Form 10-Q
period 2014-09-30
Eldorado Resorts, Inc.
filed 2014-11-14
CIK 1590895

Use these links to rapidly review the document
ELDORADO RESORTS, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

Commission File No. 001-36629

ELDORADO RESORTS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	46-3657681 (I.R.S. Employer Identification No.)

100 West Liberty Street, Suite 1150
Reno, Nevada 89501
(Address of principal executive offices)

Telephone: (775) 328-0100
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of the Registrant's Common Stock, $0.00001 par value per share, outstanding as of September 30, 2014 was 46,447,432.

ELDORADO RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$91,129	$29,813
Restricted cash	1,548	305
Accounts receivable, net	9,005	3,240
Due from affiliates	223	430
Inventories	7,357	3,109
Prepaid expenses and other	10,174	2,532

Total current assets	119,436	39,429
Restricted cash	5,000	5,000
Investment in and advances to unconsolidated affiliates	15,214	18,349
Property and equipment, net	441,919	180,342
Gaming licenses	456,945	20,574
Non-operating real property	16,419	—
Goodwill	104,734	—
Other assets, net	9,716	6,488

Total assets	$1,169,383	$270,182

LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$2,500
Current portion of capital lease obligations	37	225
Accounts payable	9,548	6,762
Interest payable	15,164	633
Accrued gaming taxes and assessments	12,799	2,447
Accrued payroll	10,267	4,568
Accrued other liabilities	26,177	7,764
Deferred income taxes	1,210	—
Due to affiliates	174	248

Total current liabilities	75,376	25,147
Long-term debt, less current portion	792,481	168,000
Capital lease obligations, less current portion	6	35
Deferred income taxes	130,873	—
Other liabilities	6,654	1,425

Total liabilities	1,005,390	194,607
Stockholders' and Member's Equity:
Member's equity	—	73,803
Common stock, 100,000,000 shares authorized, 46,447,432 issued and outstanding, par value $0.00001	—	—
Paid-in capital	165,874	—
Accumulated deficit	(3,488)	—
Accumulated other comprehensive income	1,607	1,772

Total stockholders' and member's equity	163,993	75,575

Total liabilities and stockholders' and member's equity	$1,169,383	$270,182

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Casino	$63,457	$49,105	$156,280	$149,757
Pari-mutuel commissions	446	—	446	—
Food and beverage	15,972	15,587	45,348	45,949
Hotel	7,555	7,592	20,747	21,150
Other	3,098	2,666	7,515	7,565

	90,528	74,950	230,336	224,421
Less: Promotional allowances	(11,579)	(11,319)	(32,608)	(32,783)

Net operating revenues	78,949	63,631	197,728	191,638

Expenses:
Casino	34,596	25,857	83,877	77,758
Pari-mutuel commissions	520	—	520	—
Food and beverage	8,462	7,413	22,889	21,835
Hotel	2,109	2,056	5,969	6,112
Other	2,324	1,950	5,747	5,380
Marketing and promotions	5,262	4,650	14,148	13,073
General and administrative	14,387	11,060	36,016	32,874
Depreciation and amortization	5,283	4,297	13,557	13,000

Total operating expenses	72,943	57,283	182,723	170,032
(Loss) gain on sale or disposition of property	(3)	—	(3)	2
Acquisition charges	(4,463)	(1,416)	(6,916)	(1,416)
Equity in income of unconsolidated affiliates	1,238	2,160	3,019	3,425

Operating income	2,778	7,092	11,105	23,617

Other income (expense):
Interest income	5	4	13	12
Interest expense	(5,652)	(3,912)	(13,411)	(11,810)

Total other expense	(5,647)	(3,908)	(13,398)	(11,798)

(Loss) income before income taxes	(2,869)	3,184	(2,293)	11,819
Provision for income taxes	(1,195)	—	(1,195)	—

Net (Loss) Income	$(4,064)	$3,184	$(3,488)	$11,819

Net (Loss) Income per Share of Common Stock:
Basic	$(0.16)	$0.14	$(0.14)	$0.51

Diluted	$(0.16)	$0.14	$(0.14)	$0.51

Weighted Average Number of Shares Outstanding:
Basic	26,075,022	23,311,492	24,242,791	23,311,492

Diluted	26,075,022	23,311,492	24,242,791	23,311,492

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (Loss) Income	$(4,064)	$3,184	$(3,488)	$11,819
Other Comprehensive Income, net of tax:
Defined benefit pension plan:
Amortization of net gain	1	—	1	—
Minimum pension liability adjustment of unconsolidated affiliate	(55)	—	(166)	—

Comprehensive (Loss) Income, net of tax	$(4,118)	$3,184	$(3,653)	$11,819

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,488)	$11,819
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,786	13,000
Amortization of debt issuance costs and premium	244	640
Equity in income of unconsolidated affiliate	(3,019)	(3,425)
Distributions from unconsolidated affiliate	509	1,222
Loss (gain) on sale or disposition of property	3	(2)
Provision for bad debt expense	237	646
Provision for deferred income taxes	1,190	—
Change in operating assets and liabilities:
Accounts receivable	(563)	(875)
Inventories	(135)	(374)
Prepaid expenses	1,177	(683)
Accounts payable	1,040	881
Interest payable	5,758	3,651
Accrued and other liabilities and due to affiliates	1,760	341

Net cash provided by operating activities	18,499	26,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,565)	(5,417)
Proceeds from sale of property and equipment		19
Cash acquired in acquisition, net of cash used to repurchase stock of $30 million	53,553	—
Decrease (increase) in restricted cash	1,913	(83)
Decrease (increase) in other assets, net	94	(338)

Net cash provided (used) in investing activities	50,995	(5,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(2,500)	(3,750)
Principal payments on capital leases	(217)	(313)
Cash distributions	(576)	(6,097)
Proceeds from exercise of stock options	115	—
Repurchase of stock	(5,000)	—

Net cash used in financing activities	(8,178)	(10,160)

INCREASE IN CASH AND CASH EQUIVALENTS	61,316	10,862
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,813	25,303

CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,129	$36,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,377	$7,519
Payables for purchase of property and equipment	431	694
Equipment acquired under capital leases	—	88
Noncash distribution of Tamarack investment	5,479	—

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of Eldorado Resorts, Inc. ("ERI" or the "Company"), a Nevada corporation formed in September 2013, and its consolidated subsidiaries. As explained in greater detail in Note 2, ERI was formed to be the parent company following the merger of wholly owned subsidiaries of the Company into Eldorado Holdco LLC ("HoldCo"), a Nevada limited liability company formed in 2009 that is the parent company of Eldorado Resorts LLC ("Resorts"), and MTR Gaming Group, Inc. ("MTR Gaming"), a Delaware corporation incorporated in 1988 (the "Merger"). Effective upon the consummation of the Merger on September 19, 2014 (the "Merger Date"), MTR Gaming and HoldCo each became a wholly owned subsidiary of ERI and, as a result of such transactions, Resorts became an indirect wholly owned subsidiary of ERI. The Merger has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States ("US GAAP"). As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The accompanying unaudited consolidated financial statements for periods prior to the Merger Date are those of HoldCo and its subsidiaries, and for periods subsequent to the Merger Date also include MTR Gaming and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

        MTR Gaming operates as a hospitality and gaming company with racetrack, gaming and hotel properties in West Virginia, Pennsylvania and Ohio. MTR Gaming, through its wholly owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia, Presque Isle Downs & Casino in Erie, Pennsylvania, and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

        Resorts owns and operates the Eldorado Hotel and Casino, a premier hotel, casino and entertainment facility centrally located in downtown Reno, Nevada (the "Eldorado Reno"), which opened for business in 1973.

        Resorts also owns Eldorado Resort Casino Shreveport ("Eldorado Shreveport") a 403-room all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana, which commenced operations under its previous owners in December 2000.

        Resorts also owns a 48.1% interest in the joint venture (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major themed hotel and casino situated between, and seamlessly connected at the mezzanine level to, the Eldorado Reno and Circus Circus-Reno, a hotel and casino owned and operated by Galleon, Inc. ("Galleon"), an indirect, wholly owned subsidiary of MGM Resorts International, the owner of 50% of the interests of the Silver Legacy Joint Venture. Pursuant to a Retained Interest Agreement entered into in connection with the Merger, Resorts has the right to acquire the remaining 1.9% interest in the Silver Legacy on the terms and conditions described therein.

        Resorts previously owned a 21.3% interest in Tamarack Crossing, LLC ("Tamarack"), a Nevada limited liability company that owned and operated Tamarack Junction, a casino in south Reno which commenced operations on September 4, 2001. On September 1, 2014, and as a condition to closing the Merger, Resorts distributed to HoldCo, and HoldCo subsequently distributed to its members on a pro rata basis Resorts' interest in Tamarack. No gain or loss was recognized in the accompanying unaudited

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued)

consolidated financial statements as a result of such distribution because the distribution was in the amount of the book value of Tamarack.

        The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with US GAAP for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are normal and recurring, considered necessary for a fair presentation and have been included herein. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.

        These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of MTR Gaming for the year ended December 31, 2013. Additional information regarding MTR Gaming, Resorts, and the Merger are included in the registration statement on Form S-4 filed by Eclair Holdings Company and available on the Securities and Exchange Commission's website (www.sec.gov).

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into the Company's unaudited consolidated financial statements include estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the recoverability of long-lived assets, self insurance reserves, players' club liabilities, contingencies and litigation, claims and assessments, and fair value measurements related to the Company's long-term debt. Actual results could differ from these estimates.

Significant Accounting Policies

        Cash and Cash Equivalents.    Cash and cash equivalents include investments purchased with a maturity at the day of purchase of 90 days or less. Cash and cash equivalents also includes cash maintained for gaming operations.

        Restricted Cash.    Restricted cash includes unredeemed winning tickets from our racing operations, funds related to horsemen's fines and certain simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs, cash deposits that serve as collateral for letters of credit surety bonds and short-term certificates of deposit that serve as collateral for certain bonding requirements, including self-insured workers' compensation requirements.

        Additionally, in connection with the Plan of Reorganization of the Silver Legacy Joint Venture (Note 3), each of ELLC and Galleon were required, among other things, to deposit $5.0 million of cash into a bank account as collateral in favor of the lender under the Silver Legacy Joint Venture credit agreement.

        Accounts Receivable and Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued)

markers to approved casino customers following background checks and assessments of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well a historical collection experience and current economic and business conditions. Management believes that as of September 30, 2014 and December 31, 2013, no significant concentrations of credit risk existed.

        Certain Concentrations of Risk.    The Company's operations are in limited market areas. Therefore, the Company is subject to risks inherent within those markets. To the extent that new casinos enter into the markets or hotel room capacity is expanded, competition will increase. The Company may also be affected by economic conditions in the United States and globally affecting the markets or trends in visitation or spending in the markets in which it operates. We maintain cash balances at certain financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. In addition, we maintain significant cash balances on hand at our gaming facilities.

        Inventories.    Inventories are stated at the lower of average cost, using a first-in, first-out basis, or market. Inventories consist primarily of food and beverage, retail merchandise and operating supplies. Cost is determined primarily by the average cost method for food and beverage and operating supplies.

        Property and Equipment.    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in operating income.

        Investment in Unconsolidated Affiliates.    The Company accounted for its 50% joint venture interest in ELLC and will account for its now direct interest in the Silver Legacy, using the equity method of accounting, as Resorts does not control, but exerts significant influence over the operations of the Silver Legacy. Since Resorts operates in the same line of business as the Silver Legacy, which has casino and hotel operations, Resorts' equity in the income (loss) of such joint venture is included in operating income. Similarly, Resorts accounted for its 21.3% interest in Tamarack using the equity method of accounting and included its equity in the income (loss) of Tamarack in operating income.

        The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rate. If the Company considered any such decline to be other than temporary, then a write-down would be recorded to estimated fair value. There were no impairments of the Company's equity method investments during the nine months ended September 30, 2014 and 2013.

        Long-Lived and Finite-Lived Intangible Assets and Non-Operating Real Properties.    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company then compares the estimated future

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued)

cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If the asset is still under development, future cash flows include remaining construction costs. An estimate of undiscounted future cash flows produced by the asset is compared to its carrying value to determine whether an impairment exists. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If the undiscounted cash flows do not exceed the carrying amount, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

        We have designated certain assets, consisting principally of land and undeveloped properties, as non-operating real property and declared our intent to sell those assets. No less than annually, we obtain independent appraisals of the fair value of these assets. Although we continue to actively market these properties for sale, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months. As such, these properties are not classified as held-for-sale as of September 30, 2014. For undeveloped properties, including non-operating real properties, when indicators of impairment for non-operating properties are present, the properties are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset's carrying amount. The amount of the impairment loss is calculated as the excess of the asset's carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons.

        Indefinite-Lived Intangible Assets.    Indefinite-lived intangible assets consist primarily of expenditures associated with obtaining racing and gaming licenses. Indefinite-lived intangible assets are not subject to amortization, but they are subject to an annual impairment test each year. For indefinite-lived intangible assets, if the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

        Self-Insurance Reserves.    The Company is self-insured for various levels of general liability, employee medical insurance coverage and workers' compensation coverage. Self-insurance reserves are estimated based on the Company's claims experience and are included in accrued other liabilities on the consolidated balance sheets. At both September 30, 2014 and December 31, 2013, accrued insurance and medical claims reserves were $1.2 million and $1.3 million, respectively.

        Outstanding Chip Liability.    The Company recognizes the impact on gaming revenues on an annual basis to reflect an estimate of the change in the value of outstanding chips that are not expected to be redeemed. This estimate is determined by measuring the difference between the total value of chips placed in service less the value of chips in the inventory of chips under our control. This measurement is performed on an annual basis utilizing a methodology in which a consistent formula is applied to estimate the percentage value of chips not in custody that are not expected to be redeemed. In addition to the formula, certain judgments are made with regard to various denominations and souvenir chips.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued)

        Frequent Players Program.    The Company offers programs at its properties whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption of earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and changes in the redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the frequent players program was $2.2 million and $0.1 million as of September 30, 2014 and December 31, 2013, respectively, and is included as a component of other accrued liabilities in our accompanying consolidated balance sheets.

        Revenues and Promotional Allowances.    The Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Base and progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of certain cash and free play incentives. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing of simulcast signals from other race tracks. Pari-mutuel commissions are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions, and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks. Hotel, food and beverage, and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer.

        The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The Company rewards customers, through the use of our loyalty programs, with complimentaries based on amounts wagered or won that can be redeemed for a specified time period. The Company also offers discretionary coupons to our customers, the retail values of which are included as a component of promotional allowances in the accompanying consolidated statements of operations in accordance with Financial Accounting Standards Board ("FASB") Section 605-50 for revenue recognition.

        Advertising.    Advertising costs are expensed in the period the advertising initially takes place and are included in marketing and promotions expenses.

        Fair Value of Financial Instruments.    Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued)

considering such assumptions, there is a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

• Level 1:	Quoted market prices in active markets for identical assets or liabilities.
• Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
• Level 3:	Unobservable inputs that are not corroborated by market data.

        The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate fair value:

        Cash and Cash Equivalents:    Cash equivalents include investments in money market funds. Investments in this category can be redeemed immediately at the current net asset value per share. A money market fund is a mutual fund whose investments are primarily in short-term debt securities designed to maximize current income with liquidity and capital preservation, usually maintaining per share net asset value at a constant amount, such as one dollar. The carrying amounts approximate the fair value because of the short maturity of those instruments.

        Restricted Cash:    The credit support deposit is classified as Level 1 as its carrying value approximates market prices.

        Advance to Silver Legacy Joint Venture:    The $7.5 million note receivable due to ELLC from the Silver Legacy Joint Venture (see Note 3) is classified as Level 2 based upon market-based inputs.

        Long-term Debt:    The Resorts 8.625% Senior Secured Notes due June 15, 2019 (the "Resorts Senior Secured Notes," see Note 6) and MTR Gaming 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "MTR Second Lien Notes", see Note 6) are classified as Level 2, as there is limited market activity. The fair value of the Resorts Senior Secured Notes has been calculated based on management's estimates of the borrowing rates available as of September 30, 2014 and December 31, 2013 for debt with similar terms and maturities. The fair value of the MTR Second Lien Notes was based on quoted market prices as of September 30, 2014 (See Note 2).

        Term Loan:    Resorts' term loan under the Resorts Secured Credit Facility (see Note 6) is classified as Level 2 as it is tied to market rates of interest and its carrying value approximates market value.

        Acquisition-Related Contingent Considerations:    Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn-out provisions. We consider the acquisition-related contingency's fair value measurement, which includes forecast assumptions, to be Level 3 within the fair value hierarchy. The fair value of the acquisition-related contingent consideration was based on its fair value as of the Merger Date (See Note 2).

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued)

        The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$91,129	$91,129	$29,813	$29,813
Restricted cash	6,548	6,548	5,305	5,305
Advance to Silver Legacy Joint Venture	—	4,567	—	4,004
Financial liabilities:
Long-term debt	792,481	804,380	168,000	178,080
Term loan	—	—	2,500	2,500
Acquisition-related contingent considerations	508	508	—	—

        The following table represents the change in acquisition-related contingent consideration liabilities during the period from the Merger Date to September 30, 2014:

Balance as of Merger Date	$508
Amortization of present value discount(1)	19
Fair value adjustment for change in consideration expected to be paid(2)	(19)
Settlements	—

Balance as of September 30, 2014	$508

(1)
Changes in present value are included as a component of interest expense in the consolidated statement of operations.

(2)
Fair value adjustments for changes in earn-out estimates are recorded as a component of general and administrative expense in the consolidated statement of operations.

        Stock-Based Compensation.    We account for stock-based compensation in accordance with Accounting Standards Codification ("ASC") 718, Compensation—Stock Compensation. ASC 718 requires all share-based payments to employees and non-employee members of the Board of Directors, including grants of stock options and restricted stock units, to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or to an employee's eligible retirement date, if earlier.

        Earnings per Share.    Basic earnings per share are computed by dividing net income (loss) by the weighted-average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted-average shares outstanding are increased to include additional shares from the assumed exercise of stock options and the assumed vesting of restricted share units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, that outstanding restricted share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued)

        Segment Reporting,    The executive decision makers of our Company review operating results, assess performance and make decisions on a "significant market" basis. We, therefore, consider the Eldorado Reno, Eldorado Shreveport and MTR Gaming properties to be operating segments.

Recently Issued Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-9, "Revenue from Contracts with Customers", which provides guidance for revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern" (Subtopic 205-40) which amends the current guidance in ASC Topic 205 by adding Subtopic 40. Subtopic 40 requires management to evaluate whether there are conditions or events that in aggregate would raise substantial doubt about an entity's ability to continue as a going concern for one year from the date the financial statements are issued or available to be issued. If substantial doubt existed, management would be required to make certain disclosures related to nature of the substantial doubt and under certain circumstances, how that substantial doubt would be mitigated. This amendment is effective for annual periods ending after December 15, 2016 and for subsequent interim and annual periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects, if any, adoption of this guidance will have on its consolidated financial statements.

Reclassifications

        Certain reclassifications, which have no effect on previously reported net income (loss), have been made to the 2013 consolidated balance sheet and to the unaudited condensed consolidated statements of operations to conform to the 2014 presentation. Other accrued liabilities at December 31, 2013 has been reduced by $7.0 million to disclose accrued gaming taxes and assessments ($2.4 million) and accrued payroll ($4.6 million) as separate balance sheet categories. Entertainment revenues ($1.0 million and $2.5 million for the three and nine months ended September 30, 2013, respectively) and entertainment expenses ($0.7 million and $1.8 million for the three and nine months ended September 30, 2013, respectively) have been reclassified from what was previously "food, beverage and entertainment" revenues and expenses to "other" revenues and expenses. Marketing and promotions costs have been reclassified to a separate line item from casino expenses ($4.1 million and $11.4 million for the three and nine months ended September 30, 2013, respectively) and from general and administrative expenses ($0.6 million and $1.7 million for the three and nine months ended September 30, 2013, respectively). Valet related expenses ($0.2 million and $0.7 million for the three and nine months ended September 30, 2013, respectively) have been reclassified to other expenses from general and administrative expenses.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition and Preliminary Purchase Accounting

        The Merger has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under which HoldCo is considered the acquirer for accounting purposes. HoldCo was considered the accounting acquirer on the Merger Date based on the following facts and circumstances:

  •
  The former members of HoldCo own approximately 50% of ERI.

  •
  Certain former members of HoldCo control the largest blocks of voting shares in ERI with the remaining shares of ERI being owned in smaller amounts by a diverse group of investors.

  •
  All of the initial members of ERI's board of directors were selected by HoldCo.

  •
  The Chief Executive Officer, President, the Chief Financial Officer and other key management of HoldCo assumed leadership positions at ERI upon consummation of the Merger.

  •
  As of the Merger Date, ERI and the combined Company's headquarters are in the same location in Reno, Nevada.

        The total consideration paid was $103.0 million. The purchase consideration in a reverse acquisition is determined with reference to the value of equity that the accounting acquirer, Resorts, would have had to issue to the owners of the accounting acquiree, MTR Gaming, to give them the same percentage interest in the combined entity. However, in reverse acquisition between a public company as the legal acquirer and a private company as the accounting acquirer, the fair value of the legal acquirer's publicly traded stock generally is a more reliable determination of the fair value of the purchase consideration than the fair value of the accounting acquirer's untraded equity security, and, as such is generally used in calculating the purchase consideration. Accordingly, the following table provides the preliminary calculation of the purchase price using the fair value of the outstanding

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition and Preliminary Purchase Accounting (Continued)

common stock of MTR Gaming based on the closing stock price of $4.43 on the Merger Date, as well as a reconciliation of the total shares outstanding on the Merger Date.

ERI Outstanding Share Calculation
Shares issued to Resorts(i)	23,311,492
Number of MTR Gaming shares outstanding on the Merger Date(ii)	28,386,084
MTR Gaming RSUs that vested upon closing of the Merger(iii)	499,179

Total ERI shares outstanding—before share repurchase	52,196,755
MTR Gaming shares acquired at $6.05 per share based on $35.0 million cash election(iv)	(5,785,123)

Total ERI shares outstanding at Merger Date	46,411,632
Resorts % ownership	50.23%
MTR Gaming % ownership	49.77%
Consideration Transferred (dollars in thousands, except stock price)
Number of MTR Gaming shares outstanding at the Merger Date	28,386,084
MTR Gaming RSUs that vested upon closing of the Merger	499,179
MTR Gaming shares acquired at $6.05 per share based on $35.0 million cash election	(5,785,123)

Total net MTR Gaming shares	23,100,140
FMV of MTR Gaming common stock at Merger Date	$4.43

Fair value of MTR Gaming shares	$102,334
Fair value of MTR Gaming stock options	677

Total consideration transferred	$103,011

(i)
The number of shares issued to members of Resorts in the Merger as merger consideration as determined pursuant to the terms of the Merger Agreement.

(ii)
Number of shares of MTR common stock issued and outstanding immediately prior to closing.

(iii)
Pursuant to the MTR 2010 Long-Term Incentive Plan, immediately prior to closing, all outstanding stock options and MTR RSUs vested and became immediately exercisable. All vested MTR RSUs were exchanged for one share of ERI common stock. All outstanding stock options became exercisable for shares of ERI common stock with the same terms as the previous awards.

(iv)
Total cash election includes $30.0 million paid by MTR Gaming and $5.0 million paid by HoldCo on the Merger Date.

        Under the terms of the Merger Agreement, Resorts members received 23,311,492 shares of newly issued common stock in the Company, subject to the lock up terms in the Merger Agreement, and MTR Gaming stockholders received 23,100,140 shares of newly issued common stock in the Company or cash in the amount of $6.05 per share at closing.

        The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Merger Date. The purchase price allocations are based upon preliminary valuations, and the Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition and Preliminary Purchase Accounting (Continued)

assets, prior to the finalization of the more detailed analyses, which must occur within one year from the Merger Date, may change the amount of the purchase price allocations.

At September 19, 2014
(in thousands)

Current assets	$74,873
Property and equipment	270,172
Goodwill	104,734
Intangible assets(1)	436,600
Other noncurrent assets	20,381

Total assets	906,760
Current liabilities	45,316
Long term debt(2)	624,877
Deferred income taxes(3)	128,545
Other noncurrent liabilities	5,011

Total liabilities assumed	803,749

Net assets acquired	$103,011

(1)
Intangible assets consist of gaming licenses, trade names, and customer loyalty programs.

(2)
Long term debt was comprised of MTR Second Lien Notes totaling $570.7 million.

(3)
Deferred tax liabilities were derived based on fair value adjustments for property and equipment, identified intangibles, deferred financing costs, certain long term liabilities and long term debt.

        Goodwill, the excess of the purchase price of acquiring MTR Gaming over the fair market value of the net assets acquired, in the amount of $104.7 million was recorded as of the Merger Date. The Company considers the goodwill to represent benefits expected to be realized as a result of the Merger, including, but not limited to, the expected synergies and the assembled workforce. None of the goodwill is expected to be deductible for tax purposes.

        Trade receivables and payable, inventory as well as other current and non-current assets and liabilities were valued at the existing carrying values as they represented the fair value of those items at the Merger Date, based on management's judgments and estimates.

        The fair value of property and equipment utilized a combination of the cost and market approaches, depending on the characteristics of the asset classification. The fair value of land was determined using the market approach, which considers sales of comparable assets and applies compensating factors for any differences specific to the particular assets. With respect to personal property components of the assets (gaming equipment, furniture, fixtures and equipment, computers, and vehicles) the cost approach was used, which is based on replacement or reproduction costs of the asset. Building and site improvements were valued using the cost approach using a direct cost model built on estimates of replacement cost.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition and Preliminary Purchase Accounting (Continued)

        The fair value of non-operating real property was determined utilizing a sales comparison approach.

        The gaming and racing licenses of each property were valued in aggregate for each respective property, as these licenses are considered to be the most significant asset of MTR Gaming and the gaming licenses could not be obtained without holding the racing licenses. Therefore, a market participant would value the licenses in aggregate. The fair value of the licenses was determined using the excess earnings methodology, which is an income approach methodology that allocates the projected cash flows of the business to the gaming license intangible assets less charges for the use of other identifiable assets of MTR Gaming including working capital, fixed assets and other intangible assets. This methodology was considered appropriate as the gaming licenses are the primary asset of MTR Gaming and the licenses are linked to each respective facility. Under the gaming legislation applicable to the MTR Gaming properties, licenses are property specific and can only be acquired if a buyer acquires the existing facility. Because existing licenses may not be acquired and transferred for use at a different facility, the estimated future cash flows of each of the MTR Gaming properties was the primary assumption in the valuation of such property.

        Management has preliminarily assigned an indefinite useful life to the gaming licenses, in accordance with its review of the applicable guidance of ASC 350. The standard required management to consider, among other things, the expected use of the asset, the expected useful life of other related asset or asset group, any legal, regulatory, or contractual provisions that may limit the useful life, the Company's own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, management determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. The Company has licenses in Pennsylvania, West Virginia and Ohio. The renewal of each state's gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state's gaming regulator, and meeting certain inspection requirements. However, the Company's historical experience has not indicated, nor does management expect, any limitations regarding its ability to continue to renew each license. No other competitive, contractual, or economic factor limits the useful lives of these assets. Accordingly, the Company has preliminarily concluded that the useful lives of these licenses are indefinite.

        Trade names were valued using the relief-from-royalty method. The customer loyalty program was valued using a combination of a replacement cost and lost profits analysis. Trade names are being amortized on a straight-line basis over a five year useful life and the customer loyalty program is being amortized on a straight-line basis over a one year useful life. The weighted average useful life of all amortizing intangible assets related to the Merger is approximately three years.

        Existing long term debt assumed on the Merger Date was fair valued based on quoted market prices.

        Deferred income tax assets and liabilities as of the Merger Date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition and Preliminary Purchase Accounting (Continued)

Unaudited Pro Forma Information

        The following table includes the unaudited pro forma financial results for the three and nine months ended September 30, 2014 and 2013, which gives effect to the Merger as if it had occurred on January 1, 2013 and reflect proforma adjustments that are expected to have a continuing impact on the results of operations of the Company and are directly attributable to the Merger:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenues	$191,098	$192,494	$549,605	$574,605
Net (loss) income	(1,889)	2,627	1,950	9,247
Net (loss) income per common share
Basic	$(0.04)	$0.06	$0.04	$0.20
Diluted	$(0.04)	$0.06	$0.04	$0.20
Weighted shares outstanding
Basic	46,411,632	46,411,632	46,411,632	46,411,632
Diluted	46,493,926	46,493,926	46,493,926	46,493,926

        These pro forma results do not necessarily represent the results of operations that would have been achieved if the MTR Gaming transaction had taken place on January 1, 2013, nor are they indicative of the results of operations for future periods. The pro forma amounts include the historical operating results of the Company and MTR Gaming prior to the acquisition, with adjustments directly attributable to the Merger.

Note 3. Investment in Unconsolidated Affiliates

        Effective March 1, 1994, ELLC and Galleon, (each a "Partner" and, together, the "Partners"), entered into the Silver Legacy Joint Venture pursuant to a joint venture agreement (the "Original Joint Venture Agreement" and, as amended to date, the "Joint Venture Agreement") to develop the Silver Legacy. The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. Each partner owns a 50% interest in the Silver Legacy Joint Venture. Prior to the Merger Date, Resorts owned a 48.1% interest in the Silver Legacy Joint Venture by means of its 96.2% ownership of ELLC, which owned a 50% interest in the Silver Legacy Joint Venture. Subsequent to the Merger Date, the Resorts owns a direct 48.1% interest in the Silver Legacy Joint Venture.

        On May 17, 2012, the Silver Legacy Joint Venture and Silver Legacy Capital Corp. (the "Silver Legacy Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and on June 1, 2012 the Silver Legacy Debtors filed a joint plan of reorganization, which was subsequently amended on June 29, 2012 and August 8, 2012 (the "Plan of Reorganization"). On October 23, 2012, an order of confirmation relating to the Plan of Reorganization was entered by the bankruptcy court. The effective date, as defined in the Plan of Reorganization, occurred on November 16, 2012. Concurrently, the Silver Legacy Joint Venture closed on its new debt facilities and issued its new subordinated debt owed to its partners. All creditors were paid under the terms of the Plan of Reorganization (with the exception of the quarterly installment payments to certain general

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Investment in Unconsolidated Affiliates (Continued)

unsecured creditors which were paid in full by November 16, 2013) and the Silver Legacy Joint Venture emerged from bankruptcy. A final hearing was held and the Chapter 11 case closed on March 20, 2013.

        Under the Plan of Reorganization, each of ELLC and Galleon retained its 50% interest in the Silver Legacy Joint Venture, but was required to advance $7.5 million to the Silver Legacy Joint Venture pursuant to a subordinated loan and provide credit support by depositing $5.0 million of cash into a bank account as collateral in favor of the lender under the Silver Legacy Joint Venture credit agreement. The $7.5 million note receivable from ELLC to the Silver Legacy Joint Venture was issued on November 16, 2012 with a stated interest rate of 5% per annum and a maturity date of May 16, 2018 and is included on the accompanying consolidated balance sheets in Investment in and Advances to Unconsolidated Affiliates at September 30, 2014 and December 31, 2013. Payment of any interest or principal under the loan is subordinate to the senior indebtedness of the Silver Legacy Joint Venture. Accrued interest under the loan will be added to the principal amount of the loan and may not be paid unless principal of the loan may be paid in compliance with the terms of the senior indebtedness outstanding or at maturity. The $5.0 million collateral deposit by ELLC is included as non-current restricted cash in the accompanying consolidated balance sheets at September 30, 2014 and December 31, 2013.

        On December 16, 2013, the Silver Legacy Joint Venture entered into a new senior secured term loan facility totaling $90.5 million (the "New Silver Legacy Credit Facility") to refinance its indebtedness under its then existing senior secured term loan and Silver Legacy Second Lien Notes. The proceeds from the New Silver Legacy Credit Facility, in addition to $7.0 million of operating cash flows, were used to repay $63.8 million representing principal and interest outstanding under the Silver Legacy Credit Facility, $31.7 million representing principal and interest related to the extinguishment of the Silver Legacy Second Lien Notes and $2.0 million in fees and expenses associated with the transactions. The New Silver Legacy Credit Facility consists of a $60.5 million first-out tranche term loan and a $30.0 million last-out tranche term loan. The New Silver Legacy Credit Facility matures on November 16, 2017, which was the maturity date of the original Silver Legacy credit facility.

        Equity in income related to the Silver Legacy Joint Venture for the three and nine months ended September 30, 2014 amounted to $1.0 million and $2.3 million, respectively. Equity in income related to the Silver Legacy Joint Venture for the three and nine months ended September 30, 2013 amounted to $1.9 million and $2.6 million, respectively.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Investment in Unconsolidated Affiliates (Continued)

        Summarized information for the Company's investment in and advances to the Silver Legacy Joint Venture for the nine months ended September 30, 2014 and the year ended December 31, 2013 is as follows (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Beginning balance	$13,081	$(2,198)
Equity in income of unconsolidated affiliate	2,299	2,261
Gain on early extinguishment of debt of unconsolidated affiliate	—	11,980
Other comprehensive income—minimum pension liability adjustment of unconsolidated affiliate	(166)	1,772
Member's distribution	—	(734)

Ending balance	$15,214	$13,081

        Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Current assets	$37,243	$29,565
Property and equipment, net	192,230	198,150
Other assets, net	6,898	8,201

Total assets	$236,371	$235,916

Current liabilities	$26,571	$27,475
Long-term liabilities	89,634	92,541
Partners' equity	120,166	115,900

Total liabilities and partners' equity	$236,371	$235,916

        Summarized unaudited results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$34,447	$34,979	$97,540	$96,683
Operating expenses	(29,645)	(29,076)	(84,667)	(84,833)

Operating income	4,802	5,903	12,873	11,850
Other expense	(2,778)	(2,063)	(8,273)	(6,213)
Reorganization items	—	(84)	—	(407)

Net income	$2,024	$3,756	$4,600	$5,230

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Investment in Unconsolidated Affiliates (Continued)

        Prior to the Merger, Resorts owned a 21.3% interest in Tamarack, which owns and operates Tamarack Junction, a small casino in south Reno, Nevada. Donald L. Carano ("Carano"), who was the presiding member of Resorts' Board of Managers and the Chief Executive Officer of Resorts, owned a 26.3% interest in Tamarack. Four members of Tamarack, including Resorts and three unaffiliated third parties, managed the business and affairs of Tamarack Junction. At December 31, 2013, Resorts' financial investment in Tamarack was $5.3 million. Resorts' capital contribution to Tamarack represented its proportionate share of the total capital contributions of the members. Resorts' investment in Tamarack was accounted for using the equity method of accounting. Equity in income related to Tamarack for the three months ended September 30, 2014 and 2013 of $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2014 and 2013 of $0.7 million and $0.8 million, respectively, is included as a component of operating income.

        On September 1, 2014, and as a condition to closing the Merger, Resorts distributed to HoldCo and HoldCo subsequently distributed to its members on a pro rata basis Resorts' interest in Tamarack. No gain or loss was recognized in the accompanying unaudited consolidated financial statements as a result of such distribution because the distribution was in the amount of the book value of Tamarack. The distributed interests in Tamarack had a carrying amount of $5.5 million.

        Summarized information for Resort's equity in Tamarack for 2014 prior to its distribution and the year ended December 31, 2013 is as follows (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Beginning balance	$5,268	$5,066
Member's distribution	(509)	(892)
Equity in net income of unconsolidated affiliate	720	1,094
Liquidation of investment	(5,479)	—

Ending balance	$—	$5,268

        Summarized balance sheet information for Tamarack at December 31, 2013 is as follows (in thousands):

Current assets	$6,165
Property and equipment, net	22,065
Other assets	19

Total assets	$28,249

Current liabilities	$2,020
Notes payable and capital lease obligations	1,443
Partners' equity	24,786

Total liabilities and partners' equity	$28,249

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Investment in Unconsolidated Affiliates (Continued)

        Summarized unaudited results of operations for Tamarack is as follows (in thousands):

	Period from July 1, 2014 through August 31, 2014	Three Months Ended September 30, 2013	Period from January 1, 2014 through August 31, 2014	Nine Months Ended September 30, 2013
Net revenues	$3,549	$4,937	$12,908	$14,372
Operating expenses	(2,470)	(3,590)	(9,431)	(10,351)

Operating income	1,079	1,347	3,477	4,021
Interest expense	(10)	(22)	(45)	(78)

Net income	$1,069	$1,325	$3,432	$3,943

Note 4. Other and Intangible Assets

        Other and intangible assets, net, include the following amounts (in thousands):

	September 30, 2014	December 31, 2013
Goodwill	$104,734	$—
Gaming licenses (indefinite-lived)	445,474	20,574
Trade names	6,600	—
Customer loyalty programs	5,100	—

	561,908	20,574
Accumulated amortization trade names	(47)	—
Accumulated amortization loyalty programs	(182)	—

Total goodwill and other intangible assets	$561,679	$20,574

Land held for development	$906	$906
Bond offering costs, 8.625% Resorts Senior Secured Notes	6,851	6,851
Other	4,825	957

	12,582	8,714
Accumulated amortization bond costs	(2,866)	(2,226)

Total Other Assets, net	$9,716	$6,488

        Included in gaming licenses is the Eldorado Shreveport gaming license recorded at $20.6 million at both September 30, 2014 and December 31, 2013. The license presents an intangible asset acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate. Gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful life.

        Goodwill, the excess of the purchase price of acquiring MTR Gaming over the fair market value of the net assets acquired, in the amount of $104.7 million was recorded as of the Merger Date. For financial reporting purposes, goodwill is not amortized, but is reviewed no less than annually or when

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Other and Intangible Assets (Continued)

events or circumstances indicate the carrying value might exceed the market value to determine if there has been an impairment in the recorded value.

        Amortization of Resorts' bond and loan costs is computed using the straight-line method, which approximates the effective interest method, over the term of the bonds or loans, respectively, and is included in interest expense on the accompanying unaudited consolidated statements of operations and comprehensive income. Amortization expense with respect to deferred financing costs amounted to $0.2 million for each of the three months ended September 30, 2014 and 2013 and $0.6 million for each of the nine months ended September 30, 2014 and 2013. Such amortization expense is expected to be $0.2 million during the remainder of 2014, $0.9 million during each of the years ended December 31, 2015 through 2018 and $0.4 million during 2019.

Note 5. Income Taxes

        The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

        The income tax provision results in an effective tax rate that has an unusual relationship to our pretax income (loss). This is due to the federal and state valuation allowances on our deferred tax assets as discussed below.

        The difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on our deferred tax assets as discussed below. As a result of our net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as "Naked Credits"), we expect to continue to provide for a full valuation allowance against substantially all of our net federal and our net state deferred tax assets.

        For income tax purposes we amortize or depreciate certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non cash deferred tax expense as we amortize these assets for tax purposes.

        During the three months ended September 30, 2014, our tax expense was $1.2 million. The third quarter of 2014 provision reflects the recording of additional naked credit amortization in the amount of $0.3 million and a state and local income tax provision of $0.9 million. There was no income tax expense during third quarter of 2013 because we were a partnership for income tax purposes.

        Prior to the Merger Date, we were taxed as a partnership under the Internal Revenue Code pursuant to which income taxes are primarily the responsibility of the partners. On September 18, 2014, as part of the merger with MTR Gaming, Inc., we became a C Corporation subject to the federal and state corporate-level income taxes at prevailing corporate tax rates. As a result of this change in status, a discrete expense of $0.7 million was recognized during the three months ended September 30, 2014.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Income Taxes (Continued)

        During the nine months ended September 30, 2014, our tax expense was $1.2 million. The nine months ended September 30, 2014 provision reflects the recording of additional naked credit amortization in the amount of $0.3 million and a state and local income tax provision of $0.9 million. There was no tax expense during the nine months ended September 30, 2013 because we were a partnership for income tax purposes. As of September 30, 2014, there are no unrecognized tax benefits and we do not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        We file a US federal income tax return, and various state and local income tax returns. With few exceptions, we are no longer subject to US federal or state and local tax examinations by tax authorities for years before 2011.

Note 6. Long-Term Debt

        Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
8.625% Resorts Senior Secured Notes	$168,000	$168,000
Term Loan under Secured Credit Facility	—	2,500
11.5% MTR Second Lien Notes	570,664	—
Unamortized premium	53,817	—

Total 11.5% MTR Second Lien Notes	624,481	—

	792,481	170,500
Less—Current portion	—	2,500

	$792,481	$168,000

        Scheduled maturities of long-term debt are $738.7 million in 2019.

Resorts' Debt Obligations

        On June 1, 2011, Resorts issued $180 million of 8.625% Resorts Senior Secured Notes due June 15, 2019 (the "Resorts Senior Secured Notes"). Interest on the Resorts Senior Secured Notes is payable semiannually each June 15 and December 15 to holders of record on the preceding June 1 or December 1, respectively.

        The indenture relating to the Resorts Senior Secured Notes contains various restrictive covenants including, restricted payments and investments, additional liens, transactions with affiliates, covenants imposing limitations on additional debt, dispositions of property, mergers and similar transactions, and events of default. As of September 30, 2014, Resorts was in compliance with all of the covenants under the indenture relating to the Resorts Senior Secured Notes.

        The Resorts Senior Secured Notes are unconditionally guaranteed, jointly and severally, by all of Resorts' current and future domestic restricted subsidiaries other than Eldorado Capital Corp., an entity that was formed for the exclusive purpose of acting as co-issuer of debt issued by Resorts (collectively, the "Guarantors"). The Silver Legacy Joint Venture is not a subsidiary and did not guarantee the Resorts Senior Secured Notes. The Resorts Senior Secured Notes are secured by a first

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Long-Term Debt (Continued)

priority security interest on substantially all of Resorts' current and future assets (other than certain excluded assets, including gaming licenses and Resorts' interests in ELLC and the Silver Legacy Joint Venture). Such security interests are junior to the security interests with respect to obligations of Resorts and the Guarantors under the Secured Credit Facility. In addition, all of the membership interests in Resorts and equity interests in the Guarantors are subject to a pledge for the benefit of the holders of the Resorts Senior Secured Notes.

        Resorts may redeem some or all of the Resorts Senior Secured Notes prior to June 15, 2015 at a redemption price of 100% of the principal amount thereof plus a "make whole premium" together with accrued and unpaid interest thereon. On or after June 15, 2015, Resorts may redeem the Resorts Senior Secured Notes at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest thereon:

Year beginning June 15,	Percentage
2015	104.313%
2016	102.156%
2017 and thereafter	100.000%

        On June 1, 2011, Resorts entered into a $30 million senior secured revolving credit facility (the "Resorts Secured Credit Facility") available until May 30, 2014 consisting of a $15 million term loan and a $15 million revolving credit facility. The term loan was repaid during the second quarter of 2014. At December 31, 2013, the outstanding principal amount under the Term Loan was $2.5 million. Resorts did not renew the Resorts Secured Credit Facility when it matured on May 30, 2014.

MTR Gaming Debt Obligations

        MTR Second Lien Notes.    On August 1, 2011, MTR Gaming issued $565.0 million 11.5% Senior Secured Second Lien Notes (the "MTR Second Lien Notes") due August 1, 2019 at an issue price equal to 97% of the aggregate principal amount of the MTR Second Lien Notes. The MTR Second Lien Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

        The MTR Second Lien Notes and the guarantees are senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by MTR Gaming's current and future domestic restricted subsidiaries, other than MTR Gaming's immaterial subsidiaries. The MTR Second Lien Notes are secured by a second priority lien on substantially all of the assets of MTR Gaming and the guarantors, other than excluded property, as defined in the Senior Secured Second Lien Indenture. The MTR Second Lien Notes and the guarantees are effectively junior to any of MTR Gaming's and the guarantors' existing and future debt that is secured by senior or prior liens on the collateral, including indebtedness under MTR Gaming's senior secured revolving credit facility, as discussed below, to the extent of the value of the collateral securing such obligations.

        The indenture governing the MTR Second Lien Notes contains a number of customary covenants, including limitations on restricted payments and investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. In addition, if the consolidated total debt ratio of MTR Gaming is equal to or greater than 4.0 to 1.0 and such offer is permitted pursuant to the terms of MTR Gaming's credit facilities, MTR

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Long-Term Debt (Continued)

Gaming is required to repay debt under its credit facility or make an offer to purchase MTR Second Lien Notes with the excess cash flow amounts (as such term is defined in the indenture governing the MTR Second Lien Notes). As of September 30, 2014, MTR Gaming was in compliance with the covenants under the indenture relating to the MTR Second Lien Notes.

        MTR Gaming may redeem some or all of the MTR Second Lien Notes prior to August 1, 2015 at a redemption price of 100% of the principal amount thereof plus a "make whole premium" together with accrued and unpaid interest thereon. On or after August 1, 2015, MTR Gaming may redeem the MTR Second Lien Notes at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest thereon:

Year beginning August 1,	Percentage
2015	106.000%
2016	103.000%
2017 and thereafter	100.000%

        MTR Credit Facility.    On August 1, 2011, MTR Gaming entered into a senior secured revolving credit facility (the "MTR Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. There were no borrowings outstanding as of September 30, 2014.

        The MTR Credit Facility is secured by substantially the same assets securing the MTR Second Lien Notes (and including securities of MTR Gaming's subsidiaries to the extent permitted by law). Borrowings under the MTR Credit Facility are guaranteed by all of MTR Gaming's existing and future domestic restricted subsidiaries. The security interest in the collateral that secures the MTR Credit Facility is senior to the security interest in the collateral that secures the MTR Second Lien Notes.

        The MTR Credit Facility contains a number of customary covenants, including limitations on restricted payments and investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. The MTR Credit Facility also contains certain financial covenants, including maximum capital expenditures, maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum consolidated EBITDA amounts. As of September 30, 2014, MTR Gaming was in compliance with the required covenants.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Earnings per Share

        The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(dollars in thousands, except per share amounts)
Net (loss) income	$(4,064)	$3,184	$(3,488)	$11,819

Shares outstanding:
Weighted average shares	26,075,022	23,311,492	24,242,791	23,311,492
Effect of dilutive securities	—	—	—	—

Diluted shares outstanding	26,075,022	23,311,492	24,242,791	23,311,492

Net (loss) income per common share:
Basic	$(0.16)	$0.14	$(0.14)	$0.51

Diluted	$(0.16)	$0.14	$(0.14)	$0.51

Note 8. Commitments and Contingencies

Litigation

        We are a party to various lawsuits, which have arisen in the normal course of our business. Estimated losses are accrued for these lawsuits and claims when the loss is probable and can be estimated. The current liability for the estimated losses associated with those lawsuits is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.

        In connection with the Merger, three class action lawsuits were filed by purported stockholders of MTR challenging the Merger. All three cases were filed in the Delaware Court of Chancery. The first case was filed on September 23, 2013 and is captioned Harris v. MTR Gaming Group, Inc., et al., Case No. 8937-VCG (the "Harris Case"); the second case was filed on September 27, 2013 and is captioned Julian v. MTR Gaming Group, Inc., et al., Case No. 8950-VCG (the "Julian Case"); and the third case was filed on October 14, 2013 and is captioned Morse v. MTR Gaming, Inc., et al., Case No. 9001 (the "Morse Case"). These cases, which purported to be brought as class actions on behalf of all MTR stockholders, excluding the members of MTR's board of directors, alleged, among other things, that the consideration to be received by MTR stockholders in connection with the merger was inadequate and that MTR's directors breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement. On August 25, September 17, and October 9, 2014 Plaintiffs separately moved to voluntarily dismiss their claims.

        On October 21, 2011, a complaint was filed challenging certain aspects of the casino referendum and the Ohio Governor's and legislature's approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Scioto Downs, in order to protect its right to VLT gaming, filed a motion to intervene on February 2, 2012. Dispositive Motions were filed by the Ohio Attorney General, Scioto Downs, Inc.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (Continued)

and others on February 20, 2012, and, on May 30, 2012, the litigation was dismissed. On March 13, 2013, the appeals court affirmed the lower court decision. On April 26, 2013, the plaintiffs filed a notice of Appeal to the Ohio Supreme Court. On July 24, 2013 The Ohio Supreme Court granted allocatur, agreeing to hear this matter upon the outcome of another case with comparable legal issues that was before the court. On June 10, 2014, the Ohio Supreme Court affirmed the dismissal of the appeal of the matter involving the comparable legal issues. In light of the decision on the comparable matter, Scioto Downs and the other parties, filed a joint motion to dismiss the appeal of this matter on July 2, 2014, which is still pending before the Court.

Sales and Use Tax Case

        In March 2008, the Nevada Supreme Court ruled, in a case involving another gaming company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax. Resorts had previously paid use tax on these items and had generally filed for refunds for the periods from January 2001 to February 2008 related to this matter, which refunds had not been paid. Resorts claimed the exemption on sales and use tax returns for periods after February 2008 in light of this Nevada Supreme Court decision and had not accrued or paid any sales or use tax for those periods. In June 2013, Resorts and other similarly situated companies entered into a global settlement agreement with the Nevada Department of Taxation (the "Taxation Department") that, when combined with the contemporaneous passage of legislation governing the prospective treatment of complimentary meals ("AB 506"), resolved all matters concerning the prior and future taxability of such meals. AB 506 provides that complimentary meals provided to customers and employees after the effective date of the bill are not subject to either sales or use tax. Under the terms of the global settlement, Resorts agreed to withdraw its refund requests and the Taxation Department agreed to drop its assertion that sales tax was due on such meals up to the effective date of AB 506. Since Resorts did not previously accrue either the claims for refund of use taxes or any liability for sales taxes that the Taxation Department may have asserted prior to entering the global settlement agreement, there is no financial statement impact of entering into the settlement agreement.

        In 2002, Resorts entered into a professional services agreement on a contingency fee basis arrangement with a third party advisory group to obtain refunds or credits for the aforementioned overpaid sales and use taxes. In August 2013, the Company received a letter from the advisory group seeking payment of approximately $890,000 for unsubstantiated services rendered in connection with the settlement agreement reached in AB 506 and is seeking contingency fees for taxes resolved by legislation from February 2008 and for future taxes through 2019 that will not materialize. The Company denies any obligations under the contingent fee basis claim as no amounts were recovered by the Company under the terms of the agreement.

Environmental Remediation

        In October 2004, MTR Gaming acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with our acquisition of the International Paper site, MTR Gaming entered into a consent order and decree (the "Consent Order") with the PaDEP and International Paper insulating it from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Commitments and Contingencies (Continued)

racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, MTR Gaming sold approximately 205 acres to GEIDC which assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired. However, MTR Gaming was advised by the PaDEP that it was not released from its liability and responsibility under the Consent Order. MTR Gaming also purchased an Environmental Risk Insurance Policy in the amount of $10.0 million with respect to the property, which expires in October 2015. MTR Gaming believes the insurance coverage is in excess of any exposure that it may have in this matter.

Regulatory Gaming Assessments

        The Pennsylvania Gaming Control Board (the "PGCB"), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the Borrowers"), were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the Borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of approximately $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of approximately $63.8 million.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. MTR Gaming has estimated that its total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although MTR Gaming cannot determine when payment will begin, it has considered a similar repayment model for the General Fund borrowings and estimated that its total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.2 million, which has been accrued in the accompanying unaudited consolidated balance sheet at September 30, 2014.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. The estimated total obligation at September 30, 2014 was $5.1 million and is accrued in the accompanying unaudited consolidated balance sheet. MTR Gaming paid approximately $0.3 million during the nine months ended September 30, 2014.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Related Parties

        As of September 30, 2014, the Company's receivables and payables to related parties, each amounted to $0.2 million. As of December 31, 2013, the Company's receivables and payables to related parties, amounted to $0.4 million and $0.2 million, respectively. These amounts represent amounts related to shared services and other transactions in the ordinary course of business between Resorts and Silver Legacy.

        Historically, Resorts paid management fees to Recreational Enterprises, Inc. ("REI") and Hotel Casino Management, Inc. ("HCM"), the owners of 47% and 25% of HoldCo's equity interests, respectively, prior to the Merger. In connection with the refinancing of Resorts' debt obligations in September 2011, the management agreement was amended which, among other things, placed a maximum management fee payment allowed at $0.6 million annually. In the third quarters of both 2014 and 2013, we paid an aggregate $0.2 million in management fees to REI and HCM. For each of the nine months ended September 30, 2014 and 2013, Resorts paid an aggregate $0.5 million in management fees to REI and HCM.

        On September 1, 2014, and as a condition to closing the Merger, HoldCo distributed all of Resorts' interest in Tamarack on a pro rata basis to its members. This distribution was made prior to the Merger Date and, accordingly, the value of Tamarack was excluded from the value on which the issuance of common stock of the Company to Resorts was determined.

Note 10. Segment Information

        The following table sets forth, for the period indicated, certain operating data for our reportable segments. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company's principal operating activities occur in three geographic regions: Reno, Shreveport and the eastern states. The Company has

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Segment Information (Continued)

aggregated its operating segments into three reportable segments: Eldorado Reno, Eldorado Shreveport and MTR Gaming.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues and expenses
Eldorado Reno
Net operating revenues(a)	$28,759	$30,571	$81,545	$84,534
Expenses, excluding depreciation	(25,321)	(25,930)	(72,585)	(72,866)
Loss on sale or disposition of property	—	—	—	(6)
Acquisition charges	(3,845)	(1,416)	(6,298)	(1,416)
Equity in net income of unconsolidated affiliate	1,238	2,160	3,019	3,425
Depreciation	(1,941)	(2,058)	(5,933)	(6,297)

Operating (loss) income—Eldorado Reno	$(1,110)	$3,327	$(252)	$7,374

Eldorado Shreveport
Net operating revenues	$34,629	$33,810	$102,122	$109,354
Expenses, excluding depreciation and amortization(a)	(28,647)	(27,806)	(84,389)	(86,416)
(Loss) gain on sale or disposition of property	(3)	—	(3)	8
Depreciation and amortization	(2,053)	(2,239)	(6,335)	(6,703)

Operating income—Eldorado Shreveport	$3,926	$3,765	$11,395	$16,243

MTR Gaming
Net operating revenues	$16,311	$—	$16,311	$—
Expenses, excluding depreciation and amortization	(14,442)	—	(14,442)	—
Acquisition charges	(618)	—	(618)	—
Depreciation and amortization	(1,289)	—	(1,289)	—

Operating (loss)—MTR Gaming	$(38)	$—	$(38)	$—

Total Reportable Segments
Net operating revenues(a)	$79,699	$64,381	$199,978	$193,888
Expenses, excluding depreciation and amortization(a)	(68,410)	(53,736)	(171,416)	(159,282)
(Loss) gain on sale or disposition of property	(3)	—	(3)	2
Acquisition charges	(4,463)	(1,416)	(6,916)	(1,416)
Equity in net income of unconsolidated affiliate	1,238	2,160	3,019	3,425
Depreciation and amortization	(5,283)	(4,297)	(13,557)	(13,000)

Operating income—Total Reportable Segments	$2,778	$7,092	$11,105	$23,617

Reconciliations to Consolidated Net Income
Operating Income—Total Reportable Segments	$2,778	$7,092	$11,105	$23,617
Unallocated income and expenses:
Interest income	5	4	13	12
Interest expense	(5,652)	(3,912)	(13,411)	(11,810)
Provision for income taxes	(1,195)	—	(1,195)	—

Net (loss) income	$(4,064)	$3,184	$(3,488)	$11,819

(a)
Before the elimination of $0.8 million for each of the three month periods ended September 30, 2014 and 2013 and $2.2 million for each of the nine month periods ended September 30, 2014 and 2013 for management fees to Eldorado Reno and expense to Eldorado Shreveport.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Segment Information (Continued)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Capital Expenditures
Eldorado Reno	$2,404	$1,805
Eldorado Shreveport	1,824	3,612
MTR Gaming	337	—

Total	$4,565	$3,624

	As of September 30, 2014	As of December 31, 2013
	(in thousands)
Total Assets
Eldorado Reno	$246,665	$252,066
Eldorado Shreveport	147,320	150,766
MTR Gaming	909,853	—
Eliminating entries(a)	(134,455)	(132,650)

Total	$1,169,383	$270,182

(a)
Reflects the following eliminations for the periods indicated:

Proceeds from Resorts Senior Secured Notes loaned to Eldorado Shreveport	$116,308	$118,038
Accrued interest on the above intercompany loan	2,926	418
Intercompany receivables/payables	232	91
Net investment in and advances to MTR Gaming	5,000	—
Benefit for tax provision	2,962
Net investment in and advances to Eldorado Shreveport	7,027	14,103

	$134,455	$132,650

Note 11. Subsequent Events

        In October 2014, MTR Gaming repurchased $10.0 million in aggregate principal amount of its 11.25% Senior Secured Second Lien Notes, at a price of $110.25 per $100 in principal amount of the purchased notes, which approximated their carrying value as of September 30, 2014.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        Eldorado Resorts, Inc. ("ERI" or the "Company"), a Nevada corporation, was formed in September 2013 to be the parent company following the merger of wholly owned subsidiaries of the Company into Eldorado HoldCo LLC ("HoldCo"), a Nevada limited liability company formed in 2009 that is the parent company of Eldorado Resorts LLC ("Resorts"), and MTR Gaming Group, Inc. ("MTR Gaming"), a Delaware corporation incorporated in 1988 (the "Merger"). Effective upon the consummation of the Merger on September 19, 2014 (the "Merger Date"), MTR Gaming and HoldCo each became a wholly owned subsidiary of ERI and, as a result of such transactions, Resorts became an indirect wholly owned subsidiary of ERI.

        Resorts owns and operates a hotel and riverboat gaming complex that includes a 403-room, all suite, art deco-style hotel and a tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana ("Eldorado Shreveport") and the Eldorado Hotel & Casino, a premier hotel, casino and entertainment facility in Reno, Nevada ("Eldorado Reno"). Resorts owns the Eldorado Shreveport indirectly through two wholly owned subsidiaries which own 100% of the partnership interests in the Eldorado Shreveport Joint Venture, a Louisiana general partnership ("Louisiana Partnership"). In addition, Resorts owns a 48.1% interest in a joint venture ("Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino ("Silver Legacy"), a major, themed hotel/casino located adjacent to the Eldorado Reno. Resorts also previously owned a 21.3% interest in Tamarack Junction, a small casino in south Reno. On September 1, 2014, and as a condition to closing the Merger, Resorts distributed to its members on a pro rata basis, all of Resorts' interest in Tamarack.

        MTR Gaming operates as a hospitality and gaming company with racetrack, gaming and hotel properties in West Virginia, Pennsylvania and Ohio. MTR Gaming, through its wholly owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia ("Mountaineer"), Presque Isle Downs & Casino in Erie, Pennsylvania ("Presque Isle"), and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

        ERI, HoldCo and MTR Gaming are collectively referred to as "we," "us," "our" or the "Company." The Merger closed on September 19, 2014 (the "Merger Date") and has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States. As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The financial information included in this Item 2 for periods prior to the Merger Date are those of Resorts and its subsidiaries. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our consolidated financial statements and the condensed notes to those statements included in Item 1 of this Quarterly Report. Summary financial results of MTR Gaming for the three and nine month periods ended September 30, 2014 and 2013 are included in MTR Gaming's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission ("SEC").

Significant Factors Impacting Operating Trends

Key Performance Metrics

        Our operating results are highly dependent on the volume of customers visiting and staying at our properties. Key performance metrics include volume indicators such as table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate ("ADR") are key indicators for our hotel business. Our calculation of ADR consists of the average price of occupied rooms per day including the impact of complimentary rooms. Complimentary room rates are determined based on an analysis of retail or cash rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions. Complimentary rooms are treated as occupied rooms in our calculation of hotel occupancy.

Economic Impact

        The economic downturn and the slow pace of recovery continue to adversely influence consumers' confidence, discretionary spending levels and travel patterns. We believe the weak demand, high unemployment, record number of home foreclosures, increased competition and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and, as a result, our operating performance over the past several years. In response to the difficult economic environment, our management has implemented cost savings measures and will continue to review our operations to look for opportunities to further reduce expenses and maximize cash flows. While there has been some improvement in the economy, we believe the current economic conditions will continue to negatively affect our operating results for some period of time. We remain uncertain as to the duration and magnitude of the impact on our operations and the length of any future recovery period.

Expansion of Native American Gaming and Regional Gaming

        Eldorado Reno and Eldorado Shreveport.    A significant portion of our revenues and operating income are generated from patrons who are residents of northern California and northeastern Texas, and as such, our operations have been adversely impacted by the growth in Native American gaming in northern California and, to a lesser extent, in Oklahoma.

        Many existing Native American gaming facilities in northern California are modest compared to Eldorado Reno. However, a number of Native American tribes have established large-scale gaming facilities in California and some Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. As northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has had a negative impact, principally on drive-in, day-trip visitor traffic from our main feeder markets in northern California.

        Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines and up to two gaming facilities on any one reservation. However, under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. The number of slot machines the tribes may be allowed to operate could increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals. Such increases have occurred with respect to a number of new or amended compacts which have been executed and approved.

        Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming and there can be no assurance that casino gaming will not be approved in Texas in the future, which would have a material adverse effect on our business. Eldorado Shreveport competes with several Native American casinos located in Oklahoma, certain of which are located near our core Texas markets. Because we draw a significant amount of our customers from the Dallas/Fort Worth area, but are located approximately 190 miles from that area, we believe we will continue to face increased competition from gaming operations in Oklahoma, including the WinStar and Choctaw casinos, and would face significant competition that may have a material adverse effect on our business and results of operations if casino gaming is approved in Texas.

        In June 2013, construction was completed on a new 30,000 square foot casino and 400-room hotel project in Bossier City across the Red River from Eldorado Shreveport. The facility, which also includes several restaurants and a 950-seat entertainment arena, received final approval from the Louisiana Gaming Control Board and opened on June 15, 2013. In addition, a new 320,000 square foot gaming facility located in Sonoma County, California opened on November 5, 2013.

        MTR Gaming.    All of MTR Gaming's properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and eastern Ohio. We believe the expansion of gaming in Ohio, which includes casinos that opened in Cleveland in May 2012 and Columbus in October 2012 and additional casinos in Cincinnati and Toledo, as well as the installation of VLTs at existing horse race tracks near Cleveland, one of which opened in April 2013 and the other in December 2013 and the relocation of a racetrack to Austintown, Ohio in 2014, will have a negative impact on our results of operations at all our properties and such impact may be material. We intend to be proactive in our efforts to mitigate the effects of such competition, which include expanding marketing initiatives and proactively managing our cost structures at our properties.

        We believe any future growth of Native American and other gaming establishments, including the addition of hotel rooms and other amenities, could place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Severe Weather

        Our properties' operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Eldorado Shreveport's operations were negatively impacted during the first quarter of 2014 due to poor weather conditions during this period. Periods of severe weather could negatively impact our future operating results.

Major Bowling Tournaments in the Reno Market

        The National Bowling Stadium, located one block from Eldorado Reno, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno every year through 2018 except for 2017. It has also been selected to host ten United States Bowling Congress ("USBC") tournaments from 2019 through 2030. During this period, two of the ten USBC Tournaments may be held in the same year. Through a one-time agreement, the National Bowling Stadium hosted the USBC Open Tournament in Reno in 2014; usually an off-year for Reno. Historically, these multi-month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Eldorado Reno. The USBC Tournaments brought approximately 73,000 bowlers to the Reno area during the 2013 tournament period which began on March 1st and continued through July 7th. Both tournaments returned to Reno in 2014 and brought approximately 62,000 bowlers to the Reno area during the 2014 tournament period which began on February 28th and continued through July 12th.

Other Matters

        On August 26, 2014, the Board of Health of Hancock County, West Virginia (the "Board of Health") adopted and approved the Clean Air Regulation Act of 2014 ("Regulation"), which will be effective July 1, 2015. The Regulation, as currently adopted, will ban smoking in public places in Hancock County including at Mountaineer. We are continuing to evaluate the Regulation, its impact on our Mountaineer facility, which we anticipate could have a significant negative impact on our business and results of operations, and steps to become compliant with the Regulation upon its effective date.

Summary Financial Results

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

        The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended September 30,
			Percent Change
	2014	2013
Net operating revenues	$78,949	$63,631	24.1%
Operating expenses	72,943	57,283	27.3%
Equity in income of unconsolidated affiliates	1,238	2,160	(42.7)%
Operating income	2,778	7,092	(60.8)%
Net (loss) income	(4,064)	3,184	(227.6)%

        Net Operating Revenues.    MTR Gaming contributed $16.3 million of net operating revenues for the period from the Merger Date through September 30, 2014 consisting primarily of casino revenues. Including the incremental MTR Gaming revenues, net operating revenues increased 24.1% for the three months ended September 30, 2014 compared to the same prior year period.

        Excluding incremental MTR Gaming revenues of $16.3 million, consolidated net operating revenues decreased 1.6% for the three months ended September 30, 2014 compared to the same prior year period. Decreases among all departmental operating revenues at Eldorado Reno were partially offset by slight increases in casino, hotel and other revenues at Eldorado Shreveport for the three months ended September 30, 2014 compared to the same prior year period. As more fully explained below, the decrease in casino revenues at Eldorado Reno was primarily due to reductions in both slot handle and table games credit drop. These volume decreases at Eldorado Reno were partially offset by improvements in the slot and table games hold percentages for the three months ended September 30, 2014 compared to the same prior year period. The growth in casino revenues at Eldorado Shreveport was attributable to increased table games revenues, which more than offset the declines in slot and poker revenues.

        Equity in Income of Unconsolidated Affiliates.    Income from our unconsolidated affiliate, the Silver Legacy Joint Venture and our former unconsolidated affiliate, Tamarack, decreased approximately $0.9 million for the three months ended September 30, 2014 compared to the same prior year period. Our equity in the income of the Silver Legacy Joint Venture for the three months ended September 30, 2014 and 2013 amounted to $1.0 million and $1.9 million, respectively. Equity in the income of Tamarack for the three months ended September 30, 2014, prior to its disposition on September 1, 2014, amounted to $0.2 million compared to $0.3 million for the three months ended September 30, 2013.

        Operating Income and Net (Loss) Income.    Consolidated operating income and net (loss) income includes an operating loss and a net loss of $0.1 million and $3.2 million, respectively, attributable to MTR Gaming for the period from the Merger Date through September 30, 2014.

        For the three months ended September 30, 2014, operating income, excluding the incremental operating loss associated with MTR Gaming, decreased $4.3 million compared to the same prior year period primarily due to increased general and administrative payroll associated with the Merger, a decline in equity income of unconsolidated affiliates and lower departmental operating margins. Acquisition charges, incurred in connection with the Merger and excluding the incremental amount associated with MTR Gaming, increased to $4.5 million for the three months ended September 30, 2014 from $1.4 million during the same prior year period. Net income, excluding the net loss associated with MTR Gaming, decreased $4.1 million for the three months ended September 30, 2014 compared to the same prior year period resulting in net loss of $0.9 million due to the same factors that negatively impacted operating income.

Revenues

        The following table highlights our sources of net operating revenues (dollars in thousands):

	Three Months Ended September 30,
			Percent Change
	2014	2013
Casino:
Eldorado Reno	$17,142	$17,772	(3.5)%
Eldorado Shreveport	31,916	31,333	1.9%
MTR Gaming	14,399	—	100.0%

Total	63,457	49,105	29.2%

Pari-mutuel: MTR Gaming	446	—	100.0%

Food and beverage:
Eldorado Reno	8,435	9,112	(7.4)%
Eldorado Shreveport	6,267	6,475	(3.2)%
MTR Gaming	1,270	—	100.0%

Total	15,972	15,587	2.5%

Hotel:
Eldorado Reno	5,180	5,430	(4.6)%
Eldorado Shreveport	2,176	2,162	0.6%
MTR Gaming	199	—	100.0%

Total	7,555	7,592	(0.5)%

Other:
Eldorado Reno	1,478	1,820	(18.8)%
Eldorado Shreveport	847	846	0.1%
MTR Gaming	773	—	100.0%

Total	3,098	2,666	16.2%

Promotional allowances:
Eldorado Reno	(4,226)	(4,313)	(2.0)%
Eldorado Shreveport	(6,577)	(7,006)	(6.1)%
MTR Gaming	(776)	—	(100.0)%

Total	(11,579)	(11,319)	2.3%

        Casino Revenues.    MTR Gaming contributed $14.4 million of casino revenues for the period from the Merger Date through September 30, 2014 consisting primarily of net win from slot operations, table games and poker. As a result, consolidated casino revenues increased 29.2% for the three months ended September 30, 2014 compared to the same prior year period.

        The decrease in casino revenues at Eldorado Reno of 3.5% was mainly due to declines in the slot handle and table games credit drop. Casino revenues at Eldorado Shreveport increased 1.9% for the three months ended September 30, 2014 compared to the same prior year period due to higher table games drop and table games hold percentage. This increase in table games revenues was partially offset by a decrease in slot revenues resulting from lower slot handle, which was partially offset by a slight increase in slot win due to a higher slot hold percentage. Eldorado Shreveport's 1.9% increase in casino revenues reflects an increase in Eldorado Shreveport's market share as total casino revenues in the Shreveport/Bossier City market increased by less than 1% for the three months ended September 30, 2014 compared to the same prior year period.

        Pari-mutuel Commissions.    MTR Gaming contributed $0.4 million of pari-mutuel commissions for the period from the Merger Date through September 30, 2014.

        Food and Beverage Revenues.    MTR Gaming contributed $1.3 million of food and beverage revenues for the period from the Merger Date through September 30, 2014. As a result, consolidated food and beverage revenues increased 2.5% for the three months ended September 30, 2014 compared to the same prior year period.

        Food and beverage revenues increased 7.4% for the three months ended September 30, 2014 compared to the same prior year period at Eldorado Reno. Eldorado Reno's food revenues decreased 2.9% for the three months ended September 30, 2014 due to a 4.2% decrease in customer counts. This decrease in volume was partially offset by an increase in the average check as a result of selective price increases in a majority of our restaurants. Beverage revenues decreased for the three months ended September 30, 2014 primarily due to the closure of the BuBinga nightclub in May of 2014 for rebranding. Food and beverage revenues decreased 3.2% at Eldorado Shreveport for the three months ended September 30, 2014 compared to the same prior year period primarily due to a decrease in beverage sales resulting from a decline in customer visitation.

        Hotel Revenues.    MTR Gaming contributed $0.2 million of hotel revenues for the period from the Merger Date through September 30, 2014; however, consolidated hotel revenues decreased 0.5% for the three months ended September 30, 2014 compared to the same prior year period.

        Hotel occupancy declined to 86.7% for the three months ended September 30, 2014 from 90.9% for the three months ended September 30, 2013 and ADR decreased to $70 for the three months ended September 30, 2014 from $71 for the three months ended September 30, 2013 resulting in a decrease in hotel revenues of 4.6% at Eldorado Reno. These declines were partially offset by an increase in Eldorado Reno's resort fee from $6 to $8 in August of 2013. Hotel revenues at Eldorado Shreveport did not change significantly reflecting the slight increase in hotel occupancy to 91.0% for the three months ended September 30, 2014 from 90.4% for the three months ended September 30, 2014 while the ADR remained unchanged at $65 for both periods.

        Other Revenues.    Other revenues are comprised of revenues generated by our retail outlets, entertainment venues and other miscellaneous items. MTR Gaming contributed $0.8 million of other revenues for the period from the Merger Date through September 30, 2014. As a result, consolidated other revenues increased 16.2% for the three months ended September 30, 2014 compared to the same prior year period.

        Other revenues at Eldorado Reno decreased 18.8% for the three months ended September 30, 2014 compared to the same prior year period primarily due to a 38.1% decrease in entertainment revenues due to lower attendance attributable to a less popular contracted show at Eldorado Reno's theater. This decrease was partially offset by increased complimentary retail sales. Other revenues at Eldorado Shreveport did not change significantly for the three months ended September 30, 2014 compared to the same prior year period.

        Promotional Allowances.    Consolidated promotional allowances, expressed as a percentage of casino revenues, decreased to 18.3% for the three months ended September 30, 2014 compared to 23.1% for the same prior year period. MTR Gaming's promotional allowances represented 5.4% of its casino revenues for the period after the Merger. Promotional allowances at Eldorado Reno represented 24.7% of its casino revenues and decreased 2.0% for the three months ended September 30, 2014 compared to the same prior year period reflecting, in part, the 3.5% decrease in casino revenues. Promotional allowances at Eldorado Shreveport represented 20.6% of its casino revenues and decreased 6.1% for the three months ended September 30, 2014 compared to the same prior year period despite a 1.9% increase in casino revenues at Eldorado Shreveport. Management actively reviews the effectiveness of its promotions, and endeavors to expand successful promotions while eliminating or reducing less profitable promotions. Promotional activities reflect our efforts to maintain the market share in the gaming markets in which we operate in an effort to mitigate the impact of increasing competition.

Operating Expenses

        The following table highlights our operating expenses (dollars in thousands):

	Three Months Ended September 30,
			Percent Change
	2014	2013
Casino:
Eldorado Reno	$7,436	$7,806	(4.7)%
Eldorado Shreveport	18,501	18,051	2.5%
MTR Gaming	8,659	—	100.0%

Total	34,596	25,857	33.8%

Pari-mutuel: MTR Gaming	520	—	100.0%

Food and beverage:
Eldorado Reno	5,991	6,143	(2.5)%
Eldorado Shreveport	1,440	1,270	13.4%
MTR Gaming	1,031	—	100.0%

Total	8,462	7,413	14.2%

Hotel:
Eldorado Reno	1,681	1,786	(5.9)%
Eldorado Shreveport	314	270	16.3%
MTR Gaming	114	—	100.0%

Total	2,109	2,056	2.6%

Other:
Eldorado Reno	1,465	1,570	(6.7)%
Eldorado Shreveport	384	380	1.1%
MTR Gaming	475	—	100.0%

Total	2,324	1,950	19.2%

Marketing and promotions	5,262	4,650	13.2%
General and administrative	14,237	10,910	30.5%
Management fee	150	150	—%
Depreciation and amortization	5,283	4,297	22.9%

        Casino Expenses.    MTR Gaming contributed $8.7 million of casino expenses for the period from the Merger Date through September 30, 2014. As a result, consolidated casino expenses increased 33.8% for the three months ended September 30, 2014 compared to the same prior year period.

        Casino expenses at Eldorado Reno decreased 4.7% for the three months ended September 30, 2014 compared to the same prior year period primarily due to reduced costs associated with the decrease in casino revenues. Casino expenses at Eldorado Shreveport increased 2.5% for the three months ended September 30, 2014 compared to the same prior year period primarily as a result of increased gaming taxes and payroll and payroll related costs.

        Pari-mutuel Expense.    MTR Gaming contributed $0.5 million of pari-mutuel expense for the period from the Merger Date through September 30, 2014.

        Food and Beverage Expenses.    MTR Gaming contributed $1.0 million of food and beverage expenses for the period from the Merger Date through September 30, 2014. As a result, consolidated food and beverage expenses increased 14.2% for the three months ended September 30, 2014 compared to the same prior year period.

        For the three months ended September 30, 2014 compared to the same prior year period, Eldorado Reno's food and beverage expenses decreased 2.5% primarily due to reduced beverage sales associated with the closure of the BuBinga nightclub in May of 2014, and lower payroll expenditures which were partially offset by an increase in food costs. Food and beverage expenses increased $0.2 million, or 13.4%, at Eldorado Shreveport for the three months ended September 30, 2014 compared to the same prior year period mainly due to higher food costs.

        Hotel Expenses.    MTR Gaming contributed $0.1 million of hotel expenses for the period from the Merger Date through September 30, 2014. As a result, consolidated hotel expenses increased 2.6% for the three months ended September 30, 2014 compared to the same prior year period.

        Hotel expenses at Eldorado Reno decreased 5.9% reflecting the decrease in occupancy for the three months ended September 30, 2014 compared to the same prior year period along with decreased sales and complimentary costs associated with fewer convention groups. For the three months ended September 30, 2014 compared to the same prior year period, hotel expenses at Eldorado Shreveport increased $0.1 million, or 16.3%, due to increases in payroll and payroll related expenditures.

        Other Expenses.    MTR Gaming contributed $0.5 million of other expenses for the period from the Merger Date through September 30, 2014. As a result, consolidated other expenses increased 19.2% for the three months ended September 30, 2014 compared to the same prior year period.

        Other expenses decreased 6.7% at Eldorado Reno for the three months ended September 30, 2014 compared to the same prior year period as a result of lower credit card discounts associated with decreased revenues. Entertainment expenses at Eldorado Reno declined as a result of decreased show costs for the three months ended September 30, 2014 compared to the same prior year period. Other expenses at Eldorado Shreveport remained flat for both periods.

        Marketing and Promotions Expenses.    MTR Gaming contributed $0.9 million of marketing and promotion expenses for the period from the Merger Date through September 30, 2014. As a result, consolidated marketing and promotions expense increased 13.2% for the three months ended September 30, 2014 compared to the same prior year period. These incremental costs were partially offset by a decline in marketing and promotional expenses for the three months ended September 30, 2014 compared to the same prior year period resulting from a $0.2 million, or 9.1%, decline in marketing expenses at Eldorado Reno as a result of efficiently reducing the cost of events. Additional reductions at Eldorado Shreveport resulted from lower advertising and direct mail expenditures for the three months ended September 30, 2014 compared to the same prior year period.

        General and Administrative Expenses and Management Fees.    MTR Gaming contributed $2.8 million of other expenses for the period from the Merger Date through September 30, 2014. As a result, consolidated other expenses increased 30.5% for the three months ended September 30, 2014 compared to the same prior year period. For the three months ended September 30, 2014 compared to the same prior year period, general and administrative expenses, excluding the $2.8 million associated with MTR Gaming, increased $0.6 million, or 5.3%, mainly due to additional payroll associated with the Merger. Increases in insurance costs and property taxes for the three months ended September 30, 2014 compared to the same prior year period combined with the absence of a sales tax refund received for the three months ended September 30, 2013 contributed to the increase in general and administrative expenses at Eldorado Shreveport.

        Historically, Resorts paid management fees to Recreational Enterprises, Inc. ("REI") and Hotel Casino Management, Inc. ("HCM"), the owners of 47% and 25% of HoldCo's equity interests, respectively, prior to the Merger. In connection with the refinancing of our debt obligations in September 2011, the management agreement was amended which, among other things, placed a maximum management fee payment allowed at $0.6 million annually. For the three months ended September 30, 2014 and 2013, Resorts paid an aggregate $0.2 million in management fees to REI and HCM.

        Depreciation and Amortization Expense.    MTR Gaming contributed $1.3 million of depreciation expense for the period from the Merger Date through September 30, 2014. As a result, depreciation expense increased $1.0 million for the three months ended September 30, 2014 compared to the same prior year period. Depreciation expense decreased for the three months ended September 30, 2014 compared to the same prior year period at Eldorado Reno and Eldorado Shreveport as more assets became fully depreciated.

Acquisition Charges

        For the three months ended September 30, 2014 and 2013, we incurred $4.5 million and $1.4 million, respectively, in acquisition charges in connection with the Merger. The increase was primarily due to additional costs paid by MTR Gaming of $0.6 million along with bonuses paid to several key executives in the amount of $2.4 million for the three months ended September 30, 2014.

Interest Expense

        MTR Gaming contributed $1.8 million of interest expense for the period from the Merger Date through September 30, 2014. This incremental expense offset a $0.1 million decline in Resorts' interest expense for the three months ended September 30, 2014 compared to the same prior year period due to a reduction in the balance outstanding under Resorts' credit facility which matured May 30, 2014 and was not renewed.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

        The following table highlights the results of our operations (dollars in thousands):

	Nine Months Ended September 30,
			Percent Change
	2014	2013
Net operating revenues	$197,728	$191,638	3.2%
Operating expenses	182,723	170,032	7.5%
Equity in income of unconsolidated affiliates	3,019	3,425	(11.9)%
Operating income	11,105	23,617	(53.0)%
Net (loss) income	(3,488)	11,819	(129.5)%

        Net Operating Revenues.    MTR Gaming contributed $16.3 million of net operating revenues for the period from the Merger Date through September 30, 2014 consisting primarily of casino revenues. Including the incremental MTR Gaming revenues, net operating revenues increased 3.2% for the nine months ended September 30, 2014 compared to the same prior year period.

        Net operating revenues, excluding the revenues associated with MTR Gaming, decreased 5.3% for the nine months ended September 30, 2014 compared to the same prior year period as both Eldorado Reno and Eldorado Shreveport experienced decreases in all components of operating revenues.

        Equity in Income of Unconsolidated Affiliates.    Income from the Company's unconsolidated affiliate, the Silver Legacy Joint Venture and its former unconsolidated affiliate, Tamarack, decreased $0.4 million for the nine months ended September 30, 2014 compared to the same prior year period. Our equity in the income of the Silver Legacy Joint Venture for the three months ended September 30, 2014 and 2013 amounted to $2.3 million and $2.6 million, respectively. Equity in the income of Tamarack for the nine months ended September 30, 2014, prior to its disposition on September 1, 2014, and 2013 amounted to $0.7 million and $0.8 million, respectively.

        Operating Income and Net (Loss) Income.    Consolidated operating income and net (loss) income includes an operating loss and a net loss of $0.1 million and $3.2 million, respectively, attributable to MTR Gaming for the period from the Merger Date through September 30, 2014.

        For the nine months ended September 30, 2014 compared to the same prior year period, operating income, excluding the operating loss associated with MTR Gaming, decreased $12.5 million primarily due to declines in net operating revenues and departmental operating margins. Operating income was also impacted by an increase in acquisition charges, excluding incremental MTR Gaming charges, of $2.5 million for the nine months ended September 30, 2014 compared to the same prior year period. The resulting net decrease in operating income was also impacted by a $0.4 million decline in our equity in the income of unconsolidated affiliates. Net income, excluding the net loss associated with MTR Gaming, decreased by $12.0 million for the nine months ended September 30, 2014 compared to the same prior year period due to the same factors negatively impacting operating income which were partially offset by a decrease in interest expense.

Revenues

        The following table highlights our sources of net operating revenues (dollars in thousands):

	Nine Months Ended September 30,
			Percent Change
	2014	2013
Casino:
Eldorado Reno	$47,914	$48,875	(2.0)%
Eldorado Shreveport	93,967	100,882	(6.9)%
MTR Gaming	14,399	—	100.0%

Total	156,280	149,757	4.4%

Pari-mutuel: MTR Gaming	446	—	100.0%

Food and beverage:
Eldorado Reno	25,108	25,991	(3.4)%
Eldorado Shreveport	18,970	19,958	(5.0)%
MTR Gaming	1,270	—	100.0%

Total	45,348	45,949	(1.3)%

Hotel:
Eldorado Reno	14,099	14,484	(2.7)%
Eldorado Shreveport	6,449	6,666	(3.3)%
MTR Gaming	199	—	100.0%

Total	20,747	21,150	(1.9)%

Other:
Eldorado Reno	4,240	4,915	(13.7)%
Eldorado Shreveport	2,502	2,650	(5.6)%
MTR Gaming	773	—	100.0%

Total	7,515	7,565	(0.7)%

Promotional allowances:
Eldorado Reno	(12,066)	(11,981)	0.7%
Eldorado Shreveport	(19,766)	(20,802)	(5.0)%
MTR Gaming	(776)	—	(100.0)%

Total	(32,608)	(32,783)	(0.5)%

        Casino Revenues.    MTR Gaming contributed $14.4 million of casino revenues for the period from the Merger Date through September 30, 2014 consisting primarily of net win from slot operations, table games and poker. As a result, consolidated casino revenues increased 4.4% for the nine months ended September 30, 2014 compared to the same prior year period.

        The decrease in casino revenues at Eldorado Reno of 2.0% was primarily due to decreases in slot handle and table games credit drop. Casino revenues decreased 6.9% at Eldorado Shreveport for the nine months ended September 30, 2014 compared to the same prior year period due to lower slot handle while the slot hold percentage remained constant. The decrease in casino revenues associated with the decline in slot volume was partially offset by an increase in table games revenues resulting from an increase in the table games hold percentage, which more than offset a decrease in table games drop for the nine months ended September 30, 2014 compared to the same prior year period. The results of operations of Eldorado Shreveport have also been negatively impacted by the addition of a new competitor in the Shreveport/Bossier City market in June of 2013 that reduced the market share of all of the other casino operators in the market for the nine months ended September 30, 2014, including Eldorado Shreveport.

        Pari-mutuel Commissions.    MTR Gaming contributed $0.4 million of pari-mutuel commissions for the period from the Merger Date through September 30, 2014.

        Food and Beverage Revenues.    MTR Gaming contributed $1.3 million of food and beverage revenues for the period from the Merger Date through September 30, 2014. However, consolidated food and beverage revenues decreased 1.3% for the nine months ended September 30, 2014 compared to the same prior year period.

        For the nine months ended September 30, 2014 compared to the same prior year period, food and beverage revenues declined 3.4% at Eldorado Reno and 5.0% at Eldorado Shreveport. Food revenues at Eldorado Reno decreased 0.7% for the nine months ended September 30, 2014 compared to the same prior year period mainly due to a 4.7% decrease in customer counts. This decline in volume was partially offset by an increase in the average check as a result of selective price increases in our restaurants. Beverage revenues decreased primarily due to decreased complimentary sales and the closure of the BuBinga nightclub in May of 2014. The decline in food and beverage revenues at Eldorado Shreveport for the nine months ended September 30, 2014 compared to same prior year period was primarily due to the decrease in customer volume as evidenced by a 4.0% decline in meals served for the nine months ended September 30, 2014 compared to the same prior year period. Beverage revenues at Eldorado Shreveport decreased primarily due to lower complimentary sales.

        Hotel Revenues.    MTR Gaming added $0.2 million of hotel revenues for the period from the Merger Date through September 30, 2014; however, consolidated hotel revenues decreased 1.9% for the nine months ended September 30, 2014 compared to the same prior year period.

        Hotel revenues at Eldorado Reno decreased 2.7% due to declines in hotel occupancy and ADR to 84.2% and $66, respectively, for the nine months ended September 30, 2014 from 86.4% and $67, respectively, for the nine months ended September 30, 2013. These declines were partially offset by growth in hotel revenues associated with an increase in Eldorado Reno's resort fee from $6 to $8 in August of 2013. Hotel revenues at Eldorado Shreveport decreased 3.3% due to declines in occupancy and ADR to 90.3% and $65, respectively, for the nine months ended September 30, 2014 from 91.7% and $66, respectively, for the nine months ended September 30, 2013.

        Other Revenues.    Other revenues are comprised of revenues generated by our retail outlets, entertainment venues and other miscellaneous items. MTR Gaming contributed $0.8 million of other revenues for the period from the Merger Date through September 30, 2014; however, consolidated other revenues decreased 0.7% for the nine months ended September 30, 2014 compared to the same prior year period.

        Other revenues at Eldorado Reno decreased 13.7% for the nine months ended September 30, 2014 compared to the same prior year period primarily as a result of a 28.7% decrease in entertainment revenues associated with lower attendance at the Eldorado Reno theater and was partially offset by increased complimentary retail sales. Other revenues decreased 5.6% at Eldorado Shreveport for the nine months ended September 30, 2014 compared to the same prior year period due to lower ATM commission revenues and retail sales which were partially offset by improved spa revenues.

        Promotional Allowances.    Consolidated promotional allowances, expressed as a percentage of casino revenues, decreased to 20.9% for the nine months ended September 30, 2014 compared to 21.9% for the same prior year period. MTR Gaming's promotional allowances represented 5.4% of its casino revenues for the period after the Merger.

        Promotional allowances at Eldorado Reno represented 25.2% of its casino revenues and increased 0.7% for the nine months ended September 30, 2014 compared to the same prior year period. The increase in promotional allowances, as a percentage of revenues, from 24.5% in the same prior year period was due to a more aggressive direct mail program in the current period. Promotional allowances at Eldorado Shreveport represented 21.0% of its casino revenues for the nine months ended September 30, 2014 and increased from 20.6% in the same prior year period reflecting an increase in casino direct mail and promotional expenses in an effort to drive visitation. Management actively reviews the effectiveness of its promotions and endeavors to expand successful promotions while eliminating or reducing less profitable promotions. Promotional activities reflect our efforts to maintain market share in the gaming markets in which it operates in an effort to mitigate the impact of increasing competition.

Operating Expenses

        The following table highlights our operating expenses (dollars in thousands):

	Nine Months Ended September 30,
			Percent Change
	2014	2013
Casino:
Eldorado Reno	$21,095	$21,476	(1.8)%
Eldorado Shreveport	54,123	56,282	(3.8)%
MTR Gaming	8,659	—	100.0%

Total	83,877	77,758	7.9%

Pari-mutuel: MTR Gaming	520	—	100.0%

Food and beverage:
Eldorado Reno	17,580	17,683	(0.6)%
Eldorado Shreveport	4,278	4,152	3.0%
MTR Gaming	1,031	—	100.0%

Total	22,889	21,835	4.8%

Hotel:
Eldorado Reno	4,950	5,229	(5.3)%
Eldorado Shreveport	905	883	2.5%
MTR Gaming	114	—	100.0%

Total	5,969	6,112	(2.3)%

Other:
Eldorado Reno	4,160	4,243	(2.0)%
Eldorado Shreveport	1,112	1,137	(2.2)%
MTR Gaming	475	—	100.0%

Total	5,747	5,380	6.8%

Marketing and promotions	14,148	13,073	8.2%
General and administrative	35,566	32,424	9.7%
Management fee	450	450	—%
Depreciation and amortization	13,557	13,000	4.3%

        Casino Expenses.    MTR Gaming contributed $8.7 million of casino expenses for the period from the Merger Date through September 30, 2014. As a result, consolidated casino expenses increased 7.9% for the nine months ended September 30, 2014 compared to the same prior year period.

        Casino expenses at Eldorado Reno decreased slightly for the nine months ended September 30, 2014 compared to the same prior year period due to lower gaming taxes and declines in bad debt expense. Casino expenses at Eldorado Shreveport decreased 3.8% for the nine months ended September 30, 2014 compared to the same prior year period primarily as a result of lower gaming taxes and payroll costs reflecting the decrease in customer volume.

        Pari-mutuel Expense.    MTR Gaming contributed $0.5 million of pari-mutuel expense for the period from the Merger Date through September 30, 2014.

        Food and Beverage Expenses.    MTR Gaming contributed $1.0 million of food and beverage expenses for the period from the Merger Date through September 30, 2014. As a result, consolidated food and beverage expenses increased 4.8% for the nine months ended September 30, 2014 compared to the same prior year period.

        For the nine months ended September 30, 2014 compared to the same prior year period, food and beverage expenses at Eldorado Reno did not change significantly despite a decrease of 3.4% in food and beverage revenues. Increases in food costs were offset by decreases in beverage costs primarily as a result of the closure of the BuBinga nightclub in May of 2014. Despite a 5.0% decrease in in food and beverage revenues, food and beverage expenses increased slightly at Eldorado Shreveport for the nine months ended September 30, 2014 compared to the same prior year period due to increased food costs.

        Hotel Expenses.    MTR Gaming contributed $0.1 million of hotel expenses for the period from the Merger Date through September 30, 2014; however, consolidated hotel expenses declined 2.3% for the nine months ended September 30, 2014 compared to the same prior year period.

        Hotel expenses at Eldorado Reno decreased 5.3% reflecting the decrease in occupancy for the nine months ended September 30, 2014 compared to the same prior year period in addition to decreased expenses resulting from lower convention sales. For the nine months ended September 30, 2014 compared to the same prior year period, hotel expenses at Eldorado Shreveport increased slightly due to increases in payroll and payroll related expenditures.

        Other Expenses.    MTR Gaming contributed $0.5 million of other expenses for the period from Merger Date through September 30, 2014. As a result, consolidated other expenses increased 6.8% for the nine months ended September 30, 2014 compared to the same prior year period.

        Other expenses at Eldorado Reno and Eldorado Shreveport for the nine months ended September 30, 2014 compared to the same prior year period declined in conjunction with the decrease in other revenues.

        Marketing and Promotional Expenses.    MTR Gaming contributed $0.9 million of marketing and promotion expenses for the period from the Merger Date through September 30, 2014. As a result, consolidated marketing and promotions expense increased 8.2% for the three months ended September 30, 2014 compared to the same prior year period. Marketing and promotional expenses at Eldorado Reno and Eldorado Shreveport remained flat for the nine months ended September 30, 2014 compared to the same prior year period.

        General and Administrative Expenses and Management Fees.    MTR Gaming contributed $2.8 million of other expenses for the period from the Merger Date through September 30, 2014. As a result, consolidated other expenses increased 9.7% for the nine months ended September 30, 2014 compared to the same prior year period. For the nine months ended September 30, 2014 compared to the same prior year period, general and administrative expenses, excluding the $2.8 million associated with MTR Gaming, increased $0.4 million, or 1.2%, mainly due to increases in professional services and property taxes combined with the absence of a sales tax refund received in the third quarter of 2013 at Eldorado Shreveport.

        Historically, Resorts paid management fees to REI and HCM, the owners of 47% and 25% of the HoldCo's equity interests, respectively, prior to the Merger. In connection with the refinancing of our debt obligations in June 2011, the management agreement was amended which, among other things, placed a maximum management fee payment allowed at $0.6 million annually. For each of the nine months ended September 30, 2014 and 2013, Resorts paid an aggregate $0.5 million in management fees to REI and HCM.

        Depreciation and Amortization Expense.    MTR Gaming contributed $1.3 million of depreciation expense for the period from the Merger Date through September 30, 2014. As a result, depreciation expense increased $0.5 million for the nine months ended September 30, 2014 compared to the same prior year period. Depreciation expense decreased for the nine months ended September 30, 2014 compared to the same prior year period at Eldorado Reno and Eldorado Shreveport as more assets became fully depreciated.

Acquisition Charges

        For the nine months ended September 30, 2014 and 2013, we incurred $6.9 million and $1.4 million, respectively, in acquisition charges in connection with the Merger. The increase was primarily due to additional costs paid by MTR Gaming of $0.6 million along with bonuses paid to several key executives in the amount of $2.4 million for the nine months ended September 30, 2014.

Interest Expense

        MTR Gaming contributed $1.8 million of interest expense for the period from the Merger Date through September 30, 2014. This incremental expense offset a $0.2 million decline in HoldCo's interest expense for the nine months ended September 30, 2014 compared to the same prior year period due to a reduction in the balance outstanding under the Resorts' credit facility which matured May 30, 2014 and was not renewed.

Adjusted EBITDA

        Adjusted EBITDA, a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding the Company's ongoing operating results. Adjusted EBITDA represents (losses) earnings before interest expense (income), income tax expense (benefit), depreciation and amortization, (loss) gain on the sale or disposal of property, other regulatory gaming assessment costs, loss on asset impairment, project opening costs, strategic transaction costs, loss (gain) on debt modification and extinguishment and equity in loss on unconsolidated joint venture, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

        The following table summarizes our net revenues and Adjusted EBITDA for our operating segments for the three and nine months ended September 30, 2014 compared to the same prior year periods, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Net Revenues:
Eldorado Reno	$28,009	$29,821	$79,295	$82,284
Eldorado Shreveport	34,629	33,810	102,122	109,354

Eldorado Total Net Revenues	62,638	63,631	181,417	191,638

MTR Gaming Group, Inc.	128,460	128,863	368,188	382,967

Total Net Revenues	$191,098	$192,494	$549,605	$574,605

Adjusted EBITDA from continuing operations:
Eldorado Reno	$3,438	$4,641	$8,959	$11,668
Eldorado Shreveport	5,982	6,004	17,734	22,938

Eldorado Total Adjusted EBITDA	9,420	10,645	26,693	34,606

MTR Gaming Group, Inc.	23,144	25,240	69,197	77,675

Consolidated Adjusted EBITDA	$32,564	$35,885	$95,890	$112,281

Eldorado Reno:
Net income (loss)	$826	$2,114	$(718)	$3,717
Interest expense	1,183	1,213	3,584	3,657
Benefit for income taxes	(3,119)	—	(3,119)	—
Depreciation and amortization	1,941	2,058	5,933	6,297
Acquisition charges	3,845	1,416	6,298	1,416
Equity in income of unconsolidated affiliate	(1,238)	(2,160)	(3,019)	(3,425)
Loss on sale or disposal of property	—	—	—	6

Adjusted EBITDA	$3,438	$4,641	$8,959	$11,668

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Eldorado Shreveport:
Net income	$1,230	$1,070	$3,350	$8,102
Interest income	(4)	(4)	(12)	(12)
Interest expense	2,656	2,699	8,014	8,153
Provision for income taxes	44	—	44	—
Depreciation and amortization	2,053	2,239	6,335	6,703
(Gain) loss on sale or disposal of property	3	—	3	(8)

Adjusted EBITDA	$5,982	$6,004	$17,734	$22,938

MTR Gaming Group, Inc.:
Net loss	$(11,544)	$(3,629)	$(18,939)	$(2,029)
Interest expense, net of interest income	16,867	17,389	51,644	52,150
Provision for income taxes	1,994	921	4,144	2,260
Depreciation and amortization	8,260	7,691	23,749	22,782
Other regulatory gaming assessments	94	(16)	177	(279)
Loss on sale or disposal of property	139	161	184	68
Strategic transaction costs	7,334	2,723	8,238	2,723

Adjusted EBITDA	$23,144	$25,240	$69,197	$77,675

Liquidity and Capital Resources

        Our primary sources of liquidity and capital resources have been through existing cash, cash flow from operations, borrowings under various credit agreements and, where necessary, the issuance of debt obligations. We believe that our cash balances on hand, cash flow from operations, availability under the credit facility and any proceeds from the sale of non-core assets will be sufficient to fund our liquidity needs, including debt service of the Eldorado Senior Secured Notes and MTR Second Lien Notes and any other contemplated capital expenditures and short-term funding requirements for the next twelve months.

        We cannot assure you that estimates of our liquidity needs are accurate or that any new business developments or other unforeseen events will not occur. If any of these events occur, it may require additional liquidity to continue to execute our business strategy. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of indebtedness, proceeds of equity offerings or a combination of potential sources of liquidity, although no assurance can be given that such forms of capital will be available to us or available to us on terms which are acceptable, at such time.

        At September 30, 2014, we had consolidated $91.1 million of cash and cash equivalents, including $55.5 million representing cash, including restricted cash, acquired in the Merger, $63.8 million of which was held by MTR Gaming and $27.3 million of which was held by Resorts.

        ERI is a holding company and its only significant assets are ownership interests in its subsidiaries, MTR Gaming and HoldCo. ERI's ability to fund its obligations depends on the cash flow of its subsidiaries and the ability of its subsidiaries to distribute or otherwise make funds available to ERI. The agreements governing the indebtedness of MTR Gaming limit MTR Gaming's ability to distribute or otherwise make funds available to ERI or HoldCo and its subsidiaries, including Resorts, and the agreements governing indebtedness of Resorts limit Resorts' ability to distribute or otherwise make funds available to ERI or MTR Gaming and its subsidiaries. The ability of MTR Gaming and Resorts to make funds available to ERI and each other will also depend on, among other things, their earnings, business and tax considerations and applicable law, including regulations of gaming and racing authorities and state laws regulating the payment of dividends and distributions. Such limitations could adversely impact the liquidity of ERI, MTR Gaming, HoldCo and their respective subsidiaries.

Cash Flows

        Operating Cash Flow.    Our operating cash inflows are used for operating expenses, debt service, working capital needs and capital expenditures in the normal course of business. For the nine months ended September 30, 2014, we generated cash flows from operating activities of $18.5 million as compared to $26.8 million in the same period in 2013. The decline in operating cash was primarily due to the decrease in net income and various changes in balance sheet accounts which occurred in the normal course of business. In conjunction with the Merger, deferred income taxes totaling $1.2 million also reduced net cash provided by operating activities.

        Investing Cash Flow.    Net cash flows provided in investing activities totaled $51.0 million for the nine months ended September 30, 2014 compared to $5.8 million used for the nine months ended September 30, 2013. Net cash flows provided in investing activities for 2014 primarily consisted of $55.5 million representing acquired cash, including restricted cash, associated with the Merger. This increase was partially offset by $4.6 million in capital expenditures for various renovation projects and equipment purchases.

        Financing Cash Flow.    Net cash flows used in financing activities for the nine months ended September 30, 2014 totaled $8.2 million compared to $10.2 million during the nine months ended September 30, 2013. Net repayments on our Secured Credit Facility (see below) amounted to $2.5 million. Other financing activity expenditures included the repayment of capital lease obligations of less than $0.2 million and distributions to our members amounting to $0.6 million.

        The repurchase of MTR Gaming common stock totaled $5.0 million and represented the amount paid in cash by HoldCo upon closing of the Merger. An additional $30.0 million of MTR Gaming common stock was purchased by MTR Gaming upon closing of the Merger and was reflected as a reduction of the net cash acquired under investing activities.

Capital Expenditures

        For the nine months ended September 30, 2014, additions to property and equipment and other capital projects aggregated $4.6 million which included $2.4 million at Eldorado Reno, $1.8 million at Eldorado Shreveport and $0.4 million at the MTR Gaming properties.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission in an amount equal to $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. For the period from the Merger Date to September 30, 2014, Mountaineer was reimbursed $0.6 million on qualified capital expenditures. As of September 30, 2014, Mountaineer remains eligible for approximately $3.7 million under annual modernization fund grants that expire in varying dates through June 30, 2016. Additionally, we have received notification from the West Virginia Lottery Commission that Mountaineer is eligible for another estimated $3.6 million of reimbursement from the modernization fund, which will be effective for the period July 1, 2014 through June 30, 2016. We can make no assurances we will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration.

        We are planning to spend approximately $8.0 million for the remainder of 2014, including $1.5 million at Eldorado Reno, $2.6 million at Eldorado Shreveport and up to approximately $3.9 million at the MTR Gaming properties, exclusive of $3.0 million that has been allotted for potential development at Scioto Downs, or $0.5 million after anticipated reimbursements from West Virginia.

Silver Legacy Joint Venture Loan

        Under the Plan of Reorganization, each of ELLC and Galleon retained its 50% interest in the Silver Legacy Joint Venture, but was required to advance $7.5 million to the Silver Legacy Joint Venture pursuant to a subordinated loan and provide credit support by depositing $5.0 million of cash into bank accounts that are subject to a security interest in favor of the lender under the Silver Legacy Joint Venture credit agreement. The $7.5 million note receivable from ELLC to the Silver Legacy Joint Venture was issued on November 16, 2012 with a stated interest rate of 5% per annum and a maturity date of May 16, 2018. Payment of any interest or principal under the loan is subordinate to the senior indebtedness of the Silver Legacy Joint Venture. Accrued interest under the loan will be added to the principal amount of the loan and may not be paid unless principal of the loan may be paid in compliance with the terms of the senior indebtedness outstanding or at maturity.

Resorts' Debt Obligations

        On June 1, 2011, Resorts issued $180 million of 8.625% Resorts Senior Secured Notes due June 15, 2019 (the "Resorts Senior Secured Notes"). Interest on the Resorts Senior Secured Notes is payable semiannually each June 15 and December 15 to holders of record on the preceding June 1 or December 1, respectively.

        The indenture relating to the Resorts Senior Secured Notes contains various restrictive covenants, including restricted payments and investments, additional liens, transactions with affiliates, covenants imposing limitations on additional debt, dispositions of property, mergers and similar transactions, and events of default. As of September 30, 2014, Resorts was in compliance with all of the covenants under the indenture relating to the Resorts Senior Secured Notes.

        The Resorts Senior Secured Notes are unconditionally guaranteed, jointly and severally, by all of Resorts' current and future domestic restricted subsidiaries other than Eldorado Capital Corp., an entity that was formed for the exclusive purpose of acting as co-issuer of debt issued by Resorts (collectively, the "Guarantors"). The Silver Legacy Joint Venture is not a subsidiary and did not guarantee the Resorts Senior Secured Notes. The Resorts Senior Secured Notes are secured by a first priority security interest on substantially all of Resorts' current and future assets (other than certain excluded assets, including gaming licenses and Resorts' interests in ELLC and the Silver Legacy Joint Venture). Such security interests are junior to the security interests with respect to obligations of Resorts and the Guarantors under the Secured Credit Facility. In addition, all of the membership interests in Resorts and equity interests in the Guarantors are subject to a pledge for the benefit of the holders of the Resorts Senior Secured Notes.

        Resorts may redeem some or all of the Resorts Senior Secured Notes prior to June 15, 2015 at a redemption price of 100% of the principal amount thereof plus a "make whole premium" together with accrued and unpaid interest thereon. On or after June 15, 2015, Resorts may redeem the Resorts

Senior Secured Notes at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest thereon:

Year beginning June 15,	Percentage
2015	104.313%
2016	102.156%
2017 and thereafter	100.000%

        On June 1, 2011, Resorts entered into a $30 million senior secured revolving credit facility (the "Resorts Secured Credit Facility") available until May 30, 2014 consisting of a $15 million term loan and a $15 million revolving credit facility. The term loan was repaid during the second quarter of 2014. At December 31, 2013, the outstanding principal amount under the term loan was $2.5 million. Resorts did not renew the Resorts Secured Credit Facility when it matured on May 30, 2014.

MTR Gaming's Debt Obligations

        Credit Facility.    On August 1, 2011, MTR Gaming entered into a senior secured revolving credit facility (the "MTR Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. The interest rate per annum applicable to loans under the MTR Credit Facility will be, at MTR Gaming's option, either (i) LIBOR plus a spread of 4.0%, or (ii) base rate, which will be the "prime rate" of interest in effect on the day of the borrowing request as published in the Wall Street Journal, plus a spread of 3.0%. There were no borrowings outstanding at September 30, 2014.

        The MTR Credit Facility is secured by substantially the same assets securing the 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "MTR Second Lien Notes"), discussed below (and including securities of the MTR Gaming's subsidiaries to the extent permitted by law). Borrowings under the Credit Facility are guaranteed by all of MTR Gaming's existing and future domestic restricted subsidiaries. The security interest in the collateral that secures the MTR Credit Facility is senior to the security interest in the collateral that secures the MTR Second Lien Notes.

        The MTR Credit Facility contains a number of customary covenants, including limitations on restricted payments and investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. The MTR Credit Facility also contains certain financial covenants, including (i) a maximum leverage ratio of 6.75:1.00 for the fiscal quarters ending September 30, 2014 through March 31, 2015 and 7.00:1.00 for fiscal quarters ending June 30, 2015 through December 31, 2015 and thereafter and (ii) an minimum interest coverage ratio of 1.25:1.00 for the fiscal quarters ending September 30, 2014 and thereafter and (iii) a minimum consolidated EBITDA requirement of $80.0 million for the four quarters ending on September 2014 and thereafter. Capital expenditures are also limited to $25.0 million per annum, with carryover provisions (as defined), throughout the term of the MTR Credit Facility.

        Permitted indebtedness under the MTR Credit Facility includes furniture and equipment financing provided that the aggregate principal amounts of such indebtedness outstanding at any time shall not exceed the greater of $20.0 million and 4.5% of consolidated net tangible assets, as defined; other unsecured indebtedness at any time not to exceed $5.0 million; and other indebtedness to finance the acquisition, development or construction of any future gaming property provided that (i) such indebtedness shall be unsecured and subordinated to the MTR Credit Facility, (ii) no part of the principal or interest of such indebtedness is required to be paid prior to six months after the maturity date of the MTR Credit Facility and (iii) upon the incurrence of such indebtedness and after giving pro forma effect thereto there shall be no default or event of default and that we shall be in pro forma compliance with the financial covenants.

        MTR Second Lien Notes.    On August 1, 2011, MTR Gaming completed the offering of $565.0 in aggregate principal amount of senior secured second lien notes (the "MTR Second Lien Notes") due

August 1, 2019 at an issue price equal to 97% of the aggregate principal amount of the MTR Second Lien Notes. The MTR Second Lien Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

        The MTR Second Lien Notes and the guarantees are senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by MTR Gaming's current and future domestic restricted subsidiaries, other than MTR Gaming's immaterial subsidiaries. The MTR Second Lien Notes are secured by a second priority lien on substantially all of the assets of MTR Gaming and the guarantors, other than excluded property, as defined in the Senior Secured Second Lien Indenture. The MTR Second Lien Notes and the guarantees are effectively junior to any of MTR Gaming's and the guarantors' existing and future debt that is secured by senior or prior liens on the collateral, including indebtedness under MTR Gaming's senior secured revolving credit facility, as discussed below, to the extent of the value of the collateral securing such obligations.

        The indenture governing the MTR Second Lien Notes contains a number of customary covenants, including limitations on restricted payments and investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. In addition, if the consolidated total debt ratio of MTR Gaming is equal to or greater than 4.0 to 1.0 and such offer is permitted pursuant to the terms of MTR Gaming's credit facilities, MTR Gaming is required to repay debt under its credit facility or make an offer to purchase MTR Second Lien Notes with the excess cash flow amounts (as such term is defined in the indenture governing the MTR Second Lien Notes). As of September 30, 2014, MTR Gaming was in compliance with the covenants under the indenture relating to the MTR Second Lien Notes.

        MTR Gaming may redeem some or all of the MTR Second Lien Notes prior to August 1, 2015 at a redemption price of 100% of the principal amount thereof plus a "make whole premium" together with accrued and unpaid interest thereon. On or after August 1, 2015, MTR Gaming may redeem the MTR Second Lien Notes at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest thereon:

Year beginning August 1,	Percentage
2015	106.000%
2016	103.000%
2017 and thereafter	100.000%

        In October 2014, MTR Gaming repurchased $10 million in aggregate principal amount of its 11.25% MTR Second Lien Notes, at a price of $110.25 per $100 in principal amount of the purchased notes, which approximated their carrying value as of September 30, 2014. The repurchase resulted in a $1.2 million annual savings in interest expense.

        After giving effect to the repurchase of the bonds in October 2014, the annual interest expense on the MTR Second Lien Notes approximates $64.5 million. Additionally, annual amortization of the premium on the MTR Second Lien Notes is approximately $10.9 million.

Contractual Obligations and Off-Balance Sheet Arrangements

        In addition to our long-term debt, capital leases and operating leases, we routinely enter into operational contracts the ordinary course of our business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts. There have been no material changes for the nine months ended September 30, 2014 to our contractual obligations including those disclosed in MTR Gaming's Annual Report on Form 10-K for the year ended December 31, 2013.

        We are not party to any off-balance sheet arrangements.

Other Liquidity Matters—MTR Gaming

        The Pennsylvania Gaming Control Board (the "PGCB"), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the Borrowers"), were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the Borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of approximately $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of approximately $63.8 million.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (for the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.2 million.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at September 30, 2014 is $5.1 million. The Company paid approximately $0.3 million for the nine months ended September 30, 2014.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part II, Item 1. "Legal Proceedings" and Note 8 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included in MTR Gaming's Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies

        Our critical accounting policies disclosures are included in the Condensed Notes to Consolidated Financial Statements in Part 1 of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 and MTR Gaming's Annual Report on Form 10-K for the year ended December 31, 2013. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods, except as discussed below.

Business Combinations

        We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisition. It requires us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement, period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

        Accounting for business combinations requires our management to make significant estimates and assumptions, including our estimate of intangible assets, such as gaming licenses, trade names and customer loyalty programs. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are inherently uncertain. For our gaming license valuation, our properties estimated future cash flows are the primary assumption in the respective intangible valuations. Cash flow estimates include assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits, growth percentages which were developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. The most significant of the assumptions used in the valuations include: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditure assumptions. These assumptions are developed for each of our properties based on historical trends in the current competitive markets in which they operate, and projections of future performance and competitions. The primary assumptions with respect to our trade names and customer loyalty program intangibles primary assumptions are selecting the appropriate royalty rates and cost estimates for replacement cost analyses

        In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance's or contingency's estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have material impact on our results of operations and financial position.

Federal Income Taxes

        The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

        The income tax provision results in an effective tax rate that has an unusual relationship to the Company's pretax income (loss). This is due to the federal and state valuation allowances on the Company's deferred tax assets as discussed below.

        The difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on the Company's deferred tax assets as discussed below. As a result of the Company net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as "Naked Credits"), the Company expects to continue to provide for a full valuation allowance against substantially all of the net federal and the net state deferred tax assets.

        For income tax purposes the Company amortizes or depreciates certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring the Company need for a valuation allowance against the net deferred tax assets. Therefore, the Company expects to record non cash deferred tax expense as the Company amortizes these assets for tax purposes.

        The Company and its subsidiaries file US federal income tax returns, and various state and local income tax returns. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2011.

Cautionary Statement Regarding Forward-Looking Information

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as "anticipates", "believes", "projects", "plans", "intends", "expects", "might", "may", "estimates", "could", "should", "would", "will likely continue", and variations of such words or similar expressions are intended to identify forward-looking statements. Although our expectations, beliefs and projections are expressed in good faith are based on assumptions that we believe are reasonable, there can be no assurance that these expectations, beliefs and projections will be realized.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements which are included elsewhere in this report. Such risks, uncertainties and other important factors include, but are not limited to:

  •
  Eldorado Reno, Silver Legacy, Eldorado Shreveport and the MTR Gaming facilities operate in very competitive environments. The growth in the number of hotel rooms and/or casino capacity in any of our markets or the spread of legalized gaming in other jurisdictions or the introduction or expansion of other forms of gaming, such as internet gaming, could negatively affect our future operating results;

  •
  The Company's gaming operations are highly regulated by governmental authorities and our future operations may be significantly impacted by these regulations;

  •
  Our ability to realize expense reductions and operating efficiencies, including reductions and efficiencies resulting from the Merger;

  •
  Changes in applicable gaming or other laws or regulations could have a significant effect on the operations of our casinos;

  •
  Our operations are particularly sensitive to reductions in discretionary consumer spending and are affected by changes in general economic and market conditions nationally, such as the current economic downturn;

  •
  The gaming industry represents a significant source of tax revenues to the states, counties and local jurisdictions in which gaming is conducted and our operations have been and will continue to be subject to increases in such taxes;

  •
  Claims made in litigation could have a material impact on our financial condition or results of operations;

  •
  Our business is dependent on key personnel and could be adversely affected in the event of the inability to recruit or retain key personnel;

  •
  Economic, credit and capital market conditions on the economy and the gaming and entertainment industry could negatively impact our business and our results of operations;

  •
  Weather or road conditions could limit access to our properties;

  •
  Volatility and disruption of the capital and credit markets could negatively impact our ability to access capital that is necessary for our business;

  •
  We are highly leveraged and our significant debt service obligations could adversely impact our ability to make acquisitions and capital expenditures or could otherwise adversely impact our business;

  •
  War, terrorism, natural disasters and other catastrophic events could adversely impact our business and results of operations;

  •
  Disruptions to our systems and infrastructure could adversely impact our business and results of operations;

  •
  We cannot be sure that we will be able to refinance our existing debt, or obtain additional financing, if and when needed on terms that are satisfactory to us;

  •
  Our obligations to comply with covenants in our debt documents could limit our ability to operate our business, make acquisitions or otherwise grow our business and may otherwise have an adverse impact on our ability to compete; and

  •
  The other factors set forth in Part I, Items 1A. "Risk Factors" included in MTR Gaming's Annual Report on Form 10-K for the year ended December 31, 2013.

        In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Any forward-looking statement speaks only as of the date on which that statement is made. We do not intend to update publicly any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to changes in interest rates primarily from our variable rate long-term debt arrangements. Our exposure to interest rate changes will be limited to amounts which may be outstanding under the MTR Credit Facility. There were no amounts outstanding under the MTR Credit Facility as of September 30, 2014. (See Liquidity and Capital Resources included elsewhere within this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital" which is included in MTR Gaming's Annual Report on Form 10-K for the year ended December 31, 2013).

        Assuming that the entire amount of borrowings permitted under the MTR Credit Facility was outstanding, a hypothetical 100 basis point (1%) change in interest rates would result in an annual interest expense change of up to approximately $0.2 million.

ITEM 4.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures

        We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, evaluated and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report (the "Evaluation Date"). They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

  (b)
  Changes in Internal Controls

        There were no significant changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the period covered by this Form 10-Q Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to various lawsuits, which have arisen in the normal course of our business. Estimated losses are accrued for these lawsuits and claims when the loss is probable and can be estimated. The current liability for the estimated losses associated with those lawsuits is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.

        In Re: MTR Gaming Group, Inc. Stockholder Litigation.    In connection with the Merger, three putative class action lawsuits were filed by purported stockholders of MTR Gaming challenging the Mergers. All three cases were filed in the Delaware Court of Chancery. The first case was filed on September 23, 2013 and is captioned Harris v. MTR Gaming Group,  Inc., et al., Case No. 8937-VCG (the "Harris Case"); the second case was filed on September 27, 2013 and is captioned Julian v. MTR Gaming Group, Inc., et al., Case No. 8950-VCG (the "Julian Case"); and the third case was filed on October 14, 2013 and is captioned Morse v. MTR Gaming, Inc., et al., Case No. 9001 (the "Morse Case"). All three cases have been consolidated into In Re: MTR Gaming Group, Inc. Stockholder Litigation Consol. C.A.No. 8937—VCP. This consolidated case, which purported to be brought as a class action on behalf of all of MTR Gaming's stockholders, excluding the members of the board of directors, alleged, among other things, that the consideration to be received by MTR stockholders in connection with the Mergers was inadequate and that MTR Gaming's directors and current President breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement. On August 25, September 17, and October 9, 2014 Plaintiffs separately moved to voluntarily dismiss their claims.

        State ex rel. Walgate v. Kasich; Case No. 11 CV-10-13126; Court of Common Pleas of Franklin County, Ohio.    On October 21, 2011, a complaint was filed by a public policy group in Ohio challenging certain aspects of the casino referendum and the Ohio Governor's legislation approval of legislation authorizing VLTs at Ohio's seven horse racetracks. Relators, the plaintiffs, among other claims against Ohio's casino, allege that VLTs were not contemplated by Ohio's constitutional amendment permitting casino s in Ohio, Scioto Downs, in order to protect its right to VLT gaming, pursuant to its conditional License granted by the Ohio Lottery Commission, filed a motion to intervene on February 2, 2012. Dispositive Motions were filed by the Ohio Attorney General, Scioto Downs, Inc. and others on February 20, 2012, and, on May 30, 2012, the litigation was dismissed. On March 13, 2013, the appeals court affirmed the lower court decision. On April 26, 2013, the plaintiffs filed a notice of Appeal to the Ohio Supreme Court. On July 24, 2013 The Ohio Supreme Court granted allocatur, agreeing to hear this matter upon the outcome of another case with comparable legal issues that was before the court. On June 10, 2014, the Ohio Supreme Court affirmed the dismissal of the appeal of the matter involving the comparable legal issues. In light of the decision on the comparable matter, Scioto Downs and the other parties, on July 2, 2014, filed a joint motion to dismiss the appeal of this matter.

        Legal matters are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 16 to the Consolidated Financial statements included in MTR Gaming's Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.    RISK FACTORS

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in MTR Gaming's Annual Report on Form 10-K for the Year Ended December 31, 2013, and the registration statement on Form S-4 filed by Eclair Holdings Company and available on the Securities and Exchange Commission's website (www.sec.gov). Other than changes resulting from the consummation of the

Merger, which eliminated the risks relating to the possibility that the Merger would not be consummated, there were no material changes to those risk factors during the nine months ended September 30, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On September 19, 2014, the Company issued an aggregate of 23,311,492 shares of common stock to former members of HoldCo upon consummation of the Merger. Under the terms of the Merger Agreement, a portion of the shares are locked up for a period of six months following the Merger Date.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

        None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Eldorado Resorts, Inc.	Incorporated by Reference to Exhibit 3.1 of Form 8-K of the Company as filed with the SEC on September 19, 2014.
3.2	Amended and Restated Bylaws of Eldorado Resorts, Inc.	Incorporated by Reference to Exhibit 3.2 of Form 8-K of the Company as filed with the SEC on September 19, 2014.
4.1	Form of Certificate of Common Stock of Eldorado Resorts, Inc.	Incorporated by Reference to Exhibit 4.1 in the Registration Statement on Form S-4/A, Amendment No. 3, of the Company filed with the SEC on April 21, 2014.
31.1	Certification of Gary L. Carano pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Robert M. Jones pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350	Filed herewith.
32.2	Certification of Robert M. Jones in accordance with 18 U.S.C. Section 1350	Filed herewith.
101.1	XBRL Instance Document	Filed herewith.

Exhibit Number	Description of Exhibit	Method of Filing
101.2	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.3	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.4	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.5	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.6	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS, INC.
Date: November 14, 2014	/s/ GARY L. CARANO Gary L. Carano Chief Executive Officer and Chairman of the Board
Date: November 14, 2014	/s/ ROBERT M. JONES Robert M. Jones Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)