Form 10-K
period 2014-12-31
Eldorado Resorts, Inc.
filed 2015-03-16
CIK 1590895

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ELDORADO RESORTS, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Telephone: (775) 328-0100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.00001, par value	NASDAQ Stock Market

          Securities registered pursuant to section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the common stock held by non-affiliates of the Registrant's predecessor, MTR Gaming Group, Inc., was approximately $119,746,017 at June 30, 2014 based upon the closing price for the shares of MTR's common stock as reported by The Nasdaq.

          As of March 6, 2015, there were 46,426,714 outstanding shares of our Common Stock.

Documents Incorporated by Reference

          Portions of the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant's 2015 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant's fiscal year ended December 31, 2014.

ELDORADO RESORTS, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2014

i

PART I

Item 1.    Business.

Overview

        We are a gaming and hospitality company established in 1973 that owns and operates gaming facilities located in Louisiana, Nevada, Ohio, Pennsylvania and West Virginia. Our primary source of revenue is gaming, but we use our hotels, restaurants, bars, shops and other services to attract customers to our properties. We were founded as a family business by the Carano family and continue to maintain our commitment to customer service, high-quality food and beverage and outstanding amenities. We believe that our extraordinary level of personal service and the variety, quality and attractive pricing of our food and beverage outlets are important factors in attracting customers to our properties and building customer loyalty. We own and operate the following properties:

  •
  Eldorado Resort Casino, Shreveport ("Eldorado Shreveport")—A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana;

  •
  Eldorado Hotel and Casino, Reno ("Eldorado Reno")—A 814-room hotel, casino and entertainment facility located in downtown Reno, Nevada;

  •
  Silver Legacy Resort Casino ("Silver Legacy")—A 1,711-room themed hotel and casino in which we own a 48.1% interest and is located adjacent to Eldorado Reno;

  •
  Mountaineer Casino, Racetrack and Resort ("Mountaineer")—A 354-room resort with a casino and live thoroughbred horse racing located on the Ohio River at the northern tip of West Virginia's northwestern panhandle;

  •
  Presque Isle Downs and Casino ("Presque Isle Downs")—A casino and live thoroughbred horse racing facility with slot machines, table games and poker located in Erie, Pennsylvania; and

  •
  Scioto Downs—A live thoroughbred horse racing facility with video lottery terminals located in Columbus, Ohio.

        In addition, Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

        Eldorado Resorts, Inc. ("ERI" or the "Company"), a Nevada corporation, was formed in September 2014 to be the parent company following the merger of wholly owned subsidiaries of the Company into Eldorado HoldCo LLC ("HoldCo"), a Nevada limited liability company formed in 2009 that is the parent company of Eldorado Resorts LLC ("Resorts"), which owns Eldorado Shreveport, Eldorado Reno and the interest in the Silver Legacy, and MTR Gaming Group, Inc. ("MTR Gaming"), a Delaware corporation incorporated in 1988 that owns Mountaineer, Presque Isle Downs and Scioto Downs (the "Merger"). Effective upon the consummation of the Merger on September 19, 2014 (the "Merger Date"), MTR Gaming and HoldCo each became a wholly owned subsidiary of ERI and, as a result of such transactions, Resorts became an indirect wholly owned subsidiary of ERI.

Properties

        As of December 31, 2014, we own or operate 431,609 square feet of casino space, containing 7,829 slot machines, 240 table games, 2,150 VLTs and 3,282 hotel rooms.

        For financial reporting purposes, we aggregate our properties into three reportable business segments: (i) Eldorado Shreveport; (ii) Eldorado Reno; and (iii) MTR Gaming. For further financial information related to our segments as of and for the three years ended December 31, 2014, see

Note 17, Segment Information, to our consolidated financial statements presented in Part IV, Item 15. Financial Statement Schedules.

        The following table sets forth certain information regarding our properties (listed by the segment in which each such property is reported), as of and for the year ended December 31, 2014:

	Year Opened or Acquired	Casino Space (Sq. ft.)	Slot Machines	VLTs	Table Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
Eldorado Shreveport
Eldorado Shreveport	2005	28,209	1,474	N/A	53	403	89.6%	$64.50
Eldorado Reno
Eldorado Reno	1973	76,500	1,223	N/A	48	814	82.0%	$72.57
Silver Legacy(1)	1995	89,200	1,314	N/A	63	1,711	63.4%	$79.72
MTR Gaming
The Mountaineer Casino, Racetrack & Resort	1992	93,300	2,098	N/A	39	354	82.8%	$44.93
Presque Isle Downs & Casino	2007	61,400	1,720	N/A	37	N/A	N/A	N/A
Scioto Downs	2012	83,000	N/A	2,150	N/A	N/A	N/A	N/A

(1)
We own a 48.1% interest in the Silver Legacy and have the right to acquire an additional 1.9% interest.

Eldorado Shreveport

        Eldorado Shreveport is a premier resort casino located in Shreveport, Louisiana, the largest gaming market in Louisiana, adjacent to Interstate 20, a major highway that connects the Shreveport market with the attractive feeder markets of East Texas and Dallas/Fort Worth, Texas. Eldorado Shreveport was built next to an existing riverboat gaming and hotel facility formerly operated by Harrah's Entertainment and now operated by Boyd Gaming Corporation. The two casinos form the first and only "cluster" in the Shreveport/Bossier City market, allowing patrons to park once and easily walk between the two facilities. There are currently six casinos and a racino operating in the Shreveport/Bossier City market, which is the largest gaming market in Louisiana. The Shreveport/Bossier City gaming market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. Based on information published by the state of Louisiana, the six casino operators and racino in the Shreveport/Bossier City market generated approximately $736.1 million, $727.3 million, and $713.3 million in gaming revenues in 2014, 2013 and 2012, respectively.

        The principal target markets for Eldorado Shreveport are patrons from the Dallas/Fort Worth Metroplex and East Texas. There are approximately 7.2 million adults who reside within approximately 200 miles of Shreveport/Bossier City. Eldorado Shreveport is located approximately 180 miles east of Dallas and can be reached by car in approximately three hours. Flight times are less than one hour from both Dallas and Houston to the Shreveport Regional Airport.

        Eldorado Shreveport is a modern, Las Vegas-style resort with a gaming experience that appeals to both local gamers and out-of-town visitors. Our integrated casino and entertainment resort benefits from the following features:

  •
  A location that positions us as the first casino that customers reach when driving to Shreveport from our primary feeder markets and the Shreveport Regional Airport;

  •
  A purpose-built 80,634-square foot barge that houses approximately 28,200 square feet of gaming space, as measured by the actual footprint of the gaming equipment, offering 1,474 slots, 53 table games and a poker room with nine tables;

  •
  An approximately 185,000 square foot land-based pavilion featuring a 60-foot high atrium that enables patrons to see the casino floor;

  •
  An 85-foot wide seamless entrance that connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino;

  •
  Numerous restaurants and entertainment amenities, including a deli and ice cream shop, VIP check-in, a premium quality bar and a retail store;

  •
  A luxurious 403-room, all-suite, hotel, with updated rooms featuring modern décor and flat screen TVs;

  •
  Part of the only "cluster" in our market that allows for walkable visits between two gaming facilities with over 900 hotel rooms;

  •
  A 380-seat ballroom with four breakout rooms, a 5,940-square foot spa, a fitness center and salon, a premium players' club and an entertainment show room; and

  •
  Two parking lots and an eight story parking garage providing approximately 1,800 parking spaces that connects directly to the pavilion by an enclosed walkway, including valet parking for approximately 300 vehicles.

        Eldorado Shreveport offers award winning cuisine ranging from fine dining to a sports themed casual diner. Eldorado Shreveport's four dining venues include the following:

  •
  The Vintage, with a seating capacity of approximately 175, is a gourmet steakhouse offering 100% USDA prime beef and fresh seafood along with an extensive wine list;

  •
  The Cinema Cafe, with a seating capacity of approximately 24, is a self-service deli featuring pre-made sandwiches, fresh pastries, gourmet coffees, salads, desserts and ice cream;

  •
  The Buffet, with a seating capacity of approximately 328, serves a variety of regional to ethnic dishes, including Mexican, steak and seafood buffet, fresh salads and desserts; and

  •
  Sportsmans' Paradise Café, with a seating capacity of approximately 197, and which is located in the pavilion, offers 24-hours-a-day service with a menu featuring omelets and buttermilk pancakes to thick steaks and gourmet burgers as well as a wide variety of southern favorites and the Noodle Bar, an authentic Asian noodle kitchen.

        The riverboat casino floats in a concrete and steel basin that raises the riverboat nearly 20 feet above the river. The basin virtually eliminates variation in the water height and allows the boat to be permanently moored to the land-based pavilion. Eldorado Shreveport's computerized pumping system is designed to regulate the water level of the basin to a variance of no more than three inches.

Eldorado Reno

        We also own and operate Eldorado Reno, an 814-room premier hotel, casino and entertainment facility centrally located in downtown Reno, Nevada. Reno is the second largest metropolitan area in Nevada, with a population of approximately 433,700 according to the most recently available census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination market that attracts year-round visitation by offering gaming, numerous summer and winter recreational activities and popular special events such as national bowling tournaments. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. Popular special events include the National Championship Air Races, the Reno-Tahoe Open PGA tour event, Street Vibrations, a motorcycle event, and Hot August Nights, a vintage car event.

        According to the Reno-Sparks Convention & Visitors Authority (the "Visitors Authority"), the greater Reno area attracted approximately 4.6 million and 4.7 million visitors during the years 2014 and 2013, respectively. Based on information reported by the Visitors Authority and the Nevada State Gaming Control Board, gaming revenues for the Reno/Sparks gaming markets were $671.6 million, $670.1 million and $644.8 million in 2014, 2013 and 2012, respectively.

        The National Bowling Stadium, located one block from Eldorado Reno, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno every year through 2018 except for 2017. It has also been selected to host ten United States Bowling Congress ("USBC") tournaments from 2019 through 2026. During this period, two of the ten USBC Tournaments may be held in the same year. Through a one-time agreement, the National Bowling Stadium hosted the USBC Open Tournament in Reno in 2014; usually an off-year for Reno. Historically, these multi-month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Eldorado Reno. The USBC Women's Tournament took place in Reno beginning in mid-April through early July 2012 and attracted approximately 29,700 women bowlers. The USBC Tournaments brought approximately 73,000 bowlers to the Reno area during the 2013 tournament period which began on March 1st and continued through July 7th. Both tournaments returned to Reno in 2014 and brought approximately 61,700 bowlers to the Reno area during the 2014 tournament period which began on February 28th and continued through July 12th. According to the Visitors Authority, bowling tournaments held at the National Bowling Stadium attract visitors from markets that do not normally contribute substantially to Reno's visitor profile. The National Bowling Stadium also features a large-screen movie theater, retail space and can be configured to host special events and conventions.

        Eldorado Reno currently offers:

  •
  Approximately 76,500 square feet of gaming space, with 1,223 slot machines and 48 table games;

  •
  814 finely-appointed guest rooms, including 134 suites, which include "Eldorado Player's Spa Suites" with bedside spas and one or two bedroom suites;

  •
  Nationally-recognized cuisine which ranges from buffet to gourmet;

  •
  A 566-seat showroom, a VIP lounge, three retail shops, a versatile 12,010 square foot convention center and an outdoor plaza located diagonal to Eldorado Reno which hosts a variety of special events; and

  •
  Parking facilities for over 1,100 vehicles, including a 643-space self-park garage, a 123-space surface parking lot and a 352-space valet parking facility.

        Eldorado Reno is centrally positioned in the heart of Reno's prime gaming area and room base and is easily accessible to both foot and vehicular traffic. With three towers, including a 26-story tower that lights up with over 2,000 feet of neon at night, Eldorado Reno is visible from Interstate 80, attracting visitors to the downtown area and generating interest in the property. Management believes Eldorado Reno serves as a downtown landmark, situated to attract foot traffic from other casinos as well as from the local populace. In addition, Eldorado Reno is easily accessible to visitors competing in and attending the various bowling tournaments that are held in the National Bowling Stadium and to visitors attending events in the Reno Event Center and a city-owned downtown ballroom facility, all of which are located just one block away.

        Management believes that Eldorado Reno's casino's mix of slot machines and table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, mini-baccarat, a keno lounge, a race and sports book and a poker room, makes it attractive to both middle-income and premium-play customers. A diverse selection of table games and a variety of table limits encourage play from a wide range of gaming customers, which management believes makes Eldorado Reno one of the premier table games casinos in the Reno market.

        The interior of the hotel is designed to create a European ambiance where hotel guests enjoy panoramic views of Reno's skyline and the majestic Sierra Nevada mountain range. Management believes that attention to detail, decor and architecture have created an identifiable and innovative presence in the Reno market for Eldorado Reno.

        Eldorado Reno is nationally recognized for its cuisine. Its nine dining venues, which have an aggregate seating capacity of more than 1,400, range from buffet to gourmet and offer high quality food at reasonable prices.

        Eldorado Reno's dining venues include the following:

  •
  Roxy's, with a seating capacity of approximately 160, is a Parisian-style bistro, restaurant and bar with contemporary American influences offering French country fare, steaks and seafood along with an extensive wine list;

  •
  Sushi Sake, with a seating capacity of approximately 46, is located on the patio of Roxy's, provides sushi and libations in a contemporary Euro-Asian setting;

  •
  La Strada, with a seating capacity of approximately 164, features northern Italian cuisine in an Italian countryside villa setting;

  •
  The Brew Brothers, with a seating capacity of approximately 190, is located on the mezzanine level and offers an expansive menu, full-scale microbrewery and nightly entertainment;

  •
  The Prime Rib Grill, with a seating capacity of approximately 186, is a spirited, lively steak and seafood house specializing in prime rib and grilled entrees;

  •
  The Buffet, with a seating capacity of approximately 340, offers a 200-foot long buffet with a variety of cuisines, including American, Italian, Chinese, Mexican, Hop Wok grill, a pizza station and salad, fruit and ice cream bars;

  •
  Millies24, with a seating capacity of approximately 227, offers a 24-hour-a-day "coffee shop" restaurant and bakery featuring breakfast, lunch and dinner along with gourmet coffees and specialty cocktails;

  •
  Pho Mein, with a seating capacity of approximately 122, is an authentic Asian noodle kitchen featuring an array of Chinese and Vietnamese favorites available for dine-in or take-out; and

  •
  Eldorado Coffee Company features Eldorado Reno's freshly roasted on-site blends, offering gourmet coffee and teas along with cakes, pies, and gelato.

        Eldorado Reno's selection of high-quality food and beverages reflects our emphasis on the dining experience. Eldorado Reno chefs utilize homemade pasta, carefully chosen imported ingredients, fresh seafood and top quality USDA choice cuts of beef. Throughout the property, beverage offerings include The Brew Brothers micro brewed beers and wines from the Ferrari Carano Winery.

Silver Legacy Resort Casino

        Silver Legacy, a joint venture between Resorts and MGM Resorts International (the "Silver Legacy Joint Venture"), opened in July 1995. Silver Legacy's design is inspired by Nevada's rich mining heritage and the legend of Sam Fairchild, a fictitious silver baron who "struck it rich" on the site of the casino. Silver Legacy's hotel, the tallest building in northern Nevada, is a "Y"-shaped structure with three wings, consisting of 37-, 34- and 31-floor tiers. Silver Legacy's opulent interior showcases a casino built around Sam Fairchild's 120-foot tall mining rig, which appears to mine for silver. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The interior surface of the dome features dynamic sound and laser light shows, providing visitors with a unique experience when they are in the casino.

        Silver Legacy is situated on two city blocks, encompassing 240,000 square feet in downtown Reno. The hotel currently offers 1,711 guest rooms, including 141 player spa suites, eight penthouse suites and seven hospitality suites. Many of the Silver Legacy's guest rooms feature views of Reno's skyline and the Sierra Nevada mountain range. The Silver Legacy's 10-story parking facility can accommodate approximately 1,800 vehicles. As of December 31, 2014, the Silver Legacy's casino featured approximately 89,200 square feet of gaming space with approximately 1,314 slot machines and 63 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Baccarat and Pai Gow, a keno lounge and a race and sports book. "Club Legacy," the Silver Legacy's slot club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries and slot free play.

        Silver Legacy's dining options are offered in eight venues, which have an aggregate seating capacity of more than 1,000 and include the following:

  •
  Sterling's Seafood Steakhouse, with a seating capacity of approximately 182, offers steaks and seafood along with an extensive wine list, tableside desserts and a Sunday brunch;

  •
  Flavors! The Buffet, with a seating capacity of approximately 412, offers seafood, American, Italian, Asian and Mexican cuisine;

  •
  Pearl Oyster Bar and Grill, with a seating capacity of approximately 95, offers specialized seafood dining, an expanded bar and innovative new grill options;

  •
  Café Central, with a seating capacity of approximately 191, offers a newly designed menu that includes American classics and Chinese cuisine 24-hours a day;

  •
  Fresh Express Food Court, with a seating capacity of approximately 102, offers a range of options including a deli and grill, authentic Asian cuisine and American classics;

  •
  Hussong's Cantina Taqueria, fabled to be the originator of the margarita, the landmark Hussong's Cantina of Ensenada, Mexico, features a large bar and seating capacity of approximately 80 and offers authentic Baja cuisine, sing-along rock n' roll Mariachi bands and universal appeal. This new leased venue opened in April of 2013.

  •
  Sips Coffee & Tea, situated in the hotel lobby, offers gourmet coffee and teas;

  •
  Starbuck's Coffee Company, a new licensed franchise opened in March of 2013 and is located on the casino floor providing a popular attraction for the downtown Reno corridor and Silver Legacy guests.

        In addition, the hotel sponsors entertainment events which are held in the hotel's convention area. Silver Legacy's other amenities include retail shops, exercise and spa facilities, a beauty salon and an outdoor swimming pool and sundeck. A city-owned 50,000 square-foot ballroom containing approximately 35,000 square feet of convention space is operated and managed by Silver Legacy, together with Eldorado Reno and Circus Circus-Reno, and complements the existing Reno Events Center. It provides an elegant venue for large dinner functions and convention meeting space along with concert seating for approximately 3,000 attendees.

        The Eldorado Reno, Silver Legacy and Circus Circus-Reno properties are connected in a "seamless" manner by enclosed, climate controlled corridors. These enclosed corridors serve as entertainment bridge ways between the three properties and house several restaurants and retail shops. Eldorado Reno, Silver Legacy and Circus Circus-Reno comprise the heart of the Reno market's prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of 4,096 rooms, 24 restaurants and enough parking to accommodate approximately 6,100 vehicles, and as of December 31, 2014, approximately 3,443 slot machines and 146 table games. We believe that the centralized location and critical mass of these three properties, together with the ease of access between the facilities, provide Eldorado Reno with significant advantages over other freestanding hotel/casinos in the Reno market.

Mountaineer Casino, Racetrack & Resort

        Mountaineer is one of only four racetracks in West Virginia currently permitted to operate slot machines and traditional casino table gaming. Mountaineer is located on the Ohio River at the northern tip of West Virginia's northwestern panhandle, approximately thirty miles from the Pittsburgh International Airport and a one-hour drive from downtown Pittsburgh. Mountaineer is a diverse gaming, entertainment and convention complex with:

  •
  93,300 square feet of gaming space housing approximately 2,098 slot machines, 39 casino table games (including blackjack, craps, roulette and other games), and 12 poker tables;

  •
  354 hotel rooms, including the 256-room, 219,000 square foot Grande Hotel at Mountaineer, 27 suites, a full-service spa and salon, a retail plaza and indoor and outdoor swimming pools;

  •
  12,090 square feet of convention space, which can accommodate seated meals for groups of up to 575, as well as smaller meetings in more intimate break-out rooms that can accommodate 75 people and entertainment events for approximately 1,500 guests;

  •
  Live thoroughbred horse racing conducted from March through December on a one-mile dirt surface or a 7/8 mile grass surface with expansive clubhouse, restaurant, bars and concessions, as well as grandstand viewing areas with enclosed seating for 3,570 patrons;

  •
  On-site pari-mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer's races at over 1,400 sites to which the races are simulcast;

  •
  Woodview, an eighteen-hole par 71 golf course measuring approximately 6,200 yards located approximately seven miles from Mountaineer;

  •
  A 69,000 square foot theater and events center that seats approximately 5,000 patrons for concerts and other entertainment offerings;

  •
  A 13,650 square foot fitness center which has a full complement of weight training and cardiovascular equipment, as well as a health bar, locker rooms with steam and sauna facilities, and outdoor tennis courts; and

  •
  Surface parking for approximately 5,300 vehicles.

Mountaineer's dining venues include the following:

  •
  Big Al's, a 24-hour-a-day operation that offers Starbucks coffee products, pastries, sandwiches, pizza and ice cream;

  •
  The Riverfront Buffet, with a seating capacity of approximately 250, offers a variety of cuisines, including American, Italian, comfort and seafood, along with a pizza station, carving station, salad and dessert bar;

  •
  The Gatsby, with a seating capacity of approximately 144, featuring breakfast, lunch, and dinner, offers casual dining, a variety of comfort and Italian foods and daily specials;

  •
  Mahogany Sports Bar, a sports bar that offers a variety of seasonal beverages for any time of the year;

  •
  La Bonne Vie, "The Good Life," is a fine dining experience with a seating capacity of approximately 68, offering in house cut CAB steaks and seafood with an extensive wine list and weekly specials;

  •
  Vickar's, located trackside and offering a variety of concession items;

  •
  Mountaineer Club, located trackside is a tiered dining room overlooking the racetrack offering a buffet with most dining tables having a closed-circuit television monitor.

Presque Isle Downs & Casino

        Presque Isle Downs & Casino ("Presque Isle Downs"), located in Erie, Pennsylvania, opened for business in 2007 and commenced table gaming operations in 2010. The 153,400 square foot facility consists of:

  •
  61,400 square feet of gaming space housing approximately 1,720 slot machines, 37 casino table games and a nine table poker room, which we began operating on October 3, 2011;

  •
  Live thoroughbred horse racing conducted from May through September on a one-mile track with a state-of-the-art one-mile mile synthetic racing surface with grandstand, barns, paddock and related facilities, and indoor and outdoor seating for approximately 750 patrons;

  •
  On-site pari-mutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks, as well as wagering on Presque Isle Downs' races at over 1,200 sites to which the races are simulcast; and

  •
  Surface parking for approximately 3,200 vehicles.

Presque Isle Downs' dining venues include the following:

  •
  Backstretch Buffet, with a seating capacity of approximately 250, offers a variety of cuisines, including Chinese, Mexican, American (or comfort food selections), Italian, a pizza station along with salad, fruit and ice cream bars;

  •
  The Downs Clubhouse & Lounge, with a seating capacity of approximately 300, is located on the second floor of the casino overlooking our state of the art thoroughbred race track, offering a casual dining experience with menu options that include casual American cuisine;

  •
  La Bonne Vie, with a seating capacity of approximately 75, is a French inspired traditional steakhouse with an intimate setting, offering a fresh selection of steak and seafood;

  •
  The INCafé, is a 24-hour-a-day "snack shop" restaurant featuring breakfast, lunch and dinner;

  •
  Scoopin', offers a variety of locally sourced ice cream;

  •
  Concessions, an outdoor venue open during live racing season that is also used to service outdoor concerts on the property.

Scioto Downs

        Scioto Downs is located in the heart of Central Ohio, off Highway 23/South High Street, approximately eight miles from downtown Columbus. Columbus is the largest metropolitan area within the state of Ohio with a population of approximately 787,000 and a greater metropolitan area of approximately 1.8 million within 60 miles of downtown.

        Scioto Downs ran its first Standardbred horse race in 1959 and has since established a rich and deep connection within the regional racing community. Opening VLT operations with a new 132,000 square foot gaming facility on June 1, 2012, Scioto Downs became the first "Racino" operation in the State of Ohio. The new gaming facility was designed to integrate as much as possible with the iconic and instantly recognizable racing structures; blending architectural features and aspects as much as possible to ensure a fluid seamless and marketable look.

        Scioto Downs currently offers:

  •
  83,000 square feet of gaming space housing approximately 2,150 VLTs, including a 3,200 square foot outdoor gaming patio;

  •
  Six full service bars which include the 120 seat lounge atmosphere of the Veil Bar which offers live entertainment three nights a week, the High Limit Bar, a sports bar with eight big screen TVs and state of the art audio, as well as supporting bars within our racing operations facilities;

  •
  Live standard bred harness horse racing conducted from May through mid-September with barns, paddock and related facilities for the horses, drivers and trainers, that can accommodate over 2,600 patrons for live racing as well as a Summer Concert Series, featuring national acts;

  •
  On-site pari-mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Scioto Downs' races at over 800 sites to which the races are simulcast; and

  •
  Surface parking for approximately 3,500 vehicles.

Scioto Downs dining venues include the following:

  •
  The Grove Buffet, with a seating capacity of 273, features a variety of cuisines including American, Italian, Chinese, Mexican, a pizza station, salad and dessert bar;

  •
  The DASH Café, with a seating capacity of approximately 120, is a 24-hour-a-day café style restaurant featuring standard fare and grilled foods;

  •
  The Clubhouse, with a seating capacity of approximately 500, is our main racing dining venue featuring steaks, local favorite dishes, salads and desserts;

  •
  Scioto Scoops, offers a variety of ice cream and milkshakes available throughout the year;

  •
  The Penthouse, sandwich and snack bar catering to Simulcasting enthusiasts

Competition

        The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near our markets or changes to gaming laws in states surrounding Nevada, Louisiana, West Virginia, Pennsylvania, or Ohio could increase competition and could adversely affect our operations. We also compete, to a lesser extent, with gaming facilities in other jurisdictions with dockside gaming facilities, state sponsored lotteries, on-and-off track pari-mutuel wagering, card clubs, riverboat casinos and other forms of legalized gambling. In addition, various forms of internet gaming have been approved in Nevada and New Jersey and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition.

        Eldorado Shreveport.    The Shreveport/Bossier City, Louisiana gaming market is characterized by intense competition and the market has not grown appreciably since Eldorado Shreveport opened in December 2000. We compete directly with five casinos, all but one of which have operated in the Shreveport/Bossier City market for several years and have established customer bases. In addition, we also compete with the slot machine facility at Harrah's Louisiana Casino and Racetrack located in Bossier City and WinStar Casino and casino facilities owned by the Choctaw Nation located in Oklahoma. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. The Texas legislature has from time to time considered proposals to legalize gaming. Any such proposal would require an amendment to the Texas State constitution, which requires approval by two-thirds of the Texas State Legislature and approval by a majority of votes cast in a statewide voter referendum. Such approvals would legalize gaming in Texas notwithstanding vetoes by the Governor of casino gambling bills. There can be no assurance that casino gaming will not be approved in Texas in the future, which would have a material adverse effect on our business. Eldorado Shreveport competes with several Native American casinos located in Oklahoma, certain of which are located near our core Texas markets. WinStar Casinos, a Las Vegas-style gaming facility owned by the Chickasaw Nation, is located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area and has 500,000 square feet of gaming space, more than 7,400 electronic gaming devices, 88 table games, 46 poker tables, a 937-seat bingo hall, an event center, two hotel towers with over 1,500 rooms, a spa and a 27-hole golf course. Eldorado Shreveport also competes with Choctaw Casino Resort, a casino and hotel facility owned by the Choctaw Nation and located in Durant, Oklahoma, approximately 75 miles north of the Dallas/Fort Worth area, with approximately 3,500 electronic gaming devices, table games, 30 poker tables, a bingo hall, hotel, 5,500-seat capacity event center, an 1,000-seat concert hall, several restaurants, a buffet, amphitheater, dance hall, spa and RV park. Both the Chickasaw Nation and the Choctaw Nation are permitted to operate Class-III (as set forth in the Indian Gaming Regulatory Act) gaming devices in the state of Oklahoma, which permits them to offer Las Vegas-style gaming. Because Eldorado Shreveport draws a significant amount of customers from the Dallas/Fort Worth, Texas area, but is located approximately 190 miles from that area, we believe we will continue to face increased competition from gaming operations in Oklahoma, including the WinStar and Choctaw casinos, and would face significant competition that may have a material adverse effect on our business and results of operations if casino gaming were to be approved in Texas.

        In June 2013, construction was completed on a new 30,000 square foot casino and 400-room hotel in Bossier City across the Red River from Eldorado Shreveport. The facility, which also includes several restaurants and a 1,000-seat entertainment arena, received final approval from the Louisiana Gaming Control Board and opened on June 15, 2013. The owner acquired the license for an existing casino site in Lake Charles, Louisiana and received the required regulatory approvals to move the location to Bossier City. In December 2014, a new luxury, land-based casino with 1,600 slot machines, 72 gaming tables, a poker room, and a 740-room hotel with a ballroom, spa and 18-hole golf course, opened in Lake Charles, Louisiana approximately 200 miles south of Eldorado Shreveport, but closer to the Houston, Texas market.

        Eldorado Reno.    Of the 31 casinos currently operating in the Reno market, we believe we compete principally with the six other hotel-casinos that, like Eldorado Reno and Silver Legacy, each generate at least $36 million in annual gaming revenues. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded. We expect that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno's current room base or gaming capacity will not adversely affect our financial condition or results of operations.

        We also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in other areas of Nevada, including Las Vegas. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, we believe that our success is influenced to some degree by the success of the Lake Tahoe market. The number of visitors increased during the year ended December 31, 2014 compared with the prior year, and while we do not anticipate a significant change in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future, any decline could adversely affect our operations.

        Since visitors from California comprise a significant portion of our customer base, we also compete with Native American gaming operations in California. In total, the State of California has signed and ratified compacts with 72 Native American tribes, and there are currently 60 Native American casinos operating in California, including casinos located in northern California, which we consider to be a significant target market. These Native American tribes are allowed to operate slot machines, lottery games and banking and percentage games on Native American lands. Although many existing Native American gaming facilities in northern California are modest compared to Eldorado Reno and Silver Legacy, a number of Native American tribes have established large-scale gaming facilities in California and some Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. Off-reservation proposals for tribal gaming in northern California continue to face resistance at the federal and local levels.

        Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. However, under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. The number of slot machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts which have been executed and approved.

        Management believes the Reno market draws over 50% of its visitors from California. As northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted, and may continue to negatively impact, principally drive-in, day-trip visitor traffic from our main feeder markets in northern California. A new gaming facility located in Sonoma County, California opened on November 5, 2013 with 3,000 slot machines, 144 table games, multiple dining options and a 10,000 square foot events center. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state sponsored lottery, card clubs, bingo and off-track betting.

        MTR Gaming Properties.    Mountaineer, Presque Isle Downs and Scioto Downs primarily compete with gaming facilities located in West Virginia, Ohio and Pennsylvania, including, to a certain extent, each other, and gaming locations located in neighboring states including New York, Indiana and Michigan. In particular, Mountaineer (and to a lesser extent Presque Isle Downs) competes with other gaming facilities located in Pennsylvania, including The Rivers Casino located in downtown Pittsburgh, Pennsylvania and The Meadows Racetrack and Casino located in Washington, Pennsylvania, approximately 50 miles southeast of Mountaineer. An additional license has been granted for a casino to be located in Lawrence County Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs, which would result in further competition for both of those properties. Further, gaming facilities in Ohio that have recently commenced operations, including the Horseshoe Casino Cleveland, Hollywood Casino Columbus, ThistleDown Racino, Northfield Park and Beulah Park, present significant competition for Mountaineer, Presque Isle Downs and Scioto Downs.

        Mountaineer competes with smaller gaming operations conducted in local bars and fraternal organizations. West Virginia law permits limited video lottery machines ("LVLs") in local bars and fraternal organizations. The West Virginia Lottery Commission authorizes up to 7,500 slot machines in these facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages, and no more than ten slot machines are allowed in each licensed fraternal organization. As of December 31, 2014, there were a total of approximately 700 LVL's in bars and fraternal organizations in Hancock county, West Virginia (where Mountaineer is located) and the two neighboring counties (Brooke and Ohio counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of our Mountaineer facility, they do compete with Mountaineer, particularly for the local patronage.

        While there are three other tracks and one resort in West Virginia that offer slot machine and table gaming, only one, Wheeling Island Casino, lies within Mountaineer's primary market in Wheeling, West Virginia. Wheeling Island Casino currently operates approximately 1,400 slot machines, nine poker tables, and 24 casino table games.

        Scioto Downs has also competed with smaller gaming operations in Ohio commonly referred to as Internet/sweepstakes cafes. These establishments offer services including internet time and computer access, in addition to offering games such as poker and games that operate like slot machines. In March 2013, the Ohio General Assembly passed legislation which effectively bans the Internet cafes by defining use of the computers in these facilities as illegal gambling. Efforts have been underway to enforce the closure of the internet cafes.

        Mountaineer's, and to a lesser extent Presque Isle Downs', racing and pari-mutuel operations compete directly for wagering dollars with racing and pari-mutuel operations at a variety of other horse and greyhound racetracks that conduct pari-mutuel gaming, including Wheeling Island Casino, in Wheeling, West Virginia; ThistleDown and Northfield Park, in Cleveland, Ohio; Beulah Park, in Austintown Ohio, and The Meadows Racetrack & Casino, in Washington, Pennsylvania. Wheeling Island Casino conducts pari-mutuel greyhound racing, simulcasting and casino gaming. Both ThistleDown and Northfield Park conduct pari-mutuel horse racing, with video lottery gaming which commenced in 2013. Beulah Park was relocated from Columbus, Ohio to Austintown, Ohio in 2014 and conducts pari-mutuel wagering, simulcasting and video lottery gaming. The Meadows Racetrack & Casino conducts live harness racing, simulcasting and casino gaming. Mountaineer (and to a lesser extent, Presque Isle Downs) also will compete with Valley View Downs in Lawrence County, Pennsylvania, if it is constructed and opened. Since commencing export simulcasting in August 2000, Mountaineer competes with racetracks across the country to have its signal carried by off-track wagering parlors. Mountaineer, Presque Isle Downs and Scioto Downs also competes for wagering dollars with off-track wagering facilities in Ohio and Pennsylvania, and competes with other racetracks for participation by quality racehorses.

        All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off-track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming, including proposals at the state and federal levels that would legalize various forms of internet gaming. In addition, casinos in Canada have likewise recently begun advertising and increasing promotional activities in our target markets.

        General.    All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, on- and off-track wagering, high-stakes bingo, card parlors, and the emergence of Internet gaming, including proposals at the state and federal levels that would legalize various forms of internet gaming. In addition, casinos in Canada have likewise recently begun advertising and increasing promotional activities in our target markets. See "Item 1A. Risk Factors—Risks Related to Our Business—We face substantial competition in the hotel and casino industry and expect that such competition will continue" which is included elsewhere in this report.

Governmental Gaming Regulations

        The gaming and racing industries are highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. We are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where our facilities are located or docked. These laws, rules and regulations generally concern the responsibility, financial stability and characters of the owners, managers, and persons with financial interests in the gaming operations. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced in legislatures of jurisdictions in which we have operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. We do not know whether or when such legislation will be enacted. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect us.

        Some jurisdictions, including those in which we are licensed, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to periodic reports respecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

        Under provisions of gaming laws in jurisdictions in which we have operations, and under our organizational documents, certain of our securities are subject to restriction on ownership which may be imposed by specified governmental authorities. The restrictions may require a holder of our securities to dispose of the securities or, if the holder refuses, or is unable, to dispose of the securities, we may be required to repurchase the securities.

        A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K, which is incorporated herein by reference.

Reporting and Record-Keeping Requirements

        We are required periodically to submit detailed financial and operating reports and furnish any other information about us and our subsidiaries which gaming authorities may require. We are required to maintain a current stock ledger which may be examined by gaming authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to gaming authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Gaming authorities may, and in certain jurisdictions do, require certificates for our securities to bear a legend indicating that the securities are subject to specified gaming laws.

Taxation

        Gaming companies are typically subject to significant taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws.

Internal Revenue Service Regulations

        The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

        Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department ("FINCEN") and the Nevada Gaming Authorities require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations. In addition to currency transaction reporting requirements, suspicious financial activity is also required to be reported to FINCEN.

Other Laws and Regulations

        Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, food service, smoking, environmental matters, employees and employment practices, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

        The sale of alcoholic beverages is subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon our operations.

Intellectual Property

        We use a variety of trade names, service marks, trademarks, patents and copyrights in our operations and believe that we have all the licenses necessary to conduct our continuing operations. We have registered several service marks, trademarks, patents and copyrights with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to conduct our business. We also own patents relating to unique casino games. We file copyright applications to protect our creative artworks, which are often featured in property branding, as well as our distinctive website content.

Seasonality

        Casino, hotel and racing operations in our markets are subject to seasonal variation. Winter conditions can frequently adversely affect transportation routes to each of our properties and also may cause cancellations of live horse racing at Mountaineer, Scioto Downs and Presque Isle Downs. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

Environmental Matters

        We are subject to various federal, state and local environmental, health and safety laws and regulations, including those relating to the use, storage, discharge, emission and disposal of hazardous materials and solid, animal and hazardous wastes and exposure to hazardous materials. Such laws and regulations can impose liability on potentially responsible parties, including the owners or operators of real property, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed of or released. In addition to investigation and remediation liabilities that could arise under such laws and regulations, we could also face personal injury, property damage, fines or other claims by third parties concerning environmental compliance or contamination or exposure to hazardous materials, and could be subject to significant fines or penalties for any violations. We have from time to time been responsible for investigating and remediating, or contributing to remediation costs related to, contamination located at or near certain of our facilities, including contamination related to underground storage tanks and groundwater contamination arising from prior uses of land on which certain of our facilities are located. In addition, we have been, and may in the future be, required to manage, abate, remove or contain manure and wastewater generated by concentrated animal feeding operations due to our racetrack operations, mold, lead, asbestos-containing materials or other hazardous conditions found in or on our properties. Although we have incurred, and expect that we will continue to incur, costs related to the investigation, identification and remediation of hazardous materials or conditions known or discovered to exist at our properties, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.

Employees

        As of December 31, 2014, we had approximately 7,100 employees, including Silver Legacy. As of such date, we have four collective bargaining agreements covering approximately 500 employees.

Cautionary Statement Regarding Forward-Looking Information

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as "anticipates," "believes," "projects," "plans," "intends," "expects," "might," "may," "estimates," "could," "should," "would," "will likely continue," and variations of such words or similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Although our expectations, beliefs and projections are expressed in good faith and with what we believe is a reasonable basis, there can be no assurance that these expectations, beliefs and projections will be realized. There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements which are included elsewhere in this report. Other factors beyond those listed below could also adversely affect us. Such risks, uncertainties and other important factors include, but are not limited to:

  •
  Our substantial indebtedness and significant financial commitments could adversely affect our results of operations and our ability to service such obligations;

  •
  We may not be able to refinance our substantial outstanding indebtedness on terms that are satisfactory to us, or at all;

  •
  Restrictions and limitations in agreements governing our debt could significantly affect our ability to operate our business and our liquidity;

  •
  Our facilities operate in very competitive environments and we face increasing competition;

  •
  Our dependence on our Nevada, Louisiana, West Virginia, Pennsylvania and Ohio casinos for substantially all of our revenues and cash flows;

  •
  Our operations are particularly sensitive to reductions in discretionary consumer spending and are affected by changes in general economic and market conditions;

  •
  Our gaming operations are highly regulated by governmental authorities and the cost of complying or the impact of failing to comply with such regulations;

  •
  The inability to realize cost savings or revenues or to implement integration plans and other consequences associated with mergers and acquisitions, including the recent merger with MTR Gaming;

  •
  Increases in gaming taxes and fees in jurisdictions in which we operate;

  •
  Risks relating to pending claims or future claims that may be brought against us;

  •
  Changes in interest rates and capital and credit markets;

  •
  Our ability to comply with certain covenants in our debt documents;

  •
  The effect of disruptions to our information technology and other systems and infrastructure;

  •
  Construction factors relating to maintenance and expansion of operations;

  •
  Our ability to attract and retain customers;

  •
  Weather or road conditions limiting access to our properties;

  •
  The effect of war, terrorist activity, natural disasters and other catastrophic events;

  •
  The intense competition to attract and retain management and key employees in the gaming industry; and

  •
  Other factors set forth under "Item 1A. Risk Factors."

        In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K, even if subsequently made available on our website or otherwise, and we do not intend to update publicly any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.

        You should also be aware that while we from time to time communicate with securities analysts, we do not disclose to them any material non-public information, internal forecasts or other confidential business information. Therefore, you should not assume that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility and are not endorsed by us.

Available Information

        We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy, at prescribed rates, any document we have filed at the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 (1-800-732-0330) for further information on the public reference room. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC (http://www.sec.gov). You also may read and copy reports and other information filed by us at the office of The NASDAQ Stock Market, One Liberty Plaza, 165 Broadway, New York, NY 10006.

        We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge on our corporate website (www.eldoradoresorts.com) as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Ethics and Business Conduct and charters of the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee are available on our website. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.

        References in this document to our website address do not incorporate by reference the information contained on the website into this Annual Report on Form 10-K.

Item 1A.    Risk Factors.

Risks Related to ERI's Capital Structure and Equity Ownership

We have significant indebtedness

        As a result of our existing credit facilities and outstanding secured notes, we have a significant amount of indebtedness. The Company's consolidated outstanding aggregate principal amount of notes as of December 31, 2014 was $728.7 million. MTR Gaming's $560.7 million outstanding aggregate principal amount of second lien notes is secured by substantially all assets of MTR Gaming. Resorts' $168.0 million outstanding aggregate principal amount of senior notes are secured by substantially all assets of Resorts. This indebtedness may have important negative consequences for us, including:

  •
  limiting our ability to satisfy our obligations;

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our flexibility in planning for, or reacting to, changes in its businesses and the markets in which we operates;

  •
  placing us at a competitive disadvantage compared to competitors that have less debt;

  •
  increasing our vulnerability to, and limiting our ability to react to, changing market conditions, changes in our industry and economic downturns;

  •
  limiting our ability to obtain additional financing to fund working capital requirements, capital expenditures, debt service, general corporate or other obligations;

  •
  subjecting us to a number of restrictive covenants that, among other things, limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds, and make capital expenditures and other investments;

  •
  restrictions on making dividend payments and other payments by wholly-owned subsidiaries;

  •
  limiting our ability to use operating cash flow in other areas of its business because we must dedicate a significant portion of these funds to make principal and/or interest payments on its outstanding debt;

  •
  exposing us to interest rate risk due to the variable interest rate on borrowings under our credit facility;

  •
  causing our failure to comply with the financial and restrictive covenants contained in our current or future indebtedness, which could cause a default under such indebtedness and which, if not cured or waived, could have a material adverse effect on us; and

  •
  affecting our ability to renew gaming and other licenses necessary to conduct our business.

        Our ability to make payments of the principal and interest on and refinance our indebtedness will depend on our future performance, our ability to generate cash flow and market conditions, each of which is subject to economic, financial, competitive and other factors beyond our control. Our business may be unable to continue to generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. In addition, because MTR and Resorts have separate debt facilities that limit their ability to distribute cash, we will be limited in our ability to move funds from one entity to another to finance debt obligations, capital expenditures or other liquidity needs. If MTR or Resorts is unable to generate such cash flow or contribute or distribute cash to finance the liquidity needs of ERI or each other, ERI, MTR or Resorts, as applicable, may be required to adopt one or more alternatives, such as selling assets, restructuring debt, undertaking additional borrowings or issuing additional debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The failure to comply with the terms of our indebtedness could result in an event of default which, if not cured or waived, could have a material negative effect on us. Our ability to refinance all or a portion of our indebtedness will depend on the capital markets, the credit markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in increased financing costs or a default on our debt obligations.

Our indentures contain, and future debt agreements may contain, covenants that could significantly restrict our operations

        The agreements governing our indebtedness contain, and any of our future debt agreements might contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions might affect our ability to operate our business, might limit our ability to take advantage of potential business opportunities as they arise and might adversely affect the conduct of our current business, including by restricting our ability to finance future operations and capital needs and limiting our ability to engage in other business activities. These covenants will place restrictions on our ability and the ability of our operating subsidiaries to, among other things:

  •
  incur additional debt;

  •
  create liens or other encumbrances;

  •
  pay dividends or make other restricted payments, including payments by Resorts and MTR to ERI and to each other;

  •
  agree to payment restrictions affecting our restricted subsidiaries;

  •
  prepay subordinated indebtedness;

  •
  make investments, loans or other guarantees;

  •
  sell or otherwise dispose of a portion of our assets; or

  •
  make acquisitions or merge or consolidate with another entity.

        Our credit facilities also include certain financial and other covenants, including maintaining certain total leverage and earnings to fixed charge ratios as well as restrictions on capital expenditures. Our ability to comply with these provisions may be affected by general economic conditions, industry conditions and other events beyond our control. We cannot assure you that we will be able to comply with these covenants. If we fail to comply with a financial covenant or other restriction contained in the agreements governing our indebtedness, an event of default could occur. An event of default could result in acceleration of some or all of the applicable indebtedness and the inability to borrow additional funds. We do not have, and are not certain we would be able to obtain, sufficient funds to repay any such indebtedness if it is accelerated.

ERI is a holding company and will depend on its subsidiaries for dividends, distributions and other payments

        ERI is structured as a holding company, a legal entity separate and distinct from its subsidiaries. ERI's only significant asset is the capital stock or other equity interests of its operating subsidiaries. As a holding company, ERI conducts all of its business through its subsidiaries. Consequently, ERI's principal source of cash flow, including cash flow to pay dividends, will be dividends and distributions from its subsidiaries. If ERI's subsidiaries are unable to make dividend payments or distributions to it and sufficient cash or liquidity is not otherwise available, ERI may not be able to pay dividends. The current indebtedness of Resorts and MTR Gaming restricts, and any future indebtedness of theirs will likely restrict, the ability of Resorts and MTR Gaming to make dividends or distributions to ERI. In addition, ERI's right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors.

Servicing debt and funding other obligations requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control

        Our ability to make payments on and refinance our indebtedness and to fund our operations and capital expenditures depends upon our ability to generate cash flow and secure financing in the future. Our ability to generate future cash flow depends, among other things, upon:

  •
  our future operating performance;

  •
  the demand for services Resorts, MTR and Silver Legacy provide;

  •
  general economic conditions;

  •
  competition; and

  •
  legislative and regulatory factors affecting our operations and business.

        Some of these factors are beyond our control. We cannot assure you that our businesses will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund our needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure that we will be able to refinance any indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.

If we are unable to finance our expansion, development, investment and renovation projects, as well as other capital expenditures, through cash flow, borrowings under our existing credit facilities and additional financings, our expansion, development, investment and renovation efforts will be jeopardized

        We intend to finance our current and future development, investment, renovation and expansion projects, as well as our other capital expenditures, primarily with cash flow from operations, and equity or debt financings. If we are unable to finance our current or future expansion, development, investment and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned development, investment, renovation and expansion projects as well as other capital expenditures, selling assets, restructuring debt, obtaining additional equity financing or joint venture partners. These sources of funds may not be sufficient to finance our development, investment, renovation and expansion projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, the agreements governing our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

        Recently, there were significant disruptions in the global capital markets that adversely impacted the ability of borrowers to access capital. Although the financial markets have seen recent signs of recovery and increased availability of capital, the financial markets remain volatile.

        To the extent that cash flow from operations are not sufficient to fund our development, investment, renovation and expansion projects, we would be required to seek additional financing, which may not be available to us or, if available, may not be on terms favorable to us.

The operating agreement of Silver Legacy Joint Venture contains a buy-sell provision which, if exercised by either partner, could adversely affect us

        The operating agreement for the entity that owns the Silver Legacy contains a buy-sell provision pursuant to which either Resorts or the wholly owned subsidiary of MGM Resorts International that owns its 50% interest in the Silver Legacy Joint Venture may sell its membership interest or purchase the interest of the other member, in either case, at the price proposed by the offering member. If either member should make such an offer, the operating agreement requires the other member to either sell its membership interest or purchase the membership interest of the offering member, in either case, at the price proposed by the offering member. An election by either member to exercise its buy-sell right, which would result in the buyout of one of the members, could adversely impact its operations, depending, among other things, on its ability to respond to an offer from the other member and the price at which any offer is made. MGM Resorts International has significantly greater resources than we have. If an offer by either member results in the purchase of its interest in the Silver Legacy Joint Venture, the sale of the interest could adversely affect, or result in the termination of, any existing arrangements or agreements Resorts may have with Silver Legacy or the other member, or otherwise adversely impact us.

The market price of ERI's common stock could fluctuate significantly

        The U.S. securities markets in general have experienced significant price fluctuations in recent years. The market price of ERI's common stock may be volatile and subject to wide fluctuations. In addition, the trading volume of ERI's common stock may fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in, or have a material adverse effect on, the stock price or trading volume of ERI's common stock include:

  •
  general market and economic conditions, including market conditions in the hotel and casino industries;

  •
  actual or expected variations in operating results;

  •
  differences between actual operating results and those expected by investors and analysts;

  •
  changes in recommendations by securities analysts;

  •
  operations and stock performance of competitors;

  •
  accounting charges, including charges relating to the impairment of goodwill;

  •
  significant acquisitions or strategic alliances by ERI or by competitors;

  •
  sales of ERI's common stock or other securities in the future, including sales by our directors and officers or significant investors;

  •
  recruitment or departure of key personnel;

  •
  conditions and trends in the gaming and entertainment industries;

  •
  changes in the estimate of the future size and growth of our markets; and

  •
  changes in reserves for professional liability claims.

        We cannot assure you that the stock price of ERI common stock will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations that may be unrelated to ERI's performance. If the market price of ERI common stock fluctuates significantly, ERI may become the subject of securities class action litigation which may result in substantial costs and a diversion of management's attention and resources.

ERI has not yet determined its dividend policy and may not pay dividends

        ERI has not yet determined its dividend policy, but it does not currently expect to pay dividends on its common stock. Any determination to pay dividends in the future will be at the discretion of the ERI board of directors and will depend upon among other factors, ERI's earnings, cash requirements, financial condition, requirements to comply with the covenants under its debt instruments, including limitations on the ability of MTR and Eldorado to make distributions to ERI, legal considerations, and other factors that the ERI board of directors deems relevant. If ERI does not pay dividends, then the return on an investment in its common stock will depend entirely upon any future appreciation in its stock price. There is no guarantee that ERI's common stock will appreciate in value or maintain its value.

The volatility and disruption of the capital and credit markets and adverse changes in the U.S. and global economies may negatively impact our access to financing

        During recent years, a confluence of many factors has contributed to diminished expectations for the U.S. economy and increased market volatility for publicly traded securities, including the common shares and notes issued by publicly owned companies. These factors include the availability and cost of credit, declining business and consumer confidence and increased unemployment. These conditions have combined to create an unprecedented level of market volatility, which could negatively impact our ability to access capital and financing (including financing necessary to refinance our existing indebtedness), on terms and at prices acceptable to us, that we would otherwise need in connection with the operation of our businesses.

Risk Factors Relating to our Operations

Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy

        Consumer demand for casino hotel and racetrack properties such as ours is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, including the recent housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, which have had, and may continue to have, a negative impact on our results of operations. Increases in gasoline prices, including increases prompted by global political and economic instabilities, can adversely affect the operations of Resorts and MTR because most of their patrons travel to their properties by car or on airlines that may pass on increases in fuel costs to passengers in the form of higher ticket prices. The recent global, national and regional economic downturn, including the housing crisis, credit crisis, lower consumer confidence, and other related factors which impact discretionary consumer spending and other economic activities that have direct effects on Resorts' and MTR Gaming's business, have resulted in a decline in the tourism industry that has adversely impacted their operations. We cannot be sure how long these factors will continue to impact our operations in the future or the extent of the impact.

We face substantial competition in the hotel and casino industry and expect that such competition will continue

        The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near our markets or changes to gaming laws in states surrounding Nevada, Louisiana, West Virginia, Pennsylvania, or Ohio could increase competition and could adversely affect our operations. We also compete, to a lesser extent, with gaming facilities in other jurisdictions with dockside gaming facilities, state sponsored lotteries, on-and-off track pari-mutuel wagering, card clubs, riverboat casinos and other forms of legalized gambling. In addition, various forms of internet gaming have been approved in Nevada and New Jersey and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition.

        Gaming competition is intense in most of the markets where we operate. Recently, there has been additional significant competition in our markets as a result of the expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. For example, casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. The Texas legislature has from time to time considered proposals to legalize gaming, and there can be no assurance that casino gaming will not be approved in Texas in the future, which would have a material adverse effect on our business. Additionally, since visitors from California comprise a significant portion of our customer base in Reno, we also compete with Native American gaming operations in California. Native American tribes are allowed to operate slot machines, lottery games and banking and percentage games on Native American lands. Although many existing Native American gaming facilities in northern California are modest compared to Eldorado Reno and Silver Legacy, a number of Native American tribes have established large-scale gaming facilities in California and some Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. A new 320,000 square foot gaming facility located in Sonoma County, California opened on November 5, 2013. Additionally, a new 30,000 square foot casino and 400-room hotel in Bossier City across the Red River from Eldorado Shreveport opened in June 2013, which includes several restaurants and a 1,000-seat entertainment arena. In December 2014, a new luxury, land-based casino with 1,600 slot machines, 72 gaming tables, a poker room, and a 740-room hotel with a ballroom and spa, opened in Lake Charles, Louisiana approximately 200 miles south of Eldorado Shreveport, but closer to the Houston, Texas market. With respect to our MTR Gaming facilities, an additional license has been granted for a casino to be located in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs, which would result in further competition for both of those properties. Further, gaming facilities in Ohio that have recently commenced operations, including the Horseshoe Casino Cleveland, Hollywood Casino Columbus, ThistleDown Racino, Northfield Park and Beulah Park, present significant competition for Mountaineer, Presque Isle Downs and Scioto Downs.

        Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties to increase the attractiveness and add to the appeal of our facilities. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position could be materially adversely affected.

We may face integration difficulties and may be unable to integrate MTR Gaming's business into ERI's business successfully or realize the anticipated benefits of the Merger

        The Merger involved the combination of two companies that previously operated as independent companies. MTR Gaming is now a wholly-owned subsidiary of ERI. We have devoted, and will continue to devote, significant management attention and resources to integrating the companies' business practices and operations. Potential difficulties we may encounter as part of the integration process include the following:

  •
  the inability to successfully combine our two businesses in a manner that permits us to achieve the full revenue and other benefits anticipated to result from the Merger;

  •
  complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

  •
  potential unknown liabilities and unforeseen increased expenses associated with the Merger.

        In addition, it is possible that the integration process could result in:

  •
  the diversion of the attention of management; and

  •
  the disruption of, or the loss of momentum in, each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies,

        any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the Merger, or could reduce our earnings or otherwise adversely affect our business and financial results.

Our future results could suffer if we cannot effectively manage our expanded operations following the Merger

        Following the Merger, the size of the combined businesses is significantly larger than the previous size of either Resorts' or MTR Gaming's business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize any operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Merger.

We may incur additional expenses related to the Merger and the integration of our businesses

        We have already incurred, and may in the future incur, expenses in connection with the Merger and the integration of our businesses. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have made significant progress in integrating Resorts and MTR, we may identify additional steps that should be taken to fully integrate the operation of our businesses. Any additional steps we take could affect the total amount or the timing of the integration expenses and any such expenses are difficult to estimate accurately.

We will be subject to extensive state and local regulation and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business

        The ownership and operation of casino gaming, riverboat and horseracing facilities are subject to extensive federal, state, and local regulation, and regulatory authorities at the federal, state, and local levels have broad powers with respect to the licensing of gaming businesses and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines, and take other actions, each of which poses a significant risk to our business, financial condition, and results of operations. We currently hold all state and local licenses and related approvals necessary to conduct our present gaming operations, but we must periodically apply to renew many of our licenses and registrations. We cannot assure you that we will be able to obtain such renewals. Any failure to maintain or renew our existing licenses, registrations, permits or approvals would have a material adverse effect on us. Furthermore, if additional laws or regulations are adopted or existing laws or regulations are amended, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us. As an example, on August 26, 2014, the Board of Health of Hancock County, West Virginia adopted and approved the Clean Air Regulation Act of 2014 ("Regulation"), which will be effective July 1, 2015. The Regulation, as currently adopted, will ban smoking in public places in Hancock County including at Mountaineer. We are continuing to evaluate the Regulation, its impact on our Mountaineer facility, and steps to become compliant with the Regulation upon its effective date. We expect that the Regulation will have a negative impact on our business and results of operations at Mountaineer, and such impact may be material.

        Any of the Nevada Gaming Commission, the Louisiana Gaming Control Board, the West Virginia Alcohol Beverage Control Administration, the West Virginia Lottery Commission, the West Virginia Racing Commission, the Pennsylvania Gaming Control Board, the Pennsylvania Racing Commission, the Pennsylvania Liquor Control Board, the Ohio Lottery Commission, and the Ohio State Racing Commission (which we refer to collectively as the Gaming Authorities) may, in their discretion, require the holder of any securities issued by us to file applications, be investigated, and be found suitable to own our securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of their respective jurisdictions. Further, the costs of any investigation conducted by any of the Gaming Authorities under these circumstances must be paid by the applicant, and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. If any of the Gaming Authorities determines that a person is unsuitable to own our securities, then, under the applicable gaming or horse racing laws and regulations, we can be sanctioned, including the loss of their approvals, if, without the prior approval of the applicable Gaming Authority, we conduct certain business with the unsuitable person.

        Our officers, directors, and key employees will also be subject to a variety of regulatory requirements and various licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities. If any of the applicable Gaming Authorities were to find an officer, director or key employee of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the Gaming Authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could materially adversely affect our gaming operations.

        Applicable gaming laws and regulations restrict our ability to issue securities, incur debt and undertake other financing activities. Such transactions would generally require approval of applicable Gaming Authorities, and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities. If state regulatory authorities were to find any person unsuitable with regard to his, her or its relationship to us or any of our subsidiaries, we would be required to sever our relationships with that person, which could materially adversely affect our business.

        In addition, gaming companies are generally subject to significant revenue based taxes and fees in addition to normal federal, state, and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming taxes and/or property taxes, and worsening economic conditions could intensify those efforts. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our future financial results.

        For more information, see "Governmental Gaming Regulations" in Item 1.

We rely on our key personnel

        Our future success will depend upon, among other things, our ability to keep our senior executives and highly qualified employees. We compete with other potential employers for employees, and we may not succeed in hiring or retaining the executives and other employees that we need. We might not enter into employment contracts with all of our senior executives, and we might not obtain key man insurance policies for any or all of our executives. A sudden loss of or inability to replace key employees could have a material adverse effect on our business, financial condition and results of operation.

We may face difficulties in attracting and retaining qualified employees for our casinos and race tracks

        The operation of our business requires qualified executives, managers and skilled employees with gaming and horse racing industry experience and qualifications who are able to obtain the requisite licenses and approval from the applicable Gaming Authorities. While not currently the case, there has from time to time been a shortage of skilled labor in the regions of Resorts' and MTR Gaming's casinos and race tracks. In addition to limitations that may otherwise exist in the supply of skilled labor, the continued expansion of gaming near Resorts' and MTR Gaming's casinos and race tracks, including the expansion of Native American gaming, may make it more difficult for us to attract qualified individuals. While we believe that we will continue to be able to attract and retain qualified employees, shortages of skilled labor will make it increasingly difficult and expensive to attract and retain the services of a satisfactory number of qualified employees, and we may incur higher costs than expected as a result.

We depend on agreements with our horsemen and pari-mutuel clerks to operate our business

        The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari-mutuel clerks.

        If we fail to maintain operative agreements with the horsemen at any of our racetracks, we will not be permitted to conduct live racing and export and import simulcasting at the applicable racetrack. In addition, if we fail to maintain operative agreements with the horsemen at Mountaineer, Presque Isle Downs and Scioto Downs (including if we do not have in place the legally required proceeds agreement with the Mountaineer pari-mutuel clerks union), we will not be permitted to continue our gaming operations at those facilities. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

Work stoppages, organizing drives and other labor problems could negatively impact our future profits

        Some of our employees are currently represented by labor unions. A lengthy strike or other work stoppages at any of our casino properties could have an adverse effect on our business and results of operations. Given the large number of employees, labor unions are making a concerted effort to recruit more employees in the gaming industry. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration. Particularly, in light of current support for changes to federal and state labor laws, we cannot provide any assurance that we will not experience additional and more successful union organization activity in the future.

Because portions of the land on which our facilities are situated are leased, the termination of such leases could adversely affect our business

        Resorts owns the parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates, a general partnership of which Donald Carano, father of Gary L. Carano, is a general partner (the "CSY Lease"). The CSY Lease expires on June 30, 2027. If Resorts defaults on a payment under the CSY Lease or if certain other specified events were to occur, C. S. & Y. Associates has the right to terminate the lease and take possession of the property located on the premises. If C. S. & Y. Associates were to exercise these rights, this could adversely affect our business.

        A subsidiary of Resorts is party to a ground lease with the City of Shreveport for the land on which Eldorado Shreveport was built (the "Shreveport Lease"). The Shreveport Lease has a term ending December 20, 2015 with subsequent renewals for up to an additional 35 years. If Resorts defaults on a payment under the Shreveport Lease or if certain other specified events were to occur, the City of Shreveport could terminate the lease. If the City of Shreveport were to exercise this right, this could adversely affect our business.

Because we own real property, we will be subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities

        We are subject to various federal, state and local environmental, health and safety laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the use, storage, discharge, emission and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations are complex and frequently subject to change. In addition, our horseracing facilities are subject to laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations ("CAFO") on water quality, including, but not limited to, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. We have from time to time been responsible for investigating and remediating, or contributing to remediation costs related to, contamination located at or near certain of our facilities, including contamination related to underground storage tanks and groundwater contamination arising from prior uses of land on which certain of our facilities are located. In addition, we have been, and may in the future be, required to manage, abate, remove or contain manure and wastewater generated by concentrated animal feeding operations due to our racetrack operations, mold, lead, asbestos-containing materials or other hazardous conditions found in or on our properties. Moreover, violations can result in significant fines or penalties and, in some instances, interruption or cessation of operations.

        We are also subject to laws and regulations that create liability and cleanup responsibility for releases of regulated materials into the environment. Certain of these laws and regulations impose strict, and under certain circumstances joint and several, liability on a current or previous owner or operator of property for the costs of remediating regulated materials on or emanating from its property. The costs of investigation, remediation or removal of those substances may be substantial.

An earthquake, flood, act of terrorism other natural disasters could adversely affect our business

        Although we maintain insurance that is customary and appropriate for our business, each of our insurance policies is subject to certain exclusions. In addition, in some cases our property insurance coverage is combined among certain of our properties and Silver Legacy or is otherwise in an amount that may be significantly less than the expected replacement cost of rebuilding our facilities in the event of a total loss. Such losses may occur as a result of any number of casualty events, including as a result of earthquakes, floods, hurricanes or other severe weather conditions. In particular, the Reno area has been, and may in the future be, subject to earthquakes and other natural disasters and Eldorado Shreveport is located in a designated flood zone. Inadequate insurance or lack of available insurance for these and other certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of the casualty event or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.

        Eldorado Reno and the Silver Legacy currently have combined insurance coverage for earthquake and flood damage and for any resulting business interruption and Eldorado Reno, Silver Legacy and Eldorado Shreveport have combined insurance coverage for acts of terrorism. Under these policies, Eldorado Reno and the Silver Legacy have combined per occurrence earthquake coverage of $100 million and combined aggregate flood coverage of $250 million. Eldorado Reno, Silver Legacy and Eldorado Shreveport have combined terrorism coverage of $800 million. In the event that an earthquake, flood or terrorist act causes damage only to Eldorado Reno's property, Eldorado Reno is eligible to receive up to the full amount of insurance coverage for the applicable event of loss, depending on the replacement cost. However, in the event that Eldorado Reno and Silver Legacy are damaged in an earthquake, Eldorado Reno is only entitled to receive insurance proceeds only after Silver Legacy's claims have been satisfied. In addition, in the event that both Eldorado Reno and Silver Legacy are damaged in a flood or Eldorado Reno, Eldorado Shreveport and Silver Legacy are damaged as a result of a terrorist act, our properties are entitled to receive an allocated portion of the insurance proceeds and, to the extent that any insurance proceeds remain available after satisfaction of the insurance claims by the other properties, such remaining proceeds. As a result, there is no assurance that our insurance coverage will be sufficient if there is a major event of loss that impacts us and Silver Legacy, and, in particular, if there is an earthquake that causes significant damage. In addition, upon the expiration of our current policies which expire in August 2015 (subject to annual renewal), we cannot assure that adequate coverage will be available at economically justifiable rates, if at all.

        Because Eldorado Shreveport is located in a designated flood zone, it is subject to risks in addition to those risks associated with land-based casinos, including loss of service due to flood, hurricane or other severe weather conditions. We currently maintain flood insurance for Eldorado Shreveport and for the potential resulting business interruption. However, there is no assurance that this coverage will be sufficient if there is a major flood. Reduced patronage, the loss of use of the casino, the inability to use a dockside facility or riverboat for any period of time due to flood, hurricane or other severe weather could adversely affect our business, financial condition and results of operations.

We are subject to risks relating to mechanical failure

        All of our facilities will generally be subject to the risk that operations could be halted for a temporary or extended period of time, as the result of casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes. In addition, our gaming operations could be damaged or halted due to extreme weather conditions. These risks are particularly pronounced at Eldorado Shreveport's riverboat and dockside facilities because of their location on and adjacent to water.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our business and financial condition

        From time to time, we are named in lawsuits or other legal proceedings relating to our respective businesses. In particular, the nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners and others in the ordinary course of business. As with all legal proceedings, no assurances can be given as to the outcome of these matters. Moreover, legal proceedings can be expensive and time consuming, and we may not be successful in defending or prosecuting these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security

        Our operations require that we collect customer data, including credit card numbers and other personally identifiable information, for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data, including due to cyber-attack, system failure, computer virus or unauthorized or fraudulent use by customers, employees or employees of third party vendors, may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

Operations of Resorts and MTR Gaming have historically been subject to seasonal variations and quarterly fluctuations in operating results, and we can expect to experience such variations and fluctuation in the future

        Historically, the operations of Resorts' and MTR Gaming's gaming facilities have typically been subject to seasonal variations.

        Eldorado Reno's strongest operating results have generally occurred in the second and third quarters and the weakest results have generally occurred during the period from November through February when weather conditions adversely affected operating results. In the Reno market, excessive snowfall during the winter months can make travel to the Reno area more difficult. This often results in significant declines in traffic on major highways, particularly on routes to and from Northern California, and causes a decline in customer volume. Furthermore, management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation.

        In addition, winter conditions can frequently adversely affect transportation routes to Mountaineer, Presque Isle Downs and Scioto Downs and cause cancellations of live horse racing. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

        In general, it is unlikely that we will be able to obtain business interruption coverage for casualties resulting from severe weather, and there can be no assurance that we will be able to obtain casualty insurance coverage at affordable rates, if at all, for casualties resulting from severe weather.

Because we will be heavily dependent upon hotel/casino and related operations that are conducted in certain limited regions, we will be subject to greater risks than a company that is geographically or otherwise more diversified

        Our business is heavily dependent upon hotel/casino and related operations that are conducted in three discrete markets. As a result, we are still subject to a greater degree of risk than a gaming company that has greater geographical diversity. The risks to which we have a greater degree of exposure include the following:

  •
  local economic and competitive conditions;

  •
  inaccessibility due to weather conditions, road construction or closure of primary access routes;

  •
  changes in local and state governmental laws and regulations, including gaming laws and regulations;

  •
  natural and other disasters, including earthquakes and flooding;

  •
  a decline in the number of residents in or near, or visitors to, our operations; and

  •
  a decrease in gaming activities at any of our facilities.

        Any of the factors outlined above could adversely affect our ability to generate sufficient cash flow to make payments on our outstanding indebtedness.

Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business may cause us to incur impairments to indefinite lived intangible assets or long-lived assets

        We test indefinite lived intangible assets for impairment annually or if a triggering event occurs. We will also be required to consider whether the fair values of any of our investments accounted for under the equity method have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of the terminal year capitalization rate. If any such declines are considered to be other than temporary, we will be required to record a write-down to estimated fair value. In 2011, Resorts' impairment test in the Silver Legacy Joint Venture resulted in the recognition of a non-cash impairment charge of $33.1 million resulting in the elimination of Resorts' remaining investment in the Silver Legacy Joint Venture at that time.

Security concerns, terrorist attacks and other geopolitical events could have a material adverse effect on our future operations

        Security concerns, terrorist attacks and other geopolitical events can have a material adverse effect on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and our business in particular. We cannot predict the extent to which any future security alerts, terrorist attacks or other geopolitical events might impact our business, results of operations or financial condition.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Information relating to the location and general characteristics of our properties is provided in Part I, Item I, Business, Properties.

        As of December 31, 2014, our facilities are located on property that we own or lease, as follows:

  •
  We lease approximately nine acres of land in Shreveport, Louisiana on which Eldorado Shreveport is located.

  •
  We lease approximately 30,000 square feet on the approximately 159,000 square foot parcel on which Eldorado Reno is located, in Reno, Nevada.

  •
  Silver Legacy occupies approximately five acres in Reno, Nevada, which is owned by the Silver Legacy Joint Venture.

  •
  We also own a 31,000 square foot parcel of property across the street from Eldorado Reno and two other adjacent parcels totaling 18,687 square feet which could be used for expansion of Eldorado Reno.

  •
  Mountaineer is located on approximately 1,730 acres of land that we own in Chester, Hancock County, West Virginia. Included in the 1,730 acres of land is approximately 1,350 acres of land that are considered non-operating real properties that we intend to sell.

  •
  Presque Isle Downs & Casino is located on 272 acres of land that we own in Summit Township, Erie County, Pennsylvania.

  •
  Scioto Downs is located on approximately 208 acres of land that we own in Columbus, Ohio.

  •
  In addition, we own two other parcels of land: a 213-acre site in McKean Township, Pennsylvania and an 11-acre site in Summit Township that formerly housed an off-track wagering facility. These two properties are considered non-operating real properties that we intend to sell.

        Substantially all of our assets are pledged to secure our outstanding indebtedness under various senior secured notes and credit obligations.

Item 3.    Legal Proceedings.

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

        Presque Isle Downs, Inc. v Dwayne Cooper Enterprises, Inc. et al; Civil Action No. 10493-2009; Court of Common Pleas of Erie County, Pennsylvania.    On April 17, 2010, Presque Isle Downs, Inc. initiated legal action in the Court of Common Pleas of Erie County, Pennsylvania, against defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company ("Turner"), and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. ("RB") to recover damages arising out of failures of the surveillance system installed during the original construction of the casino facilities at Presque Isle Downs. DCE supplied and installed the surveillance system, RB acted as the project architect, and Turner served as the construction manager on the project. Shortly after Presque Isle Downs opened on February 28, 2007, it discovered that certain components of the surveillance system were defective, malfunctioning or missing. After efforts to remediate the deficiencies in the system were unsuccessful, it became necessary to replace certain components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs obtained a default judgment against DCE in the amount of $2.7 million. Efforts to enforce the judgment against DCE are ongoing but the assets of DCE appear to be modest and materially insufficient to pay the judgment. Any proceeds that may be received will be recorded as the amounts are realized. Defendant RB joined five additional vendors/subcontractors as additional defendants in the case. Each of the defendants and all but one of the additional defendants filed motions or objections requesting that the Court dismiss the claims against it. After these motions and objections were denied and the parties engaged in limited discovery, the parties agreed to submit the case to mediation. The mediation occurred on February 10, 2015, and resulted in an agreement under which the sum of $705,000.00 would be paid to Presque Isle Downs, Inc. in exchange for a general release of the defendants (except DCE) and the additional defendants. A draft settlement agreement has been prepared and is currently under review by all parties. It is anticipated that the settlement will be concluded and the case voluntarily dismissed by June 30, 2015.

        State ex rel. Walgate v. Kasich; Case No. 11 CV-10-13126; Court of Common Pleas Franklin County, Ohio.    On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As interveners, we, along with four of the other racinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the Court of Common Pleas dismissed the case; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013 in the 10th District Court of Appeals. In March 2013, the Court of Appeals upheld the ruling. The decision of the Appeals Court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal. The Ohio Supreme Court temporarily stayed the appeal until it first ruled on a matter with similar procedural issues. A decision was issued on that case on June 10, 2014. Accordingly, along with the State Appellees, a motion to dismiss as improvidently granted was filed which was partially granted. The remaining propositions of law have been briefed by both parties and oral argument is scheduled for June 23, 2015.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrants' Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

        On September 19, 2014, the Company issued an aggregate of 23,311,492 shares of common stock to former members of HoldCo upon consummation of the Merger. In December 2014, pursuant to the terms of the Merger Agreement, 25,290 shares were returned to the Company as a result of a post-closing adjustment, resulting in a total of 23,286,202 shares of common stock issued to former members of HoldCo as a result of the Merger.

        Our Common Stock began trading on September 22, 2014 and is quoted on the NASDAQ Global Select Market under the symbol "ERI". On March 6, 2015, the NASDAQ Official Closing Price for our common stock was $4.99. As of March 6, 2015, there were 834 of record holders of our common stock.

        We are prohibited from paying any dividends without our lenders' consent. We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future. For further information relating to our and our subsidiaries' dividend policies, see Part II, Item 7, Liquidity and Capital Resources, included in this report.

        The following table sets forth the range of high and low closing sale prices for our common stock since it began trading on September 22, 2014.

	Stock Price
	High	Low
Year Ended December 31, 2014:
Third quarter	$4.75	$3.61
Fourth quarter	4.40	3.74

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2014, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	398,200	$7.88	1,747,759

Stock Performance Graph

        The following graph demonstrates a comparison of cumulative total returns of the Company, the NASDAQ Market Index (which is considered to be a broad index) and the Dow Jones US Gambling Index for the period since the Company's common stock began trading on September 22, 2014. The following graph assumes $100 invested in each of the above groups and the reinvestment of dividends, if applicable.

Comparison of 4 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2014

Item 6.    Selected Financial Data.

        The following table sets forth selected consolidated financial data of the Company for each of the five years ended December 31, 2014. This information should be read in conjunction with the audited consolidated financial statements contained elsewhere in this report. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

        The Merger closed on the Merger Date and has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States. As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The financial information included in the following table for periods prior to the Merger Date are those of Resorts and its subsidiaries. The presentation of information herein for periods prior to the Merger Date and after the Merger Date are not fully comparable because the results of operations for MTR Gaming are not included for periods prior to the Merger Date. Summary financial results of MTR Gaming for the years ended December 31, 2013 and 2012 are included in MTR Gaming's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC").

 SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Operating revenues:
Casino	$298,848	$192,379	$200,292	$201,253	$203,537
Pari-mutuel commissions	1,986	—	—	—	—
Food and beverage	68,233	60,556	59,317	58,915	57,649
Hotel	28,007	26,934	26,203	26,547	26,291
Other	13,198	10,384	10,458	10,754	9,549

	410,272	290,253	296,270	297,469	297,026
Less promotional allowances	(48,449)	(43,067)	(41,530)	(41,397)	(42,168)

Net operating revenues	361,823	247,186	254,740	256,072	254,858

Operating expenses:
Casino	167,792	101,913	104,044	104,057	105,671
Pari-mutuel commissions	2,411	—	—	—	—
Food and beverage	37,411	28,982	29,095	29,238	27,653
Hotel	8,536	7,891	8,020	7,866	7,489
Other	9,348	7,290	7,279	7,764	7,219
Marketing and promotions	21,982	17,740	18,724	18,743	20,007
General and administrative	63,355	43,713	44,936	44,817	45,337
Depreciation and amortization	28,643	17,031	17,651	19,780	22,440

Operating expenses	339,478	224,560	229,749	232,265	235,816

Loss on sale or disposition of property	(84)	(226)	(198)	(120)	(266)
Acquisition charges(1)	(7,411)	(3,173)	—	—	—
Equity in income (losses) of unconsolidated affiliates(2)	2,705	3,355	(8,952)	(3,695)	(3,899)
Impairment of investment in joint venture(3)	—	—	—	(33,066)	—

Operating income (loss)	17,555	22,582	15,841	(13,074)	14,877

Other income (expense):
Interest income	18	16	14	12	1
Interest expense	(30,752)	(15,681)	(16,069)	(18,457)	(21,065)
Gain on extinguishment of debt of unconsolidated affiliate	—	11,980	—	—	—
Gain on termination of supplemental executive retirement plan	715	—	—	—	—
Loss on property donation	—	—	(755)	—	—
(Loss) gain on early retirement of debt, net	(90)	—	(22)	2,499	—

Total other expense	(30,109)	(3,685)	(16,832)	(15,946)	(21,064)

Net (loss) income before income taxes	(12,554)	18,897	(991)	(29,020)	(6,187)
Provision for income taxes(4)	(1,768)	—	—	—	—

Net (loss) income	(14,322)	18,897	(991)	(29,020)	(6,187)
Less net (income) loss attributable to non-controlling interest(5)	(103)	—	—	4,807	183

Net (loss) income attributable to the Company(5)	$(14,425)	$18,897	$(991)	$(24,213)	$(6,004)

Basic net income per common share	$(0.48)	$0.81	$(0.04)	$(1.04)	$(0.26)

Diluted net income per common share	$(0.48)	$0.81	$(0.04)	$(1.04)	$(0.26)

Other Data:
Net cash provided by (used in):
Operating activities	$33,879	$23,619	$28,366	$21,171	$25,216
Investing activities	38,140	(7,643)	(21,832)	(7,715)	(8,422)
Financing activities	(14,228)	(11,466)	(11,381)	(31,439)	19
Capital expenditures	10,564	7,413	9,181	7,889	8,270
Operating Data(6):
Number of hotel rooms(7)	1,571	1,217	1,217	1,217	1,217
Average hotel occupancy rate(8)	84.1%	85.1%	84.1%	86.3%	86.4%
Number of slot machines(7)	8,665	2,738	2,779	2,751	2,766
Number of table games(7)	177	100	97	99	97

	At December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$87,604	$29,813	$25,303	$30,150	$48,133
Total assets	1,175,330	270,182	262,525	272,662	333,643
Total debt	778,862	170,760	176,102	183,502	209,620
Stockholders' equity	151,622	75,575	61,003	66,023	95,905

Footnotes to Selected Consolidated Financial Data:

(1)
During 2014 and 2013, we incurred $6.3 million and $3.2 million, respectively, in acquisition charges in connection with our merger with MTR Gaming Group, Inc. The amounts have been expensed in accordance with the applicable accounting guidance for business combinations.

(2)
Except as explained in note (3) below, equity in income (losses) of unconsolidated affiliates represents (1) Resorts' 48.1% joint venture interest in the Silver Legacy Joint Venture (or, prior to the Merger, its 50% interest in ELLC) and (2) for periods prior to September 1, 2014, Resorts' 21.3% interest in Tamarack. Since the Company operates in the same line of business as the Silver Legacy and Tamarack, each with casino and/or hotel operations, the Company's equity in the income (losses) of such affiliates is included in operating income (loss).

(3)
As a result of the Company's identification of triggering events, it recognized non-cash impairment charges of $33.1 million in 2011 for its investment in the Silver Legacy Joint Venture, which is included in the consolidated statement of operations and comprehensive income. Such impairment charge eliminated the Company's remaining investment in the Silver Legacy Joint Venture. Non-controlling interests in the Silver Legacy Joint Venture were allocated $4.8 million of the non-cash impairments, eliminating the remaining non-controlling interest. As a result of the elimination of the Company's remaining investment in the Silver Legacy Joint Venture as of December 31, 2011, we discontinued the equity method of accounting for our investment in the Silver Legacy Joint Venture until the fourth quarter of 2012 when additional investments in the Silver Legacy were made. At such time, the Company recognized its share of the Silver Legacy Joint Venture's suspended net losses not recognized during the period the equity method of accounting was discontinued and resumed the equity method of accounting for its investment.

(4)
Prior to September 19, 2014, HoldCo was taxed as a partnership under the Internal Revenue Code pursuant to which income taxes were primarily the responsibility of the partners. On September 18, 2014, as part of the merger with MTR Gaming, ERI became a C Corporation subject to the federal and state corporate-level income taxes at prevailing corporate tax rates. While taxed as a partnership, HoldCo was not subject to federal income tax liability. Because holders of membership interests in HoldCo were required to include their respective shares of HoldCo and Resorts' taxable income (loss) in their individual income tax returns, Resorts made distributions to its member, HoldCo and HoldCo made distributions to its members to cover such liabilities.

(5)
Non-controlling interest represented the minority partners' share of ELLC's 50% joint venture interest in the Silver Legacy Joint Venture. The non-controlling interest in ELLC was owned by certain HoldCo equity holders and was approximately 4%. The non-controlling interest in the Silver Legacy is 1.9%.

(6)
Excludes the operating data of the Silver Legacy and Tamarack Junction.

(7)
As of the end of each period presented.

(8)
For each period presented.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        Eldorado Resorts, Inc. ("ERI" or the "Company"), a Nevada corporation, was formed in September 2014 to be the parent company following the merger of wholly owned subsidiaries of the Company into Eldorado HoldCo LLC ("HoldCo"), a Nevada limited liability company formed in 2009 that is the parent company of Eldorado Resorts LLC ("Resorts"), and MTR Gaming Group, Inc. ("MTR Gaming"), a Delaware corporation incorporated in 1988 (the "Merger"). Effective upon the consummation of the Merger on September 19, 2014 (the "Merger Date"), MTR Gaming and HoldCo each became a wholly owned subsidiary of ERI and, as a result of such transactions, Resorts became an indirect wholly owned subsidiary of ERI.

        Resorts owns and operates Eldorado Shreveport, a hotel and riverboat gaming complex that includes a 403-room, all suite, art deco-style hotel and a tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana ("Eldorado Shreveport") and the Eldorado Reno, a premier hotel, casino and entertainment facility in Reno, Nevada ("Eldorado Reno"). Resorts owns the Eldorado Shreveport indirectly through two wholly owned subsidiaries which own 100% of the partnership interests in the Eldorado Shreveport Joint Venture, a Louisiana general partnership ("Louisiana Partnership"). In addition, Resorts owns a 48.1% interest in a joint venture ("Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino ("Silver Legacy"), a major, themed hotel/casino connected via a skywalk to the Eldorado Reno. Resorts also previously owned a 21.3% interest in Tamarack Junction, a small casino in south Reno. On September 1, 2014, and as a condition to closing the Merger, Resorts distributed to HoldCo, and HoldCo subsequently distributed to its members on a pro rata basis, all of Resorts' interest in Tamarack. The distribution resulted in no gain or loss being recognized in the accompanying consolidated financial statements because the distribution was in the amount of $5.5 million which was the book value of Tamarack.

        MTR Gaming operates as a hospitality and gaming company with racetrack, gaming and hotel properties in West Virginia, Pennsylvania and Ohio. MTR Gaming, through its wholly owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia ("Mountaineer"), Presque Isle Downs & Casino in Erie, Pennsylvania ("Presque Isle Downs"), and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

        ERI, HoldCo and MTR Gaming are collectively referred to as "we," "us," "our" or the "Company." The Merger closed on the Merger Date and has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States. As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The financial information included in this Item 7 for periods prior to the Merger Date are those of Resorts and its subsidiaries. The presentation of information herein for periods prior to the Merger Date and after the Merger Date are not fully comparable because the results of operations for MTR Gaming are not included for periods prior to the Merger Date. Summary financial results of MTR Gaming for the years ended December 31, 2013 and 2012 are included in MTR Gaming's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC").

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A in conjunction with our audited consolidated financial statements and the notes to those statements included in this Annual Report.

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

Economic Impact

        The economic downturn and the uneven recovery from the downturn continue to adversely influence consumers' confidence, discretionary spending levels and travel patterns. High unemployment and the record number of home foreclosures experienced in the economic downturn, increased competition and volatility of the economy have had, and continue to have, a significant negative impact on the gaming and tourism industries, and, as a result, our operating performance over the past several years. In response to the impact of the economic down turn, increased competition and other market factors on our business, our management has implemented cost savings measures and will continue to review our operations to look for opportunities to further reduce expenses and maximize cash flows. While there has been some improvement in the economy, we believe the impact of the economic downturn and the continuing uneven recovery may continue to negatively affect our operating results for some period of time. We remain uncertain as to the duration and magnitude of the impact of such factors on our operations and the length and sustainability of the recovery from the economic downturn.

Expansion of Native American Gaming and Regional Gaming

        Our business has been adversely impacted by the expansion of Native American gaming and the expansion of gaming in our markets, including Ohio. Future growth of Native American and other gaming establishments, including the addition of hotel rooms and other amenities, would place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

        Eldorado Reno.    A significant portion of our revenues and operating income are generated from patrons who are residents of northern California and northeastern Texas, and as such, our operations have been adversely impacted by the growth in Native American gaming in northern California and, to a lesser extent, in Oklahoma.

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

        Eldorado Shreveport.    Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming and there can be no assurance that casino gaming will not be approved in Texas in the future, which would have a material adverse effect on our business. Eldorado Shreveport competes with several Native American casinos located in Oklahoma, certain of which are located near our core Texas markets. Because we draw a significant amount of our customers from the Dallas/Fort Worth area, but are located approximately 190 miles from that area, we believe we will continue to face increased competition from gaming operations in Oklahoma, including the WinStar and Choctaw casinos, and would face significant competition that may have a material adverse effect on our business and results of operations if casino gaming is approved in Texas. In June 2013, construction was completed on a new 30,000 square foot casino and 400-room hotel in Bossier City across the Red River from Eldorado Shreveport. The facility, which also includes several restaurants and a 1,000-seat entertainment arena, received final approval from the Louisiana Gaming Control Board and opened on June 15, 2013. In December 2014, a new luxury, land-based casino with 1,600 slot machines, 72 gaming tables, a poker room, and a 740-room hotel with a ballroom and spa, opened in Lake Charles, Louisiana approximately 200 miles south of Eldorado Shreveport, but closer to the Houston, Texas market. In addition, a new 320,000 square foot gaming facility located in Sonoma County, California opened on November 5, 2013.

        MTR Gaming.    All of MTR Gaming's properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and eastern Ohio. We believe the expansion of gaming in Ohio, which includes casinos that opened in Cleveland in May 2012 and Columbus in October 2012 and additional casinos in Cincinnati and Toledo, as well as the installation of VLTs at existing horse race tracks near Cleveland, one of which opened in April 2013 and the other in December 2013 and the relocation of a racetrack to Austintown, Ohio in 2014, has had and will continue to have a negative impact on our results of operations at all our properties and such impact may be material. We intend to be proactive in our efforts to mitigate the effects of such competition, which include expanding marketing initiatives and proactively managing our cost structures at our properties.

Major Bowling Tournaments in the Reno Market

        The National Bowling Stadium, located one block from Eldorado Reno, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno every year through 2018 except for 2017. It has also been selected to host ten United States Bowling Congress ("USBC") tournaments from 2019 through 2026. During this period, two of the ten USBC Tournaments may be held in the same year. Through a one-time agreement, the National Bowling Stadium hosted the USBC Open Tournament in Reno in 2014; usually an off-year for Reno. Historically, these multi-month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Eldorado Reno. The USBC Tournaments brought approximately 73,000 bowlers to the Reno area during the 2013 tournament period which began on March 1st and continued through July 7th. Both tournaments returned to Reno in 2014 and brought approximately 62,000 bowlers to the Reno area during the 2014 tournament period which began on February 28th and continued through July 12th.

West Virginia Smoking Ban

        On August 26, 2014, the Board of Health of Hancock County, West Virginia adopted and approved the Clean Air Regulation Act of 2014 ("Regulation"), which will be effective July 1, 2015. The Regulation, as currently adopted, will ban smoking in public places in Hancock County including at Mountaineer. We are continuing to evaluate the Regulation, its impact on our Mountaineer facility, and steps to become compliant with the Regulation upon its effective date. We expect that the Regulation will have a negative impact on our business and results of operations at Mountaineer, and such impact may be material.

Summary Financial Results

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

        The following table highlights the results of our operations (dollars in thousands):

	Year Ended December 31,
			Percent Change
	2014	2013
Net operating revenues	$361,823	$247,186	46.4%
Operating expenses	339,478	224,560	51.2%
Equity in income of unconsolidated affiliates	2,705	3,355	(19.4)%
Operating income	17,555	22,582	(22.3)%
Net (loss) income	(14,322)	18,897	(175.8)%

        Net Operating Revenues.    MTR Gaming contributed $124.2 million of net operating revenues for the period from the Merger Date through December 31, 2014 consisting primarily of casino revenues. Including the incremental MTR Gaming revenues, net operating revenues increased 46.4% for the year ended December 31, 2014 compared to the prior year.

        Excluding incremental MTR Gaming revenues of $124.2 million, consolidated net operating revenues decreased 3.9% for the year ended December 31, 2014 compared to the prior year as both Eldorado Reno and Eldorado Shreveport experienced declines in all components of operating revenues.

        Equity in Income of Unconsolidated Affiliates.    Income from our unconsolidated affiliate, the Silver Legacy Joint Venture and our former unconsolidated affiliate, Tamarack, decreased $ 0.7 million for the year ended December 31, 2014 compared to the prior year. Our equity in the income of the Silver Legacy Joint Venture for the years ended December 31, 2014 and 2013 amounted to $2.0 million and $2.3 million, respectively. Equity in the income of Tamarack for the year ended December 31, 2014, prior to its disposition on September 1, 2014, amounted to $0.7 million compared to $1.1 million for the year ended December 31, 2013.

        Operating Income and Net (Loss) Income.    Consolidated operating income and net (loss) income includes operating income and a net loss of $17.6 million and $14.3. million, respectively, attributable to MTR Gaming for the period from the Merger Date through December 31, 2014.

        For the year ended December 31, 2014 compared to the prior year, operating income, excluding operating income attributable to MTR Gaming, decreased $12.0 million primarily due to declines in departmental operating margins, increased general and administrative payroll and professional services associated with the Merger, and a decline in equity income of unconsolidated affiliates. Operating income was also impacted by an increase in acquisition charges of $3.2 million during the year ended December 31, 2014 compared to the prior year. Net (loss) income decreased $24.1 million during the year ended December 31, 2014 compared to the prior year due to the same factors negatively impacting operating income, combined with the absence of a $12.0 million gain in 2013 for the extinguishment of debt of Silver Legacy and a tax provision of $1.1 million. This decrease during the year ended December 31, 2014 compared to 2013 was partially offset by a $0.7 million gain resulting from the termination of Silver Legacy's supplemental executive retirement plan and a $0.2 million decrease in interest expense.

Revenues

        The following table highlights our sources of net operating revenues (dollars in thousands):

	Year Ended December 31,
	2014	2013	Percent
Casino:
Eldorado Reno	$61,946	$63,002	(1.7)%
Eldorado Shreveport	123,228	129,377	(4.8)%
MTR Gaming	113,674	—	100.0%

Total	298,848	192,379	55.3%

Pari-mutuel commissions—MTR Gaming	1,986	—	100.0%

Food and beverage:
Eldorado Reno	33,500	34,307	(2.4)%
Eldorado Shreveport	25,624	26,249	(2.4)%
MTR Gaming	9,109	—	100.0%

Total	68,233	60,556	12.7%

Hotel:
Eldorado Reno	18,149	18,287	(0.8)%
Eldorado Shreveport	8,498	8,647	(1.7)%
MTR Gaming	1,360	—	100.0%

Total	28,007	26,934	4.0%

Other:
Eldorado Reno	5,976	6,832	(12.5)%
Eldorado Shreveport	3,264	3,552	(8.1)%
MTR Gaming	3,958	—	100.0%

Total	13,198	10,384	27.1%

Promotional allowances:
Eldorado Reno	(15,876)	(15,737)	0.9%
Eldorado Shreveport	(26,654)	(27,330)	(2.5)%
MTR Gaming	(5,919)	—	(100.0)%

Total	(48,449)	(43,067)	12.5%

        Casino Revenues.    MTR Gaming contributed $113.6 million of casino revenues for the period from the Merger Date through December 31, 2014 consisting primarily of net win from slot operations, table games and poker. As a result, consolidated casino revenues increased 55.3% for the year ended December 31, 2014 compared to the prior year.

        Consolidated casino revenues, excluding MTR Gaming revenues, decreased 4.0% for the year ended December 31, 2014 compared to the prior year. The decrease in casino revenues at Eldorado Reno of 1.7% was primarily due to decreases in slot handle and table games credit drop. Casino revenues decreased 4.8% at Eldorado Shreveport for the year ended December 31, 2014 compared to the prior year due to lower slot handle while the slot hold percentage remained constant. The decrease in casino revenues associated with the decline in slot volume was partially offset by an increase in table games revenues resulting from an increase in the table games hold percentage, which more than offset a decrease in table games drop for the year ended December 31, 2014 compared to the prior year. The results of operations of Eldorado Shreveport have also been negatively impacted by the addition of a new competitor in the Shreveport/Bossier City market in June of 2013 that reduced the market share of all of the other casino operators in the market for the year ended December 31, 2014, including Eldorado Shreveport.

        Pari-mutuel Commissions.    MTR Gaming contributed $2.0 million of pari-mutuel commissions for the period from the Merger Date through December 31, 2014.

        Food and Beverage Revenues.    MTR Gaming contributed $9.1 million of food and beverage revenues for the period from the Merger Date through December 31, 2014. As a result, consolidated food and beverage revenues increased 12.7% for the year ended December 31, 2014 compared to the prior year.

        Consolidated food and beverage revenues, excluding MTR Gaming revenues, decreased 2.4% for the year ended December 31, 2014 compared to the prior year due to declines in food and beverage revenues of 2.4% at both Eldorado Reno and Eldorado Shreveport. Food revenues at Eldorado Reno remained flat for the year ended December 31, 2014 compared to the prior year. Declines in customer counts of 2.5% were offset by an increase in the average check as a result of selective price increases in Eldorado Reno's restaurants. Beverage revenues decreased primarily due to lower complimentary sales and the closure of the BuBinga nightclub in May 2014. The decline in food and beverage revenues at Eldorado Shreveport for the year ended December 31, 2014 compared to the prior year was primarily due to the decrease in customer volume as evidenced by a 1.7% decline in customer counts.

        Hotel Revenues.    MTR Gaming contributed $1.4 million of hotel revenues for the period from the Merger Date through December 31, 2014 and consolidated hotel revenues increased 4.0% for the year ended December 31, 2014 compared to the prior year.

        Consolidated hotel revenues, excluding MTR Gaming, decreased 1.1% for the year ended December 31, 2014 compared to the prior year. Hotel revenues at Eldorado Reno decreased 0.8% due to declines in hotel occupancy to 82.0% for the year ended December 31, 2014 from 82.9% for the year ended December 31, 2013. These declines were partially offset by growth in hotel revenues associated with an increase in our resort fee from $6 to $8 in August of 2013 resulting in a higher ADR which rose to $72.57 for the year ended December 31, 2014 compared to $72.17 during the prior year. Hotel revenues at Eldorado Shreveport decreased 1.7% due to a decline in the ADR to $64.50 during the year ended December 31, 2014 from $65.72 during 2013, which more than offset the slight increase in occupancy to 89.6% during 2014 from 89.4% during 2013.

        Other Revenues.    Other revenues are comprised of revenues generated by our retail outlets, entertainment venues and other miscellaneous items. MTR Gaming contributed $4.0 million of other revenues for the period from the Merger Date through December 31, 2014. As a result, consolidated other revenues increased 27.1% for the year ended December 31, 2014 compared to the prior year.

        Consolidated other revenues, excluding MTR Gaming, decreased 11.0% for the year ended December 31, 2014 compared to the prior year. Other revenues at Eldorado Reno decreased 12.5% for the year ended December 31, 2014 compared to the prior year primarily due to declines in entertainment revenues associated with lower attendance at the Eldorado Reno theater, and to a lesser extent, decreased retail revenues. Other revenues decreased 8.1% at Eldorado Shreveport for the year ended December 31, 2014 compared to the prior year due to lower ATM commission revenues and retail sales which were partially offset by improved spa revenues.

        Promotional Allowances.    Consolidated promotional allowances, expressed as a percentage of casino revenues, decreased to 16.2% for the year ended December 31, 2014 compared to 22.4% for the prior year; however, the total consolidated promotional allowances incurred increased 12.5%. MTR Gaming's promotional allowances represented 5.2% of its casino revenues for the period after the Merger. Promotional allowances at Eldorado Reno increased slightly for the year ended December 31, 2014 compared to the prior year reflecting an increase in our casino direct mail program. Promotional allowances decreased 2.5% at Eldorado Shreveport in association with the 4.8% decrease in casino revenues. Management actively reviews the effectiveness of its promotions and direct mail programs to expand successful promotions while eliminating or reducing less profitable promotions. Promotional activities reflect our efforts to maintain the Eldorado's share of the gaming markets in which it operates in an effort to mitigate the impact of increasing competition.

  Operating Expenses

        The following table highlights our operating expenses (dollars in thousands):

	Year Ended December 31,
	2014	2013	Percent
Casino:
Eldorado Reno	$27,840	$28,339	(1.8)%
Eldorado Shreveport	72,151	73,574	(1.9)%
MTR Gaming	67,801	—	100.0%

Total	167,792	101,913	64.6%

Pari-mutuel commissions—MTR Gaming	2,411	—	100.0%

Food and beverage:
Eldorado Reno	23,460	23,485	(0.1)%
Eldorado Shreveport	5,622	5,497	2.3%
MTR Gaming	8,329	—	100.0%

Total	37,411	28,982	29.0%

Hotel:
Eldorado Reno	6,474	6,725	(3.7)%
Eldorado Shreveport	1,192	1,166	2.6%
MTR Gaming	870	—	100.0%

Total	8,536	7,891	8.2%

Other:
Eldorado Reno	5,752	5,791	(0.7)%
Eldorado Shreveport	1,503	1,499	0.3%
MTR Gaming	2,093	—	100.0%

Total	9,348	7,290	28.2%

Marketing and promotions	21,982	17,740	23.9%
General and administrative	62,905	43,113	45.9%
Management fee	450	600	(25.0)%
Depreciation and amortization	28,643	17,031	68.2%

        Casino Expenses.    MTR Gaming contributed $67.8 million of casino expenses for the period from the Merger Date through December 31, 2014. As a result, consolidated casino expenses increased 64.6% for the year ended December 31, 2014 compared to the prior year.

        Casino expenses at Eldorado Reno decreased 1.8% for the year ended December 31, 2014 compared to the prior year due to lower gaming taxes and declines in bad debt expense. Casino expenses at Eldorado Shreveport decreased 1.9% for the year ended December 31, 2014 compared to the prior year primarily as a result of lower gaming taxes and payroll costs reflecting the decrease in visitor volume.

        Pari-mutuel Expense.    MTR Gaming contributed $2.4 million of pari-mutuel expense for the period from the Merger Date through December 31, 2014.

        Food and Beverage Expenses.    MTR Gaming contributed $8.3 million of food and beverage expenses for the period from the Merger Date through December 31, 2014. As a result, consolidated food and beverage expenses increased 29.0% for the year ended December 31, 2014 compared to the prior year.

        For the year ended December 31, 2014 compared to the prior year, food and beverage expenses at Eldorado Reno remained flat despite a decrease of 2.4% in food and beverage revenues. Increases in food costs associated with higher product costs were offset by decreases in beverage costs in conjunction with lower beverage revenues associated with the closure of the BuBinga nightclub in May of 2014. Despite a 2.4% decrease in food and beverage revenues, food and beverage expenses increased slightly at Eldorado Shreveport for the year ended December 31, 2014 compared to the prior year due to increased food costs related to quality improvements and the addition of new menu items.

        Hotel Expenses.    MTR Gaming contributed $0.9 million of hotel expenses for the period from the Merger Date through December 31, 2014. As a result, consolidated hotel expenses increased 8.1% for the year ended December 31, 2014 compared to the prior year.

        Hotel expenses at Eldorado Reno decreased 3.7% reflecting the decrease in occupancy for the year ended December 31, 2014 compared to the prior year in addition to decreased expenses associated with lower convention sales. For the year ended December 31, 2014 compared to the prior year, hotel expenses at Eldorado Shreveport increased slightly due to increases in payroll and benefits combined with higher supplies costs associated with improved amenities.

        Other Expenses.    MTR Gaming contributed $2.1 million of other expenses for the period from the Merger Date through December 31, 2014. As a result, consolidated other expenses increased 28.2% for the year ended December 31, 2014 compared to the prior year.

        Other expenses at Eldorado Reno decreased slightly for the year ended December 31, 2014 compared to the prior year despite a 12.5% decrease in other revenues. The higher proportion of expenses was due to fixed production and contract costs associated with the theater. Other expenses at Eldorado Shreveport did not change significantly despite an 8.1% decrease in other revenues due to higher retail costs, as a percentage of retail revenues.

        Marketing and Promotions Expenses.    MTR Gaming contributed $4.4 million of marketing and promotion expenses for the period from the Merger Date through December 31, 2014. As a result, consolidated marketing and promotions expense increased 23.9% for the year ended December 31, 2014 compared to the prior year. Excluding MTR Gaming, marketing and promotional expenses did not change significantly for the year ended December 31, 2014 compared to the prior year.

        General and Administrative Expenses and Management Fees.    MTR Gaming contributed $17.9 million of general and administrative expenses for the period from the Merger Date through December 31, 2014. As a result, consolidated general and administrative expenses increased 45.9% for the year ended December 31, 2014 compared to the prior year. Excluding MTR Gaming, general and administrative expenses increased 4.4% for the year ended December 31, 2014 compared to the prior year due to increases in professional services and additional payroll associated with the Merger in addition to higher property taxes and the absence of a sales tax refund received in the third quarter of 2013 at Eldorado Shreveport.

        Historically, we have paid management fees to Recreational Enterprises, Inc. ("REI") and Hotel Casino Management, Inc. ("HCM"), affiliates of the Company. For the years ended December 31, 2014 and 2013, we paid $0.5 million and $0.6 million, respectively, in management fees to REI and HCM. Management fees were not paid subsequent to the consummation of the Merger. Subsequent to the consummation of the Merger, Donald L. Carano and Raymond J. Poncia received remuneration in the amount of $0.3 million and $0.2 million, respectively, for their services as consultants to ERI and its subsidiaries in lieu of the management fees previously paid under the terms of the Resorts' management agreement.

        Depreciation and Amortization Expense.    MTR Gaming contributed $12.3 million of depreciation expense for the period from the Merger Date through December 31, 2014. As a result, depreciation and amortization expense increased 68.2% for the year ended December 31, 2014 compared to the prior year. Depreciation expense decreased 4.0% for the year ended December 31, 2014 compared to the prior year at Eldorado Reno and Eldorado Shreveport as more assets became fully depreciated.

Acquisition Charges

        For the years ended December 31, 2014 and 2013, we incurred $7.4 million and $3.2 million, respectively, in acquisition charges in connection with the Merger including $1.1 million contributed by MTR Gaming along with bonuses paid to several key executives in the amount of $2.4 million for the year ended December 31, 2014.

Interest Expense

        MTR Gaming contributed $15.3 million of interest expense for the period from the Merger Date through December 31, 2014. This incremental expense offset a $0.2 million decline in Resorts' interest expense for the year ended December 31, 2014 compared to the prior year period due to a reduction in the balance outstanding under Resorts' credit facility which matured May 30, 2014 and was not renewed.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

        The following table highlights the results of our operations (dollars in thousands):

	Year Ended December 31,
			Percent Change
	2013	2012
Net operating revenues	$247,186	$254,740	(3.0)%
Operating expenses	224,560	229,749	(2.3)%
Equity in income (losses) of unconsolidated affiliates	3,355	(8,952)	137.5%
Operating income	22,582	15,841	42.6%
Net income (loss)	18,897	(991)	2,006.9%

        Net Operating Revenues.    Net operating revenues decreased 3.0% for the year ended December 31, 2013 compared to the prior year primarily as a result of decreases in casino revenues and increases in promotional activities at both Eldorado Shreveport and Eldorado Reno. In addition, decreases in hotel and other revenues at Eldorado Shreveport were only partially offset by increases in food and beverage revenues at both facilities and in hotel and other revenues at Eldorado Reno. As more fully explained below, the decrease in casino revenues at Eldorado Reno resulted primarily from a decrease in the table games hold percentage. The decrease in casino revenues at Eldorado Shreveport primarily reflects reductions in slot machine wagering in 2013 compared to the prior year.

        Operating Expenses.    Operating expenses decreased 2.3% for the year ended December 31, 2013 compared to the prior year primarily as a result of decreases in casino expenses reflecting the decline in the associated revenues at both Eldorado Shreveport and Eldorado Reno. Also contributing to the decrease were reductions in selling, general and administrative expenses and depreciation and amortization.

        Equity in Income (Losses) of Unconsolidated Affiliates.    Income from the Company's unconsolidated affiliates, the Silver Legacy and Tamarack, increased approximately $12.3 million for year ended December 31, 2013 to the prior year. Following its reorganization, equity in the income of the Silver Legacy for 2013 amounted to $2.3 million compared with a loss of $9.7 million in 2012. Equity in the income of Tamarack for the year ended December 31, 2013 increased by $0.4 million due to an increase in Tamarack's net operating revenues.

        Operating Income and Net Income (Loss).    During 2013, we experienced an increase in operating income of $6.7 million compared to the prior year due primarily to the $12.3 million improvement in our equity in income of unconsolidated affiliates. Operating margins decreased during 2013 as consolidated net operating revenues decreased approximately $2.4 million more than the decrease in consolidated operating expenses. Also offsetting the improvement from our unconsolidated affiliates were $3.2 million of acquisition charges incurred during 2013 in connection with the Merger. Net income increased approximately $19.9 million during 2013 compared to the prior year due to the factors positively impacting operating income previously noted combined with the recognition in 2013 of $12.0 million of gain on the extinguishment of debt of the Silver Legacy as a result of its reorganization, the absence of an $0.8 million loss on property donation incurred in the 2012 period and a $0.4 million reduction in interest expense.

Revenues

        The following table highlights our sources of net operating revenues (dollars in thousands):

	Year Ended December 31,
	2013	2012	Percent
Casino:
Eldorado Reno	$63,002	$64,014	(1.6)%
Eldorado Shreveport	129,377	136,278	(5.1)%

Total	192,379	200,292	(4.0)%

Food and beverage:
Eldorado Reno	34,307	33,210	3.3%
Eldorado Shreveport	26,249	26,107	0.5%

Total	60,556	59,317	2.1%

Hotel:
Eldorado Reno	18,287	17,081	7.1%
Eldorado Shreveport	8,647	9,122	(5.2)%

Total	26,934	26,203	2.8%

Other:
Eldorado Reno	6,832	6,667	2.5%
Eldorado Shreveport	3,552	3,791	(6.3)%

Total	10,384	10,458	(0.7)%

Promotional allowances:
Eldorado Reno	(15,737)	(14,882)	(5.7)%
Eldorado Shreveport	(27,330)	(26,648)	(2.6)%

Total	(43,067)	(41,530)	(3.7)%

        Casino Revenues.    Consolidated casino revenues decreased 4.0% for the year ended December 31, 2013 compared to the prior year. The decrease in such revenues at Eldorado Reno of 1.6% was due to a decrease in the table games hold percentage during 2013 compared to 2012, in which we held higher than normal. This decrease in table games revenue was partially offset by an increase in slot revenue for the year ended December 31, 2013. Casino revenues at Eldorado Shreveport decreased in 2013 by 5.1% compared to 2012 due primarily to a decrease in slot handle. Table game revenues at Eldorado Shreveport did not change significantly in 2013 compared to the prior year.

        Food and Beverage Revenues.    Consolidated food and beverage revenues increased by 2.1% for the year ended December 31, 2012 compared to the prior year. Food and beverage revenues at Eldorado Reno increased 3.3% in 2013 compared to 2012 primarily due to an increase in the average check price as a result of selective price increases in our restaurants along with a 0.8% increase in customer counts. Food and beverage revenues increased by 0.5% at Eldorado Shreveport in 2013 compared to 2012 primarily due to an increase in the average food revenue per customer resulting from selective increases in menu prices.

        Hotel Revenues.    Consolidated hotel revenues increased 2.8% for the year ended December 31, 2013 compared to the prior year. Hotel revenues at Eldorado Reno increased by 7.1% due to an increased hotel occupancy rate of approximately 82.9% in 2013 compared to 80.6% in 2012 and an increased hotel ADR of $72.17 in 2013 compared to $68.81 in 2012. Other hotel revenues at Eldorado Reno increased as we increased our resort fee in August 2013. Hotel revenues at Eldorado Shreveport decreased by 5.2% due to a decline in the occupancy rate to 89.4% in 2013 from 91.1% in 2012 and a decrease in the ADR to $66.00 in 2013 from $68.00 in 2012. Hotel room capacity in the Shreveport/Bossier City market increased during June 2013 with the opening of a 400-room hotel across the Red River from Eldorado Shreveport.

        Other Revenues.    Other revenues are comprised of revenues generated by our retail outlets, entertainment venues and other miscellaneous items. Other revenues at Eldorado Reno increased 2.5% for the year ended December 31, 2013 compared to the prior year due to an increase in retail sales. Other revenues decreased by 6.3% at Eldorado Shreveport during 2013 compared to 2012 due to lower ATM commission revenues and retail sales and to the absence of rental revenue from certain retail space located across the street from Eldorado Shreveport which we donated to the City of Shreveport during the third quarter of 2012.

        Promotional Allowances.    Consolidated promotional allowances, as a percentage of casino revenues, increased to 22.4% in for the year ended December 31, 2013 compared to 20.7% for the year ended December 31, 2012. Such costs at Eldorado Reno increased 5.7%, whereas such costs increased 2.6% at Eldorado Shreveport. Management actively reviews the effectiveness of its promotions and direct mail programs to expand successful promotions while eliminating or reducing less profitable promotions. Promotional activities at Eldorado Shreveport reflect, in part, our efforts to maintain our property's share of the overall Shreveport/Bossier City gaming market, which added a new competitor during June 2013.

  Operating Expenses

        The following table highlights our operating expenses (dollars in thousands):

	Year Ended December 31,
	2013	2012	Percent
Casino:
Eldorado Reno	$28,339	$28,061	1.0%
Eldorado Shreveport	73,574	75,983	(3.2)%

Total	101,913	104,044	(2.0)%

Food and beverage:
Eldorado Reno	23,485	22,992	2.1%
Eldorado Shreveport	5,497	6,103	(9.9)%

Total	28,982	29,095	(0.4)%

Hotel:
Eldorado Reno	6,725	6,749	(0.4)%
Eldorado Shreveport	1,166	1,271	(8.3)%

Total	7,891	8,020	(1.6)%

Other:
Eldorado Reno	5,791	5,572	3.9%
Eldorado Shreveport	1,499	1,707	(12.2)%

Total	7,290	7,279	0.2%

Marketing and promotions	17,740	18,724	(5.3)%
General and administrative	43,113	44,336	(2.8)%
Management fee	600	600	—%
Depreciation and amortization	17,031	17,651	(3.5)%

        Casino Expenses.    Casino expenses at Eldorado Reno increased 1.0% during the year ended December 31, 2013 compared to the prior year primarily due to an increase in bad debt expense and increased promotional allowances related to the cost of rooms, food and retail complimentaries allocated to the casino department. Casino expenses at Eldorado Shreveport decreased during 2013 compared to 2012 as a result of lower gaming taxes.

        Food and Beverage Expenses.    For the year ended December 31, 2013, food and beverage expenses at Eldorado Reno increased 2.1% compared to the prior year due to increases in food and beverage cost of sales and direct payroll associated with the aforementioned increased revenues. Food and beverage expenses decreased 9.9% at Eldorado Shreveport during 2013 compared to 2012 despite an insignificant increase in the associated revenues due primarily to reductions in food and beverage cost of goods sold and in labor and overhead charges as a result of management's cost control efforts.

        Hotel Expenses.    Hotel expenses at Eldorado Reno did not change significantly for the year ended December 31, 2013 compared to the prior year despite a 7.1% increase in the associated revenues as increased direct payroll associated with the higher occupancy levels was offset by lower group insurance costs and decreased maintenance expenses as a result of our hotel remodel. For the year ended December 31, 2013, hotel expenses at Eldorado Shreveport decreased 8.3% compared to 2012 due to decreases in payroll expenditures associated with the lower occupancy levels as reflected by the decrease in its occupancy percentage from 91.1% in 2012 to 89.4% in 2013.

        Other Expenses.    Other expenses increased 3.9% at Eldorado Reno for the year ended December 31, 2013 compared to the prior year primarily as a result of increased retail cost of sales associated with the aforementioned increased revenues, higher credit card discounts and increased show production costs in our theatre. Other expenses at Eldorado Shreveport decreased $0.2 million, or 12.2%, for the year ended December 31, 2013 compared to the prior year primarily due to decreases in cost of goods sold associated with reduced retail sales and reduced labor and overhead charges due to management's cost control efforts.

        Marketing and Promotions Expenses.    Marketing and promotions expenses decreased 5.3% for the year ended December 31, 2013 compared to the prior year due to efforts to strategically reduce promotional marketing and special events costs at both Eldorado Reno and Shreveport.

        General and Administrative Expenses and Management Fees.    For the year ended December 31, 2013, as compared to the prior year, selling, general and administrative expenses decreased primarily due to Eldorado Shreveport experiencing decreases in professional fees and real property taxes.

        We have paid management fees to REI and HCM, affiliates of the Company. In each of the years ended December 31, 2013 and 2012, we paid an aggregate of $0.6 million in management fees to REI and HCM.

        Depreciation and Amortization Expense.    Depreciation expense decreased $0.6 million, or 3.5%, during 2013 as compared to 2012 as more assets became fully depreciated.

Acquisition Charges

        For the year ended December 31, 2013, we incurred $3.2 million in acquisition charges in connection with the Merger.

Interest Expense

        For the year ended December 31, 2013, interest expense decreased by approximately $0.4 million, or 2.4% compared to the prior year, due to principal reductions in our long-term debt obligations.

Gain on Extinguishment of Debt of Unconsolidated Affiliate

        For the year ended December 31, 2013, we recognized $12.0 million of gain on extinguishment of debt of Silver Legacy, an unconsolidated affiliate, as a result of its reorganization.

Loss on Property Donation

        For the year ended December 31, 2012, Eldorado Shreveport donated certain of its property with an appraised value of approximately $2.0 million to the City of Shreveport. The property had a recorded net value of $0.8 million, which was written off in connection with the donation.

Loss on Early Retirement of Debt

        During the third quarter of 2012, we purchased and retired $2.0 million principal amount of our 8.625% Senior Secured Notes due June 15, 2019 (the "Senior Secured Notes") utilizing available excess cash. The total purchase price of the Senior Secured Notes was $2.0 million plus accrued interest which, after the write off of the associated bond offering costs of $0.1 million, resulted in a net loss on early retirement of debt in the amount of $22,000.

Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the Years Ended December 31, 2014, 2013 and 2012

        Adjusted EBITDA (defined below), a non GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non GAAP supplemental information will be helpful in understanding the Company's ongoing operating results. Adjusted EBITDA represents (losses) earnings before interest expense (income), income tax expense (benefit), depreciation and amortization, (loss) gain on the sale or disposal of property, loss on property donation, other regulatory gaming assessment costs, loss on asset impairment, project opening costs, acquisition/strategic transaction costs, loss (gain) on modification, early retirement or extinguishment of debt and equity in (income) loss of unconsolidated affiliate, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with U.S. GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

        The following table summarizes our net revenues and Adjusted EBITDA for our operating segments for the years ended December 31, 2014, 2013 and 2012, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP (unaudited, in thousands):

	Year Ended December 31,
	2014	2013	2012
	(unaudited) (dollars in thousands)
Net Revenues:
Eldorado Reno(1)	$103,695	$106,691	$106,090
Eldorado Shreveport	133,960	140,495	148,650

Resorts Total Net Revenues	237,655	247,186	254,740
MTR Gaming Group, Inc.	476,045	497,791	486,989

Total Net Revenues	$713,700	$744,977	$741,729

Adjusted EBITDA:
Eldorado Reno	$8,000	$10,006	$9,605
Eldorado Shreveport(1)	24,142	29,651	33,037
Eldorado Corporate(2)	(1,609)	—	—

Eldorado Total Adjusted EBITDA	30,533	39,657	42,642
MTR Gaming Group, Inc.(3)	87,449	98,658	96,233

Combined Adjusted EBITDA(4)	$117,982	$138,315	$138,875

Eldorado Reno:
Net (loss) income attributable to the Company(1)	$(8,655)	$8,971	$(13,665)
Interest expense, net of interest income	4,772	4,865	5,101
Provision for income taxes	1,054	—	—
Depreciation and amortization	7,951	8,318	9,215
Equity in (income) losses of unconsolidated affiliates	(2,705)	(3,355)	8,952
Loss (gain) on sale or disposal of property	—	14	(4)
Gain on extinguishment of debt of unconsolidated affiliate	(715)	(11,980)	—
Acquisition charges	6,298	3,173	—
Loss on early retirement of debt, net	—	—	22

Adjusted Eldorado Reno EBITDA	$8,000	$10,006	$9,605

Eldorado Shreveport:
Net income(1)	$5,001	$9,926	$12,690
Interest expense, net of interest income	10,654	10,800	10,954
Provision for income taxes	—	—	—
Depreciation and amortization	8,403	8,713	8,436
Loss on sale or disposal of property	84	212	202
Loss on property donation	—	—	755

Adjusted Eldorado Shreveport EBITDA	$24,142	$29,651	$33,037

	Year Ended December 31,
	2014	2013	2012
	(unaudited) (dollars in thousands)
Eldorado Corporate:
Net loss	$(1,659)	$—	$—
Acquisition charges	50	—	—

Adjusted Eldorado Corporate EBITDA	$(1,609)	$—	$—

MTR Gaming Group, Inc.(3):
Net loss	$(25,292)	$(9,131)	$(5,724)
Interest expense, net of interest income	65,140	69,539	67,825
Provision for income taxes	3,949	3,467	3,577
Depreciation and amortization	34,520	30,458	27,511
Other regulatory gaming assessments	175	(78)	391
Project opening costs	—	—	2,705
Loss on extinguishment of debt	90	—	—
Loss on sale or disposal of property	184	38	(52)
Strategic transaction costs	8,683	4,365	—

Adjusted MTR Gaming Group, Inc. EBITDA	$87,449	$98,658	$96,233

(1)
Excludes intercompany management fees revenues earned by Eldorado Reno and expensed by Eldorado Shreveport amounting to $2.3 million in for the year ended December 31, 2014 and $3.0 million for the years ended December 31, 2013 and 2012, respectively.

(2)
Amount comprises corporate expenses incurred subsequent to the Merger Date net of a $1.5 million allocated reimbursement paid by MTR Gaming in December 2014.

(3)
Information for MTR Gaming Group, Inc. for periods prior to the Merger are based on MTR Gaming's Annual Reports on Form 10-K for the years ended December 31, 2014, 2013 and 2012 as filed with the SEC.

(4)
The combined basis reflects operations of MTR Gaming for periods prior to the Merger combined with the operations of Resorts. Such presentation does not conform with U.S. GAAP or the SEC's rules for pro forma presentation; however, we have included the combined information because we believe it provides a meaningful comparison for the periods presented.

Liquidity and Capital Resources

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations and proceeds from the issuance of debt securities.

        We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties and servicing our outstanding indebtedness. In 2015, we plan to spend approximately $29.2 million, net of reimbursements from West Virginia on qualified capital expenditures and approximately $79.0 million to pay interest on the Resorts Senior Secured Notes and MTR Second Lien Notes. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the foreseeable future; however, we cannot provide assurance that operating cash flows will be sufficient to do so and we cannot be sure that we will be able to refinance our outstanding debt prior to its maturity in 2019 on terms that we find acceptable, or at all.

        At December 31, 2014, we had consolidated cash and cash equivalents of $87.6 million, $60.7 million of which was held by MTR Gaming and $27.0 million of which was held by Resorts.

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

        Operating Cash Flow.    For the year ended December 31, 2014, we generated cash flows from operating activities of $33.9 million as compared to $23.6 million in the prior year. The increase in operating cash was primarily due to various changes in balance sheet accounts in conjunction with the Merger along with changes in the balance sheet accounts in the normal course of business. These changes were offset by the decline in net income, including the absence of Silver Legacy's gain on the early retirement of its debt for the year ended December 31, 2014 compared to the prior year.

        Investing Cash Flow.    Net cash flows provided in investing activities totaled $38.1 million for the year ended December 31, 2014 compared to $7.6 million used for the year ended December 31, 2013. Net cash flows provided in investing activities for 2014 primarily consisted of $53.1 million representing acquired cash, including restricted cash, associated with the Merger. This increase was partially offset by $10.6 million in capital expenditures for various renovation projects and equipment purchases.

        Financing Cash Flow.    Net cash flows used in financing activities for the year ended December 31, 2014 totaled $14.2 million compared to $11.5 million during the year ended December 31, 2013. Net repayments on our Resorts Secured Credit Facility (see below) amounted to $2.5 million compared to $5.0 million of debt payments during the year ended December 31, 2013. Other financing activity expenditures included distributions to our members totaling $0.6 million compared to $6.1 million during the prior year. During the year ended December 31, 2014, an increase in restricted cash of $3.2 million due to a decrease in funds related to horsemen's fines and simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs was offset by a decrease in restricted cash related to the return of $2.5 million of the $5.0 million cash collateral that Resorts previously provided as credit support for Silver Legacy's obligations under its credit agreement.

        The repurchase of MTR Gaming common stock totaled $5.0 million and represented the amount paid in cash by HoldCo upon closing of the Merger. An additional $30.0 million of MTR Gaming common stock was purchased by MTR Gaming upon closing of the Merger and was reflected as a reduction of the net cash acquired under investing activities. Also during the year ended December 31, 2014, MTR Gaming used $11.0 million to repurchase $10.0 million in aggregate principal amount of MTR Senior Lien Notes at a price of $110.25 per $100 in principal amount of the purchased notes.

Capital Expenditures

        During the year ended December 31, 2014, additions to property and equipment, primarily slot machines, and other capital projects aggregated $10.6 million, which included $3.5 million at Eldorado Reno, $3.3 million at Eldorado Shreveport and $3.8 million at the MTR Gaming properties.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission in an amount equal to $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. For the period from the Merger Date to December 31, 2014, Mountaineer was reimbursed $1.4 million on qualified capital expenditures. As of December 31, 2014, Mountaineer remains eligible for approximately $5.8 million under annual modernization fund grants that expire in varying dates through June 30, 2016. We can make no assurances we will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration.

        We anticipate spending up to a total of approximately $32.7 million, or $29.2 after anticipated reimbursements from West Virginia on qualified capital expenditures of $3.5 million, on capital expenditures during 2015. Gross expenditures for 2015 are expected to include $12.1 million for facility improvements, information technology upgrades and related equipment; $7.7 million for development at Scioto Downs, including a new Brew Brothers branded restaurant and bar; $1.6 million for a hotel room remodel project at Eldorado Reno; $5.5 million for slot machines; $2.3 million on the racing related capital expenditures; and $3.5 million for other equipment and capital expenditures.

Silver Legacy Joint Venture Loan

        Under the Plan of Reorganization, each of Eldorado Limited Liability Company ("ELLC") and Galleon retained its 50% interest in the Silver Legacy, but was required to advance $7.5 million to the Silver Legacy pursuant to a subordinated loan and provide credit support by depositing $5.0 million of cash into bank accounts that are subject to a security interest in favor of the lender under the Silver Legacy credit agreement. The $7.5 million note receivable from ELLC to the Silver Legacy was issued on November 16, 2012 with a stated interest rate of 5% per annum and a maturity date of May 16, 2018. Payment of any interest or principal under the loan is subordinate to the senior indebtedness of the Silver Legacy. Accrued interest under the loan will be added to the principal amount of the loan and may not be paid unless principal of the loan may be paid in compliance with the terms of the senior indebtedness outstanding or at maturity. In December 2014, Silver Legacy deposited $5.0 million of cash into a cash collateral account securing its obligations under its credit agreement, which reduced the credit support obligation of each of ELLC and Galleon to $2.5 million each and resulted in the return of $2.5 million of the $5.0 million of cash collateral that Resorts previously provided as credit support for Silver Legacy's obligations under its credit agreement.

Debt Obligations

Resorts' Debt Obligations

        On June 1, 2011, Resorts issued $180 million of 8.625% Resorts Senior Secured Notes due June 15, 2019 (the "Resorts Senior Secured Notes"). Interest on the Resorts Senior Secured Notes is payable semiannually each June 15th and December 15th to holders of record on the preceding June 1st or December 1st, respectively.

        The indenture relating to the Resorts Senior Secured Notes contains various restrictive covenants including, restricted payments and investments, additional liens, transactions with affiliates, covenants imposing limitations on additional debt, dispositions of property, mergers and similar transactions. As of December 31, 2014, we were in compliance with all of the covenants under the indenture relating to the Resorts Senior Secured Notes.

        The Resorts Senior Secured Notes are unconditionally guaranteed, jointly and severally, by all of Resorts' current and future domestic restricted subsidiaries other than Eldorado Capital Corp., an entity that was formed for the exclusive purpose of acting as co-issuer of debt issued by Resorts

(collectively, the "Guarantors"). The Silver Legacy Joint Venture is not a subsidiary and did not guarantee the Resorts Senior Secured Notes. The Resorts Senior Secured Notes are secured by a first priority security interest on substantially all of Resorts' current and future assets (other than certain excluded assets, including gaming licenses and Resorts' interest in the Silver Legacy Joint Venture). In addition, all of the membership interests in Resorts and equity interests in the Guarantors are subject to a pledge for the benefit of the holders of the Resorts Senior Secured Notes.

        The Company may redeem some or all of the Resorts Senior Secured Notes prior to June 15, 2015 at a redemption price of 100% of the principal amount thereof plus a "make whole premium" together with accrued and unpaid interest thereon. On or after June 15, 2015, Resorts may redeem the Resorts Senior Secured Notes at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest thereon:

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

        The MTR Second Lien Notes and the guarantees are senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by MTR Gaming's current and future domestic restricted subsidiaries, other than MTR Gaming's immaterial subsidiaries. The MTR Second Lien Notes are secured by a second priority lien on substantially all of the assets of MTR Gaming and the guarantors, other than excluded property, as defined in the Senior Secured Second Lien Indenture. The MTR Second Lien Notes and the guarantees are effectively junior to any of MTR Gaming's and the guarantors' existing and future debt that is secured by senior or prior liens on the collateral to the extent of the value of the collateral securing such obligations.

        The indenture governing the MTR Second Lien Notes contains a number of customary covenants, including limitations on restricted payments and investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. In addition, if the consolidated total debt ratio of MTR Gaming is equal to or greater than 4.0 to 1.0 and such offer is permitted pursuant to the terms of MTR Gaming's credit facilities, MTR Gaming is required to repay debt under its credit facility or make an offer to purchase MTR Second Lien Notes with the excess cash flow amounts (as such term is defined in the indenture governing the MTR Second Lien Notes). As of December 31, 2014, MTR Gaming was in compliance with the covenants under the indenture relating to the MTR Second Lien Notes.

        MTR Gaming may redeem some or all of the MTR Second Lien Notes prior to August 1, 2015 at a redemption price of 100% of the principal amount thereof plus a "make whole premium" together with accrued and unpaid interest thereon. On or after August 1, 2015, MTR Gaming may redeem the

MTR Second Lien Notes at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest thereon:

Year beginning June 15,	Percentage
2015	106.00%
2016	103.00%
2017 and thereafter	100.00%

        In October 2014, MTR Gaming repurchased $10 million in aggregate principal amount of its 11.25% MTR Second Lien Notes, at a price of $110.25 per $100 in principal amount of the purchased notes. The repurchase resulted in a $1.2 million annual savings in interest expense. After giving effect to the repurchase of the bonds in October 2014, the annual interest expense on the MTR Second Lien Notes approximates $64.5 million. Additionally, annual amortization of the premium on the MTR Second Lien Notes is approximately $10.9 million.

        Credit Facility.    On August 1, 2011, MTR Gaming entered into a senior secured revolving credit facility (the "MTR Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. On December 5, 2014, MTR Gaming terminated the MTR Credit Facility. There were no borrowings outstanding under the Credit Facility at the time of its termination. MTR Gaming terminated the Credit Facility because it determined that it had sufficient capital resources to meet its expected liquidity needs without incurring borrowings under the Credit Facility. MTR Gaming did not incur any fees or penalties in connection with the termination of the Credit Facility.

Contractual Commitments

        The following table summarizes our estimated contractual payment obligations as of December 31, 2014 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Contractual cash obligations:
Long-term debt obligations(1)	$728.7	$—	$—	$—	$728.7
Interest on indebtedness	360.7	79.0	157.9	123.8	—
Operating leases(2)	30.3	2.3	2.6	1.9	23.5
Gaming tax and license fees(3)	63.3	12.5	25.3	25.5	See note(3)
Purchase and other contractual obligations	0.8	0.7	0.1	—	—
Minimum purse obligations(4)	20.0	20.0	—	—	—
Contingent earn-out payments(5)	0.9	0.1	0.2	0.2	0.4
Regulatory gaming assessments(6)	4.5	0.4	1.0	1.2	1.9

Total	$1,209.2	$115.0	$187.1	$152.6	$754.5

(1)
These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 9 to our consolidated financial statements for additional information about our debt and related matters.

(2)
Our operating lease obligations are described in Note 15 to our consolidated financial statements.

(3)
Includes an annual table gaming license fee of $2.5 million for Mountaineer which is due on July 1st of each year as long as Mountaineer operates table games. Includes our obligation for gaming taxes at Presque Isle Downs, which is set at a minimum of $10.0 million per year, as required by the Pennsylvania Gaming Control Board. Also includes our obligation at Presque Isle Downs, as the holder of a Category 1 license, to create a fund to be used for the improvement and maintenance of the backside area of the racetrack with an amount of not less than $250,000 or more than $1 million annually for a five-year period beginning in 2017.

(4)
Pursuant to an agreement with the Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer is required to utilize its best efforts to conduct racing for a minimum of 210 days and pay average daily minimum purses established by Mountaineer prior to the first live racing date each year ($95,000 for 2015) for the term of the agreement which expires on December 31, 2015.

(5)
In connection with the 2003 purchase of Scioto Downs, certain shareholders of Scioto Downs elected the option to receive cash and contingent earn-out payments ("CEP Rights") in lieu of all cash for their outstanding shares of Scioto Downs' common stock. The triggering event occurred when Scioto Downs received its permanent VLT license in May 2012 and commenced gaming operations. As a result, we recorded a liability for the estimated ten year payout to the stockholders who elected to receive the CEP Rights. The future obligation was calculated based on Scioto Downs' projected EBITDA for the ten calendar years beginning January 1, 2013.

(6)
These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 15 to our consolidated financial statements for additional information regarding our regulatory gaming assessments.

        The table above excludes certain commitments as of December 31, 2014, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon.

        The repayment of our long-term debt, which consists of indebtedness evidenced by the Resorts Senior Secured Notes and the MTR Second Lien Notes, is subject to acceleration upon the occurrence of an event of default under the indentures governing these obligations.

        We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.

        The Company does not currently have any off-balance sheet arrangements.

Inflation

        We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows since inception.

Other Liquidity Matters

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will be approximately $2.2 million.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at December 31, 2014 is $5.0 million. The Company paid approximately $0.4 million during the year ended December 31, 2014.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 15 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included elsewhere in this report.

Critical Accounting Policies

        Our significant accounting policies are included in Note 2 to our consolidated financial statements, which is included elsewhere in this report. These policies, along with the underlying assumptions and judgments made by our management in their application, have a significant impact on our consolidated financial statements. These judgments are subject to an inherent degree of uncertainty and actual results could differ from our estimates.

Business Combinations

        The Company applied the provisions of Accounting Standards Codification ("ASC") Topic 805, "Business Combinations", in the accounting for the Merger. It required us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date was measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we used our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates were inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the final determination of the values of assets acquired or liabilities assumed any subsequent adjustments will be recorded in our consolidated statements of operations.

        Accounting for business combinations required our management to make significant estimates and assumptions, including our estimate of intangible assets, such as gaming licenses, trade names and customer loyalty programs. Although we believe the assumptions and estimates made have been reasonable and appropriate, they are inherently uncertain. For our gaming license valuation, our properties estimated future cash flows were the primary assumption in the respective intangible valuations. Cash flow estimates included assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits and growth percentages. The growth percentages were developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. The most significant of the assumptions used in the valuations included: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditure assumptions. These assumptions were developed for each of our properties based on historical trends in the current competitive markets in which they operate, and projections of future performance and competition. The primary assumptions with respect to our trade names and customer loyalty program intangibles primary assumptions were selecting the appropriate royalty rates and cost estimates for replacement cost analyses

        In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company will reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance's or contingency's estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have material impact on our results of operations and financial position.

Accounting for Unconsolidated Affiliates

        The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned and do not meet the consolidation criteria of ASC 810, "Consolidation" are accounted for under the equity method. All intercompany balances and transactions have been eliminated in consolidation. Certain amendments of ASC 810 became effective for us beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity ("VIE"). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The Company believes the adoption of these amendments did not have a material effect on our consolidated financial statements.

        The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary, then a write-down would be recorded to the estimated fair value. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rate. There were no impairments of the Company's equity method investments in 2014, 2013 or 2012.

Revenue Recognition

        Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons, and is recognized at the time wagers are made net of winning payouts to patrons. Base and progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing, and importing of simulcast signals from other race tracks. Pari-mutuel commissions are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions, and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. We recognize revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks. Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay. Other revenues are recorded at the time services are rendered or merchandise sold. We offer certain promotional allowances to our customers, including complimentary lodging, food and beverage, and promotional credits for free play on slot machines. The retail value of these promotional items is shown as a reduction in total revenues on our consolidated statements of operations.

Income Taxes

        The Company and its subsidiaries file US federal income tax returns and various state and local income tax returns. The Company does not have tax sharing agreements with the other members within the consolidated ERI group. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2011.

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

        The difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on the Company's deferred tax assets as discussed below. As a result of the Company's net operating losses and net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as "Naked Credits"), the Company expects to continue to provide for a full valuation allowance against substantially all of the net federal and the net state deferred tax assets.

        For income tax purposes the Company amortizes or depreciates certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring the Company's need for a valuation allowance against the net deferred tax assets. Therefore, the Company expects to record non-cash deferred tax expense as the Company amortizes these assets for tax purposes.

        Prior to the Merger Date, HoldCo was taxed as a partnership under the Internal Revenue Code pursuant to which income taxes were primarily the responsibility of the partners. ERI is a C Corporation subject to the federal and state corporate-level income taxes at prevailing corporate tax rates. While taxed as a partnership, HoldCo was not subject to federal income tax liability. Because holders of membership interests in HoldCo were required to include their respective shares of HoldCo's taxable income (including that of Resorts) in their individual income tax returns, distributions were made to their respective member(s) to cover such tax liabilities. Such distributions were subject to limitation in accordance with the provisions of their respective operating agreements. Eldorado Shreveport #2, LLC has elected as a single member limited liability company to be taxed as a C Corporation. Current and deferred income taxes associated with Eldorado Shreveport #2, LLC were not material.

        Under the applicable accounting standards, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standards also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions. We have recorded no liability associated with uncertain tax positions at December 31, 2014 and 2013.

Property and Equipment and Other Long-Lived Assets

        Property and equipment is recorded at cost, except for MTR which was adjusted for fair value under ASC 805, and is depreciated over its estimated useful life or lease term. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates.

        Property, equipment and other long-lived assets are assessed for impairment in accordance with ASC 360—Property, Plant, and Equipment. The Company evaluates its long-lived assets periodically for impairment issues or, more frequently, whenever events or circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined by comparing the net carrying value to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets. The amount of impairment loss, if any, is measured by the difference between the net carrying value and the estimated fair value of the asset which is typically measured using a discounted cash flow model (Level 3 of the fair value hierarchy). For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. Based on the results of our periodic reviews we have not recorded any impairment losses during the years ended December 31, 2014, 2013 and 2012.

        For undeveloped properties, including non-operating real properties, when indicators of impairment are present, properties are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset's carrying amount. The amount of the impairment loss is calculated as the excess of the asset's carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. The fair value measurements employed for our impairment evaluations, which are subject to the assumptions and factors as previously discussed, were generally based on a review of comparable activities in the marketplace, which falls within Level 3 of the fair value hierarchy.

Goodwill and Other Indefinite-lived Intangible Assets

        Goodwill represents the excess of the purchase price paid over the fair value of the net assets of the acquired business. Intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition. Goodwill and other indefinite-lived intangible assets are reviewed for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired.

        Goodwill is tested by comparing the carrying value of the reporting unit to its fair value. The Company estimates the fair value of the reporting unit utilizing income and market approaches. The income approach is based on projected future cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The market approach is based on the Company's market capitalization at the testing date. The aggregate carrying value of the Company's goodwill approximated $66.8 million as of December 31, 2014. The Company did not have goodwill prior to the Merger Date.

        Other indefinite-lived intangible assets are evaluated for impairment by comparing the fair value of the asset to its carrying value. Any excess of carrying value over the fair value is recognized as an impairment within the consolidated statement of operations in the period of review. Our indefinite-lived intangible assets consist of racing and gaming licenses, trade names and customer loyalty programs.

        The gaming and racing licenses of each property were valued in aggregate for each respective property, as these licenses are considered to be the most significant asset of the properties and the gaming licenses could not be obtained without holding the racing licenses. Therefore, market participant would consider the licenses in aggregate. The fair value of the licenses is calculated using an excess earnings methodology, which is an income approach methodology that allocates the projected cash flows of the property to the gaming license intangible assets less charges for the use of the other identifiable assets of the property, including working capital, fixed assets, and other intangible assets. We believe this methodology is appropriate as the gaming licenses are the primary asset to the properties, the licenses are linked to each respective facility and it's the lowest level at which discrete cash flows can be directly attributable to the assets. Under the gaming legislation applicable to our properties, licenses are property specific and can only be acquired if a buyer acquires the existing facility. Because existing licenses may not be acquired and transferred for use at a different facility, the estimated future cash flows of each of our properties was the primary assumption in the valuation of such property. The aggregate carrying value of the Company's gaming license intangibles approximated $482.0 million as of December 31, 2014.

        Assessing the indefinite-lived intangible assets for impairment is a process that requires significant judgment and involves detailed quantitative and qualitative business-specific analysis and many individual assumptions which fluctuate between assessments. Our properties' estimated future cash flows are a primary assumption in the respective impairment analyses. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge, which could be material. Cash flow estimates include assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits, growth percentages which are developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. These estimates could also be negatively impacted by changes in federal, state, or local regulations, economic downturns or developments and other market conditions affecting travel and access to the properties. The most significant of the assumptions used in our valuations include: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditure assumptions. These assumptions were developed for each property based on historical trends, the current competitive markets in which they operate, and projections of future performance and competition.

        The Company values trade names using the relief-from-royalty method. Royalty rates range from 0.5% - 1.0%. The customer loyalty program was valued using a combination of a replacement cost and lost profits analysis. Trade names are amortized on a straight-line basis over a 3.5 year useful life and the customer loyalty program is being amortized on a straight-line basis over a one year useful life. The aggregate carrying value of trade names and customer loyalty program intangibles as of December 31, 2014 was approximately $6.7 million and $4.8 million, respectively.

        We believe we have used reasonable estimates and assumptions to calculate the fair value of our other indefinite-lived intangible assets; however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair value of our licensing intangibles below the carrying value reflected on the consolidated balance sheet, we may be required to conduct an interim test or possibly recognize impairment charges, which may be material, in future periods.

        No impairment charges were recorded for our other indefinite-lived intangible assets in any of the years presented.

Reserve for Uncollectible Accounts Receivable

        We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Self-Insurance Reserves

        Eldorado Reno and Eldorado Shreveport are self-insured for their group health programs and Eldorado Reno is self-insured for its workmen's compensation program. We utilize historical claims information provided by our third party administrators to make estimates for known pending claims as well as claims that have been incurred, but not reported as of the balance sheet date. In order to mitigate our potential exposure, we have an individual claim stop loss policy on our group health claims and a specific claim stop loss policy on our workmen's compensation claims. If we become aware of significant claims or material changes affecting our estimates, we would increase our reserves in the period in which we made such a determination and record the additional expense. At December 31, 2014 and 2013, $1.3 million was accrued for insurance and workmen's compensation medical claims reserves and is included in accrued and other liabilities on our consolidated balance sheets.

Frequent Players Program

        We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption on earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the frequent players program was $2.4 million and $2.0 million at December 31, 2014 and 2013, respectively, and is included as a component of other accrued liabilities in our accompanying consolidated balance sheets.

Litigation, Claims and Assessments

        We utilize estimates for litigation, claims and assessments. These estimates are based on our knowledge and experience regarding current and past events, as well as assumptions about future events. If our assessment of such a matter should change, we may have to change the estimates, which may have an adverse effect on our financial position, results of operations or cash flows. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The standard requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods and services. Qualitative and quantitative disclosures are also required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 supersedes and replaces nearly all existing revenue recognition guidance under US GAAP. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and related disclosures.

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

        In January 2015, the FASB issued ASU No. 2015-1, "Income Statement—Extraordinary and Unusual Items" (Subtopic 225-20) which eliminates the concept of accounting of Extraordinary Items, previously defined as items that are both unusual and infrequent, which were reported as a separate item on the income statement, net of tax, after income from continuing operations. The elimination of this concept is intended to simplify accounting for unusual items and more closely align with international accounting practices. This amendment is effective for annual periods ending after December 15, 2015 and for subsequent interim and annual periods thereafter. Early adoption is permitted. The Company believes that the effects, if any, of the adoption of this guidance will not have a material impact on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements, of which there are none outstanding at December 31, 2014.

        The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the year ended December 31, 2014.

Item 8.    Financial Statements and Supplementary Data.

        Our consolidated financial statements and notes to consolidated financial statements, including the report of Ernst & Young LLP thereon, are included at pages 74 through 121 of this Annual Report on Form 10-K.

        The Company has determined for the year ended December 31, 2013, the Silver Legacy Joint Venture met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which the Company, pursuant to Rule 3-09 of Regulation S-X, attached separate financial statements to this Annual Report on Form 10-K as Exhibit 99.2.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

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

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for Eldorado Resorts, Inc. and subsidiaries.

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K Annual Report (the "Evaluation Date"). They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

        Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which report follows below.

Changes in Internal Controls

        During the quarter ended December 31, 2014, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Eldorado Resorts, Inc.

        We have audited Eldorado Resorts, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework, the COSO criteria). Eldorado Resorts, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report of management. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Eldorado Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eldorado Resorts, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 16, 2015

Item 9B.    Other Information.

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (our "2015 Proxy Statement") to be filed with the Securities and Exchange Commission no later than April 30, 2015, pursuant to Regulation 14A under the Securities Act.

        We have adopted a code of ethics and business conduct applicable to all directors and employees, including the chief executive officer, chief financial officer and principal accounting officer. The code of ethics and business conduct is posted on our website, http://www.eldoradoresorts.com (accessible through the "Corporate Governance" caption of the Investor Relations page) and a printed copy will be delivered on request by writing to the corporate secretary at Eldorado Resorts, Inc., c/o corporate secretary, 100 West Liberty Street, Suite 1150, Reno, NV 89501. We intend to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics and business conduct by posting such information on our website.

Item 11.    Executive Compensation.

        The information required by this Item is hereby incorporated by reference to our 2015 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2015, pursuant to Regulation 14A under the Securities Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item is hereby incorporated by reference to our 2015 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2015, pursuant to Regulation 14A under the Securities Act.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item is hereby incorporated by reference to our 2015 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2015, pursuant to Regulation 14A under the Securities Act.

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item is hereby incorporated by reference to our 2015 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2015, pursuant to Regulation 14A under the Securities Act.

PART IV

Item 15.    Financial Statement Schedules.

(a)(i) Financial Statements
Included in Part II of this Annual Report on 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
(a)(ii) Financial Statement Schedule
Years Ended December 31, 2014, 2013 and 2012
Valuation and Qualifying Accounts
(a)(iii) Exhibits

EXHIBIT NO.	ITEM TITLE
2.1	Agreement and Plan of Merger, dated as of September 9, 2013, by and between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, Eldorado HoldCo LLC, and Thomas Reeg, Robert Jones, and Gary Carano, as the Member Representative (the schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8-K filed on September 11, 2013).
2.2
Amendment No. 1 to Agreement and Plan of Merger, dated November 18, 2013, by and between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, and Eldorado HoldCo LLC (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8-K filed on November 19, 2013).
2.3
Amendment No. 2 to Agreement and Plan of Merger, dated February 13, 2014, by and between MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, and Eldorado HoldCo LLC (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8-K filed on February 13, 2014).

EXHIBIT NO.		ITEM TITLE
2.4		Amendment No. 3 to Agreement and Plan of Merger, dated May 13, 2014, by and among MTR Gaming Group, Inc., Eclair Holdings Company, Ridgeline Acquisition Corp., Eclair Acquisition Company, LLC, and Eldorado Holdco LLC (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8-K filed on May 13, 2014).
3.1		Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 19, 2014).
3.2		Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on September 19, 2014).
4.1		Specimen Stock Certificate of the Company (incorporated by reference to our Form S-4/A filed on April 21, 2014).
10.1
Indenture dated as of August 1, 2011, by and between MTR Gaming Group, Inc., certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust, National Association, including the Form of Note (incorporated by reference to the current report of MTR Gaming Group, Inc. on Form 8-K filed on August 3, 2011).
10.2
First Supplemental Indenture, dated September 17, 2014 by and among MTR Gaming Group, Inc., certain of its wholly-owned subsidiaries (as guarantors) and Wilmington Trust, National Association (filed herewith).
10.3
Indenture dated as of June 1, 2011, by and among Eldorado Resorts LLC and Eldorado Capital Corp., as issuers, and U.S. Bank National Association, as Trustee, and Capital One, N.A., as Collateral Trustee, and Form of Note (filed herewith).
10.4
Agreement dated November 1, 2008 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [Schedules omitted] (incorporated by reference to the Annual Report of MTR Gaming Group, Inc. on Form 10-K filed on March 16, 2009).
10.5
Agreement dated December 31, 2009 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen's Benevolent and Protective Association, Inc. (incorporated by reference to the Annual Report of MTR Gaming Group, Inc. on Form 10-K filed on March 16, 2010).
10.6
Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen's Benevolent and Protective Association Inc. (incorporated by reference to the Annual Report of MTR Gaming Group, Inc. on Form 10-K filed on April 2, 2007).
10.7	*	Executive Employment Agreement, dated as of September 29, 2014, by and between the Company and Gary Carano (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2014).
10.8	*	Executive Employment Agreement, dated as of September 29, 2014, by and between the Company and Thomas Reeg (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2014).
10.9	*	Executive Employment Agreement, dated as of September 29, 2014, by and between the Company and Robert Jones (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2014).

EXHIBIT NO.		ITEM TITLE
10.10	*	Executive Employment Agreement, dated as of September 29, 2014, by and between the Company and Joseph L. Billhimer, Jr. (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2014).
10.11	*	Executive Employment Agreement, dated as of September 29, 2014, by and between the Company and Anthony Carano (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2014).
10.12	*	2010 Long-Term Incentive Plan (incorporated by reference to the Quarterly Report of MTR Gaming Group, Inc. on Form 10-Q filed on August 9, 2010).
10.13	*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2010 Long-Term Incentive Plan) (incorporated by reference to the Quarterly Report of MTR Gaming Group, Inc. on Form 10-Q filed on August 9, 2010).
10.14	*	Form of Nonqualified Stock Option Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8-K filed on February 3, 2011).
10.15	*	Form of Restricted Stock Unit Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8-K filed on February 3, 2011).
10.16	*	Form of Cash-Based Performance Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8-K filed on February 3, 2011).
10.17		Ground Lease dated as of May 19, 1999 between City of Shreveport, as landlord, and Eldorado Casino Shreveport Joint Venture (formerly known as QNOV) as tenant (filed herewith).
10.18
First Amendment to Lease Agreement made and entered into as of August 13, 2012, by and between City of Shreveport, as landlord, and Eldorado Casino Shreveport Joint Venture (formerly known as QNOV) as tenant (filed herewith).
10.19		Lease between C, S & Y Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (filed herewith).
10.20		Addendum, dated as of March 20, 1973, to lease between C, S & Y Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (filed herewith).
10.21		Amendment, dated as of January 1, 1978, to lease between C. S. & Y. Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (filed herewith).
10.22		Amendment, dated as of January 31, 1985, to lease between C. S. & Y. Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (filed herewith).
10.23		Amendment, dated as of December 24, 1987, to lease between C. S. & Y. Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (filed herewith).
10.24		Reimbursement and Indemnification Agreement and Lease Amendment, entered into as of March 24, 1994, by and between Eldorado Hotel Associates Limited Partnership, and CS&Y Associates (filed herewith).

EXHIBIT NO.	ITEM TITLE
10.25	Fourth Amendment, dated as of June 1, 2011, by and between Eldorado Resorts LLC and CS&Y Associates, to Reimbursement and Indemnification Agreement and Lease Amendment, entered into as of March 24, 1994, by and between Eldorado Hotel Associates Limited Partnership, and CS&Y Associates (filed herewith).
10.26	Operating Agreement of Circus and Eldorado Joint Venture, LLC, dated as of July 1, 2013 (filed herewith).
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our Current Report on Form 8-K filed on September 9, 2014).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Gary L. Carano pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Robert M. Jones pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Robert M. Jones in accordance with 18 U.S.C. Section 1350 (filed herewith).
99.1	Description of Governmental Regulations and Licensing (filed herewith).
99.2	Audited consolidated financial statements of Circus and Eldorado Joint Venture, LLC, as of and for the years ended December 31, 2013 and 2012 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

*
Management contracts or compensatory plans or arrangements.

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO RESORTS, INC.
	By:	/s/ GARY L. CARANO Gary L. Carano Chief Executive Officer
Dated: March 16, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY L. CARANO Gary L. Carano	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2015
/s/ ROBERT M. JONES Robert M. Jones	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015
/s/ FRANK J. FAHRENKOPF JR. Frank J. Fahrenkopf Jr.	Director	March 16, 2015
/s/ JAMES B. HAWKINS James B. Hawkins	Director	March 16, 2015
/s/ MICHAEL E. PEGRAM Michael E. Pegram	Director	March 16, 2015
/s/ THOMAS R. REEG Thomas R. Reeg	Director	March 16, 2015
/s/ DAVID P. TOMICK David P. Tomick	Director	March 16, 2015
/s/ ROGER P. WAGNER Roger P. Wagner	Director	March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Eldorado Resorts, Inc.

        We have audited the accompanying consolidated balance sheets of Eldorado Resorts, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eldorado Resorts, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eldorado Resorts, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 16, 2015

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,604	$29,813
Restricted cash	5,734	305
Accounts receivable, net	7,112	3,240
Due from affiliates	362	430
Inventories	7,234	3,109
Prepaid expenses and other	9,447	2,532

Total current assets	117,493	39,429
RESTRICTED CASH	2,500	5,000
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES	14,009	18,349
PROPERTY AND EQUIPMENT, NET	456,139	180,342
GAMING LICENSES AND OTHER INTANGIBLES, NET	491,913	20,574
NON-OPERATING REAL PROPERTY	16,419	—
GOODWILL	66,826	—
OTHER ASSETS, net	10,031	6,488

Total assets	$1,175,330	$270,182

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$2,500
Current portion of capital lease obligations	32	225
Accounts payable	12,184	6,762
Interest payable	27,469	633
Income taxes payable	137	—
Accrued gaming taxes and assessments	12,998	2,447
Accrued payroll	9,441	4,568
Accrued other liabilities	26,788	7,764
Deferred income taxes	2,608	—
Due to affiliates	187	248

Total current liabilities	91,844	25,147
LONG-TERM DEBT, less current portion	778,827	168,000
CAPITAL LEASE OBLIGATIONS, less current portion	3	35
DEFERRED INCOME TAXES	144,439	—
OTHER LIABILITIES	8,595	1,425

Total liabilities	1,023,708	194,607

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Common stock, 100,000,000 shares authorized, 46,426,714 issued and outstanding, par value $0.00001	—	—
Paid-in capital	165,857	73,803
Accumulated deficit	(14,425)	—
Accumulated other comprehensive income	87	1,772

Stockholders' equity before non-controlling interest	151,519	75,575
Non-controlling interest	103	—

Total stockholders' equity	151,622	75,575

Total liabilities and stockholders' equity	$1,175,330	$270,182

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Year Ended December 31,
	2014	2013	2012
REVENUES:
Casino	$298,848	$192,379	$200,292
Pari-mutuel commissions	1,986	—	—
Food and beverage	68,233	60,556	59,317
Hotel	28,007	26,934	26,203
Other	13,198	10,384	10,458

	410,272	290,253	296,270
Less—promotional allowances	(48,449)	(43,067)	(41,530)

Net operating revenues	361,823	247,186	254,740

EXPENSES:
Casino	167,792	101,913	104,044
Pari-mutuel commissions	2,411	—	—
Food and beverage	37,411	28,982	29,095
Hotel	8,536	7,891	8,020
Other	9,348	7,290	7,279
Marketing and promotions	21,982	17,740	18,724
General and administrative	63,355	43,713	44,936
Depreciation and amortization	28,643	17,031	17,651

Total operating expenses	339,478	224,560	229,749
LOSS ON SALE OR DISPOSAL OF PROPERTY	(84)	(226)	(198)
ACQUISITION CHARGES	(7,411)	(3,173)	—
EQUITY IN INCOME (LOSSES) OF UNCONSOLIDATED AFFILIATES	2,705	3,355	(8,952)

OPERATING INCOME	17,555	22,582	15,841

OTHER INCOME (EXPENSE):
Interest income	18	16	14
Interest expense	(30,752)	(15,681)	(16,069)
Gain on extinguishment of debt of unconsolidated affiliate	—	11,980	—
Gain on termination of supplemental executive retirement plan assets of unconsolidated affiliates	715	—	—
Loss on property donation	—	—	(755)
Loss on early retirement of debt, net	(90)	—	(22)

Total other expense	(30,109)	(3,685)	(16,832)

NET (LOSS) INCOME BEFORE INCOME TAXES	(12,554)	18,897	(991)
PROVISION FOR INCOME TAXES	(1,768)	—	—

NET (LOSS) INCOME	(14,322)	18,897	(991)
NON-CONTROLLING INTEREST	(103)	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO ERI, INC.	$(14,425)	$18,897	$(991)

Net (Loss) Income per share of Common Stock:
Basic and Diluted	$(0.48)	$0.81	$(0.04)

Weighted Average Number of Shares Outstanding
Basic and Diluted	29,901,405	23,311,492	23,311,492

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(dollars in thousands)

	For the Year Ended December 31,
	2014	2013	2012
NET (LOSS) INCOME	$(14,425)	$18,897	$(991)
Other Comprehensive Income (Loss), net of tax:
Defined benefit pension plan—amortization of net gain	87	—	—
Minimum pension liability adjustment of unconsolidated affiliate	(1,772)	1,772	—

Other Comprehensive (Loss) Income	(1,685)	1,772	—

Comprehensive (Loss) Income, net of tax	$(16,110)	$20,669	$(991)

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands)

	Common Stock					Accumulated Other Comprehensive Income
			Paid-in Capital	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount					Total
Balances, January 1, 2012	23,311,492	$—	$66,023	$—	$—	$—	$66,023
Net loss	—	—	(991)	—	—	—	(991)
Cash contributions	—	—	106	—	—	—	106
Cash distributions	—	—	(4,135)	—	—	—	(4,135)

Balances, December 31, 2012	23,311,492	—	61,003	—	—	—	61,003
Net income	—	—	18,897	—	—	—	18,897
Other comprehensive income—Minimum pension liability adjustment of unconsolidated affiliate	—	—	—	—	—	1,772	1,772
Cash distributions	—	—	(6,097)	—	—	—	(6,097)

Balances, December 31, 2013	23,311,492	—	73,803	—	—	1,772	75,575
Noncash distribution of investment in Tamarack Crossing, LLC	—	—	(5,479)	—	—	—	(5,479)
Cash distributions	—	—	(575)	—	—	—	(575)
MTR Gaming shares converted upon reverse merger	23,100,140	—	98,011	—	—	—	98,011
Escrow shares returned to authorized and unissued	(25,290)	—	—	—	—	—	—
Net loss	—	—	—	(14,425)	103	—	(14,322)
Pension other comprehensive gain, net of tax of $50	—	—	—	—	—	87	87
Minimum pension liability adjustment of unconsolidated affiliate	—	—	—	—	—	(1,772)	(1,772)
Exercise of stock options	76,633	—	245	—	—	—	245
Shares withheld related to net share settlement of stock awards	(36,261)	—	(148)	—	—	—	(148)

Balances, December 31, 2014	46,426,714	$—	$165,857	$(14,425)	103	$87	$151,622

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,322)	$18,897	$(991)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,643	17,031	17,651
Amortization of debt issuance costs and (premium) discount	(2,261)	854	1,006
Equity in (income) losses of unconsolidated affiliates	(2,705)	(3,355)	8,952
Gain on termination of supplemental executive retirement plan assets of unconsolidated affiliate	(715)	—	—
Loss on property donation	—	—	755
Gain on extinguishment of debt of unconsolidated affiliate	—	(11,980)	—
Gain on early retirement of debt, net	90	—	22
Distributions from unconsolidated affiliate	509	1,626	893
Change in fair value of acquisition related contingencies	16	—	—
Loss on sale or disposal of property	84	226	198
Provision for bad debts	1,070	847	271
Provision for deferred income taxes	1,583	—	—
Change in operating assets and liabilities:
Accounts receivable	358	(454)	(213)
Inventories	(12)	(264)	284
Prepaid expenses and other	2,503	(37)	(129)
Accounts payable	1,811	400	(1,473)
Interest payable	18,063	—	(62)
Income taxes payable	137	—	—
Accrued and other liabilities and due to affiliates	(973)	(172)	1,202

Net cash provided by operating activities	33,879	23,619	28,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of payables	(10,564)	(7,413)	(9,181)
Investment in and loans to unconsolidated affiliate	—	—	(7,500)
Cash acquired in Merger, net of $35 million cash used to repurchase stock	48,110	—	—
Proceeds from sale of property and equipment	3	19	10
Decrease (increase) in restricted cash due to credit support deposit	2,500	—	(5,000)
Reimbursement of capital expenditures from West Virginia regulatory authorities	799	—	—
Increase in restricted cash	(2,273)	(83)	(62)
Increase in other assets, net	(435)	(166)	(99)

Net cash provided by (used in) investing activities	38,140	(7,643)	(21,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(13,525)	(5,000)	(6,952)
Principal payments on capital leases	(225)	(369)	(400)
Cash contributions	—	—	106
Cash distributions	(575)	(6,097)	(4,135)
Proceeds from exercise of stock options	245	—	—
Repurchase of treasury stock	(148)	—	—

Net cash used in financing activities	(14,228)	(11,466)	(11,381)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,791	4,510	(4,847)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	29,813	25,303	30,150

CASH AND CASH EQUIVALENTS, END OF YEAR	$87,604	$29,813	$25,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,848	$14,827	$15,125
Local income taxes paid	360	—	—
Noncash distribution of Tamarack investment	5,479	—	—
Payables for capital expenditures	3,890	397	418
Capital lease obligations settled through deposits	—	68	—
Equipment acquired under capital leases	—	95	—

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

1. Organization and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Eldorado Resorts, Inc. ("ERI" or the "Company"), a Nevada corporation formed in September 2013, and its consolidated subsidiaries. As explained in greater detail in Note 3, ERI was formed in September 2013 to be the parent company following the merger of wholly owned subsidiaries of the Company into Eldorado HoldCo LLC ("HoldCo"), a Nevada limited liability company formed in 2009 that is the parent company of Eldorado Resorts LLC ("Resorts"), and MTR Gaming Group, Inc. ("MTR Gaming"), a Delaware corporation incorporated in 1988 (the "Merger"). Effective upon the consummation of the Merger on September 19, 2014 (the "Merger Date"), MTR Gaming and HoldCo each became a wholly owned subsidiary of ERI and, as a result of such transactions, Resorts became an indirect wholly owned subsidiary of ERI. The Merger has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States ("US GAAP"). As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The accompanying consolidated financial statements for periods prior to the Merger Date are those of HoldCo and its subsidiaries, and for periods subsequent to the Merger Date also include MTR Gaming and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

        Resorts owns and operates the Eldorado Hotel and Casino, a premier hotel, casino and entertainment facility centrally located in downtown Reno, Nevada (the "Eldorado Reno"), which opened for business in 1973. Resorts also owns Eldorado Resort Casino Shreveport ("Eldorado Shreveport"), a 403-room all suite art deco-style hotel and a tri-level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana, which commenced operations under its previous owners in December 2000.

        Resorts also owns a 48.1% interest in the joint venture (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major themed hotel and casino situated between and seamlessly connected at the mezzanine level to the Eldorado Reno and Circus Circus-Reno, a hotel and casino owned and operated by Galleon, Inc. ("Galleon"), an indirect, wholly owned subsidiary of MGM Resorts International. Galleon owns 50% of the interests of the Silver Legacy Joint Venture. Pursuant to a Retained Interest Agreement entered into in connection with the Merger (see Note 5), Resorts has the right to acquire the remaining 1.9% interest in the Silver Legacy from Eldorado Limited Liability Company ("ELLC"), a Nevada limited liability company that was a 96% owned subsidiary of Resorts prior to the Merger, on the terms and conditions described therein.

        Resorts previously owned a 21.3% interest in Tamarack Crossing, LLC ("Tamarack"), a Nevada limited liability company that owned and operated Tamarack Junction, a casino in south Reno which commenced operations on September 4, 2001. On September 1, 2014, and as a condition to closing the Merger, Resorts distributed to HoldCo, and HoldCo subsequently distributed to its members on a pro rata basis Resorts' interest in Tamarack. No gain or loss was recognized in the accompanying consolidated financial statements as a result of such distribution because the distribution was in the amount of the book value of Tamarack and totaled $5.5 million.

        MTR Gaming operates as a hospitality and gaming company with racetrack, gaming and hotel properties in West Virginia, Pennsylvania and Ohio. MTR Gaming, through its wholly owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia ("Mountaineer"), Presque Isle Downs & Casino in Erie, Pennsylvania ("Presque Isle Downs"), and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary, RacelineBet, Inc., also operates

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

1. Organization and Basis of Presentation (Continued)

Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

2. Summary of Significant Accounting Policies

        Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of the Company as described in Note 1. All significant intercompany transactions have been eliminated in consolidation.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into the Company's unaudited condensed consolidated financial statements include estimated useful lives for depreciable and amortizable assets, estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the recoverability of long-lived assets, self-insurance reserves, players' club liabilities, contingencies and litigation, claims and assessments, and fair value measurements related to the Company's long-term debt. Actual results could differ from these estimates.

        Cash and Cash Equivalents.    Cash and cash equivalents include all unrestricted, highly liquid investments purchased with a remaining maturity of 90 days or less. Cash and cash equivalents also includes cash maintained for gaming operations.

        Restricted Cash.    Restricted cash includes unredeemed winning tickets from our racing operations, funds related to horsemen's fines and certain simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs, cash deposits that serve as collateral for letters of credit surety bonds and short-term certificates of deposit that serve as collateral for certain bonding requirements. The Company maintains renewable short-term certificates of deposit in the amount of $0.3 million.

        The Company also has a certificate of deposit which is used for security with the Nevada Department of Insurance for its self-insured workers compensation. The certificate of deposit matured on August 2, 2014 at which time it was renewed and increased in amount to $321,000 and the maturity date was extended to February 2, 2015. It was subsequently renewed and extended to August 5, 2015.

        Additionally, in connection with the Plan of Reorganization of the Silver Legacy Joint Venture (Note 5), each of Resorts and Galleon were required, among other things, to deposit $5.0 million of cash into a bank account as collateral in favor of the lender under the Silver Legacy Joint Venture credit agreement. In December 2014, the amount of cash deposited by Resorts and Galleon as collateral in favor of the lenders under the Silver Legacy Joint Venture credit agreement was reduced to $2.5 million.

        Accounts Receivable and Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and assessments of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (Continued)

bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well a historical collection experience and current economic and business conditions. Management believes that as of December 31, 2014 and 2013, no significant concentrations of credit risk existed.

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

        Investment in Unconsolidated Affiliates.    Because Resorts does not control, but exerts significant influence over the operations of the Silver Legacy, the Company previously accounted for ELLC's 50% joint venture interest in and will account for its now 48.1% direct interest in the Silver Legacy using the equity method of accounting. Since Resorts operates in the same line of business as the Silver Legacy, which has casino and hotel operations, Resorts' equity in the income (loss) of the Silver Legacy Joint Venture is included in operating income. Similarly, Resorts accounted for its 21.3% interest in Tamarack using the equity method of accounting and included its equity in the income (loss) of Tamarack in operating income.

        The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rate. There were no impairments of the Company's equity method investments during 2014, 2013 or 2012.

        Long-Lived and Finite-Lived Intangible Assets and Non-Operating Real Properties.    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (Continued)

carrying amount, an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If the asset is still under development, future cash flows include remaining construction costs. An estimate of undiscounted future cash flows produced by the asset is compared to its carrying value to determine whether an impairment exists. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If the undiscounted cash flows do not exceed the carrying amount, an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

        We have designated certain assets, consisting principally of land and undeveloped properties, as non-operating real property and have declared our intent to sell those assets. No less than annually, we obtain independent appraisals of the fair value of these assets. Although we continue to actively market these properties for sale, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months. As such, these properties are not classified as held-for-sale as of December 31, 2014. For undeveloped properties, including non-operating real properties, when indicators of impairment for non-operating properties are present, the properties are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset's carrying amount. The amount of the impairment loss is calculated as the excess of the asset's carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons.

        Indefinite-Lived Intangible Assets.    Indefinite-lived intangible assets consist primarily of expenditures associated with obtaining racing and gaming licenses. Indefinite-lived intangible assets are not subject to amortization, but are subject to an annual impairment test. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        Self-Insurance Reserves.    The Company is self-insured for various levels of general liability, employee medical insurance coverage and workers' compensation coverage. Self-insurance reserves are estimated based on the Company's claims experience and are included in accrued other liabilities on the consolidated balance sheets. At December 31, 2014 and 2013, accrued insurance and medical claims reserves were $1.3 million.

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

        Frequent Players Program.    The Company offers programs at its properties whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (Continued)

the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption of earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and changes in the redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the frequent players program was $2.4 million and $2.0 at December 31, 2014 and 2013, respectively, and is included as a component of other accrued liabilities in our accompanying consolidated balance sheets.

        Revenues and Promotional Allowances.    The Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Base and progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of certain cash and free play incentives. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing of simulcast signals from other race tracks and are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions, and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks. Hotel, food and beverage, and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer.

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

        The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Food and beverage	$33,182	$29,356	$28,246
Hotel	12,582	11,386	11,095
Other	2,685	2,325	2,189

	$48,449	$43,067	$41,530

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (Continued)

        The estimated cost of providing such complimentary services are as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Food and beverage	$25,190	$22,873	$22,288
Hotel	5,030	4,438	4,300
Other	1,860	1,608	1,539

	$32,080	$28,919	$28,127

        Advertising.    Advertising costs are expensed in the period the advertising initially takes place and are included in marketing and promotions expenses. Advertising costs included in marketing and promotion expenses were $22.0 million, $17.7 million and $18.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Income Taxes.    We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

        We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

        We recognize a benefit for tax positions that we believe will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that we believe has more than a 50% probability of being realized upon settlement. We regularly monitor our tax positions and adjust the amount of recognized tax benefit based on our evaluation of information that has become available since the end of our last financial reporting period. Changes in recognized tax benefits are reflected within income tax expense. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the balance sheet principally within accrued income taxes. Interest and tax-related penalties associated with uncertain tax positions are included in benefit for income taxes in the accompanying consolidated statement of operations.

        Prior to September 19, 2014, HoldCo was taxed as a partnership under the Internal Revenue Code pursuant to which income taxes were primarily the responsibility of the partners. ERI is a C Corporation subject to the federal and state corporate-level income taxes at prevailing corporate tax rates. There was no income tax expense for periods prior to the Merger Date because the Company was a partnership for income tax purposes. During the years ended December 31, 2014, 2013 and 2012, distributions of $0.6 million, $6.1 million and $4.1 million, respectively, were made by Resorts, on behalf of HoldCo, to its members. In 2013, the Silver Legacy Joint Venture made payments pursuant to

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (Continued)

its operating agreement, representing tax distributions to Resorts in the amount of $0.7 million, who then on behalf of HoldCo, distributed the $0.7 million to its members. No such distributions were made during the year ended December 31, 2014.

        Fair Value Measurements.    Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there is a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

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

        Advance to Silver Legacy Joint Venture:    The $7.5 million note receivable due to ELLC from the Silver Legacy Joint Venture (see Note 5) is classified as Level 2 based upon market-based inputs.

        Long-term Debt:    The Resorts 8.625% Senior Secured Notes due June 15, 2019 (the "Resorts Senior Secured Notes," see Note 9) and MTR Gaming 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "MTR Second Lien Notes", see Note 9) are classified as Level 2 based upon market-based inputs. The fair value of the Resorts Senior Secured Notes has been calculated based on management's estimates of the borrowing rates available as of December 31, 2014 and 2013 for debt with similar terms and maturities. The fair value of the MTR Second Lien Notes was based on quoted market prices as of December 31, 2014.

        Term Loan:    Resorts' term loan under the Resorts Secured Credit Facility (see Note 9) is classified as Level 2 as it is tied to market rates of interest and its carrying value approximates market value.

        Acquisition-Related Contingent Considerations:    Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn-out provisions. We consider the acquisition-related contingency's fair

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (Continued)

value measurement, which includes forecast assumptions, to be Level 3 within the fair value hierarchy. The fair value of the acquisition-related contingent consideration was based on its fair value as of the Merger Date (see Note 3).

        The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$87,604	$87,604	$29,813	$29,813
Restricted cash	8,234	8,234	5,305	5,305
Advance to Silver Legacy Joint Venture	—	4,911	—	4,004
Financial liabilities:
8.625% Senior Secured Notes	168,000	174,720	168,000	178,080
11.5% Senior Secured Second Lien Notes	610,827	606,919	—	—
Term loan	—	—	2,500	2,500
Acquisition-related contingent considerations	524	524	—	—

        The following table represents the change in acquisition-related contingent consideration liabilities during the period from the Merger Date to December 31, 2014 (amounts in thousands):

Balance as of Merger Date	$508
Amortization of present value discount(1)	38
Fair value adjustment for change in consideration expected to be paid(2)	(22)
Settlements	—

Balance as of December 31, 2014	$524

(1)
Changes in present value are included as a component of interest expense in the consolidated statement of operations.

(2)
Fair value adjustments for changes in earn-out estimates are recorded as a component of general and administrative expense in the consolidated statement of operations.

        Property Donation.    During the third quarter of 2012, Eldorado Shreveport donated certain of its property to the City of Shreveport and recorded a charge of $755,000, which represented the net book value of the property as of the donation date.

        Stock-Based Compensation.    We account for stock-based compensation in accordance with Accounting Standards Codification ("ASC") 718, Compensation—Stock Compensation. ASC 718 requires all share-based payments to employees and non-employee members of the Board of Directors, including grants of stock options and restricted stock units ("RSUs"), to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or until an employee's eligible retirement date, if earlier.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (Continued)

        Earnings per Share.    Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and the assumed vesting of restricted share units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, that outstanding restricted share units were released and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period.

        Segment Reporting.    The executive decision makers of our Company review operating results, assess performance and make decisions on a "significant market" basis. We, therefore, consider the Eldorado Reno, Eldorado Shreveport and MTR Gaming properties to be operating segments.

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

        In January 2015, the FASB issued ASU No. 2015-1, "Income Statement—Extraordinary and Unusual Items" (Subtopic 225-20) which eliminates the concept of accounting of Extraordinary Items, previously defined as items that are both unusual and infrequent, which were reported as a separate item on the income statement, net of tax, after income from continuing operations. The elimination of this concept is intended to simplify accounting for unusual items and more closely align with international accounting practices. This amendment is effective for annual periods ending after December 15, 2015 and for subsequent interim and annual periods thereafter. Early adoption is

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

2. Summary of Significant Accounting Policies (Continued)

permitted. The Company believes that the effects, if any, of the adoption of this guidance will not have a material impact on its consolidated financial statements.

Reclassifications

        Certain reclassifications, which have no effect on previously reported net income, have been made to the 2013 consolidated balance sheet and to the 2013 and 2012 consolidated statements of operations to conform to ERI's 2014 financial statement presentation. "Accrued Other Liabilities" at December 31, 2013 has been reduced by $7.0 million to disclose "Accrued Gaming Taxes and Assessments" ($2.4 million) and "Accrued Payroll and Related" ($4.6 million) as separate balance sheet line item categories. Entertainment revenues ($3.6 million during each of 2013 and 2012) and entertainment expenses ($2.5 million during each of 2013 and 2012) have been reclassified from what was previously "Food, Beverage and Entertainment Revenues" and "Food, Beverage and Entertainment Expenses" to "Other Revenues" and "Other Expenses", respectively. Marketing and promotions costs have been reclassified to a separate line item from "Casino Expenses" ($15.4 million and $16.5 million for 2013 and 2012, respectively) and from "General and Administrative Expenses" ($2.3 million for 2013 and 2012). Valet related expenses ($0.9 million during each of 2013 and 2012) have been reclassified to "Other Expenses" from "General and Administrative Expenses".

3. Acquisition and Purchase Accounting

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

Consideration Transferred

        The total consideration paid was $103.0 million. The purchase consideration in a reverse acquisition is determined with reference to the value of equity that the accounting acquirer, HoldCo, would have had to issue to the owners of the accounting acquiree, MTR Gaming, to give them the same percentage interest in the combined entity. However, in reverse acquisition between a public company as the legal acquirer and a private company as the accounting acquirer, the fair value of the legal acquirer's publicly traded stock generally is a more reliable determination of the fair value of the purchase consideration than the fair value of the accounting acquirer's untraded equity security, and, as such, is generally used in calculating the purchase consideration. Accordingly, the following table

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

3. Acquisition and Purchase Accounting (Continued)

provides the calculation of the purchase price using the fair value of the outstanding common stock of MTR Gaming based on the closing stock price of $4.43 on the Merger Date, as well as a reconciliation of the total shares outstanding on the Merger Date.

ERI Outstanding Share Calculation:
Shares issued to HoldCo(1)	23,286,202
Number of MTR Gaming shares outstanding on the Merger Date(2)	28,386,084
MTR Gaming RSUs that vested upon closing of the Merger(3)	499,179

Total ERI shares outstanding—before share repurchase	52,171,465
MTR Gaming shares acquired at $6.05 per share based on $35.0 million cash election(4)	(5,785,123)

Total ERI shares outstanding at Merger Date(5)	46,386,342
Resorts % ownership	50.20%
MTR Gaming % ownership	49.80%
Consideration Transferred (dollars in thousands, except stock price)
Number of MTR Gaming shares outstanding at the Merger Date	28,386,084
MTR Gaming RSUs that vested upon closing of the Merger	499,179
MTR Gaming shares acquired at $6.05 per share based on $35.0 million cash election	(5,785,123)

Total net MTR Gaming shares	23,100,140
FMV of MTR Gaming common stock at Merger Date	$4.43

Fair value of MTR Gaming shares	$102,334
Fair value of MTR Gaming stock options(3)	677

Total consideration transferred	$103,011

(1)
The number of shares issued to members of HoldCo in the Mergers as merger consideration was determined pursuant to the terms of the Merger Agreement. The shares have been adjusted based upon the final review, as defined in the Merger Agreement. As a result, 25,290 escrow shares previously issued were returned to authorized and unissued.

(2)
Number of shares of MTR Gaming common stock issued and outstanding immediately prior to closing.

(3)
Pursuant to the MTR Gaming 2010 Long-Term Incentive Plan, immediately prior to closing, all outstanding stock options and MTR Gaming RSUs vested and became immediately exercisable. All vested MTR Gaming RSUs were exchanged for one share of ERI common stock. All outstanding stock options became exercisable for shares of ERI common stock with the same terms as the previous awards.

(4)
Total cash election includes $30.0 million paid by MTR Gaming and $5.0 million paid by HoldCo on the Merger Date.

(5)
The number of shares issued and outstanding, after settlement of the escrow shares, as determined pursuant to the terms of the Merger Agreement.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

3. Acquisition and Purchase Accounting (Continued)

Final Purchase Price Allocation

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the Merger Date. The fair values were based on management's analysis, including work performed by third-party valuation specialists. The following table summarizes the final purchase price allocation of the acquired assets and assumed liabilities as recorded at fair value on the Merger Date (dollars in thousands):

Current and other assets	$75,031
Property and equipment	289,211
Goodwill	66,826
Intangible assets(1)	473,000
Other noncurrent assets	20,381

Total assets	924,449

Current liabilities	46,446
Long-term debt(2)	624,877
Deferred income taxes(3)	143,104
Other noncurrent liabilities	7,011

Total liabilities assumed	821,438

Net assets acquired	$103,011

(1)
Intangible assets consist of gaming licenses, trade names and customer loyalty programs.

(2)
Long-term debt was comprised of MTR Second Lien Notes totaling $570.7 million.

(3)
Deferred tax liabilities were derived based on fair value adjustments for property and equipment, identified intangibles, deferred financing costs, certain long term liabilities and long-term debt.

        During the fourth quarter of 2014, the Company finalized its valuation procedures and adjusted the preliminary purchase price allocations, as disclosed in the September 30, 2014 Form 10-Q, to their updated values. The significant changes in values were as follows; $19.0 increase in property and equipment, $36.4 million increase in intangible assets, $14.6 million increase in deferred income taxes, $2.0 million increase in other noncurrent liabilities and a $37.9 million decrease in goodwill. These changes were primarily related to management finalizing its financial forecasts and refining certain operating and competitive assumptions. The Company recorded the incremental depreciation and amortization expense from the Acquisition Date through December 31, 2014 based on the revised measurement of property and equipment and definite-lived intangible assets. The incremental expense recorded was not material.

        Goodwill, the excess of the purchase price of acquiring MTR Gaming over the fair market value of the net assets acquired, in the amount of $66.8 million was recorded as of the Merger Date. The Company considers the goodwill to represent benefits expected to be realized as a result of the Merger,

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

3. Acquisition and Purchase Accounting (Continued)

including, but not limited to, the expected synergies and the assembled workforce. None of the goodwill is expected to be deductible for tax purposes.

        Trade receivables and payable, inventory as well as other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the fair value of those items at the Merger Date, based on management's judgments and estimates.

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

        Management has assigned an indefinite useful life to the gaming licenses, in accordance with its review of the applicable guidance of ASC 350. The standard required management to consider, among other things, the expected use of the asset, the expected useful life of other related asset or asset group, any legal, regulatory, or contractual provisions that may limit the useful life, the Company's own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, management determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. The Company has licenses in Pennsylvania, West Virginia and Ohio. The renewal of each state's gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state's gaming regulator, and meeting certain inspection requirements. However, the Company's historical experience has not indicated, nor does management expect, any limitations regarding its ability to continue to renew each license. No other competitive, contractual, or economic factor limits the useful lives of

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

3. Acquisition and Purchase Accounting (Continued)

these assets. Accordingly, the Company has concluded that the useful lives of these licenses are indefinite.

        Trade names were valued using the relief-from-royalty method. The customer loyalty program was valued using a combination of a replacement cost and lost profits analysis. Trade names are being amortized on a straight-line basis over a 3.5 year useful life and the customer loyalty program is being amortized on a straight-line basis over a one year useful life. The weighted average useful life of all amortizing intangible assets related to the Merger is approximately 1.7 years.

        Existing long term debt assumed on the Merger Date was fair valued based on quoted market prices.

        Deferred income tax assets and liabilities as of the Merger Date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.

Unaudited Pro Forma Information

        The following table includes the unaudited pro forma financial results for the years ended December 31, 2014 and 2013 which give effect to the Merger as if it had occurred on January 1, 2013 and reflect proforma adjustments that are expected to have a continuing impact on the results of operations of the Company and are directly attributable to the Merger:

	2014	2013
	(in thousands, except per share data)
Net revenues	$713,700	$744,977
Net loss	(5,215)	(176)
Net (loss) income per common share:
Basic	$(0.11)	$.00
Diluted	$(0.11)	$.00
Weighted shares outstanding:
Basic	46,396,307	46,386,342
Diluted	46,396,307	46,386,342

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

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

4. Accounts Receivable

        Components of accounts receivable, net are as follows (in thousands):

	December 31 ,
	2014	2013
Accounts receivable	$9,701	$4,619
Allowance for doubtful accounts	(2,589)	(1,379)

Total	$7,112	$3,240

        The provision for bad debt expense was $1.1 million, $0.8 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Write-offs of accounts receivable were $0.2 million, $1.1 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Recoveries of accounts receivable previously written off during the year ended December 31, 2014 amounted to $0.2 million and were less than $0.1 million during each of the years ended December 31, 2013 and 2012.

5. Investment in Unconsolidated Affiliates

        Silver Legacy Joint Venture.    Effective March 1, 1994, ELLC and Galleon, (each a "Partner" and, together, the "Partners"), entered into the Silver Legacy Joint Venture pursuant to a joint venture agreement (the "Original Joint Venture Agreement" and, as amended to date, the "Joint Venture Agreement") to develop the Silver Legacy. The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. Each partner owned a 50% interest in the Silver Legacy Joint Venture. Prior to the Merger Date, the Company owned a 48.1% interest in the Silver Legacy Joint Venture by means of its 96.2% ownership of ELLC, which owned a 50% interest in the Silver Legacy Joint Venture. Subsequent to the Merger Date, the Company owns a direct 48.1% interest in the Silver Legacy Joint Venture. The remaining 1.9% noncontrolling interest is owned by ELLC. The noncontrolling interest's share of $103,000 in income is reflected in the accompanying consolidated statements of operations.

        On May 17, 2012, the Silver Legacy Joint Venture and Silver Legacy Capital Corp. (the "Silver Legacy Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and on June 1, 2012 the Silver Legacy Debtors filed a joint plan of reorganization, which was subsequently amended on June 29, 2012 and August 8, 2012 (the "Plan of Reorganization"). On October 23, 2012, an order of confirmation relating to the Plan of Reorganization was entered by the bankruptcy court. The effective date, as defined in the Plan of Reorganization, occurred on November 16, 2012. Concurrently, the Silver Legacy Joint Venture closed on its new debt facilities and issued its new subordinated debt owed to its partners. All creditors were paid under the terms of the Plan of Reorganization (with the exception of the quarterly installment payments to certain general unsecured creditors which were paid in full by November 16, 2013) and the Silver Legacy Joint Venture emerged from bankruptcy. A final hearing was held and the Chapter 11 case closed on March 20, 2013.

        Under the Plan of Reorganization, each of ELLC and Galleon retained its 50% interest in the Silver Legacy, but was required to advance $7.5 million to the Silver Legacy pursuant to a subordinated loan and provide credit support by depositing $5.0 million of cash into a bank account as collateral in favor of the lender under the Silver Legacy credit agreement. The $7.5 million note receivable from

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

5. Investment in Unconsolidated Affiliates (Continued)

ELLC to the Silver Legacy was issued on November 16, 2012 with a stated interest rate of 5% per annum and a maturity date of May 16, 2018 and is included on the accompanying consolidated balance sheets in Investment in and Advances to Unconsolidated Affiliates at December 31, 2014 and 2013. Payment of any interest or principal under the loan is subordinate to the senior indebtedness of the Silver Legacy. Accrued interest under the loan will be added to the principal amount of the loan and may not be paid unless principal of the loan may be paid in compliance with the terms of the senior indebtedness outstanding or at maturity. In December 2014, Silver Legacy deposited $5.0 million of cash into a cash collateral account securing its obligations under its credit agreement, which reduced the credit support obligation of each of ELLC and Galleon to $2.5 million each and resulted in the return of $2.5 million of the $5.0 million of cash collateral that Resorts previously provided as credit support for Silver Legacy's obligations under its credit agreement. The collateral deposit is included as noncurrent restricted cash in the amounts of $2.5 million and $5.0 million, respectively, in the accompanying consolidated balance sheets at December 31, 2014 and 2013.

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

        Equity in income (losses) related to the Silver Legacy Joint Venture for the years ended December 31, 2014, 2013 and 2012 amounted to $2.0, million, $2.3 million and ($9.7) million, respectively.

        Summarized information for the Company's investment in and advances to the Silver Legacy Joint Venture for is as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Beginning balance	$13,081	$(2,198)	$—
Investment in joint venture	—	—	7,500
Equity in income (losses) of unconsolidated affiliate	1,985	2,261	(9,698)
Gain on early extinguishment of debt of unconsolidated affiliate	—	11,980	—
Gain on termination of supplemental executive retirement plan of unconsolidated affiliate	715	—	—
Other comprehensive (loss) income—minimum pension liability adjustment of unconsolidated affiliate	(1,772)	1,772	—
Member's distribution	—	(734)	—

Ending balance	$14,009	$13,081	$(2,198)

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

5. Investment in Unconsolidated Affiliates (Continued)

        Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	December 31,
	2014	2013
Current assets	$30,563	$29,565
Property and equipment, net	190,592	198,150
Other assets, net	6,412	8,201

Total assets	$227,567	$235,916

Current liabilities	$18,707	$27,475
Long-term liabilities	89,322	92,541
Partners' equity	119,538	115,900

Total liabilities and partners' equity	$227,567	$235,916

        Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Net revenues	$127,095	$125,841	$114,800
Operating expenses	(112,086)	(112,558)	(113,387)

Operating income	15,009	13,283	1,413
Other income (expense)	(9,607)	15,606	(12,188)
Reorganization items	—	(407)	(8,621)

Net income (loss)	$5,402	$28,482	$(19,396)

        The Company has determined for the year ended December 31, 2013, the Silver Legacy Joint Venture met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which the Company, pursuant to Rule 3-09 of Regulation S-X, attached separate financial statements to this Annual Report on Form 10-K as Exhibit 99.2.

        Tamarack.    Prior to the Merger, Resorts owned a 21.3% interest in Tamarack, which owned and operated Tamarack Junction, a small casino in south Reno, Nevada. Donald L. Carano ("Carano"), who was the presiding member of Resorts' Board of Managers and the Chief Executive Officer of Resorts, owned a 26.3% interest in Tamarack. Four members of Tamarack, including Resorts and three unaffiliated third parties, managed the business and affairs of Tamarack Junction. At December 31, 2013, Resorts' financial investment in Tamarack was $5.3 million. Resorts' capital contribution to Tamarack represented its proportionate share of the total capital contributions of the members. Resorts' investment in Tamarack was accounted for using the equity method of accounting. Equity in income related to Tamarack for the period prior to its disposition in 2014 and for the years ended December 31, 2013 and 2012 of $0.7 million, $1.1 million and $0.7 million, respectively, is included as a component of operating income.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

5. Investment in Unconsolidated Affiliates (Continued)

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

        Summarized information for the Company's equity in Tamarack for 2014 prior to its disposition and for the years ended December 31, 2013 and 2012 is as follows (in thousands):

		For the year ended December 31,
	Period from, January 1, 2014 through September 1, 2014
		2013	2012
Beginning balance	$5,268	$5,066	$5,213
Member's distribution	(509)	(892)	(893)
Equity in net income of unconsolidated affiliate	720	1,094	746
Distribution of investment	(5,479)	—	—

Ending balance	$—	$5,268	$5,066

        Summarized balance sheet information for Tamarack at December 31, 2013 is as follows (in thousands):

Current assets	$6,165
Property and equipment, net	22,065
Other assets	19

Total assets	$28,249

Current liabilities	$2,020
Notes payable and capital lease obligations	1,443
Partners' equity	24,786

Total liabilities and partners' equity	$28,249

        Summarized unaudited results of operations for Tamarack are as follows (in thousands):

		For the year ended December 31,
	Period from January 1, 2014 through September 1, 2014
		2013	2012
Net revenues	$12,908	$21,548	$17,845
Operating expenses	(9,431)	(16,172)	(14,284)

Operating income	3,477	5,376	3,561
Other expense	(45)	(97)	(182)

Net income	$3,432	$5,279	$3,379

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

6. Property and Equipment

        Property and equipment consisted of the following (in thousands):

		December 31,
	Estimated Service Life (years)
		2014	2013
Land and improvements	—	$40,170	$29,660
Buildings and other leasehold improvements	10 - 45	460,662	250,429
Riverboat	25	39,023	39,023
Furniture, fixtures and equipment	3 - 15	166,207	119,286
Furniture, fixtures and equipment held under capital leases (Note)	3 - 15	30,833	3,592
Construction in progress		3,130	496

		740,025	442,486
Less—Accumulated depreciation and amortization		(283,886)	(262,144)

Property and equipment, net		$456,139	$180,342

        Substantially all property and equipment is pledged as collateral under our long-term debt (see Note 9).

        Depreciation expense, including amortization expense on capital leases, was $26.9 million, $17.0 million and $17.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, accumulated depreciation and amortization includes $3.4 million and $3.3 million, respectively, related to assets acquired under capital leases.

        During the year ended December 31, 2014, the West Virginia Racing Commission reimbursed Mountaineer for capital expenditures aggregating $0.2 million. These reimbursement amounts were applied against the applicable acquisition costs, which resulted in corresponding adjustments to the basis of the capitalized fixed assets. These reimbursements, which are reflected within investing activities in our accompanying consolidated statement of cash flows, did not have a material impact on our consolidated financial statements. Future reimbursements from the West Virginia Racing Commission are subject to the availability of racing funds.

        In addition to the racing funds discussed above, Mountaineer also participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission of $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the year ended December 31, 2014, Mountaineer was reimbursed $0.6 million on qualified capital expenditures. As of December 31, 2014, Mountaineer remains eligible for approximately $5.8 million under annual modernization fund grants that expire in varying dates through June 30, 2016.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

7. Other and Intangible Assets, net

        Other and intangible assets, net, include the following amounts (in thousands):

	December 31,
	2014	2013
Goodwill	$66,826	$—

Gaming license (Indefinite-lived)	482,074	20,574
Trade names	6,700	—
Customer loyalty programs	4,800	—

	493,574	20,574
Accumulated amortization trade names	(547)	—
Accumulated amortization customer loyalty programs	(1,114)	—

Total goodwill and other intangible assets	$491,913	$20,574

Land held for development	$906	$906
Bond offering costs, 8.625% Resorts Senior Secured Notes	6,851	6,851
Other	5,354	957

	13,111	8,714
Accumulated amortization bond costs 8.625% Senior Secured	(3,080)	(2,226)

Total Other Assets, net	$10,031	$6,488

        Goodwill, the excess of the purchase price of acquiring MTR Gaming over the fair market value of the net assets acquired, in the amount of $66.8 million was recorded as of the Merger Date. For financial reporting purposes, goodwill is not amortized, but is reviewed no less than annually or when events or circumstances indicate the carrying value might exceed the market value to determine if there has been an impairment in the recorded value.

        Included in gaming licenses is the Eldorado Shreveport gaming license recorded at $20.6 million at both December 31, 2014 and 2013. The license represents an intangible asset acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate. Gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful life.

        Trade names are amortized on a straight-line basis over a 3.5 year useful life and the customer loyalty program is amortized on a straight-line basis over a one year useful life. Amortization expense with respect to trade names and the customer loyalty program amounted to $0.5 million and $1.1 million, respectively, for the year ended December 31, 2014, which is included in depreciation and amortization in the consolidated statement of operations. Such amortization expense is expected to be $5.6 million for the year ended December 31, 2015, $1.9 million during each of the years ended December 31, 2015 through 2017 and $0.4 million for the year ended December 31, 2017.

        Amortization of Resorts' bond costs is computed using the straight-line method, which approximates the effective interest method, over the term of the bonds, and is included in interest expense on the accompanying consolidated statements of operations. Amortization expense with respect to deferred financing costs amounted to $0.9 million for each of the years ended December 31, 2014

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

7. Other and Intangible Assets, net (Continued)

and 2013 and $1.0 million for the year ended December 31, 2012. Such amortization expense is expected to be $0.9 million during each of the years ended December 31, 2015 through 2018 and $0.4 million during 2019.

8. Accrued and Other Liabilities

        Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued insurance and medical claims	$1,273	$1,285
Unclaimed chips	938	1,482
Accrued purses and track related liabilities	4,303	—
Accrued real estate and property taxes	2,578	—
Jackpot liabilities and other accrued gaming promotions	8,211	3,044
Construction project and equipment liabilities	2,333	—
Other	7,152	1,953

	$26,788	$7,764

9. Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	December 31,
	2014	2013
8.625% Resorts Senior Secured Notes	$168,000	$168,000
Term Loan under Secured Credit Facility	—	2,500

Total Resorts	168,000	170,500

11.5% MTR Second Lien Notes	560,664	—
Unamortized premium	50,163	—

Total MTR Gaming	610,827	—

Total Long-Term Debt	778,827	170,500
Less—Current portion	—	2,500

	$778,827	$168,000

        Scheduled maturities of long-term debt are $728.7 million in 2019.

        Resorts' Debt Obligations.    On June 1, 2011, Resorts and Capital completed the issuance of $180 million of 8.625% Resorts Senior Secured Notes due June 15, 2019 (the "Resorts Senior Secured Notes"). Interest on the Resorts Senior Secured Notes is payable semiannually each June 15 and December 15 to holders of record on the preceding June 1 or December 1, respectively.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

9. Long-Term Debt (Continued)

        The indenture relating to the Resorts Senior Secured Notes contains various restrictive covenants, including limitations on the payment of dividends and other restricted payments, making additional investments, additional liens, transactions with affiliates, covenants imposing limitations on additional debt, dispositions of property, mergers and similar transactions. As of December 31, 2014, the Company was in compliance with all of the covenants under the indenture relating to the Resorts Senior Secured Notes.

        The Resorts Senior Secured Notes are unconditionally guaranteed, jointly and severally, by all of Resorts' current and future domestic restricted subsidiaries other than Eldorado Capital Corp., an entity that was formed for the exclusive purpose of acting as co-issuer of debt issued by Resorts (collectively, the "Guarantors"). The Silver Legacy Joint Venture is not a subsidiary and did not guarantee the Resorts Senior Secured Notes. The Resorts Senior Secured Notes are secured by a first priority security interest on substantially all of Resorts' current and future assets (other than certain excluded assets, including gaming licenses and Resorts' interests the Silver Legacy Joint Venture). Such security interests are junior to the security interests with respect to obligations of Resorts and the Guarantors under the Resorts Secured Credit Facility. In addition, all of the membership interests in Resorts and equity interests in the Guarantors are subject to a pledge for the benefit of the holders of the Resorts Senior Secured Notes.

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

        On June 1, 2011, Resorts entered into a new $30 million senior secured revolving credit facility (the "Resorts Secured Credit Facility") available until May 30, 2014 consisting of a $15 million term loan requiring principal payments of $1.25 million each quarter beginning September 30, 2011 (the "Term Loan") and a $15 million revolving credit facility. The Term Loan was repaid during the second quarter of 2014. At December 31, 2013, the outstanding principal amount under on the Term Loan was $2.5 million. Resorts did not renew the Resorts Secured Credit Facility when it matured on May 30, 2014.

        MTR Gaming's Debt Obligations.    On August 1, 2011, MTR Gaming completed the offering of $565.0 in aggregate principal amount of senior secured second lien notes (the "MTR Second Lien Notes") due August 1, 2019 at an issue price equal to 97% of the aggregate principal amount of the MTR Second Lien Notes. The MTR Second Lien Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

        The MTR Second Lien Notes and the guarantees are senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by MTR Gaming's current and future domestic

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

9. Long-Term Debt (Continued)

restricted subsidiaries, other than MTR Gaming's immaterial subsidiaries. The MTR Second Lien Notes are secured by a second priority lien on substantially all of the assets of MTR Gaming and the guarantors, other than excluded property, as defined in the Senior Secured Second Lien Indenture. The MTR Second Lien Notes and the guarantees are effectively junior to any of MTR Gaming's and the guarantors' existing and future debt that is secured by senior or prior liens on the collateral to the extent of the value of the collateral securing such obligations.

        The indenture governing the MTR Second Lien Notes contains a number of customary covenants, including limitations on the payment of distributions and other restricted payments, making additional investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. In addition, if the consolidated total debt ratio of MTR Gaming is equal to or greater than 4.0 to 1.0 and such offer is permitted pursuant to the terms of MTR Gaming's credit facilities, MTR Gaming is required to repay debt under its credit facility or make an offer to purchase MTR Second Lien Notes with the excess cash flow amounts (as such term is defined in the indenture governing the MTR Second Lien Notes). As of December 31, 2014, MTR Gaming was in compliance with the covenants under the indenture relating to the MTR Second Lien Notes.

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

Year beginning August 1,	Percentage
2015	106.00%
2016	103.00%
2017 and thereafter	100.00%

        In October 2014, MTR Gaming repurchased $10 million in aggregate principal amount of its 11.25% MTR Second Lien Notes, at a price of $110.25 per $100 in principal amount of the purchased notes. The repurchase resulted in a $1.2 million annual savings in interest expense. After giving effect to the repurchase of the bonds in October 2014, the annual interest expense on the MTR Second Lien Notes approximates $64.5 million. Additionally, annual amortization of the premium on the MTR Second Lien Notes is approximately $10.9 million.

        On August 1, 2011, MTR Gaming entered into a senior secured revolving credit facility (the "MTR Credit Facility") with a borrowing availability of $20.0 million and a maturity date of August 1, 2016. On December 5, 2014, MTR Gaming terminated the MTR Credit Facility. There were no borrowings outstanding under the Credit Facility at the time of its termination. MTR Gaming terminated the Credit Facility because it determined that it had sufficient capital resources to meet its expected liquidity needs without incurring borrowings under the Credit Facility. MTR Gaming did not incur any fees or penalties in connection with the termination of the Credit Facility.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

10. Income Taxes

        The components of the Company's provision for income taxes for the year ended December 31, 2014 are presented below (amounts in thousands). For the years ended December 31, 2013 and 2012, the Company was treated as a partnership for income tax purposes.

Current:
Federal	$10
State	120
Local	55

Total current	185

Deferred:
Federal	846
State	711
Local	26

Total deferred	1,583

Income tax expense	$1,768

        The following is a reconciliation of the statutory federal income tax rate (benefit) to the Company's effective tax rate for the year ended December 31, 2014:

Federal statutory rate	(35.0)%
State and local taxes	(4.4)%
Permanent items	3.6%
Valuation allowance	77.3%
Minority interest	1.2%
Change in tax status	(28.0)%
Other	(0.6)%

Provision for income taxes	14.1%

        The difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on our deferred tax assets and the change in tax status described below. As a result of our net operating losses and the state deferred tax asset position, after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as "Naked Credits," the Company expects to continue to provide for a full valuation allowance against all of our net federal and state deferred tax assets.

        For income tax purposes the Company amortizes or depreciates certain assets that have been assigned an indefinite life for book purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring our need for a valuation allowance against the net deferred tax assets. Therefore, the Company expects to record non cash deferred tax expense as the Company amortizes these assets for tax purposes.

        Prior to September 19, 2014, HoldCo was taxed as a partnership under the Internal Revenue Code pursuant to which income taxes were primarily the responsibility of the partners. The Company is a

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

10. Income Taxes (Continued)

C Corporation subject to the federal and state corporate-level income taxes at prevailing corporate tax rates. As a result of this change in status, a state tax expense of $0.7 million was recognized by the Company during 2014.

        During the year ended December 31, 2014, the Company's tax expense was $1.8 million and reflects the recording of additional naked credit amortization in the amount of $1.1 million and a state and local income tax provision of $0.7 million.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred taxes related to continuing operations at December 31, 2014 are as follows (amounts in thousands):

Deferred tax assets:
Loss and credit carryforwards	$43,505
Accrued expenses	6,431
Fixed assets	10,956
Investment in partnerships	5,845
Debt	23,826
Stock-based compensation	179
Other	35

90,777

Deferred tax liabilities:
Identified intangibles	(146,715)
Prepaid expenses	(2,042)

(148,757)

Valuation allowance	(89,067)

Net deferred tax liabilities	$(147,047)

        At December 31, 2014, management determined it was not more-likely-than-not that the Company will realize its federal and state deferred tax assets, with the exception of Louisiana and Columbus, Ohio. Therefore, a full valuation allowance has been recognized against these deferred tax assets, excluding deferred tax liabilities related to indefinite-lived assets. These indefinite-lived assets primarily related to gaming licenses in various jurisdictions. These gaming licenses are not being amortized for book purposes, and will only reverse upon ultimate sale or book impairment. Due to the uncertain timing of such reversal, the temporary differences associated with indefinite-lived intangibles and certain land improvements cannot be considered a source of future taxable income for purposes of determining the valuation allowance.

        As of December 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $116.9 million and $28.6 million, respectively. The federal and state net operating losses begin to expire in 2027 and 2018, respectively. As of December 31, 2014, the Company had Alternative Minimum Tax credit carryforwards of $0.6 million, which can be carried forward indefinitely. As of December 31, 2014, the Company had federal jobs credit carryforwards of $0.6 million, which begin to expire in 2026.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

10. Income Taxes (Continued)

        Utilization of net operating loss, credit, and other carryforwards are subject to annual limitations due to ownership changes as provided by the Internal Revenue Code of 1986, as amended and similar state provisions. An ownership change is defined as a greater than 50% change in ownership by 5% shareholders in any three-year period. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, the Company had a "change in ownership" event that limits the utilization of net operating loss, credit, and other carryforwards that were previously available to MTR Gaming Group to offset future taxable income. The "change in ownership" event occurred on September 19, 2014 in connection with the merger with MTR Gaming Group. This limitation resulted in no significant loss of federal attributes, but did result in significant loss of state attributes. The federal and state net operating loss credit and other carryforwards are stated net of limitations.

        As of December 31, 2014, there are no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

        The Company files a US federal and various state and local income tax returns.

11. Employee Benefit Plans

        Resorts' Plans.    Resorts participates in a multi-employer savings plan (the "401(k) Plan") qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan in which Resorts participates functions as an aggregation of several single-employer plans in order to enable the participating employers to pool plan assets for investment purposes and to reduce the costs of plan administration. The 401(k) Plan maintains separate accounts for each employer so that each employer's contributions provide benefits only for its employees. Generally, all employees of Resorts who are 21 years of age or older, who have completed six months and 1,000 hours of service and who are not covered by collective bargaining agreements, including the named executive officers, are eligible to participate in the 401(k) Plan. Employees who elect to participate in the 401(k) Plan may defer up to 100% but not less than 1% of their annual compensation, subject to statutory and certain other limits. Effective February 15, 2009, Resorts ceased making matching contributions to the 401(k) Plan. Effective February 1, 2014, Eldorado Reno reinstated an employer matching contribution up to 25 percent of the first four percent of each participating employee's compensation. Employees of the Eldorado Shreveport also participate in Resorts' 401(k) Plan. The plan covering Eldorado Shreveport's employees allows for an employer contribution up to 50 percent of the first six percent of each participating employee's contribution, subject to statutory and certain other limits. Resorts' matching contributions were $0.4 million, $0.2 million and $0.3 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

        MTR Gaming's Plans.    In December 2008, MTR Gaming established the MTR Gaming Group, Inc. Retirement Plan (the "MTR Retirement Plan"). At that time, the Mountaineer qualified defined contribution plan and the Scioto Downs' 401(k) plan were merged into the MTR Retirement Plan. Additionally, the Retirement Plan provides 401(k) participation to Presque Isle Downs' employees. Matching contributions by MTR Gaming were $0.1 million for the 2014 period subsequent to the Merger Date.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

11. Employee Benefit Plans (Continued)

        Mountaineer's qualified defined contribution plan (established by West Virginia legislation) covers substantially all of its employees and was merged as a component of the MTR Retirement Plan as previously discussed. Contributions to the plan are based on 1/4% of the race track and simulcast wagering handles and approximately 1% of the net win from gaming operations until the racetrack reaches its Excess Net Terminal Income threshold, which for Mountaineer is approximately $160 million per year based on the state's June 30 fiscal year. Contributions to the MTR Retirement Plan for the benefit of Mountaineer employees were $0.4 million for the 2014 period subsequent to the Merger Date.

        Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. Scioto Downs' pension income during the 2014 period subsequent to the Merger Date was $39,000. As of December 31, 2014, the fair value of the plan assets was approximately $1.2 million and the fair value of the benefit obligations was approximately $0.9 million, resulting in an over-funded status of $0.3 million. The plan assets are comprised primarily of money market and mutual funds whose values are determined based on quoted market prices and are classified in Level 1 of the fair value hierarchy. We did not make cash contributions to the Scioto Downs pension plan during the 2014 period subsequent to the Merger Date.

12. Common Stock and Incentive Awards

Common Stock & Stock-Based Awards

        The Company has authorized common stock of 100,000,000 shares, par value $0.00001 per share.

        On September 19, 2014, as a result of the Merger, all MTR Gaming common stock, par value $0.00001 per share ("MTR Stock"), all options and rights to receive MTR Gaming Stock (each, a "Stock Option") granted under the MTR Gaming 2010 Long Term Incentive Plan (the "Plan"), and all restricted stock units in respect of shares of MTR Gaming Stock (each, an "MTR RSU") that were outstanding immediately prior to the Effective Time were converted into a right to receive shares of ERI Stock, or options to acquire ERI Stock, as follows:

  •
  5,785,123 shares of MTR Stock converted into a right to receive $6.05 in cash per each share of MTR Stock, and the remaining 22,600,961 shares of MTR Stock converted into the right to receive one share of ERI Common Stock per each share of MTR Stock.

  •
  All outstanding MTR Gaming Stock Options vested (to the extent not already vested) and converted into an option or right to purchase the same number of shares of ERI Common Stock (at the same exercise price per share as in effect prior to such conversion). All other terms, except vesting requirements, applicable to such stock options remain the same.

  •
  Each MTR RSU that was outstanding under the Plan (including any such MTR RSUs held in participant accounts under any employee benefit or compensation plan or arrangement of MTR Gaming) were settled in the same number of shares of ERI stock as the number of shares of MTR Stock that were subject to such MTR RSU immediately prior to the Effective Time. No further vesting, lapse, or other restrictions under the terms of the prior award agreement applicable to such MTR RSU will apply.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

12. Common Stock and Incentive Awards (Continued)

        Upon consummation of the Mergers, the Company assumed the Plan from MTR Gaming in accordance with the Plan's terms.

        Due to the MTR Gaming Stock Options being fully vested immediately prior to the Mergers and no additional equity awards being issued by the Company subsequent to the Merger, the Company did not record any stock-based compensation expense during the year ended December 31, 2014.

        A summary of the Stock Option activity from the date of the Merger Date is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in millions)
Outstanding as of Merger Date	474,833	$2.44 - $16.27	$7.13
Granted
Exercised	(76,633)	$2.44 - $3.94	$3.22
Expired	—	—	—
Forfeited	—	—	—

Outstanding and Exercisable—December 31, 2014	398,200	$2.44 - $16.27	$7.88	4.54	$0.2

        Cash received from the exercise of stock options was $0.2 million for the year ended December 31, 2014. The Company did not recognize a tax benefit from the stock option exercises as the Company is in a net operating loss carryforward position.

        In January 2015, the Company's Board of Directors approved the 2015 Long-Term Incentive Plan subject to shareholder approval.

13. Earnings per Share

        The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the years ended December 31, 2014, 2013 and 2012 (dollars in thousands, except per share amounts):

	2014	2013	2012
Net loss available to common stockholders	$(14,425)	$18,897	$(991)

Shares outstanding:
Weighted average shares outstanding	29,901,405	23,311,492	23,311,492
Effect of dilutive securities	—	—	—

Diluted shares outstanding	29,901,405	23,311,492	23,311,492

Basic and diluted net (loss) income per common share	$(0.48)	$0.81	$(0.04)

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

13. Earnings per Share (Continued)

        As the accounting acquirer in the Merger and in accordance with the applicable accounting guidance in ASC 805, for purposes of computing comparative earnings per share, the Company has presented the historical weighted average number of common shares outstanding multiplied by the exchange ratio established in the Merger Agreement (see Note 3) for the years ended December 31, 2013 and 2012. At the Merger Date, there were no dilutive securities outstanding.

14. Accumulated Other Comprehensive (Loss) Income

        The Company's accumulated other comprehensive loss is related to the Scioto Downs defined benefit pension plan and Silver Legacy's supplemental executive retirement plan. A summary of the change in accumulated other comprehensive income during the year ended December 31, 2014 is as follows (in thousands):

Balance as of December 31, 2013	$1,772
Other comprehensive income before reclassifications, net of tax of $50	87
Amounts reclassified from accumulated other comprehensive income	(1,772)

Net current-period other comprehensive loss	(1,685)

Balance as of December 31, 2014	$87

        Amounts reclassified from accumulated other comprehensive loss are limited to the amortization of actuarial losses, which are a component of net periodic benefit cost. These reclassifications are included as a component of general and administrative expense in the accompanying consolidated statement of operations. Silver Legacy's supplemental executive retirement plan was terminated and liquidated in 2014.

15. Commitments and Contingencies

        Capital Leases.    MTR and Resorts lease certain equipment under agreements classified as capital leases. In 2013, the Company entered into two lease agreements in the original amounts of $0.1 million and $25,000 with third party lessors to acquire network equipment and maintenance equipment at Eldorado Reno at 2.799% per annum and 8.453% per annum, respectively. The first lease has an original term of three annual payments of $24,000 per year and the second lease has an original term of 36 months with monthly payments of $714. In 2010, Eldorado Reno entered into a lease agreement in the original amount of $0.6 million with a third party lessor to acquire a hotel video on demand system at Eldorado Reno at 6.132% per annum. The lease has an original term of 48 months with monthly payments of $12,875. During 2006, Eldorado Reno entered into a lease agreement in the original amount of $0.7 million with a third party lessor to acquire mini-bars for hotel rooms at Eldorado Reno at 9.875% per annum with a 96 month term. The leases are treated as capital leases for financial reporting purposes. The future minimum lease payments, including interest, at December 31, 2014 are $32,000 in 2015 and $4,000 in 2016. After reducing these amounts for interest of $1,000, the present value of the minimum lease payments at December 31, 2014 is $36,000.

        Operating Leases.    MTR and Resorts lease land and certain equipment, including some of our slot machines, timing and photo finish equipment, videotape and closed circuit television equipment, and

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

15. Commitments and Contingencies (Continued)

certain pari-mutuel equipment, under operating leases. Future minimum payments under non-cancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2014 (in thousands):

	Shreveport Ground Lease	Other Leases
2015	$404	$1,884
2016	463	1,075
2017	463	602
2018	463	534
2019	463	470
Thereafter	20,249	3,200

	$22,505	$7,765

        Total rental expense under operating leases (exclusive of the Shreveport ground lease described below) was $2.3 million, $1.6 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Additional rent for land upon which the Eldorado Hotel Casino resides of $0.6 million in each of the years ended December 31, 2014, 2013 and 2012 was paid to C. S. & Y. Associates, a general partnership of which Carano is a general partner. This rental agreement expires June 30, 2027 and the rental payments are more fully described in Note 16, Related Parties.

        Eldorado Shreveport is party to a ground lease with the City of Shreveport for the land on which the casino was built. The lease had an initial term which ended December 20, 2010 with subsequent renewals for up to an additional 40 years. The base rental amount during the initial ten-year lease term was $0.5 million per year. The Louisiana Partnership has extended the lease for the first five-year renewal term during which the base annual rental is $0.4 million. The annual base rental payment will increase by 15% during each of the second, third, fourth and fifth five-year renewal terms with no further increases. The base rental portion of the ground lease is being amortized on a straight-line basis. In addition to the base rent, the lease requires percentage rent based on adjusted gross receipts to the City of Shreveport and payments in lieu of admission fees to the City of Shreveport and the Bossier Parish School Board. Expenses under the terms of the ground lease are as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Ground lease:
Base rent	$585	$585	$585
Percentage rent	1,336	1,400	1,483

	1,921	1,985	2,068

Payment in lieu of admissions fees and school taxes	$5,908	$6,154	$6,490

        Eldorado Shreveport previously leased retail space located across the street from the casino/hotel complex to unrelated retail tenants. Rental revenue for the year ended December 31, 2012 amounted

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

15. Commitments and Contingencies (Continued)

to $0.1 million and is included in other operating revenues on the accompanying consolidated statement of operations and comprehensive income. During the third quarter of 2012, Eldorado Shreveport donated this property to the City of Shreveport and recorded a charge of $0.8 million, which represented the net book value of the property as of the donation date.

        Bond Requirements.    Mountaineer is required to maintain bonds in the aggregate amount of $1.1 million for the benefit of the West Virginia Lottery Commission, Presque Isle Downs is required to maintain a slot machine payment bond for the benefit of the Commonwealth of Pennsylvania in the amount of $1.0 million and Scioto Downs is required to maintain a VLT license bond for the benefit of the Ohio Lottery Commission in the amount of $1.0 million. The bonding requirements have been satisfied via the issuance of surety bonds.

        Litigation.    We are a party to various lawsuits, which have arisen in the normal course of our business. Estimated losses are accrued for these lawsuits and claims when the loss is probable and can be estimated. The current liability for the estimated losses associated with those lawsuits is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.

        Ohio Gaming Referendum Challenge.    On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As interveners, we, along with four of the other racinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the Court of Common Pleas dismissed the case; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013 in the 10th District Court of Appeals. In March 2013, the Court of Appeals upheld the ruling. The decision of the Appeals Court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal. The Ohio Supreme Court temporarily stayed the appeal until it first ruled on a matter with similar procedural issues. A decision was issued on that case on June 10, 2014. Accordingly, along with the State Appellees, a motion to dismiss as improvidently granted was filed which was partially granted. The remaining propositions of law have been briefed by both parties and oral argument is scheduled for June 23, 2015.

        Environmental Remediation.    In October 2004, MTR Gaming acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with our acquisition of the International Paper site, MTR Gaming entered into a consent order and decree (the "Consent Order") with the PaDEP and International Paper insulating it from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, MTR Gaming sold approximately 205 acres to GEIDC which assumed primary responsibility for the remediation obligations under the Consent Order relating to the property

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

15. Commitments and Contingencies (Continued)

they acquired. However, MTR Gaming was advised by the PaDEP that it was not released from its liability and responsibility under the Consent Order. MTR Gaming also purchased an Environmental Risk Insurance Policy in the amount of $10.0 million with respect to the property, which expires in October 2015. Management believes the insurance coverage is in excess of any exposure that it may have in this matter.

        Regulatory Gaming Assessments.    The Pennsylvania Gaming Control Board (the "PGCB"), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the Borrowers"), were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the Borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of approximately $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of approximately $63.8 million.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (1) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (2) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. MTR Gaming has estimated that its total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although MTR Gaming cannot determine when payment will begin, it has considered a similar repayment model for the General Fund borrowings and estimated that its total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.2 million, which has been accrued in the accompanying consolidated balance sheet at December 31, 2014.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. The estimated total obligation at December 31, 2014 was $0.5 million and is accrued in the accompanying unaudited consolidated balance sheet. MTR Gaming paid approximately $0.1million during the 2014 period subsequent to the Merger Date.

        Agreements with Horsemen and Pari-mutuel Clerks.    The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a "proceeds agreement") with a representative of a

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

15. Commitments and Contingencies (Continued)

majority of the horse owners and trainers and with a representative of a majority of the pari-mutuel clerks. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2015. With respect to the Mountaineer pari-mutuel clerks, we have a labor agreement in force until November 30, 2015 and a proceeds agreement until April 14, 2015. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari-mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer's application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. Scioto Downs has the requisite agreement in place with the OHHA until December 31, 2023, with automatic two-year renewals unless either party requests re-negotiation pursuant to its terms. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen's Benevolent and Protective Association until May 1, 2019. With the exception of the respective Mountaineer, Presque Isle Downs and Scioto Downs horsemen's agreements and the agreement between Mountaineer and the pari-mutuel clerks' union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

        Presque Isle Downs, Inc. v Dwayne Cooper Enterprises, Inc. et al; Civil Action No. 10493-2009; Court of Common Pleas of Erie County, Pennsylvania.    On April 17, 2010, Presque Isle Downs, Inc. initiated legal action in the Court of Common Pleas of Erie County, Pennsylvania, against defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company ("Turner"), and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. ("RB") to recover damages arising out of failures of the surveillance system installed during the original construction of the casino facilities at Presque Isle Downs. DCE supplied and installed the surveillance system, RB acted as the project architect, and Turner served as the construction manager on the project. Shortly after Presque Isle Downs opened on February 28, 2007, it discovered that certain components of the surveillance system were defective, malfunctioning or missing. After efforts to remediate the deficiencies in the system were unsuccessful, it became necessary to replace certain components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs obtained a default judgment against DCE in the amount of $2.7 million. Efforts to enforce the judgment against DCE are ongoing but the assets of DCE appear to be modest and materially insufficient to pay the judgment. Any proceeds that may be received will be recorded as the amounts are realized. Defendant RB joined five additional vendors/subcontractors as additional defendants in the case. Each of the defendants and all but one of the additional defendants filed motions or objections requesting that the Court dismiss the claims against it. After these motions and objections were denied and the parties engaged in limited discovery, the parties agreed to submit the case to mediation. The mediation occurred on February 10, 2015, and resulted in an agreement under which the sum of $705,000.00 would be paid to Presque Isle Downs, Inc. in exchange for a general release of the defendants (except DCE) and the additional defendants. A draft settlement agreement has been prepared and is currently under review by all parties. It is anticipated that the settlement will be concluded and the case voluntarily dismissed by June 30, 2015.

        State ex rel. Walgate v. Kasich; Case No. 11 CV-10-13126; Court of Common Pleas Franklin County, Ohio. On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

15. Commitments and Contingencies (Continued)

Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As interveners, we, along with four of the other racinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the Court of Common Pleas dismissed the case; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013 in the 10th District Court of Appeals. In March 2013, the Court of Appeals upheld the ruling. The decision of the Appeals Court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal. The Ohio Supreme Court temporarily stayed the appeal until it first ruled on a matter with similar procedural issues. A decision was issued on that case on June 10, 2014. Accordingly, along with the State Appellees, a motion to dismiss as improvidently granted was filed which was partially granted. The remaining propositions of law have been briefed by both parties and oral argument is scheduled for June 23, 2015.

16. Related Parties

        Prior to the consummation of the Merger Resorts was party to a management agreement (the "Eldorado Management Agreement") with REI and HCM, pursuant to which REI and HCM (collectively, the "Managers") agreed to (a) develop strategic plans for Resorts' business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of Resorts, (c) establish and oversee the operation of financial accounting systems and controls and regularly review Resorts' financial reports, (d) provide planning, design and architectural services to Resorts and (e) furnish advice and recommendations with respect to certain other aspects of Resorts' operations. In consideration for such services, Resorts agreed to pay the Managers a management fee not to exceed 1.5% of Resorts' annual net revenues, not to exceed $600,000 per year. The current term of the Eldorado Management Agreement continues in effect until July 1, 2017, and the term will continue to be automatically extended for additional three-year periods until it is terminated by one of the parties. During each of the years 2014, 2013 and 2012, the Company paid management fees to REI and HCM in the aggregate amount of $0.5 million, $0.6 million, and $0.6 million, respectively. REI is beneficially owned by members of the Carano family and HCM is beneficially owned by members of the Poncia family. The Carano family and Poncia family hold significant ownership interests in ERI. Management fees were not paid subsequent to the consummation of the Merger. Subsequent to the consummation of the Merger, Donald L. Carano and Raymond J. Poncia received remuneration in the amount of $0.3 million and $0.2 million, respectively, for their services as consultants to ERI and its subsidiaries in lieu of the management fees previously paid under the terms of the Resorts' management agreement.

        As of December 31, 2014 and 2013, the Company's receivables from related parties amounted to $0.4 million $0.4 million, respectively. As of December 31, 2014 and 2013, the Company's payables to related parties amounted to $0.2 million and $0.2 million, respectively.

        In connection with the Merger, the Company advanced $5.0 million to MTR Gaming which was used to repurchase MTR Gaming common stock. The advance is included in investment in and advances to unconsolidated affiliates on the accompanying consolidated balance sheet at December 31,

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

16. Related Parties (Continued)

2014. Additionally, MTR Gaming reimbursed the Company $1.5 million in December 2014 for allocated corporate general and administrative costs incurred subsequent to the consummation of the Merger through December 31, 2014.

        Subsequent the Merger, the MTR Gaming properties began purchasing Eldorado Reno homemade pasta and other products for use in their restaurants. During the year ended December 31, 2014, MTR Gaming paid Eldorado Reno $29,000 for these products. Additionally, several Eldorado Reno restaurant chefs traveled to the MTR Gaming properties to provide services. Payroll and costs associated with these services were charged to the MTR Gaming properties and totaled $0.1 million during the period from the Merger Date through December 31, 2014. Additional reimbursements, in the ordinary course of business, were also charged between Eldorado Reno and MTR Gaming as a result of the Merger.

        The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates, a general partnership of which Carano is a general partner (the "CSY Lease"). The CSY Lease expires on June 30, 2027. Annual rent is equal to the greater of (1) $0.4 million or (2) an amount based on a decreasing percentage of the Eldorado's gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent pursuant to the CSY Lease amounted to approximately $0.6 million in each of the years ended December 31, 2014, 2013 and 2012. On May 30, 2011, the Company and C. S. & Y Associates entered into a fourth amendment to the CSY Lease. C. S & Y Associates agreed to execute and deliver the deeds of trust encumbering the approximately 30,000 square feet leased from C. S. & Y Associates on which a portion of Eldorado Reno is located as security for the Senior Secured Notes and the Secured Credit Facility. In exchange for this subordination, a fee of $0.1 million will be paid annually during the term of the Indenture. In each of the years 2014, 2013 and 2012, the Company paid $0.1 million to C. S. & Y Associates for this subordination.

        The Company from time to time leases an aircraft owned by REI, which indirectly owns 47% of Resorts, for use in operating the Company's business. In 2014, 2013 and 2012, lease payments for the aircraft totaled $0.6 million, $0.8 million and $0.8 million, respectively.

        The Company from time to time leases a yacht owned by Sierra Adventure Equipment, Inc., a limited liability company beneficially owned by REI, for use in operating the Company's business. In 2014, 2013 and 2012, lease payments for the yacht totaled approximately $2,500, $13,000 and $8,000, respectively.

        The Company occasionally purchases wine directly from the Ferrari Carano Winery, which is owned by REI and Carano. Wine purchases are sent directly to customers in appreciation of their patronage. In 2014, 2013 and 2012, the Company spent approximately $35,000, $1,000 and $23,000, respectively, for these products.

        Resorts owns the skywalk that connects the Silver Legacy with Eldorado Reno. The charges from the service provider for the utilities associated with this skywalk are billed to the Silver Legacy together with the charges for the utilities associated with the Silver Legacy. Such charges are paid to the service provider by Silver Legacy, and the Silver Legacy is reimbursed by Eldorado Reno for the portion of the

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

16. Related Parties (Continued)

charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during each year ended December 31, 2014, 2013 and 2012 totaled $0.1 million.

        In October 2005, the Silver Legacy began providing on-site laundry services for Eldorado Reno related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Reno to utilize this service, it is anticipated that the Silver Legacy will continue to provide these laundry services in the future. The Silver Legacy charges Eldorado Reno for labor and laundry supplies on a per unit basis which totaled $0.2 million, $0.1 million and $0.1 million, respectively, during the years ended December 31, 2014, 2013 and 2012.

        Since 1998, the Silver Legacy has purchased from Eldorado Reno homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that Silver Legacy will continue to make similar purchases in the future. For purchases of these products during each year ended December 31, 2014, 2013 and 2012, which are billed to Silver Legacy at cost plus associated labor, the Silver Legacy paid Eldorado Reno $0.1 million.

        In April 2008, the Silver Legacy and Eldorado Reno began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance, retail and engineering, of Eldorado Reno and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2014, 2013 and 2012, the Silver Legacy reimbursed Eldorado Reno $0.5 million, $0.6 million and $0.7 million, respectively, for Silver Legacy's allocable portion of the shared administrative services costs associated with the operations performed at Eldorado Reno and Eldorado Reno reimbursed the Silver Legacy $0.3 million in each year for Eldorado Reno's allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

17. Segment Information

        The following table sets forth, for the period indicated, certain operating data for our reportable segments. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company's principal operating activities occur in three geographic regions: Reno, Shreveport and the eastern states. The Company has aggregated its operating segments into three reportable segments: Eldorado Reno, Eldorado Shreveport and MTR Gaming (Merger Date through December 31, 2014).

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Revenues and expenses
Eldorado Reno:
Net operating revenues(a)	$105,945	$109,691	$109,090
Expenses, excluding depreciation and corporate	(95,542)	(96,685)	(96,485)
Corporate expense	(1,659)	—	—
(Loss) gain on sale or disposal of property	—	(14)	4
Equity in income (losses) of unconsolidated affiliates	2,705	3,355	(8,952)
Acquisition charges	(6,348)	(3,173)	—
Depreciation	(7,951)	(8,318)	(9,215)

Operating (loss) income—Eldorado Reno	$(2,850)	$4,856	$(5,558)

Eldorado Shreveport:
Net operating revenues	$133,960	$140,495	$148,650
Expenses, excluding depreciation, amortization(a)	(112,068)	(113,844)	(118,613)
Loss on sale or disposal of property	(84)	(212)	(202)
Depreciation and amortization	(8,403)	(8,713)	(8,436)

Operating income—Eldorado Shreveport	$13,405	$17,726	$21,399

MTR Gaming:
Net operating revenues	$124,168	$—	$—
Expenses, excluding depreciation, amortization and corporate	(103,816)	—	—
Loss on sale or disposal of property	—	—	—
Acquisition charges	(1,063)	—	—
Depreciation and amortization	(12,289)	—	—

Operating income—MTR Gaming	$7,000	$—	$—

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

17. Segment Information (Continued)

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Total Reportable Segments
Net operating revenues(a)	$364,073	$250,186	$257,740
Expenses, excluding depreciation, amortization(a)	(313,085)	(210,529)	(215,098)
Loss on sale or disposal of property	(84)	(226)	(198)
Equity in income (losses) of unconsolidated affiliates	2,705	3,355	(8,952)
Acquisition charges	(7,411)	(3,173)	—
Depreciation and amortization	(28,643)	(17,031)	(17,651)

Operating income—Total Reportable Segments	$17,555	$22,582	$15,841
Reconciliations to Consolidated Net Income (Loss):
Operating Income—Total Reportable Segments	$17,555	$22,582	$15,841

Unallocated income and expenses:
Interest income	18	16	14
Interest expense	(30,752)	(15,681)	(16,069)
Gain on extinguishment of debt of unconsolidated affiliate		11,980	—
Gain on termination of supplemental executive retirement plan assets of unconsolidated affiliate	715	—	—
Loss on early retirement of debt	(90)	—	(22)
Loss on property donation	—	—	(755)
Non-controlling interest	(103)	—	—
Provision for income taxes	(1,768)	—	—

Net (loss) income	$(14,425)	$18,897	$(991)

(a)
Before the elimination of $2.3 million, $3.0 million and $3.0 million of management and incentive fees received by Eldorado Reno and paid by Eldorado Shreveport for 2014, 2013 and 2012, respectively.

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Capital Expenditures
Eldorado Reno	$3,475	$3,520	$3,177
Eldorado Shreveport	3,273	3,893	6,004
MTR Gaming	3,816	—	—

Total	$10,564	$7,413	$9,181

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

17. Segment Information (Continued)

	As of December 31,
	2014	2013
	(in thousands)
Total Assets(a)
Eldorado Reno	$236,330	$252,066
Eldorado Shreveport	143,928	150,766
MTR Gaming	921,726	—
Eliminating entries(b)	(126,654)	(132,650)

Total	$1,174,869	$270,182

(a)
Total assets presented in this table are considered restricted under the Company's debt indenture agreements described in Note 9.

(b)
Reflects the following eliminations for the periods indicated:

Proceeds from Resorts Senior Secured Notes loaned to Eldorado Shreveport	$116,308	$118,038
Accrued interest on the above intercompany loan	418	418
Intercompany receivables/payables	130	91
Net investment in and advances to MTR Gaming	5,000	—
Net investment in and advances to Eldorado Shreveport	4,798	14,103

	$126,654	$132,650

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

18. Quarterly Data (Unaudited)

        The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2014 and 2013. The quarterly information only includes the operations of MTR Gaming from the Merger Date through December 31, 2014.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share amounts)
2014:
Revenues	$67,083	$72,725	$90,528	$179,936
Less—promotional allowances	(10,053)	(10,976)	(11,579)	(15,841)

Net revenues	57,030	61,749	78,949	164,095
Operating expenses	53,726	56,054	72,943	156,755
Operating income	1,552	6,775	2,778	6,450
Net (loss) income	$(2,333)	$2,909	$(4,064)	$(10,834)
Basic and diluted net income per common share	$(0.10)	$0.12	$(0.16)	$(0.23)
Weighted average shares outstanding—basic and diluted	23,311,492	23,311,492	26,075,022	46,441,249
2013:
Revenues	$72,607	$76,864	$74,950	$65,832
Less—promotional allowances	(10,428)	(11,036)	(11,319)	(10,284)

Net revenues	62,179	65,828	63,631	55,548
Operating expenses	55,448	57,301	57,283	54,528
Operating income	6,025	10,500	7,092	1,035
Net income	$2,087	$6,548	$3,184	$7,078
Basic and diluted net income per common share	$0.09	$0.28	$0.14	$0.30
Weighted average shares outstanding—basic and diluted	23,311,492	23,311,492	23,311,492	23,311,492

ELDORADO RESORTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period	Column C Additions(1)	Column D Deductions(2)	Column E Balance at End of Period
Year ended December 31, 2014:
Allowance for doubtful accounts	$1,379	$1,266	$56	$2,589
Year ended December 31, 2013:
Allowance for doubtful accounts	$1,605	$847	$1,073	$1,379
Year ended December 31, 2012:
Allowance for doubtful accounts	$2,373	$271	$1,039	$1,605

(1)
Amounts charged to costs and expenses, net of recoveries.

(2)
Uncollectible accounts written off, net of recoveries of $200,000, $28,000 and $48,000 in 2014, 2013 and 2012, respectively.