Form 10-Q
period 2015-03-31
Eldorado Resorts, Inc.
filed 2015-05-11
CIK 1590895

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

Commission File No. 001-36629

ELDORADO RESORTS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	46-3657681 (I.R.S. Employer Identification No.)

100 West Liberty Street, Suite 1150,
Reno, Nevada 89501
(Address of principal executive offices)

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

        The number of shares of the Registrant's Common Stock, $0.00001 par value per share, outstanding as of March 31, 2015 was 46,516,614.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED
March 31, 2015

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$71,913	$87,604
Restricted cash	8,357	5,734
Accounts receivable, net	5,608	7,112
Due from affiliates	312	362
Inventories	7,149	7,234
Prepaid expenses and other	8,632	9,447

Total current assets	101,971	117,493
Restricted cash	2,500	2,500
Investment in and advances to unconsolidated affiliates	13,491	14,009
Property and equipment, net	449,754	456,139
Gaming licenses and other intangibles, net	489,978	491,913
Non-operating real property	16,419	16,419
Goodwill	66,826	66,826
Other assets, net	9,513	10,031

Total assets	$1,150,452	$1,175,330

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations	$31	$32
Accounts payable	9,776	12,184
Interest payable	14,972	27,469
Income taxes payable	423	137
Accrued gaming taxes and assessments	8,560	12,998
Accrued payroll	10,389	9,441
Accrued other liabilities	27,716	26,788
Deferred income taxes	2,608	2,608
Due to affiliates	223	187

Total current liabilities	74,698	91,844
Long-term debt	776,090	778,827
Capital lease obligations, less current portion	1	3
Deferred income taxes	145,073	144,439
Other liabilities	8,542	8,595

Total liabilities	1,004,404	1,023,708

Stockholders' Equity:
Common stock, 100,000,000 shares authorized, 46,426,714 issued and outstanding, par value $0.00001	—	—
Paid-in capital	166,447	165,857
Accumulated deficit	(20,589)	(14,425)
Accumulated other comprehensive income	87	87

Stockholders' equity before non-controlling interest	145,945	151,519
Non-controlling interest	103	103

Total stockholders' equity	146,048	151,622

Total liabilities and stockholders' equity	$1,150,452	$1,175,330

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Casino	$147,662	$44,669
Pari-mutuel commissions	1,205	—
Food and beverage	22,182	14,347
Hotel	7,034	5,887
Other	4,726	2,180

	182,809	67,083
Less—promotional allowances	(15,358)	(10,053)

Net operating revenues	167,451	57,030

Expenses:
Casino	86,818	23,974
Pari-mutuel commissions	1,696	—
Food and beverage	11,921	7,021
Hotel	2,190	1,945
Other	2,867	1,649
Marketing and promotions	7,101	4,137
General and administrative	27,704	10,812
Depreciation and amortization	14,469	4,188

Total operating expenses	154,766	53,726
Gain on sale or disposal of property	1	—
Acquisition charges	(84)	(1,372)
Equity in losses of unconsolidated affiliates	(518)	(380)

Operating Income	12,084	1,552

Other Income (Expense):
Interest income	5	4
Interest expense	(17,237)	(3,889)

Total other expense	(17,232)	(3,885)

Net loss before income taxes	(5,148)	(2,333)
Provision for income taxes	(1,016)	—

Net loss	$(6,164)	$(2,333)

Net Loss per share of Common Stock:
Basic and Diluted	$(0.13)	$(0.10)

Weighted Average Number of Shares Outstanding
Basic and Diluted	46,494,638	23,311,492

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net Loss	$(6,164)	$(2,333)
Other Comprehensive Loss net of tax:
Other Comprehensive Loss	—	—

Comprehensive Loss, net of tax	$(6,164)	$(2,333)

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,164)	$(2,333)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization	14,469	4,188
Amortization of debt issuance costs and (premium) discount	(2,523)	214
Equity in losses of unconsolidated affiliates	518	380
Distributions from unconsolidated affiliate	—	191
Stock-based compensation expense	590	—
Gain on sale or disposal of property	(1)	—
Provision for (recoveries of) bad debts	116	(204)
Change in fair value of acquisition related contingencies	16	—
Provision for deferred income taxes	634	—
Change in operating assets and liabilities:
Accounts receivable	1,438	(33)
Inventories	85	(94)
Prepaid expenses and other	815	(214)
Accounts payable	(2,655)	100
Interest payable	(12,497)	3,622
Income taxes payable	286	—
Accrued and other liabilities and due to affiliates	(1,003)	527

Net cash (used in) provided by operating activities	(5,876)	6,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of payables	(7,495)	(502)
Proceeds from sale of property and equipment	2	—
Increase in restricted cash	(2,623)	—
Increase in other assets, net	304	17

Net cash used in investing activities	(9,812)	(485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	(1,000)
Principal payments on capital leases	(3)	(68)

Net cash used in financing activities	(3)	(1,068)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,691)	4,791
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,604	29,813

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,913	$34,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$32,238	$47
Payables for capital expenditures	247	275

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

        The accompanying unaudited consolidated financial statements include the accounts of Eldorado Resorts, Inc. ("ERI" or the "Company"), a Nevada corporation formed in September 2013, and its consolidated subsidiaries. As explained in greater detail in Note 2, ERI was formed in September 2013 to be the parent company following the merger of wholly owned subsidiaries of the Company into Eldorado HoldCo LLC ("HoldCo"), a Nevada limited liability company formed in 2009 that is the parent company of Eldorado Resorts LLC ("Resorts") and MTR Gaming Group, Inc. ("MTR Gaming"), a Delaware corporation incorporated in 1988 (the "Merger"). Effective upon the consummation of the Merger on September 19, 2014 (the "Merger Date"), HoldCo and MTR Gaming each became a wholly owned subsidiary of ERI and, as a result of such transactions, Resorts became an indirect wholly owned subsidiary of ERI. The Merger was accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States ("US GAAP"). As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The accompanying unaudited consolidated financial statements for periods prior to the Merger Date are those of HoldCo and its subsidiaries, and for periods subsequent to the Merger Date, include MTR Gaming and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

        Resorts also owns a 48.1% interest in the joint venture (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major themed hotel and casino situated between and seamlessly connected at the mezzanine level to the Eldorado Reno and Circus Circus-Reno, a hotel and casino owned and operated by Galleon, Inc. ("Galleon"), an indirect, wholly owned subsidiary of MGM Resorts International. Galleon owns 50% of the interests of the Silver Legacy Joint Venture. Pursuant to a Retained Interest Agreement, subject to regulatory approval, entered into in connection with the Merger (see Note 3), Resorts has the right to acquire the remaining 1.9% interest in the Silver Legacy from Eldorado Limited Liability Company ("ELLC"), a Nevada limited liability company, on the terms and conditions described therein.

        Resorts previously owned a 21.3% interest in Tamarack Crossing, LLC ("Tamarack"), a Nevada limited liability company that owned and operated Tamarack Junction, a casino in south Reno which commenced operations on September 4, 2001. On September 1, 2014, and as a condition to closing the Merger, Resorts distributed to HoldCo, and HoldCo subsequently distributed to its members on a pro rata basis, Resorts' interest in Tamarack. No gain or loss was recognized as a result of such distribution because the distribution was in the amount of the book value of Tamarack and totaled $5.5 million.

        MTR Gaming is a hospitality and gaming company with racetrack, gaming and hotel properties in West Virginia, Pennsylvania and Ohio. MTR Gaming, through its wholly owned subsidiaries, owns and operates Mountaineer Casino Racetrack & Resort in Chester, West Virginia ("Mountaineer"), Presque Isle Downs & Casino in Erie, Pennsylvania ("Presque Isle Downs") and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary, RacelineBet, Inc., also operates Racelinebet.com, a national

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Basis of Presentation (Continued)

account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

Basis of Presentation

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

        The executive decision makers of the Company review operating results, assess performance and make decisions on a "significant market" basis. Accordingly, the Company considers the Eldorado Reno, Eldorado Shreveport and MTR Gaming properties to be operating segments.

        These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, "Revenue from Contracts with Customers", which provides guidance for revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern" (Subtopic 205-40) which amends the current guidance in ASC Topic 205 by adding Subtopic 40. Subtopic 40 requires management to evaluate whether there are conditions or events that in aggregate would raise substantial doubt about an entity's ability to continue as a going concern for one year from the date the financial statements are issued or available to be issued. If substantial doubt existed, management would be required to make certain disclosures related to nature of the substantial doubt and under certain circumstances, how that substantial doubt would be mitigated. This amendment is effective for annual periods ending after December 15, 2016 and for subsequent interim and annual periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects, if any, adoption of this guidance will have on its consolidated financial statements.

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Basis of Presentation (Continued)

        In January 2015, the FASB issued ASU No. 2015-1, "Income Statement—Extraordinary and Unusual Items" (Subtopic 225-20) which eliminates the concept of accounting of Extraordinary Items, previously defined as items that are both unusual and infrequent, which were reported as a separate item on the income statement, net of tax, after income from continuing operations. The elimination of this concept is intended to simplify accounting for unusual items and more closely align with international accounting practices. This amendment is effective for annual periods ending after December 15, 2015 and for subsequent interim and annual periods thereafter. Early adoption is permitted. The Company believes the effects, if any, of the adoption of this guidance will not have a material impact on its consolidated financial statements.

        In February 2015, the FASB issued ASU No. 2015-2, "Consolidation: Amendments to the Consolidation Analysis" (Topic 810) which provides guidance to companies in evaluating whether certain legal entities should be included in their consolidated financial statements. This guidance is effective for annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company believes the effects, if any, of the adoption of this guidance will not have a material impact on its consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015 3, "Interest—Imputation of Interest" (Subtopic 835-30) which requires debt issuance costs be presented in the balance sheet as a direct reduction of the associated debt obligation, with the amortization of such costs being reported as a component of interest expense. The description of the debt obligation will also include the effective interest rate resulting from the amortization of debt issuance costs. This guidance is effective for annual periods beginning after December 15, 2015 and interim periods within such annual periods. Early adoption is permitted, including adoption in an interim period. The new guidance is to be adopted on a retrospective basis with appropriate disclosure reflecting a change in accounting principle. The Company believes the effects of the adoption of this guidance will not have a material impact on its consolidated financial statements.

Fair Value of Financial Instruments

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

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Basis of Presentation (Continued)

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

        Long-term Debt:    The 8.625% Senior Secured Notes due 2019 (the "Resorts Senior Secured Notes," see Note 7) and MTR Gaming 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "MTR Second Lien Notes", see Note 7) are classified as Level 2 based upon market inputs. The fair value of the Resorts Senior Secured Notes has been calculated based on management's estimates of the borrowing rates available as of March 31, 2015 and December 31, 2014 for debt with similar terms and maturities. The fair value of the MTR Second Lien Notes has been based on quoted market prices as of March 31, 2015.

        Acquisition-Related Contingent Considerations:    Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn-out provisions. We consider the acquisition related contingency's fair value measurement, which includes forecast assumptions, to be Level 3 within the fair value hierarchy. The fair value of the acquisition-related contingent consideration was based on its fair value as of the Merger Date.

        The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

	March 31, 2015 (unaudited)		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$71,913	$71,913	$87,604	$87,604
Restricted cash	8,357	8,357	8,234	8,234
Advance to Silver Legacy Joint Venture	—	5,067	—	4,911
Financial liabilities:
8.625% Resorts Senior Secured Notes	168,000	175,980	168,000	174,720
11.5% MTR Second Lien Notes	608,090	608,321	610,827	606,919
Acquisition-Related Contingent Considerations	546	546	524	524

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Basis of Presentation (Continued)

        The following table represents the change in acquisition-related contingent consideration liabilities during the period December 31, 2014 to March 31, 2015:

Balance as of December 31, 2014	$524
Amortization of present value discount(1)	16
Fair value adjustment for change in consideration expected to be paid(2)	6
Settlements	—

Balance as of March 31, 2015	$546

(1)
Changes in present value are included as a component of interest expense in the consolidated statements of operations.

(2)
Fair value adjustments for changes in earn-out estimates are recorded to indefinite-lived intangibles in the consolidated balance sheets.

Reclassifications

        Certain reclassifications, which have no effect on previously reported net loss, have been made to the unaudited consolidated statements of operations to conform to the 2015 presentation. Specifically, entertainment revenues ($0.7 million for the three months ended March 31, 2014) and entertainment expenses ($0.5 million for the three months ended March 31, 2014) have been reclassified from what was previously "Food, Beverage and Entertainment Revenues" and "Food, Beverage and Entertainment Expenses" to "Other Revenues" and "Other Expenses", respectively. Marketing and promotions costs have been reclassified to a separate line item from "Casino Expenses" ($3.5 million for the three months ended March 31, 2014) and from "General and Administrative Expenses" ($0.6 million for the three months ended March 31, 2014). Valet related expenses ($0.2 million for the three months ended March 31, 2014) have been reclassified to "Other Expenses" from "General and Administrative Expenses."

Note 2. Acquisition and Purchase Accounting

        The Merger has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under which HoldCo is considered the acquirer for accounting purposes.

Consideration Transferred

        The total consideration paid was $103.0 million. The purchase consideration in a reverse acquisition was determined with reference to the value of equity the accounting acquirer, HoldCo, would have had to issue to the owners of the accounting acquiree, MTR Gaming, to give them the same percentage interest in the combined entity. However, in a reverse acquisition between a public company as the legal acquirer and a private company as the accounting acquirer, the fair value of the legal acquirer's publicly traded stock generally was a more reliable determination of the fair value of the purchase consideration than the fair value of the accounting acquirer's untraded equity security, and, as such, was used in calculating the purchase consideration. Accordingly, the following table provides the calculation of the purchase price using the fair value of the outstanding common stock of

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition and Purchase Accounting (Continued)

MTR Gaming based on the closing stock price of $4.43 on the Merger Date, as well as a reconciliation of the total shares outstanding on the Merger Date.

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

(1)
The number of shares issued to members of HoldCo in the Mergers as merger consideration was determined pursuant to the terms of the Merger Agreement. The shares have been adjusted based upon the final review, as defined in the Merger Agreement. As a result, 25,290 escrow shares previously issued were returned to authorized and unissued prior to December 31, 2014.

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

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition and Purchase Accounting (Continued)

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

        Goodwill, the excess of the purchase price of acquiring MTR Gaming over the fair market value of the net assets acquired, in the amount of $66.8 million, was recorded as of the Merger Date. The Company considers the goodwill to represent benefits expected to be realized as a result of the Merger.

Pro Forma Information

        The following table includes the pro forma results for the three months ended March 31, 2014 which gives effect to the Merger as if it had occurred on January 1, 2013 and reflect proforma adjustments that are expected to have a continuing impact on the results of operations of the Company and are directly attributable to the Merger (amounts in thousands, except per share data):

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition and Purchase Accounting (Continued)

Three Months Ended March 31, 2014 (unaudited)
Net revenues	$171,858
Net loss	(3,127)
Net loss per common share:
Basic and diluted	$(0.07)
Weighted shares outstanding:
Basic and diluted	46,386,342

        These pro forma results do not necessarily represent the results of operations that would have been achieved if the Merger had taken place on January 1, 2013, nor are they indicative of the results of operations for future periods. The pro forma amounts include the historical operating results of the Company and MTR Gaming prior to the acquisition, with adjustments directly attributable to the Merger.

Note 3. Investment in Unconsolidated Affiliates

        Effective March 1, 1994, ELLC and Galleon, (each a "Partner" and, together, the "Partners"), entered into the Silver Legacy Joint Venture pursuant to a joint venture agreement (the "Original Joint Venture Agreement" and, as amended to date, the "Joint Venture Agreement") to develop the Silver Legacy. The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. Each partner owned a 50% interest in the Silver Legacy Joint Venture. The Company owns a direct or indirect 48.1% interest in the Silver Legacy Joint Venture. The noncontrolling interest's share of $103,000 in income earned prior to the Merger Date is reflected in the accompanying consolidated statements of operations.

        Under the Plan of Reorganization, each of Resorts through ELLC and Galleon retained its 50% interest in the Silver Legacy, but was required to advance $7.5 million to the Silver Legacy pursuant to a subordinated loan and provide credit support by depositing $5.0 million of cash into a bank account as collateral in favor of the lender under the Silver Legacy credit agreement. The $7.5 million note receivable from Resorts to the Silver Legacy was issued on November 16, 2012 with a stated interest rate of 5% per annum and a maturity date of May 16, 2018 and is included on the accompanying consolidated balance sheets in Investment in and Advances to Unconsolidated Affiliates at March 31, 2015 and December 31, 2014.

        In December 2014, Silver Legacy deposited $5.0 million of cash into a cash collateral account securing its obligations under its credit agreement, which reduced the credit support obligation of ELLC and Galleon to $2.5 million each and resulted in the return of $2.5 million of the $5.0 million of collateral that Resorts previously provided as credit support for Silver Legacy's obligations under its credit agreement. The collateral deposit is included as noncurrent restricted cash in the amount of $2.5 million in the accompanying consolidated balance sheets at March 31, 2015 and December 31, 2014.

        On December 16, 2013, the Silver Legacy Joint Venture entered into a new senior secured term loan facility totaling $90.5 million (the "Silver Legacy Credit Facility") to refinance its indebtedness under its then existing senior secured term loan and Silver Legacy Second Lien Notes. The Silver Legacy Credit Facility matures on November 16, 2017.

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Investment in Unconsolidated Affiliates (Continued)

        Equity in losses related to the Silver Legacy Joint Venture for the three months ended March 31, 2015 and 2014 amounted to $0.5 million and $0.7 million, respectively.

        Summarized information for the Company's investment in and advances to the Silver Legacy Joint Venture as of and for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	March 31, 2015	March 31, 2014
	(unaudited)
Beginning balance	$14,009	$13,081
Equity in losses of unconsolidated affiliate	(518)	(652)

Ending balance	$13,491	$12,429

        Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	March 31, 2015	December 31, 2014
	(unaudited)
Current assets	$30,994	$30,563
Property and equipment, net	188,747	190,592
Other assets, net	5,904	6,412

Total assets	$225,645	$227,567

Current liabilities	$18,549	$18,707
Long-term liabilities	88,634	89,322
Partners' equity	118,462	119,538

Total liabilities and partners' equity	$225,645	$227,567

        Summarized unaudited results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net revenues	$27,651	$27,577
Operating expenses	25,989	26,146

Operating income	1,662	1,431
Other expense	(2,738)	(2,737)

Net loss	$(1,076)	$(1,306)

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Other and Intangible Assets, net

        Other and intangible assets, net, consisted of the following amounts (in thousands):

	March 31, 2015	December 31, 2014
	(unaudited)
Goodwill	$66,826	$66,826

Gaming license (Indefinite-lived)	$482,074	$482,074
Trade names	6,700	6,700
Customer loyalty programs	4,800	4,800

	493,574	493,574
Accumulated amortization trade names	(1,025)	(547)
Accumulated amortization customer loyalty programs	(2,571)	(1,114)

Total goodwill and other intangible assets	$489,978	$491,913

Land held for development	$906	$906
Bond offering costs, 8.625% Resorts Senior Secured Notes	6,851	6,851
Other	5,050	5,354

	12,807	13,111
Accumulated amortization bond costs 8.625% Senior Secured	(3,294)	(3,080)

Total Other Assets, net	$9,513	$10,031

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

        Included in gaming licenses is the Eldorado Shreveport gaming license recorded at $20.6 million at both March 31, 2015 and December 31, 2014. The license represents an intangible asset acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate. Gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful life.

        Trade names are amortized on a straight-line basis over a 3.5 year useful life and the customer loyalty program is amortized on a straight-line basis over a one year useful life. Amortization expense with respect to trade names and the customer loyalty program amounted to $1.9 million for the three months ended March 31, 2015, which is included in depreciation and amortization in the accompanying unaudited consolidated statement of operations. There was no such amortization for the three months ended March 31, 2014. Based upon the amortizable intangible assets as of March 31, 2015, the estimated aggregate future amortization expense is $3.7 million for the remainder of 2015, $1.9 million for the year ended December 31, 2016, $1.9 million for the year ended December 31, 2017 and $0.4 million for the year ended December 31, 2018.

        Amortization of Resorts' bond costs is computed using the straight-line method, which approximates the effective interest method, over the term of the bonds, and is included in interest

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Other and Intangible Assets, net (Continued)

expense on the accompanying unaudited consolidated statements of operations. Amortization expense with respect to deferred financing costs amounted to $0.2 million for each of the three months ended March 31, 2015 and 2014. Such amortization expense is expected to be $0.7 million during the remainder of 2015, $0.9 million during each of the years ended December 31, 2016 through 2018 and $0.4 million during 2019.

Note 5. Income Taxes

        Prior to the Merger Date, the Company was taxed as a partnership under the Internal Revenue Code pursuant to which income taxes were primarily the responsibility of the partners. On September 18, 2014, as part of the Merger with MTR Gaming, the Company became a C corporation subject to federal and state corporate-level income taxes at prevailing corporate tax rates. The Company files a US federal tax return, and various state and local income tax returns. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2011.

        The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period. The Company is estimating its operating results will be at or about break-even, but incurs significant tax expense related to tax amortization of indefinite lived gaming licenses (i.e. Naked Credits) as noted below. This unusual circumstance may result in significant variations in the customary relationship between income tax expense and pretax accounting income in interim periods. The Company is applying the guidance of ASC 740-270-30-18 and applying the actual effective tax rate for the year to date operations as the best estimate of the annual effective tax rate.

        The income tax provision results in an effective tax rate that has an unusual relation to our pretax income (loss). This is due to the federal and state valuation allowances on deferred tax assets as discussed below.

        The difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on our deferred tax assets. As a result of net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as "Naked Credits"), the Company expects to continue to provide for a full valuation allowance against substantially all of our net federal and state deferred tax assets.

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

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Income Taxes (Continued)

        During the three months ended March 31, 2015, the Company's tax expense was $1.0 million. There was no income tax expense during the three months ended March 31, 2014 because the Company was a partnership for income tax purposes. As of March 31, 2015, there are no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

Note 6. Accrued and Other Liabilities

        Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
	(unaudited)
Accrued insurance and medical claims	$966	$1,273
Unclaimed chips	1,124	938
Accrued purses and track related liabilities	7,159	4,303
Accrued real estate and property taxes	1,741	2,578
Jackpot liabilities and other accrued gaming promotions	8,409	8,211
Construction project and equipment liabilities	736	2,333
Other	7,581	7,152

	$27,716	$26,788

Note 7. Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
	(unaudited)
Resorts:
8.625% Senior Secured Notes	$168,000	$168,000

MTR Gaming:
11.5% MTR Second Lien Notes	560,664	560,664
Unamortized premium	47,426	50,163

	608,090	610,827

Total Long-Term Debt	776,090	778,827
Less—Current portion	—	—

	$776,090	$778,827

        Scheduled maturities of long-term debt are $728.7 million in 2019.

Resorts' Debt Obligations

        On June 1, 2011, Resorts completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the "Resorts Senior Secured Notes"). Interest on the Resorts Senior Secured Notes

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt (Continued)

is payable semiannually each June 15 and December 15 to holders of record on the preceding June 1 or December 1, respectively.

        The indenture relating to the Resorts Senior Secured Notes contains various restrictive covenants, including limitations on the payment of dividends and other restricted payments, making additional investments, additional liens, transactions with affiliates, covenants imposing limitations on additional debt, dispositions of property, mergers and similar transactions. As of March 31, 2015, Resorts was in compliance with all of the covenants under the indenture relating to the Resorts Senior Secured Notes.

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

MTR Gaming Debt Obligations

        On August 1, 2011, MTR Gaming completed the offering of $565.0 million in aggregate principal amount of senior secured second lien notes (the "MTR Second Lien Notes") due August 1, 2019 at an issue price equal to 97% of the aggregate principal amount of the MTR Second Lien Notes. The MTR Second Lien Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

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

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt (Continued)

        The indenture governing the MTR Second Lien Notes contains a number of customary covenants, including limitations on the payment of distributions and other restricted payments, making additional investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. In addition, if the consolidated total debt ratio of MTR Gaming is equal to or greater than 4.0 to 1.0 and such offer is permitted pursuant to the terms of MTR Gaming's credit facilities, MTR Gaming is required to repay debt under its credit facility or make an offer to purchase MTR Second Lien Notes with the excess cash flow amounts (as such term is defined in the indenture governing the MTR Second Lien Notes). As of March 31, 2015, MTR Gaming was in compliance with the covenants under the indenture relating to the MTR Second Lien Notes.

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

        In October 2014, MTR Gaming repurchased $10 million in aggregate principal amount of its 11.5% MTR Second Lien Notes, at a price of $110.25 per $100 in principal amount of the purchased notes. The repurchase resulted in a $1.2 million annual savings in interest expense. After giving effect to the repurchase of the bonds in October 2014, the annual interest expense on the MTR Second Lien Notes approximates $64.5 million. Additionally, annual amortization of the premium on the MTR Second Lien Notes is $10.9 million.

Note 8. Earnings per Share

        The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the three months ended March 31, 2015 and 2014 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net loss available to common stockholders	$(6,164)	$(2,333)

Shares outstanding:
Weighted average shares outstanding	46,494,638	23,311,492

Net loss per common share:
Basic	$(0.13)	$(0.10)

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Earnings per Share (Continued)

        As the accounting acquirer in the Merger and in accordance with the applicable accounting guidance in ASC 805, for purposes of computing comparative earnings per share, the Company has presented the historical weighted average number of common shares outstanding multiplied by the exchange ratio established in the Merger Agreement (see Note 2) for the three months ended March 31, 2014. At the Merger Date, there were no dilutive securities outstanding.

Note 9. Commitments and Contingencies

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

        On April 17, 2010, Presque Isle Downs, Inc. initiated legal action in the Court of Common Pleas of Erie County, Pennsylvania, against defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company ("Turner"), and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. ("RB") to recover damages arising out of failures of the surveillance system installed during the original construction of the casino facilities at Presque Isle Downs. DCE supplied and installed the surveillance system, RB acted as the project architect, and Turner served as the construction manager on the project. Shortly after Presque Isle Downs opened on February 28, 2007, it discovered that certain components of the surveillance system were defective, malfunctioning or missing. After efforts to remediate the deficiencies in the system were unsuccessful, it became necessary to replace certain components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs obtained a default judgment against DCE in the amount of $2.7 million. Efforts to enforce the judgment against DCE are ongoing but the assets of DCE appear to be modest and materially insufficient to pay the judgment. Any proceeds that may be received will be recorded as the amounts are realized. Defendant RB joined five additional vendors/subcontractors as additional defendants in the case. Each of the defendants and all but one of the additional defendants filed motions or objections requesting that the Court dismiss the claims against it. After these motions and objections were denied and the parties engaged in limited discovery, the parties agreed to submit the case to mediation. The mediation occurred on February 10, 2015, and resulted in an agreement under which the sum of $0.7 million would be paid to Presque Isle Downs, Inc. in exchange for a general release of the defendants (except DCE) and the additional defendants. A draft settlement agreement has been prepared and is currently under review by all parties. It is anticipated the settlement will be concluded and the case voluntarily dismissed by June 30, 2015.

        On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As interveners, we, along with four of the other racinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the Court of Common Pleas dismissed the case; however, the

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Commitments and Contingencies (Continued)

plaintiffs filed an appeal and oral arguments were held on January 17, 2013 in the 10th District Court of Appeals. In March 2013, the Court of Appeals upheld the ruling. The decision of the Appeals Court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal. The Ohio Supreme Court temporarily stayed the appeal until it first ruled on a matter with similar procedural issues. A decision was issued on that case on June 10, 2014. Accordingly, along with the State Appellees, a motion to dismiss as improvidently granted was filed which was partially granted. The remaining propositions of law have been briefed by both parties and oral argument is scheduled for June 23, 2015.

Environmental Remediation

        In October 2004, we acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with our acquisition of the International Paper site, we entered into a consent order and decree (the "Consent Order") with the PaDEP and International Paper insulating us from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, we sold approximately 205 acres to GEIDC who assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired. However, we were advised by the PaDEP that we were not released from our liability and responsibility under the Consent Order. We also purchased an Environmental Risk Insurance Policy in the amount of $10.0 million with respect to the property, which expires in October 2015. We believe the insurance coverage is in excess of any exposure that we may have in this matter.

Regulatory Gaming Assessments

        The Pennsylvania Gaming Control Board (the "PGCB"), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the Borrowers"), were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the Borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of $63.8 million.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (1) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (2) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Commitments and Contingencies (Continued)

proportionate share of gross slot revenue. MTR Gaming has estimated that its total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although MTR Gaming cannot determine when payment will begin, it has considered a similar repayment model for the General Fund borrowings and estimated that its total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.2 million, which has been accrued in the accompanying consolidated balance sheets at March 31, 2015 and December 31, 2014.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. The estimated total obligation at March 31, 2015 and December 31, 2014 was $4.9 million and $0.5 million, respectively, and is accrued in the accompanying consolidated balance sheets. As of and during the three months ended March 31, 2015, our total estimated liability increased as a result of changes in the forecasted assumptions utilized in the model by $20,000 and was recognized in gaming operating expenses. MTR Gaming paid approximately $0.1 million during the three months ended March 31, 2015.

Note 10. Related Parties

        As of March 31, 2015, the Company's receivables and payables to related parties amounted to $0.3 million and $0.2 million, respectively. As of December 31, 2014, the Company's receivables and payables to related parties amounted to $0.4 million and $0.2 million, respectively. These amounts represent amounts related to shared services and other transactions in the ordinary course of business between Resorts and Silver Legacy.

Note 11. Segment Information

        The following table sets forth, for the period indicated, certain operating data for our reportable segments. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company's principal operating activities occur in three geographic regions: Reno, Shreveport and the eastern states. The Company has

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Segment Information (Continued)

aggregated its operating segments into three reportable segments: Eldorado Reno, Eldorado Shreveport and MTR Gaming.

	Three Months Ended March 31,
	2015	2014
	(in thousands, unaudited)
Revenues and expenses
Eldorado Reno
Net operating revenues(a)	$23,753	$23,166
Expenses, excluding depreciation	(21,322)	(22,483)
Corporate management fee	(384)	—
Acquisition charges	—	(1,372)
Equity in losses of unconsolidated affiliates	(518)	(380)
Depreciation	(1,932)	(2,028)

Operating loss—Eldorado Reno	$(403)	$(3,097)

Eldorado Shreveport
Net operating revenues	$34,634	$34,614
Expenses, excluding depreciation and amortization(a)	(27,516)	(27,805)
Corporate management fee	(496)	—
Depreciation and amortization	(1,919)	(2,160)

Operating income—Eldorado Shreveport	$4,703	$4,649

MTR Gaming
Net operating revenues	$109,064	$—
Expenses, excluding depreciation and amortization	(88,189)	—
Corporate management fee	(1,763)	—
Gain on sale or disposal of property	1	—
Acquisition charges	(84)	—
Depreciation and amortization	(10,539)	—

Operating income—MTR Gaming	$8,490	$—

Eldorado Corporate
Expenses, excluding depreciation and amortization(a)	$(3,270)	$—
Corporate management fee	2,643	—
Depreciation and amortization	(79)	—

Operating income—Eldorado Corporate	$(706)	$—

Total Reportable Segments
Net operating revenues(a)	$167,451	$57,780
Expenses, excluding depreciation and amortization(a)	(140,297)	(50,288)
Gain on sale or disposal of property	1	—
Acquisition charges	(84)	(1,372)
Equity in losses of unconsolidated affiliates	(518)	(380)
Depreciation and amortization	(14,469)	(4,188)

Operating income—Total Reportable Segments	$12,084	$1,552

Reconciliations to Consolidated Net Loss
Operating Income—Total Reportable Segments	$12,084	$1,552
Unallocated income and expenses:
Interest income	5	4
Interest expense	(17,237)	(3,889)
Provision for income taxes	(1,016)	—

Net loss	$(6,164)	$(2,333)

(a)
Excludes intercompany management fee revenues earned by Eldorado Reno and expensed by Eldorado Shreveport amounting to $0.8 million for the three months ended March 31, 2014.

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Segment Information (Continued)

	Three Months Ended March 31,
	2015	2014
	(in thousands, unaudited)
Capital Expenditures
Eldorado Reno	$1,389	$321
Eldorado Shreveport	620	181
MTR Gaming	5,486	—

Total	$7,495	$502

	As of March 31, 2015	As of December 31, 2014
	(unaudited)
	(in thousands)
Total Assets(a)
Eldorado Reno	$236,788	$236,330
Eldorado Shreveport	146,811	143,928
Eldorado Corporate	5,942	—
MTR Gaming	895,184	921,726
Eliminating and reclassification entries(b)	(134,273)	(126,654)

Total	$1,150,452	$1,175,330

(a)
Total assets presented in this table are considered restricted under the Company's indenture described in Note 7.

(b)
Reflects the following for the periods indicated:

Proceeds from Resorts Senior Secured Notes loaned to Eldorado Shreveport	$116,308	$116,308
Accrued interest on the above intercompany loan	2,926	418
Intercompany receivables/payables	3,344	130
Reclassification of noncurrent deferred tax assets	1,897	—
Net investment in and advances to MTR Gaming	5,000	5,000
Net investment in and advances to Eldorado Shreveport	4,798	4,798

	$134,273	$126,654

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

        Resorts owns and operates Eldorado Shreveport, a hotel and riverboat gaming complex that includes a 403-room, all suite, art deco-style hotel and a tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana ("Eldorado Shreveport") and the Eldorado Reno, a premier hotel, casino and entertainment facility in Reno, Nevada ("Eldorado Reno"). Resorts owns the Eldorado Shreveport indirectly through two wholly owned subsidiaries which own 100% of the partnership interests in the Eldorado Shreveport Joint Venture, a Louisiana general partnership ("Louisiana Partnership"). In addition, Resorts owns a 48.1% interest in a joint venture ("Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino ("Silver Legacy"), a major, themed hotel/casino connected via a skywalk to the Eldorado Reno. Resorts also previously owned a 21.3% interest in Tamarack Junction, a small casino in south Reno. On September 1, 2014, and as a condition to closing the Merger, Resorts distributed to HoldCo, and HoldCo subsequently distributed to its members on a pro rata basis, all of Resorts' interest in Tamarack. The distribution resulted in no gain or loss being recognized because the distribution was in the amount of $5.5 million, which was the book value of Tamarack.

        MTR Gaming is a hospitality and gaming company with racetrack, gaming and hotel properties in West Virginia, Pennsylvania and Ohio. MTR Gaming, through its wholly-owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia ("Mountaineer"), Presque Isle Downs & Casino in Erie, Pennsylvania ("Presque Isle Downs") and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

        ERI, HoldCo and MTR Gaming are collectively referred to as "we," "us," "our" or the "Company." The Merger closed on the "Merger Date" and has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States. As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The financial information included in this Item 2 for periods prior to the Merger Date are those of HoldCo and its subsidiaries. The presentation of information herein for periods prior to the Merger Date and after the Merger Date are not fully comparable because the results of operations for MTR Gaming are not included for periods prior to the Merger Date. Summary financial results of MTR Gaming for the three months ended March 31, 2014 are included in MTR Gaming's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission ("SEC").

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

Economic Impact

        The economic downturn and the uneven recovery from the downturn continue to adversely influence consumers' confidence, discretionary spending levels and travel patterns. High unemployment and the record number of home foreclosures experienced in the economic downturn, increased competition and volatility of the economy have had, and continue to have, a significant negative impact on the gaming and tourism industries, and, as a result, our operating performance over the past several years. In response to the impact of the economic downturn, increased competition and other market factors on our business, our management has implemented cost savings measures and will continue to review our operations to look for opportunities to further reduce expenses and maximize cash flows. While there has been some improvement in the economy, we believe the impact of the economic downturn and the continuing uneven recovery may continue to negatively affect our operating results for some period of time. We remain uncertain as to the duration and magnitude of the impact of such factors on our operations and the length and sustainability of the recovery from the economic downturn.

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

        Eldorado Reno.    A significant portion of our revenues and operating income are generated from patrons who are residents of northern California, and as such, our operations have been adversely impacted by the growth in Native American gaming in northern California.

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

        MTR Gaming.    All of our properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and eastern Ohio. We believe the expansion of gaming in Ohio, which includes casinos that opened in Cleveland in May 2012 and Columbus in October 2012 and additional casinos in Cincinnati and Toledo, as well as the installation of VLTs at existing horse race tracks near Cleveland, one of which opened in April 2013 and the other in December 2013 and the relocation of a racetrack to Austintown, Ohio, which opened in September 2014, will have a negative impact on our results of operations at all our properties and such impact may be material. In order to sustain our market share in the increased competitive environment, we continuously reevaluate our advertising strategies and promotional offers to our guests to ensure our reinvestment levels reflect the appropriate level of offerings to sustain our margins.

Major Bowling Tournaments in the Reno Market

        The National Bowling Stadium, located one block from Eldorado Reno, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno every year through 2018 except for 2017. It has also been selected to host ten United States Bowling Congress ("USBC") tournaments from 2019 through 2026. During this period, two of the ten USBC Tournaments may be held in the same year. Through a one-time agreement, the National Bowling Stadium hosted the USBC Open Tournament in Reno in 2014; usually an off-year for Reno. Historically, these multi-month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Eldorado Reno. The USBC Tournaments returned to Reno in 2014 and brought approximately 62,000 bowlers to the Reno area during the 2014 tournament period which began on February 28th and continued through July 12th. The USBC Tournament is expected to attract approximately 16,000 women bowlers to the Reno market from March to July in 2015.

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

Summary Financial Results

Three Months March 31, 2015 Compared to the Three Months Ended March 31, 2014

        The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended March 31,
			Percent Change
	2015	2014
Net operating revenues	$167,451	$57,030	193.6%
Operating expenses	154,766	53,726	188.1%
Equity in losses of unconsolidated affiliates	(518)	(380)	(36.3)%
Operating income	12,084	1,552	678.6%
Net loss	(6,164)	(2,333)	(164.2)%

        Net Operating Revenues.    MTR Gaming contributed $109.1 million of net operating revenues for the three months ended March 31, 2015, consisting primarily of casino revenues. Including the incremental MTR Gaming revenues, net operating revenues increased 193.6% for the three months ended March 31, 2015 compared to the same prior year period. Excluding incremental MTR Gaming revenues, consolidated net operating revenues increased 2.4% for the three months ended March 31, 2015 compared to the same prior year period primarily due to improvements in casino revenues at both Eldorado Reno and Eldorado Shreveport.

        Equity in Losses of Unconsolidated Affiliates.    Losses from our unconsolidated affiliates, the Silver Legacy Joint Venture and our former unconsolidated affiliate, Tamarack, increased $0.1 million for the three months ended March 31, 2015 compared to the same prior year period. Resorts' interest in Tamarack was disposed of on September 1, 2014.

        Operating Income and Net Loss.    Consolidated operating income and net loss includes operating income and a net loss of $8.5 million and $7.8 million, respectively, attributable to MTR Gaming for the three months ended March 31, 2015. Excluding operating income attributable to MTR Gaming, consolidated operating income increased $2.0 million during the three months ended March 31, 2015 compared to the same prior year period and was favorably impacted by the absence of acquisition charges and improved operating margins at Eldorado Reno.

Revenues

        The following table highlights our sources of net operating revenues (dollars in thousands):

	Three Months Ended March 31,
			Percent Change
	2015	2014
Casino:
Eldorado Reno	$14,429	$12,866	12.1%
Eldorado Shreveport	31,924	31,803	0.4%
MTR Gaming	101,309	—	100.0%

Total	147,662	44,669	230.6%

Pari-mutuel commissions—MTR Gaming	1,205	—	100.0%

Food and beverage:
Eldorado Reno	7,665	7,866	(2.6)%
Eldorado Shreveport	6,800	6,481	4.9%
MTR Gaming	7,717	—	100.0%

Total	22,182	14,347	19.5%

Hotel:
Eldorado Reno	3,802	3,755	1.3%
Eldorado Shreveport	2,084	2,132	(2.3)%
MTR Gaming	1,148	—	100.0%

Total	7,034	5,887	19.5%

Other:
Eldorado Reno	1,480	1,391	6.4%
Eldorado Shreveport	782	789	(0.9)%
MTR Gaming	2,464	—	100.0%

Total	4,726	2,180	116.8%

Promotional allowances:
Eldorado Reno	(3,623)	(3,462)	4.7%
Eldorado Shreveport	(6,956)	(6,591)	5.5%
MTR Gaming	(4,779)	—	100.0%

Total	(15,358)	(10,053)	52.8%

        Casino Revenues.    MTR Gaming contributed $101.3 million of casino revenues for the three months ended March 31, 2015 consisting primarily of net win from slot operations, table games and poker. As a result, consolidated casino revenues increased 230.6% for the three months ended March 31, 2015 compared to the same prior year period.

        Consolidated casino revenues, excluding MTR Gaming casino revenues, increased 3.8% for the three months ended March 31, 2015 compared to the same prior year period. The increase in casino revenues at Eldorado Reno of 12.1% was primarily due to increases in slot handle and table games drop in addition to a higher table games hold percentage. Casino revenues increased 0.4% at Eldorado Shreveport for the three months ended March 31, 2015 compared to the same prior year period due to growth in slot handle and net slot revenues. Although table games drop also increased for the three months ended March 31, 2015 compared the same prior year period, the increase in volume was more than offset by a decrease in the table games hold percentage, resulting in an overall decrease in table games revenues for the three months ended March 31, 2015 compared to the same prior year period.

        Pari-mutuel Commissions.    MTR Gaming contributed $1.2 million of pari-mutuel commissions for the three months ended March 31, 2015.

        Food and Beverage Revenues.    MTR Gaming contributed $7.7 million of food and beverage revenues for the three months ended March 31, 2015. As a result, consolidated food and beverage revenues increased 19.5% for the three months ended March 31, 2015 compared to the same prior year period.

        Consolidated food and beverage revenues, excluding MTR Gaming food and beverage revenues, increased by less than 1.0% for the three months ended March 31, 2015 compared to the same prior year period. Food and beverage revenues decreased 2.6% at Eldorado Reno mainly due to declines in beverage revenues associated with the closure of Bubinga nightclub which reopened in February of 2015 as NoVi subsequent to its remodel and rebranding. This decline in beverage revenues was partially offset by an increase in food revenues for the three months ended March 31, 2015 compared to the same prior year period. This increase was primarily due to growth in our average check price as a result of selective price increases in Eldorado Reno's restaurants partially offset by a decrease in customer counts. Food and beverage revenues increased 4.9% at Eldorado Shreveport for the three months ended March 31, 2015 compared to the same prior year period due to higher complimentary revenues and selective price increases.

        Hotel Revenues.    MTR Gaming contributed $1.1 million of hotel revenues for the three months ended March 31, 2015. As a result, consolidated hotel revenues increased 19.5% for the three months ended March 31, 2015 compared to the same prior period.

        Consolidated hotel revenues, excluding MTR Gaming hotel revenues, remained flat for the three months ended March 31, 2015 compared to the same prior year period. Hotel revenues at Eldorado Reno rose 1.3% primarily due to increases in the ADR from $66.74 for the three months ended March 31, 2014 compared to $67.42 for the three months ended March 31, 2015 as a result of an increase in the resort fee. Eldorado Reno's hotel occupancy was 74.5% for the three months ended March 31, 2015 and 2014. Hotel revenues at Eldorado Shreveport decreased 2.3% due to a decline in the ADR to $63.02 for the three months ended March 31, 2015 from $66.16 for the three months ended March 31, 2014 due to a highly competitive market. This decline in ADR was partially offset by improvement in the occupancy rate to 91.2% for the three months ended March 31, 2015 from 88.8% for the three months ended March 31, 2014.

        Other Revenues.    Other revenues are comprised of revenues generated by our retail outlets, entertainment venues and other miscellaneous items. MTR Gaming contributed $2.5 million of other revenues for the three months ended March 31, 2015. As a result, consolidated other revenues increased 116.8% for the three months ended March 31, 2015 compared to the same prior year period.

        Consolidated other revenues, excluding MTR Gaming other revenues, increased 3.8% for the three months ended March 31, 2015 compared to the same prior year period. Other revenues at Eldorado Reno increased 6.4% during the three months ended March 31, 2015 compared to the same prior year period primarily due to increased entertainment revenues in the Eldorado Reno theatre in the current period, and to a lesser extent, improved retail revenues. Other revenues decreased by less than 1.0% at Eldorado Shreveport during the three months ended March 31, 2015 compared to the same prior year period due to lower retail sales, which were partially offset by improved spa and ATM commission revenues.

        Promotional Allowances.    Consolidated promotional allowances, expressed as a percentage of casino revenues, decreased to 10.4% for the three months ended March 31, 2015 compared to 22.5% for the same prior year period; however, the total consolidated promotional allowances incurred increased 52.8%. MTR Gaming's promotional allowances represented 4.7% of its casino revenues for the three months ended March 31, 2015. Promotional allowances at Eldorado Reno increased 4.7% for the three months ended March 31, 2015 compared to the same prior year period reflecting an increase in Eldorado Reno's casino direct mail program. Promotional allowances increased 5.5% for the three months ended March 31, 2015 compared to the same prior year period at Eldorado Shreveport in conjunction with the increases in casino volume and as a result of an aggressive direct mail campaign combined with revisions to the players' club program. Management actively reviews the effectiveness of its promotions and direct mail programs to expand successful promotions while eliminating or reducing less profitable promotions. Promotional activities reflect our efforts to maintain ERI's share of the gaming markets in which it operates in an effort to mitigate the impact of increasing competition.

Operating Expenses

        The following table highlights our operating expenses (dollars in thousands):

	Three Months Ended March 31,
			Percent Change
	2015	2014
Casino:
Eldorado Reno	$6,586	$6,142	7.2%
Eldorado Shreveport	17,999	17,832	0.9%
MTR Gaming	62,233	—	100.0%

Total	86,818	23,974	262.1%

Pari-mutuel commissions—MTR Gaming	1,696	—	100.0%

Food and beverage:
Eldorado Reno	5,272	5,565	(5.3)%
Eldorado Shreveport	1,347	1,456	(7.5)%
MTR Gaming	5,302	—	100.0%

Total	11,921	7,021	69.8%

Hotel:
Eldorado Reno	1,586	1,635	(3.0)%
Eldorado Shreveport	267	310	(13.9)%
MTR Gaming	337	—	100.0%

Total	2,190	1,945	12.6%

Other:
Eldorado Reno	1,328	1,298	2.3%
Eldorado Shreveport	358	351	2.0%
MTR Gaming	1,181	—	100.0%

Total	2,867	1,649	73.9%

Marketing and promotions	7,101	4,137	71.6%
General and administrative	27,704	10,662	159.8%
Management fee	—	150	(100.0)%
Depreciation and amortization	14,469	4,188	245.5%

        Casino Expenses.    MTR Gaming incurred $62.2 million of casino expenses for the three months ended March 31, 2015. As a result, consolidated casino expenses increased 262.1% for the three months ended March 31, 2015 compared to the same prior year period.

        Casino expenses, excluding MTR Gaming casino expenses, increased 2.5% during the three months ended March 31, 2015 compared to the same prior year period. Casino expenses at Eldorado Reno increased 7.2% for the three months ended March 31, 2015 compared to the same prior year period primarily reflecting the increase in departmental variable costs, including taxes, associated with the increase in the revenues. Casino expenses at Eldorado Shreveport increased less than 1.0% during the three months ended March 31, 2015 compared to the same prior year period primarily as a result of higher gaming taxes, slot parts expense and leased machine fees.

        Pari-mutuel Expense.    MTR Gaming incurred $1.7 million of pari-mutuel expense for the three months ended March 31, 2015.

        Food and Beverage Expenses.    MTR Gaming incurred $5.3 million of food and beverage expenses for the three months ended March 31, 2015. As a result, consolidated food and beverage expenses increased 69.8% for the three months ended March 31, 2015 compared to the same prior period.

        Food and beverage expenses, excluding MTR Gaming food and beverage expenses, decreased 5.7% for the three months ended March 31, 2015 compared to the same prior year period. Eldorado Reno food expenses decreased during the current period due to lower cost of sales combined with lower payroll expenditures, while beverage expenses decreased primarily as a result of the closure of our nightclub, Bubinga. Despite a 4.9% increase in food and beverage revenues, food and beverage expenses decreased 7.5% at Eldorado Shreveport for the three months ended March 31, 2015 compared to the same prior year period. Cost of food and beverage sales, as a percentage of associated revenues, both declined during the three months ended March 31, 2015 compared to the same prior year period due to the implementation of selective menu price increases combined with successful efforts to control food and beverage costs of product.

        Hotel Expenses.    MTR Gaming incurred $0.3 million of hotel expenses for the three months ended March 31, 2015. As a result, consolidated hotel expenses increased 12.6% for the three months ended March 31, 2015 compared to the same prior year period.

        Hotel expenses, excluding MTR Gaming hotel expenses, decreased 4.7% for the three months ended March 31, 2015 compared to the same prior year period. Hotel expenses at Eldorado Reno decreased 3.0% mainly due to decreased expenses associated with lower convention sales combined with efforts to control other variable costs including laundry and supplies. For the three months ended March 31, 2015 compared to the same prior year period, hotel expenses at Eldorado Shreveport decreased 13.9% as additional costs associated with higher occupancy were more than offset by decreases in payroll and other departmental variable costs.

        Other Expenses.    Other expenses are comprised of expenses associated with sales at our retail outlets, entertainment venues and other miscellaneous items. MTR Gaming incurred $1.2 million of other expenses for the three months ended March 31, 2015. As a result, consolidated other expenses increased 73.9% for the three months ended March 31, 2015 compared to the same prior year period.

        Other expenses, excluding MTR Gaming other expenses, increased 2.2% for the three months ended March 31, 2015 compared to the same year period. Other expenses at Eldorado Reno increased 2.3% for the three months ended March 31, 2015 compared to the same prior year period reflecting the increase in other revenues. Other expenses at Eldorado Shreveport increased 2.0% despite flat other revenues mainly due to higher retail costs, as a percentage of retail revenues, during the current period.

        Marketing and Promotional Expenses.    MTR Gaming incurred $3.3 million of marketing and promotion expenses for the three months ended March 31, 2015. As a result, consolidated marketing and promotion expenses increased 71.6% for the three months ended March 31, 2015 compared to the same prior year period.

        Excluding MTR Gaming, marketing and promotional expenses decreased 7.0% for the three months ended March 31, 2015 compared to the same period in the prior year due to efforts to reduce advertising spend at Eldorado Reno during the current period along with reductions in promotional offers at both properties.

        General and Administrative Expenses and Management Fees.    MTR Gaming incurred $16.0 million of general and administrative expenses for the three months ended March 31, 2015. As a result,

consolidated general and administrative expenses increased 159.8% during the three months ended March 31, 2015 compared to the same prior year period.

        Excluding MTR Gaming, general and administrative expenses increased 10.3% during the three months ended March 31, 2015 compared to the same prior year period due to increases in professional services and additional payroll associated with the Merger.

        Historically, we paid management fees to Recreational Enterprises, Inc. ("REI") and Hotel Casino Management, Inc. ("HCM"), affiliates of the Company. For the three months ended March 31, 2014, we paid $0.2 million in management fees to REI and HCM.

        Depreciation and Amortization Expense.    MTR Gaming incurred $10.5 million of depreciation expense for the three months ended March 31, 2015. As a result, depreciation and amortization expense increased 245.5% for three months ended March 31, 2015 compared to the same prior year period.

        Depreciation and amortization expense decreased 8.0% for the three months ended March 31, 2015 compared to the same prior year period at Eldorado Reno and Eldorado Shreveport as more assets became fully depreciated.

Acquisition Charges

        During the three months ended March 31, 2015 and 2014, we incurred $0.1 million and $1.4 million, respectively, in acquisition charges in connection with the Merger. The amounts were expensed in accordance with the applicable accounting guidance for business combinations.

Interest Expense, net

        MTR Gaming incurred $13.4 million of interest expense for the three months ended March 31, 2015. This incremental expense offset a $0.1 million decline in Resorts' interest expense for the three months ended March 31, 2015 compared to the same prior year period due to a reduction in the balance outstanding under Resorts' credit facility which matured on May 30, 2014 and was not renewed.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Adjusted EBITDA for the Three Months Ended March 31, 2015 and 2014

        Adjusted EBITDA (defined below), a non GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non GAAP supplemental information will be helpful in understanding the Company's ongoing operating results. Adjusted EBITDA represents (losses) earnings before interest expense (income), income tax expense (benefit), depreciation and amortization, corporate management fee, (loss) gain on the sale or disposal of property, other regulatory gaming assessment costs, loss on asset impairment, acquisition/strategic transaction costs to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with U.S. GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

        The following table summarizes our net revenues and Adjusted EBITDA for our operating segments for the three months ended March 31, 2015 and 2014, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP (unaudited, in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited, in thousands)
Net Revenues:
Eldorado Reno(1)	$23,753	$22,416
Eldorado Shreveport	34,634	34,614

Resorts Total Net Revenues	58,387	57,030
MTR Gaming	109,064	114,828

Total Net Revenues	$167,451	$171,858

Adjusted EBITDA:
Eldorado Reno	$2,431	$(67)
Eldorado Shreveport(1)	7,118	7,559

Eldorado Total Adjusted EBITDA	9,549	7,492
Corporate(2)	(3,570)	(2,407)
MTR Gaming(2)(3)	21,745	23,360

Combined Adjusted EBITDA(4)	$27,724	$28,445

Eldorado Reno:
Net loss(1)	$(1,067)	$(5,051)
Interest expense, net of interest income	1,182	1,204
Benefit for income taxes	(518)	—
Depreciation and amortization	1,932	2,028
Equity in losses of unconsolidated affiliates	518	380
Corporate management fee	384	—
Acquisition charges	—	1,372

Adjusted Eldorado Reno EBITDA	$2,431	$(67)

Eldorado Shreveport:
Net income(1)	$2,051	$2,718
Interest expense, net of interest income	2,652	2,681
Depreciation and amortization	1,919	2,160
Corporate management fee	496	—

Adjusted Eldorado Shreveport EBITDA	$7,118	$7,559

Corporate(2):
Net loss	$(7,667)	$(20,764)
Interest expense, net of interest income	13,382	17,370
Benefit for income taxes	(9,172)	—
Corporate management fee	(880)	—
Depreciation	93	10
(Gain) loss on sale or disposal of property	—	1
Stock-based compensation expense	590	455
Acquisition costs	84	521

Adjusted Corporate EBITDA	$(3,570)	$(2,407)

	Three Months Ended March 31,
	2015	2014
	(unaudited, in thousands)
MTR Gaming(3):
Net income(2)	$519	$14,551
Interest expense, net of interest income	16	18
Provision for income taxes	10,706	1,017
Depreciation and amortization	10,525	7,774
Other regulatory gaming assessments	(20)	(17)
(Gain) loss on sale or disposal of property	(1)	17

Adjusted MTR Gaming EBITDA	$21,745	$23,360

(1)
Excludes intercompany management fee revenues earned by Eldorado Reno and expensed by Eldorado Shreveport amounting to $0.8 million for the three months ended March 31, 2014.

(2)
Includes corporate expenses subsequent to the Merger Date related to ERI totaling $1.5 million, excluding stock-based compensation expense of $0.6 million, and MTR Gaming's corporate expenses totaling $2.7 million for the three months ended March 31, 2015 and MTR Gaming's corporate expenses totaling $2.9 million, excluding stock-based compensation expense of $0.5 million, for the three months ended March 31, 2014.

(3)
Information for MTR Gaming for periods prior to the Merger are based on MTR Gaming's Quarterly Report on Form 10-Q for the three months ended March 31, 2014 as filed with the SEC. Adjusted MTR Gaming EBITDA excludes corporate expense as noted above.

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

        We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties and servicing our outstanding indebtedness. During the remainder of 2015, we plan to spend approximately $21.7 million, net of reimbursements from West Virginia, on qualified capital expenditures and approximately $46.8 million to pay interest on the Resorts Senior Secured Notes and MTR Second Lien Notes. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the foreseeable future; however, we cannot provide assurance that operating cash flows will be sufficient to do so and we cannot be sure that we will be able to refinance our outstanding debt prior to its maturity in 2019 on terms that we find acceptable, or at all.

        At March 31, 2015, our consolidated cash and cash equivalents, excluding restricted cash, of $71.9 million, $29.5 million of which was held by Resorts, $39.8 million of which was held by MTR Gaming and $2.6 million of which was held by ERI.

        ERI is a holding company and its only significant assets are ownership interests in its subsidiaries, HoldCo and MTR Gaming. ERI's ability to fund its obligations depends on the cash flow of its subsidiaries and the ability of its subsidiaries to distribute or otherwise make funds available to ERI. The agreements governing the indebtedness of Resorts limit its ability to distribute or otherwise make funds available to ERI or MTR Gaming and its subsidiaries and the agreements governing indebtedness of MTR Gaming limit its ability to distribute or otherwise make funds available to ERI or HoldCo and its subsidiaries, including Resorts. The ability of Resorts and MTR Gaming to make funds available to ERI and each other will also depend on, among other things, their earnings, business and tax considerations and applicable laws, including regulations of gaming and racing authorities and state laws regulating the payment of dividends and distributions. Such limitations could adversely impact the liquidity of ERI, HoldCo, MTR Gaming and their respective subsidiaries.

        Operating Cash Flow.    For the three months ended March 31, 2015, we used cash flows from operating activities of $5.9 million compared to $6.3 million provided by operating activities during the same prior year period. The decrease in operating cash was primarily due to various changes in balance sheet accounts in conjunction with the Merger along with changes in the balance sheet accounts in the normal course of business.

        Investing Cash Flow.    Net cash flows used in investing activities totaled $9.8 million for the three months ended March 31, 2015 compared to $0.5 million for the same prior year period. Net cash flows used in investing activities for 2015 primarily consisted of $7.5 million in capital expenditures for various renovation projects and equipment purchases and an increase of $2.6 million in restricted cash at the MTR Gaming properties due to an increase in funds related to horsemen's fines and simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs.

        Financing Cash Flow.    Net cash flows used in financing activities for the three months ended March 31, 2015 totaled $0.3 million representing capital lease payments compared to $1.1 million for the three months ended March 31, 2014 primarily resulting from a $1.0 payment on the Resorts credit facility which was subsequently terminated in May 2014.

Capital Expenditures

        During the three months ended March 31, 2015, additions to property and equipment, primarily slot machines, and other capital projects, aggregated $7.5 million, which included $1.4 million at Eldorado Reno, $0.6 million at Eldorado Shreveport and $5.5 million at the MTR Gaming properties.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission in an amount equal to $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. Mountaineer did not receive any reimbursements during the three months ended March 31, 2015. As of March 31, 2015, Mountaineer remains eligible for approximately $6.5 million under annual modernization fund grants that expire in varying dates through June 30, 2016. We can make no assurances we will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration.

        We anticipate spending on capital expenditures during the remainder of 2015 to be approximately $25.6 million, or $21.7 after anticipated reimbursements from West Virginia on qualified capital expenditures.

Debt Obligations

        Resorts' Debt Obligations.    On June 1, 2011, Resorts completed the issuance of $180 million of 8.625% Senior Secured Notes due June 15, 2019 (the "Resorts Senior Secured Notes"). Interest on the Resorts Senior Secured Notes is payable semiannually each June 15 and December 15 to holders of record on the preceding June 1 or December 1, respectively.

        The indenture relating to the Resorts Senior Secured Notes contains various restrictive covenants, including limitations on the payment of dividends and other restricted payments, making additional investments, additional liens, transactions with affiliates, covenants imposing limitations on additional debt, dispositions of property, mergers and similar transactions. As of March 31, 2015, we were in compliance with all of the covenants under the indenture relating to the Resorts Senior Secured Notes.

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

        MTR Gaming Debt Obligations.    On August 1, 2011, MTR Gaming completed the offering of $565.0 million in aggregate principal amount of senior secured second lien notes (the "MTR Second Lien Notes") due August 1, 2019 at an issue price equal to 97% of the aggregate principal amount of the MTR Second Lien Notes. The MTR Second Lien Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

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

        The indenture governing the MTR Second Lien Notes contains a number of customary covenants, including limitations on the payment of distributions and other restricted payments, making additional investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. In addition, if the consolidated total debt ratio of MTR Gaming is equal to or greater than 4.0 to 1.0 and such offer is permitted pursuant to the terms of MTR Gaming's credit facilities, MTR Gaming is required to repay debt under its credit facility or make an offer to purchase MTR Second Lien Notes with the excess cash flow amounts (as such term is defined in the indenture governing the MTR Second Lien Notes). As of March 31, 2015, MTR Gaming was in compliance with the covenants under the indenture relating to the MTR Second Lien Notes.

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

        In October 2014, we repurchased $10 million in aggregate principal amount of 11.5% MTR Second Lien Notes, at a price of $110.25 per $100 in principal amount of the purchased notes. The repurchase resulted in a $1.2 million annual savings in interest expense. After giving effect to the repurchase of the bonds in October 2014, the annual interest expense on the MTR Second Lien Notes is $64.5 million. Additionally, annual amortization of the premium on the MTR Second Lien Notes is $10.9 million.

Contractual Obligations

        There have been no material changes during the three months ended March 31, 2015 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Other Liquidity Matters

        The Pennsylvania Gaming Control Board (the "PGCB"), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the Borrowers"), were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the Borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of $63.8 million.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.2 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.2 million, which has been accrued in our consolidated balance sheets at March 31, 2015 and December 31, 2014.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at March 31, 2015 was $4.9 million and is accrued in the respective accompanying consolidated balance sheets. The Company paid $0.1 million during the three months ended March 31, 2015.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part II, Item 1. "Legal Proceedings" and Note 9 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

        Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2014. Management believes that there have been no material changes since December 31, 2014. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Off-Balance Sheet Arrangements

        We are not party to any off-balance sheet arrangements.

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

  •
  The intense competition to attract and retain management and key employees in the gaming industry; and

  •
  The other factors set forth in Part I, Items 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements, of which there are none outstanding at March 31, 2015.

        The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, during the three months ended March 31, 2015.

ITEM 4.    CONTROLS AND PROCEDURES.

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

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report. They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

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

        Presque Isle Downs, Inc. v Dwayne Cooper Enterprises, Inc. et al; Civil Action No. 10493-2009; Court of Common Pleas of Erie County, Pennsylvania.    On April 17, 2010, Presque Isle Downs, Inc. initiated legal action in the Court of Common Pleas of Erie County, Pennsylvania, against defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company ("Turner"), and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. ("RB") to recover damages arising out of failures of the surveillance system installed during the original construction of the casino facilities at Presque Isle Downs. DCE supplied and installed the surveillance system, RB acted as the project architect, and Turner served as the construction manager on the project. Shortly after Presque Isle Downs opened on February 28, 2007, it discovered that certain components of the surveillance system were defective, malfunctioning or missing. After efforts to remediate the deficiencies in the system were unsuccessful, it became necessary to replace certain components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs obtained a default judgment against DCE in the amount of $2.7 million. Efforts to enforce the judgment against DCE are ongoing but the assets of DCE appear to be modest and materially insufficient to pay the judgment. Any proceeds that may be received will be recorded as the amounts are realized. Defendant RB joined five additional vendors/subcontractors as additional defendants in the case. Each of the defendants and all but one of the additional defendants filed motions or objections requesting that the Court dismiss the claims against it. After these motions and objections were denied and the parties engaged in limited discovery, the parties agreed to submit the case to mediation. The mediation occurred on February 10, 2015, and resulted in an agreement under which the sum of $0.7 million would be paid to Presque Isle Downs, Inc. in exchange for a general release of the defendants (except DCE) and the additional defendants. A draft settlement agreement has been prepared and is currently under review by all parties. It is anticipated that the settlement will be concluded and the case voluntarily dismissed by June 30, 2015.

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

        Legal matters are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 15 to our Consolidated Financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.    RISK FACTORS

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to those risk factors during the three months ended March 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

ITEM 5.    OTHER INFORMATION.

        None.

ITEM 6.    EXHIBITS.

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification of Gary L. Carano pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.
31.2	Certification of Robert M. Jones pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.
32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350	Filed herewith.
32.2	Certification of Robert M. Jones in accordance with 18 U.S.C. Section 1350	Filed herewith.
101.1	XBRL Instance Document	Filed herewith.
101.2	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.3	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.4	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.5	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.6	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS, INC.
Date: May 11, 2015	/s/ GARY L. CARANO Gary L. Carano Chief Executive Officer and Chairman of the Board
Date: May 11, 2015	/s/ ROBERT M. JONES Robert M. Jones Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)