Form 10-Q
period 2015-06-30
Eldorado Resorts, Inc.
filed 2015-08-10
CIK 1590895

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

        The number of shares of the Registrant's Common Stock, $0.00001 par value per share, outstanding as of June 30, 2015 was 46,516,614.

ELDORADO RESORTS, INC.
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$88,627	$87,604
Restricted cash	7,140	5,734
Accounts receivable, net	8,505	7,112
Due from unconsolidated affiliates	453	362
Inventories	6,950	7,234
Prepaid expenses and other	10,944	9,447

Total current assets	122,619	117,493
Restricted cash	2,500	2,500
Investment in and advances to unconsolidated affiliates	14,597	14,009
Property and equipment, net	447,891	456,139
Gaming licenses and other intangibles, net	488,299	491,913
Non-operating real property	16,419	16,419
Goodwill	66,826	66,826
Other assets, net	9,852	10,031

Total assets	$1,169,003	$1,175,330

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations	$8	$32
Accounts payable	10,942	12,184
Interest payable	27,469	27,469
Income taxes payable	—	137
Accrued gaming taxes and assessments	10,361	12,998
Accrued payroll	10,406	9,441
Accrued other liabilities	28,326	26,788
Deferred income taxes	2,607	2,608
Due to unconsolidated affiliates	168	187

Total current liabilities	90,287	91,844
Long-term debt	773,354	778,827
Capital lease obligations, less current portion	—	3
Deferred income taxes	145,946	144,439
Other liabilities	8,342	8,595

Total liabilities	1,017,929	1,023,708

Stockholders' Equity:
Common stock, 100,000,000 shares authorized, 46,444,694 issued and outstanding, par value $0.00001	—	—
Paid-in capital	166,678	165,857
Accumulated deficit	(15,794)	(14,425)
Accumulated other comprehensive income	87	87

Stockholders' equity before non-controlling interest	150,971	151,519
Non-controlling interest	103	103

Total stockholders' equity	151,074	151,622

Total liabilities and stockholders' equity	$1,169,003	$1,175,330

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Casino	$156,788	$48,154	$304,450	$92,823
Pari-mutuel commissions	3,056	—	4,261	—
Food and beverage	23,495	15,027	45,677	29,374
Hotel	8,444	7,305	15,478	13,192
Other	6,573	2,239	11,299	4,419

	198,356	72,725	381,165	139,808
Less—promotional allowances	(15,723)	(10,976)	(31,081)	(21,029)

Net operating revenues	182,633	61,749	350,084	118,779

Expenses:
Casino	91,066	25,309	177,884	49,282
Pari-mutuel commissions	3,093	—	4,789	—
Food and beverage	12,002	7,406	23,923	14,426
Hotel	2,313	1,914	4,503	3,859
Other	3,567	1,774	6,434	3,423
Marketing and promotions	7,404	4,747	14,505	8,887
General and administrative	26,954	10,818	54,658	21,629
Depreciation and amortization	14,031	4,086	28,500	8,274

Total operating expenses	160,430	56,054	315,196	109,780
Gain on sale or disposal of property	3	—	4	—
Acquisition charges	(253)	(1,081)	(337)	(2,453)
Equity in income of unconsolidated affiliates	1,106	2,161	588	1,781

Operating Income	23,059	6,775	35,143	8,327

Other Income (Expense):
Interest income	6	4	11	8
Interest expense	(17,238)	(3,870)	(34,475)	(7,759)

Total other expense	(17,232)	(3,866)	(34,464)	(7,751)

Net income before income taxes	5,827	2,909	679	576
Provision for income taxes	(1,032)	—	(2,048)	—

Net income (loss)	$4,795	$2,909	$(1,369)	$576

Net income (loss) per share of Common Stock:
Basic	$0.10	$0.12	$(0.03)	$0.02

Diluted	$0.10	$0.12	$(0.03)	$0.02

Weighted Average Number of Shares Outstanding
Basic	46,516,614	23,311,492	46,505,687	23,311,492

Diluted	46,657,618	23,311,492	46,505,687	23,311,492

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$4,795	$2,909	$(1,369)	$576
Other comprehensive loss, net of tax:
Other comprehensive loss	—	(111)	—	(111)

Comprehensive income (loss), net of tax	$4,795	$2,798	$(1,369)	$465

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,369)	$576
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,500	8,274
Amortization of debt issuance costs and (premium) discount	(5,044)	427
Equity in income of unconsolidated affiliates	(588)	(1,781)
Distributions from unconsolidated affiliate	—	382
Stock-based compensation expense	821	—
Gain on sale or disposal of property	(4)	—
Provision for (recoveries of) bad debts	238	(18)
Change in fair value of acquisition related contingencies	33	—
Provision for deferred income taxes	1,242	—
Change in operating assets and liabilities:
Restricted cash	(1,406)	—
Accounts receivable	(1,722)	(930)
Inventories	284	(153)
Prepaid expenses and other	(1,233)	149
Accounts payable	(1,438)	(635)
Interest payable	—	(29)
Income taxes payable	(137)	—
Accrued and other liabilities and due to unconsolidated affiliates	984	547

Net cash provided by operating activities	19,161	6,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of payables	(17,863)	(1,914)
Proceeds from sale of property and equipment	2	—
(Increase) decrease in other assets, net	(250)	138

Net cash used in investing activities	(18,111)	(1,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	—	(2,500)
Principal payments on capital leases	(27)	(159)
Cash distributions	—	(576)

Net cash used in financing activities	(27)	(3,235)

INCREASE IN CASH AND CASH EQUIVALENTS	1,023	1,798
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,604	29,813

CASH AND CASH EQUIVALENTS, END OF PERIOD	$88,627	$31,611

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$39,483	$7,350
Income taxes paid	848	—
Payables for capital expenditures	196	135

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

        Resorts also owns a 48.1% interest in the Circus and Eldorado Joint Venture, LLC (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major themed hotel and casino situated between and seamlessly connected at the mezzanine level to the Eldorado Reno and Circus Circus Reno, a hotel and casino owned and operated by Galleon, Inc. ("Galleon"), an indirect, wholly owned subsidiary of MGM Resorts International. Galleon owns 50% of the interests of the Silver Legacy Joint Venture. Pursuant to a retained interest agreement, subject to regulatory approval, entered into in connection with the Merger (see Note 3), Resorts has the right to acquire the remaining 1.9% interest in the Silver Legacy from Eldorado Limited Liability Company ("ELLC"), a Nevada limited liability company, on the terms and conditions described therein. In addition, certain of our subsidiaries have entered into an agreement to acquire the remaining 50% of the Silver Legacy Joint Venture and all of the assets and properties of Circus Circus Reno (the "Circus Reno/Silver Legacy Purchase"), and we have guaranteed the obligations of such subsidiaries thereunder. See Note 13—Subsequent Event—Pending Acquisitions and Refinancing.

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

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Basis of Presentation (Continued)

        MTR Gaming is a hospitality and gaming company with racetrack, gaming and hotel properties in West Virginia, Pennsylvania and Ohio. MTR Gaming, through its wholly owned subsidiaries, owns and operates Mountaineer Casino Racetrack & Resort in Chester, West Virginia ("Mountaineer"), Presque Isle Downs & Casino in Erie, Pennsylvania ("Presque Isle Downs") and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary, RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

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

        In April 2015, the FASB issued ASU No. 2015-3, "Interest—Imputation of Interest" (Subtopic 835-30) which requires debt issuance costs be presented in the balance sheet as a direct reduction of the associated debt obligation, with the amortization of such costs being reported as a component of interest expense. The description of the debt obligation will also include the effective interest rate resulting from the amortization of debt issuance costs. This guidance is effective for annual periods beginning after December 15, 2015 and interim periods within such annual periods. Early adoption is permitted, including adoption in an interim period. The new guidance is to be adopted on a retrospective basis with appropriate disclosure reflecting a change in accounting principle. The Company believes the effects of the adoption of this guidance will not have a material impact on its consolidated financial statements and the Company will adopt during the third quarter of 2015.

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

        Restricted Cash:    Restricted cash includes unredeemed winning tickets from the Company's racing operations, funds related to horsemen's fines and certain simulcasting funds that are restricted to payments for improving horsemen's facilities and racing purses at Scioto Downs, cash deposits that serve as collateral for letters of credit surety bonds and short-term certificates of deposit that serve as collateral for certain bonding requirements. Restricted cash is classified as Level 1 as its carrying value approximates market prices.

        Advance to Silver Legacy Joint Venture:    The $7.5 million note receivable due to ELLC from the Silver Legacy Joint Venture (see Note 3) is classified as Level 2 based upon market-based inputs.

        Long-term Debt:    The 8.625% Senior Secured Notes due 2019 (the "Resorts Senior Secured Notes", see Note 8) and MTR Gaming 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "MTR Second Lien Notes", see Note 8) are classified as Level 2 based upon market inputs. The fair value of the Resorts Senior Secured Notes has been calculated based on management's estimates of the borrowing rates available as of June 30, 2015 and December 31, 2014 for debt with similar terms and maturities. The fair value of the MTR Second Lien Notes has been based on quoted market prices as of June 30, 2015 and December 31, 2014.

        Acquisition-Related Contingent Considerations:    Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn-out provisions. The Company considers the acquisition related contingency's fair value measurement, which includes forecast assumptions, to be Level 3 within the fair value hierarchy.

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Basis of Presentation (Continued)

        The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(unaudited)
Financial assets:
Cash and cash equivalents	$88,627	$88,627	$87,604	$87,604
Restricted cash	9,640	9,640	8,234	8,234
Advance to Silver Legacy Joint Venture	—	5,441	—	4,911
Financial liabilities:
Resorts Senior Secured Notes	168,000	175,140	168,000	174,720
MTR Second Lien Notes	605,354	597,107	610,827	606,919
Acquisition-Related Contingent Considerations	501	501	524	524

        The following table represents the change in acquisition-related contingent consideration liabilities during the period December 31, 2014 to June 30, 2015:

Balance as of December 31, 2014	$524
Amortization of present value discount(1)	33
Fair value adjustment for change in consideration expected to be paid(2)	29
Settlements	(85)

Balance as of June 30, 2015	$501

(1)
Changes in present value are included as a component of interest expense in the consolidated statements of operations.

(2)
Fair value adjustments for changes in earn-out estimates are included in general and administrative expense in the consolidated statements of operations.

Reclassifications

        Certain reclassifications, which have no effect on previously reported net income, have been made to the unaudited consolidated statements of operations to conform to the 2015 presentation. Specifically, entertainment revenues ($0.5 million and $1.2 million for the three and six months ended June 30, 2014) and entertainment expenses ($0.6 million and $1.1 million for the three and six months ended June 30, 2014) have been reclassified from what was previously "Food, Beverage and Entertainment Revenues" and "Food, Beverage and Entertainment Expenses" to "Other Revenues" and "Other Expenses", respectively. Marketing and promotions costs have been reclassified to a separate line item from "Casino Expenses" ($4.1 million and $7.6 million for the three and six months ended June 30, 2014) and from "General and Administrative Expenses" ($0.6 million and $1.2 million for the three and six months ended June 30, 2014). Valet related expenses ($0.2 million and $0.4 million for the three and six months ended June 30, 2014) have been reclassified to "Other Expenses" from "General and Administrative Expenses."

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

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition and Purchase Accounting (Continued)

Pro Forma Information

        The following table includes the pro forma results for the three and six months ended June 30, 2014 which gives effect to the Merger as if it had occurred on January 1, 2013 and reflect proforma adjustments that are expected to have a continuing impact on the results of operations of the Company and are directly attributable to the Merger (amounts in thousands, except per share data):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(unaudited)
Net revenues	$186,649	$358,507
Net income	5,017	1,890
Net income per common share:
Basic	$0.11	$0.04
Diluted	0.11	0.04
Weighted shares outstanding:
Basic	46,386,342	46,386,342
Diluted	46,473,584	46,473,584

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

Note 3. Investment in Unconsolidated Affiliates

        Effective March 1, 1994, ELLC and Galleon, (each a "Partner" and, together, the "Partners"), entered into the Silver Legacy Joint Venture pursuant to a joint venture agreement (the "Original Joint Venture Agreement" and, as amended to date, the "Joint Venture Agreement") to develop the Silver Legacy. The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. Each Partner owns a 50% interest in the Silver Legacy Joint Venture. The Company owns an indirect 48.1% interest in the Silver Legacy Joint Venture. The Company has entered into an agreement to purchase the 50% interest in the Silver Legacy Joint Venture owned by Galleon and, in connection with such acquisition, the Company expects to acquire the 1.9% indirect interest in the Silver Legacy Joint Venture held by ELLC in September 2015. See Note 13—Subsequent Event—Pending Acquisitions and Refinancing.

        Under the Plan of Reorganization, each of, Resorts through ELLC, and Galleon retained its 50% interest in the Silver Legacy, but was required to advance $7.5 million to the Silver Legacy pursuant to a subordinated loan and provide credit support by depositing $5.0 million of cash into a bank account as collateral in favor of the lender under the Silver Legacy credit agreement. The $7.5 million note receivable from Resorts to the Silver Legacy was issued on November 16, 2012 with a stated interest rate of 5% per annum and a maturity date of May 16, 2018 and is included on the accompanying consolidated balance sheets in Investment in and Advances to Unconsolidated Affiliates at June 30, 2015 and December 31, 2014. In connection with the Circus Reno/Silver Legacy Purchase, we expect to acquire the note evidencing the $7.5 million loan made by Galleon and that all amounts under the subordinated loans advanced by ELLC and Galleon, Inc. will be contributed to the equity capital of the Silver Legacy Joint Venture.

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Investment in Unconsolidated Affiliates (Continued)

        In December 2014, Silver Legacy deposited $5.0 million of cash into a cash collateral account securing its obligations under its credit agreement, which reduced the credit support obligation of ELLC and Galleon to $2.5 million each and resulted in the return of $2.5 million of the $5.0 million of collateral that Resorts previously provided as credit support for Silver Legacy's obligations under its credit agreement. The collateral deposit is included as noncurrent restricted cash in the amount of $2.5 million in the accompanying consolidated balance sheets at June 30, 2015 and December 31, 2014.

        On December 16, 2013, the Silver Legacy Joint Venture entered into a new senior secured term loan facility totaling $90.5 million (the "Silver Legacy Credit Facility") to refinance its indebtedness under its then existing senior secured term loan and Silver Legacy Second Lien Notes. The Silver Legacy Credit Facility matures on November 16, 2017. In connection with the Circus Reno/Silver Legacy Purchase, we expect that all amounts outstanding under the Silver Legacy Credit Facility will be paid in full and the cash collateral securing such obligations will be released.

        Equity in income related to the Silver Legacy Joint Venture for the three and six months ended June 30, 2015 amounted to $1.1 million and $0.6 million, respectively. Equity in income for the three and six months ended June 30, 2014 amounted to $1.9 million and $1.3 million, respectively.

        Summarized information for the Company's investment in and advances to the Silver Legacy Joint Venture as of and for the six months ended June 30, 2015 and 2014 is as follows (in thousands):

	June 30, 2015	June 30, 2014
	(unaudited)
Beginning balance	$14,009	$13,081
Equity in income of unconsolidated affiliate	588	1,289
Other comprehensive income—minimum pension liability adjustment of unconsolidated affiliate	—	(111)

Ending balance	$14,597	$14,259

        Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)
Current assets	$35,977	$30,563
Property and equipment, net	186,406	190,592
Other assets, net	5,382	6,412

Total assets	$227,765	$227,567

Current liabilities	$19,126	$18,707
Long-term liabilities	87,881	89,322
Partners' equity	120,758	119,538

Total liabilities and partners' equity	$227,765	$227,567

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Investment in Unconsolidated Affiliates (Continued)

        Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Net revenues	$31,984	$35,516	$59,635	$63,093
Operating expenses	(26,421)	(28,876)	(52,916)	(55,022)

Operating income	5,563	6,640	6,719	8,071
Other expense	(2,761)	(2,758)	(5,499)	(5,495)

Net income	$2,802	$3,882	$1,220	$2,576

Note 4. Equity Awards and Other Incentive Compensation

        The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense recognized during the three and six months ended June 30, 2015 was $0.2 million and $0.8 million, respectively. These amounts are included in general and administrative expenses in the Company's consolidated statements of operations. The Company did not incur stock-based compensation expense during 2014.

        The Board of Directors ("BOD") adopted the Eldorado Resorts, Inc. 2015 Equity Incentive Plan ("2015 Plan") on January 23, 2015 and our shareholders subsequently approved the adoption of the 2015 Plan on June 23, 2015. The Plan permits the granting of stock options, including incentive stock options ("ERI Stock Options"), stock appreciation rights ("SARs"), restricted stock or restricted stock units ("RSUs"), performance awards, and other stock-based awards and dividend equivalents. ERI Stock Options primarily vest ratably over three years and RSUs granted to employees and executive officers primarily vest and become non-forfeitable upon the third anniversary of the date of grant. RSUs granted to non-employee directors vest immediately and are delivered upon the date that is the earlier of termination of service on the BOD or the consummation of a change of control of the Company. The performance awards relate to the achievement of defined levels of performance and are generally measured over a one or two-year performance period depending upon the award agreement. If the performance award levels are achieved, the awards earned will vest and become payable at the end of the vesting period, defined as either a one or two calendar year period following the performance period. Other stock-based awards will consist of any right which is not an ERI Stock Option, SAR, RSU, or performance award, and an award based on shares of the Company's common stock.

        On January 23, 2015, the Compensation Committee of the BOD of the Company approved the grant of 685,606 RSUs with a fair value of $4.03 per unit, the NASDAQ average price per share on that date, to executive officers and certain key employees under the 2015 Plan, and the grant of 89,900 RSUs with a fair value of $4.03 per unit, the NASDAQ average price per share on that date, to non-employee members of the BOD under the 2015 Plan. Such awards became effective upon our shareholders' approval of the 2015 Plan on June 23, 2015.

        On September 19, 2014, as a result of the Merger, all outstanding MTR Gaming stock options ("MTR Stock Options") vested (to the extent not already vested) and converted into an option or right

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Equity Awards and Other Incentive Compensation (Continued)

to purchase the same number of shares of ERI common stock (at the same exercise price per share as in effect prior to such conversion). All other terms, except vesting requirements, applicable to such stock options remain the same.

        A summary of the MTR Stock Option activity for the six months ended June 30, 2015 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in millions)
Outstanding as of December 31, 2014	398,200	$2.44 - $16.27	$7.88
Expired	(86,000)	11.30	11.30

Outstanding and Exercisable as of June 30, 2015	312,200	$2.44 - $16.27	$6.94	3.97	$0.6

        A summary of the RSU activity for the six months ended June 30, 2015 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2014	—	$—	—	—
Granted	778,440	4.05
Vested	(89,900)	4.03
Forfeited	—	—

Unvested outstanding as of June 30, 2015	688,540	$4.05	2.58	$5.4

        As of June 30, 2015, the Company had approximately $2.3 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 2.58 years.

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Other and Intangible Assets, net

        Other and intangible assets, net, consisted of the following amounts (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)
Goodwill	$66,826	$66,826

Gaming licenses (Indefinite-lived)	$482,074	$482,074
Trade names	6,700	6,700
Customer loyalty program	4,800	4,800

	493,574	493,574
Accumulated amortization trade names	(1,504)	(547)
Accumulated amortization customer loyalty programs	(3,771)	(1,114)

Total goodwill and other intangible assets	$488,299	$491,913

Land held for development	$906	$906
Bond offering costs, Resorts Senior Secured Notes	6,851	6,851
Other	5,603	5,354

	13,360	13,111
Accumulated amortization bond costs Resorts Senior Secured Notes	(3,508)	(3,080)

Total Other Assets, net	$9,852	$10,031

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

        The gaming licenses represents intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate. Included in gaming licenses are the gaming and racing licenses of Mountaineer, Presque Isle Downs and Scioto Downs totaling $461.5 million, which reflects the fair value of the licenses calculated as of the Merger Date, as well as the Eldorado Shreveport gaming license in the amount of $20.6 million as of June 30, 2015 and December 31, 2014. Gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful life.

        Trade names are amortized on a straight-line basis over a 3.5 year useful life and the customer loyalty program is amortized on a straight-line basis over a one year useful life. Amortization expense with respect to trade names and the customer loyalty program for the three and six months ended June 30, 2015 was $1.7 million and $3.6 million, respectively, which is included in depreciation and amortization in the accompanying unaudited consolidated statement of operations. There was no such amortization for the three and six months ended June 30, 2014. Based upon the amortizable intangible assets as of June 30, 2015, the estimated aggregate future amortization expense is $2.0 million for the

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Other and Intangible Assets, net (Continued)

remainder of 2015, $1.9 million for the year ended December 31, 2016, $1.9 million for the year ended December 31, 2017 and $0.4 million for the year ended December 31, 2018.

        Amortization of Resorts' bond costs is computed using the straight-line method, which approximates the effective interest method, over the term of the bonds, and is included in interest expense on the accompanying unaudited consolidated statements of operations. Amortization expense with respect to deferred financing costs amounted to $0.4 million for each of the six months ended June 30, 2015 and 2014. Amortization expense with respect to deferred financing costs amounted to $0.2 million for each of the three months ended June 30, 2015 and 2014. The Company refinanced its Resorts Senior Secured Notes on July 23, 2015 (see Note 13).

Note 6. Income Taxes

        Prior to the Merger Date, the Company was taxed as a partnership under the Internal Revenue Code pursuant to which income taxes were primarily the responsibility of the partners. On September 19, 2014, in connection with the Merger, the Company became a C corporation subject to federal and state corporate-level income taxes at prevailing corporate tax rates. The Company files a US federal tax return, and various state and local income tax returns. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2011.

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

        The income tax provision results in an effective tax rate that has an unusual relation to pretax income (loss). This is due to the federal and state valuation allowances on deferred tax assets as discussed below.

        The difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on deferred tax assets. As a result of net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as "Naked Credits"), the Company expects to continue to provide for a full valuation allowance against substantially all of the net federal and state deferred tax assets.

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

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Income Taxes (Continued)

        During the three and six months ended June 30, 2015, the Company's tax expense was $1.0 million and $2.0 million, respectively. There was no income tax expense during the three and six months ended June 30, 2014 because the Company was a partnership for income tax purposes. As of June 30, 2015, there are no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

Note 7. Accrued and Other Liabilities

        Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)
Accrued insurance and medical claims	$1,083	$1,273
Unclaimed chips	1,061	938
Accrued purses and track related liabilities	8,235	4,303
Accrued real estate and property taxes	1,724	2,578
Jackpot liabilities and other accrued gaming promotions	8,708	8,211
Construction project and equipment liabilities	910	2,333
Other	6,605	7,152

	$28,326	$26,788

Note 8. Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)
Resorts Senior Secured Notes	$168,000	$168,000

MTR Second Lien Notes	560,664	560,664
Unamortized premium	44,690	50,163

	605,354	610,827

Total Long-Term Debt	$773,354	$778,827

        Scheduled maturities of long-term debt are $728.7 million in 2019.

Resorts' Senior Secured Notes

        On June 1, 2011, Resorts completed the issuance of the Resorts Senior Secured Notes. Interest on the Resorts Senior Secured Notes is payable semiannually each June 15 and December 15 to holders of record on the preceding June 1 or December 1, respectively.

        The indenture relating to the Resorts Senior Secured Notes contains various restrictive covenants, including limitations on the payment of dividends and other restricted payments, making additional investments, additional liens, transactions with affiliates, covenants imposing limitations on additional

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Long-Term Debt (Continued)

debt, dispositions of property, mergers and similar transactions. As of June 30, 2015, Resorts was in compliance with all of the covenants under the indenture relating to the Resorts Senior Secured Notes.

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

        Resorts was entitled to redeem some or all of the Resorts Senior Secured Notes prior to June 15, 2015 at a redemption price of 100.0% of the principal amount thereof plus a "make whole premium" together with accrued and unpaid interest thereon. On or after June 15, 2015, the Resorts Senior Secured Notes were subject to redemption at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest thereon:

Year beginning June 15,	Percentage
2015	104.313%
2016	102.156%
2017 and thereafter	100.000%

        Pursuant to the refinancing transactions described in Note 13—Subsequent Events—Pending Acquisitions and Refinancing, the Company purchased or discharged all of the outstanding Resorts Senior Secured Notes in July 2015.

MTR Gaming Second Lien Notes

        On August 1, 2011, MTR Gaming completed the offering of the MTR Second Lien Notes at an issue price equal to 97% of the aggregate principal amount. The MTR Second Lien Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

        The MTR Second Lien Notes and the guarantees are senior secured obligations and are jointly and severally, fully, and unconditionally guaranteed by MTR Gaming's current and future domestic restricted subsidiaries, other than MTR Gaming's immaterial subsidiaries. The MTR Second Lien Notes are secured by a second priority lien on substantially all of the assets of MTR Gaming and the guarantors, other than excluded property, as defined in the MTR Second Lien Notes indenture. The MTR Second Lien Notes and the guarantees are effectively junior to any of MTR Gaming's and the guarantors' existing and future debt that is secured by senior or prior liens on the collateral to the extent of the value of the collateral securing such obligations.

        The indenture governing the MTR Second Lien Notes contains a number of customary covenants, including limitations on the payment of distributions and other restricted payments, making additional investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. In addition, if the consolidated total debt ratio of MTR Gaming is equal to or greater than 4.0 to 1.0 and such offer is permitted pursuant to the

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Long-Term Debt (Continued)

terms of MTR Gaming's credit facilities, MTR Gaming is required to repay debt under its credit facility or make an offer to purchase MTR Second Lien Notes with the excess cash flow amounts (as such term is defined in the indenture governing the MTR Second Lien Notes). As of June 30, 2015, MTR Gaming was in compliance with the covenants under the indenture relating to the MTR Second Lien Notes.

        MTR Gaming was entitled to redeem some or all of the MTR Second Lien Notes prior to August 1, 2015 at a redemption price of 100.0% of the principal amount thereof plus a "make whole premium" together with accrued and unpaid interest thereon. On or after August 1, 2015, MTR Second Lien Notes were subject to redemption at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest thereon:

Year beginning August 1,	Percentage
2015	106.00%
2016	103.00%
2017 and thereafter	100.00%

        In October 2014, MTR Gaming repurchased $10.0 million in aggregate principal amount of its 11.5% MTR Second Lien Notes, at a price of $110.25 per $100 in principal amount of the purchased notes. The repurchase resulted in a $1.2 million annual savings in interest expense. After giving effect to the repurchase of the bonds in October 2014, the annual interest expense on the MTR Second Lien Notes approximates $64.5 million. Additionally, annual amortization of the premium on the MTR Second Lien Notes is $10.9 million.

        Pursuant to the refinancing transactions described in Note 13—Subsequent Events—Pending Acquisitions and Refinancing, the Company purchased or discharged all of the outstanding MTR Second Lien Notes in July 2015.

Note 9. Earnings per Share

        The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the three and six months ended June 30, 2015 and 2014 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income (loss) available to common stockholders	$4,795	$2,909	$(1,369)	$576

Weighted average shares outstanding:
Basic	46,516,614	23,311,492	46,505,687	23,311,492

Diluted	46,657,618	23,311,492	46,505,687	23,311,492

Net loss per common share:
Basic	$0.10	$0.12	$(0.03)	$0.02

Diluted	$0.10	$0.12	$(0.03)	$0.02

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Earnings per Share (Continued)

        As the accounting acquirer in the Merger and in accordance with the applicable accounting guidance in ASC 805, for purposes of computing comparative earnings per share, the Company has presented the historical weighted average number of common shares outstanding multiplied by the exchange ratio established in the merger agreement (see Note 2) for the three and six months ended June 30, 2014. At the Merger Date, there were no dilutive securities outstanding.

Equity Offering

        On July 7, 2015, the Company filed a registration statement relating to an underwritten offering of up to $80 million common stock ("Common Stock Offering"). The Company intends to sell shares of common stock to generate aggregate net proceeds of approximately $60.0 million, prior to the exercise of the underwriters' option to purchase additional shares. The number of shares sold in the offering, if any, will be subject to market conditions.

        The Company intends to apply the proceeds from the Common Stock Offering to pay a portion of the purchase price for the purchase of all of the assets of Circus Circus Reno and the Silver Legacy Joint Venture that is currently owned by a subsidiary of MGM Resorts International, including repayment of amounts outstanding under the Silver Legacy Joint Venture credit facility and pay fees and costs associated with such transactions.

Note 10. Commitments and Contingencies

Litigation

        The Company is a party to various lawsuits, which have arisen in the normal course of business. Estimated losses are accrued for these lawsuits and claims when the loss is probable and can be estimated. The current liability for the estimated losses associated with those lawsuits is not material to the consolidated financial condition and those estimated losses are not expected to have a material impact on the results of operations.

        On April 17, 2010, Presque Isle Downs, Inc. initiated legal action in the Court of Common Pleas of Erie County, Pennsylvania, against defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company ("Turner"), and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. ("RB") to recover damages arising out of failures of the surveillance system installed during the original construction of the casino facilities at Presque Isle Downs. DCE supplied and installed the surveillance system, RB acted as the project architect, and Turner served as the construction manager on the project. Shortly after Presque Isle Downs opened on February 28, 2007, it discovered that certain components of the surveillance system were defective, malfunctioning or missing. After efforts to remediate the deficiencies in the system were unsuccessful, it became necessary to replace certain components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs obtained a default judgment against DCE in the amount of $2.7 million. Efforts to enforce the judgment against DCE are ongoing but the assets of DCE appear to be modest and materially insufficient to pay the judgment. Any proceeds that may be received will be recorded as the amounts are realized. Defendant RB joined five additional vendors/subcontractors as additional defendants in the case. Each of the defendants and all but one of the additional defendants filed motions or objections requesting that the Court dismiss the claims against it. After these motions and objections were denied and the parties engaged in limited discovery, the parties

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Commitments and Contingencies (Continued)

agreed to submit the case to mediation. The mediation occurred on February 10, 2015, and resulted in an agreement under which the sum of $0.7 million would be paid to Presque Isle Downs, Inc. in exchange for a general release of the defendants (except DCE) and the additional defendants. A settlement agreement and release have been entered into by all parties. It is anticipated the case will be voluntarily dismissed by August 31, 2015.

        On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As interveners, the Company, along with four of the other racinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the Court of Common Pleas dismissed the case; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013 in the 10th District Court of Appeals. In March 2013, the Court of Appeals upheld the ruling. The decision of the Appeals Court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal. The Ohio Supreme Court temporarily stayed the appeal until it first ruled on a matter with similar procedural issues. A decision was issued on that case on June 10, 2014. Accordingly, along with the State Appellees, a motion to dismiss as improvidently granted was filed which was partially granted. The remaining propositions of law have been briefed by both parties and oral arguments were held on June 23, 2015.

Environmental Remediation

        In October 2004, the Company acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with the acquisition of the International Paper site, the Company entered into a consent order and decree (the "Consent Order") with the PaDEP and International Paper insulating us from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, the Company sold approximately 205 acres to GEIDC who assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired. However, the Company was advised by the PaDEP that it was not released from its liability and responsibility under the Consent Order. The Company also purchased an Environmental Risk Insurance Policy in the amount of $10.0 million with respect to the property, which expires in October 2015. The Company believes that the insurance coverage is in excess of any exposure that we may have in this matter.

Regulatory Gaming Assessments

        The Pennsylvania Gaming Control Board (the "PGCB"), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively "the Borrowers"), were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the Borrowers. The initial funding of these costs

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Commitments and Contingencies (Continued)

was provided from a loan from the Pennsylvania General Fund in the amount of $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of $63.8 million.

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (1) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (2) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. MTR Gaming has estimated that its total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.1 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although MTR Gaming cannot determine when payment will begin, it has considered a similar repayment model for the General Fund borrowings and estimated that its total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.2 million, which has been accrued in the accompanying consolidated balance sheets at June 30, 2015 and December 31, 2014.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. The estimated total obligation at June 30, 2015 and December 31, 2014 was $4.7 million and $5.0 million, respectively, and is accrued in the accompanying consolidated balance sheets. As of and during the six months ended June 30, 2015, the total estimated liability decreased as a result of changes in the forecasted assumptions utilized in the model by $0.1 million and was recognized in gaming operating expenses. The Company paid $0.2 million during the six months ended June 30, 2015.

Note 11. Related Parties

        As of June 30, 2015, the Company's receivables and payables to related parties amounted to $0.5 million and $0.2 million, respectively. As of December 31, 2014, the Company's receivables and payables to related parties amounted to $0.4 million and $0.2 million, respectively. These amounts represent amounts related to shared services and other transactions in the ordinary course of business between Resorts and Silver Legacy.

Note 12. Segment Information

        The following table sets forth, for the period indicated, certain operating data for the Company's reportable segments. Management views each of its casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company's principal operating activities occur in three geographic regions: Reno, Shreveport and the eastern

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

states. The Company has aggregated its operating segments into three reportable segments: Eldorado Reno, Eldorado Shreveport and MTR Gaming along with its corporate offices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, unaudited)		(in thousands, unaudited)
Revenues and expenses
Eldorado Reno
Net operating revenues(a)	$27,206	$29,620	$50,959	$52,786
Expenses, excluding depreciation	(22,199)	(24,781)	(43,520)	(47,264)
Corporate management fee	(522)	—	(906)	—
Loss on sale or disposal of property	5	—	5	—
Acquisition charges	—	(1,081)	—	(2,453)
Equity in income of unconsolidated affiliates	1,106	2,161	588	1,781
Depreciation	(1,940)	(1,964)	(3,873)	(3,992)

Operating income—Eldorado Reno	$3,656	$3,955	$3,253	$858

Eldorado Shreveport
Net operating revenues	$34,634	$32,879	$69,268	$67,493
Expenses, excluding depreciation and amortization(a)	(26,689)	(27,937)	(54,205)	(55,742)
Gain on sale or disposal of property	(1)	—	(1)	—
Corporate management fee	(674)	—	(1,171)	—
Depreciation and amortization	(1,888)	(2,122)	(3,807)	(4,282)

Operating income—Eldorado Shreveport	$5,382	$2,820	$10,084	$7,469

MTR Gaming
Net operating revenues	$120,793	$—	$229,857	$—
Expenses, excluding depreciation and amortization	(94,258)	—	(182,447)	—
Corporate management fee	(2,397)	—	(4,160)	—
Gain on sale or disposal of property	(1)	—	—	—
Acquisition charges	—	—	(84)	—
Depreciation and amortization	(10,120)	—	(20,659)	—

Operating income—MTR Gaming	$14,017	$—	$22,507	$—

Eldorado Corporate
Expenses, excluding depreciation(a)	$(3,253)	$—	$(6,524)	$—
Corporate management fee	3,593	—	6,237	—
Acquisition charges	(253)		(253)
Depreciation	(83)	—	(161)	—

Operating income (loss)—Eldorado Corporate	$4	$—	$(701)	$—

Total Reportable Segments
Net operating revenues(a)	$182,633	$62,499	$350,084	$120,279
Expenses, excluding depreciation and amortization(a)	(146,399)	(52,718)	(286,696)	(103,006)
Loss on sale or disposal of property	3	—	4	—
Acquisition charges	(253)	(1,081)	(337)	(2,453)
Equity in income of unconsolidated affiliates	1,106	2,161	588	1,781
Depreciation and amortization	(14,031)	(4,086)	(28,500)	(8,274)

Operating income—Total Reportable Segments	$23,059	$6,775	$35,143	$8,327

Reconciliations to Consolidated Net Income (Loss)
Operating Income—Total Reportable Segments	$23,059	$6,775	$35,143	$8,327
Unallocated income and expenses:
Interest income	6	4	11	8
Interest expense	(17,238)	(3,870)	(34,475)	(7,759)
Provision for income taxes	(1,032)	—	(2,048)	—

Net income (loss)	$4,795	$2,909	$(1,369)	$576

(a)
Excludes intercompany management fee revenues earned by Eldorado Reno and expensed by Eldorado Shreveport amounting to $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2014.

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

	Six Months Ended June 30,
	2015	2014
	(in thousands, unaudited)
Capital Expenditures
Eldorado Reno	$2,851	$738
Eldorado Shreveport	1,470	1,176
MTR Gaming	13,047	—
Eldorado Corporate	495	—

Total	$17,863	$1,914

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
	(unaudited)
Total Assets(a)
Eldorado Reno	$235,009	$236,330
Eldorado Shreveport	146,965	143,928
Eldorado Corporate	5,818	—
MTR Gaming	911,530	921,726
Eliminating and reclassification entries(b)	(130,319)	(126,654)

Total	$1,169,003	$1,175,330

(a)
Total assets presented in this table are considered restricted under the Company's indenture described in Note 8.

(b)
Reflects the following for the periods indicated:

Proceeds from Resorts Senior Secured Notes loaned to Eldorado Shreveport	$116,308	$116,308
Accrued interest on the above intercompany loan	418	418
Intercompany receivables/payables	3,356	130
Reclassification of noncurrent deferred tax assets	947	—
Net investment in and advances to MTR Gaming	5,000	5,000
Net investment in and advances to Eldorado Shreveport	4,290	4,798

	$130,319	$126,654

Note 13. Pending Acquisitions and Refinancing

  Pending Acquisitions

        On July 7, 2015, certain of the Company's subsidiaries, Circus Circus Casinos, Inc. and Galleon, Inc., subsidiaries of MGM Resorts International, entered into a purchase and sale agreement

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Pending Acquisitions and Refinancing (Continued)

(the "Purchase Agreement") with respect to the acquisition of (i) all of the assets and properties of Circus Circus Reno and (ii) the other 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the "Circus Reno/Silver Legacy Purchase"). ERI has unconditionally guaranteed the purchaser's obligations under the Purchase Agreement. ERI currently has an indirect interest in 48.1% of the interests of the Silver Legacy Joint Venture. In connection with the consummation of the Circus Reno/Silver Legacy Purchase, ERI expects to acquire the 1.9% indirect interest in the Silver Legacy Joint Venture held by ELLC in September 2015. Following the consummation of the foregoing transactions, the Silver Legacy Joint Venture will be a wholly-owned indirect subsidiary of ERI.

        The proposed purchase price for the Circus Reno/Silver Legacy Purchase is $72.5 million, subject to a customary working capital adjustment, and the assumption of amounts outstanding under the Silver Legacy Joint Venture credit facility, of which $82.0 million was outstanding at June 30, 2015. In conjunction with the execution of the Purchase Agreement, ERI deposited $3.0 million in escrow, which it will surrender in the event the proposed acquisitions fail to close for reasons other than a breach by Circus Circus Casinos, Inc. or Galleon, Inc. The balance of the purchase price will be payable in cash at the closing of the Circus Reno/Silver Legacy Purchase. The Company expects to apply a portion of the proceeds of the sale of the New Notes (as defined below), proceeds from the sale of common stock, borrowings under the New Revolving Credit Facility (as defined below) and cash on hand to pay the purchase price for the Circus Reno/Silver Legacy Purchase. The consummation of the transactions contemplated by the Purchase Agreement is subject to the satisfaction of certain conditions, including the approval of various gaming authorities. The Circus Reno/Silver Legacy transaction is expected to be consummated by the end of 2015, but there can be no assurance that the proposed acquisition will be consummated or as to the date by which the proposed acquisition will be consummated.

  Refinancing Transactions

  Tender Offer

        On July 13, 2015, the Company commenced a cash tender offer and consent solicitation for any and all Resorts Senior Secured Notes and MTR Second Lien Notes. The total consideration offered in the tender offer was $1,047.92 per $1,000 principal amount of the Resorts Notes tendered and accepted for purchase and $1,066.39 per $1,000 in principal amount of MTR Second Lien Notes tendered and accepted for purchase, which included a $30 per $1,000 in principal amount of Resorts Senior Secured Notes and MTR Second Lien Notes. The tender offer was consummated on July 23, 2015 and approximately $130.0 million in aggregate principal amount of Resorts Senior Notes and $403.9 million in aggregate principal amount of MTR Second Lien Notes were accepted for purchase. The Resorts Senior Secured Notes and MTR Second Lien Notes that remained outstanding following the consummation of the tender offer were satisfied and discharged pursuant to the terms of the indentures governing such notes.

  Senior Notes

        On July 23, 2015, the Company issued $375.0 million in aggregate principal amount of 7.0% Senior Notes due 2023 (the "New Notes") pursuant to an indenture, dated as of July 23, 2015 (the "Indenture"), at an issue price equal to 100.0% of the aggregate principal amount of the New Notes.

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Pending Acquisitions and Refinancing (Continued)

The New Notes are guaranteed by all of the Company's direct and indirect restricted subsidiaries other than immaterial subsidiaries.

        The Company used or will use the net proceeds from the New Notes offering together with borrowings under the New Term Loan and the New Revolving Credit Facility (as defined below) to (i) purchase or otherwise redeem (a) all of the outstanding Resorts Senior Secured Notes and (b) all of the outstanding MTR Second Lien Notes, (ii) pay a portion of the purchase price for the Circus Reno/Silver Legacy Purchase and repay all amounts outstanding under the Silver Legacy Joint Venture credit facility, and (iii) pay fees and costs associated with such transactions. Net proceeds from the New Notes offering equal to $50.0 million, plus interest to the latest possible redemption date, were placed in escrow, to be released only if the Circus Reno/Silver Legacy Purchase is consummated on or prior to April 1, 2016; otherwise, $50.0 million in aggregate principal amount of the New Notes will be subject to a special mandatory redemption, on a pro rata basis, at a redemption price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date.

        The New Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

        On or after August 1, 2018, the Company may redeem all or a portion of the New Notes upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the New Notes redeemed, to the applicable redemption date, if redeemed during the twelve month period beginning on August 1 of the years indicated below:

Year	Percentage
2018	105.250%
2019	103.500%
2020	101.750%
2021 and thereafter	100.000%

        Prior to August 1, 2018, the Company may redeem all or a portion of the New Notes at a price equal to 100% of the New Notes redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to August 1, 2018, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the New Notes with proceeds of certain equity financings at a redemption price equal to 107% of the principal amount of the New Notes redeemed, plus accrued and unpaid interest. If the Company experiences certain change of control events (as defined in the Indenture), it must offer to repurchase the New Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the New Notes at 100.0% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

        The New Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Pending Acquisitions and Refinancing (Continued)

        The Indenture contains certain covenants limiting, among other things, the Company's ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

  •
  pay dividends or distributions or make certain other restricted payments or investments;

  •
  incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the New Notes or the guarantees of the New Notes;

  •
  create liens;

  •
  transfer and sell assets;

  •
  merge, consolidate, or sell, trainer or otherwise dispose of all or substantially all of the Company's assets;

  •
  enter into certain transactions with affiliates;

  •
  engage in lines of business other than the Company's core business and related businesses; and

  •
  create restrictions on dividends or other payments by restricted subsidiaries.

        These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such New Notes to be declared due and payable.

New Credit Facility

        On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the "New Term Loan") and new $150.0 million five year revolving credit facility (the "New Revolving Credit Facility" and, together with the New Term Loan, the "New Credit Facility"). Also on July 23, 2015, the Company incurred $40.0 million of borrowings under the New Revolving Credit Facility. The following is a summary of the terms of the New Credit Facility.

        The New Term Loan will bear interest at a rate per annum of, at the Company's option, either (x) LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or (y) a base rate plus 2.25%, and will have an issue price of 99.5% of the principal amount of the New Term Loan. The New Revolving Credit Facility will bear interest at a rate per annum of, at the Company's option, either (x) LIBOR plus a spread ranging from 2.5% to 3.25% or (y) a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on the Company's total leverage ratio. Additionally, the Company is subject to fees on the unused portion of the New Revolving Credit Facility.

        The New Credit Facility is secured by substantially all of the Company's personal property assets and substantially all personal property assets of each subsidiary that guaranties the New Credit Facility (other than certain subsidiary guarantors designated as immaterial or restricted subsidiaries) (the "New Credit Facility Guarantors"), whether owned on the closing date of the New Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the New Credit Facility Guarantors. The New Credit Facility is also secured by a pledge of all of the equity owned by us and the New Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Pending Acquisitions and Refinancing (Continued)

New Credit Facility Guarantors to incur additional indebtedness, create liens on collateral, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

        The credit agreement governing the New Credit Facility also includes requirements that the Company maintains a maximum total leverage ratio and a minimum interest coverage ratio (adjusting over time). From the closing date through December 31, 2015, the Company is required to maintain a maximum total leverage ratio of 6.75 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00, from January 1, 2016 through December 31, 2017, a maximum total leverage ratio of 6.00 to 1.00 and from January 1, 2016 through December 31, 2016, a minimum interest coverage ratio of 2.75 to 1.00 and, from January 1, 2018 and thereafter, a maximum total leverage ratio of 5.00 to 1.00 and from January 1, 2017 and thereafter, a minimum interest coverage ratio of 3.00 to 1.00, provided that a default of the financial ratio covenants shall only become an event of default under the New Term Loan if the lenders providing the New Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants.

        The credit agreement governing the New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the New Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor.

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

        Resorts owns and operates Eldorado Resort Casino Shreveport, a hotel and riverboat gaming complex that includes a 403-room, all suite, art deco-style hotel and a tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana ("Eldorado Shreveport") and the Eldorado Hotel and Casino, a premier hotel, casino and entertainment facility in Reno, Nevada ("Eldorado Reno"). Resorts owns the Eldorado Shreveport indirectly through two wholly owned subsidiaries which own 100.0% of the partnership interests in the Eldorado Shreveport Joint Venture, a Louisiana general partnership ("Louisiana Partnership").

        Resorts also owns a 48.1% interest in the Circus and Eldorado Joint Venture, LLC (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major, themed hotel/casino connected via a skywalk to the Eldorado Reno. On July 7, 2015, certain of our subsidiaries, Circus Circus Casinos, Inc. and Galleon, Inc., subsidiaries of MGM Resorts International, entered into a purchase and sale agreement (the "Purchase Agreement") with respect to the acquisition of (i) all of the assets and properties of Circus Circus Reno and (ii) the other 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the "Circus Reno/Silver Legacy Purchase"). ERI has unconditionally guaranteed the purchasers' obligations under the Purchase Agreement. ERI currently has an indirect interest in 48.1% of the interests of the Silver Legacy Joint Venture. In connection with the consummation of the Circus Reno/Silver Legacy Purchase, ERI expects to acquire the 1.9% indirect interest in the Silver Legacy Joint Venture held by ELLC in September 2015. Following the consummation of the foregoing transactions, the Silver Legacy Joint Venture will be a wholly-owned indirect subsidiary of ERI.

        The proposed purchase price is $72.5 million, subject to a customary working capital adjustment, and the assumption of amounts outstanding under the Silver Legacy Joint Venture credit facility, of which approximately $82.0 million was outstanding at June 30, 2015. ERI deposited $3.0 million in escrow, which it will surrender in the event the proposed acquisitions fail to close for reasons other than a breach by Circus Circus Casinos, Inc. or Galleon, Inc. The balance of the purchase price will be payable in cash at the closing of the Circus Reno/Silver Legacy Purchase. The Company expects to apply a portion of the proceeds of the sale of its 7% Senior Notes due 2023, proceeds from the sale of common stock, borrowings under the Company's revolving credit facility and cash on hand to pay the purchase price for the Circus Reno/Silver Legacy Purchase. The consummation of the transactions contemplated by the Purchase Agreement is subject to the satisfaction of certain conditions, including the approval of various gaming authorities. The Circus Reno/Silver Legacy transaction is expected to be consummated by the end of 2015, but there can be no assurance that the proposed acquisition will be consummated or as to the date by which the proposed acquisition will be consummated.

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

        ERI, HoldCo and MTR Gaming are collectively referred to as "we," "us," "our" or the "Company." The Merger closed on the "Merger Date" and has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States ("US GAAP"). As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The financial information included in this Item 2 for periods prior to the Merger Date are those of HoldCo and its subsidiaries. The presentation of information herein for periods prior to the Merger Date and after the Merger Date are not fully comparable because the results of operations for MTR Gaming are not included for periods prior to the Merger Date. Summary financial results of MTR Gaming for the three and six months ended June 30, 2014 are included in MTR Gaming's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission ("SEC").

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

        Many existing Native American gaming facilities in northern California are modest compared to Eldorado Reno. However, a number of Native American tribes have established large-scale gaming facilities in California and some Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. As northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has had a negative impact, principally on drive-in, day-trip visitor traffic from our main feeder markets in northern California. A 320,000 square foot gaming facility located in Sonoma County, California opened on November 5, 2013.

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

        Eldorado Shreveport.    Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming and there can be no assurance that casino gaming will not be approved in Texas in the future, which would have a material adverse effect on our business. Eldorado Shreveport competes with several Native American casinos located in Oklahoma, certain of which are located near our core Texas markets. Because we draw a significant amount of our customers from the Dallas/Fort Worth area, but are located approximately 190 miles from that area, we believe we will continue to face increased competition from gaming operations in Oklahoma, including the WinStar and Choctaw casinos, and would face significant competition that may have a material adverse effect on our business and results of operations if casino gaming is approved in Texas. In June 2013, construction was completed on a 30,000 square foot casino and 400-room hotel in Bossier City across the Red River from Eldorado Shreveport. The facility, which also includes several restaurants and a 1,000-seat entertainment arena, received final approval from the Louisiana Gaming Control Board and opened on June 15, 2013. In December 2014, a new luxury, land-based casino with 1,600 slot machines, 72 gaming tables, a poker room, and a 740-room hotel with a ballroom and spa, opened in Lake Charles, Louisiana approximately 200 miles south of Eldorado Shreveport, but closer to the Houston, Texas market.

        MTR Gaming.    The MTR Gaming properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and eastern Ohio. We believe the expansion of gaming in Ohio, which includes casinos that opened in Cleveland in May 2012 and Columbus in October 2012 and additional casinos in Cincinnati and Toledo, as well as the installation of VLTs at existing horse race tracks near Cleveland, one of which opened in April 2013 and the other in December 2013 and the relocation of a racetrack to Austintown, Ohio, which opened in September 2014, have had and will continue to have a negative impact on our results of operations at all our properties and such impact may be material. In order to sustain our market share in the increased competitive environment, we continuously reevaluate our advertising strategies and promotional offers to our guests to ensure our reinvestment levels reflect the appropriate level of offerings to sustain our margins.

Major Bowling Tournaments in the Reno Market

        The National Bowling Stadium, located one block from Eldorado Reno, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno every year through 2018 except for 2017. It has also been selected to host ten United States Bowling Congress ("USBC") tournaments from 2019 through 2026. During this period, two of the ten USBC Tournaments may be held in the same year. Through a one-time agreement, the National Bowling Stadium hosted the USBC Open Tournament in Reno in 2014; usually an off-year for Reno. Historically, these multi-month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Eldorado Reno. The USBC Tournaments returned to Reno in 2014 and brought approximately 62,000 bowlers to the Reno area during the 2014 tournament period which began on February 28th and continued through July 12th. The USBC Tournament attracted approximately 15,600 women bowlers to the Reno market from March to July in 2015.

Other Matters

        On August 26, 2014, the Board of Health of Hancock County, West Virginia adopted and approved the Clean Air Regulation Act of 2014 ("Regulation"), which became effective July 1, 2015. The Regulation, bans smoking in public places in Hancock County including at Mountaineer. To comply with the Regulation upon its effective date, Mountaineer built a 9,800 square foot smoking pavilion with 210 slot machines and six table games which opened on July 1, 2015. Notwithstanding our efforts to mitigate the impact of the smoking ban, we expect that the Regulation will have a negative impact on our business and results of operations at Mountaineer, and such impact may be material.

Summary Financial Results

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

        The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended June 30,
			Percent Change
	2015	2014
Net operating revenues	$182,633	$61,749	195.8%
Operating expenses	160,430	56,054	186.2%
Equity in income of unconsolidated affiliates	1,106	2,161	(48.8)%
Operating income	23,059	6,775	240.4%
Net income	4,795	2,909	64.8%

        Net Operating Revenues.    MTR Gaming contributed $120.8 million of net operating revenues for the three months ended June 30, 2015, consisting primarily of casino revenues. Including the incremental MTR Gaming revenues, net operating revenues increased 195.8% for the three months ended June 30, 2015 compared to the same prior year period. Excluding incremental MTR Gaming revenues, consolidated net operating revenues increased $0.1 million for the three months ended

June 30, 2015 compared to the same prior year period primarily due to increased net revenues at Eldorado Shreveport partially offset by declines in net revenues at Eldorado Reno.

        Equity in Income of Unconsolidated Affiliates.    Income from our unconsolidated affiliates, the Silver Legacy Joint Venture and our former unconsolidated affiliate, Tamarack, decreased $1.1 million for the three months ended June 30, 2015 compared to the same prior year period. Resorts' interest in Tamarack was disposed of on September 1, 2014.

        Operating Income and Net Income.    Consolidated operating income and net income includes operating income and net income of $14.0 million and $5.7 million, respectively, attributable to MTR Gaming for the three months ended June 30, 2015. Excluding operating income attributable to MTR Gaming, consolidated operating income was $9.1 million and net loss was $0.9 million during the three months ended June 30, 2015. Consolidated operating income, excluding operating income attributable to MTR Gaming, included of incremental corporate costs offset by decreased acquisition charges, a decline in equity in income of unconsolidated affiliates, lower depreciation and improved operating margins at both Eldorado Reno and Eldorado Shreveport. Excluding net income attributable to MTR Gaming, the decrease in net income is primarily attributable to the provision for income taxes.

Revenues

        The following table highlights our sources of net operating revenues (dollars in thousands):

	Three Months Ended June 30,
			Percent Change
	2015	2014
Casino:
Eldorado Reno	$16,688	$17,905	(6.8)%
Eldorado Shreveport	31,801	30,249	5.1%
MTR Gaming	108,299	—	100.0%

Total	156,788	48,154	225.6%

Pari-mutuel commissions—MTR Gaming	3,056	—	100.0%

Food and beverage:
Eldorado Reno	8,401	8,806	(4.6)%
Eldorado Shreveport	6,308	6,221	1.4%
MTR Gaming	8,786	—	100.0%

Total	23,495	15,027	56.4%

Hotel:
Eldorado Reno	4,858	5,164	(5.9)%
Eldorado Shreveport	2,223	2,141	3.8%
MTR Gaming	1,363	—	100.0%

Total	8,444	7,305	15.6%

Other:
Eldorado Reno	1,373	1,372	0.1%
Eldorado Shreveport	826	867	(4.7)%
MTR Gaming	4,374	—	100.0%

Total	6,573	2,239	193.6%

Promotional allowances:
Eldorado Reno	(4,114)	(4,378)	(6.0)%
Eldorado Shreveport	(6,524)	(6,598)	(1.1)%
MTR Gaming	(5,085)	—	100.0%

Total	(15,723)	(10,976)	43.2%

        Casino Revenues.    MTR Gaming contributed $108.3 million of casino revenues for the three months ended June 30, 2015 consisting of net win from slot operations, table games and poker. As a result, consolidated casino revenues increased 225.6% for the three months ended June 30, 2015 compared to the same prior year period.

        Consolidated casino revenues, excluding MTR Gaming casino revenues, increased 0.7% for the three months ended June 30, 2015 compared to the same prior year period. Despite severe weather and flooding in the Shreveport area, Eldorado Shreveport experienced a 5.1% increase in casino revenues for the three months ended June 30, 2015 compared to the same prior year period primarily due to growth in slot revenues, and to a lesser extent, increased table games revenues. Eldorado Shreveport benefited from a successful casino event along with strategic revisions to the property's casino marketing programs. Casino revenues fell 6.8% at Eldorado Reno mainly due to the decline in bowlers associated with the aforementioned tournament schedule which negatively impacted visitor traffic to the Reno market in comparison to the same prior year period.

        Pari-mutuel Commissions.    MTR Gaming contributed $3.1 million of pari-mutuel commissions for the three months ended June 30, 2015.

        Food and Beverage Revenues.    MTR Gaming contributed $8.8 million of food and beverage revenues for the three months ended June 30, 2015. As a result, consolidated food and beverage revenues increased 56.4% for the three months ended June 30, 2015 compared to the same prior year period.

        Consolidated food and beverage revenues, excluding MTR Gaming food and beverage revenues, decreased 2.1% for the three months ended June 30, 2015 compared to the same prior year period. Food and beverage revenues decreased 4.6% at Eldorado Reno mainly due to decreased customer counts in the property's high volume restaurants in conjunction with the decline in bowlers in the Reno market. This decline was partially offset by growth in the average check price as a result of selective price increases. Food and beverage revenues increased 1.4% at Eldorado Shreveport for the three months ended June 30, 2015 compared to the same prior year period due to higher revenues associated with increased visitation and selective price increases.

        Hotel Revenues.    MTR Gaming contributed $1.4 million of hotel revenues for the three months ended June 30, 2015. As a result, consolidated hotel revenues increased 15.6% for the three months ended June 30, 2015 compared to the same prior period.

        Consolidated hotel revenues, excluding MTR Gaming hotel revenues, decreased 3.1% for the three months ended June 30, 2015 compared to the same prior year period. Hotel revenues at Eldorado Reno declined 5.9% primarily due to a decrease in hotel occupancy from 91.1% for the three months ended June 30, 2014 to 84.1% for the three months ended June 30, 2015. This decrease in revenues was partially offset by an increase in the ADR from $74.79 for the three months ended June 30, 2014 to $76.14 for the three months ended June 30, 2015 resulting from an increase in the resort fee along with efforts to effectively yield hotel room rates. Hotel revenues at Eldorado Shreveport increased 3.8% due to higher hotel occupancy along with an increase in the ADR. Eldorado Shreveport's ADR and occupancy increased to $64.41 and 94.1%, respectively, for the three months ended June 30, 2015 from $64.16 and 91.0%, respectively, for the three months ended June 30, 2014.

        Other Revenues.    Other revenues are comprised of revenues generated by our retail outlets, entertainment venues and other miscellaneous items. MTR Gaming contributed $4.4 million of other revenues for the three months ended June 30, 2015. As a result, consolidated other revenues increased 193.6% for the three months ended June 30, 2015 compared to the same prior year period.

        Consolidated other revenues, excluding MTR Gaming other revenues, decreased 1.8% for the three months ended June 30, 2015 compared to the same prior year period. Other revenues at Eldorado Reno remained relatively flat during the three months ended June 30, 2015 compared to the same prior year period. Other revenues decreased 4.7% at Eldorado Shreveport during the three months ended June 30, 2015 compared to the same prior year period due to lower retail and spa sales which were partially offset by higher ATM commission revenues.

        Promotional Allowances.    Consolidated promotional allowances, expressed as a percentage of casino revenues, decreased to 10.0% for the three months ended June 30, 2015 compared to 22.8% for the same prior year period; however, total consolidated promotional allowances increased 43.2%. MTR Gaming's promotional allowances represented 4.7% of its casino revenues for the three months ended June 30, 2015. Promotional allowances at Eldorado Reno decreased 6.0% for the three months ended June 30, 2015 compared to the same prior year period in conjunction with the decline in revenues. Promotional allowances decreased 1.1% for the three months ended June 30, 2015 compared to the same prior year period at Eldorado Shreveport despite the increase in casino revenues due to efforts to reduce promotional costs. Management actively reviews the effectiveness of its promotions and direct mail programs to expand successful promotions while eliminating or reducing less profitable promotions. Promotional activities reflect our efforts to maintain ERI's share of the gaming markets in which it operates in an effort to mitigate the impact of increasing competition.

Operating Expenses

        The following table highlights our operating expenses (dollars in thousands):

	Three Months Ended June 30,
			Percent Change
	2015	2014
Casino:
Eldorado Reno	$7,099	$7,519	(5.6)%
Eldorado Shreveport	17,447	17,790	(1.9)%
MTR Gaming	66,520	—	100.0%

Total	91,066	25,309	259.8%

Pari-mutuel commissions—MTR Gaming	3,093	—	100.0%

Food and beverage:
Eldorado Reno	5,394	6,024	(10.5)%
Eldorado Shreveport	1,363	1,382	(1.4)%
MTR Gaming	5,245	—	100.0%

Total	12,002	7,406	62.1%

Hotel:
Eldorado Reno	1,589	1,634	(2.8)%
Eldorado Shreveport	326	280	16.4%
MTR Gaming	398	—	100.0%

Total	2,313	1,914	20.8%

Other:
Eldorado Reno	1,429	1,396	2.4%
Eldorado Shreveport	378	378	0.0%
MTR Gaming	1,760	—	100.0%

Total	3,567	1,774	101.1%

Marketing and promotions	7,404	4,747	56.0%
General and administrative	26,954	10,668	152.7%
Management fee	—	150	(100.0)%
Depreciation and amortization	14,031	4,086	243.4%

        Casino Expenses.    MTR Gaming incurred $66.5 million of casino expenses for the three months ended June 30, 2015. As a result, consolidated casino expenses increased 259.8% for the three months ended June 30, 2015 compared to the same prior year period.

        Casino expenses, excluding MTR Gaming casino expenses, decreased 3.0% during the three months ended June 30, 2015 compared to the same prior year period. Casino expenses at Eldorado Reno decreased 5.6% for the three months ended June 30, 2015 compared to the same prior year period primarily reflecting the decrease in departmental variable costs, including payroll and gaming taxes, associated with the decrease in the revenues along with decreased casino marketing expenditures. Casino expenses at Eldorado Shreveport decreased 1.9% during the three months ended June 30, 2015 compared to the same prior year period primarily due to lower departmental payroll, promotional costs, bad debt expense and other variable costs resulting from efforts to control variable costs. These declines were partially offset by higher gaming taxes associated with increased casino revenues and increased group health insurance costs resulting from higher medical claims during the current period.

        Pari-mutuel Expense.    MTR Gaming incurred $3.1 million of pari-mutuel expense for the three months ended June 30, 2015.

        Food and Beverage Expenses.    MTR Gaming incurred $5.2 million of food and beverage expenses for the three months ended June 30, 2015. As a result, consolidated food and beverage expenses increased 62.1% for the three months ended June 30, 2015 compared to the same prior period.

        Food and beverage expenses, excluding MTR Gaming food and beverage expenses, decreased 8.8% for the three months ended June 30, 2015 compared to the same prior year period. Eldorado Reno's food and beverage expenses decreased 10.5% during the current period due to lower cost of sales combined with lower payroll expenditures associated with lower customer counts. Despite a 1.4% increase in food and beverage revenues, food and beverage expenses decreased 1.4% at Eldorado Shreveport for the three months ended June 30, 2015 compared to the same prior year period. Food and beverage cost of sales, as a percentage of associated revenues, both declined during the three months ended June 30, 2015 compared to the same prior year period due to the implementation of selective menu price increases combined with successful efforts to control food and beverage costs of product. Moreover, revisions to Eldorado Shreveport's employee meal program resulted in improvements in the departmental profit margin.

        Hotel Expenses.    MTR Gaming incurred $0.4 million of hotel expenses for the three months ended June 30, 2015. As a result, consolidated hotel expenses increased 20.8% for the three months ended June 30, 2015 compared to the same prior year period.

        Hotel expenses, excluding MTR Gaming hotel expenses, remained relatively flat for the three months ended June 30, 2015 compared to the same prior year period. Hotel expenses at Eldorado Reno decreased 2.8% mainly due to decreased expenses associated with lower hotel occupancy. For the three months ended June 30, 2015 compared to the same prior year period, hotel expenses at Eldorado Shreveport increased 16.4% as additional costs associated with higher occupancy were partially offset by decreases in payroll and other departmental variable costs.

        Other Expenses.    Other expenses are comprised of expenses associated with sales at our retail outlets, entertainment venues and other miscellaneous items. MTR Gaming incurred $1.8 million of other expenses for the three months ended June 30, 2015. As a result, consolidated other expenses increased 101.1% for the three months ended June 30, 2015 compared to the same prior year period.

        Other expenses, excluding MTR Gaming other expenses, increased 1.9% for the three months ended June 30, 2015 compared to the same year period. Other expenses at Eldorado Reno increased 2.4% for the three months ended June 30, 2015 compared to the same prior year period. Other expenses at Eldorado Shreveport remained flat during the three months ended June 30, 2015 compared to the same prior year period.

        Marketing and Promotional Expenses.    MTR Gaming incurred $3.5 million of marketing and promotion expenses for the three months ended June 30, 2015. As a result, consolidated marketing and promotion expenses increased 56.0% for the three months ended June 30, 2015 compared to the same prior year period.

        Excluding MTR Gaming, marketing and promotional expenses decreased 18.4% for the three months ended June 30, 2015 compared to the same period in the prior year due to efforts to reduce advertising spend at Eldorado Reno and Eldorado Shreveport during the current period along with reductions in promotional offers.

        General and Administrative Expenses and Management Fees.    MTR Gaming incurred $13.7 million of general and administrative expenses for the three months ended June 30, 2015. As a result, consolidated general and administrative expenses increased 152.7% during the three months ended June 30, 2015 compared to the same prior year period.

        Excluding MTR Gaming, general and administrative expenses increased 22.4% during the three months ended June 30, 2015 compared to the same prior year period due to incremental corporate costs associated with the Merger.

        Historically, we paid management fees to Recreational Enterprises, Inc. ("REI") and Hotel Casino Management, Inc. ("HCM"), affiliates of the Company. For the three months ended June 30, 2014, we paid $0.2 million in management fees to REI and HCM.

        Depreciation and Amortization Expense.    MTR Gaming incurred $10.1 million of depreciation and amortization expense for the three months ended June 30, 2015. As a result, depreciation and amortization expense increased 243.4% for three months ended June 30, 2015 compared to the same prior year period.

        At Eldorado Reno and Eldorado Shreveport, depreciation and amortization expense decreased 4.3% for the three months ended June 30, 2015 compared to the same prior year period resulting from more assets becoming fully depreciated.

Acquisition Charges

        We incurred acquisition charges of $0.3 million for the three months ended June 30, 2015 in connection with the Circus Reno/Silver Legacy Purchase and $1.1 million for the three months ended June 30 2014 in connection with the Merger. The amounts were expensed in accordance with the applicable accounting guidance for business combinations.

Interest Expense, net

        MTR Gaming incurred $13.4 million of interest expense for the three months ended June 30, 2015. This incremental expense offset a $0.1 million decline in Resorts' interest expense for the three months ended June 20, 2015 compared to the same prior year period due to a reduction in the balance outstanding under Resorts' credit facility which matured on May 30, 2014 and was not renewed.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

        The following table highlights the results of our operations (dollars in thousands):

	Six Months Ended June 30,
			Percent Change
	2015	2014
Net operating revenues	$350,084	$118,779	194.7%
Operating expenses	315,196	109,780	187.1%
Equity in income of unconsolidated affiliates	588	1,781	(67.0)%
Operating income	35,143	8,327	322.0%
Net (loss) income	(1,369)	576	(337.7)%

        Net Operating Revenues.    MTR Gaming contributed $229.9 million of net operating revenues for the six months ended June 30, 2015, consisting primarily of casino revenues. Including the incremental MTR Gaming revenues, net operating revenues increased 194.7% for the six months ended June 30, 2015 compared to the same prior year period. Excluding incremental MTR Gaming revenues, consolidated net operating revenues increased 1.2% for the six months ended June 30, 2015 compared to the same prior year period primarily due to improvements in casino revenues at both Eldorado Reno and Eldorado Shreveport combined with a decrease in promotional allowances and higher non-gaming revenues at Eldorado Shreveport.

        Equity in Income of Unconsolidated Affiliates.    Income from our unconsolidated affiliates, the Silver Legacy Joint Venture and our former unconsolidated affiliate, Tamarack, decreased $1.2 million for the six months ended June 30, 2015 compared to the same prior year period. Resorts' interest in Tamarack was disposed of on September 1, 2014.

        Operating Income and Net (Loss) Income.    Consolidated operating income and net (loss) income includes operating income and net loss of $22.5 million and $2.1 million, respectively, attributable to MTR Gaming for the six months ended June 30, 2015. Excluding operating income attributable to MTR Gaming, consolidated operating income was $12.6 million and net income was $0.7 million during the six months ended June 30, 2015. Excluding operating income attributable to MTR Gaming, consolidated operating income increased $4.3 million during the six months ended June 30, 2015 compared to the same prior year period and was favorably impacted by the decline in acquisition charges and improved operating margins at Eldorado Reno. Excluding net loss attributable to MTR Gaming, the decrease in net income is primarily attributable to the provision for income taxes.

Revenues

        The following table highlights our sources of net operating revenues (dollars in thousands):

	Six Months Ended June 30,
			Percent Change
	2015	2014
Casino:
Eldorado Reno	$31,118	$30,771	1.1%
Eldorado Shreveport	63,724	62,052	2.7%
MTR Gaming	209,608	—	100.0%

Total	304,450	92,823	228.0%

Pari-mutuel commissions—MTR Gaming	4,261	—	100.0%

Food and beverage:
Eldorado Reno	16,066	16,672	(3.6)%
Eldorado Shreveport	13,108	12,702	3.2%
MTR Gaming	16,503	—	100.0%

Total	45,677	29,374	55.5%

Hotel:
Eldorado Reno	8,659	8,919	(2.9)%
Eldorado Shreveport	4,308	4,273	0.8%
MTR Gaming	2,511	—	100.0%

Total	15,478	13,192	17.3%

Other:
Eldorado Reno	2,853	2,763	3.3%
Eldorado Shreveport	1,608	1,656	(2.9)%
MTR Gaming	6,838	—	100.0%

Total	11,299	4,419	155.7%

Promotional allowances:
Eldorado Reno	(7,737)	(7,840)	(1.3)%
Eldorado Shreveport	(13,480)	(13,189)	2.2%
MTR Gaming	(9,864)	—	100.0%

Total	(31,081)	(21,029)	47.8%

        Casino Revenues.    MTR Gaming contributed $209.6 million of casino revenues for the six months ended June 30, 2015 consisting of net win from slot operations, table games and poker. As a result, consolidated casino revenues increased 228.0% for the six months ended June 30, 2015 compared to the same prior year period.

        Consolidated casino revenues, excluding MTR Gaming casino revenues, increased 2.2% for the six months ended June 30, 2015 compared to the same prior year period due to increased casino revenues at both Eldorado Reno and Eldorado Shreveport.

        Pari-mutuel Commissions.    MTR Gaming contributed $4.3 million of pari-mutuel commissions for the six months ended June 30, 2015.

        Food and Beverage Revenues.    MTR Gaming contributed $16.5 million of food and beverage revenues for the six months ended June 30, 2015. As a result, consolidated food and beverage revenues increased 55.5% for the six months ended June 30, 2015 compared to the same prior year period.

        Consolidated food and beverage revenues, excluding MTR Gaming food and beverage revenues, decreased by less than 1.0% for the six months ended June 30, 2015 compared to the same prior year period. Food and beverage revenues decreased 3.6% at Eldorado Reno mainly due to decreased customer counts during the second quarter in association with fewer bowlers in the Reno market and reduced hotel occupancy. This decrease was partially offset by growth in our average check price as a result of selective price increases in Eldorado Reno's restaurants. Food and beverage revenues increased 3.2% at Eldorado Shreveport for the six months ended June 30, 2015 compared to the same prior year period due to increased customer counts combined with selective price increases.

        Hotel Revenues.    MTR Gaming contributed $2.5 million of hotel revenues for the six months ended June 30, 2015. As a result, consolidated hotel revenues increased 17.3% for the six months ended June 30, 2015 compared to the same prior period.

        Consolidated hotel revenues, excluding MTR Gaming hotel revenues, decreased 1.7% for the six months ended June 30, 2015 compared to the same prior year period. Hotel revenues at Eldorado Reno declined 2.9% primarily due to lower occupancy during the six months ended June 30, 2015 compared to the same prior year period. Eldorado Reno's hotel occupancy was 79.4% for the six months ended June 30, 2015 compared to 82.9% for the six months ended June 30, 2014. The revenue decrease associated with the decline in occupancy was partially offset by an increase in the ADR from $72.06 for the six months ended June 30, 2015 compared to $71.80 for the six months ended June 30, 2014 as a result of an increase in the resort fee. Shreveport's occupancy rate and ADR were 92.7% and $63.73, respectively, for the six months ended June 30, 2015 compared to 89.9% and $65.14, respectively, for the six months ended June 30, 2014. As a result, hotel revenues increased 0.8% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

        Other Revenues.    Other revenues are comprised of revenues generated by our retail outlets, entertainment venues and other miscellaneous items. MTR Gaming contributed $6.8 million of other revenues for the six months ended June 30, 2015. As a result, consolidated other revenues increased 17.3% for the six months ended June 30, 2015 compared to the same prior year period.

        Consolidated other revenues, excluding MTR Gaming other revenues, decreased 1.0% for the six months ended June 30, 2015 compared to the same prior year period. Other revenues at Eldorado Reno increased 3.3% during the six months ended June 30, 2015 compared to the same prior year period primarily due to increased entertainment revenues in the Eldorado Reno theatre during the current year. Other revenues decreased 2.9% at Eldorado Shreveport during the six months ended June 30, 2015 compared to the same prior year period due to lower retail sales, which were partially offset by higher ATM commission revenues.

        Promotional Allowances.    Consolidated promotional allowances, expressed as a percentage of casino revenues, decreased to 10.2% for the six months ended June 30, 2015 compared to 22.7% for the same prior year period; however, the total consolidated promotional allowances incurred increased

47.8%. MTR Gaming's promotional allowances represented 4.7% of its casino revenues for the six months ended June 30, 2015. Promotional allowances at Eldorado Reno decreased 1.3% for the six months ended June 30, 2015 compared to the same prior year period resulting from strategic revisions to its casino marketing program. Promotional allowances increased 2.2% for the six months ended June 30, 2015 compared to the same prior year period at Eldorado Shreveport in conjunction with the increases in casino volume. Management actively reviews the effectiveness of its promotions and direct mail programs to expand successful promotions while eliminating or reducing less profitable promotions. Promotional activities reflect our efforts to maintain ERI's share of the gaming markets in which it operates in an effort to mitigate the impact of increasing competition.

Operating Expenses

        The following table highlights our operating expenses (dollars in thousands):

	Six Months Ended June 30,
			Percent Change
	2015	2014
Casino:
Eldorado Reno	$13,685	$13,659	0.2%
Eldorado Shreveport	35,446	35,623	(0.5)%
MTR Gaming	128,753	—	100.0%

Total	177,884	49,282	261.0%

Pari-mutuel commissions—MTR Gaming	4,789	—	100.0%

Food and beverage:
Eldorado Reno	10,667	11,588	(7.9)%
Eldorado Shreveport	2,709	2,838	(4.5)%
MTR Gaming	10,547	—	100.0%

Total	23,923	14,426	65.8%

Hotel:
Eldorado Reno	3,175	3,268	(2.8)%
Eldorado Shreveport	593	591	0.3%
MTR Gaming	735	—	100.0%

Total	4,503	3,859	16.7%

Other:
Eldorado Reno	2,758	2,695	2.3%
Eldorado Shreveport	736	728	1.1%
MTR Gaming	2,940	—	100.0%

Total	6,434	3,423	88.0%

Marketing and promotions	14,505	8,887	63.2%
General and administrative	54,658	21,329	156.3%
Management fee	—	300	(100.0)%
Depreciation and amortization	28,500	8,274	244.5%

        Casino Expenses.    MTR Gaming incurred $128.8 million of casino expenses for the six months ended June 30, 2015. As a result, consolidated casino expenses increased 261.0% for the six months ended June 30, 2015 compared to the same prior year period.

        Casino expenses, excluding MTR Gaming casino expenses, decreased less than 1.0% during the six months ended June 30, 2015 compared to the same prior year period. Casino expenses at Eldorado Reno increased 0.2% for the six months ended June 30, 2015 compared to the same prior year period primarily reflecting an increase in departmental variable costs, including taxes, associated with the increase in the revenues offset by savings in marketing and promotional expenditures. Despite the increase in casino revenues, casino expenses at Eldorado Shreveport decreased less than 1.0% during the six months ended June 30, 2015 compared to the same prior year period primarily due reductions in promotional and marketing costs.

        Pari-mutuel Expense.    MTR Gaming incurred $4.8 million of pari-mutuel expense for the six months ended June 30, 2015.

        Food and Beverage Expenses.    MTR Gaming incurred $10.5 million of food and beverage expenses for the six months ended June 30, 2015. As a result, consolidated food and beverage expenses increased 65.8% for the six months ended June 30, 2015 compared to the same prior period.

        Food and beverage expenses, excluding MTR Gaming food and beverage expenses, decreased 7.3% for the six months ended June 30, 2015 compared to the same prior year period. Food and beverage expenses at Eldorado Reno and Eldorado Shreveport decreased 7.9% and 4.5%, respectively, during the current period due to lower cost of sales and payroll expenditures resulting from successful efforts to control food and beverage costs of product and reduce labor.

        Hotel Expenses.    MTR Gaming incurred $0.7 million of hotel expenses for the six months ended June 30, 2015. As a result, consolidated hotel expenses increased 16.7% for the six months ended June 30, 2015 compared to the same prior year period.

        Hotel expenses, excluding MTR Gaming hotel expenses, decreased 2.4% for the six months ended June 30, 2015 compared to the same prior year period. Hotel expenses at Eldorado Reno decreased 2.8% mainly due to lower hotel occupancy. For the six months ended June 30, 2015 compared to the same prior year period, hotel expenses at Eldorado Shreveport increased less than 1.0% as additional costs associated with higher occupancy were partially offset by decreases in payroll and other departmental variable costs.

        Other Expenses.    Other expenses are comprised of expenses associated with sales at our retail outlets, entertainment venues and other miscellaneous items. MTR Gaming incurred $2.9 million of other expenses for the six months ended June 30, 2015. As a result, consolidated other expenses increased 88.0% for the six months ended June 30, 2015 compared to the same prior year period.

        Other expenses, excluding MTR Gaming other expenses, increased 2.1% for the six months ended June 30, 2015 compared to the same year period. Other expenses at Eldorado Reno increased 2.3% for the six months ended June 30, 2015 compared to the same prior year period reflecting the increase in other revenues. Other expenses at Eldorado Shreveport increased 1.1% despite a decline in other revenues mainly due to higher retail costs, as a percentage of retail revenues, during the current period.

        Marketing and Promotional Expenses.    MTR Gaming incurred $6.8 million of marketing and promotion expenses for the six months ended June 30, 2015. As a result, consolidated marketing and promotion expenses increased 63.2% for the six months ended June 30, 2015 compared to the same prior year period.

        Excluding MTR Gaming, marketing and promotional expenses decreased 13.1% for the six months ended June 30, 2015 compared to the same period in the prior year due to efforts to reduce advertising spend and promotional offers at both Eldorado Reno and Eldorado Shreveport during the current period.

        General and Administrative Expenses and Management Fees.    MTR Gaming incurred $27.9 million of general and administrative expenses for the six months ended June 30, 2015. As a result, consolidated general and administrative expenses increased 156.3% during the six months ended June 30, 2015 compared to the same prior year period.

        Excluding MTR Gaming, general and administrative expenses increased 23.7% during the six months ended June 30, 2015 compared to the same prior year period due to increases in professional services and additional payroll associated with the Merger.

        Historically, we paid management fees to Recreational Enterprises, Inc. ("REI") and Hotel Casino Management, Inc. ("HCM"), affiliates of the Company. For the six months ended June 30, 2014, we paid $0.3 million in management fees to REI and HCM.

        Depreciation and Amortization Expense.    MTR Gaming incurred $20.7 million of depreciation expense for the six months ended June 30, 2015. As a result, depreciation and amortization expense increased 244.5% for six months ended June 30, 2015 compared to the same prior year period.

        Depreciation and amortization expense decreased 5.2% for the six months ended June 30, 2015 compared to the same prior year period at Eldorado Reno and Eldorado Shreveport as more assets became fully depreciated.

Acquisition Charges

        During the six months ended June 30, 2015, we incurred $0.3 million in acquisition charges in connection with the Merger and the Circus/Silver Legacy Purchase. During the six months ended June 30, 2014, we incurred $2.5 million, in acquisition charges in connection with the Merger. The amounts were expensed in accordance with the applicable accounting guidance for business combinations.

Interest Expense, net

        MTR Gaming incurred $26.8 million of interest expense, net for the six months ended June 30, 2015. This incremental expense offset a $0.1 million decline in Resorts' interest expense for the six months ended June 30, 2015 compared to the same prior year period due to a reduction in the balance outstanding under Resorts' credit facility which matured on May 30, 2014 and was not renewed.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Adjusted EBITDA for the Six Months Ended June 30, 2015 and 2014

        Adjusted EBITDA (defined below), a non US GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non US GAAP supplemental information will be helpful in understanding the Company's ongoing operating results. Adjusted EBITDA represents (losses) earnings before interest expense (income), income tax expense (benefit), depreciation and amortization, equity in income of unconsolidated affiliates, corporate management fee, (loss) gain on the sale or disposal of property, other regulatory gaming assessment costs, acquisition/strategic transaction costs and stock-based compensation expense to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with US GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

        The following table summarizes our net revenues and Adjusted EBITDA for our operating segments for the three and six months ended June 30, 2015 and 2014, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with US GAAP:

	Three Months Ended June 30,		Six Months Ended March 31,
	2015	2014	2015	2014
	(unaudited, in thousands)
Net Revenues:
Eldorado Reno(1)	$27,206	$28,869	$50,959	$51,285
Eldorado Shreveport	34,634	32,880	69,268	67,494

Resorts Total Net Revenues	61,840	61,749	120,227	118,779
MTR Gaming	120,793	124,900	229,857	239,728

Total Net Revenues	$182,633	$186,649	$350,084	$358,507

Adjusted EBITDA:
Eldorado Reno	$5,008	$4,089	$7,439	$4,021
Eldorado Shreveport(1)	7,945	5,692	15,063	13,252

Eldorado Total Adjusted EBITDA	12,953	9,781	22,502	17,273
Corporate(2)	(3,669)	(1,984)	(7,239)	(4,391)
MTR Gaming(2)(3)	27,082	27,646	48,827	51,006

Combined Adjusted EBITDA(4)	$36,366	$35,443	$64,090	$63,888

Eldorado Reno:
Net income (loss)(1)	$2,329	$2,008	$1,262	$(3,044)
Interest expense, net of interest income	1,183	1,197	2,365	2,401
Provision (benefit) for income taxes	143	—	(375)	—
Depreciation and amortization	1,942	1,964	3,874	3,992
Equity in income of unconsolidated affiliates	(1,106)	(2,161)	(588)	(1,781)
Corporate management fee	522	—	906	—
Gain on disposal of property	(5)	—	(5)	—
Acquisition charges	—	1,081	—	2,453

Adjusted Eldorado Reno EBITDA	$5,008	$4,089	$7,439	$4,021

Eldorado Shreveport:
Net income(1)	$2,730	$901	$4,781	$3,620
Interest expense, net of interest income	2,651	2,669	5,303	5,350
Depreciation and amortization	1,888	2,122	3,807	4,282
Corporate management fee	675	—	1,171	—
Loss on disposal of property	1	—	1	—

Adjusted Eldorado Shreveport EBITDA	$7,945	$5,692	$15,063	$13,252

Corporate(2):
Net loss	$(34,591)	$(19,854)	$(42,258)	$(40,618)
Interest expense, net of interest income	13,383	17,371	26,765	34,741
Provision for income taxes	18,157	—	8,985	—
Corporate management fee	(1,197)	—	(2,077)	—
Depreciation	94	9	187	19
Loss on sale or disposal of property	1	—	1	1
Stock-based compensation expense	231	107	821	562
Acquisition costs	253	383	337	904

Adjusted Corporate EBITDA	$(3,669)	$(1,984)	$(7,239)	$(4,391)

	Three Months Ended June 30,		Six Months Ended March 31,
	2015	2014	2015	2014
	(unaudited, in thousands)
MTR Gaming(3):
Net income(2)	$34,327	$18,672	$34,846	$33,223
Interest expense, net of interest income	15	18	31	36
(Benefit) provision for income taxes	(17,268)	1,133	(6,562)	2,150
Depreciation and amortization	10,107	7,696	20,632	15,470
Other regulatory gaming assessments	(99)	100	(119)	83
Loss (gain) on sale or disposal of property	—	27	(1)	44

Adjusted MTR Gaming EBITDA	$27,082	$27,646	$48,827	$51,006

(1)
Excludes intercompany management fee revenues earned by Eldorado Reno and expensed by Eldorado Shreveport amounting to $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2014.

(2)
Includes corporate expenses subsequent to the Merger Date related to ERI totaling $0.6 million and $1.5 million, excluding stock-based compensation expense of $0.2 million and $0.8 million and MTR Gaming's corporate expenses totaling $3.0 million and $5.7 million for the three and six months ended June 30, 2015, respectively. Includes MTR Gaming's corporate expenses totaling $2.0 million and $4.4 million, excluding stock-based compensation expense of $0.1 million and $0.6 million, for the three and six months ended June 30, 2014, respectively.

(3)
Information for MTR Gaming for periods prior to the Merger are based on MTR Gaming's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 as filed with the SEC. Adjusted MTR Gaming EBITDA excludes corporate expense as noted above.

(4)
The combined basis reflects operations of MTR Gaming for periods prior to the Merger combined with the operations of Resorts. Such presentation does not conform with US GAAP or the SEC's rules for pro forma presentation; however, we have included the combined information because we believe it provides a meaningful comparison for the periods presented.

Liquidity and Capital Resources

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations and proceeds from the issuance of debt securities.

        We expect that our primary capital requirements for the remainder of 2015 will relate to the operation and maintenance of our properties, servicing our outstanding indebtedness and the payment of the purchase price for the Circus Reno/Silver Legacy Purchase. During the remainder of 2015, we plan to spend approximately $10.0 million, net of reimbursements from West Virginia, on qualified capital expenditures. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the foreseeable future; however, we cannot provide assurance that operating cash flows will be sufficient to do so. See the Debt Obligations discussion below for additional information regarding our outstanding indebtedness. We expect to apply a portion of the proceeds of the sale of our 7% Senior Notes due 2023 (described below), proceeds from the sale of common stock, borrowings under our revolving credit facility and cash on hand to pay the purchase price for the Circus Reno/Silver Legacy Purchase.

        At June 30, 2015, our consolidated cash and cash equivalents, excluding restricted cash, of $88.6 million, $31.6 million of which was held by Resorts, $54.1 million of which was held by MTR Gaming and $2.9 million of which was held by corporate.

        ERI is a holding company and its only significant assets are ownership interests in its subsidiaries, HoldCo and MTR Gaming. ERI's ability to fund its obligations depends on the cash flow of its subsidiaries and the ability of its subsidiaries to distribute or otherwise make funds available to ERI.

        Operating Cash Flow.    For the six months ended June 30, 2015, cash flows provided by operating activities totaled $19.2 million compared to $6.8 million during the same prior year period. The increase in operating cash was primarily due to various changes in balance sheet accounts in conjunction with the Merger along with changes in the balance sheet accounts in the normal course of business.

        Investing Cash Flow.    Net cash flows used in investing activities totaled $18.1 million for the six months ended June 30, 2015 compared to $1.8 million for the same prior year period. Net cash flows used in investing activities for 2015 primarily consisted of $17.9 million in capital expenditures for various renovation projects and equipment purchases.

        Financing Cash Flow.    Net cash flows used in financing activities for the six months ended June 30, 2015 totaled $27,000 representing capital lease payments compared to $3.2 million for the six months ended June 30, 2014 primarily resulting from payments totaling $2.5 million on the Resorts credit facility which was subsequently terminated in May 2014. Additionally, $0.6 million was distributed representing Louisiana state tax payments.

Capital Expenditures

        During the six months ended June 30, 2015, additions to property and equipment, primarily slot machines, and other capital projects, aggregated $17.9 million, which included $2.9 million at Eldorado Reno, $1.5 million at Eldorado Shreveport, $0.5 million at corporate and $13.0 million at the MTR Gaming properties.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission in an amount equal to $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than six years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. Mountaineer did not receive any reimbursements during the six months ended June 30, 2015. As of June 30, 2015, Mountaineer remains eligible for approximately $6.9 million under annual modernization fund grants that expire in varying dates through June 30, 2016. We can make no assurances we will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration.

        We anticipate spending on capital expenditures during the remainder of 2015 to be approximately $13.5 million, or $10.0 million after anticipated reimbursements from West Virginia on qualified capital expenditures.

Debt Obligations

Resorts' Senior Secured Notes

        On June 1, 2011, Resorts completed the issuance of the 8.625% Senior Secured Notes due 2019 (the "Resorts Senior Secured Notes"). Interest on the Resorts Senior Secured Notes is payable semiannually each June 15 and December 15 to holders of record on the preceding June 1 or December 1, respectively.

        The indenture relating to the Resorts Senior Secured Notes contains various restrictive covenants, including limitations on the payment of dividends and other restricted payments, making additional investments, additional liens, transactions with affiliates, covenants imposing limitations on additional debt, dispositions of property, mergers and similar transactions. As of June 30, 2015, Resorts was in compliance with all of the covenants under the indenture relating to the Resorts Senior Secured Notes.

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

        Resorts was entitled to redeem some or all of the Resorts Senior Secured Notes prior to June 15, 2015 at a redemption price of 100.0% of the principal amount thereof plus a "make whole premium" together with accrued and unpaid interest thereon. On or after June 15, 2015, the Resorts Senior Secured Notes were subject to redemption at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest thereon:

Year beginning June 15,	Percentage
2015	104.313%
2016	102.156%
2017 and thereafter	100.000%

        Pursuant to the refinancing transactions described below, the Company purchased or discharged all of the outstanding Resorts Senior Secured Notes in July 2015.

MTR Gaming Second Lien Notes

        On August 1, 2011, MTR Gaming completed the offering of the MTR Gaming 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "MTR Second Lien Notes") at an issue price equal to 97% of the aggregate principal amount. The MTR Second Lien Notes mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

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

        The indenture governing the MTR Second Lien Notes contains a number of customary covenants, including limitations on the payment of distributions and other restricted payments, making additional investments, additional liens, transactions with affiliates, additional debt, dispositions of property, mergers and similar transactions, and events of default. In addition, if the consolidated total debt ratio of MTR Gaming is equal to or greater than 4.0 to 1.0 and such offer is permitted pursuant to the terms of MTR Gaming's credit facilities, MTR Gaming is required to repay debt under its credit facility or make an offer to purchase MTR Second Lien Notes with the excess cash flow amounts (as such term is defined in the indenture governing the MTR Second Lien Notes). As of June 30, 2015,

MTR Gaming was in compliance with the covenants under the indenture relating to the MTR Second Lien Notes.

        MTR Gaming was entitled to redeem some or all of the MTR Second Lien Notes prior to August 1, 2015 at a redemption price of 100.0% of the principal amount thereof plus a "make whole premium" together with accrued and unpaid interest thereon. On or after August 1, 2015, the MTR Second Lien Notes were subject to redemption at the following redemption prices (expressed as a percentage of principal amount) plus any accrued and unpaid interest thereon:

Year beginning August 1,	Percentage
2015	106.00%
2016	103.00%
2017 and thereafter	100.00%

        In October 2014, MTR Gaming repurchased $10.0 million in aggregate principal amount of its 11.5% MTR Second Lien Notes, at a price of $110.25 per $100 in principal amount of the purchased notes. The repurchase resulted in a $1.2 million annual savings in interest expense. After giving effect to the repurchase of the bonds in October 2014, the annual interest expense on the MTR Second Lien Notes approximates $64.5 million. Additionally, annual amortization of the premium on the MTR Second Lien Notes is $10.9 million.

        Pursuant to the refinancing transactions described below, the Company purchased or discharged all of the outstanding MTR Second Lien Notes in July 2015.

Refinancing Transactions

  Tender Offer

        On July 13, 2015, the Company commenced a cash tender offer and consent solicitation for any and all Resorts Senior Secured Notes and MTR Second Lien Notes. The total consideration offered in the tender offer was $1,047.92 per $1,000 principal amount of the Resorts Notes tendered and accepted for purchase and $1,066.39 per $1,000 in principal amount of MTR Second Lien Notes tendered and accepted for purchase, which included a $30 per $1,000 in principal amount of Resorts Senior Secured Notes and MTR Second Lien Notes. The tender offer was consummated on July 23, 2015 and approximately $130.0 million in aggregate principal amount of Resorts Senior Notes and $403.9 million in aggregate principal amount of MTR Second Lien Notes were accepted for purchase. The Resorts Senior Secured Notes and MTR Second Lien Notes that remained outstanding following the consummation of the tender offer were satisfied and discharged pursuant to the terms of the indentures governing such notes.

  Senior Notes

        On July 23, 2015, the Company issued $375.0 million in aggregate principal amount of 7.0% Senior Notes due 2023 (the "New Notes") pursuant to an indenture, dated as of July 23, 2015 (the "Indenture"), at an issue price equal to 100.0% of the aggregate principal amount of the New Notes. The New Notes are guaranteed by all of the Company's direct and indirect restricted subsidiaries other than immaterial subsidiaries.

        The Company used or will use the net proceeds from the New Notes offering together with borrowings under the New Term Loan and the New Revolving Credit Facility (as defined below) to (i) purchase or otherwise redeem (a) all of the outstanding Resorts Senior Secured Notes and (b) all of the outstanding MTR Second Lien Notes, (ii) pay a portion of the purchase price for the Circus Reno/Silver Legacy Purchase and repay all amounts outstanding under the Silver Legacy Joint Venture credit facility, and (iii) pay fees and costs associated with such transactions. Net proceeds from the New Notes offering equal to $50.0 million, plus interest to the latest possible redemption date, were placed in escrow, to be released only if the Circus Reno/Silver Legacy Purchase is consummated on or prior to April 1, 2016; otherwise, $50.0 million in aggregate principal amount of the New Notes will be subject to a special mandatory redemption, on a pro rata basis, at a redemption price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date.

        The New Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

        On or after August 1, 2018, the Company may redeem all or a portion of the New Notes upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the New Notes redeemed, to the applicable redemption date, if redeemed during the twelve month period beginning on August 1 of the years indicated below:

Year	Percentage
2018	105.250%
2019	103.500%
2020	101.750%
2021 and thereafter	100.000%

        Prior to August 1, 2018, the Company may redeem all or a portion of the New Notes at a price equal to 100% of the New Notes redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to August 1, 2018, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the New Notes with proceeds of certain equity financings at a redemption price equal to 107% of the principal amount of the New Notes redeemed, plus accrued and unpaid interest. If the Company experiences certain change of control events (as defined in the Indenture), it must offer to repurchase the New Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the New Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

        The New Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

        The Indenture contains certain covenants limiting, among other things, the Company's ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

  •
  pay dividends or distributions or make certain other restricted payments or investments;

  •
  incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the New Notes or the guarantees of the New Notes;

  •
  create liens;

  •
  transfer and sell assets;

  •
  merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of the Company's assets;

  •
  enter into certain transactions with affiliates;

  •
  engage in lines of business other than the Company's core business and related businesses; and

  •
  create restrictions on dividends or other payments by restricted subsidiaries.

        These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such New Notes to be declared due and payable.

New Credit Facility

        On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the "New Term Loan") and new $150.0 million five year revolving credit facility (the "New Revolving Credit Facility" and, together with the New Term Loan, the "New Credit Facility"). Also on July 23, 2015, the Company incurred $40.0 million of borrowings under the New Revolving Credit Facility. The following is a summary of the terms of the New Credit Facility.

        The New Term Loan will bear interest at a rate per annum of, at the Company's option, either (x) LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or (y) a base rate plus 2.25%, and will have an issue price of 99.5% of the principal amount of the New Term Loan. The New Revolving Credit Facility will bear interest at a rate per annum of, at the Company's option, either (x) LIBOR plus a spread ranging from 2.5% to 3.25% or (y) a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on the Company's total leverage ratio. Additionally, the Company is subject to fees on the unused portion of the New Revolving Credit Facility.

        The New Credit Facility is secured by substantially all of the Company's personal property assets and substantially all personal property assets of each subsidiary that guaranties the New Credit Facility (other than certain subsidiary guarantors designated as immaterial or restricted subsidiaries) (the "New Credit Facility Guarantors"), whether owned on the closing date of the New Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the New Credit Facility Guarantors. The New Credit Facility is also secured by a pledge of all of the equity owned by us and the New Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the New Credit Facility Guarantors to incur additional indebtedness, create liens on collateral, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

        The credit agreement governing the New Credit Facility also includes requirements that the Company maintains a maximum total leverage ratio and a minimum interest coverage ratio (adjusting over time). From the closing date through December 31, 2015, the Company is required to maintain a maximum total leverage ratio of 6.75 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00, from January 1, 2016 through December 31, 2017, a maximum total leverage ratio of 6.00 to 1.00 and from January 1, 2016 through December 31, 2016, a minimum interest coverage ratio of 2.75 to 1.00 and, from January 1, 2018 and thereafter, a maximum total leverage ratio of 5.00 to 1.00 and from January 1, 2017 and thereafter, a minimum interest coverage ratio of 3.00 to 1.00, provided that a default of the financial ratio covenants shall only become an event of default under the New Term Loan if the lenders providing the New Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants.

        The credit agreement governing the New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the New Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor.

Contractual Obligations

        There have been no material changes during the six months ended June 30, 2015 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.1 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.2 million, which has been accrued in our consolidated balance sheets at June 30, 2015 and December 31, 2014.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at June 30, 2015 and December 31, 2014 was $4.7 million and $5.0 million, respectively, and is accrued in the respective accompanying consolidated balance sheets. The Company paid $0.2 million during the six months ended June 30, 2015.

        We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in "Part II, Item 1. "Legal Proceedings" and Note 10 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See "Part I, Item 1A. Risk Factors—Risks Related to Our Business" which is included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Cautionary Statement Regarding Forward-Looking Information

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as "anticipates," "believes," "projects," "plans," "intends," "expects," "might," "may," "estimates," "could," "should," "would," "will likely continue," and variations of such words or similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include, among other things, statements concerning:

  •
  projections of future results of operations or financial condition;

  •
  expectations regarding our business and results of operations of our existing casino properties and prospects for future development;

  •
  expenses and our ability to operate efficiently;

  •
  expectations regarding trends that will affect our market and the gaming industry generally and the impact of those trends on our business and results of operations;

  •
  our ability to comply with the covenants in the agreements governing our outstanding indebtedness;

  •
  our ability to meet our projected debt service obligations, operating expenses, and maintenance capital expenditures;

  •
  expectations regarding availability of capital resources;

  •
  our intention to pursue development opportunities and acquisitions and obtain financing for such development and acquisitions; and

  •
  the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects.

        Any forward-looking statement is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of operations may vary materially from any forward-looking statement made herein. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

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

  •
  our ability to consummate the Circus Reno/Silver Legacy Purchase;

  •
  our ability to obtain financing for the purchase of Circus Reno and the 50% interest in Silver Legacy on terms that are acceptable to us, or at all;

  •
  our ability to integrate the operations of Circus Reno, the Silver Legacy and the MTR Gaming properties and realize the benefits of the Circus Reno/Silver Legacy Purchase, the Merger and other future acquisitions;

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

        In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Any forward- looking statement speaks only as of the date on which that statement is made. We do not intend to update publicly any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements, of which there are none outstanding at June 30, 2015.

        The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, during the six months ended June 30, 2015.

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

        Presque Isle Downs, Inc. v Dwayne Cooper Enterprises, Inc. et al; Civil Action No. 10493-2009; Court of Common Pleas of Erie County, Pennsylvania.    On April 17, 2010, Presque Isle Downs, Inc. initiated legal action in the Court of Common Pleas of Erie County, Pennsylvania, against defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company ("Turner"), and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. ("RB") to recover damages arising out of failures of the surveillance system installed during the original construction of the casino facilities at Presque Isle Downs. DCE supplied and installed the surveillance system, RB acted as the project architect, and Turner served as the construction manager on the project. Shortly after Presque Isle Downs opened on February 28, 2007, it discovered that certain components of the surveillance system were defective, malfunctioning or missing. After efforts to remediate the deficiencies in the system were unsuccessful, it became necessary to replace certain components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs obtained a default judgment against DCE in the amount of $2.7 million. Efforts to enforce the judgment against DCE are ongoing but the assets of DCE appear to be modest and materially insufficient to pay the judgment. Any proceeds that may be received will be recorded as the amounts are realized. Defendant RB joined five additional vendors/subcontractors as additional defendants in the case. Each of the defendants and all but one of the additional defendants filed motions or objections requesting that the Court dismiss the claims against it. After these motions and objections were denied and the parties engaged in limited discovery, the parties agreed to submit the case to mediation. The mediation occurred on February 10, 2015, and resulted in an agreement under which the sum of $0.7 million would be paid to Presque Isle Downs, Inc. in exchange for a general release of the defendants (except DCE) and the additional defendants. A settlement agreement and release have been entered into by all parties. It is anticipated the case will be voluntarily dismissed by August 31, 2015.

        State ex rel. Walgate v. Kasich; Case No. 11 CV-10-13126; Court of Common Pleas Franklin County, Ohio.    On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As interveners, we, along with four of the other racinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the Court of Common Pleas dismissed the case; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013 in the 10th District Court of Appeals. In March 2013, the Court of Appeals upheld the ruling. The decision of the Appeals Court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal. The Ohio Supreme Court temporarily stayed the appeal until it first ruled on a matter with similar procedural issues. A decision was issued on that case on June 10, 2014. Accordingly, along with the State Appellees, a motion to dismiss as improvidently granted was filed which was partially granted. The remaining propositions of law have been briefed by both parties and oral argument were held on June 23, 2015.

        Legal matters are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 15 to our Consolidated Financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.    RISK FACTORS

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K for the year ended December 31, 2014. Except as presented below, there have been no material changes to risk factors described in our Form 10-K for the year ended December 31, 2014.

Risks related to the proposed Circus Reno/Silver Legacy Purchase and the Merger

The acquisition of Circus Reno and 50% of the equity interests in the Silver Legacy Joint Venture is subject to various closing conditions as well as other uncertainties, including our ability to obtain financing to fund the purchase on terms that we find acceptable or at all, and there can be no assurances as to whether and when it may be completed

        The consummation of the announced, proposed acquisition of Circus Reno and the 50% interest in the Silver Legacy is subject to certain customary conditions. A number of the conditions are not within our control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the acquisition. These conditions include, among other things, approval by the relevant gaming authorities and obtaining any necessary third party consents to consummate the acquisition. Because the purchase agreement for the Circus Reno/Silver Legacy Purchase does not contain a financing condition, our failure to close due to inability to obtain financing could subject us to a claim for substantial damages. In addition, although we intend to issue and sell equity securities to finance a portion of purchase price for the Circus Reno/Silver Legacy Purchase, we cannot be certain that we will be able to sell equity securities on terms that are acceptable to us, or at all. Accordingly, we may incur borrowings under the New Revolving Credit Facility or other indebtedness to the extent that we do not receive sufficient proceeds from the potential sale of equity securities. Any such additional indebtedness would increase the amount of our indebtedness and could constrain our operations.

        While we expect that the Circus Reno/Silver Legacy Purchase will close in the fourth quarter of 2015, we cannot predict with certainty whether and when any of the required conditions will be satisfied or if another uncertainty may arise. If the proposed acquisition does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs that delays or prevents the acquisition, such delay or failure to complete the acquisition may cause uncertainty or other negative consequences that may materially and adversely affect our business, financial condition and results of operations. If the transaction is not consummated for these or any other reasons, our ongoing business may be adversely affected and will be subject to a number of risks including:

  •
  We may experience negative reactions to the termination of the transaction from customers, channel partners, suppliers, strategic partners, investors or analysts;

  •
  We would not realize any of the anticipated benefits of having completed the transaction; and

  •
  Our expenses incurred related to the transaction, such as legal and accounting fees, must be paid even if the transaction is not completed.

addition, uncertainty about the effect of the proposed acquisition on employees and other parties may have an adverse effect on us or the anticipated benefits of the proposed acquisition. These uncertainties may impair our, the Silver Legacy Joint Venture's and Circus Reno's ability to attract, retain and motivate key personnel until the proposed acquisition is completed and for a period of time thereafter. Employee retention and recruitment may be particularly challenging prior to completion of the proposed acquisition, as our employees and prospective employees, and the employees and prospective employees of Silver Legacy and Circus Reno, may experience uncertainty about their future roles with us following the proposed acquisition.

We may not realize all of the anticipated benefits of Circus Reno/Silver Legacy Purchase and the Merger and we may encounter difficulties in integrating Circus Reno, Silver Legacy and the MTR Gaming properties with our operations

        Our ability to realize the anticipated benefits of the proposed acquisition of the 50% interest in the Silver Legacy and Circus Reno will depend, to a large extent, on our ability to integrate our existing business with those businesses. Combining independent businesses is a complex, costly and time-consuming process. In addition, while we have made significant progress in integrating the operations of MTR Gaming into our operations, the Merger was only recently consummated and completion of the integration of five different properties within a relatively short period of time may create additional challenges. As a result, we will be required to devote significant management attention and resources to integrating the businesses and operations of Eldorado, MTR Gaming, the Silver Legacy and Circus Reno. The integration process may disrupt the combined business and, if implemented ineffectively, could preclude the realization of the full benefits of our acquisition transactions. In addition, we may pursue additional acquisition opportunities in the future, which would present further integration challenges. Our failure to meet the challenges involved in integrating the businesses that we have acquired or propose to acquire or to realize the anticipated benefits of such transactions could cause an interruption of, or a loss of momentum in, the activities of the Company and could adversely affect the Company's results of operations. In addition, the combined company's results of operations may not meet our expectations, which would then make it difficult to service our outstanding debt obligations, including additional debt that we may incur to finance the purchase price for the Circus Reno/Silver Legacy Purchase and the repayment of amounts outstanding under the Silver Legacy Joint Venture credit agreement.

        The overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of certain management's attention. The difficulties of combining the operations of the companies include, among others:

  •
  the diversion of certain management's attention to integration matters;

  •
  difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining our business with that of MTR Gaming, Silver Legacy and Circus Reno;

  •
  difficulties in integrating operations, business practices and systems;

  •
  difficulties in assimilating employees;

  •
  difficulties in managing the expanded operations of a larger and more complex company;

  •
  challenges in retaining existing customers and suppliers;

  •
  challenges in obtaining new customers and suppliers;

  •
  potential unknown liabilities and unforeseen increased expenses associated with the acquisitions; and

  •
  challenges in retaining and attracting key personnel.

        Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact the business, financial condition and results of operations of the company. In addition, even if the operations of the businesses of the Company, MTR Gaming, Silver Legacy and Circus Reno are integrated successfully, we may not realize the full benefits or synergies and efficiencies of the transactions, or the full benefits may not be achieved within the anticipated time frame, or at all.

Our estimates and judgments related to the acquisition accounting models used to record the purchase price allocation may be inaccurate

        Our management will make significant accounting judgments and estimates for the application of acquisition accounting under US GAAP and the underlying valuation models. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these models prove to be inaccurate. Additionally, Circus Reno's financial statements are unaudited. The lack of the type of independent verification which audited financial statements would provide increases the risk that we do not have the benefit of full and accurate information about the financial condition and operating history of Circus Reno.

We may be required to recognize impairment charges for goodwill and other intangible assets

        We expect the proposed transaction will add approximately $8.0 million of other intangible assets to our consolidated balance sheet. In accordance with US GAAP, our management periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments would adversely affect results of operations in the periods recognized.

Our assets, liabilities or results of operations could be adversely affected by known or unknown or unexpected events, conditions or actions that might occur at Silver Legacy or Circus Reno prior to the closing of the proposed Circus Reno/Silver Legacy Purchase

        The assets, liabilities, business, financial condition, cash flows, operating results and prospects of Silver Legacy and Circus Reno to be acquired or assumed by us by reason of the Circus Reno/Silver Legacy Purchase could be adversely affected before or after the closing of such transaction as a result of known or previously unknown events or conditions occurring or existing before the closing of such transaction. Adverse changes in the business or operations of the Silver Legacy Joint Venture or Circus Reno could occur or arise as a result of actions by Silver Legacy or Circus Reno, legal or regulatory developments including the emergence or unfavorable resolution of pre-acquisition loss contingencies, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond the control of Silver Legacy or Circus Reno. A significant decline in the value of the assets to be acquired by us or a significant increase in liabilities to be assumed by us could adversely affect our future business, financial condition, cash flows, operating results and prospects following the completion of the Circus Reno/Silver Legacy Purchase.

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

ELDORADO RESORTS, INC.
Date: August 10, 2015	/s/ GARY L. CARANO Gary L. Carano Chief Executive Officer and Chairman of the Board
Date: August 10, 2015	/s/ ROBERT M. JONES Robert M. Jones Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)