Form 10-Q
period 2015-09-30
Eldorado Resorts, Inc.
filed 2015-11-09
CIK 1590895

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

        The number of shares of the Registrant's Common Stock, $0.00001 par value per share, outstanding as of October 29, 2015 was 46,444,694.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$48,751	$87,604
Restricted cash	1,640	5,734
Escrow cash	55,460	—
Accounts receivable, net	9,146	7,112
Due from unconsolidated affiliates	419	362
Inventories	7,165	7,234
Prepaid expenses and other	9,757	9,447

Total current assets	132,338	117,493
Restricted cash	—	2,500
Investment in and advances to unconsolidated affiliates	17,145	14,009
Property and equipment, net	442,221	456,139
Gaming licenses and other intangibles, net	486,792	491,913
Goodwill	66,826	66,826
Non-operating real property	16,419	16,419
Other assets, net	7,204	6,260

Total assets	$1,168,945	$1,171,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$4,256	$32
Accounts payable	13,020	12,184
Accrued interest	6,876	27,469
Income taxes payable	103	137
Accrued gaming taxes and assessments	12,671	12,998
Accrued payroll	11,411	9,441
Accrued other liabilities	18,845	26,788
Deferred income taxes	2,608	2,608
Due to unconsolidated affiliates	177	187

Total current liabilities	69,967	91,844
Long-term debt, less current portion	786,298	775,059
Deferred income taxes	147,645	144,439
Other liabilities	8,228	8,595

Total liabilities	1,012,138	1,019,937
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, 100,000,000 shares authorized, 46,444,694 issued and outstanding, par value $0.00001	—	—
Paid-in capital	167,012	165,857
Accumulated deficit	(10,395)	(14,425)
Accumulated other comprehensive income	87	87

Stockholders' equity before non-controlling interest	156,704	151,519
Non-controlling interest	103	103

Total stockholders' equity	156,807	151,622

Total liabilities and stockholders' equity	$1,168,945	$1,171,559

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Casino	$156,357	$63,457	$460,807	$156,280
Pari-mutuel commissions	3,781	446	8,042	446
Food and beverage	24,040	15,972	69,717	45,348
Hotel	9,193	7,555	24,671	20,747
Other	6,165	3,098	17,464	7,515

	199,536	90,528	580,701	230,336
Less—promotional allowances	(15,996)	(11,579)	(47,077)	(32,608)

Net operating revenues	183,540	78,949	533,624	197,728

Expenses:
Casino	90,398	34,596	268,282	83,877
Pari-mutuel commissions	3,625	520	8,414	520
Food and beverage	12,461	8,462	36,384	22,889
Hotel	2,340	2,109	6,843	5,969
Other	4,079	2,324	10,513	5,747
Marketing and promotions	7,816	5,262	22,321	14,148
General and administrative	26,937	14,387	81,595	36,016
Depreciation and amortization	13,954	5,283	42,454	13,557

Total operating expenses	161,610	72,943	476,806	182,723
Loss on sale or disposal of property	(6)	(3)	(2)	(3)
Acquisition charges	(380)	(4,463)	(717)	(6,916)
Equity in income of unconsolidated affiliates	2,548	1,238	3,136	3,019

Operating income	24,092	2,778	59,235	11,105

Other Income (Expense):
Loss on early retirement of debt	(1,790)	—	(1,790)	—
Interest expense, net	(14,482)	(5,647)	(48,946)	(13,398)

Total other expense	(16,272)	(5,647)	(50,736)	(13,398)

Net income (loss) before income taxes	7,820	(2,869)	8,499	(2,293)
Provision for income taxes	(2,421)	(1,195)	(4,469)	(1,195)

Net income (loss)	$5,399	$(4,064)	$4,030	$(3,488)

Net income (loss) per share of common stock:
Basic	$0.12	$(0.16)	$0.09	$(0.14)

Diluted	$0.12	$(0.16)	$0.09	$(0.14)

Weighted average number of shares outstanding:
Basic	46,516,614	26,075,022	46,509,369	24,242,791

Diluted	46,763,589	26,075,022	46,620,959	24,242,791

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$5,399	$(4,064)	$4,030	$(3,488)
Other comprehensive income (loss), net of tax:
Defined benefit pension plan:
Amortization of net gain	—	1	—	1
Minimum pension liability adjustment of unconsolidated affiliate	—	(55)	—	(166)

Comprehensive income (loss)	$5,399	$(4,118)	$4,030	$(3,653)

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,030	$(3,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,454	13,786
Amortization of debt issuance costs and (premium) discount	(5,259)	244
Loss on early retirement of debt	1,790	—
Equity in income of unconsolidated affiliates	(3,136)	(3,019)
Distributions from unconsolidated affiliate	—	509
Stock-based compensation expense	1,155	—
Loss on sale or disposal of property	2	3
Provision for bad debts	46	237
Change in fair value of acquisition related contingencies	52	—
Provision for deferred income taxes	3,206	1,190
Change in operating assets and liabilities:
Restricted cash	4,094	1,913
Accounts receivable	(2,137)	(563)
Inventories	69	(135)
Prepaid expenses and other	(310)	1,177
Accounts payable	642	1,040
Interest payable	(20,593)	5,758
Income taxes payable	(34)	—
Accrued and other liabilities and due to unconsolidated affiliates	(5,543)	1,760

Net cash provided by operating activities	20,528	20,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of payables	(24,414)	(4,565)
Proceeds from sale of property and equipment	6	—
Cash acquired in acquisition, net of cash used to repurchase stock of $30 million	—	53,553
Cash escrow deposit required for acquisition	(55,460)	—
Decrease in restricted cash related to credit support	2,500	—
(Increase) decrease in other assets, net	(944)	94

Net cash (used in) provided by investing activities	(78,312)	49,082

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Senior Notes	375,000	—
Proceeds from issuance of New Term Loan	425,000	—
Borrowings under New Revolving Credit Facility	40,000	—
Retirement of long-term debt	(728,664)	—
Principal payments on New Revolving Credit Facility and New Term Loan	(23,063)	—
Payments of long-term debt	—	(2,500)
Payments under capital lease obligations	(29)	(217)
Payment of financing and issuance costs	(25,223)	—
Premium payment on early retirement of debt	(44,090)	—
Cash distributions to members	—	(576)
Proceeds from exercise of stock options	—	115
Repurchase of stock	—	(5,000)

Net cash provided by (used in) financing activities	18,931	(8,178)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,853)	61,316
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,604	29,813

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,751	$91,129

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$74,806	$7,377
Cash paid during period for income taxes	1,102	—
Payables for purchase of property and equipment	194	431
Noncash distribution of Tamarack investment	—	5,479

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

        Resorts also owns a 48.1% interest in the Circus and Eldorado Joint Venture, LLC (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major themed hotel and casino situated between and seamlessly connected at the mezzanine level to the Eldorado Reno and Circus Circus Reno, a hotel and casino owned and operated by Galleon, Inc. ("Galleon"), an indirect, wholly owned subsidiary of MGM Resorts International ("MGM"). Galleon owns 50% of the interests of the Silver Legacy Joint Venture. In addition, certain of our subsidiaries have entered into an agreement with subsidiaries of MGM to acquire the remaining 50% of the Silver Legacy Joint Venture and all of the assets and properties of Circus Circus Reno (the "Circus Reno/Silver Legacy Purchase"), and we have guaranteed the obligations of such subsidiaries thereunder (see Note 13). We expect to acquire the remaining 1.9% indirect interest in the Silver Legacy Joint Venture that is held by certain of our affiliates in connection with the consummation of Circus Reno/Silver Legacy Purchase.

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

        The executive decision makers of the Company review operating results, assess performance and make decisions on a "significant market" basis. Accordingly, the Company considers the Eldorado Reno, Eldorado Shreveport and MTR Gaming properties to be operating segments. Pending the consummation of the Circus Reno/Silver Legacy Purchase, which is expected to occur in November 2015, the Company intends to reassess its segment reporting. Based on this reassessment, the Company's segment reporting may change for the year ended December 31, 2015.

        These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, "Revenue from Contracts with Customers", which provides guidance for revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the effects, if any, adoption of this guidance will have on its consolidated financial statements.

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

        In April 2015, the FASB issued ASU No. 2015-3, "Interest—Imputation of Interest" (Subtopic 835-30) which requires debt issuance costs be presented in the balance sheet as a direct reduction of the associated debt obligation, with the amortization of such costs being reported as a component of interest expense. The description of the debt obligation will also include the effective interest rate resulting from the amortization of debt issuance costs. This guidance is effective for annual periods beginning after December 15, 2015 and interim periods within such annual periods. Early adoption is permitted, including adoption in an interim period. The new guidance is to be adopted on a retrospective basis with appropriate disclosure reflecting a change in accounting principle. The Company adopted of this guidance during the third quarter of 2015 in conjunction with the refinancing of the Company's debt (see Notes 5 and 7). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations" (Topic 805) which requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company believes the effects, if any, of the adoption of this guidance will not have a material impact on its consolidated financial statements.

Reclassifications

        A $3.8 million reclassification from "Other Assets" to a reduction of "Long-Term Debt" associated with the aforementioned adoption of ASU No. 2015-3, "Interest—Imputation of Interest," have been made to the 2014 consolidated financial statements to conform to the 2015 presentation and have no effect on previously reported net income (loss).

Note 2. MTR Gaming Merger and Purchase Accounting

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

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. MTR Gaming Merger and Purchase Accounting (Continued)

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

ERI Outstanding Share Calculation:
Shares issued to HoldCo(1)	23,286,202
Number of MTR Gaming shares outstanding on the Merger Date(2)	28,386,084
MTR Gaming RSUs that vested upon closing of the Merger(3)	499,179

Total ERI shares outstanding—before share repurchase	52,171,465
MTR Gaming shares acquired at $6.05 per share based on $35.0 million cash election(4)	(5,785,123)

Total ERI shares outstanding at Merger Date(5)	46,386,342
Resorts % ownership	50.20%
MTR Gaming % ownership	49.80%
Consideration Transferred (dollars in thousands, except stock price)
Number of MTR Gaming shares outstanding at the Merger Date	28,386,084
MTR Gaming RSUs that vested upon closing of the Merger	499,179
MTR Gaming shares acquired at $6.05 per share based on $35.0 million cash election	(5,785,123)

Total net MTR Gaming shares	23,100,140
FMV of MTR Gaming common stock at Merger Date	$4.43

Fair value of MTR Gaming shares	102,334
Fair value of MTR Gaming stock options(3)	677

Total consideration transferred	$103,011

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

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. MTR Gaming Merger and Purchase Accounting (Continued)

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

Pro Forma Information

        The following table includes the pro forma results for the three and nine months ended September 30, 2014 which gives effect to the Merger as if it had occurred on January 1, 2014 and reflect proforma adjustments that are expected to have a continuing impact on the results of operations

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. MTR Gaming Merger and Purchase Accounting (Continued)

of the Company and are directly attributable to the Merger (amounts in thousands, except per share data):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(unaudited)
Net revenues	$191,098	$549,605
Net (loss) income	(1,889)	1,950
Net (loss) income per common share:
Basic	$(0.04)	$0.04
Diluted	(0.04)	0.04
Weighted shares outstanding:
Basic	46,411,632	46,411,632
Diluted	46,493,926	46,493,926

        These pro forma results do not necessarily represent the results of operations that would have been achieved if the Merger had taken place on January 1, 2014, nor are they indicative of the results of operations for future periods. The pro forma amounts include the historical operating results of the Company and MTR Gaming prior to the acquisition, with adjustments directly attributable to the Merger.

Note 3. Investment in Unconsolidated Affiliates

        Effective March 1, 1994, Eldorado Limited Liability Company, a Nevada limited liability company that is a subsidiary of Resorts ("ELLC") and Galleon, (each a "Partner" and, together, the "Partners"), entered into the Silver Legacy Joint Venture pursuant to a joint venture agreement (the "Original Joint Venture Agreement" and, as amended to date, the "Joint Venture Agreement") to develop the Silver Legacy. The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995. Each Partner owns a 50% interest in the Silver Legacy Joint Venture. The Company owns an indirect 48.1% interest in the Silver Legacy Joint Venture. The Company has entered into an agreement to purchase the 50% interest in the Silver Legacy Joint Venture owned by Galleon and expects to acquire the remaining 1.9% interest held by certain of its affiliates in connection with the acquisition of the 50% interest from Galleon. See Note 13 "Pending Acquisitions."

        In December 2014, Silver Legacy deposited $5.0 million of cash into a cash collateral account securing its obligations under its credit agreement, which reduced the credit support obligation of ELLC and Galleon to $2.5 million each and resulted in the return of $2.5 million of the $5.0 million of collateral that Resorts previously provided as credit support for Silver Legacy's obligations under its credit agreement. In August 2015, the remaining credit support obligation was released upon Silver Legacy's deposit of an additional $5.0 million. The $2.5 million collateral deposit is included in noncurrent restricted cash in the accompanying consolidated balance sheets at December 31, 2014.

        On December 16, 2013, the Silver Legacy Joint Venture entered into a new senior secured term loan facility totaling $90.5 million (the "Silver Legacy Credit Facility") to refinance its indebtedness under its then existing senior secured term loan and Silver Legacy Second Lien Notes. The Silver Legacy Credit Facility matures on November 16, 2017. In connection with the Circus Reno/Silver Legacy Purchase, we expect all amounts outstanding under the Silver Legacy Credit Facility will be paid in full and the cash collateral securing such obligations will be released.

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Investment in Unconsolidated Affiliates (Continued)

        Equity in income related to the Silver Legacy Joint Venture for the three and nine months ended September 30, 2015 totaled $2.5 million and $3.1 million, respectively. Equity in income for the three and nine months ended September 30, 2014 totaled $1.0 million and $2.3 million, respectively.

        Summarized information for the Company's investment in and advances to the Silver Legacy Joint Venture as of and for the nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	September 30, 2015	September 30, 2014
	(unaudited)
Beginning balance	$14,009	$13,081
Equity in income of unconsolidated affiliate	3,136	2,299
Other comprehensive loss (minimum pension liability adjustment of unconsolidated affiliate)	—	(166)

Ending balance	$17,145	$15,214

        Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)
Current assets	$43,200	$30,563
Property and equipment, net	184,319	190,592
Other assets, net	4,935	6,412

Total assets	$232,454	$227,567

Current liabilities	$19,677	$18,707
Long-term liabilities	86,744	89,322
Partners' equity	126,033	119,538

Total liabilities and partners' equity	$232,454	$227,567

        Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Net revenues	$38,028	$34,447	$97,665	$97,540
Operating expenses	(29,953)	(29,645)	(82,850)	(84,667)

Operating income	8,075	4,802	14,815	12,873
Other expense	(2,801)	(2,778)	(8,319)	(8,273)

Net income	$5,274	$2,024	$6,496	$4,600

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense recognized was $0.3 million and $1.2 million during the three and nine months ended September 30, 2015. There was no stock based compensation in 2014. These amounts are included in general and administrative expenses in the Company's consolidated statements of operations.

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

        A summary of the MTR Stock Option activity for the nine months ended September 30, 2015 is as follows:

	Options	Range of Exercise Prices	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in millions)
Outstanding as of December 31, 2014	398,200	$2.44 - $16.27	$7.88
Expired	(86,000)	$11.30	$11.30

Outstanding and Exercisable as of September 30, 2015	312,200	$2.44 - $16.27	$6.94	3.72	$0.9

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Stock-Based Compensation (Continued)

        A summary of the RSU activity for the nine months ended September 30, 2015 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2014	—	$—	—	—
Granted	778,440	$4.05
Vested	(89,900)	$4.03
Forfeited	—	—

Unvested outstanding as of September 30, 2015	688,540	$4.05	2.33	$6.2

        As of September 30, 2015, the Company had approximately $2.2 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 2.33 years.

Note 5. Other and Intangible Assets, net

        Other and intangible assets, net, consisted of the following amounts (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)
Goodwill	$66,826	$66,826

Gaming licenses (indefinite-lived)	$482,074	$482,074
Trade names	6,700	6,700
Customer loyalty program	4,800	4,800

	493,574	493,574
Accumulated amortization trade names	(1,982)	(547)
Accumulated amortization customer loyalty programs	(4,800)	(1,114)

Total gaming licenses and other intangible assets, net	$486,792	$491,913

Land held for development	$906	$906
Other	6,298	5,354

Total other assets, net	$7,204	$6,260

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

        The gaming licenses represents intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate. Included in gaming licenses are the gaming and racing licenses of Mountaineer, Presque Isle Downs and Scioto Downs totaling $461.5 million, which reflects

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Other and Intangible Assets, net (Continued)

the fair value of the licenses calculated as of the Merger Date, as well as the Eldorado Shreveport gaming license in the amount of $20.6 million as of September 30, 2015 and December 31, 2014. Gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful life.

        Trade names are amortized on a straight-line basis over a 3.5 year useful life and the customer loyalty program was amortized on a straight-line basis over a one year useful life. Amortization expense with respect to trade names and the customer loyalty program for the three and nine months ended September 30, 2015 was $1.5 million and $5.0 million, respectively, and $0.2 million and $1.7 million for the three and nine months ended September 30, 2014, respectively, which is included in depreciation and amortization in the accompanying unaudited consolidated statements of operations. Based upon the amortizable intangible assets as of September 30, 2015, the estimated aggregate future amortization expense is $0.5 million for the remainder of 2015, $1.9 million for the years ended December 31, 2016 and 2017 and $0.4 million for the year ended December 31, 2018.

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

        During the three and nine months ended September 30, 2015, the Company's tax expense was $2.4 million and $4.5 million, respectively. During the three and nine months ended September 30,

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Income Taxes (Continued)

2014, the Company's tax expense was $1.2 million. As of September 30, 2015, there are no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

Note 7. Long-Term Debt

        Long-term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)
Senior Notes	$375,000	$—
Less: Unamortized debt issuance costs	(9,128)	—

Net	365,872	—
New Term Loan	423,938	—
Less: Unamortized discount and debt issuance costs	(14,709)	—

Net	409,229	—
New Revolving Credit Facility	18,000	—
Less: Unamortized debt issuance costs	(2,553)	—

Net	15,447	—
Resorts Senior Secured Notes	—	168,000
Less: Unamortized discount and debt issuance costs	—	(3,771)

Net	—	164,229
MTR Second Lien Notes	—	560,664
Add: Unamortized premium	—	50,163

Net	—	610,827
Capital leases	6	35
Less: Current portion	(4,256)	(32)

Total long-term debt	$786,298	$775,059

        Scheduled maturities of long-term debt are $18.0 million in 2020, $395.3 million in 2022 and $375.0 million in 2023. Debt issuance costs and the discount associated with the issuance of the Senior Notes, New Term Loan and New Revolving Credit Facility (as such terms are defined below) in July 2015 totaled $25.2 million. Amortization of debt issuance costs is computed using the effective interest method, over the term of the bonds, and is included in interest expense on the accompanying unaudited consolidated statements of operations. Amortization of the debt issuance costs and the discount associated with the Senior Notes and New Credit Facility (as defined below) totaled $0.7 million for the three and nine months ended September 30, 2015.

        Amortization of Resorts' bond costs was computed using the straight-line method, which approximates the effective interest method, over the term of the bonds, and was included in interest expense on the accompanying unaudited consolidated statements of operations. Amortization expense

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt (Continued)

with respect to deferred financing costs on Resorts Senior Secured Notes (as defined below) amounted to $0.5 million and $0.6 million for each of the nine months ended September 30, 2015 and 2014. Amortization expense with respect to deferred financing costs on Resorts Senior Secured Notes amounted to $0.1 and $0.2 million for the three months ended September 30, 2015 and 2014, respectively.

        Unamortized costs and discounts associated with the Resorts Senior Secured Notes totaled $3.3 million as of the July 23, 2015 refinancing date. Unamortized premiums associated with the MTR Second Lien Notes totaled $43.8 million as of the July 23, 2015 refinancing date.

Refinancing Transaction and Senior Notes

        On July 23, 2015, the Company issued $375 million in aggregate principal amount of 7.0% senior notes due 2023 ("Senior Notes") pursuant to the indenture, dated as of July 23, 2015 (the "Indenture"), at an issue price equal to 100.0% of the aggregate principal amount of the Senior Notes. The Senior Notes are guaranteed by all of the Company's direct and indirect restricted subsidiaries other than immaterial subsidiaries. The Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

        The Company used, or will use, the net proceeds from the Senior Notes offering together with borrowings under the New Term Loan and the New Revolving Credit Facility (as defined below) to (i) purchase or otherwise redeem (a) all of the outstanding Resorts Senior Secured Notes and (b) all of the outstanding MTR Second Lien Notes, (ii) pay a portion of the purchase price for the Circus Reno/Silver Legacy Purchase and repay all amounts outstanding under the Silver Legacy Joint Venture credit facility, and (iii) pay fees and costs associated with such transactions. Net proceeds from the Senior Notes offering equal to $50.0 million, plus interest to the latest possible redemption date, were placed in escrow, to be released only if the Circus Reno/Silver Legacy Purchase is consummated on or prior to April 1, 2016; otherwise, $50.0 million in aggregate principal amount of the Senior Notes will be subject to a special mandatory redemption, on a pro rata basis, at a redemption price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. The Company recognized an $3.6 million loss on the retirement of the Resorts Senior Secured Notes and a $1.8 million gain on the retirement of the MTR Second Lien Notes resulting in a $1.8 million net loss on early retirement of debt during the three and nine months ended September 30, 2015.

        On or after August 1, 2018, the Company may redeem all or a portion of the Senior Notes upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the Senior Notes redeemed, to the applicable redemption date, if redeemed during the twelve month period beginning on August 1 of the years indicated below:

Year	Percentage
2018	105.250%
2019	103.500%
2020	101.750%
2021 and thereafter	100.000%

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt (Continued)

        Prior to August 1, 2018, the Company may redeem all or a portion of the Senior Notes at a price equal to 100% of the Senior Notes redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to August 1, 2018, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the Senior Notes with proceeds of certain equity financings at a redemption price equal to 107% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest. If the Company experiences certain change of control events (as defined in the Indenture), it must offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. The Senior Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

        The Indenture contains certain covenants limiting, among other things, the Company's ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

  •
  pay dividends or distributions or make certain other restricted payments or investments;

  •
  incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the Senior Notes or the guarantees of the Senior Notes;

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

        These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable. As of September 30, 2015, the Company was in compliance with all of the covenants under the Indenture relating to the Senior Notes.

New Credit Facility

        On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the "New Term Loan") and a new $150.0 million five year revolving credit facility (the "New Revolving Credit Facility" and, together with the New Term Loan, the "New Credit Facility"). Also on July 23, 2015, the Company borrowed $40.0 million under the New Revolving Credit Facility. As of September 30, 2015, the Company had $423.9 million outstanding on the New Term Loan and $18.0 million in borrowings outstanding under the New Revolving Credit Facility. The Company had $132.0 million of available borrowing capacity under its New Revolving Credit Facility as of September 30, 2015. At September 30, 2015, the interest rate on the New Term Loan was 4.25% and the interest rate on the New Revolving Credit Facility was 3.25%.

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt (Continued)

        The New Term Loan bears interest at a rate per annum of, at the Company's option, either (x) LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or (y) a base rate plus 2.25%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum of, at the Company's option, either (x) LIBOR plus a spread ranging from 2.5% to 3.25% or (y) a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on the Company's total leverage ratio. Additionally, the Company will pay a commitment fee on the unused portion of the New Revolving Credit Facility not being utilized in the amount of 0.50% per annum.

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

        The credit agreement governing the New Credit Facility also includes requirements the Company maintains a maximum total leverage ratio and a minimum interest coverage ratio (adjusting over time). The Company is required to maintain a maximum total leverage ratio of 6.75 to 1.00 from the closing date through December 31, 2015, 6.00 to 1.00 from January 1, 2016 to December 31, 2017 and 5.00 to 1.00 thereafter. In addition, the Company is required to maintain a minimum interest coverage ratio of 2.50 to 1.00 from the closing date through December 31, 2015, and 2.75 to 1.00 from January 1, 2016 through December 31, 2016 and 3.00 to 1.00 thereafter. A default of the financial ratio covenants shall only become an event of default under the New Term Loan if the lenders providing the New Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants.

        The credit agreement governing the New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the Senior Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor. As of September 30, 2015, the Company was in compliance with the covenants under the New Credit Facility.

Resorts Senior Secured Notes

        On June 1, 2011, Resorts completed the issuance of the 8.625% Senior Secured Notes due 2019 (the "Resorts Senior Secured Notes"). Interest on the Resorts Senior Secured Notes was payable

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Long-Term Debt (Continued)

semiannually each June 15 and December 15 to holders of record on the preceding June 1 or December 1, respectively.

        Pursuant to the refinancing transactions, the Company purchased or discharged all of the outstanding Resorts Senior Secured Notes in July 2015.

MTR Gaming Second Lien Notes

        On August 1, 2011, MTR Gaming completed the offering of the 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "MTR Second Lien Notes") at an issue price equal to 97% of the aggregate principal amount. The MTR Second Lien Notes were scheduled to mature on August 1, 2019, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

        Pursuant to the refinancing transactions, the Company purchased or discharged all of the outstanding MTR Second Lien Notes in July 2015.

Note 8. Fair Value of Financial Instruments

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

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Fair Value of Financial Instruments (Continued)

        Long-term Debt:    The Senior Notes are classified as Level 2 based upon market inputs. The New Term Loan under the credit facility is classified as Level 2 as it is tied to market rates of interest and its carrying value approximates market value. The fair value of the Senior Notes was based on quoted market prices at September 30, 2015. The fair value of the Resorts Senior Secured Notes was calculated based on management's estimates of the borrowing rates available at December 31, 2014 for debt with similar terms and maturities. The fair value of the MTR Second Lien Notes was based on quoted market prices at December 31, 2014.

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

        The estimated fair values of the Company's financial instruments are as follows (amounts in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(unaudited)
Financial assets:
Cash and cash equivalents	$48,751	$48,751	$87,604	$87,604
Restricted and escrow cash	57,100	57,100	8,234	8,234
Advance to Silver Legacy Joint Venture	—	5,622	—	4,911
Financial liabilities:
Senior Notes	365,872	367,500	—	—
New Term Loan	409,229	424,997	—	—
New Revolving Credit Facility	15,447	18,000	—	—
Resorts Senior Secured Notes	—	—	164,229	174,720
MTR Second Lien Notes	—	—	610,827	606,919
Acquisition-related contingent considerations	529	529	524	524

        The following table represents the change in acquisition-related contingent consideration liabilities during the period December 31, 2014 to September 30, 2015:

Balance as of December 31, 2014	$524
Amortization of present value discount(1)	52
Fair value adjustment for change in consideration expected to be paid(2)	38
Settlements	(85)

Balance as of September 30, 2015	$529

(1)
Changes in present value are included as a component of interest expense in the consolidated statements of operations.

(2)
Fair value adjustments for changes in earn-out estimates are included in general and administrative expense in the consolidated statements of operations.

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Earnings per Share

        The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income (loss) available to common stockholders	$5,399	$(4,064)	$4,030	$(3,488)

Weighted average shares outstanding:
Basic	46,516,614	26,075,022	46,509,369	24,242,791

Diluted	46,763,589	26,075,022	46,620,959	24,242,791

Net income (loss) per common share:
Basic	$0.12	$(0.16)	$0.09	$(0.14)

Diluted	$0.12	$(0.16)	$0.09	$(0.14)

        As the accounting acquirer in the Merger and in accordance with the applicable accounting guidance in ASC 805, for purposes of computing comparative earnings per share, the Company has presented the historical weighted average number of common shares outstanding multiplied by the exchange ratio established in the merger agreement (see Note 2) for the three and nine months ended September 30, 2014. At the Merger Date, there were no dilutive securities outstanding.

Equity Offering

        On July 7, 2015, the Company filed a registration statement relating to an underwritten offering of up to $80 million common stock ("Common Stock Offering"). The Company intends to sell shares of common stock to generate aggregate net proceeds of approximately $60 million, prior to the exercise of the underwriters' option to purchase additional shares. The number of shares sold in the offering, if any, will be subject to market conditions.

        If the equity offering is completed, the Company intends to apply the proceeds from the Common Stock Offering to pay a portion of the purchase price for the purchase of all of the assets of Circus Circus Reno and the Silver Legacy Joint Venture currently owned by a subsidiary of MGM Resorts International, including repayment of amounts outstanding under the Silver Legacy Joint Venture credit facility, and pay fees and costs associated with such transactions. If the equity offering is not completed in advance of the completion of the purchase, the Company intends to utilize the New Revolving Credit Facility to fund a portion of the Circus Reno/Silver Legacy Purchase.

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

        On April 17, 2010, Presque Isle Downs, Inc. initiated legal action in the Court of Common Pleas of Erie County, Pennsylvania, against defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company ("Turner"), and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. ("RB") to recover damages arising out of failures of the surveillance system installed during the original construction of the casino facilities at Presque Isle Downs. DCE supplied and installed the surveillance system, RB acted as the project architect, and Turner served as the construction manager on the project. Shortly after Presque Isle Downs opened on February 28, 2007, it discovered that certain components of the surveillance system were defective, malfunctioning or missing. After efforts to remediate the deficiencies in the system were unsuccessful, it became necessary to replace certain components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs obtained a default judgment against DCE in the amount of $2.7 million. Efforts to enforce the judgment against DCE are ongoing but the assets of DCE appear to be modest and materially insufficient to pay the judgment. Any proceeds that may be received will be recorded as the amounts are realized. Defendant RB joined five additional vendors/subcontractors as additional defendants in the case. Each of the defendants and all but one of the additional defendants filed motions or objections requesting that the Court dismiss the claims against it. After these motions and objections were denied and the parties engaged in limited discovery, the parties agreed to submit the case to mediation. The mediation occurred on February 10, 2015, and resulted in an agreement under which the sum of $0.7 million would be paid to Presque Isle Downs, Inc. in exchange for a general release of the defendants (except DCE) and the additional defendants. A settlement agreement and release have been entered into by all parties. The case was dismissed August 4, 2015.

        On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As interveners, the Company, along with four of the other racinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the Court of Common Pleas dismissed the case; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013 in the 10th District Court of Appeals. In March 2013, the Court of Appeals upheld the ruling. The decision of the Appeals Court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court elected to accept the appeal. The Ohio Supreme Court temporarily stayed the appeal until it first ruled on a matter with similar procedural issues. A decision was issued on that case on June 10, 2014. Accordingly, along with the State Appellees, a motion to dismiss as improvidently granted was filed which was partially granted. The remaining propositions of law have been briefed by both parties and oral arguments were held on June 23, 2015.

Environmental Remediation

        In October 2004, the Company acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with the acquisition of the

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Commitments and Contingencies (Continued)

International Paper site, the Company entered into a consent order and decree (the "Consent Order") with the PaDEP and International Paper insulating us from liability for certain pre-existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a "baseline environmental report" and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, the Company sold approximately 205 acres to GEIDC who assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired. However, the Company was advised by the PaDEP that it was not released from its liability and responsibility under the Consent Order. The Company also purchased an Environmental Risk Insurance Policy in the amount of $10.0 million with respect to the property, which was renewed in October 2015 for a period of one year. The Company believes that the insurance coverage is in excess of any exposure that we may have in this matter.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (1) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (2) single year gross slot revenue (during the state's fiscal year ending September 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. MTR Gaming has estimated that its total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.1 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although MTR Gaming cannot determine when payment will begin, it has considered a similar repayment model for the General Fund borrowings and estimated that its total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.1 million, which has been accrued in the accompanying consolidated balance sheets at September 30, 2015 and December 31, 2014.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. The estimated total obligation at September 30, 2015 and

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Commitments and Contingencies (Continued)

December 31, 2014 was $4.5 million and $5.0 million, respectively, and is accrued in the accompanying consolidated balance sheets. As of and during the nine months ended September 30, 2015, the total estimated liability decreased as a result of changes in the forecasted assumptions utilized in the model by $0.5 million and was recognized in gaming operating expenses. The Company paid $0.3 million during the nine months ended September 30, 2015.

Note 11. Related Parties

        As of September 30, 2015, the Company's receivables and payables to related parties amounted to $0.4 million and $0.2 million, respectively. As of December 31, 2014, the Company's receivables and payables to related parties amounted to $0.4 million and $0.2 million, respectively. These amounts represent amounts related to shared services and other transactions in the ordinary course of business between Resorts and Silver Legacy.

Note 12. Segment Information

        The following table sets forth, for the period indicated, certain operating data for the Company's reportable segments. Management views each of its casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company's principal operating activities occur in three geographic regions: Reno, Shreveport and the eastern states. The Company has aggregated its operating segments into three reportable segments: Eldorado Reno, Eldorado Shreveport and MTR Gaming along with its corporate offices. Pending the consummation of the Circus Reno/Silver Legacy Purchase, which is expected to occur during the fourth

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

quarter of 2015, the Company intends to reassess its segment reporting. Based on this reassessment, the Company's segment reporting may change for the year ended December 31, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, unaudited)		(in thousands, unaudited)
Revenues and expenses
Eldorado Reno
Net operating revenues(a)	$29,002	$28,759	$79,961	$81,545
Expenses, excluding depreciation	(23,236)	(25,321)	(66,756)	(72,585)
Loss on sale or disposal of property	(16)	—	(11)	—
Acquisition charges	—	(3,845)	—	(6,298)
Equity in income of unconsolidated affiliates	2,548	1,238	3,136	3,019
Depreciation	(1,959)	(1,941)	(5,833)	(5,933)

Operating income (loss)—Eldorado Reno	$6,339	$(1,110)	$10,497	$(252)

Eldorado Shreveport
Net operating revenues	$34,651	$34,629	$103,919	$102,122
Expenses, excluding depreciation and amortization(a)	(27,012)	(28,647)	(81,217)	(84,389)
Gain (loss) on sale or disposal of property	64	(3)	63	(3)
Depreciation and amortization	(1,902)	(2,053)	(5,709)	(6,335)

Operating income—Eldorado Shreveport	$5,801	$3,926	$17,056	$11,395

MTR Gaming
Net operating revenues	$119,887	$16,311	$349,744	$16,311
Expenses, excluding depreciation and amortization	(94,476)	(14,442)	(276,923)	(14,442)
Loss on sale or disposal of property	(54)	—	(54)	—
Acquisition charges	—	(618)	(84)	(618)
Depreciation and amortization	(9,989)	(1,289)	(30,647)	(1,289)

Operating income (loss)—MTR Gaming	$15,368	$(38)	$42,036	$(38)

Eldorado Corporate
Expenses, excluding depreciation(a)	$(2,932)	$—	$(9,456)	$—
Acquisition charges	(380)	—	(633)	—
Depreciation	(104)	—	(265)	—

Operating loss—Eldorado Corporate	$(3,416)	$—	$(10,354)	$—

Total Reportable Segments
Net operating revenues(a)	$183,540	$79,699	$533,624	$199,978
Expenses, excluding depreciation and amortization(a)	(147,656)	(68,410)	(434,352)	(171,416)
Loss on sale or disposal of property	(6)	(3)	(2)	(3)
Acquisition charges	(380)	(4,463)	(717)	(6,916)
Equity in income of unconsolidated affiliates	2,548	1,238	3,136	3,019
Depreciation and amortization	(13,954)	(5,283)	(42,454)	(13,557)

Operating income—Total Reportable Segments	$24,092	$2,778	$59,235	$11,105

Reconciliations to Consolidated Net Income(Loss)
Operating Income—Total Reportable Segments	$24,092	$2,778	$59,235	$11,105
Unallocated income and expenses:
Interest expense, net	(14,482)	(5,647)	(48,946)	(13,398)
Loss on early retirement of debt	(1,790)	—	(1,790)	—
Provision for income taxes	(2,421)	(1,195)	(4,469)	(1,195)

Net income (loss)	$5,399	$(4,064)	$4,030	$(3,488)

(a)
Includes intercompany management fee revenues earned by Eldorado Reno and expensed by Eldorado Shreveport amounting to $0.8 million and $2.3 million, respectively, for the three and nine months ended September 30, 2014.

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Segment Information (Continued)

	Nine Months Ended September 30,
	2015	2014
	(in thousands, unaudited)
Capital Expenditures:
Eldorado Reno	$3,212	$2,404
Eldorado Shreveport	2,491	1,824
MTR Gaming	18,216	337
Eldorado Corporate	495	—

Total	$24,414	$4,565

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
	(unaudited)
Total Assets:
Eldorado Reno	$116,069	$232,559
Eldorado Shreveport	134,556	143,928
Eldorado Corporate	796,107	—
MTR Gaming	874,010	921,726
Eliminating and reclassification entries(a)	(751,797)	(126,654)

Total	$1,168,945	$1,171,559

        Summary of eliminating and reclassification entries for the periods indicated:

Proceeds from Resorts Senior Secured Notes loaned to Eldorado Shreveport	$—	$116,308
Accrued interest on the above intercompany loan	—	418
Intercompany receivables/payables	741,560	130
Reclassification of noncurrent deferred tax assets	947	—
Net investment in and advances to MTR Gaming	5,000	5,000
Net investment in and advances to Eldorado Shreveport	4,290	4,798

Total eliminating and reclassification entries	$751,797	$126,654

Note 13. Pending Acquisitions

        On July 7, 2015, certain of the Company's subsidiaries, Circus Circus Casinos, Inc. and Galleon, Inc., subsidiaries of MGM Resorts International, entered into a purchase and sale agreement (the "Purchase Agreement") with respect to the acquisition of (i) all of the assets and properties of Circus Circus Reno and (ii) the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the "Circus Reno/Silver Legacy Purchase"). ERI has unconditionally guaranteed the purchaser's obligations under the Purchase Agreement. ERI currently has an indirect interest in 48.1% of the interests of the Silver Legacy Joint Venture. In connection with the

ELDORADO RESORTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Pending Acquisitions (Continued)

consummation of the Circus Reno/Silver Legacy Purchase, ERI expects to acquire the 1.9% indirect interest in the Silver Legacy Joint Venture held by ELLC. Following the consummation of the foregoing transactions, the Silver Legacy Joint Venture will be a wholly-owned indirect subsidiary of ERI.

        The proposed purchase price for the Circus Reno/Silver Legacy Purchase is $72.5 million, subject to a customary working capital adjustment, and the assumption of amounts outstanding under the Silver Legacy Joint Venture credit facility, of which $80.5 million was outstanding at September 30, 2015. In conjunction with the execution of the Purchase Agreement, ERI deposited $3.0 million in escrow, which it will surrender in the event the proposed acquisitions fail to close for reasons other than a breach by Circus Circus Casinos, Inc. or Galleon, Inc. The balance of the purchase price will be payable in cash at the closing of the Circus Reno/Silver Legacy Purchase. The Company expects to apply a portion of the proceeds of the sale of the Senior Notes, proceeds from the sale of common stock or borrowings under the New Revolving Credit Facility and cash on hand to pay the purchase price for the Circus Reno/Silver Legacy Purchase. The consummation of the transactions contemplated by the Purchase Agreement is subject to the satisfaction of certain conditions, including the approval of various gaming authorities. The Circus Reno/Silver Legacy transaction is expected to be consummated in November 2015, but there can be no assurance that the proposed acquisition will be consummated or as to the date by which the proposed acquisition will be consummated. The Company incurred $0.6 million in costs associated with the pending acquisitions during the nine months ended September 30, 2015.

Note 14. Employee Benefit Plans

        In August 2015, the Company's Compensation Committee and Board of Directors approved the termination of the existing Resorts and MTR Gaming 401(k) plans and the establishment of a new consolidated ERI 401(k) plan, both to be effective in January 2016.

Note 15. Subsequent Events

        In October 2015, the Company announced that it established Columbus Southeast Hotel Group LLC, a joint venture with Vista Host, Inc. to develop a new 118-room Hampton Inn & Suites hotel that will be attached to Eldorado's Scioto Downs Racino in Columbus, OH. Construction of the new hotel is expected to begin in October with a targeted completion date in late 2016.

        Pursuant to the terms of the joint venture agreement, the Company is contributing $1.0 million of cash and 2.4 acres of land immediately adjacent the Scioto Downs Racino. Columbus Southeast Hotel Group LLC will be responsible for the construction of the $15.0 million hotel and Vista Host, Inc. will operate it upon its completion. The Company is evaluating the accounting treatment associated with the new joint venture and the impact it will have on its financial statements.

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

        Resorts also owns a 48.1% interest in the Circus and Eldorado Joint Venture, LLC (the "Silver Legacy Joint Venture") which owns the Silver Legacy Resort Casino (the "Silver Legacy"), a major, themed hotel/casino connected via a skywalk to the Eldorado Reno. On July 7, 2015, certain of our subsidiaries, Circus Circus Casinos, Inc. and Galleon, Inc., subsidiaries of MGM Resorts International, entered into a purchase and sale agreement (the "Purchase Agreement") with respect to the acquisition of (i) all of the assets and properties of Circus Circus Reno and (ii) the other 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the "Circus Reno/Silver Legacy Purchase"). ERI has unconditionally guaranteed the purchasers' obligations under the Purchase Agreement. ERI currently has an indirect interest in 48.1% of the interests of the Silver Legacy Joint Venture. In connection with the consummation of the Circus Reno/Silver Legacy Purchase, ERI expects to acquire the 1.9% indirect interest in the Silver Legacy Joint Venture held by ELLC. Following the consummation of the foregoing transactions, the Silver Legacy Joint Venture will be a wholly-owned indirect subsidiary of ERI.

        The proposed purchase price is $72.5 million, subject to a customary working capital adjustment, and the assumption of amounts outstanding under the Silver Legacy Joint Venture credit facility, of which approximately $80.5 million was outstanding at September 30, 2015. ERI deposited $3.0 million in escrow, which it will surrender in the event the proposed acquisitions fail to close for reasons other than a breach by Circus Circus Casinos, Inc. or Galleon, Inc. The balance of the purchase price will be payable in cash at the closing of the Circus Reno/Silver Legacy Purchase. The Company expects to apply a portion of the proceeds of the sale of its 7% Senior Notes due 2023, proceeds from the sale of common stock or borrowings under the Company's revolving credit facility and cash on hand to pay the purchase price for the Circus Reno/Silver Legacy Purchase. The consummation of the transactions contemplated by the Purchase Agreement is subject to the satisfaction of certain conditions, including the approval of various gaming authorities. The Circus Reno/Silver Legacy transaction is expected to be consummated in November 2015, but there can be no assurance that the proposed acquisition will be consummated or as to the date by which the proposed acquisition will be consummated.

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

        ERI, HoldCo and MTR Gaming are collectively referred to as "we," "us," "our" or the "Company." The Merger closed on the "Merger Date" and has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States ("US GAAP"). As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The financial information included in this Item 2 for periods prior to the Merger Date are those of HoldCo and its subsidiaries. The presentation of information herein for periods prior to the Merger Date and after the Merger Date are not fully comparable because the results of operations for MTR Gaming are not included for periods prior to the Merger Date. Summary financial results of MTR Gaming for the three and nine months ended September 30, 2014 are included in MTR Gaming's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission ("SEC").

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

        MTR Gaming.    The MTR Gaming properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and eastern Ohio. We believe the expansion of gaming in Ohio, which includes casinos that opened in Cleveland in May 2012 and Columbus in October 2012 and additional casinos in Cincinnati and Toledo, as well as the installation of VLTs at existing horse race tracks near Cleveland, one of which opened in April 2013 and the other in December 2013 and the relocation of a racetrack to Austintown, Ohio, which opened in September 2014, has had and will continue to have a negative impact on our results of operations at all our properties and such impact may be material. In order to sustain our market share in the increased competitive environment, we continuously reevaluate our advertising strategies and promotional offers to our guests to ensure our reinvestment levels reflect the appropriate level of offerings to sustain our margins.

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

Other Matters

        On August 26, 2014, the Board of Health of Hancock County, West Virginia adopted and approved the Clean Air Regulation Act of 2014 ("Regulation"), which became effective July 1, 2015. The Regulation, bans smoking in public places in Hancock County including at Mountaineer. To comply with the Regulation upon its effective date, Mountaineer built a 9,800 square foot smoking pavilion with 210 slot machines and six table games which opened on July 1, 2015. Notwithstanding our efforts to mitigate the impact of the smoking ban, the Regulation has had a negative impact on our business and results of operations at Mountaineer and we expect that it will continue to negatively impact our business and results of operations and such impact may be material.

Summary Financial Results

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

        The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended September 30,
			Percent Change
	2015	2014
Net operating revenues	$183,540	$78,949	132.5%
Operating expenses	161,610	72,943	121.6%
Equity in income of unconsolidated affiliates	2,548	1,238	105.8%
Operating income	24,092	2,778	767.2%
Net income (loss)	5,399	(4,064)	232.8%

        Net Operating Revenues.    MTR Gaming contributed $119.9 million of net operating revenues for the three months ended September 30, 2015, consisting primarily of casino revenues. Including MTR Gaming net revenues, net operating revenues increased 132.5% for the three months ended September 30, 2015 compared to the same prior year period. Excluding MTR Gaming net revenues, consolidated net operating revenues increased 1.6% for the three months ended September 30, 2015 compared to the same prior year period primarily due to increased net revenues at Eldorado Reno.

        Equity in Income of Unconsolidated Affiliates.    Income from our unconsolidated affiliates, the Silver Legacy Joint Venture and our former unconsolidated affiliate, Tamarack, increased $1.3 million for the three months ended September 30, 2015 compared to the same prior year period. Resorts' interest in Tamarack was disposed of on September 1, 2014.

        Operating Income and Net Income (Loss).    Consolidated operating income and net income (loss) includes operating income and net income of $15.4 million and $18.9 million, respectively, attributable to MTR Gaming for the three months ended September 30, 2015. Excluding operating income attributable to MTR Gaming, consolidated operating income was $8.7 million and net loss was $13.5 million during the three months ended September 30, 2015. Consolidated operating income, excluding operating income attributable to MTR Gaming, included incremental corporate costs offset by decreased acquisition charges, an increase in equity in income of unconsolidated affiliates, lower depreciation and improved operating income at both Eldorado Reno and Eldorado Shreveport. Excluding net income attributable to MTR Gaming, the decrease in net income was primarily due to the same factors impacting operating income along with a $1.8 million loss on the early retirement of debt associated with our refinancing in July 2015 (see "Liquidity and Capital Resources").

Revenues

        The following table highlights our sources of net operating revenues (dollars in thousands):

	Three Months Ended September 30,
			Percent Change
	2015	2014
Casino:
Eldorado Reno	$17,313	$17,142	1.0%
Eldorado Shreveport	32,005	31,916	0.3%
MTR Gaming	107,039	14,399	643.4%

Total	156,357	63,457	146.4%

Pari-mutuel commissions—MTR Gaming	3,781	446	747.8%

Food and beverage:
Eldorado Reno	9,025	8,435	7.0%
Eldorado Shreveport	6,163	6,267	(1.7)%
MTR Gaming	8,852	1,270	597.0%

Total	24,040	15,972	50.5%

Hotel:
Eldorado Reno	5,675	5,180	9.6%
Eldorado Shreveport	2,177	2,176	0.0%
MTR Gaming	1,341	199	573.9%

Total	9,193	7,555	21.7%

Other:
Eldorado Reno	1,479	1,478	0.1%
Eldorado Shreveport	820	847	(3.2)%
MTR Gaming	3,866	773	400.1%

Total	6,165	3,098	99.0%

Promotional allowances:
Eldorado Reno	(4,490)	(4,226)	6.2%
Eldorado Shreveport	(6,514)	(6,577)	(1.0)%
MTR Gaming	(4,992)	(776)	543.3%

Total	(15,996)	(11,579)	38.1%

        Casino Revenues.    MTR Gaming contributed $107.0 million of casino revenues for the three months ended September 30, 2015 consisting of net win from slot operations, table games and poker. As a result, consolidated casino revenues increased 146.4% for the three months ended September 30, 2015 compared to the same prior year period.

        Consolidated casino revenues, excluding MTR Gaming casino revenues, increased 0.5% for the three months ended September 30, 2015 compared to the same prior year period. Eldorado Shreveport and Eldorado Reno experienced slight increases of 0.3% and 1.0%, respectively, in casino revenues for the three months ended September 30, 2015 compared to the same prior year period. Growth in table games and slot volume at Eldorado Reno for the three months ended September 30, 2015 compared to the same prior year period was offset by lower hold percentages.

        Pari-mutuel Commissions.    MTR Gaming contributed $3.8 million of pari-mutuel commissions for the three months ended September 30, 2015.

        Food and Beverage Revenues.    MTR Gaming contributed $8.9 million of food and beverage revenues for the three months ended September 30, 2015. As a result, consolidated food and beverage revenues increased 50.5% for the three months ended September 30, 2015 compared to the same prior year period.

        Consolidated food and beverage revenues, excluding MTR Gaming food and beverage revenues, increased 3.3% for the three months ended September 30, 2015 compared to the same prior year period. Food and beverage revenues increased 7.0% at Eldorado Reno mainly due to an increase in the average check as a result of selective price increases. Food and beverage revenues decreased 1.7% at Eldorado Shreveport for the three months ended September 30, 2015 compared to the same prior year period primarily due to decreased beverage revenues.

        Hotel Revenues.    MTR Gaming contributed $1.3 million of hotel revenues for the three months ended September 30, 2015. As a result, consolidated hotel revenues increased 21.7% for the three months ended September 30, 2015 compared to the same prior period.

        Consolidated hotel revenues, excluding MTR Gaming hotel revenues, increased 6.7% for the three months ended September 30, 2015 compared to the same prior year period. Eldorado Reno's ADR and occupancy were $82.27 and 90.1%, respectively, for the three months ended September 30, 2015 compared to $77.84 and 86.7%, respectively, for the three months ended September 30, 2014 resulting in a 9.6% increase in hotel revenues. The increase in ADR was due to strong event and holiday weekends, an increase in the resort fee and efforts to effectively yield hotel room rates. Hotel revenues for the three months ended September 30, 2015 at Eldorado Shreveport remained flat with the same prior year period due to higher occupancy offset by lower room rates. Eldorado Shreveport's ADR declined to $63.31 for the three months ended September 30, 2015 from $64.51 for the same prior year period while occupancy increased to 92.8% for the three months ended September 30, 2015 compared to 91.0% for the same prior year period.

        Other Revenues.    Other revenues are comprised of revenues generated by our retail outlets, entertainment venues and other miscellaneous items. MTR Gaming contributed $3.9 million of other revenues for the three months ended September 30, 2015. As a result, consolidated other revenues increased 99.0% for the three months ended September 30, 2015 compared to the same prior year period.

        Consolidated other revenues, excluding MTR Gaming other revenues, decreased 1.1% for the three months ended September 30, 2015 compared to the same prior year period. Other revenues at Eldorado Reno remained flat during the three months ended September 30, 2015 compared to the same prior year period. Other revenues decreased 3.2% at Eldorado Shreveport during the three months ended September 30, 2015 compared to the same prior year period due to lower retail and spa sales which were partially offset by higher ATM commission revenues.

        Promotional Allowances.    Consolidated promotional allowances, expressed as a percentage of casino revenues, decreased to 10.2% for the three months ended September 30, 2015 compared to 18.2% for the same prior year period, and total consolidated promotional allowances increased 38.1%. MTR Gaming's promotional allowances represented 4.7% of its casino revenues for the three months ended September 30, 2015. Promotional allowances at Eldorado Reno increased 6.2% for the three months ended September 30, 2015 compared to the same prior year period due to an increase casino complimentaries associated with higher casino volume. Promotional allowances decreased 1.0% for the three months ended September 30, 2015 compared to the same prior year period at Eldorado Shreveport despite the slight increase in casino revenues due to a reallocation of promotional spend. Management actively reviews the effectiveness of its promotions and direct mail programs to expand successful promotions while eliminating or reducing less profitable promotions. Promotional activities reflect our efforts to maintain ERI's share of the gaming markets in which it operates in an effort to mitigate the impact of increasing competition.

Operating Expenses

        The following table highlights our operating expenses (dollars in thousands):

	Three Months Ended September 30,
			Percent Change
	2015	2014
Casino:
Eldorado Reno	$6,762	$7,436	(9.1)%
Eldorado Shreveport	17,795	18,501	(3.8)%
MTR Gaming	65,841	8,659	660.4%

Total	90,398	34,596	161.3%

Pari-mutuel commissions—MTR Gaming	3,625	520	597.1%

Food and beverage:
Eldorado Reno	5,749	5,991	(4.0)%
Eldorado Shreveport	1,365	1,440	(5.2)%
MTR Gaming	5,347	1,031	418.6%

Total	12,461	8,462	47.3%

Hotel:
Eldorado Reno	1,651	1,681	(1.8)%
Eldorado Shreveport	302	314	(3.8)%
MTR Gaming	387	114	239.5%

Total	2,340	2,109	11.0%

Other:
Eldorado Reno	1,582	1,465	8.0%
Eldorado Shreveport	394	384	2.6%
MTR Gaming	2,103	475	342.7%

Total	4,079	2,324	75.5%

Marketing and promotions	7,816	5,262	48.5%
General and administrative	26,937	14,237	89.2%
Management fee	—	150	(100.0)%
Depreciation and amortization	13,954	5,283	164.1%

        Casino Expenses.    MTR Gaming incurred $65.8 million of casino expenses for the three months ended September 30, 2015. As a result, consolidated casino expenses increased 161.3% for the three months ended September 30, 2015 compared to the same prior year period.

        Casino expenses, excluding MTR Gaming casino expenses, decreased 5.3% during the three months ended September 30, 2015 compared to the same prior year period. Casino expenses at Eldorado Reno decreased 9.1% for the three months ended September 30, 2015 compared to the same prior year period primarily reflecting the decrease in departmental variable costs, including payroll and benefits, marketing expenditures and bad debt expense. Casino expenses at Eldorado Shreveport decreased 3.8% during the three months ended September 30, 2015 compared to the same prior year period primarily due to lower departmental payroll, bad debt expense and other variable costs resulting from efforts to control variable costs.

        Pari-mutuel Expense.    MTR Gaming incurred $3.6 million of pari-mutuel expense for the three months ended September 30, 2015.

        Food and Beverage Expenses.    MTR Gaming incurred $5.3 million of food and beverage expenses for the three months ended September 30, 2015. As a result, consolidated food and beverage expenses increased 47.3% for the three months ended September 30, 2015 compared to the same prior year period.

        Food and beverage expenses, excluding MTR Gaming food and beverage expenses, decreased 4.3% for the three months ended September 30, 2015 compared to the same prior year period. Eldorado Reno's food and beverage expenses decreased 4.0% during the current period due to lower cost of sales combined with lower payroll expenditures resulting in improved departmental profit. Food and beverage expenses decreased 5.2% at Eldorado Shreveport for the three months ended September 30, 2015 compared to the same prior year period. Food cost of sales, as a percentage of associated revenues, declined during the three months ended September 30, 2015 compared to the same prior year period due to successful efforts to control food costs of product. Moreover, revisions to Eldorado Shreveport's employee meal program resulted in improvements in the departmental profit margin.

        Hotel Expenses.    MTR Gaming incurred $0.4 million of hotel expenses for the three months ended September 30, 2015. As a result, consolidated hotel expenses increased 11.0% for the three months ended September 30, 2015 compared to the same prior year period.

        Hotel expenses, excluding MTR Gaming hotel expenses, decreased 2.1% for the three months ended September 30, 2015 compared to the same prior year period. Hotel expenses at Eldorado Reno and Eldorado Shreveport decreased 1.8% and 3.8%, respectively, despite increases in occupancy due to implemented operating efficiencies throughout the hotel departments.

        Other Expenses.    Other expenses are comprised of expenses associated with sales at our retail outlets, entertainment venues and other miscellaneous items. MTR Gaming incurred $2.1 million of other expenses for the three months ended September 30, 2015. As a result, consolidated other expenses increased 75.5% for the three months ended September 30, 2015 compared to the same prior year period.

        Other expenses, excluding MTR Gaming other expenses, increased 6.9% for the three months ended September 30, 2015 compared to the same year period. Other expenses at Eldorado Reno increased 8.0% for the three months ended September 30, 2015 compared to the same prior year period partly due to an increase in credit card commissions associated with higher volume. Other expenses at Eldorado Shreveport increased 2.6% during the three months ended September 30, 2015 compared to the same prior year period.

        Marketing and Promotional Expenses.    MTR Gaming incurred $3.5 million of marketing and promotion expenses for the three months ended September 30, 2015. As a result, consolidated marketing and promotion expenses increased 48.5% for the three months ended September 30, 2015 compared to the same prior year period.

        Excluding MTR Gaming, marketing and promotional expenses decreased 0.4% for the three months ended September 30, 2015 compared to the same prior year period due to reductions in advertising, marketing and promotional expenditures at both Eldorado Reno and Eldorado Shreveport.

        General and Administrative Expenses and Management Fees.    MTR Gaming incurred $13.7 million of general and administrative expenses for the three months ended September 30, 2015. As a result, consolidated general and administrative expenses increased 89.2% during the three months ended September 30, 2015 compared to the same prior year period.

        Excluding MTR Gaming, general and administrative expenses increased 15.2% during the three months ended September 30, 2015 compared to the same prior year period due to incremental corporate costs associated with the Merger.

        Historically, we paid management fees to Recreational Enterprises, Inc. ("REI") and Hotel Casino Management, Inc. ("HCM"), affiliates of the Company. For the three months ended September 30, 2014, we paid $0.2 million in management fees to REI and HCM.

        Depreciation and Amortization Expense.    MTR Gaming incurred $10.0 million of depreciation and amortization expense for the three months ended September 30, 2015. As a result, depreciation and amortization expense increased 164.1% for three months ended September 30, 2015 compared to the same prior year period.

        At Eldorado Reno and Eldorado Shreveport on a combined basis, depreciation and amortization expense decreased 3.3% for the three months ended September 30, 2015 compared to the same prior year period resulting from more assets becoming fully depreciated.

Acquisition Charges

        We incurred acquisition charges totaling $0.4 million for the three months ended September 30, 2015 in connection with the Circus Reno/Silver Legacy Purchase. We incurred acquisition charges totaling $4.5 million for the three months ended September 30, 2014 in connection with the Merger. The amounts were expensed in accordance with the applicable accounting guidance for business combinations.

Interest Expense, net

        Interest expense increased $8.8 million for the three months ended September 30, 2015 primarily due to the incremental interest incurred by MTR Gaming. This increase was partially offset by reductions in interest expense associated with our refinancing in July 2015 (see "Liquidity and Capital Resources").

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

        The following table highlights the results of our operations (dollars in thousands):

	Nine Months Ended September 30,
			Percent Change
	2015	2014
Net operating revenues	$533,624	$197,728	169.9%
Operating expenses	476,806	182,723	160.9%
Equity in income of unconsolidated affiliates	3,136	3,019	3.9%
Operating income	59,235	11,105	433.4%
Net income (loss)	4,030	(3,488)	215.5%

        Net Operating Revenues.    MTR Gaming contributed $349.7 million of net operating revenues for the nine months ended September 30, 2015, consisting primarily of casino revenues. Including MTR Gaming revenues, net operating revenues increased 169.9% for the nine months ended September 30, 2015 compared to the same prior year period. Excluding MTR Gaming net revenues, consolidated net operating revenues increased 1.4% for the nine months ended September 30, 2015 compared to the same prior year period primarily due to improvements in casino revenues at both Eldorado Reno and Eldorado Shreveport.

        Equity in Income of Unconsolidated Affiliates.    Income from our unconsolidated affiliates, the Silver Legacy Joint Venture and our former unconsolidated affiliate, Tamarack, increased $0.1 million for the nine months ended September 30, 2015 compared to the same prior year period. Resorts' interest in Tamarack was disposed of on September 1, 2014.

        Operating Income and Net Income (Loss).    Consolidated operating income and net income (loss) includes operating income and net income of $42.0 million and $21.0 million, respectively, attributable to MTR Gaming for the nine months ended September 30, 2015. Excluding operating income attributable to MTR Gaming, consolidated operating income was $17.2 million and net loss was $17.0 million during the nine months ended September 30, 2015. Consolidated operating income, excluding operating income attributable to MTR Gaming, included incremental corporate costs offset by decreased acquisition charges, an increase in equity in income of unconsolidated affiliates, lower depreciation and improved operating income at both Eldorado Reno and Eldorado Shreveport. Excluding net income attributable to MTR Gaming, the decrease in net income was primarily due to the same factors impacting operating income along with a $1.8 million loss on the early retirement of debt associated with our refinancing in July 2015 (See "Liquidity and Capital Resources").

Revenues

        The following table highlights our sources of net operating revenues (dollars in thousands):

	Nine Months Ended September 30,
			Percent Change
	2015	2014
Casino:
Eldorado Reno	$48,431	$47,914	1.1%
Eldorado Shreveport	95,729	93,967	1.9%
MTR Gaming	316,647	14,399	2,099.1%

Total	460,807	156,280	194.9%

Pari-mutuel commissions—MTR Gaming	8,042	446	1,703.1%

Food and beverage:
Eldorado Reno	25,091	25,108	(0.1)%
Eldorado Shreveport	19,271	18,970	1.6%
MTR Gaming	25,355	1,270	1,896.5%

Total	69,717	45,348	53.7%

Hotel:
Eldorado Reno	14,334	14,099	1.7%
Eldorado Shreveport	6,485	6,449	0.6%
MTR Gaming	3,852	199	1,835.7%

Total	24,671	20,747	18.9%

Other:
Eldorado Reno	4,332	4,240	2.2%
Eldorado Shreveport	2,428	2,502	(3.0)%
MTR Gaming	10,704	773	1,284.7%

Total	17,464	7,515	132.4%

Promotional allowances:
Eldorado Reno	(12,227)	(12,066)	1.3%
Eldorado Shreveport	(19,994)	(19,766)	1.2%
MTR Gaming	(14,856)	(776)	1,814.4%

Total	(47,077)	(32,608)	44.4%

        Casino Revenues.    MTR Gaming contributed $316.6 million of casino revenues for the nine months ended September 30, 2015 consisting of net win from slot operations, table games and poker. As a result, consolidated casino revenues increased 194.9% for the nine months ended September 30, 2015 compared to the same prior year period.

        Consolidated casino revenues, excluding MTR Gaming casino revenues, increased 1.6% for the nine months ended September 30, 2015 compared to the same prior year period due to increased casino revenues at both Eldorado Reno and Eldorado Shreveport resulting from higher casino volume.

        Pari-mutuel Commissions.    MTR Gaming contributed $8.0 million of pari-mutuel commissions for the nine months ended September 30, 2015.

        Food and Beverage Revenues.    MTR Gaming contributed $25.4 million of food and beverage revenues for the nine months ended September 30, 2015. As a result, consolidated food and beverage revenues increased 53.7% for the nine months ended September 30, 2015 compared to the same prior year period.

        Consolidated food and beverage revenues, excluding MTR Gaming food and beverage revenues, increased 0.6% for the nine months ended September 30, 2015 compared to the same prior year period. Food and beverage revenues remained flat at Eldorado Reno during the nine months ended September 30, 2015 compared to the same prior year period mainly due to selective menu price increases offset by declines in restaurant customer counts. Food and beverage revenues increased 1.6% at Eldorado Shreveport for the nine months ended September 30, 2015 compared to the same prior year period due to increased customer counts combined with selective price increases.

        Hotel Revenues.    MTR Gaming contributed $3.9 million of hotel revenues for the nine months ended September 30, 2015. As a result, consolidated hotel revenues increased 18.9% for the nine months ended September 30, 2015 compared to the same prior year period.

        Consolidated hotel revenues, excluding MTR Gaming hotel revenues, increased 1.3% for the nine months ended September 30, 2015 compared to the same prior year period. Hotel revenues at Eldorado Reno increased 1.7% primarily due to an increase in the ADR from $76.10 for the nine months ended September 30, 2015 compared to $73.90 for the nine months ended September 30, 2014 resulting from an increase in the resort fee along with yield rate management. Eldorado's hotel occupancy declined from 84.2% for the nine months ended September 30, 2014 to 83.0% for the nine months ended September 30, 2015 and partially offset the growth in revenues associated with a higher ADR. Eldorado Shreveport's occupancy rate and ADR were 92.7% and $63.59, respectively, for the nine months ended September 30, 2015 compared to 90.3% and $64.93, respectively, for the nine months ended September 30, 2014. As a result, hotel revenues at Eldorado Shreveport increased 0.6% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

        Other Revenues.    Other revenues are comprised of revenues generated by our retail outlets, entertainment venues and other miscellaneous items. MTR Gaming contributed $10.7 million of other revenues for the nine months ended September 30, 2015. As a result, consolidated other revenues increased 132.4% for the nine months ended September 30, 2015 compared to the same prior year period.

        Consolidated other revenues, excluding MTR Gaming other revenues, remained flat for the nine months ended September 30, 2015 compared to the same prior year period. Other revenues at Eldorado Reno increased 2.2% for the nine months ended September 30, 2015 compared to the same prior year period primarily due to increased entertainment revenues in the Eldorado Reno theatre. Other revenues decreased 3.0% at Eldorado Shreveport for the nine months ended September 30, 2015 compared to the same prior year period due to lower retail sales, which were partially offset by higher ATM commission revenues.

        Promotional Allowances.    Consolidated promotional allowances, expressed as a percentage of casino revenues, decreased to 10.2% for the nine months ended September 30, 2015 compared to 20.9% for the same prior year period, and total consolidated promotional allowances incurred increased 44.4%. MTR Gaming's promotional allowances represented 4.7% of its casino revenues for the nine months ended September 30, 2015. Promotional allowances at Eldorado Reno and Eldorado Shreveport increased 1.3% and 1.2%, respectively, for the nine months ended September 30, 2015 compared to the same prior year period resulting from increases in casino volume. Management actively reviews the effectiveness of its promotions and direct mail programs to expand successful promotions while eliminating or reducing less profitable promotions. Promotional activities reflect our efforts to maintain ERI's share of the gaming markets in which it operates in an effort to mitigate the impact of increasing competition.

Operating Expenses

        The following table highlights our operating expenses (dollars in thousands):

	Nine Months Ended September 30,
			Percent Change
	2015	2014
Casino:
Eldorado Reno	$20,447	$21,095	(3.1)%
Eldorado Shreveport	53,241	54,123	(1.6)%
MTR Gaming	194,594	8,659	2,147.3%

Total	268,282	83,877	219.9%

Pari-mutuel commissions—MTR Gaming	8,414	520	1,518.1%

Food and beverage:
Eldorado Reno	16,416	17,580	(6.6)%
Eldorado Shreveport	4,074	4,278	(4.8)%
MTR Gaming	15,894	1,031	1,441.6%

Total	36,384	22,889	59.0%

Hotel:
Eldorado Reno	4,826	4,950	(2.5)%
Eldorado Shreveport	895	905	(1.1)%
MTR Gaming	1,122	114	884.2%

Total	6,843	5,969	14.6%

Other:
Eldorado Reno	4,340	4,160	4.3%
Eldorado Shreveport	1,130	1,112	1.6%
MTR Gaming	5,043	475	961.7%

Total	10,513	5,747	82.9%

Marketing and promotions	22,321	14,148	57.8%
General and administrative	81,595	35,566	129.4%
Management fee	—	450	(100.0)%
Depreciation and amortization	42,454	13,557	213.2%

        Casino Expenses.    MTR Gaming incurred $194.6 million of casino expenses for the nine months ended September 30, 2015. As a result, consolidated casino expenses increased 219.9% for the nine months ended September 30, 2015 compared to the same prior year period.

        Casino expenses, excluding MTR Gaming casino expenses, decreased 2.0% for the nine months ended September 30, 2015 compared to the same prior year period. Casino expenses at Eldorado Reno decreased 3.1% for the nine months ended September 30, 2015 compared to the same prior year period primarily reflecting a decrease in departmental variable costs, including payroll and bad debt expense, and savings in marketing and promotional expenditures. Despite the increase in casino revenues, casino expenses at Eldorado Shreveport decreased 1.6% for the nine months ended September 30, 2015 compared to the same prior year period primarily due to reductions in promotional and marketing costs.

        Pari-mutuel Expense.    MTR Gaming incurred $8.4 million of pari-mutuel expense for the nine months ended September 30, 2015.

        Food and Beverage Expenses.    MTR Gaming incurred $15.9 million of food and beverage expenses for the nine months ended September 30, 2015. As a result, consolidated food and beverage expenses increased 59.0% for the nine months ended September 30, 2015 compared to the same prior period.

        Food and beverage expenses, excluding MTR Gaming food and beverage expenses, decreased 6.3% for the nine months ended September 30, 2015 compared to the same prior year period. Food and beverage expenses at Eldorado Reno and Eldorado Shreveport decreased 6.6% and 4.8%, respectively, during the current period due to lower cost of sales and payroll expenditures resulting from successful efforts to control costs and improve departmental profits.

        Hotel Expenses.    MTR Gaming incurred $1.1 million of hotel expenses for the nine months ended September 30, 2015. As a result, consolidated hotel expenses increased 14.6% for the nine months ended September 30, 2015 compared to the same prior year period.

        Hotel expenses, excluding MTR Gaming hotel expenses, decreased 2.3% for the nine months ended September 30, 2015 compared to the same prior year period. Hotel expenses at Eldorado Reno decreased 2.5% for the nine months ended September 30, 2015 compared to the same prior year period mainly due to lower hotel occupancy combined with cost savings initiatives. For the nine months ended September 30, 2015 compared to the same prior year period, hotel expenses at Eldorado Shreveport decreased 1.1% despite higher occupancy as a result of lower payroll and other departmental variable costs.

        Other Expenses.    Other expenses are comprised of expenses associated with sales at our retail outlets, entertainment venues and other miscellaneous items. MTR Gaming incurred $5.0 million of other expenses for the nine months ended September 30, 2015. As a result, consolidated other expenses increased 82.9% for the nine months ended September 30, 2015 compared to the same prior year period.

        Other expenses, excluding MTR Gaming other expenses, increased 3.8% for the nine months ended September 30, 2015 compared to the same year period. Other expenses at Eldorado Reno and Eldorado Shreveport increased 4.3% and 1.6% for the nine months ended September 30, 2015 compared to the same prior year period.

        Marketing and Promotional Expenses.    MTR Gaming incurred $10.2 million of marketing and promotion expenses for the nine months ended September 30, 2015. As a result, consolidated marketing and promotion expenses increased 57.8% for the nine months ended September 30, 2015 compared to the same prior year period.

        Excluding MTR Gaming, marketing and promotional expenses decreased 8.9% for the nine months ended September 30, 2015 compared to the same period in the prior year due to efforts to reduce advertising spend and promotional offers at both Eldorado Reno and Eldorado Shreveport.

        General and Administrative Expenses and Management Fees.    MTR Gaming incurred $41.6 million of general and administrative expenses for the nine months ended September 30, 2015. As a result, consolidated general and administrative expenses increased 129.4% during the nine months ended September 30, 2015 compared to the same prior year period.

        Excluding MTR Gaming, general and administrative expenses increased 21.8% during the nine months ended September 30, 2015 compared to the same prior year period due to increases in professional services and additional payroll associated with the Merger.

        Historically, we paid management fees to REI and HCM, affiliates of the Company. For the nine months ended September 30, 2014, we paid $0.5 million in management fees to REI and HCM.

        Depreciation and Amortization Expense.    MTR Gaming incurred $30.6 million of depreciation expense for the nine months ended September 30, 2015. As a result, depreciation and amortization expense increased 213.2% for nine months ended September 30, 2015 compared to the same prior year period.

        Depreciation and amortization expense decreased 3.8% for the nine months ended September 30, 2015 compared to the same prior year period at Eldorado Reno and Eldorado Shreveport as more assets became fully depreciated.

Acquisition Charges

        For the nine months ended September 30, 2015, we incurred $0.7 million in acquisition charges in connection with the Merger and the Circus/Silver Legacy Purchase. For the nine months ended September 30, 2014, we incurred $6.9 million in acquisition charges in connection with the Merger. The amounts were expensed in accordance with the applicable accounting guidance for business combinations.

Interest Expense, net

        Interest expense increased $35.5 million for the nine months ended September 30, 2015 primarily due to the incremental interest incurred by MTR Gaming. This increase was partially offset by reductions in interest expense associated with our refinancing in July 2015 (see "Liquidity and Capital Resources").

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Adjusted EBITDA for the Three and Nine Months Ended September 30, 2015 and 2014

        Adjusted EBITDA (defined below), a non US GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non US GAAP supplemental information will be helpful in understanding the Company's ongoing operating results. Adjusted EBITDA represents (losses) earnings before interest expense (income), income tax expense (benefit), depreciation and amortization, equity in income of unconsolidated affiliates, (loss) gain on the sale or disposal of property, other regulatory gaming assessment costs, acquisition/strategic transaction costs and stock-based compensation expense to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with US GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted

EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

        The following table summarizes our net revenues and Adjusted EBITDA for our operating segments for the three and nine months ended September 30, 2015 and 2014, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with US GAAP. The combined basis reflects operations of MTR Gaming for periods prior to the Merger combined with the operations of Resorts. Such presentation does not conform with US GAAP or the SEC's rules for pro forma presentation;

however, we have included the combined information because we believe it provides a meaningful comparison for the periods presented.

	Three Months Ended September 30,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(unaudited, in thousands)
Net Revenues:
Eldorado Reno(1)	$29,002	$28,009	$79,961	$79,295
Eldorado Shreveport	34,651	34,629	103,919	102,122

Eldorado Total Net Revenues	63,653	62,638	183,880	181,417
MTR Gaming	119,887	128,460	349,744	368,188

Total Net Revenues	$183,540	$191,098	$533,624	$549,605

Adjusted EBITDA:
Eldorado Reno	$5,766	$2,688	$13,205	$6,709
Eldorado Shreveport(1)	7,639	6,732	22,702	19,984

Eldorado Total Adjusted EBITDA	13,405	9,420	35,907	26,693
Corporate	(3,318)	(3,813)	(10,557)	(8,204)
MTR Gaming	26,048	27,705	74,875	78,711

Combined Adjusted EBITDA	$36,135	$33,312	$100,225	$97,200

Eldorado Reno:
Net income (loss)(1)	$6,018	$76	$8,186	$(2,968)
Interest expense, net of interest income	321	1,183	2,686	3,584
Benefit for income taxes	—	(3,119)	(375)	(3,119)
Depreciation and amortization	1,959	1,941	5,833	5,933
Equity in income of unconsolidated affiliates	(2,548)	(1,238)	(3,136)	(3,019)
Loss on disposal of property	16	—	11	—
Acquisition costs	—	3,845	—	6,298

Adjusted Eldorado Reno EBITDA	$5,766	$2,688	$13,205	$6,709

Eldorado Shreveport:
Net income(1)	$5,083	$1,980	$11,035	$5,600
Interest expense, net of interest income	718	2,652	6,021	8,002
Depreciation and amortization	1,902	2,053	5,709	6,335
Provision for income taxes	—	44	—	44
(Gain) loss on disposal of property	(64)	3	(63)	3

Adjusted Eldorado Shreveport EBITDA	$7,639	$6,732	$22,702	$19,984

Corporate:
Net loss	$(21,835)	$(27,230)	$(66,170)	$(67,848)
Interest expense, net of interest income	13,424	16,849	40,189	51,590
Provision (benefit) for income taxes	2,421	(1,524)	11,406	(1,524)
Depreciation	114	9	301	28
Loss on sale or disposal of property	54	1	55	2
Stock-based compensation expense	334	748	1,155	1,310
Loss on early retirement of debt	1,790	—	1,790	—
Acquisition costs	380	7,334	717	8,238

Adjusted Corporate EBITDA	$(3,318)	$(3,813)	$(10,557)	$(8,204)

	Three Months Ended September 30,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(unaudited, in thousands)
MTR Gaming:
Net income	$16,133	$15,686	$50,979	$48,909
Interest expense, net of interest income	19	18	50	54
Provision (benefit) for income taxes	—	3,518	(6,562)	5,668
Depreciation and amortization	8,471	8,251	25,488	23,721
Amortization of intangible assets	1,508	—	5,123	—
Other regulatory gaming assessments	(83)	94	(202)	177
Loss (gain) on sale or disposal of property	—	138	(1)	182

Adjusted MTR Gaming EBITDA	$26,048	$27,705	$74,875	$78,711

(1)
Excludes intercompany management fee revenues earned by Eldorado Reno and expensed by Eldorado Shreveport amounting to $0.8 million and $2.3 million, respectively, for the three and nine months ended September 30, 2014.

Liquidity and Capital Resources

        The primary sources of liquidity and capital resources have been existing cash, cash flow from operations and proceeds from the issuance of debt securities. We expect that our primary capital requirements for the remainder of 2015 will relate to the operation and maintenance of our properties, servicing our outstanding indebtedness and the payment of the purchase price for the Circus Reno/Silver Legacy Purchase. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the foreseeable future; however, we cannot provide assurance that operating cash flows will be sufficient to do so. We expect to apply a portion of the proceeds of the sale of our 7% Senior Notes due 2023 (described below), proceeds from the sale of common stock or borrowings under our revolving credit facility and cash on hand to pay the purchase price for the Circus Reno/Silver Legacy Purchase.

        At September 30, 2015, our consolidated cash and cash equivalents, excluding restricted cash of $1.6 million and escrow cash related to the Circus Reno/Silver Legacy Purchase of $55.5 million, totaled $48.8 million.

        Operating Cash Flow.    For the nine months ended September 30, 2015, cash flows provided by operating activities totaled $20.5 million compared to $20.4 million during the same prior year period. The slight increase in operating cash was primarily due to various changes in balance sheet accounts in conjunction with the Merger and refinancing of our debt along with changes in the balance sheet accounts in the normal course of business.

        Investing Cash Flow.    Net cash flows used in investing activities totaled $78.3 million for the nine months ended September 30, 2015 compared to $49.1 million provided by investing activities for the same prior year period. Net cash flows used in investing activities for 2015 primarily consisted of $24.4 million in capital expenditures for various renovation projects and equipment purchases and a $55.5 million escrow deposit related the Circus Reno/Silver Legacy Purchase (see "Pending Acquisition").

        Financing Cash Flow.    Net cash flows provided by financing activities for the nine months ended September 30, 2015 totaled $18.9 million representing the proceeds and associated costs with the issuance of the Senior Notes and New Credit Facility and the retirement of the Resorts Senior Secured Notes and MTR Second Lien Notes. Net cash used for financing activities for the nine months ended September 30, 2014 totaled $8.2 million and mainly consisted of payments totaling $2.5 million on the Resorts credit facility which was subsequently terminated in May 2014 and a payment of $5.0 million in conjunction with the Merger. Additionally, $0.6 million was distributed representing Louisiana state tax payments in 2014.

Capital Expenditures

        During the nine months ended September 30, 2015, additions to property and equipment consisting primarily of slot machines, the Brew Brothers in Scioto Downs construction project and other capital projects, aggregated $24.4 million, which included $3.2 million at Eldorado Reno, $2.5 million at Eldorado Shreveport, $0.5 million at corporate and $18.2 million at the MTR Gaming properties.

        Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission in an amount equal to $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than nine years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. Mountaineer did not receive any reimbursements during the nine months ended September 30, 2015. As of September 30, 2015, Mountaineer remains eligible for approximately $6.9 million under annual modernization fund grants that expire in varying dates through June 30, 2016. We can make no assurances we will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration.

        We anticipate spending on capital expenditures during the remainder of 2015 to be approximately $4.6 million after anticipated reimbursements from West Virginia on qualified capital expenditures.

Debt Obligations

Senior Notes and Refinancing Transaction

        On July 23, 2015, the Company issued $375 million in aggregate principal amount of 7.0% Senior Notes due 2023 (the "Senior Notes") pursuant to an indenture, dated as of July 23, 2015 (the "Indenture"), at an issue price equal to 100.0% of the aggregate principal amount of the Senior Notes. The Senior Notes are guaranteed by all of the Company's direct and indirect restricted subsidiaries other than immaterial subsidiaries. The Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

        The Company used, or will use, the net proceeds from the Senior Notes offering together with borrowings under the New Term Loan and the New Revolving Credit Facility (as defined below) to (i) purchase or otherwise redeem (a) all of the outstanding Resorts Senior Secured Notes and (b) all of the outstanding MTR Second Lien Notes, (ii) pay a portion of the purchase price for the Circus Reno/Silver Legacy Purchase and repay all amounts outstanding under the Silver Legacy Joint Venture credit facility, and (iii) pay fees and costs associated with such transactions. Net proceeds from the Senior Notes offering equal to $50.0 million, plus interest to the latest possible redemption date, were placed in escrow, to be released only if the Circus Reno/Silver Legacy Purchase is consummated on or prior to April 1, 2016; otherwise, $50.0 million in aggregate principal amount of the Senior Notes will be subject to a special mandatory redemption, on a pro rata basis, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. The Company recognized an $3.6 million loss on the retirement of the Resorts Senior Secured Notes and a $1.8 million gain on the retirement of the MTR Second Lien Notes for a consolidated $1.8 million loss on early extinguishment of debt.

        On or after August 1, 2018, the Company may redeem all or a portion of the Senior Notes upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the Senior Notes redeemed, to the applicable redemption date, if redeemed during the twelve month period beginning on August 1 of the years indicated below:

Year	Percentage
2018	105.250%
2019	103.500%
2020	101.750%
2021 and thereafter	100.000%

        Prior to August 1, 2018, the Company may redeem all or a portion of the Senior Notes at a price equal to 100% of the Senior Notes redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to August 1, 2018, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the Senior Notes with proceeds of certain equity financings at a redemption price equal to 107% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest. If the Company experiences certain change of control events (as defined in the Indenture), it must offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. The Senior Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

        The Indenture contains certain covenants limiting, among other things, the Company's ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

  •
  pay dividends or distributions or make certain other restricted payments or investments;

  •
  incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the Senior Notes or the guarantees of the Senior Notes;

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

        These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable. As of September 30, 2015, Resorts was in compliance with all of the covenants under the indenture relating to the Senior Notes.

New Credit Facility

        On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the "New Term Loan") and new $150.0 million five year revolving credit facility (the "New Revolving Credit Facility" and, together with the New Term Loan, the "New Credit Facility"). Also on July 23, 2015, the Company incurred $40.0 million of borrowings under the New Revolving Credit Facility. As of September 30, 2015, the Company had $423.9 million outstanding on the New Term Loan and $18.0 million in borrowings outstanding under the New Revolving Credit Facility. The Company had

$132.0 million of available borrowing capacity under its New Revolving Credit Facility as of September 30, 2015. At September 30, 2015, the interest rate on the New Term Loan was 4.25% and the interest rate on the New Revolving Credit Facility was 3.25%.

        The New Term Loan bears interest at a rate per annum of, at the Company's option, either (x) LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or (y) a base rate plus 2.25%. Borrowing under the New Revolving Credit Facility bear interest at a rate per annum of, at the Company's option, either (x) LIBOR plus a spread ranging from 2.5% to 3.25% or (y) a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on the Company's total leverage ratio. Additionally, the Company will pay a commitment fee on the unused portion of the New Revolving Credit Facility not being utilized in the amount of .50% per annum.

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

        The credit agreement governing the New Credit Facility also includes requirements that the Company maintains a maximum total leverage ratio and a minimum interest coverage ratio (adjusting over time). The Company is required to maintain a maximum total leverage ratio of 6.75 to 1.00 from the closing date through December 31, 2015, 6.00 to 1.00 from January 1, 2016 to December 31, 2017 and 5.00 to 1.00 thereafter. In addition , the Company is required to maintain a minimum interest coverage ratio of 2.50 to 1.00 from the closing date through December 31, 2015, and 2.75 to 1.00 from January 1, 2016 through December 31, 2016 and 3.00 to 1.00 thereafter. A default of the financial ratio covenants shall only become an event of default under the New Term Loan if the lenders providing the New Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants.

        The credit agreement governing the New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the Senior Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor. As of September 30, 2015, the Company was in compliance with the covenants under the New Credit Facility.

Resorts' Senior Secured Notes

        On June 1, 2011, Resorts completed the issuance of the 8.625% Senior Secured Notes due 2019 (the "Resorts Senior Secured Notes"). Interest on the Resorts Senior Secured Notes was payable semiannually each June 15 and December 15 to holders of record on the preceding June 1 or December 1, respectively.

        Pursuant to the refinancing transactions described above, the Company purchased or discharged all of the outstanding Resorts Senior Secured Notes in July 2015.

MTR Gaming Second Lien Notes

        On August 1, 2011, MTR Gaming completed the offering of the MTR Gaming 11.5% Senior Secured Second Lien Notes due August 1, 2019 (the "MTR Second Lien Notes") at an issue price equal to 97% of the aggregate principal amount, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

        Pursuant to the refinancing transactions described above, the Company purchased or discharged all of the outstanding MTR Gaming Second Lien Notes in July 2015.

Contractual Obligations

        There have been no material changes during the nine months ended September 30, 2015 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

        The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania's slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state's fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee's proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be approximately $4.1 million and will be paid quarterly over a ten-year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.1 million, which has been accrued in our consolidated balance sheets at September 30, 2015 and December 31, 2014.

        The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at September 30, 2015 and December 31, 2014 was $4.5 million and $5.0 million, respectively, and is accrued in the respective accompanying consolidated balance sheets. The Company paid $0.3 million during the nine months ended September 30, 2015.

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

Critical Accounting Policies

        Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2014. Management believes there have been no material changes since December 31, 2014. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long-term U.S. treasury rates and the applicable spreads in the high-yield investment risk, short-term and long-term LIBOR rates, and short-term Eurodollar rates, and their potential impact on our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under the New Credit Facility. We do not currently utilize derivative financial instruments for trading or speculative purposes. (See also "Liquidity and Capital Resources" above for additional information related to the recent refinancing of our long-term debt.

        As of September 30, 2015, our long-term variable-rate borrowings totaled $442 million comprised of $424 million under the New Term Loan and $18 million under the New Revolving Credit Facility and represented approximately 54% of our long-term debt.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material weakness in our annual or interim financial statements will not be prevented or detected on a timely basis.

        During the quarter ending September 30, 2015, we identified a material weakness in our controls over the accounting for a debt refinancing transaction, as described below. As a result, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

        The material weakness in internal control over financial reporting resulted from the lack of effective controls which allowed for the misinterpretation of the procedural and assessment calculation guidance in Accounting Standards Codification ("ASC") 470, Debt—Modifications and Extinguishments. Specifically, subsequent to the issuance of our earnings release and as part of completing our financial statement close process for our quarterly report, we determined we did not properly account for a debt transaction which resulted in the reporting of an incorrect amount of loss on the transaction in our earnings release for the quarter. The accounting for the transaction was corrected in the amounts included in this quarterly report. Additionally, we had a design deficiency in our controls as we did not have a sufficiently robust control in place to ensure satisfactory completion of our financial statement close process prior to the issuance of our earnings release. To remediate the material weakness, management with the oversight of our Audit Committee will formally implement a remediation program. We are actively engaged in identifying the necessary actions to address the material weakness.

  (b)
  Changes in Internal Controls

        Except as noted above, there were no significant changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the period covered by this Form 10-Q Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Presque Isle Downs, Inc. v Dwayne Cooper Enterprises, Inc. et al; Civil Action No. 10493-2009; Court of Common Pleas of Erie County, Pennsylvania. On April 17, 2010, Presque Isle Downs, Inc. initiated legal action in the Court of Common Pleas of Erie County, Pennsylvania, against defendants Dwayne Cooper Enterprises, Inc. ("DCE"), Turner Construction Company ("Turner"), and Rectenwald Buehler Architects, Inc. f/k/a Weborg Rectenwald Buehler Architects, Inc. ("RB") to recover damages arising out of failures of the surveillance system installed during the original construction of the casino facilities at Presque Isle Downs. DCE supplied and installed the surveillance system, RB acted as the project architect, and Turner served as the construction manager on the project. Shortly after Presque Isle Downs opened on February 28, 2007, it discovered that certain components of the surveillance system were defective, malfunctioning or missing. After efforts to remediate the deficiencies in the system were unsuccessful, it became necessary to replace certain components of the surveillance system at a cost of $1.9 million, and to write-off approximately $1.5 million related to the net book value of the equipment that was replaced. On April 5, 2011, Presque Isle Downs obtained a default judgment against DCE in the amount of $2.7 million. Efforts to enforce the judgment against DCE are ongoing but the assets of DCE appear to be modest and materially insufficient to pay the judgment. Any proceeds that may be received will be recorded as the amounts are realized. Defendant RB joined five additional vendors/subcontractors as additional defendants in the case. Each of the defendants and all but one of the additional defendants filed motions or objections requesting that the Court dismiss the claims against it. After these motions and objections were denied and the parties engaged in limited discovery, the parties agreed to submit the case to mediation. The mediation occurred on February 10, 2015, and resulted in an agreement under which the sum of $0.7 million would be paid to Presque Isle Downs, Inc. in exchange for a general release of the defendants (except DCE) and the additional defendants. A settlement agreement and release have been entered into by all parties. The case was dismissed August 4, 2015.

        State ex rel. Walgate v. Kasich; Case No. 11 CV-10-13126; Court of Common Pleas Franklin County, Ohio. On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As interveners, we, along with four of the other racinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the Court of Common Pleas dismissed the case; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013 in the 10th District Court of Appeals. In March 2013, the Court of Appeals upheld the ruling. The decision of the Appeals Court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal but was stayed temporarily stayed until it first ruled on a matter with similar procedural issues. A decision was issued on that case on June 10, 2014. In response to a motion to dismiss as improvidently granted which was filed jointly by Appellees, the remaining propositions of law were briefed by the parties and oral argument before the Ohio Supreme Court was held on June 23, 2015.

        Legal matters are discussed in greater detail in "Part I, Item 3. Legal Proceedings" and Note 15 to our Consolidated Financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.    RISK FACTORS

        A description of our risk factors can be found in "Part I, Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2014 and in "Part II, Item 1A. Risk Factors" included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. There have been no material changes to risk factors described in our Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarter ended June 30, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

ITEM 5.    OTHER INFORMATION.

        None.

ITEM 6.    EXHIBITS.

Exhibit Number	Description of Exhibit	Method of Filing
10.1	Purchase and Sale Agreement, dated as of July 7, 2015, by and among Eldorado Limited Liability Company, CC-RENO LLC, Circus Circus Casinos, Inc. and Galleon, Inc.	Incorporated by reference to our registration statement on Form S-1 filed on July 14, 2015.
10.2
	Supplemental Indenture dated as of July 22, 2015, by and among Eldorado Resorts LLC and Eldorado Capital Corp., as co-issuers, the guarantors party thereto, U.S. Bank National Association, as trustee, and Capital One, N.A., as collateral trustee.	Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015.
10.3	Supplemental Indenture dated as of July 22, 2015, by and among MTR Gaming Group, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent.	Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015.
10.4	Indenture dated as of July 23, 2015, by and among the Company, certain of its wholly-owned subsidiaries (as guarantors) and U.S. Bank, National Association.	Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015.

Exhibit Number	Description of Exhibit	Method of Filing
10.5	Credit Agreement dated as of July 23, 2015, by and among the Company, certain of its wholly-owned subsidiaries (as guarantors), JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender and J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc., Credit Suisse Securities (USA) LLC, U.S. Bank National Association and KeyBank National Association as joint lead arrangers, joint bookrunners and co-syndication agents.	Incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015.
31.1	Certification of Gary L. Carano pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.
31.2	Certification of Robert M. Jones pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.
32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350	Filed herewith.
32.2	Certification of Robert M. Jones in accordance with 18 U.S.C. Section 1350	Filed herewith.
101.1	XBRL Instance Document	Filed herewith.
101.2	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.3	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.4	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.5	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.6	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS, INC.
Date: November 9, 2015	/s/ GARY L. CARANO Gary L. Carano Chief Executive Officer and Chairman of the Board
Date: November 9, 2015	/s/ ROBERT M. JONES Robert M. Jones Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)