Form 10-K
period 2015-12-31
Eldorado Resorts, Inc.
filed 2016-03-15
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File No. 001‑36629

ELDORADO RESORTS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	46‑3657681 (I.R.S. Employer Identification No.)

100 West Liberty Street, Suite 1150

Reno, Nevada 89501

(Address of principal executive offices)

Telephone: (775) 328‑0100

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was  $230.1 million at June 30, 2015 based upon the closing price for the shares of ERI’s common stock as reported by The Nasdaq Stock Market.

As of March 2, 2016, there were 46,850,583 outstanding shares of the Registrant’s Common Stock.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.  Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2015.

ELDORADO RESORTS, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2015

i

PART  I

Item 1.  Business.

Eldorado Resorts, Inc. is referred to as the “Company,” “ERI,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.”

Overview

We are a gaming and hospitality company that owns and operates gaming facilities located in Ohio, Louisiana, Nevada, Pennsylvania and West Virginia. Our primary source of revenue is generated by our gaming operations, but we use our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties. ERI is dedicated to providing exceptional guest service, a dynamic gaming product, award-winning dining, exciting entertainment and premier accommodations. We were founded in 1973 in Reno, Nevada as a family business by the Carano family and continue to maintain our commitment to customer service, high-quality dining and outstanding amenities. We believe that our extraordinary level of personal service and the variety, quality and attractive pricing of our food and beverage outlets are important factors in attracting customers to our properties and building customer loyalty.

We own and operate the following properties:

•Eldorado Resort Casino Reno (“Eldorado Reno”)—A 814‑room hotel, casino and entertainment facility located in downtown Reno, Nevada;

•Silver Legacy Resort Casino (“Silver Legacy”)—A 1,711‑room themed hotel and casino located adjacent to Eldorado Reno and Circus Reno;

•Circus Circus Reno (“Circus Reno”)—A 1,571-room hotel-casino and entertainment complex connected via a skywalk to Eldorado Reno and Silver Legacy;

•Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)—A 403‑room, all suite art deco‑style hotel and tri‑level riverboat dockside casino situated on the Red River in Shreveport, Louisiana;

•Mountaineer Casino, Racetrack & Resort (“Mountaineer”)—A 354‑room resort with a casino and live thoroughbred horse racing located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle;

•Presque Isle Downs & Casino (“Presque Isle Downs”)—A casino and live thoroughbred horse racing facility with slot machines, table games and poker located in Erie, Pennsylvania; and

•Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering approximately 2,140 video lottery terminals (“VLT”) located 15 minutes from downtown Columbus, Ohio.

In addition, Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

History

ERI was formed in September 2013 to be the parent company following the merger of wholly owned subsidiaries of the Company into Eldorado HoldCo LLC (“HoldCo”), a Nevada limited liability company formed in 2009 that is the parent company of Eldorado Resorts LLC (“Resorts”), and MTR Gaming Group, Inc. (“MTR Gaming”), a Delaware corporation incorporated in 1988 (the “Merger”). Effective upon the consummation of the Merger on

September 19, 2014 (the “Merger Date”), MTR Gaming and HoldCo each became a wholly owned subsidiary of ERI and, as a result of such transactions, Resorts became an indirect wholly owned subsidiary of ERI.

Prior to November 24, 2015 (the “Acquisition Date”), Resorts owned a 48.1% interest in the joint venture (the “Silver Legacy Joint Venture”) which owns Silver Legacy.  On November 24, 2015, Resorts consummated the acquisition of all of the assets and properties of Circus Circus Reno and the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase” or the “Acquisition”) pursuant to a Purchase and Sale Agreement, dated July 7, 2015 (the “Purchase Agreement”), entered into with Circus Circus Casinos, Inc. and Galleon, Inc., each an affiliate of MGM Resorts International, with respect to the acquisition. On the Acquisition Date, Eldorado Resorts LLC also exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain affiliates and shareholders of the Company. As a result of these transactions, ELLC and CC-Reno, LLC, a newly formed Nevada limited liability company, became wholly-owned subsidiaries of ERI, and Silver Legacy became an indirect wholly‑owned subsidiary of ERI.

Business Strengths and Strategy

Personal service and high quality amenities

One of the cornerstones of our business strategy is to provide our customers with an extraordinary level of personal service. Our senior management is actively involved in the daily operations of our properties, frequently interacting with gaming, hotel and restaurant patrons to ensure that they are receiving the highest level of personal attention. Management believes that personal service is an integral part of fostering customer loyalty and generating repeat business. We continually monitor our casino operations to react to changing market conditions and customer demands. We target both premium-play and value-conscious gaming patrons with differentiated offerings at our state-of-the-art casinos, which feature the latest in game technology, innovative bonus options, dynamic signage and customer-convenient features.

Diversified portfolio across markets and customer segments

We are geographically diversified across the United States, with no single property accounting for more than 18% of our net revenues, on a combined basis, for the year ended December 31, 2015. Our customer pool draws from a diversified base of both local and out-of-town patrons. For example, approximately 20% of our customer base at Eldorado Reno is local, while 80% visit from out-of-town and utilize our hotel, restaurants and other amenities for a full-service gaming experience. We have also initiated changes to our marketing strategy to reach more potential customers through targeted direct mailings and electronic marketing. Lastly, we do not expect any material new competition in the foreseeable future as no new significant gaming operations have opened within the past two years in any of our primary markets with the sole exception of Hollywood Mahoning Casino in Youngstown, Ohio, which opened in September 2014. We believe we have assembled a platform on which we can continue to grow and provide a differentiated customer experience.

Management team with deep gaming industry experience and strong local relationships

We have an experienced management team that includes, among others, Gary Carano, our Chief Executive Officer and the Chairman of the Board, who has more than thirty years of experience in the gaming and hotel industry. Previously, Mr. Carano served as President and Chief Operating Officer of Eldorado Resorts LLC, where he was the driving force behind the Company's development and operations in Nevada and Louisiana. In addition to Gary Carano, our senior executives have significant experience in the gaming and finance industries. Our extensive management experience and unwavering commitment to our team members, guests and equity holders have been the primary drivers of our strategic goals and success. We take pride in our reinvestment in our properties and the communities we support along with emphasizing our family-style approach in an effort to build loyalty among our team members and guests. We will continue to focus on the future growth and diversification of our company while maintaining our core values and striving for operational excellence.

Properties

As of December 31, 2015, we owned and operated approximately 486,600 square feet of casino space with 10,300 slot machines and VLTs, 300 table and poker games, 45 restaurants and 4,900 hotel rooms.

For financial reporting purposes, we aggregate our properties into three reportable business segments: (i) Nevada, (ii) Louisiana and (iii) Eastern. For further financial information related to our segments as of and for the three years ended December 31, 2015, see Note 18, Segment Information, to our consolidated financial statements presented in Part IV, Item 15. Financial Statement Schedules.

The following table sets forth certain information regarding our properties as of and for the year ended December 31, 2015:

		Casino			Table and			Average
	Year Opened	Space	Slot		Poker	Hotel	Hotel	Daily
	or Acquired	(Sq. ft.)	Machines	VLTs	Games	Rooms	Occupancy(2)	Rate(2)
Nevada
Eldorado Reno	1973	76,500	1,191	N/A	57	814	80.8%	$75.65
Silver Legacy(1)(2)	1995	89,200	1,350	N/A	63	1,711	60.5%	$88.12
Circus Reno(2)	2015	55,000	908	N/A	34	1,571	53.7%	$65.90
Louisiana
Eldorado Shreveport	2005	28,200	1,361	N/A	60	403	91.4%	$63.71
Eastern
Mountaineer	1992	93,300	1,748	N/A	49	354	79.6%	$47.24
Presque Isle Downs	2007	61,400	1,580	N/A	41	N/A	N/A	N/A
Scioto Downs	2012	83,000	N/A	2,143	N/A	N/A	N/A	N/A

(1) Silver Legacy opened in 1995 and was a 50/50 joint venture between Resorts and MGM Resorts International until we acquired the remaining 50% interest in 2015.
(2) Hotel occupancy and ADR statistics are for the full twelve month period for Silver Legacy and Circus Reno.

Nevada

The Eldorado Reno, Silver Legacy and Circus Reno properties, (the “Reno Tri-Properties”) are connected in a “seamless” manner by enclosed, climate controlled corridors. These enclosed corridors serve as entertainment bridge ways between the three properties and house slot machines, restaurants and retail shops. The Reno Tri-Properties comprise the heart of the Reno market’s prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of 4,096 rooms, 23 restaurants and enough parking to accommodate approximately 6,100 vehicles, and as of December 31, 2015, approximately 3,400 slot machines and 150 table and poker games. We believe that the centralized location and critical mass of these three properties, together with the ease of access between the facilities, provide significant advantages over other freestanding hotel/casinos in the Reno market.

A city‑owned 50,000 square‑foot ballroom containing approximately 35,000 square feet of convention space is operated and managed by Silver Legacy, together with Eldorado Reno and Circus Reno, and complements the existing Reno Events Center. It provides an elegant venue for large dinner functions and convention meeting space along with concert seating for approximately 3,000 attendees.

Reno is the second largest metropolitan area in Nevada, with a population of approximately 450,000 according to the most recently available census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination market that attracts year‑round visitation by offering gaming, numerous summer and winter recreational activities and popular special events such as national bowling tournaments. Management believes that approximately two‑thirds of visitors to the Reno market arrive by some form of ground transportation. Popular special events include the National Championship Air Races, a PGA tour event, Street Vibrations, a motorcycle event, and Hot August Nights, a vintage car event.

According to the Reno‑Sparks Convention & Visitors Authority (the “Visitors Authority”), the greater Reno area attracted approximately 4.7 million and 4.6 million visitors during the years 2015 and 2014, respectively. Based on information reported by the Nevada State Gaming Control Board, gaming revenues for the Reno/Sparks gaming markets were $694.0 million, $671.6 million and $670.1 million in 2015, 2014 and 2013, respectively.

The National Bowling Stadium, located one block from the Reno Tri-Properties, is one of the largest bowling complexes in North America and has been selected to host multi‑month tournaments in Reno every year through 2018 except for 2017. It has also been selected to host ten United States Bowling Congress (“USBC”) tournaments from 2019 through 2026. During this period, two of the ten USBC Tournaments may be held in the same year. Historically, these multi‑month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area. The USBC Tournaments brought approximately 73,000 bowlers to the Reno area during the 2013 tournament period which began on March 1st and continued through July 7th. Both tournaments returned to Reno in 2014 and brought approximately 62,000 bowlers to the Reno area during the 2014 tournament period which began on February 28th and continued through July 12th. The USBC Tournament attracted approximately 15,600 women bowlers to the Reno market from March to July in 2015. Both tournaments return to Reno in 2016 and are expected to attract approximately 38,000 bowlers beginning in March and continuing through July 10th.

Eldorado Reno

We own and operate the Eldorado Reno, an 814‑room premier hotel, casino and entertainment facility. The interior of the hotel is designed to create a European ambiance where hotel guests enjoy panoramic views of Reno’s skyline and the majestic Sierra Nevada mountain range. Management believes the attention to detail, décor and architecture have created an identifiable and innovative presence in the Reno market for Eldorado Reno. Eldorado Reno is centrally located in downtown Reno, Nevada.

Eldorado Reno currently offers:

•Approximately 76,500 square feet of gaming space, with approximately 1,200 slot machines and 57 table and poker games;

•814 finely‑appointed guest rooms, including 134 suites, which include “Eldorado Player’s Spa Suites” with bedside spas and one or two bedroom suites;

•Nine restaurants featuring nationally‑recognized cuisine which ranges from buffet to gourmet, with an aggregate seating capacity of more than 1,400;

•An approximately 560‑seat showroom, a VIP lounge, three retail shops, a versatile 12,010 square foot convention center and an outdoor plaza located diagonal to Eldorado Reno which hosts a variety of special events; and

•Parking facilities for over 1,100 vehicles, including an approximately 640‑space self‑park garage, a 120‑space surface parking lot and a 350‑space valet parking facility.

Silver Legacy

Silver Legacy, formerly a joint venture between Resorts and MGM Resorts International (the “Silver Legacy Joint Venture”) in which we acquired the remaining 50% interest on November 24, 2015, opened in July 1995. Silver Legacy is the tallest building in northern Nevada consisting of 37-, 34- and 31-floor tiers. Silver Legacy’s opulent interior showcases a casino built around Sam Fairchild’s 120-foot tall mining rig, which appears to mine for silver. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The interior surface of the dome features dynamic sound and laser light shows, providing visitors with a unique experience when they are in the casino. The Silver Legacy is centrally located in downtown Reno, Nevada.

Silver Legacy features:

•Approximately 89,200 square feet of gaming space, with approximately 1,300 slot machines and 63 table games;

•1,711 finely‑appointed guest rooms, including 141 player spa suites, eight penthouse suites and seven hospitality suites;

•Eight restaurants, which have an aggregate seating capacity of more than 1,000, offering award winning dining cuisine; and

•Retail shops, exercise and spa facilities, a beauty salon and an outdoor swimming pool and sundeck and a parking garage which can accommodate approximately 1,800 vehicles.

Circus Reno

Circus Reno, which we acquired on November 24, 2015, is an iconic, circus‑themed hotel‑casino and entertainment complex with two hotel towers. It is conveniently located as the first casino directly off of Interstate 80 when entering downtown Reno, Nevada.

Circus Reno currently offers:

•Approximately 55,000 square feet of gaming space, with approximately 900 slot machines and 34 table games;

•1,571 hotel rooms, including 67 mini suites, four executive suites and four VIP suites;

•3,200 parking spaces including a surface lot and two garages;

•Two fine dining restaurants, a buffet and three casual dining restaurants; and

•A midway featuring a total of 158 games, live circus acts, an arcade and a full service wedding chapel with reception services for groups of 25 or more.

Louisiana

Eldorado Shreveport

Eldorado Shreveport is a premier resort casino located in Shreveport, Louisiana, the largest gaming market in Louisiana, adjacent to Interstate 20, a major highway that connects the Shreveport market with the attractive feeder markets of East Texas and Dallas/Fort Worth, Texas. Eldorado Shreveport was built next to an existing riverboat gaming and hotel facility formerly operated by Harrah’s Entertainment and now operated by Boyd Gaming Corporation. The two casinos form the first and only “cluster” in the Shreveport/Bossier City market, allowing patrons to park once and easily walk between the two facilities. There are currently six casinos and a racino operating in the Shreveport/Bossier City market in Louisiana. The Shreveport/Bossier City gaming market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. Based on information published by the state of Louisiana, the six casino operators and racino in the Shreveport/Bossier City market generated $732.5 million, $736.1 million, and $727.3 million in gaming revenues in 2015, 2014 and 2013, respectively.

The principal target markets for Eldorado Shreveport are patrons from the Dallas/Fort Worth Metroplex and East Texas. There are approximately 7.6 million adults who reside within approximately 200 miles of Shreveport/Bossier City. Eldorado Shreveport is located approximately 180 miles east of Dallas and can be reached by car in approximately three hours. Flight times are less than one hour from both Dallas and Houston to the Shreveport Regional Airport.

Eldorado Shreveport is a modern, Las Vegas‑style resort with a gaming experience that appeals to both local gamers and out‑of‑town visitors. Our integrated casino and entertainment resort benefits from the following features:

•A purpose‑built 80,634‑square foot barge that houses approximately 28,200 square feet of gaming space, as measured by the actual footprint of the gaming equipment, offering approximately 1,400 slots, 52 table games and a poker room with eight tables;

•Numerous restaurants and entertainment amenities, including a gourmet steakhouse, VIP check‑in, a premium quality bar and a retail store;

•A luxurious 403‑room, all‑suite, hotel, with updated rooms featuring modern décor and flat screen TVs;

•A 380‑seat ballroom with four breakout rooms, a 5,940‑square foot spa, a fitness center and salon, a premium players’ club and an entertainment show room; and

•Two parking lots and an eight story parking garage providing approximately 1,800 parking spaces that connects directly to the pavilion by an enclosed walkway, including valet parking for approximately 300 vehicles.

Eastern

Mountaineer

Mountaineer is one of only four racetracks in West Virginia currently permitted to operate slot machines and traditional casino table gaming. Mountaineer is located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle, approximately thirty miles from the Pittsburgh International Airport and a one‑hour drive from downtown Pittsburgh. Mountaineer’s market is comprised of eight casinos, including Presque Isle Downs, in West Virginia, Ohio and Pennsylvania. Based on information published by these states, this market generated $1.6 billion, $1.5 billion, and $1.4 billion in gaming revenues in 2015, 2014 and 2013, respectively.

Mountaineer is a diverse gaming, entertainment and convention complex with:

•93,300 square feet of gaming space housing approximately 1,700 slot machines, 37 casino table games (including blackjack, craps, roulette and other games), and 12 poker tables;

•354 hotel rooms, including the 256‑room, 219,000 square foot Grande Hotel at Mountaineer, 27 suites, a full‑service spa and salon, a retail plaza and indoor and outdoor swimming pools and a golf course;

•12,090 square feet of convention space, which can accommodate seated meals for groups of up to 575, as well as smaller meetings in more intimate break‑out rooms that can accommodate 75 people and entertainment events for approximately 1,500 guests;

•Live thoroughbred horse racing conducted from March through December on a one‑mile dirt surface or a 7/8 mile grass surface with expansive clubhouse, restaurant, bars and concessions, as well as grandstand viewing areas with enclosed seating for 3,570 patrons;

•On‑site pari‑mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer’s races at over 1,400 sites to which the races are simulcast;

•A 69,000 square foot theater and events center that seats approximately 5,000 patrons for concerts and other entertainment offerings; and

•Surface parking for approximately 5,300 vehicles.

Presque Isle Downs

Presque Isle Downs located in Erie, Pennsylvania, opened for business in 2007 and commenced table gaming operations in 2010. Erie is located in northwestern Pennsylvania and Erie County has a population of approximately 280,000 according to the most recently available census data. Presque Isle Downs is located directly off of highway 90 and Presque Isle State Park attracts nearly four million visitors annually. Presque Isle Downs’ market is comprised of eight casinos, including Mountaineer, in West Virginia, Ohio and Pennsylvania. Based on information published by these states, this market generated $1.6 billion, $1.5 billion, and $1.4 billion in gaming revenues in 2015, 2014 and 2013, respectively. The Company is redirecting its marketing focus from the highly competitive Cleveland area to Erie County and the surrounding areas. The 153,400 square foot facility consists of:

•61,400 square feet of gaming space housing approximately 1,600 slot machines, 32 casino table games and a nine table poker room, which we began operating on October 3, 2011;

•Live thoroughbred horse racing conducted from May through September on a one‑mile track with a state‑of‑the‑art one‑mile synthetic racing surface with grandstand, barns, paddock and related facilities, and indoor and outdoor seating for approximately 750 patrons;

•Six restaurants including a steakhouse, buffet and 300 seat clubhouse overlooking the racetrack;

•On‑site pari‑mutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks, as well as wagering on Presque Isle Downs’ races at over 1,200 sites to which the races are simulcast; and

•Surface parking for approximately 3,200 vehicles.

Scioto Downs

Scioto Downs is located in the heart of Central Ohio, off Highway 23/South High Street, approximately eight miles from downtown Columbus. Columbus is the largest metropolitan area within the state of Ohio with a population of approximately 835,000 and a greater metropolitan area of approximately 2.0 million within 60 miles of downtown. The Columbus market generated $290.4 million, $275.9 million and $274.8 million in slot revenues in 2015, 2014 and 2013, respectively.

Scioto Downs ran its first Standardbred horse race in 1959 and has since established a rich and deep connection within the regional racing community. Opening VLT operations with a new 132,000 square foot gaming facility on June 1, 2012, Scioto Downs became the first “Racino” operation in the State of Ohio and is one of only two licensed gaming facilities in the Columbus area. The gaming facility was designed to integrate as much as possible with the iconic and instantly recognizable racing structures, blending architectural features and aspects as much as possible to ensure a fluid seamless and marketable look.

In October 2015, the Company entered into a joint venture with Vista Host, Inc. to develop a new 118-room Hampton Inn & Suites hotel that will be attached to Scioto Downs. Construction of the new hotel began in November 2015 with a targeted completion date in late 2016. Scioto Downs is located on a 208 acre site strategically designed for future expansion, including table games, additional parking capacity and retail development.

Scioto Downs currently offers:

•83,000 square feet of gaming space housing approximately 2,140 VLTs (with the ability to install up to 2,500 VLTs), including a 3,200 square foot outdoor gaming patio;

•The Brew Brothers, a new microbrewery and restaurant which opened in October 2015 and seats approximately 230 offering live entertainment;

•Six full service bars and six restaurants ranging from fine dining to a buffet;

•Live standard bred harness horse racing conducted from May through mid‑September with barns, paddock and related facilities for the horses, drivers and trainers, that can accommodate over 2,600 patrons for live racing as well as a Summer Concert Series, featuring national acts;

•On‑site pari‑mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Scioto Downs’ races at over 800 sites to which the races are simulcast; and

•Surface parking for approximately 3,500 vehicles.

Competition

The gaming industry includes land‑based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near our markets or changes to gaming laws in states surrounding Nevada, Louisiana, West Virginia, Pennsylvania, or Ohio could increase competition and could adversely affect our operations. We also compete, to a lesser extent, with gaming facilities in other jurisdictions with dockside gaming facilities, state sponsored lotteries, on‑and‑off track pari‑mutuel wagering, card clubs, riverboat casinos and other forms of legalized gambling. In addition, various forms of internet gaming have been approved in Nevada and New Jersey and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition.

Nevada.    Of the 30 casinos currently operating in the Reno market, we believe we compete principally with the six hotel‑casinos, like Eldorado Reno and Silver Legacy, that each generate at least $36 million in annual gaming revenues. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded. We expect that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect our financial condition or results of operations.

We also compete with hotel‑casinos located in the nearby Lake Tahoe region as well as those in other areas of Nevada, including Las Vegas. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, we believe that our success is influenced to some degree by the success of the Lake Tahoe market. The number of visitors increased during the year ended December 31, 2015 compared with the prior year, and while we do not anticipate a significant change in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future, any decline could adversely affect our operations.

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

Management believes the Reno market draws over 50% of its visitors from California. As northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted, and may continue to negatively impact, principally drive‑in, day‑trip visitor traffic from our main feeder markets in northern California.

Louisiana.    The Shreveport/Bossier City, Louisiana gaming market is characterized by intense competition and the market has not grown appreciably since Eldorado Shreveport opened in December 2000. We compete directly with five casinos, all but one of which have operated in the Shreveport/Bossier City market for several years and have established customer bases. In addition, we also compete with the slot machine facility at Harrah’s Louisiana Casino and Racetrack located in Bossier City and WinStar Casino and casino facilities owned by the Choctaw Nation located in Oklahoma. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. The Texas legislature has from time to time considered proposals to legalize gaming. Any such proposal would require an amendment to the Texas State constitution, which requires approval by two‑thirds of the Texas State Legislature and approval by a majority of votes cast in a statewide voter referendum. Such approvals would legalize gaming in Texas notwithstanding vetoes by the Governor of casino gambling bills. There can be no assurance that casino gaming will not be approved in Texas in the future, which would have a material adverse effect on our business. Eldorado Shreveport competes with several Native American casinos located in Oklahoma, certain of which are located near our core Texas markets. Because Eldorado Shreveport draws a significant amount of customers from the Dallas/Fort Worth, Texas area, but is located approximately 190 miles from that area, we believe we will continue to face increased competition from gaming operations in Oklahoma and would face significant competition that may have a material adverse effect on our business and results of operations if casino gaming were to be approved in Texas.

In June 2013, construction was completed on a hotel casino in Bossier City across the Red River from Eldorado Shreveport. In December 2014, a new luxury, land‑based casino opened in Lake Charles, Louisiana approximately 200 miles south of Eldorado Shreveport, but closer to the Houston, Texas market.

Eastern.    Mountaineer, Presque Isle Downs and Scioto Downs primarily compete with gaming facilities located in West Virginia, Ohio and Pennsylvania, including, to a certain extent, each other, and gaming locations located in neighboring states including New York, Indiana and Michigan. In particular, Mountaineer (and to a lesser extent Presque Isle Downs) competes with other gaming facilities located in Pennsylvania, including The Rivers Casino located in downtown Pittsburgh, Pennsylvania and The Meadows Racetrack and Casino located in Washington, Pennsylvania, approximately 50 miles southeast of Mountaineer. An additional license has been granted for a casino to be located in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs, which would result in further competition for both of those properties. Further, gaming facilities in Ohio represent our main competition, including the Horseshoe Casino Cleveland, Hollywood Casino Columbus, ThistleDown Racino, Northfield Park and Beulah Park.

Mountaineer competes with smaller gaming operations conducted in local bars and fraternal organizations. West Virginia law permits limited video lottery machines (“LVLs”) in local bars and fraternal organizations. The West Virginia Lottery Commission authorizes up to 7,500 slot machines in these facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages, and no more than ten slot machines are allowed in each licensed fraternal organization. As of December 31, 2015, there were a total of approximately 1,000 LVL’s in bars and fraternal organizations in Hancock County, West Virginia (where Mountaineer is located) and the two neighboring counties (Brooke and Ohio counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of our Mountaineer facility, they do compete with Mountaineer, particularly for the local patronage.

While there are three other tracks and one resort in West Virginia that offer slot machine and table gaming, only one, Wheeling Island Casino, lies within Mountaineer’s primary market in Wheeling, West Virginia. Wheeling Island Casino currently operates approximately 1,400 slot machines, nine poker tables, and 22 casino table games.

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

Mountaineer’s, and to a lesser extent Presque Isle Downs’, racing and pari‑mutuel operations compete directly for wagering dollars with racing and pari‑mutuel operations at a variety of other horse and greyhound racetracks that conduct pari‑mutuel gaming, including Wheeling Island Casino, in Wheeling, West Virginia; ThistleDown and Northfield Park, in Cleveland, Ohio; Beulah Park, in Austintown, Ohio and The Meadows Racetrack & Casino, in

Washington, Pennsylvania. Wheeling Island Casino conducts pari‑mutuel greyhound racing, simulcasting and casino gaming. Both ThistleDown and Northfield Park conduct pari‑mutuel horse racing, with video lottery gaming which commenced in 2013. Beulah Park was relocated from Columbus, Ohio to Austintown, Ohio in 2014 and conducts pari‑mutuel wagering, simulcasting and video lottery gaming. The Meadows Racetrack & Casino conducts live harness racing, simulcasting and casino gaming. Mountaineer (and to a lesser extent, Presque Isle Downs) also will compete with Valley View Downs in Lawrence County, Pennsylvania, if it is constructed and opened. Since commencing export simulcasting in August 2000, Mountaineer competes with racetracks across the country to have its signal carried by off‑track wagering parlors. Mountaineer, Presque Isle Downs and Scioto Downs also competes for wagering dollars with off‑track wagering facilities in Ohio and Pennsylvania, and competes with other racetracks for participation by quality racehorses.

General.    All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state‑sponsored lotteries, on‑ and off‑track wagering, high‑stakes bingo, card parlors, and the emergence of Internet gaming, including proposals at the state and federal levels that would legalize various forms of internet gaming. In addition, casinos in Canada have likewise recently begun advertising and increasing promotional activities in our target markets. See “Item 1A. Risk Factors—Risks Related to Our Business—We face substantial competition in the hotel and casino industry and expect that such competition will continue” which is included elsewhere in this report.

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

A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10‑K, which is incorporated herein by reference.

Reporting and Record‑Keeping Requirements

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

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department (“FINCEN”) and the Nevada Gaming Authorities require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations. In addition to currency transaction reporting requirements, suspicious financial activity is also required to be reported to FINCEN.

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

Environmental Matters

We are subject to various federal, state and local environmental, health and safety laws and regulations, including those relating to the use, storage, discharge, emission and disposal of hazardous materials and solid, animal and hazardous wastes and exposure to hazardous materials. Such laws and regulations can impose liability on potentially responsible parties, including the owners or operators of real property, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed of or released. In addition to investigation and remediation liabilities that could arise under such laws and regulations, we could also face personal injury, property damage, fines or other claims by third parties concerning environmental compliance or contamination or exposure to hazardous materials, and could be subject to significant fines or penalties for any violations. We have from time to time been responsible for investigating and remediating, or contributing to remediation costs related to, contamination located at or near certain of our facilities, including contamination related to underground storage tanks and groundwater contamination arising from prior uses of land on which certain of our facilities are located. In addition, we have been, and may in the future be, required to manage, abate, remove or contain manure and wastewater generated by concentrated animal feeding operations due to our racetrack operations, mold, lead, asbestos‑containing materials or other hazardous conditions found in or on our properties. Although we have incurred, and expect that we will continue to incur, costs related to the investigation, identification and remediation of hazardous materials or conditions known or discovered to exist at our properties, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.

Employees

As of December 31, 2015, we had approximately 7,800 employees. As of such date, we had 11 collective bargaining agreements covering approximately 1,100 employees.

Cautionary Statement Regarding Forward‑Looking Information

This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward‑looking statements. Forward‑looking statements speak only as of the date they are made, and we assume no duty to update forward‑looking statements. Although our expectations, beliefs and projections are expressed in good faith and with what we believe is a reasonable basis, there can be no assurance that these expectations, beliefs and projections will be realized. There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward‑looking statements which are included elsewhere in this report. Other factors beyond those listed below could also adversely affect us. Such risks, uncertainties and other important factors include, but are not limited to:

•Our substantial indebtedness and significant financial commitments could adversely affect our results of operations and our ability to service such obligations;

•Restrictions and limitations in agreements governing our debt could significantly affect our ability to operate our business and our liquidity;

•Our facilities operate in very competitive environments and we face increasing competition;

•Our dependence on our Nevada, Louisiana, West Virginia, Pennsylvania and Ohio casinos for substantially all of our revenues and cash flows;

•Our ability to integrate the operations of Circus Reno, the Silver Legacy and the MTR Gaming properties and realize the benefits of the Circus Reno/Silver Legacy Purchase, the Merger and other future acquisitions;

•Our operations are particularly sensitive to reductions in discretionary consumer spending and are affected by changes in general economic and market conditions;

•Our gaming operations are highly regulated by governmental authorities and the cost of complying or the impact of failing to comply with such regulations;

•Changes in gaming taxes and fees in jurisdictions in which we operate;

•Risks relating to pending claims or future claims that may be brought against us;

•Changes in interest rates and capital and credit markets;

•Our ability to comply with certain covenants in our debt documents;

•The effect of disruptions to our information technology and other systems and infrastructure;

•Construction factors relating to maintenance and expansion of operations;

•Our ability to attract and retain customers;

•Weather or road conditions limiting access to our properties;

•The effect of war, terrorist activity, natural disasters and other catastrophic events;

•The intense competition to attract and retain management and key employees in the gaming industry; and

•Other factors set forth under “Item 1A. Risk Factors.”

In light of these and other risks, uncertainties and assumptions, the forward‑looking events discussed in this report might not occur. These forward‑looking statements speak only as of the date of this Annual Report on Form 10‑K, even if subsequently made available on our website or otherwise, and we do not intend to update publicly any forward‑looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.

You should also be aware that while we from time to time communicate with securities analysts, we do not disclose to them any material non‑public information, internal forecasts or other confidential business information. Therefore, you should not assume that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility and are not endorsed by us.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy, at prescribed rates, any document we have filed at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1‑800‑ SEC‑0330 (1‑800‑732‑0330) for further information on the public reference room. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC (http://www.sec.gov). You also may read and copy reports and other information filed by us at the office of The NASDAQ Stock Market, One Liberty Plaza, 165 Broadway, New York, NY 10006.

We make our Annual Reports on Form 10‑K, our Quarterly Reports on Form 10‑Q, our Current Reports on Form 8‑K, and all amendments to these reports, available free of charge on our corporate website (www.eldoradoresorts.com) as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Ethics and Business Conduct and charters of the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee are available on our website. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.

References in this document to our website address do not incorporate by reference the information contained on the website into this Annual Report on Form 10‑K.

Item 1A.  Risk Factors.

Risks Related to ERI’s Capital Structure and Equity Ownership

We have significant indebtedness

On July 23, 2015, the Company issued $375 million in aggregate principal amount of 7.0% senior notes due 2023 (“Senior Notes”) and entered into a new $425.0 million seven year term loan (the “New Term Loan”) and a new $150.0 million five year revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan, the “New Credit Facility”). As a result of our New Credit Facility and outstanding Senior Notes, we have a significant amount of indebtedness. As of December 31, 2015, we and our restricted subsidiaries had $891.4 million of total indebtedness outstanding, of which $516.4 million was secured, and $56.5 million of availability under the New Credit Facility. This indebtedness may have important negative consequences for us, including:

•limiting our ability to satisfy our obligations;

•increasing our vulnerability to general adverse economic and industry conditions;

•limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•placing us at a competitive disadvantage compared to competitors that have less debt;

•increasing our vulnerability to, and limiting our ability to react to, changing market conditions, changes in our industry and economic downturns;

•limiting our ability to obtain additional financing to fund working capital requirements, capital expenditures, debt service, general corporate or other obligations;

•subjecting us to a number of restrictive covenants that, among other things, limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds, and make capital expenditures and other investments;

•limiting our ability to use operating cash flow in other areas of its business because we must dedicate a significant portion of these funds to make principal and/or interest payments on our outstanding debt;

•exposing us to interest rate risk due to the variable interest rate on borrowings under our New Credit Facility;

•causing our failure to comply with the financial and restrictive covenants contained in our current or future indebtedness, which could cause a default under such indebtedness and which, if not cured or waived, could have a material adverse effect on us; and

•affecting our ability to renew gaming and other licenses necessary to conduct our business.

Despite our current indebtedness levels, we and our subsidiaries may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the Senior Notes (the “Indenture”) and our credit agreement governing our New Credit Facility restrict, but will not completely prohibit, us from doing so. As of December 31, 2015, we had $56.5 million of borrowing availability under our New Credit Facility. The Indenture will also allow us to incur certain other additional secured and unsecured debt and does not prevent us from incurring other liabilities that do not constitute indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We will also be required to obtain the consent of the lenders under the senior secured credit facilities to refinance material portions of our indebtedness. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the credit agreement governing the New Credit Facility and the Indenture limits the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations.

The Indenture governing the notes and the credit agreement governing the New Credit Facility will impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities

The credit agreement governing the New Credit Facility and the Indenture will impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•incur additional debt;

•create liens or other encumbrances;

•pay dividends or make other restricted payments;

•agree to payment restrictions affecting our restricted subsidiaries;

•prepay subordinated indebtedness;

•make investments, loans or other guarantees;

•sell or otherwise dispose of a portion of our assets; or

•make acquisitions or merge or consolidate with another entity.

In addition, the credit agreement governing the New Credit Facility contains certain financial covenants, including minimum interest coverage ratio and maximum total leverage ratio covenants.

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The restrictions caused by such covenants could also place us at a competitive disadvantage to less leveraged competitors.

A failure to comply with the covenants contained in the credit agreement governing the New Credit Facility, Indenture or other indebtedness that we may incur in the future could result in an event of default, which, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on our business, financial condition and results of operations. If our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. Moreover, in the event that such indebtedness is accelerated, there can be no assurance that we will be able to refinance it on acceptable terms, or at all.

We are a holding company and will depend on our subsidiaries for dividends, distributions and repayment of our indebtedness

We are structured as a holding company, a legal entity separate and distinct from its subsidiaries. Our only significant asset is the capital stock or other equity interests of our operating subsidiaries. As a holding company, we conduct all of our business through our subsidiaries. Consequently, our principal source of cash flow will be dividends and distributions from our subsidiaries. If our subsidiaries are unable to make dividend payments or distributions to us and sufficient cash or liquidity is not otherwise available, we may not be able to pay interest or principal on our indebtedness.

Our ability to service all of our indebtedness depends on our ability to generate cash flow, which is subject to factors that are beyond our control

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, a further deterioration in the economic performance of our casino properties may cause us to reduce or delay investments and capital expenditures, or to sell assets. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

The market price of ERI’s common stock could fluctuate significantly

The U.S. securities markets in general have experienced significant price fluctuations in recent years. The market price of ERI’s common stock may be volatile and subject to wide fluctuations. In addition, the trading volume of ERI’s common stock may fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in, or have a material adverse effect on, the stock price or trading volume of ERI’s common stock include:

•general market and economic conditions, including market conditions in the hotel and casino industries;

•actual or expected variations in operating results;

•differences between actual operating results and those expected by investors and analysts;

•changes in recommendations by securities analysts;

•operations and stock performance of competitors;

•accounting charges, including charges relating to the impairment of goodwill;

•significant acquisitions or strategic alliances by ERI or by competitors;

•sales of ERI’s common stock or other securities in the future, including sales by our directors and officers or significant investors;

•recruitment or departure of key personnel;

•conditions and trends in the gaming and entertainment industries;

•changes in the estimate of the future size and growth of our markets; and

•changes in reserves for professional liability claims.

We cannot assure you that the stock price of ERI common stock will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations that may be unrelated to ERI’s performance. If the market price of ERI common stock fluctuates significantly, ERI may become the subject of securities class action litigation which may result in substantial costs and a diversion of management’s attention and resources.

ERI has not historically paid dividends and the credit agreement governing the New Credit Facility and the Indenture contain restrictive covenants limiting our ability to pay dividends

ERI does not currently expect to pay dividends on its common stock. Any determination to pay dividends in the future will be at the discretion of the ERI board of directors and will depend upon among other factors, ERI’s earnings, cash requirements, financial condition, requirements to comply with the covenants under its debt instruments, legal considerations, and other factors that the ERI board of directors deems relevant. If ERI does not pay dividends, then the return on an investment in its common stock will depend entirely upon any future appreciation in its stock price. There is no guarantee that ERI’s common stock will appreciate in value or maintain its value.

The volatility and disruption of the capital and credit markets and adverse changes in the U.S. and global economies may negatively impact our access to financing

During recent years, a confluence of many factors has contributed to diminished expectations for the U.S. economy and increased market volatility for publicly traded securities, including the common shares and notes issued by public companies. These factors include the availability and cost of credit, declining business and consumer confidence and increased unemployment. These conditions have combined to create an unprecedented level of market volatility, which could negatively impact our ability to access capital and financing (including financing necessary to refinance our existing indebtedness), on terms and at prices acceptable to us, that we would otherwise need in connection with the operation of our businesses.

Risk Factors Relating to our Operations

Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy

Consumer demand for casino hotel and racetrack properties such as ours is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, including the recent housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, which have had, and may continue to have, a negative impact on our results of operations. Increases in gasoline prices, including increases prompted by global political and economic instabilities, can adversely affect our operations because most of our patrons travel to our properties by car or on airlines that may pass on increases in fuel costs to passengers in the form of higher ticket prices. Economic downturns and other related factors which impact discretionary consumer spending and other economic activities have had direct effects on our business and the tourism industry in the past. We cannot be sure how these factors will impact our operations in the future or the extent of the impact.

We face substantial competition in the hotel and casino industry and expect that such competition will continue

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including land‑based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near our markets or changes to gaming laws in states surrounding Nevada, Louisiana, West Virginia, Pennsylvania, or Ohio could increase competition and could adversely affect our operations. We also compete, to a lesser extent, with gaming facilities in other jurisdictions with dockside gaming facilities, state sponsored lotteries, on‑and‑off track pari‑mutuel wagering, card clubs, riverboat casinos and other forms of legalized gambling. In addition, various forms of internet gaming have been approved in Nevada and New Jersey and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition.

Gaming competition is intense in most of the markets in which we operate. There has been significant competition in our markets as a result of the expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes in prior years. For example, casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. The Texas legislature has from time to time considered proposals to legalize gaming, and there can be no assurance that casino gaming will not be approved in Texas in the future, which would have a material adverse effect on our business. Additionally, since visitors from California comprise a significant portion of our customer base in Reno, we also compete with Native American gaming operations in California. Native American tribes are allowed to operate slot machines, lottery games and banking and percentage games on Native American lands. Although many existing Native American gaming facilities in northern California are modest compared to the Nevada properties, a number of Native American tribes have established large‑scale gaming facilities in California. Additionally, a hotel casino opened in Bossier City across the Red River from Eldorado Shreveport opened in June 2013 and in December 2014, a land‑based opened in Lake Charles, Louisiana approximately 200 miles south of Eldorado Shreveport, but closer to the Houston, Texas market. With respect to our MTR Gaming facilities, an additional license has been granted for a casino to be located in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs, which would result in further competition for both of those properties. Further, gaming facilities in Ohio that commenced operations in recent years, including the Horseshoe Casino Cleveland, Hollywood Casino Columbus, ThistleDown Racino, Austintown, Hollywood Mahoning Casino, Hollywood Casinos, at Dayton Raceway and Northfield Park, present significant competition for Mountaineer, Presque Isle Downs and Scioto Downs.

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

We cannot assure you that we will be able to obtain such renewals. Any failure to maintain or renew our existing licenses, registrations, permits or approvals would have a material adverse effect on us. Furthermore, if additional laws or regulations are adopted or existing laws or regulations are amended, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us. As an example, on August 26, 2014, the Board of Health of Hancock County, West Virginia adopted and approved the Clean Air Regulation Act of 2014 (“Regulation”), which became effective July 1, 2015. The Regulation bans smoking in public places in Hancock County including at Mountaineer. To comply with the Regulation upon its effective date, Mountaineer built a 9,300 square foot smoking pavilion which opened on July 1, 2015 and currently houses 216 slot machines and six table games. Notwithstanding our efforts to mitigate the impact of the smoking ban, the Regulation has had a negative impact on our business and results of operations at Mountaineer and we expect that it will continue to negatively impact our business and results of operations and such impact may be material.

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

We rely on our key personnel and we may face difficulties in attracting and retaining qualified employees for our casinos and race tracks

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

In addition, the operation of our business requires qualified executives, managers and skilled employees with gaming and horse racing industry experience and qualifications who are able to obtain the requisite licenses and approval from the applicable Gaming Authorities. While not currently the case, there has from time to time been a shortage of skilled labor in our markets. In addition to limitations that may otherwise exist in the supply of skilled labor, the continued expansion of gaming near our facilities, including the expansion of Native American gaming, may make it more difficult for us to attract qualified individuals. While we believe that we will continue to be able to attract and retain qualified employees, shortages of skilled labor will make it increasingly difficult and expensive to attract and retain the services of a satisfactory number of qualified employees, and we may incur higher costs than expected as a result.

We depend on agreements with our horsemen and pari‑mutuel clerks to operate our business

The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a “proceeds agreement”) with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari‑mutuel clerks.

If we fail to maintain operative agreements with the horsemen at any of our racetracks, we will not be permitted to conduct live racing and export and import simulcasting at the applicable racetrack. In addition, if we fail to maintain operative agreements with the horsemen at Mountaineer, Presque Isle Downs and Scioto Downs (including if we do not have in place the legally required proceeds agreement with the Mountaineer pari‑mutuel clerks union), we will not be permitted to continue our gaming operations at those facilities. If we fail to renew or modify existing agreements on satisfactory terms, this failure could have a material adverse effect on our business, financial condition and results of operations.

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

Because portions of the land on which our facilities are situated are leased, the termination of such leases could adversely affect our business

Resorts owns the parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates, a general partnership of which Donald Carano, father of Gary L. Carano, is a general partner (the “CSY Lease”). The CSY Lease expires on June 30, 2027. If Resorts defaults on a payment under the CSY Lease or if certain other specified events were to occur, C. S. & Y. Associates has the right to terminate the lease and take possession of the property located on the premises. If C. S. & Y. Associates were to exercise these rights, this could adversely affect our business.

A subsidiary of Resorts is party to a ground lease with the City of Shreveport for the land on which Eldorado Shreveport was built (the “Shreveport Lease”). The Shreveport Lease automatically renewed on June 17, 2015, and will be available for automatic renewal again on December 20, 2020. If Resorts defaults on a payment under the Shreveport

Lease or if certain other specified events were to occur, the City of Shreveport could terminate the lease. If the City of Shreveport were to exercise this right, this could adversely affect our business.

Circus Reno is situated on a three block area in downtown Reno, of which approximately 90% of the underlying land is owned by the Company and the remainder is held under two separate leases which expire in 2032 and 2033, respectively. If the Company defaults on a payment under the leases, the lessor could terminate the lease.

Because we own real property, we will be subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities

We are subject to various federal, state and local environmental, health and safety laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the use, storage, discharge, emission and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations are complex and frequently subject to change. In addition, our horseracing facilities are subject to laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations (“CAFO”) on water quality, including, but not limited to, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. We have from time to time been responsible for investigating and remediating, or contributing to remediation costs related to, contamination located at or near certain of our facilities, including contamination related to underground storage tanks and groundwater contamination arising from prior uses of land on which certain of our facilities are located. In addition, we have been, and may in the future be, required to manage, abate, remove or contain manure and wastewater generated by concentrated animal feeding operations due to our racetrack operations, mold, lead, asbestos‑containing materials or other hazardous conditions found in or on our properties. Moreover, violations can result in significant fines or penalties and, in some instances, interruption or cessation of operations.

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

An earthquake, flood, act of terrorism other natural disasters could adversely affect our business

Although we maintain insurance that is customary and appropriate for our business, each of our insurance policies is subject to certain exclusions. In addition, in some cases our property insurance coverage is combined among certain of our properties or is otherwise in an amount that may be significantly less than the expected replacement cost of rebuilding our facilities in the event of a total loss. Such losses may occur as a result of any number of casualty events, including as a result of earthquakes, floods, hurricanes or other severe weather conditions. In particular, the Reno area has been, and may in the future be, subject to earthquakes and other natural disasters and Eldorado Shreveport is located in a designated flood zone. Inadequate insurance or lack of available insurance for these and other certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of the casualty event or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our obligations. In addition, upon the expiration of our current policies which expire in August 2016 (subject to annual renewal), we cannot assure that adequate coverage will be available at economically justifiable rates, if at all.

We are subject to risks relating to mechanical failure

All of our facilities will generally be subject to the risk that operations could be halted for a temporary or extended period of time, as the result of casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes. In addition, our gaming operations could be damaged or halted due to extreme weather conditions. These risks are particularly pronounced at Eldorado Shreveport’s riverboat and dockside facilities because of their location on and adjacent to water.

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

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security

Our operations require that we collect customer data, including credit card numbers and other personally identifiable information, for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non‑compliance with applicable privacy regulations by us (or in some circumstances non‑compliance by third parties engaged by us) or a breach of security on systems storing our data, including due to cyber‑attack, system failure, computer virus or unauthorized or fraudulent use by customers, employees or employees of third party vendors, may result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

Our operations have historically been subject to seasonal variations and quarterly fluctuations in operating results, and we can expect to experience such variations and fluctuation in the future

Historically, our operations have typically been subject to seasonal variations.

Our Reno, Nevada properties’ strongest operating results have generally occurred in the second and third quarters and the weakest results have generally occurred during the period from November through February when weather conditions adversely affected operating results. In the Reno market, excessive snowfall during the winter months can make travel to the Reno area more difficult. This often results in significant declines in traffic on major highways, particularly on routes to and from Northern California, and causes a decline in customer volume. Furthermore, management believes that approximately two‑thirds of visitors to the Reno market arrive by some form of ground transportation.

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

•local economic and competitive conditions;

•inaccessibility due to weather conditions, road construction or closure of primary access routes;

•changes in local and state governmental laws and regulations, including gaming laws and regulations;

•natural and other disasters, including earthquakes and flooding;

•a decline in the number of residents in or near, or visitors to, our operations; and

•a decrease in gaming activities at any of our facilities.

Any of the factors outlined above could adversely affect our ability to generate sufficient cash flow to make payments on our outstanding indebtedness.

Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business may cause us to incur impairments to indefinite-lived intangible assets or long‑lived assets

We test indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We will also be required to consider whether the fair values of any of our investments accounted for under the equity method have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of the terminal year capitalization rate. If any such declines are considered to be other than temporary, we will be required to record a write‑down to estimated fair value.

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

Risks Related to the Circus Reno/Silver Legacy Purchase and the Merger

We may not realize all of the anticipated benefits of Circus Reno/Silver Legacy Purchase and the Merger and we may encounter difficulties in integrating Circus Reno, Silver Legacy and the MTR Gaming properties with our operations

Our ability to realize the anticipated benefits of the acquisition of the Silver Legacy and Circus Reno will depend, to a large extent, on our ability to integrate our existing business with those businesses. Combining independent businesses is a complex, costly and time‑consuming process. In addition, while we have made significant progress in integrating the operations of MTR Gaming into our operations, the Merger was only recently consummated and completion of the integration of five different properties within a relatively short period of time may create additional challenges. As a result, we will be required to devote significant management attention and resources to integrating the businesses and operations of Eldorado, MTR Gaming, the Silver Legacy and Circus Reno. The integration process may disrupt the combined business and, if implemented ineffectively, could preclude the realization of the full benefits of our acquisition transactions. In addition, we may pursue additional acquisition opportunities in the future, which would present further integration challenges. Our failure to meet the challenges involved in integrating the businesses that we have acquired or propose to acquire or to realize the anticipated benefits of such transactions could cause an interruption of, or a loss of momentum in, the activities of the Company and could adversely affect the Company’s results of operations. In addition, the combined company’s results of operations may not meet our expectations, which would then make it difficult to service our outstanding debt obligations.

The overall integration of the businesses may result in unanticipated problems. We may encounter unexpected expenses, liabilities, competitive responses and loss of customer relationships as we integrate the acquired business, all of which could divert management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of certain management’s attention to integration matters;
•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining our business with that of MTR Gaming, Silver Legacy and Circus Reno;
•	difficulties in integrating operations, business practices, internal controls and systems;
•	difficulties in assimilating employees;
•	difficulties in managing the expanded operations of a larger and more complex company;
•	challenges in retaining existing customers and suppliers;
•	challenges in obtaining new customers and suppliers;
•	potential unknown liabilities and unforeseen increased expenses associated with the acquisitions; and
•	challenges in retaining and attracting key personnel.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the company. Further, even if the operations of the businesses of the Company, MTR Gaming, Silver Legacy and Circus Reno are integrated successfully, we may not realize the full benefits of the transactions, or the full benefits may not be achieved within the anticipated time frame, or at all.

Our estimates and judgments related to the acquisition accounting models used to record the purchase price allocation may be inaccurate

Our management will make significant accounting judgments and estimates for the application of acquisition accounting under GAAP and the underlying valuation models. Our business, operating results and financial condition could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these models prove to be inaccurate.

We may be required to recognize impairment charges for other intangible assets

In accordance with GAAP, our management periodically assesses our goodwill and other intangible assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments would adversely affect results of operations in the periods recognized.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Information relating to the location and general characteristics of our properties is provided in Part I, Item I, Business, Properties.

As of December 31, 2015, our facilities are located on property that we own or lease, as follows:

•We lease approximately 30,000 square feet on the approximately 159,000 square foot parcel on which Eldorado Reno is located, in Reno, Nevada.

•We also own a 31,000 square foot parcel of property across the street from Eldorado Reno and two other adjacent parcels totaling 18,687 square feet which could be used for expansion of Eldorado Reno.

•Silver Legacy is located on five acres in Reno, Nevada.

•Circus Reno leases approximately 36,000 square feet on the approximately 10 acres on which Circus Reno is located, in Reno, Nevada.

•We lease approximately nine acres of land in Shreveport, Louisiana on which Eldorado Shreveport is located.

•Mountaineer is located on approximately 1,730 acres of land that we own in Chester, Hancock County, West Virginia. Included in the 1,730 acres of land is approximately 1,350 acres of land that are considered non‑operating real properties that we intend to sell.

•Scioto Downs is located on approximately 208 acres of land that we own in Columbus, Ohio.

•Presque Isle Downs is located on 272 acres of land that we own in Summit Township, Erie County, Pennsylvania.

•In addition, we own two other parcels of land: a 213‑acre site in McKean Township, Pennsylvania and an 11‑acre site in Summit Township that formerly housed an off‑track wagering facility. These two properties are considered non‑operating real properties that we intend to sell.

Substantially all of our assets are pledged to secure our outstanding indebtedness under the Senior Notes and credit obligations.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

On September 19, 2014, the Company issued an aggregate of 23,311,492 shares of common stock to former members of HoldCo upon consummation of the Merger. In December 2014, pursuant to the terms of the Merger Agreement, 25,290 shares were returned to the Company as a result of a post‑closing adjustment, resulting in a total of 23,286,202 shares of common stock issued to former members of HoldCo as a result of the Merger.

Our Common Stock began trading on September 22, 2014 and is quoted on the NASDAQ Global Select Market under the symbol “ERI”. On March 2, 2016, the NASDAQ Official Closing Price for our common stock was $10.50. As of March 2, 2016, there were 671 of record holders of our common stock.

The agreements governing our outstanding indebtedness restrict our ability to pay dividends. We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future. For further information relating to our and our subsidiaries’ dividend policies, see Part II, Item 7, Liquidity and Capital Resources, included in this report.

The following table sets forth the range of high and low closing sale prices for our common stock since it began trading on September 22, 2014.

	Stock Price
	High	Low
Year Ended December 31, 2015:
First quarter	$5.68	$3.81
Second quarter	8.76	5.00
Third quarter	10.04	7.56
Fourth quarter	11.61	8.47

Year Ended December 31, 2014:
Third quarter	$4.75	$3.61
Fourth quarter	4.40	3.74

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
MTR Gaming Group, Inc. 2010 Long Term Incentive Plan	312,200	$6.94	1,747,759

Eldorado Resorts, Inc. 2015 Equity Incentive Plan	917,283	$4.09	3,882,717

The Eldorado Resorts, Inc. 2015 Equity Incentive Plan was approved by our shareholders in June 2015. No future equity awards will be made pursuant to the MTR Gaming Group, Inc. 2010 Long Term Incentive Plan (“MTR Plan”). However, outstanding awards granted under the MTR Plan will continue unaffected.

Stock Performance Graph

The following graph demonstrates a comparison of cumulative total returns of the Company, the NASDAQ Market Index (which is considered to be a broad index) and the Dow Jones US Gambling Index for the period since the Company’s common stock began trading on September 22, 2014. The following graph assumes $100 invested in each of the above groups and the reinvestment of dividends, if applicable.

Comparison of Cumulative Total Return Since the Merger Date

Assumes Initial Investment of $100

    December 2015

Item 6.  Selected Financial Data.

The following table sets forth selected consolidated financial data of the Company for each of the five years ended December 31, 2015. This information should be read in conjunction with the audited consolidated financial statements contained elsewhere in this report. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

On November 24, 2015 (the “Acquisition Date”), we consummated the acquisition of all of the assets and properties of Circus Reno and the other 50% membership interest in the Silver Legacy Joint Venture owned by MGM Resorts International (collectively, the “Circus Reno/Silver Legacy Purchase” or the “Acquisition”). On the Acquisition Date, Eldorado Resorts LLC also exercised its right to acquire the 3.8% interest in ELLC held by certain affiliates and shareholders of the Company. As a result of these transactions, ELLC became a wholly-owned subsidiary of ERI and Silver Legacy became an indirect wholly‑owned indirect subsidiary of ERI.

The merger with MTR Gaming closed on September 19, 2014 (the “Merger Date”) and has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States. As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The financial information included in the following table for periods prior to the Merger Date are those of Resorts and its subsidiaries. The presentation of information herein for periods prior to the Merger Date and the Acquisition Date and after the Merger Date and Acquisition Date, respectively, are not fully comparable because the results of operations for MTR Gaming and Circus Reno are not included for periods prior to the Merger Date or Acquisition Date, respectively, and the results of operations of the Silver Legacy Joint Venture were not consolidated prior to the Acquisition Date (see Note 1 below).

SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Operating revenues:
Casino	$614,227	$298,848	$192,379	$200,292	$201,253
Pari-mutuel commissions	9,031	1,986	—	—	—
Food and beverage	97,740	68,233	60,556	59,317	58,915
Hotel	37,466	28,007	26,934	26,203	26,547
Other	26,077	13,198	10,384	10,458	10,754
	784,541	410,272	290,253	296,270	297,469
Less promotional allowances	(64,757)	(48,449)	(43,067)	(41,530)	(41,397)
Net operating revenues	719,784	361,823	247,186	254,740	256,072
Operating expenses:
Casino	357,572	167,792	101,913	104,044	104,057
Pari-mutuel commissions	9,973	2,411	—	—	—
Food and beverage	52,606	37,411	28,982	29,095	29,238
Hotel	11,307	8,536	7,891	8,020	7,866
Other	15,325	9,348	7,290	7,279	7,764
Marketing and promotions	31,227	21,982	17,740	18,724	18,743
General and administrative	96,870	58,738	43,713	44,936	44,817
Corporate	16,469	4,617	—	—	—
Depreciation and amortization	56,921	28,643	17,031	17,651	19,780
Operating expenses	648,270	339,478	224,560	229,749	232,265
Loss on sale or disposition of property	(6)	(84)	(226)	(198)	(120)
Acquisition charges	(2,452)	(7,411)	(3,173)	—	—
Equity in income (losses) of unconsolidated affiliates(1)	3,460	2,705	3,355	(8,952)	(3,695)
Impairment of investment in joint venture(2)	—	—	—	—	(33,066)
Operating income (loss)	72,516	17,555	22,582	15,841	(13,074)
Other income (expense):
Interest expense, net	(61,558)	(30,734)	(15,665)	(16,055)	(18,445)
Gain on extinguishment of debt of unconsolidated affiliate	—	—	11,980	—	—
Gain on valuation of unconsolidated affiliate	35,582	—	—	—	—
Gain on termination of supplemental executive retirement plan	—	715	—	—	—
Loss on property donation	—	—	—	(755)	—
(Loss) gain on early retirement of debt, net	(1,937)	(90)	—	(22)	2,499
Total other expense	(27,913)	(30,109)	(3,685)	(16,832)	(15,946)
Net income (loss) before income taxes	44,603	(12,554)	18,897	(991)	(29,020)
Benefit (provision) for income taxes(3)	69,580	(1,768)	—	—	—
Net income (loss)	114,183	(14,322)	18,897	(991)	(29,020)
Less net (income) loss attributable to non-controlling interest(4)	—	(103)	—	—	4,807
Net income (loss) attributable to the Company(4)	$114,183	$(14,425)	$18,897	$(991)	$(24,213)
Basic net income (loss) per common share	$2.45	$(0.48)	$0.81	$(0.04)	$(1.04)
Diluted net income (loss) per common share	$2.43	$(0.48)	$0.81	$(0.04)	$(1.04)

Other Data:
Net cash provided by (used in):
Operating activities	$56,715	$31,606	$23,536	$28,366	$21,171
Investing activities	(158,754)	40,413	(7,560)	(21,832)	(7,715)
Financing activities	92,713	(14,228)	(11,466)	(11,381)	(31,439)
Capital expenditures	36,762	10,564	7,413	9,181	7,889
Operating Data(5):
Number of hotel rooms(6)	4,853	1,571	1,217	1,217	1,217
Average hotel occupancy rate(7)	77.9%	84.1%	85.1%	84.1%	86.3%
Number of slot machines(6)	10,281	8,665	2,738	2,779	2,751
Number of table games(6)	263	177	100	97	99

	At December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,278	$87,604	$29,813	$25,303	$30,150
Total assets	1,325,008	1,171,559	270,182	262,525	272,662
Total debt	892,192	778,862	170,760	176,102	183,502
Stockholders’ equity	270,667	151,622	75,575	61,003	66,023

Footnotes to Selected Consolidated Financial Data:

(1)Except as explained in note (2) below, equity in income (losses) of unconsolidated affiliates prior to the Acquisition Date represents (a) Resorts’ 48.1% joint venture interest in the Silver Legacy Joint Venture (or, prior to the Merger Date, its 50% interest in ELLC) and (b) for periods prior to September 1, 2014, Resorts’ 21.3% interest in Tamarack. Since the Company operates in the same line of business as the Silver Legacy and Tamarack, each with casino and/or hotel operations, the Company’s equity in the income (losses) of such affiliates is included in operating income (loss).

(2)As a result of the Company’s identification of triggering events, it recognized non‑cash impairment charges of $33.1 million in 2011 for its investment in the Silver Legacy Joint Venture, which is included in the consolidated statement of operations and comprehensive income. Such impairment charge eliminated the Company’s remaining investment in the Silver Legacy Joint Venture. Non‑controlling interests in the Silver Legacy Joint Venture were allocated $4.8 million of the non‑cash impairments, eliminating the remaining non‑controlling interest. As a result of the elimination of the Company’s remaining investment in the Silver Legacy Joint Venture as of December 31, 2011, we discontinued the equity method of accounting for our investment in the Silver Legacy Joint Venture until the fourth quarter of 2012 when additional investments in the Silver Legacy were made. At such time, the Company recognized its share of the Silver Legacy Joint Venture’s suspended net losses not recognized during the period the equity method of accounting was discontinued and resumed the equity method of accounting for its investment.

(3)Prior to September 19, 2014, HoldCo was taxed as a partnership under the Internal Revenue Code pursuant to which income taxes were primarily the responsibility of the partners. On September 18, 2014, as part of the merger with MTR Gaming, ERI became a C Corporation subject to the federal and state corporate‑level income taxes at prevailing corporate tax rates. While taxed as a partnership, HoldCo was not subject to federal income tax liability. Because holders of membership interests in HoldCo were required to include their respective shares of HoldCo and Resorts’ taxable income (loss) in their individual income tax returns, Resorts made distributions to its member, HoldCo and HoldCo made distributions to its members to cover such liabilities.

(4)Prior to the Acquisition Date, non‑controlling interest represented the minority partners’ share of ELLC’s 50% joint venture interest in the Silver Legacy Joint Venture. The non‑controlling interest in ELLC was owned by certain HoldCo equity holders and was approximately 4%. The non‑controlling interest in the Silver Legacy was 1.9%. The Company acquired the remaining 50% joint venture interest pursuant to the Circus Reno/Silver Legacy Purchase and exercised its rights to acquire the non‑controlling interest of ELLC.

(5)Excludes the operating data of the Silver Legacy, Circus Reno and Tamarack prior to the Acquisition Date.

(6)As of the end of each period presented. Total table games does not include poker games and total slot machines includes VLTs.

(7)For each period presented.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with the financial statements, including the related notes and the other financial information, contained in this Annual Report on Form 10-K.

General

Eldorado Resorts, Inc. (“ERI” or the “Company”), a Nevada corporation, was formed in September 2013 to be the parent company following the merger of wholly owned subsidiaries of the Company into Eldorado HoldCo LLC (“HoldCo”), a Nevada limited liability company formed in 2009 that is the parent company of Eldorado Resorts LLC (“Resorts”), and MTR Gaming Group, Inc. (“MTR Gaming”), a Delaware corporation incorporated in 1988 (the “Merger”). Effective upon the consummation of the Merger on September 19, 2014 (the “Merger Date”), MTR Gaming and HoldCo each became a wholly owned subsidiary of ERI and, as a result of such transactions, Resorts became an indirect wholly owned subsidiary of ERI.

Resorts owns and operates the Eldorado Resort Casino Reno, a premier hotel, casino and entertainment facility centrally located in downtown Reno, Nevada (the “Eldorado Reno”), which opened for business in 1973. Resorts also owns Eldorado Resort Casino Shreveport (“Eldorado Shreveport”), a 403‑room all suite art deco‑style hotel and a tri‑level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana, which commenced operations under its previous owners in December 2000.

Prior to the Acquisition Date, Resorts owned a 48.1% interest in the joint venture (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a major themed hotel and casino situated between and seamlessly connected at the mezzanine level to the Eldorado Reno and Circus Reno, (collectively the “Reno Tri-Properties”), a hotel and casino previously owned and operated by Galleon, Inc., an indirect, wholly owned subsidiary of MGM Resorts International.

On November 24, 2015, Resorts consummated the Circus Reno/Silver Legacy Purchase pursuant to that certain Purchase and Sale Agreement, dated as of July 7, 2015 (the “Purchase Agreement”), entered into by certain of our subsidiaries with Circus Circus Casinos, Inc. and Galleon, Inc., each an affiliate of MGM Resorts International, with respect to the acquisition. On the Acquisition Date, Eldorado Resorts LLC also exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain affiliates and shareholders of the Company. As a result of these transactions, ELLC and CC-Reno, LLC, a newly formed Nevada limited liability company, became wholly-owned subsidiaries of ERI, and Silver Legacy became an indirect wholly‑owned subsidiary of ERI.

Resorts previously owned a 21.3% interest in Tamarack Crossing, LLC (“Tamarack”), a Nevada limited liability company that owned and operated Tamarack Junction, a casino in south Reno which commenced operations on September 4, 2001. On September 1, 2014, and as a condition to closing the Merger, Resorts distributed to HoldCo, and HoldCo subsequently distributed to its members on a pro rata basis Resorts’ interest in Tamarack. No gain or loss was recognized in the accompanying consolidated financial statements as a result of such distribution because the distribution was in the amount of the book value of Tamarack and totaled $5.5 million.

MTR Gaming operates as a hospitality and gaming company with racetrack, gaming and hotel properties in West Virginia, Pennsylvania and Ohio. MTR Gaming, through its wholly owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia (“Mountaineer”), Presque Isle Downs & Casino in Erie, Pennsylvania (“Presque Isle Downs”), and Eldorado Gaming Scioto Downs (“Scioto Downs”) in Columbus, Ohio. Scioto Downs, through its subsidiary, RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

Presentation of Financial Information

ERI, HoldCo and MTR Gaming are collectively referred to as “we,” “us,” “our” or the “Company.” The financial information included in this Item 7 for periods prior to the Acquisition Date are those of Resorts and its subsidiaries including Eldorado Reno, Eldorado Shreveport, MTR Gaming and its interest in the Silver Legacy Joint Venture.

The Merger closed on the Merger Date and has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States (“US GAAP”). As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The financial information included in this Item 7 for periods prior to the Merger Date are those of HoldCo and its subsidiaries. The presentation of information herein for periods prior to the Merger Date and the Acquisition Date and after the Merger Date and Acquisition Date, respectively, are not fully comparable because the results of operations for MTR Gaming and Circus Reno are not included for periods prior to the Merger Date or Acquisition Date, respectively, and the results of operations of the Silver Legacy Joint Venture were not consolidated prior to the Acquisition Date. Summary financial results of MTR Gaming for the year ended December 31, 2014 and 2013 are included in MTR Gaming’s Annual Report on Form 10‑K as filed with the Securities and Exchange Commission (“SEC”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. We recommend that you read this MD&A in conjunction with our audited consolidated financial statements and the notes to those statements included in this Annual Report.

Reportable Segments

The Company has aggregated its operating segments into three reportable segments: Eldorado Reno, Silver Legacy and Circus Reno as Nevada, Eldorado Shreveport as Louisiana, and Scioto Downs, Presque Isle Downs and Mountaineer as Eastern.

Key Performance Metrics

Our primary source of revenue is generated by our gaming operations, but we use our hotels, restaurants, bars, entertainment, retail shops, racing and other services to attract customers to our properties. Our operating results are highly dependent on the volume of customers visiting and staying at our properties. Key performance metrics include volume indicators such as table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate (“ADR”) are key indicators for our hotel business. Our calculation of ADR consists of the average price of occupied rooms per day including the impact of complimentary rooms. Complimentary room rates are determined based on an analysis of retail or cash rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions. Complimentary rooms are treated as occupied rooms in our calculation of hotel occupancy.

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results during the years ended December 31, 2015, 2014 and 2013.

•

MTR Gaming Merger - The Merger has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States. Our results of operations for the years ended December 31, 2015 and 2014 reflect incremental increases in revenues and expenses attributable to the addition of the MTR Gaming properties. Additionally, we incurred costs associated with the Merger totaling $7.4 million and $3.2 million in 2014 and 2013, respectively.

•

Circus Reno/Silver Legacy Purchase - Pursuant to the Purchase Agreement, ERI paid $80.2 million in cash, comprised of the $72.5 million purchase price plus $7.7 million in working capital adjustments and the assumption of the amounts outstanding under Silver Legacy’s senior secured term loan facility. An additional $0.3 million was accrued as of Acquisition Date representing the final working capital adjustment. ERI funded the purchase price for the Acquisition and repaid the borrowings outstanding under the Silver Legacy Credit Faculty using a portion of the proceeds from the sale of its Senior Notes, borrowings under its revolving credit facility and cash on hand. Information presented prior to the Acquisition Date does not reflect the results of operations for Circus Reno, and only includes our interest in the Silver Legacy Joint Venture prior to the Acquisition as an investment in unconsolidated affiliate. As a result, incremental increases in revenues and expenses attributable to the addition of Circus Reno and Silver Legacy are reflected in our results of operations for the year ended December 31, 2015. In conjunction with the Acquisition, we incurred costs totaling $2.5 million and recorded a $35.6 million gain related to the valuation of our pre-acquisition investment in the Silver Legacy Joint Venture. We also expensed fees totaling $0.6 million, which are included in corporate costs, related to our equity offering initially intended to fund the Acquisition. These fees were expensed as a result of our election to fund the final component of the Acquisition with existing revolver capacity in lieu of an equity offering.

•

Execution of Cost Savings Program – We identified several areas to improve property level and consolidated margins through operating and cost efficiencies and exercising financial discipline throughout the Company without impacting the player experience. In addition to cost savings relating to duplicative executive compensation, legal and accounting fees and other corporate expenses that we have eliminated as a result of the Merger, we have achieved savings in marketing, food and beverage costs, selling, general and administrative expenses and other operating departments as a result of operating efficiencies and purchasing power of the combined MTR and Eldorado organization. These cost savings were reflected in our operating results for the year ended December 31, 2015 and exceeded our projected $10 million annual target a full quarter ahead of plan. Moreover, in addition to generating incremental revenues, we expect to realize savings resulting from cost synergies across the Reno Tri-Properties in 2016 as a result of the recent Acquisition.

•

Refinancing and Reduction in Interest Expense -  In July 2015, we successfully refinanced all of our indebtedness, including the debt we assumed in the Merger in 2014. We issued $375 million in Senior Notes and entered into a new $425 million term loan and a new $150 million revolving credit facility and applied the net proceeds to, among other things, purchase our Resorts senior secured notes and MTR second lien notes. The refinancing reduced our annualized cash interest payments by $35 million. As a result of the July 2015 refinancing, we recognized a $1.9 million net loss on the early retirement of debt. See “Liquidity and Capital Resources” for more information related to our recent refinancing.

•

Income Taxes - In 2015, the Company recorded a $69.6 million net benefit for income taxes resulting from an adjustment to its valuation allowance. This adjustment was based on management’s consideration of all evidence, including the positive impact of the Company’s recent refinancing and the Acquisition, related to the realization of its federal deferred tax assets. As a result, net income increased significantly in 2015 compared to 2014. (See “Income Taxes” below).

•

West Virginia Smoking Ban - On August 26, 2014, the Board of Health of Hancock County, West Virginia adopted and approved the Clean Air Regulation Act of 2014 (“Regulation”), which became effective July 1, 2015. The Regulation bans smoking in public places in Hancock County including at Mountaineer. To comply with the Regulation upon its effective date, Mountaineer built a 9,300 square foot smoking pavilion which opened on July 1, 2015 and currently houses 261 slot machines and six table games. Notwithstanding our efforts to mitigate the impact of the smoking ban, the Regulation has had a negative impact on our business and results of operations at Mountaineer and we expect that it will continue to negatively impact our business and results of operations and that such impact may be material.

•

Major Bowling Tournaments in the Reno Market - The National Bowling Stadium, located one block from the Reno Tri-Properties is one of the largest bowling complexes in North America and has been selected to host multi‑month tournaments every year through 2018 except for 2017. It has also been selected to host ten United States Bowling Congress (“USBC”) tournaments from 2019 through 2026. During this period, two of the ten USBC Tournaments may be held in the same year. Historically, these multi‑month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including the Reno Tri-Properties. The USBC Tournaments returned to Reno in 2014 and brought approximately 62,000 bowlers to the Reno area during the 2014 tournament period which began on February 28th and continued through July 12th. The USBC Tournament attracted approximately 15,600 women bowlers to the Reno market from March to July in 2015. This decline in bowler attendance resulted in lower hotel occupancy in the downtown Reno market during the tournament period in comparison to the same prior year period. Both tournaments return to Reno in 2016 and are expected to attract approximately 38,000 bowlers beginning in March and continuing through July 10th.

•

Property Enhancement Capital Expenditures - We began to realize the benefits of our property enhancement initiatives that targeted product and service offering upgrades across our entire portfolio during the fourth quarter of 2015 as all of them were completed by year-end and helped drive increased volume to our properties. Most notably, the opening of The Brew Brothers, our restaurant and microbrewery at Scioto Downs, provided a meaningful increase in traffic and slot revenues in 2015. Additionally, we completed a $5.0 million five-phase design and facility enhancement program at Presque Isle Downs that added a new casino center bar, an improved high limit gaming area and new slot product. In 2015, over 200 rooms were remodeled at Eldorado Reno and we completely refurbished the exterior of the Eldorado Shreveport.

•	Competition - Our results of operations over the past three years have been adversely impacted by the expansion of Native American gaming and the expansion of gaming in our regional markets.

Nevada. A significant portion of our revenues and operating income are generated from patrons who are residents of northern California, and as such, our operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to the Reno Tri-Properties. However, a number of Native American tribes have established large‑scale gaming facilities in California and some Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large‑scale hotel and gaming facilities in northern California. As northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has had a negative impact, principally on drive‑in, day‑trip visitor traffic from our main feeder markets in northern California. A 320,000 square foot gaming facility located in Sonoma County, California opened on November 5, 2013.

Louisiana. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming and there can be no assurance that casino gaming will not be approved in Texas in the future, which would have a material adverse effect on our business. Eldorado Shreveport competes with several Native American casinos located in Oklahoma, certain of which are located near our core Texas markets. Because we draw a significant amount of our customers from the Dallas/Fort Worth area, but are located approximately 190 miles from that area, we believe we will continue to face increased competition from gaming operations in Oklahoma, including the WinStar and Choctaw casinos, and would face significant competition that may have a material adverse effect on our business and results of operations if casino gaming is approved in Texas. In June 2013, construction was completed on a 30,000 square foot casino and 400‑room hotel in Bossier City across the Red River from Eldorado Shreveport. The facility, which also includes several restaurants and a 1,000‑seat entertainment arena, opened on June 15, 2013. In December 2014, a new luxury, land‑based casino with 1,600 slot machines, 72 gaming tables, a poker room, and a

740‑room hotel with a ballroom and spa, opened in Lake Charles, Louisiana approximately 200 miles south of Eldorado Shreveport, but closer to the Houston, Texas market.

Eastern. The MTR Gaming properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and Ohio. We believe the expansion of gaming in Ohio, which includes casinos that opened in Cleveland in May 2012 and Columbus in October 2012 and additional casinos in Cincinnati and Toledo, as well as the installation of VLTs at existing horse race tracks near Cleveland, one of which opened in April 2013 and the other in December 2013 and the relocation of a racetrack to Austintown, Ohio, which opened in September 2014, has had and will continue to have a negative impact on our results of operations at all our properties and such impact may be material. In order to sustain our market share in the increased competitive environment, we continuously reevaluate our advertising strategies and promotional offers to our guests to ensure our reinvestment levels reflect the appropriate level of offerings to sustain our margins.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Year Ended
	December 31,			Change %
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Net revenues	$719,784	$361,823	$247,186	98.9%	46.4%
Operating income	72,516	17,555	22,582	313.1%	(22.3)%
Net income (loss) attributable to ERI	114,183	(14,425)	18,897	891.6%	(176.3)%

Operating Results.    Our net revenues increased 98.9% and 46.4% in 2015 and 2014, respectively, over the same prior year periods primarily due to incremental revenues, consisting primarily of casino revenues, attributable to the aforementioned Merger and Acquisition. Improvements in revenues in Louisiana and Nevada also contributed to the increase in net revenues in 2015 compared to 2014. Operating income increased 313.1% in 2015 compared to 2014 as a result of post-closing operating activity resulting from the Merger and Acquisition while operating income declined in 2014 compared to 2013 primarily due to costs associated with the Merger combined with higher depreciation expense. Net income increased 891.6% in 2015 compared to 2014 as a result of the same factors impacting operating income combined with a $35.6 million gain related to the valuation of the Silver Legacy Joint Venture in conjunction with the Acquisition and the aforementioned $69.6 million in benefit for income taxes recorded in 2015. The decline in net income of 176.3% in 2014 compared to 2013 was due to the increase in interest expense associated with the Merger, a decline in the gain on retirement of debt of unconsolidated affiliate and the establishment of a tax provision in 2014 resulting from the Merger.

Net Revenues and Operating Income

The following table highlights our net revenues and operating income by reportable segment (dollars in thousands):

	Net Revenues for the Year Ended December 31,			Operating Income for the Year Ended December 31,
	2015	2014	2013	2015	2014	2013

Nevada	$127,802	$103,695	$106,691	$13,989	$(1,191)	$4,856
Louisiana	136,342	133,960	140,495	21,423	13,405	17,726
Eastern	455,640	124,168	—	56,491	11,086	—
Corporate	—	—	—	(19,387)	(5,745)	—
Total	$719,784	$361,823	$247,186	$72,516	$17,555	$22,582

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net revenues and operating expenses were as follows (dollars in thousands):

	Year Ended
	December 31,
	2015	2014	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
Nevada	$74,626	$61,946	$12,680	20.5%
Louisiana	125,371	123,228	2,143	1.7%
Eastern	423,261	115,660	307,601	266.0%
Total Gaming and Pari-Mutuel Commissions	623,258	300,834	322,424	107.2%
Non-gaming:
Nevada	72,214	57,625	14,589	25.3%
Louisiana	37,273	37,386	(113)	(0.3)%
Eastern	51,796	14,427	37,369	259.0%
Total Non-gaming	161,283	109,438	51,845	47.4%
Total Gross Revenues	784,541	410,272	374,269	91.2%
Promotional allowances:
Nevada	(19,038)	(15,876)	(3,162)	19.9%
Louisiana	(26,302)	(26,654)	352	(1.3)%
Eastern	(19,417)	(5,919)	(13,498)	228.0%
Total Promotional Allowances	(64,757)	(48,449)	(16,308)	33.7%
Total Net Revenues	719,784	361,823	357,961	98.9%
Expenses:
Gaming and Pari-Mutuel Commissions:
Nevada	32,908	27,840	5,068	18.2%
Louisiana	69,826	72,151	(2,325)	(3.2)%
Eastern	264,811	70,212	194,599	277.2%
Total Gaming and Pari-Mutuel Commissions	367,545	170,203	197,342	115.9%
Non-gaming
Nevada	41,798	35,686	6,112	17.1%
Louisiana	8,134	8,317	(183)	(2.2)%
Eastern	29,306	11,292	18,014	159.5%
Total Non-gaming	79,238	55,295	23,943	43.3%

Marketing and promotions	31,227	21,982	9,245	42.1%
General and administrative	96,870	58,738	38,132	64.9%
Corporate	16,469	4,617	11,852	256.7%
Depreciation and amortization	56,921	28,643	28,278	98.7%
Total Operating Expenses	$648,270	$339,478	$308,792	91.0%

Gaming Revenues and Pari-Mutuel Commissions.    Nevada gaming revenues increased $12.7 million in 2015 compared to 2014 primarily due to incremental gaming revenues attributable to Circus Reno and Silver Legacy from the Acquisition Date through December 31, 2015 combined with improvements in gaming revenues at Eldorado Reno. Gaming revenues increased $2.1 million in 2015 compared to 2014 in Louisiana due to higher slot revenues. The Eastern segment recorded $423.3 million of gaming revenues and pari-mutuel commissions in 2015 resulting in a 266.0% increase compared to 2014 primarily due to inclusion of a full year of operating results for the properties in the Eastern segment, but also due to improvements in gaming revenues at Scioto Downs, which were offset by declines in revenues at Mountaineer and a slight decline in gaming revenues at Presque Isle Downs. As a result, total gaming revenues and pari-mutuel commissions increased 107.2% in 2015 compared to 2014.

Non-gaming Revenues.  Non-gaming revenues increased $51.8 million in 2015 compared to 2014 and was driven by incremental non-gaming revenues consisting of food, beverage, hotel, entertainment, retail and other primarily as a result of the Merger and Acquisition and also reflect an increase in non-gaming revenues at Eldorado Reno in the Nevada segment. The Louisiana segment reported flat non-gaming revenues in 2015 compared to 2014 while the Eastern segment posted a decline resulting from improvements at Scioto Downs and Presque Isle Downs offset by declines at Mountaineer.

Promotional Allowances.    Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, decreased to 10.4% in 2015 compared to 16.1% in 2014. Nevada promotional allowances, as a percentage of segment revenues, were relatively flat in 2015 compared to 2014. Promotional allowances decreased slightly in Louisiana despite an increase in gaming revenues, and Eastern promotional allowances declined to 4.6% as a percentage of the segment’s gaming revenues and pari-mutuel commissions compared to 5.1% in 2014. Reductions in the overall percentage, specifically in the Louisiana and Eastern segments, were due to strategic revisions to our casino marketing programs in 2015 in an effort to increase margins and maximize profitability.

Gaming Expenses and Pari-Mutuel Commissions.  Nevada gaming expenses increased $5.1 million in 2015 compared to 2014 primarily due to incremental gaming expenses generated as a result of the Acquisition, but reflect a reduction of casino marketing costs at Eldorado Reno. Louisiana gaming expenses decreased 3.2% in 2015 compared to 2014 despite a 1.7% increase in gaming revenues due to efforts to reduce variable costs including promotional offers, direct mail and marketing expenses. The Eastern segment recorded $264.8 million of gaming expenses and pari-mutuel commissions in 2015 compared to $70.2 million in 2014 due to the inclusion of results of operations for the full year for the properties in the Eastern segment, but reflect a reduction in operational expenses, including payroll, associated with our cost savings program. As a result, total gaming expenses and pari-mutuel commissions increased 115.9% in 2015 compared to 2014 mainly due to incremental costs associated with the Acquisition and Merger, offset by the aforementioned declines in each segment.

Non-gaming Expenses.  Non-gaming expenses increased $23.9 million in 2015 compared to 2014, of which Nevada non-gaming expenses increased $6.1 million due to incremental expenses incurred as a result of the Acquisition but reflect a reduction of food and entertainment expenses at Eldorado Reno. Non-gaming expenses in Louisiana decreased slightly in 2015 compared to 2014 due to lower food and beverage expenses associated with a decline in customer counts. The Eastern segment contributed $29.3 million of non-gaming expenses in 2015 representing an $18.0 million increase over 2014 due to inclusion of results of operations for the full year for the properties in the Eastern segment.

Marketing and Promotions Expenses.    Consolidated marketing and promotions expense increased 42.1% in 2015 compared to 2014. This increase was attributable to incremental expenses associated with the Acquisition combined with a full year of operations in the Eastern segment in 2015 compared to the partial period in 2014 offset by overall savings in each segment due to reductions in advertising and marketing programs.

General and Administrative Expenses.    Total general and administrative expenses increased 64.9% in 2015 compared to 2014 partially due to incremental expenses resulting from the Acquisition, and reflect a reduction of costs associated with lower professional services. Louisiana general and administrative expenses increased 1.3% in 2015 compared to 2014. The Eastern segment contributed $52.0 million of general and administrative expenses in 2015 compared to $14.9 million in 2014. The increase in the Eastern segment was associated with the partial period reporting as a result of the Merger in 2014 due to inclusion of results of operations for the full year for the properties in the Eastern segment, offset by declines associated with our cost savings initiatives.

 Corporate Expenses.    We incurred $16.5 million in corporate expenses in 2015 compared to $4.6 million in 2014. This increase was mainly due to incremental costs associated with the Merger including additional payroll, accounting fees and professional services. Additionally, we expensed $0.6 million in costs attributable to the initiation of our equity offering in conjunction with the Acquisition.

Depreciation and Amortization Expense.    Total depreciation and amortization expense increased 98.7% in 2015 compared to 2014 mainly due to additional depreciation associated with acquired assets in conjunction with the

Acquisition and Merger. The Eastern segment contributed $39.3 million of depreciation and amortization expense in 2015 compared to $12.3 million in 2014.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net revenues and operating expenses were as follows (dollars in thousands):

	Year Ended
	December 31,
	2014	2013	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
Nevada	$61,946	$63,002	$(1,056)	(1.7)%
Louisiana	123,228	129,377	(6,149)	(4.8)%
Eastern	115,660	—	115,660	—%
Total Gaming and Pari-Mutuel Commissions	300,834	192,379	108,455	56.4%
Non-gaming:
Nevada	57,625	59,426	(1,801)	(3.0)%
Louisiana	37,386	38,448	(1,062)	(2.8)%
Eastern	14,427	—	14,427	—%
Total Non-gaming	109,438	97,874	11,564	11.8%
Total Gross Revenues	410,272	290,253	120,019	41.3%
Promotional allowances:
Nevada	(15,876)	(15,737)	(139)	0.9%
Louisiana	(26,654)	(27,330)	676	(2.5)%
Eastern	(5,919)	—	(5,919)	—%
Total Promotional Allowances	(48,449)	(43,067)	(5,382)	12.5%
Total Net Revenues	361,823	247,186	114,637	46.4%
Expenses:
Gaming and Pari-Mutuel Commissions:
Nevada	27,840	28,339	(499)	(1.8)%
Louisiana	72,151	73,574	(1,423)	(1.9)%
Eastern	70,212	—	70,212	—%
Total Gaming and Pari-Mutuel Commissions	170,203	101,913	68,290	67.0%
Non-gaming
Nevada	35,686	36,001	(315)	(0.9)%
Louisiana	8,317	8,162	155	1.9%
Eastern	11,292	—	11,292	—%
Total Non-gaming	55,295	44,163	11,132	25.2%

Marketing and promotions	21,982	17,740	4,242	23.9%
General and administrative	58,738	43,713	15,025	34.4%
Corporate	4,617	—	4,617	—%
Depreciation and amortization	28,643	17,031	11,612	68.2%
Total Operating Expenses	$339,478	$224,560	$114,918	51.2%

Gaming Revenues and Pari-Mutuel Commissions.    Gaming revenues, excluding Eastern revenues, decreased 3.7% in 2014 compared to 2013. Nevada gaming revenues decreased 1.7% in 2014 compared to 2013 primarily due to decreases in slot handle and table games credit drop. Louisiana gaming revenues decreased 4.8% in 2014 compared to 2013 mainly due to lower slot volume. The decrease in gaming revenues associated with the decline in slot volume was partially offset by an increase in table games revenues resulting from an increase in the table games hold percentage, which more than offset a decrease in table games drop in 2014 compared to 2013. The results of operations in Louisiana were negatively impacted by the addition of a new competitor in the Shreveport/Bossier City market in June of 2013 that reduced the market share of all of the other casino operators in the market for the year ended December 31, 2014, including Eldorado Shreveport.

The Eastern segment contributed $115.7 million of gaming revenues and pari-mutuel commissions for the period from the Merger Date through December 31, 2014 consisting primarily of net win from slot operations, table games and poker. As a result, total gaming revenues and pari-mutuel commissions increased 56.4% in 2014 compared to 2013.

Non-gaming Revenues.  Consolidated non-gaming revenues increased $11.6 million in 2014 compared to 2013. Non-gaming revenues decreased in both Nevada and Louisiana in 2014 compared to 2013 due to lower food and beverage revenues along with decreased entertainment revenues associated with lower attendance at the Eldorado Reno theater. Hotel revenues declined slightly in both Nevada and Louisiana in 2014 compared to 2013 due to lower hotel occupancy. The Eastern segment contributed $14.4 million for the period from the Merger Date through December 31, 2014. Non-gaming revenues, excluding Eastern non-gaming revenues, decreased $2.9 million in 2014 compared to 2013.

Promotional Allowances.  Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, decreased to 16.1% in 2014 compared to 22.4% in 2013; however, the total promotional allowances incurred increased 12.5%. Promotional allowances in Nevada increased slightly in 2014 compared to 2013 reflecting an increase in our casino direct mail program. Promotional allowances decreased 2.5% in Louisiana in association with the 4.8% decrease in gaming revenues. Eastern promotional allowances represented 5.1% of its gaming revenues and pari-mutuel commissions for the period after the Merger Date.

Gaming Expenses and Pari-Mutuel Commissions.  Nevada gaming expenses decreased 1.8% in 2014 compared to 2013 due to lower gaming taxes and declines in bad debt expense. Louisiana gaming expenses decreased 1.9% in 2014 compared to 2013 primarily as a result of lower gaming taxes and payroll costs reflecting the decrease in visitor volume.

The Eastern segment contributed $70.2 million of gaming expenses and pari-mutuel commissions for the period from the Merger Date through December 31, 2014. As a result, total gaming expenses and pari-mutuel commissions increased 67.0% in 2014 compared to 2013.

Non-gaming Expenses. Non-gaming expenses increased $11.1 million in 2014 compared to 2013 of which the Eastern segment contributed $11.3 million for the period from the Merger Date through December 31, 2014. Non-gaming expenses, excluding Eastern non-gaming expenses, decreased $0.2 million in 2014 compared to 2013.

Marketing and Promotions Expenses.  The Eastern segment contributed $4.4 million of marketing and promotion expenses for the period from the Merger Date through December 31, 2014. As a result, total marketing and promotions expense increased 23.9% in 2014 compared to 2013. Excluding the Eastern segment, marketing and promotional expenses did not change significantly in 2014 compared to 2013.

General and Administrative Expenses.  The Eastern segment contributed $14.9 million of general and administrative expenses for the period from the Merger Date through December 31, 2014. As a result, consolidated general and administrative expenses increased 34.4% in 2014 compared to 2013. Excluding the Eastern segment, general and administrative expenses remained flat in 2014 compared to 2013.

Corporate Expenses.  We incurred $4.6 million from the Merger Date through December 31, 2014 as corporate expenses were previously incurred at the property level prior to the Merger.

Depreciation and Amortization Expense.  Total depreciation expense decreased 4.0% in 2014 compared to 2013 in Nevada and Louisiana as more assets became fully depreciated. The Eastern segment contributed $12.3 million of depreciation expense for the period from the Merger Date through December 31, 2014. As a result, depreciation and amortization expense increased 68.2% in 2014 compared to 2013.

Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the Years Ended December 31, 2015 and 2014

Adjusted EBITDA (defined below), a non GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock based compensation, (gain) loss on the sale or disposal of property, equity in income of unconsolidated affiliates, acquisition charges, S-1 expenses and other regulatory gaming assessments, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with U.S. GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our net revenues and Adjusted EBITDA for our operating segments for the years ended December 31, 2015 and 2014, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP (unaudited, in thousands):

Year Ended December 31, 2015 (1)
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (2)	Equity in (Income) Loss of Unconsolidated Affiliate	Other	Adjusted EBITDA

Nevada	$34,372	$19,022	$—	$—	$(3,460)	$5	$49,939
Louisiana	21,423	7,621	—	—	—	(18)	29,026
Eastern	56,491	39,341	—	—	—	(273)	95,559
Corporate	(19,387)	412	1,488	3,069	—	54	(14,364)
Total (1)	$92,899	$66,396	$1,488	$3,069	$(3,460)	$(232)	$160,160

Year Ended December 31, 2014 (1)
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses	Equity in (Income) Loss of Unconsolidated Affiliate	Other	Adjusted EBITDA

Nevada	$12,324	$19,418	$—	$6,298	$(2,705)	$—	$35,335
Louisiana	15,655	8,403	—	—	—	84	24,142
Eastern	64,337	34,478	—	—	—	357	99,172
Corporate	(22,199)	42	1,310	8,733	—	92	(12,022)
Total (1)	$70,117	$62,341	$1,310	$15,031	$(2,705)	$533	$146,627

(1)     Amounts include the operations of Silver Legacy and Circus Reno, which were acquired by ERI on November 24, 2015 (the “Acquisition Date”), as if the acquisition occurred on January 1, 2014 and the operations of MTR Gaming Group, Inc. (“MTR”), which merged with the Company on September 19, 2014 (the “Merger Date”), as if the merger occurred on January 1, 2014.

(2) Transaction expenses for the year ended December 31, 2015 include acquisition charges of $2.5 million and S-1 expenses of $0.6 million.

Liquidity and Capital Resources

The primary sources of liquidity and capital resources have been existing cash, cash flow from operations and proceeds from the issuance of debt securities.

We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties and servicing our outstanding indebtedness. In 2016, we plan to spend $50.0 million, net of reimbursements from West Virginia, on qualified capital expenditures, $46.8 million to pay interest on our Senior Notes and our new credit facility and $4.3 million for principal payments on our term loan. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the foreseeable future; however, we cannot provide assurance that operating cash flows will be sufficient to do so.

ERI is a holding company and its only significant assets are ownership interests in its subsidiaries. ERI’s ability to fund its obligations depends on the cash flow of its subsidiaries and the ability of its subsidiaries to distribute or otherwise make funds available to ERI.

At December 31, 2015, we had consolidated cash and cash equivalents of $83.5 million, including restricted cash of $5.3 million. At December 31, 2014, we had consolidated cash and cash equivalents of $95.8 million, including restricted cash of $8.2 million.

Operating Cash Flow.  In 2015, we generated cash flows from operating activities of $56.7 million as compared to $31.6 million in 2014. The increase in operating cash was primarily due to the increase in net income during the current year associated with improvements in operations along with incremental cash flow associated with the Merger and Acquisition combined with various changes in the balance sheet accounts in the normal course of business.

Investing Cash Flow.  Net cash flows used in investing activities totaled $158.8 million in 2015 and partially consisted of $35.5 million in capital expenditures, net of cash reimbursements in West Virginia, for various renovation projects and equipment purchases. Additionally, $125.0 million of net assets were acquired in the Acquisition.

Net cash flows provided in investing activities for 2014 primarily consisted of $40.4 million representing acquired cash associated with the Merger. This increase was partially offset by $10.6 million in capital expenditures for various renovation projects and equipment purchases.

Financing Cash Flow.  Net cash flows provided by financing activities in 2015 totaled $92.7 million consisting mainly of the proceeds and associated costs with the issuance of the Senior Notes and New Credit Facility and the retirement of the Resorts Senior Secured Notes and MTR Second Lien Notes. Subsequent to our refinancing transaction, we made payments of $2.1 million and $37.5 million under the New Term Loan and New Revolving Credit Facility, respectively, in 2015. We had total borrowings of $131 million under the New Revolving Credit Facility attributable to our refinancing and the Acquisition in 2015.

Net cash used for financing activities in 2014 totaled $14.2 million and partially consisted of payments totaling $2.5 million on the Resorts credit facility, $0.6 million in distributions representing Louisiana state tax payments and an increase in restricted cash of $3.2 million due to a decrease in funds related to horsemen’s fines and simulcasting funds that are restricted to payments for improving horsemen’s facilities and racing purse at Scioto Downs.

Additionally, the repurchase of MTR Gaming common stock totaled $5.0 million and represented the amount paid in cash by HoldCo upon closing of the Merger in 2014. An additional $30.0 million of MTR Gaming common stock was purchased by MTR Gaming upon closing of the Merger and was reflected as a reduction of the net cash acquired under investing activities. Also during 2014, MTR Gaming used $11.0 million to repurchase $10.0 million in aggregate principal amount of MTR Senior Lien Notes at a price of $110.25 per $100 in principal amount of the purchased notes.

Capital Expenditures

During the year ended December 31, 2015, additions to property and equipment, primarily slot machines, and other capital projects aggregated $31.9 million, which included $5.1 million in Nevada, $4.4 million in Louisiana, $21.9 million attributable to the Eastern properties, net of $3.9 million in West Virginia reimbursements, and $0.5 million at corporate.

Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission in an amount equal to

$1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. As of December 31, 2015, Mountaineer remains eligible for $3.0 million under annual modernization fund grants that expire in varying dates through June 30, 2017. We can make no assurances Mountaineer will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration nor that the modernization funds will continue to be available.

We anticipate spending up to a total of $50 million on capital expenditures during 2016.

Silver Legacy Joint Venture Loan and Credit Support

ELLC and Galleon were each required to provide credit support by depositing $5.0 million of cash into bank accounts that were subject to a security interest in favor of the lender under the Silver Legacy credit agreement. In November 2015 in conjunction with the Acquisition, the indebtedness under the Silver Legacy credit agreement was paid in full by ERI and the credit support obligation was eliminated.

Debt Obligations

Refinancing Transaction and Senior Notes

On July 23, 2015, the Company issued $375 million in aggregate principal amount of 7.0% senior notes due 2023 pursuant to the indenture, dated as of July 23, 2015 (the “Indenture”), at an issue price equal to 100.0% of the aggregate principal amount of the Senior Notes. The Senior Notes are guaranteed by all of the Company’s direct and indirect restricted subsidiaries other than immaterial subsidiaries, CC-Reno, LLC and the Silver Legacy Joint Venture. CC-Reno, LLC and the Silver Legacy Joint Venture will become guarantors upon receipt of the requisite gaming approvals. The Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

The Company used the net proceeds from the Senior Notes offering together with borrowings under the New Term Loan and the New Revolving Credit Facility (as defined below) to (i) purchase or otherwise redeem (a) all of the outstanding Resorts Senior Secured Notes and (b) all of the outstanding MTR Second Lien Notes, (ii) pay a portion of the purchase price for the Circus Reno/Silver Legacy Purchase and repay all amounts outstanding under the Silver Legacy Joint Venture credit facility, and (iii) pay fees and costs associated with such transactions. Net proceeds from the Senior Notes offering totaling $50.0 million were used for the Circus Reno/Silver Legacy Purchase on the Acquisition Date. As a result of the July 2015 refinancing, we recognized a $1.9 million net loss on the early retirement of debt.

On or after August 1, 2018, the Company may redeem all or a portion of the Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the Senior Notes redeemed, to the applicable redemption date, if redeemed during the twelve month period beginning on August 1 of the years indicated below:

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

The Indenture contains certain covenants limiting, among other things, the Company’s ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

•	pay dividends or distributions or make certain other restricted payments or investments;
•	incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the Senior Notes or the guarantees of the Senior Notes;
•	create liens;
•	transfer and sell assets;
•	merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of the Company’s assets;
•	enter into certain transactions with affiliates;
•	engage in lines of business other than the Company’s core business and related businesses; and
•	create restrictions on dividends or other payments by restricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable. As of December 31, 2015, the Company was in compliance with all of the covenants under the Indenture relating to the Senior Notes.

New Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “New Term Loan”) and a new $150.0 million five year revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan, the “New Credit Facility”). Also on July 23, 2015, the Company borrowed $40.0 million under the New Revolving Credit Facility. As of December 31, 2015, the Company had $422.9 million outstanding on the New Term Loan and $93.5 million in borrowings outstanding under the New Revolving Credit Facility. The Company had $56.5 million of available borrowing capacity under its New Revolving Credit Facility as of December 31, 2015. At December 31, 2015, the interest rate on the New Term Loan was 4.25% and the average interest rate on the New Revolving Credit Facility was 3.7%.

The New Term Loan bears interest at a rate per annum of, at the Company’s option, either (x) LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or (y) a base rate plus 2.25%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum of, at the Company’s option, either (x) LIBOR plus a spread ranging from 2.5% to 3.25% or (y) a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on the Company’s total leverage ratio.  Additionally, the Company pays a commitment fee on the unused portion of the New Revolving Credit Facility not being utilized in the amount of 0.50% per annum.

The New Credit Facility is secured by substantially all of the Company’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the New Credit Facility (other than certain subsidiary guarantors designated as immaterial or restricted subsidiaries) (the ‘‘New Credit Facility Guarantors’’), whether owned on the closing date of the New Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the New Credit Facility Guarantors. The New Credit Facility is also secured by a pledge of all of the equity owned by us and the New Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the New Credit Facility Guarantors to incur additional indebtedness, create liens on collateral, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

The credit agreement governing the New Credit Facility also includes requirements that the Company maintain a maximum total leverage ratio and a minimum interest coverage ratio (adjusting over time). The Company is required to maintain a maximum total leverage ratio of 6.75 to 1.00 from the closing date through December 31, 2015, 6.00 to 1.00 from January 1, 2016 to December 31, 2017 and 5.00 to 1.00 thereafter. In addition, the Company is required to maintain a minimum interest coverage ratio of 2.50 to 1.00 from the closing date through December 31, 2015, and 2.75 to 1.00 from January 1, 2016 through December 31, 2016 and 3.00 to 1.00 thereafter. A default of the financial ratio covenants shall only become an event of default under the New Term Loan if the lenders providing the New Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants.

The credit agreement governing the New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the Senior Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor. As of December 31, 2015, the Company was in compliance with the covenants under the New Credit Facility.

Contractual Commitments

The following table summarizes our estimated contractual payment obligations as of December 31, 2015 (in thousands):

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in millions)
Contractual cash obligations:
Long-term debt obligations(1)	$891.4	$4.3	$8.5	$102.0	$776.6
Interest on indebtedness	329.0	47.6	94.7	92.4	94.3
Operating leases(2)	35.2	2.8	3.7	2.8	25.9
Gaming tax and license fees(3)	63.5	12.5	25.5	25.5	See note 3
Purchase and other contractual obligations	1.7	0.5	0.6	0.6	—
Minimum purse obligations(4)	43.2	14.4	28.8	—	—
Contingent earn-out payments(5)	0.7	0.1	0.2	0.2	0.2
Regulatory gaming assessments(6)	3.7	0.5	1.2	0.9	1.1
Total	$1,368.4	$82.7	$163.2	$224.4	$898.1

(1)

These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 9 to our consolidated financial statements for additional information about our debt and related matters.

(2)	Our operating lease obligations are described in Note 16 to our consolidated financial statements.
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

(4)

Pursuant to an agreement with the Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer is required to utilize its best efforts to conduct racing for a minimum of 210 days and pay average daily minimum purses established by Mountaineer prior to the first live racing date each year ($95,000 for 2015) for the term of the agreement which expires on December 31, 2018.

(5)	In connection with the 2003 purchase of Scioto Downs, certain shareholders of Scioto Downs elected the option to receive cash and contingent earn‑out payments (“CEP Rights”) in lieu of all cash for their outstanding shares of Scioto Downs’ common stock. The triggering event occurred when Scioto Downs received its permanent VLT license in May 2012 and commenced gaming operations. As a result, we recorded a liability for the estimated ten year payout to the stockholders who elected to receive the CEP Rights. The future obligation was calculated based on Scioto Downs’ projected EBITDA for the ten calendar years beginning January 1, 2013.

(6)

These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 16 to our consolidated financial statements for additional information regarding our regulatory gaming assessments.

The table above excludes certain commitments as of December 31, 2015, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon.

The repayment of our long‑term debt, which consists of indebtedness evidenced by the Senior Notes and the New Credit Facility is subject to acceleration upon the occurrence of an event of default under the indentures governing these obligations.

We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.

Off Balance Sheet Arrangements

The Company does not currently have any off balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows since inception.

Other Liquidity Matters

The Pennsylvania Gaming Control Board (the “PGCB”), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively “the Borrowers”), were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the Borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of $63.8 million.

The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania’s slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state’s fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee’s proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be $4.1 million and will be paid quarterly over a ten‑year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will be $2.1 million.

The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at December 31, 2015 is $4.3 million. The Company paid $0.4 million during the year ended December 31, 2015.

We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in “Part I, Item 3. Legal Proceedings” and Note 16 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included elsewhere in this report.

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

Business Combinations

The Company applied the provisions of Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, in the accounting for the Circus Reno/Silver Legacy Purchase and the Merger. It required us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the Acquisition Date was measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we used our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the Acquisition Date, our estimates were inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the Acquisition Date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the final determination of the values of assets acquired or liabilities assumed any subsequent adjustments will be recorded in our consolidated statements of operations.

Accounting for business combinations required our management to make significant estimates and assumptions, including our estimate of intangible assets, such as gaming licenses, trade names and loyalty programs. Although we believe the assumptions and estimates made have been reasonable and appropriate, they are inherently uncertain. For our gaming license valuation, our properties estimated future cash flows were the primary assumption in the respective intangible valuations. Cash flow estimates included assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits and growth percentages. The growth percentages were developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. The most significant of the assumptions used in the valuations included: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditure assumptions. These assumptions were developed for each of our properties based on historical trends in the current competitive markets in which they operate, and projections of future performance and competition. The primary assumptions with respect to our trade names and loyalty program intangibles primary assumptions were selecting the appropriate royalty rates and cost estimates for replacement cost analyses.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the business combination date. The Company reevaluated these items quarterly based upon facts and circumstances that existed as of the business combination date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have material impact on our results of operations and financial position.

Accounting for Unconsolidated Affiliates

The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned and do not meet the consolidation criteria of ASC 810, “Consolidation” are accounted for under the equity method. All intercompany balances and transactions have been eliminated in consolidation. Certain amendments of ASC 810 became effective for us beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The Company believes the adoption of these amendments did not have a material effect on our consolidated financial statements.

The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary, then a write‑down would be recorded to the estimated fair value. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rate.

Revenue Recognition

Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons, and is recognized at the time wagers are made net of winning payouts to patrons. Base and progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Pari‑mutuel commissions consist of commissions earned from thoroughbred and harness racing, and importing of simulcast signals from other race tracks. Pari‑mutuel commissions are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions, and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. We recognize revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks. Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay. Other revenues are recorded at the time services are rendered or merchandise sold. We offer certain promotional allowances to our customers, including complimentary lodging, food and beverage, and promotional credits for free play on slot machines. The retail value of these promotional items is shown as a reduction in total revenues on our consolidated statements of operations.

Income Taxes

The Company and its subsidiaries file US federal income tax returns and various state and local income tax returns. The Company does not have tax sharing agreements with the other members within the consolidated ERI group. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2012.

For the year ended December 31, 2014, the difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on the Company’s deferred tax assets. As a result of the Company’s net operating losses and net deferred tax asset position as of December 31, 2014 (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as “Naked Credits”), the Company provided for a full valuation allowance against substantially all of the net federal and the net state deferred tax assets.

For the year ended December 31, 2015, the difference between the effective rate and the statutory rate is attributable primarily to the release of a majority of the federal and related state valuation allowances on the Company’s deferred tax assets.  The Company continues to provide for a valuation allowance against net federal and state deferred tax assets associated with non-operating land, the sale of which could result in capital losses that can only be offset against capital gains. The Company also continues to provide for a valuation allowance against net state deferred tax assets relating to operations in Pennsylvania and West Virginia. Management determined it was not more-likely-than-not that the Company will realize these net deferred tax assets.

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. For the year ended December 31, 2014, the Company was in a three-year cumulative loss position, which was significant negative evidence, and the Company did not have positive evidence to outweigh the negative evidence.  For the year ended December 31, 2015, management has considered all available positive and negative evidence and concluded it is more-likely-than-not to realize its federal, Louisiana and City of Columbus, Ohio deferred tax assets, with the exception of non-operating land. The Company will continue to evaluate the realization of its deferred tax assets on a quarterly basis and make adjustments to its valuation allowance as appropriate.

For income tax purposes the Company amortizes or depreciates certain assets that have been assigned an indefinite life for book purposes. For the year ended December 31, 2014, the incremental amortization or depreciation deductions for income tax purposes resulted in an increase in certain deferred tax liabilities that could not be used as a source of future taxable income for purposes of measuring the Company’s need for a valuation allowance against the net deferred tax assets. Therefore, the Company recorded non‑cash deferred tax expense of $1.1 million as the Company amortized these assets for tax purposes.

Prior to the Merger Date, HoldCo was taxed as a partnership under the Internal Revenue Code pursuant to which income taxes were primarily the responsibility of the partners. The Company is a C Corporation subject to the federal and state corporate‑level income taxes at prevailing corporate tax rates. While taxed as a partnership, HoldCo was not subject to federal income tax liability. Because holders of membership interests in HoldCo were required to include their respective shares of HoldCo’s taxable income (including that of Resorts) in their individual income tax returns, distributions were made to their respective member(s) to cover such tax liabilities. Such distributions were subject to limitation in accordance with the provisions of their respective operating agreements. Eldorado Shreveport #2, LLC has elected as a single member limited liability company to be taxed as a C Corporation. Current and deferred income taxes associated with Eldorado Shreveport #2, LLC were not material.

Under the applicable accounting standards, we may recognize the tax benefit from an uncertain tax position only if it is more‑likely‑than‑not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standards also provide guidance on de‑recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions. We have recorded no liability associated with uncertain tax positions at December 31, 2015 and 2014.

Property and Equipment and Other Long‑Lived Assets

Property and equipment is recorded at cost, except for the Silver Legacy, Circus Reno and the MTR Gaming properties, which were adjusted for fair value under ASC 805 and are depreciated over their remaining estimated useful life or lease term. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates.

Property, equipment and other long‑lived assets are assessed for impairment in accordance with ASC 360—Property,  Plant,  and Equipment. The Company evaluates its long‑lived assets periodically for impairment issues or, more frequently, whenever events or circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined by comparing the net carrying value to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets. The amount of impairment loss, if any, is measured by the difference between the net carrying value and the estimated fair value of the asset which is typically measured using a discounted cash flow model (Level 3 of the fair value hierarchy). For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. Based on the results of our periodic reviews we have not recorded any impairment losses during the years ended December 31, 2015, 2014 and 2013.

For undeveloped properties, including non‑operating real properties, when indicators of impairment are present, properties are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. The fair value measurements employed for our impairment evaluations, which are subject to the assumptions and factors as previously discussed, were generally based on a review of comparable activities in the marketplace, which falls within Level 3 of the fair value hierarchy.

Goodwill and Other Indefinite‑lived Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of the acquired business. Intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition. Goodwill and other indefinite‑lived intangible assets are reviewed for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired.

Goodwill is tested by comparing the carrying value of the reporting unit to its fair value. The Company estimates the fair value of the reporting unit utilizing income and market approaches. The income approach is based on projected future cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The market approach is based on the Company’s market capitalization at the testing date. The aggregate carrying value of the Company’s goodwill was $66.8 million as of December 31, 2015. The Company did not have goodwill prior to the Merger Date.

Our indefinite‑lived intangible assets consist of racing and gaming licenses, trade names and loyalty programs and are evaluated for impairment by comparing the fair value of the asset to its carrying value. Any excess of carrying value over the fair value is recognized as an impairment within the consolidated statement of operations in the period of review.

The gaming and racing licenses of each property were valued in aggregate for each respective property, as these licenses are considered to be the most significant asset of the properties and the gaming licenses could not be obtained without holding the racing licenses. Therefore, a  market participant would consider the licenses in aggregate. The fair value of the licenses is calculated using an excess earnings methodology, which is an income approach methodology that allocates the projected cash flows of the property to the gaming license intangible assets less charges for the use of the other identifiable assets of the property, including working capital, fixed assets, and other intangible assets. We believe this methodology is appropriate as the gaming licenses are the primary asset to the properties, the licenses are linked to each respective facility and it’s the lowest level at which discrete cash flows can be directly attributable to the assets. Under the gaming legislation applicable to our properties, licenses are property specific and can only be acquired if a buyer acquires the existing facility. Because existing licenses may not be acquired and transferred for use at a different facility, the estimated future cash flows of each of our properties was the primary assumption in the valuation of such property. The aggregate carrying value of the Company’s gaming license intangibles approximated $482.1 million as of December 31, 2015.

Assessing the indefinite‑lived intangible assets for impairment is a process that requires significant judgment and involves detailed quantitative and qualitative business‑specific analysis and many individual assumptions which fluctuate between assessments. Our properties’ estimated future cash flows are a primary assumption in the respective impairment analyses. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge, which could be material. Cash flow estimates include assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits, growth percentages which are developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. These estimates could also be negatively impacted by changes in federal, state, or local regulations, economic downturns or developments and other market conditions affecting travel and access to the properties. The most significant of the assumptions used in our valuations include: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditure assumptions. These assumptions were developed for each property based on historical trends, the current competitive markets in which they operate, and projections of future performance and competition.

The Company values trade names using the relief‑from‑royalty method. Royalty rates range from 0.5% ‑ 1.0%. The loyalty program was valued using a combination of a replacement cost and lost profits analysis. Trade names are amortized on a straight‑line basis over a 3.5 year useful life and the loyalty program is being amortized on a straight‑line basis over a one year useful life. The aggregate carrying value of trade names and loyalty program intangibles as of December 31, 2015 was $9.8 million and $7.7 million, respectively.

We believe we have used reasonable estimates and assumptions to calculate the fair value of our other indefinite‑lived intangible assets; however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair value of our licensing intangibles below the carrying value reflected on the consolidated balance sheet, we may be required to conduct an interim test or possibly recognize impairment charges, which may be material, in future periods.

No impairment charges were recorded for our other indefinite‑lived intangible assets in any of the years presented.

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

Self‑Insurance Reserves

The Company is self‑insured for various levels of general liability, employee medical insurance coverage and workers’ compensation coverage. Self‑insurance reserves are estimated based on the Company’s claims experience and are included in accrued other liabilities on the consolidated balance sheets. At December 31, 2015 and 2014, accrued insurance and medical claims reserves were $3.5 million and $1.3 million, respectively.

Loyalty Program

We offer programs whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of loyalty program points, an estimated liability is established for the cost of redemption on earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the loyalty program was $3.4 million and $2.4 million at December 31, 2015 and 2014, respectively, and is included as a component of other accrued liabilities in our accompanying consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of adopting this accounting standard on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes—Balance Sheet Classification of Deferred Taxes”, which eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendment require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. The amendment is effective for annual periods beginning after December 15, 2016. Early application is permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company applied this guidance in the accompanying consolidated financial statements with prospective application effective October 1, 2015.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2016. We are evaluating the effects, if any, that the adoption of this guidance will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact on our financial statements and disclosures.

In April 2015, the FASB issued an accounting standards update which changes the presentation of debt issuance costs in financial statements. Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amortization of the costs is reported as interest expense. In August 2015, the FASB issued an accounting standards update which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period should be adjusted to reflect the period-specific effects of applying the new guidance. The effective dates for these updates were for the annual and interim periods beginning after December 15, 2015. We elected to early adopt this guidance during the third quarter of 2015.

In January 2015, the FASB issued ASU No. 2015‑1, “Income Statement—Extraordinary and Unusual Items” (Subtopic 225‑20) which eliminates the concept of accounting of Extraordinary Items, previously defined as items that are both unusual and infrequent, which were reported as a separate item on the income statement, net of tax, after income from continuing operations. The elimination of this concept is intended to simplify accounting for unusual items and more closely align with international accounting practices. This amendment is effective for annual periods ending after December 15, 2015 and for subsequent interim and annual periods thereafter. Early adoption is permitted. We believe that the effects, if any, of the adoption of this guidance will not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014‑15, “Presentation of Financial Statements—Going Concern” (Subtopic 205‑40) which amends the current guidance in ASC Topic 205 by adding Subtopic 40. Subtopic 40 requires management to evaluate whether there are conditions or events that in aggregate would raise substantial doubt about an entity’s ability to continue as a going concern for one year from the date the financial statements are issued or available to be issued. If substantial doubt existed, management would be required to make certain disclosures related to nature of the substantial doubt and under certain circumstances, how that substantial doubt would be mitigated. This amendment is effective for annual periods ending after December 15, 2016 and for subsequent interim and annual periods thereafter. Early adoption is permitted. We are currently evaluating the effects, if any, adoption of this guidance will have on our consolidated financial statements.

In June 2014, the FASB issued an accounting standards update with respect to performance share awards. This accounting standards update requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. The effective date for this update is for the annual and interim periods beginning after December 15, 2015. Early adoption is permitted. We do not believe that the adoption of this accounting standard will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014‑9, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry‑specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014‑09 on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long‑term debt arrangements. At December 31, 2015, interest on borrowings under our New Credit Facility was subject to fluctuation based on changes in short-term interest rates.

The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the year ended December 31, 2015.

The following table provides information as of December 31, 2015 about our debt obligations, including debt that is sensitive to changes in interest rates, and presents principal payments and related weighted-average interest rates by expected maturity dates. Implied forward rates should not be considered a predictor of actual future interest rates.

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	(in thousands)
	2016	2017	2018	2019	2020	Thereafter	Total
Fixed Rate Debt
Senior Notes	$—	$—	$—	$—	$—	$375,000	$375,000
Fixed Interest Rate	—	—	—	—	—	7.00%	7.00%

Variable Rate Debt
New Term Loan	$4,250	$4,250	$4,250	$4,250	$4,250	$401,625	$422,875
Average Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
New Revolving Credit Facility	$—	$—	$—	$—	$93,500	$—	$93,500
Average Interest Rate	—	—	—	—	3.70%	—	3.70%

As of December 31, 2015, borrowings outstanding under our New Revolving Credit Facility were long-term variable-rate borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of term loan B, over the 1% floor specified in our credit agreement), our annual interest cost would change by $4.2 million based on gross amounts outstanding at December 31, 2015.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements and notes to consolidated financial statements, including the report of Ernst & Young LLP thereon, are included at pages 65 through 106 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, evaluated and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) for Eldorado Resorts, Inc. and subsidiaries.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of the end of the period covered by this Form 10‑K Annual Report (the “Evaluation Date”). They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

In making our assessment of changes in internal control over financial reporting as of December 31, 2015, we have excluded the acquired Silver Legacy and Circus Reno operations because these operations were acquired in a business combination on November 24, 2015. These operations represent $193.6 million and $27.3 million, respectively, of our total assets and $132.1 million and $19.9 million, respectively, of our total net assets as of December 31, 2015. These operations represent $13.5 million and $8.3 million, respectively, of our total net revenues and $0.1 million and $1.5 million, respectively, of our net income for the year ended December 31, 2015.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which report follows below.

Changes in Internal Controls

As further discussed in our Quarterly Report on Form 10-Q filed on November 9, 2015, we identified a material weakness in our controls over the accounting for a debt refinancing transaction. Specifically, subsequent to the issuance of our earnings release and as part of completing our financial statement close process for our quarterly report, we determined we did not properly account for a debt transaction which resulted in the reporting of an incorrect amount of loss on the transaction in our earnings release for the quarter. The accounting for the transaction was correct in the quarterly report. Additionally, we had a design deficiency in our controls as we did not have sufficiently robust controls in place to ensure satisfactory completion of our financial statement close process prior to the issuance of our earnings release.

To remediate this material weakness, we implemented additional controls related to activities that must be completed in the financial statement close process prior to the issuance of our earnings release, implemented additional control criteria that drive the use of third party specialists for significant transactions and hired additional corporate accounting staff and tax personnel. The Audit Committee has reviewed and monitored these remediation measures. We believe these actions have remediated the material weakness identified and have strengthened our internal control over financial reporting.

During the quarter ended December 31, 2015, there were no significant changes in our internal control over financial reporting, other than those referred to above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Eldorado Resorts, Inc.

We have audited Eldorado Resorts, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework, the “COSO criteria”). Eldorado Resorts, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Circus and Eldorado Joint Venture (dba, Silver Legacy Resort Casino) and Circus Circus Reno, which are included in the 2015 consolidated financial statements of Eldorado Resorts, Inc. and constituted $220.9 million and $152.0 million of total and net assets, respectively, as of December 31, 2015 and $21.8 million and $1.6 million of net revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Eldorado Resorts, Inc. also did not include an evaluation of internal control over financial reporting of Circus and Eldorado Joint Venture (dba, Silver Legacy Resort Casino) and Circus Circus Reno.

In our opinion, Eldorado Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eldorado Resorts, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 15, 2016

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (our “2016 Proxy Statement”) to be filed with the Securities and Exchange Commission no later than April 30, 2016, pursuant to Regulation 14A under the Securities Act.

We have adopted a code of ethics and business conduct applicable to all directors and employees, including the chief executive officer, chief financial officer and principal accounting officer. The code of ethics and business conduct is posted on our website, http://www.eldoradoresorts.com (accessible through the “Corporate Governance” caption of the Investor Relations page) and a printed copy will be delivered on request by writing to the corporate secretary at Eldorado Resorts, Inc., c/o corporate secretary, 100 West Liberty Street, Suite 1150, Reno, NV 89501. We intend to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics and business conduct by posting such information on our website.

Item 11.  Executive Compensation.

The information required by this Item is hereby incorporated by reference to our 2016 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2016, pursuant to Regulation 14A under the Securities Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is hereby incorporated by reference to our 2016 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2016, pursuant to Regulation 14A under the Securities Act.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is hereby incorporated by reference to our 2016 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2016, pursuant to Regulation 14A under the Securities Act.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is hereby incorporated by reference to our 2016 Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2016, pursuant to Regulation 14A under the Securities Act.

PART IV

Item 15.  Financial Statement Schedules.

(a)(i) Financial Statements
Included in Part II of this Annual Report on 10‑K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
(a)(ii) Financial Statement Schedule
Years Ended December 31, 2015, 2014 and 2013
Valuation and Qualifying Accounts
(a)(iii) Exhibits

EXHIBIT NO.	ITEM TITLE
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8‑K filed on September 19, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8‑K filed on September 19, 2014).
4.1	Specimen Stock Certificate of the Company (incorporated by reference to our Form S‑4/A filed on April 21, 2014).
10.3

Indenture dated as of June 23, 2015, by and among Eldorado Resorts, Inc. the guarantors party thereto and U.S. Bank National Association, as Trustee, and Capital One, N.A., as Collateral Trustee, and Form of Note (incorporated by reference to our Current Report on Form 8‑K filed on July 23, 2015).

10.4

Agreement dated November 1, 2008 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 [Schedules omitted] (incorporated by reference to the Annual Report of MTR Gaming Group, Inc. on Form 10‑K filed on March 16, 2009).

10.5

Agreement dated December 31, 2009 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. (incorporated by reference to the Annual Report of MTR Gaming Group, Inc. on Form 10‑K filed on March 16, 2010).

10.6

Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen’s Benevolent and Protective Association Inc. (incorporated by reference to the Annual Report of MTR Gaming Group, Inc. on Form 10‑K filed on April 2, 2007).

10.7*	Executive Employment Agreement, dated as of September 29, 2014, by and between the Company and Gary Carano (incorporated by reference to our Current Report on Form 8‑K filed on October 3, 2014).
10.8*	Executive Employment Agreement, dated as of September 29, 2014, by and between the Company and Thomas Reeg (incorporated by reference to our Current Report on Form 8‑K filed on October 3, 2014).
10.9*	Executive Employment Agreement, dated as of September 29, 2014, by and between the Company and Robert Jones (incorporated by reference to our Current Report on Form 8‑K filed on October 3, 2014).
10.10*

Executive Employment Agreement, dated as of September 29, 2014, by and between the Company and Joseph L. Billhimer, Jr. (incorporated by reference to our Current Report on Form 8‑K filed on October 3, 2014).

10.11*	Executive Employment Agreement, dated as of September 29, 2014, by and between the Company and Anthony Carano (incorporated by reference to our Current Report on Form 8‑K filed on October 3, 2014).
10.12*	2010 Long‑Term Incentive Plan (incorporated by reference to the Quarterly Report of MTR Gaming Group, Inc. on Form 10‑Q filed on August 9, 2010).
10.13*

Form of Restricted Stock Unit Award Agreement for Non‑Employee Directors (2010 Long‑Term Incentive Plan) (incorporated by reference to the Quarterly Report of MTR Gaming Group, Inc. on Form 10‑Q filed on August 9, 2010).

10.14*	Form of Nonqualified Stock Option Award Agreement (2010 Long‑Term Incentive Plan) (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8‑K filed on February 3, 2011).

EXHIBIT NO.	ITEM TITLE
10.15*	Form of Restricted Stock Unit Award Agreement (2010 Long‑Term Incentive Plan) (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8‑K filed on February 3, 2011).
10.16*	Form of Cash‑Based Performance Award Agreement (2010 Long‑Term Incentive Plan) (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8‑K filed on February 3, 2011).
10.17

Ground Lease dated as of May 19, 1999 between City of Shreveport, as landlord, and Eldorado Casino Shreveport Joint Venture (formerly known as QNOV) as tenant (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

10.18

First Amendment to Lease Agreement made and entered into as of August 13, 2012, by and between City of Shreveport, as landlord, and Eldorado Casino Shreveport Joint Venture (formerly known as QNOV) as tenant (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

10.19	Lease between C, S & Y Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).
10.20

Addendum, dated as of March 20, 1973, to lease between C, S & Y Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

10.21

Amendment, dated as of January 1, 1978, to lease between C. S. & Y. Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

10.22

Amendment, dated as of January 31, 1985, to lease between C. S. & Y. Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

10.23

Amendment, dated as of December 24, 1987, to lease between C. S. & Y. Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

10.24

Reimbursement and Indemnification Agreement and Lease Amendment, entered into as of March 24, 1994, by and between Eldorado Hotel Associates Limited Partnership, and CS&Y Associates (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

10.25

Fourth Amendment, dated as of June 1, 2011, by and between Eldorado Resorts LLC and CS&Y Associates, to Reimbursement and Indemnification Agreement and Lease Amendment, entered into as of March 24, 1994, by and between Eldorado Hotel Associates Limited Partnership, and CS&Y Associates (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

10.27

Credit Agreement dated as of July 23, 2015, by and among the Company, certain of its wholly-owned subsidiaries (as guarantors), JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender and J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc., Credit Suisse Securities (USA) LLC, U.S. Bank National Association and KeyBank National Association as joint lead arrangers, joint bookrunners and co-syndication agents (incorporated by reference to our Current Report on Form 8‑K filed on July 23, 2015).

14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our Current Report on Form 8‑K filed on September 9, 2014).
21.1	Subsidiaries of the Registrant (filed herewith).

EXHIBIT NO.	ITEM TITLE
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Gary L. Carano pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
31.2	Certification of Robert M. Jones pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Robert M. Jones in accordance with 18 U.S.C. Section 1350 (filed herewith).
99.1	Description of Governmental Regulations and Licensing (filed herewith).
99.2	Audited consolidated financial statements of Circus and Eldorado Joint Venture, LLC, as of and for the years ended December 31, 2014 and 2013 (filed herewith).
99.3	Unaudited consolidated financial statements of Circus and Eldorado Joint Venture, LLC, as of November 23, 2015 and for the period January 1, 2015 through November 23, 2015 (filed herewith).
101.1	XBRL Instance Document
101.2	XBRL Taxonomy Extension Schema Document
101.3	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	XBRL Taxonomy Extension Definition Linkbase Document
101.5	XBRL Taxonomy Extension Label Linkbase Document
101.6	XBRL Taxonomy Extension Presentation Linkbase Document

*      Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO RESORTS, INC.

	By:	/s/ Gary L. Carano Gary L. Carano Chief Executive Officer
Dated: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Carano Gary L. Carano	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2016

/s/ Robert M. Jones Robert M. Jones	Chief Financial Officer (Principal Financial Officer)	March 15, 2016

/s/ Stephanie D. Lepori Stephanie D. Lepori	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2016

/s/ Frank J. Fahrenkopf Jr. Frank J. Fahrenkopf Jr.	Director	March 15, 2016

/s/ James B. Hawkins James B. Hawkins	Director	March 15, 2016

/s/ Michael E. Pegram Michael E. Pegram	Director	March 15, 2016

/s/ Thomas R. Reeg Thomas R. Reeg	Director	March 15, 2016

/s/ David P. Tomick David P. Tomick	Director	March 15, 2016

/s/ Roger P. Wagner Roger P. Wagner	Director	March 15, 2016

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

ELDORADO RESORTS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Eldorado Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Eldorado Resorts, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eldorado Resorts, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eldorado Resorts, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 15, 2016

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,	December 31,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,278	$87,604
Restricted cash	5,271	5,734
Accounts receivable, net	9,981	7,112
Due from affiliates	—	362
Inventories	11,742	7,234
Prepaid income taxes	112	—
Prepaid expenses and other	10,795	9,447
Total current assets	116,179	117,493
RESTRICTED CASH	—	2,500
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES	1,286	14,009
PROPERTY AND EQUIPMENT, NET	625,416	456,139
GAMING LICENSES AND OTHER INTANGIBLES, NET	492,033	491,913
GOODWILL	66,826	66,826
NON-OPERATING REAL PROPERTY	16,314	16,419
OTHER ASSETS, net	6,954	6,260
Total assets	$1,325,008	$1,171,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long‑term debt	$4,524	$32
Accounts payable	17,005	12,021
Due to affiliates	129	187
Accrued property, gaming and other taxes	19,424	15,782
Accrued payroll and related	17,852	9,443
Accrued interest	14,978	27,469
Income taxes payable	—	137
Deferred income taxes	—	2,608
Accrued other liabilities	31,798	24,165
Total current liabilities	105,710	91,844
LONG‑TERM DEBT, LESS CURRENT PORTION	861,713	775,059
DEFERRED INCOME TAXES	78,797	144,439
OTHER LONG-TERM LIABILITIES	8,121	8,595
Total liabilities	1,054,341	1,019,937
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY:
Common stock, 100,000,000 shares authorized, 46,817,829 and 46,426,714 issued and outstanding, par value $0.00001 as of December 31, 2015 and 2014, respectively	—	—
Paid‑in capital	170,897	165,857
Retained earnings (deficit)	99,758	(14,425)
Accumulated other comprehensive income	12	87
Stockholders' equity before non-controlling interest	270,667	151,519
Non-controlling interest	—	103
Total stockholders’ equity	270,667	151,622
Total liabilities and stockholders’ equity	$1,325,008	$1,171,559

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Year Ended
	December 31,
	2015	2014	2013
REVENUES:
Casino	$614,227	$298,848	$192,379
Pari-mutuel commissions	9,031	1,986	—
Food and beverage	97,740	68,233	60,556
Hotel	37,466	28,007	26,934
Other	26,077	13,198	10,384
	784,541	410,272	290,253
Less-promotional allowances	(64,757)	(48,449)	(43,067)
Net operating revenues	719,784	361,823	247,186
EXPENSES:
Casino	357,572	167,792	101,913
Pari-mutuel commissions	9,973	2,411	—
Food and beverage	52,606	37,411	28,982
Hotel	11,307	8,536	7,891
Other	15,325	9,348	7,290
Marketing and promotions	31,227	21,982	17,740
General and administrative	96,870	58,738	43,713
Corporate	16,469	4,617	—
Depreciation and amortization	56,921	28,643	17,031
Total operating expenses	648,270	339,478	224,560
LOSS ON SALE OR DISPOSAL OF PROPERTY	(6)	(84)	(226)
ACQUISITION CHARGES	(2,452)	(7,411)	(3,173)
EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATES	3,460	2,705	3,355
OPERATING INCOME	72,516	17,555	22,582
OTHER INCOME (EXPENSE):
Interest expense, net	(61,558)	(30,734)	(15,665)
Gain on extinguishment of debt of unconsolidated affiliate	—	—	11,980
Gain on valuation of unconsolidated affiliate	35,582	—	—
Gain on termination of supplemental executive retirement plan	—	715	—
Loss on early retirement of debt, net	(1,937)	(90)	—
Total other expense	(27,913)	(30,109)	(3,685)
NET INCOME (LOSS) BEFORE INCOME TAXES	44,603	(12,554)	18,897
BENEFIT (PROVISION) FOR INCOME TAXES	69,580	(1,768)	—
NET INCOME (LOSS)	114,183	(14,322)	18,897
NON‑CONTROLLING INTEREST	—	(103)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ERI, INC.	$114,183	$(14,425)	$18,897
Net Income (Loss) per share of Common Stock:
Basic	$2.45	$(0.48)	$0.81
Diluted	$2.43	$(0.48)	$0.81
Weighted Average Basic Shares Outstanding	46,550,042	29,901,405	23,311,492
Weighted Average Diluted Shares Outstanding	47,008,980	29,901,405	23,311,492

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE  INCOME (LOSS)

(dollars in thousands)

	For the Year Ended December 31,
	2015	2014	2013
NET INCOME (LOSS)	$114,183	$(14,322)	$18,897
Other Comprehensive Income (Loss), net of tax:
Defined benefit pension plan—amortization of net gain	(75)	87	—
Minimum pension liability adjustment of unconsolidated affiliate	—	(1,772)	1,772
Total Comprehensive Income (Loss)	114,108	(16,007)	20,669
Less: Comprehensive income attributable to noncontrolling interest	—	(103)	—
Comprehensive Income (Loss), net of tax	$114,108	$(16,110)	$20,669

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

						Accumulated
				Retained		Other
	Common Stock		Paid-in	Earnings	Noncontrolling	Comprehensive
	Shares	Amount	Capital	(Deficit)	Interest	Income	Total
Balance, December 31, 2012	23,311,492	$—	$61,003	$—	$—	$—	$61,003
Net income	—	—	18,897	—	—	—	18,897
Other comprehensive income-
Minimum pension liability adjustment of unconsolidated affiliate	—	—	—	—	—	1,772	1,772
Cash distributions	—	—	(6,097)	—	—	—	(6,097)
Balance, December 31, 2013	23,311,492	—	73,803	—	—	1,772	75,575
Noncash distribution of investment in Tamarack Crossing, LLC	—	—	(5,479)	—	—	—	(5,479)
Cash distributions	—	—	(575)	—	—	—	(575)
MTR Gaming shares converted upon reverse merger	23,100,140	—	98,011	—	—	—	98,011
Escrow shares returned to authorized and unissued	(25,290)	—	—	—	—	—	—
Net loss	—	—	—	(14,425)	103	—	(14,322)
Pension other comprehensive gain, net of tax of $50	—	—	—	—	—	87	87
Other comprehensive income-
Minimum pension liability adjustment of unconsolidated affiliate	—	—	—	—	—	(1,772)	(1,772)
Exercise of stock options	76,633	—	245	—	—	—	245
Shares withheld related to net share settlement of stock awards	(36,261)	—	(148)	—	—	—	(148)
Balance, December 31, 2014	46,426,714	—	165,857	(14,425)	103	87	151,622
Issuance of restricted stock units	17,980	—	1,488	—	—	—	1,488
Acquisition of non-controlling interest	373,135	—	3,552	—	(103)	—	3,449
Net income	—	—	—	114,183	—	—	114,183
Other comprehensive income-
Pension gain, net of tax	—	—	—	—	—	(75)	(75)
Balance, December 31, 2015	46,817,829	$—	$170,897	$99,758	$—	$12	$270,667

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$114,183	$(14,322)	$18,897
Adjustments to reconcile net income (net loss) to net cash provided by operating activities:
Depreciation and amortization	56,921	28,643	17,031
Amortization of debt issuance costs and (premium) discount	(4,372)	(2,261)	854
Equity in income of unconsolidated affiliates	(3,460)	(2,705)	(3,355)
Gain on termination of supplemental executive retirement plan assets of unconsolidated affiliate	—	(715)	—
Gain on extinguishment of debt of unconsolidated affiliate	—	—	(11,980)
Loss on early retirement of debt, net	1,937	90	—
Gain on valuation of unconsolidated affiliate	(35,582)	—	—
Distributions from unconsolidated affiliate	—	509	1,626
Change in fair value of acquisition related contingencies	52	16	—
Stock-based compensation expense	1,488	—	—
Loss on sale or disposal of property	6	84	226
(Benefit) provision for bad debts	(18)	1,070	847
(Benefit) provision for deferred income taxes	(70,773)	1,583	—
Change in operating assets and liabilities:
Restricted cash	711	(2,273)	(83)
Accounts receivable	2,955	358	(454)
Inventories	(71)	(12)	(264)
Prepaid expenses and other	2,094	2,503	(37)
Accounts payable	178	1,811	400
Interest payable	(14,112)	18,063	—
Income taxes payable	(137)	137	—
Accrued and other liabilities and due to affiliates	4,715	(973)	(172)
Net cash provided by operating activities	56,715	31,606	23,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of payables	(36,762)	(10,564)	(7,413)
Investment in and loans to unconsolidated affiliate	(1,010)	—	—
Net cash (used) acquired in business combinations	(125,016)	48,110	—
Proceeds from sale of property and equipment	153	3	19
Decrease in restricted cash due to credit support deposit	2,500	2,500	—
Reimbursement of capital expenditures from West Virginia regulatory authorities	1,266	799	—
Decrease (increase) in other assets, net	115	(435)	(166)
Net cash (used in) provided by investing activities	(158,754)	40,413	(7,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Senior Notes	375,000	—	—
Payments from issuance of New Term Loan	425,000	—	—
Borrowings under New Revolving Credit Facility	131,000	—	—
Principal payments under New Revolving Credit Facility	(37,500)	—	—
Principal payments under Senior Notes	(2,125)	—	—
Retirement of long‑term debt	(728,664)	(13,525)	(5,000)
Principal payments on capital leases	(88)	(225)	(369)
Debt issuance costs	(25,820)	—	—
Call premium on early retirement of debt	(44,090)	—	—
Cash distributions	—	(575)	(6,097)
Proceeds from exercise of stock options	—	245	—
Repurchase of treasury stock	—	(148)	—
Net cash provided by (used in) financing activities	92,713	(14,228)	(11,466)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,326)	57,791	4,510
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	87,604	29,813	25,303
CASH AND CASH EQUIVALENTS, END OF YEAR	$78,278	$87,604	$29,813
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$78,378	$14,848	$14,827
Local income taxes paid	1,198	360	—
Noncash distribution of Tamarack investment	—	5,479	—
Payables for capital expenditures	500	3,890	397
Capital lease obligations settled through deposits	—	—	68
Equipment acquired under capital leases	870	—	95

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 1. Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Eldorado Resorts, Inc. (“ERI” or the “Company”), a Nevada corporation formed in September 2013, and its consolidated subsidiaries. As explained in greater detail in Note 3, ERI was formed in September 2013 to be the parent company following the merger of wholly owned subsidiaries of the Company into Eldorado HoldCo LLC (“HoldCo”), a Nevada limited liability company formed in 2009 that is the parent company of Eldorado Resorts LLC (“Resorts”), and MTR Gaming Group, Inc. (“MTR Gaming”), a Delaware corporation incorporated in 1988 (the “Merger”). Effective upon the consummation of the Merger on September 19, 2014 (the “Merger Date”), MTR Gaming and HoldCo each became a wholly owned subsidiary of ERI and, as a result of such transactions, Resorts became an indirect wholly owned subsidiary of ERI. The Merger has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States (“US GAAP”). As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The accompanying consolidated financial statements for periods prior to the Merger Date are those of HoldCo and its subsidiaries, and for periods subsequent to the Merger Date also include MTR Gaming and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

On November 24, 2015 (the “Acquisition Date”), Resorts consummated the acquisition of all of the assets and properties of Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase” or the “Acquisition”) pursuant to a Purchase and Sale Agreement, dated as of July 7, 2015 (the “Purchase Agreement”), entered into with Circus Circus Casinos, Inc. and Galleon, Inc., each an affiliate of MGM Resorts International, with respect to the acquisition. On the Acquisition Date, Eldorado Resorts LLC also exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain affiliates and shareholders of the Company. As a result of these transactions, ELLC and CC-Reno, LLC, a newly formed Nevada limited liability company, became wholly-owned subsidiaries of ERI, and Silver Legacy became an indirect wholly‑owned subsidiary of ERI. The accompanying consolidated financial statements for periods prior to the Acquisition Date do not include the results of operations for Circus Reno and account for Silver Legacy as an investment in unconsolidated affiliate.

Resorts owns and operates the Eldorado Resorts Casino Reno, a premier hotel, casino and entertainment facility centrally located in downtown Reno, Nevada (the “Eldorado Reno”), which opened for business in 1973. Resorts also owns Eldorado Resort Casino Shreveport (“Eldorado Shreveport”), a  403‑room all suite art deco‑style hotel and a tri‑level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana, which commenced operations under its previous owners in December 2000.

Prior to the Acquisition Date, Resorts owned a  48.1% interest in the joint venture (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a major themed hotel and casino situated between and seamlessly connected at the mezzanine level to the Eldorado Reno and Circus Reno hotel and casino. Resorts acquired the remaining interest in Silver Legacy in 2015 as well as acquiring Circus Reno, previously owned and operated by Galleon, Inc., an indirect, wholly owned subsidiary of MGM Resorts International.

Resorts previously owned a 21.3% interest in Tamarack Crossing, LLC (“Tamarack”), a Nevada limited liability company that owned and operated Tamarack Junction, a casino in south Reno which commenced operations on September 4, 2001. On September 1, 2014, and as a condition to closing the Merger, Resorts distributed to HoldCo, and HoldCo subsequently distributed to its members, including members of the Carano family, on a pro rata basis Resorts’ interest in Tamarack.  No gain or loss was recognized in the accompanying consolidated financial statements as a result of such distribution because the distribution was in the amount of the book value of Tamarack and totaled $5.5 million.

MTR Gaming operates as a hospitality and gaming company with racetrack, gaming and hotel properties in West Virginia, Pennsylvania and Ohio. MTR Gaming, through its wholly owned subsidiaries, owns and operates Mountaineer Casino, Racetrack & Resort in Chester, West Virginia (“Mountaineer”), Presque Isle Downs & Casino in Erie, Pennsylvania (“Presque Isle Downs”), and Scioto Downs in Columbus, Ohio. Scioto Downs, through its subsidiary, RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company as described in Note 1. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into the Company’s consolidated financial statements include estimated useful lives for depreciable and amortizable assets, estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the recoverability of long‑lived assets, self‑insurance reserves, players’ club liabilities, contingencies and litigation, claims and assessments, and fair value measurements related to the Company’s long‑term debt. Actual results could differ from these estimates.

Cash and Cash Equivalents.  Cash and cash equivalents include all unrestricted, highly liquid investments purchased with a remaining maturity of 90 days or less. Cash and cash equivalents also includes cash maintained for gaming operations.

Restricted Cash.    Restricted cash includes unredeemed winning tickets from our racing operations, funds related to horsemen’s fines and certain simulcasting funds that are restricted to payments for improving horsemen’s facilities and racing purses at Scioto Downs, cash deposits that serve as collateral for letters of credit surety bonds and short‑term certificates of deposit that serve as collateral for certain bonding requirements.

The Company also has two certificates of deposit which are used for security with the Nevada Department of Insurance for its self‑insured workers compensation. The certificates of deposit matured on January 31, 2016 and February 5, 2016 at which time they were renewed into one certificate of deposit and increased to $598,000 and the maturity date was extended to January 28, 2017.

Each of Resorts and Galleon were required to each deposit $5.0 million of cash into a bank account as collateral in favor of the lender under Silver Legacy Joint Venture credit agreement in November 2013.  In conjunction with the Acquisition and repayment of Silver Legacy’s debt, the credit support obligation was eliminated.

Accounts Receivable and Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and assessments of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non‑interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well a historical collection experience and current economic and business conditions. Management believes that as of December 31, 2015 and 2014, no significant concentrations of credit risk existed.

Certain Concentrations of Risk.  The Company’s operations are in limited market areas. Therefore, the Company is subject to risks inherent within those markets. To the extent that new casinos enter into the markets or hotel room capacity is expanded, competition will increase. The Company may also be affected by economic conditions in the United States and globally affecting the markets or trends in visitation or spending in the markets in which it operates.

We maintain cash balances at certain financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. In addition, we maintain significant cash balances on hand at our gaming facilities.

Inventories.  Inventories are stated at the lower of average cost, using a first‑in, first‑out basis, or market. Inventories consist primarily of food and beverage, retail merchandise and operating supplies. Cost is determined primarily by the average cost method for food and beverage and operating supplies.

Property and Equipment.  Property and equipment are stated at cost. Depreciation is computed using the straight‑line method over the estimated useful life of the asset or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in operating income.

Investment in Unconsolidated Affiliates. The Company’s investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. The Company does not have significant variable interests in variable interest entities. All intercompany balances and transactions have been eliminated in consolidation.

      The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rate. There were no impairments of the Company’s equity method investments during 2015, 2014 or 2013.

Goodwill and Other Intangible Assets and Non‑Operating Real Properties.  Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2015, 2014 and 2013.

We have designated certain assets, consisting principally of land and undeveloped properties, as non‑operating real property and have declared our intent to sell those assets. However, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months. As such, these properties are not classified as held‑for‑sale as of December 31, 2015.

Indefinite‑Lived Intangible Assets.  Indefinite‑lived intangible assets consist primarily of expenditures associated with obtaining racing and gaming licenses. Indefinite‑lived intangible assets are not subject to amortization, but are subject to an annual impairment test. If the carrying amount of an indefinite‑lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess amount.

Self‑Insurance Reserves.  The Company is self‑insured for various levels of general liability, employee medical insurance coverage and workers’ compensation coverage. Self‑insurance reserves are estimated based on the Company’s claims experience and are included in accrued other liabilities on the consolidated balance sheets. At December 31, 2015 and 2014, accrued insurance and medical claims reserves were $3.5 million and $1.3 million, respectively.

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

Loyalty Program.  The Company offers programs at its properties whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption of earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and changes in the redemption patterns of our participating patrons can impact this liability. The aggregate outstanding liability for the loyalty program was $3.4 million and $2.4 million at December 31, 2015 and 2014, respectively, and is included as a component of other accrued liabilities in our accompanying consolidated balance sheets.

Revenues and Promotional Allowances.  The Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of certain cash and free play incentives. Pari‑mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing of simulcast signals from other race tracks and are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions, and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks. Hotel, food and beverage, and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer.

The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The Company rewards customers, through the use of our loyalty programs, with complimentaries based on amounts wagered or won that can be redeemed for a specified time period. The Company also offers discretionary coupons to our customers, the retail values of which are included as a component of promotional allowances in the accompanying consolidated statements of operations in accordance with Financial Accounting Standards Board (“FASB”) Section 605‑50 for revenue recognition.

The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Food and beverage	$44,998	$33,182	$29,356
Hotel	15,711	12,582	11,386
Other	4,048	2,685	2,325
	$64,757	$48,449	$43,067

The costs of providing such complimentary services are recorded in casino expenses in the accompanying consolidated statements of operations and are estimated as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Food and beverage	$31,220	$25,190	$22,873
Hotel	6,638	5,030	4,438
Other	2,330	1,860	1,608
	$40,188	$32,080	$28,919

Advertising.  Advertising costs are expensed in the period the advertising initially takes place and are included in marketing and promotions expenses. Advertising costs included in marketing and promotion expenses were $31.2 million, $22.0 million and $17.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Income Taxes.  We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred income tax liabilities and deferred income tax assets for the difference between the book basis and tax basis of assets and liabilities. We have recorded valuation allowances related to net operating loss carry forwards and certain temporary differences. Recognizable future tax benefits are subject to a valuation allowance, unless such tax benefits are determined to be more likely than not realizable. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Fair Value Measurements.  Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there is a three‑tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market‑based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

Stock‑Based Compensation.  We account for stock‑based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. ASC 718 requires all share‑based payments to employees and non‑employee members of the Board of Directors, including grants of stock options and restricted stock units (“RSUs”), to be recognized in the consolidated statement of operations based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or until an employee’s eligible retirement date, if earlier.

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

Segment Reporting.  The executive decision makers of our Company review operating results, assess performance and make decisions on a “significant market” basis. The Company’s management views each of its casino resorts as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s principal operating activities occur in three geographic regions: Nevada, Louisiana and Eastern. The Company has aggregated its operations into three reportable segments based on the similar characteristics of the operating segments within the regions in which they operate. We, therefore, consider Eldorado Reno, Silver Legacy and Circus Reno as Nevada, Eldorado Shreveport as Louisiana, and Scioto Downs, Presque Isle Downs and Mountaineer as Eastern.

Capitalized Interest.  The interest cost associated with major development and construction projects is capitalized and included in the cost of the project.  When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings.  Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. For the year ended December 31, 2015, the Company had $0.2 million of capitalized interest costs. The Company did not record capitalized interest costs in 2014 and 2013.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of adopting this accounting standard on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes—Balance Sheet Classification of Deferred Taxes”, which eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendment require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. The amendment is effective for annual periods beginning after December 15, 2016. Early application is permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company applied this guidance in the accompanying consolidated financial statements with prospective application effective October 1, 2015.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2016. We are evaluating the effects, if any, that the adoption of this guidance will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact on our financial statements and disclosures.

In April 2015, the FASB issued an accounting standards update which changes the presentation of debt issuance costs in financial statements. Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amortization of the costs is reported as interest expense. In August 2015, the FASB issued an accounting standards update which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period should be adjusted to reflect the period-specific effects of applying the new guidance. The effective dates for these updates were for the annual and interim periods beginning after December 15, 2015. We elected to early adopt this guidance during the third quarter of 2015.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”, which amends: the assessment of whether a limited partnership is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships, clarifies how to determine whether the equity holders as a group have power over an entity. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We elected to early adopt this guidance during the fourth quarter of 2015.

In January 2015, the FASB issued ASU No. 2015‑1, “Income Statement—Extraordinary and Unusual Items” (Subtopic 225‑20) which eliminates the concept of accounting of Extraordinary Items, previously defined as items that are both unusual and infrequent, which were reported as a separate item on the income statement, net of tax, after income from continuing operations. The elimination of this concept is intended to simplify accounting for unusual items and more closely align with international accounting practices. This amendment is effective for annual periods ending after December 15, 2015 and for subsequent interim and annual periods thereafter. Early adoption is permitted. We believe that the effects, if any, of the adoption of this guidance will not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014‑15, “Presentation of Financial Statements—Going Concern” (Subtopic 205‑40) which amends the current guidance in ASC Topic 205 by adding Subtopic 40. Subtopic 40 requires management to evaluate whether there are conditions or events that in aggregate would raise substantial doubt about an entity’s ability to continue as a going concern for one year from the date the financial statements are issued or available to be issued. If substantial doubt existed, management would be required to make certain disclosures related to nature of the substantial doubt and under certain circumstances, how that substantial doubt would be mitigated. This amendment is effective for annual periods ending after December 15, 2016 and for subsequent interim and annual periods thereafter. Early adoption is permitted. We are currently evaluating the effects, if any, adoption of this guidance will have on our consolidated financial statements.

In June 2014, the FASB issued an accounting standards update with respect to performance share awards. This accounting standards update requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. The effective date for this update is for the annual and interim periods beginning after December 15, 2015. Early adoption is permitted. We do not believe that the adoption of this accounting standard will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014‑9, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry‑specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted. We are currently evaluating the impact of the adoption of ASU 2014‑09 on our consolidated financial statements.

Reclassifications

Certain reclassifications of prior year presentations have been made to conform to the current period presentation.

Note 3. Acquisition and Preliminary Purchase Accounting

Purchase of Silver Legacy and Circus Reno

On November 24, 2015, the Company acquired all of the assets and properties of Circus Reno and the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. The total estimated purchase consideration is $224.9 million. The purchase consideration and allocation are still considered preliminary pending receipt of a final valuation report from third-party valuation specialists, the final determination of the income tax implications of the acquisition and fair values, and the finalization and approval by all parties of the purchase price allocation and working capital adjustments required under the Purchase and Sale Agreement.

Purchase consideration calculation (dollars in thousands)	Silver Legacy	Circus Reno	Total
Cash consideration paid by ERI for MGM’s 50% equity interest and MGM’s member note	$56,500	$16,000	$72,500
Fair value of ERI’s preexisting 50% equity interest	56,500	—	56,500
Settlement of Silver Legacy’s long term debt(1)	87,854	—	87,854
Closing Silver Legacy and Circus Reno net working capital(2)	6,124	1,916	8,040
Purchase consideration	$206,978	$17,916	$224,894

(1) Represents $5.0 million of short-term debt, $75.5 million of long-term debt, the remaining 50% of the $11.5 million of member notes (net of discount), and accrued interest.

(2) Per the Purchase and Sale Agreement, the purchase price was $72.5 million plus the Final Closing Circus Reno Net Working Capital (as defined in the Purchase and Sale Agreement). The preliminary working capital adjustment was $8.0 million and is subject to final approval and possible adjustment.

The transaction was accounted for using the acquisition method. Accordingly, goodwill if any, will be measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed.

Preliminary Purchase Price Allocation – Silver Legacy and Circus Reno

The following table summarizes the preliminary allocation of the estimated purchase consideration to the identifiable assets acquired and liabilities assumed in the Circus Reno/Silver Legacy Purchase. The fair values were based on management’s analysis, including preliminary work performed by third‑party valuation specialists. The following table summarizes the preliminary purchase price allocation of the acquired assets and assumed liabilities as of December 31, 2015 (dollars in thousands):

	Silver Legacy	Circus Reno	Total
Current and other assets, net	$21,625	$2,115	$23,740
Property and equipment	169,544	14,801	184,345
Intangible assets(1)	5,000	1,000	6,000
Other noncurrent assets	10,809	—	10,809
Net assets acquired	$206,978	$17,916	$224,894

(1) Intangible assets consist of trademarks which are non amortizable and loyalty programs which are amortized over one year.

Fair valuation methods used for the identifiable net assets acquired in that acquisition make use of quoted prices in active markets and discounted cash flows using current interest rates and are provisional pending development of a final valuation.

Trade receivables and payables, inventory as well as other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the fair value of those items at December 31, 2015, based on management’s judgments and estimates.

The fair value estimate of property and equipment utilized a combination of the cost and market approaches, depending on the characteristics of the asset classification. The fair value of land was determined using the market approach, which considers sales of comparable assets and applies compensating factors for any differences specific to the particular assets. With respect to personal property components of the assets (gaming equipment, furniture, fixtures and equipment, computers, and vehicles) the cost approach was used, which is based on replacement or reproduction costs of the asset. Building and site improvements were valued using the cost approach using a direct cost model built on estimates of replacement cost.

Trademark were valued using the relief‑from‑royalty method. The loyalty program was valued using a comparative business valuation method. Management has assigned trademarks an indefinite useful life, in accordance with its review of applicable guidance of ASC Topic No. 350, Intangibles—Goodwill and Other. The standard required management to consider, among other things, the expected use of the asset, the expected useful life of other related asset or asset group, any legal, regulatory, or contractual provisions that may limit the useful life, the Company’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, management determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. The loyalty program is being amortized on a straight‑line basis over a one year useful life.

For the period from the Acquisition Date through December 31, 2015, the Silver Legacy generated net revenue of $13.5 million and a net loss of $0.3 million. Circus Reno generated net revenues of $8.3 million and net income of $1.4 million during the same period.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the results of operations of the Company for the years ended December 31, 2015 and 2014, as if the Merger and Acquisition had both occurred on January 1, 2014 (in thousands except per share data).

	For the years ended December 31,
	2015	2014
Net revenues	$901,455	$908,415
Net income	97,783	40,552
Net income per common share:
Basic	$2.10	$0.87
Diluted	$2.08	$0.87
Weighted shares outstanding:
Basic	46,550,042	46,426,714
Diluted	47,008,980	46,509,008

These pro forma results do not necessarily represent the results of operations that would have been achieved if the acquisition had taken place on January 1, 2014, nor are they indicative of the results of operations for future periods. The pro forma amounts include the historical operating results of the Company, MTR Gaming, the Silver Legacy and Circus Reno prior to the Merger and Acquisition, with adjustments directly attributable to the Merger and Acquisition.

MTR Gaming Merger

Consideration Transferred

The total consideration paid was $103.0 million. The purchase consideration in a reverse acquisition is determined with reference to the value of equity that the accounting acquirer, HoldCo, would have had to issue to the owners of the accounting acquiree, MTR Gaming, to give them the same percentage interest in the combined entity. However, in a reverse acquisition between a public company as the legal acquirer and a private company as the accounting acquirer, the fair value of the legal acquirer’s publicly traded stock generally is a more reliable determination of the fair value of the purchase consideration than the fair value of the accounting acquirer’s untraded equity security, and, as such, is generally used in calculating the purchase consideration. Accordingly, the following table provides the calculation of the purchase price using the fair value of the outstanding common stock of MTR Gaming based on the closing stock price of $4.43 on the Merger Date, as well as a reconciliation of the total shares outstanding on the Merger Date.

Final Purchase Price Allocation

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Merger Date.  The fair values were based on management’s analysis, including work performed by third-party valuation specialists. The following table summarizes the final purchase price allocation of the acquired assets and assumed liabilities as recorded at fair value on the Merger Date (in thousands):

Current and other assets	$75,031
Property and equipment	289,211
Goodwill	66,826
Intangible assets (1)	473,000
Other noncurrent assets	20,381
Total assets	924,449
Current liabilities	46,446
Long-term debt (2)	624,877
Deferred income taxes (3)	143,104
Other noncurrent liabilities	7,011
Total liabilities assumed	821,438
Net assets acquired	$103,011

(1)	Intangible assets consist of gaming licenses, trade names and loyalty programs.
(2)	Long-term debt was comprised of MTR Second Lien Notes totaling $570.7 million.
(3)	Deferred tax liabilities were derived based on fair value adjustments for property and equipment, identified intangibles, deferred financing costs, certain long term liabilities and long-term debt.

Goodwill, the excess of the purchase price of acquiring MTR Gaming over the fair market value of the net assets acquired, in the amount of $66.8 million was recorded as of the Merger Date. The Company considers the goodwill to represent benefits expected to be realized as a result of the Merger.

Note 4. Accounts Receivable

Components of accounts receivable, net are as follows (in thousands):

	December 31,
	2015	2014
Accounts receivable	$12,055	$9,701
Allowance for doubtful accounts	(2,074)	(2,589)
Total	$9,981	$7,112

The provision for bad debt expense was $1.1 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively. There was a benefit for bad debt expense of less than $0.1 million in 2015. Write‑offs of accounts receivable were $1.1 million, $0.2 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Recoveries of accounts receivable previously written off during the years ended December 31, 2015 and 2014 amounted to $0.2 million and $0.2 million, respectively and were less than $0.1 million during the year ended December 31, 2013.

Note 5. Investment in Unconsolidated Affiliates

Hotel Partnership.  The Company holds a 42.1% variable interest in a partnership with other investors to develop a new 118-room Hampton Inn & Suites hotel to be developed at Scioto Downs. Pursuant to the terms of the partnership agreement, the Company contributed $1 million of cash and 2.4 acres of a leasehold immediately adjacent to the Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership will be responsible for the construction of the hotel at an estimated cost of $15.0 million and other investor members have been identified to operate the hotel upon completion. The Company is not the primary beneficiary, and therefore, the entity is accounted for under the equity method of accounting. At December 31, 2015, the Company’s investment in the partnership was $1.3 million, classified as “Investment in and advances to unconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

Silver Legacy Joint Venture.  Effective March 1, 1994, ELLC and Galleon, (each a “Partner” and, together, the “Partners”), entered into the Silver Legacy Joint Venture pursuant to a joint venture agreement (the “Joint Venture Agreement”) to develop the Silver Legacy. The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995.  Prior to the Acquisition Date, each partner owned a 50% interest in the Silver Legacy Joint Venture. Prior to the Merger Date, the Company owned a 48.1% interest in the Silver Legacy Joint Venture by means of its 96.2% ownership of ELLC, which owned a 50% interest in the Silver Legacy Joint Venture. The noncontrolling interest’s share of $103,000 in income was reflected in the accompanying consolidated statements of operations for the year ended December 31, 2014.

On the Acquisition Date, Resorts consummated the acquisition of the other 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. pursuant to the Purchase Agreement and also exercised its right to acquire the 3.8% interest in ELLC held by certain affiliates of the Company. As a result of these transactions, ELLC became a wholly-owned subsidiary of ERI and Silver Legacy became an indirect wholly‑owned subsidiary of ERI. In conjunction with the Acquisition, we recorded a $35.6 million gain related to the valuation of our pre-acquisition investment in the Silver Legacy Joint Venture.

As consideration for the noncontrolling interest, the Company issued 373,135 shares of common stock. Subsequent to this action the Company owned 100% of ELLC. The Company valued the shares at the market price on the day the shares were issued to the noncontrolling interest holders. The value of the total consideration paid was $3.6 million.

In December 2014, Silver Legacy deposited $5.0 million of cash into a cash collateral account securing its obligations under its credit agreement, which reduced the credit support obligation of each of ELLC and Galleon to $2.5 million each and resulted in the return of $2.5 million of the $5.0 million of cash collateral that Resorts previously provided as credit support for Silver Legacy’s obligations under its credit agreement. In August 2015, the remaining credit support obligation was released upon Silver Legacy’s deposit of an additional $5.0 million. The collateral deposit was included as noncurrent restricted cash in the amounts of $2.5 million in the accompanying consolidated balance sheets at December 31, 2014.

On December 16, 2013, the Silver Legacy Joint Venture entered into a new senior secured term loan facility totaling $90.5 million (the “New Silver Legacy Credit Facility”) to refinance its indebtedness under its then existing senior secured term loan and Silver Legacy Second Lien Notes. The New Silver Legacy Credit Facility was scheduled to mature on November 16, 2017, which was the maturity date of the original Silver Legacy credit facility. In connection with the Circus Reno/Silver Legacy Purchase, all amounts outstanding under the Silver Legacy Credit Facility were paid in full and the cash collateral securing such obligations were released.

Equity in income related to the Silver Legacy Joint Venture for the 2015 period prior to the Acquisition Date and for the years ended December 31, 2014 and 2013 amounted to $3.5 million, $2.0 million and 2.3 million, respectively.

Summarized information for the Company’s investment in and advances to the Silver Legacy Joint Venture for 2015 prior to its acquisition by the Company and for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Period from, January 1, 2015 through November 23,	For the year ended December 31,
	2015	2014	2013
Beginning balance	$14,009	$13,081	$(2,198)
Equity in income of unconsolidated affiliate	3,460	1,985	2,261
Gain on early extinguishment of debt of unconsolidated affiliate	—	—	11,980
Gain on termination of supplemental executive retirement plan of unconsolidated affiliate	—	715	—
Other comprehensive (loss) income-minimum pension liability adjustment of unconsolidated affiliate	—	(1,772)	1,772
Valuation of unconsolidated affiliate	35,582	—	—
Net acquisition of non controlling interest	3,449	—	—
Member’s distribution	—	—	(734)
Ending balance	$56,500	$14,009	$13,081

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

December 31,
2014

Current assets	$30,563
Property and equipment, net	190,592
Other assets, net	6,412
Total assets	$227,567
Current liabilities	$18,707
Long-term liabilities	89,322
Partners’ equity	119,538
Total liabilities and partners’ equity	$227,567

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Period from, January 1, 2015 through November 23,	For the year ended December 31,
	2015	2014	2013
Net revenues	$117,029	$127,095	$125,841
Operating expenses	(90,608)	(112,086)	(112,558)
Operating income	26,421	15,009	13,283
Other income (expense)	(19,226)	(9,607)	15,606
Reorganization items	—	—	(407)
Net income	$7,195	$5,402	$28,482

Tamarack.  Prior to the Merger, Resorts owned a 21.3% interest in Tamarack, which owned and operated Tamarack Junction, a small casino in south Reno, Nevada. Donald L. Carano (“Carano”), who was the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts, owned a 26.3% interest in Tamarack. Four members of Tamarack, including Resorts and three unaffiliated third parties, managed the business and affairs of Tamarack Junction. At December 31, 2013, Resorts’ financial investment in Tamarack was $5.3 million. Resorts’ capital contribution to Tamarack represented its proportionate share of the total capital contributions of the members. Resorts’ investment in Tamarack was accounted for using the equity method of accounting. Equity in income related to Tamarack for the period prior to its disposition in 2014 and for the year ended December 31, 2013 of $0.7 million and $1.1 million, respectively, is included as a component of operating income.

On September 1, 2014, and as a condition to closing the Merger, Resorts distributed to HoldCo and HoldCo subsequently distributed to its members, including members of the Carano family, on a pro rata basis Resorts’ interest in Tamarack. No gain or loss was recognized in the accompanying unaudited consolidated financial statements as a result of such distribution because the distribution was in the amount of the book value of Tamarack. The distributed interests in Tamarack had a carrying amount of $5.5 million.

Summarized information for the Company’s equity in Tamarack for 2014 prior to its disposition and for the year ended December 31, 2013 is as follows (in thousands):

	Period from,
	January 1, 2014	For the year ended
	through	December 31,
	September 1, 2014	2013

Beginning balance	$5,268	$5,066
Member’s distribution	(509)	(892)
Equity in net income of unconsolidated affiliate	720	1,094
Distribution of investment	(5,479)	—
Ending balance	$—	$5,268

Summarized unaudited results of operations for Tamarack are as follows (in thousands):

	Period from, January 1, 2014	For the year ended
	through	December 31,
	September 1, 2014	2013
Net revenues	$12,908	$21,548
Operating expenses	(9,431)	(16,172)
Operating income	3,477	5,376
Other expense	(45)	(97)
Net income	$3,432	$5,279

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated
	Service Life	December 31,
	(years)	2015	2014
Land and improvements	—	$54,633	$40,170
Buildings and other leasehold improvements	10 - 45	619,614	460,662
Riverboat	25	39,027	39,023
Furniture, fixtures and equipment	3 - 15	229,798	193,448
Furniture, fixtures and equipment held under capital leases (Note 16)	3 - 15	4,199	3,592
Construction in progress		2,692	3,130
		949,963	740,025
Less—Accumulated depreciation and amortization		(324,547)	(283,886)
Property and equipment, net		$625,416	$456,139

Substantially all property and equipment is pledged as collateral under our long‑term debt (see Note 9).

Depreciation expense, including amortization expense on capital leases, was $51.0 million, $26.9 million and $17.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, accumulated depreciation and amortization includes $3.3 million and $3.4 million, respectively, related to assets acquired under capital leases.

During the year ended December 31, 2015, Mountaineer submitted $3.9 million for reimbursement from the West Virginia Racing Commission for capital expenditures of which $1.3 million has been reimbursed in 2015. These reimbursement amounts were applied against the applicable acquisition costs, which resulted in corresponding adjustments to the basis of the capitalized fixed assets. These reimbursements, which are reflected within investing activities in our accompanying consolidated statement of cash flows, did not have a material impact on our consolidated financial statements. Future reimbursements from the West Virginia Racing Commission are subject to the availability of racing funds.

In addition to the racing funds discussed above, Mountaineer also participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission of $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. As of December 31, 2015, Mountaineer remains eligible for $3.0 million under annual modernization fund grants that expire in varying dates through June 30, 2017. We can make no assurances Mountaineer will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration nor that the modernization funds will continue to be available.

Note 7. Other and Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	December 31,
	2015	2014

Goodwill	$66,826	$66,826
Gaming license (indefinite-lived)	482,074	482,074
Trade names	9,800	6,700
Loyalty programs	7,700	4,800
	499,574	493,574
Accumulated amortization trade names	(2,462)	(547)
Accumulated amortization loyalty programs	(5,079)	(1,114)
Total goodwill and other intangible assets	$492,033	$491,913
Land held for development	$906	$906
Other	6,048	5,354
Total Other Assets, net	$6,954	$6,260

Goodwill, the excess of the purchase price of acquiring MTR Gaming over the fair market value of the net assets acquired, in the amount of $66.8 million was recorded as of December 31, 2015. For financial reporting purposes, goodwill is not amortized, but is reviewed no less than annually or when events or circumstances indicate the carrying value might exceed the market value to determine if there has been an impairment in the recorded value.

Included in gaming licenses is the Eldorado Shreveport gaming license recorded at $20.6 million at both December 31, 2015 and 2014. The license represents an intangible asset acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate. Included in gaming licenses are the gaming and racing licenses of Mountaineer, Presque Isle Downs and Scioto Downs totaling $482.1 million, which reflects the fair value of the licenses calculated as of the Merger Date, as well as the Eldorado Shreveport gaming license in the amount of $20.6 million as of December 31, 2015 and 2014. Gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful life.

Trade names are amortized on a straight‑line basis over a 3.5 year useful life and the loyalty program is amortized on a straight‑line basis over a one year useful life. Amortization expense with respect to trade names and the loyalty program amounted to $1.9 million and $4.0 million, respectively, for the year ended December 31, 2015, which is included in depreciation and amortization in the consolidated statements of operations. Such amortization expense is expected to be $1.9 million during each of the years ended December 31, 2016 through 2017 and $0.4 million for the year ended December 31, 2018.

Note 8. Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued insurance and medical claims	$3,472	$1,273
Unclaimed chips	2,320	938
Accrued purses and track related liabilities	3,758	4,303
Jackpot liabilities and other accrued gaming promotions	8,517	8,439
Construction project and equipment liabilities	1,911	2,333
Other	11,820	6,879
	$31,798	$24,165

Note 9. Long‑Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2015	2014
Senior Notes	$375,000	$—
Less: Unamortized debt issuance costs	(8,957)	—
Net	366,043	—

New Term Loan	422,875	—
Less: Unamortized discount and debt issuance costs	(14,465)	—
Net	408,410	—

New Revolving Credit Facility	93,500	—
Less: Unamortized debt issuance costs	(2,533)	—
Net	90,967	—

Resorts Senior Secured Notes	—	168,000
Less: Unamortized discount and debt issuance costs	—	(3,771)
Net	—	164,229

MTR Second Lien Notes	—	560,664
Add: Unamortized premium	—	50,163
Net	—	610,827

Capital leases	817	35
Less: Current portion	(4,524)	(32)
Total long-term debt	$861,713	$775,059

Scheduled maturities of long‑term debt are $93.5 million in 2020, $395.3 million in 2022 and $375.0 million in 2023. Debt issuance costs and the discount associated with the issuance of the Senior Notes, New Term Loan and New Revolving Credit Facility (as such terms are defined below) in July 2015 totaled $25.8 million. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense. Amortization of the debt issuance costs and the discount associated with the Senior Notes and New Credit Facility (as defined below) totaled $1.5 million for the year ended December 31, 2015.

Amortization of Resorts’ bond costs was computed using the straight‑line method, which approximated the effective interest method, over the term of the bonds, and was included in interest expense. Amortization expense with respect to deferred financing costs on Resorts Senior Secured Notes (as defined below) amounted to $0.5 million and $0.9 million for years ended December 31, 2015 and 2014, respectively.

Refinancing Transaction and Senior Notes

On July 23, 2015, the Company issued $375 million in aggregate principal amount of 7.0% senior notes due 2023 (“Senior Notes”) pursuant to the indenture, dated as of July 23, 2015 (the “Indenture”), at an issue price equal to 100.0% of the aggregate principal amount of the Senior Notes. The Senior Notes are guaranteed by all of the Company’s direct and indirect restricted subsidiaries other than immaterial subsidiaries, CC-Reno and the Silver Legacy Joint Venture. CC-Reno, LLC and the Silver Legacy Joint Venture will become guarantors upon receipt of the requisite gaming approvals. The Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

The Company used the net proceeds from the Senior Notes offering together with borrowings under the New Term Loan and the New Revolving Credit Facility (as defined below) to (i) purchase or otherwise redeem (a) all of the outstanding Resorts Senior Secured Notes and (b) all of the outstanding MTR Second Lien Notes, (ii) pay a portion of the purchase price for the Circus Reno/Silver Legacy Purchase and repay all amounts outstanding under the Silver Legacy Joint Venture credit facility, and (iii) pay fees and costs associated with such transactions. Net proceeds from the Senior Notes offering totaling $50.0 million were used for the Circus Reno/Silver Legacy Purchase on the Acquisition Date. As a result of the July 2015 refinancing, we recognized a $1.9 million net loss on the early retirement of debt.

On or after August 1, 2018, the Company may redeem all or a portion of the Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the Senior Notes redeemed, to the applicable redemption date, if redeemed during the twelve month period beginning on August 1 of the years indicated below:

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

The Indenture contains certain covenants limiting, among other things, the Company’s ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

•	pay dividends or distributions or make certain other restricted payments or investments;
•	incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the Senior Notes or the guarantees of the Senior Notes;
•	create liens;
•	transfer and sell assets;
•	merge, consolidate, or sell, trainer or otherwise dispose of all or substantially all of the Company’s assets;
•	enter into certain transactions with affiliates;
•	engage in lines of business other than the Company’s core business and related businesses; and
•	create restrictions on dividends or other payments by restricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable. As of December 31, 2015, the Company was in compliance with all of the covenants under the Indenture relating to the Senior Notes.

New Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “New Term Loan”)

and a new $150.0 million five year revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan, the “New Credit Facility”). Also on July 23, 2015, the Company borrowed $40.0 million under the New Revolving Credit Facility. As of December 31, 2015, the Company had $422.9 million outstanding on the New Term Loan and $93.5 million in borrowings outstanding under the New Revolving Credit Facility. The Company had $56.5 million of available borrowing capacity under its New Revolving Credit Facility as of December 31, 2015. At December 31, 2015, the interest rate on the New Term Loan was 4.25% and the average interest rate on the New Revolving Credit Facility was 3.7%.

The New Term Loan bears interest at a rate per annum of, at the Company’s option, either (x) LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or (y) a base rate plus 2.25%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum of, at the Company’s option, either (x) LIBOR plus a spread ranging from 2.5% to 3.25% or (y) a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on the Company’s total leverage ratio.  Additionally, the Company pays a commitment fee on the unused portion of the New Revolving Credit Facility not being utilized in the amount of 0.50% per annum.

The New Credit Facility is secured by substantially all of the Company’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the New Credit Facility (other than certain subsidiary guarantors designated as immaterial or restricted subsidiaries) (the ‘‘New Credit Facility Guarantors’’), whether owned on the closing date of the New Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the New Credit Facility Guarantors. The New Credit Facility is also secured by a pledge of all of the equity owned by us and the New Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the New Credit Facility Guarantors to incur additional indebtedness, create liens on collateral, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

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

The credit agreement governing the New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the Senior Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor. As of December 31, 2015, the Company was in compliance with the covenants under the New Credit Facility.

Note 10. Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2015 and 2014 are presented below (amounts in thousands). For the year ended December 31, 2013, the Company was treated as a partnership for income tax purposes.

	2015	2014
Current:
Federal	$(29)	$10
State	665	120
Local	557	55
Total current	1,193	185
Deferred:
Federal	(68,103)	846
State	(2,691)	711
Local	21	26
Total deferred	(70,773)	1,583
Income tax (benefit) expense	$(69,580)	$1,768

The following is a reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the years ended December 31, 2015 and 2014:

	2015	2014
Federal statutory rate	35.0%	(35.0)%
State and local taxes	1.0%	(4.4)%
State tax rate adjustment	(3.3)%	—%
Permanent items	0.4%	3.6%
Valuation allowance	(180.5)%	77.3%
Minority interest	0.2%	1.2%
Change in tax status	18.2%	(28.0)%
Non-taxable gain on fair value adjustment	(27.9)%	—%
Other	0.9%	(0.6)%
(Benefit) provision for income taxes	(156.0)%	14.1%

For the year ended December 31, 2015, the difference between the effective rate and the statutory rate is attributable primarily to the release of most of the federal valuation allowance on the Company’s deferred tax assets and the non-taxable gain on the fair value adjustment of previously unconsolidated affiliate. The Company continues to provide for a valuation allowance against net federal and state deferred tax assets associated with non-operating land, the sale of which could result in capital losses that can only be offset against capital gains. The Company also continues to provide for a valuation allowance against net state deferred tax assets relating to operations in Pennsylvania and West Virginia. Management determined it was not more-likely-than-not that the Company will realize these net deferred tax assets.

For the year ended December 31, 2014, the difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on the Company’s deferred tax assets. As a result of the Company’s net operating losses and net deferred tax asset position as of December 31, 2014 (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as “Naked Credits”), the Company provided for a full valuation allowance against substantially all of the net federal and the net state deferred tax assets.

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. For the year ended December 31, 2014, the Company was in a three-year cumulative loss position, which was significant negative evidence, and the Company did not have positive evidence to outweigh the negative evidence.  For the year ended December 31, 2015, the Company’s position changed to a three-year cumulative income position. Additionally, due to positive evidence including reduction in interest expense and acquisitions of properties with positive operations, management believes it is more-likely-than-not to realize its federal, Louisiana and City of Columbus, Ohio deferred tax assets with the exception of non-operating land. The Company will continue to evaluate the realization of its deferred tax assets on a quarterly basis and make adjustments to its valuation allowance as appropriate.

Prior to September 19, 2014, HoldCo was taxed as a partnership under the Internal Revenue Code pursuant to which income taxes were primarily the responsibility of the partners. The Company is a C Corporation subject to the federal and state corporate‑level income taxes at prevailing corporate tax rates. As a result of this change in status, a state tax expense of $0.7 million was recognized by the Company during 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred taxes related to continuing operations at December 31, 2015 and 2014 are as follows (amounts in thousands):

	2015	2014
Deferred tax assets:
Loss and credit carryforwards	$50,100	$43,505
Accrued expenses	7,134	6,431
Fixed assets	8,697	10,956
Investment in partnerships	—	5,845
Debt	11,611	23,826
Stock-based compensation	701	179
Other	599	35
	78,842	90,777
Deferred tax liabilities:
Identified intangibles	(145,053)	(146,715)
Investment in partnerships	(2,008)	—
Prepaid expenses	(1,906)	(2,042)
Other	(97)	—
	(149,064)	(148,757)
Valuation allowance	(8,575)	(89,067)
Net deferred tax liabilities	$(78,797)	$(147,047)

At December 31, 2015, management determined it was more‑likely‑than‑not that the Company will realize its federal, Louisiana and Columbus, Ohio deferred tax assets. The recognition of the federal deferred tax assets during 2015 resulted in an income tax benefit of $80.3 million. Management has determined that it is not more-likely-than-not that the Company will realize its Pennsylvania and West Virginia deferred tax assets. Therefore, a full valuation allowance has been recognized against these deferred tax assets, excluding deferred tax liabilities related to indefinite‑lived assets. These indefinite‑lived assets primarily related to gaming licenses in various jurisdictions. These gaming licenses are not being amortized for book purposes, and will only reverse upon ultimate sale or book impairment. Due to the uncertain timing of such reversal, the temporary differences associated with indefinite‑lived intangibles and certain land improvements cannot be considered a source of future taxable income for purposes of determining the valuation allowance.

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of $133.3 million and $40.0 million, respectively. The federal and state net operating losses begin to expire in 2027 and 2018, respectively. As of December 31, 2015, the Company had Alternative Minimum Tax credit carryforwards of $0.6 million, which can be carried forward indefinitely. As of December 31, 2015, the Company had federal jobs credit carryforwards of $0.8 million, which begin to expire in 2026.

Utilization of net operating loss, credit, and other carryforwards are subject to annual limitations due to ownership changes as provided by the Internal Revenue Code of 1986, as amended and similar state provisions. An ownership change is defined as a greater than 50% change in ownership by 5% shareholders in any three‑year period. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, the Company had a “change in ownership” event that limits the utilization of net operating loss, credit, and other carryforwards that were previously available to MTR Gaming Group to offset future taxable income. The “change in ownership” event occurred on September 19, 2014 in connection with the merger with MTR Gaming Group. This limitation resulted in no significant loss of federal attributes, but did result in significant loss of state attributes. The federal and state net operating loss credit and other carryforwards are stated net of limitations.

As of December 31, 2015, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files a US federal and various state and local income tax returns. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2012.

Note 11. Employee Benefit Plans

Resorts’ Plans.  Resorts participates in a multi-employer savings plan (the “401(k) Plan”) qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan in which Resorts participates functions as an aggregation of several single-employer plans in order to enable the participating employers to pool plan assets for investment purposes and to reduce the costs of plan administration. The 401(k) Plan maintains separate accounts for each employer so that each employer’s contributions provide benefits only for its employees.  Generally, all employees of Resorts who are 21 years of age or older, who have completed six months and 1,000 hours of service and who are not covered by collective bargaining agreements, including the named executive officers, are eligible to participate in the 401(k) Plan. Employees who elect to participate in the 401(k) Plan may defer up to 100% but not less than 1% of their annual compensation, subject to statutory and certain other limits. Effective February 15, 2009, Resorts ceased making matching contributions to the 401(k) Plan. Effective February 1, 2014, Eldorado Reno reinstated an employer matching contribution up to 25 percent of the first four percent of each participating employee’s compensation. Employees of the Eldorado Shreveport also participate in Resorts’ 401(k) Plan. The plan covering Eldorado Shreveport’s employees allows for an employer contribution up to 50 percent of the first six percent of each participating employee’s contribution, subject to statutory and certain other limits. Resorts’ matching contributions were $0.5 million, $0.4 million and $0.2 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

MTR Gaming’s Plans.    In December 2008, MTR Gaming established the MTR Gaming Group, Inc. Retirement Plan (the “MTR Retirement Plan”). At that time, the Mountaineer qualified defined contribution plan and the Scioto Downs’ 401(k) plan were merged into the MTR Retirement Plan. Additionally, the Retirement Plan provides 401(k) participation to Presque Isle Downs’ employees. Matching contributions by MTR Gaming were $0.1 million and $0.1 million for 2015 and the 2014 period subsequent to the Merger Date, respectively.

Mountaineer’s qualified defined contribution plan (established by West Virginia legislation) covers substantially all of its employees and was merged as a component of the MTR Retirement Plan as previously discussed.  Contributions to the plan are based on 1/4% of the race track and simulcast wagering handles and approximately 1% of the net win from gaming operations until the racetrack reaches its Excess Net Terminal Income threshold, which for Mountaineer is approximately $160 million per year based on the state’s June 30 fiscal year. Contributions to the MTR Retirement Plan for the benefit of Mountaineer employees were $1.3 million and $0.4 million for 2015 and for the 2014 period subsequent to the Merger Date, respectively.

Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. Scioto Downs’ pension income during the 2014 period subsequent to the Merger Date was $39,000. As of December 31, 2015, the fair value of the plan assets was $1.1 million and the fair value of the benefit obligations was $0.9 million, resulting in an over-funded status of $0.3 million. The plan assets are comprised primarily of money market and mutual funds whose values are determined based on quoted market prices and are classified in Level 1 of the fair value hierarchy. We did not make cash contributions to the Scioto Downs pension plan during 2015.

On January 1, 2016 the Company established a new multi‑employer savings plan for all of its employees. The plan covering Resorts’ employees allows for an employer contribution up to 50 percent of the first four percent of each participating employee’s contribution, up to a maximum of $1,000, subject to statutory and certain other limits.

Note 12. Common Stock and Incentive Awards

Common Stock and Stock‑Based Awards

The Company has authorized common stock of 100,000,000 shares, par value $0.00001 per share.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense recognized was $1.5 million during the year ended December 31, 2015. There was no stock based compensation expense in 2014. These amounts are included in corporate expenses in the Company’s consolidated statements of operations.

The Board of Directors (“BOD”) adopted the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (“2015 Plan”) on January 23, 2015 and our shareholders subsequently approved the adoption of the 2015 Plan on June 23, 2015. The Plan permits the granting of stock options, including incentive stock options (“ERI Stock Options”), stock appreciation rights (“SARs”), restricted stock or restricted stock units (“RSUs”), performance awards, and other stock-based awards and dividend equivalents. ERI Stock Options primarily vest ratably over three years and RSUs granted to employees and executive officers primarily vest and become non-forfeitable upon the third anniversary of the date of grant. RSUs granted to non-employee directors vest immediately and are delivered upon the date that is the earlier of termination of service on the BOD or the consummation of a change of control of the Company. The performance awards relate to the achievement of defined levels of performance and are generally measured over a one or two-year performance period depending upon the award agreement. If the performance award levels are achieved, the awards earned will vest and become payable at the end of the vesting period, defined as either a one or two calendar year period following the performance period. Payout ranges are from 0% up to 200% of the award target. Other stock-based awards will consist of any right which is not an ERI Stock Option, SAR, RSU, or performance award, and an award based on shares of the Company’s common stock.

On January 23, 2015, the Compensation Committee of the BOD of the Company approved the grant of 685,606 RSUs and performance awards with a fair value of $4.03 per unit, the NASDAQ average price per share on that date, to executive officers and certain key employees under the 2015 Plan, and the grant of 89,900 RSUs with a fair value of $4.03 per unit, the NASDAQ average price per share on that date, to non-employee members of the BOD under the 2015 Plan. Such awards became effective upon our shareholders’ approval of the 2015 Plan on June 23, 2015. Throughout 2015, an additional 9,171 RSUs were granted to certain employees under the 2015 Plan.

A summary of the RSU activity for the year ended December 31, 2015 is as follows:

		Weighted-Average	Weighted-Average
	Equity	Grant Date	Remaining	Aggregate
	Awards	Fair Value	Contractual Life	Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2014	—	$—	—	—
Granted (1)	917,283	4.08
Vested	(89,900)	4.03
Unvested outstanding as of December 31, 2015	827,383	$4.09	2.12	$3.4

(1) Includes 475,409 of performance awards expected to be awarded at 135% of target.

As of December 31, 2015, the Company had $2.4 million of unrecognized compensation expense, including performance awards at the 135% target, related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.12 years.

During the first quarter of 2016, an executive officer terminated employment with the Company. In conjunction with the termination, unvested RSU’s totaling 75,516, which were outstanding as of December 31, 2015, subsequently vested. As a result, stock compensation expense totaling $0.3 million and severance costs totaling $0.8 million were recognized during the first quarter of 2016.

On September 19, 2014, as a result of the Merger, all MTR Gaming common stock, par value $0.00001 per share (“MTR Stock”), all options and rights to receive MTR Gaming Stock (each, a “Stock Option”) granted under the MTR Gaming 2010 Long Term Incentive Plan (the “MTR Plan”), and all restricted stock units in respect of shares of MTR Gaming Stock (each, an “MTR RSU”) that were outstanding immediately prior to the Effective Time were converted into a right to receive shares of ERI Stock, or options to acquire ERI Stock, as follows:

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

•

Each MTR RSU that was outstanding under the MTR Plan (including any such MTR RSUs held in participant accounts under any employee benefit or compensation plan or arrangement of MTR Gaming) were settled in the same number of shares of ERI stock as the number of shares of MTR Stock that were subject to such MTR RSU immediately prior to the Effective Time. No further vesting, lapse, or other restrictions under the terms of the prior award agreement applicable to such MTR RSU will apply.

Upon consummation of the Mergers, the Company assumed the MTR Plan from MTR Gaming in accordance with the Plan’s terms. No future equity awards will be made pursuant to the MTR Plan. However, outstanding awards granted under the MTR Plan will continue unaffected. Due to the MTR Gaming Stock Options being fully vested immediately prior to the Mergers and no additional equity awards being issued by the Company subsequent to the Merger, the Company did not record any stock‑based compensation expense during the year ended December 31, 2014.

A summary of the Stock Option activity from the date of the Merger Date is as follows:

						Weighted-Average
		Range of			Weighted-Average	Remaining	Aggregate
	Options	Exercise Prices			Exercise Price	Contractual Life	Intrinsic Value
						(in years)	(in millions)
Outstanding as of Merger Date	474,833	$ 2.44	-	$16.27	$7.13
Granted
Exercised	(76,633)	$ 2.44	-	$3.94	$3.22
Expired	—			—	—
Forfeited	—			—	—
Outstanding and Exercisable as of December 31, 2014	398,200	$ 2.44	-	$16.27	$7.88	4.54	$0.2
Expired	(86,000)			$11.30	$11.30
Outstanding and Exercisable as of December 31, 2015	312,200	$ 2.44	-	$16.27	$6.94	3.47	$1.3

There were no options exercised in 2015. Cash received from the exercise of stock options was $0.2 million for the year ended December 31, 2014. The Company did not recognize a tax benefit from the stock option exercises as the Company is in a net operating loss carryforward position.

Note 13. Earnings per Share

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands, except per share amounts):

	2015	2014	2013
Net income (loss) available to common stockholders	$114,183	$(14,425)	$18,897
Shares outstanding:
Weighted average shares outstanding	46,550,042	29,901,405	23,311,492
Diluted shares outstanding	47,008,980	29,901,405	23,311,492
Basic net income (loss) per common share	$2.45	$(0.48)	$0.81
Diluted net income (loss) per common share	$2.43	$(0.48)	$0.81

As the accounting acquirer in the Merger and in accordance with the applicable accounting guidance in ASC 805, for purposes of computing comparative earnings per share, the Company has presented the historical weighted average number of common shares outstanding multiplied by the exchange ratio established in the Merger Agreement (see Note 3) for the year ended December 31, 2013. At the Merger Date, there were no dilutive securities outstanding.

Note 14. Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive loss is related to the Scioto Downs defined benefit pension plan. A summary of the change in accumulated other comprehensive income during the year ended December 31, 2015 is as follows (in thousands):

Balance as of December 31, 2014	$87
Other comprehensive loss before reclassifications, net of tax of $2	(75)
Balance as of December 31, 2015	$12

Note 15. Fair Value Measurements

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate fair value:

Cash and Cash Equivalents:  Cash equivalents include investments in money market funds. Investments in this category can be redeemed immediately at the current net asset value per share. A money market fund is a mutual fund whose investments are primarily in short‑term debt securities designed to maximize current income with liquidity and capital preservation, usually maintaining per share net asset value at a constant amount, such as one dollar. The carrying amounts approximate the fair value because of the short maturity of those instruments.

Restricted Cash:  The credit support deposit was classified as Level 1 as its carrying value approximates market prices.

Advance to Silver Legacy Joint Venture:  The $7.5 million note receivable, which was settled at the Acquisition Date as part of the Circus Reno/Silver Legacy Purchase, due to ELLC from the Silver Legacy Joint Venture (see Note 5) was classified as Level 2 based upon market‑based inputs.

Long‑term Debt:  The $375 million in aggregate principal amount of Senior Notes, Resorts Senior Secured Notes and MTR Second Lien Notes were classified as Level 2 based upon market‑based inputs. The fair value of the Senior Notes was calculated based on management’s estimates of the borrowing rates available as of December 31, 2015, for debt with similar terms and maturities. The fair value of Resorts Senior Secured Notes and the MTR Second Lien Notes were based on quoted market prices as of December 31, 2014.

Term Loan:  Resorts’ term loan under the New Credit Facility (see Note 9) is classified as Level 2 as it is tied to market rates of interest and its carrying value approximates market value.

Revolving Credit Facility:  Resorts’ revolving credit facility under the New Credit Facility (see Note 9) is classified as Level 2 as it is tied to market rates of interest and its carrying value approximates market value.

Acquisition‑Related Contingent Considerations:  Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn‑out provisions. We consider the acquisition‑related contingency’s fair value measurement, which includes forecast assumptions, to be Level 3 within the fair value hierarchy. The fair value of the acquisition‑related contingent consideration was based on its fair value as of the Merger Date.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$78,278	$78,278	$87,604	$87,604
Restricted cash	5,271	5,271	8,234	8,234
Advance to Silver Legacy Joint Venture	—	—	—	4,911
Financial liabilities:
7.0% Senior Notes	$366,043	$367,500	$—	$—
New Term Loan	408,410	419,796	—	—
New Revolving Credit Facility	90,967	93,500	—	—
8.625% Senior Secured Notes	—	—	164,229	174,720
11.5% Senior Secured Second Lien Notes	—	—	610,827	606,919
Acquisition-related contingent considerations	529	529	524	524

The following table represents the change in acquisition‑related contingent consideration liabilities during the period from the Merger Date to December 31, 2015 (amounts in thousands):

Balance as of Merger Date	$508
Amortization of present value discount(1)	38
Fair value adjustment for change in consideration expected to be paid(2)	(22)
Settlements	—
Balance as of December 31, 2014	524
Amortization of present value discount(1)	52
Fair value adjustment for change in consideration expected to be paid(2)	38
Settlements	(85)
Balance as of December 31, 2015	$529

(1) Changes in present value are included as a component of interest expense in the consolidated statements of operations.

(2) Fair value adjustments for changes in earn-out estimates are recorded as a component of general and administrative expense in the consolidated statements of operations.

Note 16. Commitments and Contingencies

Capital Leases.  The Company leases certain equipment under agreements classified as capital leases. The future minimum lease payments, including interest, at December 31, 2015 are $0.3 million in 2016, 2017 and 2018. After reducing these amounts for interest of $0.1 million, the present value of the minimum lease payments at December 31, 2015 is $0.8 million.

Operating Leases.    The Company leases land and certain equipment, including some of our slot machines, timing and photo finish equipment, videotape and closed circuit television equipment, and certain pari‑mutuel equipment, under operating leases. Future minimum payments under non‑cancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2015 (in thousands):

Leases
2016	$2,782
2017	2,034
2018	1,702
2019	1,466
2020	1,287
Thereafter	25,942
$35,213

Total rental expense under operating leases (exclusive of the Shreveport ground lease described below) was $3.7 million, $2.3 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Additional rent for land upon which the Eldorado Reno resides of $0.6 million in each of the years ended December 31, 2015, 2014 and 2013 was paid to C. S. & Y. Associates, a general partnership of which Donald L. Carano is a general partner (see Note 17). This rental agreement expires June 30, 2027 and the rental payments are more fully described in Note 17, Related Parties.

Eldorado Shreveport is party to a ground lease with the City of Shreveport for the land on which the casino was built. The lease had an initial term which ended December 20, 2010 with subsequent renewals for up to an additional 40 years. The base rental amount during the initial ten-year lease term was $0.5 million per year. The Louisiana Partnership has extended the lease for the first five-year renewal term during which the base annual rental is $0.4 million. The annual base rental payment will increase by 15% during each of the second, third, fourth and fifth five‑year renewal terms with no further increases. The base rental portion of the ground lease is being amortized on a straight‑line basis. In addition to the base rent, the lease requires percentage rent based on adjusted gross receipts to the City of Shreveport and payments in lieu of admission fees to the City of Shreveport and the Bossier Parish School Board. Expenses under the terms of the ground lease are as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013
Ground lease:
Base rent	$585	$585	$585
Percentage rent	1,363	1,336	1,400
	1,948	1,921	1,985
Payment in lieu of admissions fees and school taxes	$5,985	$5,908	$6,154

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

Collective Bargaining Agreements.    As of December 31, 2015, we had approximately 7,800 employees. As of such date, we had 11 collective bargaining agreements covering approximately 1,100 employees.

Ohio Gaming Referendum Challenge.  On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As interveners, we, along with four of the other racinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the Court of Common Pleas dismissed the case; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013 in the 10th District Court of Appeals. In March 2013, the Court of Appeals upheld the ruling. The decision of the Appeals Court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal. The Ohio Supreme Court temporarily stayed the appeal until it first ruled on a matter with similar procedural issues. A decision was issued on that case on June 10, 2014. In response to a motion to dismiss as improvidently granted which was filed jointly by Appellees, the remaining propositions of law were briefed by the parties and oral argument before the Ohio Supreme Court was held on June 23, 2015. A decision on the case has not been issued by the Ohio Supreme Court.

Environmental Remediation.  In October 2004, the Company acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with the acquisition of the International Paper site, the Company entered into a consent order and decree (the “Consent Order”) with the PaDEP and International Paper insulating us from liability for certain pre‑existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a “baseline environmental report” and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, the Company sold 205 acres to GEIDC who assumed primary responsibility for the remediation obligations under the Consent Order relating to the property they acquired. However, the Company was advised by the PaDEP that it was not released from its liability and responsibility under the Consent Order. The Company also purchased an Environmental Risk Insurance Policy in the amount of $10.0 million with respect to the property, which was renewed in October 2015 for a period of one year. The Company believes that the insurance coverage is in excess of any exposure that we may have in this matter.

Regulatory Gaming Assessments.  The Pennsylvania Gaming Control Board (the “PGCB”), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively “the Borrowers”), were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the Borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of $63.8 million.

The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania’s slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (1) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (2) single year gross slot revenue (during the state’s fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee’s proportionate share of gross slot revenue. MTR Gaming has estimated that its total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be $4.1 million and will be paid quarterly over a ten‑year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although MTR Gaming cannot determine when payment will begin, it has considered a similar repayment model for the General Fund borrowings and estimated that its total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $2.1 million, which has been accrued in the accompanying consolidated balance sheet at December 31, 2015.

The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. The estimated total obligation at December 31, 2015 and 2014 was $4.3 million and $5.0 million, respectively and is accrued in the accompanying consolidated balance sheet. MTR Gaming paid $0.4 million in 2015 and $0.1 million during the 2014 period subsequent to the Merger Date.

Agreements with Horsemen and Pari-mutuel Clerks.  The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a “proceeds agreement”) with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari‑mutuel clerks. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2018. With respect to the Mountaineer pari‑mutuel clerks, we have a labor agreement in force until November 30, 2016 and a proceeds agreement until April 14, 2018. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari‑mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer’s application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. Scioto Downs has the requisite agreement in place with the OHHA until December 31, 2023, with automatic two‑year renewals unless either party requests re‑negotiation pursuant to its terms. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen’s Benevolent and Protective Association until May 1, 2019. With the exception of the respective Mountaineer, Presque Isle Downs and Scioto Downs horsemen’s agreements and the agreement between Mountaineer and the pari‑mutuel clerks’ union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

Note 17. Related Parties

REI and HCM

Prior to the consummation of the Merger, Resorts was party to a management agreement (the “Eldorado Management Agreement”) with REI and HCM, pursuant to which REI and HCM (collectively, the “Managers”) agreed to (a) develop strategic plans for Resorts’ business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of Resorts, (c) establish and oversee the operation of financial accounting systems and controls and regularly review Resorts’ financial reports, (d) provide planning, design and architectural services to Resorts and (e) furnish advice and recommendations with respect to certain other aspects of Resorts’ operations. In consideration for such services, Resorts agreed to pay the Managers a management fee not to exceed 1.5% of Resorts’ annual net revenues, not to exceed $600,000 per year. The current term of the Eldorado Management Agreement was scheduled to continue in effect until July 1, 2017. During each of the years 2014 and 2013, the Company paid management fees to REI and HCM in the aggregate amount of $0.5 million and $0.6 million, respectively.  REI is beneficially owned by members of the Carano family and HCM is beneficially owned by members of the Poncia family. The Carano family and Poncia family hold ownership interests in ERI of 23.8% and 12.5%, respectively, as of December 31, 2015. Management fees were not paid subsequent to the consummation of the Merger. Subsequent to the consummation of the Merger, Donald L. Carano and Raymond J. Poncia received remuneration in the amount of $0.4 million and $0.2 million in both 2015 and 2014, respectively, for their services as consultants to ERI and its subsidiaries in lieu of the management fees previously paid under the terms of the Eldorado Management Agreement.

REI shares certain officers with the Company including Gary Carano who holds the title of Treasurer with REI, Gene Carano who is an Executive Vice President with REI and Glenn Carano who is the Secretary of REI.

C. S. & Y.

The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates, a general partnership of which Carano is a general partner (the “CSY Lease”). The CSY Lease expires on June 30, 2027. Annual rent is equal to the greater of (1) $0.4 million or (2) an amount based on a decreasing percentage of the Eldorado’s gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million.  Rent pursuant to the CSY Lease amounted to $0.6 million in each of the years ended December 31, 2015, 2014 and 2013. Additionally, a subordination fee of $0.1 million was paid annually during the term of the Resorts Senior Secured Notes. As a result of the July 2015 refinancing, the subordination was eliminated.

Silver Legacy

In 2015, all related party transactions between Silver Legacy and Resorts refer to the period of January 1, 2015 to the Acquisition Date at which time all transactions were eliminated in consolidation.

As of December 31, 2014, the Company’s receivables from related parties amounted to $0.4 million.  As of December 31, 2014, the Company’s payables to related parties amounted to $0.2 million. At December 31, 2015, there were no receivables or payables to related parties.

Resorts owns the skywalk that connects the Silver Legacy with Eldorado Reno.  The charges from the service provider for the utilities associated with this skywalk are billed to the Silver Legacy together with the charges for the utilities associated with the Silver Legacy.  Such charges are paid to the service provider by Silver Legacy, and the Silver Legacy is reimbursed by Eldorado Reno for the portion of the charges allocable to the utilities provided to the skywalk.  The charges for the utilities provided to the skywalk during January 1, 2015 through the Acquisition Date and during each year ended December 31, 2014 and 2013 were $0.1 million, respectively.

In October 2005, the Silver Legacy began providing on-site laundry services for Eldorado Reno related to the cleaning of certain types of linens.  Although there is no agreement obligating Eldorado Reno to utilize this service, it is anticipated that the Silver Legacy will continue to provide these laundry services in the future.  The Silver Legacy charges Eldorado Reno for labor and laundry supplies on a per unit basis which totaled $0.1 million, $0.2 million and $0.1 million, respectively, during the period from January 1, 2015 through the Acquisition Date and the years ended December 31, 2014 and 2013.

Since 1998, the Silver Legacy has purchased from Eldorado Reno homemade pasta and other products for use in the restaurants at Silver Legacy. For purchases of these products during the period from January 1, 2015 through the Acquisition Date and the years ended December 31, 2014 and 2013, which are billed to Silver Legacy at cost plus associated labor, the Silver Legacy paid Eldorado Reno $0.1 million.

During the period from January 1, 2015 through the Acquisition Date and during 2014 and 2013, the Silver Legacy reimbursed Resorts $0.9 million, $0.5 million and $0.6 million, respectively, for Silver Legacy’s allocable portion of the shared administrative services costs associated with the operations performed at Eldorado Reno, Eldorado Shreveport and MTR and Resorts reimbursed the Silver Legacy $0.8 million in the 2015 period and $0.3 million in both 2014 and 2013 for Eldorado Reno’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

Note 18. Segment Information

The following table sets forth, for the period indicated, certain operating data for our reportable segments. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company’s principal operating activities occur in three geographic regions: Nevada, Louisiana and parts of the eastern United States. The Company has aggregated its operating segments into three reportable segments: Eldorado Reno, Silver Legacy and Circus Reno as Nevada, Eldorado Shreveport as Louisiana, and Scioto Downs, Presque Isle and Mountaineer as Eastern. (Acquisition Date through December 31, 2015 and Merger Date through December 31, 2014).

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Revenues and expenses
Nevada:
Net operating revenues(a)	$127,802	$105,945	$109,691
Expenses, excluding depreciation and corporate	(107,723)	(95,592)	(96,685)
Loss on sale or disposal of property	(3)	—	(14)
Equity in income of unconsolidated affiliates	3,460	2,705	3,355
Acquisition charges	—	(6,298)	(3,173)
Depreciation	(9,547)	(7,951)	(8,318)
Operating income (loss)—Nevada	$13,989	$(1,191)	$4,856
Louisiana:
Net operating revenues	$136,342	$133,960	$140,495
Expenses, excluding depreciation, amortization(a)	(107,316)	(112,068)	(113,844)
Gain (loss) on sale or disposal of property	18	(84)	(212)
Depreciation and amortization	(7,621)	(8,403)	(8,713)
Operating income—Louisiana	$21,423	$13,405	$17,726
Eastern:
Net operating revenues	$455,640	$124,168	$—
Expenses, excluding depreciation, amortization and corporate	(359,841)	(100,808)	—
Gain on sale or disposal of property	33	—	—
Depreciation and amortization	(39,341)	(12,274)	—
Operating income—Eastern	$56,491	$11,086	$—
Corporate:
Corporate expenses	$(16,469)	$(4,617)	$—
Acquisition charges	(2,452)	(1,113)	—
Loss on sale or disposal of property	(54)	—	—
Depreciation and amortization	(412)	(15)	—
Operating loss—Corporate	$(19,387)	$(5,745)	$—

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Total Reportable Segments
Net operating revenues(a)	$719,784	$364,073	$250,186
Expenses, excluding depreciation, amortization(a)	(591,349)	(313,085)	(210,529)
Loss on sale or disposal of property	(6)	(84)	(226)
Equity in income of unconsolidated affiliates	3,460	2,705	3,355
Acquisition charges	(2,452)	(7,411)	(3,173)
Depreciation and amortization	(56,921)	(28,643)	(17,031)
Operating income—Total Reportable Segments	$72,516	$17,555	$22,582
Reconciliations to Consolidated Net Income (Loss):
Operating Income — Total Reportable Segments	$72,516	$17,555	$22,582
Unallocated income and expenses:
Interest income	—	18	16
Interest expense	(61,558)	(30,752)	(15,681)
Gain on valuation of unconsolidated affiliate	35,582	—	—
Gain on extinguishment of debt of unconsolidated affiliate	—	—	11,980
Gain on termination of supplemental executive retirement plan assets of unconsolidated affiliate	—	715	—
Loss on early retirement of debt	(1,937)	(90)	—
Non‑controlling interest	—	(103)	—
Benefit (provision) for income taxes	69,580	(1,768)	—
Net income (loss)	$114,183	$(14,425)	$18,897

(a)

Net revenues for Nevada and expenses for Louisiana are net of the elimination of $2.3 million and $3.0 million of management and incentive fees received by Eldorado Reno and paid by Eldorado Shreveport for 2014 and 2013, respectively. There were no such fees paid in 2015.

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Capital Expenditures
Nevada	$4,682	$3,475	$3,520
Louisiana	4,032	3,273	3,893
Eastern	26,556	3,816	—
Corporate	1,492	—	—
Total	$36,762	$10,564	$7,413

	As of December 31,

	2015	2014
	(in thousands)
Total Assets
Nevada	$376,760	$235,170
Louisiana	135,403	141,317
Eastern	883,344	921,726
Corporate	495,202	—
Eliminating entries (a)	(565,701)	(126,654)
Total	$1,325,008	$1,171,559

(a)	Reflects the following eliminations for the periods indicated.

Proceeds from Resorts Senior Secured Notes loaned to Eldorado Shreveport	$—	$116,308
Reclass deferred tax assets against deferred tax liabilities	1,080	—
Accrued interest on the above intercompany loan	11,521	418
Intercompany receivables/payables	394,804	130
Net investment in Silver Legacy/Circus Reno	88,314	—
Net investment in and advances to MTR Gaming	5,000	5,000
Net investment in and advances to Silver Legacy	56,500	—
Net investment in and advances to Eldorado Shreveport	8,482	4,798
	$565,701	$126,654

Note 19. Consolidating Condensed Financial Information

All of our wholly owned subsidiaries, except for the subsidiaries acquired in the Acquisition, have fully and conditionally guaranteed on a joint and several basis, the payments of all obligations under our Senior Notes and New Credit Facility as of December 31, 2015. Silver Legacy Joint Venture, LLC and CC-Reno, LLC were not guarantors as of December 31, 2015, but will become guarantors upon receipt of the required regulatory approval.

The consolidating condensed balance sheet as of December 31, 2015 is as follows:

Balance Sheet
	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Current assets	$2,248	$87,976	$31,102	$(5,147)	$116,179
Intercompany receivables	401,998	—	—	(401,998)	—
Investment in and advances to unconsolidated affiliates	—	62,786	—	(61,500)	1,286
Investments in subsidiaries	88,314	—	—	(88,314)	—
Property and equipment, net	2,553	439,640	183,223	—	625,416
Other assets	89	575,466	6,572	—	582,127
Total assets	$495,202	$1,165,868	$220,897	$(556,959)	$1,325,008

Current liabilities	$24,238	$78,508	$30,616	$(27,652)	$105,710
Intercompany payables	—	389,272	(8,149)	(381,123)	—
Long-term debt, less current maturities	486,171	325,542	50,000	—	861,713
Other accrued liabilities	4,905	151,910	2,525	(72,422)	86,918
Stockholders’ equity	(20,112)	220,636	145,905	(75,762)	270,667
Total liabilities and stockholders’ equity	$495,202	$1,165,868	$220,897	$(556,959)	$1,325,008

The consolidating condensed statement of operations for the year ended December 31, 2015 is as follows:

Statement of Operations
	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Revenues:
Gaming and pari-mutuel commissions	$—	$612,229	$11,029	$—	$623,258
Non-gaming	—	147,894	13,389	—	161,283
Gross revenues	—	760,123	24,418	—	784,541
Less promotional allowances	—	(62,113)	(2,644)	—	(64,757)
Net revenues	—	698,010	21,774	—	719,784

Operating expenses:
Gaming and pari-mutuel commissions	—	362,011	5,534	—	367,545
Non-gaming	—	71,966	7,272	—	79,238
Marketing and promotions	—	30,100	1,127	—	31,227
General and administrative	13,738	109,808	3,553	(13,760)	113,339
Depreciation and amortization	369	54,893	1,659	—	56,921
Total operating expenses	14,107	628,778	19,145	(13,760)	648,270

Loss on disposal of assets	—	(6)	—	—	(6)
Acquisition charges	(2,368)	(84)	—	—	(2,452)
Equity in income of unconsolidated affiliates	—	3,460	—	—	3,460
Operating (loss) income	(16,475)	72,602	2,629	13,760	72,516

Interest expense, net	(10,613)	(49,409)	(1,536)	—	(61,558)
Gain on valuation of unconsolidated affiliate	—	35,582	—	—	35,582
Loss on early retirement of debt	(1,855)	(82)	—	—	(1,937)
Net (loss) income before income taxes	(28,943)	58,693	1,093	13,760	44,603
Income tax benefit	—	2,561	—	67,019	69,580
Net (loss) income	$(28,943)	$61,254	$1,093	$80,779	$114,183

The consolidating Condensed Statement of Cash Flows for the year ended December 31, 2015 is as follows:

Statement of Cash Flows
	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Net cash (used in) provided by operating activities	$(856)	$51,784	$8,379	$(2,592)	$56,715
INVESTING ACTIVITIES:
Capital expenditures, net of payables	(2,602)	(33,920)	(240)	—	(36,762)
Reimbursement of capital expenditures from West Virginia regulatory authorities	—	1,266	—	—	1,266
Investment in unconsolidated affiliate	—	(1,010)	—	—	(1,010)
Proceeds from sale of property and equipment	—	153	—	—	153
Decrease in restricted cash due to credit support deposit	—	2,500	—	—	2,500
(Increase) Decrease in other assets, net	(89)	1,993	(42)	(1,747)	115
Net cash (used) acquired in business combinations	(211,813)	—	—	86,797	(125,016)
Net cash (used in) provided by investing activities	(214,504)	(29,018)	(282)	85,050	(158,754)
FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	800,000	—	—	—	800,000
Net borrowings on New Revolving Credit Facility	93,500	—	—	—	93,500
Principal payments under Senior Notes	(2,125)	—	—	—	(2,125)
Retirement of long-term debt	(649,538)	(79,126)	—	—	(728,664)
Principal payments on capital leases	—	(88)	—	—	(88)
Debt issuance costs	(25,820)	—	—	—	(25,820)
Call premium on early retirement of debt	—	(44,090)	—	—	(44,090)
Net proceeds from (payments to) related parties	—	73,036	(5,832)	(67,204)	—
Net cash provided by (used in) financing activities	216,017	(50,268)	(5,832)	(67,204)	92,713
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	657	(27,502)	2,265	15,254	(9,326)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	87,604	15,254	(15,254)	87,604
CASH AND CASH EQUIVALENTS, END OF YEAR	$657	$60,102	$17,519	$—	$78,278

Note 20. Quarterly Data (Unaudited)

The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2015, 2014 and 2013. The quarterly information only includes the operations of Silver Legacy and Circus Reno from the Acquisition Date through December 31, 2015 and MTR Gaming from the Merger Date through December 31, 2015.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2015:
Revenues	$182,809	$198,356	$199,536	$203,840
Less—promotional allowances	(15,358)	(15,723)	(15,996)	(17,680)
Net revenues	167,451	182,633	183,540	186,160
Operating expenses	154,766	160,430	161,610	171,464
Operating income	12,084	23,059	24,092	13,281
Net (loss) income	$(6,164)	$4,795	$5,399	$110,153
Basic net (loss) income per common share	$(0.13)	$0.10	$0.12	$2.36
Diluted net (loss) income per common share	$(0.13)	$0.10	$0.12	$2.33
Weighted average shares outstanding—basic	46,494,638	46,516,614	46,516,614	46,670,735
Weighted average shares outstanding—diluted	46,494,638	46,657,618	46,763,589	47,227,127

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2014:
Revenues	$67,083	$72,725	$90,528	$179,936
Less—promotional allowances	(10,053)	(10,976)	(11,579)	(15,841)
Net revenues	57,030	61,749	78,949	164,095
Operating expenses	53,726	56,054	72,943	156,755
Operating income	1,552	6,775	2,778	6,450
Net (loss) income	$(2,333)	$2,909	$(4,064)	$(10,834)
Basic and diluted net (loss) income per common share	$(0.10)	$0.12	$(0.16)	$(0.23)
Weighted average shares outstanding—basic and diluted	23,311,492	23,311,492	26,075,022	46,441,249

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2013:
Revenues	$72,607	$76,864	$74,950	$65,832
Less—promotional allowances	(10,428)	(11,036)	(11,319)	(10,284)
Net revenues	62,179	65,828	63,631	55,548
Operating expenses	55,448	57,301	57,283	54,528
Operating income	6,025	10,500	7,092	1,035
Net income	$2,087	$6,548	$3,184	$7,078
Basic and diluted net income per common share	$0.09	$0.28	$0.14	$0.30
Weighted average shares outstanding—basic and diluted	23,311,492	23,311,492	23,311,492	23,311,492

ELDORADO RESORTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Column B
	Balance at			Column E
	Beginning of	Column C	Column D	Balance at End
Column A	Period	Additions(1)	Deductions(2)	of Period
Year ended December 31, 2015:
Allowance for doubtful accounts	$2,589	$(18)	$497	$2,074
Year ended December 31, 2014:
Allowance for doubtful accounts	$1,379	$1,266	$56	$2,589
Year ended December 31, 2013:
Allowance for doubtful accounts	$1,605	$847	$1,073	$1,379

(1)	Amounts charged to costs and expenses, net of recoveries.
(2)	Uncollectible accounts written off, net of recoveries of $927,000, $200,000 and $28,000 in 2015, 2014 and 2013, respectively.