Form 10-Q
period 2016-03-31
Eldorado Resorts, Inc.
filed 2016-05-10
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

(Address and zip code of principal executive offices)

(775) 328‑0100

(Registrant’s telephone number, including area code)

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

The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of April 29, 2016 was 47,075,635.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED

MARCH 31, 2016

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,099	$78,278
Restricted cash	9,054	5,271
Accounts receivable, net	9,534	9,981
Inventories	11,319	11,742
Prepaid income taxes	—	112
Prepaid expenses and other	11,956	10,795
Total current assets	85,962	116,179
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES	1,286	1,286
PROPERTY AND EQUIPMENT, NET	618,121	625,416
GAMING LICENSES AND OTHER INTANGIBLES, NET	490,831	492,033
GOODWILL	66,826	66,826
NON-OPERATING REAL PROPERTY	16,259	16,314
OTHER ASSETS, net	6,783	6,954
Total assets	$1,286,068	$1,325,008
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,527	$4,524
Accounts payable	20,691	17,005
Due to affiliates	43	129
Accrued property, gaming and other taxes	12,006	19,424
Accrued payroll and related	15,187	17,852
Accrued interest	7,720	14,978
Income taxes payable	130	—
Accrued other liabilities	35,549	31,798
Total current liabilities	95,853	105,710
LONG-TERM DEBT, LESS CURRENT PORTION	826,798	861,713
DEFERRED INCOME TAXES	80,392	78,797
OTHER LONG-TERM LIABILITIES	8,069	8,121
Total liabilities	1,011,112	1,054,341
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Common stock, 100,000,000 shares authorized, 46,942,735 and 46,817,829 issued and outstanding, par value $0.00001 as of March 31, 2016 and December 31, 2015, respectively	—	—
Paid-in capital	171,816	170,897
Retained earnings	103,128	99,758
Accumulated other comprehensive income	12	12
Total stockholders’ equity	274,956	270,667
Total liabilities and stockholders’ equity	$1,286,068	$1,325,008

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
REVENUES:
Casino	$169,078	$147,662
Pari-mutuel commissions	684	1,205
Food and beverage	33,739	22,182
Hotel	20,165	7,034
Other	10,885	4,726
	234,551	182,809
Less-promotional allowances	(20,985)	(15,358)
Net operating revenues	213,566	167,451
EXPENSES:
Casino	96,262	86,818
Pari-mutuel commissions	1,324	1,696
Food and beverage	19,728	11,921
Hotel	7,129	2,190
Other	6,074	2,867
Marketing and promotions	9,574	7,101
General and administrative	31,655	23,544
Corporate	6,904	4,160
Depreciation and amortization	16,204	14,469
Total operating expenses	194,854	154,766
GAIN ON SALE OR DISPOSAL OF PROPERTY	71	1
ACQUISITION CHARGES	(520)	(84)
EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE	—	(518)
OPERATING INCOME	18,263	12,084
OTHER EXPENSE:
Interest expense, net	(12,991)	(17,232)
Loss on early retirement of debt, net	(66)	—
Total other expense	(13,057)	(17,232)
NET INCOME (LOSS) BEFORE INCOME TAXES	5,206	(5,148)
PROVISION FOR INCOME TAXES	(1,836)	(1,016)
NET INCOME (LOSS)	$3,370	$(6,164)
Net Income (Loss) per share of Common Stock:
Basic	$0.07	$(0.13)
Diluted	$0.07	$(0.13)
Weighted Average Basic Shares Outstanding	46,933,094	46,494,638
Weighted Average Diluted Shares Outstanding	47,534,761	46,494,638

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
NET INCOME (LOSS)	$3,370	$(6,164)
Other Comprehensive Income (Loss), net of tax:
Other Comprehensive Income	—	—
Comprehensive Income (Loss), net of tax	$3,370	$(6,164)

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,370	$(6,164)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,204	14,469
Amortization of debt issuance costs and (premium) discount	847	(2,523)
Equity in loss of unconsolidated affiliate	—	518
Loss on early retirement of debt, net	66	—
Change in fair value of acquisition related contingencies	1	16
Stock-based compensation expense	1,454	590
Gain on sale or disposal of property	(71)	(1)
Provision for bad debts	145	116
Provision for deferred income taxes	1,706	634
Change in operating assets and liabilities:
Restricted cash	(3,783)	(2,623)
Accounts receivable	302	1,438
Inventories	423	85
Prepaid expenses and other	(1,162)	815
Accounts payable	3,591	(2,655)
Interest payable	(7,258)	(12,497)
Income taxes payable	130	286
Accrued and other liabilities and due to affiliates	(5,112)	(1,003)
Net cash provided by (used in) operating activities	10,853	(8,499)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of payables	(10,624)	(7,495)
Proceeds from sale of property and equipment	88	2
Reimbursement of capital expenditures from West Virginia regulatory authorities	1,692	—
Decrease in other assets, net	171	304
Net cash used in investing activities	(8,673)	(7,189)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under New Term Loan	(1,063)	—
Borrowings under New Revolving Credit Facility	14,000	—
Payments under New Revolving Credit Facility	(48,500)	—
Payments on capital leases	(68)	(3)
Debt issuance costs	(194)	—
Taxes paid related to net share settlement of equity awards	(534)	—
Net cash used in financing activities	(36,359)	(3)
DECREASE IN CASH AND CASH EQUIVALENTS	(34,179)	(15,691)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	78,278	87,604
CASH AND CASH EQUIVALENTS, END OF YEAR	$44,099	$71,913
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$19,422	$32,238
Cash paid during period for income taxes	—	360
NON-CASH FINANCING ACTIVITIES
Payables for capital expenditures	95	247

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 24, 2015 (the “Acquisition Date”), Resorts consummated the acquisition of all of the assets and properties of Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the joint venture (the “Silver Legacy Joint Venture”) owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase” or the “Acquisition”) pursuant to a Purchase and Sale Agreement, dated as of July 7, 2015 (the “Purchase Agreement”), entered into with Circus Circus Casinos, Inc. and Galleon, Inc., each an affiliate of MGM Resorts International, with respect to the acquisition. On the Acquisition Date, Eldorado Resorts LLC also exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain affiliates and shareholders of the Company. As a result of these transactions, ELLC and CC-Reno, LLC, a newly formed Nevada limited liability company, became wholly-owned subsidiaries of ERI, and Silver Legacy Joint Venture became an indirect wholly‑owned subsidiary of ERI. The accompanying unaudited consolidated financial statements for periods prior to the Acquisition Date do not include the results of operations for Circus Reno and account the Silver Legacy Joint Venture as an investment in an unconsolidated affiliate.

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

Prior to the Acquisition Date, Resorts owned a 48.1% interest in the Silver Legacy Joint Venture which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a major themed hotel and casino situated between and seamlessly connected at the mezzanine level to the Eldorado Reno and Circus Reno. Resorts acquired the remaining interest in Silver Legacy in 2015 as well as acquiring Circus Reno.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance under accounting principles generally accepted in the United States (“US GAAP”) for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are normal and recurring, considered necessary for a fair presentation and have been included herein. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or any future period.

The executive decision makers of our Company review operating results, assess performance and make decisions on a “significant market” basis. The Company’s management views each of its properties as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s principal operating activities occur in three geographic regions: Nevada, Louisiana and parts of the eastern United States. The Company has aggregated its operations into three reportable segments based on the similar characteristics of the operating segments within the regions in which they operate. We, therefore, consider Eldorado Reno, Silver Legacy and Circus Reno as Nevada, Eldorado Shreveport as Louisiana, and Scioto Downs, Presque Isle Downs and Mountaineer as Eastern.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassifications

Certain reclassifications of prior year presentations have been made to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In March 2016, The FASB issued Accounting Standard Update (ASU) 2016-09, “Compensation—Stock Compensation.” The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. These areas include income tax consequences, classification of awards as either equity or a liability, and classification on the statement of cash flow. The effective date is for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this ASU prospectively in the first quarter of 2016. Under the new guidance, we recognized a reduction in income tax expense of $0.4 million in the first quarter of 2016 as a result of excess tax benefits. There were no excess tax benefits in the first quarter of 2015.

In February 2016, the FASB issued an ASU which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of adopting this accounting standard on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2016. We have adopted this guidance, and it had no impact on our consolidated financial statements for the three months ended March 31, 2016.

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

In April 2015, the FASB issued an ASU which changes the presentation of debt issuance costs in financial statements. Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amortization of the costs is reported as interest expense. In August 2015, the FASB issued an accounting standards update which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period should be adjusted to reflect the period-specific effects of applying the new guidance. The effective dates for these updates were for the annual and interim periods beginning after December 15, 2015. We elected to early adopt this guidance during the third quarter of 2015.

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

Note 2. Acquisition and Preliminary Purchase Accounting

On November 24, 2015, the Company acquired all of the assets and properties of Circus Reno and the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. The total estimated purchase consideration is $224.9 million. The purchase consideration and allocation are still considered preliminary pending the update of a final valuation report from third-party valuation specialists resulting from the final determination of the income tax implications of the Acquisition on the fair values, and the finalization and approval by all parties of the purchase price allocation including working capital adjustments required under the Purchase and Sale Agreement.

Purchase consideration calculation (dollars in thousands)	Silver Legacy	Circus Reno	Total
Cash consideration paid by ERI for MGM’s 50% equity interest and MGM’s member note	$56,500	$16,000	$72,500
Fair value of ERI’s preexisting 50% equity interest	56,500	—	56,500
Settlement of Silver Legacy’s long term debt (1)	87,854	—	87,854
Closing Silver Legacy and Circus Reno net working capital (2)	6,124	1,916	8,040
Purchase consideration	$206,978	$17,916	$224,894

(1)	Represents $5.0 million of short-term debt, $75.5 million of long-term debt, the remaining 50% of the $11.5 million of member notes (net of discount), and accrued interest.
(2)

Per the Purchase and Sale Agreement, the purchase price was $72.5 million plus the Final Closing Net Working Capital (as defined in the Purchase and Sale Agreement). The preliminary working capital adjustment was $8.0 million.

The transaction was accounted for using the acquisition method. Accordingly, goodwill if any, will be measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed.

Preliminary Purchase Price Allocation – Silver Legacy and Circus Reno

The following table summarizes the preliminary allocation of the estimated purchase consideration to the identifiable assets acquired and liabilities assumed in the Circus Reno/Silver Legacy Purchase. The fair values were based on management’s analysis, including preliminary work performed by third‑party valuation specialists. The following table summarizes the preliminary purchase price allocation of the acquired assets and assumed liabilities as of March 31, 2016 (dollars in thousands):

	Silver Legacy	Circus Reno	Total
Current and other assets, net	$21,625	$2,115	$23,740
Property and equipment	169,544	14,801	184,345
Intangible assets(1)	5,000	1,000	6,000
Other noncurrent assets	10,809	—	10,809
Net assets acquired	$206,978	$17,916	$224,894

(1)	Intangible assets consist of trademarks which are non-amortizable and loyalty programs which are amortized over one year.

Fair valuation methods used for the identifiable net assets acquired in the Acquisition make use of quoted prices in active markets and discounted cash flows using current interest rates and are provisional pending development of a final valuation.

Trade receivables and payables, inventory and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the fair value of those items at the Acquisition, based on management’s judgments and estimates.

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

Trademarks were valued using the relief‑from‑royalty method. The loyalty program was valued using a comparative business valuation method. Management has assigned trademarks an indefinite useful life, in accordance with its review of applicable guidance of ASC Topic No. 350, Intangibles—Goodwill and Other. The standard required management to consider, among other things, the expected use of the asset, the expected useful life of other related asset or asset group, any legal, regulatory, or contractual provisions that may limit the useful life, the Company’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, management determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. The loyalty program is being amortized on a straight‑line basis over a one year useful life.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the results of operations of the Company for the period ended March 31, 2015, as if the Acquisition had occurred on January 1, 2015 (in thousands except per share data).

For the Quarter Ended
March 31, 2015
Net revenues	$211,793
Net loss	(5,543)
Net loss per common share:
Basic	$(0.12)
Diluted	$(0.12)
Weighted shares outstanding:
Basic	46,550,042
Diluted	46,550,042

These pro forma results do not necessarily represent the results of operations that would have been achieved if the Acquisition had taken place on January 1, 2015, nor are they indicative of the results of operations for future periods. The pro forma amounts include the historical operating results of the Company, the Silver Legacy and Circus Reno prior to the Acquisition, with adjustments directly attributable to the Acquisition.

Note 3. Investment in Unconsolidated Affiliates

Hotel Partnership.  The Company holds a 42.1% variable interest in a partnership with other investors to develop a new 118-room Hampton Inn & Suites hotel to be developed at Scioto Downs. Pursuant to the terms of the partnership agreement, the Company contributed $1 million of cash and 2.4 acres of a leasehold immediately adjacent to The Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership will be responsible for the construction of the hotel at an estimated cost of $15.0 million and other investor members have been identified to operate the hotel upon completion. The Company is not the primary beneficiary, and therefore, the entity is accounted for under the equity method of accounting. At March 31, 2016, the Company’s investment in the partnership was $1.3 million, classified as “Investment in and advances to unconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

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

As consideration for the noncontrolling interest, the Company issued 373,135 shares of common stock. Subsequent to this action, the Company owned 100% of ELLC. The Company valued the shares at the market price on the day the shares were issued to the noncontrolling interest holders. The value of the total consideration paid was $3.6 million.

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

Equity in loss related to the Silver Legacy Joint Venture for the three months ended March 31, 2015 was $0.5 million.

Summarized results of operations for the Silver Legacy Joint Venture in 2015 prior to the Acquisition are as follows (in thousands):

Three Months Ended
March 31, 2015
(unaudited)
Net revenues	$27,651
Operating expenses	(25,989)
Operating income	1,662
Other expense	(2,738)
Net loss	$(1,076)

Note 4. Stock-Based Compensation

The Company has authorized common stock of 100,000,000 shares, par value $0.00001 per share.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense recognized was $1.5 million and $0.6 million during the three months ended March 31, 2016 and 2015, respectively. These amounts are included in corporate expenses in the Company’s consolidated statements of operations.

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

On January 22, 2016, the Company granted 367,519 RSUs to executive officers and 34,920 RSUs to non-employee members of the BOD under the 2015 Plan. The RSUs had a fair value of $10.77 per unit which was the NASDAQ closing price on that date. An additional 4,147 of RSUs were subsequently granted to key employees during the three months ended March 31, 2016.

A summary of the RSU activity for the three months ended March 31, 2016 is as follows:

			Weighted-Average	Weighted-Average
	Equity		Grant Date	Remaining	Aggregate
	Awards		Fair Value	Contractual Life	Fair Value
				(in years)	(in millions)
Unvested outstanding as of December 31, 2015	827,383	(1)	$4.09	2.12	3.4
Granted	406,586	(2)	10.77
Vested	(202,431)		5.56
Unvested outstanding as of March 31, 2016	1,031,538		$6.43	2.16	$6.6

(1) Includes 475,409 of performance awards awarded at 135% of target and time-based awards at 100% of target.
(2) Includes 178,172 of performance awards 100% of target and 228,414 time-based awards at 100% of target.

As of March 31, 2016, the Company had approximately $5.0 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 2.16 years.

During the first quarter of 2016, the Company’s chief operating officer terminated employment and the chief financial officer retired. In conjunction with the termination and retirement, unvested RSUs totaling 167,511, which were outstanding as of December 31, 2015, immediately vested representing an additional $0.5 million included in stock compensation expense during the first quarter of 2016. Additionally, severance costs totaling $1.4 million were recognized during the first quarter of 2016.

On September 19, 2014, as a result of the Merger, all outstanding MTR Gaming stock options (“MTR Stock Options”) vested (to the extent not already vested) and converted into an option or right to purchase the same number of shares of ERI common stock (at the same exercise price per share as in effect prior to such conversion). All other terms, except vesting requirements, applicable to such stock options remain the same.

A summary of the ERI Stock Option activity for the years ended December 31, 2014 and 2015 and the three months ended March 31, 2016 is as follows:

						Weighted-Average
		Range of			Weighted-Average	Remaining	Aggregate
	Options	Exercise Prices			Exercise Price	Contractual Life	Intrinsic Value
						(in years)	(in millions)
Outstanding and Exercisable as of December 31, 2014	398,200	$ 2.44	-	$16.27	$6.94
Exercised
Expired	(86,000)			$11.30	$11.30
Outstanding and Exercisable as of December 31, 2015	312,200	$ 2.44	-	$16.27	$6.94	3.47	$1.3
Exercised	(7,747)			$2.78	$2.78
Outstanding and Exercisable as of March 31, 2016	304,453	$ 2.44	-	$16.27	$7.04	3.22	$1.4

Note 5. Other and Intangible Assets, net

Other and intangible assets, net, consisted of the following amounts (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Goodwill	$66,826	$66,826

Gaming license (indefinite-lived)	$482,074	$482,074
Trade names	9,800	9,800
Loyalty programs	7,700	7,700
Subtotal	499,574	499,574
Accumulated amortization trade names	(2,940)	(2,462)
Accumulated amortization loyalty programs	(5,803)	(5,079)
Total gaming licenses and other intangible assets	$490,831	$492,033

Land held for development	$906	$906
Other	5,877	6,048
Total other assets, net	$6,783	$6,954

Goodwill, the excess of the purchase price of acquiring MTR Gaming over the fair market value of the net assets acquired, in the amount of $66.8 million was recorded as of March 31, 2016. For financial reporting purposes, goodwill is not amortized, but is reviewed no less than annually or when events or circumstances indicate the carrying value might exceed the market value to determine if there has been an impairment in the recorded value.

Included in gaming licenses is the Eldorado Shreveport gaming license recorded at $20.6 million at both March 31, 2016 and December 31, 2015. The license represents an intangible asset acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate. Also included in gaming licenses are the gaming and racing licenses of Mountaineer, Presque Isle Downs and Scioto Downs totaling $482.1 million, which reflects the fair value of the licenses calculated as of March 31, 2016 and December 31, 2015. Gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful life.

Trade names are amortized on a straight‑line basis over a 3.5 year useful life and the loyalty program is amortized on a straight‑line basis over a one year useful life. Amortization expense with respect to trade names and the loyalty program amounted to $1.2 million and $1.9 million, respectively, for the three months ended March 31, 2016 and 2015, which is included in depreciation and amortization in the consolidated statements of operations. Such amortization expense is expected to be $3.3 million during the remainder of 2016, $1.9 million for the year ended December 31, 2017, and $0.4 million for the year ended December 31, 2018.

Note 6. Income Taxes

Prior to the Merger Date, HoldCo was taxed as a partnership under the Internal Revenue Code pursuant to which income taxes were primarily the responsibility of the partners. On September 19, 2014, in connection with the Merger, the Company became a C corporation subject to federal and state corporate-level income taxes at prevailing corporate tax rates. The Company and its subsidiaries file US federal tax returns and various state and local income tax returns. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2012.

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period. For years prior to 2016, the income tax provision resulted in an effective tax rate that had an unusual relation to pretax income (loss). This was due to the federal and state valuation allowances on deferred tax assets as discussed below.

For the three months ended March 31, 2016, the difference between the effective rate and the statutory rate is attributed primarily to state and local income taxes less the benefit of the early adoption of ASU 2016-09 (Stock Compensation).

For the three months ended March 31, 2015, the difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on deferred tax assets. As a result of net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as “Naked Credits”), the Company provided for a full valuation allowance against substantially all of the net federal and state deferred tax assets.

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

During the three months ended March 31, 2016 and 2015, the Company’s tax expense was $1.8 million and $1.0 million, respectively. As of March 31, 2016 and 2015, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

Note 7. Long‑Term Debt

Long‑term debt consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Senior Notes	$375,000	$375,000
Less: Unamortized debt issuance costs	(8,799)	(8,957)
Net	366,201	366,043

New Term Loan	421,813	422,875
Less: Unamortized discount and debt issuance costs	(14,020)	(14,465)
Net	407,793	408,410

New Revolving Credit Facility	59,000	93,500
Less: Unamortized debt issuance costs	(2,416)	(2,533)
Net	56,584	90,967

Capital leases	747	817
Less: Current portion	(4,527)	(4,524)
Total long-term debt	$826,798	$861,713

Scheduled maturities of long‑term debt are $59.0 million in 2020, $395.3 million in 2022 and $375.0 million in 2023. Debt issuance costs and the discount associated with the issuance of the Senior Notes, New Term Loan and New Revolving Credit Facility (as such terms are defined below) in July 2015 totaled $26.0 million. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense. Amortization of the debt issuance costs and the discount associated with the Senior Notes and New Credit Facility (as defined below) totaled $0.8 million for the three months ended March 31, 2016.

In 2015, amortization of Resorts’ bond costs was computed using the straight‑line method, which approximated the effective interest method, over the term of the bonds, and was included in interest expense. Amortization expense with respect to deferred financing costs on Resorts senior secured notes amounted to $0.2 million for three months ended March 31, 2015.

Refinancing Transaction and Senior Notes

On July 23, 2015, the Company issued $375 million in aggregate principal amount of 7.0% senior notes due 2023 (“Senior Notes”) pursuant to the indenture, dated as of July 23, 2015 (the “Indenture”), at an issue price equal to 100.0% of the aggregate principal amount of the Senior Notes. The Senior Notes are guaranteed by all of the Company’s direct and indirect restricted subsidiaries other than immaterial subsidiaries, CC-Reno and the Silver Legacy Joint Venture. CC-Reno, LLC and the Silver Legacy Joint Venture will become guarantors upon receipt of the requisite gaming approvals expected to occur in May 2016. The Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

The Company used the net proceeds from the Senior Notes offering together with borrowings under the New Term Loan and the New Revolving Credit Facility (as defined below) to (i) purchase or otherwise redeem (a) all of the outstanding Resorts senior secured notes and (b) all of the outstanding MTR second lien notes, (ii) pay a portion of the purchase price for the Circus Reno/Silver Legacy Purchase and repay all amounts outstanding under the Silver Legacy Joint Venture credit facility, and (iii) pay fees and costs associated with such transactions. Net proceeds from the Senior Notes offering totaling $50.0 million were used for the Circus Reno/Silver Legacy Purchase on the Acquisition Date. As a result of the July 2015 refinancing, we recognized a $2.0 million net loss on the early retirement of debt.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable. As of March 31, 2016, the Company was in compliance with all of the covenants under the Indenture relating to the Senior Notes.

New Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “New Term Loan”) and a new $150.0 million five year revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan, the “New Credit Facility”).

As of March 31, 2016, the Company had $421.8 million outstanding on the New Term Loan and $59.0 million in borrowings outstanding under the New Revolving Credit Facility. The Company had $91.0 million of available borrowing capacity under its New Revolving Credit Facility as of March 31, 2016. At March 31, 2016, the interest rate on the New Term Loan was 4.25%, and the interest rate on the New Revolving Credit Facility was 3.95%.

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

The New Credit Facility is secured by substantially all of the Company’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the New Credit Facility (other than certain subsidiary guarantors designated as immaterial or restricted subsidiaries) (the “New Credit Facility Guarantors”), whether owned on the closing date of the New Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the New Credit Facility Guarantors. The New Credit Facility is also secured by a pledge of all of the equity owned by us and the New Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the New Credit Facility Guarantors to incur additional indebtedness, create liens on collateral, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

The credit agreement governing the New Credit Facility also includes requirements the Company maintains a maximum total leverage ratio and a minimum interest coverage ratio (adjusting over time). The Company is required to maintain a maximum total leverage ratio of 6.00 to 1.00 from January 1, 2016 to December 31, 2017 and 5.00 to 1.00 thereafter. In addition, the Company is required to maintain a minimum interest coverage ratio of 2.75 to 1.00 from January 1, 2016 through December 31, 2016 and 3.00 to 1.00 thereafter. A default of the financial ratio covenants shall only become an event of default under the New Term Loan if the lenders providing the New Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants.

The credit agreement governing the New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the Senior Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor. As of March 31, 2016, the Company was in compliance with the covenants under the New Credit Facility.

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

Restricted Cash:  Restricted cash includes unredeemed winning tickets from the Company’s racing operations, funds related to horsemen’s fines and certain simulcasting funds that are restricted to payments for improving horsemen’s facilities and racing purses at Scioto Downs, cash deposits that serve as collateral for letters of credit surety bonds and short-term certificates of deposit that serve as collateral for certain bonding requirements. Restricted cash is classified as Level 1 as its carrying value approximates market prices.

Long‑term Debt:  The Senior Notes are classified as Level 2 based upon market inputs. The New Term Loan under the credit facility is classified as Level 2 as it is tied to market rates of interest and its carrying value approximates market value. The fair value of the Senior Notes was based on quoted market prices at March 31, 2016.

Acquisition-Related Contingent Considerations:  Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn-out provisions. The Company considers the acquisition related contingency’s fair value measurement, which includes forecast assumptions, to be Level 3 within the fair value hierarchy.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$44,099	$44,099	$78,278	$78,278
Restricted cash	9,054	9,054	5,271	5,271
Financial liabilities:
7.0% Senior Notes	$366,201	$387,188	$366,043	$367,500
New Term Loan	407,793	424,470	408,410	419,796
New Revolving Credit Facility	56,584	59,000	90,967	93,500
Acquisition-related contingent considerations	530	530	529	529

The following table represents the change in acquisition-related contingent consideration liabilities for the period December 31, 2015 to March 31, 2016:

Balance as of December 31, 2015	$529
Amortization of present value discount(1)	1
Balance as of March 31, 2016	$530

(1)	Changes in present value are included as a component of interest expense in the consolidated statements of operations.

Note 9. Earnings per Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations during the three months ended March 31, 2016 and 2015 (dollars in thousands, except per share amounts):

	Quarter Ended
	March 31,
	2016	2015
	(unaudited)
Net income (loss) available to common stockholders	$3,370	$(6,164)
Shares outstanding:
Weighted average shares outstanding - basic	46,933,094	46,494,638
Effect of dilutive securities:
Stock options	148,758	—
RSU's	452,909	—
Weighted average shares outstanding - diluted	47,534,761	46,494,638
Basic net income (loss) per common share	$0.07	$(0.13)
Diluted net income (loss) per common share	$0.07	$(0.13)

Note 10. Commitments and Contingencies

Litigation.  The Company is a party to various lawsuits, which have arisen in the normal course of business. Estimated losses are accrued for these lawsuits and claims when the loss is probable and can be estimated. The current liability for the estimated losses associated with those lawsuits is not material to the consolidated financial condition and those estimated losses are not expected to have a material impact on the results of operations.

Ohio Gaming Referendum Challenge.  On October 21, 2011, the Ohio Roundtable filed a complaint in the Court of Common Pleas in Franklin County, Ohio against a number of defendants, including the Governor, the Ohio Lottery Commission and the Ohio Casino Control Commission. The complaint alleges a variety of substantive and procedural defects relative to the approval and implementation of video lottery terminals as well as several counts dealing with the taxation of standalone casinos. As interveners, we, along with four of the other racinos in Ohio, filed motions for judgment on the pleadings to supplement the position of the Racing Commission. In May 2012, the Court of Common Pleas dismissed the case; however, the plaintiffs filed an appeal and oral arguments were held on January 17, 2013 in the 10th District Court of Appeals. In March 2013, the Court of Appeals upheld the ruling. The decision of the Appeals Court was appealed to the Ohio Supreme Court by the plaintiffs on April 30, 2013 and the Ohio Supreme Court has elected to accept the appeal. The Ohio Supreme Court temporarily stayed the appeal until it first ruled on a matter with similar procedural issues. A decision was issued on that case on June 10, 2014. In response to a motion to dismiss as improvidently granted which was filed jointly by Appellees, the remaining propositions of law were briefed by the parties and oral argument before the Ohio Supreme Court was held on June 23, 2015. A decision on this case was issued by the Ohio Supreme Court on March 24, 2016 finding that the parties did not meet the threshold for standing to challenge the installation of video lottery terminals, but a single plaintiff was permitted to proceed with his challenge against the casinos under an equal protection claim. Accordingly, this case has been concluded as it relates to the race track defendants.

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

The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania’s slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (1) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (2) single year gross slot revenue (during the state’s fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee’s proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be $4.1 million and will be paid quarterly over a ten‑year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, it has considered a similar repayment model for the General Fund borrowings and estimated that its total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate between $2.0 million and $2.1 million, which has been accrued in the accompanying consolidated balance sheet at March 31, 2016 and December 31, 2015.

The recorded estimate relative to the Property Tax Reserve Fund is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. The estimated total obligation at March 31, 2016 and December 31, 2015, was $4.1 million and $4.3 million, respectively, of which the residual total amount, both current and long-term, of $2.1 million and $2.2 million at March 31, 2016 and December 31, 2015, respectively, are appropriately accrued in the accompanying consolidated balance sheet. The Company paid $0.1 million for the three months ended March 31, 2016.

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

Note 11. Related Parties

The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates, a general partnership of which Donald L. Carano is a general partner. As of March 31, 2016, the Company’s payable to C. S. & Y. Associates amounted to $0.2 million. There were no payables to related parties as of December 31, 2015.

Note 12. Segment Information

The following table sets forth, for the periods indicated, certain operating data for our reportable segments. Management views each of our properties as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company’s principal operating activities occur in three geographic regions: Nevada, Louisiana and parts of the eastern United States. The Company has aggregated its operating segments into three reportable segments: Eldorado Reno, Silver Legacy and Circus Reno as Nevada, Eldorado Shreveport as Louisiana, and Scioto Downs, Presque Isle and Mountaineer as Eastern.

	Three months ended
	March 31,
	2016	2015
	(in thousands, unaudited)
Revenues and expenses
Nevada:
Net operating revenues	$72,771	$23,753
Expenses, excluding depreciation and corporate	(61,777)	(21,322)
Gain on sale or disposal of property	34	—
Equity in loss of unconsolidated affiliate	—	(518)
Other	—	1
Depreciation	(5,463)	(1,933)
Operating income (loss)—Nevada	$5,565	$(19)
Louisiana:
Net operating revenues	$34,442	$34,634
Expenses, excluding depreciation and amortization	(25,995)	(27,516)
Gain on sale or disposal of property	1	—
Depreciation and amortization	(1,946)	(1,919)
Operating income—Louisiana	$6,502	$5,199
Eastern:
Net operating revenues	$106,353	$109,064
Expenses, excluding depreciation, amortization and corporate	(83,974)	(87,299)
Gain on sale or disposal of property	36	1
Depreciation and amortization	(8,684)	(10,525)
Operating income—Eastern	$13,731	$11,241
Corporate:
Corporate expenses	$(6,904)	$(4,160)
Acquisition charges	(520)	(84)
Other	—	(1)
Depreciation and amortization	(111)	(92)
Operating loss—Corporate	$(7,535)	$(4,337)
Total Reportable Segments
Net operating revenues	$213,566	$167,451
Expenses, excluding depreciation and amortization	(178,650)	(140,297)
Gain on sale or disposal of property	71	1
Equity in loss of unconsolidated affiliate	—	(518)
Acquisition charges	(520)	(84)
Depreciation and amortization	(16,204)	(14,469)
Operating income—Total Reportable Segments	$18,263	$12,084
Reconciliations to Consolidated Net Income (Loss):
Operating Income — Total Reportable Segments	$18,263	$12,084
Unallocated income and expenses:
Interest expense	(12,991)	(17,232)
Loss on early retirement of debt	(66)	—
Provision for income taxes	(1,836)	(1,016)
Net income (loss)	$3,370	$(6,164)

	March 31,
	2016	2015
	(in thousands, unaudited)
Capital Expenditures
Nevada	$2,842	$1,389
Louisiana	1,350	620
Eastern (1)	5,103	5,486
Corporate	1,329	—
Total	$10,624	$7,495

(1)	Gross of West Virginia reimbursements

	As of	As of
	March 31,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
Total Assets
Nevada	$358,406	$376,760
Louisiana	131,514	135,403
Eastern	859,318	883,344
Corporate	450,819	495,202
Eliminating entries (1)	(513,989)	(565,701)
Total	$1,286,068	$1,325,008

(1)	Reflects the following eliminations for the periods indicated:

Reclass deferred tax assets against deferred tax liabilities	$—	$1,080
Accrued interest on the senior notes	4,375	11,521
Net investment in MTR	5,000	5,000
Net investment in Silver Legacy/Circus Circus	88,314	88,314
Intercompany receivables/payables	351,318	394,804
Net investment in and advances to Silver Legacy	56,500	56,500
Net investment in and advances to Eldorado Shreveport	8,482	8,482
	$513,989	$565,701

Note 13.  Employee Benefit Plans

In August 2015, the Company’s Compensation Committee and Board of Directors approved the termination of then existing Resorts and MTR Gaming 401(k) plans and the establishment of a new consolidated ERI 401(k) plan which was effective in January 2016. The plan covering the Company’s employees allows for an employer contribution up to 50 percent of the first four percent of each participating employee’s contribution, up to a maximum of $1,000, subject to statutory and certain other limits.

Note 14.  Consolidating Condensed Financial Information

All of our wholly owned subsidiaries, except for the subsidiaries acquired in the Acquisition, have fully and conditionally guaranteed on a joint and several basis, the payments of all obligations under our Senior Notes and New Credit Facility as of March 31, 2016. Silver Legacy Joint Venture, LLC and CC-Reno, LLC were not guarantors as of March 31, 2016, but will become guarantors upon receipt of the required regulatory approval which is expected to be received in May 2016.

The consolidating condensed balance sheet as of March 31, 2016 is as follows:

Balance Sheet
	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Current assets	$6,370	$60,323	$20,955	$(1,686)	$85,962
Intercompany receivables	341,649	34,317	22,313	(398,279)	—
Investment in and advances to unconsolidated affiliates	—	62,786	—	(61,500)	1,286
Investments in subsidiaries	88,314	—	—	(88,314)	—
Property and equipment, net	3,778	432,246	182,097	—	618,121
Other assets	52,658	574,998	5,794	(52,751)	580,699
Total assets	$492,769	$1,164,670	$231,159	$(602,530)	$1,286,068

Current liabilities	$19,590	$63,328	$31,054	$(18,119)	$95,853
Intercompany payables	—	381,846	—	(381,846)	—
Long-term debt, less current maturities	451,327	325,471	50,000	—	826,798
Other accrued liabilities	—	138,659	2,553	(52,751)	88,461
Stockholders’ equity	21,852	255,366	147,552	(149,814)	274,956
Total liabilities and stockholders’ equity	$492,769	$1,164,670	$231,159	$(602,530)	$1,286,068

The consolidating condensed balance sheet as of December 31, 2015 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Current assets	$2,248	$87,976	$31,102	$(5,147)	$116,179
Intercompany receivables	401,998	—	—	(401,998)	—
Investment in and advances to unconsolidated affiliates	—	62,786	—	(61,500)	1,286
Investments in subsidiaries	88,314	—	—	(88,314)	—
Property and equipment, net	2,553	439,640	183,223	—	625,416
Other assets	89	575,466	6,572	—	582,127
Total assets	$495,202	$1,165,868	$220,897	$(556,959)	$1,325,008

Current liabilities	$24,238	$78,508	$30,616	$(27,652)	$105,710
Intercompany payables	—	389,272	(8,149)	(381,123)	—
Long-term debt, less current maturities	486,171	325,542	50,000	—	861,713
Other accrued liabilities	4,905	151,910	2,525	(72,422)	86,918
Stockholders’ equity	(20,112)	220,636	145,905	(75,762)	270,667
Total liabilities and stockholders’ equity	$495,202	$1,165,868	$220,897	$(556,959)	$1,325,008

The consolidating condensed statement of operations for the three months ended March 31, 2016 is as follows:

Statement of Operations
	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Revenues:
Gaming and pari-mutuel commissions	$—	$145,460	$24,302	$—	$169,762
Non-gaming	—	35,391	29,398	—	64,789
Gross revenues	—	180,851	53,700	—	234,551
Less: promotional allowances	—	(14,794)	(6,191)	—	(20,985)
Net revenues	—	166,057	47,509	—	213,566

Operating expenses:
Gaming and pari-mutuel commissions	—	85,419	12,167	—	97,586
Non-gaming	—	17,121	15,810	—	32,931
Marketing and promotions	—	6,957	2,617	—	9,574
General and administrative	6,729	27,822	10,409	(6,401)	38,559
Depreciation and amortization	104	12,496	3,604	—	16,204
Total operating expenses	6,833	149,815	44,607	(6,401)	194,854

Gain on disposal of assets	—	70	1	—	71
Acquisition charges	(520)	—	—	—	(520)
Operating (loss) income	(7,353)	16,312	2,903	6,401	18,263

Interest expense, net	(6,416)	(5,700)	(875)	—	(12,991)
Loss on early retirement of debt	(66)	—	—	—	(66)
Net (loss) income before income taxes	(13,835)	10,612	2,028	6,401	5,206
Income tax provision	(1,836)	—	—	—	(1,836)
Net (loss) income	$(15,671)	$10,612	$2,028	$6,401	$3,370

The consolidating condensed statement of operations for the three months ended March 31, 2015 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Revenues:
Gaming and pari-mutuel commissions	$—	$148,867	$—	$—	$148,867
Non-gaming	—	33,942	—	—	33,942
Gross revenues	—	182,809	—	—	182,809
Less: promotional allowances	—	(15,358)	—	—	(15,358)
Net revenues	—	167,451	—	—	167,451

Operating expenses:
Gaming and pari-mutuel commissions	—	88,514	—	—	88,514
Non-gaming	—	16,978	—	—	16,978
Marketing and promotions	—	7,101	—	—	7,101
General and administrative	627	27,077	—	—	27,704
Depreciation and amortization	79	14,390	—	—	14,469
Total operating expenses	706	154,060	—	—	154,766

Gain on disposal of assets	—	1	—	—	1
Acquisition charges	—	(84)	—	—	(84)
Equity in loss of unconsolidated affiliate	—	(518)	—	—	(518)
Operating (loss) income	(706)	12,790	—	—	12,084

Interest expense, net	—	(17,232)	—	—	(17,232)
Net (loss) income before income taxes	(706)	(4,442)	—	—	(5,148)
Income tax benefit (provision)	1,369	(2,385)	—	—	(1,016)
Net income (loss)	$663	$(6,827)	$—	$—	$(6,164)

The consolidating condensed statement of cash flows for the three months ended March 31, 2016 is as follows:

Statement of Cash Flows
	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Net cash (used in) provided by operating activities	$(12,580)	$14,173	$7,014	$2,246	$10,853
INVESTING ACTIVITIES:
Capital expenditures, net of payables	(1,329)	(7,934)	(1,361)	—	(10,624)
Proceeds from sale of property and equipment	—	88	—	—	88
Reimbursement of capital expenditures from West Virginia regulatory authorities	—	1,692	—	—	1,692
(Increase) decrease in other assets, net	(43)	159	55	—	171
Advances from (to) subsidiaries	50,659	—	—	(50,659)	—
Net cash provided by (used in)investing activities	49,287	(5,995)	(1,306)	(50,659)	(8,673)
FINANCING ACTIVITIES:
Payments under Term Loan	(1,063)	—	—	—	(1,063)
Borrowings under New Revolving Credit Facility	(34,500)	—	—	—	(34,500)
Payments on capital leases	—	(68)	—	—	(68)
Debt issuance costs	(194)	—	—	—	(194)
Taxes paid related to net share settlement of equity awards	(534)	—	—	—	(534)
Net payments to related parties	—	(32,453)	(15,960)	48,413	—
Net cash (used in) provided by financing activities	(36,291)	(32,521)	(15,960)	48,413	(36,359)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	416	(24,343)	(10,252)	—	(34,179)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	657	60,102	17,519	—	78,278
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,073	$35,759	$7,267	$—	$44,099

The consolidating condensed statement of cash flows for the three months ended March 31, 2015 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Net cash provided by (used in) operating activities	$1,097	$(9,596)	$—	$—	$(8,499)
INVESTING ACTIVITIES:
Capital expenditures, net of payables	—	(7,495)	—	—	(7,495)
Proceeds from sale of property and equipment	—	2	—	—	2
Reimbursement of capital expenditures from West Virginia regulatory authorities	—	—	—	—	—
Decrease in other assets, net	—	304	—	—	304
Advances from (to) subsidiaries	1,491	—	—	(1,491)	—
Net cash provided by (used in) investing activities	1,491	(7,189)	—	(1,491)	(7,189)
FINANCING ACTIVITIES:
Payments on capital leases	—	(3)	—	—	(3)
Net payments to related parties	—	(1,491)	—	1,491	—
Net cash (used in) provided by financing activities	—	(1,494)	—	1,491	(3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,588	(18,279)	—	—	(15,691)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	87,604	—	—	87,604
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,588	$69,325	$—	$—	$71,913

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On November 24, 2015 (the “Acquisition Date”), Resorts consummated the acquisition of all of the assets and properties of Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the joint venture (the “Silver Legacy Joint Venture”) owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase” or the “Acquisition”) pursuant to a Purchase and Sale Agreement, dated as of July 7, 2015 (the “Purchase Agreement”), entered into by certain of our subsidiaries with Circus Circus Casinos, Inc. and Galleon, Inc., each an affiliate of MGM Resorts International, with respect to the acquisition. On the Acquisition Date, Eldorado Resorts LLC also exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain affiliates and shareholders of the Company. As a result of these transactions, ELLC and CC-Reno, LLC, a newly formed Nevada limited liability company, became wholly-owned subsidiaries of ERI, and Silver Legacy became an indirect wholly‑owned subsidiary of ERI.

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

Presentation of Financial Information

ERI, HoldCo and MTR Gaming are collectively referred to as “we,” “us,” “our” or the “Company.” The financial information included in this Item 2 for periods prior to the Acquisition Date are those of the Company and its subsidiaries including Eldorado Reno, Eldorado Shreveport, MTR Gaming and its interest in the Silver Legacy Joint Venture.

The presentation of information herein for the period after the Acquisition Date is not fully comparable because the results of operations for Circus Reno are not included for the period prior to the Acquisition Date and the results of operations of the Silver Legacy Joint Venture were not consolidated prior to the Acquisition Date.

Reportable Segments

The Company has aggregated its operating segments into three reportable segments: Eldorado Reno, Silver Legacy and Circus Reno as Nevada, Eldorado Shreveport as Louisiana, and Scioto Downs, Presque Isle Downs and Mountaineer as Eastern.

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results during the three months ended March 31, 2016 and 2015.

•

Circus Reno/Silver Legacy Purchase - Pursuant to the Purchase Agreement in November 2015, ERI paid $80.2 million in cash, comprised of the $72.5 million purchase price plus $7.7 million in working capital adjustments and the assumption of the amounts outstanding under Silver Legacy’s senior secured term loan facility. An additional $0.3 million was accrued as of Acquisition Date representing the final working capital adjustment. ERI funded the purchase price for the Acquisition and repaid the borrowings outstanding under the Silver Legacy credit facility using a portion of the proceeds from the sale of its Senior Notes, borrowings under its revolving credit facility and cash on hand. Information presented prior to the Acquisition Date does not reflect the results of operations for Circus Reno, and only includes our interest in the Silver Legacy Joint Venture prior to the Acquisition as an investment in an unconsolidated affiliate. As a result, incremental increases in revenues and expenses attributable to the addition of Circus Reno and Silver Legacy are reflected in our results of operations for the three months ended March 31, 2016.

•

Execution of Cost Savings Program – We identified several areas to improve property level and consolidated margins through operating and cost efficiencies and exercising financial discipline throughout the Company without impacting the player experience. In addition to cost savings relating to duplicative executive compensation, legal and accounting fees and other corporate expenses that we have eliminated as a result of the Merger, we have achieved savings in marketing, food and beverage costs, selling, general and administrative expenses and other operating departments as a result of operating efficiencies and purchasing power of the combined MTR and Eldorado organization. These cost savings were reflected in our operating results for the three months ended March 31, 2016. Moreover, in addition to generating incremental revenues, we have realized and expect future savings resulting from cost synergies across the Reno Tri-Properties in 2016 as a result of the recent Acquisition.

•

Refinancing and Reduction in Interest Expense – In July 2015, we successfully refinanced all of our indebtedness, including the debt we assumed in the Merger in 2014. We issued $375.0 million in Senior Notes and entered into a new $425.0 million term loan and a new $150.0 million revolving credit facility and applied the net proceeds to, among other things, purchase our Resorts senior secured notes and MTR second lien notes. The refinancing reduced our annualized cash interest payments by approximately $35.0 million. See “Liquidity and Capital Resources” for more information related to our 2015 refinancing.

•

West Virginia Smoking Ban – On August 26, 2014, the Board of Health of Hancock County, West Virginia adopted and approved the Clean Air Regulation Act of 2014 (“Regulation”), which became effective July 1, 2015. The Regulation bans smoking in public places in Hancock County including Mountaineer. To comply with the Regulation upon its effective date, Mountaineer built a 9,300 square foot smoking pavilion which opened on July 1, 2015 and currently houses 305 slot machines and four table games. Notwithstanding our efforts to mitigate the impact of the smoking ban, the Regulation has had a negative impact on our business and results of operations at Mountaineer. We expect that it will continue to negatively impact our business and results of operations during the first half of 2016 and that such impact may be material.

•

Property Enhancement Capital Expenditures - We began to realize the benefits of our property enhancement initiatives that targeted product and service offering upgrades across our entire portfolio during the fourth quarter of 2015 as all of them were completed by year-end and helped drive increased volume to our properties. Most notably, the opening of The Brew Brothers, a restaurant and microbrewery at Scioto Downs, provided a meaningful increase in traffic and slot revenues in 2015. Additionally, we completed a $5.0 million five-phase design and facility enhancement program at Presque Isle Downs that added a new casino center bar, an improved high limit gaming area and new slot product. In 2015, over 200 rooms were remodeled at Eldorado Reno and we completely refurbished the exterior of the Eldorado Shreveport.

In 2016, we have continued our property enhancement initiatives and plan to open a third The Brew Brothers venue with the addition of an escalator to facilitate access to the restaurant at Presque Isle Downs. This new restaurant is expected to open during the second quarter of 2016. Across our Nevada properties, we are reviewing food and beverage offerings and hotel room upgrades, and adding new amenities to enhance our player experience. We also broke ground on a second smoking patio at Scioto Downs which will feature a casino bar and 120 new video lottery terminals (VLTs) and is expected to open late in the second quarter of 2016 while construction continues on the 118-room Hampton Inn Hotel which is expected to open in the fourth quarter of 2016. In Shreveport, we are remodeling the second floor of the casino and adding 180 new slot machines.

•

New Regulation –  Effective January 1, 2016, the Ohio Lottery Commission enacted new regulation which resulted in the establishment of a $1.0 million progressive slot liability and a corresponding decrease in net slot win for the three months ended March 31, 2016. The changes are non-cash and related primarily to prior years. The net non-cash impact to Scioto Down’s operating income was $0.6 million for the three months ended March 31, 2016.

•	Competition - Our results of operations have been adversely impacted by the expansion of Native American gaming and the expansion of gaming in our regional markets.

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

Eastern. The MTR Gaming properties experience varying competitive pressures, from casinos in western Pennsylvania, western New York, northern West Virginia and Ohio. We believe the expansion of gaming in Ohio, as well as the installation of video lottery terminals at existing horse race tracks near Cleveland, and the relocation of a racetrack to Austintown, Ohio, which opened in September 2014, has had and will continue to have a negative impact on our results of operations at all our properties and such impact may be material. In order to sustain our market share in the increased competitive environment, we continuously reevaluate our advertising strategies and promotional offers to our guests to ensure our reinvestment levels reflect the appropriate level of offerings to sustain our margins. Additionally, since the Merger, we have invested significant capital funds to upgrade and enhance our products and service offerings at the Eastern properties.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended
	March 31,		Change %
	2016	2015	2016 vs 2015
Net revenues	$213,566	$167,451	27.5%
Operating income	18,263	12,084	51.1%
Net income (loss) attributable to ERI	3,370	(6,164)	154.7%

Operating Results.  Net revenues increased 27.5% for the three months ended March 31, 2016 over the same prior year period primarily due to incremental revenues attributable to the aforementioned Acquisition combined with higher revenues at Scioto Downs and Presque Isle Downs. This increase in net revenues was partially offset by a decrease in net revenues at Mountaineer and, to a lesser extent, a slight decline in net revenues in Louisiana. Operating income increased 51.1% in the 2016 period compared to the same period in 2015 due to higher revenues combined with improved operating margins associated with company-wide cost savings initiatives.

Net income increased 154.7% for the three months ended March 31, 2016 compared to the same prior year period as a result of the same factors impacting operating income. Net income in the 2016 period was also positively impacted by a $4.3 million decrease in interest expense resulting from our refinancing in July 2015. Additionally, net income decreased $0.5 million in the 2016 period due to costs incurred in conjunction with the Acquisition along with incremental depreciation associated with the acquired assets. This decline was offset by a $0.5 million equity in net loss of unconsolidated affiliate in the 2015 period attributable to our 50% interest in the Silver Legacy Joint Venture.

Net Revenues and Operating Income (Loss)

The following table highlights our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Quarter Ended March 31,		Operating Income (Loss) for the Quarter Ended March 31,
	2016	2015	2016	2015
Nevada	$72,771	$23,753	$5,565	$(19)
Louisiana	34,442	34,634	6,502	5,199
Eastern	106,353	109,064	13,731	11,241
Corporate	—	—	(7,535)	(4,337)
Total	$213,566	$167,451	$18,263	$12,084

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net revenues and operating expenses were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
Nevada	$38,902	$14,429	$24,473	169.6%
Louisiana	31,647	31,924	(277)	(0.9)%
Eastern	99,213	102,514	(3,301)	(3.2)%
Total Gaming and Pari-Mutuel Commissions	169,762	148,867	20,895	14.0%
Non-gaming:
Nevada	43,920	12,947	30,973	239.2%
Louisiana	9,393	9,666	(273)	(2.8)%
Eastern	11,476	11,329	147	1.3%
Total Non-gaming	64,789	33,942	30,847	90.9%
Total Gross Revenues	234,551	182,809	51,742	28.3%
Promotional allowances:
Nevada	(10,051)	(3,623)	6,428	177.4%
Louisiana	(6,598)	(6,956)	(358)	(5.1)%
Eastern	(4,336)	(4,779)	(443)	(9.3)%
Total Promotional Allowances	(20,985)	(15,358)	5,627	36.6%
Total Net Revenues	213,566	167,451	46,115	27.5%
Expenses:
Gaming and Pari-Mutuel Commissions:
Nevada	18,918	6,586	12,332	187.2%
Louisiana	17,129	17,999	(870)	(4.8)%
Eastern	61,539	63,929	(2,390)	(3.7)%
Total Gaming and Pari-Mutuel Commissions	97,586	88,514	9,072	10.2%
Non-gaming
Nevada	24,241	8,186	16,055	196.1%
Louisiana	1,933	1,972	(39)	(2.0)%
Eastern	6,757	6,820	(63)	(0.9)%
Total Non-gaming	32,931	16,978	15,953	94.0%

Marketing and promotions	9,574	7,101	2,473	34.8%
General and administrative	31,655	23,544	8,111	34.5%
Corporate	6,904	4,160	2,744	66.0%
Depreciation and amortization	16,204	14,469	1,735	12.0%
Total Operating Expenses	$194,854	$154,766	$40,088	25.9%

Gaming Revenues and Pari-Mutuel Commissions.  Nevada gaming revenues increased $24.5 million for the three months ended March 31, 2016 compared to the same 2015 period due to incremental gaming revenues attributable to Circus Reno and Silver Legacy. Gaming revenues in Louisiana decreased $0.3 million for the three months ended March 31, 2016 compared to the same 2015 period due to a modest decline in slot revenues. The Eastern segment recorded $99.2 million of gaming revenues and pari-mutuel commissions in first quarter of 2016 resulting in a 3.2% decrease compared to the same period in 2015. This decrease was mainly due to declines in gaming revenues at Mountaineer associated with the aforementioned smoking ban that has had a negative impact on the property’s operations along with a decline in pari-mutuel commissions attributable to no live racing during the current quarter. These decreases were partially offset by improvements in gaming revenues at both Scioto Downs, despite the $1.0 million impact of the progressive liability change, and Presque Isle Downs. As a result, total gaming revenues and pari-mutuel commissions increased 14.0% for the three months ended March 31, 2016 compared to the same 2015 period.

Non-gaming Revenues.  Non-gaming revenues increased $30.8 million in first quarter of 2016 compared to the same period in 2015 and was driven by incremental non-gaming revenues consisting of food, beverage, hotel, entertainment, retail and other primarily as a result of the Acquisition combined with an increase in non-gaming revenues at Eldorado Reno in the Nevada segment. The Louisiana segment reported a 2.8% decrease in non-gaming revenues in first quarter of 2016 compared to the same period in 2015. The Eastern segment posted a 1.3% increase primarily due to incremental non-gaming revenues at Scioto Downs attributable to the opening of The Brew Brothers in October 2015. This growth was partially offset by declines at Mountaineer and Presque Isle Downs due to strategic changes in our promotional offers along with additional volume declines at Mountaineer associated with the smoking ban impact.

Promotional Allowances.  Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, increased to 12.4% for the three months ended March 31, 2016 compared to 10.3% for the three months ended March 31, 2015. Nevada promotional allowances, as a percentage of gaming revenues, were 25.8% for the three months ended March 31, 2016 compared to 25.1% in the same 2015 period. Louisiana promotional allowances, as a percentage of gaming revenues, decreased to 20.8% for the three months ended March 31, 2016 from 21.8% in the same 2015 period, and Eastern promotional allowances for the three months ended March 31, 2016 declined to 4.4% as a percentage of the segment’s gaming revenues and pari-mutuel commissions compared to 4.7% for the three months ended March 31, 2015. Reductions in promotional allowances, as a percentage of gaming revenues and pari-mutuel commissions in the Louisiana and Eastern segments were due to continued strategic revisions to our casino marketing programs in an effort to increase margins and maximize profitability.

Gaming Expenses and Pari-Mutuel Commissions.  Nevada gaming expenses increased $12.3 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to incremental gaming expenses generated as a result of the Acquisition along with an increase in gaming expenses at Eldorado Reno. Louisiana gaming expenses decreased 4.8% in the first quarter of 2016 compared to the same period in 2015 despite a slight decline in gaming revenues due to efforts to reduce variable operating costs including payroll expenditures and slot participation fees. The Eastern segment recorded $61.5 million of gaming expenses and pari-mutuel commissions for the three months ended March 31, 2016 compared to $63.9 million in same 2015 period primarily due lower gaming taxes at Mountaineer in conjunction with decreased gaming revenues. Total gaming expenses and pari-mutuel commissions increased 10.2% for the three months ended March 31, 2016 compared to the same period in 2015 mainly due to incremental gaming expenses associated with the Acquisition offset by the aforementioned declines in the Louisiana and Eastern segments.

Non-gaming Expenses.  Non-gaming expenses increased $16.0 million for the three months ended March 31, 2016 compared to the same period in 2015. This growth was driven by higher Nevada non-gaming expenses which increased $16.1 million due to incremental expenses resulting from the Acquisition and, to a lesser extent, an increase in food expenses at Eldorado Reno associated with the property’s increase in food revenues. Efforts to control costs resulted in improved food departmental profit margins at Eldorado Reno for the three months ended March 31, 2016 compared to the same period in 2015. Non-gaming expenses in the Louisiana and Eastern segments remained relatively flat for the three months ended March 31, 2016 compared to the same period in 2015.

Marketing and Promotions Expenses.  Consolidated marketing and promotions expense increased 34.8% for the three months ended March 31, 2016 compared to the same period in 2015. This increase was primarily attributable to incremental expenses associated with the Acquisition offset by a decline in the Louisiana segment due to efforts to reduce advertising and promotional costs to maximize profitability while the Eastern segment remained relatively flat.

General and Administrative Expenses.  Total general and administrative expenses increased 34.5% for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to incremental expenses resulting from the Acquisition offset by declines in the Louisiana and Eastern segments as they continued to decrease variable expenses via cost savings initiatives.

Corporate Expenses.  Corporate expenses totaled $6.9 million for the three months ended March 31, 2016 compared to $4.2 million for the same period in 2015. This increase was partially due to higher payroll related expenditures at the corporate level subsequent to the Acquisition in addition to the recent executive team restructuring which reallocated property executive management to corporate in order to more fully utilize their skills across defined regions. This increase was partially offset by declines in general and administrative costs at the property level for the three months ended March 31, 2016 compared to the same period in 2015. Moreover, $1.4 million of severance costs were recorded during the three months ended March 31, 2016 along with $0.5 million of additional stock-based compensation expense as a result of severance related restricted stock units becoming fully vested during the current period.

Depreciation and Amortization Expense.  Total depreciation and amortization expense increased 12.0% for the three months ended March 31, 2016 compared to the 2015 period mainly due to additional depreciation expense associated with acquired assets in conjunction with the Acquisition. The Nevada and Eastern segments contributed $5.5 and $8.7 million, respectively, of depreciation and amortization expense in the first quarter of 2016 compared to $1.9 million and $10.5 million in the same 2015 period, respectively.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three Months Ended March 31, 2016 and 2015

Adjusted EBITDA (defined below), a non GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock based compensation, (gain) loss on the sale or disposal of property, severance expenses, equity in loss of unconsolidated affiliate, acquisition charges, S-1 expenses and other regulatory gaming assessments, including the impact of the change in regulatory reporting requirements, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with U.S. GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our net revenues and Adjusted EBITDA for our operating segments for the three months ended March 31, 2016 and 2015, in addition to reconciling Adjusted EBITDA to net income (loss) in accordance with U.S. GAAP (unaudited, in thousands):

Quarter Ended March 31, 2016

	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation(2)	Transaction Expenses	Severance Expense	Other	Adjusted EBITDA

Nevada	$5,565	$5,463	$—	$—	$—	$(34)	$10,994
Louisiana	6,502	1,946	—	—	—	(1)	8,447
Eastern (1)	13,731	8,684	—	—	—	491	22,906
Corporate	(7,535)	111	1,454	518	1,445	—	(4,007)
Total	$18,263	$16,204	$1,454	$518	$1,445	$456	$38,340

Quarter Ended March 31, 2015

	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses	Severance Expense	Other	Adjusted EBITDA

Nevada	$1,184	$5,668	$—	$—	$—	$518	$7,370
Louisiana	5,199	1,919	—	—	—	—	7,118
Eastern	11,241	10,525	—	—	—	(21)	21,745
Corporate	(4,337)	92	590	84	11	—	(3,560)
Total (3)	$13,287	$18,204	$590	$84	$11	$497	$32,673
(1)

Effective January 1, 2016, the Ohio Lottery Commission enacted a regulatory change which resulted in the establishment of a $1.0 million progressive slot liability and a corresponding decrease in net slot win in Q1 2016. The changes are non-cash and related primarily to prior years. The net non-cash impact to Adjusted EBITDA was $0.6 million.

(2)

Included in stock-based compensation expense for the three months ended March 31, 2016 is $0.5 million of additional stock-based compensation expense as a result of severance related restricted stock units becoming fully vested during the current period.

(3)

Nevada results of operations for the three months ended March 31, 2015 include the operations of Silver Legacy and Circus Reno, which were acquired by ERI on November 24, 2015, as if the acquisition occurred on January 1, 2015. Such presentation does not conform with GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we have included the combined information because we believe it provides a meaningful comparison for the periods presented.

Liquidity and Capital Resources

The primary sources of liquidity and capital resources have been existing cash, cash flow from operations and proceeds from the issuance of debt securities.

We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties and servicing our outstanding indebtedness. During the remainder of 2016, we plan to spend $39.4 million, net of reimbursements from West Virginia, on qualified capital expenditures, $27.4 million to pay interest on our outstanding indebtedness and $3.2 million for principal payments on our term loan. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the foreseeable future; however, we cannot provide assurance that operating cash flows will be sufficient to do so.

ERI is a holding company and its only significant assets are ownership interests in its subsidiaries. ERI’s ability to fund its obligations depends on the cash flow of its subsidiaries and the ability of its subsidiaries to distribute or otherwise make funds available to ERI.

At March 31, 2016, we had consolidated cash and cash equivalents of $53.2 million, including restricted cash of $9.1 million.

Operating Cash Flow.  For the three months ended March 31, 2016, cash flows provided by operating activities totaled $10.9 million compared to $8.5 million used in operating activities during the same prior year period. The increase in operating cash was primarily due to the increase in net income, including incremental net income associated with the Acquisition, the refinancing of our debt resulting in lower interest expense and changes in the balance sheet accounts in the normal course of business.

Investing Cash Flow.  Net cash flows used in investing activities totaled $8.7 million for the three months ended March 31, 2016 compared to $7.2 million for the same prior year period. Net cash flows used in investing activities for the three months ended March 31, 2016 primarily consisted of $10.6 million in capital expenditures for various renovation projects and equipment purchases partially offset by West Virginia reimbursement of capital expenditures totaling $1.7 million.

Financing Cash Flow.  Net cash flows used in financing activities for the three months ended March 31, 2016 totaled $36.4 million and mainly consisted of net payments totaling $34.5 million on the New Revolving Credit Facility and a $1.1 million payment on the New Term Loan.

Capital Expenditures

For the three months ended March 31, 2016, additions to property and equipment aggregated $10.6 million, which included $2.8 million in Nevada, $1.4 million in Louisiana, $5.1 million attributable to the Eastern properties and $1.3 million at corporate.

Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission in an amount equal to $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. As of March 31, 2016, Mountaineer remains eligible for $3.0 million under annual modernization fund grants that expire in varying dates through June 30, 2017. We can make no assurances Mountaineer will be able to make qualifying capital expenditure purchases sufficient to receive reimbursement of the available funds prior to their expiration nor that the modernization funds will continue to be available.

We anticipate spending on capital expenditures during the remainder of 2016 to be approximately $40.5 million, or $39.4 million after anticipated reimbursements from West Virginia on qualified capital expenditures.

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

Debt Obligations

Refinancing Transaction and Senior Notes

On July 23, 2015, the Company issued $375.0 million in aggregate principal amount of 7.0% senior notes due 2023 (the “Senior Notes”) pursuant to the indenture, dated as of July 23, 2015 (the “Indenture”), at an issue price equal to 100.0% of the aggregate principal amount of the Senior Notes. The Senior Notes are guaranteed by all of the Company’s direct and indirect restricted subsidiaries other than immaterial subsidiaries, CC-Reno, LLC and the Silver Legacy Joint Venture. CC-Reno, LLC and the Silver Legacy Joint Venture will become guarantors upon receipt of the requisite gaming approvals expected to occur in May 2016. The Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

The Company used the net proceeds from the Senior Notes offering together with borrowings under the New Term Loan and the New Revolving Credit Facility (as defined below) to (i) purchase or otherwise redeem (a) all of the outstanding Resorts senior secured notes and (b) all of the outstanding MTR second lien notes, (ii) pay a portion of the purchase price for the Circus Reno/Silver Legacy Purchase and repay all amounts outstanding under the Silver Legacy Joint Venture credit facility, and (iii) pay fees and costs associated with such transactions. Net proceeds from the Senior Notes offering totaling $50.0 million were used for the Circus Reno/Silver Legacy Purchase on the Acquisition Date. As a result of the July 2015 refinancing, we recognized a $2.0 million net loss on the early retirement of debt.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable. As of March 31, 2016, the Company was in compliance with all of the covenants under the Indenture relating to the Senior Notes.

New Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “New Term Loan”) and a new $150.0 million five year revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan, the “New Credit Facility”).

As of March 31, 2016, the Company had $421.8 million outstanding on the New Term Loan and $59.0 million in borrowings outstanding under the New Revolving Credit Facility. The Company had $91.0 million of available borrowing capacity under its New Revolving Credit Facility as of March 31, 2016. At March 31, 2016, the interest rate on the New Term Loan was 4.25% and the average interest rate on the New Revolving Credit Facility was 3.95%.

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

The credit agreement governing the New Credit Facility also includes requirements that the Company maintain a maximum total leverage ratio and a minimum interest coverage ratio (adjusting over time). The Company is required to maintain a maximum total leverage ratio of 6.00 to 1.00 from January 1, 2016 to December 31, 2017 and 5.00 to 1.00 thereafter. In addition, the Company is required to maintain a minimum interest coverage ratio of 2.75 to 1.00 from January 1, 2016 through December 31, 2016 and 3.00 to 1.00 thereafter. A default of the financial ratio covenants shall only become an event of default under the New Term Loan if the lenders providing the New Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants.

The credit agreement governing the New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the Senior Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor. As of March 31, 2016, the Company was in compliance with the covenants under the New Credit Facility.

Contractual Obligations

There have been no material changes during the three months ended March 31, 2016 to our contractual obligations as disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2015.

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

The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania’s slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state’s fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee’s proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be $4.1 million and will be paid quarterly over a ten‑year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate between $2.0 million and $2.1 million.

The recorded estimate relative to the Property Tax Reserve Fund is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at March 31, 2016 was $4.1 million. The Company paid $0.1 million for the three months ended March 31, 2016.

We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in “Part II, Item 1. Legal Proceedings” and Note 10 to our unaudited consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies

Our critical accounting policies disclosures are included in our Annual Report on Form 10‑K for the year ended December 31, 2015. Management believes there have been no material changes since December 31, 2015. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Off‑Balance Sheet Arrangements

We are not party to any off‑balance sheet arrangements.

Cautionary Statement Regarding Forward‑Looking Information

This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward‑looking statements. Forward‑looking statements in this report include, among other things, statements concerning:

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

Any forward‑looking statement is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of operations may vary materially from any forward‑looking statement made herein. Forward‑looking statements should not be regarded as a representation by us or any other person that the forward‑looking statements will be achieved. Undue reliance should not be placed on any forward‑looking statements. Some of the contingencies and uncertainties to which any forward‑looking statement contained herein is subject include, but are not limited to, the following:

•	our substantial indebtedness and significant financial commitments could adversely affect our results of operations and our ability to service such obligations;

•	restrictions and limitations in agreements governing our debt could significantly affect our ability to operate our business and our liquidity;

•	our facilities operate in very competitive environments and we face increasing competition;

•	our dependence on our Nevada, Louisiana, West Virginia, Pennsylvania and Ohio casinos for substantially all of our revenues and cash flows;

•	our ability to integrate the operations of Circus Reno and the Silver Legacy and realize the benefits of the Circus Reno/Silver Legacy Purchase and other future acquisitions;

•	our operations are particularly sensitive to reductions in discretionary consumer spending and are affected by changes in general economic and market conditions;

•	our gaming operations are highly regulated by governmental authorities and the cost of complying or the impact of failing to comply with such regulations;

•	changes in gaming taxes and fees in jurisdictions in which we operate;

•	risks relating to pending claims or future claims that may be brought against us;

•	changes in interest rates and capital and credit markets;

•	our ability to comply with certain covenants in our debt documents;

•	the effect of disruptions to our information technology and other systems and infrastructure;

•	construction factors relating to maintenance and expansion of operations;

•	our ability to attract and retain customers;

•	weather or road conditions limiting access to our properties;

•	the effect of war, terrorist activity, natural disasters and other catastrophic events;

•	the intense competition to attract and retain management and key employees in the gaming industry; and

•	the other factors set forth in Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2015.

In light of these and other risks, uncertainties and assumptions, the forward‑looking events discussed in this report might not occur. Any forward‑looking statement speaks only as of the date on which that statement is made. We do not intend to update publicly any forward‑looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long‑term U.S. treasury rates and the applicable spreads in the high‑yield investment risk, short‑term and long‑term LIBOR rates, and short‑term Eurodollar rates, and their potential impact on our long‑term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long‑term fixed‑rate borrowings and short‑term borrowings under the New Credit Facility. We do not currently utilize derivative financial instruments for trading or speculative purposes. (See also “Liquidity and Capital Resources” above for additional information related to the recent refinancing of our long‑term debt.)

As of March 31, 2016, our long‑term variable‑rate borrowings totaled $480.8 million comprised of $421.8 million under the New Term Loan and $59.0 million under the New Revolving Credit Facility and represented approximately 56% of our long‑term debt.

There was no material change in interest rate risk during the quarter ended March 31, 2016.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a‑ 15(e) and 15d‑15(e)) as of the end of the period covered by this Form 10‑Q Quarterly Report. They have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms.

(b)	Changes in Internal Controls

There were no significant changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the period covered by this Form 10‑Q Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal matters are discussed in greater detail in “Part I, Item 3. Legal Proceedings” and Note 16 to our Consolidated Financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2015.

ITEM 1A.  RISK FACTORS

A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2015. There have been no material changes to those risk factors during the three months ended March 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description of Exhibit	Method of Filing

31.1	Certification of Gary L. Carano pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

31.2	Certification of Thomas R. Reeg pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

101.1	XBRL Instance Document	Filed herewith.

101.2	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS, INC.

Date: May 10, 2016	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer and Chairman of the Board

Date: May 10, 2016	/s/ Thomas R. Reeg
Thomas R. Reeg
President and Chief Financial Officer
(Principal Financial and Accounting Officer)