Form 10-Q
period 2016-06-30
Eldorado Resorts, Inc.
filed 2016-08-09
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of July 29, 2016 was 47,075,635.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2016

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,105	$78,278
Restricted cash	3,870	5,271
Accounts receivable, net	14,524	9,981
Inventories	11,696	11,742
Prepaid income taxes	422	112
Prepaid expenses and other	13,320	10,795
Total current assets	80,937	116,179
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES	1,286	1,286
PROPERTY AND EQUIPMENT, NET	615,011	625,416
GAMING LICENSES AND OTHER INTANGIBLES, NET	489,630	492,033
GOODWILL	66,826	66,826
NON-OPERATING REAL PROPERTY	14,218	16,314
OTHER ASSETS, NET	6,777	6,954
Total assets	$1,274,685	$1,325,008
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,533	$4,524
Accounts payable	23,031	17,005
Due to affiliates	73	129
Accrued property, gaming and other taxes	15,737	19,424
Accrued payroll and related	17,198	17,852
Accrued interest	14,230	14,978
Accrued other liabilities	30,848	31,798
Total current liabilities	105,650	105,710
LONG-TERM DEBT, LESS CURRENT PORTION	789,389	861,713
DEFERRED INCOME TAXES	86,093	78,797
OTHER LONG-TERM LIABILITIES	7,110	8,121
	988,242	1,054,341
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Common stock, 100,000,000 shares authorized, 47,075,635 and 46,817,829 issued and outstanding, par value $0.00001 as of June 30, 2016 and December 31, 2015, respectively	—	—
Paid-in capital	172,513	170,897
Retained earnings	113,918	99,758
Accumulated other comprehensive income	12	12
Total stockholders’ equity	286,443	270,667
Total liabilities and stockholders’ equity	$1,274,685	$1,325,008

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES:
Casino	$178,459	$156,788	$347,537	$304,450
Pari-mutuel commissions	2,893	3,056	3,577	4,261
Food and beverage	36,967	23,495	70,706	45,677
Hotel	25,677	8,444	45,842	15,478
Other	11,014	6,573	21,899	11,299
	255,010	198,356	489,561	381,165
Less-promotional allowances	(23,695)	(15,723)	(44,680)	(31,081)
Net operating revenues	231,315	182,633	444,881	350,084
EXPENSES:
Casino	100,374	91,066	196,636	177,884
Pari-mutuel commissions	2,931	3,093	4,255	4,789
Food and beverage	20,783	12,002	40,511	23,923
Hotel	7,979	2,313	15,108	4,503
Other	6,618	3,567	12,692	6,434
Marketing and promotions	9,766	7,404	19,341	14,505
General and administrative	32,380	23,053	64,035	46,597
Corporate	4,354	3,901	11,258	8,061
Depreciation and amortization	15,583	14,031	31,787	28,500
Total operating expenses	200,768	160,430	395,623	315,196
(LOSS) GAIN ON SALE OR DISPOSAL OF PROPERTY	(836)	3	(765)	4
ACQUISITION CHARGES	(56)	(253)	(576)	(337)
EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATE	—	1,106	—	588
OPERATING INCOME	29,655	23,059	47,917	35,143
OTHER EXPENSE:
Interest expense, net	(12,795)	(17,232)	(25,786)	(34,464)
Loss on early retirement of debt, net	(89)	—	(155)	—
Total other expense	(12,884)	(17,232)	(25,941)	(34,464)
NET INCOME BEFORE INCOME TAXES	16,771	5,827	21,976	679
PROVISION FOR INCOME TAXES	(5,980)	(1,032)	(7,816)	(2,048)
NET INCOME (LOSS)	$10,791	$4,795	$14,160	$(1,369)
Net Income (Loss) per share of Common Stock:
Basic	$0.23	$0.10	$0.30	$(0.03)
Diluted	$0.23	$0.10	$0.30	$(0.03)
Weighted Average Basic Shares Outstanding	47,071,608	46,516,614	46,966,391	46,505,687
Weighted Average Diluted Shares Outstanding	47,721,075	46,657,618	47,591,958	46,505,687

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$10,791	$4,795	$14,160	$(1,369)
Other Comprehensive Income (Loss), net of tax:
Other Comprehensive Income	—	—	—	—
Comprehensive Income (Loss), net of tax	$10,791	$4,795	$14,160	$(1,369)

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,160	$(1,369)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,787	28,500
Amortization of debt issuance costs and (premium) discount	1,754	(5,044)
Equity in income of unconsolidated affiliate	—	(588)
Loss on early retirement of debt, net	155	—
Change in fair value of acquisition related contingencies	1	33
Stock-based compensation expense	2,033	821
Loss (gain) on sale or disposal of property	765	(4)
Provision for bad debts	329	238
Provision for deferred income taxes	7,052	1,242
Change in operating assets and liabilities:
Restricted cash	1,401	(1,406)
Accounts receivable	(4,872)	(1,722)
Inventories	46	284
Prepaid expenses and other	(2,835)	(1,233)
Accounts payable	2,414	(1,438)
Interest payable	(748)	—
Income taxes payable	—	(137)
Accrued and other liabilities and due to affiliates	(4,786)	984
Net cash provided by operating activities	48,656	19,161
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of payables	(20,345)	(17,863)
Net cash used in business combinations	(491)	—
Net proceeds from sale of property and equipment	1,551	2
Reimbursement of capital expenditures from West Virginia regulatory authorities	3,676	—
Decrease (increase) in other assets, net	177	(250)
Net cash used in investing activities	(15,432)	(18,111)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under New Term Loan	(2,125)	—
Net payments under New Revolving Credit Facility	(71,500)	—
Payments on capital leases	(136)	(27)
Debt issuance costs	(463)	—
Taxes paid related to net share settlement of equity awards	(1,178)	—
Proceeds from exercise of stock options	1,005	—
Net cash used in financing activities	(74,397)	(27)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,173)	1,023
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	78,278	87,604
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,105	$88,627
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$24,760	$39,483
Cash paid during period for income taxes	1,054	848
NON-CASH FINANCING ACTIVITIES
Payables for capital expenditures	3,612	196

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

The accompanying unaudited consolidated financial statements include the accounts of Eldorado Resorts, Inc. (“ERI” or the “Company”), a Nevada corporation formed in September 2013, and its consolidated subsidiaries. ERI was formed in September 2013 to be the parent company following the merger of wholly-owned subsidiaries of the Company into Eldorado HoldCo LLC (“HoldCo”), a Nevada limited liability company formed in 2009 that is the parent company of Eldorado Resorts LLC (“Resorts”), and MTR Gaming Group, Inc. (“MTR Gaming”), a Delaware corporation incorporated in 1988 (the “Merger”). Effective upon the consummation of the Merger on September 19, 2014 (the “Merger Date”), MTR Gaming and HoldCo each became a wholly-owned subsidiary of ERI and, as a result of such transactions, Resorts became an indirect wholly-owned subsidiary of ERI. The Merger has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States (“US GAAP”). As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. Intercompany accounts and transactions have been eliminated in consolidation.

On November 24, 2015 (the “Acquisition Date”), Resorts consummated the acquisition of all of the assets and properties of Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the joint venture (the “Silver Legacy Joint Venture”) owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase” or the “Acquisition”) pursuant to a Purchase and Sale Agreement, dated as of July 7, 2015 (the “Purchase Agreement”), entered into with Circus Circus Casinos, Inc. and Galleon, Inc., each an affiliate of MGM Resorts International, with respect to the acquisition. On the Acquisition Date, Resorts also exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain affiliates and shareholders of the Company. As a result of these transactions, ELLC and CC-Reno, LLC, a newly formed Nevada limited liability company, became wholly-owned subsidiaries of ERI, and Silver Legacy Joint Venture became an indirect wholly‑owned subsidiary of ERI. The accompanying unaudited consolidated financial statements for periods prior to the Acquisition Date do not include the results of operations for Circus Reno and account the Silver Legacy Joint Venture as an investment in an unconsolidated affiliate.

Resorts owns and operates the Eldorado Resort Casino Reno, a premier hotel, casino and entertainment facility centrally located in downtown Reno, Nevada (“Eldorado Reno”), which opened for business in 1973. Resorts also owns Eldorado Resort Casino Shreveport (“Eldorado Shreveport”), a 403‑room all suite art deco‑style hotel and a tri‑level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana, which commenced operations under its previous owners in December 2000.

Prior to the Acquisition Date, Resorts owned a 48.1% interest in the Silver Legacy Joint Venture which owns the Silver Legacy Resort Casino (“Silver Legacy”), a major themed hotel and casino situated between and seamlessly connected at the mezzanine level to the Eldorado Reno and Circus Reno. Resorts acquired the remaining interest in Silver Legacy in 2015 as well as acquiring Circus Reno.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance under accounting principles generally accepted in the United States for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are normal and recurring, considered necessary for a fair presentation and have been included herein. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or any future period.

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

Recently Issued Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients.” This pronouncement addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. This update affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for Topic 606. While we have not completed our impact analysis, we do not expect the adoption to have a material impact on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing.” This pronouncement was issued to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The update guidance expands how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for Topic 606. While we have not completed our impact analysis, we do not expect the adoption to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation.” This ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. These areas include income tax consequences, classification of awards as either equity or a liability, and classification on the statement of cash flow. The effective date is for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this ASU prospectively in the first quarter of 2016. Under the new guidance, we recognized a reduction in income tax expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2016, respectively. There were no excess tax benefits for the three and six months ended June 30, 2015.

In February 2016, the FASB issued ASU 2016-02 which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of adopting this accounting standard on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2016. We have adopted this guidance, and it had no impact on our consolidated financial statements for the three and six months ended June 30, 2016.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which requires that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. This ASU applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact on our financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03 which changes the presentation of debt issuance costs in financial statements. Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amortization of the costs is reported as interest expense. In August 2015, the FASB issued an accounting standards update which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period should be adjusted to reflect the period-specific effects of applying the new guidance. The effective dates for these updates were for the annual and interim periods beginning after December 15, 2015. We elected to early adopt this guidance during the third quarter of 2015.

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

Note 2. Acquisition and Final Purchase Accounting

On November 24, 2015, the Company acquired all of the assets and properties of Circus Reno and the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. As of June 30, 2016, the Company finalized its accounting related to the Circus Reno/Silver Legacy Purchase. The total purchase consideration was $223.6 million as presented in the following table.

Purchase consideration calculation (dollars in thousands)	Silver Legacy	Circus Reno	Total
Cash consideration paid by ERI for MGM’s 50% equity interest and MGM’s member note	$56,500	$16,000	$72,500
Fair value of ERI’s preexisting 50% equity interest	56,500	—	56,500
Settlement of Silver Legacy’s long-term debt (1)	87,854	—	87,854
Prepayment penalty(1)	1,831	—	1,831
Closing Silver Legacy and Circus Reno net working capital (2)	6,124	2,111	8,235
Reverse member note(3)	(6,107)	—	(6,107)
Deferred tax liability	2,769	—	2,769
Purchase consideration	$205,471	$18,111	$223,582

(1)

Represents $5.0 million of short-term debt, $75.5 million of long-term debt, the remaining 50% of the $11.5 million of member notes (net of discount), and accrued interest. Additionally, the Company paid a $1.8 million prepayment penalty as a result of the early payoff of the Silver Legacy long-term debt.

(2)

Per the Purchase and Sale Agreement, the purchase price was $72.5 million plus the Final Closing Net Working Capital (as defined in the Purchase and Sale Agreement). As agreed by both parties, the final working capital adjustment was $8.2 million.

(3)

Represents 50% of the $11.5 million of member notes (net of discount) due to ERI, and related accrued interest. This amount was settled in conjunction with the final, agreed-upon purchase consideration.

The transaction was accounted for using the acquisition method. No goodwill resulted from the recording of this transaction.

Final Purchase Price Allocation – Silver Legacy and Circus Reno

The following table summarizes the allocation of the final purchase consideration to the identifiable assets acquired and liabilities assumed in the Circus Reno/Silver Legacy Purchase. The fair values were based on management’s analysis, including work performed by third‑party valuation specialists. The following table summarizes the final purchase price allocation of the acquired assets and assumed liabilities as of June 30, 2016 (dollars in thousands):

	Silver Legacy	Circus Reno	Total
Current and other assets, net	$21,625	$2,115	$23,740
Property and equipment	168,037	14,996	183,033
Intangible assets(1)	5,000	1,000	6,000
Other noncurrent assets	10,809	—	10,809
Net assets acquired	$205,471	$18,111	$223,582

(1)	Intangible assets consist of trade names which are non-amortizable, and loyalty programs which are amortized over one year.

For the three months ended June 30, 2016, the Company finalized its valuation procedures and adjusted the preliminary purchase price allocations, as disclosed in the March 31, 2016 Form 10-Q and December 31, 2015 Form 10-K, to their updated values. The finalized purchase price allocations resulted in a $1.3 million decrease in property and equipment. This change related to management refining certain assumptions used in the valuation of property and equipment to its fair value. Accordingly, the Company adjusted depreciation expense from the Acquisition date through June 30, 2016, based on the revised measurement of property and equipment. The depreciation expense adjustment was not material.

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

Trade names were valued using the relief‑from‑royalty method. The loyalty program was valued using a comparative business valuation method. Management has assigned trade names an indefinite useful life, in accordance with its review of applicable guidance of ASC Topic No. 350, Intangibles—Goodwill and Other. The standard required management to consider, among other things, the expected use of the asset, the expected useful life of other related asset or asset group, any legal, regulatory, or contractual provisions that may limit the useful life, the Company’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, management determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. The loyalty program is being amortized on a straight‑line basis over a one year useful life.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the results of operations of the Company for the three and six months ended June 30, 2015, as if the Acquisition had occurred on January 1, 2015 (in thousands except per share data).

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Net revenues	$232,340	$444,133
Net income	8,879	1,877
Net income per common share:
Basic	$0.19	$0.04
Diluted	$0.19	$0.04
Weighted shares outstanding:
Basic	46,550,042	46,550,042
Diluted	46,924,894	46,800,406

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

Note 3. Investment in Unconsolidated Affiliates

Hotel Partnership.  The Company holds a 42.1% variable interest in a partnership with other investors to develop a new 118-room Hampton Inn & Suites hotel to be developed at Scioto Downs. Pursuant to the terms of the partnership agreement, the Company contributed $1.0 million of cash and 2.4 acres of a leasehold immediately adjacent to The Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership will be responsible for the construction of the hotel at an estimated cost of $15.0 million and other investor members have been identified to operate the hotel upon completion. The Company is not the primary beneficiary, and therefore, the entity is accounted for under the equity method of accounting. At June 30, 2016, the Company’s investment in the partnership was $1.3 million, classified as “Investment in and advances to unconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

Silver Legacy Joint Venture.  Effective March 1, 1994, ELLC and Galleon entered into the Silver Legacy Joint Venture pursuant to a joint venture agreement to develop the Silver Legacy. The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995.  Prior to the Acquisition Date, each partner owned a 50% interest in the Silver Legacy Joint Venture. Also prior to the Acquisition Date, Resorts owned a 48.1% interest in the Silver Legacy Joint Venture by means of its 96.2% ownership of ELLC, which owned a 50% interest in the Silver Legacy Joint Venture.

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

On December 16, 2013, the Silver Legacy Joint Venture entered into a new senior secured term loan facility totaling $90.5 million (the “New Silver Legacy Credit Facility”) to refinance its indebtedness under its then existing senior secured term loan and Silver Legacy Second Lien Notes. The New Silver Legacy Credit Facility was scheduled to mature on November 16, 2017, which was the maturity date of the original Silver Legacy credit facility. In connection with the Circus Reno/Silver Legacy Purchase, all amounts outstanding under the New Silver Legacy Credit Facility were paid in full and the cash collateral securing such obligations were released.

Equity in income related to the Silver Legacy Joint Venture for the three and six months ended June 30, 2015 was $1.1 million and $0.6 million, respectively.

Summarized results of operations for the Silver Legacy Joint Venture in 2015 prior to the Acquisition were as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
	(unaudited)
Net revenues	$31,984	$59,635
Operating expenses	(26,421)	(52,916)
Operating income	5,563	6,719
Other expense	(2,761)	(5,499)
Net income	$2,802	$1,220

Note 4. Stock-Based Compensation

The Company has authorized common stock of 100,000,000 shares, par value $0.00001 per share.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense recognized was $0.6 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $2.0 million and $0.8 million for the six months ended June 30,

2016 and 2015, respectively. These amounts are included in corporate expenses in the Company’s consolidated statements of operations.

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

On January 22, 2016, the Company granted 367,519 RSUs to executive officers and key employees, and 34,920 RSUs to non-employee members of the BOD under the 2015 Plan. The RSUs had a fair value of $10.77 per unit which was the NASDAQ closing price on that date. An additional 7,932 RSUs were also granted to key employees during the six months ended June 30, 2016.

A summary of the RSU activity for the six months ended June 30, 2016 is as follows:

			Weighted-Average	Weighted-Average
	Equity		Grant Date	Remaining	Aggregate
	Awards		Fair Value	Contractual Life	Fair Value
				(in years)	(in millions)
Unvested outstanding as of December 31, 2015	827,383	(1)	$4.09	2.12	$3.4
Granted	410,371	(2)	10.79
Vested	(202,431)		5.56
Unvested outstanding as of June 30, 2016	1,035,323		$6.46	1.91	$6.7

(1)	Includes 475,409 of performance awards at 135% of target and 351,974 time-based awards at 100% of target.
(2)	Includes 178,172 of performance awards at 100% of target and 232,199 time-based awards at 100% of target.

As of June 30, 2016, the Company had approximately $3.9 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 1.91 years.

In the first quarter of 2016, the Company’s chief operating officer terminated employment and the chief financial officer retired. In conjunction with the termination and retirement, unvested RSUs totaling 167,511, which were outstanding as of December 31, 2015, immediately vested representing an additional $0.5 million included in stock compensation expense during the first quarter of 2016. Additionally, severance costs totaling $1.4 million were recognized in the first quarter of 2016.

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

A summary of the ERI Stock Option activity for the years ended December 31, 2014 and 2015 and the six months ended June 30, 2016 is as follows:

						Weighted-Average
		Range of			Weighted-Average	Remaining	Aggregate
	Options	Exercise Prices			Exercise Price	Contractual Life	Intrinsic Value
						(in years)	(in millions)
Outstanding and Exercisable as of December 31, 2014	398,200	$ 2.44	-	$16.27	$7.88
Exercised
Expired	(86,000)			$11.30	$11.30
Outstanding and Exercisable as of December 31, 2015	312,200	$ 2.44	-	$16.27	$6.94	3.47	$1.3
Exercised	(132,900)	$ 2.44	-	$3.94	$2.89
Outstanding and Exercisable as of June 30, 2016	179,300	$ 2.44	-	$16.27	$9.94	3.24	$0.9

Note 5. Goodwill, Intangible Assets, Non-Operating Real Property and Other, net

Goodwill, intangible assets, non-operating real property and other, net, consisted of the following amounts (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
Goodwill	$66,826	$66,826

Gaming license (indefinite-lived)	$482,074	$482,074
Trade names	9,800	9,800
Loyalty programs	7,700	7,700
Subtotal	499,574	499,574
Accumulated amortization trade names	(3,418)	(2,462)
Accumulated amortization loyalty programs	(6,526)	(5,079)
Total gaming licenses and other intangible assets	$489,630	$492,033

Non-operating real property	$14,218	$16,314

Land held for development	$906	$906
Other	5,871	6,048
Total other assets, net	$6,777	$6,954

Goodwill, the excess of the purchase price of acquiring MTR Gaming over the fair market value of the net assets acquired, in the amount of $66.8 million was recorded as of June 30, 2016. For financial reporting purposes, goodwill is not amortized, but is reviewed no less than annually or when events or circumstances indicate the carrying value might exceed the market value to determine if there has been an impairment in the recorded value.

Included in gaming licenses is the Eldorado Shreveport gaming license recorded at $20.6 million at both June 30, 2016 and December 31, 2015. The license represents an intangible asset acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. Also included in gaming licenses are the gaming and racing licenses of Mountaineer, Presque Isle Downs and Scioto Downs recorded at $461.5 million at both June 30, 2016 and December 31, 2015. Total gaming licenses of $482.1 million reflects the fair value of these licenses calculated as of June 30, 2016 and December 31, 2015, and these gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful life.

Trade names related to the Merger are amortized on a straight‑line basis over a 3.5 year useful life. Trade names related to the Acquisition are non-amortizable, and loyalty programs are amortized on a straight‑line basis over a one year useful life. Amortization expense with respect to trade names and the loyalty program for the three and six months ended June 30, 2016 amounted to $1.2 million and $2.4 million, respectively, and $1.7 million and $3.6 million for the three and six months ended June 30, 2015, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations. Such amortization expense is expected to be $2.1 million for the remainder of 2016, $1.9 million for the year ended December 31, 2017, and $0.4 million for the year ended December 31, 2018.

Non-operating real property totaled $14.2 million at June 30, 2016 and $16.3 million at December 31, 2015. The $2.1 million decrease was primarily due to the Company recording a $2.1 million sale of land (non-operating) at Presque Isle Downs during the three and six months ended June 30, 2016. This transaction resulted in a $0.1 million gain net of costs.

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

For the three and six months ended June 30, 2016, the difference between the effective rate and the statutory rate is attributed primarily to state and local income taxes less the benefit of the early adoption of ASU 2016-09 (Stock Compensation).

For the three and six months ended June 30, 2015, the difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on deferred tax assets. As a result of net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as “Naked Credits”), the Company provided for a full valuation allowance against substantially all of the net federal and state deferred tax assets.

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

For the three and six months ended June 30, 2016, the Company’s tax expense was $6.0 million and $7.8 million, respectively. For the three and six months ended June 30, 2015, the Company’s tax expense was $1.0 million and $2.0 million, respectively. As of June 30, 2016 and 2015, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

Note 7. Long‑Term Debt

Long‑term debt consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
Senior Notes	$375,000	$375,000
Less: Unamortized debt issuance costs	(8,612)	(8,957)
Net	366,388	366,043

New Term Loan	420,750	422,875
Less: Unamortized discount and debt issuance costs	(13,590)	(14,465)
Net	407,160	408,410

New Revolving Credit Facility	22,000	93,500
Less: Unamortized debt issuance costs	(2,307)	(2,533)
Net	19,693	90,967

Capital leases	681	817
Less: Current portion	(4,533)	(4,524)
Total long-term debt	$789,389	$861,713

Scheduled maturities of long‑term debt are $22.0 million in 2020, $395.3 million in 2022 and $375.0 million in 2023. Debt issuance costs and the discount associated with the issuance of the Senior Notes, New Term Loan and New Revolving Credit Facility (as such terms are defined below) in July 2015 totaled $26.3 million. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense. Amortization of the debt issuance costs and the discount associated with the Senior Notes and New Credit Facility (as defined below) totaled $0.9 million and $1.8 million for the three and six months ended June 30, 2016, respectively.

In 2015, amortization of Resorts’ bond costs was computed using the straight‑line method, which approximated the effective interest method, over the term of the bonds, and was included in interest expense. Amortization expense with respect to deferred financing costs on Resorts senior secured notes amounted to $0.2 million and $0.4 million for three and six months ended June 30, 2015, respectively.

We are a holding company with no independent assets or operations. Our Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of June 30, 2016, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

Refinancing Transaction and Senior Notes

On July 23, 2015, the Company issued $375.0 million in aggregate principal amount of 7.0% senior notes due 2023 (“Senior Notes”) pursuant to the indenture, dated as of July 23, 2015 (the “Indenture”), at an issue price equal to 100.0% of the aggregate principal amount of the Senior Notes. The Senior Notes are guaranteed by all of the Company’s direct and indirect restricted subsidiaries. CC-Reno, LLC and the Silver Legacy Joint Venture became guarantors in June 2016 upon receipt of the required gaming regulatory approval which occurred in May 2016. The Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable. As of June 30, 2016, the Company was in compliance with all of the covenants under the Indenture relating to the Senior Notes.

New Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “New Term Loan”) and a new $150.0 million five year revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan, the “New Credit Facility”).

As of June 30, 2016, the Company had $420.8 million outstanding on the New Term Loan and $22.0 million outstanding under the New Revolving Credit Facility. The Company had $128.0 million of available borrowing capacity under its New Revolving Credit Facility as of June 30, 2016. At June 30, 2016, the interest rate on the New Term Loan was 4.25%, and the interest rate on the New Revolving Credit Facility was 5.50%.

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

The New Credit Facility is secured by substantially all of the Company’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the New Credit Facility (other than certain subsidiary guarantors designated as immaterial) (the “New Credit Facility Guarantors”), whether owned on the closing date of the New Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the New Credit Facility Guarantors. The New Credit Facility is also secured by a pledge of all of the equity owned by us and the New Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the New Credit Facility Guarantors to incur additional indebtedness, create liens on collateral, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

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

The credit agreement governing the New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the Senior Notes, certain events of bankruptcy or insolvency, certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor. As of June 30, 2016, the Company was in compliance with the covenants under the New Credit Facility.

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

Restricted Cash:  Restricted cash includes unredeemed winning tickets from the Company’s racing operations, funds related to horsemen’s fines and certain simulcasting funds that are restricted to payments for improving horsemen’s facilities and racing purses at Scioto Downs, cash deposits that serve as collateral for letters of credit, surety bonds and short-term certificates of deposit that serve as collateral for certain bonding requirements. Restricted cash is classified as Level 1 as its carrying value approximates market prices.

Long‑term Debt:  The Senior Notes are classified as Level 2 based upon market inputs. The New Term Loan under the credit facility is classified as Level 2 as it is tied to market rates of interest and its carrying value approximates market value. The fair value of the Senior Notes was based on quoted market prices at June 30, 2016.

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

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$37,105	$37,105	$78,278	$78,278
Restricted cash	3,870	3,870	5,271	5,271
Financial liabilities:
Senior Notes	$366,388	$388,125	$366,043	$367,500
New Term Loan	407,160	422,854	408,410	419,796
New Revolving Credit Facility	19,693	22,000	90,967	93,500
Acquisition-related contingent considerations	474	474	529	529

The following table represents the change in acquisition-related contingent consideration liabilities for the period December 31, 2015 to June 30, 2016:

Balance as of December 31, 2015	$529
Amortization of present value discount(1)	34
Fair value adjustment for change in consideration expected to be paid(2)	1
Settlements	(90)
Balance as of June 30, 2016	$474

(1)	Changes in present value are included as a component of interest expense in the consolidated statements of operations.
(2)	Fair value adjustments for changes in earn-out estimates are included in general and administrative expense in the consolidated statements of operations.

Note 9. Earnings per Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2016 and 2015 (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income (loss) available to common stockholders	$10,791	$4,795	$14,160	$(1,369)
Shares outstanding:
Weighted average shares outstanding - basic	47,071,608	46,516,614	46,966,391	46,505,687
Effect of dilutive securities:
Stock options	111,456	—	130,107	—
RSUs	538,011	141,004	495,460	—
Weighted average shares outstanding - diluted	47,721,075	46,657,618	47,591,958	46,505,687
Basic net income (loss) per common share	$0.23	$0.10	$0.30	$(0.03)
Diluted net income (loss) per common share	$0.23	$0.10	$0.30	$(0.03)

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

Regulatory Gaming Assessments.  The Pennsylvania Gaming Control Board (the “PGCB”), the Pennsylvania Department of Revenue and the Pennsylvania State Police (collectively, “the Borrowers”), were required to fund the costs they incurred in connection with the initial development of the infrastructure to support gaming operations in Pennsylvania as well as the initial ongoing costs of the Borrowers. The initial funding of these costs was provided from a loan from the Pennsylvania General Fund in the amount of $36.1 million, and further funding was provided from additional loans from the Pennsylvania Property Tax Reserve Fund in the aggregate amount of $63.8 million.

The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania’s slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (1) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (2) single year gross slot revenue (during the state’s fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee’s proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be $4.1 million and will be paid quarterly over a ten‑year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, it has considered a similar repayment model for the General Fund borrowings and estimated that its total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate between $2.0 million and $2.1 million, which has been accrued in the accompanying consolidated balance sheet at June 30, 2016 and December 31, 2015.

The recorded estimate relative to the Property Tax Reserve Fund is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. The estimated total obligation at June 30, 2016 and December 31, 2015, was $4.1 million and $4.3 million, respectively, of which the residual total amount, both current and long-term, of $2.0 million and $2.2 million at June 30, 2016 and December 31, 2015, respectively, are appropriately accrued in the accompanying consolidated balance sheet. The Company paid $0.2 million for the six months ended June 30, 2016.

Agreements with Horsemen and Pari-mutuel Clerks.  The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a “proceeds agreement”) with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari‑mutuel clerks. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2018. With respect to the Mountaineer pari‑mutuel clerks, we have a labor agreement in force until November 30, 2016 and a proceeds agreement until April 14, 2018. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari‑mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer’s application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. Scioto Downs has the requisite agreement in place with the OHHA until December 31, 2023, with automatic two ‑ year renewals unless either party requests re‑negotiation pursuant to its terms. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen’s Benevolent and Protective Association until May 1, 2019. With the exception of the respective Mountaineer, Presque Isle Downs and Scioto Downs horsemen’s agreements and the agreement between Mountaineer and the pari‑mutuel clerks’ union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

Note 11. Related Parties

The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates, a general partnership of which Donald L. Carano is a general partner. Mr. Carano is also a major shareholder in the Company. As of June 30, 2016 and December 31, 2015, the Company’s payable to C. S. & Y Associates amounted to $0.1 million. There were no payables to other related parties as of June 30, 2016 and December 31, 2015.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, unaudited)
Revenues and expenses
Nevada:
Net operating revenues	$84,161	$27,206	$156,932	$50,959
Expenses, excluding depreciation and corporate	(65,246)	(22,198)	(127,024)	(43,520)
(Loss) gain on sale or disposal of property	(214)	5	(180)	5
Equity in income of unconsolidated affiliate	—	1,106	—	588
Depreciation	(5,046)	(1,942)	(10,509)	(3,874)
Operating income—Nevada	$13,655	$4,177	$19,219	$4,158
Louisiana:
Net operating revenues	$32,088	$34,634	$66,530	$69,268
Expenses, excluding depreciation and amortization	(24,632)	(26,689)	(50,627)	(54,205)
Gain (loss) on sale or disposal of property	49	(1)	50	(1)
Depreciation and amortization	(1,964)	(1,888)	(3,910)	(3,807)
Operating income—Louisiana	$5,541	$6,056	$12,043	$11,255
Eastern:
Net operating revenues	$115,066	$120,793	$221,419	$229,857
Expenses, excluding depreciation, amortization and corporate	(90,953)	(93,611)	(174,927)	(180,910)
Loss on sale or disposal of property	(720)	(1)	(684)	—
Depreciation and amortization	(8,459)	(10,107)	(17,143)	(20,632)
Operating income—Eastern	$14,934	$17,074	$28,665	$28,315
Corporate:
Corporate expenses	$(4,354)	$(3,901)	$(11,258)	$(8,061)
Acquisition charges	(56)	(253)	(576)	(337)
Gain on sale or disposal of property	49	—	49	—
Depreciation and amortization	(114)	(94)	(225)	(187)
Operating loss—Corporate	$(4,475)	$(4,248)	$(12,010)	$(8,585)
Total Reportable Segments
Net operating revenues	$231,315	$182,633	$444,881	$350,084
Expenses, excluding depreciation and amortization	(185,185)	(146,399)	(363,836)	(286,696)
(Loss) gain on sale or disposal of property	(836)	3	(765)	4
Equity in income of unconsolidated affiliate	—	1,106	—	588
Acquisition charges	(56)	(253)	(576)	(337)
Depreciation and amortization	(15,583)	(14,031)	(31,787)	(28,500)
Operating income—Total Reportable Segments	$29,655	$23,059	$47,917	$35,143
Reconciliations to Consolidated Net Income (Loss):
Operating Income—Total Reportable Segments	$29,655	$23,059	$47,917	$35,143
Unallocated income and expenses:
Interest expense	(12,795)	(17,232)	(25,786)	(34,464)
Loss on early retirement of debt	(89)	—	(155)	—
Provision for income taxes	(5,980)	(1,032)	(7,816)	(2,048)
Net income (loss)	$10,791	$4,795	$14,160	$(1,369)

	Six Months Ended June 30,
	2016	2015
	(in thousands, unaudited)
Capital Expenditures
Nevada	$5,717	$2,851
Louisiana	2,664	1,470
Eastern (1)	11,683	13,047
Corporate	281	495
Total	$20,345	$17,863

(1)	Amounts are before any West Virginia capital expenditure reimbursements.

	As of	As of
	June 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
Total Assets
Nevada	$358,936	$376,760
Louisiana	128,946	135,403
Eastern	850,599	883,344
Corporate	413,981	495,202
Eliminating entries (1)	(477,777)	(565,701)
Total	$1,274,685	$1,325,008

(1) Reflects the following eliminations for the periods indicated:

Intercompany receivables/payables, inclusive of allocated interest	$320,059	$406,325
Net investment in Silver Legacy/Circus Reno	88,619	88,314
Net investment in and advances to Silver Legacy	56,500	56,500
Net investment in and advances to Eldorado Shreveport	7,733	8,482
Net investment in MTR	5,000	5,000
Reclass deferred tax assets against deferred tax liabilities	(134)	1,080
	$477,777	$565,701

Note 13.  Employee Benefit Plans

In August 2015, the Company’s Compensation Committee and Board of Directors approved the termination of then existing Resorts and MTR Gaming 401(k) plans and the establishment of a new consolidated ERI 401(k) plan which became effective in January 2016. The plan covering the Company’s employees allows for an employer contribution up to 50 percent of the first four percent of each participating employee’s contribution, up to a maximum of $1,000, subject to statutory and certain other limits.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Eldorado Resorts, Inc. (“ERI” or the “Company”), a Nevada corporation, was formed in September 2013 to be the parent company following the merger of wholly-owned subsidiaries of the Company into Eldorado HoldCo LLC (“HoldCo”), a Nevada limited liability company formed in 2009 that is the parent company of Eldorado Resorts LLC (“Resorts”), and MTR Gaming Group, Inc. (“MTR Gaming”), a Delaware corporation incorporated in 1988 (the “Merger”). Effective upon the consummation of the Merger on September 19, 2014 (the “Merger Date”), MTR Gaming and HoldCo each became a wholly-owned subsidiary of ERI and, as a result of such transactions, Resorts became an indirect wholly-owned subsidiary of ERI.

Resorts owns and operates the Eldorado Resort Casino Reno, a premier hotel, casino and entertainment facility centrally located in downtown Reno, Nevada (“Eldorado Reno”), which opened for business in 1973. Resorts also owns Eldorado Resort Casino Shreveport (“Eldorado Shreveport”), a 403‑room all suite art deco‑style hotel and a tri‑level riverboat dockside casino complex situated on the Red River in Shreveport, Louisiana, which commenced operations under its previous owners in December 2000.

Prior to November 24, 2015 (the “Acquisition Date”), Resorts owned a 48.1% interest in the joint venture (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (“Silver Legacy”), a major themed hotel and casino situated between and seamlessly connected at the mezzanine level to the Eldorado Reno and Circus Reno, (collectively, the “Reno Tri-Properties”), a hotel and casino previously owned and operated by Galleon, Inc., an indirect, wholly-owned subsidiary of MGM Resorts International.

On the Acquisition Date, Resorts consummated the acquisition of all of the assets and properties of Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase” or the “Acquisition”) pursuant to a Purchase and Sale Agreement, dated as of July 7, 2015 (the “Purchase Agreement”), entered into by certain of our subsidiaries with Circus Circus Casinos, Inc. and Galleon, Inc., each an affiliate of MGM Resorts International, with respect to the acquisition. On the Acquisition Date, Resorts also exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain affiliates and shareholders of the Company. As a result of these transactions, ELLC and CC-Reno, LLC, a newly formed Nevada limited liability company, became wholly-owned subsidiaries of ERI, and Silver Legacy became an indirect wholly‑owned subsidiary of ERI.

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

Presentation of Financial Information

ERI and its subsidiaries are collectively referred to as “we,” “us,” “our” or the “Company.” The financial information included in this Item 2 for periods prior to the Acquisition Date are those of the Company and its subsidiaries including Eldorado Reno, Eldorado Shreveport, MTR Gaming and its interest in the Silver Legacy Joint Venture.

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

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results for the three and six months ended June 30, 2016 and 2015.

•

Circus Reno/Silver Legacy Purchase - Pursuant to the Purchase Agreement in November 2015, ERI paid $80.2 million in cash, comprised of the $72.5 million purchase price plus $7.7 million in estimated working capital adjustments and the assumption of the amounts outstanding under Silver Legacy’s senior secured term loan facility. An additional $0.5 million was paid subsequent to the Acquisition Date representing the final working capital adjustment. ERI funded the purchase price for the Acquisition and repaid the borrowings outstanding under the Silver Legacy credit facility using a portion of the proceeds from the sale of its Senior Notes, borrowings under its revolving credit facility and cash on hand. Information presented prior to the Acquisition Date does not reflect the results of operations for Circus Reno, and only includes our interest in the Silver Legacy Joint Venture prior to the Acquisition as an investment in an unconsolidated affiliate. As a result, incremental increases in revenues and expenses attributable to the addition of Circus Reno and Silver Legacy are reflected in our results of operations for the three and six months ended June 30, 2016.

•

Execution of Cost Savings Program – Starting in the second quarter of 2015, we identified several areas to improve property level and consolidated margins through operating and cost efficiencies, and exercising financial discipline throughout the Company without impacting the player experience. In addition to cost savings relating to duplicative executive compensation, legal and accounting fees and other corporate expenses that have been eliminated as a result of the Merger, we have achieved savings in marketing, food and beverage costs, selling, general and administrative expenses, and other operating departments as a result of operating efficiencies and purchasing power of the combined MTR and Eldorado organization.  After a full year of the cost savings program, we exceeded our target of $10 million on an annual basis coming in saving just over $12.5 million. These cost savings, which began in the second quarter of 2015, were reflected in our operating results for the six months ended June 30, 2016 primarily due to year over year improvements during the first quarter of 2016 compared to the same prior year period. Moreover, in addition to generating incremental revenues, we have realized, and expect additional future savings resulting from cost synergies across the Reno Tri-Properties in 2016 as a result of the Acquisition.

•

Refinancing and Reduction in Interest Expense – In July 2015, we successfully refinanced all of our indebtedness, including the debt we assumed in the Merger in 2014. We issued $375.0 million in Senior Notes and entered into a new $425.0 million term loan and a new $150.0 million revolving credit facility, with the net proceeds utilized to, among other things, purchase our Resorts senior secured notes and MTR second lien notes. The refinancing reduced our annualized cash interest payments by approximately $35.0 million. Moreover, as a result of significant reductions in our outstanding indebtedness totaling $38.1 million and $73.6 million for the three and six months ended June 30, 2016, respectively, we realized additional savings in interest expense. See “Liquidity and Capital Resources” for more information related to our 2015 refinancing.

•

West Virginia Smoking Ban – On August 26, 2014, the Board of Health of Hancock County, West Virginia adopted and approved the Clean Air Regulation Act of 2014 (“Regulation”), which became effective July 1, 2015. The Regulation bans smoking in public places in Hancock County including Mountaineer. To comply with the Regulation upon its effective date, Mountaineer built a 9,300 square foot smoking pavilion which opened on July 1, 2015. During the six months ended June 30, 2016, we added 61 slot machines bringing our total to 322 slot machines and four table games located in the smoking patio. Notwithstanding our efforts to mitigate the impact of the smoking ban, the Regulation had a negative impact on our business and results of operations at Mountaineer, and continued to have a significant negative impact on Mountaineers’ business and results of operations throughout the first half of 2016.

•

Property Enhancement Capital Expenditures – During the fourth quarter of 2015, we began to realize the benefits of our property enhancement initiatives which targeted product and service offering upgrades across our entire portfolio. The completion of these initiatives by year-end 2015, helped drive increased volume to our properties and continues to be well-received by our customers. Most notably, the opening of The Brew Brothers, a restaurant and microbrewery at Scioto Downs, provided a meaningful increase in traffic and video lottery terminals (VLT) revenues subsequent to its opening in October 2015. Additionally, we completed a $5.0 million five-phase design and facility enhancement program at Presque Isle Downs that added a new casino center bar, an improved high limit gaming area and new slot product. In 2015, over 200 rooms were remodeled at Eldorado Reno and we completely refurbished the exterior of the Eldorado Shreveport.

We have continued our property enhancement initiatives in 2016. We opened a third The Brew Brothers restaurant at Presque Isle Downs in May and an escalator in July to improve traffic flow to the restaurant. Across our Nevada properties, we are planning new food and beverage offerings, hotel room upgrades, enhanced entertainment venues and new amenities to enhance our player experience. On June 30, 2016, we opened a second smoking patio at Scioto Downs which features a casino bar and 119 new VLTs. Construction continues on the 118-room Hampton Inn Hotel at Scioto Downs and is expected to open in the fourth quarter of 2016. In Shreveport, we are remodeling the second floor of the casino and expect to add approximately 138 new slot machines by the end of 2016. We continue to evaluate the offerings at Mountaineer with a goal of maintaining a positive customer experience while right sizing the property to maximize free cash flow and operational efficiencies.

•

New Regulation –  Effective January 1, 2016, the Ohio Lottery Commission enacted new regulation which resulted in the establishment of a $1.0 million progressive slot liability and a corresponding decrease in net slot win for the six months ended June 30, 2016. The changes are non-cash and related to prior years. The net non-cash impact to Scioto Down’s operating income was $0.6 million for the six months ended June 30, 2016.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Net revenues	$231,315	$182,633	26.7%	$444,881	$350,084	27.1%
Operating income	29,655	23,059	28.6%	47,917	35,143	36.3%
Net income (loss)	10,791	4,795	125.0%	14,160	(1,369)	1,134.3%

Operating Results.  Net revenues increased 26.7% and 27.1% for the three and six months ended June 30, 2016, respectively, over the same prior year periods primarily due to incremental revenues attributable to the aforementioned Acquisition combined with higher revenues at Eldorado Reno and Scioto Downs. These increases in net revenues were partially offset by decreases in net revenues at Mountaineer, Eldorado Shreveport and, to a lesser extent, a slight decline at Presque Isle Downs. Operating income increased 28.6% and 36.3% for the three and six months ended June 30, 2016, respectively, compared to the same prior year periods due to higher overall revenues combined with improved operating margins associated with company-wide cost savings initiatives.

Net income increased 125.0% and 1,134.3% for the three and six months ended June 30, 2016, respectively, compared to the same prior year periods as a result of the same factors impacting operating income. For the three and six months ended June 30, 2016, net income was also favorably impacted by decreases in interest expense totaling $4.4 million and $8.7 million, respectively, resulting from our refinancing in July 2015. This growth in net income for the three and six months ended June 30, 2016 was partially offset by an $0.8 million loss on the sale and disposal of a building and equipment related to the closure of a detached fitness center facility at Mountaineer and incremental depreciation associated with assets purchased in the Acquisition.

Net Revenues and Operating Income (Loss)

The following table highlights our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the three months ended June 30,		Net Revenues for the six months ended June 30,
	2016	2015	2016	2015
Nevada	$84,161	$27,206	$156,932	$50,959
Louisiana	32,088	34,634	66,530	69,268
Eastern	115,066	120,793	221,419	229,857
Corporate	—	—	—	—
Total	$231,315	$182,633	$444,881	$350,084

	Operating Income (Loss) for the three months ended June 30,		Operating Income (Loss) for the six months ended June 30,
	2016	2015	2016	2015
Nevada	$13,655	$4,177	$19,219	$4,158
Louisiana	5,541	6,056	12,043	11,255
Eastern	14,934	17,074	28,665	28,315
Corporate	(4,475)	(4,248)	(12,010)	(8,585)
Total	$29,655	$23,059	$47,917	$35,143

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net revenues and operating expenses were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2016	2015	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
Nevada	$45,511	$16,688	$28,823	172.7%
Louisiana	29,550	31,801	(2,251)	(7.1)%
Eastern	106,291	111,355	(5,064)	(4.5)%
Total Gaming and Pari-Mutuel Commissions	181,352	159,844	21,508	13.5%
Non-gaming:
Nevada	50,429	14,632	35,797	244.6%
Louisiana	9,598	9,357	241	2.6%
Eastern	13,631	14,523	(892)	(6.1)%
Total Non-gaming	73,658	38,512	35,146	91.3%
Total Gross Revenues	255,010	198,356	56,654	28.6%
Promotional allowances:
Nevada	(11,779)	(4,114)	7,665	186.3%
Louisiana	(7,060)	(6,524)	536	8.2%
Eastern	(4,856)	(5,085)	(229)	(4.5)%
Total Promotional Allowances	(23,695)	(15,723)	7,972	50.7%
Total Net Revenues	231,315	182,633	48,682	26.7%
Expenses:
Gaming and Pari-Mutuel Commissions:
Nevada	20,742	7,099	13,643	192.2%
Louisiana	16,313	17,447	(1,134)	(6.5)%
Eastern	66,250	69,613	(3,363)	(4.8)%
Total Gaming and Pari-Mutuel Commissions	103,305	94,159	9,146	9.7%
Non-gaming
Nevada	25,657	8,412	17,245	205.0%
Louisiana	1,787	2,067	(280)	(13.5)%
Eastern	7,936	7,403	533	7.2%
Total Non-gaming	35,380	17,882	17,498	97.9%

Marketing and promotions	9,766	7,404	2,362	31.9%
General and administrative	32,380	23,053	9,327	40.5%
Corporate	4,354	3,901	453	11.6%
Depreciation and amortization	15,583	14,031	1,552	11.1%
Total Operating Expenses	$200,768	$160,430	$40,338	25.1%

Gaming Revenues and Pari-Mutuel Commissions.  Gaming revenues grew 13.5% for the three months ended June 30, 2016 compared to the same 2015 period mainly due to an increase in Nevada gaming revenues resulting from incremental gaming revenues attributable to the Acquisition and higher gaming revenues at Eldorado Reno. Gaming revenues in Louisiana decreased $2.3 million during the second quarter compared to the same 2015 period due to a decline in gaming revenues driven by decreased high-end play associated with weakness in the energy sector along with a lower table games hold percentage. The Eastern segment recorded a 4.5% decline in gaming revenues and pari-mutuel commissions during the second quarter compared to the same 2015 period mainly due to decreased gaming revenues at Mountaineer associated with the aforementioned smoking ban that has had a negative impact on the property’s operations along with a decline in pari-mutuel commissions attributable to a decrease in the number of live racing days at all of our Eastern properties. These decreases were partially offset by continued improvements in gaming revenues at Scioto Downs during the second quarter compared to the same 2015 period.

Non-gaming Revenues.  Non-gaming revenues increased $35.1 million for the three months ended June 30, 2016 compared to the same 2015 period mainly due to incremental non-gaming revenues consisting of food, beverage, hotel, entertainment, retail and other revenues. The Nevada segment increased $35.8 million during the second quarter compared to the same 2015 period due to the Acquisition and increased non-gaming revenues at Eldorado Reno driven by higher food, beverage and hotel revenues attributable to increased visitation and growth in the property’s average daily room rate. The Louisiana segment reported a 2.6% increase in non-gaming revenues during the second quarter compared to the same 2015 period mainly due to increased food and beverage revenues. The Eastern segment posted a 6.1% decrease in non-gaming revenues primarily due to declines at Mountaineer and Presque Isle Downs resulting from strategic changes in our promotional offers along with additional volume declines at Mountaineer associated with the smoking ban impact.  These decreases were partially offset by incremental non-gaming revenues at Scioto Downs attributable to the opening of The Brew Brothers in October 2015.

Promotional Allowances.  Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, increased to 13.1% for the three months ended June 30, 2016 compared to 9.8% in the same 2015 period. Nevada promotional allowances, as a percentage of gaming revenues, were 25.9% for the three months ended June 30, 2016 compared to 24.7% in the same 2015 period. Louisiana promotional allowances, as a percentage of gaming revenues, increased to 23.9% for the three months ended June 30, 2016 from 20.5% in the same 2015 period partially due to the decrease in the table games hold percentage which negatively impacted gaming revenues. Eastern promotional allowances for the three months ended June 30, 2016 remained at 4.6% as a percentage of the segment’s gaming revenues and pari-mutuel commissions.

Gaming Expenses and Pari-Mutuel Commissions.  Nevada gaming expenses increased $13.6 million for the three months ended June 30, 2016 compared to the same 2015 period primarily due to incremental gaming expenses generated as a result of the Acquisition along with an increase in gaming expenses at Eldorado Reno associated with increased gaming revenues and volume. Louisiana gaming expenses decreased 6.5% during the second quarter compared to the same 2015 period due to lower gaming revenues combined with efforts to reduce variable operating costs including payroll expenditures and slot participation fees. The Eastern segment posted a decline in gaming expenses and pari-mutuel commissions for the three months ended June 30, 2016 compared to the same 2015 period primarily due lower gaming taxes at Mountaineer in conjunction with decreased gaming revenues and decreased pari-mutuel commissions resulting from fewer race days at all of our Eastern properties.

Non-gaming Expenses.  Non-gaming expenses increased $17.5 million for the three months ended June 30, 2016 compared to the same 2015 period. This growth was driven by higher Nevada non-gaming expenses which increased $17.2 million due to incremental expenses associated with the properties purchased in the Acquisition and, to a lesser extent, an increase in food and beverage expenses at Eldorado Reno associated with the property’s increase in food and beverage revenues. Efforts to control costs resulted in improved food departmental profit margins at Eldorado Reno during the three months ended June 30, 2016 compared to the same 2015 period. Non-gaming expenses in Louisiana declined 13.5% resulting from successful efforts to reduce costs, while the Eastern segment increased 7.2% during the three months ended June 30, 2016 compared to the same 2015 period primarily due to the addition of The Brew Brothers at Scioto Downs in October 2015.

Marketing and Promotions Expenses.  Consolidated marketing and promotions expense increased 31.9% for the three months ended June 30, 2016 compared to the same 2015 period. This increase was primarily attributable to incremental expenses in the Nevada segment associated with the Acquisition offset by declines in the Louisiana and Eastern segments.

General and Administrative Expenses.  Total general and administrative expenses increased 40.5% for the three months ended June 30, 2016 compared to the same 2015 period primarily due to incremental expenses in the Nevada segment resulting from the operation of the properties purchased in the Acquisition offset by declines in the Louisiana and Eastern segments due to continued efforts to decrease variable expenses via cost savings initiatives.

Corporate Expenses.  Corporate expenses totaled $4.4 million for the three months ended June 30, 2016 compared to $3.9 million for the same 2015 period. This increase was partially due to higher payroll related expenditures at the corporate level subsequent to the Acquisition in addition to an executive team restructuring that took place during the first quarter of 2016, which resulted in the reallocation of property executive management to corporate in order to more fully utilize their skills across defined regions. This increase was partially offset by declines in general and administrative costs at the property level for the three months ended June 30, 2016 compared to the same 2015 period. Additionally, stock compensation expense was higher during the second quarter compared to the same 2015 period due to the Company’s three year vesting schedule resulting in two years of expense versus one year of expense in the same 2015 period.

Depreciation and Amortization Expense.  Total depreciation and amortization expense increased 11.1% for the three months ended June 30, 2016 compared to the same 2015 period mainly due to additional depreciation expense associated with acquired assets in conjunction with the Acquisition. The Nevada and Eastern segments contributed $5.0 million and $8.5 million, respectively, of depreciation and amortization expense for the three months ended June 30, 2016 compared to $1.9 million and $10.1 million in the same 2015 period, respectively.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net revenues and operating expenses were as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2016	2015	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
Nevada	$84,413	$31,118	$53,295	171.3%
Louisiana	61,197	63,724	(2,527)	(4.0)%
Eastern	205,504	213,869	(8,365)	(3.9)%
Total Gaming and Pari-Mutuel Commissions	351,114	308,711	42,403	13.7%
Non-gaming:
Nevada	94,349	27,578	66,771	242.1%
Louisiana	18,991	19,024	(33)	(0.2)%
Eastern	25,107	25,852	(745)	(2.9)%
Total Non-gaming	138,447	72,454	65,993	91.1%
Total Gross Revenues	489,561	381,165	108,396	28.4%
Promotional allowances:
Nevada	(21,830)	(7,737)	14,093	182.2%
Louisiana	(13,658)	(13,480)	178	1.3%
Eastern	(9,192)	(9,864)	(672)	(6.8)%
Total Promotional Allowances	(44,680)	(31,081)	13,599	43.8%
Total Net Revenues	444,881	350,084	94,797	27.1%
Expenses:
Gaming and Pari-Mutuel Commissions:
Nevada	39,660	13,685	25,975	189.8%
Louisiana	33,442	35,446	(2,004)	(5.7)%
Eastern	127,789	133,542	(5,753)	(4.3)%
Total Gaming and Pari-Mutuel Commissions	200,891	182,673	18,218	10.0%
Non-gaming
Nevada	49,898	16,600	33,298	200.6%
Louisiana	3,720	4,038	(318)	(7.9)%
Eastern	14,693	14,222	471	3.3%
Total Non-gaming	68,311	34,860	33,451	96.0%

Marketing and promotions	19,341	14,505	4,836	33.3%
General and administrative	64,035	46,597	17,438	37.4%
Corporate	11,258	8,061	3,197	39.7%
Depreciation and amortization	31,787	28,500	3,287	11.5%
Total Operating Expenses	$395,623	$315,196	$80,427	25.5%

Gaming Revenues and Pari-Mutuel Commissions.  Total gaming revenues increased 13.7% for the six months ended June 30, 2016 compared to the same 2015 period principally due to higher Nevada gaming revenues. This increase was mainly due to incremental gaming revenues attributable to the Acquisition and increased gaming revenues at Eldorado Reno during the six months ended June 30, 2016 compared to the same 2015 period. Gaming revenues in Louisiana decreased $2.5 million for the six months ended June 30, 2016 compared to the same 2015 period due to a decline in casino volume associated with weakness in the energy sector combined with a lower table games hold percentage. Gaming revenues and pari-mutuel commissions in the Eastern segment declined for the six months ended June 30, 2016 resulting in a 3.9% decrease compared to the same 2015 period. This decrease was mainly due to declines in gaming revenues at Mountaineer associated with the aforementioned smoking ban that has had a negative impact on the property’s operations along with a decline in pari-mutuel commissions attributable to fewer live racing days across the Eastern properties. These decreases were partially offset by continued improvements in gaming revenues at Scioto Downs, despite the $1.0 million impact of the progressive liability change related to prior years during the first quarter of 2016, combined with higher gaming revenues at Presque Isle Downs for the six months ended June 30, 2016 compared to the same 2015 period.

Non-gaming Revenues.  Non-gaming revenues increased $66.0 million for the six months ended June 30, 2016 compared to the same 2015 period which were driven by incremental non-gaming revenues consisting of food, beverage, hotel, entertainment, retail and other revenues in the Nevada segment primarily as a result of the Acquisition combined with an increase in non-gaming revenues at Eldorado Reno. The Louisiana segment reported a slight decrease in non-gaming revenues for the six months ended June 30, 2016 compared to the same 2015 period. The Eastern segment posted a decrease in non-gaming revenues primarily due to the declines at Mountaineer and Presque Isle Downs resulting from strategic changes in our promotional offers along with additional volume declines at Mountaineer associated with the smoking ban impact.  Additionally, Presque Isle Downs experienced a decline in non-gaming revenues due to minor construction disruption for the six months ended June 30, 2016 related to the transformation of the old Clubhouse Restaurant into a new The Brew Brothers restaurant and installation of a brand new escalator going from the casino floor to the entrance of The Brew Brothers. These decreases were partially offset by incremental non-gaming revenues at Scioto Downs for the six months ended June 30, 2016 compared to the same 2015 period attributable to the opening of The Brew Brothers in October 2015.

Promotional Allowances.  Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, increased to 12.7% for the six months ended June 30, 2016 compared to 10.1% in the same 2015 period. Nevada promotional allowances, as a percentage of gaming revenues, were 25.9% for the six months ended June 30, 2016 compared to 24.9% in the same 2015 period. Louisiana promotional allowances, as a percentage of gaming revenues, increased to 22.3% for the six months ended June 30, 2016 from 21.2% in the same 2015 period. The Eastern segment’s promotional allowances for the six months ended June 30, 2016 declined to 4.5% as a percentage of the segment’s gaming revenues and pari-mutuel commissions compared to 4.6% in the same 2015 period. Reductions in promotional allowances, as a percentage of gaming revenues and pari-mutuel commissions in the Eastern segment were due to continued strategic revisions to our casino marketing programs in an effort to increase margins and maximize profitability.

Gaming Expenses and Pari-Mutuel Commissions.  Nevada gaming expenses increased $26.0 million for the six months ended June 30, 2016 compared to the same 2015 period primarily due to incremental gaming expenses generated as a result of the Acquisition along with an increase in gaming expenses at Eldorado Reno in conjunction with increased gaming revenues. Louisiana gaming expenses decreased 5.7% for the six months ended June 30, 2016 compared to the same 2015 period as a result of lower gaming revenues combined with efforts to reduce variable operating costs including payroll expenditures and slot participation fees. The Eastern segment’s gaming expenses and pari-mutuel commissions declined for the six months ended June 30, 2016 compared to the same 2015 period primarily due lower gaming taxes at Mountaineer in conjunction with decreased gaming revenues.

Non-gaming Expenses.  Non-gaming expenses increased $33.5 million for the six months ended June 30, 2016 compared to the same 2015 period. This growth was driven by higher Nevada non-gaming expenses which increased $33.3 million due to incremental expenses associated with the properties purchased in the Acquisition and, to a lesser extent, an increase in food expenses at Eldorado Reno associated with the property’s increase in food revenues. Efforts to control costs resulted in improved food departmental profit margins at Eldorado Reno for the six months ended June 30, 2016 compared to the same 2015 period. Non-gaming expenses in the Louisiana segment declined 7.9% mainly due to successful efforts to control costs while the Eastern segment’s non-gaming expenses increased 3.3% for the six months ended June 30, 2016 compared to the same 2015 period as a result of incremental revenues generated by the addition of The Brew Brothers at Scioto Downs in October 2015.

Marketing and Promotions Expenses.  Consolidated marketing and promotions expense increased 33.3% for the six months ended June 30, 2016 compared to the same 2015 period. This increase was primarily attributable to incremental expenses in the Nevada segment associated with the Acquisition offset by a decline in the Louisiana segment due to efforts to reduce advertising and promotional costs to maximize profitability. Marketing and promotions expense increased in the Eastern segment for the six months ended June 30, 2016 compared to the same 2015 period resulting from additional spending related to targeted e-commerce, marketing and promotional campaigns.

General and Administrative Expenses.  Total general and administrative expenses increased 37.4% for the six months ended June 30, 2016 compared to the same 2015 period primarily due to incremental expenses in the Nevada segment resulting from the operation of the properties purchased in the Acquisition offset by declines in the Louisiana and Eastern segments as the properties continued to decrease variable expenses via cost savings initiatives.

Corporate Expenses.  Corporate expenses totaled $11.3 million for the six months ended June 30, 2016 compared to $8.1 million for the same 2015 period. This increase was partially due to higher payroll related expenditures at the corporate level subsequent to the Acquisition in addition to an executive team restructuring that took place during the first quarter of 2016. This restructuring resulted in the reallocation of property executive management to corporate in order to more fully utilize their skills across defined regions. This increase was partially offset by declines in general and administrative costs at the property level for the six months ended June 30, 2016 compared to the same 2015 period. Additionally, $1.5 million of severance costs were recorded for the six months ended June 30, 2016 along with $0.5 million of additional stock-based compensation expense as a result of severance related restricted stock units becoming fully vested during the current period. Also, stock compensation expense was higher for the six months ended June 30, 2016 compared to the same 2015 period due to the Company’s three year vesting schedule associated with the Company’s long-term incentive plan established in 2015 resulting in two years of expense in the current period versus one year of expense in the same 2015 period.

 Depreciation and Amortization Expense.  Total depreciation and amortization expense increased 11.5% for the six months ended June 30, 2016 compared to the same 2015 period mainly due to additional depreciation expense associated with acquired assets in conjunction with the Acquisition. The Nevada and Eastern segments contributed $10.5 million and $17.1 million, respectively, of depreciation and amortization expense for the six months ended June 30, 2016 compared to $3.8 million and $20.7 million in the same 2015 period, respectively.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three and Six Months Ended June 30, 2016 and 2015

Adjusted EBITDA (defined below), a non GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock based compensation, (gain) loss on the sale or disposal of property, severance expenses, equity in income of unconsolidated affiliate, acquisition charges, S-1 expenses and other regulatory gaming assessments, including the impact of the change in regulatory reporting requirements, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with US GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for our operating segments for the three and six months ended June 30, 2016 and 2015, in addition to reconciling Adjusted EBITDA to operating income (loss) in accordance with US GAAP (unaudited, in thousands):

	Three Months Ended June 30, 2016
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses	Severance Expense	Other(4)	Adjusted EBITDA

Nevada	$13,655	$5,046	$—	$—	$—	$214	$18,915
Louisiana	5,541	1,964	—	—	—	(49)	7,456
Eastern	14,934	8,459	—	—	—	646	24,039
Corporate	(4,475)	114	579	56	17	(49)	(3,758)
Total	$29,655	$15,583	$579	$56	$17	$762	$46,652

	Three Months Ended June 30, 2015
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses	Severance Expense	Other(4)	Adjusted EBITDA

Nevada	$10,759	$4,647	$—	$—	$40	$(1,111)	$14,335
Louisiana	6,056	1,888	—	—	—	1	7,945
Eastern	17,074	10,107	—	—	12	(99)	27,094
Corporate	(4,248)	94	231	253	—	1	(3,669)
Total (3)	$29,641	$16,736	$231	$253	$52	$(1,208)	$45,705

	Six Months Ended June 30, 2016
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation(2)	Transaction Expenses	Severance Expense	Other(4)	Adjusted EBITDA

Nevada	$19,219	$10,509	$—	$—	$—	$180	$29,908
Louisiana	12,043	3,910	—	—	—	(50)	15,903
Eastern (1)	28,665	17,143	—	—	—	1,136	46,944
Corporate	(12,010)	225	2,033	574	1,461	(49)	(7,766)
Total	$47,917	$31,787	$2,033	$574	$1,461	$1,217	$84,989

	Six Months Ended June 30, 2015
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses	Severance Expense	Other(4)	Adjusted EBITDA

Nevada	$11,942	$10,315	$—	$—	$41	$(593)	$21,705
Louisiana	11,255	3,807	—	—	25	1	15,088
Eastern	28,315	20,632	—	—	95	(120)	48,922
Corporate	(8,585)	187	821	337	11	1	(7,228)
Total (3)	$42,927	$34,941	$821	$337	$172	$(711)	$78,487
(1)

Effective January 1, 2016, the Ohio Lottery Commission enacted a regulatory change which resulted in the establishment of a $1.0 million progressive slot liability and a corresponding decrease in net slot win in during the first quarter of 2016. The changes are non-cash and related primarily to prior years. The net non-cash impact to Adjusted EBITDA was $0.6 million for the six months ended June 30, 2016.

(2)

Included in stock-based compensation expense for the six months ended June 30, 2016 is $0.5 million of additional stock-based compensation expense as a result of severance related restricted stock units becoming fully vested during the first quarter of 2016.

(3)

Nevada results of operations for the three and six months ended June 30, 2015 include the operations of Silver Legacy and Circus Reno, which were acquired by ERI on November 24, 2015, as if the acquisition occurred on January 1, 2015. Such presentation does not conform with GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we have included the combined information because we believe it provides a meaningful comparison for the periods presented.

(4)

Other is comprised of (gain) loss on the sale or disposal of property, equity in income of unconsolidated affiliate and other regulatory gaming assessments, including the item listed in footnote (1) above.

Liquidity and Capital Resources

The primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings under our revolving credit facility and proceeds from the issuance of debt securities.

We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties and servicing our outstanding indebtedness. During the remainder of 2016, we plan to spend $29.7 million, net of reimbursements from West Virginia, on qualified capital expenditures, $22.7 million to pay interest on our outstanding indebtedness and $2.1 million for principal payments on our term loan. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements, and service our outstanding indebtedness for the foreseeable future.

ERI is a holding company and its only significant assets are ownership interests in its subsidiaries. ERI’s ability to fund its obligations depends on the cash flow of its subsidiaries and the ability of its subsidiaries to distribute or otherwise make funds available to ERI.

At June 30, 2016, we had consolidated cash and cash equivalents of $41.0 million, including restricted cash of $3.9 million.

Operating Cash Flow.  For the six months ended June 30, 2016, cash flows provided by operating activities totaled $48.7 million compared to $19.2 million during the same prior year period. The increase in operating cash was primarily due to the increase in net income, including incremental net income associated with the Acquisition, the refinancing of our debt resulting in lower interest expense and changes in the balance sheet accounts in the normal course of business.

Investing Cash Flow.  Net cash flows used in investing activities totaled $15.4 million for the six months ended June 30, 2016, compared to $18.1 million for the same prior year period. Net cash flows used in investing activities for the six months ended June 30, 2016, primarily consisted of $20.3 million in capital expenditures for various property enhancement and maintenance projects and equipment purchases partially offset by West Virginia’s reimbursement of capital expenditures totaling $3.7 million.

Financing Cash Flow.  Net cash flows used in financing activities for the six months ended June 30, 2016, totaled $74.4 million and primarily consisted of net payments totaling $71.5 million on the New Revolving Credit Facility and $2.1 million in payments on the New Term Loan.

Capital Expenditures

For the six months ended June 30, 2016, additions to property and equipment aggregated $20.3 million, which included $5.7 million in Nevada, $2.7 million in Louisiana, $11.7 million attributable to the Eastern properties and $0.2 million at corporate.

Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission in an amount equal to $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. As of June 30, 2016, Mountaineer remains eligible for $2.1 million under annual modernization fund grants that expire in varying dates through June 30, 2017. We can make no assurances Mountaineer will be able to make qualifying capital expenditure purchases sufficient to receive reimbursement of the available funds prior to their expiration nor that the modernization funds will continue to be available.

We anticipate spending on capital expenditures for the remainder of 2016 to be approximately $30.8 million, or $29.7 million after anticipated reimbursements from West Virginia on qualified capital expenditures.

Debt Obligations

Refinancing Transaction and Senior Notes

On July 23, 2015, the Company issued $375.0 million in aggregate principal amount of 7.0% senior notes due 2023 (the “Senior Notes”) pursuant to the indenture, dated as of July 23, 2015 (the “Indenture”), at an issue price equal to 100.0% of the aggregate principal amount of the Senior Notes. The Senior Notes are guaranteed by all of the Company’s direct and indirect restricted subsidiaries. CC-Reno, LLC and the Silver Legacy Joint Venture became guarantors in June 2016 upon receipt of gaming approval which occurred in May 2016. The Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable. As of June 30, 2016, the Company was in compliance with all of the covenants under the Indenture relating to the Senior Notes.

New Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “New Term Loan”) and a new $150.0 million five year revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan, the “New Credit Facility”).

As of June 30, 2016, the Company had $420.8 million outstanding on the New Term Loan and $22.0 million in borrowings outstanding under the New Revolving Credit Facility. The Company had $128.0 million of available borrowing capacity under its New Revolving Credit Facility as of June 30, 2016. At June 30, 2016, the interest rate on the New Term Loan was 4.25% and the average interest rate on the New Revolving Credit Facility was 5.50%.

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

The New Credit Facility is secured by substantially all of the Company’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the New Credit Facility (other than certain subsidiary guarantors designated as immaterial) (the “New Credit Facility Guarantors”), whether owned on the closing date of the New Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the New Credit Facility Guarantors. The New Credit Facility is also secured by a pledge of all of the equity owned by us and the New Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the New Credit Facility Guarantors to incur additional indebtedness, create liens on collateral, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

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

The credit agreement governing the New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the Senior Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor. As of June 30, 2016, the Company was in compliance with the covenants under the New Credit Facility.

Contractual Obligations

There have been no material changes during the six months ended June 30, 2016 to our contractual obligations as disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2015.

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

The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania’s slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state’s fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee’s proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be $4.1 million and will be paid quarterly over a ten‑year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate between $2.0 million and $2.1 million, which has been accrued in the accompanying consolidated balance sheet at June 30, 2016 and December 31, 2015.

The recorded estimate relative to the Property Tax Reserve Fund is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at June 30, 2016 and December 31, 2015, was $4.1 million and $4.3 million, respectively, of which the residual total amount, both current and long-term, of $2.0 million and $2.2 million at June 30, 2016 and December 31, 2015, respectively, are appropriately accrued in the accompanying consolidated balance sheet. The Company paid $0.2 million for the six months ended June 30, 2016.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long‑term U.S. treasury rates and the applicable spreads in the high‑yield investment risk, short‑term and long‑term LIBOR rates, and short‑term Eurodollar rates, and their potential impact on our long‑term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long‑term fixed‑rate borrowings and short‑term borrowings under the New Credit Facility. We do not currently utilize derivative financial instruments for trading or speculative purposes. (See also “Liquidity and Capital Resources” above for additional information related to the refinancing of our long‑term debt.)

As of June 30, 2016, our long‑term variable‑rate borrowings totaled $442.8 million comprised of $420.8 million under the New Term Loan and $22.0 million under the New Revolving Credit Facility and represented approximately 54% of our long‑term debt.

There was no material change in interest rate risk for the six months ended June 30, 2016.

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

ITEM 1A.  RISK FACTORS

A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2015. There have been no material changes to those risk factors during the six months ended June 30, 2016.

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

ELDORADO RESORTS, INC.

Date: August 9, 2016	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer and Chairman of the Board

Date: August 9, 2016	/s/ Thomas R. Reeg
Thomas R. Reeg
President and Chief Financial Officer
(Principal Financial and Accounting Officer)