Form 10-K/A
period 2015-12-31
Eldorado Resorts, Inc.
filed 2016-11-01
CIK 1590895

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Telephone: (775) 328-0100
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.00001 par value	NASDAQ Stock Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant was $230.1 million at June 30, 2015 based upon the closing price for the shares of ERI's common stock as reported by The Nasdaq Stock Market.

         As of March 2, 2016, there were 46,850,583 outstanding shares of the Registrant's Common Stock.

        This Amendment No. 1 to the Annual Report on Form 10-K of Eldorado Resorts, Inc. (the "Company," "ERI," or the "Registrant," and together with its subsidiaries may also be referred to as "we," "us" or "our" amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was originally filed with the Securities and Exchange Commission (the "SEC") on March 15, 2016 (the "Original Form 10-K").

        This Amendment No. 1 is being filed to include management's conclusion regarding its assessment of effectiveness of internal control over financial reporting required by Item 9A on Form 10-K that was previously omitted from the Original Form 10-K due to an unintentional failure to notice that the report contained in Item 9A of the Form 10-K did not accurately reflect the conclusion.

        This Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company's other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Item 9A, the Report of Independent Registered Public Accounting Firm, the signature page and the certifications required to be filed as exhibits to this Amendment No. 1.

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

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for Eldorado Resorts, Inc. and subsidiaries. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due to the omission of management's conclusion regarding its assessment of effectiveness of internal control over financial reporting in the previously filed Form 10-K for the year ended December 31, 2015. This omission was due to an unintentional failure to notice that the report contained in Item 9A of the Form 10-K did not accurately reflect the conclusion and is corrected as noted below.

Management's Report on Internal Control over Financial Reporting

        Our Chief Executive Officer and Chief Financial Officer evaluated and assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K Annual Report (the "Evaluation Date") based upon the framework set forth in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission. Based on their evaluation and assessment, they concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

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

        We have audited Eldorado Resorts, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework, the "COSO criteria"). Eldorado Resorts, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Circus and Eldorado Joint Venture (dba, Silver Legacy Resort Casino) and Circus Circus Reno, which are included in the 2015 consolidated financial statements of Eldorado Resorts, Inc. and constituted $220.9 million and $152.0 million of total and net assets, respectively, as of December 31, 2015 and $21.8 million and $1.6 million of net revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Eldorado Resorts, Inc. also did not include an evaluation of internal control over financial reporting of Circus and Eldorado Joint Venture (dba, Silver Legacy Resort Casino) and Circus Circus Reno.

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

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 15, 2016

ITEM 15.    Exhibits.

(A)(3) Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Gary L. Carano pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.
31.2	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.
32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350	Filed herewith.
32.2	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

 SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO RESORTS, INC.
By:	/s/ GARY L. CARANO Gary L. Carano Chief Executive Officer

Dated: November 1, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY L. CARANO Gary L. Carano	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 1, 2016
/s/ THOMAS R. REEG Thomas R. Reeg	President, Chief Financial Officer and Director (Principal Financial Officer)	November 1, 2016
/s/ STEPHANIE D. LEPORI Stephanie D. Lepori	Chief Accounting Officer (Principal Accounting Officer)	November 1, 2016
/s/ FRANK J. FAHRENKOPF JR. Frank J. Fahrenkopf Jr.	Director	November 1, 2016
/s/ JAMES B. HAWKINS James B. Hawkins	Director	November 1, 2016
/s/ MICHAEL E. PEGRAM Michael E. Pegram	Director	November 1, 2016
/s/ DAVID P. TOMICK David P. Tomick	Director	November 1, 2016
/s/ ROGER P. WAGNER Roger P. Wagner	Director	November 1, 2016

QuickLinks

  Item 9A. Controls and Procedures.
  ITEM 15. Exhibits.
SIGNATURES