Form 10-Q
period 2016-09-30
Eldorado Resorts, Inc.
filed 2016-11-09
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of October 31, 2016 was 47,105,744.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2016

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,609	$78,278
Restricted cash	2,395	5,271
Accounts receivable, net	17,061	9,981
Inventories	11,477	11,742
Prepaid income taxes	74	112
Prepaid expenses and other	16,322	10,795
Total current assets	91,938	116,179
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES	1,286	1,286
PROPERTY AND EQUIPMENT, NET	609,795	625,416
GAMING LICENSES AND OTHER INTANGIBLES, NET	488,421	492,033
GOODWILL	66,826	66,826
NON-OPERATING REAL PROPERTY	14,218	16,314
OTHER ASSETS, NET	6,390	6,954
Total assets	$1,278,874	$1,325,008
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,539	$4,524
Accounts payable	22,701	17,005
Due to affiliates	169	129
Accrued property, gaming and other taxes	16,772	19,424
Accrued payroll and related	15,146	17,852
Accrued interest	7,707	14,978
Accrued other liabilities	30,601	31,798
Total current liabilities	97,635	105,710
LONG-TERM DEBT, LESS CURRENT PORTION	786,112	861,713
DEFERRED INCOME TAXES	91,229	78,797
OTHER LONG-TERM LIABILITIES	7,001	8,121
	981,977	1,054,341
COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)
STOCKHOLDERS' EQUITY:
Common stock, 100,000,000 shares authorized, 47,105,744 and 46,817,829 issued and outstanding, par value $0.00001 as of September 30, 2016 and December 31, 2015, respectively	—	—
Paid-in capital	173,285	170,897
Retained earnings	123,600	99,758
Accumulated other comprehensive income	12	12
Total stockholders’ equity	296,897	270,667
Total liabilities and stockholders’ equity	$1,278,874	$1,325,008

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED INCOME STATEMENT

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES:
Casino	$184,604	$156,357	$532,141	$460,807
Pari-mutuel commissions	3,527	3,781	7,104	8,042
Food and beverage	38,029	24,040	108,735	69,717
Hotel	28,001	9,193	73,843	24,671
Other	12,095	6,165	33,994	17,464
	266,256	199,536	755,817	580,701
Less-promotional allowances	(24,691)	(15,996)	(69,371)	(47,077)
Net operating revenues	241,565	183,540	686,446	533,624
EXPENSES:
Casino	103,272	90,398	299,908	268,282
Pari-mutuel commissions	3,506	3,625	7,761	8,414
Food and beverage	21,046	12,461	61,557	36,384
Hotel	7,956	2,340	23,064	6,843
Other	7,298	4,079	19,990	10,513
Marketing and promotions	11,323	7,816	30,664	22,321
General and administrative	34,094	23,285	98,129	69,882
Corporate	4,426	3,652	15,684	11,713
Depreciation and amortization	15,810	13,954	47,597	42,454
Total operating expenses	208,731	161,610	604,354	476,806
GAIN (LOSS) ON SALE OR DISPOSAL OF PROPERTY	25	(6)	(740)	(2)
ACQUISITION CHARGES	(4,750)	(380)	(5,326)	(717)
EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATE	—	2,548	—	3,136
OPERATING INCOME	28,109	24,092	76,026	59,235
OTHER EXPENSE:
Interest expense, net	(12,589)	(14,482)	(38,375)	(48,946)
Loss on early retirement of debt, net	—	(1,790)	(155)	(1,790)
Total other expense	(12,589)	(16,272)	(38,530)	(50,736)
NET INCOME BEFORE INCOME TAXES	15,520	7,820	37,496	8,499
PROVISION FOR INCOME TAXES	(5,838)	(2,421)	(13,654)	(4,469)
NET INCOME	$9,682	$5,399	$23,842	$4,030
Net Income per share of Common Stock:
Basic	$0.21	$0.12	$0.51	$0.09
Diluted	$0.20	$0.12	$0.50	$0.09
Weighted Average Basic Shares Outstanding	47,193,120	46,516,614	47,106,706	46,509,369
Weighted Average Diluted Shares Outstanding	47,834,644	46,763,589	47,737,592	46,620,959

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET INCOME	$9,682	$5,399	$23,842	$4,030
Other Comprehensive Income, net of tax:
Other Comprehensive Income	—	—	—	—
Comprehensive Income, net of tax	$9,682	$5,399	$23,842	$4,030

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,842	$4,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,597	42,454
Amortization of debt issuance costs and discount (premium)	2,614	(5,259)
Equity in income of unconsolidated affiliate	—	(3,136)
Loss on early retirement of debt, net	155	1,790
Change in fair value of acquisition related contingencies	1	52
Stock-based compensation expense	2,749	1,155
Loss on sale or disposal of property	740	2
Provision for bad debts	308	46
Provision for deferred income taxes	12,432	3,206
Change in operating assets and liabilities:
Restricted cash	2,876	4,094
Accounts receivable	(7,388)	(2,137)
Inventories	265	69
Prepaid expenses and other	(5,489)	(310)
Accounts payable	3,735	642
Interest payable	(7,271)	(20,593)
Income taxes payable	—	(34)
Accrued and other liabilities and due to affiliates	(4,916)	(5,543)
Net cash provided by operating activities	72,250	20,528
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of payables	(32,949)	(24,414)
Net cash used in business combinations	(491)	—
Net proceeds from sale of property and equipment	1,560	6
Cash escrow deposit required for acquisition	—	(55,460)
Decrease in restricted cash due to credit support deposit	—	2,500
Reimbursement of capital expenditures from West Virginia regulatory authorities	4,113	—
Decrease (increase) in other assets, net	564	(944)
Net cash used in investing activities	(27,203)	(78,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Senior Notes	—	375,000
Payments under Term Loan	(3,188)	425,000
Net payments under Revolving Credit Facility	(74,500)	16,937
Retirement of long-term debt	—	(728,664)
Payments on capital leases	(204)	(29)
Debt issuance costs	(463)	(25,223)
Taxes paid related to net share settlement of equity awards	(1,366)	—
Call premium on early retirement of debt	—	(44,090)
Proceeds from exercise of stock options	1,005	—
Net cash (used in) provided by financing activities	(78,716)	18,931
DECREASE IN CASH AND CASH EQUIVALENTS	(33,669)	(38,853)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	78,278	87,604
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,609	$48,751
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$43,000	$74,806
Cash paid during period for income taxes	1,406	1,102
NON-CASH FINANCING ACTIVITIES
Payables for capital expenditures	1,961	194

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

On November 24, 2015 (the “Reno Acquisition Date”), Resorts consummated the acquisition of all of the assets and properties of Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the joint venture (the “Silver Legacy Joint Venture”) owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase” or the “Reno Acquisition”) pursuant to a Purchase and Sale Agreement, dated as of July 7, 2015 (the “Purchase Agreement”), entered into with Circus Circus Casinos, Inc. and Galleon, Inc., each an affiliate of MGM Resorts International, with respect to the acquisition. On the Reno Acquisition Date, Resorts also exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain affiliates and shareholders of the Company. As a result of these transactions, ELLC and CC-Reno, LLC, a newly formed Nevada limited liability company, became wholly-owned subsidiaries of ERI, and Silver Legacy Joint Venture became an indirect wholly‑owned subsidiary of ERI. The accompanying unaudited consolidated financial statements for periods prior to the Reno Acquisition Date do not include the results of operations for Circus Reno and report the Silver Legacy Joint Venture as an investment in an unconsolidated affiliate.

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

Prior to the Reno Acquisition Date, Resorts owned a 48.1% interest in the Silver Legacy Joint Venture which owns the Silver Legacy Resort Casino (“Silver Legacy”), a major themed hotel and casino situated between and seamlessly connected at the mezzanine level to the Eldorado Reno and Circus Reno. Resorts acquired the remaining interest in Silver Legacy in 2015 as well as acquiring Circus Reno.

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

Agreement to Acquire Isle of Capri Casinos, Inc.

On September 19, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Isle of Capri Casinos, Inc., a Delaware corporation (“Isle” or “Isle of Capri”), Eagle I Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub A”), and Eagle II

Acquisition Company LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub B”). The Merger Agreement provides for, among other things, (1) the merger of Merger Sub A with and into Isle, with Isle as the surviving entity (the “First Step Merger”), and (2) a subsequent merger whereby Isle will merge with and into Merger Sub B, with Merger Sub B as the surviving entity (the “Second Step Merger” and together with the First Step Merger, the “Mergers”). Isle’s stockholders may elect to exchange each share of Isle common stock held by such stockholder, at the effective time of the First Step Merger, for either $23.00 in cash or 1.638 shares of Company common stock. Elections are subject to proration and reallocation such that the outstanding shares of Isle common stock will be exchanged for aggregate consideration comprised of 58% cash and 42% Company common stock. The First Step Merger is subject to adoption of the Merger Agreement by holders of at least two-thirds of Isle’s outstanding common stock and the issuance of Company stock pursuant to the Merger Agreement is subject to approval of holders of a majority of the Company’s outstanding common stock. Each party’s obligation to consummate the Mergers is subject to customary conditions, including, among others: (i) stockholder approval of both the Company and Isle as described above; (ii) receipt of required approvals of gaming authorities; and (iii) absence of any order or legal requirement that prohibits or makes the Mergers illegal. The waiting period under the Hart-Scott-Rodino Act terminated on October 21, 2016. The obligation of the Company to consummate the Mergers is subject to the absence of a material adverse effect on Isle and the obligation of Isle to consummate the Mergers is subject to the absence of a material adverse effect on the Company. The obligation of the Company to consummate the Mergers is not subject to a financing condition.

Additionally, the Merger Agreement contains certain termination rights for both the Company and Isle including, among others, a mutual termination right if the Mergers have not been consummated on or prior to June 19, 2017 (which may be extended for an additional 90 days by either the Company or Isle if all of the conditions precedent other than the receipt of required gaming approvals have been satisfied). Upon the termination of the Merger Agreement under certain circumstances, the Company or Isle may be required to pay a termination fee of $60 million or $30 million, respectively. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement.

In connection with the execution of the Merger Agreement, on September 19, 2016, Recreational Enterprises, Inc. (“REI”), the Company and Isle entered into a voting agreement and GFIL Holdings, LLC (“GFIL”), the Company and Isle entered into a voting agreement pursuant to which, REI has agreed, among other things, to vote all of its shares of Company common stock in favor of the issuance of shares of Company common stock as stock consideration in the Mergers and GFIL has agreed, among other things, to vote all of its shares of Isle common stock in favor of the Mergers and adoption of the Merger Agreement.

Upon completion of the Mergers, the Company will add 12 additional properties to its portfolio after giving effect to the planned dispositions of Isle of Capri Casino Hotel Lake Charles and Lady Luck Casino Marquette. On August 22, 2016, Isle entered into an agreement to sell Isle of Capri Casino Hotel Lake Charles for aggregate consideration of $134.5 million, subject to certain adjustments. On October 13, 2016, Isle entered into an agreement to sell Lady Luck Casino Marquette for cash consideration of approximately $40.0 million, subject to certain adjustments.

In connection with entering into the Merger Agreement, on September 19, 2016, the Company entered into a debt financing commitment letter with JPMorgan Chase Bank, N.A. as modified by the five separate written joinders to the Commitment Letter entered into by ERI and JPMorgan Chase Bank, N.A. with each of Macquarie Capital Funding LLC, KeyBank, National Association, Capital One, National Association, SunTrust Bank and U.S. Bank National Association and certain affiliates of such parties (the “Commitment Letter”). The Commitment Letter provides for: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion comprised of (i) a term loan facility of up to $1.45 billion and (ii) a revolving credit facility of $300 million and (b) an amount equal to at least $375 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes or, if the notes are not issued and sold on or prior to the date of the consummation of the Mergers, an amount equal to at least $375 million in senior unsecured bridge loans under a senior unsecured credit facility. The proceeds of such borrowings may be used (w) to pay consideration in the Mergers, (x) refinance all of Isle’s existing credit facilities and senior and senior subordinated notes, (y) refinance the Company’s existing credit facility and (z) pay transaction fees and expenses related to the foregoing. The availability of the borrowings is subject to the satisfaction of certain customary conditions.

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. This new guidance is intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients.” This pronouncement addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. This update affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for Topic 606. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing.” This pronouncement was issued to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The update guidance expands how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for Topic 606. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation.” This ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. These areas include income tax consequences, classification of awards as either equity or a liability, and classification on the statement of cash flow. The effective date is for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this ASU prospectively in the first quarter of 2016. Under the new guidance, we recognized a reduction in income tax expense of $0.1 million and $0.8 million for the three and nine months ended September 30, 2016, respectively. There were no excess tax benefits for the three and nine months ended September 30, 2015.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2016. We have adopted this guidance, and it had no impact on our consolidated financial statements for the three and nine months ended September 30, 2016.

In January 2015, the FASB issued ASU No. 2015‑1, “Income Statement—Extraordinary and Unusual Items” (Subtopic 225‑20) which eliminates the concept of accounting of Extraordinary Items, previously defined as items that are both unusual and infrequent, which were reported as a separate item on the income statement, net of tax, after income from continuing operations. The elimination of this concept is intended to simplify accounting for unusual items and more closely align with international accounting practices. This amendment is effective for annual periods beginning after December 15, 2015 and for subsequent interim and annual periods thereafter. Early adoption is permitted. We believe that the effects, if any, of the adoption of this guidance will not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014‑15, “Presentation of Financial Statements—Going Concern” (Subtopic 205‑40) which amends the current guidance in ASC Topic 205 by adding Subtopic 40. Subtopic 40 requires management to evaluate whether there are conditions or events that in aggregate would raise substantial doubt about an entity’s ability to continue as a going concern for one year from the date the financial statements are issued or available to be issued. If substantial doubt existed, management would be required to make certain disclosures related to nature of the substantial doubt and under certain circumstances, how that substantial doubt would be mitigated. This amendment is effective for annual periods ending after December 15, 2016 and for subsequent interim and annual periods thereafter. Early adoption is permitted. We will complete our evaluation during the fourth quarter ending December 31, 2016; however, we currently do not anticipate adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2. Reno Acquisition and Final Purchase Accounting

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

Final Purchase Price Allocation – Silver Legacy and Circus Reno

The following table summarizes the allocation of the final purchase consideration to the identifiable assets acquired and liabilities assumed in the Circus Reno/Silver Legacy Purchase. The fair values were based on management’s analysis, including work performed by third‑party valuation specialists. The following table summarizes the final purchase price allocation of the acquired assets and assumed liabilities (dollars in thousands):

	Silver Legacy	Circus Reno	Total
Current and other assets, net	$21,625	$2,115	$23,740
Property and equipment	168,037	14,996	183,033
Intangible assets(1)	5,000	1,000	6,000
Other noncurrent assets	10,809	—	10,809
Net assets acquired	$205,471	$18,111	$223,582

(1)	Intangible assets consist of trade names which are non-amortizable, and loyalty programs which are amortized over one year.

During the three months ended June 30, 2016, the Company finalized its valuation procedures and adjusted the preliminary purchase price allocations, as disclosed in the March 31, 2016 Form 10-Q and December 31, 2015 Form 10-K, to their updated values. The finalized purchase price allocations resulted in a $1.3 million decrease in property and equipment. This change related to management refining certain assumptions used in the valuation of property and equipment to its fair value. Accordingly, the Company adjusted depreciation expense from the Reno Acquisition Date through June 30, 2016, based on the revised measurement of property and equipment. The depreciation expense adjustment was not material.

Valuation methods used for the identifiable net assets acquired in the Reno Acquisition make use of quoted prices in active markets and discounted cash flows using current interest rates.

Trade receivables and payables, inventory and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the fair value of those items at the Reno Acquisition, based on management’s judgments and estimates.

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

Unaudited Pro Forma Information

The following unaudited pro forma information presents the results of operations of the Company for the three and nine months ended September 30, 2015, as if the Reno Acquisition had occurred on January 1, 2015 (in thousands except per share data).

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Net revenues	$242,993	$687,126
Net income	9,896	11,773
Net income per common share:
Basic	$0.21	$0.25
Diluted	$0.21	$0.25
Weighted shares outstanding:
Basic	46,550,042	46,550,042
Diluted	46,865,603	47,007,451

These pro forma results do not necessarily represent the results of operations that would have been achieved if the Reno Acquisition had taken place on January 1, 2015, nor are they indicative of the results of operations for future periods. The pro forma amounts include the historical operating results of the Company, the Silver Legacy and Circus Reno prior to the Reno Acquisition, with adjustments directly attributable to the Reno Acquisition.

Note 3. Investment in Unconsolidated Affiliates

Hotel Partnership.  The Company holds a 42.1% variable interest in a partnership with other investors to develop a new 118-room Hampton Inn & Suites hotel to be developed at Scioto Downs. Pursuant to the terms of the partnership agreement, the Company contributed $1.0 million of cash and 2.4 acres of a leasehold immediately adjacent to The Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership will be responsible for the construction of the hotel at an estimated cost of $15.0 million and other investor members have been identified to operate the hotel upon completion. The Company is not the primary beneficiary, and therefore, the entity is accounted for under the equity method of accounting. At September 30, 2016, the Company’s investment in the partnership was $1.3 million, classified as “Investment in and advances to unconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

Silver Legacy Joint Venture.  Effective March 1, 1994, ELLC and Galleon entered into the Silver Legacy Joint Venture pursuant to a joint venture agreement to develop the Silver Legacy. The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995.  Prior to the Reno Acquisition Date, each partner owned a 50% interest in the Silver Legacy Joint Venture. Also prior to the Reno Acquisition Date, Resorts owned a 48.1% interest in the Silver Legacy Joint Venture by means of its 96.2% ownership of ELLC, which owned a 50% interest in the Silver Legacy Joint Venture.

On the Reno Acquisition Date, Resorts consummated the Reno Acquisition of the other 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. pursuant to the Purchase Agreement and also exercised its right to acquire the 3.8% interest in ELLC held by certain affiliates of the Company. As a result of these transactions, ELLC became a wholly-owned subsidiary of ERI and Silver Legacy became an indirect wholly‑owned subsidiary of ERI. In conjunction with the Reno Acquisition, we recorded a $35.6 million gain related to the valuation of our pre-acquisition investment in the Silver Legacy Joint Venture.

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

Equity in income related to the Silver Legacy Joint Venture for the three and nine months ended September 30, 2015 was $2.5 million and $3.1 million, respectively.

Summarized results of operations for the Silver Legacy Joint Venture in 2015 prior to the Reno Acquisition were as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
	(unaudited)
Net revenues	$38,028	$97,665
Operating expenses	(29,953)	(82,850)
Operating income	8,075	14,815
Other expense	(2,801)	(8,319)
Net income	$5,274	$6,496

Note 4. Stock-Based Compensation

The Company has authorized common stock of 100,000,000 shares, par value $0.00001 per share.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense recognized was $0.7 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $2.7 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in corporate expenses in the Company’s consolidated statements of operations.

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

On January 22, 2016, the Company granted 367,519 RSUs to executive officers and key employees, and 34,920 RSUs to non-employee members of the BOD under the 2015 Plan. The RSUs had a fair value of $10.77 per unit which was the NASDAQ closing price on that date. An additional 9,794 RSUs were also granted to key employees during the nine months ended September 30, 2016.

A summary of the RSU activity for the nine months ended September 30, 2016 is as follows:

			Weighted-Average	Weighted-Average
	Equity		Grant Date	Remaining	Aggregate
	Awards		Fair Value	Contractual Life	Fair Value
				(in years)	(in millions)
Unvested outstanding as of December 31, 2015	827,383	(1)	$4.09	2.12	$3.4
Granted	412,233	(2)	10.81
Vested	(245,934)		5.63
Unvested outstanding as of September 30, 2016	993,682		$6.49	1.67	$6.5

(1)	Includes 475,409 of performance awards at 135% of target and 351,974 time-based awards at 100% of target all of which were granted in 2015. There were no RSU grants in 2014.
(2)	Includes 178,172 of performance awards at 100% of target and 234,061 time-based awards at 100% of target.

As of September 30, 2016, the Company had approximately $3.0 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 1.67 years.

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

A summary of the ERI Stock Option activity for the years ended December 31, 2014 and 2015 and the nine months ended September 30, 2016 is as follows:

						Weighted-Average
		Range of			Weighted-Average	Remaining	Aggregate
	Options	Exercise Prices			Exercise Price	Contractual Life	Intrinsic Value
						(in years)	(in millions)
Outstanding and Exercisable as of December 31, 2014	398,200	$ 2.44	-	$16.27	$7.88	4.54	$0.2
Expired	(86,000)			$11.30	$11.30
Outstanding and Exercisable as of December 31, 2015	312,200	$ 2.44	-	$16.27	$6.94	3.47	$1.3
Exercised	(132,900)	$ 2.44	-	$3.94	$2.89
Outstanding and Exercisable as of September 30, 2016	179,300	$ 2.44	-	$16.27	$9.94	2.72	$0.7

Note 5. Goodwill, Intangible Assets, Non-Operating Real Property and Other, net

Goodwill, intangible assets, non-operating real property and other, net, consisted of the following amounts (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Goodwill	$66,826	$66,826

Gaming license (indefinite-lived)	$482,074	$482,074
Trade names	9,800	9,800
Loyalty programs	7,700	7,700
Subtotal	499,574	499,574
Accumulated amortization trade names	(3,897)	(2,462)
Accumulated amortization loyalty programs	(7,256)	(5,079)
Total gaming licenses and other intangible assets	$488,421	$492,033

Non-operating real property	$14,218	$16,314

Land held for development	$906	$906
Other	5,484	6,048
Total other assets, net	$6,390	$6,954

Goodwill, the excess of the purchase price of acquiring MTR Gaming over the fair market value of the net assets acquired, in the amount of $66.8 million was recorded as of September 30, 2016. For financial reporting purposes, goodwill is not amortized, but is reviewed no less than annually or when events or circumstances indicate the carrying value might exceed the market value to determine if there has been an impairment in the recorded value.

Included in gaming licenses is the Eldorado Shreveport gaming license recorded at $20.6 million at both September 30, 2016 and December 31, 2015. The license represents an intangible asset acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. Also included in gaming licenses are the gaming and racing licenses of Mountaineer, Presque Isle Downs and Scioto Downs  recorded at $461.5 million at both September 30, 2016 and December 31, 2015. Total gaming licenses of $482.1 million reflects the fair value of these licenses calculated as of September 30, 2016 and December 31, 2015, and these gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful life.

Trade names related to the Merger are amortized on a straight‑line basis over a 3.5 year useful life. Trade names related to the Reno Acquisition are non-amortizable, and loyalty programs are amortized on a straight‑line basis over a one year useful life. Amortization expense with respect to trade names and the loyalty program for the three and nine months ended September 30, 2016 amounted to $1.2 million and $3.6 million, respectively, and $1.5 million and $5.0 million for the three and nine months ended September 30, 2015, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations. Such amortization expense is expected to be $0.9 million for the remainder of 2016, $1.9 million for the year ended December 31, 2017, and $0.4 million for the year ended December 31, 2018.

The Company’s indefinite-lived gaming licenses and trade names are reviewed no less than annually or when events or circumstances indicate the carrying value might exceed the market value to determine if there has been an impairment in the recorded value.

Non-operating real property totaled $14.2 million at September 30, 2016 and $16.3 million at December 31, 2015. The $2.1 million decrease was primarily due to the Company recording a $2.1 million sale of land (non-operating) at Presque Isle Downs during the three and nine months ended September 30, 2016. This transaction resulted in a $0.1 million gain net of costs.

Note 6. Income Taxes

Prior to the Merger Date, HoldCo was taxed as a partnership under the Internal Revenue Code pursuant to which income taxes were primarily the responsibility of the partners. On September 19, 2014, in connection with the Merger, the Company became a C corporation subject to federal and state corporate-level income taxes at prevailing corporate tax rates. The Company and its subsidiaries file US federal tax returns and various state and local income tax returns. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2013.

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

For the three and nine months ended September 30, 2016, the difference between the effective rate and the statutory rate is attributed primarily to state and local income taxes less the benefit of the early adoption of ASU 2016-09 (Stock Compensation) and tax credits.

For the three and nine months ended September 30, 2015, the difference between the effective rate and the statutory rate is attributed primarily to the federal and state valuation allowances on deferred tax assets. As a result of net operating losses and the net deferred tax asset position (after exclusion of certain deferred tax liabilities that generally cannot be offset against deferred tax assets, known as “Naked Credits”), the Company provided for a full valuation allowance against substantially all of the net federal and state deferred tax assets.

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

For the three and nine months ended September 30, 2016, the Company’s tax expense was $5.8 million and $13.7 million, respectively. For the three and nine months ended September 30, 2015, the Company’s tax expense was $2.4 million and $4.5 million, respectively. As of September 30, 2016 and 2015, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

In October 2016, the Company was notified by the Internal Revenue Service that our federal tax return for the year ended December 31, 2014 was selected for examination. We anticipate the examination will commence in late 2016 or early 2017.

Note 7. Long‑Term Debt

Long‑term debt consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Senior Notes	$375,000	$375,000
Less: Unamortized debt issuance costs	(8,398)	(8,957)
Net	366,602	366,043

Term Loan	419,688	422,875
Less: Unamortized discount and debt issuance costs	(13,087)	(14,465)
Net	406,601	408,410

Revolving Credit Facility	19,000	93,500
Less: Unamortized debt issuance costs	(2,165)	(2,533)
Net	16,835	90,967

Capital leases	613	817
Less: Current portion	(4,539)	(4,524)
Total long-term debt	$786,112	$861,713

Scheduled maturities of long‑term debt are $22.0 million in 2020, $395.3 million in 2022 and $375.0 million in 2023. Debt issuance costs and the discount associated with the issuance of the Senior Notes, Term Loan and Revolving Credit Facility (as such terms are defined below) in July 2015 totaled $26.3 million. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense. Amortization of the debt issuance costs and the discount associated with the Senior Notes and Credit Facility (as defined below) totaled $0.9 million and $2.6 million for the three and nine months ended September 30, 2016, respectively, and $0.7 million for the three and nine months ended September 30, 2015.

In 2015, amortization of Resorts’ bond costs was computed using the straight‑line method, which approximated the effective interest method, over the term of the bonds, and was included in interest expense. Amortization expense with respect to deferred financing costs on Resorts senior secured notes amounted to $0.1 million and $0.5 million for three and nine months ended September 30, 2015, respectively.

We are a holding company with no independent assets or operations. Our Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of September 30, 2016, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

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

The Company used the net proceeds from the Senior Notes offering together with borrowings under the Term Loan and the Revolving Credit Facility (as defined below) to (i) purchase or otherwise redeem (a) all of the outstanding Resorts senior secured notes and (b) all of the outstanding MTR second lien notes, (ii) pay a portion of the purchase price for the Circus Reno/Silver Legacy Purchase and repay all amounts outstanding under the Silver Legacy Joint Venture credit facility, and (iii) pay fees and costs associated with such transactions. Net proceeds from the Senior Notes offering totaling $50.0 million were used for the Circus Reno/Silver Legacy Purchase on the Reno Acquisition Date. As a result of the July 2015 refinancing, we recognized a $2.0 million net loss on the early retirement of debt.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable. As of September 30, 2016, the Company was in compliance with all of the covenants under the Indenture relating to the Senior Notes.

Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “Term Loan”) and a new $150.0 million five year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”).

As of September 30, 2016, the Company had $419.7 million outstanding on the Term Loan and $19.0 million outstanding under the Revolving Credit Facility. The Company had $131.0 million of available borrowing capacity under its Revolving Credit Facility as of September 30, 2016. At September 30, 2016, the interest rate on the Term Loan was 4.25%, and the interest rate on the Revolving Credit Facility was 4.17%.

The Term Loan bears interest at a rate per annum of, at the Company’s option, either (x) LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or (y) a base rate plus 2.25%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum of, at the Company’s option, either (x) LIBOR plus a spread ranging from 2.5% to 3.25% or (y) a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on the Company’s total leverage ratio. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility not being utilized in the amount of 0.50% per annum.

The Credit Facility is secured by substantially all of the Company’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the Credit Facility (other than certain subsidiary guarantors designated as immaterial) (the “Credit Facility Guarantors”), whether owned on the closing date of the Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the Credit Facility Guarantors. The Credit Facility is also secured by a pledge of all of the equity owned by us and the Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Credit Facility Guarantors to incur additional indebtedness, create liens on collateral, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

The credit agreement governing the Credit Facility also includes requirements the Company maintains a maximum total leverage ratio and a minimum interest coverage ratio (adjusting over time). The Company is required to maintain a maximum total leverage ratio of 6.00 to 1.00 from January 1, 2016 to December 31, 2017 and 5.00 to 1.00 thereafter. In addition, the Company is required to maintain a minimum interest coverage ratio of 2.75 to 1.00 from January 1, 2016 through December 31, 2016 and 3.00 to 1.00 thereafter. A default of the financial ratio covenants shall only become an event of default under the Term Loan if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants.

The credit agreement governing the Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the Senior Notes, certain events of bankruptcy or insolvency, certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor. As of September 30, 2016, the Company was in compliance with the covenants under the Credit Facility.

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

Long‑term Debt:  The Senior Notes are classified as Level 2 based upon market inputs. The Term Loan under the credit facility is classified as Level 2 as it is tied to market rates of interest and its carrying value approximates market value. The fair value of the Senior Notes was based on quoted market prices at September 30, 2016.

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

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$44,609	$44,609	$78,278	$78,278
Restricted cash	2,395	2,395	5,271	5,271
Financial liabilities:
Senior Notes	$366,602	$395,625	$366,043	$367,500
Term Loan	406,601	424,430	408,410	419,796
Revolving Credit Facility	16,835	19,000	90,967	93,500
Acquisition-related contingent considerations	490	490	529	529

The following table represents the change in acquisition-related contingent consideration liabilities for the period December 31, 2015 to September 30, 2016:

Balance as of December 31, 2015	$529
Amortization of present value discount(1)	52
Fair value adjustment for change in consideration expected to be paid(2)	(1)
Settlements	(90)
Balance as of September 30, 2016	$490

(1)	Changes in present value are included as a component of interest expense in the consolidated statements of operations.
(2)	Fair value adjustments for changes in earn-out estimates are included in general and administrative expense in the consolidated statements of operations.

Note 9. Earnings per Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income available to common stockholders	$9,682	$5,399	$23,842	$4,030
Shares outstanding:
Weighted average shares outstanding - basic	47,193,120	46,516,614	47,106,706	46,509,369
Effect of dilutive securities:
Stock options	63,157	—	107,790	—
RSUs	578,367	246,975	523,096	111,590
Weighted average shares outstanding - diluted	47,834,644	46,763,589	47,737,592	46,620,959
Basic net income per common share	$0.21	$0.12	$0.51	$0.09
Diluted net income per common share	$0.20	$0.12	$0.50	$0.09

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

In connection with the Mergers, a class action lawsuit was filed by a purported stockholder of the Company alleging breach of fiduciary duty by the Company board of directors in connection with the Mergers. The case was filed on November 8, 2016 in the Second Judicial District Court of the State of Nevada and is captioned Assad v. Eldorado Resorts, Inc., et. al, case no. CV 16-02312. The case, which purports to be a class action on behalf of all of the stockholders of the Company, alleged, among other things, breach of fiduciary duty in failing to disclose all material information to stockholders in seeking approval of the issuance of shares of Company Common Stock in the Mergers and requests injunctive relief and an award of costs incurred by the plaintiff in the action.

Environmental Remediation.  In October 2004, the Company acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with the acquisition of the International Paper site, the Company entered into a consent order and decree (the “Consent Order”) with the Pennsylvania Department of Environmental Protection (“PaDEP”) and International Paper insulating us from liability for certain pre‑existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a “baseline environmental report” and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, the Company sold 205 acres to GEIDC who assumed primary responsibility for the remediation obligations under the Consent Order relating to the “South Yard and the Dunn Brickyard” parcels they acquired. However, the Company was advised by the PaDEP that it was not released from its liability and responsibility under the Consent Order for the “Main Site” parcel as its remediation was undertaken by the Company prior to the sale to GEIDC and nearly complete. Pursuant to the sale, the Company purchased an Environmental Risk Insurance Policy in the amount of $10.0 million with respect to the property. The Company secured an Act 2 Release of Liability for the Main Site on January 6, 2006. GEIDC subsequently obtained Act 2 releases for the South Yard and Dunn Brickyard parcels on March 26, 2013 and January 17, 2014, respectively. In October 2015, the Company renewed the insurance policy for a period of one year to seek an expert opinion regarding any continuing liability regarding the property. Having received such an opinion, the Company elected to no longer renew the insurance policy.

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

The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania’s slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (1) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (2) single year gross slot revenue (during the state’s fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee’s proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be $4.1 million and will be paid quarterly over a ten‑year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, it has considered a similar repayment model for the General Fund borrowings and estimated that its total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate between $1.9 million and $2.1 million, which has been accrued in the accompanying consolidated balance sheet at September 30, 2016 and December 31, 2015.

The recorded estimate relative to the Property Tax Reserve Fund is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. The estimated total obligation at September 30, 2016 and December 31, 2015, was $4.1 million and $4.3 million, respectively, of which the residual total amount, both current and long-term, of $1.9 million and $2.2 million at September 30, 2016 and December 31, 2015, respectively, are appropriately accrued in the accompanying consolidated balance sheet. The Company paid $0.3 million for the nine months ended September 30, 2016.

Agreements with Horsemen and Pari-mutuel Clerks.  The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a “proceeds agreement”) with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari‑mutuel clerks. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2018. With respect to the Mountaineer pari‑mutuel clerks, we have a labor agreement in force until November 30, 2016, which will automatically renew for an additional one year period, and a proceeds agreement until April 14, 2018. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari‑mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer’s application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. Scioto Downs has the requisite agreement in place with the OHHA until December 31, 2023, with automatic two‑year renewals unless either party requests re‑negotiation pursuant to its terms. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen’s Benevolent and Protective Association until May 1, 2019. With the exception of the respective Mountaineer, Presque Isle Downs and Scioto Downs horsemen’s agreements and the agreement between Mountaineer and the pari‑mutuel clerks’ union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

Note 11. Related Parties

The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates, a general partnership of which Donald L. Carano is a general partner. Mr. Carano is also a major shareholder in the Company. As of September 30, 2016 and December 31, 2015, the Company’s payable to C. S. & Y Associates amounted to $0.2 million and $0.1 million, respectively, and is reflected on the accompanying balance sheets under “due to affiliates”. There were no payables to other related parties as of September 30, 2016 and December 31, 2015.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, unaudited)
Revenues and expenses
Nevada:
Net operating revenues	$89,676	$29,002	$246,608	$79,961
Expenses, excluding depreciation and corporate	(69,218)	(23,236)	(196,242)	(66,756)
Gain (loss) on sale or disposal of property	12	(16)	(168)	(11)
Equity in income of unconsolidated affiliate	—	2,548	—	3,136
Depreciation	(4,864)	(1,959)	(15,373)	(5,833)
Operating income—Nevada	$15,606	$6,339	$34,825	$10,497
Louisiana:
Net operating revenues	$33,984	$34,651	$100,514	$103,919
Expenses, excluding depreciation and amortization	(25,308)	(27,012)	(75,935)	(81,217)
Gain on sale or disposal of property	—	64	50	63
Depreciation and amortization	(1,973)	(1,902)	(5,883)	(5,709)
Operating income—Louisiana	$6,703	$5,801	$18,746	$17,056
Eastern:
Net operating revenues	$117,905	$119,887	$339,324	$349,744
Expenses, excluding depreciation, amortization and corporate	(93,969)	(93,756)	(268,896)	(274,666)
Gain (loss) on sale or disposal of property	13	—	(671)	—
Depreciation and amortization	(8,847)	(9,979)	(25,990)	(30,611)
Operating income—Eastern	$15,102	$16,152	$43,767	$44,467
Corporate:
Corporate expenses	$(4,426)	$(3,652)	$(15,684)	$(11,713)
Acquisition charges	(4,750)	(380)	(5,326)	(717)
(Loss) gain on sale or disposal of property	—	(54)	49	(54)
Depreciation and amortization	(126)	(114)	(351)	(301)
Operating loss—Corporate	$(9,302)	$(4,200)	$(21,312)	$(12,785)
Total Reportable Segments
Net operating revenues	$241,565	$183,540	$686,446	$533,624
Expenses, excluding depreciation and amortization	(192,921)	(147,656)	(556,757)	(434,352)
Gain (loss) on sale or disposal of property	25	(6)	(740)	(2)
Equity in income of unconsolidated affiliate	—	2,548	—	3,136
Acquisition charges	(4,750)	(380)	(5,326)	(717)
Depreciation and amortization	(15,810)	(13,954)	(47,597)	(42,454)
Operating income—Total Reportable Segments	$28,109	$24,092	$76,026	$59,235
Reconciliations to Consolidated Net Income:
Operating Income—Total Reportable Segments	$28,109	$24,092	$76,026	$59,235
Unallocated income and expenses:
Interest expense	(12,589)	(14,482)	(38,375)	(48,946)
Loss on early retirement of debt	—	(1,790)	(155)	(1,790)
Provision for income taxes	(5,838)	(2,421)	(13,654)	(4,469)
Net income	$9,682	$5,399	$23,842	$4,030

	Nine Months Ended September 30,
	2016	2015
	(in thousands, unaudited)
Capital Expenditures
Nevada	$12,270	$3,212
Louisiana	4,026	2,491
Eastern (1)	16,278	18,216
Corporate	375	495
Total	$32,949	$24,414

(1)	Amounts are before any West Virginia capital expenditure reimbursements.

	As of	As of
	September 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
Total Assets
Nevada	$361,362	$376,760
Louisiana	128,690	135,403
Eastern	848,463	883,344
Corporate	382,650	495,202
Eliminating entries (1)	(442,291)	(565,701)
Total	$1,278,874	$1,325,008

(1) Reflects the following eliminations for the periods indicated:

Intercompany receivables/payables, inclusive of allocated interest	$284,744	$406,325
Net investment in Silver Legacy/Circus Reno	88,314	88,314
Net investment in and advances to Silver Legacy	56,500	56,500
Net investment in and advances to Eldorado Shreveport	7,733	8,482
Net investment in MTR	5,000	5,000
Reclass deferred tax assets against deferred tax liabilities	—	1,080
	$442,291	$565,701

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

Prior to November 24, 2015 (the “Reno Acquisition Date”), Resorts owned a 48.1% interest in the joint venture (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (“Silver Legacy”), a major themed hotel and casino situated between and seamlessly connected at the mezzanine level to the Eldorado Reno and Circus Reno, (collectively, the “Reno Tri-Properties”), a hotel and casino previously owned and operated by Galleon, Inc., an indirect, wholly-owned subsidiary of MGM Resorts International.

On the Reno Acquisition Date, Resorts consummated the acquisition of all of the assets and properties of Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase” or the “Reno Acquisition”) pursuant to a Purchase and Sale Agreement, dated as of July 7, 2015 (the “Purchase Agreement”), entered into by certain of our subsidiaries with Circus Circus Casinos, Inc. and Galleon, Inc., each an affiliate of MGM Resorts International, with respect to the acquisition. On the Reno Acquisition Date, Resorts also exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain affiliates and shareholders of the Company. As a result of these transactions, ELLC and CC-Reno, LLC, a newly formed Nevada limited liability company, became wholly-owned subsidiaries of ERI, and Silver Legacy became an indirect wholly‑owned subsidiary of ERI.

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

Presentation of Financial Information

ERI and its subsidiaries are collectively referred to as “we,” “us,” “our” or the “Company.” The financial information included in this Item 2 for periods prior to the Reno Acquisition Date are those of the Company and its subsidiaries including Eldorado Reno, Eldorado Shreveport, MTR Gaming and its interest in the Silver Legacy Joint Venture.

The presentation of information herein for the period after the Reno Acquisition Date is not fully comparable because the results of operations for Circus Reno are not included for the period prior to the Reno Acquisition Date and the results of operations of the Silver Legacy Joint Venture were not consolidated prior to the Reno Acquisition Date.

Reportable Segments

The Company has aggregated its operating segments into three reportable segments: Eldorado Reno, Silver Legacy and Circus Reno as Nevada, Eldorado Shreveport as Louisiana, and Scioto Downs, Presque Isle Downs and Mountaineer as Eastern.

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results for the three and nine months ended September 30, 2016 and 2015.

•

Isle of Capri Acquisition - On September 19, 2016, the Company and Isle of Capri Casinos, Inc., a Delaware corporation (“Isle” or “Isle of Capri”) entered into an agreement and Plan of Merger (the “Merger Agreement”), whereby the Company will acquire all of the outstanding shares of Isle of Capri for $23.00 in cash or 1.638 shares of Company common stock, at the election of each Isle of Capri stockholder (the “Isle Acquisition”). Elections are subject to proration and reallocation such that the outstanding shares of Isle common stock will be exchanged for aggregated consideration comprised of 58% cash and 42% Eldorado common stock. The consummation of the merger is subject to receipt of approval of the stockholders of the Company and Isle of Capri, the approval of applicable gaming authorities and other customary closing conditions, and is expected to be consummated in the second quarter of 2017. The waiting period under the Hart-Scott-Rodino Act (“HSR Act”) terminated on October 21, 2016. Eldorado has received committed financing for the transaction totaling $2.1 billion. Acquisition charges of $4.7 million, attributed to the Isle Acquisition, are reported on the accompanying income statement related to legal, accounting, financial advisory services and other professional services incurred during the three and nine months ended September 30, 2016.

Upon completion of the Isle Acquisition, the Company will add 12 additional properties to its portfolio. On August 22, 2016, Isle entered into an agreement to sell Isle of Capri Casino Hotel Lake Charles for aggregate consideration of $134.5 million, subject to certain adjustments. On October 13, 2016, Isle entered into an agreement to sell Lady Luck Casino Marquette for cash consideration of approximately $40.0 million, subject to certain adjustments.

•

Circus Reno/Silver Legacy Purchase - Pursuant to the Purchase Agreement in November 2015, ERI paid $80.2 million in cash, comprised of the $72.5 million purchase price plus $7.7 million in estimated working capital adjustments and the assumption of the amounts outstanding under Silver Legacy’s senior secured term loan facility. An additional $0.5 million was paid subsequent to the Reno Acquisition Date representing the final working capital adjustment. ERI funded the purchase price for the Reno Acquisition and repaid the borrowings outstanding under the Silver Legacy credit facility using a portion of the proceeds from the sale of its Senior Notes, borrowings under its revolving credit facility and cash on hand. Information presented prior to the Reno Acquisition Date does not reflect the results of operations for Circus Reno, and only includes our interest in the Silver Legacy Joint Venture prior to the Reno Acquisition as an investment in an unconsolidated affiliate. As a result, incremental increases in revenues and expenses attributable to the addition of Circus Reno and Silver Legacy are reflected in our results of operations for the three and nine months ended September 30, 2016. The Company recognized acquisition charges of $0.4 million and $0.7 million for the three and nine months ended September 30, 2015, respectively. The Company also recognized $0.1 million and $0.6 million in acquisition charges related to the Reno Acquisition for the three and nine months ended September 30, 2016, respectively.

•

Execution of Cost Savings Program – Starting in the second quarter of 2015, we identified several areas to improve property level and consolidated margins through operating and cost efficiencies and exercising financial discipline throughout the Company without impacting the player experience. In addition to cost savings relating to duplicative executive compensation, legal and accounting fees and other corporate expenses that have been eliminated as a result of the Merger, we have achieved savings in marketing, food and beverage costs, selling, general and administrative expenses, and other operating departments as a result of operating efficiencies and purchasing power of the combined MTR and Eldorado organization.  After a full year of the cost savings program, we exceeded our target of $10 million on an annual basis coming in saving just over $12.5 million. These cost savings, which began in the second quarter of 2015, were reflected in our operating results for the nine months ended months ended September 30, 2016 primarily due to year over year improvements during the first quarter of 2016 compared to the same prior year period. Moreover, in addition to generating incremental revenues, we have realized, and expect additional savings in 2016 resulting from cost synergies across the Reno Tri-Properties as a result of the Reno Acquisition.

•

Refinancing and Reduction in Interest Expense – In July 2015, we successfully refinanced all of our indebtedness, including the debt we assumed in the Merger in 2014. We issued $375.0 million in Senior Notes and entered into a new $425.0 million term loan and a new $150.0 million revolving credit facility, with the net proceeds utilized to, among other things, purchase our Resorts senior secured notes and MTR second lien notes. The refinancing reduced our annualized cash interest payments by approximately $35.0 million. Moreover, as a result of significant reductions in our outstanding indebtedness totaling $77.7 million during the nine months ended September 30, 2016, we realized additional savings in interest expense. See “Liquidity and Capital Resources” for more information related to our 2015 refinancing.

•

West Virginia Smoking Ban – On August 26, 2014, the Board of Health of Hancock County, West Virginia adopted and approved the Clean Air Regulation Act of 2014 (“Regulation”), which became effective July 1, 2015. The Regulation bans smoking in public places in Hancock County including Mountaineer. To comply with the Regulation upon its effective date, Mountaineer built a 9,300 square foot smoking pavilion which opened on July 1, 2015. During the nine months ended September 30, 2016, we added 61 slot machines bringing our total to 322 slot machines and four table games located in the smoking patio. Notwithstanding our efforts to mitigate the impact of the smoking ban, the Regulation had a negative impact on our business and results of operations at Mountaineer.

•

Property Enhancement Capital Expenditures – During the fourth quarter of 2015, we began to realize the benefits of our property enhancement initiatives which targeted product and service offering upgrades across our entire portfolio. The completion of these initiatives by year-end 2015 helped drive increased volume to our properties and continues to be well-received by our customers. Most notably, the opening of The Brew Brothers, a restaurant and microbrewery at Scioto Downs, provided a meaningful increase in traffic and video lottery terminals (VLT) revenues subsequent to its opening in October 2015. Additionally, we completed a $5.0 million five-phase design and facility enhancement program at Presque Isle Downs that added a new casino center bar, an improved high limit gaming area and new slot product. In 2015, over 200 rooms were remodeled at Eldorado Reno and we completely refurbished the exterior of the Eldorado Shreveport.

We have continued our property enhancement initiatives in 2016. At Presque Isle Downs, we opened a The Brew Brothers in May and an escalator in July to improve traffic flow to the restaurant. On June 30, 2016, we opened a second smoking patio at Scioto Downs which features a casino bar and 119 new VLTs. Construction continues on the 118-room Hampton Inn Hotel at Scioto Downs and is expected to open in the first quarter of 2017. In Shreveport, we are remodeling the second floor of the casino which is expected to be completed in the fourth quarter of 2016 and expect to add approximately 20 new slot machines by the end of 2016. We continue to evaluate the offerings at Mountaineer with a goal of maintaining a positive customer experience while right sizing the property to maximize free cash flow and operational efficiencies.

In September 2016, the Company announced that it plans to invest more than $50 million in facility enhancements to Eldorado Reno, Silver Legacy and Circus Reno. Eldorado’s master plan for the three connected properties, which span eight city blocks in downtown Reno, will be phased over three years, and commenced in the fourth quarter of 2016. In addition to the renovation of over 4,100 guest rooms, each of the three resorts will introduce new restaurant concepts, reinvigorated nightlife and resort amenities, including a new full service luxury spa. The $50 million investment will allow the further integration of the guest experience among the Reno Tri-Properties to deliver an enhanced and seamless resort environment. In September 2016, Silver Legacy opened a new $2.0 million 8,500 square foot sports book. Also scheduled to open in the fourth quarter of 2016 is a renovation of the Carnival Midway at Circus Reno and a new New York style pizza restaurant.

•

New Regulation –  Effective January 1, 2016, the Ohio Lottery Commission enacted new regulation which resulted in the establishment of a $1.0 million progressive slot liability and a corresponding decrease in net slot win for the nine months ended September 30, 2016. The changes are non-cash and related to jackpots established in prior years. The net non-cash impact to Scioto Down’s operating income was $0.6 million for the nine months ended September 30, 2016.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Net revenues	$241,565	$183,540	31.6%	$686,446	$533,624	28.6%
Operating income	28,109	24,092	16.7%	76,026	59,235	28.3%
Net income	9,682	5,399	79.3%	23,842	4,030	491.6%

Operating Results.  Net revenues increased 31.6% and 28.6% for the three and nine months ended September 30, 2016, respectively, over the same prior year periods primarily due to incremental revenues attributable to the aforementioned Reno Acquisition. These increases in net revenues were partially offset by decreases in net revenues in the Louisiana and Eastern segments.

Operating income increased 16.7% and 28.3% for the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods due to higher overall revenues combined with improved operating margins associated with company-wide cost savings initiatives and property enhancement capital expenditures.

Net income increased 79.3% and 491.6% for the three and nine months ended September 30, 2016, respectively, compared to the same prior year periods as a result of the same factors impacting operating income. For the three and nine months ended September 30, 2016, net income was also favorably impacted by decreases in interest expense totaling $1.9 million and $10.6 million, respectively, resulting from our refinancing in July 2015 combined with significant debt reductions. This growth in net income for the three and nine months ended September 30, 2016 was partially offset by acquisition charges of $4.8 million and $5.3 million, respectively, primarily related to the Isle Acquisition, a $0.8 million loss on the sale and disposal of a building and equipment related to the closure of a detached fitness center facility at Mountaineer and incremental depreciation associated with assets purchased in the Reno Acquisition.

Net Revenues and Operating Income (Loss)

The following table highlights our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Three Months Ended September 30,		Net Revenues for the Nine Months Ended September 30,
	2016	2015	2016	2015
Nevada	$89,676	$29,002	$246,608	$79,961
Louisiana	33,984	34,651	100,514	103,919
Eastern	117,905	119,887	339,324	349,744
Corporate	—	—	—	—
Total	$241,565	$183,540	$686,446	$533,624

	Operating Income (Loss) for the Three Months Ended September 30,		Operating Income (Loss) for the Nine Months Ended September 30,
	2016	2015	2016	2015
Nevada	$15,606	$6,339	$34,825	$10,497
Louisiana	6,703	5,801	18,746	17,056
Eastern	15,102	16,152	43,767	44,467
Corporate	(9,302)	(4,200)	(21,312)	(12,785)
Total	$28,109	$24,092	$76,026	$59,235

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net revenues and operating expenses were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2016	2015	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
Nevada	$48,067	$17,313	$30,754	177.6%
Louisiana	31,505	32,005	(500)	(1.6)%
Eastern	108,559	110,820	(2,261)	(2.0)%
Total Gaming and Pari-Mutuel Commissions	188,131	160,138	27,993	17.5%
Non-gaming:
Nevada	54,126	16,179	37,947	234.5%
Louisiana	9,810	9,160	650	7.1%
Eastern	14,189	14,059	130	0.9%
Total Non-gaming	78,125	39,398	38,727	98.3%
Total Gross Revenues	266,256	199,536	66,720	33.4%
Promotional allowances:
Nevada	(12,517)	(4,490)	8,027	178.8%
Louisiana	(7,331)	(6,514)	817	12.5%
Eastern	(4,843)	(4,992)	(149)	(3.0)%
Total Promotional Allowances	(24,691)	(15,996)	8,695	54.4%
Total Net Revenues	241,565	183,540	58,025	31.6%
Expenses:
Gaming and Pari-Mutuel Commissions:
Nevada	21,536	6,762	14,774	218.5%
Louisiana	17,143	17,795	(652)	(3.7)%
Eastern	68,099	69,466	(1,367)	(2.0)%
Total Gaming and Pari-Mutuel Commissions	106,778	94,023	12,755	13.6%
Non-gaming
Nevada	25,862	8,982	16,880	187.9%
Louisiana	1,762	2,061	(299)	(14.5)%
Eastern	8,676	7,837	839	10.7%
Total Non-gaming	36,300	18,880	17,420	92.3%

Marketing and promotions	11,323	7,816	3,507	44.9%
General and administrative	34,094	23,285	10,809	46.4%
Corporate	4,426	3,652	774	21.2%
Depreciation and amortization	15,810	13,954	1,856	13.3%
Total Operating Expenses	$208,731	$161,610	$47,121	29.2%

Gaming Revenues and Pari-Mutuel Commissions.  Gaming revenues grew 17.5% for the three months ended September 30, 2016 compared to the same 2015 period mainly due to an increase in Nevada gaming revenues resulting from incremental gaming revenues attributable to the Reno Acquisition. Gaming revenues in Louisiana decreased $0.5 million during the third quarter compared to the same 2015 period due to a declines in gaming volume driven by decreased high-end play and continued weakness in the energy sector which negatively impacted the Shreveport market offset by an increase in table games and slot hold percentage. The Eastern segment recorded a 2.0% decline in gaming revenues and pari-mutuel commissions during the third quarter compared to the same 2015 period mainly due to decreased gaming revenues at Mountaineer associated with the aforementioned smoking ban that has had a negative impact on the property’s operations along with a decline in pari-mutuel commissions attributable to a decrease in the number of live racing days at all of our Eastern properties. These decreases were partially offset by continued improvements in gaming revenues at Scioto Downs during the third quarter compared to the same 2015 period.

Non-gaming Revenues.  Non-gaming revenues increased $38.7 million for the three months ended September 30, 2016 compared to the same 2015 period mainly due to incremental non-gaming revenues consisting of food, beverage, hotel, entertainment, retail and other revenues. The Nevada segment increased $37.9 million during the third quarter compared to the same 2015 period primarily due to the Reno Acquisition. The Louisiana segment reported a 7.1% increase in non-gaming revenues during the third quarter compared to the same 2015 period mainly due to increased beverage revenues. The Eastern segment posted a 0.9% increase in non-gaming revenues primarily due to increased food and beverage revenues at Scioto Downs related to the opening of The Brew Brothers in October 2015 partially offset by declines at Mountaineer resulting from strategic changes in our promotional offers along with additional volume declines at Mountaineer associated with the smoking ban impact.

Promotional Allowances.  Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, increased to 13.1% for the three months ended September 30, 2016 compared to 10.0% in the same 2015 period. Nevada promotional allowances, as a percentage of gaming revenues, increased slightly to 26.0% for the three months ended September 30, 2016 compared to 25.9% in the same 2015 period. Louisiana promotional allowances, as a percentage of gaming revenues, increased to 23.3% for the three months ended September 30, 2016 from 20.4% in the same 2015 period mainly due to higher complimentary beverage revenues. Eastern promotional allowances for the three months ended September 30, 2016 remained at 4.5% as a percentage of the segment’s gaming revenues and pari-mutuel commissions.

Gaming Expenses and Pari-Mutuel Commissions.  Nevada gaming expenses increased $14.8 million for the three months ended September 30, 2016 compared to the same 2015 period primarily due to incremental gaming expenses generated as a result of the Reno Acquisition. Louisiana gaming expenses, including gaming taxes, decreased 3.7% during the third quarter compared to the same 2015 period in conjunction with gaming revenues combined with efforts to reduce variable operating costs. The Eastern segment gaming expenses and pari-mutuel commissions decreased 2.0% for the three months ended September 30, 2016 compared to the same 2015 period primarily due lower gaming taxes at Mountaineer in conjunction with decreased gaming revenues.

Non-gaming Expenses.  Non-gaming expenses increased $17.4 million for the three months ended September 30, 2016 compared to the same 2015 period. This growth was driven by higher Nevada non-gaming expenses which increased $16.9 million due to incremental expenses associated with the Reno Acquisition. Non-gaming expenses in Louisiana declined 14.5% resulting from successful efforts to reduce costs, while the Eastern segment increased 10.7% during the three months ended September 30, 2016 compared to the same 2015 period primarily due to the addition of The Brew Brothers at Scioto Downs in October 2015.

Marketing and Promotions Expenses.  Consolidated marketing and promotions expense increased 44.9% for the three months ended September 30, 2016 compared to the same 2015 period. This increase was primarily attributable to incremental expenses in the Nevada segment associated with the Reno Acquisition and the Eastern segment offset by declines in the Louisiana segment.

General and Administrative Expenses.  Total general and administrative expenses increased 46.4% for the three months ended September 30, 2016 compared to the same 2015 period primarily due to incremental expenses in the Nevada segment associated with the Reno Acquisition and increases in the Eastern segment offset by declines in the Louisiana segment due to continued efforts to decrease variable expenses.

Corporate Expenses.    Corporate expenses totaled $4.4 million for the three months ended September 30, 2016 compared to $3.7 million for the same 2015 period. This increase was partially due to higher payroll related expenditures at the corporate level subsequent to the Reno Acquisition in addition to an executive team restructuring that took place during the first quarter of 2016, which resulted in the reallocation of property executive management to corporate in order to more fully utilize their skills across defined regions. Additionally, stock compensation expense was higher during the third quarter compared to the same 2015 period due to the Company’s three year vesting schedule resulting in two years of grants versus one year of grants in the same 2015 period and accelerated vesting of restricted stock units associated with management changes at Mountaineer that occurred during the current quarter.

Depreciation and Amortization Expense.  Total depreciation and amortization expense increased 13.3% for the three months ended September 30, 2016 compared to the same 2015 period mainly due to additional depreciation expense associated with acquired assets in conjunction with the Reno Acquisition. The Nevada, Louisiana and Eastern segments contributed $4.9 million, $2.0 million and $8.8 million, respectively, of depreciation and amortization expense for the three months ended September 30, 2016 compared to $2.0 million, $1.9 million and $10.0 million in the same 2015 period, respectively.

Nine months Ended September 30, 2016 Compared to the Nine months Ended September 30, 2015

Net revenues and operating expenses were as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2016	2015	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
Nevada	$132,480	$48,431	$84,049	173.5%
Louisiana	92,702	95,729	(3,027)	(3.2)%
Eastern	314,063	324,689	(10,626)	(3.3)%
Total Gaming and Pari-Mutuel Commissions	539,245	468,849	70,396	15.0%
Non-gaming:
Nevada	148,475	43,757	104,718	239.3%
Louisiana	28,801	28,184	617	2.2%
Eastern	39,296	39,911	(615)	(1.5)%
Total Non-gaming	216,572	111,852	104,720	93.6%
Total Gross Revenues	755,817	580,701	175,116	30.2%
Promotional allowances:
Nevada	(34,347)	(12,227)	22,120	180.9%
Louisiana	(20,989)	(19,994)	995	5.0%
Eastern	(14,035)	(14,856)	(821)	(5.5)%
Total Promotional Allowances	(69,371)	(47,077)	22,294	47.4%
Total Net Revenues	686,446	533,624	152,822	28.6%
Expenses:
Gaming and Pari-Mutuel Commissions:
Nevada	61,196	20,447	40,749	199.3%
Louisiana	50,585	53,241	(2,656)	(5.0)%
Eastern	195,888	203,008	(7,120)	(3.5)%
Total Gaming and Pari-Mutuel Commissions	307,669	276,696	30,973	11.2%
Non-gaming
Nevada	75,760	25,582	50,178	196.1%
Louisiana	5,482	6,099	(617)	(10.1)%
Eastern	23,369	22,059	1,310	5.9%
Total Non-gaming	104,611	53,740	50,871	94.7%

Marketing and promotions	30,664	22,321	8,343	37.4%
General and administrative	98,129	69,882	28,247	40.4%
Corporate	15,684	11,713	3,971	33.9%
Depreciation and amortization	47,597	42,454	5,143	12.1%
Total Operating Expenses	$604,354	$476,806	$127,548	26.8%

Gaming Revenues and Pari-Mutuel Commissions.  Total gaming revenues increased 15.0% for the nine months ended September 30, 2016 compared to the same 2015 period due to higher Nevada gaming revenues. This increase was mainly due to incremental gaming revenues attributable to the Reno Acquisition and increased gaming revenues at Eldorado Reno during the nine months ended September 30, 2016 compared to the same 2015 period. Gaming revenues in Louisiana decreased $3.0 million for the nine months ended September 30, 2016 compared to the same 2015 period due to a decline in casino volume primarily due to decreased high limit play and the continued weakness in the energy sector negatively impacting the Shreveport market. Gaming revenues and pari-mutuel commissions in the Eastern segment declined for the nine months ended September 30, 2016 resulting in a 3.3% decrease compared to the same 2015 period. This decrease was mainly due to declines in gaming revenues at Mountaineer associated with the aforementioned smoking ban that has had a negative impact on the property’s operations along with a decline in pari-mutuel commissions attributable to fewer live racing days across the Eastern properties. These decreases were partially offset by continued improvements in gaming revenues at Scioto Downs, despite the $1.0 million impact of the progressive liability change related to prior years during the first quarter of 2016, combined with higher gaming revenues at Presque Isle Downs for the nine months ended September 30, 2016 compared to the same 2015 period associated with increased table games drop and a higher table games hold percentage.

Non-gaming Revenues.  Non-gaming revenues increased $104.7 million for the nine months ended September 30, 2016 compared to the same 2015 period which were driven by incremental non-gaming revenues consisting of food, beverage, hotel, entertainment, retail and other revenues in the Nevada segment primarily as a result of the Reno Acquisition combined with an increase in non-gaming revenues at Eldorado Reno. The Louisiana segment reported an increase of 2.2% in non-gaming revenues for the nine months ended September 30, 2016 compared to the same 2015 period mainly due to higher food and beverage revenues. The Eastern segment posted a decrease in non-gaming revenues primarily due to the declines at Mountaineer and Presque Isle Downs resulting from strategic changes in our promotional offers along with additional volume declines at Mountaineer associated with the smoking ban impact.  Additionally, Presque Isle Downs experienced a decline in non-gaming revenues due to minor construction disruption for the nine months ended September 30, 2016 related to the transformation of the old Clubhouse Restaurant into a new The Brew Brothers restaurant and installation of a brand new escalator going from the casino floor to the entrance of The Brew Brothers. These decreases were partially offset by incremental non-gaming revenues at Scioto Downs for the nine months ended September 30, 2016 compared to the same 2015 period attributable to the opening of The Brew Brothers in October 2015.

Promotional Allowances.  Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, increased to 12.9% for the nine months ended September 30, 2016 compared to 10.0% in the same 2015 period. Nevada promotional allowances, as a percentage of gaming revenues, increased to 25.9% for the nine months ended September 30, 2016 from 25.2% in the same 2015 period. Louisiana promotional allowances, as a percentage of gaming revenues, increased to 22.6% for the nine months ended September 30, 2016 from 20.9% in the same 2015 period in conjunction with higher beverage complimentaries. The Eastern segment’s promotional allowances for the nine months ended September 30, 2016 declined to 4.5% as a percentage of the segment’s gaming revenues and pari-mutuel commissions compared to 4.6% in the same 2015 period. Reductions in promotional allowances, as a percentage of gaming revenues and pari-mutuel commissions in the Eastern segment were due to continued strategic revisions to our promotional offers in an effort to increase margins and maximize profitability.

Gaming Expenses and Pari-Mutuel Commissions.  Nevada gaming expenses increased $40.7 million for the nine months ended September 30, 2016 compared to the same 2015 period primarily due to incremental gaming expenses generated as a result of the Reno Acquisition along with an increase in gaming expenses at Eldorado Reno in conjunction with increased gaming revenues. Louisiana gaming expenses decreased 5.0% for the nine months ended September 30, 2016 compared to the same 2015 period as a result of lower gaming revenues combined with efforts to reduce variable operating costs including payroll expenditures and slot participation fees. The Eastern segment’s gaming expenses and pari-mutuel commissions declined for the nine months ended September 30, 2016 compared to the same 2015 period primarily due lower gaming taxes at Mountaineer in conjunction with decreased gaming revenues.

Non-gaming Expenses.  Non-gaming expenses increased $50.9 million for the nine months ended September 30, 2016 compared to the same 2015 period. This growth was driven by higher Nevada non-gaming expenses which increased $50.2 million due to incremental expenses associated with the Reno Acquisition. Non-gaming expenses in the Louisiana segment declined 10.1% mainly due to successful efforts to control costs while the Eastern segment’s non-gaming expenses increased 5.9% for the nine months ended September 30, 2016 compared to the same 2015 period as a result of incremental revenues generated by the addition of The Brew Brothers at Scioto Downs in October 2015.

Marketing and Promotions Expenses.  Consolidated marketing and promotions expense increased 37.4% for the nine months ended September 30, 2016 compared to the same 2015 period. This increase was primarily attributable to incremental expenses in the Nevada segment associated with the Reno Acquisition offset by a decline in the Louisiana segment due to efforts to reduce advertising and promotional costs to maximize profitability. Marketing and promotions expense increased in the Eastern segment for the nine months ended September 30, 2016 compared to the same 2015 period resulting from additional spending related to sponsorships, marketing and promotional campaigns.

General and Administrative Expenses.  Total general and administrative expenses increased 40.4% for the nine months ended September 30, 2016 compared to the same 2015 period primarily due to incremental expenses in the Nevada segment resulting from the operation of the properties purchased in the Reno Acquisition offset by declines in the Louisiana and Eastern segments as the properties continued to decrease variable expenses via cost savings initiatives.

Corporate Expenses.  Corporate expenses totaled $15.7 million for the nine months ended September 30, 2016 compared to $11.7 million for the same 2015 period. This increase was partially due to higher payroll related expenditures at the corporate level subsequent to the Reno Acquisition in addition to an executive team restructuring that took place during the first quarter of 2016. This restructuring resulted in the reallocation of property executive management to corporate in order to more fully utilize their skills across defined regions. This increase was partially offset by declines in general and administrative costs at the property level for the nine months ended September 30, 2016 compared to the same 2015 period. Additionally, $1.5 million of severance costs were recorded for the nine months ended September 30, 2016 along with $0.9 million of additional stock-based compensation expense as a result of severance related restricted stock units becoming fully vested during the current period. Also, stock compensation expense was higher for the nine months ended September 30, 2016 compared to the same 2015 period due to the Company’s three year vesting schedule associated with the Company’s long-term incentive plan established in 2015 resulting in two years of grants in the current period versus one year of grants in the same 2015 period.

 Depreciation and Amortization Expense.  Total depreciation and amortization expense increased 12.1% for the nine months ended September 30, 2016 compared to the same 2015 period mainly due to additional depreciation expense associated with acquired assets in conjunction with the Reno Acquisition. The Nevada, Louisiana and Eastern segments contributed $15.4 million, $5.9 million and $26.0 million, respectively, of depreciation and amortization expense for the nine months ended September 30, 2016 compared to $5.8 million, $5.7 million and $30.6 million in the same 2015 period, respectively.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three and Nine Months Ended September 30, 2016 and 2015

Adjusted EBITDA (defined below), a non GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock based compensation, (gain) loss on the sale or disposal of property, severance expenses, equity in income of unconsolidated affiliate, acquisition charges, S-1 expenses and other regulatory gaming assessments, including the impact of the change in regulatory reporting requirements, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with US GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for our operating segments for the three and nine months ended September 30, 2016 and 2015, in addition to reconciling Adjusted EBITDA to operating income (loss) in accordance with US GAAP (unaudited, in thousands):

	Three Months Ended September 30, 2016
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation(3)	Transaction Expenses	Severance Expense	Other(4)	Adjusted EBITDA

Nevada	$15,606	$4,864	$—	$—	$153	$(12)	$20,611
Louisiana	6,703	1,973	—	—	—	—	8,676
Eastern	15,102	8,847	—	—	263	(70)	24,142
Corporate	(9,302)	126	717	4,750	—	—	(3,709)
Total	$28,109	$15,810	$717	$4,750	$416	$(82)	$49,720

	Three Months Ended September 30, 2015
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses	Severance Expense	Other(4)	Adjusted EBITDA

Nevada	$6,339	$1,959	$—	$—	$—	$(2,532)	$5,766
Louisiana	5,801	1,902	—	—	—	(64)	7,639
Eastern	16,152	9,979	—	—	31	(83)	26,079
Corporate	(4,200)	114	334	380	65	54	(3,253)
Total Excluding Pre-Reno Acquisition	24,092	13,954	334	380	96	(2,625)	36,231
Pre-Reno Acquisition (1)	10,819	2,659	—	—	—	—	13,478
Total Including Pre-Reno Acquisition (5)	$34,911	$16,613	$334	$380	$96	$(2,625)	$49,709

	Nine Months Ended September 30, 2016
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation(3)	Transaction Expenses	Severance Expense	Other(4)	Adjusted EBITDA

Nevada	$34,825	$15,373	$—	$—	$153	$168	$50,519
Louisiana	18,746	5,883	—	—	—	(50)	24,579
Eastern (2)	43,767	25,990	—	—	264	1,066	71,087
Corporate	(21,312)	351	2,749	5,324	1,461	(49)	(11,476)
Total	$76,026	$47,597	$2,749	$5,324	$1,878	$1,135	$134,709

	Nine Months Ended September 30, 2015
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses	Severance Expense	Other(4)	Adjusted EBITDA

Nevada	$10,497	$5,833	$—	$—	$63	$(3,125)	$13,268
Louisiana	17,056	5,709	—	—	25	(63)	22,727
Eastern	44,467	30,611	—	—	127	(203)	75,002
Corporate	(12,785)	301	1,155	717	75	55	(10,482)
Total Excluding Pre-Reno Acquisition	59,235	42,454	1,155	717	290	(3,336)	100,515
Pre-Reno Acquisition (1)	18,603	9,100	—	—	20	—	27,723
Total Including Pre-Reno Acquisition (5)	$77,838	$51,554	$1,155	$717	$310	$(3,336)	$128,238
(1)

Figures for the three and nine months ended September 30, 2015 represent the results of Silver Legacy and Circus Reno for the period beginning on July 1, 2015 and January 1, 2015, respectively, and ending on November 24, 2015, the date that the Reno Acquisition was consummated. Such figures are based on the unaudited historical internal financial statements of such entities and have not been reviewed by the Company’s auditors.

(2)

Effective January 1, 2016, the Ohio Lottery Commission enacted a regulatory change which resulted in the establishment of a $1.0 million progressive slot liability and a corresponding decrease in net slot win in during the first quarter of 2016. The changes are non-cash and related primarily to prior years. The net non-cash impact to Adjusted EBITDA was $0.6 million for the nine months ended September 30, 2016.

(3)

Included in stock-based compensation expense for the three and nine months ended September 30, 2016 is $0.2 million and $0.5 million, respectively, of additional stock-based compensation expense as a result of severance related restricted stock units becoming fully vested during the three and nine months ended September 30, 2016.

(4)

Other is comprised of (gain) loss on the sale or disposal of property, equity in income of unconsolidated affiliate and other regulatory gaming assessments, including the item listed in footnote (2) above.

(5)

Results of operations for the three and nine months ended September 30, 2015 include the operations of Silver Legacy and Circus Reno, which were acquired by ERI on November 24, 2015, as if the acquisition occurred on January 1, 2015. Such presentation does not conform with GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we have included the combined information because we believe it provides a meaningful comparison for the periods presented.

Liquidity and Capital Resources

The primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings under our revolving credit facility and proceeds from the issuance of debt securities.

We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties and servicing our outstanding indebtedness and the cash consideration required to be paid in the Isle Acquistion and to refinance outstanding Isle indebtedness and pay expenses related to the Isle Acquisition. During the remainder of 2016, we plan to spend $23.1 million on capital expenditures, $4.8 million to pay interest on our outstanding indebtedness and $1.1 million for principal payments on our term loan. We expected that we will fund amounts required to pay the cash consideration in the Isle Acquisition, refinance outstanding Isle indebtedness and pay expenses related to the Isle Acquisition with proceeds from borrowings under the financing that we expect to be provided pursuant to the Commitment Letter described below and cash on hand. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements, and service our outstanding indebtedness for the foreseeable future.

ERI is a holding company and its only significant assets are ownership interests in its subsidiaries. ERI’s ability to fund its obligations depends on the cash flow of its subsidiaries and the ability of its subsidiaries to distribute or otherwise make funds available to ERI.

At September 30, 2016, we had consolidated cash and cash equivalents of $47.0 million, including restricted cash of $2.4 million.

Operating Cash Flow.  For the nine months ended September 30, 2016, cash flows provided by operating activities totaled $72.3 million compared to $20.5 million during the same prior year period. The increase in operating cash was primarily due to the increase in net income, including incremental net income associated with the Reno Acquisition, the refinancing of our debt resulting in lower interest expense and changes in the balance sheet accounts in the normal course of business.

Investing Cash Flow.  Net cash flows used in investing activities totaled $27.2 million for the nine months ended September 30, 2016, compared to $78.3 million for the same prior year period. Net cash flows used in investing activities for the nine months ended September 30, 2016, primarily consisted of $32.9 million in capital expenditures for various property enhancement and maintenance projects and equipment purchases partially offset by West Virginia’s reimbursement of capital expenditures totaling $4.1 million.

Financing Cash Flow.  Net cash flows used in financing activities for the nine months ended September 30, 2016, totaled $78.7 million and primarily consisted of net payments totaling $74.5 million on the Revolving Credit Facility and $3.2 million in payments on the Term Loan.

Capital Expenditures

For the nine months ended September 30, 2016, additions to property and equipment aggregated $32.9 million, which included $12.3 million in Nevada, $4.0 million in Louisiana, $16.3 million, before $4.1 million in reimbursements from West Virginia regulatory authorities, attributable to the Eastern properties and $0.4 million at corporate.

Under legislation approved by the state of West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission in an amount equal to $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. As of September 30, 2016, Mountaineer remains eligible for $3.4 million under annual modernization fund grants that expire in varying dates through June 30, 2018. We can make no assurances Mountaineer will be able to make qualifying capital expenditure purchases sufficient to receive reimbursement of the available funds prior to their expiration nor that the modernization funds will continue to be available.

We anticipate spending on capital expenditures for the remainder of 2016 to be approximately $23.1 million.

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

The Company used the net proceeds from the Senior Notes offering together with borrowings under the Term Loan and the Revolving Credit Facility (as defined below) to (i) purchase or otherwise redeem (a) all of the outstanding Resorts senior secured notes and (b) all of the outstanding MTR second lien notes, (ii) pay a portion of the purchase price for the Circus Reno/Silver Legacy Purchase and repay all amounts outstanding under the Silver Legacy Joint

Venture credit facility, and (iii) pay fees and costs associated with such transactions. Net proceeds from the Senior Notes offering totaling $50.0 million were used for the Circus Reno/Silver Legacy Purchase on the Reno Acquisition Date. As a result of the July 2015 refinancing, we recognized a $2.0 million net loss on the early retirement of debt.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable. As of September 30, 2016, the Company was in compliance with all of the covenants under the Indenture relating to the Senior Notes.

Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “Term Loan”) and a new $150.0 million five year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”).

As of September 30, 2016, the Company had $419.7 million outstanding on the Term Loan and $19.0 million in borrowings outstanding under the Revolving Credit Facility. The Company had $131.0 million of available borrowing capacity under its Revolving Credit Facility as of September 30, 2016. At September 30, 2016, the interest rate on the Term Loan was 4.25% and the average interest rate on the Revolving Credit Facility was 4.17%.

The Term Loan bears interest at a rate per annum of, at the Company’s option, either (x) LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or (y) a base rate plus 2.25%. Borrowings under the Revolving Credit Facility bear interest at a rate per annum of, at the Company’s option, either (x) LIBOR plus a spread ranging from 2.5% to 3.25% or (y) a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on the Company’s total leverage ratio. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility not being utilized in the amount of 0.50% per annum.

The Credit Facility is secured by substantially all of the Company’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the Credit Facility (other than certain subsidiary guarantors designated as immaterial) (the “Credit Facility Guarantors”), whether owned on the closing date of the Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the Credit Facility Guarantors. The Credit Facility is also secured by a pledge of all of the equity owned by us and the Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Credit Facility Guarantors to incur additional indebtedness, create liens on collateral, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

The credit agreement governing the Credit Facility also includes requirements that the Company maintain a maximum total leverage ratio and a minimum interest coverage ratio (adjusting over time). The Company is required to maintain a maximum total leverage ratio of 6.00 to 1.00 from January 1, 2016 to December 31, 2017 and 5.00 to 1.00 thereafter. In addition, the Company is required to maintain a minimum interest coverage ratio of 2.75 to 1.00 from January 1, 2016 through December 31, 2016 and 3.00 to 1.00 thereafter. A default of the financial ratio covenants shall only become an event of default under the Term Loan if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants.

The credit agreement governing the Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the Senior Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor. As of September 30, 2016, the Company was in compliance with the covenants under the Credit Facility.

Debt Commitment Letter

In connection with entering into the Merger Agreement, on September 19, 2016, the Company entered into a debt financing commitment letter with JPMorgan Chase Bank, N.A., as modified by the five separate written joinders to the Commitment Letter entered into by ERI and JPMorgan Chase Bank, N.A. with each of  Macquarie Capital Funding LLC, KeyBank, National Association, Capital One, National Association, SunTrust Bank and U.S. Bank National Association and certain affiliates of such parties (the “ Commitment Letter”). The Commitment Letter provides for : (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion comprised of (i) a term loan facility of up to $1.45 billion and (ii) a revolving credit facility of $300 million and (b) an amount equal to at least $375 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes or, if the notes are not issued and sold on or prior to the date of the consummation of the Mergers, an amount equal to at least $375 million in senior unsecured bridge loans under a senior unsecured credit facility. The proceeds of such borrowings may be used (w) to pay consideration in the Mergers, (x) refinance all of Isle’s existing credit facilities and senior and senior subordinated notes, (y) refinance the Company’s existing credit facility and (z) pay transaction fees and expenses related to the foregoing. The availability of the borrowings is subject to the satisfaction of certain customary conditions.

Contractual Obligations

There have been no material changes during the nine months ended September 30, 2016 to our contractual obligations as disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2015.

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

The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania’s slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state’s fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee’s proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be $4.1 million and will be paid quarterly over a ten‑year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate between $1.9 million and $2.1 million, which has been accrued in the accompanying consolidated balance sheet at September 30, 2016 and December 31, 2015.

The recorded estimate relative to the Property Tax Reserve Fund is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at September 30, 2016 and December 31, 2015, was $4.1 million and $4.3 million, respectively, of which the residual total amount, both current and long-term, of $1.9 million and $2.2 million at September 30, 2016 and December 31, 2015, respectively, are appropriately accrued in the accompanying consolidated balance sheet. The Company paid $0.3 million for the nine months ended September 30, 2016.

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

When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward‑looking statements. Forward‑looking statements in this report include, among other things, statements concerning:

•	projections of future results of operations or financial condition;

•	expectations regarding the consummation of the Mergers and the timing of such transactions;

•	expectations regarding our business and results of operations of our existing casino properties and prospects for future development;

•	expenses and our ability to operate efficiently;

•	expectations regarding trends that will affect our market and the gaming industry generally and the impact of those trends on our business and results of operations;

•	our ability to comply with the covenants in the agreements governing our outstanding indebtedness;

•	our ability to meet our projected debt service obligations, operating expenses, and maintenance capital expenditures;

•	expectations regarding availability of capital resources;

•	our intention to pursue development opportunities and acquisitions and obtain financing for such development and acquisitions; and

•	the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects.

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

Additionally, the Isle Acquisition and the related Merger Agreement and provisions therein, will create additional risks, uncertainties and other important factors including but not limited to:

•	limitations placed on the ability of ERI to operate its business in accordance with the terms of the Merger Agreement;
•

the potential impact of the announcement or consummation of the proposed transactions on the Company’s relationships with third parties, which may make it more difficult to maintain business and operational relationships;

•	the receipt of regulatory and stockholder approvals;
•	the ability to satisfy other conditions to the closing of the Mergers for any other reason;
•	the availability of financing contemplated by the financing commitment obtained by ERI or otherwise;
•	changes in or developments with respect to any litigation or investigation;
•

the risk that each of ERI’s and Isle’s executive officers and directors have financial interests in the Mergers that may be different from, or in addition to, the interests of ERI stockholders and Isle stockholders;

•	the potential that failure to consummate the Mergers could negatively impact the stock price and the future business and financial results of ERI;
•	the ability to successfully integrate ERI’s and Isle’s operations, technologies and employees;
•	the ability to realize growth opportunities and cost synergies from the proposed Mergers in a timely manner or at all;
•	diversion of management time from each of ERI’s ongoing operations;
•	the incurrence of significant transaction and merger-related costs; and
•

the substantial amount of debt expected to be incurred in connection with the proposed Mergers and ERI’s ability to repay or refinance it, incur additional debt in the future or obtain a certain debt coverage ratio.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not hold any market risk sensitive instruments for trading purposes. Our primary exposure to market risk is interest rate risk, specifically long‑term U.S. treasury rates and the applicable spreads in the high‑yield investment risk, short‑term and long‑term LIBOR rates, and short‑term Eurodollar rates, and their potential impact on our long‑term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long‑term fixed‑rate borrowings and short‑term borrowings under the Credit Facility. We do not currently utilize derivative financial instruments for trading or speculative purposes. (See also “Liquidity and Capital Resources” above for additional information related to the refinancing of our long‑term debt.)

As of September 30, 2016, our long‑term variable‑rate borrowings totaled $438.7 million comprised of $419.7 million under the Term Loan and $19.0 million under the Revolving Credit Facility and represented approximately 54% of our long‑term debt.

There was no material change in interest rate risk for the nine months ended September 30, 2016.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a‑ 15(e) and 15d‑15(e)) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10‑Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2015. Except as set forth below, there have been no material changes to those risk factors during the nine months ended September 30, 2016.

The Merger Agreement subjects the Company to restrictions on its business activities during the pendency of the Mergers.

The Merger Agreement subjects the Company to restrictions on its business activities and obligates the Company to generally operate its businesses in the ordinary course in all material respects during the pendency of the Mergers. These restrictions could prevent the Company from pursuing attractive business opportunities that arise prior to the completion of the Mergers and are outside the ordinary course of business, and could otherwise have an adverse effect on ERI’s and Isle’s results of operations, cash flows and financial position.

Delay or failure to complete the Mergers would prevent the Company from realizing the anticipated benefits of the Mergers and each company would also remain liable for significant transaction costs, including legal, accounting and financial advisory fees.

Any delay in completing the Mergers may reduce the synergies and other benefits anticipated by  the Company if it successfully completes the Mergers within the expected timeframe and integrates the businesses of the Company and Isle. In addition, the market price of each company’s common stock may reflect various market assumptions as to whether and when the Mergers will be completed. Consequently, the completion of, the failure to complete, or any delay in the completion of the Mergers could result in significant changes in the market price of the Company’s common stock. In addition, the Company has incurred and will continue to incur significant costs relating to the Mergers, such as legal, accounting, financial advisor and printing fees, that will be required to be paid whether or not the Mergers are consummated. Further, the Company may be required to pay a termination fee depending on the circumstances surrounding the termination.

Whether or not the Mergers are completed, the pendency of the transaction could cause disruptions in the businesses of the Company, which could have an adverse effect on its businesses and financial results.

These disruptions could include the following:

•

current and prospective employees of the Company may experience uncertainty about their future roles with the combined company or consider other employment alternatives, which might adversely affect the Company’s ability to retain or attract key managers and other employees;

•

current and prospective customers of the Company may anticipate changes in how they are served or the benefits offered by the Company’s loyalty reward program and may, as a result, choose to discontinue their patronage of the Company; and

•	the attention of management of the Company may be diverted from the operation of its business.

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the Mergers and may significantly reduce the benefits anticipated to be realized from the Mergers or could adversely affect the market price of the Company or its future business and financial results.

Completion of the Mergers is subject to various closing conditions, including (a) Isle’s stockholders adopting the Merger Agreement, (b) ERI’s stockholders approving the issuance of ERI shares as consideration in the Mergers, (c) the approval or expiration or termination of any applicable waiting period under the HSR Act, (d) obtaining certain gaming approvals to the standards set forth in the Merger Agreement and (e) each of Isle and ERI’s receipt of a tax opinion to the effect that the Mergers will be treated as a “reorganization” within the meaning of Section 368(a) of the Code. If such conditions are not satisfied, the Mergers will not be consummated unless such conditions are validly waived. Such conditions may jeopardize or delay completion of the Mergers or may reduce the anticipated benefits of the Mergers. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied. Even if all such consents and approvals are obtained, no assurance can be given as to the terms, conditions and timing of the consents and approvals or that they will satisfy the terms of the Merger Agreement. On October 21, 2016, the waiting period under the HSR Act was terminated early by the Federal Trade Commission.

The Mergers are subject to the receipt of approvals, consents or clearances that may impose conditions that could have an adverse effect on ERI or, if not obtained, could prevent completion of the transactions.

Completion of the Mergers is conditioned upon the receipt of certain governmental approvals, including, without limitation, antitrust and gaming regulatory approvals. Although each party has agreed to use its respective reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained and that the other conditions to completing the Mergers will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Mergers or require changes to the terms of the Merger Agreement or other agreements to be entered into in connection with the Merger Agreement. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the Mergers or of imposing additional costs or limitations on ERI or Isle following completion of the Mergers, any of which might have an adverse effect on ERI or Isle.

Gaming regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

ERI and Isle must obtain approval of the Mergers, which approvals must be duly obtained without the imposition of material restrictions or conditions and be in full force and effect, from a variety of gaming regulatory authorities. These approvals may not be received at all, may not be received in a timely fashion, and/or may contain conditions on the completion of the Mergers. In addition, these regulatory bodies may impose conditions on the granting of such approvals. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Mergers or of imposing additional costs or limitations on ERI following the Mergers.

If the financing contemplated by the Commitment Letter is not available, or alternative financing cannot be secured, the Mergers may not be completed and ERI may be required to pay a termination fee to Isle.

ERI intends to finance the cash required in connection with the Mergers, including expenses in connection with the Mergers, with debt financing in accordance with the terms of the Commitment Letter. The Commitment Letter provides for (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion comprised of (i) a term loan facility of up to $1.45 billion and (ii) a revolving credit facility of $300.0 million and (b) an amount equal to at least $375.0 million in gross proceeds from the issuance and sale by ERI of senior unsecured notes or, if the notes are not issued and sold on or prior to the date of the consummation of the Mergers, an amount equal to at least $375.0 million in senior unsecured bridge loans under a senior unsecured credit facility. In the event some or all of the financing contemplated by the Commitment Letter is not available, ERI is obligated to use its reasonable best efforts to obtain alternative financing from alternative institutions in an amount sufficient to enable ERI to consummate the Mergers, refinance the outstanding indebtedness of Isle described in the prior paragraph and pay all fees and expenses of Isle in connection with the Mergers and the other transactions contemplated by the Merger Agreement. If financing cannot be obtained, the Mergers may not be completed. If ERI is unable to obtain funding from its financing sources for the cash required in connection with the Mergers, and Isle is otherwise ready, willing and able to close the Mergers, ERI may be liable to Isle for a financing failure fee of $60.0 million or may be compelled to specifically perform its obligations to consummate the transaction.

Litigation challenging the Mergers could delay or prevent the completion of the Mergers.

One of the conditions to the Mergers is that no temporary restraining order, preliminary or permanent injunction, or other judgment, order or decree issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Mergers will be in effect; nor will there be any law, statute, ordinance, rule, regulation, order, policy, guideline or agency requirement enacted, entered, promulgated, enforced or deemed applicable by any governmental entity that prohibits or makes illegal the consummation of the Mergers. Although neither ERI nor Isle has been notified of any litigation filed challenging the Mergers, there can be no assurance that claims will not be filed by stockholders of ERI or Isle seeking damages relating to, or otherwise challenging, the

Mergers. If any such litigation is filed and the plaintiffs in any such action secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting ERI’s and Isle’s ability to consummate the Mergers, then such injunctive or other relief may prevent the Mergers from becoming effective within the expected time frame or at all. If consummation of the Mergers is prevented or delayed, it could result in substantial costs to ERI. In addition, ERI could incur significant costs in connection with such lawsuits, including costs associated with the indemnification of Isle’s directors and officers.

The integration of ERI and Isle following the Mergers may present significant challenges and impair ERI’s ability to realize the anticipated benefits of the Mergers in the anticipated time frame or at all.

ERI’s ability to realize the anticipated benefits of the Mergers will depend, to a large extent, on ERI’s ability to integrate Isle’s business into ERI in the anticipated time frame or at all. ERI may face significant challenges in combining Isle’s operations into its operations in a timely and efficient manner. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, ERI will be required to devote significant management attention and resources to integrating the business practices and operations of Isle into those of ERI. The integration process may disrupt the business and, if implemented ineffectively or inefficiently, would preclude realization of the full benefits expected by ERI and Isle. The failure to successfully integrate Isle into ERI and to manage the challenges presented by the integration process successfully may result in an interruption of, or loss of momentum in, the business of ERI or Isle, which may have the effect of depressing the market price of ERI common stock following the Effective Time (as defined in the Merger Agreement).

ERI may be unable to realize anticipated cost synergies or may incur additional costs.

ERI expects to realize cost synergies from combining the sales and general and administrative functions of Isle and ERI. However, ERI will be required to incur costs, including severance and related expenses, to realize the anticipated cost savings. While ERI’s management believes the combined entity will benefit from cost synergies, ERI may be unable to realize all of these cost synergies within the time frame expected or at all. In addition, ERI may incur additional or unexpected costs in order to realize these cost synergies.

The Mergers may not be accretive and may cause dilution to the combined company’s earnings per share, which may negatively affect the price of the common stock of the combined company following completion of the Mergers.

ERI currently anticipates that the Mergers will be accretive to the earnings per share of the combined company in 2017. This expectation is based on preliminary estimates and assumes certain synergies expected to be realized by the combined company over a 12-month period following the completion of the Mergers and the previously announced dispositions of Isle of Capri Casino Hotel Lake Charles and Lady Luck Casino Marquette. Such estimates and assumptions could materially change due to additional transaction-related costs, delays in regulatory approvals, the failure to realize any or all of the benefits expected in the Mergers or other factors beyond the control of ERI. All of these factors could delay, decrease or eliminate the expected accretive effect of the Mergers and cause resulting dilution to the combined company’s earnings per share or to the price of the common stock of the combined company.

Unanticipated costs relating to the Mergers could reduce ERI’s future earnings per share.

We believe that we have reasonably estimated the likely incremental costs of the combined operations of ERI and Isle following the Mergers. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as unanticipated costs to integrate the two businesses, increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of ERI following the Mergers. In addition, if actual costs are materially different than expected costs, the Mergers could have a significant dilutive effect on ERI’s earnings per share.

ERI will have a substantial amount of debt outstanding following the Mergers and may incur additional indebtedness in the future, which could restrict ERI’s ability to pay dividends and fund working capital and planned capital expenditures.

ERI expects to incur approximately $2.2 billion of debt, which includes ERI’s $375 million of debt currently outstanding wich will not be taken out, in order to complete the Mergers and related transactions. In addition, ERI will have the ability to incur additional debt under its $300 million revolving credit facility and may be required to incur additional indebtedness to finance the cash portion of the merger consideration if the sale of Isle of Capri Casino Hotel Lake Charles and/or the sale of Lady Luck Casino Marquette is not consummated prior to the closing of the Mergers. This amount of leverage could have important consequences, including:

•

ERI may be required to use a substantial portion of ERI’s cash flow from operations to make interest payments on ERI’s debt, which will reduce funds available for operations, future business opportunities and dividends;

•	ERI may have limited flexibility to react to changes in ERI’s business and its industry;
•	it may be more difficult for ERI to satisfy its other obligations;
•	ERI may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures, acquisitions or other purposes;
•	ERI may become more vulnerable to general adverse economic and industry conditions, including changes in interest rates; and
•	ERI may be at a disadvantage compared to its competitors that have less debt.

Future interest expense will be significantly higher than historic interest expense as a result of higher levels of indebtedness incurred to consummate the Mergers. ERI’s ability to make payments on its debt and potential to pay dividends on its common stock, which ERI has not historically done, will depend on its ability to generate cash in the future, which will depend on many factors beyond its control. ERI cannot assure you that:

•	its business will generate sufficient cash flow from operations to service and repay its debt, pay dividends on its common stock and fund working capital and planned capital expenditures;
•

future borrowings will be available under its credit facilities or any future credit facilities in an amount sufficient to enable it to repay its debt, pay dividends on its common stock and fund working capital and planned capital expenditures; or

•	it will be able to refinance any of its debt on commercially reasonable terms or at all.

If ERI cannot generate sufficient cash from its operations to meet its debt service obligations, ERI may need to reduce or delay capital expenditures, the development of its business generally and any acquisitions. If ERI becomes unable to meet its debt service and repayment obligations, ERI would be in default under the terms of its credit agreement, which would allow its lenders to declare all outstanding borrowings to be due and payable. If the amounts outstanding under its credit facilities were to be accelerated, ERI cannot assure you that its assets would be sufficient to repay in full the money owed.

Delay or failure to consummate the sale of the Isle of Capri Casino Hotel Lake Charles or the Lady Luck Casino Marquette may require ERI to incur additional debt to repay outstanding indebtedness of Isle or otherwise adversely impact the financial condition of the combined company.

On August 22, 2016, Isle entered into an agreement to sell Isle of Capri Casino Hotel Lake Charles for aggregate consideration of $134.5 million, subject to certain adjustments. On October 13, 2016, Isle entered into an agreement to sell Lady Luck Casino Marquette for cash consideration of approximately $40.0 million, subject to certain adjustments. The consummation of each transaction is subject to satisfaction of customary conditions, including receipt of regulatory approval, the accuracy of the representations and warranties, compliance with covenants, delivery of certain closing deliverables and the absence of any governmental order or action seeking to prohibit the consummation of the transaction. Although Isle expects the sale of Isle of Capri Casino Hotel Lake Charles to be consummated in late fiscal 2017 or early fiscal 2018 and the sale of Lady Luck Casino Marquette to be consummated in fiscal 2018, there can be no assurance as to the timing of the closing of either sale or that the closings will occur on the terms set forth in the purchase agreements relating to the sales, or at all. In the event that the closing of either sale is delayed or does not occur, ERI may be required to incur additional indebtedness to repay debt outstanding under Isle’s credit agreement or outstanding notes, which could adversely impact the financial condition of the combined company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description of Exhibit	Method of Filing

2.1	Agreement and Plan of Merger by and among Isle of Capri Casinos, Inc., Eldorado Resorts, Inc., Eagle I Acquisition Corp. and Eagle II Acquisition Company LLC, dated as of September 19, 2016.	Previously filed on Form 8-K filed on September 22, 2016

10.1	Commitment Letter, dated September 19, 2016, from JPMorgan Chase Bank, N.A.	Previously filed on Form 8-K filed on September 22, 2016

10.3	Voting Agreement, dated as of September 19, 2016, by and among Isle of Capri Casinos, Inc., Eldorado Resorts, Inc. and Recreational Enterprises, Inc.	Previously filed on Form 8-K filed on September 22, 2016

10.4	Voting Agreement, dated as of September 19, 2016, by and among Isle of Capri Casinos, Inc., Eldorado Resorts, Inc. and GFIL Holdings, LLC.	Previously filed on Form 8-K filed on September 22, 2016

31.1	Certification of Gary L. Carano pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

31.2	Certification of Thomas R. Reeg pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

101.1	XBRL Instance Document	Filed herewith.

101.2	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS, INC.

Date: November 9, 2016	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer and Chairman of the Board

Date: November 9, 2016	/s/ Thomas R. Reeg
Thomas R. Reeg
President and Chief Financial Officer
(Principal Financial Officer)