Form 10-K
period 2016-12-31
Eldorado Resorts, Inc.
filed 2017-03-13
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period           to

Commission File No. 001‑36629

ELDORADO RESORTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46‑3657681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $455.6 million at June 30, 2016 based upon the closing price for the shares of ERI’s common stock as reported by The Nasdaq Stock Market.

As of March 10, 2017, there were 47,120,000 outstanding shares of the Registrant’s Common Stock.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.  Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2016.

ELDORADO RESORTS, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2016

i

PART I

Item 1.  Business.

Eldorado Resorts, Inc., a Nevada corporation, is referred to as the “Company,” “ERI,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.”

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

We own and operate the following properties:

•	Eldorado Resort Casino Reno (“Eldorado Reno”)—A 814‑room hotel, casino and entertainment facility connected via an enclosed skywalk to Silver Legacy and Circus Reno located in downtown Reno, Nevada;
•	Silver Legacy Resort Casino (“Silver Legacy”)—A 1,711‑room themed hotel and casino connected via an enclosed skywalk to Eldorado Reno and Circus Reno;
•	Circus Circus Reno (“Circus Reno”)—A 1,571-room hotel-casino and entertainment complex connected via an enclosed skywalk to Eldorado Reno and Silver Legacy;
•	Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)—A 403‑room, all suite art deco‑style hotel and tri‑level riverboat dockside casino situated on the Red River in Shreveport, Louisiana;
•

Mountaineer Casino, Racetrack & Resort (“Mountaineer”)—A 354‑room hotel, casino and entertainment facility and live thoroughbred horse racing located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle;

•	Presque Isle Downs & Casino (“Presque Isle Downs”)—A casino and live thoroughbred horse racing facility with slot machines, table games and poker located in Erie, Pennsylvania; and
•	Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering approximately 2,200 video lottery terminals (“VLT”) and harness racing located 15 minutes from downtown Columbus, Ohio.

In addition, Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

Agreement to Acquire Isle of Capri Casinos, Inc.

On September 19, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Isle of Capri Casinos, Inc., a Delaware corporation (“Isle” or “Isle of Capri”), Eagle I Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub A”), and Eagle II Acquisition Company LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Merger Sub B”). The Merger Agreement provides for, among other things, (1) the merger of Merger Sub A with and into Isle, with Isle as the surviving entity (the “First Step Merger”), and (2) a subsequent merger whereby Isle will merge with and into Merger Sub B, with Merger Sub B as the surviving entity (the “Second Step Merger” and together with the First Step Merger, the “Mergers”). Isle’s stockholders may elect to exchange each share of Isle common stock held by such stockholder, at the effective time of the First Step Merger, for either $23.00 in cash or 1.638 shares of Company common stock. Elections are subject to proration and reallocation such that the outstanding shares of Isle common stock will be exchanged for aggregate consideration comprised of 58% cash and 42% Company common stock. The consummation of the Mergers is subject to receipt of approval of applicable gaming authorities and other customary closing conditions, and is expected to be consummated in the second quarter of 2017. The waiting period under the Hart-Scott-Rodino Act (“HSR Act”) terminated on October 21, 2016. The Company and Isle of Capri received approval of each of their respective stockholders on January 25, 2017 at separate special meetings of stockholders. The obligation of the Company to consummate the Mergers is subject to the absence of a material adverse effect on Isle and the obligation of Isle to consummate the Mergers is subject to the absence of a material adverse effect on the Company. The obligation of the Company to consummate the Mergers is not subject to a financing condition.

Additionally, the Merger Agreement contains certain termination rights for both the Company and Isle including, among others, a mutual termination right if the Mergers have not been consummated on or prior to June 19, 2017 (which may be extended for an additional 90 days by either the Company or Isle if all of the conditions precedent other than the receipt of required gaming approvals have been satisfied). Upon the termination of the Merger Agreement under certain circumstances, the Company or Isle may be required to pay a termination fee of $60.0 million or $30.0 million, respectively. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement.

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

In connection with entering into the Merger Agreement, on September 19, 2016, the Company entered into a debt financing commitment letter with JPMorgan Chase Bank, N.A. as modified by the five separate written joinders to the Commitment Letter entered into by ERI and JPMorgan Chase Bank, N.A. with each of Macquarie Capital Funding LLC, KeyBank, National Association, Capital One, National Association, SunTrust Bank and U.S. Bank National Association and certain affiliates of such parties (the “Commitment Letter”). The Commitment Letter provides for: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion comprised of (i) a term loan facility of up to $1.45 billion and (ii) a revolving credit facility of $300.0 million and (b) an amount equal to at least $375.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes or, if the notes are not issued and sold on or prior to the date of the consummation of the Mergers, an amount equal to at least $375.0 million in senior unsecured bridge loans under a senior unsecured credit facility. The proceeds of such borrowings may be used (w) to pay consideration in the Mergers, (x) refinance all of Isle’s existing credit facilities and senior and senior subordinated notes, (y) refinance the Company’s existing credit facility and (z) pay transaction fees and expenses related to the foregoing. The availability of the borrowings is subject to the satisfaction of certain customary conditions.

History

ERI was formed in September 2013 to be the parent company following the merger of wholly-owned subsidiaries of the Company into Eldorado HoldCo LLC (“HoldCo”), a Nevada limited liability company formed in 2009 that is the parent company of Eldorado Resorts LLC (“Resorts”), and MTR Gaming Group, Inc. (“MTR Gaming”), a Delaware corporation incorporated in 1988 (the “MTR Merger”). Effective upon the consummation of the MTR Merger on September 19, 2014 (the “MTR Merger Date”), MTR Gaming and HoldCo each became a wholly-owned subsidiary of ERI and, as a result of such transactions, Resorts became an indirect wholly-owned subsidiary of ERI.

Prior to November 24, 2015 (the “Reno Acquisition Date”), Resorts owned a 48.1% interest in the joint venture (the “Silver Legacy Joint Venture”) which owns Silver Legacy.  On November 24, 2015, Resorts consummated the acquisition of all of the assets and properties of Circus Circus Reno and the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase” or the “Reno Acquisition”) pursuant to a Purchase and Sale Agreement, dated July 7, 2015 (the “Purchase Agreement”), entered into with Circus Circus Casinos, Inc. and Galleon, Inc., each an affiliate of MGM Resorts International, with respect to the acquisition. On the Reno Acquisition Date, Eldorado Resorts LLC also exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain affiliates and stockholders of the Company. As a result of these transactions, ELLC and CC-Reno, LLC, a newly formed Nevada limited liability company, became wholly-owned subsidiaries of ERI, and Silver Legacy became an indirect wholly‑owned subsidiary of ERI.

Business Strengths and Strategy

Personal service and high quality amenities

We focus on customer satisfaction and delivering superior guest experiences.  We seek to provide our customers with an extraordinary level of personal service and popular gaming, dining and entertainment experiences designed to exceed customer expectations in a clean, safe, friendly and fun environment. Our senior management is actively involved in the daily operations of our properties, frequently interacting with gaming, hotel and restaurant patrons to ensure that they are receiving the highest level of personal attention. Management believes that personal service is an integral part of fostering customer loyalty and generating repeat business. We continually monitor our casino operations to react to changing market conditions and customer demands. We target both premium-play and value-conscious gaming patrons with differentiated offerings at our state-of-the-art casinos, which feature the latest in game technology, innovative bonus options, dynamic signage, customer-convenient features and non-gaming amenities at a reasonable value and price point.

Diversified portfolio across markets and customer segments

We are geographically diversified across the United States, with no single property accounting for more than 19% of our net revenues for the year ended December 31, 2016. Our customer pool draws from a diversified base of both local and out-of-town patrons. For example, approximately 20% of our customer base at Eldorado Reno is local, while 80% visit from out-of-town and utilize our hotel, restaurants and other amenities for a full-service gaming experience. We have also initiated changes to our marketing strategy to reach more potential customers through targeted direct mailings and electronic marketing. We believe we have assembled a platform on which we can continue to grow and provide a differentiated customer experience.

Management team with deep gaming industry experience and strong local relationships

We have an experienced management team that includes, among others, Gary Carano, our Chief Executive Officer and the Chairman of the Board, who has more than thirty years of experience in the gaming and hotel industry. Mr. Carano was the driving force behind ERI’s development and operations in Nevada and Louisiana and ERI’s acquisition of MTR Gaming and Circus Reno. In addition to Gary Carano, our senior executives have significant experience in the gaming and finance industries. Our extensive management experience and unwavering commitment to our team members, guests and equity holders have been the primary drivers of our strategic goals and success. We take pride in our reinvestment in our properties and the communities we support along with emphasizing our family-style approach in an effort to build loyalty among our team members and guests. We will continue to focus on the future growth and diversification of our company while maintaining our core values and striving for operational excellence.

Properties

As of December 31, 2016, we owned and operated approximately 503,000 square feet of casino space with approximately 9,750 slot machines and VLTs, 290 table and poker games, 45 restaurants and 4,900 hotel rooms.

For financial reporting purposes, we aggregate our properties into three reportable business segments: (i) Nevada, (ii) Louisiana and (iii) Eastern. For further financial information related to our segments as of and for the three years ended December 31, 2016, see Note 18, Segment Information, to our consolidated financial statements presented in Part IV, Item 15. Financial Statement Schedules.

The following table sets forth certain information regarding our properties as of and for the year ended December 31, 2016:

	Year Opened	Year Acquired	Slot Machines and VLTs	Table and Poker Games	Hotel Rooms	Hotel Occupancy	Average Daily Rate
Nevada
Eldorado Reno	1973	N/A	1,142	57	814	73.1%	$93.42
Silver Legacy (1)	1995	2015	1,212	63	1,711	60.6%	$97.62
Circus Reno	1978	2015	695	27	1,571	50.0%	$78.60
Louisiana
Eldorado Shreveport	2000	2005	1,387	60	403	90.8%	$62.65
Eastern
Mountaineer	1992	2014	1,510	46	354	79.3%	$48.80
Presque Isle Downs	2007	2014	1,594	39	N/A	N/A	N/A
Scioto Downs	2012	2014	2,206	N/A	N/A	N/A	N/A
(1)	Silver Legacy opened in 1995 and was a 50/50 joint venture between Resorts and MGM Resorts International until we acquired the remaining 50% interest in 2015.

Nevada

The Eldorado Reno, Silver Legacy and Circus Reno properties, (the “Reno Tri-Properties”) are connected in a “seamless” manner by enclosed, climate controlled skywalks. These enclosed skywalks serve as entertainment bridge ways between the three properties and house slot machines, restaurants and retail shops. The Reno Tri-Properties comprise the heart of the Reno market’s prime gaming area and room base, providing the most extensive and the broadest variety of gaming, entertainment, lodging and dining amenities in the Reno area, with an aggregate of 4,096 rooms, 23 restaurants and enough parking to accommodate approximately 6,100 vehicles, and as of December 31, 2016, approximately 3,000 slot machines and 150 table and poker games. We believe that the centralized location and critical mass of these three properties, together with the ease of access between the facilities, provide significant advantages over other freestanding hotel/casinos in the Reno market.

In September 2016, the Company announced that it plans to invest more than $50.0 million in facility enhancements to Eldorado Reno, Silver Legacy and Circus Reno. Eldorado’s master plan for the three connected properties, which span eight city blocks in downtown Reno, will be phased over three years, and commenced in the fourth quarter of 2016.

Reno is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno, along with nearby Lake Tahoe, is a destination market that attracts year‑round visitation by offering gaming, numerous summer and winter recreational activities and popular special events. Consequently, we believe that our success is influenced to some degree by the Lake Tahoe market. We believe that approximately two‑thirds of visitors to the Reno market arrive by some form of ground transportation. Popular special events include the United States Bowling Congress Men’s and Open Championship bowling tournaments, National Championship Air Races, a PGA tour event, Street Vibrations, a motorcycle event, and Hot August Nights, a vintage car event. Based on information reported by the Nevada State Gaming Control Board, gaming revenues for the Reno/Sparks gaming markets were $723.3 million, $694.0 million and $671.6 million in 2016, 2015 and 2014, respectively.

Eldorado Reno

We own and operate the Eldorado Reno, an 814‑room premier hotel, casino and entertainment facility. The interior of the hotel is designed to create a European ambiance where hotel guests enjoy panoramic views of Reno’s skyline and the majestic Sierra Nevada mountain range. We believe the attention to detail, décor and architecture have created an identifiable and innovative presence in the Reno market for Eldorado Reno. Eldorado Reno is centrally located in downtown Reno, Nevada.

Eldorado Reno currently offers:

•	Approximately 76,500 square feet of gaming space, with approximately 1,100 slot machines and 57 table and poker games;
•	814 finely‑appointed guest rooms, including 134 suites, which include “Eldorado Player’s Spa Suites” with bedside spas and one or two bedroom suites;
•	Ten restaurants, including the recently opened Hidden Pizza, featuring nationally‑recognized cuisine which ranges from buffet to gourmet, with an aggregate seating capacity of more than 1,400;
•

An approximately 560‑seat showroom, a VIP lounge, three retail shops, a versatile 12,010 square foot convention center and an outdoor plaza located diagonal to Eldorado Reno which hosts a variety of special events; and

•	Parking facilities for over 1,100 vehicles, including an approximately 640‑space self‑park garage, a 120‑space surface parking lot and a 350‑space valet parking facility.

Silver Legacy

Silver Legacy, formerly a joint venture between Resorts and MGM Resorts International (the “Silver Legacy Joint Venture”) is the tallest building in northern Nevada consisting of 37-, 34- and 31-floor tiers. Silver Legacy’s opulent interior showcases a casino built around Sam Fairchild’s 120-foot tall mining rig, which appears to mine for silver. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The interior surface of the dome features dynamic sound and laser light shows, providing visitors with a unique experience when they are in the casino. The Silver Legacy is centrally located in downtown Reno, Nevada.

Silver Legacy features:

•	Approximately 89,200 square feet of gaming space, with approximately 1,200 slot machines and 63 table games;
•	1,711 finely‑appointed guest rooms, including 141 player spa suites, eight penthouse suites and seven hospitality suites;
•	Eight restaurants, which have an aggregate seating capacity of more than 1,000, offering award winning dining cuisine; and
•	Retail shops, exercise and spa facilities, a beauty salon and an outdoor swimming pool and sundeck and a parking garage which can accommodate approximately 1,800 vehicles.

Circus Reno

Circus Reno is an iconic, circus‑themed hotel‑casino and entertainment complex with two hotel towers. It is conveniently located as the first casino directly off of Interstate 80 when entering downtown Reno, Nevada.

Circus Reno currently offers:

•	Approximately 55,000 square feet of gaming space, with approximately 700 slot machines and 27 table games;
•	1,571 hotel rooms, including 67 mini suites, four executive suites and four VIP suites;
•	3,200 parking spaces including a surface lot and two garages;
•	Six restaurants featuring a variety of cuisines; and
•	A midway featuring a total of 157 games, live circus acts, an arcade and a full service wedding chapel with reception services for groups of 25 or more.

Louisiana

Eldorado Shreveport

Eldorado Shreveport is a premier resort casino located in Shreveport, Louisiana, the largest gaming market in Louisiana, adjacent to Interstate 20, a major highway that connects the Shreveport market with the attractive feeder markets of East Texas and Dallas/Fort Worth, Texas. There are currently six casinos and a racino operating in the Shreveport/Bossier City market in Louisiana and based on information published by the state of Louisiana, the Shreveport/Bossier City market generated $688.7 million, $732.5 million, and $736.1 million in gaming revenues in 2016, 2015 and 2014, respectively.

Eldorado Shreveport is a modern, Las Vegas‑style resort with a gaming experience that appeals to both local gamers and out‑of‑town visitors. Our integrated casino and entertainment resort benefits from the following features:

•	A purpose‑built 80,634‑square foot barge that houses approximately 59,000 square feet of gaming space, offering approximately 1,400 slots, 52 table games and a poker room with eight tables;
•	Numerous restaurants and entertainment amenities, including a gourmet steakhouse, VIP check‑in, a premium quality bar and a retail store;
•	A luxurious 403‑room, all‑suite, hotel, with updated rooms featuring modern décor and flat screen TVs;
•	A 380‑seat ballroom with four breakout rooms, a 5,940‑square foot spa, a fitness center and salon, a premium players’ club and an entertainment show room; and
•

Two parking lots and an eight story parking garage providing approximately 1,800 parking spaces that connects directly to the pavilion by an enclosed walkway, including valet parking for approximately 300 vehicles.

Eastern

Mountaineer

Mountaineer is one of only four racetracks in West Virginia currently permitted to operate slot machines and traditional casino table gaming. Mountaineer is located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle, approximately thirty miles from the Pittsburgh International Airport and a one‑hour drive from downtown Pittsburgh. Mountaineer’s market is comprised of nine casinos, including our Presque Isle Downs property, in West Virginia, Ohio and Pennsylvania. Based on information published by these states, this market generated $1.6 billion, $1.6 billion, and $1.5 billion in gaming revenues in 2016, 2015 and 2014, respectively.

Mountaineer is a diverse gaming, entertainment and convention complex with:

•

79,380 square feet of gaming space housing approximately 1,500 slot machines, 36 casino table games (including blackjack, craps, roulette and other games), and 10 poker tables and an outdoor smoking patio;

•

354 hotel rooms, including the 256‑room, 219,000 square foot Grande Hotel at Mountaineer, 27 suites, a full‑service spa and salon, a retail plaza and indoor and outdoor swimming pools and a golf course;

•

12,090 square feet of convention space, which can accommodate seated meals for groups of up to 575, as well as smaller meetings in more intimate break‑out rooms that can accommodate 75 people and entertainment events for approximately 1,500 guests;

•

Live thoroughbred horse racing conducted from March through December on a one‑mile dirt surface or a 7/8 mile grass surface with expansive clubhouse, restaurant, bars and concessions, as well as grandstand viewing areas with enclosed seating for 3,570 patrons;

•

On‑site pari‑mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer’s races at over 1,400 sites to which the races are simulcast;

•	A 69,000 square foot theater and events center that seats approximately 5,000 patrons for concerts and other entertainment offerings; and
•	Surface parking for approximately 5,300 vehicles.

Presque Isle Downs

Presque Isle Downs located in Erie, Pennsylvania, opened for business in 2007 and commenced table gaming operations in 2010. Presque Isle Downs’ market is comprised of nine casinos, including Mountaineer, in West Virginia, Ohio and Pennsylvania. Based on information published by these states, this market generated $1.6 billion, $1.6 billion, and $1.5 billion in gaming revenues in 2016, 2015 and 2014, respectively. The 153,400 square foot facility consists of:

•	61,400 square feet of gaming space housing approximately 1,600 slot machines, 32 casino table games and a seven table poker room, which we began operating on October 3, 2011;
•

Live thoroughbred horse racing conducted from May through September on a one‑mile track with a state‑of‑the‑art one‑mile synthetic racing surface with grandstand, barns, paddock and related facilities, and indoor and outdoor seating for approximately 750 patrons;

•	Five restaurants, including The Brew Brothers, a new microbrewery and restaurant which opened in May 2016, a steakhouse, buffet and 300 seat clubhouse overlooking the racetrack;
•

On‑site pari‑mutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks, as well as wagering on Presque Isle Downs’ races at over 1,200 sites to which the races are simulcast; and

•	Surface parking for approximately 3,200 vehicles.

Scioto Downs

Scioto Downs is located in the heart of Central Ohio, off Highway 23/South High Street, approximately eight miles from downtown Columbus. The Columbus market generated $300.0 million, $290.4 million and $275.9 million in slot revenues in 2016, 2015 and 2014, respectively.

Scioto Downs ran its first Standardbred horse race in 1959 and has since established a rich and deep connection within the regional racing community. Opening VLT operations with a new 132,000 square foot gaming facility on June 1, 2012, Scioto Downs became the first “Racino” operation in the State of Ohio and is one of only two licensed gaming facilities in the Columbus area.

In October 2015, the Company entered into a joint venture with Vista Host, Inc. to develop a new 118-room Hampton Inn & Suites hotel that will be attached to Scioto Downs. Construction of the new hotel began in November 2015 and is planned to open in March 2017. Scioto Downs is located on a 208 acre site strategically designed for future expansion, including table games, additional parking capacity and retail development.

Scioto Downs currently offers:

•	83,000 square feet of gaming space housing approximately 2,200 VLTs (with the ability to install up to 2,500 VLTs), including two outdoor smoking patios;
•	The Brew Brothers, a new microbrewery and restaurant which opened in October 2015 and seats approximately 230 offering live entertainment;
•	Six full service bars and six restaurants ranging from fine dining to a buffet;
•

Live standard bred harness horse racing conducted from May through mid‑September with barns, paddock and related facilities for the horses, drivers and trainers, that can accommodate over 8,000 patrons for live racing as well as a Summer Concert Series, featuring national acts;

•

On‑site pari‑mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Scioto Downs’ races at over 800 sites to which the races are simulcast; and

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

Nevada.  Of the 30 casinos currently operating in the Reno market, we believe we compete principally with four other hotel‑casinos that each generate at least $36 million in annual gaming revenues. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded. We expect that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect our financial condition or results of operations.

We also compete with hotel‑casinos located in the nearby Lake Tahoe region as well as those in other areas of Nevada. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, we believe that our success is influenced to some degree by the success of the Lake Tahoe market. While we do not anticipate a significant change in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future, any decline could adversely affect our operations.

Since visitors from California comprise a significant portion of our customer base, we also compete with Native American gaming operations in California. The State of California has signed and ratified compacts with Native American tribes, including casinos located in northern California, which we consider to be a significant target market. These Native American tribes are allowed to operate slot machines, lottery games and banking and percentage games on Native American lands.

We believe the Reno market draws over 50% of its visitors from California. As northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted, and may continue to negatively impact, principally drive‑in, day‑trip visitor traffic from our main feeder markets in northern California.

Louisiana.  The Shreveport/Bossier City, Louisiana gaming market is characterized by intense competition. We compete directly with five casinos, all but one of which have operated in the Shreveport/Bossier City market for several years and have established customer bases. In addition, we also compete with the slot machine facility at Louisiana Downs located in Bossier City and WinStar Casino and casino facilities owned by the Choctaw Nation located in Oklahoma. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. The Texas legislature has from time to time considered proposals to legalize gaming. Any such proposal would require an amendment to the Texas State constitution, which requires approval by two‑thirds of the Texas State Legislature and approval by a majority of votes cast in a statewide voter referendum. Such approvals would legalize gaming in Texas notwithstanding vetoes by the Governor of casino gambling bills. There can be no assurance that casino gaming will not be approved in Texas in the future, which may have a negative effect on our business. Eldorado Shreveport competes with several Native American casinos located in Oklahoma, certain of which are located near our core Texas markets. Because Eldorado Shreveport draws a significant amount of customers from the Dallas/Fort Worth, Texas area, but is located approximately 190 miles from that area, we believe we will continue to face increased competition from gaming operations in Oklahoma and would face significant competition that may have a negative effect on our business and results of operations if casino gaming were to be approved in Texas.

Eastern.  Mountaineer, Presque Isle Downs and Scioto Downs primarily compete with gaming facilities located in West Virginia, Ohio and Pennsylvania, including, to a certain extent, each other, and gaming locations located in neighboring states including New York, Indiana and Michigan. In particular, Mountaineer (and to a lesser extent Presque Isle Downs) competes with other gaming facilities located in Pennsylvania.

Mountaineer competes with smaller gaming operations conducted in local bars and fraternal organizations. West Virginia law permits limited video lottery machines (“LVLs”) in local bars and fraternal organizations. The West Virginia Lottery Commission authorizes up to 7,500 slot machines in these facilities throughout West Virginia. No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages, and no more than ten slot machines are allowed in each licensed fraternal organization. As of December 31, 2016, there were a total of approximately 1,000 LVL’s in bars and fraternal organizations in Hancock County, West Virginia (where Mountaineer is located) and the two neighboring counties (Brooke and Ohio counties). Although the bars and fraternal organizations housing these machines lack poker and table gaming, as well as the amenities and ambiance of our Mountaineer facility, they do compete with Mountaineer, particularly for the local patronage. While there are three other tracks and one resort in West Virginia that offer slot machine and table gaming, only one, Wheeling Island Casino, lies within Mountaineer’s market.

Scioto Downs competes with one other property in the Columbus, Ohio, market, Hollywood Casino, which offers both VLTs and table games.

Mountaineer’s, and to a lesser extent Presque Isle Downs’, racing and pari‑mutuel operations compete directly for wagering dollars with racing and pari‑mutuel operations at a variety of other horse and greyhound racetracks that conduct pari‑mutuel gaming. Mountaineer competes with racetracks across the country to have its signal carried by off‑track wagering parlors. Mountaineer, Presque Isle Downs and Scioto Downs also competes for wagering dollars with off‑track wagering facilities in Ohio and Pennsylvania, and competes with other racetracks for participation by quality racehorses.

General.  All of our gaming operations also compete to a lesser extent with operations in other locations, including Native American lands, and with other forms of legalized gaming in the United States, including state‑sponsored lotteries, on‑ and off‑track wagering, high‑stakes bingo, card parlors, and Internet gaming. In addition, casinos in Canada have likewise recently begun advertising and increasing promotional activities in our target markets. See “Item 1A. Risk Factors—Risks Related to Our Business—We face substantial competition in the hotel and casino industry and expect that such competition will continue” which is included elsewhere in this report.

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

Seasonality

Casino, hotel and racing operations in our markets are subject to seasonal variation. Winter conditions can frequently adversely affect transportation routes to each of our properties and also may cause cancellations of live horse racing at the Eastern properties. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

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

Employees

As of December 31, 2016, we had approximately 7,400 employees. As of such date, we had 11 collective bargaining agreements covering approximately 900 employees. No collective bargaining agreements covering sizable numbers of our employees are scheduled to expire in 2017.

Cautionary Statement Regarding Forward‑Looking Information

This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward‑looking statements. Forward‑looking statements speak only as of the date they are made, and we assume no duty to update forward‑looking statements. Although our expectations, beliefs and projections are expressed in good faith and with what we believe is a reasonable basis, there can be no assurance that these expectations, beliefs and projections will be realized. There are a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward‑looking statements which are included elsewhere in this report. Other factors beyond those listed below could also adversely affect us. Such risks, uncertainties and other important factors include, but are not limited to:

•	Our substantial indebtedness and significant financial commitments could adversely affect our results of operations and our ability to service such obligations;
•	Restrictions and limitations in agreements governing our debt could significantly affect our ability to operate our business and our liquidity;
•	Our facilities operate in very competitive environments and we face increasing competition;
•	Our dependence on our Nevada, Louisiana, West Virginia, Pennsylvania and Ohio casinos for substantially all of our revenues and cash flows;
•	Our operations are particularly sensitive to reductions in discretionary consumer spending and are affected by changes in general economic and market conditions;

•	Our gaming operations are highly regulated by governmental authorities and the cost of complying or the impact of failing to comply with such regulations;
•	Changes in gaming taxes and fees in jurisdictions in which we operate;
•	Risks relating to pending claims or future claims that may be brought against us;
•	Changes in interest rates and capital and credit markets;
•	Our ability to comply with certain covenants in our debt documents;
•	The effect of disruptions to our information technology and other systems and infrastructure;
•	Construction factors relating to maintenance and expansion of operations;
•	Our ability to attract and retain customers;
•	Weather or road conditions limiting access to our properties;
•	The effect of war, terrorist activity, natural disasters and other catastrophic events;
•	The intense competition to attract and retain management and key employees in the gaming industry; and
•	Other factors set forth under “Item 1A. Risk Factors.”

Additionally, the Isle Acquisition and the related Merger Agreement and provisions therein, will create additional risks, uncertainties and other important factors including but not limited to:

•	Our ability to consummate the Isle Acquisition on the timeline that we expect, or at all;
•	Limitations placed on the ability of ERI to operate its business in accordance with the terms of the Merger Agreement;
•

The potential impact of the announcement or consummation of the proposed transactions on the Company’s relationships with third parties, which may make it more difficult to maintain business and operational relationships;

•	The receipt of regulatory approvals;
•	The ability to satisfy other conditions to the closing of the Mergers for any other reason;
•	The availability of financing necessary to pay the cash consideration in the Mergers and refinance Isle’s outstanding indebtedness on terms that are satisfactory to us or at all;
•	Changes in or developments with respect to any litigation or investigation;
•

The risk that each of ERI’s and Isle’s executive officers and directors have financial interests in the Mergers that may be different from, or in addition to, the interests of ERI stockholders and Isle stockholders;

•	The potential that failure to consummate the Mergers could negatively impact the stock price and the future business and financial results of ERI;
•	The ability to successfully integrate ERI’s and Isle’s operations, technologies and employees;
•	The ability to realize growth opportunities and cost synergies from the proposed Mergers in a timely manner or at all;
•	Diversion of management time from ERI’s ongoing operations;
•	The incurrence of significant transaction and merger-related costs; and
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

Item 1A.  Risk Factors.

Risk Factors Relating to our Operations

Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside our control

Consumer demand for casino hotel and racetrack properties such as ours is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, including the recent housing, employment and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, which have had a negative impact on our results of operations in the past and could negatively impact our results of operations in the future. Increases in gasoline prices, including increases prompted by global political and economic instabilities, can adversely affect our operations because most of our patrons travel to our properties by car or on airlines that may pass on increases in fuel costs to passengers in the form of higher ticket prices. In addition, security concerns, terrorist attacks and other geopolitical events can have a material adverse effect on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and our business in particular. Economic downturns, geopolitical events and other related factors which impact discretionary consumer spending and other economic activities have had direct effects on our business and the tourism industry in the past. We cannot be sure how these factors will impact our operations in the future or the extent of the impact.

We face substantial competition in the hotel and casino industry and expect that such competition will continue

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including land‑based casinos, dockside casinos, riverboat casinos, casinos located on racing tracks and casinos located on Native American reservations and other forms of legalized gaming. We also compete, to a lesser extent, with other forms of legalized gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, fantasy sports websites, “cruise-to-nowhere” operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, and, in the future, may compete with gaming at other venues. In addition, we compete more generally with other forms of entertainment for the discretionary spending of our customers.

Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near our markets or changes to gaming laws in states surrounding our operations could increase competition and could adversely affect our operations. There has been significant competition in our markets as a result of the expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes in prior years. For example, casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. The Texas legislature has from time to time considered proposals to legalize gaming, and there can be no assurance that casino gaming will not be approved in Texas in the future, which could have a material adverse effect on Eldorado Shreveport. Additionally, since visitors from California comprise a significant portion of our customer base in Reno, we also compete with Native American gaming operations in California. Native American tribes are allowed to operate slot machines, lottery games and banking and percentage games on Native American lands. Although many existing Native American gaming facilities in northern California are modest compared to the Nevada properties, a number of Native American tribes have established large‑scale gaming facilities in California. In addition, various forms of internet gaming have been approved in Nevada, New Jersey and Delaware, and legislation permitting internet gaming has been proposed by the federal government and other states.  The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition.

Gaming competition is intense in most of the markets in which we operate. There has been significant competition in our markets as a result of the expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes in prior years. For example, casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas. The Texas legislature has from time to time considered proposals to legalize gaming, and there can be no assurance that casino gaming will not be approved in Texas in the future, which may have a negative effect on our business. Additionally, since visitors from California comprise a significant portion of our customer base in Reno, we also compete with Native American gaming operations in California. Native American tribes are allowed to operate slot machines, lottery games and banking and percentage games on Native American lands. Although many existing Native American gaming facilities in northern California are modest compared to the Nevada properties, a number of Native American tribes have established large‑scale gaming facilities in California. An additional license has been granted for a casino to be located in Lawrence County, Pennsylvania, approximately 45 miles from Mountaineer and 90 miles from Presque Isle Downs, which would result in further competition for both of those properties. Further, gaming facilities in Ohio that commenced operations in recent years present significant competition for Mountaineer, Presque Isle Downs and Scioto Downs.

Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties to increase the attractiveness and add to the appeal of our facilities. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position could be negatively affected.

We are subject to extensive state and local regulation and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business

Licensing Requirements.  The ownership and operation of casino gaming, riverboat and horseracing facilities are subject to extensive federal, state, and local regulation, and regulatory authorities at the federal, state, and local levels have broad powers with respect to the licensing of gaming businesses and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines, and take other actions, each of which poses a significant risk to our business, financial condition, and results of operations. We currently hold all state and local licenses and related approvals necessary to conduct our present gaming operations, but we must periodically apply to renew many of our licenses and registrations. We cannot assure you that we will be able to obtain such renewals. Any failure to maintain or renew our existing licenses, registrations, permits or approvals would have a material adverse effect on us. Furthermore, if additional laws or regulations are adopted or existing laws or regulations are amended, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us. As an example, on August 26, 2014, the Board of Health of Hancock County, West Virginia adopted and approved the Clean Air Regulation Act of 2014 (“Regulation”), which became effective July 1, 2015. The Regulation bans smoking in public places in Hancock County including at Mountaineer. To comply with the Regulation upon its effective date, Mountaineer built a 9,300 square foot smoking pavilion which opened on July 1, 2015 and currently houses 322 slot machines and four table games. Notwithstanding our efforts to mitigate the impact of the smoking ban, the Regulation has had a negative impact on our business and results of operations at Mountaineer. We expect that the Regulation will continue to, and any similar regulations enacted in the future may, negatively impact our business and results of operations and such impact would be material.

Gaming authorities with jurisdiction over our operations may, in their discretion, require the holder of any securities issued by us to file applications, be investigated, and be found suitable to own our securities if they have reason to believe that the security ownership would be inconsistent with the declared policies of their respective jurisdictions. Further, the costs of any investigation conducted by any of the Gaming Authorities under these circumstances must be paid by the applicant, and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. If any of the Gaming Authorities determines that a person is unsuitable to own our securities, then, under the applicable gaming or horse racing laws and regulations, we can be sanctioned, including the loss of approvals that are required for us to continue our gaming operations in the relevant jurisdictions, if such unsuitable person does not timely sell our securities.

Our officers, directors, and key employees are also subject to a variety of regulatory requirements and various licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities. If any of the applicable Gaming Authorities were to find an officer, director or key employee of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the Gaming Authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could materially adversely affect our gaming operations.

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

Compliance with Other Laws.  We are also subject to a variety of other federal, state and local laws, rules, regulations and ordinances that apply to non-gaming businesses, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. Under various federal, state and local laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. We have not identified any issues associated with our properties that could reasonably be expected to have a material adverse effect on us or the results of our operations. However, several of our properties are located in industrial areas or were used for industrial purposes for many years. As a consequence, it is possible that historical or neighboring activities have affected one or more of our properties and that, as a result, environmental issues could arise in the future, the precise nature of which we cannot now predict. The coverage and attendant compliance costs associated with these laws, regulations and ordinances may result in future additional costs.

Regulations adopted by FINCEN require us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. U.S. Treasury Department regulations also require us to report certain suspicious activity, including any transaction that exceeds $5,000, if we know, suspect or have reason to believe that the transaction involves funds from illegal activity or is designed to evade federal regulations or reporting requirements. Substantial penalties can be imposed if we fail to comply with these regulations. FINCEN has recently increased its focus on gaming companies.

We are required to report certain customer’s gambling winnings via form W-2G to comply with current Internal Revenue Service regulations. Should these regulations change, we would expect to incur additional costs to comply with the revised reporting requirements.

A new rule implemented by the U.S. Department of Labor (“DOL”), which was expected to become effective December 1, 2016, provides that certain exempt salaried employees making below $47,476 annually will be eligible for overtime. We expect to incur additional costs associated with complying with this revised rule. In November 2016, a U.S. District Court of the Eastern District of Texas issued a preliminary injunction enjoining the implementation of the DOL rule.

Taxation and Fees. In addition, gaming companies are generally subject to significant revenue-based taxes and fees in addition to normal federal, state, and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming taxes and/or property taxes, and worsening economic conditions could intensify those efforts. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our future financial results.

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

Our operations in certain jurisdictions depend on agreements with third parties

Our operations in several jurisdictions depend on agreements with third parties. If we are unable to renew these agreements on satisfactory terms as they expire, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations.

For example, the Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a “proceeds agreement”) with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari‑mutuel clerks.

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

Because portions of the land on which our facilities are situated are leased, the termination of such leases could adversely affect our business

We lease certain parcels of land on which several of our properties are located, including a portion of the parcel on which Eldorado Reno is located, the land on which Eldorado Shreveport is built and a portion of the property on which Circus Reno is located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases which are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities and may result in the default under the agreements governing our indebtedness.

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

An earthquake, flood, other natural disaster or act of terrorism could adversely affect our business

Although we maintain insurance that is customary and appropriate for our business, each of our insurance policies is subject to certain exclusions. In addition, in some cases our property insurance coverage is combined among certain of our properties or is otherwise in an amount that may be significantly less than the expected replacement cost of rebuilding our facilities in the event of a total loss. Such losses may occur as a result of any number of casualty events, including as a result of earthquakes, floods, hurricanes or other severe weather conditions. In particular, the Reno area has been, and may in the future be, subject to earthquakes and other natural disasters and Eldorado Shreveport is located in a designated flood zone. Inadequate insurance or lack of available insurance for these and other certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of the casualty event or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our obligations. Further, we renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from coverage. Among other factors, it is possible that regional political tensions, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce its policy limits), additional exclusions from coverage or higher deductibles. Among other potential future adverse changes, in the future we may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

We are subject to risks relating to mechanical failure, forces of nature, casualty, extraordinary maintenance and other causes

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

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security

Our operations require that we collect customer data, including credit card numbers and other personally identifiable information, for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Our information and processes are subject to the ever-changing threat of compromised security in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third-party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

In addition, third-party service providers and other business partners process and maintain proprietary business information and data related to our guests, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third-party penetration of its network security or that of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inactions by its employees or those of a third-party service provider or business partner. As a result, our business information, guest, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

Any such loss, disclosure or misappropriation of, or access to, guests' or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect its businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our reputation, businesses, operating results and financial condition.

Our operations have historically been subject to seasonal variations and quarterly fluctuations in operating results, and we can expect to experience such variations and fluctuations in the future

Historically, our operations have typically been subject to seasonal variations. Our strongest operating results for our Reno properties have generally occurred in the second and third quarters and the weakest results have generally occurred during the period from November through February when weather conditions adversely affected operating results. Winter conditions can frequently adversely affect transportation routes to Reno, where approximately two‑thirds of our visitors arrive by ground transportation and certain of our other properties and cause cancellations of live horse racing. In particular, since January 1, 2017, the Reno-Tahoe area has experienced exceptionally high levels of snowfall in the first quarter of 2017, with certain resorts in the Tahoe area reporting over 50 feet of snowfall during such time, which has adversely affected visitation to our Reno properties and may adversely affect our results of operations for the first quarter. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

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

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us

There are a limited number of slot machine manufacturers servicing the gaming industry and a large majority of our revenues are derived from slot machines at our casinos. It is important, for competitive reasons, that we offer the most popular and up-to-date slot machine games with the latest technology to customers.

In recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements. Generally, a participating lease is substantially more expensive over the long-term than the cost to purchase a new slot machine.

For competitive reasons, we may be forced to purchase new slot machines, slot machine systems, or enter into participating lease arrangements that are more expensive than our current costs associated with the continued operation of its existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participating lease costs, it could adversely affect profitability.

We materially rely on a variety of hardware and software products to maximize revenue and efficiency in our operations. Technology in the gaming industry is developing rapidly, and we may need to invest substantial amounts to acquire the most current gaming and hotel technology and equipment in order to remain competitive in the markets in which we operate. Ensuring the successful implementation and maintenance of any new technology acquired is an additional risk.

We may experience construction delays or cost overruns during its expansion or development projects that could adversely affect our operations

From time to time, we may commence construction projects on new properties or at our current properties. We also evaluate other expansion opportunities as they become available and may in the future engage in additional construction projects. The anticipated costs and construction periods for construction projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with its architects. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations.

Risk Factors Relating to the Isle of Capri Acquisition

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

Any delay in completing the Mergers may reduce the synergies and other benefits anticipated by the Company if it successfully completes the Mergers within the expected timeframe and integrates the businesses of the Company and Isle. In addition, the market price of each company’s common stock may reflect various market assumptions as to whether and when the Mergers will be completed. Consequently, the completion of, the failure to complete, or any delay in the completion of the Mergers could result in significant changes in the market price of the Company’s common stock. In addition, the Company has incurred and will continue to incur significant costs relating to the Mergers, such as legal, accounting, financial advisor and printing fees that will be required to be paid whether or not the Mergers are consummated. Further, the Company may be required to pay a termination fee depending on the circumstances surrounding the termination.

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

Completion of the Mergers is subject to various closing conditions, including (a) Isle’s stockholders adopting the Merger Agreement, (b) ERI’s stockholders approving the issuance of ERI shares as consideration in the Mergers, (c) the approval or expiration or termination of any applicable waiting period under the HSR Act, (d) obtaining certain gaming approvals to the standards set forth in the Merger Agreement and (e) each of Isle and ERI’s receipt of a tax opinion to the effect that the Mergers will be treated as a “reorganization” within the meaning of Section 368(a) of the Code. If such conditions are not satisfied, the Mergers will not be consummated unless such conditions are validly waived. Such conditions may jeopardize or delay completion of the Mergers or may reduce the anticipated benefits of the Mergers. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied. Even if all such consents and approvals are obtained, no assurance can be given as to the terms, conditions and timing of the consents and approvals or that they will satisfy the terms of the Merger Agreement. On October 21, 2016, the waiting period under the HSR Act was terminated early by the Federal Trade Commission. The Company and Isle of Capri received approval adopting the Merger Agreement of each of their respective stockholders on January 25, 2017 at separate special meetings of stockholders.

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

One of the conditions to the Mergers is that no temporary restraining order, preliminary or permanent injunction, or other judgment, order or decree issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Mergers will be in effect; nor will there be any law, statute, ordinance, rule, regulation, order, policy, guideline or agency requirement enacted, entered, promulgated, enforced or deemed applicable by any governmental entity that prohibits or makes illegal the consummation of the Mergers. In connection with the Mergers, two class action lawsuits were filed by purported ERI stockholders alleging breach of fiduciary duty by the ERI board of directors in connection with the Mergers, one of which was dismissed. The pending lawsuit alleges, among other things, breach of fiduciary duty in failing to disclose all material information to ERI stockholders in seeking approval of the issuance of ERI shares in the Mergers and requests injunctive relief and an award of costs incurred by the plaintiffs in the actions.   There can be no assurance that additional claims will not be filed by stockholders of ERI or Isle seeking damages relating to, or otherwise challenging, the Mergers. If the plaintiffs in any such action secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting ERI’s and Isle’s ability to consummate the Mergers, then such injunctive or other relief may prevent the Mergers from becoming effective within the expected time frame or at all. If consummation of the Mergers is prevented or delayed, it could result in substantial costs to ERI and Isle. In addition, ERI and Isle could incur significant costs in connection with such lawsuits, including costs associated with the indemnification of ERI and Isle’s directors and officers.

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

ERI will have a substantial amount of debt outstanding following the Mergers.

ERI expects that it will have approximately $2.2 billion of debt outstanding following the completion of the Mergers and related transactions. In addition, ERI expects that it will have the ability to incur additional debt under its $300.0 million revolving credit facility and may be required to incur additional indebtedness to finance the cash portion of the merger consideration if the sale of Isle of Capri Casino Hotel Lake Charles and/or the sale of Lady Luck Casino Marquette is not consummated prior to the closing of the Mergers. As a result of the increased levels of outstanding indebtedness following the Mergers, future interest expense and debt service obligations will be significantly higher than historic interest expense and the risks associated with its outstanding indebtedness will be intensified. Delay or failure to consummate the sale of the Isle of Capri Casino Hotel Lake Charles or the Lady Luck Casino Marquette may require ERI to incur additional debt to repay outstanding indebtedness of Isle or otherwise adversely impact the financial condition of the combined company.

On August 22, 2016, Isle entered into an agreement to sell Isle of Capri Casino Hotel Lake Charles for aggregate consideration of $134.5 million, subject to certain adjustments. On October 13, 2016, Isle entered into an agreement to sell Lady Luck Casino Marquette for cash consideration of approximately $40.0 million, subject to certain adjustments. The consummation of each transaction is subject to satisfaction of customary conditions, including receipt of regulatory approval, the accuracy of the representations and warranties, compliance with covenants, delivery of certain closing deliverables and the absence of any governmental order or action seeking to prohibit the consummation of the transaction. Although Isle expects the sale of Isle of Capri Casino Hotel Lake Charles to be consummated in Isle’s early fiscal 2018, there can be no assurance as to the timing of the closing of either sale or that the closings will occur on the terms set forth in the purchase agreements relating to the sales, or at all. In the event that the closing of either sale is delayed or does not occur, ERI may be required to incur additional indebtedness to repay debt outstanding under Isle’s credit agreement or outstanding notes, which could adversely impact the financial condition of the combined company.

Risks Related to ERI’s Capital Structure and Equity Ownership

We have significant indebtedness

As of December 31, 2016, we and our restricted subsidiaries had $822.6 million of total indebtedness outstanding consisting of $375.0 million in aggregate principal amount of outstanding 7.0% senior notes due 2023 (“Senior Notes”), our $425.0 million term loan (the “Term Loan”) and amounts outstanding under our $150.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”). We expect to incur approximately $1.8 billion of additional debt in order to complete the Mergers and related transactions. In addition, as of December 31, 2016 we had the ability to incur approximately $121.0 million of additional debt under our Revolving Credit Facility and we expect that we will have the ability to incur additional debt under the $300.0 million revolving credit facility that we expect to enter into in connection with the Mergers.  Further, we may be required to incur additional indebtedness to finance the cash portion of the merger consideration if the sale of Isle of Capri Casino Hotel Lake Charles and/or the sale of Lady Luck Casino Marquette is not consummated prior to the closing of the Mergers. This indebtedness may have important negative consequences for us, including:

•	limiting our ability to satisfy our obligations;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;
•	placing us at a competitive disadvantage compared to competitors that have less debt;
•	increasing our vulnerability to, and limiting our ability to react to, changing market conditions, changes in our industry and economic downturns;
•	limiting our ability to obtain additional financing to fund working capital requirements, capital expenditures, debt service, general corporate or other obligations;
•

subjecting us to a number of restrictive covenants that, among other things, limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds, and make capital expenditures and other investments;

•	restricting our and our wholly-owned subsidiaries ability to make dividend payments and other payments;
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

We and our subsidiaries expect to incur substantial additional indebtedness in connection with the Isle Acquisition and may incur significant indebtedness in addition to the debt that we expect to incur in connection with the Isle Acquisition. Incurring more indebtedness could increase the risks associated with our substantial indebtedness

We and our subsidiaries may incur substantial additional indebtedness in the future. As of December 31, 2016, we had $121.0 million of borrowing availability under our Credit Facility and we had commitments for $1.75 billion of additional indebtedness that we expect to incur in connection with the Isle Acquisition.  Our existing debt agreements currently permit, and we expect that agreements governing debt that we incur in the future will permit, us to incur certain other additional secured and unsecured debt. Further, we may incur other liabilities that do not constitute indebtedness. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness in the future, including as a result of the consummation of the Isle Acquisition.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the agreements governing our existing debt limit, and the agreements governing debt that we incur in the future, including debt incurred in connection with the Isle Acquisition, are expected to limit, the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations.

The agreements governing our debt impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities

The agreements governing our existing debt impose significant operating and financial restrictions on us and we expect that agreements governing debt that we incur in the future, including debt incurred in connection with the Isle Acquisition, are expected to impose similar restrictions. These restrictions limit our ability, among other things, to:

•	incur additional debt;
•	create liens or other encumbrances;
•	pay dividends or make other restricted payments;
•	agree to payment restrictions affecting our restricted subsidiaries;
•	prepay subordinated indebtedness;
•	make investments, loans or other guarantees;
•	sell or otherwise dispose of a portion of our assets; or
•	make acquisitions or merge or consolidate with another entity.

In addition, the credit agreement governing the Credit Facility contains certain financial covenants, including minimum interest coverage ratio and maximum total leverage ratio covenants, and we expect that the credit agreement that we enter into in connection with the Isle Acquisition will contain similar financial covenants.

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The restrictions caused by such covenants could also place us at a competitive disadvantage to less leveraged competitors.

A failure to comply with the covenants contained in the agreements governing our existing or future indebtedness could result in an event of default, which, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on our business, financial condition and results of operations. If our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. Moreover, in the event that such indebtedness is accelerated, there can be no assurance that we will be able to refinance it on acceptable terms, or at all.

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

The market price of ERI’s common stock could fluctuate significantly

The U.S. securities markets in general have experienced significant price fluctuations in recent years. The market price of ERI’s common stock may be volatile and subject to wide fluctuations. In addition, the trading volume of ERI’s common stock may fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in, or have a material adverse effect on, the stock price or trading volume of ERI’s common stock include:

•	general market and economic conditions, including market conditions in the hotel and casino industries;
•	actual or expected variations in operating results;
•	differences between actual operating results and those expected by investors and analysts;
•	changes in recommendations by securities analysts;
•	operations and stock performance of competitors;
•	accounting charges, including charges relating to the impairment of goodwill;
•	significant acquisitions or strategic alliances by ERI or by competitors;
•	sales of ERI’s common stock or other securities in the future, including sales by our directors and officers or significant investors;
•	recruitment or departure of key personnel;
•	conditions and trends in the gaming and entertainment industries;
•	changes in the estimate of the future size and growth of our markets; and
•	changes in reserves for professional liability claims.

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

ERI has not historically paid dividends a and may not pay dividends in the future

ERI does not currently expect to pay dividends on its common stock. Any determination to pay dividends in the future will be at the discretion of the ERI board of directors and will depend upon among other factors, ERI’s earnings, cash requirements, financial condition, requirements to comply with the covenants under its debt instruments, legal considerations, and other factors that the ERI board of directors deems relevant. In addition, the agreements governing ERI’s indebtedness restrict its ability to pay dividends. If ERI does not pay dividends, then the return on an investment in its common stock will depend entirely upon any future appreciation in its stock price. There is no guarantee that ERI’s common stock will appreciate in value or maintain its value.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Information relating to the location and general characteristics of our properties is provided in Part I, Item I, Business, Properties.

As of December 31, 2016, our facilities are located on property that we own or lease, as follows:

•	We lease approximately 30,000 square feet on the approximately 159,000 square foot parcel on which Eldorado Reno is located, in Reno, Nevada.
•	We also own a 31,000 square foot parcel of property across the street from Eldorado Reno and two other adjacent parcels totaling 18,687 square feet which could be used for expansion of Eldorado Reno.
•	Silver Legacy is located on five acres in Reno, Nevada.
•	Circus Reno leases approximately 36,000 square feet on the approximately 10 acres on which Circus Reno is located, in Reno, Nevada.
•	We lease approximately nine acres of land in Shreveport, Louisiana on which Eldorado Shreveport is located.
•

Mountaineer is located on approximately 1,680 acres of land that we own in Chester, Hancock County, West Virginia. Included in the 1,680 acres of land is approximately 1,290 acres of land that are considered non‑operating real properties that we intend to sell.

•	Scioto Downs is located on approximately 208 acres of land that we own in Columbus, Ohio.
•	Presque Isle Downs is located on 272 acres of land that we own in Summit Township, Erie County, Pennsylvania.
•

In addition, we own two other parcels of land: a 213‑acre site in McKean Township, Pennsylvania and a 6‑acre site in Summit Township that formerly housed an off‑track wagering facility. These two properties are considered non‑operating real properties that we intend to sell.

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

In connection with the Mergers, a class action lawsuit was filed by a purported stockholder of the Company alleging breach of fiduciary duty by the Company board of directors in connection with the Mergers. The case was filed on November 8, 2016 in the Second Judicial District Court of the State of Nevada and is captioned Assad v. Eldorado Resorts, Inc., et. al, case no. CV 16-02312. The case, which purports to be a class action on behalf of all of the stockholders of the Company, alleged, among other things, breach of fiduciary duty in failing to disclose all material information to stockholders in seeking approval of the issuance of shares of Company Common Stock in the Mergers and requested injunctive relief and an award of fees and costs incurred by the plaintiff in the action.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol “ERI”. On March 10, 2017, the NASDAQ Official Closing Price for our common stock was $18.05. As of March 10, 2017, there were 651 of record holders of our common stock.

The agreements governing our outstanding indebtedness restrict our ability to pay dividends. We historically have not paid cash dividends and do not intend to pay such dividends in the foreseeable future. For further information relating to our and our subsidiaries’ dividend policies, see Part II, Item 7, Liquidity and Capital Resources, included in this report.

The following table sets forth the range of high and low closing sale prices for our common stock for two most recent fiscal years.

	Stock Price
	High	Low
Year Ended December 31, 2016:
First quarter	$11.60	$9.17
Second quarter	15.27	11.16
Third quarter	15.32	13.59
Fourth quarter	16.95	10.80
Year Ended December 31, 2015:
First quarter	$5.68	$3.81
Second quarter	8.76	5.00
Third quarter	10.04	7.56
Fourth quarter	11.61	8.47

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
MTR Gaming Group, Inc. 2010 Long Term Incentive Plan	169,300	$9.94	—

Eldorado Resorts, Inc. 2015 Equity Incentive Plan	982,370	$6.45	3,472,023

The Eldorado Resorts, Inc. 2015 Equity Incentive Plan and the MTR Gaming Group, Inc. 2010 Long Term Incentive Plan were approved by stockholders. No future equity awards will be made pursuant to the MTR Gaming Group, Inc. 2010 Long Term Incentive Plan (“MTR Plan”). However, outstanding awards granted under the MTR Plan will continue unaffected.

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

Comparison of Cumulative Total Return Since the MTR Merger Date

Assumes Initial Investment of $100

December 2016

Past stock price performance is not necessarily indicative of future results. The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

Item 6.  Selected Financial Data.

The following table sets forth selected consolidated financial data of the Company for each of the five years ended December 31, 2016. This information should be read in conjunction with the audited consolidated financial statements contained elsewhere in this report. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

On the Reno Acquisition Date we consummated the acquisition of all of the assets and properties of Circus Reno and the other 50% membership interest in the Silver Legacy Joint Venture owned by MGM Resorts International. On the Reno Acquisition Date, Eldorado Resorts LLC also exercised its right to acquire the 3.8% interest in ELLC held by certain affiliates and stockholders of the Company. As a result of these transactions, ELLC became a wholly-owned subsidiary of ERI and Silver Legacy became an indirect wholly‑owned indirect subsidiary of ERI.

The merger with MTR Gaming closed on the MTR Merger Date and has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States. As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The financial information included in the following table for periods prior to the MTR Merger Date are those of Resorts and its subsidiaries. The presentation of information herein for periods prior to the MTR Merger Date and the Reno Acquisition Date and after the MTR Merger Date and Reno Acquisition Date, respectively, are not fully comparable because the results of operations for MTR Gaming and Circus Reno are not included for periods prior to the MTR Merger Date or Reno Acquisition Date, respectively, and the results of operations of the Silver Legacy Joint Venture were not consolidated prior to the Reno Acquisition Date (see Note 1 below).

SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Operating revenues:
Casino	$693,013	$614,227	$298,848	$192,379	$200,292
Pari-mutuel commissions	8,600	9,031	1,986	—	—
Food and beverage	142,032	97,740	68,233	60,556	59,317
Hotel	94,312	37,466	28,007	26,934	26,203
Other	45,239	26,077	13,198	10,384	10,458
	983,196	784,541	410,272	290,253	296,270
Less promotional allowances	(90,300)	(64,757)	(48,449)	(43,067)	(41,530)
Net operating revenues	892,896	719,784	361,823	247,186	254,740
Operating expenses:
Casino	390,325	357,572	167,792	101,913	104,044
Pari-mutuel commissions	9,787	9,973	2,411	—	—
Food and beverage	81,878	52,606	37,411	28,982	29,095
Hotel	30,746	11,307	8,536	7,891	8,020
Other	26,921	15,325	9,348	7,290	7,279
Marketing and promotions	40,600	31,227	21,982	17,740	18,724
General and administrative	130,172	96,870	58,738	43,713	44,936
Corporate	19,880	16,469	4,617	—	—
Depreciation and amortization	63,449	56,921	28,643	17,031	17,651
Operating expenses	793,758	648,270	339,478	224,560	229,749
Loss on sale or disposition of property	(836)	(6)	(84)	(226)	(198)
Acquisition charges	(9,184)	(2,452)	(7,411)	(3,173)	—
Equity in income (losses) of unconsolidated affiliates(1)	—	3,460	2,705	3,355	(8,952)
Operating income	89,118	72,516	17,555	22,582	15,841
Other income (expense):
Interest expense, net	(50,917)	(61,558)	(30,734)	(15,665)	(16,055)
Gain on extinguishment of debt of unconsolidated affiliate	—	—	—	11,980	—
Gain on valuation of unconsolidated affiliate	—	35,582	—	—	—
Gain on termination of supplemental executive retirement plan	—	—	715	—	—
Loss on property donation	—	—	—	—	(755)
Loss on early retirement of debt, net	(155)	(1,937)	(90)	—	(22)
Total other expense	(51,072)	(27,913)	(30,109)	(3,685)	(16,832)
Net income (loss) before income taxes	38,046	44,603	(12,554)	18,897	(991)
(Provision) benefit for income taxes(2)	(13,244)	69,580	(1,768)	—	—
Net income (loss)	24,802	114,183	(14,322)	18,897	(991)
Less net income attributable to non-controlling interest(3)	—	—	(103)	—	—
Net income (loss) attributable to the Company(3)	$24,802	$114,183	$(14,425)	$18,897	$(991)
Basic net income (loss) per common share	$0.53	$2.45	$(0.48)	$0.81	$(0.04)
Diluted net income (loss) per common share	$0.52	$2.43	$(0.48)	$0.81	$(0.04)

Other Data:
Net cash provided by (used in):
Operating activities	$97,570	$56,715	$31,606	$23,536	$28,366
Investing activities	(41,148)	(158,754)	40,413	(7,560)	(21,832)
Financing activities	(73,671)	92,713	(14,228)	(11,466)	(11,381)
Capital expenditures(4)	47,380	36,762	10,564	7,413	9,181
Operating Data(5):
Number of hotel rooms(6)	4,853	4,853	1,571	1,217	1,217
Average hotel occupancy rate(7)	63.1%	77.9%	84.1%	85.1%	84.1%
Number of slot machines(6)	9,746	10,281	8,665	2,738	2,779
Number of table games(6)	256	263	177	100	97

	At December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$61,029	$78,278	$87,604	$29,813	$25,303
Total assets	1,294,044	1,325,008	1,171,559	270,182	262,525
Total debt(8)	823,168	892,192	778,862	170,760	176,102
Stockholders’ equity	298,451	270,667	151,622	75,575	61,003

Footnotes to Selected Consolidated Financial Data:

(1)

Equity in income (losses) of unconsolidated affiliates prior to the Reno Acquisition Date represents (a) Resorts’ 48.1% joint venture interest in the Silver Legacy Joint Venture (or, prior to the MTR Merger Date, its 50% interest in ELLC) and (b) for periods prior to September 1, 2014, Resorts’ 21.3% interest in Tamarack. Since the Company operates in the same line of business as the Silver Legacy and Tamarack, each with casino and/or hotel operations, the Company’s equity in the income (losses) of such affiliates is included in operating income.

(2)

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

(3)

Prior to the Reno Acquisition Date, non‑controlling interest represented the minority partners’ share of ELLC’s 50% joint venture interest in the Silver Legacy Joint Venture. The non‑controlling interest in ELLC was owned by certain HoldCo equity holders and was approximately 4%. The non‑controlling interest in the Silver Legacy was 1.9%. The Company acquired the remaining 50% joint venture interest pursuant to the Circus Reno/Silver Legacy Purchase and exercised its rights to acquire the non‑controlling interest of ELLC.

(4)	Before West Virginia reimbursement of $4.2 million, $1.3 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(5)	Excludes the operating data of the Silver Legacy, Circus Reno prior to the Reno Acquisition Date and Tamarack.
(6)	As of the end of each period presented. Total table games does not include poker games, and total slot machines includes VLTs.
(7)	For each period presented.
(8)	Includes capital leases of $0.5 million, $0.8 million, $0.3 million and $0.6 million for the years ended December 31, 2016, 2015, 2013 and 2012, respectively

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with the financial statements, including the related notes and the other financial information, contained in this Annual Report on Form 10-K.

General

Eldorado Resorts, Inc. (“ERI” or the “Company”), a Nevada corporation, was formed in September 2013 to be the parent company following the merger of wholly-owned subsidiaries of the Company into Eldorado HoldCo LLC (“HoldCo”), a Nevada limited liability company formed in 2009 that is the parent company of Eldorado Resorts LLC (“Resorts”), and MTR Gaming Group, Inc. (“MTR Gaming”), a Delaware corporation incorporated in 1988 (the “MTR Merger”). Effective upon the consummation of the Merger on September 19, 2014 (the “MTR Merger Date”), MTR Gaming and HoldCo each became a wholly-owned subsidiary of ERI and, as a result of such transactions, Resorts became an indirect wholly-owned subsidiary of ERI.

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

On the Reno Acquisition Date, Resorts consummated the acquisition of all of the assets and properties of Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase” or the “Reno Acquisition”) pursuant to a Purchase and Sale Agreement, dated as of July 7, 2015 (the “Purchase Agreement”), entered into by certain of our subsidiaries with Circus Circus Casinos, Inc. and Galleon, Inc., each an affiliate of MGM Resorts International, with respect to the acquisition. On the Reno Acquisition Date, Resorts also exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain affiliates and stockholders of the Company. As a result of these transactions, ELLC and CC-Reno, LLC, a newly formed Nevada limited liability company, became wholly-owned subsidiaries of ERI, and Silver Legacy became an indirect wholly‑owned subsidiary of ERI.

Resorts previously owned a 21.3% interest in Tamarack Crossing, LLC (“Tamarack”), a Nevada limited liability company that owned and operated Tamarack Junction, a casino in south Reno which commenced operations on September 4, 2001. On September 1, 2014, and as a condition to closing the MTR Merger, Resorts distributed to HoldCo, and HoldCo subsequently distributed to its members on a pro rata basis Resorts’ interest in Tamarack. No gain or loss was recognized in the accompanying consolidated financial statements as a result of such distribution because the distribution was in the amount of the book value of Tamarack and totaled $5.5 million.

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

Presentation of Financial Information

ERI and its subsidiaries are collectively referred to as “we,” “us,” “our” or the “Company.” The financial information included in this Item 7 for periods prior to the Reno Acquisition Date are those of the Company and its subsidiaries including Eldorado Reno, Eldorado Shreveport, MTR Gaming and its interest in the Silver Legacy Joint Venture.

The MTR Merger closed on the MTR Merger Date and has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States (“US GAAP”). As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The financial information included in this Item 7 for periods prior to the MTR Merger Date are those of HoldCo and its subsidiaries. The presentation of information herein for periods prior to the MTR Merger Date and the Reno Acquisition Date and after the MTR Merger Date and Reno Acquisition Date, respectively, are not fully comparable because the results of operations for MTR Gaming and Circus Reno are not included for periods prior to the MTR Merger Date or Reno Acquisition Date, respectively, and the results of operations of the Silver Legacy Joint Venture were not consolidated prior to the Reno Acquisition Date. Summary financial results of MTR Gaming for the year ended December 31, 2014 is included in MTR Gaming’s Annual Report on Form 10‑K as filed with the Securities and Exchange Commission (“SEC”).

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

Key Performance Metrics

Our primary source of revenue is generated by our gaming operations, but we use our hotels, restaurants, bars, entertainment, retail shops, racing and other services to attract customers to our properties. Our operating results are highly dependent on the volume of customers visiting and staying at our properties. Key performance metrics include volume indicators such as table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate (“ADR”) are key indicators for our hotel business. Our calculation of ADR consists of the average price of occupied rooms per day including the impact of resort fees and complimentary rooms. Complimentary room rates are determined based on an analysis of retail or cash rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions. Complimentary rooms are treated as occupied rooms in our calculation of hotel occupancy.

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results during the years ended December 31, 2016, 2015 and 2014.

•

Isle of Capri Acquisition – On September 19, 2016, the Company and Isle of Capri Casinos, Inc., a Delaware corporation (“Isle” or “Isle of Capri”) entered into an agreement and Plan of Merger (the “Merger Agreement”), whereby the Company will acquire all of the outstanding shares of Isle of Capri for $23.00 in cash or 1.638 shares of Company common stock, at the election of each Isle stockholder (the “Isle Acquisition”). Elections are subject to proration and reallocation such that the outstanding shares of Isle common stock will be exchanged for aggregated consideration comprised of 58% cash and 42% Eldorado common stock. The consummation of the merger is subject to receipt of approval of applicable gaming authorities and other customary closing conditions, and is expected to be consummated in the second quarter of 2017. The waiting period under the Hart-Scott-Rodino Act (“HSR Act”) terminated on October 21, 2016. The Company and Isle received approval from each of their respective stockholders at separate special meetings on January 25, 2017. Eldorado has received committed financing for the transaction totaling $2.1 billion. Acquisition charges totaling $8.5 million, attributed to the Isle Acquisition, are reported on the accompanying statement of operations related to legal, accounting, financial advisory services and other costs during the year ended December 31, 2016.

Upon completion of the Isle Acquisition, the Company will add 12 additional properties to its portfolio after giving effect to the planned dispositions of Isle of Capri Casino Hotel Lake Charles and Lady Luck Casino Marquette. On August 22, 2016, Isle entered into an agreement to sell Isle of Capri Casino Hotel Lake Charles for aggregate consideration of $134.5 million, subject to certain adjustments. On October 13, 2016, Isle entered into an agreement to sell Lady Luck Casino Marquette for cash consideration of approximately $40.0 million, subject to certain adjustments.

•

Circus Reno/Silver Legacy Purchase – Pursuant to the Purchase Agreement in November 2015, ERI paid $80.2 million in cash, comprised of the $72.5 million purchase price plus $7.7 million in estimated working capital adjustments and the assumption of the amounts outstanding under Silver Legacy’s senior secured term loan facility. An additional $0.5 million was paid subsequent to the Reno Acquisition Date representing the final working capital adjustment. ERI funded the purchase price for the Reno Acquisition and repaid the borrowings outstanding under the Silver Legacy credit facility using a portion of the proceeds from the sale of its Senior Notes, borrowings under its revolving credit facility and cash on hand. Information presented prior to the Reno Acquisition Date does not reflect the results of operations for Circus Reno, and only includes our interest in the Silver Legacy Joint Venture prior to the Reno Acquisition as an investment in an unconsolidated affiliate. As a result, incremental increases in revenues and expenses attributable to the addition of Circus Reno and Silver Legacy are reflected in our results of operations for the year ended December 31, 2015. In conjunction with the Reno Acquisition, we recorded a $35.6 million gain related to the valuation of our pre-acquisition investment in the Silver Legacy Joint Venture and incurred acquisition costs totaling $2.5 million in 2015. We incurred an additional $0.6 million in acquisition charges in 2016. In 2015, we also expensed fees totaling $0.6 million, which are included in corporate costs, related to our equity offering initially intended to fund the Reno Acquisition. These fees were expensed as a result of our election to fund the final component of the Reno Acquisition with existing revolver capacity in lieu of an equity offering.

•

MTR Gaming Merger – The MTR Merger has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States. Our results of operations for the years ended December 31, 2015 and 2014 reflect incremental increases in revenues and expenses attributable to the addition of the MTR Gaming properties. Additionally, we incurred acquisition costs associated with the MTR Merger totaling $0.1 million and $7.4 million in 2015 and 2014, respectively.

•

Execution of Cost Savings Program – Starting in the second quarter of 2015, we identified several areas to improve property level and consolidated margins through operating and cost efficiencies and exercising financial discipline throughout the Company without impacting the player experience. In addition to cost savings relating to duplicative executive compensation, legal and accounting fees and other corporate expenses that have been eliminated as a result of the MTR Merger, we have achieved savings in marketing, food and beverage costs, selling, general and administrative expenses, and other operating departments as a result of operating efficiencies and purchasing power of the combined organization.  After a full year of the cost savings program, we exceeded our target of $10.0 million on an annual basis with savings of over $12.5 million. In addition to generating incremental revenues, we have realized, and expect additional savings in 2017 resulting from cost synergies across the Reno Tri-Properties as a result of the Reno Acquisition.

•

Refinancing and Reduction in Interest Expense – In July 2015, we successfully refinanced all of our indebtedness, including the debt we assumed in the MTR Merger in 2014. We issued $375.0 million in Senior Notes and entered into a new $425.0 million term loan and a new $150.0 million revolving credit facility, with the net proceeds utilized to, among other things, purchase our Resorts senior secured notes and MTR second lien notes. The refinancing reduced our annualized cash interest payments by approximately $35.0 million. Moreover, as a result of significant reductions in our outstanding indebtedness totaling $68.8 million during the year ended December 31, 2016, we realized additional savings in interest expense. See “Liquidity and Capital Resources” for more information related to our 2015 refinancing.

•

Income Taxes – In 2015, the Company recorded a $69.6 million net benefit for income taxes resulting from an adjustment to its valuation allowance. This adjustment was based on management’s consideration of all evidence, including the positive impacts of both the Company’s refinancing and the Reno Acquisition in 2015, related to the realization of its federal deferred tax assets. (See “Income Taxes” below).

•

West Virginia Smoking Ban – On August 26, 2014, the Board of Health of Hancock County, West Virginia adopted and approved the Clean Air Regulation Act of 2014 (“Regulation”), which became effective July 1, 2015. The Regulation bans smoking in public places in Hancock County including Mountaineer. To comply with the Regulation upon its effective date, Mountaineer built a 9,300 square foot smoking pavilion which opened on July 1, 2015. During the year ended December 31, 2016, we added 61 slot machines bringing our total to 322 slot machines and four table games located in the smoking patio. Notwithstanding our efforts to mitigate the impact of the smoking ban, the Regulation had a negative impact on our business and results of operations at Mountaineer.

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

We continued our property enhancement initiatives throughout 2016. At Presque Isle Downs, we opened a The Brew Brothers in May and an escalator in July to improve traffic flow to the restaurant. In June, we opened a second smoking patio at Scioto Downs which features a casino bar and 119 new VLTs. Construction of the 118-room Hampton Inn Hotel at Scioto Downs was completed and is planned to open in March 2017. In Shreveport, we completed the remodeling of the second floor of the casino in the fourth quarter of 2016 including the addition of approximately 20 new slot machines. We continue to evaluate the offerings at Mountaineer with a goal of maintaining a positive customer experience while right-sizing the property to maximize free cash flow and operational efficiencies.

In September 2016, the Company announced that it plans to invest more than $50.0 million in facility enhancements to Eldorado Reno, Silver Legacy and Circus Reno. Eldorado’s master plan for the three connected properties, which span eight city blocks in downtown Reno, will be phased over three years, and commenced in the fourth quarter of 2016. In addition to the renovation of our guest rooms across the Tri-Properties, each of the three resorts will introduce new restaurant concepts, reinvigorated nightlife and resort amenities, including a new full service luxury spa. The $50.0 million investment will allow the further integration of the guest experience among the Reno Tri-Properties to deliver an enhanced and seamless resort environment. In September 2016, Silver Legacy opened a new $2.0 million 8,500 square foot sports book. Also, in the fourth quarter of 2016, we completed the renovation of the Carnival Midway, and opened El Jefe’s Cantina Mexican restaurant and bar at Circus Reno. We also opened Hidden Pizza, a New York style pizza restaurant, at Eldorado Reno.

Beginning in 2017 enhancements continued at the Tri-Properties including the renovation of approximately 750 guest rooms; a full redesign of the legacy buffet at Circus Reno to transform it into a modern food court with three distinct offerings; the development of a new waffle house at the former Circus Steak House; the addition of an arcade and redemption area to replace the Circus Americana Café; and the construction of a Canter’s Deli and new poker room at Silver Legacy.  These facility upgrades as well as our plans for a new world-class luxury spa at Eldorado Reno and ultimately new public spaces and room renovations across the complex, are designed to significantly elevate the Reno Tri-Property guest experience.

•

New Regulation – Effective January 1, 2016, the Ohio Lottery Commission enacted new regulation which resulted in the establishment of a $1.0 million progressive slot liability and a corresponding decrease in net slot win for the year ended December 31, 2016. The changes are non-cash and related to jackpots established in prior years. The net non-cash impact to Scioto Down’s gaming revenues and operating income was $1.0 million and $0.6 million for the year ended December 31, 2016, respectively.

•

Competition – Our results of operations over the past three years have been impacted by the expansion of Native American gaming operations and regional gaming in our markets. In order to sustain our market share in the increased competitive environment, we continuously reevaluate our advertising strategies and promotional offers to our guests to ensure our reinvestment levels reflect the appropriate level of offerings to improve our margins.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Year Ended
	December 31,			Change %
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net revenues	$892,896	$719,784	$361,823	24.1%	98.9%
Operating income	89,118	72,516	17,555	22.9%	313.1%
Net income (loss) attributable to ERI	24,802	114,183	(14,425)	(78.3)%	891.6%

Operating Results.  Net revenues increased 24.1% and 98.9% in 2016 and 2015, respectively, over the same prior year periods primarily due to incremental revenues attributable to the aforementioned Reno Acquisition and MTR Merger. These increases in net revenues were partially offset by decreases in net revenues in the Louisiana and Eastern segments, which was mainly driven by declines at Mountaineer, in 2016 compared to 2015 mainly due to lower casino revenues.

Operating income increased 22.9% and 313.1% in 2016 and 2015, respectively, compared to the same prior year periods due to higher net revenues combined with improved operating margins associated with company-wide cost savings initiatives and property enhancement capital expenditures. These increases in operating income were partially offset by incremental depreciation expense resulting from the aforementioned Reno Acquisition and MTR Merger along with higher acquisition costs associated with the Isle Acquisition.

Net income decreased 78.3% in 2016 compared to 2015 despite the increase in operating income. This decline was primarily driven by the $35.6 million gain related to the valuation of the Silver Legacy Joint Venture in conjunction with the Reno Acquisition combined with the aforementioned $69.6 million benefit for income taxes recorded in 2015. Additionally, net income in 2016 was impacted by acquisition charges totaling $9.2 million, primarily related to the Isle Acquisition, a $0.8 million loss on the sale and disposal of a building and equipment related to the closure of a detached fitness center facility at Mountaineer and incremental depreciation associated with assets purchased in the Reno Acquisition. These declines in net income were partially offset by a $10.6 million decrease in interest expense in 2016 resulting from our refinancing in July 2015 and significant debt reductions throughout 2016.

Net income increased 891.6% in 2015 compared to 2014 as a result of the same factors impacting operating income, the $35.6 million gain related to the valuation of the Silver Legacy Joint Venture in conjunction with the Reno Acquisition, the aforementioned $69.6 million benefit for income taxes, and the decrease in acquisition costs recorded in 2015. These increases in net income were partially offset by a full year of interest expense in 2015 due to the timing of the MTR Merger and assumption of additional debt in 2014.

Net Revenues and Operating Income

The following table highlights our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Year Ended December 31,			Operating Income (Loss) for the Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Nevada	$321,922	$127,802	$103,695	$41,620	$13,989	$(1,191)
Louisiana	131,496	136,342	133,960	23,378	21,423	13,405
Eastern	439,478	455,640	124,168	53,610	56,491	11,086
Corporate	—	—	—	(29,490)	(19,387)	(5,745)
Total	$892,896	$719,784	$361,823	$89,118	$72,516	$17,555

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net revenues and operating expenses were as follows (dollars in thousands):

	Year Ended
	December 31,
	2016	2015	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
Nevada	$173,439	$74,626	$98,813	132.4%
Louisiana	121,046	125,371	(4,325)	(3.4)%
Eastern	407,128	423,261	(16,133)	(3.8)%
Total Gaming and Pari-Mutuel Commissions	701,613	623,258	78,355	12.6%
Non-gaming:
Nevada	193,529	72,214	121,315	168.0%
Louisiana	37,937	37,273	664	1.8%
Eastern	50,117	51,796	(1,679)	(3.2)%
Total Non-gaming	281,583	161,283	120,300	74.6%
Total Gross Revenues	983,196	784,541	198,655	25.3%
Promotional allowances:
Nevada	(45,046)	(19,038)	(26,008)	136.6%
Louisiana	(27,487)	(26,302)	(1,185)	4.5%
Eastern	(17,767)	(19,417)	1,650	(8.5)%
Total Promotional Allowances	(90,300)	(64,757)	(25,543)	39.4%
Total Net Revenues	892,896	719,784	173,112	24.1%
Expenses:
Gaming and Pari-Mutuel Commissions:
Nevada	79,019	32,908	46,111	140.1%
Louisiana	66,459	69,826	(3,367)	(4.8)%
Eastern	254,634	264,811	(10,177)	(3.8)%
Total Gaming and Pari-Mutuel Commissions	400,112	367,545	32,567	8.9%
Non-gaming
Nevada	102,063	41,798	60,265	144.2%
Louisiana	7,333	8,134	(801)	(9.8)%
Eastern	30,149	29,306	843	2.9%
Total Non-gaming	139,545	79,238	60,307	76.1%

Marketing and promotions	40,600	31,227	9,373	30.0%
General and administrative	130,172	96,870	33,302	34.4%
Corporate	19,880	16,469	3,411	20.7%
Depreciation and amortization	63,449	56,921	6,528	11.5%
Total Operating Expenses	$793,758	$648,270	$145,488	22.4%

Gaming Revenues and Pari-Mutuel Commissions.  Nevada gaming revenues increased 132.4% in 2016 compared to 2015 primarily due to incremental gaming revenues attributable to the Reno Acquisition combined with improvements in gaming revenues at Eldorado Reno. Gaming revenues in Louisiana decreased 3.4% in 2016 compared to 2015 due to declines in casino volume primarily due to decreased high limit play and the continued weakness in the energy sector negatively impacting the Shreveport market. Gaming revenues and pari-mutuel commissions in the Eastern segment declined 3.8% in 2016 compared to 2015 mainly due to lower gaming revenues at Mountaineer associated with the smoking ban that has negatively impacted the property’s operations. This decrease was partially offset by continued improvements in gaming revenues at Scioto Downs in 2016 compared to 2015, despite the $1.0 million impact of the progressive liability change related to prior years during the first quarter of 2016.

Non-gaming Revenues.  Non-gaming revenues increased 168.0% in 2016 compared to 2015 due to incremental non-gaming revenues consisting of food, beverage, hotel, entertainment, retail and other revenues in the Nevada segment primarily as a result of the Reno Acquisition combined with an increase in non-gaming revenues at Eldorado Reno. The Louisiana segment’s non-gaming revenues increased 1.8% in 2016 compared to 2015 mainly due to higher food and beverage revenues due to selective menu price increases and higher beverage complimentaries. The Eastern segment posted a decrease in non-gaming revenues primarily due to the declines resulting from strategic changes in promotional offers along with additional volume declines at Mountaineer associated with the smoking ban impact. These decreases were partially offset by incremental non-gaming revenues at Scioto Downs in 2016 compared to 2015 attributable to the opening of The Brew Brothers in October 2015.

Promotional Allowances.  Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, increased to 12.9% in 2016 compared to 10.4% in 2015. In 2016, Nevada promotional allowances, as a percentage of gaming revenues remained relatively flat to 2015 at 26.0%. Louisiana promotional allowances, as a percentage of gaming revenues, increased to 22.7% in 2016 from 21.0% in 2015 in conjunction with higher beverage complimentaries. The Eastern segment’s promotional allowances in 2016 declined to 4.4% as a percentage of the segment’s gaming revenues and pari-mutuel commissions compared to 4.6% in 2015. Reductions in promotional allowances, as a percentage of gaming revenues and pari-mutuel commissions in the Eastern segment, were due to continued strategic revisions to promotional offers in an effort to increase margins and maximize profitability.

Gaming Expenses and Pari-Mutuel Commissions.  Nevada gaming expenses increased 140.1% in 2016 compared to 2015 primarily due to incremental gaming expenses as a result of the Reno Acquisition along with an increase in gaming expenses at Eldorado Reno in conjunction with increased gaming revenues. Louisiana gaming expenses decreased 4.8% in 2016 compared to 2015 as a result of lower gaming revenues combined with efforts to reduce variable operating costs. The Eastern segment’s gaming expenses and pari-mutuel commissions declined 3.8% in 2016 compared to 2015 primarily due lower gaming expenses commensurate with decreased gaming revenues.

Non-gaming Expenses. Non-gaming expenses increased 144.2% in 2016 compared to 2015. This growth was driven by higher Nevada non-gaming expenses due to incremental expenses associated with the Reno Acquisition. Non-gaming expenses in the Louisiana segment declined 9.8% mainly due to successful efforts to control costs while the Eastern segment’s non-gaming expenses increased 2.9% in 2016 compared to 2015 as a result of incremental volume generated by the addition of The Brew Brothers at Scioto Downs in October 2015.

Marketing and Promotions Expenses.  Consolidated marketing and promotions expense increased 30.0% in 2016 compared to 2015. This increase was primarily attributable to incremental expenses in the Nevada segment associated with the Reno Acquisition along with higher expenses associated with a shift in promotional spend in the Eastern segment. These increases in the Eastern segment were offset by a decline in the Louisiana segment due to efforts to reduce advertising and promotional costs to maximize profitability.

General and Administrative Expenses.  Total general and administrative expenses increased 34.4% in 2016 compared to 2015 primarily due to incremental expenses in the Nevada segment resulting from the operation of the properties purchased in the Reno Acquisition offset by declines in the Louisiana and Eastern segments due to continued efforts to decrease variable expenses via cost savings initiatives.

Corporate Expenses.  Corporate expenses totaled $19.9 million in 2016 compared to $16.5 million in 2015. This increase was partially due to higher payroll related expenditures at the corporate level subsequent to the Reno Acquisition in addition to an executive team restructuring that took place during the first quarter of 2016. This restructuring resulted in the reallocation of property executive management to corporate in order to more fully utilize their skills across defined regions. This increase was partially offset by declines in general and administrative costs at the property level in 2016 compared to 2015. Additionally, $1.5 million of severance costs were recorded in 2016 along with $0.8 million of additional stock-based compensation expense as a result of severance related restricted stock units becoming fully vested in 2016. Also, stock compensation expense was higher for in 2016 compared to 2015 due to the Company’s three year vesting schedule associated with the Company’s long-term incentive plan established in 2015 resulting in two years of grants expensed in 2016 versus one year of grants expensed in 2015.

Depreciation and Amortization Expense.  Total depreciation and amortization expense increased 11.5% in 2016 compared to 2015 mainly due to additional depreciation expense associated with acquired assets in conjunction with the Reno Acquisition. The Nevada, Louisiana and Eastern segments contributed $20.2 million, $7.9 million and $34.9 million, respectively, of depreciation and amortization expense in 2016 compared to $9.5 million, $7.6 million and $39.3 million in 2015, respectively.

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

Gaming Revenues and Pari-Mutuel Commissions.  Nevada gaming revenues increased $12.7 million in 2015 compared to 2014 primarily due to incremental gaming revenues attributable to Circus Reno and Silver Legacy from the Reno Acquisition Date through December 31, 2015 combined with improvements in gaming revenues at Eldorado Reno. Gaming revenues increased $2.1 million in 2015 compared to 2014 in Louisiana due to higher slot revenues. The Eastern segment recorded $423.3 million of gaming revenues and pari-mutuel commissions in 2015 resulting in a 266.0% increase compared to 2014 primarily due to inclusion of a full year of operating results for the properties in the Eastern segment, but also due to improvements in gaming revenues at Scioto Downs, which were offset by declines in revenues at Mountaineer and a slight decline in gaming revenues at Presque Isle Downs. As a result, total gaming revenues and pari-mutuel commissions increased 107.2% in 2015 compared to 2014.

Non-gaming Revenues.  Non-gaming revenues increased $51.8 million in 2015 compared to 2014 and was driven by incremental non-gaming revenues consisting of food, beverage, hotel, entertainment, retail and other primarily as a result of the MTR Merger and Reno Acquisition and also reflect an increase in non-gaming revenues at Eldorado Reno in the Nevada segment. The Louisiana segment reported flat non-gaming revenues in 2015 compared to 2014 while the Eastern segment posted a decline resulting from improvements at Scioto Downs and Presque Isle Downs offset by declines at Mountaineer.

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

Gaming Expenses and Pari-Mutuel Commissions.  Nevada gaming expenses increased $5.1 million in 2015 compared to 2014 primarily due to incremental gaming expenses generated as a result of the Reno Acquisition, but reflect a reduction of casino marketing costs at Eldorado Reno. Louisiana gaming expenses decreased 3.2% in 2015 compared to 2014 despite a 1.7% increase in gaming revenues due to efforts to reduce variable costs including promotional offers, direct mail and marketing expenses. The Eastern segment recorded $264.8 million of gaming expenses and pari-mutuel commissions in 2015 compared to $70.2 million in 2014 due to the inclusion of results of operations for the full year for the properties in the Eastern segment, but reflect a reduction in operational expenses, including payroll, associated with our cost savings program. As a result, total gaming expenses and pari-mutuel commissions increased 115.9% in 2015 compared to 2014 mainly due to incremental costs associated with the Reno Acquisition and MTR Merger, offset by the aforementioned declines in each segment.

Non-gaming Expenses. Non-gaming expenses increased $23.9 million in 2015 compared to 2014, of which Nevada non-gaming expenses increased $6.1 million due to incremental expenses incurred as a result of the Reno Acquisition but reflect a reduction of food and entertainment expenses at Eldorado Reno. Non-gaming expenses in Louisiana decreased slightly in 2015 compared to 2014 due to lower food and beverage expenses associated with a decline in customer counts. The Eastern segment contributed $29.3 million of non-gaming expenses in 2015 representing an $18.0 million increase over 2014 due to inclusion of results of operations for the full year for the properties in the Eastern segment.

Marketing and Promotions Expenses.  Consolidated marketing and promotions expense increased 42.1% in 2015 compared to 2014. This increase was attributable to incremental expenses associated with the Reno Acquisition combined with a full year of operations in the Eastern segment in 2015 compared to the partial period in 2014 offset by overall savings in each segment due to reductions in advertising and marketing programs.

General and Administrative Expenses.  Total general and administrative expenses increased 64.9% in 2015 compared to 2014 partially due to incremental expenses resulting from the Reno Acquisition, and reflect a reduction of costs associated with lower professional services. Louisiana general and administrative expenses increased 1.3% in 2015 compared to 2014. The Eastern segment contributed $52.0 million of general and administrative expenses in 2015 compared to $14.9 million in 2014. The increase in the Eastern segment was associated with the partial period reporting as a result of the MTR Merger in 2014 due to inclusion of results of operations for the full year for the properties in the Eastern segment, offset by declines associated with our cost savings initiatives.

Corporate Expenses.  We incurred $16.5 million in corporate expenses in 2015 compared to $4.6 million in 2014. This increase was mainly due to incremental costs associated with the MTR Merger including additional payroll, accounting fees and professional services. Additionally, we expensed $0.6 million in costs attributable to the initiation of our equity offering in conjunction with the Reno Acquisition.

Depreciation and Amortization Expense.  Total depreciation and amortization expense increased 98.7% in 2015 compared to 2014 mainly due to additional depreciation associated with acquired assets in conjunction with the Reno Acquisition and MTR Merger. The Eastern segment contributed $39.3 million of depreciation and amortization expense in 2015 compared to $12.3 million in 2014.

Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the Years Ended December 31, 2016 and 2015

Adjusted EBITDA (defined below), a non GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock based compensation, transaction expenses, S-1 expenses, severance expenses and other, which includes equity in income of unconsolidated affiliates, (gain) loss on the sale or disposal of property, and other regulatory gaming assessments, including the impact of the change in regulatory reporting requirements, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with US GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for our operating segments for the years ended December 31, 2016 and 2015, in addition to reconciling Adjusted EBITDA to operating income (loss) in accordance with US GAAP (unaudited, in thousands):

	Year Ended December 31, 2016
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation (3)	Transaction Expenses (4)	Severance Expense	Other (5)	Adjusted EBITDA
Nevada	$41,620	$20,220	$—	$—	$230	$263	$62,333
Louisiana	23,378	7,861	—	—	—	(41)	31,198
Eastern (2)	53,610	34,887	—	—	305	1,033	89,835
Corporate	(29,490)	481	3,341	9,182	1,461	(55)	(15,080)
Total	$89,118	$63,449	$3,341	$9,182	$1,996	$1,200	$168,286

	Year Ended December 31, 2015
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation (3)	Transaction Expenses (4)	Severance Expense	Other (5)	Adjusted EBITDA
Nevada	$13,989	$9,547	$—	$—	$115	$(3,457)	$20,194
Louisiana	21,423	7,621	—	—	25	(18)	29,051
Eastern	56,491	39,341	—	—	163	(273)	95,722
Corporate	(19,387)	412	1,488	3,069	75	54	(14,289)
Total Excluding Pre-Reno Acquisition	72,516	56,921	1,488	3,069	378	(3,694)	130,678
Pre-Reno Acquisition (1)	19,850	10,008	—	—	20	2	29,880
Total Including Pre-Reno Acquisition (6)	$92,366	$66,929	$1,488	$3,069	$398	$(3,692)	$160,558

(1)

Figures for the year ended December 31, 2015 represent the results of Silver Legacy and Circus Reno for the period beginning on January 1, 2015 and ending on November 24, 2015, the date that the Reno Acquisition was consummated. Such figures are based on the unaudited historical internal financial statements of such entities and have not been reviewed by the Company’s auditors.

(2)

Effective January 1, 2016, the Ohio Lottery Commission enacted a regulatory change which resulted in the establishment of a $1.0 million progressive slot liability and a corresponding decrease in net slot win in during the first quarter of 2016. The changes are non-cash and related primarily to prior years. The net non-cash impact to Adjusted EBITDA was $0.6 million for the year ended December 31, 2016.

(3)

Included in stock-based compensation expense for the year ended is $0.8 million of additional stock-based compensation expense as a result of severance related restricted stock units becoming fully vested during the year ended December 31, 2016.

(4)

Transaction expenses represent acquisition costs related to the MTR Merger and Reno Acquisition and also include a credit of $2.0 thousand for the year ended December 31, 2016 and an expense of $0.6 million for the year ended December 31, 2015 related to S-1 offering costs.

(5)

Other is comprised of (gain) loss on the sale or disposal of property, equity in income of unconsolidated affiliate and other regulatory gaming assessments, including the item listed in footnote (2) above.

(6)

Results of operations for the year ended December 31, 2015 include the operations of Silver Legacy and Circus Reno, which were acquired by ERI on November 24, 2015, as if the acquisition occurred on January 1, 2015. Such presentation does not conform with US GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we have included the combined information because we believe it provides a meaningful comparison for the periods presented.

Liquidity and Capital Resources

The primary sources of liquidity and capital resources have been existing cash, cash flow from operations and proceeds from the issuance of debt securities.

We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties and servicing our outstanding indebtedness and to pay the cash consideration in the Isle Acquisition, refinance outstanding Isle indebtedness and pay expenses related to the Isle Acquisition. In 2017, we plan to spend $60.1 million, net of reimbursements from West Virginia, on qualified capital expenditures, $44.6 million to pay cash interest on our Senior Notes and our new credit facility and $4.3 million for principal payments on our term loan. We expect that our capital requirements for interest on our outstanding indebtedness will increase significantly in 2017 following the consummation of the Isle Acquisition and the related incurrence of debt.  We also expect that our capital expenditures will increase significantly in 2017 following the consummation of the Isle Acquisition and the related increase in the number of properties in the combined portfolio of assets. However, we are still evaluating potential capital expenditure requirements and have not quantified the anticipated additional spend at this time. We expect that we will fund amounts required to pay the cash consideration in the Isle Acquisition, refinance outstanding Isle indebtedness and pay expenses related to the Isle Acquisition with proceeds from borrowings under the financing that we expect to be provided pursuant to the Commitment Letter and cash on hand. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the foreseeable future; however, we cannot provide assurance that operating cash flows will be sufficient to do so.

ERI is a holding company and its only significant assets are ownership interests in its subsidiaries. ERI’s ability to fund its obligations depends on the cash flow of its subsidiaries and the ability of its subsidiaries to distribute or otherwise make funds available to ERI.

At December 31, 2016, we had consolidated cash and cash equivalents of $63.4 million, including restricted cash of $2.4 million. At December 31, 2015, we had consolidated cash and cash equivalents of $83.5 million, including restricted cash of $5.3 million.

Operating Cash Flow.  In 2016, we generated cash flows from operating activities of $97.6 million as compared to $56.7 million in 2015. The increase in operating cash was primarily associated with improvements in operations along with incremental cash flow associated with the Reno Acquisition, the refinancing of our debt resulting in lower interest expense and various changes in the balance sheet accounts in the normal course of business.

Investing Cash Flow.  Net cash flows used in investing activities totaled $41.1 million in 2016 and primarily consisted of $47.4 million in capital expenditures for various property enhancement and maintenance projects and equipment purchases partially offset by West Virginia’s reimbursement of capital expenditures totaling $4.2 million.

Net cash flows used in investing activities totaled $158.8 million in 2015 and partially consisted of $35.5 million in capital expenditures, net of cash reimbursements by West Virginia totaling $1.3 million. Additionally, $125.0 million of net assets were acquired in the Reno Acquisition.

Financing Cash Flow.  Net cash used for financing activities in 2016 totaled $73.7 million and consisted primarily of payments totaling $64.5 million on the Revolving Credit Facility and $4.3 million payments under the Term Loan in 2016. Additionally, $4.3 million was paid in 2016 for debt issuance costs comprised of $3.6 million related to the Isle Acquisition and $0.7 million related to the Reno Acquisition.

Net cash flows provided by financing activities in 2015 totaled $92.7 million consisting mainly of the proceeds and associated costs with the issuance of the Senior Notes and Credit Facility and the retirement of Resorts senior secured notes and MTR second lien notes. Subsequent to our refinancing transaction in July 2015, we made payments of $2.1 million and $37.5 million under the Term Loan and Revolving Credit Facility, respectively, during the latter half of 2015. Borrowings totaled $131.0 million under the Revolving Credit Facility and were attributable to the payment of refinancing and the Reno Acquisition in 2015.

Capital Expenditures

During the year ended December 31, 2016, additions to property and equipment and other capital projects aggregated $43.2 million, which included $22.8 million in Nevada, $5.9 million in Louisiana, $14.3 million attributable to the Eastern properties, net of $4.2 million in West Virginia reimbursements, and $0.2 million at corporate.

During the year ended December 31, 2016, the West Virginia Racing Commission reimbursed Mountaineer $0.7 million for capital expenditures in 2016. These reimbursement amounts were applied against the applicable acquisition costs, which resulted in corresponding adjustments to the basis of the capitalized fixed assets. These reimbursements, which are reflected within investing activities in our accompanying consolidated statement of cash flows, did not have a material impact on our consolidated financial statements. Future reimbursements from the West Virginia Racing Commission are subject to the availability of racing funds.

Under legislation approved by West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission in an amount equal to $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the year ended December 31, 2016, Mountaineer was reimbursed $3.5 million on qualified capital expenditures. As of December 31, 2016, Mountaineer remains eligible for $3.4 million under annual modernization fund grants that expire in varying dates through June 30, 2018. We can make no assurances Mountaineer will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration nor that the modernization funds will continue to be available.

Silver Legacy Joint Venture Loan and Credit Support

ELLC and Galleon were each required to provide credit support by depositing $5.0 million of cash into bank accounts that were subject to a security interest in favor of the lender under the Silver Legacy credit agreement. In November 2015 in conjunction with the Reno Acquisition, the indebtedness under the Silver Legacy credit agreement was paid in full by ERI and the credit support obligation was eliminated.

Debt Obligations

Refinancing Transaction and Senior Notes

On July 23, 2015, the Company issued $375.0 million in aggregate principal amount of 7.0% senior notes due 2023 pursuant to the indenture, dated as of July 23, 2015 (the “Indenture”), at an issue price equal to 100.0% of the aggregate principal amount of the Senior Notes. The Senior Notes are guaranteed by all of the Company’s direct and indirect restricted subsidiaries other than immaterial subsidiaries. CC-Reno, LLC and the Silver Legacy Joint Venture became guarantors in June 2016 upon receipt of gaming approval which occurred in May 2016. The Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable. As of December 31, 2016, the Company was in compliance with all of the covenants under the Indenture relating to the Senior Notes.

Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “Term Loan”) and a new $150.0 million five year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”).

As of December 31, 2016, the Company had $418.6 million outstanding on the Term Loan and $29.0 million in borrowings outstanding under the Revolving Credit Facility.  The Company had $121.0 million of available borrowing capacity under its Revolving Credit Facility as of December 31, 2016. At December 31, 2016, the interest rate on the Term Loan was 4.25% and the average interest rate on the Revolving Credit Facility was 4.9%.

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

The Credit Facility is secured by substantially all of the Company’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the Credit Facility (other than certain subsidiary guarantors designated as immaterial or restricted subsidiaries) (the ‘‘Credit Facility Guarantors’’), whether owned on the closing date of the Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the Credit Facility Guarantors. The Credit Facility is also secured by a pledge of all of the equity owned by us and the Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Credit Facility Guarantors to incur additional indebtedness, create liens on collateral, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

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

The credit agreement governing the Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the Senior Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor. As of December 31, 2016, the Company was in compliance with the covenants under the Credit Facility.

Debt Commitment Letter

In connection with entering into the Merger Agreement, on September 19, 2016, the Company entered into a debt financing commitment letter with JPMorgan Chase Bank, N.A., as modified by the five separate written joinders to the Commitment Letter entered into by ERI and JPMorgan Chase Bank, N.A. with each of  Macquarie Capital Funding LLC, KeyBank, National Association, Capital One, National Association, SunTrust Bank and U.S. Bank National Association and certain affiliates of such parties (the “Commitment Letter”). The Commitment Letter provides for : (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion comprised of (i) a term loan facility of up to $1.45 billion and (ii) a revolving credit facility of $300.0 million and (b) an amount equal to at least $375.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes or, if the notes are not issued and sold on or prior to the date of the consummation of the Mergers, an amount equal to at least $375.0 million in senior unsecured bridge loans under a senior unsecured credit facility. The proceeds of such borrowings may be used (w) to pay consideration in the Mergers, (x) refinance all of Isle’s existing credit facilities and senior and senior subordinated notes, (y) refinance the Company’s existing credit facility and (z) pay transaction fees and expenses related to the foregoing. The availability of the borrowings is subject to the satisfaction of certain customary conditions.

Contractual Commitments

The following table summarizes our estimated contractual payment obligations as of December 31, 2016:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in millions)
Contractual cash obligations:
Long-term debt obligations(1)	$823.2	$4.6	$8.7	$37.5	$772.4
Interest on indebtedness	274.1	45.4	90.2	87.5	51.0
Operating leases(2)	33.3	2.4	3.8	2.6	24.5
Gaming tax and license fees(3)	64.2	12.8	25.9	25.5	See note 3
Purchase and other contractual obligations	1.1	0.4	0.6	0.1	—
Minimum purse obligations(4)	28.8	14.4	14.4	—	—
Contingent earn-out payments(5)	0.6	0.1	0.2	0.2	0.1
Regulatory gaming assessments(6)	3.7	0.4	1.0	1.1	1.2
Total	$1,229.0	$80.5	$144.8	$154.5	$849.2

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

(4)

Pursuant to an agreement with the Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer is required to utilize its best efforts to conduct racing for a minimum of 210 days and pay average daily minimum purses established by Mountaineer prior to the first live racing date each year ($96,000 for 2016) for the term of the agreement which expires on December 31, 2018.

(5)

In connection with the 2003 purchase of Scioto Downs, certain stockholders of Scioto Downs elected the option to receive cash and contingent earn‑out payments (“CEP Rights”) in lieu of all cash for their outstanding shares of Scioto Downs’ common stock. The triggering event occurred when Scioto Downs received its permanent VLT license in May 2012 and commenced gaming operations. As a result, we recorded a liability for the estimated ten year payout to the stockholders who elected to receive the CEP Rights. The future obligation was calculated based on Scioto Downs’ projected EBITDA for the ten calendar years beginning January 1, 2013.

(6)

These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 16 to our consolidated financial statements for additional information regarding our regulatory gaming assessments.

The table above excludes certain commitments as of December 31, 2016, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon.

The repayment of our long‑term debt, which consists of indebtedness evidenced by the Senior Notes and the Credit Facility is subject to acceleration upon the occurrence of an event of default under the indentures governing these obligations.

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

The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania’s slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (i) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (ii) single year gross slot revenue (during the state’s fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee’s proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be $4.1 million and will be paid quarterly over a ten‑year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, we have considered a similar repayment model for the General Fund borrowings and estimated that our total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will be $1.9 million.

The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. Our estimated total obligation at December 31, 2016 is $3.7 million. The Company paid $0.4 million during the year ended December 31, 2016.

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

Critical Accounting Policies

Our significant accounting policies are included in Note 2 to our consolidated financial statements, which are included elsewhere in this report. These policies, along with the underlying assumptions and judgments made by our management in their application, have a significant impact on our consolidated financial statements. These judgments are subject to an inherent degree of uncertainty and actual results could differ from our estimates.

Business Combinations

The Company applied the provisions of Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, in the accounting for the Circus Reno/Silver Legacy Purchase and the MTR Merger. It required us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the Reno Acquisition Date was measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

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

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the business combination date. We reevaluated these items quarterly based upon facts and circumstances that existed as of the business combination date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have material impact on our results of operations and financial position.

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

The Company was notified by the Internal Revenue Service in October of 2016 that its federal tax return for the year ended December 31, 2014 had been selected for examination.  As of December 31, 2016, there have been no proposed adjustments.  Management believes that its tax positions are appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations.  However, the outcome of tax audits cannot be predicted with certainty.  If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with Management’s expectations, we would be required to adjust our provision for income taxes in the period such resolution occurs.  While the Company believes its reported results are materially accurate, any significant adjustments could have a material adverse effect on the Company’s results of operations, cash flows and financial position if not resolved within expectations.

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

For the year ended December 31, 2015, the difference between the effective rate and the statutory rate is attributable primarily to the release of a majority of the federal and related state valuation allowances on the Company’s deferred tax assets and the non-taxable gain on the fair value adjustment of a previously unconsolidated affiliate.  The Company continues to provide for a valuation allowance against net federal and state deferred tax assets associated with non-operating land, the sale of which could result in capital losses that can only be offset against capital gains. As of December 31, 2015, the Company also continued to provide for a valuation allowance against net state deferred tax assets relating to operations in Pennsylvania and West Virginia. Management determined it was not more-likely-than-not that the Company will realize these net deferred tax assets.

For the year ended December 31, 2016, the difference between the effective rate and the statutory rate is attributable primarily to the release of a majority of the state valuation allowances on the Company’s West Virginia deferred tax assets and excess tax benefits on stock compensation under Accounting Standards Update 2016-09, Compensation – Stock Compensation, which the Company adopted effective the first quarter of 2016.  The Company continues to provide for a valuation allowance against net federal and state deferred tax assets associated with non-operating land, the sale of which could result in capital losses that can only be offset against capital gains. The Company also continues to provide for a valuation allowance against net state deferred tax assets relating to operations in Pennsylvania. Management determined it was not more-likely-than-not that the Company will realize these net deferred tax assets.

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. For the year ended December 31, 2014, the Company was in a three-year cumulative loss position, which was significant negative evidence, and the Company did not have positive evidence to outweigh the negative evidence.  For the year ended December 31, 2015, the Company’s position changed to a three-year cumulative income position and management concluded it is more-likely-than-not to realize its federal, Louisiana and City of Columbus, Ohio deferred tax assets, with the exception of non-operating land. In addition, for the year ended December 31, 2016, the Company remained in a three-year cumulative income position and management concluded it is more-likely-than-not to realize its federal, Louisiana, City of Columbus, Ohio and West Virginia deferred tax assets, with the exception of non-operating land. The Company continues to provide for a valuation allowance against net state deferred tax assets relating to operations in Pennsylvania. Management determined it was not more-likely-than-not that the Company will realize these net deferred tax assets.  The Company will continue to evaluate the realization of its deferred tax assets on a quarterly basis and make adjustments to its valuation allowance as appropriate.

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

Prior to the MTR Merger Date, HoldCo was taxed as a partnership under the Internal Revenue Code pursuant to which income taxes were primarily the responsibility of the partners. The Company is a C Corporation subject to the federal and state corporate‑level income taxes at prevailing corporate tax rates. While taxed as a partnership, HoldCo was not subject to federal income tax liability. Because holders of membership interests in HoldCo were required to include their respective shares of HoldCo’s taxable income (including that of Resorts) in their individual income tax returns, distributions were made to their respective member(s) to cover such tax liabilities. Such distributions were subject to limitation in accordance with the provisions of their respective operating agreements. Eldorado Shreveport #2, LLC has elected as a single member limited liability company to be taxed as a C Corporation. Current and deferred income taxes associated with Eldorado Shreveport #2, LLC were not material.

Under the applicable accounting standards, we may recognize the tax benefit from an uncertain tax position only if it is more‑likely‑than‑not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standards also provide guidance on de‑recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions. We have recorded no liability associated with uncertain tax positions at December 31, 2016 and 2015.

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

Property, equipment and other long‑lived assets are assessed for impairment in accordance with ASC 360—Property, Plant, and Equipment. The Company evaluates its long‑lived assets periodically for impairment issues or, more frequently, whenever events or circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined by comparing the net carrying value to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets. The amount of impairment loss, if any, is measured by the difference between the net carrying value and the estimated fair value of the asset which is typically measured using a discounted cash flow model (Level 3 of the fair value hierarchy). For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. Based on the results of our periodic reviews we have not recorded any impairment losses during the years ended December 31, 2016, 2015 and 2014.

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

Our indefinite‑lived intangible assets consist of racing and gaming licenses and trade names and are evaluated for impairment annually by comparing the fair value of the asset to its carrying value. Any excess of carrying value over the fair value is recognized as an impairment within the consolidated statement of operations in the period of review.

The gaming and racing licenses were valued in aggregate for each respective property, as these licenses are considered to be the most significant asset of the properties and the gaming licenses could not be obtained without holding the racing licenses. Therefore, a market participant would consider the licenses in aggregate. The fair value of the licenses is calculated using an excess earnings methodology, which is an income approach methodology that allocates the projected cash flows of the property to the gaming license intangible assets less charges for the use of the other identifiable assets of the property, including working capital, fixed assets, and other intangible assets. We believe this methodology is appropriate as the gaming licenses are the primary asset to the properties, the licenses are linked to each respective facility and it’s the lowest level at which discrete cash flows can be directly attributable to the assets. Under the gaming legislation applicable to our properties, licenses are property specific and can only be acquired if a buyer acquires the existing facility. Because existing licenses may not be acquired and transferred for use at a different facility, the estimated future cash flows of each of our properties was the primary assumption in the valuation of such property.

The Company values trade names using the relief‑from‑royalty method with royalty rates range from 0.5% ‑ 1.0%.  Trade names recorded as part of the MTR Merger are amortized on a straight‑line basis over a 3.5 year useful life and the trade names recorded as part of the Reno Acquisition are not amortized (deemed indefinite-lived).

The loyalty programs were valued using a combination of a replacement cost and lost profits analysis and the loyalty programs are amortized on a straight‑line basis over a one year useful life.

Assessing goodwill and indefinite‑lived intangible assets for impairment is a process that requires significant judgment and involves detailed quantitative and qualitative business‑specific analysis and many individual assumptions which fluctuate between assessments. Our properties’ estimated future cash flows are a primary assumption in the respective impairment analyses. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge, which could be material. Cash flow estimates include assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits, growth percentages which are developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. These estimates could also be negatively impacted by changes in federal, state, or local regulations, economic downturns or developments and other market conditions affecting travel and access to the properties. The most significant of the assumptions used in our valuations include: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditure assumptions. These assumptions were developed for each property based on historical trends, the current competitive markets in which they operate, and projections of future performance and competition.

We believe we have used reasonable estimates and assumptions to calculate the fair value of our goodwill reporting units and other indefinite‑lived intangible assets; however, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair value of our licensing intangibles below the carrying value reflected on the consolidated balance sheet, we may be required to conduct an interim test or possibly recognize impairment charges, which may be material, in future periods.

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

Recently Issued Accounting Pronouncements

In May 2014 (amended January 2017), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and eliminates existing industry guidance, including revenue recognition guidance specific to the gaming industry. The FASB has also recently issued several amendments to the standard, including narrow-scope improvements and practical expedients (ASU 2016-12) and clarification on accounting for and identifying performance obligations (ASU 2016-10). The core principle of the revenue model indicates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. While early adoption is permitted for interim and annual periods beginning after December 15, 2016, we anticipate adopting this standard on January 1, 2018. We are currently in the process of evaluating the full impact adoption of ASU 2014‑09 (as amended) will have on our consolidated financial statements; however, we anticipate this new standard will likely have a material impact on our consolidated financial statements.

We expect the most significant effect upon adoption of ASU 2014-09 (as amended) will likely be related to 1) the accounting for our customer loyalty program (no longer be recorded at cost, and a deferred revenue model will likely be used to account for the classification and timing of revenue recognized as well as the classification of related expenses for loyalty point redemptions) and 2) the elimination of promotional allowances (the presentation of goods and services provided to our customers without charge, included in gross revenue with a corresponding reduction in promotional allowances, will no longer be reported as revenue and will be recognized based on relative standalone selling prices for transactions with more than one performance obligation). As a result, we expect that gaming revenues will be reduced with a corresponding increase, in total, to food and beverage, hotel, and other revenues. Given our evaluation process is ongoing, the quantitative effects of these changes have not yet been fully determined and are still being analyzed. Additionally, as we continue through our process, further impacts to our financial statements may be identified and we will provide updates in our upcoming quarterly filings.

In January 2017, the FASB issued Accounting Standards Update ASU No. 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment.” This amended guidance is intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The elimination of Step 2 from the goodwill impairment test should reduce the cost and complexity of evaluating goodwill for impairment. Amendments should be applied on a prospective basis disclosing the nature of and reason for the change in accounting principle upon transition. Disclosure should be provided in the first annual period and in the interim period in which the entity initially adopts the amendments. Updated amendments are effective for the interim and annual periods beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact and timing of adopting this guidance, but anticipate early adoption in 2017.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations – Clarifying the Definition of a Business.” This amendment is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. Amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business and to provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments are effective for interim and annual periods beginning after December 15, 2017. Early adoption is allowed as follows: (1) transactions for which acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The adoption will result in future acquisitions which do not involve substantive processes being accounted for as asset acquisitions.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash.” This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and cash equivalents. The amendments in this update are effective for the interim and annual periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We currently anticipate adopting this accounting standard during the first quarter of 2018 and we are still evaluating the impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This new guidance is intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Accounting for Credit Losses,” which amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. The effective date for this update is for the annual and interim periods beginning after December 15, 2019 and early adoption is permitted beginning after December 15, 2018. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation.” This ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. These areas include income tax consequences, classification of awards as either equity or a liability, and classification on the statement of cash flow. The effective date is for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this ASU prospectively in the first quarter of 2016. Under the new guidance, we recognized a reduction in income tax expense of $0.8 million for the year ended December 31, 2016. There were no excess tax benefits for the year ended December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02 which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.

Currently, we do not have any material capital leases nor any material operating leases where we are the lessor. Our operating leases, primarily relating to certain ground leases and slot machines or video lottery terminals (VLTs), will be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption of ASU 2016-02 are still being analyzed, and we are in the process of evaluating the full effect the new guidance will have on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. We adopted this guidance during the first quarter of 2016 and it did not have a material impact on our consolidated financial statements for the year ended December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact on our consolidated financial statements and disclosures.

In January 2015, the FASB issued ASU No. 2015‑01, “Income Statement—Extraordinary and Unusual Items” (Subtopic 225‑20) which eliminates the concept of accounting of Extraordinary Items, previously defined as items that are both unusual and infrequent, which were reported as a separate item on the income statement, net of tax, after income from continuing operations. The elimination of this concept is intended to simplify accounting for unusual items and more closely align with international accounting practices. This amendment was effective for annual periods ending after December 15, 2015 and for subsequent interim and annual periods thereafter. As of December 31, 2016, we adopted this guidance which had no impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014‑15, “Presentation of Financial Statements—Going Concern” (Subtopic 205‑40) which amends the current guidance in ASC Topic 205 by adding Subtopic 40. Subtopic 40 requires management to evaluate whether there are conditions or events that in aggregate would raise substantial doubt about an entity’s ability to continue as a going concern for one year from the date the financial statements are issued or available to be issued. If substantial doubt existed, management would be required to make certain disclosures related to nature of the substantial doubt and under certain circumstances, how that substantial doubt would be mitigated. This amendment is effective for annual periods ending after December 15, 2016 and for subsequent interim and annual periods thereafter. As of December 31, 2016, we adopted this guidance and based on our evaluation no conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern were known.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation with respect to performance share awards. This accounting standards update requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. The effective date for this update was for the annual and interim periods beginning after December 15, 2015, and we applied this guidance in the accompanying consolidated financial statements effective January 1, 2016. Adoption of this accounting standard did not have a material impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long‑term debt arrangements. At December 31, 2016, interest on borrowings under our Credit Facility was subject to fluctuation based on changes in short-term interest rates.

The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the year ended December 31, 2016.

The following table provides information as of December 31, 2016 about our debt obligations, including debt that is sensitive to changes in interest rates, and presents principal payments and related weighted-average interest rates by expected maturity dates. Implied forward rates should not be considered a predictor of actual future interest rates.

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	(in thousands)
	2017	2018	2019	2020	2021	Thereafter	Total
Fixed Rate Debt
Senior Notes	$—	$—	$—	$—	$—	$375,000	$375,000
Fixed Interest Rate	—	—	—	—	—	7.00%	7.00%

Variable Rate Debt
Term Loan	$4,250	$4,250	$4,250	$4,250	$4,250	$397,375	$418,625
Average Interest Rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Revolving Credit Facility	$—	$—	$—	$29,000	$—	$—	$29,000
Average Interest Rate(1)	—	—	—	4.88%		—	4.88%

(1)

Based upon the weighted average interest rate of borrowings outstanding on our Revolving Credit Facility as of December 31, 2016. Borrowings under the Revolving Credit Facility bear interest at a rate per annum of, at the Company’s option, either LIBOR or base rate plus a an applicable spread.

As of December 31, 2016, borrowings outstanding under our Revolving Credit Facility were long-term variable-rate borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the Term Loan, over the 1% floor specified in our credit agreement), our annual interest cost would change by $4.2 million based on gross amounts outstanding at December 31, 2016.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements and notes to consolidated financial statements, including the report of Ernst & Young LLP thereon, are included at pages 66 through 108 of this Annual Report on Form 10‑K.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2016.  Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2016, at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) for Eldorado Resorts, Inc. and subsidiaries. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with US GAAP.

Our Chief Executive Officer and Chief Financial Officer evaluated and assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10‑K Annual Report based upon the framework set forth in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission.  Based on their evaluation and assessment, they concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which report follows below.

Changes in Internal Controls

During the quarter ended December 31, 2016, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Eldorado Resorts, Inc.

We have audited Eldorado Resorts, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework, the “COSO criteria”). Eldorado Resorts, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Eldorado Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eldorado Resorts, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Roseville, CA

March 13, 2017

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than April 30, 2017, pursuant to Regulation 14A under the Securities Act.

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

Item 11.  Executive Compensation.

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2017, pursuant to Regulation 14A under the Securities Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2017, pursuant to Regulation 14A under the Securities Act.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2017, pursuant to Regulation 14A under the Securities Act.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2017, pursuant to Regulation 14A under the Securities Act.

PART IV

Item 15.  Financial Statement Schedules.

(a)(i) Financial Statements
Included in Part II of this Annual Report on Form 10‑K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
(a)(ii) Financial Statement Schedule
Years Ended December 31, 2016, 2015 and 2014
Valuation and Qualifying Accounts
(a)(iii) Exhibits

EXHIBIT NO.	ITEM TITLE

2.1

Agreement and Plan of Merger by and among Isle of Capri Casinos, Inc., Eldorado Resorts, Inc., Eagle I Acquisition Corp. and Eagle II Acquisition Company LLC, dated as of September 19, 2016 (incorporated by reference to our Current Report on Form 8‑K filed on September 22, 2016).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8‑K filed on September 19, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8‑K filed on September 19, 2014).

4.1	Specimen Stock Certificate of the Company (incorporated by reference to our Form S‑4/A filed on April 21, 2014).

10.1	Commitment Letter, dated September 19, 2016, from JPMorgan Chase Bank, N.A. (incorporated by reference to our Current Report on Form 8‑K filed on September 22, 2016).

10.2

Voting Agreement, dated as of September 19, 2016, by and among Isle of Capri Casinos, Inc., Eldorado Resorts, Inc. and Recreational Enterprises, Inc. (incorporated by reference to our Current Report on Form 8‑K filed on September 22, 2016).

10.3

Indenture dated as of June 23, 2015, by and among Eldorado Resorts, Inc. the guarantors party thereto and U.S. Bank National Association, as Trustee, and Capital One, N.A., as Collateral Trustee, and Form of Note (incorporated by reference to our Current Report on Form 8‑K filed on July 23, 2015).

10.4

Agreement dated November 1, 2008 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 (incorporated by reference to the Annual Report of MTR Gaming Group, Inc. on Form 10‑K filed on March 16, 2009).

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

10.17*

Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Eldorado Resorts, Inc. on April 3, 2015 (File No. 333-203227)).

10.18*

Form of Director Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed by Eldorado Resorts, Inc. on July 14, 2015 (File No. 333-205654)).

10.19*

Form of Director Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed by Eldorado Resorts, Inc. on July 14, 2015 (File No. 333-205654)).

10.20*

Form of Performance Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed by Eldorado Resorts, Inc. on July 14, 2015 (File No. 333-205654)).

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

10.20

Addendum, dated as of March 20, 1973, to lease between C. S & Y Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

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

14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to our Current Report on Form 8‑K filed on September 9, 2014).

21.1	Subsidiaries of the Registrant (filed herewith).

EXHIBIT NO.	ITEM TITLE

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Gary L. Carano pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).

31.2	Certification of Thomas R. Reeg pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).

32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350 (filed herewith).

99.1	Description of Governmental Regulations and Licensing (filed herewith).

99.2

Audited consolidated financial statements of Circus and Eldorado Joint Venture, LLC, as of and for the years ended December 31, 2014 and 2013 (incorporated by reference to our Annual Report on Form 10‑K filed on March 15, 2016).

99.3

Unaudited consolidated financial statements of Circus and Eldorado Joint Venture, LLC, as of November 23, 2015 and for the period January 1, 2015 through November 23, 2015 (incorporated by reference to our Annual Report on Form 10‑K filed on March 15, 2016).

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
Dated: March 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Carano Gary L. Carano	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 13, 2017

/s/ Thomas R. Reeg Thomas R. Reeg	President and Chief Financial Officer (Principal Financial Officer) and Director	March 13, 2017

/s/ Stephanie D. Lepori Stephanie D. Lepori	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2017

/s/ Frank J. Fahrenkopf Jr. Frank J. Fahrenkopf Jr.	Director	March 13, 2017

/s/ James B. Hawkins James B. Hawkins	Director	March 13, 2017

/s/ Michael E. Pegram Michael E. Pegram	Director	March 13, 2017

/s/ David P. Tomick David P. Tomick	Director	March 13, 2017

/s/ Roger P. Wagner Roger P. Wagner	Director	March 13, 2017

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

ELDORADO RESORTS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Eldorado Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Eldorado Resorts, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(ii).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eldorado Resorts, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eldorado Resorts, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Roseville, California

March 13, 2017

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,029	$78,278
Restricted cash	2,414	5,271
Accounts receivable, net	14,694	9,981
Inventories	11,055	11,742
Prepaid income taxes	69	112
Prepaid expenses and other	12,492	10,795
Total current assets	101,753	116,179
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES	1,286	1,286
PROPERTY AND EQUIPMENT, NET	612,342	625,416
GAMING LICENSES AND OTHER INTANGIBLES, NET	487,498	492,033
GOODWILL	66,826	66,826
NON-OPERATING REAL PROPERTY	14,219	16,314
OTHER ASSETS, NET	10,120	6,954
Total assets	$1,294,044	$1,325,008
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,545	$4,524
Accounts payable	21,576	17,005
Due to affiliates	259	129
Accrued property, gaming and other taxes	18,790	19,424
Accrued payroll and related	14,588	17,852
Accrued interest	14,634	14,978
Accrued other liabilities	27,648	31,798
Total current liabilities	102,040	105,710
LONG-TERM DEBT, LESS CURRENT PORTION	795,881	861,713
DEFERRED INCOME TAXES	90,385	78,797
OTHER LONG-TERM LIABILITIES	7,287	8,121
Total liabilities	995,593	1,054,341
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY:
Common stock, 100,000,000 shares authorized, 47,105,744 and 46,817,829 issued and outstanding, par value $0.00001 as of December 31, 2016 and 2015, respectively	—	—
Paid-in capital	173,879	170,897
Retained earnings	124,560	99,758
Accumulated other comprehensive income	12	12
Total stockholders’ equity	298,451	270,667
Total liabilities and stockholders’ equity	$1,294,044	$1,325,008

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Year Ended
	December 31,
	2016	2015	2014
REVENUES:
Casino	$693,013	$614,227	$298,848
Pari-mutuel commissions	8,600	9,031	1,986
Food and beverage	142,032	97,740	68,233
Hotel	94,312	37,466	28,007
Other	45,239	26,077	13,198
	983,196	784,541	410,272
Less-promotional allowances	(90,300)	(64,757)	(48,449)
Net operating revenues	892,896	719,784	361,823
EXPENSES:
Casino	390,325	357,572	167,792
Pari-mutuel commissions	9,787	9,973	2,411
Food and beverage	81,878	52,606	37,411
Hotel	30,746	11,307	8,536
Other	26,921	15,325	9,348
Marketing and promotions	40,600	31,227	21,982
General and administrative	130,172	96,870	58,738
Corporate	19,880	16,469	4,617
Depreciation and amortization	63,449	56,921	28,643
Total operating expenses	793,758	648,270	339,478
LOSS ON SALE OR DISPOSAL OF PROPERTY	(836)	(6)	(84)
ACQUISITION CHARGES	(9,184)	(2,452)	(7,411)
EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATES	—	3,460	2,705
OPERATING INCOME	89,118	72,516	17,555
OTHER INCOME (EXPENSE):
Interest expense, net	(50,917)	(61,558)	(30,734)
Gain on valuation of unconsolidated affiliate	—	35,582	—
Gain on termination of supplemental executive retirement plan	—	—	715
Loss on early retirement of debt, net	(155)	(1,937)	(90)
Total other expense	(51,072)	(27,913)	(30,109)
NET INCOME (LOSS) BEFORE INCOME TAXES	38,046	44,603	(12,554)
(PROVISION) BENEFIT FOR INCOME TAXES	(13,244)	69,580	(1,768)
NET INCOME (LOSS)	24,802	114,183	(14,322)
NON-CONTROLLING INTEREST	—	—	(103)
NET INCOME (LOSS) ATTRIBUTABLE TO ERI, INC.	$24,802	$114,183	$(14,425)
Net Income (Loss) per share of Common Stock:
Basic	$0.53	$2.45	$(0.48)
Diluted	$0.52	$2.43	$(0.48)
Weighted Average Basic Shares Outstanding	47,033,311	46,550,042	29,901,405
Weighted Average Diluted Shares Outstanding	47,701,562	47,008,980	29,901,405

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Year Ended December 31,
	2016	2015	2014
NET INCOME (LOSS)	$24,802	$114,183	$(14,322)
Other Comprehensive Income (Loss), net of tax:
Defined benefit pension plan—amortization of net (loss) gain	—	(75)	87
Minimum pension liability adjustment of unconsolidated affiliate	—	—	(1,772)
Total Comprehensive Income (Loss)	24,802	114,108	(16,007)
Less: Comprehensive income attributable to non-controlling interest	—	—	(103)
Comprehensive Income (Loss), net of tax	$24,802	$114,108	$(16,110)

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)	Non-controlling Interest	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2013	23,311,492	$—	$73,803	$—	$—	$1,772	$75,575
Noncash distribution of investment in Tamarack Crossing, LLC	—	—	(5,479)	—	—	—	(5,479)
Cash distributions	—	—	(575)	—	—	—	(575)
MTR Gaming shares converted upon reverse merger	23,100,140	—	98,011	—	—	—	98,011
Escrow shares returned to authorized and unissued	(25,290)	—	—	—	—	—	—
Net loss	—	—	—	(14,425)	103	—	(14,322)
Pension other comprehensive gain, net of tax of $50	—	—	—	—	—	87	87
Other comprehensive income-
Minimum pension liability adjustment of unconsolidated affiliate	—	—	—	—	—	(1,772)	(1,772)
Exercise of stock options	76,633	—	245	—	—	—	245
Shares withheld related to net share settlement of stock awards	(36,261)	—	(148)	—	—	—	(148)
Balance, December 31, 2014	46,426,714	—	165,857	(14,425)	103	87	151,622
Issuance of restricted stock units	17,980	—	1,488	—	—	—	1,488
Acquisition of non-controlling interest	373,135	—	3,552	—	(103)	—	3,449
Net income	—	—	—	114,183	—	—	114,183
Other comprehensive income-
Pension gain, net of tax	—	—	—	—	—	(75)	(75)
Balance, December 31, 2015	46,817,829	—	170,897	99,758	—	12	270,667
Issuance of restricted stock units	217,997	—	3,341	—	—	—	3,341
Net income	—	—	—	24,802	—	—	24,802
Other comprehensive income	—	—	—	—	—	—	—
Exercise of stock options	132,900	—	385	—	—	—	385
Shares withheld related to net share settlement of stock awards	(62,982)	—	(744)	—	—	—	(744)
Balance, December 31, 2016	47,105,744	$—	$173,879	$124,560	$—	$12	$298,451

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,802	$114,183	$(14,322)
Adjustments to reconcile net income (net loss) to net cash provided by operating activities:
Depreciation and amortization	63,449	56,921	28,643
Amortization of debt issuance costs and (premium) discount	3,520	(4,372)	(2,261)
Equity in income of unconsolidated affiliates	—	(3,460)	(2,705)
Gain on termination of supplemental executive retirement plan assets of unconsolidated affiliate	—	—	(715)
Loss on early retirement of debt, net	155	1,937	90
Gain on valuation of unconsolidated affiliate	—	(35,582)	—
Distributions from unconsolidated affiliate	—	—	509
Change in fair value of acquisition related contingencies	57	90	16
Stock-based compensation expense	3,341	1,488	—
Loss on sale or disposal of property	836	6	84
Provision (benefit) for bad debt	161	(18)	1,070
Provision (benefit) for deferred income taxes	11,344	(70,773)	1,583
Change in operating assets and liabilities:
Restricted cash	2,857	711	(2,273)
Accounts receivable	(4,874)	2,955	358
Inventories	687	(71)	(12)
Prepaid expenses and other	(1,654)	2,094	2,503
Accounts payable	3,183	178	1,811
Interest payable	(344)	(14,112)	18,063
Income taxes payable	—	(137)	137
Accrued and other liabilities and due to affiliates	(9,950)	4,677	(973)
Net cash provided by operating activities	97,570	56,715	31,606
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of payables	(47,380)	(36,762)	(10,564)
Investment in and loans to unconsolidated affiliate	—	(1,010)	—
Net cash (used) acquired in business combinations	(194)	(125,016)	48,110
Proceeds from sale of property and equipment	1,560	153	3
Decrease in restricted cash due to credit support deposit	—	2,500	2,500
Reimbursement of capital expenditures from West Virginia regulatory authorities	4,207	1,266	799
Decrease (increase) in other assets, net	659	115	(435)
Net cash (used in) provided by investing activities	(41,148)	(158,754)	40,413
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Senior Notes	—	375,000	—
(Payments) proceeds from issuance of Term Loan	(4,250)	425,000	—
Borrowings under Revolving Credit Facility	73,000	131,000	—
Payments under Revolving Credit Facility	(137,500)	(37,500)	—
Principal payments under Senior Notes	—	(2,125)	—
Retirement of long-term debt	—	(728,664)	(13,525)
Principal payments on capital leases	(274)	(88)	(225)
Debt issuance costs	(4,288)	(25,820)	—
Call premium on early retirement of debt	—	(44,090)	—
Taxes paid related to net share settlement of equity awards	(744)	—	(148)
Cash distributions	—	—	(575)
Proceeds from exercise of stock options	385	—	245
Net cash (used in) provided by financing activities	(73,671)	92,713	(14,228)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,249)	(9,326)	57,791
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	78,278	87,604	29,813
CASH AND CASH EQUIVALENTS, END OF YEAR	$61,029	$78,278	$87,604
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$47,696	$78,378	$14,848
Local income taxes paid	1,662	1,198	360
Noncash distribution of Tamarack investment	—	—	5,479
Payables for capital expenditures	4,222	500	3,890
Equipment acquired under capital leases	—	870	—

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note 1. Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Eldorado Resorts, Inc. (“ERI” or the “Company”), a Nevada corporation formed in September 2013, and its consolidated subsidiaries. As explained in greater detail in Note 3, ERI was formed in September 2013 to be the parent company following the merger of wholly-owned subsidiaries of the Company into Eldorado HoldCo LLC (“HoldCo”), a Nevada limited liability company formed in 2009 that is the parent company of Eldorado Resorts LLC (“Resorts”), and MTR Gaming Group, Inc. (“MTR Gaming”), a Delaware corporation incorporated in 1988 (the “MTR Merger”). Effective upon the consummation of the MTR Merger on September 19, 2014 (the “MTR Merger Date”), MTR Gaming and HoldCo each became a wholly-owned subsidiary of ERI and, as a result of such transactions, Resorts became an indirect wholly-owned subsidiary of ERI. The MTR Merger has been accounted for as a reverse acquisition of MTR Gaming by HoldCo under accounting principles generally accepted in the United States (“US GAAP”). As a result, HoldCo is considered the acquirer of MTR Gaming for accounting purposes. The accompanying consolidated financial statements for periods prior to the MTR Merger Date are those of HoldCo and its subsidiaries, and for periods subsequent to the MTR Merger Date also include MTR Gaming and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

On November 24, 2015 (the “Reno Acquisition Date”), Resorts consummated the acquisition of all of the assets and properties of Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. (collectively, the “Circus Reno/Silver Legacy Purchase” or the “Reno Acquisition”) pursuant to a Purchase and Sale Agreement, dated as of July 7, 2015 (the “Purchase Agreement”), entered into with Circus Circus Casinos, Inc. and Galleon, Inc., each an affiliate of MGM Resorts International, with respect to the acquisition. On the Reno Acquisition Date, Eldorado Resorts LLC also exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain affiliates and stockholders of the Company. As a result of these transactions, ELLC and CC-Reno, LLC, a newly formed Nevada limited liability company, became wholly-owned subsidiaries of ERI, and Silver Legacy became an indirect wholly‑owned subsidiary of ERI. The accompanying consolidated financial statements for periods prior to the Reno Acquisition Date do not include the results of operations for Circus Reno and account for Silver Legacy as an investment in unconsolidated affiliate.

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

Prior to the Reno Acquisition Date, Resorts owned a 48.1% interest in the joint venture (the “Silver Legacy Joint Venture”) which owns the Silver Legacy Resort Casino (the “Silver Legacy”), a major themed hotel and casino situated between and seamlessly connected at the mezzanine level to the Eldorado Reno and Circus Reno hotel and casino. Resorts acquired the remaining interest in Silver Legacy in 2015 as well as acquiring Circus Reno, previously owned and operated by Galleon, Inc., an indirect, wholly-owned subsidiary of MGM Resorts International.

Resorts previously owned a 21.3% interest in Tamarack Crossing, LLC (“Tamarack”), a Nevada limited liability company that owned and operated Tamarack Junction, a casino in south Reno which commenced operations on September 4, 2001. On September 1, 2014, and as a condition to closing the MTR Merger, Resorts distributed to HoldCo, and HoldCo subsequently distributed to its members, including members of the Carano family, on a pro rata basis Resorts’ interest in Tamarack. No gain or loss was recognized in the accompanying consolidated financial statements as a result of such distribution because the distribution was in the amount of the book value of Tamarack and totaled $5.5 million.

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

Agreement to Acquire Isle of Capri Casinos, Inc.

On September 19, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Isle of Capri Casinos, Inc., a Delaware corporation (“Isle” or “Isle of Capri”), Eagle I Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub A”), and Eagle II Acquisition Company LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Merger Sub B”). The Merger Agreement provides for, among other things, (1) the merger of Merger Sub A with and into Isle, with Isle as the surviving entity (the “First Step Merger”), and (2) a subsequent merger whereby Isle will merge with and into Merger Sub B, with Merger Sub B as the surviving entity (the “Second Step Merger” and together with the First Step Merger, the “Mergers”). Isle’s stockholders may elect to exchange each share of Isle common stock held by such stockholder, at the effective time of the First Step Merger, for either $23.00 in cash or 1.638 shares of Company common stock. Elections are subject to proration and reallocation such that the outstanding shares of Isle common stock will be exchanged for aggregate consideration comprised of 58% cash and 42% Company common stock. The consummation of the merger is subject to receipt of approval of applicable gaming authorities and other customary closing conditions, and is expected to be consummated in the second quarter of 2017. The waiting period under the Hart-Scott-Rodino Act terminated on October 21, 2016. The Company and Isle of Capri received approval of each of their respective stockholders on January 25, 2017 at separate special meetings of stockholders. The obligation of the Company to consummate the Mergers is subject to the absence of a material adverse effect on Isle and the obligation of Isle to consummate the Mergers is subject to the absence of a material adverse effect on the Company. The obligation of the Company to consummate the Mergers is not subject to a financing condition.

Additionally, the Merger Agreement contains certain termination rights for both the Company and Isle including, among others, a mutual termination right if the Mergers have not been consummated on or prior to June 19, 2017 (which may be extended for an additional 90 days by either the Company or Isle if all of the conditions precedent other than the receipt of required gaming approvals have been satisfied). Upon the termination of the Merger Agreement under certain circumstances, the Company or Isle may be required to pay a termination fee of $60.0 million or $30.0 million, respectively. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement.

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
Acquisition charges totaling $8.5 million, attributed to the Isle Acquisition, are reported on the accompanying statement of operations related to legal, accounting, financial advisory services and other costs during the year ended December 31, 2016.

In connection with entering into the Merger Agreement, on September 19, 2016, the Company entered into a debt financing commitment letter with JPMorgan Chase Bank, N.A. as modified by the five separate written joinders to the Commitment Letter entered into by ERI and JPMorgan Chase Bank, N.A. with each of Macquarie Capital Funding LLC, KeyBank, National Association, Capital One, National Association, SunTrust Bank and U.S. Bank National Association and certain affiliates of such parties (the “Commitment Letter”). The Commitment Letter provides for: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion comprised of (i) a term loan facility of up to $1.45 billion and (ii) a revolving credit facility of $300.0 million and (b) an amount equal to at least $375.0 million in gross proceeds from the issuance and sale by the Company of senior unsecured notes or, if the notes are not issued and sold on or prior to the date of the consummation of the Mergers, an amount equal to at least $375.0 million in senior unsecured bridge loans under a senior unsecured credit facility. The proceeds of such borrowings may be used (w) to pay consideration in the Mergers, (x) refinance all of Isle’s existing credit facilities and senior and senior subordinated notes, (y) refinance the Company’s existing credit facility and (z) pay transaction fees and expenses related to the foregoing. The availability of the borrowings is subject to the satisfaction of certain customary conditions.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company as described in Note 1. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into the Company’s consolidated financial statements include estimated useful lives for depreciable and amortizable assets, estimated allowance for doubtful accounts receivable, estimated cash flows in assessing goodwill and indefinite-lived intangible assets for impairment and the recoverability of long‑lived assets, self‑insurance reserves, players’ club liabilities, contingencies and litigation, claims and assessments, and fair value measurements related to the Company’s long‑term debt. Actual results could differ from these estimates.

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

The Company also has certificates of deposit which are used for security with the Nevada Department of Insurance for its self‑insured workers compensation and the West Virginia Division of Environmental Protection. The Nevada certificate of deposit matured on January 28, 2017 at which time it was renewed and increased to $628,000 and the maturity date was extended to January 28, 2018. The West Virginia certificates of deposits in the amounts of $157,000 and $97,000 both mature on November 27, 2017.

Accounts Receivable and Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and assessments of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non‑interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2016 and 2015, no significant concentrations of credit risk related to receivables existed.

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

Buildings and improvements	10 to 40 years
Land improvements	10 to 20 years
Furniture, fixtures and equipment	3 to 20 years
Riverboat	25 years

Investment in Unconsolidated Affiliates. The Company’s investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. The Company does have variable interests in variable interest entities; however, we are not the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rate. There were no impairments of the Company’s equity method investments during 2016, 2015 or 2014.

Goodwill and Other Intangible Assets and Non‑Operating Real Properties.  Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2016, 2015 or 2014.

We have designated certain assets, consisting principally of land and undeveloped properties, as non‑operating real property and have declared our intent to sell those assets. However, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months. As such, these properties are not classified as held‑for‑sale as of December 31, 2016.

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

The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Food and beverage	$56,335	$44,998	$33,182
Hotel	27,070	15,711	12,582
Other	6,895	4,048	2,685
	$90,300	$64,757	$48,449

The costs of providing such complimentary services are recorded in casino expenses in the accompanying consolidated statements of operations and are estimated as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Food and beverage	$39,288	$31,220	$25,190
Hotel	10,077	6,638	5,030
Other	4,672	2,330	1,860
	$54,037	$40,188	$32,080

Advertising.  Advertising costs are expensed in the period the advertising initially takes place and are included in marketing and promotions expenses. Advertising costs included in marketing and promotion expenses were $40.6 million, $31.2 million and $22.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Fair Value Measurements.  Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there is a three‑tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 inputs: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•	Level 2 inputs: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3 inputs: Unobservable inputs for the asset or liability.

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

Segment Reporting.  The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. We view each of our casino resorts as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. The Company’s principal operating activities occur in three geographic regions: Nevada, Louisiana and parts of the eastern United States. The Company has aggregated its operations into three reportable segments based on the similar characteristics of the operating segments within the regions in which they operate. We, therefore, consider Eldorado Reno, Silver Legacy and Circus Reno as Nevada, Eldorado Shreveport as Louisiana, and Scioto Downs, Presque Isle Downs and Mountaineer as Eastern.

Capitalized Interest.  The interest cost associated with major development and construction projects is capitalized and included in the cost of the project.  If no incremental debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings.  Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. For the year ended December 31, 2015, the Company had $0.2 million of capitalized interest costs. The Company did not record capitalized interest costs in 2016 and 2014.

Reclassifications

Certain reclassifications of prior year presentations have been made to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In May 2014 (amended January 2017), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and eliminates existing industry guidance, including revenue recognition guidance specific to the gaming industry. The FASB has also recently issued several amendments to the standard, including narrow-scope improvements and practical expedients (ASU 2016-12) and clarification on accounting for and identifying performance obligations (ASU 2016-10). The core principle of the revenue model indicates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. While early adoption is permitted for interim and annual periods beginning after December 15, 2016, we anticipate adopting this standard on January 1, 2018. We are currently in the process of evaluating the full impact adoption of ASU 2014‑09 (as amended) will have on our consolidated financial statements; however, we anticipate this new standard will likely have a material impact on our consolidated financial statements.

We expect the most significant effect upon adoption of ASU 2014-09 (as amended) will likely be related to 1) the accounting for our customer loyalty program (no longer be recorded at cost, and a deferred revenue model will likely be used to account for the classification and timing of revenue recognized as well as the classification of related expenses for loyalty point redemptions) and 2) the elimination of promotional allowances (the presentation of goods and services provided to our customers without charge, included in gross revenue with a corresponding reduction in promotional allowances, will no longer be reported as revenue and will be recognized based on relative standalone selling prices for transactions with more than one performance obligation). As a result, we expect that gaming revenues will be reduced with a corresponding increase, in total, to food and beverage, hotel, and other revenues. Given our evaluation process is ongoing, the quantitative effects of these changes have not yet been fully determined and are still being analyzed. Additionally, as we continue through our process, further impacts to our financial statements may be identified and we will provide updates in our upcoming quarterly filings.

In January 2017, the FASB issued Accounting Standards Update ASU No. 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment.” This amended guidance is intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The elimination of Step 2 from the goodwill impairment test should reduce the cost and complexity of evaluating goodwill for impairment. Amendments should be applied on a prospective basis disclosing the nature of and reason for the change in accounting principle upon transition. Disclosure should be provided in the first annual period and in the interim period in which the entity initially adopts the amendments. Updated amendments are effective for the interim and annual periods beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact and timing of adopting this guidance, but anticipate early adoption in 2017.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations – Clarifying the Definition of a Business.” This amendment is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. Amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business and to provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments are effective for interim and annual periods beginning after December 15, 2017. Early adoption is allowed as follows: (1) transactions for which acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The adoption will result in future acquisitions which do not involve substantive processes being accounted for as asset acquisitions.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash.” This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and cash equivalents. The amendments in this update are effective for the interim and annual periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We currently anticipate adopting this accounting standard during the first quarter of 2018 and we are still evaluating the impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This new guidance is intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Accounting for Credit Losses,” which amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. The effective date for this update is for the annual and interim periods beginning after December 15, 2019 and early adoption is permitted beginning after December 15, 2018. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation.” This ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. These areas include income tax consequences, classification of awards as either equity or a liability, and classification on the statement of cash flow. The effective date is for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this ASU prospectively in the first quarter of 2016. Under the new guidance, we recognized a reduction in income tax expense of $0.8 million for the year ended December 31, 2016. There were no excess tax benefits for the year ended December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02 which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.

Currently, we do not have any material capital leases nor any material operating leases where we are the lessor. Our operating leases, primarily relating to certain ground leases and slot machines or video lottery terminals (VLTs), will be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption of ASU 2016-02 are still being analyzed, and we are in the process of evaluating the full effect the new guidance will have on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. We adopted this guidance during the first quarter of 2016 and it did not have a material impact on our consolidated financial statements for the year ended December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact on our consolidated financial statements and disclosures.

In January 2015, the FASB issued ASU No. 2015‑01, “Income Statement—Extraordinary and Unusual Items” (Subtopic 225‑20) which eliminates the concept of accounting of Extraordinary Items, previously defined as items that are both unusual and infrequent, which were reported as a separate item on the income statement, net of tax, after income from continuing operations. The elimination of this concept is intended to simplify accounting for unusual items and more closely align with international accounting practices. This amendment was effective for annual periods ending after December 15, 2015 and for subsequent interim and annual periods thereafter. As of December 31, 2016, we adopted this guidance which had no impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014‑15, “Presentation of Financial Statements—Going Concern” (Subtopic 205‑40) which amends the current guidance in ASC Topic 205 by adding Subtopic 40. Subtopic 40 requires management to evaluate whether there are conditions or events that in aggregate would raise substantial doubt about an entity’s ability to continue as a going concern for one year from the date the financial statements are issued or available to be issued. If substantial doubt existed, management would be required to make certain disclosures related to nature of the substantial doubt and under certain circumstances, how that substantial doubt would be mitigated. This amendment is effective for annual periods ending after December 15, 2016 and for subsequent interim and annual periods thereafter. As of December 31, 2016, we adopted this guidance and based on our evaluation no conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern were known.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation with respect to performance share awards. This accounting standards update requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. The effective date for this update was for the annual and interim periods beginning after December 15, 2015, and we applied this guidance in the accompanying consolidated financial statements effective January 1, 2016. Adoption of this accounting standard did not have a material impact on our consolidated financial statements.

Note 3. Reno Acquisition, MTR Merger and Final Purchase Accounting

Final Purchase Price Accounting – Silver Legacy and Circus Reno

On November 24, 2015, the Company acquired all of the assets and properties of Circus Reno and the 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. The total purchase consideration was $223.6 million as presented in the following table.

Purchase consideration calculation (dollars in thousands)	Silver Legacy	Circus Reno	Total
Cash consideration paid by ERI for MGM’s 50% equity interest and MGM’s member note	$56,500	$16,000	$72,500
Fair value of ERI’s pre-existing 50% equity interest	56,500	—	56,500
Settlement of Silver Legacy’s long-term debt (1)	87,854	—	87,854
Prepayment penalty (1)	1,831	—	1,831
Closing Silver Legacy and Circus Reno net working capital (2)	6,124	2,111	8,235
Reverse member note (3)	(6,107)	—	(6,107)
Deferred tax liability	2,769	—	2,769
Purchase consideration	$205,471	$18,111	$223,582

(1)

Represents $5.0 million of short-term debt, $75.5 million of long-term debt, the remaining 50% of the $11.5 million of member notes (net of discount), and accrued interest of $1.6 million. Additionally, the Company paid a $1.8 million prepayment penalty as a result of the early payoff of the Silver Legacy long-term debt.

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

The following table summarizes the allocation of the final purchase consideration to the identifiable assets acquired and liabilities assumed in the Circus Reno/Silver Legacy Purchase. The fair values were based on management’s analysis, including work performed by third‑party valuation specialists. The following table summarizes the final purchase price accounting of the acquired assets and assumed liabilities (dollars in thousands):

	Silver Legacy	Circus Reno	Total
Current and other assets, net	$21,625	$2,115	$23,740
Property and equipment	168,037	14,996	183,033
Intangible assets (1)	5,000	1,000	6,000
Other noncurrent assets	10,809	—	10,809
Net assets acquired	$205,471	$18,111	$223,582

(1)	Intangible assets consist of trade names which are non-amortizable and loyalty programs which were amortized over one year.

During the second quarter of 2016, the Company finalized its valuation procedures and adjusted the preliminary purchase price accounting, as disclosed in the March 31, 2016 Quarterly Report on Form 10-Q and December 31, 2015 Annual Report on Form 10-K, to their updated values. The finalized purchase price accounting resulted in a $1.3 million decrease in property and equipment. This change related to management refining certain assumptions used in the valuation of property and equipment to its fair value. Accordingly, the Company adjusted depreciation expense from the Reno Acquisition Date through June 30, 2016, based on the revised measurement of property and equipment. The depreciation expense adjustment was not material.

Valuation methodologies under both a market and income approach used for the identifiable net assets acquired in the Reno Acquisition make use of Level 1 and Level 3 inputs including quoted prices in active markets and discounted cash flows using current interest rates.

Trade receivables and payables, inventory as well as other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the fair value of those items at the Reno Acquisition Date, based on management’s judgments and estimates.

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

For the period from the Reno Acquisition Date through December 31, 2015, the Silver Legacy generated net revenue of $13.5 million and a net loss of $0.3 million. Circus Reno generated net revenues of $8.3 million and net income of $1.4 million during the same period.

MTR Gaming Merger

Consideration Transferred

The MTR Merger was accounted for as a reverse acquisition of MTR Gaming by HoldCo under which HoldCo was considered the acquirer for accounting purposes. HoldCo was considered the accounting acquirer on the MTR Merger Date. The total consideration paid was $103.0 million. The purchase consideration in a reverse acquisition is determined with reference to the value of equity that the accounting acquirer, HoldCo, would have had to issue to the owners of the accounting acquiree, MTR Gaming, to give them the same percentage interest in the combined entity. However, in a reverse acquisition between a public company as the legal acquirer and a private company as the accounting acquirer, the fair value of the legal acquirer’s publicly traded stock generally is a more reliable determination of the fair value of the purchase consideration than the fair value of the accounting acquirer’s untraded equity security, and, as such, is generally used in calculating the purchase consideration.

Final Purchase Price Accounting

The following table summarizes the fair values of the assets acquired and liabilities assumed at the MTR Merger Date.  The fair values were based on management’s analysis, including work performed by third-party valuation specialists. The valuation methodologies under both a market and income approach were used for the identifiable net assets acquired in the MTR Merger made use of Level 1 and Level 3 inputs including quoted prices in active markets and discounted cash flows using current interest rates. The following table summarizes the final purchase price accounting of the acquired assets and assumed liabilities as recorded at fair value on the MTR Merger Date (in thousands):

Current and other assets	$75,031
Property and equipment	289,211
Goodwill	66,826
Intangible assets (1)	473,000
Other noncurrent assets	20,381
Total assets	924,449
Current liabilities	46,446
Long-term debt (2)	624,877
Deferred income taxes (3)	143,104
Other noncurrent liabilities	7,011
Total liabilities assumed	821,438
Net assets acquired	$103,011

(1)	Intangible assets consist of gaming licenses which are non-amortizable and, trade names and loyalty programs which are amortized over three and one-half and one year, respectively.
(2)	Long-term debt was primarily comprised of MTR second lien notes of $570.7 million.
(3)	Deferred tax liabilities were derived based on fair value adjustments for property and equipment, identified intangibles, deferred financing costs, certain long term liabilities and long-term debt.

Goodwill, the excess of the purchase price of acquiring MTR Gaming over the fair market value of the net assets acquired, in the amount of $66.8 million was recorded as of the MTR Merger Date. The Company considers the goodwill to represent benefits expected to be realized as a result of the MTR Merger.

Unaudited Pro Forma Information – Reno Acquisition and MTR Merger

The following unaudited pro forma information presents the results of operations of the Company for the years ended December 31, 2015 and 2014, as if the MTR Merger and Reno Acquisition had both occurred on January 1, 2014 (in thousands except per share data).

	For the years ended December 31,
	2015	2014
Net revenues	$901,455	$908,415
Net income	97,783	40,552
Net income per common share:
Basic	$2.10	$0.87
Diluted	$2.08	$0.87
Weighted shares outstanding:
Basic	46,550,042	46,426,714
Diluted	47,008,980	46,509,008

These pro forma results do not necessarily represent the results of operations that would have been achieved if the acquisition had taken place on January 1, 2014, nor are they indicative of the results of operations for future periods. The pro forma amounts include the historical operating results of the Company, MTR Gaming, the Silver Legacy and Circus Reno prior to the MTR Merger and Reno Acquisition, with adjustments directly attributable to the MTR Merger and Reno Acquisition.

Note 4. Accounts Receivable

Components of accounts receivable, net are as follows (in thousands):

	December 31,
	2016	2015
Accounts receivable	$15,915	$12,055
Allowance for doubtful accounts	(1,221)	(2,074)
Total	$14,694	$9,981

Note 5. Investment in Unconsolidated Affiliates

Hotel Partnership.  The Company holds a 42.1% variable interest in a partnership with other investors to develop a new 118-room Hampton Inn & Suites hotel to be developed at Scioto Downs. Pursuant to the terms of the partnership agreement, the Company contributed $1.0 million of cash and 2.4 acres of a leasehold immediately adjacent to the Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership is responsible for the construction of the hotel at a cost of approximately $16.0 million and other investor members have been identified to operate the hotel upon completion. The hotel is planned to open in March 2017. The Company is not the primary beneficiary, and therefore, the entity is accounted for under the equity method of accounting. At December 31, 2016, the Company’s investment in the partnership was $1.3 million, classified as “Investment in and advances to unconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum loss exposure.

Silver Legacy Joint Venture.  Effective March 1, 1994, ELLC and Galleon, (each a “Partner” and, together, the “Partners”), entered into the Silver Legacy Joint Venture pursuant to a joint venture agreement (the “Joint Venture Agreement”) to develop the Silver Legacy. The Silver Legacy consists of a casino and hotel located in Reno, Nevada, which began operations on July 28, 1995.  Prior to the Reno Acquisition Date, each partner owned a 50% interest in the Silver Legacy Joint Venture. Prior to the MTR Merger Date, the Company owned a 48.1% interest in the Silver Legacy Joint Venture by means of its 96.2% ownership of ELLC, which owned a 50% interest in the Silver Legacy Joint Venture. The non-controlling interest’s share of $103,000 in income was reflected in the accompanying consolidated statements of operations for the year ended December 31, 2014.

On the Reno Acquisition Date, Resorts consummated the acquisition of the other 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. pursuant to the Purchase Agreement and also exercised its right to acquire the 3.8% interest in ELLC held by certain affiliates of the Company. As a result of these transactions, ELLC became a wholly-owned subsidiary of ERI and Silver Legacy became an indirect wholly‑owned subsidiary of ERI. In conjunction with the Reno Acquisition, we recorded a $35.6 million gain related to the valuation of the pre-acquisition investment in the Silver Legacy Joint Venture.

As consideration for the non-controlling interest, the Company issued 373,135 shares of common stock. Subsequent to this action the Company owned 100% of ELLC. The Company valued the shares at the market price on the day the shares were issued to the non-controlling interest holders. The value of the total consideration paid was $3.6 million.

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

Equity in income related to the Silver Legacy Joint Venture for the 2015 period prior to the Reno Acquisition Date and for the year ended December 31, 2014 amounted to $3.5 million and $2.0 million, respectively.

Summarized information for the Company’s investment in and advances to the Silver Legacy Joint Venture for 2015 prior to its acquisition by the Company and for the year ended December 31, 2014 are as follows (in thousands):

	Period from, January 1, 2015 through November 23,	For the year ended December 31,
	2015	2014
Beginning balance	$14,009	$13,081
Equity in income of unconsolidated affiliate	3,460	1,985
Gain on termination of supplemental executive retirement plan of unconsolidated affiliate	—	715
Other comprehensive loss minimum pension liability adjustment of unconsolidated affiliate	—	(1,772)
Valuation of unconsolidated affiliate	35,582	—
Net acquisition of non-controlling interest	3,449	—
Ending balance	$56,500	$14,009

Summarized balance sheet information for the Silver Legacy Joint Venture is as follows (in thousands):

December 31,
2014
Current assets	$30,563
Property and equipment, net	190,592
Other assets, net	6,412
Total assets	$227,567
Current liabilities	$18,707
Long-term liabilities	89,322
Partners’ equity	119,538
Total liabilities and partners’ equity	$227,567

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

	Period from, January 1, 2015 through November 23,	For the year ended December 31,
	2015	2014
Net revenues	$117,029	$127,095
Operating expenses	(90,608)	(112,086)
Operating income	26,421	15,009
Other expense	(19,226)	(9,607)
Net income	$7,195	$5,402

Tamarack.  Prior to the MTR Merger, Resorts owned a 21.3% interest in Tamarack, which owned and operated Tamarack Junction, a small casino in south Reno, Nevada. Donald L. Carano (“Carano”), who was previously the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts, owned a 26.3% interest in Tamarack. Four members of Tamarack, including Resorts and three unaffiliated third parties, managed the business and affairs of Tamarack Junction. Resorts’ investment in Tamarack was accounted for using the equity method of accounting. Equity in income related to Tamarack for the period prior to its disposition in 2014 totaled $0.7 million is included as a component of operating income.

On September 1, 2014, and as a condition to closing the MTR Merger, Resorts distributed to HoldCo and HoldCo subsequently distributed to its members, including members of the Carano family, on a pro rata basis Resorts’ interest in Tamarack. No gain or loss was recognized in the accompanying unaudited consolidated financial statements as a result of such distribution because the distribution was in the amount of the book value of Tamarack. The distributed interests in Tamarack had a carrying amount of $5.5 million.

Summarized information for the Company’s equity in Tamarack for 2014 prior to its disposition is as follows (in thousands):

Period from,
January 1, 2014
through
September 1, 2014
Beginning balance	$5,268
Member’s distribution	(509)
Equity in net income of unconsolidated affiliate	720
Distribution of investment	(5,479)
Ending balance	$—

Summarized unaudited results of operations for Tamarack are as follows (in thousands):

Period from, January 1, 2014
through
September 1, 2014
Net revenues	$12,908
Operating expenses	(9,431)
Operating income	3,477
Other expense	(45)
Net income	$3,432

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Land and improvements	$54,604	$54,633
Buildings and other leasehold improvements	628,390	619,614
Riverboat	40,148	39,027
Furniture, fixtures and equipment	251,504	229,798
Furniture, fixtures and equipment held under capital leases (Note 16)	3,571	4,199
Construction in progress	6,985	2,692
	985,202	949,963
Less—Accumulated depreciation and amortization	(372,860)	(324,547)
Property and equipment, net	$612,342	$625,416

Substantially all property and equipment is pledged as collateral under our long‑term debt (see Note 9).

Depreciation expense, including amortization expense on capital leases, was $58.9 million, $51.0 million and $26.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, accumulated depreciation and amortization includes $2.9 million and $3.3 million, respectively, related to assets acquired under capital leases.

During the year ended December 31, 2016, the West Virginia Racing Commission reimbursed Mountaineer $0.7 million for capital expenditures in 2016. These reimbursement amounts were applied against the applicable acquisition costs, which resulted in corresponding adjustments to the basis of the capitalized fixed assets. These reimbursements, which are reflected within investing activities in our accompanying consolidated statement of cash flows, did not have a material impact on our consolidated financial statements. Future reimbursements from the West Virginia Racing Commission are subject to the availability of racing funds.

In addition to the racing funds discussed above, Mountaineer also participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission of $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. During the year ended December 31, 2016, Mountaineer was reimbursed $3.5 million on qualified capital expenditures. As of December 31, 2016, Mountaineer remains eligible for $3.4 million under annual modernization fund grants that expire in varying dates through June 30, 2018. We can make no assurances Mountaineer will be able to make qualifying capital expenditures purchases sufficient to receive reimbursement of the available funds prior to their expiration nor that the modernization funds will continue to be available.

Note 7. Other and Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	December 31,
	2016	2015
Goodwill	$66,826	$66,826
Gaming license (indefinite-lived)	$482,074	$482,074
Trade names	9,800	9,800
Loyalty programs	7,700	7,700
Total	499,574	499,574
Accumulated amortization trade names	(4,376)	(2,462)
Accumulated amortization loyalty programs	(7,700)	(5,079)
Total other intangible assets	$487,498	$492,033

Non-operating real property	$14,219	$16,314

Land held for development	$906	$906
Other	9,214	6,048
Total other assets, net	$10,120	$6,954

Goodwill, the excess of the purchase price of acquiring MTR Gaming over the fair market value of the net assets acquired, in the amount of $66.8 million was recorded as of December 31, 2016 and 2015.

Included in gaming licenses is the Eldorado Shreveport gaming license recorded at $20.6 million at December 31, 2016 and 2015. The license represents an intangible asset acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. Also included in gaming licenses are the gaming and racing licenses of Mountaineer, Presque Isle Downs and Scioto Downs totaling $461.5 million at December 31, 2016 and 2015. These gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful life.

Trade names related to the MTR Merger are amortized on a straight‑line basis over a 3.5 year useful life. Trade names related to the Reno Acquisition are non-amortizable, and loyalty programs are amortized on a straight‑line basis over a one year useful life. Amortization expense with respect to trade names and the loyalty program amounted to $1.9 million and $2.6 million, respectively, for the year ended December 31, 2016, which is included in depreciation and amortization in the consolidated statements of operations. Such amortization expense is expected to be $1.9 million for the year ended December 31, 2017 and $0.4 million for the year ended December 31, 2018.

The Company’s indefinite-lived gaming licenses and trade names are reviewed no less than annually or when events or circumstances indicate the carrying value might exceed the market value to determine if there has been an impairment in the recorded value.

There were no impairments of goodwill, gaming licenses and trade names recorded in 2016, 2015 or 2014.

Non-operating real property totaled $14.2 million and $16.3 million at December 31, 2016 and 2015, respectively. The Company sold land (non-operating) for $2.1 million at Presque Isle Downs during the year ended December 31, 2016. This transaction resulted in a $0.1 million gain net of costs.

Note 8. Accrued Other Liabilities

Accrued other liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued insurance and medical claims	$3,228	$3,472
Unclaimed chips	1,946	2,320
Accrued purses and track related liabilities	1,007	3,758
Jackpot liabilities and other accrued gaming promotions	6,678	5,837
Player's point liabilities	2,989	3,434
Construction payables	4,005	1,911
Other	7,795	11,066
Total accrued other liabilities	$27,648	$31,798

Note 9. Long‑Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2016	2015
Senior Notes	$375,000	$375,000
Less: Unamortized debt issuance costs	(8,141)	(8,957)
Net	366,859	366,043
Term Loan	418,625	422,875
Less: Unamortized discount and debt issuance costs	(12,578)	(14,465)
Net	406,047	408,410
Revolving Credit Facility	29,000	93,500
Less: Unamortized debt issuance costs	(2,023)	(2,533)
Net	26,977	90,967
Capital leases	543	817
Less: Current portion	(4,545)	(4,524)
Total long-term debt	$795,881	$861,713

Debt issuance costs and the discount associated with the issuance of the Senior Notes, Term Loan and Revolving Credit Facility (as such terms are defined below) in July 2015 totaled $25.8 million. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense. Amortization of the debt issuance costs and the discount associated with the Senior Notes and Credit Facility (as defined below) totaled $3.5 million for the year ended December 31, 2016.

Maturities of the principal amount of the Company’s long-term debt as of December 31, 2016 are as follows:

Years ending December 31,	(In thousands)
2017	$4,545
2018	4,498
2019	4,250
2020	33,250
2021	4,250
Thereafter	772,375
$823,168

Amortization of Resorts’ bond costs was computed using the straight‑line method, which approximated the effective interest method, over the term of the bonds, and was included in interest expense. Amortization expense with respect to deferred financing costs on Resorts senior secured notes amounted to $0.5 million for year ended December 31, 2015.

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

Prior to August 1, 2018, the Company may redeem all or a portion of the Senior Notes at a price equal to 100% of the Senior Notes redeemed plus accrued and unpaid interest to the redemption date, plus a “make-whole” premium. At any time prior to August 1, 2018, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the Senior Notes with proceeds of certain equity financings at a redemption price equal to 107% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest. If the Company experiences certain change of control events (as defined in the Indenture), it must offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. The Senior Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such Senior Notes to be declared due and payable. As of December 31, 2016, the Company was in compliance with all of the covenants under the Indenture relating to the Senior Notes.

Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “Term Loan”) and a new $150.0 million five year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”). Also on July 23, 2015, the Company borrowed $40.0 million under the Revolving Credit Facility. As of December 31, 2016, the Company had $418.6 million outstanding on the Term Loan and $29.0 million in borrowings outstanding under the Revolving Credit Facility. The Company had $121.0 million of available borrowing capacity under its Revolving Credit Facility as of December 31, 2016. At December 31, 2016, the interest rate on the Term Loan was 4.25% and the weighted average interest rate on the Revolving Credit Facility was 4.88% based upon the weighted average interest rate of borrowings outstanding on our Revolving Credit Facility as of December 31, 2016. Borrowings under the Revolving Credit Facility bear interest at a rate per annum of, at the Company’s option, either LIBOR or base rate plus a an applicable spread.

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

The Credit Facility is secured by substantially all of the Company’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the Credit Facility (other than certain subsidiary guarantors designated as immaterial or restricted subsidiaries) (the ‘‘Credit Facility Guarantors’’), whether owned on the closing date of the Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the Credit Facility Guarantors. The Credit Facility is also secured by a pledge of all of the equity owned by us and the Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Credit Facility Guarantors to incur additional indebtedness, create liens on collateral, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

The credit agreement governing the Credit Facility also includes requirements the Company maintains a maximum total leverage ratio and a minimum interest coverage ratio (adjusting over time). The Company is required to maintain a maximum total leverage ratio of 6.00 to 1.00 from January 1, 2016 to December 31, 2017 and 5.00 to 1.00 thereafter. In addition, the Company is required to maintain a minimum interest coverage ratio 2.75 to 1.00 from January 1, 2016 through December 31, 2016 and 3.00 to 1.00 thereafter. A default of the financial ratio covenants shall only become an event of default under the Term Loan if the lenders providing the Revolving Credit Facility take certain affirmative actions after the occurrence of a default of such financial ratio covenants.

The credit agreement governing the Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the Senior Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor. As of December 31, 2016, the Company was in compliance with the covenants under the Credit Facility.

Note 10. Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2016, 2015 and 2014 are presented below (amounts in thousands).

	2016	2015	2014
Current:
Federal	$(12)	$(29)	$10
State	1,173	665	120
Local	739	557	55
Total current	1,900	1,193	185
Deferred:
Federal	12,881	(68,103)	846
State	(1,448)	(2,691)	711
Local	(89)	21	26
Total deferred	11,344	(70,773)	1,583
Income tax (benefit) expense	$13,244	$(69,580)	$1,768

The following is a reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	(35.0)%
State and local taxes	4.3%	1.0%	(4.4)%
State tax rate adjustment	—%	(3.3)%	—%
Stock compensation	(2.0)%	—%	—%
Permanent items	1.5%	0.4%	3.6%
Valuation allowance	(3.6)%	(180.5)%	77.3%
Minority interest	0.1%	0.2%	1.2%
Change in tax status	—%	18.2%	(28.0)%
Non-taxable gain on fair value adjustment	—%	(27.9)%	—%
Credits	(1.8)%	(1.0)%	(1.1)%
Other	1.3%	1.9%	0.5%
Provision (benefit) for income taxes	34.8%	(156.0)%	14.1%

For the year ended December 31, 2016, the difference between the effective rate and the statutory rate is attributable primarily to the release of a majority of the state valuation allowances on the Company’s West Virginia deferred tax assets and excess tax benefits on stock compensation under Accounting Standards Update 2016-09, Compensation – Stock Compensation, which the Company adopted effective the first quarter of 2016.  The Company continues to provide for a valuation allowance against net federal and state deferred tax assets associated with non-operating land, the sale of which could result in capital losses that can only be offset against capital gains. The Company also continues to provide for a valuation allowance against net state deferred tax assets relating to operations in Pennsylvania. Management determined it was not more-likely-than-not that the Company will realize these net deferred tax assets.

For the year ended December 31, 2015, the difference between the effective rate and the statutory rate is attributable primarily to the release of a majority of the federal and related state valuation allowances on the Company’s deferred tax assets and the non-taxable gain on the fair value adjustment of a previously unconsolidated affiliate.  The Company continues to provide for a valuation allowance against net federal and state deferred tax assets associated with non-operating land, the sale of which could result in capital losses that can only be offset against capital gains. As of December 31, 2015, the Company also continued to provide for a valuation allowance against net state deferred tax assets relating to operations in Pennsylvania and West Virginia. Management determined it was not more-likely-than-not that the Company will realize these net deferred tax assets.

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

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. For the year ended December 31, 2014, the Company was in a three-year cumulative loss position, which was significant negative evidence, and the Company did not have positive evidence to outweigh the negative evidence.  For the year ended December 31, 2015, the Company’s position changed to a three-year cumulative income position and management concluded it is more-likely-than-not to realize its federal, Louisiana and City of Columbus, Ohio deferred tax assets, with the exception of non-operating land. For the year ended December 31, 2016, the Company remained in a three-year cumulative income position and management concluded it is more-likely-than-not to realize its federal, Louisiana, City of Columbus, Ohio, and West Virginia deferred tax assets, with the exception of non-operating land. The Company continues to provide for a valuation allowance against net state deferred tax assets relating to operations in Pennsylvania. Management determined it was not more-likely-than-not that the Company will realize these net deferred tax assets. The Company will continue to evaluate the realization of its deferred tax assets on a quarterly basis and make adjustments to its valuation allowance as appropriate.

On November 24, 2015, Eldorado Resorts LLC, an indirect wholly-owned subsidiary of Eldorado Resorts, Inc., acquired the additional 50% membership interest in the Silver Legacy Joint Venture partnership.  Prior to the 2015 acquisition, a deferred tax asset was recognized to the extent that the tax basis in the partnership interest exceeded the book basis.  As a result of the 2015 acquisition, the partnership ceased to exist and the Company wrote off the outside basis deferred tax asset of $8.1 million as a change in tax status.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred taxes related to continuing operations at December 31, 2016 and 2015 are as follows (amounts in thousands):

	2016	2015
Deferred tax assets:
Loss carryforwards	$38,377	$48,722
Accrued expenses	7,748	7,134
Fixed assets	6,327	8,697
Debt	9,991	11,611
Credit carryforwards	2,576	1,378
Stock-based compensation	1,216	701
Other	51	599
	66,286	78,842
Deferred tax liabilities:
Identified intangibles	(143,823)	(145,053)
Investment in partnerships	(2,742)	(2,008)
Prepaid expenses	(2,804)	(1,906)
Other	(100)	(97)
	(149,469)	(149,064)
Valuation allowance	(7,202)	(8,575)
Net deferred tax liabilities	$(90,385)	$(78,797)

At December 31, 2016, management determined it was more‑likely‑than‑not that the Company will realize its federal, Louisiana, West Virginia and Columbus, Ohio deferred tax assets. The recognition of the West Virginia deferred tax assets during 2016 resulted in an income tax benefit of $1.4 million while the recognition of the federal deferred tax assets during 2015 resulted in an income tax benefit of $80.3 million. Management has determined that it is not more-likely-than-not that the Company will realize its Pennsylvania deferred tax assets. Therefore, a full valuation allowance has been recognized against these deferred tax assets, excluding deferred tax liabilities related to indefinite‑lived assets. These indefinite‑lived assets primarily related to gaming licenses in various jurisdictions. These gaming licenses are not being amortized for book purposes, and will only reverse upon ultimate sale or book impairment. Due to the uncertain timing of such reversal, the temporary differences associated with indefinite‑lived intangibles and certain land improvements cannot be considered a source of future taxable income for purposes of determining the valuation allowance.

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of $102.3 million and $48.2 million, respectively. The federal and state net operating losses begin to expire in 2030 and 2018, respectively. As of December 31, 2016, the Company had Alternative Minimum Tax credit carryforwards of $1.1 million, which can be carried forward indefinitely. As of December 31, 2016, the Company had federal jobs credit carry forwards of $1.4 million, which begin to expire in 2026.

Utilization of net operating loss, credit, and other carryforwards are subject to annual limitations due to ownership changes as provided by the Internal Revenue Code of 1986, as amended and similar state provisions. An ownership change is defined as a greater than 50% change in ownership by 5% stockholders in any three‑year period. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, the Company had a “change in ownership” event that limits the utilization of net operating loss, credit, and other carryforwards that were previously available to MTR Gaming Group to offset future taxable income. The “change in ownership” event occurred on September 19, 2014 in connection with the merger with MTR Gaming Group. This limitation resulted in no significant loss of federal attributes, but did result in significant loss of state attributes. The federal and state net operating loss credit and other carryforwards are stated net of limitations.

As of December 31, 2016, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company and its subsidiaries file US federal income tax returns and various state and local income tax returns. The Company does not have tax sharing agreements with the other members within the consolidated ERI group. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2013.

The Company was notified by the Internal Revenue Service in October of 2016 that its federal tax return for the year ended December 31, 2014 had been selected for examination.  As of December 31, 2016, there have been no proposed adjustments.  Management believes that its tax positions are appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations.  However, the outcome of tax audits cannot be predicted with certainty.  If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with Management’s expectations, we would be required to adjust our provision for income taxes in the period such resolution occurs.  While the Company believes its reported results are materially accurate, any significant adjustments could have a material adverse effect on the Company’s results of operations, cash flows and financial position if not resolved within expectations.

Note 11. Employee Benefit Plans

On January 1, 2016, the Eldorado Hotel & Casino Master 401(k) Plan, the Silver Legacy 401(k) Plan and the MGM Resorts 401(k) Savings Plan merged in the Eldorado Resorts, Inc. 401(k) Plan (the “ERI 401(k) Plan”). Generally, all employees of ERI who are 21 years of age or older, who have completed six months and 1,000 hours of service and who are not covered by collective bargaining agreements, including the named executive officers, are eligible to participate in the ERI 401(k) Plan. Employees who elect to participate in the ERI 401(k) Plan could defer up to 100% but not less than 1% of their annual compensation, subject to statutory and certain other limits. The plan covering ERI’s employees allows for an employer contribution up to 50 percent of the first four percent of each participating employee’s contribution, up to a maximum of $1,000, subject to statutory and certain other limits. ERI’s matching contributions totaled $1.5 million for the year ended December 31, 2016.

Prior to 2016, Resorts participated in a multi-employer savings plan (the “401(k) Plan”) qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan in which Resorts participated functioned as an aggregation of several single-employer plans in order to enable the participating employers to pool plan assets for investment purposes and to reduce the costs of plan administration. The 401(k) Plan maintained separate accounts for each employer so that each employer’s contributions provided benefits only for its employees.  Generally, all employees of Resorts who were 21 years of age or older, who had completed six months and 1,000 hours of service and who were not covered by collective bargaining agreements, including the named executive officers, were eligible to participate in the 401(k) Plan. Employees who elected to participate in the 401(k) Plan could defer up to 100% but not less than 1% of their annual compensation, subject to statutory and certain other limits. Effective February 1, 2014, Eldorado Reno implemented an employer matching contribution up to 25 percent of the first four percent of each participating employee’s compensation. Employees of the Eldorado Shreveport also participated in Resorts’ 401(k) Plan. The plan covering Eldorado Shreveport’s employees allowed for an employer contribution up to 50 percent of the first six percent of each participating employee’s contribution, subject to statutory and certain other limits. Resorts’ matching contributions were 0.5 million and $0.4 million, respectively, for the years ended December 31, 2015 and 2014.

Previously MTR Gaming participated in the MTR Gaming Group, Inc. Retirement Plan (the “MTR Retirement Plan”). At that time, the Mountaineer qualified defined contribution plan and the Scioto Downs’ 401(k) plan were merged into the MTR Retirement Plan. Additionally, the MTR Retirement Plan provided 401(k) participation to Presque Isle Downs’ employees. Matching contributions by MTR Gaming were $0.1 million and $0.1 million for 2015 and the 2014 period subsequent to the MTR Merger Date, respectively.

Mountaineer’s qualified defined contribution plan (established by West Virginia legislation) covers substantially all of its employees and was merged as a component of the MTR Retirement Plan as previously discussed.  Contributions to the plan are based on 1/4% of the race track and simulcast wagering handles and approximately 1% of the net win from gaming operations until the racetrack reaches its Excess Net Terminal Income threshold, which for Mountaineer is approximately $160 million per year based on the state’s June 30 fiscal year. Contributions to the ERI 401(k) Plan for the benefit of Mountaineer employees were $1.2 million for the year ended December 31, 2016. Contributions to the MTR Retirement Plan for the benefit of Mountaineer employees were $1.3 million and $0.4 million for 2015 and for the 2014 period subsequent to the MTR Merger Date, respectively.

Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. As of December 31, 2016, the fair value of the plan assets was $1.1 million and the fair value of the benefit obligations was $0.8 million, resulting in an over-funded status of $0.3 million. The plan assets are comprised primarily of money market and mutual funds whose values are determined based on quoted market prices and are classified in Level 1 of the fair value hierarchy. We did not make cash contributions to the Scioto Downs pension plan during 2016, 2015 and 2014.

Note 12. Common Stock and Incentive Awards

Common Stock and Stock‑Based Awards

The Company has authorized common stock of 100,000,000 shares, par value $0.00001 per share.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense recognized was $3.3 million and $1.5 million during the years ended December 31, 2016 and 2015, respectively. There was no stock based compensation expense in 2014. These amounts are included in corporate expenses in the Company’s consolidated statements of operations.

The Board of Directors (“BOD”) adopted the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (“2015 Plan”) on January 23, 2015 and our stockholders subsequently approved the adoption of the 2015 Plan on June 23, 2015. The Plan permits the granting of stock options, including incentive stock options (“ERI Stock Options”), stock appreciation rights (“SARs”), restricted stock or restricted stock units (“RSUs”), performance awards, and other stock-based awards and dividend equivalents. ERI Stock Options primarily vest ratably over three years and RSUs granted to employees and executive officers primarily vest and become non-forfeitable upon the third anniversary of the date of grant. RSUs granted to non-employee directors vest immediately and are delivered upon the date that is the earlier of termination of service on the BOD or the consummation of a change of control of the Company. The performance awards relate to the achievement of defined levels of performance and are generally measured over a one or two-year performance period depending upon the award agreement. If the performance award levels are achieved, the awards earned will vest and become payable at the end of the vesting period, defined as either a one or two calendar year period following the performance period. Payout ranges are from 0% up to 200% of the award target. Other stock-based awards will consist of any right which is not an ERI Stock Option, SAR, RSU, or performance award, and an award based on shares of the Company’s common stock.

On January 22, 2016, the Compensation Committee of the BOD of the Company approved the grant of 367,519 RSUs and performance awards, to executive officers and certain key employees, and the grant of 34,920 RSUs to non-employee members of the BOD under the 2015 Plan. The RSUs had a fair value of $10.77 per unit which was the NASDAQ average price per share on that date. Throughout 2016, an additional 14,661 RSUs were granted to certain employees under the 2015 Plan.

On January 23, 2015, the Compensation Committee of the BOD of the Company approved the grant of 685,606 RSUs and performance awards with a fair value of $4.03 per unit, the NASDAQ average price per share on that date, to executive officers and certain key employees under the 2015 Plan, and the grant of 89,900 RSUs with a fair value of $4.03 per unit, the NASDAQ average price per share on that date, to non-employee members of the BOD under the 2015 Plan. Such awards became effective upon our stockholders’ approval of the 2015 Plan on June 23, 2015. Throughout 2015, an additional 9,171 RSUs were granted to certain employees under the 2015 Plan.

A summary of the RSU activity for the years ended December 31, 2014, 2015 and 2016 is as follows:

	Equity Awards		Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
				(in years)	(in millions)
Unvested outstanding as of December 31, 2014	—		$—	$—	$—
Granted	917,283		4.08
Vested	(89,900)		4.03
Unvested outstanding as of December 31, 2015	827,383	(1)	$4.09	$2.12	$3.40
Granted	410,694	(2)	10.81
Vested	(255,707)		5.83
Unvested outstanding as of December 31, 2016	982,370		$6.45	$1.41	$6.33

(1)	Includes 475,409 of performance awards at 135% of target and 351,974 time-based awards at 100% of target all of which were granted in 2015. There were no RSU grants in 2014.
(2)	Includes 176,632 of performance awards at 96.5% of target and 234,062 time-based awards at 100% of target.

As of December 31, 2016, the Company had $2.5 million of unrecognized compensation expense, including performance awards at the 96.5% target, related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.41 years.

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

On September 19, 2014, as a result of the MTR Merger, all MTR Gaming common stock, par value $0.00001 per share (“MTR Stock”), all options and rights to receive MTR Gaming Stock (each, a “Stock Option”) granted under the MTR Gaming 2010 Long Term Incentive Plan (the “MTR Plan”), and all restricted stock units in respect of shares of MTR Gaming Stock (each, an “MTR RSU”) that were outstanding immediately prior to the Effective Time were converted into a right to receive shares of ERI Stock, or options to acquire ERI Stock, as follows:

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

Upon consummation of the MTR Merger, the Company assumed the MTR Plan from MTR Gaming in accordance with the Plan’s terms. No future equity awards will be made pursuant to the MTR Plan. However, outstanding awards granted under the MTR Plan will continue unaffected. Due to the MTR Gaming Stock Options being fully vested immediately prior to the MTR Merger and no additional equity awards being issued by the Company subsequent to the MTR Merger, the Company did not record any stock‑based compensation expense during the year ended December 31, 2014.

A summary of the ERI Stock Option activity for the years ended December 31, 2014, 2015 and 2016:

					Weighted-	Weighted-
					Average	Average
		Range of			Exercise	Remaining	Aggregate
	Options	Exercise Prices			Price	Contractual Life	Intrinsic Value
						(in years)	(in millions)
Outstanding as of MTR Merger Date	474,833	$2.44	-	$16.27	$7.13
Exercised	(76,633)	$2.44	-	$3.94	$3.22
Outstanding and Exercisable as of December 31, 2014	398,200	$2.44	-	$16.27	$7.88	4.54	$0.2

Expired	(86,000)			$11.30	$11.30
Outstanding and Exercisable as of December 31, 2015	312,200	$2.44	-	$16.27	$6.94	3.47	$1.3

Expired	(10,000)			$11.30	$11.30
Exercised	(132,900)	$2.44	-	$3.94	$2.89
Outstanding and Exercisable as of December 31, 2016	169,300	$2.44	-	$16.27	$9.94	0.86	$1.2

There were 132,900 options exercised and 10,000 options expired in 2016. There were no options exercised in 2015. Cash received from the exercise of stock options was $0.4 million and $0.2 million for the years ended December 31, 2016 and 2014, respectively. The Company recognized a tax benefit from the stock option exercises of $0.8 million in 2016.

Note 13. Earnings per Share

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands, except per share amounts):

	2016	2015	2014
Net income (loss) available to common stockholders	$24,802	$114,183	$(14,425)
Shares outstanding:
Weighted average shares outstanding	47,033,311	46,550,042	29,901,405
Diluted shares outstanding	47,701,562	47,008,980	29,901,405
Basic net income (loss) per common share	$0.53	$2.45	$(0.48)
Diluted net income (loss) per common share	$0.52	$2.43	$(0.48)

As the accounting acquirer in the MTR Merger and in accordance with the applicable accounting guidance in ASC 805, for purposes of computing comparative earnings per share, the Company has presented the historical weighted average number of common shares outstanding multiplied by the exchange ratio established in the MTR Merger Agreement (see Note 3) for the year ended December 31, 2014. At the MTR Merger Date, there were no dilutive securities outstanding.

Note 14. Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income is related to the Scioto Downs defined benefit pension plan. There were no changes in the accumulated other comprehensive income balance during the year ended December 31, 2016.

Note 15. Fair Value Measurements

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate fair value:

Cash and Cash Equivalents: Cash equivalents include investments in money market funds. Investments in this category can be redeemed immediately at the current net asset value per share. A money market fund is a mutual fund whose investments are primarily in short‑term debt securities designed to maximize current income with liquidity and capital preservation, usually maintaining per share net asset value at a constant amount, such as one dollar. The carrying amounts approximate the fair value because of the short maturity of those instruments (Level 1).

Restricted Cash: Restricted cash representing cash deposits that serve as collateral for certain bonding requirements were classified as Level 1 as its carrying value approximates market prices.

Accounts Receivable: Accounts receivable consists primarily of casino, hotel and other receivables. We extend casino credit to approved customers in states where it is permitted following an evaluation of creditworthiness. Accounts receivable are non-interest bearing and are initially recorded at cost. We have estimated an allowance for doubtful accounts to reduce receivables to their carrying amount, which approximates fair value (Level 2).

Long‑term Debt: The $375.0 million in aggregate principal amount of Senior Notes, Resorts senior secured notes and MTR second lien notes were classified as Level 2 based upon market‑based inputs. The fair value of the Senior Notes was calculated based on management’s estimates of the borrowing rates available as of December 31, 2016 and 2015, for debt with similar terms and maturities.

Term Loan: ERI’s term loan under the Credit Facility (see Note 9) is classified as Level 2 as it is tied to market rates of interest and its carrying value approximates market value.

Revolving Credit Facility: ERI’s revolving credit facility under the Credit Facility (see Note 9) is classified as Level 2 as it is tied to market rates of interest and its carrying value approximates market value.

Acquisition‑Related Contingent Considerations: Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn‑out provisions. We consider the acquisition‑related contingency’s fair value measurement, which includes forecast assumptions, to be Level 3 within the fair value hierarchy. The fair value of the acquisition‑related contingent consideration was based on its fair value as of the MTR Merger Date.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$61,029	$61,029	$78,278	$78,278
Restricted cash	2,414	2,414	5,271	5,271
Financial liabilities:
Senior Notes	$366,859	$397,500	$366,043	$367,500
Term Loan	406,047	423,858	408,410	419,796
Credit Facility	26,977	29,000	90,967	93,500
Acquisition-related contingent considerations	496	496	529	529

The following table represents the change in acquisition‑related contingent consideration liabilities during the period from the MTR Merger Date to December 31, 2016 (amounts in thousands):

Balance as of MTR Merger Date	$508
Amortization of present value discount (1)	38
Fair value adjustment for change in consideration expected to be paid (2)	(22)
Settlements	—
Balance as of December 31, 2014	524
Amortization of present value discount (1)	52
Fair value adjustment for change in consideration expected to be paid (2)	38
Settlements	(85)
Balance as of December 31, 2015	529
Amortization of present value discount (1)	70
Fair value adjustment for change in consideration expected to be paid (2)	(13)
Settlements	(90)
Balance as of December 31, 2016	$496

(1)	Changes in present value are included as a component of interest expense in the consolidated statements of operations.
(2)	Fair value adjustments for changes in earn-out estimates are recorded as a component of general and administrative expense in the consolidated statements of operations.

Note 16. Commitments and Contingencies

Capital Leases.  The Company leases certain equipment under agreements classified as capital leases. The future minimum lease payments, including interest, at December 31, 2016 are $0.3 million in 2017 and 2018. After reducing these amounts for interest of $0.1 million, the present value of the minimum lease payments at December 31, 2016 is $0.4 million.

Operating Leases.  The Company leases land and certain equipment, including some of our slot machines, timing and photo finish equipment, videotape and closed circuit television equipment, and certain pari‑mutuel equipment, under operating leases. Future minimum payments under non‑cancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2016 (in thousands):

Leases
2017	$2,412
2018	1,974
2019	1,806
2020	1,320
2021	1,237
Thereafter	24,507
$33,256

Total rental expense under operating leases (exclusive of the Shreveport ground lease described below) was $3.8 million, $3.7 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Additional rent for land upon which the Eldorado Reno resides of $0.6 million in each of the years ended December 31, 2016, 2015 and 2014 was paid to C. S. & Y. Associates, a general partnership of which Donald L. Carano is a general partner. This rental agreement expires June 30, 2027 and the rental payments are more fully described in Note 17, Related Parties.

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

	For the year ended December 31,
	2016	2015	2014
Ground lease:
Base rent	$585	$585	$585
Percentage rent	1,315	1,363	1,336
	1,900	1,948	1,921
Payment in lieu of admissions fees and school taxes	$5,724	$5,985	$5,908

Bond Requirements.  Mountaineer is required to maintain bonds in the aggregate amount of $1.1 million for the benefit of the West Virginia Lottery Commission, Presque Isle Downs is required to maintain a slot machine payment bond for the benefit of the Commonwealth of Pennsylvania in the amount of $1.0 million and Scioto Downs is required to maintain a VLT license bond for the benefit of the Ohio Lottery Commission in the amount of $1.0 million.  Silver Legacy is required to maintain a tax bond for the benefit of the Nevada Department of Taxation in the amount of $0.4 million, Shreveport maintains a license and permit bond in the amount of $0.3 million for the benefit of the Louisiana Casino Gaming Division and Circus Reno is required to maintain a license and permit bond in the amount of $0.3 million in favor of the Nevada Department of Taxation. The bonding requirements have been satisfied via the issuance of surety bonds.

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

In connection with the Mergers, a class action lawsuit was filed by a purported stockholder of the Company alleging breach of fiduciary duty by the Company board of directors in connection with the Mergers. The case was filed on November 8, 2016 in the Second Judicial District Court of the State of Nevada and is captioned Assad v. Eldorado Resorts, Inc., et. al, case no. CV 16-02312. The case, which purports to be a class action on behalf of all of the stockholders of the Company, alleged, among other things, breach of fiduciary duty in failing to disclose all material information to stockholders in seeking approval of the issuance of shares of Company Common Stock in the Mergers and requested injunctive relief and an award of fees and costs incurred by the plaintiff in the action.

Collective Bargaining Agreements. As of December 31, 2016, we had approximately 7,400 employees. As of such date, we had 11 collective bargaining agreements covering approximately 900 employees. No collective bargaining agreements covering sizable numbers of our employees are scheduled to expire in 2017.

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

The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania’s slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (1) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (2) single year gross slot revenue (during the state’s fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee’s proportionate share of gross slot revenue. MTR Gaming has estimated that its total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be $4.1 million and will be paid quarterly over a ten‑year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although MTR Gaming cannot determine when payment will begin, it has considered a similar repayment model for the General Fund borrowings and estimated that its total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million.

The recorded estimate is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. The estimated total obligation at December 31, 2016 and 2015 was $3.7 million and $4.3 million, respectively and is accrued in the accompanying consolidated balance sheet. MTR Gaming paid $0.4 million in 2016 and $0.4 million in 2015.

Agreements with Horsemen and Pari-mutuel Clerks.  The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a “proceeds agreement”) with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari‑mutuel clerks. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2018. With respect to the Mountaineer pari‑mutuel clerks, we have a labor agreement in force until November 30, 2017 and a proceeds agreement until April 14, 2018. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari‑mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer’s application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. Scioto Downs has the requisite agreement in place with the OHHA until December 31, 2023, with automatic two‑year renewals unless either party requests re‑negotiation pursuant to its terms. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen’s Benevolent and Protective Association until May 1, 2019. With the exception of the respective Mountaineer, Presque Isle Downs and Scioto Downs horsemen’s agreements and the agreement between Mountaineer and the pari‑mutuel clerks’ union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

Note 17. Related Parties

REI and HCM

Prior to the consummation of the MTR Merger, Resorts was party to a management agreement (the “Eldorado Management Agreement”) with REI and HCM, pursuant to which REI and HCM (collectively, the “Managers”) agreed to (a) develop strategic plans for Resorts’ business, including preparing annual budgets and capital expenditure plans, (b) provide advice and oversight with respect to financial matters of Resorts, (c) establish and oversee the operation of financial accounting systems and controls and regularly review Resorts’ financial reports, (d) provide planning, design and architectural services to Resorts and (e) furnish advice and recommendations with respect to certain other aspects of Resorts’ operations. In consideration for such services, Resorts agreed to pay the Managers a management fee not to exceed 1.5% of Resorts’ annual net revenues, not to exceed $600,000 per year. The current term of the Eldorado Management Agreement was scheduled to continue in effect until July 1, 2017. During the year ended 2014 the Company paid management fees to REI and HCM in the aggregate amount of $0.5 million.  REI is beneficially owned by members of the Carano family and HCM is beneficially owned by members of the Poncia family. The Carano family and Poncia family hold ownership interests in ERI of 23.6% and 11.7%, respectively, as of December 31, 2016. Management fees were not paid subsequent to the consummation of the MTR Merger. Subsequent to the consummation of the MTR Merger, Donald L. Carano and Raymond J. Poncia received remuneration in the amount of $0.4 million and $0.2 million in both 2016 and 2015, respectively, for their services as consultants to ERI and its subsidiaries in lieu of the management fees previously paid under the terms of the Eldorado Management Agreement.

REI shares certain officers with the Company including Gary Carano who holds the title of Vice President and Director with REI and Gene Carano who is the Secretary, Treasury and Director of REI.

ELLC

On the Reno Acquisition Date (see Note 1), Eldorado Resorts LLC exercised its right to acquire the 3.8% interest in Eldorado Limited Liability Company (“ELLC”) held by certain affiliates and stockholders of the Company.

C. S. & Y.

The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates, a general partnership of which Carano is a general partner (the “CSY Lease”). Mr. Carano is also a major stockholder in the Company. The CSY Lease expires on June 30, 2027. Annual rent is equal to the greater of (1) $0.4 million or (2) an amount based on a decreasing percentage of the Eldorado’s gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million.  Rent pursuant to the CSY Lease amounted to $0.6 million in each of the years ended December 31, 2016, 2015 and 2014. Additionally, a subordination fee of $0.1 million was paid annually during the term of Resorts senior secured notes. As a result of the July 2015 refinancing, the subordination was eliminated.

Tamarack

Prior to the MTR Merger, Resorts owned a 21.3% interest in Tamarack, which owned and operated Tamarack Junction, a small casino in south Reno, Nevada. Donald L. Carano, who was previously the presiding member of Resorts’ Board of Managers and the Chief Executive Officer of Resorts, owned a 26.3% interest in Tamarack. Four members of Tamarack, including Resorts and three unaffiliated third parties, managed the business and affairs of Tamarack Junction. Resorts’ investment in Tamarack was accounted for using the equity method of accounting. Equity in income related to Tamarack for the period prior to its disposition in 2014 totaled $0.7 million is included as a component of operating income.

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

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Revenues and expenses
Nevada:
Net operating revenues(a)	$321,922	$127,802	$105,945
Expenses, excluding depreciation and corporate	(259,819)	(107,723)	(95,592)
Loss on sale or disposal of property	(263)	(3)	—
Equity in income of unconsolidated affiliates	—	3,460	2,705
Acquisition charges	—	—	(6,298)
Depreciation	(20,220)	(9,547)	(7,951)
Operating income (loss)—Nevada	$41,620	$13,989	$(1,191)
Louisiana:
Net operating revenues	$131,496	$136,342	$133,960
Expenses, excluding depreciation, amortization(a)	(100,298)	(107,316)	(112,068)
Gain (loss) on sale or disposal of property	41	18	(84)
Depreciation and amortization	(7,861)	(7,621)	(8,403)
Operating income—Louisiana	$23,378	$21,423	$13,405
Eastern:
Net operating revenues	$439,478	$455,640	$124,168
Expenses, excluding depreciation, amortization and corporate	(350,312)	(359,841)	(100,808)
(Loss) gain on sale or disposal of property	(669)	33	—
Depreciation and amortization	(34,887)	(39,341)	(12,274)
Operating income—Eastern	$53,610	$56,491	$11,086
Corporate:
Corporate expenses	$(19,880)	$(16,469)	$(4,617)
Gain (loss) on sale or disposal of property	55	(54)	—
Acquisition charges	(9,184)	(2,452)	(1,113)
Depreciation and amortization	(481)	(412)	(15)
Operating loss—Corporate	$(29,490)	$(19,387)	$(5,745)
Total Reportable Segments
Net operating revenues (a)	$892,896	$719,784	$364,073
Expenses, excluding depreciation, amortization (a)	(730,309)	(591,349)	(313,085)
Loss on sale or disposal of property	(836)	(6)	(84)
Equity in income of unconsolidated affiliates	—	3,460	2,705
Acquisition charges	(9,184)	(2,452)	(7,411)
Depreciation and amortization	(63,449)	(56,921)	(28,643)
Operating income – Total Reportable Segments	$89,118	$72,516	$17,555
Reconciliations to Consolidated Net Income (Loss):
Operating Income — Total Reportable Segments	$89,118	$72,516	$17,555
Unallocated income and expenses:
Interest expense, net	(50,917)	(61,558)	(30,734)
Gain on valuation of unconsolidated affiliate	—	35,582	—
Gain on termination of supplemental executive retirement plan assets of unconsolidated affiliate	—	—	715
Loss on early retirement of debt	(155)	(1,937)	(90)
Non-controlling interest	—	—	(103)
(Provision) benefit for income taxes	(13,244)	69,580	(1,768)
Net income (loss)	$24,802	$114,183	$(14,425)

(a)

Net revenues for Nevada and expenses for Louisiana are net of the elimination of $2.3 million of management and incentive fees received by Eldorado Reno and paid by Eldorado Shreveport for 2014. There were no such fees paid in 2015 and 2016.

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Capital Expenditures (a)
Nevada	$22,812	$4,682	$3,475
Louisiana	5,842	4,032	3,273
Eastern (a)	18,491	26,556	3,816
Corporate	235	1,492	—
Total	$47,380	$36,762	$10,564

(a)

Before reimbursements from the state of West Virginia for qualified capital expenditures of $4.2 million, $1.3 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. (see Note 6)

	As of December 31,
	2016	2015
	(in thousands)
Total Assets
Nevada	$377,688	$376,760
Louisiana	128,427	135,403
Eastern	850,904	883,344
Corporate	407,557	495,202
Eliminating entries (a)	(470,532)	(565,701)
Total	$1,294,044	$1,325,008

(a)	Reflects the following eliminations for the periods indicated.

Intercompany receivables/payables	$302,047	$394,804
Net investment in Silver Legacy/Circus Reno	88,314	88,314
Net investment in and advances to Silver Legacy	56,500	56,500
Accrued interest on the above intercompany loan	10,938	11,521
Net investment in and advances to Eldorado Shreveport	7,733	8,482
Net investment in and advances to MTR Gaming	5,000	5,000
Reclass deferred tax assets against deferred tax liabilities	—	1,080
	$470,532	$565,701

Note 19. Consolidating Condensed Financial Information

All of our wholly-owned subsidiaries, except for the subsidiaries acquired in the Reno Acquisition, have fully and conditionally guaranteed on a joint and several basis, the payments of all obligations under our Senior Notes and Credit Facility as of December 31, 2015 and 2014. Silver Legacy Joint Venture, LLC and CC-Reno, LLC were acquired in November 2015 and were not guarantors as of December 31, 2015. Silver Legacy Joint Venture, LLC and CC-Reno, LLC became guarantors in June 2016 upon receipt of regulatory approval in May 2016.

The consolidating condensed balance sheet as of December 31, 2015 is as follows:

Balance Sheet

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Current assets	$2,248	$87,976	$31,102	$(5,147)	$116,179
Intercompany receivables	401,998	—	—	(401,998)	—
Investment in and advances to unconsolidated affiliates	—	62,786	—	(61,500)	1,286
Investments in subsidiaries	88,314	—	—	(88,314)	—
Property and equipment, net	2,553	439,640	183,223	—	625,416
Other assets	89	575,466	6,572	—	582,127
Total assets	$495,202	$1,165,868	$220,897	$(556,959)	$1,325,008

Current liabilities	$24,238	$78,508	$30,616	$(27,652)	$105,710
Intercompany payables	—	389,272	(8,149)	(381,123)	—
Long-term debt, less current maturities	486,171	325,542	50,000	—	861,713
Other accrued liabilities	4,905	151,910	2,525	(72,422)	86,918
Stockholders’ equity	(20,112)	220,636	145,905	(75,762)	270,667
Total liabilities and stockholders’ equity	$495,202	$1,165,868	$220,897	$(556,959)	$1,325,008

The consolidating condensed statement of cash flows for the year ended December 31, 2015 is as follows:

Statement of Operations:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Revenues:
Gaming and pari-mutuel commissions	$—	$612,229	$11,029	$—	$623,258
Non-gaming	—	147,894	13,389	—	161,283
Gross revenues	—	760,123	24,418	—	784,541
Less promotional allowances	—	(62,113)	(2,644)	—	(64,757)
Net revenues	—	698,010	21,774	—	719,784

Operating expenses:
Gaming and pari-mutuel commissions	—	362,011	5,534	—	367,545
Non-gaming	—	71,966	7,272	—	79,238
Marketing and promotions	—	30,100	1,127	—	31,227
General and administrative	13,738	109,808	3,553	(13,760)	113,339
Depreciation and amortization	369	54,893	1,659	—	56,921
Total operating expenses	14,107	628,778	19,145	(13,760)	648,270

Loss on disposal of assets	—	(6)	—	—	(6)
Acquisition charges	(2,368)	(84)	—	—	(2,452)
Equity in income of unconsolidated affiliates	—	3,460	—	—	3,460
Operating (loss) income	(16,475)	72,602	2,629	13,760	72,516

Interest expense, net	(10,613)	(49,409)	(1,536)	—	(61,558)
Gain on valuation of unconsolidated affiliate	—	35,582	—	—	35,582
Loss on early retirement of debt	(1,855)	(82)	—	—	(1,937)
Net (loss) income before income taxes	(28,943)	58,693	1,093	13,760	44,603
Income tax benefit	—	2,561	—	67,019	69,580
Net (loss) income	$(28,943)	$61,254	$1,093	$80,779	$114,183

The consolidating condensed statement of cash flows for the year ended December 31, 2015 is as follows:

Statement of Cash Flows

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Net cash (used in) provided by operating activities	$(856)	$51,784	$8,379	$(2,592)	$56,715
INVESTING ACTIVITIES:
Capital expenditures, net of payables	(2,602)	(33,920)	(240)	—	(36,762)
Reimbursement of capital expenditures from West Virginia regulatory authorities	—	1,266	—	—	1,266
Investment in unconsolidated affiliate	—	(1,010)	—	—	(1,010)
Proceeds from sale of property and equipment	—	153	—	—	153
Decrease in restricted cash due to credit support deposit	—	2,500	—	—	2,500
(Increase) Decrease in other assets, net	(89)	1,993	(42)	(1,747)	115
Net cash (used) acquired in business combinations	(211,813)	—	—	86,797	(125,016)
Net cash (used in) provided by investing activities	(214,504)	(29,018)	(282)	85,050	(158,754)
FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	800,000	—	—	—	800,000
Borrowings under Revolving Credit Facility	131,000	—	—	—	131,000
Payments under Revolving Credit Facility	(37,500)	—	—	—	(37,500)
Principal payments under Senior Notes	(2,125)	—	—	—	(2,125)
Retirement of long-term debt	(649,538)	(79,126)	—	—	(728,664)
Principal payments on capital leases	—	(88)	—	—	(88)
Debt issuance costs	(25,820)	—	—	—	(25,820)
Call premium on early retirement of debt	—	(44,090)	—	—	(44,090)
Net proceeds from (payments to) related parties	—	73,036	(5,832)	(67,204)	—
Net cash provided by (used in) financing activities	216,017	(50,268)	(5,832)	(67,204)	92,713
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	657	(27,502)	2,265	15,254	(9,326)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	87,604	15,254	(15,254)	87,604
CASH AND CASH EQUIVALENTS, END OF YEAR	$657	$60,102	$17,519	$—	$78,278

Note 20. Quarterly Data (Unaudited)

The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2016, 2015 and 2014. The quarterly information only includes the operations of Silver Legacy and Circus Reno from the Reno Acquisition Date through December 31, 2016 and MTR Gaming from the MTR Merger Date through December 31, 2015.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2016:
Revenues	$234,551	$255,010	$266,256	$227,379
Less—promotional allowances	(20,985)	(23,695)	(24,691)	(20,929)
Net revenues	213,566	231,315	241,565	206,450
Operating expenses	194,854	200,768	208,731	189,405
Operating income	18,263	29,655	28,109	13,091
Net income	$3,370	$10,791	$9,682	$959
Basic net income per common share	$0.07	$0.23	$0.21	$0.02
Diluted net income per common share	$0.07	$0.23	$0.20	$0.02
Weighted average shares outstanding—basic	46,933,094	47,071,608	47,193,120	47,105,744
Weighted average shares outstanding—diluted	47,534,761	47,721,075	47,834,644	47,849,554

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2015:
Revenues	$182,809	$198,356	$199,536	$203,840
Less—promotional allowances	(15,358)	(15,723)	(15,996)	(17,680)
Net revenues	167,451	182,633	183,540	186,160
Operating expenses	154,766	160,430	161,610	171,464
Operating income	12,084	23,059	24,092	13,281
Net (loss) income	$(6,164)	$4,795	$5,399	$110,153
Basic net (loss) income per common share	$(0.13)	$0.10	$0.12	$2.36
Diluted net (loss) income per common share	$(0.13)	$0.10	$0.12	$2.33
Weighted average shares outstanding—basic	46,494,638	46,516,614	46,516,614	46,670,735
Weighted average shares outstanding—diluted	46,494,638	46,657,618	46,763,589	47,227,127

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2014:
Revenues	$67,083	$72,725	$90,528	$179,936
Less—promotional allowances	(10,053)	(10,976)	(11,579)	(15,841)
Net revenues	57,030	61,749	78,949	164,095
Operating expenses	53,726	56,054	72,943	156,755
Operating income	1,552	6,775	2,778	6,450
Net (loss) income	$(2,333)	$2,909	$(4,064)	$(10,834)
Basic and diluted net (loss) income per common share	$(0.10)	$0.12	$(0.16)	$(0.23)
Weighted average shares outstanding—basic and diluted	23,311,492	23,311,492	26,075,022	46,441,249

ELDORADO RESORTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Column B			Column E
	Balance at			Balance
	Beginning of	Column C	Column D	at End
Column A	Period	Additions(1)	Deductions(2)	of Period
Year ended December 31, 2016:
Allowance for doubtful accounts	$2,074	$161	$1,014	$1,221
Year ended December 31, 2015:
Allowance for doubtful accounts	$2,589	$(18)	$497	$2,074
Year ended December 31, 2014:
Allowance for doubtful accounts	$1,379	$1,266	$56	$2,589

(1)	Amounts charged to costs and expenses, net of recoveries.
(2)	Uncollectible accounts written off, net of recoveries of $0.9 million and $0.2 million in 2015 and 2014, respectively. There were no recoveries in 2016.