Form 10-Q
period 2017-03-31
Eldorado Resorts, Inc.
filed 2017-05-10
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non‑accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.              ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of May 5, 2017 was 75,673,852.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED

MARCH 31, 2017

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,574	$61,029
Restricted cash	2,062	2,414
Accounts receivable, net	8,829	14,694
Inventories	11,306	11,055
Prepaid income taxes	—	69
Prepaid expenses and other	13,915	12,492
Total current assets	80,686	101,753
ESCROW CASH	376,750	—
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES	1,064	1,286
PROPERTY AND EQUIPMENT, NET	605,734	612,342
GAMING LICENSES AND OTHER INTANGIBLES, NET	487,020	487,498
GOODWILL	66,826	66,826
NON-OPERATING REAL PROPERTY	14,219	14,219
OTHER ASSETS, NET	13,504	10,120
Total assets	$1,645,803	$1,294,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,552	$4,545
Accounts payable	16,369	21,576
Due to affiliates	235	259
Accrued property, gaming and other taxes	12,151	18,790
Accrued payroll and related	12,179	14,588
Accrued interest	4,628	14,634
Income taxes payable	67	—
Accrued other liabilities	35,514	27,648
Total current liabilities	85,695	102,040
LONG-TERM DEBT, LESS CURRENT PORTION	1,160,814	795,881
DEFERRED INCOME TAXES	90,730	90,385
OTHER LONG-TERM LIABILITIES	7,104	7,287
	1,344,343	995,593
COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)
STOCKHOLDERS' EQUITY:
Common stock, 100,000,000 shares authorized, 47,163,284 and 47,105,744 issued and outstanding, par value $0.00001 as of March 31, 2017 and December 31, 2016, respectively	—	—
Paid-in capital	175,867	173,879
Retained earnings	125,581	124,560
Accumulated other comprehensive income	12	12
Total stockholders’ equity	301,460	298,451
Total liabilities and stockholders’ equity	$1,645,803	$1,294,044

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED INCOME STATEMENT

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUES:
Casino	$162,784	$169,078
Pari-mutuel commissions	641	684
Food and beverage	29,513	33,739
Hotel	18,013	20,165
Other	8,595	10,885
	219,546	234,551
Less-promotional allowances	(18,621)	(20,985)
Net operating revenues	200,925	213,566
EXPENSES:
Casino	90,453	96,262
Pari-mutuel commissions	1,207	1,324
Food and beverage	17,421	19,728
Hotel	6,603	7,129
Other	5,279	6,074
Marketing and promotions	10,056	9,574
General and administrative	31,775	31,655
Corporate	6,574	6,904
Depreciation and amortization	15,604	16,204
Total operating expenses	184,972	194,854
GAIN ON SALE OR DISPOSAL OF PROPERTY	32	71
ACQUISITION CHARGES	(1,614)	(520)
EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE	(222)	—
OPERATING INCOME	14,149	18,263
OTHER EXPENSE:
Interest expense, net	(12,670)	(12,991)
Loss on early retirement of debt, net	—	(66)
Total other expense	(12,670)	(13,057)
NET INCOME BEFORE INCOME TAXES	1,479	5,206
PROVISION FOR INCOME TAXES	(458)	(1,836)
NET INCOME	$1,021	$3,370
Net Income per share of Common Stock:
Basic	$0.02	$0.07
Diluted	$0.02	$0.07
Weighted Average Basic Shares Outstanding	47,120,751	46,933,094
Weighted Average Diluted Shares Outstanding	48,081,281	47,534,761

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
NET INCOME	$1,021	$3,370
Other Comprehensive Income, net of tax:
Other Comprehensive Income	—	—
Comprehensive Income, net of tax	$1,021	$3,370

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,021	$3,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,604	16,204
Amortization of debt issuance costs and discount	877	847
Equity in loss of unconsolidated affiliate	222	—
Loss on early retirement of debt, net	—	66
Change in fair value of acquisition related contingencies	16	1
Stock-based compensation expense	1,733	1,454
Gain on sale or disposal of property	(32)	(71)
Provision for bad debts	218	145
Provision for deferred income taxes	414	1,706
Change in operating assets and liabilities:
Restricted cash	352	(3,783)
Accounts receivable	5,647	302
Inventories	(251)	423
Prepaid expenses and other	(1,423)	(1,162)
Accounts payable	(5,551)	3,591
Interest payable	(10,006)	(7,258)
Income taxes payable	67	130
Accrued and other liabilities and due to affiliates	(3,373)	(5,112)
Net cash provided by operating activities	5,535	10,853
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of payables	(6,206)	(10,624)
Proceeds from sale of property and equipment	32	88
Cash escrow related to acquisition	(376,750)	—
Reimbursement of capital expenditures from West Virginia regulatory authorities	—	1,692
(Increase) decrease in other assets, net	(148)	171
Net cash used in investing activities	(383,072)	(8,673)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Senior Notes	375,000	—
Payments under Term Loan	(1,063)	(1,063)
Borrowings under Revolving Credit Facility	23,000	14,000
Payments under Revolving Credit Facility	(29,000)	(48,500)
Principal payments on capital leases	(94)	(68)
Debt issuance costs	(7,016)	(194)
Taxes paid related to net share settlement of equity awards	(179)	(534)
Proceeds from exercise of stock options	434	—
Net cash provided by (used in) financing activities	361,082	(36,359)
DECREASE IN CASH AND CASH EQUIVALENTS	(16,455)	(34,179)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	61,029	78,278
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,574	$44,099
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$23,546	$19,422
Cash refund received during period for income taxes	(20)	—
NON-CASH FINANCING ACTIVITIES
Payables for capital expenditures	2,312	95

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

As of March 31, 2017, ERI owned and operated the following properties:

•

Eldorado Resort Casino Reno (“Eldorado Reno”)—A 814-room hotel, casino and entertainment facility connected via an enclosed skywalk to Silver Legacy and Circus Reno located in downtown Reno, Nevada that includes 1,142 slot machines, 46 table games and an 11 table poker room;

•

Silver Legacy Resort Casino (“Silver Legacy”)—A 1,711-room themed hotel and casino connected via an enclosed skywalk to Eldorado Reno and Circus Reno that includes 1,212 slot machines and 63 table games;

•

Circus Circus Reno (“Circus Reno”)—A 1,571-room hotel-casino and entertainment complex connected via an enclosed skywalk to Eldorado Reno and Silver Legacy that includes 695 slot machines and 27 table games;

•

Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)—A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana that includes 1,387 slot machines, 52 table games and an eight table poker room;

•

Mountaineer Casino, Racetrack & Resort (“Mountaineer”)—A 354-room hotel, casino and entertainment facility and live thoroughbred horse racing located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle that includes 1,510 slot machines, 36 table games and a 10 table poker room;

•

Presque Isle Downs & Casino (“Presque Isle Downs”)—A casino and live thoroughbred horse racing facility with 1,594 slot machines, 32 table games and a seven table poker room located in Erie, Pennsylvania; and

•	Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,206 video lottery terminals (“VLT”) and harness racing located 15 minutes from downtown Columbus, Ohio.

The Company acquired Mountaineer, Presque Isle Downs and Scioto Downs in September 2014 pursuant to a merger (the “MTR Merger”) with MTR Gaming Group, Inc. (“MTR Gaming”) and in November 2015 it acquired Circus Reno and the interests in the Silver Legacy that it did not own prior to such date (the “Reno Acquisition”).

In addition, on May 1, 2017, the Company consummated its acquisition of Isle of Capri Casinos, Inc. and acquired the following properties:

•

Isle Casino Hotel—Black Hawk—A land-based casino on an approximately 10-acre site in Black Hawk, Colorado that includes 1,086 slot machines, 25 table games, a nine table poker room and a 238-room hotel;

•

Lady Luck Casino—Black Hawk—A land based casino across the intersection from Isle Casino Hotel in Black Hawk, Colorado, that includes 455 slot machines, 10 table games, five poker tables and a 164-room hotel with a parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk;

•	Pompano—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida, that includes 1,446 slot machines and a 42 table poker room;

•	Bettendorf—A land-based single-level casino located off of Interstate 74 in Bettendorf, Iowa that includes 969 slot machines and 19 table games with two hotel towers with 509 hotel rooms;

•	Waterloo—A single-level land-based casino in Waterloo, Iowa that includes 948 slot machines, 25 table games, four poker tables and a 195-room hotel;

•

Isle of Capri Casino Hotel Lake Charles—A gaming vessel on an approximately 19 acre site in Lake Charles, Louisiana, with 1,157 slot machines, 49 table games, including 13 poker tables and two hotels offering 493 rooms;

•	Lula—Two dockside casinos in Lula, Mississippi with 885 slot machines and 21 table games, two on-site hotels with a total of 451 rooms and a 28-space RV Park;

•	Vicksburg—A dockside casino in Vicksburg, Mississippi that includes 613 slot machines, 7 table games and a hotel with a total of 89 rooms;

•	Boonville—A single-level dockside casino in Boonville, Missouri that includes 914 slot machines, 20 table games and a 140-room hotel;

•	Cape Girardeau—A dockside casino and pavilion and entertainment center in Cape Girardeau, Missouri that includes 930 slot machines, 22 table games and 4 poker tables;

•	Caruthersville—A riverboat casino located along the Mississippi River in Caruthersville, Missouri that includes 557 slot machines and nine table games;

•	Kansas City—A dockside casino located close to downtown Kansas City, Missouri offering 977 slot machines and 18 table games; and

•	Nemacolin—A casino property located on the 2,000 acre Nemacolin Woodlands Resort in Western Pennsylvania that includes 597 slot machines and 29 table games.

On August 22, 2016, Isle entered an agreement to sell Isle of Capri Casino Hotel Lake Charles for aggregate consideration of $134.5 million, subject to certain adjustments. The transaction is expected to be completed in 2017, subject to Louisiana Gaming Board approval and other customary closing conditions.

Acquisition of Isle of Capri Casinos, Inc.

On May 1, 2017, the Company completed its acquisition of Isle of Capri Casinos, Inc. pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of September 19, 2016 with Isle of Capri Casinos, Inc., a Delaware corporation (“Isle” or “Isle of Capri”), Eagle I Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of the Company, and Eagle II Acquisition Company LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (the “Isle Acquisition” or the “Isle Merger”). As a result of the Merger, Isle became a wholly-owned subsidiary of ERI and each outstanding share of Isle’s stock converted into the right to receive $23.00 in cash or 1.638 shares of ERI common stock, at the election of the applicable Isle shareholder and subject to proration such that the outstanding shares of Isle common stock were exchanged for aggregate consideration comprised of 58% cash, or $552.0 million, and 42% ERI common stock, or 28.5 million newly issued shares of ERI common stock.

Acquisition charges totaling $1.6 million, attributed to the Isle Acquisition, are reported on the accompanying statement of operations related to legal, accounting, financial advisory services and other costs during the quarter ended March 31, 2017. Additionally, $7.8 million of accrued costs and expenses related to the Isle Acquisition are included in accrued other liabilities as of March 31, 2017.

In connection with the Isle Acquisition, the Company completed a debt financing transaction comprised of: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion with a (i) term loan facility of $1.45 billion and (ii) revolving credit facility of $300 million and (b) $375 million of senior unsecured notes. The proceeds of such borrowings were used (w) to pay consideration in the Isle Merger, (x) refinance all of Isle’s existing credit facilities and senior and senior subordinated notes, (y) refinance the Company’s existing credit facility and (z) pay transaction fees and expenses related to the foregoing. (See Note 6 for further discussion of the terms of such indebtedness and the timing related to the escrow funding on the new $375 million senior unsecured notes).

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are normal and recurring, considered necessary for a fair presentation and have been included herein. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or any future period.

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

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In January 2017, the FASB issued Accounting Standards Update ASU No. 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment.” This amended guidance is intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The elimination of Step 2 from the goodwill impairment test should reduce the cost and complexity of evaluating goodwill for impairment. Amendments should be applied on a prospective basis disclosing the nature of and reason for the change in accounting principle upon transition. Disclosure should be provided in the first annual period and in the interim period in which the entity initially adopts the amendments. Updated amendments are effective for the interim and annual periods beginning after December 15, 2019, and early adoption is permitted. We currently plan to implement the updated guidance when we perform our annual goodwill impairment assessment as of October 1, or earlier, if impairment indicators are identified.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations – Clarifying the Definition of a Business.” This amendment is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. Amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business and to provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments are effective for interim and annual periods beginning after December 15, 2017. Early adoption is allowed as follows: (1) transactions for which acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We anticipate adopting this standard on January 1, 2018 and that, following adoption, acquisitions that do not involve substantive processes will be accounted for as asset acquisitions.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash.” This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and cash equivalents. The amendments in this update are effective for the interim and annual periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We currently anticipate adopting this accounting standard during the first quarter of 2018 and we are currently evaluating the impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This new guidance is intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. We currently anticipate adopting this accounting standard during the first quarter of 2018 and we are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016. As of March 31, 2017, we adopted this guidance which had no significant impact on our consolidated financial statements and disclosures.

Note 2. Investment in Unconsolidated Affiliates

Hotel Partnership.  The Company holds a 42.1% variable interest in a partnership with other investors that developed a new 118-room Hampton Inn & Suites hotel at Scioto Downs that opened in March 2017. Pursuant to the terms of the partnership agreement, the Company contributed $1.0 million of cash and 2.4 acres of a leasehold immediately adjacent to The Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership constructed the hotel at a cost of $16.0 million and other investor members operate the hotel. The Company is not the primary beneficiary, and therefore, the entity is accounted for under the equity method of accounting. At March 31, 2017, the Company’s investment in the partnership was $1.1 million, classified as “Investment in and advances to unconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

Note 3. Stock-Based Compensation

The Company has authorized common stock of 100,000,000 shares, par value $0.00001 per share.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense recognized was $1.7 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in corporate expenses in the Company’s consolidated statements of operations. We recognized a reduction in income tax expense of $0.1 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, for excess tax benefits related to stock-based compensation.

The Board of Directors (“BOD”) adopted the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (“2015 Plan”) on January 23, 2015 and our shareholders subsequently approved the adoption of the 2015 Plan on June 23, 2015. The Plan permits the granting of stock options, including incentive stock options (“ERI Stock Options”), stock appreciation rights, restricted stock or restricted stock units (“RSUs”), performance awards, and other stock-based awards and dividend equivalents. ERI Stock Options primarily vest ratably over three years and RSUs granted to employees and executive officers primarily vest and become non-forfeitable upon the third anniversary of the date of grant. RSUs granted to non-employee directors vest immediately and are delivered upon the date that is the earlier of termination of service on the BOD or the consummation of a change of control of the Company. The performance awards relate to the achievement of defined levels of performance and are generally measured over a one or two-year performance period depending upon the award agreement. If the performance award levels are achieved, the awards earned will vest and become payable at the end of the vesting period, defined as either a one or two calendar year period following the performance period. Payout ranges are from 0% up to 200% of the award target.

On January 27, 2017, the Company granted 298,761 RSUs to executive officers and key employees, and 46,282 RSUs to non-employee members of the BOD under the 2015 Plan. The RSUs had a fair value of $15.50 per unit which was the NASDAQ closing price on that date. An additional 2,982 RSUs were also granted to key employees during the three months ended March 31, 2017.

A summary of the RSU activity for the three months ended March 31, 2017 is as follows:

			Weighted-Average	Weighted-Average
	Equity		Grant Date	Remaining	Aggregate
	Awards		Fair Value	Contractual Life	Fair Value
				(in years)	(in millions)
Unvested outstanding as of December 31, 2016	982,370		$6.45	1.41	$6.33
Granted	348,025	(1)	15.50
Vested	(69,906)		12.19
Unvested outstanding as of March 31, 2017	1,260,489		$8.63	1.58	$10.87

(1)	Includes 100,581 of performance awards at 100% of target and 247,444 time-based awards at 100% of target.

As of March 31, 2017, the Company had approximately $6.2 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 1.58 years.

During the three months ended March 31, 2016, the Company’s chief operating officer terminated employment and the chief financial officer retired. In conjunction with the termination and retirement, unvested RSUs totaling 167,511, which were outstanding as of December 31, 2015, immediately vested representing an additional $0.5 million included in stock compensation expense during the first quarter of 2016. Additionally, severance costs totaling $1.4 million were recognized in the first quarter of 2016.

A summary of the ERI Stock Option activity for the three months ended March 31, 2017 is as follows:

						Weighted-Average
		Range of			Weighted-Average	Remaining	Aggregate
	Options	Exercise Prices			Exercise Price	Contractual Life	Intrinsic Value
						(in years)	(in millions)
Outstanding and Exercisable as of December 31, 2016	169,300	$2.44	-	$16.27	$9.94	0.86	$1.2
Expired	(51,700)	$2.44	-	$3.94	2.97
Exercised	(25,000)	$14.79	-	$16.27	$13.22
Outstanding and Exercisable as of March 31, 2017	92,600	$3.94	-	$16.27	$11.55	1.03	$0.5

Note 4. Other and Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
Goodwill	$66,826	$66,826
Gaming license (indefinite-lived)	$482,074	$482,074
Trade names	9,800	9,800
Loyalty programs	7,700	7,700
Subtotal	499,574	499,574
Accumulated amortization trade names	(4,854)	(4,376)
Accumulated amortization loyalty programs	(7,700)	(7,700)
Total gaming licenses and other intangible assets	$487,020	$487,498
Non-operating real property	$14,219	$14,219

Land held for development	$906	$906
Other	12,598	9,214
Total other assets, net	$13,504	$10,120

Goodwill, the excess of the purchase price of acquiring MTR Gaming over the fair market value of the net assets acquired, in the amount of $66.8 million was recorded as of March 31, 2017.

Included in gaming licenses is the Eldorado Shreveport gaming license recorded at $20.6 million at both March 31, 2017 and December 31, 2016. The license represents an intangible asset acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. Also included in gaming licenses are the gaming and racing licenses of Mountaineer, Presque Isle Downs and Scioto Downs totaling $461.5 million at March 31, 2017 and December 31, 2016. These gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful life.

Trade names related to the MTR Merger are amortized on a straight‑line basis over a 3.5 year useful life. Trade names related to the Reno Acquisition are non-amortizable, and loyalty programs are amortized on a straight‑line basis over a one year useful life. Amortization expense with respect to trade names and the loyalty program for the three months ended March 31, 2017 amounted to $0.5 million and $0.0 million, respectively, and $1.2 million and $1.9 million for the three months ended March 31, 2016, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations. Such amortization expense is expected to be $1.4 million for the remainder of December 31, 2017 and $0.4 million for the year ended December 31, 2018.

The Company’s goodwill, indefinite-lived gaming licenses and trade names are reviewed no less than annually or when events or circumstances indicate the carrying value might exceed the market value to determine if there has been an impairment in the recorded value.

Non-operating real property totaled $14.2 million at March 31, 2017 and at December 31, 2016.

As of March 31, 2017 and December 31, 2016, other assets includes $7.1 million and $3.8 million, respectively, in costs paid associated with the refinancing transactions. (See Note 6 for more information).

Note 5. Income Taxes

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

For the three months ended March 31, 2017 and 2016, the difference between the effective rate and the statutory rate is attributed primarily to state and local income taxes less excess tax benefits associated with stock compensation.

For income tax purposes the Company amortizes or depreciates certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring the Company's need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes.

For the three months ended March 31, 2017 and 2016, the Company’s tax expense was $0.5 million and $1.8 million, respectively. As of March 31, 2017 and 2016, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

The Company was notified by the Internal Revenue Service in October of 2016 that its federal tax return for the year ended December 31, 2014 had been selected for examination. As of March 31, 2017, there have been no proposed adjustments. We believe that our tax positions are appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with our expectations, we would be required to adjust our provision for income taxes in the period such resolution occurs. While the Company believes its reported results are materially accurate, any significant adjustments could have a material adverse effect on the Company’s results of operations, cash flows and financial position if not resolved within expectations.

Note 6. Long‑Term Debt

Long‑term debt consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
6% Senior Notes	$375,000	$—
Less: Unamortized debt issuance costs	(3,780)	—
Net	371,220	—
7% Senior Notes	375,000	375,000
Less: Unamortized debt issuance costs	(7,919)	(8,141)
Net	367,081	366,859
Term Loan	417,563	418,625
Less: Unamortized discount and debt issuance costs	(12,066)	(12,578)
Net	405,497	406,047
Revolving Credit Facility	23,000	29,000
Less: Unamortized debt issuance costs	(1,881)	(2,023)
Net	21,119	26,977
Capital leases	449	543
Less: Current portion	(4,552)	(4,545)
Total long-term debt	$1,160,814	$795,881

Scheduled maturities of long‑term debt are $23.0 million in 2020, $395.3 million in 2022, $375.0 million in 2023, and $375.0 million in 2025. Debt issuance costs and the discount associated with the issuance of the 7% Senior Notes, Term Loan and Revolving Credit Facility (as such terms are defined below) in July 2015 totaled $26.3 million. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense. Amortization of the debt issuance costs and the discount associated with the 7% Senior Notes and Credit Facility (as defined below) totaled $0.9 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.

We are a holding company with no independent assets or operations. Our 6% Senior Notes and 7% Senior Notes (each as defined below) are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of March 31, 2017, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

In conjunction with the closing of the Isle Acquisition we incurred additional financing costs associated with the related financing transactions (as defined below). Such costs are commensurate with the transaction, a portion of which will be recorded as additional debt issuance costs.

Senior Notes

7.0% Senior Notes

On July 23, 2015, the Company issued $375.0 million in aggregate principal amount of 7.0% senior notes due 2023 (“7% Senior Notes”) pursuant to the indenture, dated as of July 23, 2015 (the “Indenture”), at an issue price equal to 100.0% of the aggregate principal amount of the 7% Senior Notes. The 7% Senior Notes are guaranteed by all of the Company’s direct and indirect restricted subsidiaries. CC-Reno, LLC and the Silver Legacy Joint Venture became guarantors in June 2016 upon receipt of the required gaming regulatory approval which occurred in May 2016. The 7% Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

On or after August 1, 2018, the Company may redeem all or a portion of the 7% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 7% Senior Notes redeemed, to the applicable redemption date, if redeemed during the twelve month period beginning on August 1 of the years indicated below:

Year	Percentage
2018	105.250%
2019	103.500%
2020	101.750%
2021 and thereafter	100.000%

Prior to August 1, 2018, the Company may redeem all or a portion of the 7% Senior Notes at a price equal to 100% of the 7% Senior Notes redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to August 1, 2018, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the 7% Senior Notes with proceeds of certain equity financings at a redemption price equal to 107% of the principal amount of the 7% Senior Notes redeemed, plus accrued and unpaid interest. If the Company experiences certain change of control events (as defined in the Indenture), it must offer to repurchase the 7% Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the 7% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

The 7% Senior Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The Indenture contains certain covenants limiting, among other things, the Company’s ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

•	pay dividends or distributions or make certain other restricted payments or investments;
•	incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the 7% Senior Notes or the guarantees of the 7% Senior Notes;

•	create liens;
•	transfer and sell assets;
•	merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of the Company’s assets;
•	enter into certain transactions with affiliates;
•	engage in lines of business other than the Company’s core business and related businesses; and
•	create restrictions on dividends or other payments by restricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 7% Senior Notes to be declared due and payable. As of March 31, 2017, the Company was in compliance with all of the covenants under the Indenture relating to the 7% Senior Notes.

6.0% Senior Notes

On March 29, 2017, Eagle II Acquisition Company LLC (“Eagle II”), a wholly-owned subsidiary of the Company, issued $375.0 million aggregate principal amount of 6% Senior Notes due 2025 (the “6% Senior Notes”) pursuant to an indenture, dated as of March 29, 2017 (the “New Indenture”), between Eagle II and U.S. Bank, National Association, as Trustee. The 6% Senior Notes will mature on April 1, 2025, with interest payable semi-annually in arrears on April 1 and October 1, commencing October 1, 2017. The proceeds of the offering, and additional funds in the amount of $1.9 million in respect of interest expected to be accrued on the 6% Notes, were placed in escrow pending satisfaction of certain conditions, including consummation of the Isle Acquisition. In connection with the consummation of the Isle Acquisition on May 1, 2017, the escrowed funds were released and ERI assumed Eagle II’s obligations under the 6% Senior Notes and the New Indenture and certain of ERI’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of ERI’s obligations under the 6% Senior Notes.

On or after April 1, 2020, the Issuer may redeem all or a portion of the 6% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 6% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below:

Year	Percentage
2020	104.500%
2021	103.000%
2022	101.500%
2023 and thereafter	100.000%

Prior to April 1, 2020, the Company may redeem all or a portion of the 6% Senior Notes at a price equal to 100% of the 6% Senior Notes redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to August 1, 2018, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the 6% Senior Notes with proceeds of certain equity financings at a redemption price equal to 106% of the principal amount of the 6% Senior Notes redeemed, plus accrued and unpaid interest. If the Company experiences certain change of control events (as defined in the Indenture), it must offer to repurchase the 6% Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the 6% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

The 6% Senior Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The New Indenture contains certain covenants limiting, among other things, the Company’s ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

•	pay dividends or distributions or make certain other restricted payments or investments;
•	incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the 6% Senior Notes or the guarantees of the 6% Senior Notes;
•	create liens;

•	transfer and sell assets;
•	merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of the Company’s assets;
•	enter into certain transactions with affiliates;
•	engage in lines of business other than the Company’s core business and related businesses; and
•	create restrictions on dividends or other payments by restricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6% Senior Notes to be declared due and payable. As of March 31, 2017, the Company was in compliance with all of the covenants under the Indenture relating to the 6% Senior Notes.

Term Loan and Revolving Credit Facility

Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “Term Loan”) and a new $150.0 million five year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”).

As of March 31, 2017, the Company had $417.6 million outstanding on the Term Loan and $23.0 million in borrowings outstanding under the Revolving Credit Facility. The Company had $127.0 million of available borrowing capacity under its Revolving Credit Facility as of March 31, 2017. At March 31, 2017, the interest rate on the Term Loan was 4.25%, and the weighted average interest rate on the Revolving Credit Facility was 6.0% based upon the weighted average interest rate of borrowings outstanding on our Revolving Credit Facility as of March 31, 2017. Borrowings under the Revolving Credit Facility bear interest at a rate per annum of, at the Company’s option, either LIBOR or base rate plus a an applicable spread.

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

The credit agreement governing the Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the 7% Senior Notes, certain events of bankruptcy or insolvency, certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor. As of March 31, 2017, the Company was in compliance with the covenants under the Credit Facility.

On May 1, 2017, all of the outstanding amounts under the Credit Facility were repaid with proceeds of borrowings under the New Credit Facility and the Credit Facility was terminated.

New Credit Facility

On April 17, 2017, Eagle II entered a new Credit Agreement by and among Eagle II, as initial borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (the “New Credit Facility”), consisting of a $1.45 billion term loan facility (the “New Term Loan Facility”) and a $300.0 million revolving credit facility (the “New Revolving Credit Facility”), which was undrawn at closing. The proceeds of the New Term Loan Facility, and additional funds in the amount of $4.5 million in respect of interest expected to be accrued on the New Term Loan Facility, were placed in escrow pending satisfaction of certain conditions, including consummation of the Isle Acquisition. In connection with the consummation of the Isle Acquisition on May 1, 2017, the escrowed funds were released and ERI assumed Eagle II’s obligations under the New Credit Facility and certain of ERI’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of ERI’s obligations under the New Credit Facility.

The Company applied the net proceeds of the New Term Loan Facility and borrowings under the New Revolving Credit Facility totaling $135 million, together with the proceeds of the 6% Senior Notes, and cash on hand, to (i) pay the cash portion of the consideration payable in the Isle Acquisition, (ii) refinance all of the debt outstanding under Isle’s existing credit facility, (iii) redeem or otherwise repurchase all of Isle’s outstanding 5.875% Senior Notes due 2021 and 8.875% Senior Subordinated Notes due 2020, (iv) repay all amounts outstanding under the Company’s Credit Facility and (v) pay fees and costs associated with the Isle Acquisition and such financing transactions.

The Company’s obligations under the New Revolving Credit Facility will mature on April 17, 2022. The Company’s obligations under the New Term Loan Facility will mature on April 17, 2024. The Company will be required to make quarterly principal payments in an amount equal to $3,625,000 on the New Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017. In addition, the Company will be required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the New Credit Facility.

The interest rate per annum applicable to loans under the New Revolving Credit Facility are, at our option, either (i) LIBOR plus a margin ranging from 1.75% to 2.50% or (ii) a base rate plus a margin ranging from 0.75% to 1.50%, which margin will be based on our total leverage ratio. The interest rate per annum applicable to the loans under the New Term Loan Facility will be, at our option, either (i) LIBOR plus 2.25%, or (ii) a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00% over the term of the New Term Loan Facility or the New Revolving Credit Facility. Additionally, we will be subject to fees on the unused portion of the New Revolving Credit Facility. The initial margin applicable to the New Revolving Credit Facility for LIBOR loans and base rate loans is expected to be 2.25% and 1.25%, respectively.

The New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the subsidiary guarantors to incur debt; create liens on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; or modify their lines of business.

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

The New Credit Facility also includes certain financial covenants, including the requirements that we maintain throughout the term of the New Credit Facility and measured as of the end of each fiscal quarter, and solely with respect to loans under the New Revolving Credit Facility, a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 for the period beginning on the closing date and ending with the fiscal quarter ending December 31, 2018, 6.00 to 1.00 for the period beginning with the fiscal quarter ending January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 5.50 to 1.00 for the period beginning with the fiscal quarter ending January 1, 2020 and thereafter. The Company will also be required to maintain an interest coverage ratio in an amount not less than 2.00 to 1.00 measured on the last day of each fiscal quarter beginning on the closing date, and ending with the fiscal quarter ending December 31, 2018, 2.50 to 1.00 for the period beginning with the fiscal quarter ending January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 2.75 to 1.00 for the period beginning with the fiscal quarter ending January 1, 2020 and thereafter.

The New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to our other indebtedness including the Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts outstanding thereunder and taking all actions permitted to be taken by a secured creditor.

Note 7. Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there is a three‑tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 Inputs: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 Inputs: Observable market‑based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 Inputs: Unobservable inputs that are not corroborated by market data.

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

Escrow Cash:  Escrow cash represents the 6% Senior Notes proceeds and one month of associated interest placed into escrow pending satisfaction of certain conditions, including consummation of the Isle Acquisition. Escrow cash is classified as Level 1 as its carrying value approximates market prices.

Long‑term Debt:  The 7% Senior Notes and 6% Senior Notes are classified as Level 2 based upon market inputs. The Term Loan under the credit facility is classified as Level 2 as it is tied to market rates of interest and its carrying value approximates market value. The fair value of the 7% Senior Notes and 6% Senior Notes were based on quoted market prices at March 31, 2017.

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

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$44,574	$44,574	$61,029	$61,029
Restricted cash	2,062	2,062	2,414	2,414
Escrow cash	376,750	376,750	—	—
Financial liabilities:
7% Senior Notes	$367,081	$397,500	$366,859	$397,500
6% Senior Notes	371,220	379,688	—	—
Term Loan	405,497	417,563	406,047	423,858
Revolving Credit Facility	21,119	23,000	26,977	29,000
Acquisition-related contingent considerations	512	512	496	496

The following table represents the change in acquisition-related contingent consideration liabilities for the period December 31, 2016 to March 31, 2017:

Balance as of December 31, 2016	$496
Amortization of present value discount(1)	15
Fair value adjustment for change in consideration expected to be paid(2)	1
Balance as of March 31, 2017	$512

(1)	Changes in present value are included as a component of interest expense in the consolidated statements of operations.
(2)	Fair value adjustments for changes in earn-out estimates are included in general and administrative expense in the consolidated statements of operations.

Note 8. Earnings per Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 2017 and 2016 (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Net income available to common stockholders	$1,021	$3,370
Shares outstanding:
Weighted average shares outstanding - basic	47,120,751	46,933,094
Effect of dilutive securities:
Stock options	50,799	148,758
RSUs	909,731	452,909
Weighted average shares outstanding - diluted	48,081,281	47,534,761
Basic net income per common share	$0.02	$0.07
Diluted net income per common share	$0.02	$0.07

Note 9. Commitments and Contingencies

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

In connection with the Isle Merger, a class action lawsuit was filed by a purported stockholder of the Company alleging breach of fiduciary duty by the Company board of directors in connection with the Isle Merger. The case was filed on November 8, 2016 in the Second Judicial District Court of the State of Nevada and is captioned Assad v. Eldorado Resorts, Inc., et. al, case no. CV 16-02312. The case, which purports to be a class action on behalf of all of the stockholders of the Company, alleged, among other things, breach of fiduciary duty in failing to disclose all material information to stockholders in seeking approval of the issuance of shares of Company Common Stock in the Isle Merger and requested injunctive relief, which has since been withdrawn, and an award of attorneys’ fees and expenses. The Company opposes the application for an award of attorneys’ fees and expenses.

Environmental Remediation.  In October 2004, the Company acquired 229 acres of real property, known as the International Paper site, as an alternative site to build Presque Isle Downs. In connection with the acquisition of the International Paper site, the Company entered into a consent order and decree (the “Consent Order”) with the Pennsylvania Department of Environmental Protection (“PaDEP”) and International Paper insulating the Company from liability for certain pre‑existing contamination, subject to compliance with the Consent Order, which included a proposed environmental remediation plan for the site, which was tied specifically to the use of the property as a racetrack. The proposed environmental remediation plan in the Consent Order was based upon a “baseline environmental report” and management estimated that such remediation would be subsumed within the cost of developing the property as a racetrack. The racetrack was never developed at this site. In October 2005, the Company sold 205 acres to GEIDC who assumed primary responsibility for the remediation obligations under the Consent Order relating to the “South Yard and the Dunn Brickyard” parcels they acquired. However, the Company was advised by the PaDEP that it was not released from its liability and responsibility under the Consent Order for the “Main Site” parcel as its remediation was undertaken by the Company prior to the sale to GEIDC and nearly complete. Pursuant to the sale, the Company purchased an Environmental Risk Insurance Policy in the amount of $10.0 million with respect to the property. The Company secured an Act 2 Release of Liability for the Main Site on January 6, 2006. GEIDC subsequently obtained Act 2 releases for the South Yard and Dunn Brickyard parcels on March 26, 2013 and January 17, 2014, respectively. In October 2015, the Company renewed the insurance policy for a period of one year to seek an expert opinion regarding any continuing liability regarding the property. Having received such an opinion, the Company elected to no longer renew the insurance policy.

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

The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania’s slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (1) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (2) single year gross slot revenue (during the state’s fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee’s proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be $4.0 million and will be paid quarterly over a ten‑year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, it has considered a similar repayment model for the General Fund borrowings and estimated that its total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million, which has been accrued in the accompanying consolidated balance sheet at March 31, 2017 and December 31, 2016.

The recorded estimate relative to the Property Tax Reserve Fund is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. The estimated total obligation at March 31, 2017 and December 31, 2016, was $4.1 million, of which the residual total amount, both current and long-term, of $1.7 million and $1.8 million at March 31, 2017 and December 31, 2016, respectively, are appropriately accrued in the accompanying consolidated balance sheet. The Company paid $0.1 million during the three months ended March 31, 2017.

Agreements with Horsemen and Pari-mutuel Clerks.  The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a “proceeds agreement”) with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari‑mutuel clerks. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2018. With respect to the Mountaineer pari‑mutuel clerks, we have a labor agreement in force until November 30, 2017, which will automatically renew for an additional one year period, and a proceeds agreement until April 14, 2018. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari‑mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer’s application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. Scioto Downs has the requisite agreement in place with the OHHA until December 31, 2023, with automatic two‑year renewals unless either party requests re‑negotiation pursuant to its terms. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen’s Benevolent and Protective Association until May 1, 2019. With the exception of the respective Mountaineer, Presque Isle Downs and Scioto Downs horsemen’s agreements and the agreement between Mountaineer and the pari‑mutuel clerks’ union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

Note 10. Related Parties

The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates, a general partnership of which Donald L. Carano is a general partner. Mr. Carano is also a major shareholder in the Company. As of March 31, 2017 and December 31, 2016, the Company’s payable to C. S. & Y Associates amounted to $0.2 million and $0.3 million, respectively, and is reflected on the accompanying balance sheets under “due to affiliates”. There were no payables to other related parties as of March 31, 2017 and December 31, 2016.

Note 11. Segment Information

The following table sets forth, for the periods indicated, certain operating data for our reportable segments. We view each of our properties as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company’s principal operating activities occur in three geographic regions: Nevada, Louisiana and parts of the eastern United States. The Company has aggregated its operating segments into three reportable segments: Eldorado Reno, Silver Legacy and Circus Reno as Nevada, Eldorado Shreveport as Louisiana, and Scioto Downs, Presque Isle and Mountaineer as Eastern.

	Three months ended
	March 31,
	2017	2016
	(in thousands, unaudited)
Revenues and expenses
Nevada:
Net operating revenues	$62,701	$72,771
Expenses, excluding depreciation and corporate	(56,532)	(61,777)
Gain on sale or disposal of property	—	34
Depreciation	(4,643)	(5,463)
Operating income—Nevada	$1,526	$5,565
Louisiana:
Net operating revenues	$31,911	$34,442
Expenses, excluding depreciation and amortization	(24,061)	(25,995)
Gain on sale or disposal of property	—	1
Depreciation and amortization	(1,932)	(1,946)
Operating income—Louisiana	$5,918	$6,502
Eastern:
Net operating revenues	$106,313	$106,353
Expenses, excluding depreciation, amortization and corporate	(82,201)	(83,974)
Gain on sale or disposal of property	32	36
Equity in loss of unconsolidated affiliate	(222)	—
Depreciation and amortization	(8,880)	(8,684)
Operating income—Eastern	$15,042	$13,731
Corporate:
Corporate expenses	$(6,574)	$(6,904)
Acquisition charges	(1,614)	(520)
Depreciation and amortization	(149)	(111)
Operating loss—Corporate	$(8,337)	$(7,535)
Total Reportable Segments
Net operating revenues	$200,925	$213,566
Expenses, excluding depreciation and amortization	(169,368)	(178,650)
Gain on sale or disposal of property	32	71
Equity in loss of unconsolidated affiliate	(222)	—
Acquisition charges	(1,614)	(520)
Depreciation and amortization	(15,604)	(16,204)
Operating income—Total Reportable Segments	$14,149	$18,263
Reconciliations to Consolidated Net Income:
Operating Income—Total Reportable Segments	$14,149	$18,263
Unallocated income and expenses:
Interest expense	(12,670)	(12,991)
Loss on early retirement of debt	—	(66)
Provision for income taxes	(458)	(1,836)
Net income	$1,021	$3,370

	Three Months Ended March 31,
	2017	2016
	(in thousands, unaudited)
Capital Expenditures
Nevada	$4,154	$2,842
Louisiana	547	1,350
Eastern(1)	1,430	5,103
Corporate	75	1,329
Total	$6,206	$10,624

(1)	Amounts are before any West Virginia capital expenditure reimbursements.

	As of	As of
	March 31,	December 31,
	2017	2016
	(unaudited)
	(in thousands)
Total Assets
Nevada	$365,818	$377,688
Louisiana	128,155	128,427
Eastern	834,083	850,904
Corporate	762,969	407,557
Eliminating entries(1)	(445,222)	(470,532)
Total	$1,645,803	$1,294,044

(1)	Reflects the following eliminations for the periods indicated:

Intercompany receivables/payables	$283,300	$302,047
Net investment in Silver Legacy/Circus Reno	88,314	88,314
Net investment in and advances to Silver Legacy	56,500	56,500
Accrued interest on the above intercompany loan	4,375	10,938
Net investment in and advances to Eldorado Shreveport	7,733	7,733
Net investment in and advances to MTR Gaming	5,000	5,000
	$445,222	$470,532

Note 12. Subsequent Events

On May 1, 2017, the Company consummated its acquisition of Isle of Capri Casinos, Inc. and related financing transactions. (See Note 1 and Note 6 for more information related to these subsequent events).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Eldorado Resorts, Inc. (“ERI” or the “Company”), a Nevada corporation, was formed in September 2013. ERI and its subsidiaries are collectively referred to as “we,” “us,” “our” or the “Company.” As of March 31, 2017, ERI owned and operated the following properties:

•

Eldorado Resort Casino Reno (“Eldorado Reno”)—A 814-room hotel, casino and entertainment facility connected via an enclosed skywalk to Silver Legacy and Circus Reno located in downtown Reno, Nevada that includes 1,142 slot machines, 46 table games and an 11 table poker room;

•

Silver Legacy Resort Casino (“Silver Legacy”)—A 1,711-room themed hotel and casino connected via an enclosed skywalk to Eldorado Reno and Circus Reno that includes 1,212 slot machines and 63 table games;

•

Circus Circus Reno (“Circus Reno”)—A 1,571-room hotel-casino and entertainment complex connected via an enclosed skywalk to Eldorado Reno and Silver Legacy that includes 695 slot machines and 27 table games;

•

Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)—A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana that includes 1,387 slot machines, 52 table games and an eight table poker room;

•

Mountaineer Casino, Racetrack & Resort (“Mountaineer”)—A 354-room hotel, casino and entertainment facility and live thoroughbred horse racing located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle that includes 1,510 slot machines, 36 table games and a 10 table poker room;

•

Presque Isle Downs & Casino (“Presque Isle Downs”)—A casino and live thoroughbred horse racing facility with 1,594 slot machines, 32 table games and a seven table poker room located in Erie, Pennsylvania; and

•	Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,206 video lottery terminals (“VLT”) and harness racing located 15 minutes from downtown Columbus, Ohio.

The Company acquired Mountaineer, Presque Isle Downs and Scioto Downs in September 2014 pursuant to a merger (the “MTR Merger”) with MTR Gaming Group, Inc. (“MTR Gaming”) and in November 2015 it acquired Circus Reno and the interests in the Silver Legacy that it did not own prior to such date (the “Reno Acquisition”).

In addition, on May 1, 2017, the Company consummated its acquisition of Isle of Capri Casinos, Inc. and acquired the following properties:

•

Isle Casino Hotel—Black Hawk—A land-based casino on an approximately 10-acre site in Black Hawk, Colorado that includes 1,086 slot machines, 25 table games, a nine table poker room and a 238-room hotel;

•

Lady Luck Casino—Black Hawk—A land based casino across the intersection from Isle Casino Hotel in Black Hawk, Colorado, that includes 455 slot machines, 10 table games, five poker tables and a 164-room hotel with a parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk;

•	Pompano—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida, that includes 1,446 slot machines and a 42 table poker room;

•	Bettendorf—A land-based single-level casino located off of Interstate 74 in Bettendorf, Iowa that includes 969 slot machines and 19 table games with two hotel towers with 509 hotel rooms;

•	Waterloo—A single-level land-based casino in Waterloo, Iowa that includes 948 slot machines, 25 table games, four poker tables and a 195-room hotel;

•

Isle of Capri Casino Hotel Lake Charles—A gaming vessel on an approximately 19 acre site in Lake Charles, Louisiana, with 1,157 slot machines, 49 table games, including 13 poker tables and two hotels offering 493 rooms;

•	Lula—Two dockside casinos in Lula, Mississippi with 885 slot machines and 21 table games, two on-site hotels with a total of 451 rooms and a 28-space RV Park;

•	Vicksburg—A dockside casino in Vicksburg, Mississippi that includes 613 slot machines, 7 table games and a hotel with a total of 89 rooms;

•	Boonville—A single-level dockside casino in Boonville, Missouri that includes 914 slot machines, 20 table games and a 140-room hotel;

•	Cape Girardeau—A dockside casino and pavilion and entertainment center in Cape Girardeau, Missouri that includes 930 slot machines, 22 table games and 4 poker tables;

•	Caruthersville—A riverboat casino located along the Mississippi River in Caruthersville, Missouri that includes 557 slot machines and nine table games;

•	Kansas City—A dockside casino located close to downtown Kansas City, Missouri offering 977 slot machines and 18 table games; and

•	Nemacolin—A casino property located on the 2,000 acre Nemacolin Woodlands Resort in Western Pennsylvania that includes 597 slot machines and 29 table games.

On August 22, 2016, Isle entered an agreement to sell Isle of Capri Casino Hotel Lake Charles for aggregate consideration of $134.5 million, subject to certain adjustments. The transaction is expected to be completed in 2017, subject to Louisiana Gaming Board approval and other customary closing conditions.

Acquisition of Isle of Capri Casinos, Inc.

On May 1, 2017, the Company completed its acquisition of Isle of Capri Casinos, Inc. pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of September 19, 2016 with Isle of Capri Casinos, Inc., a Delaware corporation (“Isle” or “Isle of Capri”), Eagle I Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of the Company, and Eagle II Acquisition Company LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (the “Isle Acquisition” or the “Isle Merger”). As a result of the Merger, Isle became a wholly-owned subsidiary of ERI and each outstanding share of Isle’s stock converted into the right to receive $23.00 in cash or 1.638 shares of ERI common stock, at the election of the applicable Isle shareholder and subject to proration such that the outstanding shares of Isle common stock were exchanged for aggregate consideration comprised of 58% cash, or $552.0 million, and 42% ERI common stock, or 28.5 million newly issued shares of ERI common stock.

Acquisition charges totaling $1.6 million, attributed to the Isle Acquisition, are reported on the accompanying statement of operations related to legal, accounting, financial advisory services and other costs during the quarter ended March 31, 2017.

In connection with the Isle Acquisition, the Company completed a debt financing transaction comprised of: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion with a (i) term loan facility of $1.45 billion and (ii) revolving credit facility of $300 million and (b) $375 million of senior unsecured notes. The proceeds of such borrowings were used (w) to pay consideration in the Isle Merger, (x) refinance all of Isle’s existing credit facilities and senior and senior subordinated notes, (y) refinance the Company’s existing credit facility and (z) pay transaction fees and expenses related to the foregoing. (See Note 6 for further discussion of the terms of such indebtedness).

Reportable Segments

For the three months ended March 31, 2017 and 2016, the Company aggregated its operating segments into three reportable segments: Eldorado Reno, Silver Legacy and Circus Reno as Nevada, Eldorado Shreveport as Louisiana, and Scioto Downs, Presque Isle Downs and Mountaineer as Eastern.

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

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results for the three months ended March 31, 2017 and 2016.

•

Severe Reno Weather – Our Nevada segment’s operations are subject to seasonal variation, with our lowest business volume generally occurring during the winter months. The northern Nevada region experienced record snowfall and severe weather conditions, including major snow storms during eleven of the fourteen weekends in the 2017 first quarter, making travel to Reno from northern California, our main feeder market, difficult or impossible due to road closures. As a result, there was a significant adverse effect on business levels, especially hotel occupancy and gaming volume, and our operating performance during the three months ended March 31, 2017 compared to the same 2016 period.

•

Execution of Cost Savings Program – Starting in the second quarter of 2015, we identified several areas to improve property level and consolidated margins through operating and cost efficiencies and exercising financial discipline throughout the Company without impacting the player experience. In addition to cost savings relating to duplicative executive compensation, legal and accounting fees and other corporate expenses that have been eliminated as a result of the MTR Merger, we have achieved savings in marketing, food and beverage costs, selling, general and administrative expenses, and other operating departments as a result of operating efficiencies and purchasing power of the combined MTR and Eldorado organization. In addition to generating incremental revenues, we have realized savings resulting from cost synergies across the Reno Tri-Properties as a result of the Reno Acquisition.

•

Property Enhancement Capital Expenditures – Property enhancement initiatives continued throughout 2016 and into 2017. At Presque Isle Downs, we opened a The Brew Brothers in May 2016 and an escalator in July to improve traffic flow to the restaurant. In June 2016, we opened a second smoking patio at Scioto Downs which features a casino bar and 119 new VLTs. In Shreveport, we completed the remodel of the second floor of the casino in December 2016 and added approximately 20 new slot machines. We continue to evaluate the offerings at Mountaineer with a goal of maintaining a positive customer experience while right sizing the property to maximize free cash flow and operational efficiencies.

In September 2016, the Company announced that it plans to invest more than $50 million in facility enhancements to Eldorado Reno, Silver Legacy and Circus Reno. Eldorado’s master plan for the three connected properties, which span eight city blocks in downtown Reno, will be phased over three years, and commenced in the fourth quarter of 2016. In addition to the renovation of our guest rooms across the Tri-Properties, each of the three resorts will introduce new restaurant concepts, reinvigorated nightlife and resort amenities. In September 2016, Silver Legacy opened a new $2.0 million 8,500 square foot sports book. Also, in the fourth quarter of 2016, we completed the renovation of the Carnival Midway and opened El Jefe’s Cantina Mexican restaurant and bar at Circus Reno. We also opened Hidden Pizza, a New York style pizza restaurant, at Eldorado Reno.

Throughout the first quarter of 2017, capital improvements continued at the Tri-Properties including the renovation of approximately 300 guest rooms at Circus Reno. Property enhancements that are either already completed or that are expected to come online prior to the end of 2017, include a new poker room and Canter’s Delicatessen at Silver Legacy, new food court with Habit Burger, Piezzetta Pizza Kitchen and Panda Express, 6,700 square foot video arcade, party rooms and bar, renovation of approximately 600 guest rooms, Kanpai Sushi and a new Madame Butterworks Café at Circus Circus Reno, renovation of approximately 160 guest rooms at Eldorado Reno and new public spaces across all three properties.

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

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016	% Change
Net revenues	$200,925	$213,566	(5.9)%
Operating income	14,149	18,263	(22.5)%
Net income	1,021	3,370	(69.7)%

Operating Results.  Net revenues decreased 5.9% for the three months ended March 31, 2017 compared to the same 2016 period primarily due to lower revenues in our Nevada segment and, to lesser extent, our Louisiana segment.

Operating income decreased 22.5% for the three months ended March 31, 2017 compared to the same 2016 period due to lower net revenues combined with acquisition charges related to the Isle Acquisition of $1.6 million and equity in loss of unconsolidated affiliate of $0.2 million related to the new hotel at Scioto Downs that opened in March 2017.

Net income decreased 69.7% for the three months ended March 31, 2017 compared to the same 2016 period due to the same factors impacting operating income. The declines in net revenues and operating income were partially offset by lower interest expense resulting from debt reductions in addition to a decrease in the provision for income taxes.

Net Revenues and Operating Income (Loss)

The following table highlights our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Three Months Ended March 31,		Operating Income (Loss) for the Three Months Ended March 31,
	2017	2016	2017	2016

Nevada	$62,701	$72,771	$1,526	$5,565
Louisiana	31,911	34,442	5,918	6,502
Eastern	106,313	106,353	15,042	13,731
Corporate	—	—	(8,337)	(7,535)
Total	$200,925	$213,566	$14,149	$18,263

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net revenues and operating expenses were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
Nevada	$34,746	$38,902	$(4,156)	(10.7)%
Louisiana	29,287	31,647	(2,360)	(7.5)%
Eastern	99,392	99,213	179	0.2%
Total Gaming and Pari-Mutuel Commissions	163,425	169,762	(6,337)	(3.7)%
Non-gaming:
Nevada	36,919	43,920	(7,001)	(15.9)%
Louisiana	8,635	9,393	(758)	(8.1)%
Eastern	10,567	11,476	(909)	(7.9)%
Total Non-gaming	56,121	64,789	(8,668)	(13.4)%
Total Gross Revenues	219,546	234,551	(15,005)	(6.4)%
Promotional allowances:
Nevada	(8,964)	(10,051)	(1,087)	(10.8)%
Louisiana	(6,011)	(6,598)	(587)	(8.9)%
Eastern	(3,646)	(4,336)	(690)	(15.9)%
Total Promotional Allowances	(18,621)	(20,985)	(2,364)	(11.3)%
Total Net Revenues	200,925	213,566	(12,641)	(5.9)%
Expenses:
Gaming and Pari-Mutuel Commissions:
Nevada	15,987	18,918	(2,931)	(15.5)%
Louisiana	15,523	17,129	(1,606)	(9.4)%
Eastern	60,150	61,539	(1,389)	(2.3)%
Total Gaming and Pari-Mutuel Commissions	91,660	97,586	(5,926)	(6.1)%
Non-gaming
Nevada	21,306	24,241	(2,935)	(12.1)%
Louisiana	1,825	1,933	(108)	(5.6)%
Eastern	6,172	6,757	(585)	(8.7)%
Total Non-gaming	29,303	32,931	(3,628)	(11.0)%

Marketing and promotions	10,056	9,574	482	5.0%
General and administrative	31,775	31,655	120	0.4%
Corporate	6,574	6,904	(330)	(4.8)%
Depreciation and amortization	15,604	16,204	(600)	(3.7)%
Total Operating Expenses	$184,972	$194,854	$(9,882)	(5.1)%

Gaming Revenues and Pari-Mutuel Commissions.  Gaming revenues declined 3.7% for the three months ended March 31, 2017 compared to the same 2016 period primarily due to a decrease in Nevada gaming revenues and, to a lesser extent, lower gaming revenues in Louisiana. The decline in Nevada gaming revenues was mainly attributable to the severe weather the northern Nevada region experienced throughout the first quarter of 2017 that resulted in limited access from our main feeder markets. Reductions in gaming volume driven by decreased high-end play, the continued weakness in the energy sector which negatively impacted the Shreveport market and a lower table games hold percentage contributed to the declines in gaming revenues in our Louisiana segment. The Eastern segment recorded a 0.2% increase in gaming revenues and pari-mutuel commissions for the three months ended March 31, 2017 compared to the same 2016 period mainly due to increased gaming revenues at Scioto Downs partially offset by decreases at Presque Isle Downs and Mountaineer.

Non-gaming Revenues.  Non-gaming revenues decreased 13.4% for the three months ended March 31, 2017 compared to the same 2016 period. The Nevada segment declined 15.9% for the three months ended March 31, 2017 compared to the same 2016 period principally due to lower hotel, food and beverage revenues resulting from reduced customer traffic resulting from severe weather and closure of the Eldorado showroom during the 2017 period. Additionally, the Nevada segment was impacted by restaurant closures associated with renovations, our hotel room remodel project and disruption caused by the construction occurring throughout the first quarter of 2017. The Louisiana segment reported an 8.1% decrease in non-gaming revenues for the three months ended March 31, 2017 compared to the same 2016 period primarily due to decreased food and beverage revenues associated with revisions to complimentary food offers. The Eastern segment posted a 7.9% decrease for the three months ended March 31, 2017 compared to the same 2016 period in non-gaming revenues primarily due to decreased food and beverage revenues at Mountaineer and Presque Isle resulting from reductions in complimentary food offerings and the consolidation of restaurants in an effort to maximize capacity utilization.

Promotional Allowances.  Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, decreased to 11.4% for the three months ended March 31, 2017 compared to 12.4% for the same 2016 period. Nevada promotional allowances, as a percentage of gaming revenues, remained flat at 25.8% for the three months ended March 31, 2017 and 2016. Louisiana promotional allowances, as a percentage of gaming revenues, decreased to 20.5% for the three months ended March 31, 2017 from 20.8% in the same 2016 period. Eastern promotional allowances for the three months ended March 31, 2017 decreased to 3.7% as a percentage of the segment’s gaming revenues and pari-mutuel commissions compared to 4.4% in the 2016 period due to strategic revisions to promotional offers.

Gaming Expenses and Pari-Mutuel Commissions.  Nevada gaming expenses decreased 15.5% for the three months ended March 31, 2017 compared to the same 2016 period primarily due to decreases in gaming volume combined with savings initiatives targeted at reducing variable expenses along with continued synergies related to the integration of the Tri-properties. Louisiana gaming expenses decreased 9.4% for the three months ended March 31, 2017 compared to the same 2016 period in conjunction with lower gaming revenues combined with efforts to reduce variable operating costs. The Eastern segment’s gaming expenses and pari-mutuel commissions decreased 2.3% for the three months ended March 31, 2017 compared to the same 2016 period despite an increase in associated gaming revenues. Gaming margins improved across all segments for the three months ended March 31, 2017 compared to the same 2016 period due to successful efforts to control costs and maximize departmental profit.

Non-gaming Expenses.  Non-gaming expenses decreased 11.0% for the three months ended March 31, 2017 compared to the same 2016 period and was driven by lower Nevada non-gaming expenses due to declines in visitor volume associated with severe weather. Non-gaming expenses in Louisiana declined 5.6% in conjunction with lower non-gaming revenues, while the Eastern segment decreased 8.7% for the three months ended March 31, 2017 compared to the same 2016 period primarily resulting from efforts to control non-gaming expenses including cost of sales, payroll and supplies.

Marketing and Promotions Expenses.  Consolidated marketing and promotions expense increased 5.0% for the three months ended March 31, 2017 compared to the same 2016 period. This increase was primarily attributable to increased expenses resulting from higher internet advertising spend, costs associated with our new club launch in Nevada, new television media production in Nevada promoting new product offerings and a shift in marketing spend to targeted direct mail and promotional offers across all segments.

General and Administrative Expenses.  Total general and administrative expenses increased slightly for the three months ended March 31, 2017 compared to the same 2016 period primarily due to higher expenses associated with information systems maintenance contracts and professional services. These incremental costs resulted from information technology infrastructure projects targeted at consolidating systems for future savings and efficiencies.

Corporate Expenses.  Corporate expenses totaled $6.6 million for the three months ended March 31, 2017 compared to $6.9 million for the same 2016 period, and declined primarily due to $1.4 million of severance costs recorded during the three months ended March 31, 2016. This decrease was partially offset by an increase in stock compensation expense for the three months ended March 31, 2017 compared to the same 2016 period due to the three year vesting schedule associated with our long-term incentive plan established in 2015 resulting in two years of grants and related expense in the current period versus one year of grants and related expense in the same 2016 period.

Depreciation and Amortization Expense.  Total depreciation and amortization expense decreased 3.7% for the three months ended March 31, 2017 compared to the same 2016 period mainly due to lower depreciation in the Nevada segment due to assets becoming fully depreciated. The Nevada, Louisiana and Eastern segments contributed $4.6 million, $1.9 million and $8.9 million, respectively, of depreciation and amortization expense for the three months ended March 31, 2017 compared to $5.5 million, $1.9 million and $8.7 million in the same 2016 period, respectively.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three Months Ended March 31, 2017 and 2016

Adjusted EBITDA (defined below), a non GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock based compensation, (gain) loss on the sale or disposal of property, severance expenses, equity in income of unconsolidated affiliate, acquisition charges, S-1 expenses and other regulatory gaming assessments, including the impact of the change in regulatory reporting requirements, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with US GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for our operating segments for the three months ended March 31, 2017 and 2016, in addition to reconciling Adjusted EBITDA to operating income (loss) in accordance with US GAAP (unaudited, in thousands):

	Three Months Ended March 31, 2017
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (3)	Severance Expense	Other (4)	Adjusted EBITDA
Nevada	$1,526	$4,643	$—	$—	$160	$—	$6,329
Louisiana	5,918	1,932	—	—	—	—	7,850
Eastern	15,042	8,880	—	—	—	156	24,078
Corporate	(8,337)	149	1,733	1,614	(11)	—	(4,852)
Total	$14,149	$15,604	$1,733	$1,614	$149	$156	$33,405

	Three Months Ended March 31, 2016
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation (2)	Transaction Expenses (3)	Severance Expense	Other (4)	Adjusted EBITDA
Nevada	$5,565	$5,463	$—	$—	$—	$(34)	$10,994
Louisiana	6,502	1,946	—	—	—	(1)	8,447
Eastern (1)	13,731	8,684	—	—	—	491	22,906
Corporate	(7,535)	111	1,454	518	1,445	—	(4,007)
Total	$18,263	$16,204	$1,454	$518	$1,445	$456	$38,340

(1)

Effective January 1, 2016, the Ohio Lottery Commission enacted a regulatory change which resulted in the establishment of a $1.0 million progressive slot liability and a corresponding decrease in net slot win during the first quarter of 2016. The changes are non-cash and related primarily to prior years. The net non-cash impact to Adjusted EBITDA was $0.6 million for the three months ended March 31, 2016.

(2)

Included in stock-based compensation expense for the three months ended March 31, 2016 is $0.5 million of additional stock-based compensation expense as a result of severance related to restricted stock units becoming fully vested during the three months ended March 31, 2016.

(3)

Transaction expenses for the three months ended March 31, 2017 represent acquisition costs related to the Isle Acquisition. Transaction expenses for the three months ended March 31, 2016 represent acquisition costs related to the Reno Acquisition and includes a credit of $2.0 thousand related to S-1 offering costs.

(4)

Other is comprised of (gain) loss on the sale or disposal of property, equity in loss of unconsolidated affiliate and other regulatory gaming assessments, including the item listed in footnote (1) above.

Liquidity and Capital Resources

The primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings under our revolving credit facility and proceeds from the issuance of debt securities.

We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties and servicing our outstanding indebtedness. During the remainder of 2017, we plan to spend $86.3 million on capital expenditures, $80.0 million to pay interest on our outstanding indebtedness and $10.9 million for principal payments on our term loan. We closed on the Isle Acquisition on May 1, 2017 and paid $552.0 million in cash consideration in the Isle Acquisition, refinanced the outstanding Isle indebtedness and paid expenses related to the Isle Acquisition with proceeds from borrowings under the financing described below. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements, and service our outstanding indebtedness for the foreseeable future.

ERI is a holding company and its only significant assets are ownership interests in its subsidiaries. ERI’s ability to fund its obligations depends on the cash flow of its subsidiaries and the ability of its subsidiaries to distribute or otherwise make funds available to ERI.

At March 31, 2017, we had consolidated cash and cash equivalents of $46.6 million, including restricted cash of $2.1 million. We also had $376.8 million in escrow cash related to the Isle Acquisition.

Operating Cash Flow.  For the three months ended March 31, 2017, cash flows provided by operating activities totaled $5.5 million compared to $10.9 million during the same 2016 period. The decrease in operating cash was primarily due to the decrease in net income and acquisition costs which were partially offset by lower interest expense and changes in the balance sheet accounts in the normal course of business.

Investing Cash Flow.  Net cash flows used in investing activities totaled $383.1 million for the three months ended March 31, 2017 compared to $8.7 million for the same prior year period. Net cash flows used in investing activities for the three months ended March 31, 2017, primarily consisted of $376.8 million related to escrowed funds associated with the Isle of Capri acquisition which closed on May 1, 2017, and $6.2 million in capital expenditures for various property enhancement and maintenance projects and equipment purchases.

Financing Cash Flow.  Net cash flows used in financing activities for the three months ended March 31, 2017, totaled $361.1 million and primarily consisted of $375 million proceeds from the issuance of 6% Senior Notes, net payments totaling $6.0 million on the Revolving Credit Facility and $1.1 million in payments on the Term Loan.

Capital Expenditures

For the three months ended March 31, 2017, additions to property and equipment aggregated $6.2 million, which included $4.2 million in Nevada, $0.5 million in Louisiana, $1.4 million attributable to the Eastern properties, and $0.1 million at corporate.

Under legislation approved by the state of West Virginia in July 2011, Mountaineer participates in a modernization fund which provides for reimbursement from amounts paid to the West Virginia Lottery Commission in an amount equal to $1 for each $2 expended for certain qualifying capital expenditures having a useful life of more than three years and placed into service after July 1, 2011. Qualifying capital expenditures include the purchase of slot machines and related equipment to the extent such slot machines are retained by Mountaineer at its West Virginia location for not less than five years. Any unexpended balance from a given fiscal year will be available for one additional fiscal year, after which time the remaining unused balance carried forward will be forfeited. As of March 31, 2017, Mountaineer remains eligible for $3.4 million under annual modernization fund grants that expire in varying dates through June 30, 2018. We can make no assurances Mountaineer will be able to make qualifying capital expenditure purchases sufficient to receive reimbursement of the available funds prior to their expiration nor that the modernization funds will continue to be available. No reimbursements from the state of West Virginia were received during the three months ended March 31, 2017.

We anticipate spending on capital expenditures for the remainder of 2017 to be approximately $86.3 million.

Debt Obligations

7% Senior Notes

On July 23, 2015, the Company issued $375.0 million in aggregate principal amount of 7.0% senior notes due 2023 (the “7% Senior Notes”) pursuant to the indenture, dated as of July 23, 2015 (the “Indenture”), at an issue price equal to 100.0% of the aggregate principal amount of the 7% Senior Notes. The 7% Senior Notes are guaranteed by all of the Company’s direct and indirect restricted subsidiaries. CC-Reno, LLC and the Silver Legacy Joint Venture became guarantors in June 2016 upon receipt of gaming approval which occurred in May 2016. The 7% Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

On or after August 1, 2018, the Company may redeem all or a portion of the 7% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 7% Senior Notes redeemed, to the applicable redemption date, if redeemed during the twelve month period beginning on August 1 of the years indicated below:

Year	Percentage
2018	105.250%
2019	103.500%
2020	101.750%
2021 and thereafter	100.000%

Prior to August 1, 2018, the Company may redeem all or a portion of the 7% Senior Notes at a price equal to 100% of the 7% Senior Notes redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to August 1, 2018, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the 7% Senior Notes with proceeds of certain equity financings at a redemption price equal to 107% of the principal amount of the 7% Senior Notes redeemed, plus accrued and unpaid interest. If the Company experiences certain change of control events (as defined in the Indenture), it must offer to repurchase the 7% Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the 7% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. The 7% Senior Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The Indenture contains certain covenants limiting, among other things, the Company’s ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

•	pay dividends or distributions or make certain other restricted payments or investments;
•	incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the 7% Senior Notes or the guarantees of the 7% Senior Notes;
•	create liens;
•	transfer and sell assets;
•	merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of the Company’s assets;
•	enter into certain transactions with affiliates;
•	engage in lines of business other than the Company’s core business and related businesses; and
•	create restrictions on dividends or other payments by restricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 7% Senior Notes to be declared due and payable. As of March 31, 2017, the Company was in compliance with all of the covenants under the Indenture relating to the 7% Senior Notes.

6% Senior Notes

On March 29, 2017, Eagle II Acquisition Company LLC (“Eagle II”), a wholly-owned subsidiary of the Company, issued $375.0 million aggregate principal amount of 6% Senior Notes due 2025 (the “6% Senior Notes”) pursuant to an indenture, dated as of March 29, 2017 (the “New Indenture”), between Eagle II and U.S. Bank, National Association, as Trustee. The 6% Senior Notes will mature on April 1, 2025, with interest payable semi-annually in arrears on April 1 and October 1, commencing October 1, 2017. The proceeds of the offering, and additional funds in the amount of $1.9 million in respect of interest expected to be accrued on the 6% Notes, were placed in escrow pending satisfaction of certain conditions, including consummation of the Isle Acquisition. In connection with the consummation of the Isle Acquisition on May 1, 2017, the escrowed funds were released and ERI assumed Eagle II’s obligations under the 6% Senior Notes and the New Indenture and certain of ERI’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of ERI’s obligations under the 6% Senior Notes.

On or after April 1, 2020, the Issuer may redeem all or a portion of the 6% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 6% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below:

Year	Percentage
2020	104.500%
2021	103.000%
2022	101.500%
2023 and thereafter	100.000%

Prior to April 1, 2020, the Company may redeem all or a portion of the 6% Senior Notes at a price equal to 100% of the 6% Senior Notes redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to August 1, 2018, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the 6% Senior Notes with proceeds of certain equity financings at a redemption price equal to 106% of the principal amount of the 6% Senior Notes redeemed, plus accrued and unpaid interest. If the Company experiences certain change of control events (as defined in the Indenture), it must offer to repurchase the 6% Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the 6% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

The 6% Senior Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The New Indenture contains certain covenants limiting, among other things, the Company’s ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

•	pay dividends or distributions or make certain other restricted payments or investments;
•	incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the 6% Senior Notes or the guarantees of the 6% Senior Notes;
•	create liens;
•	transfer and sell assets;
•	merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of the Company’s assets;
•	enter into certain transactions with affiliates;
•	engage in lines of business other than the Company’s core business and related businesses; and
•	create restrictions on dividends or other payments by restricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6% Senior Notes to be declared due and payable. As of March 31, 2017, the Company was in compliance with all of the covenants under the Indenture relating to the 6% Senior Notes.

Credit Facility

On July 23, 2015, the Company entered into a $425.0 million seven year term loan (the “Term Loan”) and a $150.0 million five year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”).

As of March 31, 2017, the Company had $417.6 million outstanding on the Term Loan and $23.0 million in borrowings outstanding under the Revolving Credit Facility. The Company had $127.0 million of available borrowing capacity under its Revolving Credit Facility as of March 31, 2017. At March 31, 2017, the interest rate on the Term Loan was 4.25% and the weighted average interest rate on the Revolving Credit Facility was 6.0% based upon the weighted average interest rate of borrowings outstanding on our Revolving Credit Facility as of March 31, 2017. Borrowings under the Revolving Credit Facility bear interest at a rate per annum of, at the Company’s option, either LIBOR or base rate plus a an applicable spread..

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

The credit agreement governing the Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the 7% Senior Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor. As of March 31, 2017, the Company was in compliance with the covenants under the Credit Facility.

On May 1, 2017, all of the outstanding amounts under the Credit Facility were repaid with proceeds of borrowings under the New Credit Facility and the Credit Facility was terminated.

New Credit Facility

On April 17, 2017, Eagle II entered a new Credit Agreement by and among Eagle II, as initial borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (the “New Credit Facility”), consisting of a $1.45 billion term loan facility (the “New Term Loan Facility”) and a $300.0 million revolving credit facility (the “New Revolving Credit Facility”), which was undrawn at closing. The proceeds of the New Term Loan Facility, and additional funds in the amount of $4.5 million in respect of interest expected to be accrued on the New Term Loan Facility, were placed in escrow pending satisfaction of certain conditions, including consummation of the Isle Acquisition. In connection with the consummation of the Isle Acquisition on May 1, 2017, the escrowed funds were released and ERI assumed Eagle II’s obligations under the New Credit Facility and certain of ERI’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of ERI’s obligations under the New Credit Facility.

The Company applied the net proceeds of the New Term Loan Facility and borrowings under the New Revolving Credit Facility totaling $135 million, together with the proceeds of the 6% Senior Notes, and cash on hand, to (i) pay the cash portion of the consideration payable in the Isle Acquisition, (ii) refinance all of the debt outstanding under Isle’s existing credit facility, (iii) redeem or otherwise repurchase all of Isle’s outstanding 5.875% Senior Notes due 2021 and 8.875% Senior Subordinated Notes due 2020, (iv) repay all amounts outstanding under the Company’s Credit Facility and (v) pay fees and costs associated with the Isle Acquisition and such financing transactions.

The Company’s obligations under the New Revolving Credit Facility will mature on April 17, 2022. The Company’s obligations under the New Term Loan Facility will mature on April 17, 2024. The Company will be required to make quarterly principal payments in an amount equal to $3,625,000 on the New Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017. In addition, the Company will be required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the New Credit Facility.

The interest rate per annum applicable to loans under the New Revolving Credit Facility are, at our option, either (i) LIBOR plus a margin ranging from 1.75% to 2.50% or (ii) a base rate plus a margin ranging from 0.75% to 1.50%, which margin will be based on our total leverage ratio. The interest rate per annum applicable to the loans under the New Term Loan Facility will be, at our option, either (i) LIBOR plus 2.25%, or (ii) a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00% over the term of the New Term Loan Facility or the New Revolving Credit Facility. Additionally, we will be subject to fees on the unused portion of the New Revolving Credit Facility. The initial margin applicable to the New Revolving Credit Facility for LIBOR loans and base rate loans is expected to be 2.25% and 1.25%, respectively.

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

The New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the subsidiary guarantors to incur debt; create liens on collateral; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; or modify their lines of business.

The New Credit Facility also includes certain financial covenants, including the requirements that we maintain throughout the term of the New Credit Facility and measured as of the end of each fiscal quarter, and solely with respect to loans under the New Revolving Credit Facility, a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 for the period beginning on the closing date and ending with the fiscal quarter ending December 31, 2018, 6.00 to 1.00 for the period beginning with the fiscal quarter ending January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 5.50 to 1.00 for the period beginning with the fiscal quarter ending January 1, 2020 and thereafter. The Company will also be required to maintain an interest coverage ratio in an amount not less than 2.00 to 1.00 measured on the last day of each fiscal quarter beginning on the closing date, and ending with the fiscal quarter ending December 31, 2018, 2.50 to 1.00 for the period beginning with the fiscal quarter ending January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 2.75 to 1.00 for the period beginning with the fiscal quarter ending January 1, 2020 and thereafter.

The New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to our other indebtedness including the Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts outstanding thereunder and taking all actions permitted to be taken by a secured creditor.

Contractual Obligations

Other than the previously discussed 6% Senior Notes and New Credit Facility, there have been no material changes during the three months ended March 31, 2017 to our contractual obligations as disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2016.

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

The Pennsylvania Department of Revenue will assess all licensees, including Presque Isle Downs, their proportionate share of amounts represented by the borrowings, which are in the aggregate amount of $99.9 million, once the designated number of Pennsylvania’s slot machine licensees is operational. On July 11, 2011, the PGCB issued an administrative order which established that payments associated with the $63.8 million that was borrowed from the Property Tax Reserve Fund would commence on January 1, 2012. The repayment allocation between all current licensees is based upon equal weighting of (1) cumulative gross slot revenue since inception in relation to the combined cumulative gross slot revenue for all licensees and (2) single year gross slot revenue (during the state’s fiscal year ending June 30) in relation to the combined single year gross slot revenue for all licensees; and amounts paid each year will be adjusted annually based upon changes in the licensee’s proportionate share of gross slot revenue. We have estimated that our total proportionate share of the aggregate $63.8 million to be assessed to the gaming facilities will be $4.0 million and will be paid quarterly over a ten‑year period, which began effective January 1, 2012. For the $36.1 million that was borrowed from the General Fund, payment is scheduled to begin after all fourteen licensees are operational. Although we cannot determine when payment will begin, it has considered a similar repayment model for the General Fund borrowings and estimated that its total proportionate share of the aggregate $36.1 million to all fourteen gaming facilities will approximate $1.9 million, which has been accrued in the accompanying consolidated balance sheet at March 31, 2017 and December 31, 2016.

The recorded estimate relative to the Property Tax Reserve Fund is subject to revision based upon future changes in the revenue assumptions utilized to develop the estimate. The estimated total obligation at March 31, 2017 and December 31, 2016, was $4.1 million, of which the residual total amount, both current and long-term, of $1.7 million and $1.8 million at March 31, 2017 and December 31, 2016, respectively, are appropriately accrued in the accompanying consolidated balance sheet. The Company paid $0.1 million for the three months ended March 31, 2017.

We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in “Part II, Item 1. Legal Proceedings” and Note 10 to our unaudited consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies

Our critical accounting policies disclosures are included in our Annual Report on Form 10‑K for the year ended December 31, 2016. We believe there have been no material changes since December 31, 2016. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Off‑Balance Sheet Arrangements

We are not party to any off‑balance sheet arrangements.

Cautionary Statement Regarding Forward‑Looking Information

This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward‑looking statements. Forward‑looking statements in this report include, among other things, statements concerning:

•	projections of future results of operations or financial condition;
•	expectations regarding our business and results of operations of our existing casino properties and prospects for future development;
•	expenses and our ability to operate efficiently and our ability to achieve benefits and synergies associated with the Isle Acquisition;

•	expectations regarding trends that will affect our market and the gaming industry generally and the impact of those trends on our business and results of operations;
•	our ability to comply with the covenants in the agreements governing our outstanding indebtedness;
•	our ability to meet our projected debt service obligations, operating expenses, and maintenance capital expenditures;
•	expectations regarding availability of capital resources;
•	our intention to pursue development opportunities and acquisitions and obtain financing for such development and acquisitions; and
•	the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects.

Any forward‑looking statement is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of operations may vary materially from any forward‑looking statement made herein. Forward‑looking statements should not be regarded as a representation by us or any other person that the forward‑looking statements will be achieved. Undue reliance should not be placed on any forward‑looking statements. Some of the contingencies and uncertainties to which any forward‑looking statement contained herein is subject include, but are not limited to, the following:

•

our substantial indebtedness, including indebtedness incurred in connection with the Isle Acquisition, and significant financial commitments could adversely affect our results of operations and our ability to service such obligations;

•	restrictions and limitations in agreements governing our debt could significantly affect our ability to operate our business and our liquidity;
•	our facilities operate in very competitive environments and we face increasing competition;
•	the ability to successfully integrate ERI’s and Isle’s operations, technologies and employees;
•	the ability to realize growth opportunities and cost synergies from the Isle Merger, and any future acquisitions, in a timely manner or at all;
•	our operations are particularly sensitive to reductions in discretionary consumer spending and are affected by changes in general economic and market conditions;
•	our gaming operations are highly regulated by governmental authorities and the cost of complying or the impact of failing to comply with such regulations;
•	changes in gaming taxes and fees in jurisdictions in which we operate;
•	risks relating to pending claims or future claims that may be brought against us;
•	changes in interest rates and capital and credit markets;
•	our ability to comply with certain covenants in our debt documents;
•	the effect of disruptions to our information technology and other systems and infrastructure;
•	construction factors relating to maintenance and expansion of operations;
•	our ability to attract and retain customers;
•	weather or road conditions limiting access to our properties;
•	the effect of war, terrorist activity, natural disasters and other catastrophic events;
•	the intense competition to attract and retain management and key employees in the gaming industry; and
•	the other factors set forth in Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2016.

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

As of March 31, 2017, our long‑term variable‑rate borrowings totaled $440.6 million comprised of $417.6 million under the Term Loan and $23.0 million under the Revolving Credit Facility and represented approximately 54% of our long‑term debt.

There was no material change in interest rate risk for the three months ended March 31, 2017.

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

Legal matters are discussed in greater detail in “Part I, Item 3. Legal Proceedings” and Note 16 to our Consolidated Financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2016.

ITEM 1A.	RISK FACTORS

A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2016. There have been no material changes to those risk factors during the three months ended March 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.
Exhibit Number	Description of Exhibit	Method of Filing

4.1	Third Supplemental Indenture, dated March 16, 2017 among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association	Previously filed on Form 8-K filed on March 22, 2017

4.2	Indenture dated as of March 29, 2017, by and between Eagle II Acquisition Company LLC and U.S. Bank, National Association.	Previously filed on Form 8-K filed on March 29, 2017

10.1

Amendment No. 1 to Credit Agreement, dated as of March 28, 2017, by and among Eldorado Resorts, Inc., a Nevada corporation, the Guarantors party thereto, certain Lenders that executed and delivered a Consent to the Amendment, and JPMorgan Chase Bank, N.A., as administrative agent.

Previously filed on Form 8-K filed on March 29, 2017

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

ELDORADO RESORTS, INC.

Date: May 9, 2017	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer and Chairman of the Board

Date: May 9, 2017	/s/ Thomas R. Reeg
Thomas R. Reeg
President and Chief Financial Officer
(Principal Financial Officer)