Form 10-Q
period 2017-06-30
Eldorado Resorts, Inc.
filed 2017-08-14
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of August 4, 2017 was 76,676,607.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2017

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,624	$61,029
Restricted cash	22,566	2,414
Marketable securities	17,437	—
Accounts receivable, net	21,862	14,694
Inventories	17,067	11,055
Prepaid income taxes	5,304	69
Prepaid expenses and other	31,117	12,492
Assets held for sale	143,592	—
Total current assets	362,569	101,753
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES	1,005	1,286
PROPERTY AND EQUIPMENT, NET	1,455,811	612,342
GAMING LICENSES AND OTHER INTANGIBLES, NET	956,690	487,498
GOODWILL	746,482	66,826
NON-OPERATING REAL PROPERTY	18,069	14,219
OTHER ASSETS, NET	17,314	10,120
Total assets	$3,557,940	$1,294,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$15,568	$4,545
Accounts payable	30,547	21,576
Due to affiliates	—	259
Accrued property, gaming and other taxes	32,793	18,790
Accrued payroll and related	62,859	14,588
Accrued interest	22,944	14,634
Deferred proceeds for assets held for sale	20,000	—
Accrued other liabilities	62,200	27,648
Liabilities related to assets held for sale	5,449	—
Total current liabilities	252,360	102,040
LONG-TERM DEBT, LESS CURRENT PORTION	2,211,023	795,881
DEFERRED INCOME TAXES	239,510	90,385
OTHER LONG-TERM LIABILITIES	30,123	7,287
	2,733,016	995,593
COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)
STOCKHOLDERS' EQUITY:
Common stock, 100,000,000 shares authorized, 76,625,525 and 47,105,744 issued and outstanding, par value $0.00001 as of June 30, 2017 and December 31, 2016, respectively	—	—
Paid-in capital	745,659	173,879
Retained earnings	79,253	124,560
Accumulated other comprehensive income	12	12
Total stockholders’ equity	824,924	298,451
Total liabilities and stockholders’ equity	$3,557,940	$1,294,044

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES:
Casino	$298,182	$178,459	$460,966	$347,537
Pari-mutuel commissions	4,143	2,893	4,784	3,577
Food and beverage	46,438	36,967	75,951	70,706
Hotel	28,924	25,677	46,937	45,842
Other	11,550	11,014	20,145	21,899
	389,237	255,010	608,783	489,561
Less-promotional allowances	(34,057)	(23,695)	(52,678)	(44,680)
Net operating revenues	355,180	231,315	556,105	444,881
EXPENSES:
Casino	152,417	100,374	242,870	196,636
Pari-mutuel commissions	4,874	2,931	6,081	4,255
Food and beverage	22,834	20,783	40,255	40,511
Hotel	8,026	7,979	14,629	15,108
Other	5,644	6,618	10,923	12,692
Marketing and promotions	20,158	9,766	30,214	19,341
General and administrative	55,379	32,380	87,154	64,035
Corporate	7,442	4,354	14,016	11,258
Depreciation and amortization	24,909	15,583	40,513	31,787
Total operating expenses	301,683	200,768	486,655	395,623
LOSS ON SALE OF ASSET OR DISPOSAL OF PROPERTY	(89)	(836)	(57)	(765)
ACQUISITION CHARGES	(85,464)	(56)	(87,078)	(576)
EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE	(60)	—	(282)	—
OPERATING (LOSS) INCOME	(32,116)	29,655	(17,967)	47,917
OTHER EXPENSE:
Interest expense, net	(27,527)	(12,795)	(40,197)	(25,786)
Loss on early retirement of debt, net	(27,317)	(89)	(27,317)	(155)
Total other expense	(54,844)	(12,884)	(67,514)	(25,941)
NET (LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(86,960)	16,771	(85,481)	21,976
BENEFIT (PROVISION) FOR INCOME TAXES	39,677	(5,980)	39,219	(7,816)
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(47,283)	10,791	(46,262)	14,160
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	955	—	955	—
NET (LOSS) INCOME	$(46,328)	$10,791	$(45,307)	$14,160

(Loss) income per common share attributable to common stockholders - basic:
Net (loss) income from continuing operations	$(0.70)	$0.23	$(0.81)	$0.30
Income from discontinued operations, net of income taxes	0.01	—	0.02	—
Net (loss) income attributable to common stockholders	$(0.69)	$0.23	$(0.79)	$0.30

(Loss) income per common share attributable to common stockholders - diluted:
Net (loss) income from continuing operations	$(0.70)	$0.23	$(0.81)	$0.30
Income from discontinued operations, net of income taxes	0.01	—	0.02	—
Net (loss) income attributable to common stockholders	$(0.69)	$0.23	$(0.79)	$0.30

Weighted Average Basic Shares Outstanding	67,453,095	47,071,608	57,405,834	46,966,391
Weighted Average Diluted Shares Outstanding	68,469,191	47,721,075	58,339,438	47,591,958

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET (LOSS) INCOME	$(46,328)	$10,791	$(45,307)	$14,160
Other Comprehensive Income, net of tax:
Other Comprehensive Income	—	—	—	—
Comprehensive (Loss) Income, net of tax	$(46,328)	$10,791	$(45,307)	$14,160

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(45,307)	$14,160
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	40,513	31,787
Amortization of deferred financing costs	3,034	1,754
Equity in loss of unconsolidated affiliate	282	—
Loss on early extinguishment of debt	27,317	155
Change in fair value of acquisition related contingencies	37	1
Stock compensation expense	3,062	2,033
Loss on disposal of assets	57	765
Provision for bad debts	756	329
(Benefit) provision for income taxes	(38,001)	7,052
Change in operating assets and liabilities:
Restricted cash	481	1,401
Sale of trading securities	295	—
Accounts receivable	4,037	(4,872)
Inventory	(630)	46
Prepaid expenses and other assets	1,605	(2,835)
Interest payable	8,310	(748)
Income taxes receivable/payable	(197)	—
Accounts payable and accrued liabilities	(2,126)	(2,372)
Net cash provided by operating activities	3,525	48,656
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(29,824)	(20,345)
Restricted cash	100	—
Proceeds from sale of property and equipment	—	1,551
Net cash used in business combinations	(1,343,659)	(491)
Reimbursement of capital expenditures from West Virginia regulatory authorities	—	3,676
Decrease in other assets, net	—	177
Net cash used in investing activities	(1,373,383)	(15,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of New Term Loan	1,450,000	—
Proceeds from issuance of 6% Senior Notes	375,000	—
Payments under Term Loan	(1,062)	(2,125)
Payments under New Term Loan	(3,625)	—
Borrowings under New Revolving Credit Facility	148,953	—
Payments under New Revolving Credit Facility	(58,953)	—
Borrowings under Revolving Credit Facility	41,000	(71,500)
Payments under Revolving Credit Facility	(29,000)	—
Retirement of Term Loan	(417,563)	—
Retirement of Revolving Credit Facility	(41,000)	—
Payments on capital leases	(210)	(136)
Debt issuance costs	(44,992)	(463)
Taxes paid related to net share settlement of equity awards	(8,993)	(1,178)
Proceeds from exercise of stock options	2,898	1,005
Net cash provided by (used in) financing activities	1,412,453	(74,397)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,595	(41,173)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	61,029	78,278
CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,624	$37,105
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$30,742	$24,760
Cash paid during period for income taxes	589	1,054
NON-CASH FINANCING ACTIVITIES
Payables for capital expenditures	(1,156)	3,612

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

Throughout the three and six months ended June 30, 2017, ERI owned and operated the following properties:

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

•

Presque Isle Downs & Casino (“Presque Isle Downs”)—A casino and live thoroughbred horse racing facility with 1,594 slot machines, 32 table games and a seven table poker room located in Erie, Pennsylvania; and

•

Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,206 video lottery terminals (“VLT”), harness racing and a 118-room third party hotel connected to Scioto Downs located 15 minutes from downtown Columbus, Ohio.

In addition, on May 1, 2017, the Company consummated its acquisition of Isle of Capri Casinos, Inc. and acquired the following properties:

•

Isle Casino Hotel—Black Hawk (“Isle Black Hawk”)—A land-based casino on an approximately 10-acre site in Black Hawk, Colorado that includes 1,086 slot machines, 25 table games, a nine table poker room and a 238-room hotel;

•

Lady Luck Casino—Black Hawk (“Lady Luck Black Hawk”)—A land-based casino across the intersection from Isle Casino Hotel in Black Hawk, Colorado, that includes 455 slot machines, 10 table games, five poker tables and a 164-room hotel with a parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk;

•

Isle Casino Racing Pompano Park (“Pompano”)—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida, that includes 1,446 slot machines and a 42 table poker room;

•

Isle Casino Bettendorf (“Bettendorf”)—A land-based single-level casino located off of Interstate 74 in Bettendorf, Iowa that includes 969 slot machines and 19 table games with two hotel towers with 509 hotel rooms;

•	Isle Casino Waterloo (“Waterloo”)—A single-level land-based casino in Waterloo, Iowa that includes 948 slot machines, 25 table games, four poker tables and a 195-room hotel;
•

Isle of Capri Casino Hotel Lake Charles (“Lake Charles”)—A gaming vessel on an approximately 19 acre site in Lake Charles, Louisiana, with 1,157 slot machines, 49 table games, including 13 poker tables and two hotels offering 493 rooms;

•	Isle of Capri Casino Lula (“Lula”)—Two dockside casinos in Lula, Mississippi with 885 slot machines and 21 table games, two on-site hotels with a total of 451 rooms and a 28-space RV Park;
•	Lady Luck Casino Vicksburg (“Vicksburg”)—A dockside casino in Vicksburg, Mississippi that includes 613 slot machines, 7 table games and a hotel with a total of 89 rooms;

•	Isle of Capri Casino Boonville (“Boonville”)—A single-level dockside casino in Boonville, Missouri that includes 914 slot machines, 20 table games and a 140-room hotel;
•	Isle Casino Cape Girardeau (“Cape Girardeau”)—A dockside casino and pavilion and entertainment center in Cape Girardeau, Missouri that includes 930 slot machines, 22 table games and 4 poker tables;
•	Lady Luck Casino Caruthersville (“Caruthersville”)—A riverboat casino located along the Mississippi River in Caruthersville, Missouri that includes 557 slot machines and nine table games;
•	Isle of Capri Casino Kansas City (“Kansas City”)—A dockside casino located close to downtown Kansas City, Missouri offering 977 slot machines and 18 table games; and
•	Lady Luck Casino Nemacolin (“Nemacolin”)—A casino property located on the 2,000-acre Nemacolin Woodlands Resort in Western Pennsylvania that includes 597 slot machines and 29 table games.

On August 22, 2016, Isle entered into an agreement to sell Lake Charles for aggregate consideration of $134.5 million, subject to certain adjustments. The transaction (the “Lake Charles Disposition”) is expected to be completed in 2017, subject to Louisiana Gaming Control Board approval and other customary closing conditions.

Acquisition of Isle of Capri Casinos, Inc.

On May 1, 2017 (the “Isle Acquisition Date”), the Company completed its acquisition of Isle of Capri Casinos, Inc. pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of September 19, 2016 with Isle of Capri Casinos, Inc., a Delaware corporation (“Isle” or “Isle of Capri”), Eagle I Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of the Company, and Eagle II Acquisition Company LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (the “Isle Acquisition” or the “Isle Merger”). As a result of the Isle Merger, Isle became a wholly-owned subsidiary of ERI and, at the effective time of the Isle Merger, each outstanding share of Isle’s stock converted into the right to receive $23.00 in cash or 1.638 shares of ERI common stock (the “Stock Consideration”), at the election of the applicable Isle shareholder and subject to proration such that the outstanding shares of Isle common stock were exchanged for aggregate consideration comprised of 58% cash, or $552.0 million, and 42% ERI common stock, or 28.5 million newly issued shares of ERI common stock. The total purchase consideration was $1.93 billion (See Note 2).

In connection with the Isle Acquisition, the Company completed a debt financing transaction comprised of: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion with a (i) term loan facility of $1.45 billion and (ii) revolving credit facility of $300.0 million and (b) $375.0 million of senior unsecured notes. The proceeds of such borrowings were used (v) to pay the cash portion of the consideration payable in the Isle Merger, (w) refinance all of Isle’s existing credit facilities, (x) redeem or otherwise repurchase all of Isle’s senior and senior subordinated notes, (y) refinance the Company’s existing credit facility and (z) pay transaction fees and expenses related to the foregoing (See Note 8 for further discussion of the refinancing transaction and terms of such indebtedness).

Acquisition charges attributed to the Isle Acquisition are reported on the accompanying income statement related to legal, accounting, financial advisory services, severance, stock awards and other costs totaling $85.5 million and $87.1 million during the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.6 million for the three and six months ended June 30, 2016. As of June 30, 2017, $0.7 million of accrued costs and expenses related to the Isle Acquisition are included in accrued other liabilities. Additionally, we recognized a loss of $26.6 million related to the extinguishment of Isle debt and the payment of interest and call premiums in conjunction with the Isle Acquisition.

The accompanying unaudited consolidated financial statements for periods prior to the Isle Acquisition Date are those of ERI and its subsidiaries. The presentation of information herein for periods prior to the Isle Acquisition Date and after the Isle Acquisition Date are not fully comparable because the results of operations for Isle are not included for periods prior to the Isle Acquisition Date. Summary financial results of Isle for the three and nine months ended January 22, 2017 are included in Isle’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (“SEC”). In conjunction with the Isle Acquisition, Isle is no longer required to file quarterly and annual reports with the SEC, and terminated its registration on May 11, 2017.

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

The executive decision maker of our Company reviews operating results, assess performance and make decisions on a “significant market” basis. The Company’s management views each of its properties as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. Prior to the Isle Acquisition, the Company’s principal operating activities occurred in three geographic regions: Nevada, Louisiana and parts of the eastern United States. The Company aggregated its operations into three reportable segments based on the similar characteristics of the operating segments within the regions in which they operated. Following the Isle Acquisition, the Company’s principal operating activities occur in four geographic regions and reportable segments based on the similar characteristics of the operating segments within the regions in which the Company operates: West, Midwest, South, and East (See Note 13 for the list of properties included in each segment for the three and six months ended June 30, 2017 and 2016).

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Summary of Significant Accounting Policies - Updates

Marketable securities consist primarily of trading securities held by the Company’s captive insurance subsidiary. The trading securities are primarily debt and equity securities that are purchased with the intention to resell in the near term. The trading securities are carried at fair value with changes in fair value recognized in current period income in the accompanying statements of operations. This accounting policy was implemented as of the Isle Acquisition Date.

Recently Issued Accounting Pronouncements – New Developments

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, which amends the scope of modification accounting for share-based payment arrangements. An entity should account for the effects of a modification unless the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The standard is effective for the financial statements issued for annual periods and interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted. We anticipate adopting this accounting standard during the first quarter of 2018, and are evaluating the impact on our consolidated financial statements.

In May 2014 (amended January 2017), FASB issued ASU No. 2014‑09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and eliminates existing industry guidance, including revenue recognition guidance specific to the gaming industry. The FASB has also recently issued several amendments to the standard, including narrow-scope improvements and practical expedients (ASU 2016-12) and clarification on accounting for and identifying performance obligations (ASU 2016-10). The core principle of the revenue model indicates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. While early adoption is permitted for interim and annual periods beginning after December 15, 2016, we anticipate adopting this standard on January 1, 2018. We are currently in the process of evaluating the full impact adoption of ASU 2014‑09 (as amended) will have on our consolidated financial statements including any new considerations with respect to the Isle Acquisition. We anticipate this new standard will likely have a material impact on our consolidated financial statements.

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

Currently, we do not have any material capital leases nor any material operating leases where we are the lessor. Our operating leases, primarily relating to certain ground leases and slot machines or video lottery terminals (VLTs), will be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption of ASU 2016-02 are still being analyzed, and we are in the process of evaluating the full effect the new guidance will have on our consolidated financial statements including any new considerations with respect to the Isle Acquisition.

Note 2. Isle Acquisition and Preliminary Purchase Price Accounting

On May 1, 2017, the Company completed its acquisition of Isle. The total purchase consideration in the Isle Merger was determined with reference to the fair value on the date of the Merger Agreement as follows:

Purchase consideration calculation (dollars in thousands, except shares and stock price)	Shares	Per share
Cash paid for outstanding Isle common stock (1)			$552,050
Shares of ERI common stock issued for Isle common stock (2)	28,468,182	$19.12	544,312
Cash paid by ERI to retire Isle's long-term debt (3)			828,000
Shares of ERI common stock for Isle equity awards (4)			10,383
Purchase consideration			$1,934,745

(1)

The cash component of the consideration represents 58% of the aggregate consideration paid in the Isle Merger. The Merger Agreement provided that Isle stockholders could elect to exchange each share of Isle common stock for either $23.00 in cash or 1.638  shares of ERI common stock, subject to proration such that the outstanding shares of Isle common stock will be exchanged for aggregate consideration comprised of 58% cash and 42% ERI common stock. See discussion of Stock Consideration component in note (2) below.

(2)

The Stock Consideration component of the consideration represents 42% of the aggregate consideration paid in the Isle Merger. The Merger Agreement provided that 58% of the aggregate consideration would be paid by ERI in cash, as described in note (1) above. The remaining 42% of the aggregate consideration was paid in shares of ERI common stock. The total Stock Consideration and per share consideration above were based on the ERI stock price on April 28, 2017 (the last business day prior to Isle Acquisition Date) which was $19.12 per share.

(3)	In addition to the cash paid to retire the principal amounts outstanding of Isle’s long-term debt, ERI paid $26.6 million in premiums and interest.
(4)

This amount represents consideration paid for the replacement of Isle’s outstanding equity awards. As discussed in Note 1, Isle’s outstanding equity awards were replaced by ERI equity awards with similar terms. A portion of the fair value of ERI awards issued represents consideration transferred, while a portion represents compensation expense based on the vesting terms of the equity awards.

Preliminary Purchase Price Accounting

The following table summarizes the preliminary accounting of the estimated purchase consideration to the identifiable assets acquired and liabilities assumed in the Isle Acquisition as of the Isle Acquisition Date, with the excess recorded as goodwill. The fair values were based on management’s analysis, including preliminary work performed by third-party valuation specialists. The following table summarizes the preliminary purchase price accounting of the acquired assets and liabilities as of June 30, 2017 (dollars in thousands):

Current and other assets, net	$134,143
Property and equipment	853,331
Goodwill	679,656
Intangible assets (i)	470,811
Other noncurrent assets	11,025
Assets held for sale	143,592
Total assets	2,292,558
Current liabilities	(138,475)
Deferred income taxes (ii)	(187,127)
Other noncurrent liabilities	(26,762)
Liabilities related to assets held for sale	(5,449)
Total liabilities	(357,813)
Net assets acquired	$1,934,745

(i)	Intangible assets consist of gaming licenses, trade names, and player relationships.
(ii)	Deferred tax liabilities were derived based on fair value adjustments for property and equipment and identified intangibles.

Valuation methodologies under both a market and income approach used for the identifiable net assets acquired in the Isle Acquisition make use of Level 1 and Level 3 inputs including quoted prices in active markets and discounted cash flows using current interest rates and are provisional pending development of a final valuation.

Trade receivables and payables, inventory and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the Acquisition Date, based on management’s judgement and estimates.

The fair value of land was determined using the market approach, which arrives at an indication of value by comparing the site being valued to sites that have been recently acquired in arm’s-length transactions. The market data is then adjusted for any significant differences, to the extent known, between the identified comparable sites and the site being valued. Building and site improvements were valued using the cost approach using a direct cost model built on estimates of replacement cost. With respect to personal property components of the assets, personal property assets with an active and identifiable secondary market such as riverboats, gaming equipment, computer equipment and vehicles were valued using the market approach. Other personal property assets such as furniture, fixtures, computer software, and restaurant equipment were valued using the cost approach which is based on replacement or reproduction costs of the asset.

The cost approach is an estimation of fair value developed by computing the current cost of replacing a property and subtracting any depreciation resulting from one or more of the following factors: physical deterioration, functional obsolescence, and/or economic obsolescence. The income approach incorporates all tangible and intangible property and served as a ceiling for the fair values of the acquired assets of the ongoing business enterprise, while still taking into account the premise of highest and best use. In the instance where the business enterprise value developed via the income approach was exceeded by the initial fair values of the underlying assets, an adjustment to reflect economic obsolescence was made to the tangible assets on a pro rata basis to reflect the contributory value of each individual asset to the enterprise as a whole.

The fair value of the gaming licenses was determined using the excess earnings or replacement cost methodology based on the respective states’ legislation. The excess earnings methodology, which is an income approach methodology that allocates the projected cash flows of the business to the gaming license intangible assets less charges for the use of other identifiable assets of Isle including working capital, fixed assets and other intangible assets. This methodology was considered appropriate as the gaming licenses are the primary asset of Isle and the licenses are linked to each respective facility. Under the respective state’s gaming legislation, the property specific licenses can only be acquired if a theoretical buyer were to acquire each existing facility. The existing licenses could not be acquired and used for a different facility. The properties’ estimated future cash flows were the primary assumption in the respective valuations. Cash flow estimates included net gaming revenue, gaming operating expenses, general and administrative expenses, and tax expense. The replacement cost methodology is a cost approach methodology based on replacement or reproduction cost of the gaming license as an indicator of fair value.

Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, ERI would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, ERI avoids any such payments and record the related intangible value of ERI’s ownership of the brand name. The primary assumptions in the valuation included revenue, pre-tax royalty rate, and tax expense.

ERI has preliminarily assigned an indefinite useful life to the gaming licenses, in accordance with its review of the applicable guidance of ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”). The standard required ERI to consider, among other things, the expected use of the asset, the expected useful life of other related asset or asset group, any legal, regulatory, or contractual provisions that may limit the useful life, ERI’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, ERI determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. The acquired Isle properties currently have licenses in Pennsylvania, Iowa, Missouri, Mississippi, Florida and Colorado. The renewal of each state’s gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state’s gaming regulator, and meeting certain inspection requirements. However, ERI’s historical experience has not indicated, nor does ERI expect, any limitations regarding its ability to continue to renew each license. No other competitive, contractual, or economic factor limits the useful lives of these assets. Accordingly, ERI has preliminarily concluded that the useful lives of these licenses are indefinite.

For the period from the Isle Acquisition Date through June 30, 2017, Isle generated net revenue of $134.3 million and net income of $5.3 million.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the results of operations of the Company for the six months ended June 30, 2017 and 2016, which give effect to the Isle Acquisition, the Lake Charles Disposition, and Isle’s sale of the Lady Luck Casino Marquette, which closed on March 13, 2017, as if each of such transactions had occurred on January 1, 2016 (in thousands):

	Six Months Ended
	June 30, 2017	June 30, 2016
Net revenues	$847,124	$877,058
Net income (loss) from continuing operations	48,018	(14,084)
Net income (loss)	52,972	(8,854)

These pro forma results do not necessarily represent the results of operations that would have been achieved if the Isle Acquisition had taken place on January 1, 2016, nor are they indicative of the results of operations for future periods. The pro forma amounts include the historical operating results of the Company and Isle prior to the Isle Acquisition, with adjustments factually supportable and directly attributable to the Isle Acquisition.

Note 3. Discontinued Operations

On August 22, 2016, Isle entered into a definitive agreement to sell its casino and hotel property in Lake Charles, Louisiana, for $134.5 million, subject to a customary purchase price adjustment, to an affiliate of Laguna Development Corporation, a Pueblo of a Laguna-owned business based in Albuquerque, New Mexico. The transaction is expected to be completed in 2017, subject to Louisiana Gaming Board approval and other customary closing conditions. Isle received a $20.0 million deposit related to this transaction, which is reflected in restricted cash within current assets in the consolidated balance sheet as of June 30, 2017.

As of the Isle Acquisition Date, Lake Charles met the requirements for presentation as assets held for sale and discontinued operation under generally accepted accounting principles. Accordingly, the operations of Lake Charles has been classified as discontinued operations and as assets held for sale for all periods presented.

The results of Isle’s discontinued operations are summarized as follows (in thousands):

Discontinued Operations
May 1 - June 30,
2017
Net revenues	$18,434

Pretax income from discontinued operations	$1,540
Income tax provision from discontinued operations	(585)
Income from discontinued operations	$955

The assets and liabilities held for sale were as follows (in thousands):

June 30,
2017
Assets:
Accounts receivable	$544
Inventory	538
Prepaid expenses and other assets	932
Property and equipment, net	59,346
Goodwill	36,353
Other intangible assets, net	45,659
Prepaid deposits and other	220
Total assets held for sale	$143,592

Liabilities:
Accounts payable	$1,369
Payroll and related	1,335
Property and other taxes	788
Progressive jackpots and slot club awards	1,663
Other	294
Total liabilities assets held for sale	$5,449

Note 4. Investment in Unconsolidated Affiliates

Hotel Partnership.  The Company holds a 42.1% variable interest in a partnership with other investors that developed a new 118-room Hampton Inn & Suites hotel at Scioto Downs that opened in March 2017. Pursuant to the terms of the partnership agreement, the Company contributed $1.0 million of cash and 2.4 acres of a leasehold immediately adjacent to The Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership constructed the hotel at a cost of $16.0 million and other investor members operate the hotel. The Company is not the primary beneficiary, and therefore, the entity is accounted for under the equity method of accounting. As of June 30, 2017, the Company’s investment in the partnership was $1.0 million, classified as “Investment in and advances to unconsolidated affiliates” in the consolidated balance sheets, representing the Company’s maximum exposure to loss.

Note 5. Stock-Based Compensation

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

Pursuant to the Merger Agreement, the outstanding equity awards of Isle were converted into comparable equity awards of ERI stock as follows:

Isle stock options. Each option or other right to acquire Isle common stock (each an “Isle Stock Option”) that was outstanding immediately prior to the Isle Acquisition Date (whether vested or unvested), as of the Isle Acquisition Date, (i) continued to vest or accelerate (if unvested), as the case may be, in accordance with the applicable Isle stock plan, the award agreement pursuant to which such Isle Stock Option was granted and, if applicable, any other relevant agreements (such as an employment agreement), (ii) ceased to represent an option or right to acquire shares of Isle common stock, and (iii) was converted into an option or right to purchase that number of shares ERI common stock equal to the number of shares of Isle common stock subject to the Isle Stock Option multiplied by the Stock Consideration at an exercise price equal to the exercise price of the Isle Stock Option divided by the Stock Consideration, subject to the same restrictions and other terms as are set forth in the Isle equity incentive plan, the award agreement pursuant to which such Isle Stock Option was granted and, if applicable, any other relevant agreements (such as an employment agreement).

Isle restricted stock awards. Each share of Isle common stock subject to vesting, repurchase or lapse restrictions (each an “Isle Restricted Share”) that was outstanding under any Isle equity plan or otherwise immediately prior to the Isle Acquisition Date, as of the Isle Acquisition Date, continued to vest or accelerate (if unvested), as the case may be, in accordance with the applicable Isle stock plan, the award agreement pursuant to which such Isle Restricted Share was granted, and, if applicable, any other relevant agreements (such as an employment agreement) and was exchanged for shares of ERI common stock (in an amount equal to the Stock Consideration, with aggregated fractional shares rounded to the nearest whole share) and remain subject to the same restrictions and other terms as are set forth in the Isle stock plan, the award agreement pursuant to which such Isle Restricted Share was granted, and, if applicable, any other relevant agreements (such as an employment agreement).

Isle performance stock units. Each performance stock unit (each, an “Isle PSU”) that was outstanding immediately prior to the Isle Acquisition Date, as of the Isle Acquisition Date, (i) continued to vest or accelerate (if unvested), as the case may be, in accordance with the applicable Isle stock plan, the award agreement pursuant to which such Isle PSU was granted, and, if applicable, any other relevant agreements (such as an employment agreement), (ii) was converted into a number of performance stock units in respect of shares of ERI common stock, in an amount equal to the Stock Consideration (with aggregated fractional shares rounded to the nearest whole share) at the target level of performance, and (iii) remain subject to the same restrictions and other terms as are set forth in the Isle stock plan, the award agreement pursuant to which such Isle PSU was granted, and, if applicable, any other relevant agreements (such as an employment agreement).

Isle restricted stock units. Each restricted stock unit, deferred stock unit or phantom unit in respect of a share of Isle common stock granted under the applicable Isle stock plan or otherwise, including any such units held in participant accounts under any employee benefit or compensation plan or arrangement of Isle, other than an Isle PSU (each an “Isle RSU”) that was outstanding immediately prior to the Isle Acquisition Date, as of the Isle Acquisition Date, (i) continued to vest or accelerate (if unvested), as the case may be, in accordance with the applicable Isle stock plan, the award agreement pursuant to which such Isle RSU was granted, and, if applicable, any other relevant agreements (such as an employment agreement or applicable employee benefit plan), (ii) was converted into a number of restricted stock units, deferred stock units or phantom units, as applicable, in respect of shares of ERI common stock, in an amount equal to the Stock Consideration (with aggregated fractional shares rounded to the nearest whole share), and (iii) remain subject to the same restrictions and other terms as are set forth in the Isle stock plan, the award agreement pursuant to which such Isle RSU was granted, and, if applicable, any other relevant agreements (such as an employment agreement or applicable employee benefit plan).

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Total stock-based compensation expense recognized was $1.3 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively, and $3.0 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively. In the first quarter of 2016, the Company’s chief operating officer terminated employment and the chief financial officer retired. In conjunction with the termination and retirement, unvested RSUs totaling 167,511, which were outstanding as of December 31, 2015, immediately vested representing an additional $0.5 million included in stock compensation expense during the first quarter of 2016. Additionally, severance costs totaling $1.4 million were recognized in the first quarter of 2016.

These amounts are included in corporate expenses and, in the case of certain property positions, general and administrative expenses in the Company’s consolidated statements of operations. We recognized a reduction in income tax expense of $0.5 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively, for excess tax benefits related to stock-based compensation.

On January 27, 2017, the Company granted 298,761 RSUs to executive officers and key employees, and 46,282 RSUs to non-employee members of the BOD under the 2015 Plan. The RSUs had a fair value of $15.50 per unit which was the NASDAQ closing price on that date. An additional 39,661 RSUs were also granted to key employees during the six months ended June 30, 2017.

A summary of the RSU activity for the six months ended June 30, 2017 is as follows:

		Weighted-	Weighted-
		Average	Average
	Equity	Grant Date	Remaining	Aggregate
	Awards	Fair Value	Contractual Life	Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2016	982,370	$6.45	1.41	$6.3
Granted (1)	384,704	15.89
Exchanged (2)	860,557	18.94
Canceled	(8,150)	14.20
Vested	(673,425)	18.14
Unvested outstanding as of June 30, 2017	1,546,056	$10.62	1.17	$16.4

(1)	Includes 100,829 of performance awards at 100% of target and 283,875 time-based awards at 100% of target.
(2)	Represents exchanged Isle RSUs as a result of the Isle Acquisition based on the average of the ERI share price on the grant dates.

As of June 30, 2017, the Company had approximately $7.7 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 1.17 years.

A summary of the ERI Stock Option activity for the six months ended June 30, 2017 is as follows:

					Weighted-
		Range of		Weighted- Average	Average Remaining	Aggregate
	Options	Exercise Prices		Exercise Price	Contractual Life	Intrinsic Value
					(in years)	(in millions)
Outstanding as of December 31, 2016	169,300	$2.44	$16.27	$9.94	0.86	$1.2
Exchanged (1)	1,351,168	6.87	15.60	10.12
Expired	(51,700)	2.44	3.94	2.97
Exercised	(975,174)	6.87	16.27	9.34
Outstanding as of June 30, 2017	493,594	$3.94	$15.60	$12.24	1.21	$3.7

(1)	Represents exchanged Isle Stock Options as a result of the Isle Acquisition.

During the six months ended June 30, 2017, we exchanged 1,351,168 non-qualified stock options, which have a maximum term of ten years from the grant date and are exercisable in yearly installments of 20% commencing one year after the grant date. The options have a weighted average per share Isle Acquisition Date fair value of $9.90 utilizing the Black-Scholes-Merton option pricing model with the range of assumptions disclosed in the following table:

Six Months Ended
June 30, 2017
Weighted average expected volatility	40.0%
Expected dividend yield	0.0%
Weighted average expected term (in years)	0.66
Weighted average risk-free interest rate	1.08%

Weighted average volatility is calculated using the historical volatility of our stock price over a range of dates equal to the expected term of the grant’s options. The weighted average expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The weighted average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term. The Company’s unrecognized compensation cost for unvested options was $0.3 million as of June 30, 2017.

A summary of the ERI Restricted Stock Awards activity for the six months ended June 30, 2017 is as follows:

		Weighted-	Weighted-
		Average	Average
		Grant Date	Remaining	Aggregate
	Restricted Stock	Fair Value	Contractual Life	Fair Value
			(in years)	(in millions)
Outstanding as of December 31, 2016	—	$—	—	$—
Exchanged (1)	180,374	19.23
Vested	(155,548)	19.25
Outstanding as of June 30, 2017	24,826	$19.13	0.52	$0.5

(1)	Represents exchanged Isle Restricted Stock Awards as a result of the Isle Acquisition.

The Company’s unrecognized compensation cost for unvested restricted stock awards was $0.2 million as of June 30, 2017

Note 6. Other and Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	June 30,	December 31,
	2017	2016	Useful Life
	(unaudited)
Goodwill	$746,482	$66,826	Indefinite

Gaming license	$846,374	$482,074	Indefinite
Trade names	95,850	3,100	Indefinite
Trade names	6,700	6,700	1 - 3.5 years
Loyalty programs	21,461	7,700	1 - 3 years
Subtotal	970,385	499,574
Accumulated amortization trade names	(5,332)	(4,376)
Accumulated amortization loyalty programs	(8,363)	(7,700)
Total gaming licenses and other intangible assets	$956,690	$487,498

Non-operating real property	$18,069	$14,219

Land held for development	$906	$906
Other	16,408	9,214
Total other assets, net	$17,314	$10,120

Goodwill represents the excess of the purchase prices of acquiring MTR Gaming and Isle over the fair market value of the net assets acquired.

Gaming licenses represent intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. These gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful lives.

Amortization expense with respect to trade names and the loyalty program for the three and six months ended June 30, 2017 amounted to $1.1 million and $1.6 million, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2016, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations. Such amortization expense is expected to be $3.4 million for the remainder of December 31, 2017 and $5.0 million, $4.6 million and $1.5 million for the years ended December 31, 2018, 2019 and 2020, respectively.

Note 7. Income Taxes

The Company and its subsidiaries file US federal income tax returns and various state and local income tax returns. The Company does not have tax sharing agreements with the other members within the consolidated ERI group. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2009.

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

For the three and six months ended June 30, 2017, the difference between the effective rate and the statutory rate is attributed primarily to non-deductible transaction costs incurred and changes in the effective state tax rate associated with the Isle Acquisition.

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

For the three and six months ended June 30, 2017, the Company’s tax benefit from continuing operations was $39.7 million and $39.2 million, respectively. For the three and six months ended June 30, 2016, the Company’s tax expense from continuing operations was $6.0 million and $7.8 million, respectively. As of June 30, 2017 and 2016, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

The Company was notified by the Internal Revenue Service in October of 2016 that its federal tax return for the year ended December 31, 2014 had been selected for examination. As of June 30, 2017, there have been no proposed adjustments. Management believes that its tax positions are appropriate and that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, we would be required to adjust our provision for income taxes in the period such resolution occurs. While the Company believes its reported results are materially accurate, any significant adjustments could have a material adverse effect on the Company’s results of operations, cash flows and financial position if not resolved within expectations.

Note 8. Long-Term Debt

Long‑term debt consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
	(unaudited)
New Term Loan	$1,446,375	$—
Less: Unamortized discount and debt issuance costs	(30,828)	—
Net	1,415,547	—
6% Senior Notes	375,000	—
Less: Unamortized debt issuance costs	(15,855)	—
Net	359,145	—
7% Senior Notes	375,000	375,000
Less: Unamortized discount and debt issuance costs	(7,652)	(8,141)
Net	367,348	366,859
New Revolving Credit Facility	90,000	—
Less: Unamortized debt issuance costs	(9,620)	—
Net	80,380	—
Term Loan	—	418,625
Less: Unamortized discount and debt issuance costs	—	(12,578)
Net	—	406,047
Revolving Credit Facility	—	29,000
Less: Unamortized debt issuance costs	—	(2,023)
Net	—	26,977
Capital leases	1,198	543
Long-term notes payable	2,973	—
Less: Current portion	(15,568)	(4,545)
Total long-term debt	$2,211,023	$795,881

In connection with the Isle Acquisition, the Company completed a debt financing transaction comprised of: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion with a (i) term loan facility of $1.45 billion and (ii) revolving credit facility of $300.0 million and (b) $375.0 million of senior unsecured notes. The proceeds of such borrowings were used (v) to pay the cash portion of the consideration payable in the Isle Merger, (w) refinance all of Isle’s existing credit facilities, (x) redeem or otherwise repurchase all of Isle’s and senior and senior subordinated notes, (y) refinance the Company’s existing credit facility and (z) pay transaction fees and expenses related to the foregoing. Scheduled maturities of long‑term debt are $90.0 million in 2022, $375.0 million in 2023, $1.35 billion in 2024, and $375.0 million in 2025.

Amortization of the debt issuance costs and the discount associated with the 7% Senior Notes, Term Loan and Revolving Credit Facility totaled $0.5 million and $1.4 million for the three and six months ended June 30, 2017, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2016, respectively. In accordance with ASC Topic 470-50, “Debt Modifications and Extinguishments” (“ASC 470-50”), the Company recognized a loss totaling $0.7 million during the three and six months ended June 30, 2017 as a result of the refinance of the Credit Facility in May 2017.

Amortization of the debt issuance costs associated with the 6% Senior Notes and New Credit Facility totaled $1.7 million for the three and six months ended June 30, 2017. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

The Company is a holding company with no independent assets or operations. Our 6% Senior Notes and 7% Senior Notes (each as defined below) are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries which have not guaranteed such notes are “minor” (as defined in Rule 3-10(h) of Regulation S-X). As of June 30, 2017, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

Senior Notes

7.0% Senior Notes

On July 23, 2015, the Company issued at par $375.0 million in aggregate principal amount of 7.0% senior notes due 2023 (“7% Senior Notes”) pursuant to the indenture, dated as of July 23, 2015 (the “Indenture”), between the Company and U.S. Bank, National Association, as Trustee. The 7% Senior Notes are guaranteed by all of the Company’s direct and indirect restricted subsidiaries. CC-Reno, LLC and the Circus and Eldorado Joint Venture, LLC became guarantors in June 2016 upon receipt of the required gaming regulatory approval which occurred in May 2016. The 7% Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 7% Senior Notes to be declared due and payable. As of June 30, 2017, the Company was in compliance with all of the covenants under the indenture relating to the 7% Senior Notes.

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

On or after April 1, 2020, the Company may redeem all or a portion of the 6% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 6% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below:

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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The New Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6% Senior Notes to be declared due and payable. As of June 30, 2017, the Company was in compliance with all of the covenants under the indenture relating to the 6% Senior Notes.

Refinancing of the Term Loan and Revolving Credit Facility

Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “Term Loan”) and a $150.0 million five year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”).

The Term Loan bore interest at a rate per annum of, at the Company’s option, either (x) LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or (y) a base rate plus 2.25%. Borrowings under the Revolving Credit Facility bore interest at a rate per annum of, at the Company’s option, either (x) LIBOR plus a spread ranging from 2.5% to 3.25% or (y) a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on the Company’s total leverage ratio. Additionally, the Company paid a commitment fee on the unused portion of the Revolving Credit Facility not being utilized in the amount of 0.50% per annum.

On May 1, 2017, all of the outstanding amounts under the Credit Facility were repaid with proceeds of borrowings under the New Credit Facility (as defined below) and the Credit Facility was terminated.

New Credit Facility

On April 17, 2017, Eagle II entered into a new credit agreement by and among Eagle II, as initial borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (the “New Credit Facility”), consisting of a $1.45 billion term loan facility (the “New Term Loan Facility” or “New Term Loan”) and a $300.0 million revolving credit facility (the “New Revolving Credit Facility”), which was undrawn at closing. The proceeds of the New Term Loan Facility, and additional funds in the amount of $4.5 million in respect of interest expected to be accrued on the New Term Loan Facility, were placed in escrow pending satisfaction of certain conditions, including consummation of the Isle Acquisition. In connection with the consummation of the Isle Acquisition on May 1, 2017, the escrowed funds were released and ERI assumed Eagle II’s obligations under the New Credit Facility and certain of ERI’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of ERI’s obligations under the New Credit Facility.

As of June 30, 2017, the Company had $1.45 billion outstanding on the New Term Loan and $90.0 million in borrowings outstanding under the New Revolving Credit Facility. The Company had $201.3 million of available borrowing capacity, after consideration of $8.7 million in outstanding letters of credit, under its New Revolving Credit Facility as of June 30, 2017. At June 30, 2017, the interest rate on the New Term Loan was 3.375%, and the weighted average interest rate on the New Revolving Credit Facility was 3.75% based upon the weighted average interest rate of borrowings outstanding on our New Revolving Credit Facility as of June 30, 2017.

The Company applied the net proceeds of the New Term Loan Facility and borrowings under the New Revolving Credit Facility, together with the proceeds of the 6% Senior Notes, and cash on hand, to (i) pay the cash portion of the consideration payable in the Isle Merger, (ii) refinance all of the debt outstanding under Isle’s existing credit facility, (iii) redeem or otherwise repurchase all of Isle’s outstanding senior and senior subordinated notes, (iv) refinance the Company’s Credit Facility and (v) pay fees and costs associated with the foregoing.

The Company’s obligations under the New Revolving Credit Facility will mature on April 17, 2022. The Company’s obligations under the New Term Loan Facility will mature on April 17, 2024. The Company is be required to make quarterly principal payments in an amount equal to $3,625,000 on the New Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017. In addition, the Company is required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the New Credit Facility.

The interest rate per annum applicable to loans under the New Revolving Credit Facility are, at our option, either (i) LIBOR plus a margin ranging from 1.75% to 2.50% or (ii) a base rate plus a margin ranging from 0.75% to 1.50%, which margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the New Term Loan Facility is, at our option, either (i) LIBOR plus 2.25%, or (ii) a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00% over the term of the New Term Loan Facility or the New Revolving Credit Facility. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility not being utilized in the amount of 0.50% per annum.

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

The New Credit Facility is secured by substantially all of the Company’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the New Credit Facility (other than certain subsidiary guarantors designated as immaterial) (the “New Credit Facility Guarantors”), whether owned on the closing date of the New Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the New Credit Facility Guarantors. The New Credit Facility is also secured by a pledge of all of the equity owned by the Company and the New Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the New Credit Facility Guarantors to incur additional indebtedness, create liens on collateral, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

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

The New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to our other indebtedness including the Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts outstanding thereunder and taking all actions permitted to be taken by a secured creditor. As of June 30, 2017, the Company was in compliance with the covenants under the New Credit Facility.

Note 9. Fair Value of Financial Instruments

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

Restricted Cash and Investments:  Restricted cash includes unredeemed winning tickets from the Company’s racing operations, funds related to horsemen’s fines and certain simulcasting funds that are restricted to payments for improving horsemen’s facilities and racing purses, cash deposits that serve as collateral for letters of credit, surety bonds and short-term certificates of deposit that serve as collateral for certain bonding requirements. The estimated fair values of our restricted cash and investments are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts we would expect to receive if we sold our restricted cash and investments.

Accounts Receivable and Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and assessments of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non‑interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that no significant concentrations of credit risk related to receivables existed.

There were no transfers between Level 1 and Level 2 investments.

Marketable Securities:  Marketable securities consist primarily of trading securities held the Company’s captive insurance subsidiary. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1), quoted prices of identical assets in inactive markets, or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts we would expect to receive if we sold these marketable securities.

Long‑term Debt:  The fair value of our long-term debt or other long-term obligations is estimated based on the quoted market price of the underlying debt issue (Level 1) or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to us for the debt of similar remaining maturities (Level 2). Debt obligations with a short remaining maturity have a carrying amount that approximates fair value.

Acquisition-Related Contingent Consideration:  Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn-out provisions. The Company considers the acquisition related contingency’s fair value measurement, which includes forecast assumptions, to be Level 3 within the fair value hierarchy.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$103,624	$103,624	$61,029	$61,029
Restricted cash	22,566	32,516	2,414	2,414
Marketable securities	17,437	17,437	—	—
Financial liabilities:
7% Senior Notes	$367,348	$405,000	$366,859	$397,500
6% Senior Notes	359,145	397,500	—	—
New Term Loan	1,415,547	1,433,792	—	—
New Revolving Credit Facility	80,380	90,000	—	—
Other long-term debt	2,973	2,973	—	—
Term Loan	—	—	406,047	423,858
Revolving Credit Facility	—	—	26,977	29,000
Acquisition-related contingent considerations	533	533	496	496

The following table represents the change in acquisition-related contingent consideration liabilities for the period December 31, 2016 to June 30, 2017:

Balance as of December 31, 2016	$496
Amortization of present value discount(1)	34
Fair value adjustment for change in consideration expected to be paid(2)	3
Balance as of June 30, 2017	$533

(1)	Changes in present value are included as a component of interest expense in the consolidated statements of operations.
(2)	Fair value adjustments for changes in earn-out estimates are included in general and administrative expense in the consolidated statements of operations.

Note 10. Earnings per Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended June 30, 2017 and 2016 (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net (loss) income from continuing operations	$(47,283)	$10,791	$(46,262)	$14,160
Income from discontinued operations, net of income taxes	955	—	955	—
Net (loss) income available to common stockholders	$(46,328)	$10,791	$(45,307)	$14,160
Shares outstanding:
Weighted average shares outstanding - basic	67,453,095	47,071,608	57,405,834	46,966,391
Effect of dilutive securities:
Stock options	78,435	111,456	64,617	130,107
RSUs	937,661	538,011	868,987	495,460
Weighted average shares outstanding - diluted	68,469,191	47,721,075	58,339,438	47,591,958

(Loss) income per common share attributable to common stockholders - basic:
Net (loss) income from continuing operations	$(0.70)	$0.23	$(0.81)	$0.30
Income from discontinued operations, net of income taxes	0.01	—	0.02	—
Net (loss) income attributable to common stockholders	$(0.69)	$0.23	$(0.79)	$0.30

(Loss) income per common share attributable to common stockholders - diluted:
Net (loss) income from continuing operations	$(0.70)	$0.23	$(0.81)	$0.30
Income from discontinued operations, net of income taxes	0.01	—	0.02	—
Net (loss) income attributable to common stockholders	$(0.69)	$0.23	$(0.79)	$0.30

Note 11. Commitments and Contingencies

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

In connection with the Isle Merger, a class action lawsuit was filed by a purported stockholder of the Company alleging breach of fiduciary duty by the Company board of directors in connection with the Isle Merger. The case was filed on November 8, 2016 in the Second Judicial District Court of the State of Nevada and is captioned Assad v. Eldorado Resorts, Inc., et. al, case no. CV 16-02312. The lawsuit, which purported to be a class action on behalf of all of the stockholders of the Company, alleged, among other things, breach of fiduciary duty in failing to disclose all material information to stockholders in seeking approval of the issuance of shares of Company Common Stock in the Isle Merger and requested injunctive relief.  In the suit, the Plaintiff sought to enjoin the shareholder meeting to approve the sale.  The request to enjoin the shareholder meeting lawsuit has since been withdrawn and, on May 31, 2017, the Court denied plaintiff’s application for an award of attorneys’ fees and expenses.  The Company expects this matter to be dismissed.

Agreements with Horsemen and Pari-mutuel Clerks.  The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a “proceeds agreement”) with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari‑mutuel clerks. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2018. With respect to the Mountaineer pari‑mutuel clerks, we have a labor agreement in force until November 30, 2017, which will automatically renew for an additional one-year period, and a proceeds agreement until April 14, 2018. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari‑mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer’s application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. Scioto Downs has the requisite agreement in place with the OHHA until December 31, 2023, with automatic two-year renewals unless either party requests re‑negotiation pursuant to its terms. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen’s Benevolent and Protective Association until May 1,

2019. With the exception of the respective Mountaineer, Presque Isle Downs and Scioto Downs horsemen’s agreements and the agreement between Mountaineer and the pari‑mutuel clerks’ union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

Note 12. Due to Affiliate

The accompanying balance sheets include the Company’s payable to C.S. &Y. Associates, a general partnership of which Donald L. Carano is a general partner (“CS&Y”). Mr. Carano is also a major shareholder in the Company. The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from CS&Y. No amounts were due to or due from CS&Y as of June 30, 2017. As of December 31, 2016, the Company’s payable to CS&Y totaled $0.3 million and is reflected on the accompanying balance sheet under “due to affiliates.”

Note 13. Segment Information

We view each of our properties as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Isle Acquisition, the Company’s principal operating activities occurred in three geographic regions: Nevada, Louisiana and parts of the eastern United States. The Company aggregated its operations into three reportable segments based on the similar characteristics of the operating segments within the regions in which they operated as follows:

Segment	Property	State
Nevada	Eldorado Reno	Nevada
	Silver Legacy	Nevada
	Circus Reno	Nevada

Louisiana	Eldorado Shreveport	Louisiana

Eastern	Presque Isle Downs	Pennsylvania
	Scioto Downs	Ohio
	Mountaineer	West Virginia

Following the Isle Acquisition, the Company’s principal operating activities expanded and now occur in four geographic regions and reportable segments based on the similar characteristics of the operating segments within the regions in which they operate. The following table summarizes our current segments:

Segment	Property	State
West	Eldorado Reno	Nevada
	Silver Legacy	Nevada
	Circus Reno	Nevada
	Isle Black Hawk	Colorado
	Lady Luck Black Hawk	Colorado

Midwest	Waterloo	Iowa
	Bettendorf	Iowa
	Boonville	Missouri
	Cape Girardeau	Missouri
	Caruthersville	Missouri
	Kansas City	Missouri

South	Pompano	Florida
	Eldorado Shreveport	Louisiana
	Lula	Mississippi
	Vicksburg	Mississippi

East	Presque Isle Downs	Pennsylvania
	Nemacolin	Pennsylvania
	Scioto Downs	Ohio
	Mountaineer	West Virginia

The following table sets forth, for the periods indicated, certain operating data for our four reportable segments. Amounts related to pre-acquisition periods (prior to May 1, 2017) conform to prior presentation as the additional operating segments associated with the Isle Acquisition are incremental to the previously disclosed reportable segments.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, unaudited)
Revenues and expenses
West:
Net operating revenues	$98,360	$84,161	$161,061	$156,932
Operating income	16,468	13,655	17,994	19,219
Midwest:
Net operating revenues	$67,503	$—	$67,503	$—
Operating income	15,408	—	15,408	—
South:
Net operating revenues	$69,617	$32,088	$101,528	$66,530
Operating income	11,069	5,541	16,987	12,043
East:
Net operating revenues	$119,564	$115,066	$225,877	$221,419
Operating income	18,153	14,934	33,195	28,665
Corporate:
Net revenues	$136	$—	$136	$—
Operating loss	(93,214)	(4,475)	(101,551)	(12,010)
Total Reportable Segments
Net operating revenues	$355,180	$231,315	$556,105	$444,881
Operating (loss) income—Total Reportable Segments	(32,116)	29,655	(17,967)	47,917
Reconciliations to Consolidated Net (Loss) Income:
Operating (Loss) Income—Total Reportable Segments	$(32,116)	$29,655	$(17,967)	$47,917
Unallocated income and expenses:
Interest expense	(27,527)	(12,795)	(40,197)	(25,786)
Loss on early retirement of debt	(27,317)	(89)	(27,317)	(155)
(Benefit) Provision for income taxes	39,677	(5,980)	39,219	(7,816)
Net (loss) income from continuing operations	$(47,283)	$10,791	$(46,262)	$14,160

	Six Months Ended June 30,
	2017	2016
	(in thousands, unaudited)
Capital Expenditures
West	$18,632	$5,717
Midwest	1,763	—
South	1,646	2,664
East (1)	4,048	11,683
Corporate	3,735	281
Total	$29,824	$20,345

(1)	Amounts are before any West Virginia capital expenditure reimbursements.

	West	Midwest	South	East	Corporate, Other & Eliminations	Total
Balance sheet as of June 30, 2017 (unaudited)	(in thousands)
Total assets	$1,256,586	$1,173,121	$680,560	$1,187,841	$(740,168)	$3,557,940
Investment in and advances to unconsolidated affiliates	—	—	—	1,005	—	1,005
Goodwill	154,467	334,276	190,913	66,826	—	746,482

Balance sheet as of December 31, 2016		—
Total assets	$377,688	$—	$128,427	$850,904	$(62,975)	$1,294,044
Investment in and advances to unconsolidated affiliates	—	—	—	1,286	—	1,286
Goodwill	—	—	—	66,826	—	66,826

Note 14. Consolidating Condensed Financial Information

Certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Notes, 6% Senior Notes and New Credit Facility.

The following wholly-owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7% Senior Notes, 6% Senior Notes and New Credit Facility: Isle of Capri Casinos LLC; Eldorado Holdco LLC; Eldorado Resorts LLC; Eldorado Shreveport 1 LLC; Eldorado Shreveport 2 LLC; Eldorado Casino Shreveport Joint Venture; MTR Gaming Group Inc.; Mountaineer Park Inc.; Presque Isle Downs Inc.; Scioto Downs Inc.; Eldorado Limited Liability Company; Circus and Eldorado Joint Venture, LLC; CC Reno LLC; CCR Newco LLC; Black Hawk Holdings, L.L.C.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; IOC-Black Hawk Distribution Company, LLC; IOC-Black Hawk County, Inc.; Isle of Capri Bettendorf, L.C; PPI, Inc.; Pompano Park Holdings LLC; IOC-Lula, Inc.; IOC-Kansas City, Inc.; IOC-Boonville, Inc.; IOC-Caruthersville, LLC; IOC Cape Girardeau, LLC; IOC-Vicksburg, Inc.; IOC-Vicksburg, L.L.C.; Rainbow Casino-Vicksburg Partnership, L.P.; IOC Holdings L.L.C. and St. Charles Gaming Company, L.L.C. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

The consolidating condensed balance sheet as of June 30, 2017 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Current assets	$19,229	$329,135	$20,225	$(6,020)	$362,569
Intercompany receivables	332,988	—	40,104	(373,092)	—
Investment in and advances to unconsolidated affiliates	—	1,005	—	—	1,005
Investments in subsidiaries	2,260,202	2,576,314	—	(4,836,516)	—
Property and equipment, net	5,004	1,440,962	9,845	—	1,455,811
Other assets	85,975	2,110,838	34,267	(492,525)	1,738,555
Total assets	$2,703,398	$6,458,254	$104,441	$(5,708,153)	$3,557,940

Current liabilities	$45,626	$184,159	$28,595	$(6,020)	$252,360
Intercompany payables	—	373,368	—	(373,368)	—
Long-term debt, less current maturities	1,832,920	698,192	25,550	(345,639)	2,211,023
Deferred income tax liabilities	—	381,693	4,702	(146,885)	239,510
Other accrued liabilities	—	24,783	5,340	—	30,123
Stockholders’ equity	824,852	4,796,059	40,254	(4,836,241)	824,924
Total liabilities and stockholders’ equity	$2,703,398	$6,458,254	$104,441	$(5,708,153)	$3,557,940

The consolidating condensed balance sheet as of December 31, 2016 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Current assets	$1,800	$99,554	$399	$—	$101,753
Intercompany receivables	388,050	—	1,186	(389,236)	—
Investment in and advances to unconsolidated affiliates	—	1,286	—	—	1,286
Investments in subsidiaries	299,437	808,923	—	(1,108,360)	—
Property and equipment, net	1,965	610,377	—	—	612,342
Other assets	50,591	584,606	11	(56,545)	578,663
Total assets	$741,843	$2,104,746	$1,596	$(1,554,141)	$1,294,044

Current liabilities	$22,759	$79,265	$16	$—	$102,040
Intercompany payables	—	389,236	—	(389,236)	—
Long-term debt, less current maturities	420,633	375,248	—	—	795,881
Deferred income tax liabilities	—	146,930	—	(56,545)	90,385
Other accrued liabilities	12	7,275	—	—	7,287
Stockholders’ equity	298,439	1,106,792	1,580	(1,108,360)	298,451
Total liabilities and stockholders’ equity	$741,843	$2,104,746	$1,596	$(1,554,141)	$1,294,044

The consolidating condensed statement of operations for the six months ended June 30, 2017 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Revenues:
Gaming and pari-mutuel commissions	$—	$459,653	$6,097	$—	$465,750
Non-gaming	—	142,237	2,000	(1,204)	143,033
Gross revenues	—	601,890	8,097	(1,204)	608,783
Less promotional allowances	—	(52,223)	(455)	—	(52,678)
Net revenues	—	549,667	7,642	(1,204)	556,105

Operating expenses:
Gaming and pari-mutuel commissions	—	244,710	4,241	—	248,951
Non-gaming	—	65,547	260	—	65,807
Marketing and promotions	—	29,579	635	—	30,214
General and administrative	—	85,904	1,250	—	87,154
Corporate	13,548	876	796	(1,204)	14,016
Management fee	(13,068)	12,868	200	—	—
Depreciation and amortization	332	40,092	89	—	40,513
Total operating expenses	812	479,576	7,471	(1,204)	486,655

Loss on sale of asset or disposal of property	(21)	(36)	—	—	(57)
Acquisition charges	(69,173)	(17,905)	—	—	(87,078)
Equity in income of unconsolidated affiliates	—	(282)	—	—	(282)
Operating (loss) income	(70,006)	51,868	171	—	(17,967)

Interest expense, net	(26,993)	(12,926)	(278)	—	(40,197)
Loss on early retirement of debt, net	(27,317)	—	—	—	(27,317)
Subsidiary income (loss)	25,117	368	—	(25,485)	—
(Loss) income before income taxes	(99,199)	39,310	(107)	(25,485)	(85,481)
Income tax benefit (provision)	52,937	(13,809)	91	—	39,219
Income (loss) from continuing operations	(46,262)	25,501	(16)	(25,485)	(46,262)
Income from discontinued operations, net of taxes	955	955	—	(955)	955
Net (loss) income	$(45,307)	$26,456	$(16)	$(26,440)	$(45,307)

The consolidating condensed statement of operations for the six months ended June 30, 2016 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Revenues:
Gaming and pari-mutuel commissions	$—	$351,006	$108	$—	$351,114
Non-gaming	—	138,447	—	—	138,447
Gross revenues	—	489,453	108	—	489,561
Less promotional allowances	—	(44,680)	—	—	(44,680)
Net revenues	—	444,773	108	—	444,881

Operating expenses:
Gaming and pari-mutuel commissions	—	200,891	—	—	200,891
Non-gaming	—	68,311	—	—	68,311
Marketing and promotions	—	19,339	2	—	19,341
General and administrative	—	64,035	—	—	64,035
Corporate	10,959	299	—	—	11,258
Management fee	(11,285)	11,285	—	—	—
Depreciation and amortization	211	31,576	—	—	31,787
Total operating expenses	(115)	395,736	2	—	395,623

Loss on sale of asset or disposal of property	—	(765)	—	—	(765)
Acquisition charges	(576)	—	—	—	(576)
Operating (loss) income	(461)	48,272	106	—	47,917

Interest expense, net	(12,606)	(13,180)	—	—	(25,786)
Loss on early retirement of debt	(155)	—	—	—	(155)
Subsidiary income (loss)	35,180	106	—	(35,286)	—
Income (loss) before income taxes	21,958	35,198	106	(35,286)	21,976
Income tax (provision) benefit	(7,798)	(18)	—	—	(7,816)
Net income (loss)	$14,160	$35,180	$106	$(35,286)	$14,160

The consolidating condensed statement of cash flows for the six months ended June 30, 2017 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Net cash (used in) provided by operating activities	$(82,703)	$79,645	$6,583	$—	$3,525
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(3,273)	(26,536)	(15)	—	(29,824)
Restricted cash	—	109	(9)	—	100
Net cash used in business combinations	(1,343,659)	—	—	—	(1,343,659)
Net cash used in investing activities	(1,346,932)	(26,427)	(24)	—	(1,373,383)
FINANCING ACTIVITIES:
Principal payments on Term Loan	(1,062)	—	—	—	(1,062)
Principal payments on New Term Loan	(3,625)	—	—	—	(3,625)
Borrowings under Revolving Credit Facility	41,000	—	—	—	41,000
Payments under Revolving Credit Facility	(29,000)	—	—	—	(29,000)
Retirement of Term Loan	(417,563)	—	—	—	(417,563)
Retirement of Revolving Credit Facility	(41,000)	—	—	—	(41,000)
Borrowings under New Revolving Credit Facility	148,953	—	—	—	148,953
Payments under New Revolving Credit Facility	(58,953)	—	—	—	(58,953)
Proceeds from issuance of New Term Loan	1,450,000	—	—	—	1,450,000
Proceeds from issuance of 6% Senior Notes	375,000	—	—	—	375,000
Debt issuance costs	(44,992)	—	—	—	(44,992)
Net proceeds from (payments to) related parties	26,440	(24,495)	(1,945)	—	—
Principal payments on capital leases	—	(169)	(41)	—	(210)
Proceeds from exercise of stock options	2,898	—	—	—	2,898
Taxes paid related to net share settlement of equity awards	(8,993)	—	—	—	(8,993)
Net cash provided by (used in) financing activities	1,439,103	(24,664)	(1,986)	—	1,412,453
INCREASE IN CASH AND CASH EQUIVALENTS	9,468	28,554	4,573	—	42,595
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	812	59,885	332	—	61,029
CASH AND CASH EQUIVALENTS, END OF YEAR	$10,280	$88,439	$4,905	$—	$103,624

The consolidating condensed statement of cash flows for the six months ended June 30, 2016 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Net cash (used in) provided by operating activities	$(10,006)	$64,029	$—	$(5,367)	$48,656
INVESTING ACTIVITIES:
Purchase of property and equipment, net	138	(20,483)	—	—	(20,345)
Reimbursement of capital expenditures from West Virginia regulatory authorities	—	3,676	—	—	3,676
Net cash used in business combinations	(491)	—	—	—	(491)
Proceeds from sale of property and equipment	—	1,551	—	—	1,551
(Decrease) increase in other assets	(81)	258	—	—	177
Advances from (to) subsidiaries	87,495	—	—	(87,495)	—
Net cash provided by (used in) investing activities	87,061	(14,998)	—	(87,495)	(15,432)
FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	24,000	—	—	—	24,000
Principal payments under Revolving Credit Facility	(95,500)	—	—	—	(95,500)
Payments under Term Loan	(2,125)	—	—	—	(2,125)
Principal payments on long-term debt	—	—	—	—	—
Principal payments on capital leases	—	(136)	—	—	(136)
Debt issuance costs	(463)	—	—	—	(463)
Proceeds from exercise of stock options	1,005	—	—	—	1,005
Taxes paid related to net share settlement of equity awards	(1,178)	—	—	—	(1,178)
Net payments to related parties	—	(92,862)	—	92,862	—
Net cash (used in) provided by financing activities	(74,261)	(92,998)	—	92,862	(74,397)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,794	(43,967)	—	—	(41,173)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	657	77,621	—	—	78,278
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,451	$33,654	$—	$—	$37,105

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Eldorado Resorts, Inc. (“ERI” or the “Company”), a Nevada corporation, was formed in September 2013. ERI and its subsidiaries are collectively referred to as “we,” “us,” “our” or the “Company.” The Company acquired Mountaineer, Presque Isle Downs and Scioto Downs in September 2014 pursuant to a merger (the “MTR Merger”) with MTR Gaming Group, Inc. (“MTR Gaming”) and in November 2015 we acquired Circus Reno and the interests in the Silver Legacy that we did not own prior to such date (the “Reno Acquisition”).

Throughout the three and six months ended June 30, 2017, ERI owned and operated the following properties:

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

•	Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,206 video lottery terminals (“VLT”) (“VLT”), harness racing and a 118-room third party hotel connected to Scioto Downs.

In addition, on May 1, 2017, the Company consummated its acquisition of Isle of Capri Casinos, Inc. and acquired the following properties:

•

Isle Casino Hotel—Black Hawk (“Isle Black Hawk”)—A land-based casino on an approximately 10-acre site in Black Hawk, Colorado that includes 1,086 slot machines, 25 table games, a nine table poker room and a 238-room hotel;

•

Lady Luck Casino—Black Hawk (“Lady Luck Black Hawk”)—A land-based casino across the intersection from Isle Casino Hotel in Black Hawk, Colorado, that includes 455 slot machines, 10 table games, five poker tables and a 164-room hotel with a parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk;

•

Isle Casino Racing Pompano Park (“Pompano”)—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida, that includes 1,446 slot machines and a 42 table poker room;

•

Isle Casino Bettendorf (“Bettendorf”)—A land-based single-level casino located off of Interstate 74 in Bettendorf, Iowa that includes 969 slot machines and 19 table games with two hotel towers with 509 hotel rooms;

•	Isle Casino Waterloo (“Waterloo”)—A single-level land-based casino in Waterloo, Iowa that includes 948 slot machines, 25 table games, four poker tables and a 195-room hotel;
•

Isle of Capri Casino Hotel Lake Charles (“Lake Charles”)—A gaming vessel on an approximately 19 acre site in Lake Charles, Louisiana, with 1,157 slot machines, 49 table games, including 13 poker tables and two hotels offering 493 rooms;

•	Isle of Capri Casino Lula (“Lula”)—Two dockside casinos in Lula, Mississippi with 885 slot machines and 21 table games, two on-site hotels with a total of 451 rooms and a 28-space RV Park;
•	Lady Luck Casino Vicksburg (“Vicksburg”)—A dockside casino in Vicksburg, Mississippi that includes 613 slot machines, 7 table games and a hotel with a total of 89 rooms;

•	Isle of Capri Casino Boonville (“Boonville”)—A single-level dockside casino in Boonville, Missouri that includes 914 slot machines, 20 table games and a 140-room hotel;
•	Isle Casino Cape Girardeau (“Cape Girardeau”)—A dockside casino and pavilion and entertainment center in Cape Girardeau, Missouri that includes 930 slot machines, 22 table games and 4 poker tables;
•	Lady Luck Casino Caruthersville (“Caruthersville”)—A riverboat casino located along the Mississippi River in Caruthersville, Missouri that includes 557 slot machines and nine table games;
•	Isle of Capri Casino Kansas City (“Kansas City”)—A dockside casino located close to downtown Kansas City, Missouri offering 977 slot machines and 18 table games; and
•	Lady Luck Casino Nemacolin (“Nemacolin”)—A casino property located on the 2,000-acre Nemacolin Woodlands Resort in Western Pennsylvania that includes 597 slot machines and 29 table games.

On August 22, 2016, Isle entered an agreement to sell Isle of Capri Casino Hotel Lake Charles for aggregate consideration of $134.5 million, subject to certain adjustments. The transaction is expected to be completed in 2017, subject to Louisiana Gaming Control Board approval and other customary closing conditions.

Acquisition of Isle of Capri Casinos, Inc.

On May 1, 2017 (the “Isle Acquisition Date”), the Company completed its acquisition of Isle of Capri Casinos, Inc. pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of September 19, 2016 with Isle of Capri Casinos, Inc., a Delaware corporation (“Isle” or “Isle of Capri”), Eagle I Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of the Company, and Eagle II Acquisition Company LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (the “Isle Acquisition” or the “Isle Merger”). As a result of the Isle Merger, Isle became a wholly-owned subsidiary of ERI and, at the effective time of the Isle Merger, each outstanding share of Isle’s stock converted into the right to receive $23.00 in cash or 1.638 shares of ERI common stock (the “Stock Consideration”), at the election of the applicable Isle shareholder and subject to proration such that the outstanding shares of Isle common stock were exchanged for aggregate consideration comprised of 58% cash, or $552.0 million, and 42% ERI common stock, or 28.5 million newly issued shares of ERI common stock. The total purchase consideration was $1.93 billion.

In connection with the Isle Acquisition, the Company completed a debt financing transaction comprised of: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion with a (i) term loan facility of $1.45 billion and (ii) revolving credit facility of $300.0 million and (b) $375.0 million of senior unsecured notes. The proceeds of such borrowings were used (v) to pay the cash portion of the consideration payable in the Isle Merger, (w) refinance all of Isle’s existing credit facilities, (x) redeem or otherwise repurchase all of Isle’s senior and senior subordinated notes, (y) refinance the Company’s existing credit facility and (z) pay transaction fees and expenses related to the foregoing.

The financial information included in this Item 2 for periods prior to the Isle Merger are those of ERI and its subsidiaries. The presentation of information herein for periods prior to the Isle Merger and after the Isle Merger are not fully comparable because the results of operations for Isle are not included for periods prior to the Isle Merger. Summary financial results of Isle for the three and nine months ended January 22, 2017 are included in Isle’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (‘‘SEC’’). In conjunction with the Isle Acquisition, Isle is no longer required to file quarterly and annual reports with the SEC, and terminated its registration on May 11, 2017.

Reportable Segments

The executive decision maker of our Company reviews operating results, assess performance and make decisions on a “significant market” basis. The Company’s management views each of its properties as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. Prior to the Isle Acquisition, the Company’s principal operating activities occurred in three geographic regions: Nevada, Louisiana and parts of the eastern United States. The Company aggregated its operations into three reportable segments based on the similar characteristics of the operating segments within the regions in which they operated as follows:

Segment	Property	State
Nevada	Eldorado Reno	Nevada
	Silver Legacy	Nevada
	Circus Reno	Nevada

Louisiana	Eldorado Shreveport	Louisiana

Eastern	Presque Isle Downs	Pennsylvania
	Scioto Downs	Ohio
	Mountaineer	West Virginia

Following the Isle Acquisition, the Company’s principal operating activities expanded and now occur in four geographic regions and reportable segments based on the similar characteristics of the operating segments within the regions in which they operate. The following table summarizes our current segments:

Segment	Property	State
West	Eldorado Reno	Nevada
	Silver Legacy	Nevada
	Circus Reno	Nevada
	Isle Black Hawk	Colorado
	Lady Luck Black Hawk	Colorado

Midwest	Waterloo	Iowa
	Bettendorf	Iowa
	Boonville	Missouri
	Cape Girardeau	Missouri
	Caruthersville	Missouri
	Kansas City	Missouri

South	Pompano	Florida
	Eldorado Shreveport	Louisiana
	Lula	Mississippi
	Vicksburg	Mississippi

East	Presque Isle Downs	Pennsylvania
	Nemacolin	Pennsylvania
	Scioto Downs	Ohio
	Mountaineer	West Virginia

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

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results for the three and six months ended June 30, 2017 and 2016.

•

Isle Acquisition – Our results of continuing operations for the three and six months ended June 20, 2017 include incremental revenues and expenses for two months (May and June 2017) attributable to the twelve properties we acquired in the Isle Acquisition.

Acquisition charges attributed to the Isle Acquisition related to legal, accounting, financial advisory services, severance, stock awards and other costs totaling $85.6 million and $87.1 million during the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.6 million for the three and six months ended June 30, 2016.

Additionally, we recognized a loss of $26.6 million related to the extinguishment of Isle debt and the payment of interest and call premiums in conjunction with the Isle Acquisition.

•

Debt Refinancing – In connection with the Isle Acquisition, we completed a debt financing transaction comprised of: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion with a (i) term loan facility of $1.45 billion and (ii) revolving credit facility of $300.0 million and (b) $375.0 million of senior unsecured notes. The proceeds of such borrowings were used (v) to pay the cash portion of the consideration payable in the Isle Merger, (w) refinance all of Isle’s existing credit facilities, (x) redeem or otherwise repurchase all of Isle’s senior and senior subordinated notes, (y) refinance our existing credit facility and (z) pay transaction fees and expenses related to the foregoing. We recognized a loss totaling $0.7 million for the three and six months ended June 30, 2017 as a result of the debt refinancing transaction (See “Liquidity and Capital Resources” for more information related to the debt refinancing).

•

Severe Reno Weather – Our West segment’s operations are subject to seasonal variation, with our lowest business volume generally occurring during the winter months. The northern Nevada region experienced record snowfall and severe weather conditions, including major snow storms during eleven of the fourteen weekends in the 2017 first quarter, making travel to Reno from northern California, our main feeder market, difficult or impossible due to road closures. As a result, there was a significant adverse effect on business levels, especially hotel occupancy and gaming volume, and our operating performance during the six months ended June 30, 2017 compared to the same prior year period.

•

Execution of Cost Savings Program – We continue to identify areas to improve property level and consolidated margins through operating and cost efficiencies and exercising financial discipline throughout the Company without impacting the guest experience. In addition to cost savings relating to duplicative executive compensation, legal and accounting fees and other corporate expenses that have been eliminated as a result of the MTR Merger, Reno Acquisition and Isle Acquisition, we have achieved savings in marketing, food and beverage costs, selling, general and administrative expenses, and other operating departments as a result of operating efficiencies and purchasing power of the combined Eldorado organization.

•

Property Enhancement Capital Expenditures – Property enhancement initiatives continued throughout 2016 and into 2017. At Presque Isle Downs, we opened The Brew Brothers in May 2016 and an escalator in July to improve traffic flow to the restaurant. In June 2016, we opened a second smoking patio at Scioto Downs which features a casino bar and 119 new VLTs. In Shreveport, we completed the remodel of the second floor of the casino in December 2016 and added approximately 20 new slot machines. We improved the offerings at Mountaineer with a goal of maintaining a positive customer experience while right sizing the property to maximize free cash flow and operational efficiencies.

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

Throughout the first half of 2017, capital improvements continued at the Tri-Properties including the renovation of approximately 300 guest rooms at Circus Reno. Property enhancements that are either already completed or that are expected to come online prior to the end of 2017 include a new poker room and Canter’s Delicatessen at Silver Legacy, new food court with Habit Burger®, Piezzetta Pizza Kitchen® and Panda Express®, 6,700 square foot video arcade, party rooms and bar, renovation of approximately 648 guest rooms, Kanpai Sushi and a new Madame Butterworks Curious Café at Circus Reno, renovation of approximately 153 guest rooms and the showroom at Eldorado Reno and new public spaces across all three properties.

With the completion of the Isle Acquisition, we continue to evaluate capital improvement plans across the newly acquired properties.

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

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Net revenues	$355,180	$231,315	53.5%	$556,105	$444,881	25.0%
Operating (loss) income	(32,116)	29,655	(208.3)%	(17,967)	47,917	(137.5)%
Net (loss) income	(46,328)	10,791	(529.3)%	(45,307)	14,160	(420.0)%

Operating Results.  Isle contributed $134.2 million of net operating revenues for the period from the Isle Acquisition Date through June 30, 2017 consisting primarily of gaming revenues. Including the incremental Isle net operating revenues, net operating revenues increased 53.5% and 25.0%, respectively, for the three and six months ended June 30, 2017 compared to the same prior year periods.

Operating income decreased 208.3% and 137.5%, respectively, for the three and six months ended June 30, 2017 compared to the same prior year periods. This decrease was primarily due to acquisition charges related to the Isle Acquisition totaling $85.5 million and $87.1 million, respectively, for the three and six months ended June 30, 2017. This decrease was partially offset by $22.1 million of operating income contributed by Isle for the period from the Isle Acquisition Date through June 30, 2017.

Net income decreased 529.3% and 420.0%, respectively, for the three and six months ended June 30, 2017 compared to the same prior year periods due to the same factors impacting operating income.

Net Revenues and Operating Income (Loss)

The following table highlights our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Three Months Ended June 30,		Net Revenues for the Six Months Ended June 30,
	2017	2016	2017	2016
West	$98,360	$84,161	$161,061	$156,932
Midwest	67,503	—	67,503	—
South	69,617	32,088	101,528	66,530
East	119,564	115,066	225,877	221,419
Corporate	136	—	136	—
Total	$355,180	$231,315	$556,105	$444,881

	Operating Income (Loss) for the Three Months Ended June 30,		Operating Income (Loss) for the Six Months Ended June 30,
	2017	2016	2017	2016
West	$16,468	$13,655	$17,994	$19,219
Midwest	15,408	—	15,408	—
South	11,069	5,541	16,987	12,043
East	18,153	14,934	33,195	28,665
Corporate	(93,214)	(4,475)	(101,551)	(12,010)
Total	$(32,116)	$29,655	$(17,967)	$47,917

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Net revenues and operating expenses were as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2017	2016	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$61,153	$45,511	$15,642	34.4%
Midwest	65,489	—	65,489	100.0%
South	65,091	29,550	35,541	120.3%
East	110,592	106,291	4,301	4.0%
Total Gaming and Pari-Mutuel Commissions	302,325	181,352	120,973	66.7%
Non-gaming:
West	51,341	50,429	912	1.8%
Midwest	9,530	—	9,530	100.0%
South	12,863	9,598	3,265	34.0%
East	13,042	13,631	(589)	(4.3)%
Corporate	136	—	136	100.0%
Total Non-gaming	86,912	73,658	13,254	18.0%
Total Gross Revenues	389,237	255,010	134,227	52.6%
Promotional allowances:
West	(14,134)	(11,779)	2,355	(20.0)%
Midwest	(7,516)	—	(7,516)	(100.0)%
South	(8,337)	(7,060)	1,277	18.1%
East	(4,070)	(4,856)	(786)	16.2%
Total Promotional Allowances	(34,057)	(23,695)	10,362	(43.7)%
Total Net Revenues	355,180	231,315	123,865	53.5%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	26,151	20,742	5,409	26.1%
Midwest	27,885	—	27,885	100.0%
South	33,759	16,313	17,446	106.9%
East	69,496	66,250	3,246	4.9%
Total Gaming and Pari-Mutuel Commissions	157,291	103,305	53,986	52.3%
Non-gaming
West	23,988	25,657	(1,669)	(6.5)%
Midwest	3,112	—	3,112	100.0%
South	3,859	1,787	2,072	115.9%
East	5,545	7,936	(2,391)	(30.1)%
Total Non-gaming	36,504	35,380	1,124	3.2%
Marketing and promotions	20,158	9,766	10,392	106.4%
General and administrative	55,379	32,380	22,999	71.0%
Corporate	7,442	4,354	3,088	70.9%
Depreciation and amortization	24,909	15,583	9,326	59.8%
Total Operating Expenses	$301,683	$200,768	$100,915	50.3%

Gaming Revenues and Pari-Mutuel Commissions.  Isle contributed $128.9 million of gaming revenues and pari-mutuel commissions for the period from the Isle Acquisition Date through June 30, 2017 consisting primarily of slot and table games revenues. As a result, gaming revenues and pari-mutuel commissions increased 66.7% for the three months ended June 30, 2017 compared to the same prior year period.

Excluding incremental Isle gaming revenues and pari-mutuel commissions of $128.9 million, gaming revenues and pari-mutuel commissions declined 4.4% for the three months ended June 30, 2017 compared to the same prior year period primarily due to a decrease in gaming revenues in the West segment and, to a lesser extent, lower gaming revenues in the South and East segments. The decline in the West segment was mainly attributable to decreases in visitor traffic associated with the absence of a major bowling tournament in the Reno market during the current quarter compared to the same prior year period. Additionally, reductions in gaming volume driven by decreased high-end play and the continued weakness in the energy sector negatively impacted the Shreveport market and South segment. Efforts to eliminate unprofitable gaming play via reductions in marketing promotions and incentives across all segments also contributed to the declines in casino volume and positively impacted operating margins for the three months ended June 30, 2017 compared to the same prior year period.

Non-gaming Revenues.  Isle contributed $19.8 million of non-gaming revenues for the period from the Isle Acquisition Date through June 30, 2017 resulting in an increase of 18.0% in non-gaming revenues over the same prior year period.

Excluding incremental Isle non-gaming revenues of $19.8 million, non-gaming revenues decreased 9.1% for the three months ended June 30, 2017 compared to the same prior year period. The West segment declined for the three months ended June 30, 2017 compared to the same prior year period principally due to lower hotel, food and beverage revenues resulting from reduced customer traffic due to fewer convention room nights and the absence of a major bowling tournament during the current quarter. The South segment decreased in non-gaming revenues for the three months ended June 30, 2017 compared to the same prior year period primarily due to decreased food and beverage revenues associated with revisions to complimentary food offers. The East segment decreased for the three months ended June 30, 2017 compared to the same prior year period in non-gaming revenues primarily due to decreased food and beverage revenues resulting from reductions in complimentary food offerings and the consolidation of restaurants in an effort to maximize capacity utilization.

Promotional Allowances.  Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, decreased to 11.3% for the three months ended June 30, 2017 compared to 13.1% for the same prior year period. This decline was primarily due to strategic revisions to promotional offers across all segments.

Gaming Expenses and Pari-Mutuel Commissions.  Isle contributed $59.8 million of gaming expenses and pari-mutuel commissions for the period from the Isle Acquisition Date through June 30, 2017 resulting in an increase of 52.3% in gaming expenses and pari-mutuel commissions over the same prior year period.

Excluding incremental Isle gaming expenses and pari-mutuel commissions, gaming expenses and pari-mutuel commissions decreased 5.6% for the three months ended June 30, 2017 compared to the same prior year period primarily due to declines in gaming volume combined with savings initiatives targeted at reducing variable expenses along with continued synergies related to the integration of the Tri-Properties in the West segment. Additionally, successful efforts to control costs and maximize departmental profit across all segments also drove the decline in expenses during the current period.

Non-gaming Expenses.  Isle contributed $6.6 million of non-gaming expenses for the period from the Isle Acquisition Date through June 30, 2017 resulting in an increase of 3.2% over the same prior year period.

Excluding incremental Isle non-gaming expenses, non-gaming expenses decreased 15.5% for the three months ended June 30, 2017 compared to the same prior year period in conjunction with lower non-gaming expenses across all segments.

Marketing and Promotions Expenses.  Isle contributed $8.4 million of marketing and promotions expense for the period from the Isle Acquisition Date through June 30, 2017 resulting in an increase of 106.4% over the same prior year period.

Excluding incremental Isle marketing and promotions expenses, consolidated marketing and promotions expense increased 20.0% for the three months ended June 30, 2017 compared to the same prior year period. This increase was primarily attributable to increased expenses resulting from higher internet advertising spend, new television media production promoting new product offerings in the Reno market and a shift in marketing spend to targeted direct mail and promotional offers across all segments. Additionally, marketing promotional costs associated with casino initiatives are charged to this category to provide consistency among properties following the Isle Acquisition.

General and Administrative Expenses.  Isle contributed $24.3 million of general and administrative expense for the period from the Isle Acquisition Date through June 30, 2017 resulting in an increase of 71.0% over the same prior year period.

Excluding incremental Isle general and administrative expenses, consolidated general and administrative expenses decreased 3.9% for the three months ended June 30, 2017 compared to the same 2016 primarily due to savings in property and general liability insurances costs, payroll and related benefit costs savings and decreased legal fees offset by higher expenses associated with information systems maintenance contracts and professional services. These incremental costs resulted from information technology infrastructure projects targeted at consolidating systems for future savings and efficiencies.

Corporate Expenses.  Isle contributed $2.5 million of corporate expense for the period from the Isle Acquisition Date through June 30, 2017 resulting in an increase of 70.9% over the same prior year period.

Excluding incremental Isle corporate expenses, corporate totaled $4.9 million for the three months ended June 30, 2017 compared to $4.4 million for the same prior year period and increased primarily due to payroll and other expenses associated with additional corporate costs driven by growth related to the recent acquisition. Additionally, corporate costs increased as a result of higher stock compensation expense for the three months ended June 30, 2017 compared to the same prior year period due to the three year vesting schedule associated with our long-term incentive plan established in 2015 resulting in three years of grants and related expense in the current period versus two years of grants and related expense in the same prior year period.

Depreciation and Amortization Expense.  Isle contributed $9.8 million of depreciation expense for the period from the Isle Acquisition Date through June 30, 2017 resulting in an increase of 59.8% over the same prior year period.

Excluding incremental Isle depreciation and amortization expense, depreciation and amortization expense decreased 2.8% for the three months ended June 30, 2017 compared to the same prior year period mainly due to lower depreciation in all segments due to assets becoming fully depreciated.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Net revenues and operating expenses were as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2017	2016	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$95,899	$84,413	$11,486	13.6%
Midwest	65,489	—	65,489	100.0%
South	94,378	61,197	33,181	54.2%
East	209,984	205,504	4,480	2.2%
Total Gaming and Pari-Mutuel Commissions	465,750	351,114	114,636	32.6%
Non-gaming:
West	88,260	94,349	(6,089)	(6.5)%
Midwest	9,530	—	9,530	100.0%
South	21,498	18,991	2,507	13.2%
East	23,609	25,107	(1,498)	(6.0)%
Corporate	136	—	136	100.0%
Total Non-gaming	143,033	138,447	4,586	3.3%
Total Gross Revenues	608,783	489,561	119,222	24.4%
Promotional allowances:
West	(23,098)	(21,830)	1,268	(5.8)%
Midwest	(7,516)	—	(7,516)	(100.0)%
South	(14,348)	(13,658)	690	(5.1)%
East	(7,716)	(9,192)	(1,476)	16.1%
Total Promotional Allowances	(52,678)	(44,680)	7,998	(17.9)%
Total Net Revenues	556,105	444,881	111,224	25.0%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	42,138	39,660	2,478	6.2%
Midwest	27,885	—	27,885	100.0%
South	49,282	33,442	15,840	47.4%
East	129,646	127,789	1,857	1.5%
Total Gaming and Pari-Mutuel Commissions	248,951	200,891	48,060	23.9%
Non-gaming
West	45,294	49,898	(4,604)	(9.2)%
Midwest	3,112	—	3,112	100.0%
South	5,684	3,720	1,964	52.8%
East	11,717	14,693	(2,976)	(20.3)%
Total Non-gaming	65,807	68,311	(2,504)	(3.7)%
Marketing and promotions	30,214	19,341	10,873	56.2%
General and administrative	87,154	64,035	23,119	36.1%
Corporate	14,016	11,258	2,758	24.5%
Depreciation and amortization	40,513	31,787	8,726	27.5%
Total Operating Expenses	$486,655	$395,623	$91,032	23.0%

Gaming Revenues and Pari-Mutuel Commissions.  Isle contributed $128.8 million of gaming revenues and pari-mutuel commissions for the period from the Isle Acquisition Date through June 30, 2017 consisting primarily of slot and table games revenues. As a result, gaming revenues and pari-mutuel commissions increased 32.6% for the six months ended June 30, 2017 compared to the same prior year period.

Excluding incremental Isle gaming revenues and pari-mutuel commissions of $128.8 million, gaming revenues declined 4.1% for the six months ended June 30, 2017 compared to the same prior year period primarily due to a decrease in gaming revenues in the West segment and, to a lesser extent, lower gaming revenues in the South segment. The decline in the West segment was mainly attributable to decreases in visitor traffic due to severe weather the northern Nevada region experienced throughout the first quarter of

2017 that resulted in limited access from our main feeder markets combined with the absence of a major bowling tournament in the Reno market. Additionally, reductions in gaming volume driven by decreased high-end play and the continued weakness in the energy sector negatively impacted the Shreveport market and South segment. Efforts to eliminate unprofitable gaming play via reductions in marketing promotions and incentives across the properties also contributed to the declines in casino volume and positively impacted margins across all segments.

Non-gaming Revenues.  Isle contributed $19.8 million of non-gaming revenues for the period from the Isle Acquisition Date through June 30, 2017 resulting in an increase of 3.3% over the same prior year period.

Excluding incremental Isle non-gaming revenues of $19.8 million, non-gaming revenues decreased 11.3% for the six months ended June 30, 2017 compared to the same prior year period. The West segment declined for the six months ended June 30, 2017 compared to the same prior year period principally due to lower hotel, food and beverage revenues resulting from reduced customer traffic due to fewer convention room nights and the absence of a major bowling tournament during the current year. The South segment decreased in non-gaming revenues for the six months ended June 30, 2017 compared to the same prior year period primarily due to decreased food and beverage revenues associated with revisions to marketing strategies resulting in fewer complimentary food offers. Non-gaming revenues in the East segment decreased for the six months ended June 30, 2017 compared to the same prior year period primarily due to decreased food and beverage revenues resulting from reductions in complimentary food offers and the consolidation of restaurants in an effort to maximize capacity utilization.

Promotional Allowances.  Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, decreased to 11.3% for the six months ended June 30, 2017 compared to 12.7% for the same prior year period. This decline was primarily due to strategic revisions to promotional offers across all segments.

Gaming Expenses and Pari-Mutuel Commissions.  Isle contributed $59.8 million of gaming expenses and pari-mutuel commissions for the period from the Isle Acquisition Date through June 30, 2017 resulting in an increase of 23.9% over the same prior year period.

Excluding incremental Isle gaming expenses and pari-mutuel commissions, gaming expenses and pari-mutuel commissions decreased 5.7% for the six months ended June 30, 2017 compared to the same prior year period primarily due to decreases in gaming volume combined with savings initiatives targeted at reducing variable expenses along with continued synergies related to the integration of the Tri-Properties in the West segment. Additionally, successful efforts to control costs and maximize departmental profit across all segments also drove the decline in expenses during the current period.

Non-gaming Expenses.  Isle contributed $6.6 million of non-gaming expenses for the period from the Isle Acquisition Date through June 30, 2017. Despite this incremental increase, non-gaming expenses decreased 3.7% over the same prior year period.

Excluding incremental Isle non-gaming expenses, non-gaming expenses decreased 14.7% for the six months ended June 30, 2017 compared to the same prior year period in conjunction with to lower non-gaming expenses across all segments in conjunction with non-gaming revenue declines.

Marketing and Promotions Expenses.  Isle contributed $8.4 million of marketing and promotions expense for the period from the Isle Acquisition Date through June 30, 2017 resulting in an increase of 56.2% over the same prior year period. Additionally, marketing promotional costs associated with casino initiatives are charged to this category to provide consistency among properties following the Isle Acquisition

Excluding incremental Isle marketing and promotions expenses, consolidated marketing and promotions expense increased 17.5% for the six months ended June 30, 2017 compared to the same prior year period. This increase was primarily attributable to increased expenses resulting from higher internet advertising spend, new television media production promoting new product offerings and a shift in marketing spend to targeted direct mail and promotional offers across all segments.

General and Administrative Expenses.  Isle contributed $24.3 million of marketing and promotions expense for the period from the Isle Acquisition Date through June 30, 2017 resulting in an increase of 36.1% over the same prior year period.

Excluding incremental Isle general and administrative expenses, consolidated general and administrative expenses decreased 1.9% for the six months ended June 30, 2017 compared to the same 2016. Savings associated with lower property and general liability insurance costs were partially offset by higher expenses associated with information systems maintenance contracts and professional services. These incremental costs resulted from information technology infrastructure projects targeted at consolidating systems for future savings and efficiencies.

Corporate Expenses.  Isle contributed $2.5 million of corporate expense for the period from the Isle Acquisition Date through June 30, 2017 resulting in an increase of 24.5% over the same prior year period.

Excluding incremental Isle corporate expenses, corporate totaled $11.5 million for the six months ended June 30, 2017 compared to $11.3 million for the same prior year period. Corporate costs increased slightly as a result of higher stock compensation expense for the six months ended June 30, 2017 compared to the same prior year period due to the three year vesting schedule associated with our long-term incentive plan established in 2015 resulting in three years of grants and related expense in the current period versus two years of grants and related expense in the same prior year period.

Depreciation and Amortization Expense.  Isle contributed $9.8 million of depreciation expense for the period from the Isle Acquisition Date through June 30, 2017 resulting in an increase of 27.5% over the same prior year period.

Excluding incremental Isle depreciation and amortization expense, depreciation and amortization expense decreased 3.3% for the six months ended June 30, 2017 compared to the same prior year period mainly due to lower depreciation in all segments due to assets becoming fully depreciated.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three and Six Months Ended June 30, 2017 and 2016

Adjusted EBITDA (defined below), a non GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock based compensation, transaction expenses, severance expense and other expenses. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with US GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for our operating segments for the three and six months ended June 30, 2017 and 2016, in addition to reconciling Adjusted EBITDA to operating income (loss) in accordance with US GAAP (unaudited, in thousands):

	Three Months Ended June 30, 2017
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses	Severance Expense	Other (6)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$16,468	$6,576	$52	$—	$36	$(27)	$23,105
Midwest	15,408	4,966	86	—	1	7	20,468
South	11,069	4,662	40	—	3	—	15,774
East	18,153	8,273	4	—	22	89	26,541
Corporate	(93,214)	432	1,123	85,464	300	(22)	(5,917)
Total Excluding Pre-Acquisition	$(32,116)	$24,909	$1,305	$85,464	$362	$47	$79,971

Pre-Acquisition (1):
West	$2,709	$925	$2	$—	$—	$4	$3,640
Midwest	10,637	2,001	14	—	5	29	12,686
South	3,943	1,442	7	—	—	33	5,425
East	(197)	239	—	—	—	—	42
Corporate	(2,550)	96	461	286	—	(22)	(1,729)
Total Pre-Acquisition	$14,542	$4,703	$484	$286	$5	$44	$20,064

Including Pre-Acquisition:
West	$19,177	$7,501	$54	$—	$36	$(23)	$26,745
Midwest	26,045	6,967	100	—	6	36	33,154
South	15,012	6,104	47	—	3	33	21,199
East	17,956	8,512	4	—	22	89	26,583
Corporate	(95,764)	528	1,584	85,750	300	(44)	(7,646)
Total Including Pre-Acquisition (2)	$(17,574)	$29,612	$1,789	$85,750	$367	$91	$100,035

	Three Months Ended June 30, 2016
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses	Severance Expense	Other (6)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$13,655	$5,046	$—	$—	$—	$214	$18,915
Midwest	—	—	—	—	—	—	—
South	5,541	1,964	—	—	—	(49)	7,456
East	14,934	8,459	—	—	—	646	24,039
Corporate	(4,475)	114	579	56	17	(49)	(3,758)
Total Excluding Pre-Acquisition	$29,655	$15,583	$579	$56	$17	$762	$46,652

Pre-Acquisition (3):
West	$6,163	$2,122	$12	$—	$—	$—	$8,297
Midwest	20,387	9,236	45	—	—	556	30,224
South	10,131	4,188	24	—	—	—	14,343
East	(1,215)	1,091	—	—	—	—	(124)
Corporate	(8,464)	344	1,307	—	—	190	(6,623)
Total Pre-Acquisition	$27,002	$16,981	$1,388	$—	$—	$746	$46,117

Including Pre-Acquisition:
West	$19,818	$7,168	$12	$—	$—	$214	$27,212
Midwest	20,387	9,236	45	—	—	556	30,224
South	15,672	6,152	24	—	—	(49)	21,799
East	13,719	9,550	—	—	—	646	23,915
Corporate	(12,939)	458	1,886	56	17	141	(10,381)
Total Including Pre-Acquisition (2)	$56,657	$32,564	$1,967	$56	$17	$1,508	$92,769

	Six Months Ended June 30, 2017
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses	Severance Expense	Other (6)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$17,994	$11,219	$52	$—	$196	$(27)	$29,434
Midwest	15,408	4,966	86	—	1	7	20,468
South	16,987	6,594	40	—	3	—	23,624
East	33,195	17,153	4	—	22	245	50,619
Corporate	(101,551)	581	2,856	87,078	289	(22)	(10,769)
Total Excluding Pre-Acquisition	$(17,967)	$40,513	$3,038	$87,078	$511	$203	$113,376

Pre-Acquisition (3):
West	$9,525	$3,694	$8	$—	$—	$4	$13,231
Midwest	34,819	11,952	51	—	5	29	46,856
South	19,165	5,694	26	—	—	33	24,918
East	(1,072)	952	—	—	—	—	(120)
Corporate	(8,811)	371	1,631	286	549	(22)	(5,996)
Total Pre-Acquisition	$53,626	$22,663	$1,716	$286	$554	$44	$78,889

Including Pre-Acquisition:
West	$27,519	$14,913	$60	$—	$196	$(23)	$42,665
Midwest	50,227	16,918	137	—	6	36	67,324
South	36,152	12,288	66	—	3	33	48,542
East	32,123	18,105	4	—	22	245	50,499
Corporate	(110,362)	952	4,487	87,364	838	(44)	(16,765)
Total Including Pre-Acquisition (2)	$35,659	$63,176	$4,754	$87,364	$1,065	$247	$192,265

	Six Months Ended June 30, 2016
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (5)	Severance Expense	Other (4)(6)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$19,219	$10,509	$—	$—	$—	$180	$29,908
Midwest	—	—	—	—	—	—	—
South	12,043	3,910	—	—	—	(50)	15,903
East (3)	28,665	17,143	—	—	—	1,136	46,944
Corporate	(12,010)	225	2,033	574	1,461	(49)	(7,766)
Total Excluding Pre-Acquisition	$47,917	$31,787	$2,033	$574	$1,461	$1,217	$84,989

Pre-Acquisition (3):
West	$13,109	$4,292	$26	$—	$—	$—	$17,427
Midwest	42,867	18,976	88	—	—	705	62,636
South	26,179	8,256	48	—	—	—	34,483
East	(2,543)	2,167	—	—	—	—	(376)
Corporate	(15,520)	796	1,858	—	—	870	(11,996)
Total Pre-Acquisition	$64,092	$34,487	$2,020	$—	$—	$1,575	$102,174

Including Pre-Acquisition:
West	$32,328	$14,801	$26	$—	$—	$180	$47,335
Midwest	42,867	18,976	88	—	—	705	62,636
South	38,222	12,166	48	—	—	(50)	50,386
East (3)	26,122	19,310	—	—	—	1,136	46,568
Corporate	(27,530)	1,021	3,891	574	1,461	821	(19,762)
Total Including Pre-Acquisition (2)	$112,009	$66,274	$4,053	$574	$1,461	$2,792	$187,163

(1)

Figures are for Isle the one and four months ended April 30, 2017, the day before the Company acquired Isle on May 1, 2017. The Company reports its financial results on a calendar fiscal year. Prior to the Company’s acquisition of Isle, Isle’s fiscal year typically ended on the last Sunday in April. Isle’s fiscal 2017 and 2016 were 52-week years, which commenced on April 25, 2016 and April 27, 2015, respectively. Such figures were prepared by the Company to reflect Isle’s unaudited consolidated historical net revenues and Adjusted EBITDA for periods corresponding to the Company’s fiscal quarterly calendar. Such figures are based on the unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

(2)

Total figures for 2016 and 2017 include combined results of operations for Isle and the Company for periods preceding the date that the Company acquired Isle. Such presentation does not conform with GAAP or the Securities and Exchange Commission rules for proforma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.

(3)

Figures are for Isle for the three and six months ended June 30, 2016. Such figures were prepared by the Company to reflect Isle’s unaudited consolidated historical net revenues, operating income and Adjusted EBITDA for periods corresponding to the Company’s fiscal quarterly calendar. Such figures are based on the unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

(4)

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

(5)

Transaction expenses for the three and six months ended June 30, 2017 represent acquisition costs related to the Isle Acquisition. Transaction expenses for the three and six months ended June 30, 2016 represent acquisition costs related to the Reno Acquisition and includes a credit of $2.0 thousand related to S-1 offering costs.

(6)

Other is comprised of (gain) loss on the sale or disposal of property, equity in loss of unconsolidated affiliate and other regulatory gaming assessments, including the item listed in footnote (4) above.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings under our revolving credit facility and proceeds from the issuance of debt securities. We closed on the Isle Acquisition on May 1, 2017 and paid $552.0 million in cash consideration in the Isle Acquisition, refinanced the outstanding Isle indebtedness and paid expenses related to the Isle Acquisition with proceeds from borrowings under the financing described below.

We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties and servicing our outstanding indebtedness. During the remainder of 2017, we plan to spend $50.2 million on capital expenditures, $52.3 million to pay interest on our outstanding indebtedness and $7.3 million for principal payments on our term loan. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements, and service our outstanding indebtedness for the foreseeable future.

ERI is a holding company and its only significant assets are ownership interests in its subsidiaries. ERI’s ability to fund its obligations depends on the cash flow of its subsidiaries and the ability of its subsidiaries to distribute or otherwise make funds available to ERI.

As of June 30, 2017, we had consolidated cash and cash equivalents of $126.2 million, including restricted cash of $22.6 million.

Operating Cash Flow.  For the six months ended June 30, 2017, cash flows provided by operating activities totaled $3.5 million compared to $48.7 million during the same prior year period. The decrease in operating cash was primarily due to transaction costs associated with the Isle Acquisition combined with changes in the balance sheet accounts in the normal course of business.

Investing Cash Flow and Capital Expenditures.  Net cash flows used in investing activities totaled $1.4 billion for the six months ended June 30, 2017 compared to $15.4 million for the same prior year period. Net cash flows used in investing activities for the six months ended June 30, 2017 was primarily due to cash paid to acquire Isle in addition to $29.8 million in capital expenditures for various property enhancement and maintenance projects and equipment purchases.

Financing Cash Flow.  Net cash flows provided by financing activities for the six months ended June 30, 2017 totaled $1.4 billion compared to $74.4 million used in financing activities for the six months ended June 30, 2016. This increase was primarily related to the issuance of debt associated with the Isle Acquisition and the refinancing of our Term Loan and Revolving Credit Facility. This increase was partially offset by net payments made on our credit facilities throughout the six months ended June 30, 2017.

Debt Obligations

7% Senior Notes

On July 23, 2015, the Company issued at par $375.0 million in aggregate principal amount of 7.0% senior notes due 2023 (“7% Senior Notes”) pursuant to the indenture, dated as of July 23, 2015 (the “Indenture”), between the Company and U.S. Bank, National Association, as Trustee. The 7% Senior Notes are guaranteed by all of the Company’s direct and indirect restricted subsidiaries. CC-Reno, LLC and the Circus and Eldorado Joint Venture, LLC became guarantors in June 2016 upon receipt of the required gaming regulatory approval which occurred in May 2016. The 7% Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 7% Senior Notes to be declared due and payable. As of June 30, 2017, the Company was in compliance with all of the covenants under the indenture relating to the 7% Senior Notes.

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

On or after April 1, 2020, the Company may redeem all or a portion of the 6% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 6% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below:

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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The New Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6% Senior Notes to be declared due and payable. As of June 30, 2017, the Company was in compliance with all of the covenants under the indenture relating to the 6% Senior Notes.

Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “Term Loan”) and a $150.0 million five year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”).

The Term Loan bore interest at a rate per annum of, at the Company’s option, either (x) LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or (y) a base rate plus 2.25%. Borrowings under the Revolving Credit Facility bore interest at a rate per annum of, at the Company’s option, either (x) LIBOR plus a spread ranging from 2.5% to 3.25% or (y) a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on the Company’s total leverage ratio. Additionally, the Company paid a commitment fee on the unused portion of the Revolving Credit Facility not being utilized in the amount of 0.50% per annum.

The Credit Facility was secured by substantially all of the Company’s personal property assets and substantially all personal property assets of each subsidiary that guarantied the Credit Facility (other than certain subsidiary guarantors designated as immaterial) (the “Credit Facility Guarantors”), whether owned on the closing date of the Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the Credit Facility Guarantors. The Credit Facility was also secured by a pledge of all of the equity owned by us and the Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the Credit Facility contained a number of customary covenants that, among other things, restricted, subject to certain exceptions, the Company’s ability and the ability of the Credit Facility Guarantors to incur additional indebtedness, create liens on collateral, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

The credit agreement governing the Credit Facility included requirements the Company maintain a maximum total leverage ratio and a minimum interest coverage ratio (adjusting over time). The Company was required to maintain a maximum total leverage ratio of 6.00 to 1.00 from January 1, 2016 to December 31, 2017 and 5.00 to 1.00 thereafter. In addition, the Company was required to maintain a minimum interest coverage ratio of 2.75 to 1.00 from January 1, 2016 through December 31, 2016 and 3.00 to 1.00 thereafter. A default of the financial ratio covenants only became an event of default under the Term Loan if the lenders providing the Revolving Credit Facility made certain affirmative actions after the occurrence of a default of such financial ratio covenants.

The credit agreement governing the Credit Facility contained a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to other indebtedness including the 7% Senior Notes, certain events of bankruptcy or insolvency, certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the Credit Facility would be entitled to take various actions, including accelerating amounts due thereunder and taking all actions permitted to be taken by a secured creditor.

On May 1, 2017, all of the outstanding amounts under the Credit Facility were repaid with proceeds of borrowings under the New Credit Facility and the Credit Facility was terminated. In accordance with ASC Topic 470-50, “Debt Modifications and Extinguishments” (“ASC 470-50”), we recognized a loss totaling $27.3 million for the three and six months ended June 30, 2017 as a result of the debt refinancing transaction.

New Credit Facility

On April 17, 2017, Eagle II entered into a new credit agreement by and among Eagle II, as initial borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (the “New Credit Facility”), consisting of a $1.45 billion term loan facility (the “New Term Loan Facility” or the “New Term Loan”) and a $300.0 million revolving credit facility (the “New Revolving Credit Facility”), which was undrawn at closing. The proceeds of the New Term Loan Facility, and additional funds in the amount of $4.5 million in respect of interest expected to be accrued on the New Term Loan Facility, were placed in escrow pending satisfaction of certain conditions, including consummation of the Isle Acquisition. In connection with the consummation of the Isle Acquisition on May 1, 2017, the escrowed funds were released and ERI assumed Eagle II’s obligations under the New Credit Facility and certain of ERI’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of ERI’s obligations under the New Credit Facility.

As of June 30, 2017, the Company had $1.45 billion outstanding on the New Term Loan and $90.0 million in borrowings outstanding under the New Revolving Credit Facility. The Company had $201.3 million of available borrowing capacity, after consideration of $8.7 million in outstanding letters of credit, under its New Revolving Credit Facility as of June 30, 2017. At June 30, 2017, the interest rate on the New Term Loan was 3.375%, and the weighted average interest rate on the New Revolving Credit Facility was 3.75% based upon the weighted average interest rate of borrowings outstanding on our New Revolving Credit Facility as of June 30, 2017.

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

The Company’s obligations under the New Revolving Credit Facility will mature on April 17, 2022. The Company’s obligations under the New Term Loan Facility will mature on April 17, 2024. The Company is required to make quarterly principal payments in an amount equal to $3,625,000 on the New Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017. In addition, the Company is required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, the Company is required to apply a portion of its excess cash flow to repay amounts outstanding under the New Credit Facility.

The interest rate per annum applicable to loans under the New Revolving Credit Facility are, at our option, either (i) LIBOR plus a margin ranging from 1.75% to 2.50% or (ii) a base rate plus a margin ranging from 0.75% to 1.50%, which margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the New Term Loan Facility is, at our option, either (i) LIBOR plus 2.25%, or (ii) a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00% over the term of the New Term Loan Facility or the New Revolving Credit Facility. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility not being utilized in the amount of 0.50% per annum.

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

The New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to our other indebtedness including the Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts outstanding thereunder and taking all actions permitted to be taken by a secured creditor. As of June 30, 2017, the Company was in compliance with the covenants under the New Credit Facility.

Contractual Obligations

Other than the previously discussed 6% Senior Notes, New Credit Facility and Isle leases for real estate and various equipment, there have been no material changes during the three and six months ended June 30, 2017 to our contractual obligations as disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2016.

Other Liquidity Matters

We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in “Part II, Item 1. Legal Proceedings” and Note 11 to our unaudited consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included in our Annual Report on Form 10-K for the year ended December 31, 2016 and “Part II, Item IA. Risk Factors” which is included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

As of June 30, 2017, our long‑term variable‑rate borrowings totaled $1.5 billion comprised of $1.45 billion under the New Term Loan and $90.0 million under the New Revolving Credit Facility and represented approximately 67% of our long‑term debt.

There was no material change in interest rate risk for the six months ended June 30, 2017 other than as previously discussed in Liquidity and Capital Resources section in Item 2.

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

Except as noted below, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10‑Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 1, 2017, we completed the acquisition of Isle. See Part I, Item 1, Condensed Notes to Unaudited Consolidated Financial Statements, Note 2: Isle Acquisition and Preliminary Purchase Price Accounting, for a discussion of the acquisition and related financial data. The Company is in the process of integrating Isle and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Excluding the Isle Acquisition, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2016. There have been no material changes to those risk factors during the six months ended June 30, 2017, except for the following additional risk factors related to the Isle Acquisition.

Our operations in certain jurisdictions depend on agreements with third parties.

Our operations in several jurisdictions depend on agreements with third parties. If we are unable to renew these agreements on satisfactory terms as they expire, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, Iowa law requires that each gambling venue in Iowa must have a licensed “Qualified Sponsoring Organization,” or QSO, which is a tax-exempt non-profit organization. The QSO must donate the profits it receives from casino operations to educational, civic, public, charitable, patriotic or religious uses. Each of our three Iowa properties has an agreement with a local QSO. We have the right to renew our agreements for Bettendorf and Waterloo when they expire in 2025 and 2018, respectively.

We have a management agreement with Nemacolin Woodlands Resort, the owner of the gaming license issued by the Pennsylvania Gaming Control Board allowing operation of a casino at the resort. Under the terms of this agreement, we constructed and currently operate a casino at the resort. Our management agreement is subject to a buy-out provision on or after December 31, 2021, as well as other terms and conditions which could result in termination of the management agreement. The base term of the agreement is ten years, with four, five-year renewal options. Additionally, each party to the management agreement has certain termination rights. If the management agreement is terminated, we will no longer have the right to manage our casino at Nemacolin Woodlands Resort.

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

We collect information relating to our guests and employees for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States. We rely on information technology and other systems to maintain and transmit this personal and financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. Our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact, operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

In addition, third party service providers and other business partners process and maintain proprietary business information and data related to our guests, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third party penetration of our network security or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or those of a third party service provider or business partner. As a result, our business information, guest, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

Any such loss, disclosure or misappropriation of, or access to, guests’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our reputation, businesses, operating results and financial condition.

Some of our casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

We lease certain parcels of land on which several of our properties are located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases which are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities and may result in the default under our amended and restated credit facility.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit	Method of Filing

2.1	Stock Purchase Agreement, dated October 13, 2016, by and among CQ Holding Company, Inc., Isle of Capri Casinos, Inc., and Isle of Capri Marquette, Inc.	Previously filed on Form 8-K of Isle of Capri Casinos, Inc. filed on October 13, 2016

4.1	Third Supplemental Indenture, dated March 16, 2017 among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association	Previously filed on Form 8-K filed on March 22, 2017

4.2	Indenture dated as of March 29, 2017, by and between Eagle II Acquisition Company LLC and U.S. Bank, National Association.	Previously filed on Form 8-K filed on March 29, 2017

10.1

Amendment No. 1 to Credit Agreement, dated as of March 28, 2017, by and among Eldorado Resorts, Inc., a Nevada corporation, the Guarantors party thereto, certain Lenders that executed and delivered a Consent to the Amendment, and JPMorgan Chase Bank, N.A., as administrative agent.

Previously filed on Form 8-K filed on March 29, 2017

10.2	Isle of Capri Casinos, Inc. Second Amended and Restated 2009 Long-Term Stock Incentive Plan.	Previously filed on Form 8-K of Isle of Capri Casinos, Inc. filed on October 9, 2015

10.6	Isle of Capri Casino, Inc. Form Stock Option Award Agreement.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on July 11, 2008

10.7	Isle of Capri Casino, Inc. Form of Restricted Stock Award Agreement.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 25, 2009

10.8	Isle of Capri Casino, Inc. Form of Performance Based Restricted Stock Unit Agreement.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 14, 2012

10.9	Isle of Capri Casino, Inc. Form of Non-Qualified Stock Option Agreement.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 17, 2015

10.10	Isle of Capri Casino, Inc. Form of Performance Stock Unit Agreement.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 17, 2015

10.11	Isle of Capri Casino, Inc. Form of Restricted Stock Unit Agreement.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 17, 2015

10.12	Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles).	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on July 2, 1999

10.13	Lease of property in Coahoma, Mississippi dated as of November 16, 1993 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc.	Previously filed on Form S-4/A of Isle of Capri Casinos, Inc. filed on June 19, 2002

10.14	Addendum to Lease dated as of June 22, 1994 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on July 28, 2000

10.15	Second addendum to Lease dated as of October 17, 1995 by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on July 28, 2000

Exhibit Number	Description of Exhibit	Method of Filing
10.16	Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of July 18, 1997.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on July 11, 2008

10.17	Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formally known as Davis Gaming Boonville, Inc. dated as of April 19, 1999.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on July 11, 2008

10.18	Second Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Davis Gaming Boonville, Inc. dated as of September 17, 2001.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on July 11, 2008

10.19

Third Amendment to Master Lease between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Gold River's Boonville Resort, Inc. and Davis Gaming Boonville, Inc. dated as of November 19, 2001.

Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on July 11, 2008

10.20	Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of August 21, 1995.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 25, 2009

10.21	First Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of October 31, 1995.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 25, 2009

10.22	Second Amendment to Amended and Restated Lease Agreement by and between the Port Authority of Kansas City, Missouri and Tenant dated as of June 10, 1996.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 25, 2009

10.23	Assignment and Assumption Agreement (Lease Agreement) between Flamingo Hilton Riverboat Casino, LP, Isle of Capri Casinos, Inc. and IOC-Kansas City, Inc. dated as of June 6, 2000.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on July 11, 2008

10.24	Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. dated as of August 15, 1995.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on July 11, 2008

10.25	Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. dated as of April 4, 1996.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on July 11, 2008

10.26	Second Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. dated as of March 21, 2003.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on July 11, 2008

10.27	Third Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. dated as of April 22, 2003.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on July 11, 2008

10.28	Fourth Addendum to the Lease and Agreement-Spring 1995 between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. dated as of December 11, 2013.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 23, 2014

10.29	Development Agreement by and between IOC-Cape Girardeau, LLC and the City of Cape Girardeau, Missouri dated as of October 4, 2010.	Previously filed on Form 10-Q of Isle of Capri Casinos, Inc. filed on December 3, 2010

10.30	Amended and Restated Operator's Contract by and between Black Hawk County Gaming Association and IOC Black Hawk County, Inc. dated as of November 9, 2004.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 23, 2014

10.31

Operator's Contract by and between the Riverbend Regional Authority, Green Bridge Company, Bettendorf Riverfront Development Company, L.C., Lady Luck Gaming Corporation and Lady Luck Bettendorf, L.C., dated as of August 11, 1994.

Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 23, 2014

Exhibit Number	Description of Exhibit	Method of Filing
10.32

Amendment to Operator's Contract by and among Green Bridge Company, Bettendorf Riverfront Development Company, L.C., Lady Luck Gaming Corporation, Lady Luck Bettendorf, L.C. and Riverbend Regional Authority, dated as of August 27, 1998.

Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 23, 2014

10.33	Second Amendment to Operator's Contract by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority dated as of June 30, 2004.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 23, 2014

10.34	Third Amendment to Operator's Contract by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority dated as of October 30, 2007.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 23, 2014

10.35	Fourth Amendment to Operator's Contract by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority dated as of March 11, 2015.	Previously filed on Form 10-K of Isle of Capri Casinos, Inc. filed on June 17, 2015

31.1	Certification of Gary L. Carano pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

31.2	Certification of Thomas R. Reeg pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

101.1	XBRL Instance Document	Filed herewith.

101.2	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS, INC.

Date: August 11, 2017	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer and Chairman of the Board

Date: August 11, 2017	/s/ Thomas R. Reeg
Thomas R. Reeg
President and Chief Financial Officer
(Principal Financial Officer)