Form 10-Q
period 2017-09-30
Eldorado Resorts, Inc.
filed 2017-11-07
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of November 2, 2017 was 76,824,595.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2017

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$134,903	$61,029
Restricted cash	21,307	2,414
Marketable securities	17,461	—
Accounts receivable, net	33,129	14,694
Due from affiliates	71	—
Inventories	16,505	11,055
Prepaid income taxes	5,353	69
Prepaid expenses and other	28,749	12,492
Assets held for sale	143,496	—
Total current assets	400,974	101,753
PROPERTY AND EQUIPMENT, NET	1,446,354	612,342
GAMING LICENSES AND OTHER INTANGIBLES, NET	954,962	487,498
GOODWILL	746,482	66,826
NON-OPERATING REAL PROPERTY	18,069	14,219
OTHER ASSETS, NET	18,416	11,406
Total assets	$3,585,257	$1,294,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,068	$4,545
Accounts payable	28,328	21,576
Due to affiliates	30	259
Accrued property, gaming and other taxes	40,772	18,790
Accrued payroll and related	57,814	14,588
Accrued interest	13,193	14,634
Deferred proceeds for assets held for sale	20,000	—
Accrued other liabilities	57,080	27,648
Liabilities related to assets held for sale	6,790	—
Total current liabilities	225,075	102,040
LONG-TERM DEBT, LESS CURRENT PORTION	2,224,054	795,881
DEFERRED INCOME TAXES	251,978	90,385
OTHER LONG-TERM LIABILITIES	30,215	7,287
	2,731,322	995,593
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Common stock, 100,000,000 shares authorized, 76,804,618 and 47,105,744 issued and outstanding, par value $0.00001 as of September 30, 2017 and December 31, 2016, respectively	—	—
Paid-in capital	745,117	173,879
Retained earnings	108,806	124,560
Accumulated other comprehensive income	12	12
Total stockholders’ equity	853,935	298,451
Total liabilities and stockholders’ equity	$3,585,257	$1,294,044

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES:
Casino	$367,930	$184,604	$825,833	$532,141
Pari-mutuel commissions	5,162	3,527	9,945	7,104
Food and beverage	56,356	38,029	132,307	108,735
Hotel	38,536	28,001	85,473	73,843
Other	15,052	12,095	35,196	33,994
	483,036	266,256	1,088,754	755,817
Less-promotional allowances	(38,162)	(24,691)	(87,776)	(69,371)
Net operating revenues	444,874	241,565	1,000,978	686,446
EXPENSES:
Casino	184,790	103,272	428,543	299,908
Pari-mutuel commissions	4,601	3,506	9,793	7,761
Food and beverage	26,457	21,046	66,711	61,557
Hotel	10,138	7,956	24,767	23,064
Other	7,792	7,298	18,689	19,990
Marketing and promotions	24,634	11,323	54,845	30,664
General and administrative	68,585	34,094	155,778	98,129
Corporate	7,718	4,426	21,734	15,684
Depreciation and amortization	29,122	15,810	69,635	47,597
Total operating expenses	363,837	208,731	850,495	604,354
GAIN (LOSS) ON SALE OF ASSET OR DISPOSAL OF PROPERTY	4	25	(51)	(740)
ACQUISITION CHARGES	(2,094)	(4,750)	(89,172)	(5,326)
EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE	(23)	—	(305)	—
OPERATING INCOME	78,924	28,109	60,955	76,026
OTHER EXPENSE:
Interest expense, net	(29,183)	(12,589)	(69,380)	(38,375)
Loss on early retirement of debt, net	(10,030)	—	(37,347)	(155)
Total other expense	(39,213)	(12,589)	(106,727)	(38,530)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	39,711	15,520	(45,772)	37,496
(PROVISION) BENEFIT FOR INCOME TAXES	(11,595)	(5,838)	27,625	(13,654)
INCOME (LOSS) FROM CONTINUING OPERATIONS	28,116	9,682	(18,147)	23,842
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	1,438	—	2,393	—
NET INCOME (LOSS)	$29,554	$9,682	$(15,754)	$23,842

Income (loss) per common share attributable to common stockholders - basic:
Income (loss) from continuing operations	$0.36	$0.21	$(0.28)	$0.51
Income from discontinued operations, net of income taxes	0.02	—	0.03	—
Net income (loss) attributable to common stockholders	$0.38	$0.21	$(0.25)	$0.51

Income (loss) per common share attributable to common stockholders - diluted:
Income (loss) from continuing operations	$0.36	$0.20	$(0.28)	$0.50
Income from discontinued operations, net of income taxes	0.02	—	0.03	—
Net income (loss) attributable to common stockholders	$0.38	$0.20	$(0.25)	$0.50

Weighted Average Basic Shares Outstanding	76,902,070	47,193,120	63,821,705	47,106,706
Weighted Average Diluted Shares Outstanding	77,959,689	47,834,644	64,768,174	47,737,592

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET INCOME (LOSS)	$29,554	$9,682	$(15,754)	$23,842
Other Comprehensive Income (Loss), net of tax:
Other Comprehensive Income	—	—	—	—
Comprehensive Income (Loss), net of tax	$29,554	$9,682	$(15,754)	$23,842

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,754)	$23,842
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	69,635	47,597
Amortization of deferred financing costs, discount and debt premium	5,041	2,614
Equity in loss of unconsolidated affiliate	305	—
Loss on early extinguishment of debt	37,347	155
Change in fair value of acquisition related contingencies	36	1
Stock compensation expense	4,454	2,749
Loss on disposal of assets	51	740
Provision for bad debts	397	308
(Benefit) provision for deferred income taxes	(25,535)	12,432
Change in operating assets and liabilities:
Restricted cash	200	2,876
Sale of trading securities	272	—
Accounts receivable	(6,939)	(7,388)
Inventory	17	265
Prepaid expenses and other assets	2,054	(5,489)
Interest payable	(1,441)	(7,271)
Income taxes receivable/payable	(1,268)	—
Accounts payable and accrued liabilities	2,959	(1,181)
Net cash provided by operating activities	71,831	72,250
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(53,181)	(32,949)
Reimbursement of capital expenditures from West Virginia regulatory authorities	251	4,113
Restricted cash	1,617	—
Proceeds from sale of property and equipment	—	1,560
Net cash used in business combinations	(1,343,659)	(491)
Decrease in other assets, net	—	564
Net cash used in investing activities	(1,394,972)	(27,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of New Term Loan	1,450,000	—
Proceeds from issuance of 6% Senior Notes	875,000	—
Borrowings under New Revolving Credit Facility	166,953	—
Payments under Term Loan	(1,062)	(3,188)
Payments under New Term Loan	(448,125)	—
Payments under New Revolving Credit Facility	(166,953)	—
Borrowings (payments) under Revolving Credit Facility	41,000	(74,500)
Payments under Revolving Credit Facility	(29,000)	—
Retirement of Term Loan	(417,563)	—
Retirement of Revolving Credit Facility	(41,000)	—
Debt premium proceeds	27,500	—
Payment of other long-term obligation	(23)	—
Payments on capital leases	(347)	(204)
Debt issuance costs	(51,338)	(463)
Taxes paid related to net share settlement of equity awards	(10,927)	(1,366)
Proceeds from exercise of stock options	2,900	1,005
Net cash provided by (used in) financing activities	1,397,015	(78,716)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73,874	(33,669)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	61,029	78,278
CASH AND CASH EQUIVALENTS, END OF PERIOD	$134,903	$44,609
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$67,840	$43,000
Cash paid during period for income taxes	714	1,406
NON-CASH FINANCING ACTIVITIES
Payables for capital expenditures	2,286	1,961

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

Throughout the three and nine months ended September 30, 2017, ERI owned and operated the following properties:

•

Eldorado Resort Casino Reno (“Eldorado Reno”)—A 814-room hotel, casino and entertainment facility connected via an enclosed skywalk to Silver Legacy and Circus Reno located in downtown Reno, Nevada that includes 1,125 slot machines and 46 table games;

•

Silver Legacy Resort Casino (“Silver Legacy”)—A 1,711-room themed hotel and casino connected via an enclosed skywalk to Eldorado Reno and Circus Reno that includes 1,187 slot machines, 63 table games and a 13 table poker room;

•

Circus Circus Reno (“Circus Reno”)—A 1,571-room hotel-casino and entertainment complex connected via an enclosed skywalk to Eldorado Reno and Silver Legacy that includes 720 slot machines and 26 table games;

•

Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)—A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana that includes 1,397 slot machines, 52 table games and an eight table poker room;

•

Mountaineer Casino, Racetrack & Resort (“Mountaineer”)—A 357-room hotel, casino and entertainment facility and live thoroughbred horse racing located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle that includes 1,505 slot machines, 36 table games and a 10 table poker room;

•

Presque Isle Downs & Casino (“Presque Isle Downs”)—A casino and live thoroughbred horse racing facility with 1,596 slot machines, 32 table games and a seven table poker room located in Erie, Pennsylvania; and

•

Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,245 video lottery terminals (“VLT”), harness racing and a 118-room third party hotel connected to Scioto Downs located 15 minutes from downtown Columbus, Ohio.

In addition, on May 1, 2017, the Company consummated its acquisition of Isle of Capri Casinos, Inc. and acquired the following properties:

•

Isle Casino Hotel—Black Hawk (“Isle Black Hawk”)—A land-based casino on an approximately 10-acre site in Black Hawk, Colorado that includes 993 slot machines, 27 table games, a nine table poker room and a 238-room hotel;

•

Lady Luck Casino—Black Hawk (“Lady Luck Black Hawk”)—A land-based casino across the intersection from Isle Casino Hotel in Black Hawk, Colorado, that includes 430 slot machines, 10 table games, five poker tables and a 164-room hotel with a parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk;

•

Isle Casino Racing Pompano Park (“Pompano”)—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida, that includes 1,459 slot machines and a 45 table poker room;

•

Isle Casino Bettendorf (“Bettendorf”)—A land-based single-level casino located off of Interstate 74 in Bettendorf, Iowa that includes 978 slot machines and 20 table games with two hotel towers with 509 hotel rooms;

•	Isle Casino Waterloo (“Waterloo”)—A single-level land-based casino in Waterloo, Iowa that includes 940 slot machines, 25 table games, and a 194-room hotel;
•

Isle of Capri Casino Hotel Lake Charles (“Lake Charles”)—A gaming vessel on an approximately 19 acre site in Lake Charles, Louisiana, with 1,160 slot machines, 49 table games, including 13 poker tables and two hotels offering 493 rooms;

•	Isle of Capri Casino Lula (“Lula”)—Two dockside casinos in Lula, Mississippi with 879 slot machines and 20 table games, two on-site hotels with a total of 486 rooms and a 28-space RV Park;

•	Lady Luck Casino Vicksburg (“Vicksburg”)—A dockside casino in Vicksburg, Mississippi that includes 619 slot machines, nine table games and a hotel with a total of 89 rooms;
•	Isle of Capri Casino Boonville (“Boonville”)—A single-level dockside casino in Boonville, Missouri that includes 893 slot machines, 20 table games and a 140-room hotel;
•	Isle Casino Cape Girardeau (“Cape Girardeau”)—A dockside casino and pavilion and entertainment center in Cape Girardeau, Missouri that includes 881 slot machines, 20 table games and four poker tables;
•	Lady Luck Casino Caruthersville (“Caruthersville”)—A riverboat casino located along the Mississippi River in Caruthersville, Missouri that includes 513 slot machines and nine table games;
•	Isle of Capri Casino Kansas City (“Kansas City”)—A dockside casino located close to downtown Kansas City, Missouri offering 967 slot machines and 18 table games; and
•	Lady Luck Casino Nemacolin (“Nemacolin”)—A casino property located on the 2,000-acre Nemacolin Woodlands Resort in Western Pennsylvania that includes 600 slot machines and 28 table games.

On August 22, 2016, Isle entered into an agreement to sell Lake Charles for aggregate consideration of $134.5 million, subject to certain adjustments. The transaction (the “Lake Charles Disposition”) remains subject to Louisiana Gaming Control Board approval and other customary closing conditions and, if obtained, the transaction is expected to be completed by December 31, 2017.

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

In connection with the Isle Acquisition, the Company completed a debt financing transaction comprised of: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion with a (i) term loan facility of $1.45 billion and (ii) revolving credit facility of $300.0 million and (b) $375.0 million of senior unsecured notes. The proceeds of such borrowings were used (v) to pay the cash portion of the consideration payable in the Isle Merger, (w) refinance all of Isle’s existing credit facilities, (x) redeem or otherwise repurchase all of Isle’s senior and senior subordinated notes, (y) refinance the Company’s existing credit facility and (z) pay transaction fees and expenses related to the foregoing (See Note 7 for further discussion of the refinancing transaction and terms of such indebtedness).

Acquisition charges attributed to the Isle Acquisition are reported on the accompanying statement of operations related to legal, accounting, financial advisory services, severance, stock awards and other costs totaling $2.1 million and $89.2 million for the three and nine months ended September 30, 2017, respectively, and $4.7 million for the three and nine months ended September 30, 2016. As of September 30, 2017, $0.2 million of accrued costs and expenses related to the Isle Acquisition are included in accrued other liabilities. Additionally, we recognized a loss of $27.3 million for the nine months ended September 30, 2017 related to the extinguishment of Isle debt and the payment of interest and call premiums in conjunction with the Isle Acquisition.

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

The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. The Company’s management views each of its properties as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. Prior to the Isle Acquisition, the Company’s principal operating activities occurred in three geographic regions: Nevada, Louisiana and parts of the eastern United States. The Company aggregated its operations into three reportable segments based on the similar characteristics of the operating segments within the regions in which they operated. Following the Isle Acquisition, the Company’s principal operating activities occur in four geographic regions and reportable segments based on the similar characteristics of the operating segments within the regions in which the Company operates: West, Midwest, South, and East (See Note 12 for the list of properties included in each segment for the three and nine months ended September 30, 2017 and 2016).

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

In May 2014 (amended January 2017), FASB issued ASU No. 2014‑09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and eliminates existing industry guidance, including revenue recognition guidance specific to the gaming industry. The FASB has also recently issued several amendments to the standard, including narrow-scope improvements and practical expedients (ASU 2016-12) and clarification on accounting for and identifying performance obligations (ASU 2016-10). The core principle of the revenue model indicates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for interim and annual periods beginning after December 15, 2017, and should be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application. While early adoption is permitted for interim and annual periods beginning after December 15, 2016, we anticipate adopting this standard on January 1, 2018, on a full retrospective basis. We are currently in the process of evaluating the full impact adoption of ASU 2014‑09 (as amended) will have on our consolidated financial statements, including any new considerations with respect to the Isle Acquisition. We anticipate this new standard will likely have a material impact on our consolidated financial statements.

We expect the most significant effect upon adoption of ASU 2014-09 (as amended) will likely be related to 1) the accounting for our customer loyalty program (no longer will be recorded at cost, and a deferred revenue model will likely be used to account for the classification and timing of revenue recognized, as well as the classification of related expenses for loyalty point redemptions) and 2) the elimination of promotional allowances (the presentation of goods and services provided to our customers without charge, included in gross revenue with a corresponding reduction in promotional allowances, will no longer be reported as revenue and will be recognized based on relative standalone selling prices for transactions with more than one performance obligation). As a result, we expect that our liability associated with the customer loyalty program will increase, and our gaming revenues will be significantly reduced as the goods and services provided to customers without charge that currently are included in both gross revenues and promotional allowances will be presented on a net basis, with the majority of the impact resulting in a decrease in casino revenues. The quantitative effects of these changes have not yet been fully determined and are still being analyzed.

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

Currently, we do not have any material capital leases nor any material operating leases where we are the lessor. Our operating leases, primarily relating to certain ground leases and slot machines or VLTs, will be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption of ASU 2016-02 are still being analyzed, and we are in the process of evaluating the full effect the new guidance will have on our consolidated financial statements including any new considerations with respect to the Isle Acquisition.

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

Preliminary Purchase Price Accounting

The following table summarizes the preliminary accounting of the estimated purchase consideration to the identifiable assets acquired and liabilities assumed in the Isle Acquisition as of the Isle Acquisition Date, with the excess recorded as goodwill. The fair values were based on management’s analysis, including preliminary work performed by third-party valuation specialists. The following table summarizes the preliminary purchase price accounting of the acquired assets and liabilities as of September 30, 2017 (dollars in thousands):

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

Trade receivables and payables, inventory and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the Isle Acquisition Date, based on management’s judgement and estimates.

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

For the period from the Isle Acquisition Date through September 30, 2017, Isle generated net revenue of $335.3 million and net income of $30.7 million.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the results of operations of the Company for the nine months ended September 30, 2017 and 2016, which give effect to the Isle Acquisition, the Lake Charles Disposition, and Isle’s sale of the Lady Luck Casino Marquette, which closed on March 13, 2017, as if each of such transactions had occurred on January 1, 2016 (in thousands):

	Nine Months Ended
	September 30, 2017	September 30, 2016
Net revenues	$1,291,998	$1,317,185
Net income from continuing operations	77,918	22,097
Net income	84,310	28,645

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

Note 3. Discontinued Operations

On August 22, 2016, Isle entered into a definitive agreement to sell its casino and hotel property in Lake Charles, Louisiana, for $134.5 million, subject to a customary purchase price adjustment, to an affiliate of Laguna Development Corporation, a Pueblo of a Laguna-owned business based in Albuquerque, New Mexico. The transaction remains subject to Louisiana Gaming Control Board approval and other customary closing conditions and, if obtained, the transaction is expected to be completed by December 31, 2017. Isle received a $20.0 million deposit related to this transaction, which is reflected in restricted cash within current assets in the consolidated balance sheet as of September 30, 2017.

As of the Isle Acquisition Date, Lake Charles met the requirements for presentation as assets held for sale and discontinued operation under generally accepted accounting principles. Accordingly, the operations of Lake Charles have been classified as discontinued operations and as assets held for sale for all periods presented.

The results of discontinued operations are summarized as follows (in thousands):

	Discontinued Operations
	Three Months Ended	May 1 - September 30,
	September 30, 2017	2017
Net revenues	$25,871	$44,306

Pretax income from discontinued operations	$2,388	$3,927
Income tax provision from discontinued operations	(950)	(1,534)
Income from discontinued operations	$1,438	$2,393

The assets and liabilities held for sale were as follows (in thousands):

September 30,
2017
Assets:
Accounts receivable, net	$632
Inventories	452
Prepaid expenses and other	833
Property and equipment, net	59,347
Goodwill	36,353
Gaming licenses and other intangibles, net	45,659
Other assets, net	220
Assets held for sale	$143,496

Liabilities:
Accounts payable	$1,960
Accrued payroll and related	1,639
Accrued property, gaming and other taxes	1,181
Accrued other liabilities	2,010
Liabilities related to assets held for sale	$6,790

Note 4. Stock-Based Compensation

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

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Total stock-based compensation expense from continuing operations was $1.4 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $4.5 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively. In the first quarter of 2016, the Company’s chief operating officer terminated employment and the chief financial officer retired. In conjunction with the termination and retirement, unvested RSUs totaling 167,511, which were outstanding as of December 31, 2015, immediately vested representing an additional $0.5 million included in stock compensation expense during the first quarter of 2016. Additionally, severance costs totaling $1.4 million were recognized in the first quarter of 2016.

These amounts are included in corporate expenses and, in the case of certain property positions, general and administrative expenses in the Company’s consolidated statements of operations. We recognized a reduction in income tax expense of $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.8 million for both the nine months ended September 30, 2017 and 2016, respectively, for excess tax benefits related to stock-based compensation.

On January 27, 2017, the Company granted 298,761 RSUs to executive officers and key employees, and 46,282 RSUs to non-employee members of the BOD under the 2015 Plan. The RSUs had a fair value of $15.50 per unit which was the NASDAQ closing price on that date. An additional 42,161 RSUs were also granted to key employees during the nine months ended September 30, 2017.

A summary of the RSU activity for the nine months ended September 30, 2017 is as follows:

		Weighted-	Weighted-
		Average	Average
	Equity	Grant Date	Remaining	Aggregate
	Awards	Fair Value	Contractual Life	Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2016	982,370	$6.45	1.41	$6.3
Granted (1)	387,204	15.95
Exchanged (2)	860,557	18.94
Forfeited	(11,870)	15.74
Vested	(851,764)	18.37
Unvested outstanding as of September 30, 2017	1,366,497	$9.49	1.06	$13.0

(1)	Includes 100,829 of performance awards at 100% of target and 286,375 time-based awards at 100% of target.
(2)	Represents exchanged Isle RSUs as a result of the Isle Acquisition based on the average of the ERI share price on the grant dates.

As of September 30, 2017, the Company had approximately $6.4 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of approximately 1.06 years.

A summary of the ERI Stock Option activity for the nine months ended September 30, 2017 is as follows:

					Weighted-
		Range of		Weighted- Average	Average Remaining	Aggregate
	Options	Exercise Prices		Exercise Price	Contractual Life	Intrinsic Value
					(in years)	(in millions)
Outstanding as of December 31, 2016	169,300	$2.44	$16.27	$9.94	0.86	$1.2
Exchanged (1)	1,351,168	6.87	15.60	10.12
Expired	(51,700)	2.44	3.94	2.97
Exercised	(1,095,660)	6.87	16.27	10.03
Outstanding as of September 30, 2017	373,108	$3.94	$15.60	$11.15	1.10	$5.4

(1)	Represents exchanged Isle Stock Options as a result of the Isle Acquisition.

As a result of the Isle Acquisition, we exchanged 1,351,168 non-qualified stock options, which have a maximum term of ten years from the grant date and are exercisable in yearly installments of 20% commencing one year after the grant date. The options have a weighted average per share Isle Acquisition Date fair value of $9.90 utilizing the Black-Scholes-Merton option pricing model with the range of assumptions disclosed in the following table:

Weighted average expected volatility	40.0%
Expected dividend yield	0.0%
Weighted average expected term (in years)	0.66
Weighted average risk-free interest rate	1.08%

Weighted average volatility is calculated using the historical volatility of our stock price over a range of dates equal to the expected term of the grant’s options. The weighted average expected term is calculated using historical data that is representative of the option for which the fair value is to be determined. The expected term represents the period of time that options granted are expected to be outstanding. The weighted average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the approximate period of time equivalent to the grant’s expected term. The Company’s unrecognized compensation cost for unvested options was $0.3 million as of September 30, 2017.

A summary of the ERI Restricted Stock Awards activity for the nine months ended September 30, 2017 is as follows:

		Weighted-	Weighted-
		Average	Average
		Grant Date	Remaining	Aggregate
	Restricted Stock	Fair Value	Contractual Life	Fair Value
			(in years)	(in millions)
Outstanding as of December 31, 2016	—	$—	—	$—
Exchanged (1)	180,374	19.23
Forfeited	(1,602)	19.13
Vested	(167,963)	19.24
Outstanding as of September 30, 2017	10,809	$19.13	0.70	$0.1

(1)	Represents exchanged Isle Restricted Stock Awards as a result of the Isle Acquisition.

The Company’s unrecognized compensation cost for unvested restricted stock awards was $0.1 million as of September 30, 2017

Note 5. Other and Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	September 30,	December 31,
	2017	2016	Useful Life
	(unaudited)
Goodwill	$746,482	$66,826	Indefinite

Gaming licenses	$846,374	$482,074	Indefinite
Trade names	95,850	3,100	Indefinite
Trade names	6,700	6,700	1 - 3.5 years
Loyalty programs	21,461	7,700	1 - 3 years
Subtotal	970,385	499,574
Accumulated amortization trade names	(5,811)	(4,376)
Accumulated amortization loyalty programs	(9,612)	(7,700)
Total gaming licenses and other intangible assets	$954,962	$487,498

Non-operating real property	$18,069	$14,219

Land held for development	$906	$906
Other	17,510	10,500
Total other assets, net	$18,416	$11,406

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

Amortization expense with respect to trade names and the loyalty program for the three and nine months ended September 30, 2017 amounted to $1.7 million and $3.3 million, respectively, and $1.2 million and $3.6 million for the three and nine months ended September 30, 2016, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations. Such amortization expense is expected to be $1.6 million for the remainder of December 31, 2017 and $5.0 million, $4.6 million and $1.5 million for the years ended December 31, 2018, 2019 and 2020, respectively.

Note 6. Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

For income tax purposes, the Company amortizes or depreciates certain assets that have been assigned an indefinite life for book purposes. The incremental amortization or depreciation deductions for income tax purposes result in an increase in certain deferred tax liabilities that cannot be used as a source of future taxable income for purposes of measuring the Company's need for a valuation allowance against the net deferred tax assets. Therefore, we expect to record non-cash deferred tax expense as we amortize these assets for tax purposes.

For the three months ended September 30, 2017, the Company’s tax expense from continuing operations was $11.6 million and for the nine months ended September 30, 2017, the Company’s tax benefit from continuing operations was $27.6 million. For the three and nine months ended September 30, 2016, the Company’s tax expense from continuing operations was $5.8 million and $13.7 million, respectively. For the three and nine months ended September 30, 2017, the difference between the effective rate and the statutory rate is attributed primarily to non-deductible transaction costs incurred and changes in the effective state tax rate associated with the acquisition of Isle of Capri Casinos, Inc., state and local income taxes and the release of the valuation allowance against certain Pennsylvania deferred tax assets. For the three and nine months ended September 30, 2016, the difference between the effective rate and the statutory rate is attributed primarily to state and local income taxes less excess tax benefits associated with stock compensation and tax credits. As of September 30, 2017 and 2016, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file US federal income tax returns and various state and local income tax returns. The Company does not have tax sharing agreements with the other members within the consolidated ERI group. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2009.

The Company was notified by the Internal Revenue Service in October of 2016 that its federal tax return for the year ended December 31, 2014 had been selected for examination. In September 2017, the IRS informed the Company that they completed the examination of the tax return and made no changes. However, the Company may be subject to audit in the future and the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with the Company’s expectations, we would be required to adjust our provision for income taxes in the period such resolution occurs. While the Company believes its reported results are materially accurate, any significant adjustments could have a material adverse effect on the Company’s results of operations, cash flows and financial position.

Note 7. Long-Term Debt

Long‑term debt consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
	(unaudited)
New Term Loan	$1,001,875	$—
Less: Unamortized discount and debt issuance costs	(20,316)	—
Net	981,559	—
6% Senior Notes	875,000	—
Plus: Unamortized debt premium	27,359
Less: Unamortized debt issuance costs	(21,268)	—
Net	881,091	—
7% Senior Notes	375,000	375,000
Less: Unamortized discount and debt issuance costs	(7,421)	(8,141)
Net	367,579	366,859
New Revolving Credit Facility	—	—
Less: Unamortized debt issuance costs	(9,118)	—
Net	(9,118)	—
Term Loan	—	418,625
Less: Unamortized discount and debt issuance costs	—	(12,578)
Net	—	406,047
Revolving Credit Facility	—	29,000
Less: Unamortized debt issuance costs	—	(2,023)
Net	—	26,977
Capital leases	1,061	543
Long-term notes payable	2,950	—
Less: Current portion	(1,068)	(4,545)
Total long-term debt	$2,224,054	$795,881

In connection with the Isle Acquisition, the Company completed a debt financing transaction comprised of: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion with a (i) term loan facility of $1.45 billion and (ii) revolving credit facility of $300.0 million and (b) $375.0 million of 6% senior unsecured notes. The proceeds of such borrowings were used (v) to pay the cash portion of the consideration payable in the Isle Merger, (w) refinance all of Isle’s existing credit facilities, (x) redeem or otherwise repurchase all of Isle’s and senior and senior subordinated notes, (y) refinance the Company’s existing credit facility and (z) pay transaction fees and expenses related to the foregoing.

On September 13, 2017, the Company issued an additional $500.0 million in aggregate principal amount of its 6% Senior Notes (as defined below) at an issue price equal to 105.5% of the principal amount. The 6% Senior Notes were issued as additional notes under the New Indenture dated March 29, 2017 (as defined below), as supplemented by the Supplemental Indenture dated as of May 1, 2017 (the “Supplemental Indenture”) between the Company, the guarantors party thereto and U.S. Bank National Association, pursuant to which the Company previously issued $375.0 million aggregate principal amount of 6% Senior Notes. The additional 6% Senior Notes formed part of a single class of securities together with the initial 6% Senior Notes for all purposes under the New Indenture, including waivers, amendments, redemptions and offers to purchase.

The Company used the proceeds of the offering to repay all of the outstanding borrowings under the New Revolving Credit Facility (as defined below) totaling $78.0 million and used the remainder to repay outstanding borrowings totaling $444.5 million under the New Term Loan plus related accrued interest.

Amortization of the debt issuance costs and the discount and premium associated with our indebtedness totaled $2.0 million and $5.0 million for the three and nine months ended September 30, 2017, respectively. Amortization of the debt issuance costs and the discount associated with our indebtedness totaled $0.9 million and $2.6 million, respectively, for the three and nine months ended September 30, 2016. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

In accordance with ASC Topic 470-50, “Debt Modifications and Extinguishments” (“ASC 470-50”), the Company recognized a loss totaling $27.3 million for the nine months ended September 30, 2017 as a result of the refinance of the Prior Credit Facility (as defined below) in May 2017. The Company also recognized a loss totaling $10.0 million for the three months ended September 30, 2017 as a result of the issuance of additional 6% Senior Notes in September 2017 resulting in a combined total loss of $37.3 million for the nine months ended September 30, 2017.

Scheduled maturities of long‑term debt are $375.0 million in 2023, $1.0 billion in 2024, and $875.0 million in 2025.

The Company is a holding company with no independent assets or operations. Our 6% Senior Notes and 7% Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by the subsidiary guarantors. As of September 30, 2017, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 7% Senior Notes to be declared due and payable. As of September 30, 2017, the Company was in compliance with all of the covenants under the Indenture relating to the 7% Senior Notes.

6.0% Senior Notes

On March 29, 2017, Eagle II Acquisition Company LLC (“Eagle II”), a wholly-owned subsidiary of the Company, issued $375.0 million aggregate principal amount of 6% Senior Notes due 2025 (the “6% Senior Notes”) pursuant to an indenture, dated as of March 29, 2017 (the “New Indenture”), between Eagle II and U.S. Bank, National Association, as Trustee. The 6% Senior Notes will mature on April 1, 2025, with interest payable semi-annually in arrears on April 1 and October 1, commencing October 1, 2017. The proceeds of the offering, and additional funds in the amount of $1.9 million in respect of interest expected to be accrued on the 6% Senior Notes, were placed in escrow pending satisfaction of certain conditions, including consummation of the Isle Acquisition. In connection with the consummation of the Isle Acquisition on May 1, 2017, the escrowed funds were released and the Company assumed Eagle II’s obligations under the 6% Senior Notes and the New Indenture and certain of the Company’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of the Company’s obligations under the 6% Senior Notes.

On September 13, 2017, the Company issued an additional $500.0 million principal amount of its 6% Senior Notes at an issue price equal to 105.5% of the principal amount of the 6% Senior Notes. The additional notes were issued pursuant to the New Indenture that governs the 6% Senior Notes. The Company used the proceeds of the offering to repay $78.0 million of outstanding borrowings under the revolving credit facility and used the remainder to repay $444.5 million outstanding borrowings under the term loan facility and related accrued interest.

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

Prior to April 1, 2020, the Company may redeem all or a portion of the 6% Senior Notes at a price equal to 100% of the 6% Senior Notes redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to August 1, 2018, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the 6% Senior Notes with proceeds of certain equity financings at a redemption price equal to 106% of the principal amount of the 6% Senior Notes redeemed, plus accrued and unpaid interest. If the Company experiences certain change of control events (as defined in the New Indenture), it must offer to repurchase the 6% Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the 6% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the New Indenture. The New Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6% Senior Notes to be declared due and payable. As of September 30, 2017, the Company was in compliance with all of the covenants under the New Indenture relating to the 6% Senior Notes.

Refinancing of the Term Loan and Revolving Credit Facility

Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “Term Loan”) and a $150.0 million five year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Prior Credit Facility”).

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

On May 1, 2017, all of the outstanding amounts under the Prior Credit Facility were repaid with proceeds of borrowings under the New Credit Facility and the Prior Credit Facility was terminated.

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

As of September 30, 2017, the Company had $1.0 billion outstanding on the New Term Loan. There were no borrowings outstanding under the New Revolving Credit Facility as of September 30, 2017. The Company had $291.6 million of available borrowing capacity, after consideration of $8.4 million in outstanding letters of credit, under its New Revolving Credit Facility as of September 30, 2017. At September 30, 2017, the interest rate on the New Term Loan was 3.42%, and the weighted average interest rate on the New Revolving Credit Facility was 4.12% based upon the weighted average interest rate of borrowings outstanding on our New Revolving Credit Facility as of September 30, 2017.

The Company applied the net proceeds of the New Term Loan Facility and borrowings under the New Revolving Credit Facility, together with the proceeds of the 6% Senior Notes, and cash on hand, to (i) pay the cash portion of the consideration payable in the Isle Merger, (ii) refinance all of the debt outstanding under Isle’s existing credit facility, (iii) redeem or otherwise repurchase all of Isle’s outstanding senior and senior subordinated notes, (iv) refinance the Company’s Prior Credit Facility and (v) pay fees and costs associated with the foregoing.

The Company’s obligations under the New Revolving Credit Facility will mature on April 17, 2022. The Company’s obligations under the New Term Loan Facility will mature on April 17, 2024. The Company was required to make quarterly principal payments in an amount equal to $3.6 million on the New Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017 but satisfied this requirement as a result of the principal prepayment of $444.5 million on September 30, 2017 in conjunction with the issuance of the additional 6% Senior Notes. In addition, the Company is required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the New Credit Facility.

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

The New Credit Facility also includes certain financial covenants, including the requirements that we maintain throughout the term of the New Credit Facility and measured as of the end of each fiscal quarter, and solely with respect to loans under the New Revolving Credit Facility, a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 for the period beginning on the closing date and ending with the fiscal quarter ending December 31, 2018, 6.00 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 5.50 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2020 and thereafter. The Company will also be required to maintain an interest coverage ratio in an amount not less than 2.00 to 1.00 measured on the last day of each fiscal quarter beginning on the closing date, and ending with the fiscal quarter ending December 31, 2018, 2.50 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 2.75 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2020 and thereafter.

The New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to our other indebtedness including the Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts outstanding thereunder and taking all actions permitted to be taken by a secured creditor. As of September 30, 2017, the Company was in compliance with the covenants under the New Credit Facility.

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

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$134,903	$134,903	$61,029	$61,029
Restricted cash	21,307	21,307	2,414	2,414
Marketable securities	17,461	17,461	—	—
Financial liabilities:
7% Senior Notes	$367,579	$402,187	$366,859	$397,500
6% Senior Notes	881,091	916,563	—	—
New Term Loan	981,559	1,003,177	—	—
Other long-term debt	2,950	2,950	—	—
Term Loan	—	—	406,047	423,858
Revolving Credit Facility	—	—	26,977	29,000
Acquisition-related contingent considerations	460	460	496	496

The following table represents the change in acquisition-related contingent consideration liabilities for the period December 31, 2016 to September 30, 2017:

Balance as of December 31, 2016	$496
Amortization of present value discount(1)	50
Fair value adjustment for change in consideration expected to be paid(2)	4
Settlements	(90)
Balance as of September 30, 2017	$460

(1)	Changes in present value are included as a component of interest expense in the consolidated statements of operations.
(2)	Fair value adjustments for changes in earn-out estimates are included in general and administrative expense in the consolidated statements of operations.

Note 9. Earnings per Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Income (loss) from continuing operations	$28,116	$9,682	$(18,147)	$23,842
Income from discontinued operations, net of income taxes	1,438	—	2,393	—
Net income available to common stockholders	$29,554	$9,682	$(15,754)	$23,842
Shares outstanding:
Weighted average shares outstanding - basic	76,902,070	47,193,120	63,821,705	47,106,706
Effect of dilutive securities:
Stock options	128,696	63,157	85,977	107,790
RSUs	928,923	578,367	860,492	523,096
Weighted average shares outstanding - diluted	77,959,689	47,834,644	64,768,174	47,737,592

Income (loss) per common share attributable to common stockholders - basic:
Income (loss) from continuing operations	$0.36	$0.21	$(0.28)	$0.51
Income from discontinued operations, net of income taxes	0.02	—	0.03	—
Net income (loss) attributable to common stockholders	$0.38	$0.21	$(0.25)	$0.51

Income (loss) per common share attributable to common stockholders - diluted:
Income (loss) from continuing operations	$0.36	$0.20	$(0.28)	$0.50
Income from discontinued operations, net of income taxes	0.02	—	0.03	—
Net income (loss) attributable to common stockholders	$0.38	$0.20	$(0.25)	$0.50

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

In connection with the Isle Merger, a class action lawsuit was filed by a purported stockholder of the Company alleging breach of fiduciary duty by the Company board of directors in connection with the Isle Merger. The case was filed on November 8, 2016 in the Second Judicial District Court of the State of Nevada and is captioned Assad v. Eldorado Resorts, Inc., et. al, case no. CV 16-02312. The lawsuit, which purported to be a class action on behalf of all of the stockholders of the Company, alleged, among other things, breach of fiduciary duty in failing to disclose all material information to stockholders in seeking approval of the issuance of shares of Company Common Stock in the Isle Merger and requested injunctive relief. In the suit, the Plaintiff sought to enjoin the shareholder meeting to approve the sale. The request to enjoin the shareholder meeting lawsuit has since been withdrawn and, on May 31, 2017, the Court denied plaintiff’s application for an award of attorneys’ fees and expenses. This matter was dismissed by the Court in August 2017.

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

Note 11. Related Affiliates

The accompanying balance sheets include the Company’s payable to C.S. &Y. Associates (“CS&Y”) which is an entity partially owned by Recreational Enterprises, Inc. (“REI”). The Company’s Chief Executive Officer and Chairman of the Board, Gary L. Carano, and its Senior Vice President of Regional Operations, Gene Carano, are the directors of REI and members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from CS&Y. No amounts were due to or due from CS&Y as of September 30, 2017. As of December 31, 2016, the Company’s payable to CS&Y totaled $0.3 million and is reflected on the accompanying balance sheet under “due to affiliates.”

The Company holds a 42.1% variable interest in a partnership with other investors that developed a new 118-room Hampton Inn & Suites hotel at Scioto Downs that opened in March 2017. Pursuant to the terms of the partnership agreement, the Company contributed $1.0 million of cash and 2.4 acres of a leasehold immediately adjacent to The Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership constructed the hotel at a cost of $16.0 million and other investor members operate the hotel. As of September 30, 2017, the Company’s receivable from the partnership totaled $71,000 and payable to the partnership totaled $30,000 and are reflected on the accompanying balance sheet under “due from affiliates” and “due to affiliates.”
Note 12. Segment Information

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, unaudited)
Revenues and expenses
West:
Net operating revenues	$132,775	$89,676	$293,528	$246,608
Operating income	32,556	15,606	50,507	34,825
Midwest:
Net operating revenues	$103,510	$—	$171,015	$—
Operating income	24,261	—	39,669	—
South:
Net operating revenues	$81,696	$33,984	$183,425	$100,514
Operating income	11,293	6,703	28,280	18,746
East:
Net operating revenues	$126,720	$117,905	$352,644	$339,324
Operating income	21,140	15,102	54,333	43,767
Corporate:
Net revenues	$173	$—	$366	$—
Operating loss	(10,326)	(9,302)	(111,834)	(21,312)
Total Reportable Segments
Net operating revenues	$444,874	$241,565	$1,000,978	$686,446
Operating income—Total Reportable Segments	78,924	28,109	60,955	76,026
Reconciliations to Consolidated Net Income (Loss):
Operating Income—Total Reportable Segments	$78,924	$28,109	$60,955	$76,026
Unallocated income and expenses:
Interest expense, net	(29,183)	(12,589)	(69,380)	(38,375)
Loss on early retirement of debt	(10,030)	—	(37,347)	(155)
(Provision) benefit for income taxes	(11,595)	(5,838)	27,625	(13,654)
Net income (loss) from continuing operations	$28,116	$9,682	$(18,147)	$23,842

	Nine Months Ended September 30,
	2017	2016
	(in thousands, unaudited)
Capital Expenditures
West	$30,498	$12,270
Midwest	6,545	—
South	4,003	4,026
East (1)	6,791	16,278
Corporate	5,344	375
Total	$53,181	$32,949

(1)	Amounts are before any West Virginia capital expenditure reimbursements.

	West	Midwest	South	East	Corporate, Other & Eliminations	Total
Balance sheet as of September 30, 2017 (unaudited)	(in thousands)
Total assets	$1,282,981	$1,185,266	$688,035	$1,176,264	$(747,289)	$3,585,257
Goodwill	154,467	334,276	190,914	66,825	—	746,482

Balance sheet as of December 31, 2016		—
Total assets	$377,688	$—	$128,427	$850,904	$(62,975)	$1,294,044
Goodwill	—	—	—	66,826	—	66,826

Note 13. Consolidating Condensed Financial Information

Certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Notes, 6% Senior Notes and New Credit Facility.

The following wholly-owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7% Senior Notes, 6% Senior Notes and New Credit Facility: Isle of Capri Casinos LLC; Eldorado Holdco LLC; Eldorado Resorts LLC; Eldorado Shreveport 1 LLC; Eldorado Shreveport 2 LLC; Eldorado Casino Shreveport Joint Venture; MTR Gaming Group Inc.; Mountaineer Park Inc.; Presque Isle Downs Inc.; Scioto Downs Inc.; Eldorado Limited Liability Company; Circus and Eldorado Joint Venture, LLC; CC Reno LLC; CCR Newco LLC; Black Hawk Holdings, L.L.C.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; IOC-Black Hawk Distribution Company, LLC; IOC-Black Hawk County, Inc.; Isle of Capri Bettendorf, L.C.; PPI, Inc.; Pompano Park Holdings LLC; IOC-Lula, Inc.; IOC-Kansas City, Inc.; IOC-Boonville, Inc.; IOC-Caruthersville, LLC; IOC Cape Girardeau, LLC; IOC-Vicksburg, Inc.; IOC-Vicksburg, L.L.C.; Rainbow Casino-Vicksburg Partnership, L.P.; IOC Holdings L.L.C. and St. Charles Gaming Company, L.L.C. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

The consolidating condensed balance sheet as of September 30, 2017 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Current assets	$31,559	$348,082	$21,333	$—	$400,974
Intercompany receivables	304,637	—	37,077	(341,714)	—
Investments in subsidiaries	2,312,039	—	—	(2,312,039)	—
Property and equipment, net	5,437	1,434,717	6,200	—	1,446,354
Other assets	68,346	1,717,934	33,425	(81,776)	1,737,929
Total assets	$2,722,018	$3,500,733	$98,035	$(2,735,529)	$3,585,257

Current liabilities	$15,439	$182,755	$26,881	$—	$225,075
Intercompany payables	—	341,713	—	(341,713)	—
Long-term debt, less current maturities	1,848,573	350,008	25,473	—	2,224,054
Deferred income tax liabilities	—	333,754	—	(81,776)	251,978
Other accrued liabilities	4,083	20,792	5,340	—	30,215
Stockholders’ equity	853,923	2,271,711	40,341	(2,312,040)	853,935
Total liabilities and stockholders’ equity	$2,722,018	$3,500,733	$98,035	$(2,735,529)	$3,585,257

The consolidating condensed balance sheet as of December 31, 2016 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Current assets	$1,800	$99,554	$399	$—	$101,753
Intercompany receivables	388,050	—	1,186	(389,236)	—
Investments in subsidiaries	299,437	808,923	—	(1,108,360)	—
Property and equipment, net	1,965	610,377	—	—	612,342
Other assets	50,591	585,892	11	(56,545)	579,949
Total assets	$741,843	$2,104,746	$1,596	$(1,554,141)	$1,294,044

Current liabilities	$22,759	$79,265	$16	$—	$102,040
Intercompany payables	—	389,236	—	(389,236)	—
Long-term debt, less current maturities	420,633	375,248	—	—	795,881
Deferred income tax liabilities	—	146,930	—	(56,545)	90,385
Other accrued liabilities	12	7,275	—	—	7,287
Stockholders’ equity	298,439	1,106,792	1,580	(1,108,360)	298,451
Total liabilities and stockholders’ equity	$741,843	$2,104,746	$1,596	$(1,554,141)	$1,294,044

The consolidating condensed statement of operations for the nine months ended September 30, 2017 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Revenues:
Gaming and pari-mutuel commissions	$—	$820,452	$15,326	$—	$835,778
Non-gaming	—	248,034	4,942	—	252,976
Gross revenues	—	1,068,486	20,268	—	1,088,754
Less promotional allowances	—	(86,858)	(918)	—	(87,776)
Net revenues	—	981,628	19,350	—	1,000,978

Operating expenses:
Gaming and pari-mutuel commissions	—	427,680	10,656	—	438,336
Non-gaming	—	109,518	649	—	110,167
Marketing and promotions	—	53,401	1,444	—	54,845
General and administrative	—	152,717	3,061	—	155,778
Corporate	21,413	(1,791)	2,112	—	21,734
Management fee	(20,064)	19,564	500	—	—
Depreciation and amortization	635	68,767	233	—	69,635
Total operating expenses	1,984	829,856	18,655	—	850,495

Loss on sale of asset or disposal of property	(21)	(30)	—	—	(51)
Acquisition charges	(69,628)	(19,544)	—	—	(89,172)
Equity in loss of unconsolidated affiliate	—	(305)	—	—	(305)
Operating (loss) income	(71,633)	131,893	695	—	60,955

Interest expense, net	(49,576)	(19,110)	(694)	—	(69,380)
Loss on early retirement of debt, net	(37,347)	—	—	—	(37,347)
Subsidiary income (loss)	77,197	—	—	(77,197)	—
(Loss) income before income taxes	(81,359)	112,783	1	(77,197)	(45,772)
Income tax benefit (provision)	64,455	(36,896)	66	—	27,625
Income (loss) from continuing operations	(16,904)	75,887	67	(77,197)	(18,147)
Income from discontinued operations, net of taxes	1,150	1,243	—	—	2,393
Net income (loss)	$(15,754)	$77,130	$67	$(77,197)	$(15,754)

The consolidating condensed statement of operations for the nine months ended September 30, 2016 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Revenues:
Gaming and pari-mutuel commissions	$—	$539,010	$235	$—	$539,245
Non-gaming	—	216,473	99	—	216,572
Gross revenues	—	755,483	334	—	755,817
Less promotional allowances	—	(69,371)	—	—	(69,371)
Net revenues	—	686,112	334	—	686,446

Operating expenses:
Gaming and pari-mutuel commissions	—	307,669	—	—	307,669
Non-gaming	—	104,611	—	—	104,611
Marketing and promotions	—	30,661	3	—	30,664
General and administrative	—	98,129	—	—	98,129
Corporate	15,414	270	—	—	15,684
Management fee	(15,496)	15,496	—	—	—
Depreciation and amortization	330	47,267	—	—	47,597
Total operating expenses	248	604,103	3	—	604,354

Loss on sale of asset or disposal of property	—	(740)	—	—	(740)
Acquisition charges	(5,326)	—	—	—	(5,326)
Equity in income of unconsolidated affiliates	—	—	—	—	—
Operating (loss) income	(5,574)	81,269	331	—	76,026

Interest expense, net	(18,607)	(19,768)		—	(38,375)
Loss on early retirement of debt	(155)	—	—	—	(155)
Subsidiary income (loss)	61,814		—	(61,814)	—
Income (loss) before income taxes	37,478	61,501	331	(61,814)	37,496
Income tax (provision) benefit	(13,636)	(18)	—	—	(13,654)
Net income (loss)	$23,842	$61,483	$331	$(61,814)	$23,842

The consolidating condensed statement of cash flows for the nine months ended September 30, 2017 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Net cash (used in) provided by operating activities	$(64,426)	$131,253	$5,004	$—	$71,831
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(4,128)	(48,690)	(363)	—	(53,181)
Reimbursement of capital expenditures from West Virginia regulatory authorities	—	251	—	—	251
Restricted cash	—	1,649	(32)	—	1,617
Net cash (used in) provided by business combinations	(1,385,978)	37,103	5,216	—	(1,343,659)
Net cash used in investing activities	(1,390,106)	(9,687)	4,821	—	(1,394,972)
FINANCING ACTIVITIES:
Proceeds from issuance of New Term Loan	1,450,000	—	—	—	1,450,000
Proceeds from issuance of 6% Senior Notes	875,000	—	—	—	875,000
Proceeds from issuance of New Revolving Credit Facility	166,953	—	—	—	166,953
Payments on Term Loan	(1,062)	—	—	—	(1,062)
Payments on New Term Loan	(448,125)	—	—	—	(448,125)
Payments under New Revolving Credit Facility	(166,953)	—	—	—	(166,953)
Borrowings under Revolving Credit Facility	41,000	—	—	—	41,000
Payments under Revolving Credit Facility	(29,000)	—	—	—	(29,000)
Retirement of Term Loan	(417,563)	—	—	—	(417,563)
Retirement of Revolving Credit Facility	(41,000)	—	—	—	(41,000)
Debt premium proceeds	27,500	—	—	—	27,500
Payment of other long-term obligation	(23)	—	—	—	(23)
Payments on capital leases	—	(242)	(105)	—	(347)
Debt issuance costs	(51,338)	—	—	—	(51,338)
Taxes paid related to net share settlement of equity awards	(10,927)	—	—	—	(10,927)
Net proceeds from (payments to) related parties	72,129	(67,904)	(4,225)	—	—
Proceeds from exercise of stock options	2,900	—	—	—	2,900
Net cash provided by (used in) financing activities	1,469,491	(68,146)	(4,330)	—	1,397,015
INCREASE IN CASH AND CASH EQUIVALENTS	14,959	53,420	5,495	—	73,874
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	812	59,885	332	—	61,029
CASH AND CASH EQUIVALENTS, END OF YEAR	$15,771	$113,305	$5,827	$—	$134,903

The consolidating condensed statement of cash flows for the nine months ended September 30, 2016 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries		Eldorado Resorts, Inc. Consolidated
Net cash (used in) provided by operating activities	$(26,531)	$98,763	$18	$		$72,250
INVESTING ACTIVITIES:
Purchase of property and equipment, net	6	(32,945)	(10)		—	(32,949)
Reimbursement of capital expenditures from West Virginia regulatory authorities	—	4,113	—		—	4,113
Proceeds from sale of property and equipment	—	1,560	—		—	1,560
Net cash used in business combinations	(491)	—	—		—	(491)
Increase in other assets	—	564	—		—	564
Net cash used in investing activities	(485)	(26,708)	(10)		—	(27,203)
FINANCING ACTIVITIES:
Payments under Term Loan	(3,188)	—	—		—	(3,188)
Payments under Revolving Credit Facility	(74,500)	—	—		—	(74,500)
Payments on capital leases	—	(204)	—		—	(204)
Debt issuance costs	(463)	—	—		—	(463)
Taxes paid related to net share settlement of equity awards	(1,366)	—	—		—	(1,366)
Proceeds from exercise of stock options	1,005	—	—		—	1,005
Net payments to related parties	108,181	(108,249)	68		—	—
Net cash provided by (used in) financing activities	29,669	(108,453)	68		—	(78,716)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,653	(36,398)	76		—	(33,669)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	657	77,453	168		—	78,278
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,310	$41,055	$244		$—	$44,609

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Throughout the three and nine months ended September 30, 2017, ERI owned and operated the following properties:

•

Eldorado Resort Casino Reno (“Eldorado Reno”)—A 814-room hotel, casino and entertainment facility connected via an enclosed skywalk to Silver Legacy and Circus Reno located in downtown Reno, Nevada that includes 1,125 slot machines and 46 table games;

•

Silver Legacy Resort Casino (“Silver Legacy”)—A 1,711-room themed hotel and casino connected via an enclosed skywalk to Eldorado Reno and Circus Reno that includes 1,187 slot machines, 63 table games and a 13 table poker room;

•

Circus Circus Reno (“Circus Reno”)—A 1,571-room hotel-casino and entertainment complex connected via an enclosed skywalk to Eldorado Reno and Silver Legacy that includes 720 slot machines and 26 table games;

•

Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)—A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana that includes 1,397 slot machines, 52 table games and an eight table poker room;

•

Mountaineer Casino, Racetrack & Resort (“Mountaineer”)—A 357-room hotel, casino and entertainment facility and live thoroughbred horse racing located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle that includes 1,505 slot machines, 36 table games and a 10 table poker room;

•

Presque Isle Downs & Casino (“Presque Isle Downs”)—A casino and live thoroughbred horse racing facility with 1,596 slot machines, 32 table games and a seven table poker room located in Erie, Pennsylvania; and

•

Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,245 video lottery terminals (“VLT”), harness racing and a 118-room third party hotel connected to Scioto Downs located 15 minutes from downtown Columbus, Ohio.

In addition, on May 1, 2017, the Company consummated its acquisition of Isle of Capri Casinos, Inc. and acquired the following properties:

•

Isle Casino Hotel—Black Hawk (“Isle Black Hawk”)—A land-based casino on an approximately 10-acre site in Black Hawk, Colorado that includes 993 slot machines, 27 table games, a nine table poker room and a 238-room hotel;

•

Lady Luck Casino—Black Hawk (“Lady Luck Black Hawk”)—A land-based casino across the intersection from Isle Casino Hotel in Black Hawk, Colorado, that includes 430 slot machines, 10 table games, five poker tables and a 164-room hotel with a parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk;

•

Isle Casino Racing Pompano Park (“Pompano”)—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida, that includes 1,459 slot machines and a 45 table poker room;

•

Isle Casino Bettendorf (“Bettendorf”)—A land-based single-level casino located off of Interstate 74 in Bettendorf, Iowa that includes 978 slot machines and 20 table games with two hotel towers with 509 hotel rooms;

•	Isle Casino Waterloo (“Waterloo”)—A single-level land-based casino in Waterloo, Iowa that includes 940 slot machines, 25 table games and a 194-room hotel;
•

Isle of Capri Casino Hotel Lake Charles (“Lake Charles”)—A gaming vessel on an approximately 19 acre site in Lake Charles, Louisiana, with 1,160 slot machines, 49 table games, including 13 poker tables and two hotels offering 493 rooms;

•	Isle of Capri Casino Lula (“Lula”)—Two dockside casinos in Lula, Mississippi with 879 slot machines and 20 table games, two on-site hotels with a total of 486 rooms and a 28-space RV Park;
•	Lady Luck Casino Vicksburg (“Vicksburg”)—A dockside casino in Vicksburg, Mississippi that includes 619 slot machines, nine table games and a hotel with a total of 89 rooms;

•	Isle of Capri Casino Boonville (“Boonville”)—A single-level dockside casino in Boonville, Missouri that includes 893 slot machines, 20 table games and a 140-room hotel;
•	Isle Casino Cape Girardeau (“Cape Girardeau”)—A dockside casino and pavilion and entertainment center in Cape Girardeau, Missouri that includes 881 slot machines, 20 table games and four poker tables;
•	Lady Luck Casino Caruthersville (“Caruthersville”)—A riverboat casino located along the Mississippi River in Caruthersville, Missouri that includes 513 slot machines and nine table games;
•	Isle of Capri Casino Kansas City (“Kansas City”)—A dockside casino located close to downtown Kansas City, Missouri offering 967 slot machines and 18 table games; and
•	Lady Luck Casino Nemacolin (“Nemacolin”)—A casino property located on the 2,000-acre Nemacolin Woodlands Resort in Western Pennsylvania that includes 600 slot machines and 28 table games.

On August 22, 2016, Isle entered into an agreement to sell Lake Charles for aggregate consideration of $134.5 million, subject to certain adjustments. The transaction (the “Lake Charles Disposition”) remains subject to Louisiana Gaming Control Board approval and other customary closing conditions and, if obtained, the transaction is expected to be completed by December 31, 2017.

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

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results for the three and nine months ended September 30, 2017 and 2016.

•

Isle Acquisition – Our results of continuing operations for the three and nine months ended September 30, 2017 include incremental revenues and expenses for five months (May through September 2017) attributable to the twelve properties we acquired in the Isle Acquisition.

Acquisition charges related to the Isle Acquisition for legal, accounting, financial advisory services, severance, stock awards and other costs totaled $2.1 million and $89.2 million for the three and nine months ended September 30, 2017, respectively, and $0.1 million and $0.6 million for the three and nine months ended September 30, 2016.

•

Debt Refinancing – In connection with the Isle Acquisition, we completed a debt financing transaction comprised of: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion with a (i) term loan facility of $1.45 billion and (ii) revolving credit facility of $300.0 million and (b) $375.0 million of senior unsecured notes. The proceeds of such borrowings were used (v) to pay the cash portion of the consideration payable in the Isle Merger, (w) refinance all of Isle’s existing credit facilities, (x) redeem or otherwise repurchase all of Isle’s senior and senior subordinated notes, (y) refinance our existing credit facility and (z) pay transaction fees and expenses related to the foregoing. We recognized a loss totaling $27.3 million for the nine months ended September 30, 2017 as a result of the debt refinancing transaction (See “Liquidity and Capital Resources” for more information related to the debt refinancing).

On September 13, 2017, we issued an additional $500 million in aggregate principal amount of 6% Senior Notes at an issue price equal to 105.5% of the principal amount. We used the proceeds of the offering to repay all of the outstanding borrowings under the New Revolving Credit Facility totaling $78.0 million and used the remainder to repay outstanding borrowings totaling $444.5 million under the New Term Loan plus related accrued interest. We recognized a loss of $10.0 million for the three months ended September 30, 2017 as a result of the issuance of additional debt and retirement of existing debt.

•

Severe Weather – During the third quarter of 2017, Hurricanes Harvey and Irma negatively impacted our South region, specifically our Pompano and Eldorado Shreveport properties, and made travel to those properties impossible or difficult. While Pompano did not sustain any major physical damage, we incurred incremental expenses as a result of the storms and were forced to close the casino for four days and experienced disruption to our business for a longer period of time.

Our West segment’s operations are subject to seasonal variation, with our lowest business volume generally occurring during the winter months. The northern Nevada region experienced record snowfall and severe weather conditions, including major snow storms during eleven of the fourteen weekends in the 2017 first quarter, making travel to Reno from northern California, our main feeder market, difficult or impossible due to road closures. As a result, there was a significant adverse effect on business levels, especially hotel occupancy and gaming volume, and our operating performance for the nine months ended September 30, 2017 compared to the same prior year period.

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

Throughout 2017, capital improvements continued at the Tri-Properties including the renovation of approximately 600 guest rooms at Circus Reno and 153 rooms at Eldorado Reno. Property enhancements that are either already completed or that are expected to come online prior to the end of 2017 include a new poker room and Canter’s Delicatessen at Silver Legacy, new food court with Habit Burger®, Piezzetta Pizza Kitchen® and Panda Express®, 6,700 square foot video arcade, party rooms and bar, renovation of approximately 648 guest rooms, Kanpai Sushi and a new Madame Butterworks Curious Café at Circus Reno, the addition of Starbucks café and showroom renovation at Eldorado Reno and new public spaces across all three properties.

A 118-room Hampton Inn Hotel at Scioto Downs developed by a third party opened on March 2017 and since opening continues to drive visitation and spend at the property.

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

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Net revenues	$444,874	$241,565	84.2%	$1,000,978	$686,446	45.8%
Operating income	78,924	28,109	180.8%	60,955	76,026	(19.8)%
Net income (loss)	29,554	9,682	205.2%	(15,754)	23,842	(166.1)%

Operating Results.  Isle contributed $201.1 million and $335.3 million of net revenues for the three months ended September 30, 2017 and the period from the Isle Acquisition Date through September 30, 2017, respectively, consisting primarily of gaming revenues. Including the incremental Isle net operating revenues, net revenues increased 84.2% and 45.8%, respectively, for the three and nine months ended September 30, 2017 compared to the same prior year periods.

Operating income increased 180.8% for the three months ended September 30, 2017 compared to the same prior year period. This increase was primarily due to $39.0 million of operating income contributed by Isle for the three months ended September 30, 2017. Operating income decreased 19.8% for the nine months ended September 30, 2017 compared to the same prior year period. This decrease was primarily due to acquisition charges related to the Isle Acquisition totaling $89.2 million for the nine months ended September 30, 2017 and was partially offset by $46.3 million of operating income contributed by Isle for the period from the Isle Acquisition Date through September 30, 2017.

Net income increased 205.2% for the three months ended September 30, 2017 compared to the same prior year period due to the same factors impacting operating income. This increase was partially offset by higher interest expense associated with additional debt in conjunction with the Isle Acquisition, the loss on the early retirement of debt recorded during the current period and by the recorded income tax provision of $11.6 million. Net income decreased 166.1% for the nine months ended September 30, 2017 compared to the same prior year period primarily due to $89.2 million of acquisition charges associated with the Isle Acquisition combined with higher interest expense and the loss on the early retirement of debt, offsetting incremental operating income and income tax benefit of $27.6 million.

Net Revenues and Operating Income (Loss)

The following table highlights our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Three Months Ended September 30,		Net Revenues for the Nine Months Ended September 30,
	2017	2016	2017	2016
West	$132,775	$89,676	$293,528	$246,608
Midwest	103,510	—	171,015	—
South	81,696	33,984	183,425	100,514
East	126,720	117,905	352,644	339,324
Corporate	173	—	366	—
Total	$444,874	$241,565	$1,000,978	$686,446

	Operating Income (Loss) for the Three Months Ended September 30,		Operating Income (Loss) for the Nine Months Ended September 30,
	2017	2016	2017	2016
West	$32,556	$15,606	$50,507	$34,825
Midwest	24,261	—	39,669	—
South	11,293	6,703	28,280	18,746
East	21,140	15,102	54,333	43,767
Corporate	(10,326)	(9,302)	(111,834)	(21,312)
Total	$78,924	$28,109	$60,955	$76,026

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Net revenues and operating expenses were as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2017	2016	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$83,166	$48,067	$35,099	73.0%
Midwest	96,330	—	96,330	100.0%
South	76,279	31,505	44,774	142.1%
East	117,317	108,559	8,758	8.1%
Total Gaming and Pari-Mutuel Commissions	373,092	188,131	184,961	98.3%
Non-gaming:
West	67,185	54,126	13,059	24.1%
Midwest	14,161	—	14,161	100.0%
South	14,261	9,810	4,451	45.4%
East	14,164	14,189	(25)	(0.2)%
Corporate	173	—	173	100.0%
Total Non-gaming	109,944	78,125	31,819	40.7%
Total Gross Revenues	483,036	266,256	216,780	81.4%
Promotional allowances:
West	(17,576)	(12,517)	5,059	40.4%
Midwest	(6,981)	—	6,981	100.0%
South	(8,844)	(7,331)	1,513	20.6%
East	(4,761)	(4,843)	(82)	(1.7)%
Total Promotional Allowances	(38,162)	(24,691)	13,471	54.6%
Total Net Revenues	444,874	241,565	203,309	84.2%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	33,650	21,536	12,114	56.3%
Midwest	42,681	—	42,681	100.0%
South	39,243	17,143	22,100	128.9%
East	73,817	68,099	5,718	8.4%
Total Gaming and Pari-Mutuel Commissions	189,391	106,778	82,613	77.4%
Non-gaming
West	29,317	25,862	3,455	13.4%
Midwest	4,667	—	4,667	100.0%
South	4,450	1,762	2,688	152.6%
East	5,953	8,676	(2,723)	(31.4)%
Total Non-gaming	44,387	36,300	8,087	22.3%
Marketing and promotions	24,634	11,323	13,311	117.6%
General and administrative	68,585	34,094	34,491	101.2%
Corporate	7,718	4,426	3,292	74.4%
Depreciation and amortization	29,122	15,810	13,312	84.2%
Total Operating Expenses	$363,837	$208,731	$155,106	74.3%

Gaming Revenues and Pari-Mutuel Commissions.  Isle contributed $187.5 million of gaming revenues and pari-mutuel commissions for the three months ended September 30, 2017 consisting primarily of slot and table games revenues. As a result, gaming revenues and pari-mutuel commissions increased 98.3% for the three months ended September 30, 2017 compared to the same prior year period.

Excluding incremental Isle gaming revenues and pari-mutuel commissions of $187.5 million, gaming revenues and pari-mutuel commissions declined 1.3% for the three months ended September 30, 2017 compared to the same prior year period. Growth in the West segment attributable to a strong Reno market was offset by a decrease in gaming revenues in the South segment while the East segment remained flat. Reductions in gaming volume driven by decreased high-end play and the impact of severe negatively affected the South segment. Additionally, a historically low table games hold percentage at Shreveport during the current quarter compared to the same prior year period also drove the decline in casino revenues in the South segment. Efforts to eliminate unprofitable gaming play via reductions in marketing promotions and incentives across all segments also contributed to the declines in casino volume and positively impacted operating margins for the three months ended September 30, 2017 compared to the same prior year period.

Non-gaming Revenues.  Isle contributed $29.2 million of non-gaming revenues for the three months ended September 30, 2017 resulting in an increase of 40.7% in non-gaming revenues over the same prior year period.

Excluding incremental Isle non-gaming revenues of $29.2 million, non-gaming revenues increased 3.4% for the three months ended September 30, 2017 compared to the same prior year period. The West segment increased for the three months ended September 30, 2017 compared to the same prior year period principally due to higher hotel, food and beverage revenues as a result of increased visitor traffic and benefitted from the Reno properties’ capital improvements including renovated hotel rooms and new food, beverage and entertainment offerings. The South segment decreased in non-gaming revenues for the three months ended September 30, 2017 compared to the same prior year period primarily due to decreased food and beverage revenues associated with revisions to complimentary food offers. The East segment decreased for the three months ended September 30, 2017 compared to the same prior year period in non-gaming revenues primarily due to decreased food and beverage revenues resulting from reductions in complimentary food offerings and the consolidation of restaurants in an effort to maximize capacity utilization.

Promotional Allowances.  Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, decreased to 10.2% for the three months ended September 30, 2017 compared to 13.1% for the same prior year period. This decline was primarily due to strategic revisions to reduce unprofitable promotional offers across all segments combined with the incremental revenues contributed by the Isle properties which historically have lower promotional allowances as a percentage of gaming revenues.

Gaming Expenses and Pari-Mutuel Commissions.  Isle contributed $88.5 million of gaming expenses and pari-mutuel commissions for the three months ended September 30, 2017 resulting in an increase of 77.4% in gaming expenses and pari-mutuel commissions over the same prior year period.

Excluding incremental Isle gaming expenses and pari-mutuel commissions, gaming expenses and pari-mutuel commissions decreased 5.5% for the three months ended September 30, 2017 compared to the same prior year period primarily due to declines in gaming volume in the South and East segments combined with savings initiatives targeted at reducing variable expenses along with continued synergies related to the integration of the Tri-Properties in the West segment. Additionally, successful efforts to control costs and maximize departmental profit across all segments also drove the decline in expenses during the current period.

Non-gaming Expenses.  Isle contributed $9.9 million of non-gaming expenses for the three months ended September 30, 2017 resulting in an increase of 22.3% over the same prior year period.

Excluding incremental Isle non-gaming expenses, non-gaming expenses decreased 5.5% for the three months ended September 30, 2017 compared to the same prior year period. Increased expenses associated with higher non-gaming revenues and hotel occupancy in the West segment were offset by lower non-gaming expenses in the South and East segments. Additionally, the growth in hotel ADR in the West segment contributed to improved non-gaming margins.

Marketing and Promotions Expenses.  Isle contributed $12.1 million of marketing and promotions expense for the three months ended September 30, 2017 resulting in an increase of 117.6% over the same prior year period.

Excluding incremental Isle marketing and promotions expenses, consolidated marketing and promotions expense increased 10.6% for the three months ended September 30, 2017 compared to the same prior year period. This increase was primarily attributable to increased expenses resulting from higher internet advertising spend, new television media production promoting new product offerings in the Reno market and a shift in marketing spend to targeted direct mail and promotional offers across all segments. Additionally, marketing promotional costs associated with casino initiatives are charged to this category to provide consistency among properties following the Isle Acquisition.

General and Administrative Expenses.  Isle contributed $35.5 million of general and administrative expense for the three months ended September 30, 2017 resulting in an increase of 101.2% over the same prior year period.

Excluding incremental Isle general and administrative expenses, consolidated general and administrative expenses decreased 3.0% for the three months ended September 30, 2017 compared to the same 2016 period primarily due to savings in property and general liability insurance costs and payroll and related benefit cost savings programs across all segments.

Corporate Expenses.  For the three months ended September 30, 2017 compared to the same prior year period, corporate expenses increased primarily due to payroll and other expenses associated with additional corporate costs driven by growth related to the recent Isle Acquisition. Additionally, corporate costs rose as a result of higher stock compensation expense for the three months ended September 30, 2017 compared to the same prior year period due to the three year vesting schedule associated with our long-term incentive plan established in 2015 resulting in three years of grants and related expense in the current period versus two years of grants and related expense in the same prior year period.

Depreciation and Amortization Expense.  Isle contributed $14.9 million of depreciation expense for the three months ended September 30, 2017 resulting in an increase of 84.2% over the same prior year period.

Excluding incremental Isle depreciation and amortization expense, depreciation and amortization expense decreased 13.5% for the three months ended September 30, 2017 compared to the same prior year period mainly due to lower depreciation in all segments due to assets becoming fully depreciated.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Net revenues and operating expenses were as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2017	2016	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$178,390	$132,480	$45,910	34.7%
Midwest	159,010	—	159,010	100.0%
South	170,712	92,702	78,010	84.2%
East	327,666	314,063	13,603	4.3%
Total Gaming and Pari-Mutuel Commissions	835,778	539,245	296,533	55.0%
Non-gaming:
West	155,417	148,475	6,942	4.7%
Midwest	23,693	—	23,693	100.0%
South	35,758	28,801	6,957	24.2%
East	37,742	39,296	(1,554)	(4.0)%
Corporate	366	—	366	100.0%
Total Non-gaming	252,976	216,572	36,404	16.8%
Total Gross Revenues	1,088,754	755,817	332,937	44.0%
Promotional allowances:
West	(40,279)	(34,347)	5,932	17.3%
Midwest	(11,688)	—	11,688	100.0%
South	(23,045)	(20,989)	2,056	9.8%
East	(12,764)	(14,035)	(1,271)	(9.1)%
Total Promotional Allowances	(87,776)	(69,371)	18,405	26.5%
Total Net Revenues	1,000,978	686,446	314,532	45.8%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	75,393	61,196	14,197	23.2%
Midwest	70,561	—	70,561	100.0%
South	88,577	50,585	37,992	75.1%
East	203,805	195,888	7,917	4.0%
Total Gaming and Pari-Mutuel Commissions	438,336	307,669	130,667	42.5%
Non-gaming
West	74,815	75,760	(945)	(1.2)%
Midwest	7,779	—	7,779	100.0%
South	10,184	5,482	4,702	85.8%
East	17,389	23,369	(5,980)	(25.6)%
Total Non-gaming	110,167	104,611	5,556	5.3%
Marketing and promotions	54,845	30,664	24,181	78.9%
General and administrative	155,778	98,129	57,649	58.7%
Corporate	21,734	15,684	6,050	38.6%
Depreciation and amortization	69,635	47,597	22,038	46.3%
Total Operating Expenses	$850,495	$604,354	$246,141	40.7%

Gaming Revenues and Pari-Mutuel Commissions.  Isle contributed $312.8 million of gaming revenues and pari-mutuel commissions for the period from the Isle Acquisition Date through September 30, 2017 consisting primarily of slot and table games revenues. As a result, gaming revenues and pari-mutuel commissions increased 55.0% for the nine months ended September 30, 2017 compared to the same prior year period.

Excluding incremental Isle gaming revenues and pari-mutuel commissions of $312.8 million, gaming revenues declined 3.0% for the nine months ended September 30, 2017 compared to the same prior year period due to a decrease in gaming revenues across all segments. The decline in the West segment was mainly attributable to decreases in visitor traffic due to severe weather the northern Nevada region experienced throughout the first quarter of 2017 that resulted in limited access from our main feeder markets combined with the absence of a major bowling tournament in the Reno market. Additionally, reductions in gaming volume driven by decreased high-end play, the continued weakness in the energy sector, historically lower table games hold percentage impacted the Shreveport market and severe weather in the third quarter of 2017 negatively impacted the South segment in 2017. Efforts to eliminate unprofitable gaming play via reductions in marketing promotions and incentives across the properties also contributed to the declines in casino volume and positively impacted margins across all segments.

Non-gaming Revenues.  Isle contributed $48.8 million of non-gaming revenues for the period from the Isle Acquisition Date through September 30, 2017 resulting in an increase of 16.8% over the same prior year period.

Excluding incremental Isle non-gaming revenues of $48.8 million, non-gaming revenues decreased 5.9% for the nine months ended September 30, 2017 compared to the same prior year period. The West segment declined for the nine months ended September 30, 2017 compared to the same prior year period principally due to lower hotel, food and beverage revenues resulting from reduced customer traffic due to fewer convention room nights and the absence of a major bowling tournament during the current year. The South segment decreased in non-gaming revenues for the nine months ended September 30, 2017 compared to the same prior year period primarily due to decreased food and beverage revenues associated with revisions to marketing strategies resulting in fewer complimentary food offers and severe weather negatively impacting visitation in 2017. Non-gaming revenues in the East segment decreased for the nine months ended September 30, 2017 compared to the same prior year period primarily due to decreased food and beverage revenues resulting from reductions in complimentary food offers and the consolidation of restaurants in an effort to maximize capacity utilization.

Promotional Allowances.  Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, decreased to 10.5% for the nine months ended September 30, 2017 compared to 12.9% for the same prior year period. This decline was primarily due to strategic revisions to promotional offers across all segments combined with the incremental revenues contributed by the Isle properties which historically have lower promotional allowances as a percentage of gaming revenues.

Gaming Expenses and Pari-Mutuel Commissions.  Isle contributed $148.3 million of gaming expenses and pari-mutuel commissions for the period from the Isle Acquisition Date through September 30, 2017 resulting in an increase of 42.5% over the same prior year period.

Excluding incremental Isle gaming expenses and pari-mutuel commissions, gaming expenses and pari-mutuel commissions decreased 5.7% for the nine months ended September 30, 2017 compared to the same prior year period primarily due to decreases in gaming volume combined with savings initiatives targeted at reducing variable expenses along with continued synergies related to the integration of the Reno properties in the West segment. Additionally, successful efforts to control costs and maximize departmental profit across all segments also drove the decline in expenses during the current period.

Non-gaming Expenses.  Isle contributed $16.5 million of non-gaming expenses for the period from the Isle Acquisition Date through September 30, 2017 resulting in an increase of 5.3% over the same prior year period.

Excluding incremental Isle non-gaming expenses, non-gaming expenses decreased 10.5% for the nine months ended September 30, 2017 compared to the same prior year period across all segments in conjunction with non-gaming revenue declines.

Marketing and Promotions Expenses.  Isle contributed $20.5 million of marketing and promotions expense for the period from the Isle Acquisition Date through September 30, 2017 resulting in an increase of 78.9% over the same prior year period.

Excluding incremental Isle marketing and promotions expenses, consolidated marketing and promotions expense increased 11.8% for the nine months ended September 30, 2017 compared to the same prior year period. This increase was primarily attributable to increased marketing promotional costs associated with casino initiatives that are charged to this category to provide consistency among properties following the Isle Acquisition. Additionally, expenses resulting from higher internet advertising spend, new television media production promoting new product offerings and a shift in marketing spend to targeted direct mail and promotional offers across all segments.

General and Administrative Expenses.  Isle contributed $59.8 million of marketing and promotions expense for the period from the Isle Acquisition Date through September 30, 2017 resulting in an increase of 58.7% over the same prior year period.

Excluding incremental Isle general and administrative expenses, consolidated general and administrative expenses decreased 2.2% for the nine months ended September 30, 2017 compared to the same 2016 period. Savings associated with lower property and general liability insurance costs were partially offset by higher expenses associated with information systems maintenance contracts and professional services. These incremental costs resulted from information technology infrastructure projects targeted at consolidating systems for future savings and efficiencies.

Corporate Expenses.  For the nine months ended September 30, 2017 compared to the same prior year period, corporate costs increased due to payroll and other expenses associated with additional corporate costs driven by growth related to the Isle acquisition and higher stock compensation expense for the nine months ended September 30, 2017 compared to the same prior year period due to the three year vesting schedule associated with our long-term incentive plan established in 2015 resulting in three years of grants and related expense in the current period versus two years of grants and related expense in the same prior year period.

Depreciation and Amortization Expense.  Isle contributed $24.4 million of depreciation expense for the period from the Isle Acquisition Date through September 30, 2017 resulting in an increase of 46.3% over the same prior year period.

Excluding incremental Isle depreciation and amortization expense, depreciation and amortization expense decreased 6.9% for the nine months ended September 30, 2017 compared to the same prior year period mainly due to lower depreciation in all segments due to assets becoming fully depreciated.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three and Nine Months Ended September 30, 2017 and 2016

Adjusted EBITDA (defined below), a non GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock based compensation, transaction expenses, severance expense and other expenses. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with US GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for our operating segments for the three and nine months ended September 30, 2017 and 2016, in addition to reconciling Adjusted EBITDA to operating income (loss) in accordance with US GAAP (unaudited, in thousands):

	Three Months Ended September 30, 2017
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses	Severance Expense	Other (6)	Adjusted EBITDA
West	$32,556	$7,654	$67	$—	$59	$43	$40,379
Midwest	24,261	7,995	67	—	133	(9)	32,447
South	11,293	6,055	29	—	220	5	17,602
East	21,140	6,732	5	—	64	(39)	27,902
Corporate	(10,326)	686	1,207	2,094	—	72	(6,267)
Total	$78,924	$29,122	$1,375	$2,094	$476	$72	$112,063

	Three Months Ended September 30, 2016
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses	Severance Expense	Other (6)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$15,606	$4,864	$—	$—	$153	$(12)	$20,611
Midwest	—	—	—	—	—	—	—
South	6,703	1,973	—	—	—	—	8,676
East	15,102	8,847	—	—	263	(70)	24,142
Corporate	(9,302)	126	717	4,750	—	—	(3,709)
Total Excluding Pre-Acquisition	$28,109	$15,810	$717	$4,750	$416	$(82)	$49,720

Pre-Acquisition (3):
West	$7,160	$2,236	$6	$—	$—	$—	$9,402
Midwest	22,536	10,058	41	—	—	(952)	31,683
South	7,378	4,269	21	—	—	—	11,668
East	(917)	694	—	—	—	—	(223)
Corporate	(8,115)	322	1,200	805	—	—	(5,788)
Total Pre-Acquisition	$28,042	$17,579	$1,268	$805	$—	$(952)	$46,742

Including Pre-Acquisition:
West	$22,766	$7,100	$6	$—	$153	$(12)	$30,013
Midwest	22,536	10,058	41	—	—	(952)	31,683
South	14,081	6,242	21	—	—	—	20,344
East	14,185	9,541	—	—	263	(70)	23,919
Corporate	(17,417)	448	1,917	5,555	—	—	(9,497)
Total Including Pre-Acquisition (2)	$56,151	$33,389	$1,985	$5,555	$416	$(1,034)	$96,462

	Nine Months Ended September 30, 2017
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses	Severance Expense	Other (6)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$50,507	$18,868	$119	$—	$255	$16	$69,765
Midwest	39,669	12,961	153	—	135	(2)	52,916
South	28,280	12,649	70	—	223	5	41,227
East	54,333	23,885	9	—	86	206	78,519
Corporate	(111,834)	1,272	4,063	89,172	289	50	(16,988)
Total Excluding Pre-Acquisition	$60,955	$69,635	$4,414	$89,172	$988	$275	$225,439

Pre-Acquisition (1):
West	$9,525	$3,694	$8	$—	$—	$4	$13,231
Midwest	34,819	11,952	51	—	5	29	46,856
South	19,165	5,694	26	—	—	33	24,918
East	(1,072)	952	—	—	—	—	(120)
Corporate	(8,811)	371	1,631	286	549	(22)	(5,996)
Total Pre-Acquisition	$53,626	$22,663	$1,716	$286	$554	$44	$78,889

Including Pre-Acquisition:
West	$60,032	$22,562	$127	$—	$255	$20	$82,996
Midwest	74,488	24,913	204	—	140	27	99,772
South	47,445	18,343	96	—	223	38	66,145
East	53,261	24,837	9	—	86	206	78,399
Corporate	(120,645)	1,643	5,694	89,458	838	28	(22,984)
Total Including Pre-Acquisition (2)	$114,581	$92,298	$6,130	$89,458	$1,542	$319	$304,328

	Nine Months Ended September 30, 2016
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (5)	Severance Expense	Other (4)(6)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$34,825	$15,373	$—	$—	$153	$168	$50,519
Midwest	—	—	—	—	—	—	—
South	18,746	5,883	—	—	—	(50)	24,579
East (4)	43,767	25,990	—	—	264	1,066	71,087
Corporate	(21,312)	351	2,749	5,324	1,461	(49)	(11,476)
Total Excluding Pre-Acquisition	$76,026	$47,597	$2,749	$5,324	$1,878	$1,135	$134,709

Pre-Acquisition (3):
West	$20,269	$6,528	$32	$—	$—	$—	$26,829
Midwest	65,403	29,034	129	—	—	(247)	94,319
South	33,557	12,525	69	—	—	—	46,151
East	(3,460)	2,861	—	—	—	—	(599)
Corporate	(23,635)	1,118	3,058	805	870	—	(17,784)
Total Pre-Acquisition	$92,134	$52,066	$3,288	$805	$870	$(247)	$148,916

Including Pre-Acquisition:
West	$55,094	$21,901	$32	$—	$153	$168	$77,348
Midwest	65,403	29,034	129	—	—	(247)	94,319
South	52,303	18,408	69	—	—	(50)	70,730
East (4)	40,307	28,851	—	—	264	1,066	70,488
Corporate	(44,947)	1,469	5,807	6,129	2,331	(49)	(29,260)
Total Including Pre-Acquisition (2)	$168,160	$99,663	$6,037	$6,129	$2,748	$888	$283,625

(1)

Figures for Isle are the four months ended April 30, 2017, the day before the Company acquired Isle on May 1, 2017. The Company reports its financial results on a calendar fiscal year. Prior to the Company’s acquisition of Isle, Isle’s fiscal year typically ended on the last Sunday in April. Isle’s fiscal 2017 and 2016 were 52-week years, which commenced on April 25, 2016 and April 27, 2015, respectively. Such figures were prepared by the Company to reflect Isle’s unaudited consolidated historical net revenues and Adjusted EBITDA for periods corresponding to the Company’s fiscal quarterly calendar. Such figures are based on the unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

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

(3)

Figures are for Isle for the three and nine months ended September 30, 2016. Such figures were prepared by the Company to reflect Isle’s unaudited consolidated historical net revenues, operating income and Adjusted EBITDA for periods corresponding to the Company’s fiscal quarterly calendar. Such figures are based on the unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

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

(5)

Transaction expenses for the three and nine months ended September 30, 2017 represent acquisition costs related to the Isle Acquisition. Transaction expenses for the three and nine months ended September 30, 2016 represent acquisition costs related to the Reno Acquisition and includes a credit of $2.0 thousand related to S-1 offering costs.

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

We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties and servicing our outstanding indebtedness. During the remainder of 2017, we plan to spend $26.8 million on capital expenditures and $8.6 million to pay interest on our outstanding indebtedness. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements, and service our outstanding indebtedness for the next twelve months.

ERI is a holding company and its only significant assets are ownership interests in its subsidiaries. ERI’s ability to fund its obligations depends on the cash flow of its subsidiaries and the ability of its subsidiaries to distribute or otherwise make funds available to ERI.

As of September 30, 2017, we had consolidated cash and cash equivalents of $156.2 million, including restricted cash of $21.3 million.

Operating Cash Flow.  For the nine months ended September 30, 2017, cash flows provided by operating activities totaled $71.8 million compared to $72.3 million during the same prior year period. The decrease in operating cash was primarily due to transaction costs associated with the Isle Acquisition offset by a benefit in income taxes in the current year combined with changes in the balance sheet accounts in the normal course of business.

Investing Cash Flow and Capital Expenditures.  Net cash flows used in investing activities totaled $1.4 billion for the nine months ended September 30, 2017 compared to $27.2 million for the same prior year period. Net cash flows used in investing activities for the nine months ended September 30, 2017 was primarily due to cash paid to acquire Isle in addition to $53.2 million in capital expenditures for various property enhancement and maintenance projects and equipment purchases.

Financing Cash Flow.  Net cash flows provided by financing activities for the nine months ended September 30, 2017 totaled $1.4 billion compared to $78.7 million used in financing activities for the nine months ended September 30, 2016. This increase was primarily related to the issuance of debt associated with the Isle Acquisition, the refinancing of our Term Loan and Revolving Credit Facility in May 2017 and the issuance of additional 6% Senior Notes in September 2107. This increase was partially offset by net payments made on our credit facilities throughout the nine months ended September 30, 2017.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the Indenture. The Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 7% Senior Notes to be declared due and payable. As of September 30, 2017, the Company was in compliance with all of the covenants under the Indenture relating to the 7% Senior Notes.

6% Senior Notes

On March 29, 2017, Eagle II Acquisition Company LLC (“Eagle II”), a wholly-owned subsidiary of the Company, issued $375.0 million aggregate principal amount of 6% Senior Notes due 2025 (the “6% Senior Notes”) pursuant to an indenture, dated as of March 29, 2017 (the “New Indenture”), between Eagle II and U.S. Bank, National Association, as Trustee. The 6% Senior Notes will mature on April 1, 2025, with interest payable semi-annually in arrears on April 1 and October 1, commencing October 1, 2017. The proceeds of the offering, and additional funds in the amount of $1.9 million in respect of interest expected to be accrued on the 6% Notes, were placed in escrow pending satisfaction of certain conditions, including consummation of the Isle Acquisition. In connection with the consummation of the Isle Acquisition on May 1, 2017, the escrowed funds were released and ERI assumed Eagle II’s obligations under the 6% Senior Notes and the New Indenture and certain of the Company’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of the Company’s obligations under the 6% Senior Notes.

On September 13, 2017, the Company issued an additional $500.0 million principal amount of its 6% Senior Notes at an issue price equal to 105.5% of the principal amount of the 6% Senior Notes. The additional notes were issued pursuant to the New Indenture that governs the 6% Senior Notes. The Company used the proceeds of the offering to repay $78.0 million of outstanding borrowings under the revolving credit facility and used the remainder to repay $444.5 million outstanding borrowings under the term loan facility and related accrued interest. As a result of the offering and retirement of existing debt, the Company recognized a loss of $10.0 million during the three months ended September 30, 2017.

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

Prior to April 1, 2020, the Company may redeem all or a portion of the 6% Senior Notes at a price equal to 100% of the 6% Senior Notes redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to August 1, 2018, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the 6% Senior Notes with proceeds of certain equity financings at a redemption price equal to 106% of the principal amount of the 6% Senior Notes redeemed, plus accrued and unpaid interest. If the Company experiences certain change of control events (as defined in the New Indenture), it must offer to repurchase the 6% Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the 6% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the New Indenture. The New Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6% Senior Notes to be declared due and payable. As of September 30, 2017, the Company was in compliance with all of the covenants under the New Indenture relating to the 6% Senior Notes.

Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “Term Loan”) and a $150.0 million five year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Prior Credit Facility”).

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

On May 1, 2017, all of the outstanding amounts under the Prior Credit Facility were repaid with proceeds of borrowings under the New Credit Facility (as defined below) and the Prior Credit Facility was terminated.

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

As of September 30, 2017, the Company had $1.0 billion outstanding on the New Term Loan. There were no borrowings outstanding under the New Revolving Credit Facility as of September 30, 2017. The Company had $291.6 million of available borrowing capacity, after consideration of $8.4 million in outstanding letters of credit, under its New Revolving Credit Facility as of September 30, 2017. At September 30, 2017, the interest rate on the New Term Loan was 3.42%, and the weighted average interest rate on the New Revolving Credit Facility was 4.12% based upon the weighted average interest rate of borrowings outstanding on our New Revolving Credit Facility as of September 30, 2017.

The Company applied the net proceeds of the New Term Loan Facility and borrowings under the New Revolving Credit Facility totaling $135 million, together with the proceeds of the 6% Senior Notes, and cash on hand, to (i) pay the cash portion of the consideration payable in the Isle Acquisition, (ii) refinance all of the debt outstanding under Isle’s existing credit facility, (iii) redeem or otherwise repurchase all of Isle’s outstanding 5.875% Senior Notes due 2021 and 8.875% Senior Subordinated Notes due 2020, (iv) repay all amounts outstanding under the Company’s Prior Credit Facility and (v) pay fees and costs associated with the Isle Acquisition and such financing transactions.

The Company’s obligations under the New Revolving Credit Facility will mature on April 17, 2022. The Company’s obligations under the New Term Loan Facility will mature on April 17, 2024. The Company was required to make quarterly principal payments in an amount equal to $3.6 million on the New Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017. The Company satisfied this requirement as a result of the principal prepayment of $444.5 million on September 13, 2017 in conjunction with the issuance of the additional 6% Senior Notes. In addition, the Company is required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, the Company is required to apply a portion of its excess cash flow to repay amounts outstanding under the New Credit Facility.

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

The New Credit Facility also includes certain financial covenants, including the requirements that we maintain throughout the term of the New Credit Facility and measured as of the end of each fiscal quarter, and solely with respect to loans under the New Revolving Credit Facility, a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 for the period beginning on the closing date and ending with the fiscal quarter ending December 31, 2018, 6.00 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 5.50 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2020 and thereafter. The Company will also be required to maintain an interest coverage ratio in an amount not less than 2.00 to 1.00 measured on the last day of each fiscal quarter beginning on the closing date, and ending with the fiscal quarter ending December 31, 2018, 2.50 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 2.75 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2020 and thereafter.

The New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to our other indebtedness including the Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts outstanding thereunder and taking all actions permitted to be taken by a secured creditor. As of September 30, 2017, the Company was in compliance with the covenants under the New Credit Facility.

Contractual Obligations

Other than the previously discussed 6% Senior Notes, New Credit Facility and Isle leases for real estate and various equipment, there have been no material changes for the three and nine months ended September 30, 2017 to our contractual obligations as disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2016.

Other Liquidity Matters

We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in “Part II, Item 1. Legal Proceedings” and Note 10 to our unaudited consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included in our Annual Report on Form 10-K for the year ended December 31, 2016 and “Part II, Item IA. Risk Factors” which is included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

Critical Accounting Policies

Our critical accounting policies disclosures are included in our Annual Report on Form 10‑K for the year ended December 31, 2016. Except as described in footnotes 1 and 3 to the accompanying condensed notes of these consolidated financial statements, we believe there have been no material changes since December 31, 2016. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

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

As of September 30, 2017, our long‑term variable‑rate borrowings totaled $1.0 billion under the New Term Loan and represented approximately 44% of our long‑term debt. In conjunction with the issuance of $500 million of additional 6% Senior Notes and the retirement of variable rate debt, this percentage declined from 54% as of December 31, 2016. Based on these changes, as of September 30, 2017 the weighted average interest rate on our variable and fixed rate debt was 3.63% and 6.3%, respectively.

There was no material change in interest rate risk for the nine months ended September 30, 2017 other than as previously discussed in Liquidity and Capital Resources section in Item 2.

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

A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2016. There have been no material changes to those risk factors during the nine months ended September 30, 2017, except for the following additional risk factors related to the Isle Acquisition.

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

Gaming competition is intense in most of the markets in which we operate. States that already have legalized casino gaming may further expand gaming, and other states that have not yet legalized gaming may do so in the future. Legalized casino gaming in these states and on Native American reservations near our markets or changes to gaming laws in states in which we have operations and in states surrounding our operations could increase competition and could adversely affect our operations. There has been significant competition in our markets as a result of the expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes in prior years. For example, in Pennsylvania – a jurisdiction in which we currently operate two casinos – the Governor signed legislation in October 2017 expanding gaming to allow for up to ten (10) additional casino locations, video gaming terminals (VGTs) at truck stops, interactive gaming (iGaming), gaming at airports and potentially sports wagering. This expansion could have a material adverse effect on Lady Luck Casino at Nemacolin Woodlands Resort in Farmington and Presque Isle Downs in Erie and our gaming operations at Mountaineer and Scioto Downs. Additionally, gaming facilities in Ohio that commenced operations in recent years present significant competition for Mountaineer, Presque Isle Downs and Scioto Downs.

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

We lease certain parcels of land on which several of our properties are located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases which are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities and may result in the default under our New Credit Facility.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit	Method of Filing

10.1	Amendment Agreement, dated as of August 15, 2017 by and between among the Company and JPMorgan Chase, N.A. as Administrative Agent in connection with the Credit Agreement, dated as of April 17, 2017	Filed herewith.

31.1	Certification of Gary L. Carano pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

31.2	Certification of Thomas R. Reeg pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

101.1	XBRL Instance Document	Filed herewith.

101.2	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS, INC.

Date: November 7, 2017	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer and Chairman of the Board

Date: November 7, 2017	/s/ Thomas R. Reeg
Thomas R. Reeg
President and Chief Financial Officer
(Principal Financial Officer)