Form 10-K
period 2017-12-31
Eldorado Resorts, Inc.
filed 2018-02-27
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non‑accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $1.3 billion at June 30, 2017 based upon the closing price for the shares of ERI’s common stock as reported by The Nasdaq Stock Market.

As of February 23, 2018, there were 77,241,115 outstanding shares of the Registrant’s Common Stock.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.  Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2017.

ELDORADO RESORTS, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2017

i

PART I

Item 1.  Business.

Eldorado Resorts, Inc., a Nevada corporation, is referred to as the “Company,” “ERI,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.”

Overview

We are a geographically diversified gaming and hospitality company owning and operating 20 gaming facilities in ten states. Our properties, which are located in Ohio, Louisiana, Nevada, Pennsylvania, West Virginia, Colorado, Florida, Iowa, Mississippi and Missouri, feature approximately 21,000 slot machines and video lottery terminals (“VLTs”), approximately 600 table games and over 7,000 hotel rooms. Our primary source of revenue is generated by gaming operations and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.

We were founded in 1973 by the Carano Family with the opening of the Eldorado Hotel Casino in Reno, Nevada. In 1993, we partnered with MGM Resorts International on the Silver Legacy Resort Casino, the first mega-themed resort in Reno. In 2005, we acquired our first property outside of Reno when we acquired a casino in Shreveport, Louisiana, now known as Eldorado Shreveport. In September 2014, we merged with MTR Gaming Group, Inc. (“MTR Merger”) and acquired its three gaming and racing facilities in Ohio, Pennsylvania and West Virginia. The following year, in November 2015, we acquired Circus Circus Reno and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International (the “Circus Reno/Silver Legacy Purchase” or the “Reno Acquisition”).

On May 1, 2017, we completed our most recent – and largest - acquisition to date when we acquired Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”), adding another 13 gaming properties to our portfolio (the “Isle Acquisition” or the “Isle Merger”).

Properties

As of December 31, 2017, we owned and operated approximately 950,000 square feet of casino space with approximately 21,000 slot machines and VLTs, approximately 600 table and poker games and over 7,000 hotel rooms.

We view each operating property as an operating unit. Prior to our acquisition of Isle, we aggregated our properties into three reportable business segments: (i) Nevada, (ii) Louisiana and (iii) Eastern. Following our acquisition of Isle, we aggregated our properties into four reportable business segments: (i) West, (ii) Midwest, (iii) South and (iv) East. For further financial information related to our segments as of and for the three years ended December 31, 2017, see Note 18, Segment Information, to our consolidated financial statements presented in Part IV, Item 15.

The following table sets forth certain information regarding our properties (listed by the segment in which each such property is reported) as of and for the year ended December 31, 2017:

	Year Opened	Year Acquired	Slot Machines and VLTs	Table and Poker Games	Hotel Rooms	Restaurants	Bars	Casino Sq. Footage	Hotel Occupancy (1)	Average Daily Rate (1)
West Region:
Eldorado Reno	1973	N/A	1,125	46	814	10	18	71,500	73.7%		$100.55
Silver Legacy	1995	2015	1,187	76	1,711	7	14	92,400	61.2%		$101.00
Circus Reno	1978	2015	712	24	1,571	7	4	65,515	54.2%		$82.72
Isle Black Hawk (2)	1998	2017	1,026	36	402	3	2	27,811	85.0%		$61.99
Lady Luck Black Hawk (2)	2003	2017	452	15	N/A	2	2	17,614	N/A	$	N/A
Midwest Region:
Waterloo	2007	2017	940	25	194	3	1	40,286	71.6%		$66.56
Bettendorf	2000	2017	978	20	509	3	1	36,659	56.1%		$59.20
Boonville	2001	2017	893	20	140	3	1	28,000	83.4%		$69.50
Cape Girardeau	2012	2017	872	24	N/A	4	2	41,536	N/A		N/A
Caruthersville	2007	2017	516	9	N/A	2	1	23,816	N/A		N/A
Kansas City	2000	2017	966	18	N/A	4	1	39,788	N/A		N/A
South Region:
Pompano	1995	2017	1,455	45	N/A	6	4	45,000	N/A		N/A
Eldorado Shreveport	2000	2005	1,397	60	403	4	2	59,000	81.7%		$67.02
Lula	2000	2017	875	20	486	3	2	56,985	24.7%		$37.59
Vicksburg	1993	2017	616	9	89	3	1	25,000	45.9%		$62.38
Lake Charles	1995	2017	1,173	47	493	3	1	26,248	71.4%		$62.43
East Region:
Presque Isle Downs	2007	2014	1,593	40	N/A	5	4	59,355	N/A		N/A
Nemacolin	2013	2017	600	28	N/A	1	1	31,000	N/A		N/A
Scioto Downs	2012	2014	2,245	N/A	N/A	6	8	83,000	N/A		N/A
Mountaineer	1992	2014	1,508	36	357	5	7	79,380	73.1%		$49.34
(1)	Hotel occupancy and average daily rate figures are for the period beginning May 1, 2017 and ending December 31, 2017 for properties acquired in the Isle Acquisition.
(2)	Hotel occupancy and average daily rate for Isle Black Hawk and Lady Luck Black Hawk are presented on a combined basis.

West Region

The West segment consists of five properties that are located in Nevada and Colorado. Three of the properties are located in Reno, Nevada and two are located in Black Hawk, Colorado. Reno is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno, along with nearby Lake Tahoe, is a destination market that attracts year-round visitation by offering gaming, numerous summer and winter recreational activities and popular special events. The Eldorado Reno, Silver Legacy and Circus Reno properties (the “Reno Tri-Properties”) are connected in a “seamless” manner by enclosed, climate controlled skywalks. We believe that the centralized location and critical mass of these three properties, together with the ease of access between the facilities, provide significant advantages over the freestanding hotel/casinos in the Reno market. Of the 31 casinos currently operating in the Reno market, we believe we compete principally with four other hotel‑casinos that each generate at least $36 million in annual gaming revenues. We also compete with Native American tribes, including casinos located in northern California, which we consider to be a significant target market.

Black Hawk is located approximately 40 miles east of the Denver, Colorado metropolitan area which serves as Black Hawk’s primary feeder market. Our two Black Hawk properties are connected via sky bridges. When casinos having multiple gaming licenses in the same building are combined, the Black Hawk/Central City market consists of 21 gaming facilities (five of which have more than 500 slot machines).

Eldorado Reno

Eldorado Reno is a premier hotel, casino and entertainment facility. The interior of the hotel is designed to create a European ambiance where hotel guests enjoy panoramic views of Reno’s skyline and the majestic Sierra Nevada mountain range. Eldorado Reno is centrally located in downtown Reno, Nevada.

Silver Legacy

Silver Legacy is the tallest building in northern Nevada consisting of 37-, 34- and 31-floor tiers. Silver Legacy’s opulent interior showcases a casino built around Sam Fairchild’s 120-foot tall mining rig, which appears to mine for silver. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The Silver Legacy is centrally located in downtown Reno, Nevada and offers retail shops, exercise and spa facilities, a salon and an outdoor swimming pool and sundeck.

Circus Reno

Circus Reno is an iconic, circus‑themed hotel‑casino and entertainment complex with two hotel towers, and features a midway with 157 games, live circus acts, an arcade and a full service wedding chapel. It is conveniently located as the first casino directly off Interstate 80 when entering downtown Reno, Nevada.

Isle Casino Hotel-Black Hawk

Isle Casino Hotel-Black Hawk is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. The property includes a land-based casino and also has approximately 5,000 square feet of flex space that can be used for meetings and special events.

Lady Luck Casino-Black Hawk

Lady Luck Casino-Black Hawk is located across the intersection of Main Street and Mill Street from the Isle Casino Hotel-Black Hawk. The property consists of a land-based casino and also has approximately 2,250 square feet of flex space that can be used for meetings and special events.

Midwest Region

The Midwest segment consists of six properties, four of which are dockside casinos and two land-based casinos, located in Iowa and Missouri.

Waterloo

Our Waterloo, Iowa property is located adjacent to Highway 218 and US 20. The property consists of a single-level land-based casino and offers a wide variety of non-gaming amenities. Our Waterloo property is the only gaming facility in the Waterloo, Iowa market. We compete with other casinos in eastern Iowa.

Bettendorf

Our Bettendorf property is located off Interstate 74, an interstate highway serving the Quad Cities metropolitan area, which consists of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois. The property currently consists of a land-based casino, includes two hotel towers and offers 40,000 square feet of flexible convention/banquet space. The Quad Cities metropolitan area currently has three gaming operations, including our gaming facility.

Boonville

Our Boonville property is located three miles off Interstate 70, approximately halfway between Kansas City and St. Louis. It is the only gaming facility in central Missouri. The property consists of a single level dockside casino and offers a 32,400 square foot pavilion and entertainment center and is the only gaming facility in central Missouri. We believe that our Boonville casino attracts customers primarily from the Columbia and Jefferson City areas.

Cape Girardeau

Our Cape Girardeau property is located three and a half miles from Interstate 55 in Southeast Missouri, approximately 120 miles south of St. Louis, Missouri. The property consists of a dockside casino and offers a pavilion and entertainment center with a wide variety of non-gaming amenities, including an events center, and overlooks the Mississippi river. Our Cape Girardeau property is the only gaming facility in the Cape Girardeau, Missouri market and primarily competes with other gaming operations in Southwest Illinois and Southeast Missouri.

Caruthersville

Our Caruthersville property is a riverboat casino located along the Mississippi River in Southeast Missouri. The property consists of a dockside casino, 40,000 square foot pavilion and also includes a 28-space RV Park. Our casino in Cape Girardeau is located approximately 85 miles north of our Caruthersville casino.

Kansas City

Our Kansas City property consists of a dockside casino and is the closest gaming facility to downtown Kansas City, Missouri. We believe that our Kansas City casino attracts customers primarily from the Kansas City metropolitan area. The Kansas City market consists of four dockside gaming facilities, a land-based facility and a Native American casino.

South Region

The South segment consists of five properties, four of which are dockside casinos in Louisiana and Mississippi and one racino in Florida.

Pompano

Pompano Park, a casino and harness racing track located in Pompano Beach, Florida is located off Interstate 95 and the Florida Turnpike on a 223-acre owned site, near Fort Lauderdale, midway between Miami and West Palm Beach. Pompano Park is the only racetrack licensed to conduct harness racing in Florida. We compete with seven other pari-mutuels and three Native American gaming facilities in the market.

Eldorado Shreveport

Eldorado Shreveport is a premier resort with a tri-level riverboat casino and an all-suite art deco-style hotel located in Shreveport, Louisiana adjacent to Interstate 20, a major highway that connects the Shreveport market with the attractive feeder markets of East Texas and Dallas/Fort Worth, Texas. There are currently six casinos and a racino operating in the Shreveport/Bossier City market.

Lula

Our Lula property is located off of Highway 49, the only road crossing the Mississippi River between Mississippi and Arkansas for more than 50 miles in either direction. The property consists of two dockside casinos and offers a land-based pavilion and entertainment center. Our Lula property is the only gaming facility in Coahoma County, Mississippi and draws a significant amount of business from the Little Rock, Arkansas metropolitan area, which is located approximately 120 miles west of the property. Coahoma County is also located approximately 60 miles southwest of Memphis, Tennessee. Lula competes with Native American casinos in Oklahoma and racinos in West Memphis, Arkansas and Hot Springs, Arkansas.

Vicksburg

Our Vicksburg property is located off Interstate 20 and Highway 61 in western Mississippi, approximately 50 miles west of Jackson, Mississippi, and consists of a dockside casino and a hotel. The Vicksburg market consists of five dockside casinos.

Lake Charles

Our Lake Charles property is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. Lake Charles offers a dockside casino and a 14,750 square foot entertainment center comprised of a 1,142-seat special events center designed for concerts, banquets and other events, meeting facilities and administrative offices. Lake Charles is the closest gaming market to the Houston metropolitan area, which is located approximately 140 miles west of Lake Charles. The Lake Charles market consists of three dockside gaming facilities, a Native American casino and a pari-mutuel facility/racino. In addition, a Native American electronic bingo hall opened approximately 100 miles north of Houston. We believe our Lake Charles property attracts customers primarily from southeast Texas and from local residents.

East Region

The East segment consists of four properties, three of which are racinos, located in Pennsylvania, Ohio and West Virginia.

Presque Isle Downs

Presque Isle Downs is a casino and live thoroughbred horse racing facility located along Interstate 90 in Erie, Pennsylvania. The property offers live thoroughbred horse racing conducted from May through September and on‑site pari‑mutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks, as well as wagering on Presque Isle Downs’ races. Presque Isle Downs’ market is comprised of nine casinos, including Mountaineer, in West Virginia, Ohio and Pennsylvania.

Nemacolin

Lady Luck Nemacolin is a casino located on the 2,000 acre Nemacolin Woodlands Resort in Western Pennsylvania. Our Nemacolin property is the only casino in Fayette County, Pennsylvania. The closest competing casino to Nemacolin is approximately 60 miles away. The Nemacolin facility competes primarily with a casino and a racino in the Pittsburgh, Pennsylvania area and a casino in Rocky Gap, Maryland.

Scioto Downs

Scioto Downs is a modern “racino” located in the heart of Central Ohio, off Highway 23/South High Street, approximately eight miles from downtown Columbus and is one of only two licensed gaming facilities in the Columbus area. The Scioto Downs racino also offers live standard bred harness horse racing conducted from May through mid‑September and on‑site pari‑mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Scioto Downs’ races.

In addition, Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

Mountaineer

Mountaineer is a hotel, casino, entertainment and live thoroughbred horse racing facility located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle, approximately thirty miles from the Pittsburgh International Airport and a one‑hour drive from downtown Pittsburgh. Mountaineer is a diverse gaming, entertainment and convention complex offering live thoroughbred horse racing conducted from March through December and on‑site pari‑mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Mountaineer’s races. Mountaineer’s market is comprised of nine casinos, including Presque Isle Downs property, in West Virginia, Ohio and Pennsylvania.

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

Diversified portfolio across markets and customer segments

We are geographically diversified across the United States, with no single property accounting for more than 12% of our net revenues for the year ended December 31, 2017. Our customer pool draws from a diversified base of both local and out-of-town patrons. We have also initiated changes to our marketing strategy to reach more potential customers through targeted direct mailings and electronic marketing. We believe we have assembled a platform on which we can continue to grow and provide a differentiated customer experience.

Management team with deep gaming industry experience and strong local relationships

We have an experienced management team that includes, among others, Gary Carano, our Chief Executive Officer and the Chairman of the Board, who has more than thirty years of experience in the gaming and hotel industry. Mr. Carano was the driving force behind ERI’s development and operations in Nevada and Louisiana and ERI’s acquisition of Isle of Capri, MTR Gaming and Circus Reno. In addition to Gary Carano, our senior executives have significant experience in the gaming and finance industries. Our extensive management experience and unwavering commitment to our team members, guests and equity holders have been the primary drivers of our strategic goals and success. We take pride in our reinvestment in our properties and the communities we support along with emphasizing our family-style approach in an effort to build loyalty among our team members and guests. We will continue to focus on the future growth and diversification of our company while maintaining our core values and striving for operational excellence.

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

Reporting and Record‑Keeping Requirements

We are required periodically to submit detailed financial and operating reports and furnish any other information about us and our subsidiaries that gaming authorities may require. We are required to maintain a current stock ledger that may be examined by gaming authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to gaming authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Gaming authorities may, and in certain jurisdictions do, require certificates for our securities to bear a legend indicating that the securities are subject to specified gaming laws.

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

Seasonality

Casino, hotel and racing operations in our markets are subject to seasonal variation. Seasonal weather conditions can frequently adversely affect transportation routes to each of our properties and also may cause flooding and other effects that result in closure of our Southern properties and cancellations of live horse racing at the Eastern properties. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

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

Employees

As of December 31, 2017, we had approximately 12,500 employees. As of such date, we had 11 collective bargaining agreements covering approximately 970 employees. Three collective bargaining agreements are scheduled to expire this year. There can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.

Cautionary Statement Regarding Forward‑Looking Information

This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward‑looking statements. Specifically, forward-looking statements may include, among others, statements concerning:

•	projections of future results of operations or financial condition;
•	expectations regarding our business and results of operations of our existing casino properties and prospects for future development;
•	expectations regarding trends that will affect our market and the gaming industry generally and the impact of those trends on our business and results of operations;
•	our ability to comply with the covenants in the agreements governing our outstanding indebtedness;
•	our ability to meet our projected debt service obligations, operating expenses, and maintenance capital expenditures;
•	expectations regarding availability of capital resources;

•	our intention to pursue development opportunities and acquisitions and our ability to obtain financing for, and realize the anticipated benefits, of such development and acquisitions; and
•	the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects.

Any forward‑looking statements are based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of operations may vary materially from any forward‑looking statements made herein. Forward‑looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Forward-looking statements should not be regarded as a representation by us or any other person that the forward‑looking statements will be achieved. Undue reliance should not be placed on any forward‑looking statements. Some of the contingencies and uncertainties to which any forward‑looking statement contained herein is subject include, but are not limited to, the following:

•	our substantial indebtedness and significant financial commitments could adversely affect our results of operations and our ability to service such obligations;
•	restrictions and limitations in agreements governing our debt could significantly affect our ability to operate our business and our liquidity;
•	our facilities operate in very competitive environments and we face increasing competition;
•	the ability to identify suitable acquisition opportunities and realize growth and cost synergies from any future acquisitions;
•	our operations are particularly sensitive to reductions in discretionary consumer spending and are affected by changes in general economic and market conditions;
•	our gaming operations are highly regulated by governmental authorities and the cost of complying or the impact of failing to comply with such regulations;
•	changes in gaming taxes and fees in jurisdictions in which we operate;
•	risks relating to pending claims or future claims that may be brought against us;
•	changes in interest rates and capital and credit markets;
•	our ability to comply with certain covenants in our debt documents;
•	the effect of disruptions to our information technology and other systems and infrastructure;
•	construction factors relating to maintenance and expansion of operations;
•	our ability to attract and retain customers;
•	weather or road conditions limiting access to our properties;
•	the effect of war, terrorist activity, natural disasters and other catastrophic events;
•	the intense competition to attract and retain management and key employees in the gaming industry; and
•	Other factors set forth under “Item 1A. Risk Factors.”

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

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy, at prescribed rates, any document we have filed at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1‑800‑SEC‑0330 (1‑800‑732‑0330) for further information on the public reference room. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC (http://www.sec.gov). You also may read and copy reports and other information filed by us at the office of The NASDAQ Stock Market, One Liberty Plaza, 165 Broadway, New York, NY 10006.

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

Risk Factors Relating to our Operations

Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside our control

Consumer demand for casino hotel and racetrack properties such as ours is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer. In addition, increases in gasoline prices, including increases prompted by global political and economic instabilities, can adversely affect our operations because most of our patrons travel to our properties by car or on airlines that may pass on increases in fuel costs to passengers in the form of higher ticket prices. Further, security concerns, terrorist attacks and other geopolitical events can have a material adverse effect on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and our business in particular. Economic downturns, geopolitical events and other related factors which impact discretionary consumer spending and other economic events that are beyond our control have had direct effects on our business and the tourism industry in the past and could adversely affect us in the future.

We face substantial competition in the hotel and casino industry and expect that such competition will continue

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including land-based casinos, dockside casinos, riverboat casinos, casinos located on racing tracks and casinos located on Native American reservations and other forms of legalized gaming such as video gaming terminals (VGTs) at bars, restaurants and truck stops. We also compete, to a lesser extent, with other forms of legalized gaming and entertainment such as online computer gambling, bingo, pull tab games, card parlors, sports books, fantasy sports websites, “cruise-to-nowhere” operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, and, in the future, may compete with gaming at other venues. In addition, we compete more generally with other forms of entertainment for the discretionary spending of our customers.

Gaming competition is intense in most of the markets in which we operate. States that already have legalized casino gaming may further expand gaming, and other states that have not yet legalized gaming may do so in the future. Legalized casino gaming in these states and on Native American reservations in or near our markets or changes to gaming laws in states in which we have operations and in states near our operations could increase competition and could adversely affect our operations. There has been significant competition in our markets as a result of the expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes in prior years and expanded gaming is under consideration in certain of our markets. For example, gaming facilities in Ohio that commenced operations in recent years present significant competition for Mountaineer, Presque Isle Downs, Nemacolin and Scioto Downs. In addition, the Governor of Pennsylvania signed legislation in October 2017 expanding gaming to allow for up to ten additional casino locations, video gaming terminals (VGTs) at truck stops, interactive gaming (iGaming), gaming at airports and potentially sports wagering. Further, there are two bills pending before the Missouri General Assembly for the expansion of gaming by allowing Class B gaming licensees and daily fantasy sports licensees to conduct sports wagering and the operation of VLTs at various bars, restaurants, veterans and fraternal organizations and convenience stores throughout the state. Any such expansion of legalized gaming could adversely impact our properties.

Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City and Lake Charles markets draw customers, primarily Texas. The Texas legislature has from time to time considered proposals to legalize gaming, and there can be no assurance that casino gaming will not be approved in Texas in the future, which could have a material adverse effect on Eldorado Shreveport and Isle Lake Charles. Additionally, since visitors from California comprise a significant portion of our customer base in Reno, we also compete with Native American gaming operations in California. Native American tribes are allowed to operate slot machines, lottery games and banking and percentage games on Native American lands. Although many existing Native American gaming facilities in northern California are modest compared to the Nevada properties, a number of Native American tribes have established large-scale gaming facilities in California. Additionally, from time to time the State of Florida has entered into or amended gaming compacts with Native American casinos or enacted, amended or discussed possible changes in gaming laws which could have positive or negative impacts on our Pompano operations. In addition, various forms of internet gaming have been approved in Nevada, New Jersey, Delaware, and Pennsylvania, and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition.

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

Our operations in certain jurisdictions depend on agreements with third parties

Our operations in several jurisdictions depend on agreements with third parties. If we are unable to renew these agreements on satisfactory terms as they expire, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, Iowa law requires that each gambling venue in Iowa must have a licensed “Qualified Sponsoring Organization,” or QSO, which is a tax-exempt non-profit organization. The QSO must donate the profits it receives from casino operations to educational, civic, public, charitable, patriotic or religious uses. Each of our three Iowa properties has an agreement with a local QSO. We have the right to renew our agreements for Bettendorf and Waterloo when they expire in 2025 and 2021, respectively.

The Federal Interstate Horse Racing Act and the state racing laws in certain jurisdictions where we have racetracks require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks or that we share proceeds of slot machines at the applicable racetrack. If we fail to maintain operative agreements with the horsemen at our racetracks, we will not be permitted to conduct live racing and export and import simulcasting, and may not be permitted to continue our gaming operations, at the applicable racetrack at those facilities, which could have material adverse effect on our business, financial condition and results of operations.

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

Compliance with Other Laws.  We are also subject to a variety of other federal, state and local laws, rules, regulations and ordinances that apply to non-gaming businesses, including zoning, environmental, construction and land-use laws and regulations governing smoking and the serving of alcoholic beverages. Legislation in various forms to ban indoor tobacco smoking has been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. If additional restrictions on smoking are enacted in our jurisdictions, we could experience a significant decrease in gaming revenue and, particularly if such restrictions are not applicable to all competitive facilities in that gaming market, our business could be materially adversely affected. Under various federal, state and local laws and regulations, an owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or wastes located on its property, regardless of whether or not the present owner or operator knows of, or is responsible for, the presence of such substances or wastes. We have not identified any issues associated with our properties that could reasonably be expected to have a material adverse effect on us or the results of our operations. However, several of our properties are located in industrial areas or were used for industrial purposes for many years. As a consequence, it is possible that historical or neighboring activities have affected one or more of our properties and that, as a result, environmental issues could arise in the future, the precise nature of which we cannot now predict. The coverage and attendant compliance costs associated with these laws, regulations and ordinances may result in future additional costs.

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

Income Taxes. We are subject to tax in multiple U.S. tax jurisdictions. Significant judgment is required in determining our provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our provision for income taxes.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. If U.S. or state tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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

Work stoppages, organizing drives and other labor problems could negatively impact our future profits

As of December 31, 2017, we had 11 collective bargaining agreements covering approximately 970 employees. A lengthy strike or other work stoppages at any of our casino properties could have an adverse effect on our business and results of operations. Given the large number of employees, labor unions are making a concerted effort to recruit more employees in the gaming industry, including at some of our properties. As a result, we cannot provide any assurance that we will not experience additional and more successful union organization activity in the future.

Some of our casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino

We lease certain parcels of land on which several of our properties are located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases which are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities and may result in the default under our new credit facility.

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

An earthquake, hurricane, flood, other natural disaster or act of terrorism could adversely affect our business

The operations of our facilities are subject to disruption or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events. The Reno area has been, and may in the future be, subject to earthquakes and other natural disasters and Eldorado Shreveport is located in a designated flood zone. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with other casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions and other disasters. For example, flooding along the Mississippi River can impact five or more of our properties and result in them being closed for differing periods of time. Our properties in Florida and Louisiana are particularly vulnerable to hurricanes, wind and storm surge. Our Pompano property was closed for four days in 2017 because of storms. In addition, severe weather such as high winds and blizzards occasionally limits access to our land-based facilities in Colorado and Reno. Inadequate insurance or lack of available insurance for these and other certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of the casualty event or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our obligations. Further, we renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from coverage. Among other factors, it is possible that regional political tensions, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits), additional exclusions from coverage or higher deductibles. Among other potential future adverse changes, in the future we may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

We are subject to risks relating to mechanical failure, forces of nature, casualty, extraordinary maintenance and other causes

All of our facilities will generally be subject to the risk that operations could be halted for a temporary or extended period of time, as the result of casualty, forces of nature, mechanical failure, or extended or extraordinary maintenance, among other causes. In addition, our gaming operations could be damaged or halted due to extreme weather conditions. These risks are particularly pronounced at our riverboat and dockside facilities because of their locations on and adjacent to water.

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

Our operations have historically been subject to seasonal variations and quarterly fluctuations in operating results, and we can expect to experience such variations and fluctuations in the future

Historically, our operations have typically been subject to seasonal variations. Our strongest operating results for our Reno properties have generally occurred in the second and third quarters and the weakest results have generally occurred during the period from November through February when weather conditions adversely affected operating results. Winter conditions can frequently adversely affect transportation routes to Reno, where a significant of our visitors arrive by ground transportation, and certain of our other properties and cause cancellations of live horse racing. For example, the Reno-Tahoe area experienced exceptionally high levels of snowfall in the first quarter of 2017, with certain resorts in the Tahoe area reporting over 50 feet of snowfall during such time, which adversely affected visitation to our Reno properties and adversely affected our results of operations for the first quarter. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

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

For competitive reasons, we may be forced to acquire new slot machines, slot machine systems or gaming and hotel technology and equipment, or enter into participating lease arrangements, that are more expensive than our costs associated with the continued operation of our existing slot machines, equipment and software. If the newer slot machines, equipment or software do not result in sufficient incremental revenues to offset the increased investment, or if we are unable to successfully implement new software or technology, it could adversely affect our operations and profitability.

We face risks associated with growth and acquisitions

As part of our business strategy, we regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing gaming facilities. In the future, we may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming.

Although we only intend to engage in acquisitions that, if consummated, will be accretive to us and our stockholders, we cannot be sure that we will be able to identify attractive acquisition opportunities or that we will experience the return on investment that we expect. In addition, acquisitions require significant management attention and resources to integrate new properties, businesses and operations. Potential difficulties we may encounter as part of the integration process include:

•	the inability to successfully incorporate acquired assets in a manner that permits us to achieve the full revenue and other benefits anticipated to result from the acquired operations;
•

complexities associated with managing the combined business, including difficulties addressing possible differences in cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities and unforeseen increased expenses associated with acquired properties.

In addition, it is possible that the integration process could result in:

•	diversion of the attention of our management;
•	the disruption of, or the loss of momentum in, our ongoing businesses; and
•	inconsistencies in standards, controls, procedures and policies,

any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits, or could reduce our earnings or otherwise adversely affect our business and financial results.

There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations, into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for new projects that we may pursue or that gaming will be approved in jurisdictions where it is not currently approved.

We may experience construction delays or cost overruns during our expansion or development projects that could adversely affect our operations

From time to time, we may commence construction projects on new properties or at our current properties. We also evaluate other expansion opportunities as they become available and may in the future engage in additional construction projects. The anticipated costs and construction periods for construction projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations.

Our planned capital expenditures may not result in our expected improvements in our business

We regularly expend capital to construct, maintain and renovate our properties to remain competitive, maintain the value and brand standards of our properties and comply with applicable laws and regulations. Our ability to realize the expected returns on our capital investments is dependent on a number of factors, including, general economic conditions; changes to construction plans and specifications; delays in obtaining or inability to obtain necessary permits, licenses and approvals; disputes with contractors; disruptions to our business caused by construction; and other unanticipated circumstances or cost increases.

While we believe that the overall budgets for our planned capital expenditures are reasonable, these costs are estimates and the actual costs may be higher than expected. In addition, we can provide no assurance that these investments will be sufficient or that we will realize our expected returns on our capital investments, or any returns at all. A failure to realize our expected returns on capital investments could materially adversely affect our business, financial condition and results of operations.

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets, which could negatively affect our operating results

As of December 31, 2017, we had $1.7 billion of goodwill and other intangible assets. We perform annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1, or on an interim basis if indicators of impairment exist. For properties with goodwill and/or other intangible assets with indefinite lives, these tests could require the comparison of the implied fair value of each reporting unit to carrying value. During the fourth quarter of 2017, we recorded an impairment charge totaling $38.0 million to reduce the carrying value of goodwill and/or trade names related to our Lake Charles, Lula and Vicksburg reporting units.

We must make various assumptions and estimates in performing our impairment testing. The implied fair value includes estimates of future cash flows that are based on reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets including their eventual disposition and by a market approach based upon valuation multiples for similar companies. Changes in estimates, increases in our cost of capital, reductions in transaction multiples, operating and capital expenditure assumptions or application of alternative assumptions and definitions, could produce significantly different results.

We also evaluate long-lived assets for impairment if indicators of impairment exist. In assessing the recoverability of the carrying value of such property, equipment and other long-lived assets, we make assumptions regarding future cash flows and residual values.

Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets, and current operating plans of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, internal operating decisions, or other events affecting various forms of travel and access to our properties.

Risks Related to our Capital Structure and Equity Ownership

We have significant indebtedness

As of December 31, 2017, we and our restricted subsidiaries had $2.2 billion of total indebtedness outstanding consisting of $956.8 million outstanding under our term loan facility (the “New Term Loan Facility” or “New Term Loan”), $875.0 million in aggregate principal amount of outstanding 6.0% senior notes due 2025 (the “6% Senior Notes”) and $375.0 million in aggregate principal amount of outstanding 7.0% senior notes due 2023 (the “7% Senior Notes”). As of December 31, 2017, we had no borrowings outstanding under our $300.0 million revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan, the “New Credit Facility”). This indebtedness may have important negative consequences for us, including:

•	limiting our ability to satisfy our obligations;
•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;
•	placing us at a competitive disadvantage compared to competitors that have less debt;
•	increasing our vulnerability to, and limiting our ability to react to, changing market conditions, changes in our industry and economic downturns;
•	limiting our ability to obtain additional financing to fund working capital requirements, capital expenditures, debt service, acquisitions, general corporate or other obligations;
•

subjecting us to a number of restrictive covenants that, among other things, limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds, and make capital expenditures and other investments;

•	restricting our and our wholly-owned subsidiaries ability to make dividend payments and other payments;
•

limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and/or interest payments on our outstanding debt;

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

Despite our current indebtedness levels, we and our subsidiaries may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. As of December 31, 2017, we had $291.6 million of borrowing capacity, after consideration of $8.4 million in outstanding letters of credit, under our New Credit Facility. Our existing debt agreements currently permit, and we expect that agreements governing debt that we incur in the future will permit, us to incur certain other additional secured and unsecured debt. Further, we may incur other liabilities that do not constitute indebtedness. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness in the future.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the agreements governing our existing debt limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations.

The agreements governing our debt impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities

The agreements governing our existing debt impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

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

The market price of our common stock could fluctuate significantly

The U.S. securities markets in general have experienced significant price fluctuations in recent years. The market price of our common stock may be volatile and subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in, or have a material adverse effect on, the stock price or trading volume of our common stock include:

•	general market and economic conditions, including market conditions in the hotel and casino industries;
•	actual or expected variations in operating results;
•	differences between actual operating results and those expected by investors and analysts;
•	changes in recommendations by securities analysts;
•	operations and stock performance of competitors;
•	accounting charges, including charges relating to the impairment of goodwill;
•	significant acquisitions or strategic alliances by us or by competitors;
•	sales of our common stock or other securities in the future, including sales by our directors and officers or significant investors;
•	recruitment or departure of key personnel;
•	conditions and trends in the gaming and entertainment industries;
•	changes in the estimate of the future size and growth of our markets; and
•	changes in reserves for professional liability claims.

We cannot assure you that the stock price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations that may be unrelated to our performance. If the market price of our common stock fluctuates significantly, we may become the subject of securities class action litigation which may result in substantial costs and a diversion of management’s attention and resources.

We have not historically paid dividends and may not pay dividends in the future

We do not currently expect to pay dividends on its common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon among other factors, our earnings, cash requirements, financial condition, requirements to comply with the covenants under its debt instruments, legal considerations, and other factors that our board of directors deems relevant. In addition, the agreements governing our indebtedness restrict its ability to pay dividends. If we do not pay dividends, then the return on an investment in its common stock will depend entirely upon any future appreciation in its stock price. There is no guarantee that our common stock will appreciate in value or maintain its value.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Information relating to the location and general characteristics of our properties is provided in Part I, Item I, Business, Properties.

As of December 31, 2017, our facilities are located on property that we own or lease, as follows:

•	We lease approximately 30,000 square feet on the approximately 159,000 square foot parcel on which Eldorado Reno is located, in Reno, Nevada.
•	We own two parcels of property totaling 38,000 square feet across the street from Eldorado Reno and two adjacent parcels totaling 18,687 square feet.
•	We own five acres of land in Reno, Nevada where the Silver Legacy is located.
•	Circus Reno leases approximately 36,000 square feet on the approximately 10 acres on which Circus Reno is located, in Reno, Nevada.
•	We lease approximately nine acres of land in Shreveport, Louisiana on which Eldorado Shreveport is located.
•

Mountaineer is located on approximately 1,680 acres of land that we own in Chester, Hancock County, West Virginia. Included in the 1,680 acres of land is approximately 1,290 acres of land that are considered non‑operating real properties.

•	Scioto Downs is located on approximately 208 acres of land that we own in Columbus, Ohio.
•

Presque Isle Downs is located on 272 acres of land that we own in Summit Township, Erie County, Pennsylvania. In addition, we own two other parcels of land: a 213‑acre site in McKean Township, Pennsylvania and a 6‑acre site in Summit Township that formerly housed an off‑track wagering facility, each of which are considered non‑operating real properties.

•

We own approximately 10 acres of land in Black Hawk, Colorado for use in connection with our Black Hawk operations. The property leases an additional parcel of land adjoining the Isle-Black Hawk where the Lady Luck Hotel and parking lot are located. We own or lease approximately seven acres of land in Black Hawk, Colorado for use in connection with the Lady Luck-Black Hawk. The property leases an additional parcel of land near the Lady Luck-Black Hawk for parking as described above.

•	We own approximately 223 acres of land at Pompano.
•	We own approximately 2.7 acres and lease approximately 16.2 acres of land in Calcasieu Parish, Louisiana for use in connection with our Lake Charles operations.

•

We own approximately 24.6 acres of land in Bettendorf, Iowa used in connection with the operations of our Bettendorf property. We also operate under a long-term lease with the City of Bettendorf, the QC Waterfront Convention Center that is adjacent to our northernmost hotel tower. We also lease approximately eight acres of land on a month-to-month basis.

•	We own approximately 54 acres of land in Waterloo, Iowa used in connection with the operation of our Waterloo property.
•

We lease approximately 1,000 acres of land in Coahoma County, Mississippi and utilize approximately 50 acres in connection with the operations in Lula, Mississippi. We also own approximately 100 acres in Coahoma County, which may be utilized for future development.

•	We own approximately 60 acres in Vicksburg, Mississippi which are used in connection with the operations of our Vicksburg property.
•	We lease our 27 acre casino site in Boonville, Missouri.
•	We own approximately 22 acres in Cape Girardeau, Missouri which are used in connection with the operations of our Cape Girardeau property.
•	We own approximately 37 acres, including our riverboat casino in Caruthersville, Missouri.
•	We lease approximately 28 acres of land in connection with the operation of our Kansas City property.
•	We operate under a lease for 30 acres of land and building in which we operate our Nemacolin casino.
•	We lease our principal corporate offices in Reno, Nevada and Creve Coeur, Missouri.

We own additional property and have various property leases and options to either lease or purchase property that are not directly related to our existing operations and that may be utilized in the future in connection with expansion projects at our existing facilities or development of new projects.

Substantially all of our assets are pledged to secure our outstanding indebtedness under the senior notes and credit obligations.

Item 3.	Legal Proceedings.

We are a party to various legal and administrative proceedings, which have arisen in the normal course of our business. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations. In addition, we maintain what we believe is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact our consolidated financial condition or results of operations. Further, no assurance can be given that the amount of scope of existing insurance coverage will be sufficient to cover losses arising from such matter.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrants’ Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol “ERI”. On February 23, 2018, the NASDAQ Official Closing Price for our common stock was $33.55. As of February 23, 2018, there were approximately 568 holders of record of our common stock.

We have not paid any cash dividends on our common stock. We intend to retain all of our earnings to finance the development of our business, and thus, do not anticipate paying cash dividends on our common stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operations and capital requirements, our general financial condition and general business conditions. In addition, our senior secured credit facility and senior notes restrict, among other things, our ability to pay dividends. In addition, future financing arrangements may prohibit the payment of dividends under certain conditions. For further information relating to our and our subsidiaries’ dividend policies, see Part II, Item 7, Liquidity and Capital Resources, included in this report.

The following table sets forth the range of high and low closing sale prices for our common stock for two most recent fiscal years.

	Stock Price
	High	Low
Year ended December 31, 2017:
First quarter	$19.70	$15.10
Second quarter	21.60	17.80
Third quarter	25.65	19.10
Fourth quarter	33.95	24.05
Year ended December 31, 2016:
First quarter	$11.60	$9.17
Second quarter	15.27	11.16
Third quarter	15.32	13.59
Fourth quarter	16.95	10.80

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017, with respect to compensation plans under which equity securities that we have authorized for issuance.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
MTR Gaming Group, Inc. 2010 Long Term Incentive Plan	30,600	$3.98	—

Isle of Capri Casinos, Inc. Second Amended and Restated 2009 Long Term Stock Incentive Plan	316,231	$12.43	—

Eldorado Resorts, Inc. 2015 Equity Incentive Plan	1,504,520	$11.91	1,508,162

The Eldorado Resorts, Inc. 2015 Equity Incentive Plan, the Isle of Capri Casinos, Inc. Second Amended and Restated 2009 Long Term Incentive Plan and the MTR Gaming Group, Inc. 2010 Long Term Incentive Plan were approved by stockholders. No future equity awards will be made pursuant to the Isle of Capri Casinos, Inc. Second Amended and Restated 2009 Long Term Incentive Plan and the MTR Gaming Group, Inc. 2010 Long Term Incentive Plan. However, outstanding awards granted under the acquired plans will continue unaffected.

Stock Performance Graph

The following graph demonstrates a comparison of cumulative total returns of the Company, the NASDAQ Market Index (which is considered to be a broad index) and the Dow Jones US Gambling Index for the period since our common stock began trading on September 22, 2014. The following graph assumes $100 invested in each of the above groups and the reinvestment of dividends, if applicable.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100

December 2017

Past stock price performance is not necessarily indicative of future results. The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data of the Company as of and for each of the five years ended December 31, 2017. This information should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

The presentation of information herein for periods prior to our acquisitions of the Reno properties, MTR and Isle are not fully comparable because the results of operations for Isle, Circus Reno and MTR Gaming are not included for periods prior to such acquisitions and the results of operations of the Silver Legacy Joint Venture were not consolidated prior to our acquisition of the Reno properties (see Note 1 below).

SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Net operating revenues	$1,473,504	$892,896	$719,784	$361,823	$247,186

Operating income	94,869	89,118	72,516	17,555	22,582

Net (loss) income before income taxes (1)	(43,330)	38,046	44,603	(12,554)	18,897

Net income (loss)	73,940	24,802	114,183	(14,322)	18,897

Less: Net loss attributable to non-controlling interest (2)	—	—	—	(103)	—

Net income (loss) attributable to the Company (2)	$73,940	$24,802	$114,183	$(14,425)	$18,897

Basic net income (loss) per common share	$1.10	$0.53	$2.45	$(0.48)	$0.81
Diluted net income (loss) per common share	$1.09	$0.52	$2.43	$(0.48)	$0.81

	At December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$134,596	$61,029	$78,278	$87,604	$29,813
Total assets	3,546,472	1,294,044	1,325,008	1,171,559	270,182
Total debt (3)	2,190,193	800,426	866,237	775,059	170,760
Stockholders’ equity	945,126	298,451	270,667	151,622	75,575

Footnotes to Selected Consolidated Financial Data:

(1)

Prior to September 19, 2014, we were taxed as a partnership under the Internal Revenue Code pursuant to which income taxes were primarily the responsibility of the partners. On September 18, 2014, as part of the merger with MTR, we became a C corporation subject to the federal and state corporate‑level income taxes at prevailing corporate tax rates. While taxed as a partnership, we were not subject to federal income tax liability but made distributions to our equity holders to cover such liabilities.

(2)

Prior to our acquisition of the Reno properties, non‑controlling interest represented the minority partners’ share of our subsidiary’s 50% joint venture interest in the Silver Legacy. The non‑controlling interest was owned by certain of our affiliates and was approximately 4%. The non‑controlling interest in the Silver Legacy was 1.9%. We acquired the remaining 50% joint venture interest pursuant to our acquisition of the Reno properties and exercised our right to acquire such non‑controlling interest.

(3)

Total debt, including current portion, is reported net of unamortized discounts and premiums, and includes capital leases of $0.9 million, $0.5 million, $0.8 million and $0.3 million for the years ended December 31, 2017, 2016, 2015 and 2013, respectively. There were no capital leases in 2014.

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

Overview

We are a geographically diversified gaming and hospitality company owning and operating 20 gaming facilities in 10 states. Our properties, which are located in Ohio, Louisiana, Nevada, Pennsylvania, West Virginia, Colorado, Florida, Iowa, Mississippi and Missouri, feature approximately 21,000 slot machines and video lottery terminals (“VLTs”), approximately 600 table games and over 7,000 hotel rooms. Our primary source of revenue is generated by gaming operations and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.

We were founded in 1973 by the Carano Family with the opening of the Eldorado Hotel Casino in Reno, Nevada. In 1993, we partnered with MGM Resorts International on the Silver Legacy Resort Casino, the first mega-themed resort in Reno. In 2005, we acquired our first property outside of Reno when we acquired a casino in Shreveport, Louisiana, now known as Eldorado Shreveport. In September 2014, we merged with MTR Gaming Group, Inc. and acquired its three gaming and racing facilities in Ohio, Pennsylvania and West Virginia. The following year, in November 2015, we acquired Circus Circus Reno and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International.

On May 1, 2017, we completed our most recent – and largest - acquisition to date when we acquired Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”), adding another 13 gaming properties to our portfolio.

Throughout the year ended December 31, 2017, we owned and operated the following properties:

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

•

Circus Circus Reno (“Circus Reno”)—A 1,571-room hotel-casino and entertainment complex connected via an enclosed skywalk to Eldorado Reno and Silver Legacy that includes 712 slot machines and 24 table games;

•

Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)—A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana that includes 1,397 slot machines, 52 table games and an eight table poker room;

•

Mountaineer Casino, Racetrack & Resort (“Mountaineer”)—A 357-room hotel, casino, entertainment and live thoroughbred horse racing facility located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle that includes 1,508 slot machines, 36 table games, including a 10 table poker room;

•

Presque Isle Downs & Casino (“Presque Isle Downs”)—A casino and live thoroughbred horse racing facility with 1,593 slot machines, 33 table games and a seven table poker room located in Erie, Pennsylvania; and

•

Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,245 VLTs, harness racing and a 118-room third party hotel connected to Scioto Downs located 15 minutes from downtown Columbus, Ohio.

In addition, on May 1, 2017, we consummated our acquisition of Isle of Capri Casinos, Inc. and acquired the following properties:

•

Isle Casino Hotel—Black Hawk (“Isle Black Hawk”)—A land-based casino on an approximately 10-acre site in Black Hawk, Colorado that includes 1,026 slot machines, 27 table games, a nine table poker room and a 238-room hotel;

•

Lady Luck Casino—Black Hawk (“Lady Luck Black Hawk”)—A land-based casino across the intersection from Isle Casino Hotel in Black Hawk, Colorado, that includes 452 slot machines, 10 table games, five poker tables and a 164-room hotel with a parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk;

•

Isle Casino Racing Pompano Park (“Pompano”)—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida, that includes 1,455 slot machines and a 45 table poker room;

•

Isle Casino Bettendorf (“Bettendorf”)—A land-based single-level casino located off Interstate 74 in Bettendorf, Iowa that includes 978 slot machines and 20 table games with two hotel towers with 509 hotel rooms;

•	Isle Casino Waterloo (“Waterloo”)—A single-level land-based casino in Waterloo, Iowa that includes 940 slot machines, 25 table games, and a 194-room hotel;
•

Isle of Capri Casino Hotel Lake Charles (“Lake Charles”)—A gaming vessel on an approximately 19 acre site in Lake Charles, Louisiana, with 1,173 slot machines, 47 table games, including 13 poker tables and two hotels offering 493 rooms;

•	Isle of Capri Casino Lula (“Lula”)—Two dockside casinos in Lula, Mississippi with 875 slot machines and 20 table games, two on-site hotels with a total of 486 rooms and a 28-space RV Park;
•	Lady Luck Casino Vicksburg (“Vicksburg”)—A dockside casino in Vicksburg, Mississippi that includes 616 slot machines, nine table games and a hotel with a total of 89 rooms;
•	Isle of Capri Casino Boonville (“Boonville”)—A single-level dockside casino in Boonville, Missouri that includes 893 slot machines, 20 table games and a 140-room hotel;
•

Isle Casino Cape Girardeau (“Cape Girardeau”)—A dockside casino and pavilion and entertainment center in Cape Girardeau, Missouri that includes 872 slot machines, and 24 table games, including four poker tables;

•	Lady Luck Casino Caruthersville (“Caruthersville”)—A riverboat casino located along the Mississippi River in Caruthersville, Missouri that includes 516 slot machines and nine table games;
•	Isle of Capri Casino Kansas City (“Kansas City”)—A dockside casino located close to downtown Kansas City, Missouri offering 966 slot machines and 18 table games; and
•	Lady Luck Casino Nemacolin (“Nemacolin”)—A casino property located on the 2,000-acre Nemacolin Woodlands Resort in Western Pennsylvania that includes 600 slot machines and 28 table games.

In addition, Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

Acquisition of Isle of Capri Casinos, Inc.

On May 1, 2017, we completed our acquisition of Isle of Capri Casinos, Inc. pursuant to the Agreement and Plan of Merger dated as of September 19, 2016 with Isle of Capri Casinos, Inc., a Delaware corporation, Eagle I Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, and Eagle II Acquisition Company LLC, a Delaware limited liability company and our wholly-owned subsidiary. As a result of the acquisition of Isle, Isle became a wholly-owned subsidiary of ours and, at the effective time of the acquisition of Isle, each outstanding share of Isle common stock converted into the right to receive $23.00 in cash or 1.638 shares of our common stock, at the election of the applicable Isle shareholder and subject to proration such that the outstanding shares of Isle common stock were exchanged for aggregate consideration comprised of 58% cash, or $552.0 million, and 42% of our common stock, or 28.5 million newly issued shares of our common stock. The total purchase consideration was $1.93 billion.

In connection with our acquisition of Isle, we completed a debt financing transaction comprised of: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion with a (i) term loan facility of $1.45 billion and (ii) revolving credit facility of $300.0 million and (b) $375.0 million of senior unsecured notes. The proceeds of such borrowings were used to pay the cash portion of the consideration payable in the acquisition of Isle, refinance all of Isle’s existing credit facilities, redeem or otherwise repurchase all of Isle’s senior and senior subordinated notes, refinance our existing credit facility and pay transaction fees and expenses related to the foregoing.

Reportable Segments

The executive decision maker of our company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Our management views each of its properties as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. Prior to our acquisition of Isle, our principal operating activities occurred in three geographic regions: Nevada, Louisiana and parts of the eastern United States. We aggregated our operations into three reportable segments based on the similar characteristics of the operating segments within the regions in which they operated as follows:

Segment	Property	State
Nevada	Eldorado Reno	Nevada
	Silver Legacy	Nevada
	Circus Reno	Nevada

Louisiana	Eldorado Shreveport	Louisiana

Eastern	Presque Isle Downs	Pennsylvania
	Scioto Downs	Ohio
	Mountaineer	West Virginia

Following our acquisition of Isle, our principal operating activities expanded and now occur in four geographic regions and reportable segments based on the similar characteristics of the operating segments within the regions in which they operate. The following table summarizes our current segments:

Segment	Property	State
West	Eldorado Reno	Nevada
	Silver Legacy	Nevada
	Circus Reno	Nevada
	Isle Black Hawk	Colorado
	Lady Luck Black Hawk	Colorado

Midwest	Waterloo	Iowa
	Bettendorf	Iowa
	Boonville	Missouri
	Cape Girardeau	Missouri
	Caruthersville	Missouri
	Kansas City	Missouri

South	Pompano	Florida
	Eldorado Shreveport	Louisiana
	Lake Charles	Louisiana
	Lula	Mississippi
	Vicksburg	Mississippi

East	Presque Isle Downs	Pennsylvania
	Nemacolin	Pennsylvania
	Scioto Downs	Ohio
	Mountaineer	West Virginia

Presentation of Financial Information

The financial information included in this Item 7 for periods prior to our acquisition of Isle are those of ERI and its subsidiaries. The presentation of information herein for periods prior to our acquisition of Isle and after our acquisition of Isle are not fully comparable because the results of operations for Isle are not included for periods prior to our acquisition of Isle. Summary financial results of Isle for the three and nine months ended January 22, 2017 are included in Isle’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (‘‘SEC’’). In conjunction with our acquisition of Isle, Isle is no longer required to file quarterly and annual reports with the SEC, and terminated its registration on May 11, 2017.

The presentation of information herein for periods prior to and after our acquisition of the Reno properties are not fully comparable because the results of operations for Circus Reno are not included for periods prior to our acquisition of the Reno properties and the results of operations of the Silver Legacy Joint Venture were not consolidated prior to our acquisition of the Reno properties.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. We recommend that you read this MD&A in conjunction with our audited consolidated financial statements and the notes to those statements included in this Annual Report on Form 10-K.

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

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results during the years ended December 31, 2017, 2016 and 2015.

•

Isle Acquisition – Our results of continuing operations for the year ended December 31, 2017 include incremental revenues and expenses for eight months (May 2017 through December 2017) attributable to the thirteen properties we acquired in our acquisition of Isle.

Transaction expenses related to our acquisition of Isle for legal, accounting, financial advisory services, severance, stock awards and other costs totaled $92.8 million and $8.6 million for the years ending December 31, 2017 and 2016, respectively.

•

Lake Charles Terminated Sale – On August 22, 2016, Isle entered into an agreement to sell its casino and hotel property in Lake Charles, Louisiana, for $134.5 million, subject to a customary purchase price adjustment, to an affiliate of Laguna Development Corporation, a Pueblo of Laguna-owned business based in Albuquerque, New Mexico. On November 21, 2017, we terminated the agreement. The closing of the transaction was subject to certain closing conditions, including obtaining certain gaming approvals, and was to occur on or before the termination date, which had been extended by the parties to November 20, 2017. The buyer did not obtain the required gaming approvals prior to the termination date, and pursuant to the terms of the agreement, we retained the $20.0 million deposit. The $20.0 million forfeited deposit was recorded as income on the accompanying statements of income as “Proceeds from Terminated Sale.”

In previous periods, the operations of Lake Charles have been classified as discontinued operations and as an asset held for sale. As a result of the termination of the sale, Lake Charles is no longer classified as an asset held for sale and accounted for as discontinued operations, and is included in our results of operations for the eight-month period from the date we acquired Isle through December 31, 2017.

•

Income Taxes – On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%. In connection with our initial analysis of the impact of the Tax Act, for certain of our net deferred tax liabilities, we have recorded a decrease of $112.4 million, net of the related change in valuation allowance, with a corresponding net adjustment to deferred income tax benefit for the year ending December 31, 2017 as a result of the corporate rate reduction resulting in a positive impact on net income.

•

Debt Refinancing – In connection with our acquisition of Isle, we completed a new debt financing transaction. The proceeds of the new borrowings were used to pay the cash portion of the consideration payable in the acquisition of Isle, refinance all of Isle’s existing credit facilities, redeem or otherwise repurchase all of Isle’s senior and senior subordinated notes, refinance our existing credit facility and pay transaction fees and expenses. In addition, we recognized a loss totaling $27.3 million for the year ended December 31, 2017 as a result of the debt refinancing transaction (See “Liquidity and Capital Resources” for more information related to the debt refinancing).

On September 13, 2017, we issued an additional $500 million in aggregate principal amount of 6% Senior Notes at an issue price equal to 105.5% of the principal amount. We used the proceeds of the offering to repay all of the outstanding borrowings under the new revolving credit facility totaling $78.0 million and used the remainder to repay outstanding borrowings totaling $444.5 million under the new term loan plus related accrued interest. We recognized a loss of $11.1 million as a result of the issuance of additional debt and retirement of existing debt.

•

Impairment Charges – During the fourth quarter of 2017, we conducted annual impairment tests of our intangible assets. Based on less than expected operating performance and projected future operating results, it was determined that the value of goodwill and/or trade names associated with our Lake Charles, Vicksburg and Lula reporting units were impaired resulting in impairment charges totaling $38.0 million recorded in the current year.

•

Severe Weather – During the third quarter of 2017, Hurricanes Harvey and Irma negatively impacted our South region, specifically our Pompano, Lake Charles and Eldorado Shreveport properties, and made travel to those properties impossible or difficult. While Pompano did not sustain any major physical damage, we incurred incremental expenses as a result of the storms and were forced to close the casino for four days and experienced disruption to our business for a longer period of time.

Our West segment’s operations are subject to seasonal variation, with our lowest business volume generally occurring during the winter months. The northern Nevada region experienced record snowfall and severe weather conditions, including major snow storms during eleven of the fourteen weekends in the 2017 first quarter, making travel to Reno from northern California, our main feeder market, difficult or impossible due to road closures. As a result, there was a significant adverse effect on business levels, especially hotel occupancy and gaming volume, during the first quarter of 2017, and our operating performance for the year ended December 31, 2017 compared to 2016.

•

Execution of Cost Savings Program – We continue to identify areas to improve property level and consolidated margins through operating and cost efficiencies and exercising financial discipline throughout the company without impacting the guest experience. In addition to cost savings relating to duplicative executive compensation, legal and accounting fees and other corporate expenses that have been eliminated as a result of our acquisitions, we have achieved savings in marketing, food and beverage costs, selling, general and administrative expenses, and other operating departments as a result of operating efficiencies and purchasing power of the combined Eldorado organization.

•

Property Enhancement Capital Expenditures – Property enhancement initiatives continued throughout 2016 and into 2017. In 2015 and 2016, major projects included the opening of Brew Brothers at Presque Isle Downs and Scioto Downs along with a second smoking patio at Scioto Downs.

Our master capital plan initiated in 2016 at Eldorado Reno, Silver Legacy and Circus Reno (the “Tri-Properties”) continued throughout 2017. As of December 31, 2017, we have completed upgrades to nearly 1,000 hotel rooms and suites, updated food and beverage operations across the facilities with eight new or redesigned restaurants, cafes or bars, renovated the Carnival Midway, created new public spaces in all three properties and opened a new poker room and sports book.

A 118-room Hampton Inn Hotel at Scioto Downs developed by a third party opened in March 2017 and since opening has driven visitation and spend at the property.

With the completion of our acquisition of Isle, we continue to evaluate capital improvement plans across the newly acquired properties and plan upgrades to more than 1,200 hotel rooms and add a spa at our Black Hawk properties and Brew Brothers branded outlets at certain Midwest properties in 2018.

•

Circus Reno/Silver Legacy Purchase – In conjunction with the acquisition of the Reno properties in November 2015, we paid $80.2 million in cash, comprised of the $72.5 million purchase price plus $7.7 million in estimated working capital adjustments and the assumption of the amounts outstanding under Silver Legacy’s senior secured term loan facility. An additional $0.5 million was subsequently paid representing the final working capital adjustment. We funded the purchase price for our acquisition of the Reno properties and repaid the borrowings outstanding under the Silver Legacy credit facility using a portion of the proceeds from the sale of our 7% senior notes, borrowings under our revolving credit facility and cash on hand. We recorded a $35.6 million gain related to the valuation of our pre-acquisition investment in the Silver Legacy Joint Venture and incurred acquisition costs totaling $2.5 million in 2015. We incurred an additional $0.6 million in acquisition charges in 2016. In 2015, we also expensed fees totaling $0.6 million related to our equity offering initially intended to fund our acquisition of the Reno properties. These fees were expensed as a result of our election to fund the final component of our acquisition of the Reno properties with existing revolver capacity in lieu of an equity offering.

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

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Year Ended
	December 31,			Change %
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net revenues	$1,473,504	$892,896	$719,784	65.0%	24.1%
Operating income	94,869	89,118	72,516	6.5%	22.9%
Net income	73,940	24,802	114,183	198.1%	(78.3)%

Operating Results.  Isle contributed $599.6 million of net revenues from the date we acquired Isle through December 31, 2017 consisting primarily of gaming revenues. Including the incremental Isle net operating revenues, net revenues increased 65.0% for the year ended December 31, 2017 compared to 2016. Excluding incremental Isle net revenues, net revenues declined 2.1% for the year ended December 31, 2017 compared to 2016 primarily due to decreased revenues associated with severe weather during the first and third quarters of 2017.

Net revenues increased 24.1% in 2016 compared to 2015 primarily due to incremental revenues attributable to the acquisition of the Reno properties. These increases in net revenues were partially offset by decreases in net revenues in the South and East segments, which were mainly driven by declines at Mountaineer, in 2016 compared to 2015 due to lower casino revenues, attributable to a competitive opening in one of our feeder markets.

Operating income increased 6.5% for the year ended December 31, 2017 compared to 2016. This increase was primarily due to $82.3 million of incremental operating income contributed by Isle for the period from the date we acquired Isle through December 31, 2017 and a $20.0 million deposit recorded as operating income in conjunction with the termination of the sale our Lake Charles property. These increases were partially offset by the $83.6 million increase in transaction expenses associated with our acquisition of Isle and the $38.0 million impairment charge recorded in 2017 to reduce the carrying value of goodwill and/or trade names related to our Lake Charles, Lula and Vicksburg reporting units.

Operating income increased 22.9% in 2016 compared to 2015 due to higher net revenues combined with improved operating margins associated with company-wide cost savings initiatives and property enhancement capital expenditures. These increases in operating income were partially offset by incremental depreciation expense resulting from the acquisition of the Reno properties along with higher acquisition costs associated with our acquisition of Isle which was announced in September of 2016.

Net income increased 198.1% in 2017 compared to 2016 primarily due to the $112.4 million net adjustment to our deferred income tax benefit for the year ending December 31, 2017 as a result of the aforementioned corporate tax rate reduction due to the Tax Act, combined with the other factors impacting operating income. This increase was partially offset by higher interest expense resulting from the issuance of new debt and the loss on the early retirement of debt recorded in 2017.

Net income decreased 78.3% in 2016 compared to 2015 despite the increase in operating income. This decline was primarily driven by a $35.6 million gain related to the valuation of the Silver Legacy Joint Venture in conjunction with the acquisition of the Reno properties combined with a $69.6 million benefit for income taxes recorded in 2015. Additionally, net income in 2016 was impacted by transaction expenses totaling $9.2 million, primarily related to our acquisition of Isle, a $0.8 million loss on the sale and disposal of a building and equipment related to the closure of a detached fitness center facility at Mountaineer and incremental depreciation associated with assets purchased in the acquisition of the Reno properties. These declines in net income were partially offset by a $10.6 million decrease in interest expense in 2016 resulting from our refinancing in July 2015 and significant debt reductions throughout 2016.

Net Revenues and Operating Income

The following table highlights our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Year Ended December 31,			Operating Income (Loss) for the Year Ended December 31,
	2017	2016	2015	2017	2016	2015
West	$405,202	$321,922	$127,802	$66,329	$41,620	$13,989
Midwest	268,385	—	—	62,051	—	—
South	336,709	131,496	136,342	3,671	23,378	21,423
East	462,702	439,478	455,640	67,968	53,610	56,491
Corporate	506	—	—	(105,150)	(29,490)	(19,387)
Total	$1,473,504	$892,896	$719,784	$94,869	$89,118	$72,516

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net revenues and operating expenses were as follows (dollars in thousands):

	Year Ended
	December 31,
	2017	2016	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$250,463	$173,439	$77,024	44.4%
Midwest	249,268	—	249,268	100.0%
South	312,727	121,046	191,681	158.4%
East	430,216	407,128	23,088	5.7%
Total Gaming and Pari-Mutuel Commissions	1,242,674	701,613	541,061	77.1%
Non-gaming:
West	211,000	193,529	17,471	9.0%
Midwest	37,642	—	37,642	100.0%
South	64,998	37,937	27,061	71.3%
East	49,769	50,117	(348)	(0.7)%
Corporate	506	—	506	100.0%
Total Non-gaming	363,915	281,583	82,332	29.2%
Total Gross Revenues	1,606,589	983,196	623,393	63.4%
Promotional allowances:
West	(56,261)	(45,046)	(11,215)	24.9%
Midwest	(18,525)	—	(18,525)	100.0%
South	(41,016)	(27,487)	(13,529)	49.2%
East	(17,283)	(17,767)	484	(2.7)%
Total Promotional Allowances	(133,085)	(90,300)	(42,785)	47.4%
Total Net Revenues	1,473,504	892,896	580,608	65.0%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	107,644	79,019	28,625	36.2%
Midwest	110,897	—	110,897	100.0%
South	164,012	66,459	97,553	146.8%
East	269,318	254,634	14,684	5.8%
Total Gaming and Pari-Mutuel Commissions	651,871	400,112	251,759	62.9%
Non-gaming
West	101,914	102,063	(149)	(0.1)%
Midwest	12,203	—	12,203	100.0%
South	18,560	7,333	11,227	153.1%
East	22,358	30,149	(7,791)	(25.8)%
Total Non-gaming	155,035	139,545	15,490	11.1%

Marketing and promotions	82,525	40,600	41,925	103.3%
General and administrative	241,095	130,172	110,923	85.2%
Corporate	30,739	19,880	10,859	54.6%
Impairment charges	38,016	—	38,016	100.0%
Depreciation and amortization	105,891	63,449	42,442	66.9%
Total Operating Expenses	$1,305,172	$793,758	$511,414	64.4%

Gaming Revenues and Pari-Mutuel Commissions.  Isle contributed $558.2 million of gaming revenues and pari-mutuel commissions for the period from the date we acquired Isle through December 31, 2017 resulting in an increase of 77.1% for the year ended December 31, 2017 compared to 2016.

Excluding incremental Isle gaming revenues and pari-mutuel commissions of $558.2 million, gaming revenues declined 2.5% for the year ended December 31, 2017 compared to 2016 primarily due to a decrease in gaming revenues across all segments. The decline in the West segment was mainly attributable to decreases in visitor traffic due to severe weather the northern Nevada region experienced throughout the first quarter of 2017 that resulted in limited access from our main feeder markets combined with the absence of a major bowling tournament in the Reno market. Additionally, reductions in gaming volume driven by decreased high-end play, the continued weakness in the energy sector and historically lower table games hold percentage impacted the Shreveport market and severe weather in the third quarter of 2017 negatively impacted the South segment in 2017. Efforts to eliminate unprofitable gaming play via reductions in marketing promotions and incentives across the properties also contributed to the declines in casino volume and positively impacted margins across all segments.

Non-gaming Revenues.  Isle contributed $91.7 million of non-gaming revenues for the period from the date we acquired Isle through December 31, 2017 resulting in an increase of 29.2% over 2016.

Excluding incremental Isle non-gaming revenues of $91.7 million, non-gaming revenues decreased 3.3% for the year ended December 31, 2017 compared to 2016. The West segment declined for the year ended December 31, 2017 compared to 2016 principally due to lower hotel, food and beverage revenues resulting from reduced customer traffic due to fewer convention room nights, severe weather in the northern Nevada region throughout the first quarter of 2017 and the absence of a major bowling tournament during 2017. The South segment decrease in non-gaming revenues for the year ended December 31, 2017 compared to 2016 was primarily due to decreased food and beverage revenues associated with revisions to marketing strategies resulting in fewer complimentary food offers and severe weather negatively impacting visitation in 2017. Non-gaming revenues in the East segment decreased for the year ended December 31, 2017 compared to 2016 primarily due to decreased food and beverage revenues resulting from reductions in complimentary food offers and the consolidation of restaurants in an effort to maximize capacity utilization.

Promotional Allowances.  Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, decreased to 10.7% for the year ended December 31, 2017 compared to 12.9% in 2016. This decline was primarily due to strategic revisions to promotional offers across all segments combined with the incremental revenues contributed by the Isle properties, which historically have lower promotional allowances as a percentage of gaming revenues.

Gaming Expenses and Pari-Mutuel Commissions.  Isle contributed $269.5 million of gaming expenses and pari-mutuel commissions for the period from the date we acquired Isle through December 31, 2017 resulting in an increase of 62.9% over 2016.

Excluding incremental Isle gaming expenses and pari-mutuel commissions, gaming expenses and pari-mutuel commissions decreased 4.1% for the year ended December 31, 2017 compared to 2016 primarily due to decreases in gaming volume combined with savings initiatives targeted at reducing variable expenses along with continued synergies related to the integration of the Reno properties in the West segment. Additionally, successful efforts to control costs and maximize departmental profit across all segments also drove the decline in expenses during the current period.

Non-gaming Expenses. Isle contributed $30.1 million of non-gaming expenses for the period from the date we acquired Isle through December 31, 2017 resulting in an increase of 11.1% over 2016.

Excluding incremental Isle non-gaming expenses, non-gaming expenses decreased 11.8% for the year ended December 31, 2017 compared to 2016 in conjunction with non-gaming revenue declines and successful efforts to control costs and maximize profit across all segments.

Marketing and Promotions Expenses.  Isle contributed $35.8 million of marketing and promotions expense for the period from the date we acquired Isle through December 31, 2017 resulting in an increase of 103.3% over 2016.

Excluding incremental Isle marketing and promotions expenses, consolidated marketing and promotions expense increased 15.1% for the year ended December 31, 2017 compared to 2016. This increase was primarily attributable to marketing promotional costs associated with casino initiatives that are charged to this category to provide consistency among properties following our acquisition of Isle.

General and Administrative Expenses.  Isle contributed $113.6 million of general and administrative expense for the period from the date we acquired Isle through December 31, 2017 resulting in an increase of 85.2% over 2016.

Excluding incremental Isle general and administrative expenses, consolidated general and administrative expenses decreased 1.4% for the year ended December 31, 2017 compared to 2016. Savings associated with lower property and general liability insurance costs were partially offset by higher expenses associated with information systems maintenance contracts and professional services. These incremental costs resulted from information technology infrastructure projects targeted at consolidating systems for future savings and efficiencies.

Corporate Expenses.  For the year ended December 31, 2017 compared to 2016, corporate expenses increased due to payroll and other expenses associated with additional corporate expenses driven by growth related to the Isle acquisition. Also, the increase was the result of higher stock compensation expense for the year ended December 31, 2017 compared to 2016 due to the three-year vesting schedule associated with our long-term incentive plan established in 2015 resulting in three years of grants and related expense in 2017 versus two years of grants and related expense in 2016.

Impairment Charges. During the fourth quarter of 2017, we conducted annual impairment tests of our intangible assets. Based on less than expected operating performance and projected future operating results, it was determined that the value of goodwill and/or trade names associated with our Lake Charles, Vicksburg and Lula reporting units were impaired resulting in impairment charges totaling $38.0 million ($34.9 million related to goodwill and $3.1 million related to trade names) recorded in the current year.

Depreciation and Amortization Expense.  Isle contributed $47.1 million of depreciation expense for the period from the date we acquired Isle through December 31, 2017 resulting in an increase of 66.9% over 2016.

Excluding incremental Isle depreciation and amortization expense, depreciation and amortization expense decreased 7.3% for the year ended December 31, 2017 compared to 2016 mainly due to lower depreciation in all segments due to assets becoming fully depreciated.

Benefit (Provision) for Income Taxes.  As further explained below in “Critical Accounting Policies – Income Taxes,” on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%. In connection with our initial analysis of the impact of the Tax Act, for certain of our net deferred tax liabilities, we have recorded a decrease of $112.4 million, net of the related change in valuation allowance, with a corresponding net adjustment to deferred income tax benefit for the year ending December 31, 2017 as a result of the corporate rate reduction.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net revenues and operating expenses were as follows (dollars in thousands):

	Year Ended
	December 31,
	2016	2015	Variance	Percent
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$173,439	$74,626	$98,813	132.4%
Midwest	—	—	—	—%
South	121,046	125,371	(4,325)	(3.4)%
East	407,128	423,261	(16,133)	(3.8)%
Total Gaming and Pari-Mutuel Commissions	701,613	623,258	78,355	12.6%
Non-gaming:
West	193,529	72,214	121,315	168.0%
Midwest	—	—	—	—%
South	37,937	37,273	664	1.8%
East	50,117	51,796	(1,679)	(3.2)%
Total Non-gaming	281,583	161,283	120,300	74.6%
Total Gross Revenues	983,196	784,541	198,655	25.3%
Promotional allowances:
West	(45,046)	(19,038)	(26,008)	136.6%
Midwest	—	—	—	—%
South	(27,487)	(26,302)	(1,185)	4.5%
East	(17,767)	(19,417)	1,650	(8.5)%
Total Promotional Allowances	(90,300)	(64,757)	(25,543)	39.4%
Total Net Revenues	892,896	719,784	173,112	24.1%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	79,019	32,908	46,111	140.1%
Midwest	—	—	—	—%
South	66,459	69,826	(3,367)	(4.8)%
East	254,634	264,811	(10,177)	(3.8)%
Total Gaming and Pari-Mutuel Commissions	400,112	367,545	32,567	8.9%
Non-gaming
West	102,063	41,798	60,265	144.2%
Midwest	—	—	—	—%
South	7,333	8,134	(801)	(9.8)%
East	30,149	29,306	843	2.9%
Total Non-gaming	139,545	79,238	60,307	76.1%

Marketing and promotions	40,600	31,227	9,373	30.0%
General and administrative	130,172	96,870	33,302	34.4%
Corporate	19,880	16,469	3,411	20.7%
Depreciation and amortization	63,449	56,921	6,528	11.5%
Total Operating Expenses	$793,758	$648,270	$145,488	22.4%

Gaming Revenues and Pari-Mutuel Commissions.  West gaming revenues increased 132.4% in 2016 compared to 2015 primarily due to incremental gaming revenues attributable to the acquisition of the Reno properties combined with improvements in gaming revenues at Eldorado Reno. Gaming revenues in the South segment decreased 3.4% in 2016 compared to 2015 due to declines in casino volume primarily due to decreased high limit play and the continued weakness in the energy sector negatively impacting the Shreveport market. Gaming revenues and pari-mutuel commissions in the East segment declined 3.8% in 2016 compared to 2015 mainly due to lower gaming revenues at Mountaineer associated with the smoking ban that has negatively impacted the property’s operations. This decrease was partially offset by continued improvements in gaming revenues at Scioto Downs in 2016 compared to 2015, despite the $1.0 million impact of the progressive liability change related to prior years during the first quarter of 2016.

Non-gaming Revenues.  Non-gaming revenues increased 168.0% in 2016 compared to 2015 due to incremental non-gaming revenues consisting of food, beverage, hotel, entertainment, retail and other revenues in the West segment primarily as a result of the acquisition of the Reno properties combined with an increase in non-gaming revenues at Eldorado Reno. The South segment’s non-gaming revenues increased 1.8% in 2016 compared to 2015 mainly due to higher food and beverage revenues due to selective menu price increases and higher beverage complimentaries. The East segment posted a decrease in non-gaming revenues primarily due to the declines resulting from strategic changes in promotional offers along with additional volume declines at Mountaineer associated with the smoking ban impact. These decreases were partially offset by incremental non-gaming revenues at Scioto Downs in 2016 compared to 2015 attributable to the opening of The Brew Brothers in October 2015.

Promotional Allowances.  Promotional allowances, expressed as a percentage of gaming revenues and pari-mutuel commissions, increased to 12.9% in 2016 compared to 10.4% in 2015. In 2016, West promotional allowances, as a percentage of gaming revenues remained relatively flat to 2015 at 26.0%. South promotional allowances, as a percentage of gaming revenues, increased to 22.7% in 2016 from 21.0% in 2015 in conjunction with higher beverage complimentaries. The East segment’s promotional allowances in 2016 declined to 4.4% as a percentage of the segment’s gaming revenues and pari-mutuel commissions compared to 4.6% in 2015. Reductions in promotional allowances, as a percentage of gaming revenues and pari-mutuel commissions in the East segment, were due to continued strategic revisions to promotional offers in an effort to increase margins and maximize profitability.

Gaming Expenses and Pari-Mutuel Commissions.  West gaming expenses increased 140.1% in 2016 compared to 2015 primarily due to incremental gaming expenses as a result of the acquisition of the Reno properties along with an increase in gaming expenses at Eldorado Reno in conjunction with increased gaming revenues. South gaming expenses decreased 4.8% in 2016 compared to 2015 as a result of lower gaming revenues combined with efforts to reduce variable operating costs. The East segment’s gaming expenses and pari-mutuel commissions declined 3.8% in 2016 compared to 2015 primarily due lower gaming expenses commensurate with decreased gaming revenues.

Non-gaming Expenses. West non-gaming expenses increased 144.2% in 2016 compared to 2015. This growth was driven by higher West non-gaming expenses due to incremental expenses associated with the acquisition of the Reno properties. Non-gaming expenses in the South segment declined 9.8% mainly due to successful efforts to control costs while the East segment’s non-gaming expenses increased 2.9% in 2016 compared to 2015 as a result of incremental volume generated by the addition of The Brew Brothers at Scioto Downs in October 2015.

Marketing and Promotions Expenses.  Consolidated marketing and promotions expense increased 30.0% in 2016 compared to 2015. This increase was primarily attributable to incremental expenses in the West segment associated with the acquisition of the Reno properties along with higher expenses associated with a shift in promotional spend in the East segment. These increases in the East segment were offset by a decline in the South segment due to efforts to reduce advertising and promotional costs to maximize profitability.

General and Administrative Expenses.  Total general and administrative expenses increased 34.4% in 2016 compared to 2015 primarily due to incremental expenses in the West segment resulting from the operation of the properties purchased in the acquisition of the Reno properties offset by declines in the South and East segments due to continued efforts to decrease variable expenses via cost savings initiatives.

Corporate Expenses.  Corporate expenses totaled $19.9 million in 2016 compared to $16.5 million in 2015. This increase was partially due to higher payroll related expenditures at the corporate level subsequent to the acquisition of the Reno properties in addition to an executive team restructuring that took place during the first quarter of 2016. This restructuring resulted in the reallocation of property executive management to corporate in order to more fully utilize their skills across defined regions. This increase was partially offset by declines in general and administrative costs at the property level in 2016 compared to 2015. Additionally, $1.5 million of severance costs were recorded in 2016 along with $0.8 million of additional stock-based compensation expense as a result of severance related restricted stock units becoming fully vested in 2016. Also, stock compensation expense was higher for in 2016 compared to 2015 due to our three year vesting schedule associated with our long-term incentive plan established in 2015 resulting in two years of grants expensed in 2016 versus one year of grants expensed in 2015.

Depreciation and Amortization Expense.  Total depreciation and amortization expense increased 11.5% in 2016 compared to 2015 mainly due to additional depreciation expense associated with acquired assets in conjunction with the acquisition of the Reno properties. The West, South and East segments contributed $20.2 million, $7.9 million and $34.9 million, respectively, of depreciation and amortization expense in 2016 compared to $9.5 million, $7.6 million and $39.3 million in 2015, respectively.

Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the Years Ended December 31, 2017 and 2016

Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock based compensation, transaction expenses, S-1 expenses, severance expense, income related to the termination of the Lake Charles sale, costs associated with the terminated Lake Charles sale, impairment charges, equity in income of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, and other regulatory gaming assessments, including the impact of the change in regulatory reporting requirements, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“US GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for our operating segments for the years ended December 31, 2017 and 2016, in addition to reconciling Adjusted EBITDA to operating income (loss) in accordance with US GAAP (unaudited, in thousands):

	Year Ended December 31, 2017
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (5)	Other (6)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$66,329	$26,950	$182	$—	$364	$93,825
Midwest	62,051	20,997	210	—	193	83,451
South	3,671	25,307	147	—	41,144	70,269
East	67,968	30,517	14	—	369	98,868
Corporate and Other	(105,150)	2,120	5,769	92,777	(19,689)	(24,173)
Total Excluding Pre-Acquisition	$94,869	$105,891	$6,322	$92,777	$22,381	$322,240

Pre-Acquisition (1):
West	$9,525	$3,694	$8	$—	$4	$13,231
Midwest	34,819	11,952	51	—	34	46,856
South	25,086	5,693	35	—	184	30,998
East	(1,072)	952	—	—	—	(120)
Corporate and Other	(8,811)	371	1,631	286	527	(5,996)
Total Pre-Acquisition	$59,547	$22,662	$1,725	$286	$749	$84,969

Including Pre-Acquisition:
West	$75,854	$30,644	$190	$—	$368	$107,056
Midwest	96,870	32,949	261	—	227	130,307
South	28,757	31,000	182	—	41,328	101,267
East	66,896	31,469	14	—	369	98,748
Corporate and Other	(113,961)	2,491	7,400	93,063	(19,162)	(30,169)
Total Including Pre-Acquisition (2)	$154,416	$128,553	$8,047	$93,063	$23,130	$407,209

	Year Ended December 31, 2016
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (5)	Other (6)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$41,620	$20,220	$—	$—	$493	$62,333
Midwest	—	—	—	—	—	—
South	23,378	7,861	—	—	(41)	31,198
East	53,610	34,887	—	—	1,338	89,835
Corporate and Other	(29,490)	481	3,341	9,182	1,406	(15,080)
Total Excluding Pre-Acquisition	$89,118	$63,449	$3,341	$9,182	$3,196	$168,286

Pre-Acquisition (3):
West	$25,682	$8,901	$38	$—	$—	$34,621
Midwest	84,265	38,720	166	—	(247)	122,904
South	49,112	23,793	118	—	533	73,556
East	(4,687)	3,565	—	—	—	(1,122)
Corporate and Other	(34,213)	1,319	4,670	3,852	870	(23,502)
Total Pre-Acquisition	$120,159	$76,298	$4,992	$3,852	$1,156	$206,457

Including Pre-Acquisition:
West	$67,302	$29,121	$38	$—	$493	$96,954
Midwest	84,265	38,720	166	—	(247)	122,904
South	72,490	31,654	118	—	492	104,754
East (4)	48,923	38,452	—	—	1,338	88,713
Corporate and Other	(63,703)	1,800	8,011	13,034	2,276	(38,582)
Total Including Pre-Acquisition (2)	$209,277	$139,747	$8,333	$13,034	$4,352	$374,743

(1)

Figures for Isle are the four months ended April 30, 2017, the day before the we acquired Isle on May 1, 2017. We report our financial results on a calendar fiscal year. Prior to our acquisition of Isle, Isle’s fiscal year typically ended on the last Sunday in April. Isle’s fiscal 2017 and 2016 were 52-week years, which commenced on April 25, 2016 and April 27, 2015, respectively. Such figures were prepared by us to reflect Isle’s unaudited consolidated historical net revenues and Adjusted EBITDA for periods corresponding to our fiscal quarterly calendar. Such figures are based on the unaudited internal financial statements and have not been reviewed by our auditors and do not conform to GAAP.

(2)

Total figures for 2016 and 2017 include combined results of operations for Isle and us for periods preceding the date that we acquired Isle. Such presentation does not conform with GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by us.

(3)

Figures are for Isle for the year ended December 31, 2016. Such figures were prepared by us to reflect Isle’s unaudited consolidated historical net revenues, operating income and Adjusted EBITDA for periods corresponding to our fiscal quarterly calendar. Such figures are based on the unaudited internal financial statements and have not been reviewed by our auditors and do not conform to GAAP.

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

(5)

Transaction expenses represent costs related to the acquisition of Isle for the year ended December 31, 2017. Transaction expenses for the year ended December 31, 2016 represent costs related to the acquisitions of Isle and the Reno properties and S-1 expenses.

(6)

Other is comprised of severance expense, income totaling $20.0 million related to the termination of the Lake Charles sale, costs totaling $2.8 million associated with the termination of the Lake Charles sale, $38.0 million in impairment charges, (gain) loss on sale or disposal of property and equipment, equity in income of unconsolidated affiliate and other regulatory gaming assessments, including the item listed in footnote (4) above.

Liquidity and Capital Resources

We are a holding company and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on the cash flow of our subsidiaries and the ability of our subsidiaries to distribute or otherwise make funds available to us.

Our primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings under our revolving credit facility and proceeds from the issuance of debt securities. We closed on our acquisition of Isle on May 1, 2017 and paid $552.0 million in cash consideration on our acquisition of Isle, refinanced the outstanding Isle indebtedness and paid acquisition expenses.

Our cash requirements can fluctuate significantly depending on our decisions with respect to business acquisitions or dispositions and strategic capital investments to maintain the quality of our properties. We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties and servicing our outstanding indebtedness. In 2018, we plan to spend $150.0 million on capital expenditures and $115.4 million to pay cash interest on our outstanding indebtedness. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements, and service our outstanding indebtedness for the next twelve months.

At December 31, 2017, we had consolidated cash and cash equivalents of $134.6 million. At December 31, 2016, we had consolidated cash and cash equivalents of $61.0 million. This increase in cash was primarily related to cash acquired in our acquisition of Isle.

Operating Cash Flow.  In 2017, cash flows provided by operating activities totaled $130.2 million compared to $97.6 million in 2016. The increase in operating cash was primarily due to incremental operating cash generated by the acquired Isle properties offset by transaction expenses associated with our acquisition of Isle combined with changes in the balance sheet accounts in the normal course of business.

In 2016, we generated cash flows from operating activities of $97.6 million as compared to $56.7 million in 2015. The increase in operating cash was primarily associated with improvements in operations along with incremental cash flow associated with the acquisition of the Reno properties, the refinancing of our debt resulting in lower interest expense and various changes in the balance sheet accounts in the normal course of business.

Investing Cash Flow and Capital Expenditures.  Net cash flows used in investing activities totaled $1.4 billion in 2017 compared to $41.1 million in 2016. Net cash flows used in investing activities in 2017 were primarily due to cash paid to acquire Isle in addition to $83.5 million in capital expenditures for various property enhancement and maintenance projects and equipment purchases partially offset by $0.4 million in reimbursements from West Virginia.

Net cash flows used in investing activities totaled $41.1 million in 2016 and primarily consisted of $47.4 million in capital expenditures for various property enhancement and maintenance projects and equipment purchases partially offset by West Virginia’s reimbursement of capital expenditures totaling $4.2 million.

Financing Cash Flow.  Net cash used for financing activities in 2017 totaled $1.4 billion and consisted mainly of the issuance of debt associated with our acquisition of Isle, the refinancing of our term loan and revolving credit facility in May 2017 and the issuance of additional 6% Senior Notes in September 2017. This increase was partially offset by net payments made on our credit facilities throughout 2017 and taxes paid related to net share settlements of equity awards associated with the Isle transaction.

Net cash used for financing activities in 2016 totaled $73.7 million and consisted primarily of net payments totaling $64.5 million on the revolving credit facility and $4.3 million payments under the term loan in 2016. Additionally, $4.3 million was paid in 2016 for debt issuance costs comprised of $3.6 million related to our acquisition of Isle and $0.7 million related to the acquisition of the Reno properties.

Debt Obligations

7% Senior Notes

On July 23, 2015, we issued at par $375.0 million in aggregate principal amount of 7.0% senior notes due 2023 (“7% Senior Notes”) pursuant to the indenture, dated as of July 23, 2015 (the “7% Senior Notes Indenture”), between us and U.S. Bank, National Association, as Trustee. The 7% Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

On or after August 1, 2018, we may redeem all or a portion of the 7% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 7% Senior Notes redeemed, to the applicable redemption date, if redeemed during the twelve month period beginning on August 1 of the years indicated below:

Year	Percentage
2018	105.250%
2019	103.500%
2020	101.750%
2021 and thereafter	100.000%

Prior to August 1, 2018, we may redeem all or a portion of the 7% Senior Notes at a price equal to 100% of the 7% Senior Notes redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to August 1, 2018, we are also entitled to redeem up to 35% of the original aggregate principal amount of the 7% Senior Notes with proceeds of certain equity financings at a redemption price equal to 107% of the principal amount of the 7% Senior Notes redeemed, plus accrued and unpaid interest. If we experience certain change of control events (as defined in the 7% Senior Notes Indenture), we must offer to repurchase the 7% Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If we sell asset under certain circumstances and does not use the proceeds for specified purposes, we must offer to repurchase the 7% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. The 7% Senior Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The 7% Senior Notes Indenture contains certain covenants limiting, among other things, our ability and the ability of our subsidiaries (other than its unrestricted subsidiaries) to:

•	pay dividends or distributions or make certain other restricted payments or investments;
•	incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the 7% Senior Notes or the guarantees of the 7% Senior Notes;
•	create liens;

•	transfer and sell assets;
•	merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with affiliates;
•	engage in lines of business other than our core business and related businesses; and
•	create restrictions on dividends or other payments by restricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications as set forth in the 7% Senior Notes Indenture. The 7% Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 7% Senior Notes to be declared due and payable. As of December 31, 2017, we were in compliance with all of the covenants under the 7% Senior Notes Indenture relating to the 7% Senior Notes.

6% Senior Notes

On March 29, 2017, Eagle II Acquisition Company LLC (“Eagle II”), our wholly-owned subsidiary, issued $375.0 million aggregate principal amount of 6% Senior Notes due 2025 (the “6% Senior Notes”) pursuant to an indenture, dated as of March 29, 2017 (the “6% Senior Notes Indenture”), between Eagle II and U.S. Bank, National Association, as Trustee. The 6% Senior Notes will mature on April 1, 2025, with interest payable semi-annually in arrears on April 1 and October 1, commencing October 1, 2017. The proceeds of the offering, and additional funds in the amount of $1.9 million in respect of interest expected to be accrued on the 6% Senior Notes, were placed in escrow pending satisfaction of certain conditions, including consummation of our acquisition of Isle. In connection with the consummation of our acquisition of Isle on May 1, 2017, the escrowed funds were released and we assumed Eagle II’s obligations under the 6% Senior Notes and the 6% Senior Notes Indenture and certain of our subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of our obligations under the 6% Senior Notes.

On September 13, 2017, we issued an additional $500.0 million principal amount of the 6% Senior Notes at an issue price equal to 105.5% of the principal amount of the 6% Senior Notes. The additional notes were issued pursuant to the 6% Senior Notes Indenture that governs the 6% Senior Notes. We used the proceeds of the offering to repay $78.0 million of outstanding borrowings under the revolving credit facility and used the remainder to repay $444.5 million outstanding borrowings under the term loan facility and related accrued interest. As a result of the offering and retirement of existing debt, we recognized a loss of $11.1 million during the year ended December 31, 2017.

On or after April 1, 2020, we may redeem all or a portion of the 6% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 6% Senior Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below:

Year	Percentage
2020	104.500%
2021	103.000%
2022	101.500%
2023 and thereafter	100.000%

Prior to April 1, 2020, we may redeem all or a portion of the 6% Senior Notes at a price equal to 100% of the 6% Senior Notes redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to April 1, 2020, we are also entitled to redeem up to 35% of the original aggregate principal amount of the 6% Senior Notes with proceeds of certain equity financings at a redemption price equal to 106% of the principal amount of the 6% Senior Notes redeemed, plus accrued and unpaid interest. If we experience certain change of control events (as defined in the 6% Senior Notes Indenture), we must offer to repurchase the 6% Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If we sell assets under certain circumstances and do not use the proceeds for specified purposes, we must offer to repurchase the 6% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

The 6% Senior Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The 6% Senior Notes Indenture contains certain covenants limiting, among other things, our ability and the ability of our subsidiaries (other than its unrestricted subsidiaries) to:

•	pay dividends or distributions or make certain other restricted payments or investments;
•	incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the 6% Senior Notes or the guarantees of the 6% Senior Notes;

•	create liens;
•	transfer and sell assets;
•	merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with affiliates;
•	engage in lines of business other than our core business and related businesses; and
•	create restrictions on dividends or other payments by restricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications as set forth in the 6% Senior Notes Indenture. The 6% Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6% Senior Notes to be declared due and payable. As of December 31, 2017, we were in compliance with all of the covenants under the 6% Senior Notes Indenture relating to the 6% Senior Notes.

Credit Facility

On July 23, 2015, we entered into a new $425.0 million seven year term loan and a $150.0 million five year revolving credit facility.

The term loan bore interest at a rate per annum of, at our option, either (x) LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or (y) a base rate plus 2.25%. Borrowings under the 2015 revolving credit facility bore interest at a rate per annum of, at our option, either (x) LIBOR plus a spread ranging from 2.5% to 3.25% or (y) a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on our total leverage ratio. Additionally, we paid a commitment fee on the unused portion of the 2015 revolving credit facility not being utilized in the amount of 0.50% per annum.

On May 1, 2017, all of the outstanding amounts under our 2015 credit facility were repaid with proceeds of borrowings under the new credit facility and the 2015 credit facility was terminated.

New Credit Facility

On April 17, 2017, Eagle II entered into a new credit agreement by and among Eagle II, as initial borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017, consisting of a $1.45 billion term loan facility and a $300.0 million revolving credit facility, which was undrawn at closing. The proceeds of the new term loan facility, and additional funds in the amount of $4.5 million in respect of interest expected to be accrued on the new term loan facility, were placed in escrow pending satisfaction of certain conditions, including consummation of our acquisition of Isle. In connection with the consummation of our acquisition of Isle on May 1, 2017, the escrowed funds were released and we assumed Eagle II’s obligations under the new credit facility and certain of our subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of our obligations under the new credit facility.

As of December 31, 2017, we had $956.8 million outstanding on the new term loan. There were no borrowings outstanding under the new revolving credit facility as of December 31, 2017. We had $291.6 million of available borrowing capacity, after consideration of $8.4 million in outstanding letters of credit, under our new revolving credit facility as of December 31, 2017. At December 31, 2017, the weighted average interest rate on the new term loan was 3.6%, and the weighted average interest rate on the new revolving credit facility was 4.0% based upon the weighted average interest rate of borrowings outstanding during 2017.

We applied the net proceeds of the new term loan facility and borrowings under the new revolving credit facility totaling $135 million, together with the proceeds of the 6% Senior Notes and cash on hand, to (i) pay the cash portion of the consideration payable in our acquisition of Isle, (ii) refinance all of the debt outstanding under Isle’s existing credit facility, (iii) redeem or otherwise repurchase all of Isle’s outstanding 5.875% Senior Notes due 2021 and 8.875% Senior Subordinated Notes due 2020, (iv) repay all amounts outstanding under our 2015 credit facility and (v) pay fees and costs associated with our acquisition of Isle and such financing transactions.

Our obligations under the new revolving credit facility will mature on April 17, 2022. Our obligations under the new term loan facility will mature on April 17, 2024. We were required to make quarterly principal payments in an amount equal to $3.6 million on the new term loan facility on the last day of each fiscal quarter beginning on June 30, 2017. We satisfied this requirement as a result of the principal prepayment of $444.5 million on September 13, 2017 in conjunction with the issuance of the additional 6% Senior Notes. In addition, we are required to make mandatory payments of amounts outstanding under the new credit facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, we are required to apply a portion of its excess cash flow to repay amounts outstanding under the new credit facility.

The interest rate per annum applicable to loans under the new revolving credit facility is, at our option, either (i) LIBOR plus a margin ranging from 1.75% to 2.50% or (ii) a base rate plus a margin ranging from 0.75% to 1.50%, which margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the new term loan facility is, at our option, either (i) LIBOR plus 2.25%, or (ii) a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00% over the term of the new term loan facility or the new revolving credit facility. Additionally, we pay a commitment fee on the unused portion of the new revolving credit facility not being utilized in the amount of 0.50% per annum.

The new credit facility is secured by substantially all of our personal property assets and substantially all personal property assets of each subsidiary that guaranties the new credit facility (other than certain subsidiary guarantors designated as immaterial), whether owned on the closing date of the new credit facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the new credit facility guarantors. The new credit facility is also secured by a pledge of all of the equity owned by us and the new credit facility guarantors (subject to certain gaming law restrictions). The credit agreement governing the new credit facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of the new credit facility guarantors to incur additional indebtedness, create liens, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

The new credit facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of the subsidiary guarantors to incur debt; create liens; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; or modify their lines of business.

The new credit facility also includes certain financial covenants, including the requirements that we maintain throughout the term of the new credit facility and measured as of the end of each fiscal quarter, and solely with respect to loans under the new revolving credit facility, a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 for the period beginning on the closing date and ending with the fiscal quarter ending December 31, 2018, 6.00 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 5.50 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2020 and thereafter. We will also be required to maintain an interest coverage ratio in an amount not less than 2.00 to 1.00 measured on the last day of each fiscal quarter beginning on the closing date, and ending with the fiscal quarter ending December 31, 2018, 2.50 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 2.75 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2020 and thereafter.

The new credit facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to our other indebtedness including the 6% Senior Notes and 7% Senior Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the new credit facility would be entitled to take various actions, including accelerating amounts outstanding thereunder and taking all actions permitted to be taken by a secured creditor. As of December 31, 2017, we were in compliance with the covenants under the new credit facility.

Contractual Commitments

The following table summarizes our estimated contractual payment obligations as of December 31, 2017:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in millions)
Contractual cash obligations:
Long-term debt obligations(1)	$2,210.2	$0.6	$0.6	$0.3	$2,208.7
Estimated interest payments on long-term debt(2)	773.4	115.4	230.8	235.0	192.2
Operating leases(3)	188.2	12.1	18.4	14.2	143.5
Gaming tax and license fees(4)	63.8	12.8	25.5	25.5	See note 3
Purchase and other contractual obligations	36.9	25.9	9.7	1.0	0.3
Minimum purse obligations(5)	10.5	10.5	—	—	—
Contingent earn-out payments(6)	0.5	0.1	0.2	0.2	—
Regulatory gaming assessments(7)	3.3	1.4	1.5	0.4	—
Total	$3,286.8	$178.8	$286.7	$276.6	$2,544.7

(1)

These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 9 to our consolidated financial statements for additional information about our debt and related matters.

(2)	Estimated interest payments on long-term debt are based on LIBOR rates and principal amounts outstanding on our new credit facility at December 31, 2017.
(3)	Our operating lease obligations are described in Note 16 to our consolidated financial statements.
(4)

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

(5)

Pursuant to an agreement with the Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer is required to utilize its best efforts to conduct racing for a minimum of 210 days and pay average daily minimum purses established by Mountaineer prior to the first live racing date each year ($88,000 for 2017) for the term of the agreement, which expires on December 31, 2018.

(6)

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

(7)

These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 16 to our consolidated financial statements for additional information regarding our regulatory gaming assessments.

The table above excludes certain commitments as of December 31, 2017, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon.

The repayment of our long‑term debt, which consists of indebtedness evidenced by the 6% Senior Notes, 7% Senior Notes and the new credit facility, is subject to acceleration upon the occurrence of an event of default under the indentures governing these obligations.

We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

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

Business Combinations

We applied the provisions of Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” in the accounting for the merger with MTR, acquisition of the Reno properties and our acquisition of Isle. It required us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of their respective acquisition dates were measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

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

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the business combination date. We reevaluated these items quarterly based upon facts and circumstances that existed as of the business combination date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statements of income and could have material impact on our results of operations and financial position.

Revenue Recognition

Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons, and is recognized at the time wagers are made net of winning payouts to patrons. Base and progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Pari‑mutuel commissions consist of commissions earned from thoroughbred and harness racing, and importing of simulcast signals from other race tracks. Pari‑mutuel commissions are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions, and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. We recognize revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks. Revenues from food and beverage are recognized at the time of sale and revenues from lodging are recognized on the date of stay. Other revenues are recorded at the time services are rendered or merchandise sold. We offer certain promotional allowances to our customers, including complimentary lodging, food and beverage, and promotional credits for free play on slot machines. The retail value of these promotional items is shown as a reduction in total revenues on our consolidated statements of income.

For information with respect to our adoption of ASU No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606) effective January 1, 2018, see “Note 2, Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements”, in the notes to the consolidated financial statements.

Income Taxes

We and our subsidiaries file US federal income tax returns and various state and local income tax returns. We do not have tax sharing agreements with the other members within the consolidated ERI group. With few exceptions, we are no longer subject to US federal or state and local tax examinations by tax authorities for years before 2012.

We were notified by the Internal Revenue Service in October of 2016 that its federal tax return for the year ended December 31, 2014 had been selected for examination. In September 2017, the Internal Revenue Service informed us that they completed the examination of the tax return and made no changes. However, we may be subject to tax audits in the future and the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with our expectations, we would be required to adjust our provision for income taxes in the period such resolution occurs. While we believe our reported results are materially accurate, any significant adjustments could have a material adverse effect on our results of operations, cash flows and financial position.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense; (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (5) bonus depreciation that will allow for full expensing of qualified property; and (6) limitations on the deductibility of certain executive compensation.

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, for certain of our net deferred tax liabilities, we have recorded a decrease of $112.4 million, net of the related change in valuation allowance, with a corresponding net adjustment to deferred income tax benefit for the year ending December 31, 2017 as a result of the corporate rate reduction. For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of certain elements of the Tax Act, therefore, we have made reasonable estimates of the effects of the elements for which our analysis is not yet complete.

While we have not yet completed all of the computations necessary or completed an inventory of our 2017 expenditures that qualify for immediate expensing, we have recorded a provisional benefit based on our current intent to fully expense all qualifying expenditures. This did not result in any significant change to our current income tax payable or in our deferred tax liabilities due to our federal and state net operating loss carry forwards.

For the year ended December 31, 2015, the difference between the effective rate and the statutory rate is attributable primarily to the release of a majority of the federal and related state valuation allowances on our deferred tax assets and the non-taxable gain on the fair value adjustment of a previously unconsolidated affiliate. We continue to provide for a valuation allowance against net federal and state deferred tax assets associated with non-operating land, the sale of which could result in capital losses that can only be offset against capital gains. As of December 31, 2015, we also continued to provide for a valuation allowance against net state deferred tax assets relating to operations in Pennsylvania and West Virginia. Management determined it was not more-likely-than-not that we will realize these net deferred tax assets.

For the year ended December 31, 2016, the difference between the effective rate and the statutory rate is attributable primarily to the release of a majority of the state valuation allowances on our West Virginia deferred tax assets and excess tax benefits on stock compensation under Accounting Standards Update 2016-09, Compensation – Stock Compensation, which we adopted effective the first quarter of 2016. We continue to provide for a valuation allowance against net federal and state deferred tax assets associated with non-operating land, the sale of which could result in capital losses that can only be offset against capital gains. As of December 31, 2016, we also continued to provide for a valuation allowance against net state deferred tax assets relating to operations in Pennsylvania. Management determined it was not more-likely-than-not that we will realize these net deferred tax assets.

For the year ended December 31, 2017, the difference between the effective rate and the statutory rate is attributable primarily to the impact of the Tax Act discussed more fully above, non-deductible asset impairment charges, non-deductible transaction costs incurred and changes in the effective state tax rate associated with the acquisition of Isle of Capri Casinos, Inc., and the release of the valuation allowance against certain Pennsylvania deferred tax assets. We continue to provide for a valuation allowance against net federal and state deferred tax assets associated with non-operating land, the sale of which could result in capital losses that can only be offset against capital gains. We also continue to provide for a valuation allowance against net state deferred tax assets relating to certain operations in Pennsylvania, Louisiana, Colorado and Iowa. Management determined it was not more-likely-than-not that we will realize these net deferred tax assets.

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. For the year ended December 31, 2015, we were in a three-year cumulative income position and management concluded it is more-likely-than-not to realize its federal, Louisiana and City of Columbus, Ohio deferred tax assets, with the exception of non-operating land. For the year ended December 31, 2016, we remained in a three-year cumulative income position and management concluded it is more-likely-than-not to realize its federal, Louisiana, City of Columbus, Ohio and West Virginia deferred tax assets, with the exception of non-operating land. For the year ended December 31, 2017, we remained in a three-year cumulative income position and management concluded it is more-likely-than-not to realize its federal, City of Columbus, Ohio, City of Kansas City, Missouri, West Virginia, Missouri and certain Pennsylvania, Colorado and Florida deferred tax assets, with the exception of non-operating land. We continue to provide for a valuation allowance against net state deferred tax assets relating to certain operations in Pennsylvania, Louisiana, Colorado and Iowa. Management determined it was not more-likely-than-not that we will realize these net deferred tax assets. We will continue to evaluate the realization of its deferred tax assets on a quarterly basis and make adjustments to its valuation allowance as appropriate.

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

Under the applicable accounting standards, we may recognize the tax benefit from an uncertain tax position only if it is more‑likely‑than‑not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standards also provide guidance on de‑recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions. We have recorded no liability associated with uncertain tax positions at December 31, 2017 and 2016.

Property and Equipment and Other Long‑Lived Assets

Property and equipment is recorded at cost, except for assets acquired in the Isle, Silver Legacy, Circus Reno and MTR Gaming acquisitions, which were adjusted for fair value under ASC 805 and are depreciated over their remaining estimated useful life or lease term. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates.

Property, equipment and other long‑lived assets are assessed for impairment in accordance with ASC 360—Property, Plant, and Equipment. We evaluate our long‑lived assets periodically for impairment issues or, more frequently, whenever events or circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined by comparing the net carrying value to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets. The amount of impairment loss, if any, is measured by the difference between the net carrying value and the estimated fair value of the asset which is typically measured using a discounted cash flow model (Level 3 of the fair value hierarchy). For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. Based on the results of our periodic reviews we have not recorded any long-lived assets impairment charges during the years ended December 31, 2017, 2016 and 2015.

For undeveloped properties, including non‑operating real properties, when indicators of impairment are present, properties are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. The fair value measurements employed for our impairment evaluations, which are subject to the assumptions and factors as previously discussed, were generally based on a review of comparable activities in the marketplace, which fall within Level 3 of the fair value hierarchy.

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

As a result of our annual impairment review, impairment charges totaling $34.9 million and $3.1 million related to goodwill and trade names, respectively, were recorded in 2017. The fair value measurements employed for our impairment evaluations, which are subject to the assumptions and factors as previously discussed, were generally based on a review of comparable activities in the marketplace, which fall within Level 3 of the fair value hierarchy

Goodwill is tested by comparing the carrying value of the reporting unit to its fair value. We estimate the fair value of the reporting unit utilizing income and market approaches. The income approach is based on projected future cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. The market approach is based on our market capitalization at the testing date.

Our indefinite‑lived intangible assets consist of racing and gaming licenses and trade names and are evaluated for impairment annually by comparing the fair value of the asset to its carrying value. Any excess of carrying value over the fair value is recognized as an impairment within the consolidated statements of income in the period of review.

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

We value trade names using the relief‑from‑royalty method with royalty rates range from 0.5% ‑ 1.0%. Trade names recorded as part of the merger with MTR are amortized on a straight‑line basis over a 3.5 year useful life and the trade names recorded as part of our acquisition of Isle and acquisition of the Reno properties are not amortized (deemed indefinite-lived).

The loyalty programs were valued using a combination of a replacement cost and lost profits analysis and the loyalty programs are amortized on a straight‑line basis over a one- to three-year useful life.

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

Self‑Insurance Reserves

We are self‑insured for various levels of general liability, employee medical insurance coverage and workers’ compensation coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. We utilize independent consultants to assist management in its determination of estimated insurance liabilities. While the total cost of claims incurred depends on future developments, in managements’ opinion, recorded reserves are adequate to cover future claims payments. Self-insurance reserves for employee medical claims and workers’ compensations are included in accrued payroll and related on the consolidated balance sheets. Self‑insurance reserves for general liability claims are included in accrued other liabilities on the consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2, Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements, in the notes to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long‑term debt arrangements. At December 31, 2017, interest on borrowings under our New Credit Facility was subject to fluctuation based on changes in short-term interest rates.

As of December 31, 2017, our long‑term variable‑rate borrowings totaled $956.8 million under the New Term Loan and represented approximately 43% of our long‑term debt. In conjunction with the issuance of $500 million of additional 6% Senior Notes and the retirement of variable rate debt in September 2017, this percentage declined from 54% as of December 31, 2016. During 2017, the weighted average interest rates on our variable and fixed rate debt were 3.8% and 6.3%, respectively.

The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the year ended December 31, 2017.

The following table provides information as of December 31, 2017 about our debt obligations, including debt that is sensitive to changes in interest rates, and presents principal payments and related weighted-average interest rates by expected maturity dates. Implied forward rates should not be considered a predictor of actual future interest rates.

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	(in thousands)
	2018	2019	2020	2021	2022	Thereafter	Total
Fixed Rate Debt
6% Senior Notes	$—	$—	$—	$—	$—	$875,000	$875,000
7% Senior Notes	—	—	—	—	—	375,000	375,000
Fixed Interest Rate	6.30%	6.30%	6.30%	6.30%	6.30%	6.30%	6.30%

Variable Rate Debt
Term Loan (1)	$—	$—	$—	$—	$—	$956,750	$956,750
Average Interest Rate	3.77%	3.77%	3.77%	3.77%	3.77%	3.77%	3.77%

(1)

Based upon the weighted average interest rate of borrowings outstanding on our new credit facility as of December 31, 2017. Borrowings under the new credit facility bear interest at a rate per annum of, at our option, either LIBOR or base rate plus an applicable spread.

As of December 31, 2017, borrowings outstanding under our new term loan were long-term variable-rate borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the new term loan, over the 1% floor specified in our credit agreement), our annual interest cost would change by $9.6 million based on gross amounts outstanding at December 31, 2017.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and notes to consolidated financial statements, including the report of Ernst & Young LLP thereon, are included at pages 68 through 118 of this Annual Report on Form 10‑K.

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

Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Form 10-K Annual Report and as required by Rules 13a-15(b) and 15d-15(b) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) for Eldorado Resorts, Inc. and its subsidiaries.

This system is designed to provide reasonable assurance to the Company’s management regarding the reliability of financial reporting and preparation of consolidated financial statements for external purposes.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated and assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K Annual Report based upon the framework set forth in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation and assessment, management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The Company completed its acquisition of Isle of Capri Casinos, Inc. (“Isle”) on May 1, 2017 (the “Isle Acquisition”). Since the Company has not yet fully incorporated the internal controls and procedures of Isle into the Company’s internal control over financial reporting, management excluded Isle from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The Isle Acquisition constituted 53% of total assets as of December 31, 2017, and 41% of net revenues for the year then ended.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2017, which report follows below.

Changes in Internal Control Over Financial Reporting

Except as noted below, during the quarter ended December 31, 2017, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 1, 2017, we completed the acquisition of Isle. See Part IV, Item 15, Financial Statement Schedules, Note 3: Isle Acquisition and Reno Acquisition and Preliminary Purchase Accounting, for a discussion of the acquisition and related financial data. The Company is in the process of integrating Isle and our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Excluding the Isle Acquisition, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Eldorado Resorts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Eldorado Resorts, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eldorado Resorts, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Isle of Capri Casinos, Inc., which is included in the 2017 consolidated financial statements of the Company and constituted 53% of total assets as of December 31, 2017 and 41% of net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Isle of Capri Casinos, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Eldorado Resorts, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (a)(ii) of the Company and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Roseville, California
February 27, 2018

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than April 30, 2018, pursuant to Regulation 14A under the Securities Act.

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

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2018, pursuant to Regulation 14A under the Securities Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2018, pursuant to Regulation 14A under the Securities Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2018, pursuant to Regulation 14A under the Securities Act.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2018, pursuant to Regulation 14A under the Securities Act.

PART IV

Item 15.  Financial Statement Schedules.

(a)(i) Financial Statements
Included in Part II of this Annual Report on Form 10‑K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
(a)(ii) Financial Statement Schedule
Years Ended December 31, 2017, 2016 and 2015
Valuation and Qualifying Accounts
(a)(iii) Exhibits

EXHIBIT NO.	ITEM TITLE

2.1

Agreement and Plan of Merger by and among Isle of Capri Casinos, Inc., Eldorado Resorts, Inc., Eagle I Acquisition Corp. and Eagle II Acquisition Company LLC, dated as of September 19, 2016 (incorporated by reference to our Current Report on Form 8-K filed on September 22, 2016).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 19, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8‑K filed on September 19, 2014).

4.1	Specimen Stock Certificate of the Company (incorporated by reference to our Form S‑4/A filed on April 21, 2014).

4.2

Indenture dated as of June 23, 2015, by and among Eldorado Resorts, Inc., the guarantors party thereto, U.S. Bank National Association, as Trustee, and Capital One, N.A., as Collateral Trustee, and Form of Note (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2015).

4.3

First Supplemental Indenture, dated as of December 15, 2015, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2023 Notes Indenture (incorporated by reference to our Registration Statement on Form S-4 filed on January 14, 2016).

4.4

Second Supplemental Indenture, dated as of May 26, 2016, by and among Eldorado Resorts, Inc., the guarantors party thereto, and U.S. Bank National Association, as Trustee, under the 2023 Notes Indenture (incorporated by reference to our Registration Statement on Form S-4 filed on June 16, 2017).

4.5

Third Supplemental Indenture, dated as of March 16, 2017, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2023 Notes Indenture (incorporated by reference to our Current Report on Form 8-K filed on March 22, 2017).

4.6

Fourth Supplemental Indenture, dated as of May 1, 2017, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2023 Notes Indenture (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2017).

4.7

Indenture, dated as of March 29, 2017, by and between Isle of Capri Casinos LLC formerly known as Eagle II Acquisition Company LLC and U.S. Bank National Association (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2017).

4.8

Supplemental Indenture, dated as of May 1, 2017, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2017).

10.1

Agreement dated November 1, 2008 between Mountaineer Park, Inc. and Racetrack Employees Union Local No. 101 (incorporated by reference to the Annual Report of MTR Gaming Group, Inc. on Form 10‑K filed on March 16, 2009).

10.2

Agreement dated December 29, 2009 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. (incorporated by reference to the Annual Report of MTR Gaming Group, Inc. on Form 10‑K filed on March 16, 2010).

10.3

Agreement dated February 22, 2007 by and between Presque Isle Downs, Inc. and the Pennsylvania Horsemen’s Benevolent and Protective Association Inc. (incorporated by reference to the Annual Report of MTR Gaming Group, Inc. on Form 10‑K filed on April 2, 2007).

10.4*

Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Gary Carano (incorporated by reference to our Current Report on Form 8-K filed on January 22, 2018).

10.5*

Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Thomas Reeg (incorporated by reference to our Current Report on Form 8-K filed on January 22, 2018).

10.6*

Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Anthony Carano (incorporated by reference to our Current Report on Form 8-K filed on January 22, 2018).

EXHIBIT NO.	ITEM TITLE

10.7*	Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Edmund L. Quatmann, Jr. (filed herewith).

10.8*	2010 Long‑Term Incentive Plan (incorporated by reference to the Quarterly Report of MTR Gaming Group, Inc. on Form 10‑Q filed on August 9, 2010).

10.9*

Form of Restricted Stock Unit Award Agreement for Non‑Employee Directors (2010 Long‑Term Incentive Plan) (incorporated by reference to the Quarterly Report of MTR Gaming Group, Inc. on Form 10‑Q filed on August 9, 2010).

10.10*	Form of Nonqualified Stock Option Award Agreement (2010 Long‑Term Incentive Plan) (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8‑K filed on February 3, 2011).

10.11*	Form of Restricted Stock Unit Award Agreement (2010 Long‑Term Incentive Plan) (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8‑K filed on February 3, 2011).

10.12*	Form of Cash‑Based Performance Award Agreement (2010 Long‑Term Incentive Plan) (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8‑K filed on February 3, 2011).

10.13*

Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Eldorado Resorts, Inc. on April 3, 2015 (File No. 333-203227)).

10.14*

Form of Director Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed by Eldorado Resorts, Inc. on July 14, 2015 (File No. 333-205654)).

10.15*

Form of Director Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed by Eldorado Resorts, Inc. on July 14, 2015 (File No. 333-205654)).

10.16*

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

EXHIBIT NO.	ITEM TITLE

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

10.26

Credit Agreement, dated as of April 17, 2017, by and among Isle of Capri Casinos LLC (f/k/a Eagle II Acquisition Company LLC), the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2017).

10.27

Borrower Joinder and Assumption Agreement, dated as of May 1, 2017, by and among Eldorado Resorts, Inc., Isle of Capri Casinos LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2017).

10.28	Guaranty Agreement, dated as of May 1, 2017, by and among the guarantors party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2017).

10.29

Amendment Agreement, dated as of August 15, 2017, by and between the Eldorado Resorts, Inc. and JPMorgan Chase, N.A. as Administrative Agent in connection with the Credit Agreement, dated as of April 17, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2017).

10.30

Registration Rights Agreement, dated as of May 1, 2017, by and among Eldorado Resorts, Inc., Recreational Enterprises, Inc., GFIL Holdings, LLC and certain of its affiliates (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2017).

10.31*

Isle of Capri Casinos, Inc. Second Amended and Restated 2009 Long-Term Stock Incentive Plan (incorporated by reference to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on October 9, 2015).

10.32*	Isle of Capri Casino, Inc. Form Stock Option Award Agreement (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.33*	Isle of Capri Casino, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 25, 2009).

10.34*	Isle of Capri Casino, Inc. Form of Performance Based Restricted Stock Unit Agreement (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 14, 2012).

10.35*	Isle of Capri Casino, Inc. Form of Non-Qualified Stock Option Agreement (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 17, 2015).

10.36*	Isle of Capri Casino, Inc. Form of Performance Stock Unit Agreement (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 17, 2015).

10.37*	Isle of Capri Casino, Inc. Form of Restricted Stock Unit Agreement (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 17, 2015).

10.38

Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles) (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 2, 1999).

10.39

Lease of property in Coahoma, Mississippi, dated as of November 16, 1993, by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Form S-4/A filed on June 19, 2002).

10.40

Addendum to Lease, dated as of June 22, 1994, by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 28, 2000).

EXHIBIT NO.	ITEM TITLE

10.41

Second addendum to Lease, dated as of October 17, 1995, by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 28, 2000).

10.42

Master Lease, dated as of July 18, 1997, by and between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Davis Gaming Boonville, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.43

Amendment to Master Lease, dated as of April 19, 1999, by and between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Davis Gaming Boonville, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.44

Second Amendment to Master Lease, dated as of September 17, 2001, by and between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Davis Gaming Boonville, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.45

Third Amendment to Master Lease, dated as of November 19, 2001, by and between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Gold River's Boonville Resort, Inc. and Davis Gaming Boonville, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.46

Amended and Restated Lease Agreement, dated as of August 21, 1995, by and between the Port Authority of Kansas City, Missouri and Tenant (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 25, 2009).

10.47

First Amendment to Amended and Restated Lease Agreement, dated as of October 31, 1995, by and between the Port Authority of Kansas City, Missouri and Tenant (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 25, 2009).

10.48

Second Amendment to Amended and Restated Lease Agreement, dated as of June 10, 1996, by and between the Port Authority of Kansas City, Missouri and Tenant (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 25, 2009).

10.49

Assignment and Assumption Agreement (Lease Agreement), dated as of June 6, 2000, by and among Flamingo Hilton Riverboat Casino, LP, Isle of Capri Casinos, Inc. and IOC-Kansas City, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.50

Lease and Agreement-Spring 1995, dated as of August 15, 1995, by and between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.51

Addendum to the Lease and Agreement-Spring 1995, dated as of April 4, 1996, by and between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.52

Second Addendum to the Lease and Agreement-Spring 1995, dated as of March 21, 2003, by and between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.53

Third Addendum to the Lease and Agreement-Spring 1995, dated as of April 22, 2003, by and between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.54

Fourth Addendum to the Lease and Agreement-Spring 1995, dated as of December 11, 2013, by and between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.55

Development Agreement, dated as of October 4, 2010, by and between IOC-Cape Girardeau, LLC and the City of Cape Girardeau, Missouri (incorporated by reference to Isle of Capri Casinos, Inc.’s Quarterly Report on Form 10-Q filed on December 3, 2010).

EXHIBIT NO.	ITEM TITLE

10.56

Amended and Restated Operator’s Contract, dated as of November 9, 2004, by and between Black Hawk County Gaming Association and IOC Black Hawk County, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.57

Operator's Contract, dated as of August 11, 1994, by and between the Riverbend Regional Authority, Green Bridge Company, Bettendorf Riverfront Development Company, L.C., Lady Luck Gaming Corporation and Lady Luck Bettendorf, L.C. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.58

Amendment to Operator's Contract, dated as of August 27, 1998, by and among Green Bridge Company, Bettendorf Riverfront Development Company, L.C., Lady Luck Gaming Corporation, Lady Luck Bettendorf, L.C. and Riverbend Regional Authority (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.59

Second Amendment to Operator's Contract, dated as of June 30, 2004, by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.60

Third Amendment to Operator's Contract, dated as of October 30, 2007, by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.61

Fourth Amendment to Operator's Contract, dated as of March 11, 2015, by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 17, 2015).

12.1	Statement of ratio of earnings to fixed charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Gary L. Carano pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).

31.2	Certification of Thomas R. Reeg pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).

32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350 (filed herewith).

99.1	Description of Governmental Regulations and Licensing (filed herewith).

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
Dated: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary L. Carano Gary L. Carano	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2018

/s/ Thomas R. Reeg Thomas R. Reeg	President and Chief Financial Officer (Principal Financial Officer) and Director	February 27, 2018

/s/ Stephanie D. Lepori Stephanie D. Lepori	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2018

/s/ Bonnie Biumi Bonnie Biumi	Director	February 27, 2018

/s/ Frank J. Fahrenkopf Jr. Frank J. Fahrenkopf Jr.	Director	February 27, 2018

/s/ James B. Hawkins James B. Hawkins	Director	February 27, 2018

/s/ Gregory J. Kozicz Gregory J. Kozicz	Director	February 27, 2018

/s/ Michael E. Pegram Michael E. Pegram	Director	February 27, 2018

/s/ David P. Tomick David P. Tomick	Director	February 27, 2018

/s/ Roger P. Wagner Roger P. Wagner	Director	February 27, 2018

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

ELDORADO RESORTS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Eldorado Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eldorado Resorts, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (a)(ii) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Roseville, California

February 27, 2018

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$134,596	$61,029
Restricted cash	3,267	2,414
Marketable securities	17,631	—
Accounts receivable, net	45,797	14,694
Due from affiliates	243	—
Inventories	16,870	11,055
Prepaid income taxes	4,805	69
Prepaid expenses and other	27,823	12,492
Total current assets	251,032	101,753
PROPERTY AND EQUIPMENT, NET	1,502,817	612,342
GAMING LICENSES AND OTHER INTANGIBLES, NET	996,816	487,498
GOODWILL	747,106	66,826
NON-OPERATING REAL PROPERTY	18,069	14,219
OTHER ASSETS, NET	30,632	11,406
Total assets	$3,546,472	$1,294,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$615	$4,545
Accounts payable	34,778	21,576
Due to affiliates	—	259
Accrued property, gaming and other taxes	43,212	18,790
Accrued payroll and related	53,330	14,588
Accrued interest	25,607	14,634
Income taxes payable	171	—
Accrued other liabilities	61,346	27,648
Total current liabilities	219,059	102,040
LONG-TERM DEBT, LESS CURRENT PORTION	2,189,578	795,881
DEFERRED INCOME TAXES	164,130	90,385
OTHER LONG-TERM LIABILITIES	28,579	7,287
Total liabilities	2,601,346	995,593
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY:
Common stock, 100,000,000 shares authorized, 76,825,966 and 47,105,744 issued and outstanding, par value $0.00001 as of December 31, 2017 and 2016, respectively	—	—
Paid-in capital	746,547	173,879
Retained earnings	198,500	124,560
Accumulated other comprehensive income	79	12
Total stockholders’ equity	945,126	298,451
Total liabilities and stockholders’ equity	$3,546,472	$1,294,044

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	For the Year Ended
	December 31,
	2017	2016	2015
REVENUES:
Casino	$1,228,540	$693,013	$614,227
Pari-mutuel commissions	14,134	8,600	9,031
Food and beverage	193,260	142,032	97,740
Hotel	119,095	94,312	37,466
Other	51,560	45,239	26,077
	1,606,589	983,196	784,541
Less-promotional allowances	(133,085)	(90,300)	(64,757)
Net operating revenues	1,473,504	892,896	719,784
EXPENSES:
Casino	638,362	390,325	357,572
Pari-mutuel commissions	13,509	9,787	9,973
Food and beverage	94,723	81,878	52,606
Hotel	34,282	30,746	11,307
Other	26,030	26,921	15,325
Marketing and promotions	82,525	40,600	31,227
General and administrative	241,095	130,172	96,870
Corporate	30,739	19,880	16,469
Impairment charges	38,016	—	—
Depreciation and amortization	105,891	63,449	56,921
Total operating expenses	1,305,172	793,758	648,270
LOSS ON SALE OR DISPOSAL OF PROPERTY AND EQUIPMENT	(319)	(836)	(6)
PROCEEDS FROM TERMINATED SALE	20,000	—	—
TRANSACTION EXPENSES	(92,777)	(9,184)	(2,452)
EQUITY IN (LOSS) INCOME OF UNCONSOLIDATED AFFILIATES	(367)	—	3,460
OPERATING INCOME	94,869	89,118	72,516
OTHER INCOME (EXPENSE):
Interest expense, net	(99,769)	(50,917)	(61,558)
Gain on valuation of unconsolidated affiliate	—	—	35,582
Loss on early retirement of debt, net	(38,430)	(155)	(1,937)
Total other expense	(138,199)	(51,072)	(27,913)
NET (LOSS) INCOME BEFORE INCOME TAXES	(43,330)	38,046	44,603
BENEFIT (PROVISION) FOR INCOME TAXES	117,270	(13,244)	69,580
NET INCOME	$73,940	$24,802	$114,183

Net Income per share of Common Stock:
Basic	$1.10	$0.53	$2.45
Diluted	$1.09	$0.52	$2.43
Weighted Average Basic Shares Outstanding	67,133,531	47,033,311	46,550,042
Weighted Average Diluted Shares Outstanding	68,102,814	47,701,562	47,008,980

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015
NET INCOME	$73,940	$24,802	$114,183
Other Comprehensive Income (Loss), net of tax:
Defined benefit pension plan—amortization of net income (loss), net of tax of $36 and $2 for 2017 and 2015, respectively	67	—	(75)
Comprehensive Income, net of tax	$74,007	$24,802	$114,108

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Non- controlling Interest	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2014	46,426,714	$—	$165,857	$(14,425)	$103	$87	$151,622
Issuance of restricted stock units	17,980	—	1,488	—	—	—	1,488
Acquisition of non-controlling interest	373,135	—	3,552	—	(103)	—	3,449
Net income	—	—	—	114,183	—	—	114,183
Other comprehensive income	—	—	—	—	—	(75)	(75)
Balance, December 31, 2015	46,817,829	—	170,897	99,758	—	12	270,667
Issuance of restricted stock units	217,997	—	3,341	—	—	—	3,341
Net income	—	—	—	24,802	—	—	24,802
Other comprehensive income	—	—	—	—	—	—	—
Exercise of stock options	132,900	—	385	—	—	—	385
Shares withheld related to net share settlement of stock awards	(62,982)	—	(744)	—	—	—	(744)
Balance, December 31, 2016	47,105,744	—	173,879	124,560	—	12	298,451
Isle common stock exchanged at merger	28,468,182	—	574,811	—		—	574,811
Issuance of restricted stock units	1,070,552	—	6,322	—	—	—	6,322
Net income	—	—	—	73,940	—	—	73,940
Other comprehensive income	—	—	—	—	—	67	67
Exercise of stock options	1,185,745	—	2,900	—	—	—	2,900
Shares withheld related to net share settlement of stock awards	(1,004,257)	—	(11,365)	—	—	—	(11,365)
Balance, December 31, 2017	76,825,966	$—	$746,547	$198,500	$—	$79	$945,126

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,940	$24,802	$114,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,891	63,449	56,921
Amortization of deferred financing costs, discount and debt premium	6,289	3,520	(4,372)
Equity in loss (income) of unconsolidated affiliates	367	—	(3,460)
Loss on early retirement of debt	38,430	155	1,937
Gain on valuation of unconsolidated affiliate	—	—	(35,582)
Change in fair value of acquisition related contingencies	37	57	90
Stock compensation expense	6,322	3,341	1,488
Loss on sale or disposal of property and equipment	319	836	6
Provision (benefit) for bad debt	531	161	(18)
Impairment charges	38,016	—	—
(Benefit) provision for deferred income taxes	(113,062)	11,344	(70,773)
Change in operating assets and liabilities:
Restricted cash	355	2,857	711
Sale of trading securities	101	—	—
Accounts receivable	(19,110)	(4,874)	2,955
Inventory	105	687	(71)
Prepaid expenses and other assets	(629)	(1,654)	2,094
Interest payable	10,974	(344)	(14,112)
Income taxes payable	(470)	—	(137)
Accounts payable and accrued liabilities	(18,165)	(6,767)	4,855
Net cash provided by operating activities	130,241	97,570	56,715
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(83,522)	(47,380)	(36,762)
Reimbursement of capital expenditures from West Virginia regulatory authorities	361	4,207	1,266
Restricted cash	19,514	—	—
Proceeds from sale of property and equipment	135	1,560	153
Net cash used in business combinations	(1,343,659)	(194)	(125,016)
Investment in and loans to unconsolidated affiliate	(604)	—	(1,010)
Decrease in restricted cash due to credit support deposit	—	—	2,500
Decrease in other assets, net	—	659	115
Net cash used in investing activities	(1,407,775)	(41,148)	(158,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of New Term Loan	1,450,000	—	—
Proceeds from issuance of 6% Senior Notes	875,000	—	—
Proceeds from issuance of 7% Senior Notes	—	—	375,000
Borrowings under New Revolving Credit Facility	166,953	—	—
Payments under Term Loan	(1,062)	(4,250)	425,000
Payments under New Term Loan	(493,250)	—	—
Payments under New Revolving Credit Facility	(166,953)	—	—
Borrowings under Prior Revolving Credit Facility	41,000	73,000	131,000
Payments under Prior Revolving Credit Facility	(29,000)	(137,500)	(37,500)
Retirement of Term Loan	(417,563)	—	—
Retirement of Prior Revolving Credit Facility	(41,000)	—	—
Debt premium proceeds	27,500	—	—
Payment of other long-term obligation	(43)	—	—
Principal payments under 7% Senior Notes	—	—	(2,125)
Retirement of long-term debt	—	—	(728,664)
Payments on capital leases	(490)	(274)	(88)
Debt issuance costs	(51,526)	(4,288)	(25,820)
Call premium on early retirement of debt	—	—	(44,090)
Taxes paid related to net share settlement of equity awards	(11,365)	(744)	—
Proceeds from exercise of stock options	2,900	385	—
Net cash provided by (used in) financing activities	1,351,101	(73,671)	92,713
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73,567	(17,249)	(9,326)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	61,029	78,278	87,604
CASH AND CASH EQUIVALENTS, END OF YEAR	$134,596	$61,029	$78,278
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$84,604	$47,696	$78,378
Local income taxes paid	246	1,662	1,198
NON-CASH FINANCING ACTIVITIES
Net change in payables for capital expenditures	(317)	4,222	500
Equipment acquired under capital leases	—	—	870

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Throughout the year ended December 31, 2017, ERI owned and operated the following properties:

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

•

Circus Circus Reno (“Circus Reno”)—A 1,571-room hotel-casino and entertainment complex connected via an enclosed skywalk to Eldorado Reno and Silver Legacy that includes 712 slot machines and 24 table games;

•

Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)—A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana that includes 1,397 slot machines, 52 table games and an eight table poker room;

•

Mountaineer Casino, Racetrack & Resort (“Mountaineer”)—A 357-room hotel, casino, entertainment and live thoroughbred horse racing facility located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle that includes 1,508 slot machines and 36 table games, including a 10 table poker room;

•

Presque Isle Downs & Casino (“Presque Isle Downs”)—A casino and live thoroughbred horse racing facility with 1,593 slot machines, 33 table games and a seven table poker room located in Erie, Pennsylvania; and

•

Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,245 VLTs, harness racing and a 118-room third party hotel connected to Scioto Downs located 15 minutes from downtown Columbus, Ohio.

In addition, on May 1, 2017, the Company consummated its acquisition of Isle of Capri Casinos, Inc. and acquired the following properties:

•

Isle Casino Hotel—Black Hawk (“Isle Black Hawk”)—A land-based casino on an approximately 10-acre site in Black Hawk, Colorado that includes 1,026 slot machines, 27 table games, a nine table poker room and a 238-room hotel;

•

Lady Luck Casino—Black Hawk (“Lady Luck Black Hawk”)—A land-based casino across the intersection from Isle Casino Hotel in Black Hawk Colorado, that includes 452 slot machines, 10 table games, five poker tables and a 164-room hotel with a parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk;

•

Isle Casino Racing Pompano Park (“Pompano”)—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida that includes 1,455 slot machines and a 45 table poker room;

•

Isle Casino Bettendorf (“Bettendorf”)—A land-based single-level casino located off Interstate 74 in Bettendorf, Iowa that includes 978 slot machines and 20 table games with two hotel towers with 509 hotel rooms;

•	Isle Casino Waterloo (“Waterloo”)—A single-level land-based casino in Waterloo, Iowa that includes 940 slot machines, 25 table games, and a 194-room hotel;

•

Isle of Capri Casino Hotel Lake Charles (“Lake Charles”)—A gaming vessel on an approximately 19 acre site in Lake Charles, Louisiana, with 1,173 slot machines, 47 table games, including 13 poker tables, and two hotels offering 493 rooms;

•	Isle of Capri Casino Lula (“Lula”)—Two dockside casinos in Lula, Mississippi with 875 slot machines and 20 table games, two on-site hotels with a total of 486 rooms and a 28-space RV Park;
•	Lady Luck Casino Vicksburg (“Vicksburg”)—A dockside casino in Vicksburg, Mississippi that includes 616 slot machines, nine table games and a hotel with a total of 89 rooms;
•	Isle of Capri Casino Boonville (“Boonville”)—A single-level dockside casino in Boonville, Missouri that includes 893 slot machines, 20 table games and a 140-room hotel;
•

Isle Casino Cape Girardeau (“Cape Girardeau”)—A dockside casino and pavilion and entertainment center in Cape Girardeau, Missouri that includes 872 slot machines and 24 table games, including four poker tables;

•	Lady Luck Casino Caruthersville (“Caruthersville”)—A riverboat casino located along the Mississippi River in Caruthersville, Missouri that includes 516 slot machines and nine table games;
•	Isle of Capri Casino Kansas City (“Kansas City”)—A dockside casino located close to downtown Kansas City, Missouri offering 966 slot machines and 18 table games; and
•	Lady Luck Casino Nemacolin (“Nemacolin”)—A casino property located on the 2,000-acre Nemacolin Woodlands Resort in Western Pennsylvania that includes 600 slot machines and 28 table games.

In addition, Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs, Inc.

Acquisition of Isle of Capri Casinos, Inc. and Refinancing

On May 1, 2017 (the “Isle Acquisition Date”), the Company completed its acquisition of Isle of Capri Casinos, Inc. pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of September 19, 2016 with Isle of Capri Casinos, Inc., a Delaware corporation (“Isle” or “Isle of Capri”), Eagle I Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of the Company, and Eagle II Acquisition Company LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (the “Isle Acquisition” or the “Isle Merger”). As a result of the Isle Merger, Isle became a wholly-owned subsidiary of ERI and, at the effective time of the Isle Merger, each outstanding share of Isle’s stock converted into the right to receive $23.00 in cash or 1.638 shares of ERI common stock (the “Stock Consideration”), at the election of the applicable Isle shareholder and subject to proration such that the outstanding shares of Isle common stock were exchanged for aggregate consideration comprised of 58% cash, or $552.0 million, and 42% ERI common stock, or 28.5 million newly issued shares of ERI common stock. The total purchase consideration was $1.93 billion (See Note 3).

In connection with the Isle Acquisition, the Company completed a debt financing transaction comprised of: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion with a (i) term loan facility of $1.45 billion and (ii) revolving credit facility of $300.0 million and (b) $375.0 million of senior unsecured notes. The proceeds of such borrowings were used to pay the cash portion of the consideration payable in the Isle Merger, refinance all of Isle’s existing credit facilities, redeem or otherwise repurchase all of Isle’s senior and senior subordinated notes, refinance the Company’s existing credit facility and pay transaction fees and expenses related to the foregoing (See Note 9 for further discussion of the refinancing transaction and terms of such indebtedness).

On September 13, 2017, the Company issued an additional $500.0 million in aggregate principal amount of its 6% Senior Notes (as defined below) at an issue price equal to 105.5% of the principal amount. The 6% Senior Notes were issued as additional notes under the New Indenture dated March 29, 2017 (as defined below), as supplemented by the supplemental indenture dated as of May 1, 2017 between the Company, the guarantors party thereto and U.S. Bank National Association, pursuant to which the Company previously issued $375.0 million aggregate principal amount of 6% Senior Notes. The additional 6% Senior Notes formed part of a single class of securities together with the initial 6% Senior Notes for all purposes under the New Indenture, including waivers, amendments, redemptions and offers to purchase.

Transaction expenses attributed to the Isle Acquisition are reported on the accompanying statements of income related to legal, accounting, financial advisory services, severance, stock awards and other costs totaling $92.8 million and $8.6 million during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, $0.1 million of accrued costs and expenses related to the Isle Acquisition are included in accrued other liabilities. Additionally, we recognized a loss of $27.3 million for the year ended December 31, 2017 related to the extinguishment of Isle debt and the payment of interest and call premiums in conjunction with the Isle Acquisition.

On August 22, 2016, Isle entered into a definitive agreement (the “Agreement”) to sell its casino and hotel property in Lake Charles, Louisiana, for $134.5 million, subject to a customary purchase price adjustment, to an affiliate of Laguna Development Corporation (the “Buyer”), a Pueblo of Laguna-owned business based in Albuquerque, New Mexico. The Agreement was assumed by the Company at the Isle Acquisition Date. On November 21, 2017, the Company terminated the Agreement. The closing of the transaction was subject to certain closing conditions, including obtaining certain gaming approvals, and was to occur on or before the termination date, which had been extended by the parties to November 20, 2017. The Buyer did not obtain the required gaming approvals prior to the termination date, and pursuant to the terms of the Agreement, the Company retained the Buyer’s $20.0 million deposit. The Buyer agreed to the termination and its terms. The $20.0 million forfeited deposit was recorded as income on the accompanying statements of income as “Proceeds from Terminated Sale.” In previous periods, the operations of Lake Charles have been classified as discontinued operations and as assets held for sale for all periods presented. As a result of the termination, Lake Charles is no longer classified as assets held for sale and accounted for as discontinued operations and is included in our results of operations for the eight-month period from the Isle Acquisition Date through December 31, 2017.

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

Cash and Cash Equivalents.  Cash equivalents include investments in money market funds. Investments in this category can be redeemed immediately at the current net asset value per share. A money market fund is a mutual fund whose investments are primarily in short‑term debt securities designed to maximize current income with liquidity and capital preservation, usually maintaining per share net asset value at a constant amount, such as one dollar. Cash and cash equivalents also includes cash maintained for gaming operations. The carrying amounts approximate the fair value because of the short maturity of those instruments (Level 1).

Restricted Cash and Investments.  Restricted cash includes cash reserved for unredeemed winning tickets from the Company’s racing operations, funds related to horsemen’s fines and certain simulcasting funds that are restricted to payments for improving horsemen’s facilities and racing purses, cash deposits that serve as collateral for letters of credit, surety bonds and short-term certificates of deposit that serve as collateral for certain bonding requirements. The estimated fair values of our restricted cash and investments are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts we would expect to receive if we sold our restricted cash and investments. Restricted investments, included in Other Assets, net, relate to trading securities pledged as collateral by our captive insurance wholly-owned subsidiary.

The Company also has certificates of deposit which are used for security with the Nevada Department of Insurance for its self‑insured workers compensation, West Virginia Division of Environmental Protection and Port Resources for the land lease at Lake Charles. The Nevada certificate of deposit of $628,000 matured on January 28, 2018 at which time it was renewed and the maturity date was extended to January 29, 2019. The West Virginia certificates of deposits in the amounts of $123,000 and $76,000 both mature on October 27, 2018 and the Lake Charles certificate of deposit is for $1.0 million and matures on July 13, 2018.

Marketable Securities. Marketable securities consist primarily of trading securities held by the Company’s captive insurance subsidiary. The trading securities are primarily debt and equity securities that are purchased with the intention to resell in the near term. The trading securities are carried at fair value with changes in fair value recognized in current period income, and this accounting policy was implemented as of the Isle Acquisition Date. For the year ended December 31, 2017, we recorded a $0.1 million loss related to the change in fair value which is included in corporate expenses in the accompanying statements of income.

Accounts Receivable and Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and assessments of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non‑interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2017 and 2016, no significant concentrations of credit risk related to receivables existed.

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

Buildings and improvements	10 to 40 years
Land improvements	10 to 20 years
Furniture, fixtures and equipment	3 to 20 years
Riverboat	10 to 25 years

Investment in Unconsolidated Affiliates. The Company’s investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method and included in other assets, net. The Company does have variable interests in variable interest entities; however, we are not the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rate. There were no impairments of the Company’s equity method investments during 2017, 2016 or 2015.

Goodwill and Other Intangible Assets and Non‑Operating Real Properties.  Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests in the fourth quarter of each fiscal year. As a result of the annual impairment review for goodwill and indefinite-lived intangible assets, the Company recorded impairment charges of $34.9 million and $3.1 million related to goodwill and trade names, respectively, in 2017. No impairments were indicated as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2016 or 2015.

We have designated certain assets, consisting principally of land and undeveloped properties, as non‑operating real property and have declared our intent to sell those assets. However, we do not anticipate that we will be able to sell the majority of the assets within the next twelve months. As such, these properties are not classified as held‑for‑sale as of December 31, 2017.

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

Self‑Insurance Reserves.  The Company is self‑insured for various levels of general liability, employee medical insurance coverage and workers’ compensation coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. We utilize independent consultants to assist management in its determination of estimated insurance liabilities. While the total cost of claims incurred depends on future developments, in managements’ opinion, recorded reserves are adequate to cover future claims payments. Self-insurance reserves for employee medical claims and workers’ compensations are included in accrued payroll and related on the consolidated balance sheets. Self-insurance reserves for general liability claims are included in accrued other liabilities on the consolidated balance sheets.

Outstanding Chip Liability.  The Company recognizes the impact on gaming revenues on an annual basis to reflect an estimate of the change in the value of outstanding chips that are not expected to be redeemed. This estimate is determined by measuring the difference between the total value of chips placed in service less the value of chips in the inventory of chips under our control. This measurement is performed on an annual basis utilizing a methodology in which a consistent formula is applied to estimate the percentage value of chips not in custody that are not expected to be redeemed. In addition to the formula, certain judgments are made with regard to various denominations and souvenir chips. The outstanding chip liability is included in accrued other liabilities on the consolidated balance sheets.

Loyalty Program.  The Company offers programs at its properties whereby our participating patrons can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. Based upon the estimated redemptions of frequent player program points, an estimated liability is established for the cost of redemption of earned but unredeemed points. The estimated cost of redemption utilizes estimates and assumptions of the mix of the various product offerings for which the points will be redeemed and costs of such product offerings. Changes in the programs, membership levels and changes in the redemption patterns of our participating patrons can impact this liability. The loyalty program liability is included in accrued other liabilities on the consolidated balance sheets.

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

The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The Company rewards customers, through the use of our loyalty programs, with complimentaries based on amounts wagered or won that can be redeemed for a specified time period. The Company also offers discretionary coupons to our customers, the retail values of which are included as a component of promotional allowances in the accompanying consolidated statements of income in accordance with FASB Section 605‑50 for revenue recognition.

The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Food and beverage	$87,677	$56,335	$44,998
Hotel	37,117	27,070	15,711
Other	8,291	6,895	4,048
	$133,085	$90,300	$64,757

The costs of providing such complimentary services are recorded in casino expenses in the accompanying consolidated statements of income and are estimated as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Food and beverage	$73,823	$39,288	$31,220
Hotel	15,795	10,077	6,638
Other	6,295	4,672	2,330
	$95,913	$54,037	$40,188

Advertising.  Advertising costs are expensed in the period the advertising initially takes place and are included in marketing and promotions expenses. Advertising costs included in marketing and promotion expenses were $33.0 million, $15.5 million and $11.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Income Taxes.  We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred income tax liabilities and deferred income tax assets for the difference between the book basis and tax basis of assets and liabilities. We have recorded valuation allowances related to net operating loss carry forwards and certain temporary differences. Recognizable future tax benefits are subject to a valuation allowance, unless such tax benefits are determined to be more-likely-than-not realizable. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Stock‑Based Compensation. We account for stock‑based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. ASC 718 requires all share‑based payments to employees and non‑employee members of the Board of Directors, including grants of stock options and restricted stock units (“RSUs”), to be recognized in the consolidated statements of income based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or until an employee’s eligible retirement date, if earlier.

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

Reclassifications

Certain reclassifications of prior period presentations have been made to conform to the current period presentation.

Recently Issued Accounting Pronouncements – New Developments

In May 2014 (amended January 2017), the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606) which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and eliminates existing industry guidance, including revenue recognition guidance specific to the gaming industry. The FASB has also recently issued several amendments to the standard, including narrow-scope improvements and practical expedients (ASU 2016-12) and clarification on accounting for and identifying performance obligations (ASU 2016-10). The core principle of the revenue model indicates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for interim and annual periods beginning after December 15, 2017. While early adoption is permitted for interim and annual periods beginning after December 15, 2016, we adopted this standard effective January 1, 2018, and elected to apply the full retrospective adoption method.

The adoption of the new standard on January 1, 2018, principally affects the presentation of promotional allowances and how the Company measures the liability associated with our customer loyalty programs. The current presentation of gross revenues for complimentary goods and services provided to guests with a corresponding offsetting amount included in promotional allowances will be eliminated. This adjustment in presentation of promotional allowances will not have an impact on the Company’s historically reported net operating revenues.

Liabilities associated with our customer loyalty programs are no longer valued at cost; rather a deferred revenue model is used to account for the classification and timing of revenue to be recognized related to the redemption of loyalty program liabilities by the customer. Points earned under the Company’s loyalty programs are deemed to be separate performance obligations, and recorded as a reduction of casino revenues when earned at the retail value of such benefits owed to the customer and recognized as departmental revenue based on where such points are redeemed, upon fulfillment of the performance obligation. Upon adoption, the Company’s change in liability associated with the customer loyalty programs will not be significant. Accordingly, we expect the cumulative effect adjustment to our retained earnings upon adoption will not be significant.

Subsequent to the adoption of Topic 606, food and beverage, lodging and other services furnished to our guests on a complimentary basis will be measured at the respective estimated standalone selling prices and included as revenues within food and beverage, lodging, and retail, entertainment and other, which will result in a corresponding decrease in gaming revenues. The costs of providing such complimentary goods and services will be included as expenses within food and beverage, lodging, and retail, entertainment and other, which will result in a decrease in casino expenses.

Additionally, as a result of the adoption of the new standard, certain adjustments and other reclassifications to and between revenue categories and to and between expense categories were required; however, the amounts associated with such adjustments will not have a significant impact on the Company’s previously reported operating income or net income.

In January 2017, the FASB issued Accounting Standards Update ASU No. 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment.” This amended guidance is intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The elimination of Step 2 from the goodwill impairment test should reduce the cost and complexity of evaluating goodwill for impairment. Amendments should be applied on a prospective basis disclosing the nature of and reason for the change in accounting principle upon transition. Disclosure should be provided in the first annual period and in the interim period in which the entity initially adopts the amendments. Updated amendments are effective for the interim and annual periods beginning after December 15, 2019, and early adoption is permitted. We adopted this guidance effective October 1, 2017, and, in conjunction with the Company’s annual impairment assessment, recorded a $34.9 million goodwill impairment charge in 2017.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations – Clarifying the Definition of a Business.” This amendment is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. Amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business and to provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments are effective for interim and annual periods beginning after December 15, 2017. Early adoption is allowed as follows: (1) transactions for which acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We currently anticipate adopting this accounting standard during the first quarter of 2018, and the adoption will result in future acquisitions which do not involve substantive processes being accounted for as asset acquisitions.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash.” This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and cash equivalents. The amendments in this update are effective for the interim and annual periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We adopted this standard effective January 1, 2018, which will impact the presentation of the Statement of Cash Flows as well as require additional footnote disclosure to reconcile the balance sheet to the revised cash flow presentation.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This new guidance is intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. We adopted this standard effective January 1, 2018, which should not have a significant impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases” which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.

Currently, we do not have any material capital leases or any material operating leases where we are the lessor. Our operating leases, primarily relating to certain ground leases and slot machines or VLTs, will be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption of ASU 2016-02 are still being analyzed, and we are in the process of evaluating the full effect the new guidance will have on our consolidated financial statements including any new considerations with respect to the Isle Acquisition.

Note 3. Isle Acquisition and Reno Acquisition and Preliminary Purchase Accounting

Preliminary Purchase Price Accounting – Isle of Capri

On May 1, 2017, the Company completed its acquisition of Isle. The purchase consideration and allocation are still considered preliminary pending management’s final assessment of fair values. The total purchase consideration in the Isle Acquisition was determined with reference to the fair value on the date of the Merger Agreement as follows:

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

(1)

The cash component of the consideration represents 58% of the aggregate consideration paid in the Isle Acquisition. The Merger Agreement provided that Isle stockholders could elect to exchange each share of Isle common stock for either $23.00 in cash or 1.638 shares of ERI common stock, subject to proration such that the outstanding shares of Isle common stock will be exchanged for aggregate consideration comprised of 58% cash and 42% ERI common stock. See discussion of Stock Consideration component in note (2) below.

(2)

The Stock Consideration component of the consideration represents 42% of the aggregate consideration paid in the Isle Acquisition. The Merger Agreement provided that 58% of the aggregate consideration would be paid by ERI in cash, as described in note (1) above. The remaining 42% of the aggregate consideration was paid in shares of ERI common stock. The total Stock Consideration and per share consideration above were based on the ERI stock price on April 28, 2017 (the last business day prior to Isle Acquisition Date) which was $19.12 per share.

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

The following table summarizes the preliminary purchase accounting of the purchase consideration to the identifiable assets acquired and liabilities assumed in the Isle Acquisition as of the Isle Acquisition Date, with the excess recorded as goodwill. The fair values were based on management’s analysis, including preliminary work performed by third-party valuation specialists. The following table summarizes our preliminary purchase price accounting of the acquired assets and liabilities as of December 31, 2017 (dollars in thousands):

Current and other assets, net	$135,925
Property and equipment	908,816
Goodwill	715,196
Intangible assets (i)	517,470
Other noncurrent assets	15,082
Total assets	2,292,489
Current liabilities	(144,306)
Deferred income taxes (ii)	(186,772)
Other noncurrent liabilities	(26,666)
Total liabilities	(357,744)
Net assets acquired	$1,934,745

(i)	Intangible assets consist of gaming licenses, trade names, and player relationships.
(ii)	Deferred tax liabilities were derived based on fair value adjustments for property and equipment and identified intangibles.

During the three months ended December 31, 2017, the Company adjusted the Isle of Capri preliminary purchase price accounting, as disclosed in the June 30, 2017 and September 30, 2017 Form 10-Q filings, to their updated values. Except for the reclassification of the Lake Charles assets and liabilities, which were previously classified as assets held for sale as of the Isle Acquisition Date and reversed as a result of the sale termination, the updated purchase price accounting resulted in minimal changes and refinements by management.

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

ERI has assigned an indefinite useful life to the gaming licenses, in accordance with its review of the applicable guidance of ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”). The standard required ERI to consider, among other things, the expected use of the asset, the expected useful life of other related asset or asset group, any legal, regulatory, or contractual provisions that may limit the useful life, ERI’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, ERI determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. The acquired Isle properties currently have licenses in Louisiana, Pennsylvania, Iowa, Missouri, Mississippi, Florida and Colorado. The renewal of each state’s gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state’s gaming regulator, and meeting certain inspection requirements. However, ERI’s historical experience has not indicated, nor does ERI expect, any limitations regarding its ability to continue to renew each license. No other competitive, contractual, or economic factor limits the useful lives of these assets. Accordingly, ERI has preliminarily concluded that the useful lives of these licenses are indefinite.

For the period from the Isle Acquisition Date through December 31, 2017, Isle and its subsidiaries generated net revenue of $599.6 million and net income of $102.6 million.

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

Unaudited Pro Forma Information – Isle Acquisition

The following unaudited pro forma information presents the results of operations of the Company for the years ended December 31, 2017 and 2016, as if the Isle Acquisition had both occurred on January 1, 2016 (in thousands except per share data).

	For the years ended December 31,
	2017	2016
Net revenues	$1,803,522	$1,832,601
Net income	173,587	28,413

These pro forma results do not necessarily represent the results of operations that would have been achieved if the acquisition had taken place on January 1, 2016, nor are they indicative of the results of operations for future periods. The pro forma amounts include the historical operating results of the Company and Isle prior to the Isle Acquisition with adjustments directly attributable to the Isle Acquisition.

Note 4. Accounts Receivable

Components of accounts receivable, net are as follows (in thousands):

	December 31,
	2017	2016
Accounts receivable	$47,017	$15,915
Allowance for doubtful accounts	(1,220)	(1,221)
Total	$45,797	$14,694

Reserve for Uncollectible Accounts Receivable

We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts. In 2017 and 2016, the Company’s bad debt expense totaled $0.5 million and $0.2 million, respectively.

Note 5. Investment in Unconsolidated Affiliates

Hotel Partnership.  The Company holds a 42.1% variable interest in a partnership with other investors that developed a new 118-room Hampton Inn & Suites hotel at Scioto Downs that opened in March 2017. Pursuant to the terms of the partnership agreement, the Company contributed $1.0 million of cash and 2.4 acres of a leasehold immediately adjacent to The Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership constructed the hotel at a cost of $16.0 million and other investor members operate the hotel. In November 2017, the Company contributed $0.6 million to the partnership for its proportionate share of additional construction costs pursuant to the partnership agreement. At December 31, 2017 and 2016, the Company’s investment in the partnership was $1.5 million and $1.3 million, respectively, recorded in “Other Assets, Net” in the consolidated balance sheets, representing the Company’s maximum loss exposure. As of December 31, 2017, the Company’s receivable from the partnership totaled $0.2 million and is reflected on the accompanying balance sheet under “Due from Affiliates.”

Silver Legacy Joint Venture.  Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”) and Galleon, Inc. entered into the Silver Legacy Joint Venture pursuant to a joint venture agreement (the “Joint Venture Agreement”) to develop the Silver Legacy.

On the Reno Acquisition Date, Eldorado Resorts LLC consummated the acquisition of the other 50% membership interest in the Silver Legacy Joint Venture owned by Galleon, Inc. pursuant to the Purchase Agreement. As a result of these transactions, ELLC became a wholly-owned subsidiary of ERI and Silver Legacy became an indirect wholly‑owned subsidiary of ERI. In conjunction with the Reno Acquisition, we recorded a $35.6 million gain related to the valuation of the pre-acquisition investment in the Silver Legacy Joint Venture.

Equity in income related to the Silver Legacy Joint Venture for the 2015 period prior to the Reno Acquisition Date amounted to $3.5 million.

Summarized information for the Company’s investment in and advances to the Silver Legacy Joint Venture for 2015 prior to its acquisition by the Company is as follows (in thousands):

Period from, January 1, 2015 through November 23,
2015
Beginning balance	$14,009
Equity in income of unconsolidated affiliate	3,460
Valuation of unconsolidated affiliate	35,582
Net acquisition of non-controlling interest	3,449
Ending balance	$56,500

Summarized results of operations for the Silver Legacy Joint Venture are as follows (in thousands):

Period from, January 1, 2015 through November 23,
2015
Net revenues	$117,029
Operating expenses	(90,608)
Operating income	26,421
Other expense	(19,226)
Net income	$7,195

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Land and improvements	$284,374	$54,604
Buildings and other leasehold improvements	1,187,642	628,390
Riverboat	61,091	40,148
Furniture, fixtures and equipment	420,399	251,504
Furniture, fixtures and equipment held under capital leases (Note 16)	870	3,571
Construction in progress	14,451	6,985
	1,968,827	985,202
Less—Accumulated depreciation and amortization	(466,010)	(372,860)
Property and equipment, net	$1,502,817	$612,342

Substantially all property and equipment is pledged as collateral under our long‑term debt (see Note 9).

Depreciation expense, including amortization expense on capital leases, was $100.9 million, $58.9 million and $51.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, accumulated depreciation and amortization includes $0.4 million and $2.9 million, respectively, related to assets acquired under capital leases.

Note 7. Other and Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	December 31,
	2017	2016	Useful Life
Goodwill	$747,106	$66,826	Indefinite

Gaming licenses	$877,174	$482,074	Indefinite
Trade names	108,250	3,100	Indefinite
Trade names	6,700	6,700	1 - 3.5 years
Loyalty programs	21,820	7,700	1 - 3 years
Subtotal	1,013,944	499,574
Accumulated amortization trade names	(6,290)	(4,376)
Accumulated amortization loyalty programs	(10,838)	(7,700)
Total gaming licenses and other intangible assets	$996,816	$487,498

Non-operating real property	$18,069	$14,219

Unamortized debt issuance costs - New Revolving Credit Facility	$8,616	$—
Restricted cash	9,886	—
Other	12,130	11,406
Total other assets, net	$30,632	$11,406

Goodwill is the excess of the purchase price of acquiring MTR Gaming and Isle over the fair market value of the net assets acquired.

Gaming licenses represent intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. These gaming license rights are not subject to amortization as the Company has determined that they have indefinite useful lives.

During the fourth quarter of 2017, the Company performed its annual impairment tests of its intangible assets by reviewing each of its reporting units. The goodwill analysis of the Company’s Lake Charles, Lula and Vicksburg reporting units indicated the fair value of Lake Charles’ and Vicksburg’s goodwill and all three reporting units’ trade names were less than their carrying values.

The Company adopted the new guidance under ASU No. 2017-04, which eliminated Step 2 from the impairment test. As a result of its analysis, the Company recorded a $38.0 million impairment charge in 2017 comprised of the following: $1.5 million, $0.3 million and $1.3 million related to trade names for Lake Charles, Lula and Vicksburg, respectively, and $11.7 million and $23.2 million related to goodwill for Lake Charles and Vicksburg, respectively.

The Company’s goodwill impairment charges in 2017 were primarily the result of expected decreases in future cash flows as a result of unfavorable economic conditions and the impact of changes in our competitors. The non-recurring fair values used in our determination of the goodwill impairment charges considered Level 2 and 3 inputs, including the review of comparable activities in the marketplace, discounted cash flows and market based multiple valuation methods.

The Company’s trade name impairment charges in 2017 were primarily the result of expected decreases in future net revenues. The non-recurring fair values used in our determination of the trade name impairment charges considered Level 2 and 3 inputs, including use of the relief‑from‑royalty method.

Amortization expense with respect to trade names and the loyalty program for the year ended December 31, 2017 and 2016 amounted to $5.1 million and $4.5 million, respectively, which is included in depreciation and amortization in the consolidated statements of income. Such amortization expense is expected to be $5.0 million, $4.6 million, and $1.5 million for the years ended December 31, 2018, 2019 and 2020, respectively.

Note 8. Accrued Other Liabilities

Accrued other liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued general liability claims	$13,816	$3,228
Unclaimed chips	4,743	1,946
Accrued purses and track related liabilities	3,256	1,007
Jackpot progressives and other accrued gaming liabilities	18,724	6,678
Player's point liabilities	7,061	2,989
Construction payables	5,276	4,005
Other	8,470	7,795
Total accrued other liabilities	$61,346	$27,648

Note 9. Long‑Term Debt and Other Long-Term Liabilities

Long-term debt consisted of the following (in thousands):

	December 31,
	2017	2016
New Term Loan	$956,750	$—
Less: Unamortized discount and debt issuance costs	(18,748)	—
Net	938,002	—
6% Senior Notes	875,000	—
Plus: Unamortized debt premium	26,605	—
Less: Unamortized debt issuance costs	(20,716)	—
Net	880,889	—
7% Senior Notes	375,000	375,000
Less: Unamortized discount and debt issuance costs	(7,146)	(8,141)
Net	367,854	366,859
Term Loan	—	418,625
Less: Unamortized discount and debt issuance costs	—	(12,578)
Net	—	406,047
Prior Revolving Credit Facility	—	29,000
Less: Unamortized debt issuance costs	—	(2,023)
Net	—	26,977
Capital leases	917	543
Long-term notes payable	2,531	—
Less: Current portion	(615)	(4,545)
Total long-term debt	$2,189,578	$795,881

Maturities of the principal amount of the Company’s long-term debt as of December 31, 2017 are as follows:

Years ending December 31,	(In thousands)
2018	$615
2019	425
2020	172
2021	116
2022	126
Thereafter	2,208,744
$2,210,198

In connection with the Isle Acquisition, the Company completed a debt financing transaction comprised of: (a) a senior secured credit facility in an aggregate principal amount of $1.75 billion with a (i) term loan facility of $1.45 billion and (ii) revolving credit facility of $300.0 million and (b) $375.0 million of 6% senior unsecured notes. The proceeds of such borrowings were used to pay the cash portion of the consideration payable in the Isle Merger, refinance all of Isle’s existing credit facilities, redeem or otherwise repurchase all of Isle’s and senior and senior subordinated notes, refinance the Company’s existing credit facility and pay transaction fees and expenses related to the foregoing.

On September 13, 2017, the Company issued an additional $500.0 million in aggregate principal amount of its 6% Senior Notes (as defined below) at an issue price equal to 105.5% of the principal amount. The 6% Senior Notes were issued as additional notes under the 6% Senior Notes Indenture dated March 29, 2017 (as defined below), as supplemented by the supplemental indenture dated as of May 1, 2017 between the Company, the guarantors party thereto and U.S. Bank National Association, pursuant to which the Company previously issued $375.0 million aggregate principal amount of 6% Senior Notes. The additional 6% Senior Notes formed part of a single class of securities together with the initial 6% Senior Notes for all purposes under the 6% Senior Notes Indenture, including waivers, amendments, redemptions and offers to purchase.

The Company used the proceeds of the offering to repay all of the outstanding borrowings under the New Revolving Credit Facility (as defined below) totaling $78.0 million and used the remainder to repay outstanding borrowings totaling $444.5 million under the New Term Loan plus related accrued interest.

Amortization of the debt issuance costs and the discount and premium associated with our indebtedness totaled $6.3 million and $3.5 million for the years ended December 31, 2017 and 2016, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense. Amortization expense with respect to deferred financing costs on the Company’s senior secured notes amounted to $0.5 million for year ended December 31, 2015.

In accordance with ASC Topic 470-50, “Debt Modifications and Extinguishments” (“ASC 470-50”), the Company recognized a loss totaling $27.3 million for the year ended December 31, 2017 as a result of the refinance of the Prior Credit Facility (as defined below) in May 2017. The Company also recognized a loss totaling $11.1 million as a result of the issuance of additional 6% Senior Notes in September 2017 resulting in a combined total loss of $38.4 million for the year ended December 31, 2017.

Scheduled maturities of long‑term debt are $375.0 million in 2023, $956.8 million in 2024, and $875.0 million in 2025.

The Company is a holding company with no independent assets or operations. Our 6% Senior Notes and 7% Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by the subsidiary guarantors. As of December 31, 2017, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

Other Long-Term Liabilities

In conjunction with the Isle Acquisition, the Company acquired the existing lease and management agreements at its Nemacolin location. Under the terms of the agreements, Nemacolin Woodland Resort (“Resort”) provided land, land improvements and a building for the casino property. In accordance with ASC 840, the Company was deemed, for accounting purposes only, to be the owner of these assets provided by the Resort during the construction and casino operating periods due to the Company’s continuing involvement. Therefore, the transaction was accounted for using the direct financing method. As of December 31, 2017, the Company recorded property and equipment, net of accumulated depreciation, of $4.2 million, and a liability of $4.5 million in other long-term liabilities related to the agreement.

In conjunction with the Isle Acquisition, the Company acquired the existing lease and management agreements at its Bettendorf location. Under the terms of the agreements with the City of Bettendorf, Iowa, the Company leases, manages, and provides financial and operating support for the convention center (Quad-Cities Waterfront Convention Center). In accordance with ASC 840, the Company was deemed, for accounting purposes only, to be the owner of the convention center due to the Company’s continuing involvement. Therefore, the transaction was accounted for using the direct financing method. As of December 31, 2017, the Company recorded property and equipment, net of accumulated depreciation, of $11.9 million, and a liability of $12.5 million in other long-term liabilities related to the agreement.

Senior Notes

7.0% Senior Notes

On July 23, 2015, the Company issued at par $375.0 million in aggregate principal amount of 7.0% senior notes due 2023 (“7% Senior Notes”) pursuant to the Indenture, dated as of July 23, 2015 (the “7% Senior Notes Indenture”), between the Company and U.S. Bank, National Association, as Trustee. The 7% Senior Notes will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

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

Prior to August 1, 2018, the Company may redeem all or a portion of the 7% Senior Notes at a price equal to 100% of the 7% Senior Notes redeemed plus accrued and unpaid interest to the redemption date, plus a “make-whole” premium. At any time prior to August 1, 2018, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the 7% Senior Notes with proceeds of certain equity financings at a redemption price equal to 107% of the principal amount of the 7% Senior Notes redeemed, plus accrued and unpaid interest. If the Company experiences certain change of control events (as defined in the 7% Senior Notes Indenture), it must offer to repurchase the 7% Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the 7% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase dates.

The 7% Senior Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The 7% Senior Notes Indenture contains certain covenants limiting, among other things, the Company’s ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

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

These covenants are subject to a number of exceptions and qualifications as set forth in the 7% Senior Notes Indenture. The 7% Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 7% Senior Notes to be declared due and payable. As of December 31, 2017, the Company was in compliance with all of the covenants under the 7% Senior Notes Indenture relating to the 7% Senior Notes.

6.0% Senior Notes

On March 29, 2017, Eagle II Acquisition Company LLC (“Eagle II”), a wholly-owned subsidiary of the Company, issued $375.0 million aggregate principal amount of 6% Senior Notes due 2025 (the “6% Senior Notes”) pursuant to an indenture, dated as of March 29, 2017 (the “6% Senior Notes Indenture”), between Eagle II and U.S. Bank, National Association, as Trustee. The 6% Senior Notes will mature on April 1, 2025, with interest payable semi-annually in arrears on April 1 and October 1, commencing October 1, 2017. The proceeds of the offering, and additional funds in the amount of $1.9 million in respect of interest expected to be accrued on the 6% Senior Notes, were placed in escrow pending satisfaction of certain conditions, including consummation of the Isle Acquisition. In connection with the consummation of the Isle Acquisition on May 1, 2017, the escrowed funds were released and the Company assumed Eagle II’s obligations under the 6% Senior Notes and the 6% Senior Notes Indenture and certain of the Company’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of the Company’s obligations under the 6% Senior Notes.

On September 13, 2017, the Company issued an additional $500.0 million principal amount of its 6% Senior Notes at an issue price equal to 105.5% of the principal amount of the 6% Senior Notes. The additional notes were issued pursuant to the 6% Senior Notes Indenture that governs the 6% Senior Notes. The Company used the proceeds of the offering to repay $78.0 million of outstanding borrowings under the revolving credit facility and used the remainder to repay $444.5 million outstanding borrowings under the term loan facility and related accrued interest.

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

Prior to April 1, 2020, the Company may redeem all or a portion of the 6% Senior Notes at a price equal to 100% of the 6% Senior Notes redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to April 1, 2020, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the 6% Senior Notes with proceeds of certain equity financings at a redemption price equal to 106% of the principal amount of the 6% Senior Notes redeemed, plus accrued and unpaid interest. If the Company experiences certain change of control events (as defined in the 6% Senior Notes Indenture), it must offer to repurchase the 6% Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the 6% Senior Notes at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

The 6% Senior Notes are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The 6% Senior Notes Indenture contains certain covenants limiting, among other things, the Company’s ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

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

These covenants are subject to a number of exceptions and qualifications as set forth in the 6% Senior Notes Indenture. The 6% Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6% Senior Notes to be declared due and payable. As of December 31, 2017, the Company was in compliance with all of the covenants under the 6% Senior Notes Indenture relating to the 6% Senior Notes.

Refinancing of the Term Loan and Revolving Credit Facility

Credit Facility

On July 23, 2015, the Company entered into a new $425.0 million seven year term loan (the “Term Loan”) and a $150.0 million five year revolving credit facility (the “Prior Revolving Credit Facility” and, together with the Term Loan, the “Prior Credit Facility”).

The Term Loan bore interest at a rate per annum of, at the Company’s option, either LIBOR plus 3.25%, with a LIBOR floor of 1.0%, or a base rate plus 2.25%. Borrowings under the Prior Revolving Credit Facility bore interest at a rate per annum of, at the Company’s option, either LIBOR plus a spread ranging from 2.5% to 3.25% or a base rate plus a spread ranging from 1.5% to 2.25%, in each case with the spread determined based on the Company’s total leverage ratio. Additionally, the Company paid a commitment fee on the unused portion of the Prior Revolving Credit Facility not being utilized in the amount of 0.50% per annum.

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

As of December 31, 2017, the Company had $956.8 million outstanding on the New Term Loan. There were no borrowings outstanding under the New Revolving Credit Facility as of December 31, 2017. The Company had $291.6 million of available borrowing capacity, after consideration of $8.4 million in outstanding letters of credit, under its New Revolving Credit Facility as of December 31, 2017. At December 31, 2017, the weighted average interest rate on the New Term Loan was 3.6%, and the weighted average interest rate on the New Revolving Credit Facility was 4.0% based upon the weighted average interest rate of borrowings outstanding during 2017.

The Company applied the net proceeds of the New Term Loan Facility and borrowings under the New Revolving Credit Facility, together with the proceeds of the 6% Senior Notes and cash on hand, to (i) pay the cash portion of the consideration payable in the Isle Merger, (ii) refinance all of the debt outstanding under Isle’s existing credit facility, (iii) redeem or otherwise repurchase all of Isle’s outstanding senior and senior subordinated notes, (iv) refinance the Company’s Prior Credit Facility and (v) pay fees and costs associated with the foregoing.

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

The New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the subsidiary guarantors to incur debt; create liens; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; or modify their lines of business.

The New Credit Facility is secured by substantially all of the Company’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the New Credit Facility (other than certain subsidiary guarantors designated as immaterial) (the “New Credit Facility Guarantors”), whether owned on the closing date of the New Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the New Credit Facility Guarantors. The New Credit Facility is also secured by a pledge of all of the equity owned by the Company and the New Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the New Credit Facility Guarantors to incur additional indebtedness, create liens, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

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

The New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to our other indebtedness including the Notes, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts outstanding thereunder and taking all actions permitted to be taken by a secured creditor. As of December 31, 2017, the Company was in compliance with the covenants under the New Credit Facility.

Note 10. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) creating a new limitation on deductible interest expense; (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (5) bonus depreciation that will allow for full expensing of qualified property; and (6) limitations on the deductibility of certain executive compensation.

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, for certain of our net deferred tax liabilities, we have recorded a decrease of $112.4 million, net of the related change in valuation allowance, with a corresponding net adjustment to deferred income tax benefit for the year ending December 31, 2017 as a result of the corporate rate reduction. While we were able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to additional guidance issued by the U.S. Treasury Department and the Internal Revenue Service regarding compensation deferred taxes, as well as the state tax effect of adjustments made to federal temporary differences.

While we have not yet completed all of the computations necessary or completed an inventory of our 2017 expenditures that qualify for immediate expensing, we have recorded a provisional benefit based on our current intent to fully expense all qualifying expenditures. This did not result in any significant change to our current income tax payable or in our deferred tax liabilities due to our federal and state net operating loss carry forwards.

The components of the Company’s provision for income taxes for the years ended December 31, 2017, 2016 and 2015 are presented below (amounts in thousands).

	2017	2016	2015
Current:
Federal	$(3,959)	$(12)	$(29)
State	380	1,173	665
Local	(627)	739	557
Total current	(4,206)	1,900	1,193
Deferred:
Federal	(105,058)	12,881	(68,103)
State	(29)	(1,448)	(2,691)
Local	(7,977)	(89)	21
Total deferred	(113,064)	11,344	(70,773)
Income tax (benefit) expense	$(117,270)	$13,244	$(69,580)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes	2.8%	4.3%	1.0%
State tax rate adjustment	5.7%	—%	(3.3)%
Stock compensation	2.3%	(2.0)%	—%
Permanent items	(4.6)%	1.5%	0.4%
Goodwill impairment	(27.1)%	—%	—%
Transaction expenses	(10.7)%	—%	—%
Tax Cuts and Jobs Act	265.5%	—%	—%
Valuation allowance	(2.3)%	(3.6)%	(180.5)%
Minority interest	(0.1)%	0.1%	0.2%
Change in tax status	—%	—%	18.2%
Non-taxable gain on fair value adjustment	—%	—%	(27.9)%
Credits	3.5%	(1.8)%	(1.0)%
Other	0.6%	1.3%	1.9%
Effective income tax rate	270.6%	34.8%	(156.0)%

For the year ended December 31, 2017, the difference between the effective rate and the statutory rate is attributable primarily to the impact of the Tax Act discussed more fully below, non-deductible asset impairment charges and non-deductible transaction costs incurred and changes in the effective state tax rate associated with the acquisition of Isle of Capri. The Company continues to provide for a valuation allowance against net federal and state deferred tax assets associated with non-operating land, the sale of which could result in capital losses that can only be offset against capital gains. The Company also continues to provide for a valuation allowance against net state deferred tax assets relating to certain operations in Pennsylvania, Louisiana, Colorado and Iowa. Management determined it was not more-likely-than-not that the Company will realize these net deferred tax assets.

For the year ended December 31, 2016, the difference between the effective rate and the statutory rate is attributable primarily to the release of a majority of the state valuation allowances on the Company’s West Virginia deferred tax assets and excess tax benefits on stock compensation under Accounting Standards Update 2016-09, Compensation – Stock Compensation, which the Company adopted effective the first quarter of 2016. The Company continues to provide for a valuation allowance against net federal and state deferred tax assets associated with non-operating land, the sale of which could result in capital losses that can only be offset against capital gains. As of December 31, 2016, the Company also continued to provide for a valuation allowance against net state deferred tax assets relating to operations in Pennsylvania. Management determined it was not more-likely-than-not that the Company will realize these net deferred tax assets.

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

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. For the year ended December 31, 2015, the Company was in a three-year cumulative income position and management concluded it was more-likely-than-not to realize its federal, Louisiana and City of Columbus, Ohio deferred tax assets, with the exception of non-operating land. The recognition of the federal deferred tax assets during 2015 resulted in an income tax benefit of $80.3 million. For the year ended December 31, 2016, the Company remained in a three-year cumulative income position and management concluded it was more-likely-than-not to realize its federal, Louisiana, City of Columbus, Ohio and West Virginia deferred tax assets, with the exception of non-operating land. The recognition of the West Virginia deferred tax assets during 2016 resulted in an income tax benefit of $1.4 million. For the year ended December 31, 2017, the Company remained in a three-year cumulative income position and management concluded it is more-likely-than-not to realize its federal, City of Columbus, Ohio, City of Kansas City, Missouri, West Virginia, Missouri and certain Pennsylvania, Colorado and Florida deferred tax assets, with the exception of non-operating land. The recognition of the Pennsylvania deferred tax assets during 2017 resulted in an income tax benefit of $5.2 million. Management has determined that it is not more-likely-than-not that the Company will realize certain of its Pennsylvania, Louisiana, Colorado and Iowa deferred tax assets. Therefore, a full valuation allowance has been recognized against these deferred tax assets, excluding deferred tax liabilities related to indefinite‑lived assets. These indefinite‑lived assets primarily related to gaming licenses in various jurisdictions. These gaming licenses are not being amortized for book purposes, and will only reverse upon ultimate sale or book impairment. Due to the uncertain timing of such reversal, the temporary differences associated with indefinite‑lived intangibles and certain land improvements cannot be considered a source of future taxable income for purposes of determining the valuation allowance. The Company will continue to evaluate the realization of its deferred tax assets on a quarterly basis and make adjustments to its valuation allowance as appropriate.

On November 24, 2015, Eldorado Resorts LLC, an indirect wholly-owned subsidiary of ERI, acquired the additional 50% membership interest in the Silver Legacy Joint Venture partnership. Prior to the 2015 acquisition, a deferred tax asset was recognized to the extent that the tax basis in the partnership interest exceeded the book basis. As a result of the 2015 acquisition, the partnership ceased to exist and the Company wrote off the outside basis deferred tax asset of $8.1 million as a change in tax status.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred taxes related to continuing operations at December 31, 2016 and 2015 are as follows (amounts in thousands):

	2017	2016
Deferred tax assets:
Loss carryforwards	$58,245	$38,377
Accrued expenses	9,633	7,748
Fixed assets	—	6,327
Debt	2,147	9,991
Credit carryforwards	19,838	2,576
Stock-based compensation	2,451	1,216
Other	6,738	51
	99,052	66,286
Deferred tax liabilities:
Identified intangibles	(203,015)	(143,823)
Fixed assets	(28,375)	—
Investment in partnerships	(2,146)	(2,742)
Prepaid expenses	(3,288)	(2,804)
Other	(87)	(100)
	(236,911)	(149,469)
Valuation allowance	(26,271)	(7,202)
Net deferred tax liabilities	$(164,130)	$(90,385)

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of $147.2 million and $387.7 million, respectively. The federal and state net operating losses begin to expire in 2030 and 2018, respectively. As of December 31, 2017, the Company had federal jobs credit carry forwards of $19.6 million, which begin to expire in 2024.

Utilization of net operating loss, credit, and other carryforwards are subject to annual limitations due to ownership changes as provided by the Internal Revenue Code of 1986, as amended and similar state provisions. An ownership change is defined as a greater than 50% change in ownership by 5% stockholders in any three‑year period. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, the Company had a “change in ownership” event that limits the utilization of net operating loss, credit, and other carryforwards that were previously available to MTR, Isle of Capri and the Company to offset future taxable income. The “change in ownership” event for MTR occurred on September 19, 2014 in connection with the MTR Merger. The “change in ownership” event for Isle of Capri and the Company occurred on May 1, 2017 in connection with the merger with Isle of Capri. This limitation resulted in no significant loss of federal attributes, but did result in significant loss of state attributes. The federal and state net operating loss credit and other carryforwards are stated net of limitations.

As of December 31, 2017, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

Note 11. Employee Benefit Plans

Effective January 1, 2016, the Company elected to merge the plan assets of all its wholly-owned subsidiaries into the MTR Gaming Group, Inc. Retirement Plan (the “MTR Retirement Plan”) and renamed it the Eldorado Resorts, Inc. 401(k) Plan (“ERI 401(k) Plan”). As a result, assets of the Eldorado Hotel & Casino Master 401(k) Plan, the Silver Legacy 401(k) Plan and Circus Circus Reno MGM Resorts 401(k) Savings Plan transferred in the ERI 401(k) Plan. Generally, all employees of ERI who are 21 years of age or older, who have completed six months and 1,000 hours of service and who are not covered by collective bargaining agreements, including the named executive officers, are eligible to participate in the ERI 401(k) Plan. Employees who elect to participate in the ERI 401(k) Plan could defer up to 100% but not less than 1% of their annual compensation, subject to statutory and certain other limits. The plan covering ERI’s employees allows for an employer contribution up to 50 percent of the first four percent of each participating employee’s contribution, up to a maximum of $1,000, subject to statutory and certain other limits. ERI’s matching contributions totaled $1.6 million and $1.5 million for the years ended December 31, 2017 and 2016, respectively.

Prior to 2016, the Resorts’ 401 (k) plan participated in a multi-employer savings plan (the “401(k) Plan”) qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan in which Resorts participated functioned as an aggregation of several single-employer plans in order to enable the participating employers to pool plan assets for investment purposes and to reduce the costs of plan administration. The 401(k) Plan maintained separate accounts for each employer so that each employer’s contributions provided benefits only for its employees. Generally, all employees of Resorts who were 21 years of age or older, who had completed six months and 1,000 hours of service and who were not covered by collective bargaining agreements, including the named executive officers, were eligible to participate in the 401(k) Plan. Employees who elected to participate in the 401(k) Plan could defer up to 100% but not less than 1% of their annual compensation, subject to statutory and certain other limits. Effective February 1, 2014, Eldorado Reno implemented an employer matching contribution up to 25 percent of the first four percent of each participating employee’s compensation. Employees of the Eldorado Shreveport also participated in Resorts’ 401(k) Plan. The plan covering Eldorado Shreveport’s employees allowed for an employer contribution up to 50 percent of the first six percent of each participating employee’s contribution, subject to statutory and certain other limits. Resorts’ matching contributions totaled $0.5 million for the year ended December 31, 2015.

Isle has a 401(k) plan covering substantially all of its employees who have completed 90 days of service. Expense for contributions from continuing operations related to the 401(k) plan was $1.0 million or the 2017 period subsequent to the Isle Acquisition Date. Isle’s contribution is based on a percentage of employee contributions and may include an additional discretionary amount.

Previously MTR Gaming participated in the MTR Retirement Plan. At that time, the Mountaineer qualified defined contribution plan and the Scioto Downs’ 401(k) plan were merged into the MTR Retirement Plan. Additionally, the MTR Retirement Plan provided 401(k) participation to Presque Isle Downs’ employees. Matching contributions by MTR Gaming were $0.1 million for 2015.

Mountaineer’s qualified defined contribution plan (established by West Virginia legislation) covers substantially all of its employees and was merged as a component of the MTR Retirement Plan as previously discussed. Contributions to the plan are based on 1/4% of the race track and simulcast wagering handles and approximately 1% of the net win from gaming operations until the racetrack reaches its Excess Net Terminal Income threshold, which for Mountaineer is approximately $160 million per year based on the state’s June 30 fiscal year. Contributions to the ERI 401(k) Plan for the benefit of Mountaineer employees were $1.1 million, $1.2 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. As of December 31, 2017, the fair value of the plan assets was $1.2 million and the fair value of the benefit obligations was $0.8 million, resulting in an over-funded status of $0.4 million. The plan assets are comprised primarily of money market and mutual funds whose values are determined based on quoted market prices and are classified in Level 1 of the fair value hierarchy. We did not make cash contributions to the Scioto Downs pension plan during 2017, 2016 and 2015.

Note 12. Stock-Based Compensation

Common Stock and Stock‑Based Awards

The Company has authorized common stock of 100,000,000 shares, par value $0.00001 per share.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense in the accompanying consolidated statements of income was $6.3 million, $3.3 million and $1.5 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

On January 27, 2017, the Company granted 298,761 RSUs (time-based awards and performance awards with a two-year performance period) to executive officers and key employees, and 46,282 RSUs (time-based awards) to non-employee members of the BOD under the 2015 Plan. The performance awards granted in 2017 are based on a two-year performance criteria and accounted for as two sub-awards. The January 27, 2017, RSUs had a fair value of $15.50 per unit which was the NASDAQ closing price on that date. An additional 246,755 RSUs were also granted to key employees during the year ended December 31, 2017.

On January 26, 2018, the Company granted 353,897 RSUs (time-based awards and performance awards with a two-year performance period) to executive officers, key employees and non-employee members of the BOD under the 2015 Plan. The RSUs had a fair value of $32.52 per unit which was the NASDAQ closing price on that date.

A summary of the RSU activity, including performance awards and converted Isle awards, for the years ended December 31, 2015, 2016 and 2017 is as follows:

	Equity Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of January 1, 2015	—	$—	—	$—
Granted (1)	917,283	4.08
Vested	(89,900)	4.03
Unvested outstanding as of December 31, 2015	827,383	$4.09	2.12	$3.40
Granted (2)	410,694	10.81
Vested	(255,707)	5.83
Unvested outstanding as of December 31, 2016	982,370	$6.45	1.41	$6.33
Granted (3)	600,206	20.91
Exchanged (4)	860,557	18.94
Forfeited	(11,870)	15.74
Vested	(851,764)	18.37
Unvested outstanding as of December 31, 2017	1,579,499	$12.25	0.92	$19.35

(1)	Includes 475,409 of performance awards at 135% of target and 351,974 time-based awards at 100% of target all of which were granted in 2015.
(2)	Includes 176,632 of performance awards at 96.5% of target and 234,062 time-based awards at 100% of target.
(3)

Includes 107,309 of performance awards at 108.5% of target, 100,833 of performance awards at 100% of target and 392,064 time-based awards at 100% of target. Performance awards granted in 2017 are based on a two-year performance criteria and accounted for as two sub-awards.

(4)	Represents exchanged Isle RSUs as a result of the Isle Acquisition based on the average of the ERI share price on the grant dates.

As of December 31, 2017 and 2016, the Company had $11.1 million and $2.5 million, respectively, of unrecognized compensation expense, including 2017 performance awards at 108.5% and 100% of target, respectively, and 2016 performance awards at 96.5% target, related to unvested RSUs. The RSUs are expected to be recognized over a weighted-average period of 0.92 years and 1.41 years, respectively.

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

These amounts are included in corporate expenses and, in the case of certain property positions, general and administrative expenses in the Company’s consolidated statements of income. We recognized a reduction in income tax expense of $1.0 million and $0.8 million for the year ended December 31, 2017 and 2016, respectively, for excess tax benefits related to stock-based compensation.

A summary of the ERI Stock Option activity for the years ended December 31, 2015, 2016 and 2017:

				Weighted-	Weighted-
				Average	Average
		Range of		Exercise	Remaining	Aggregate
	Options	Exercise Prices		Price	Contractual Life	Intrinsic Value
					(in years)	(in millions)
Outstanding and Exercisable as of January 1, 2015	398,200	$2.44	$16.27	$7.88	4.54	$0.2

Expired	(86,000)		$11.30	$11.30
Outstanding and Exercisable as of December 31, 2015	312,200	$2.44	$16.27	$6.94	3.47	$1.3

Expired	(10,000)		$11.30	$11.30
Exercised	(132,900)	$2.44	$3.94	$2.89
Outstanding and Exercisable as of December 31, 2016	169,300	$2.44	$16.27	$9.94	0.86	$1.2
Exchanged (1)	1,351,168	$6.87	$15.60	10.12
Expired	(62,871)	$2.44	$12.29	$4.63
Exercised	(1,185,745)	$6.87	$16.27	$10.45
Outstanding and Exercisable as of December 31, 2017	271,852	$3.94	$15.60	$9.63	1.04	$6.4

There were 1,185,745 options exercised and 62,871 options expired in 2017. There were 132,900 options exercised and 10,000 options expired in 2016. There were no options exercised in 2015. Cash received from the exercise of stock options was $2.9 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively. The Company recognized a tax benefit from the stock option exercises of $1.0 million and $0.8 million in 2017 and 2016, respectively.

A summary of the ERI Restricted Stock Awards activity for the year ended December 31, 2017 is as follows:

		Weighted-
		Average
		Grant Date
	Restricted Stock	Fair Value

Outstanding as of December 31, 2016	—	$—
Exchanged (1)	180,374	19.23
Forfeited	(1,602)	19.13
Vested	(167,963)	19.24
Outstanding as of December 31, 2017	10,809	$19.13

(1)	Represents exchanged Isle Restricted Stock Awards as a result of the Isle Acquisition.

The Company’s unrecognized compensation cost for unvested restricted stock awards was $0.1 million as of December 31, 2017. The weighted average remaining life was 0.4 years and had an aggregate fair value of $0.1 million at December 31, 2017.

Note 13. Earnings per Share

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands, except per share amounts):

	2017	2016	2015

Net income available to common stockholders	$73,940	$24,802	$114,183

Shares outstanding:
Weighted average shares outstanding - basic	67,133,531	47,033,311	46,550,042
Effect of dilutive securities:
Stock options	98,294	96,515	120,479
RSUs	870,989	571,736	338,459
Weighted average shares outstanding - diluted	68,102,814	47,701,562	47,008,980

Net income per common share attributable to common stockholders - basic:	$1.10	$0.53	$2.45
Net income per common share attributable to common stockholders - diluted:	$1.09	$0.52	$2.43

Note 14. Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) is related to the Scioto Downs defined benefit pension plan. A summary of the change in accumulated other comprehensive income (loss) during the three years ended December 31, 2017 and 2016 is as follows (in thousands):

Balance as of December 31, 2014	$87
Other comprehensive loss	(75)
Balance as of December 31, 2015	12
Other comprehensive income	—
Balance as of December 31, 2016	12
Other comprehensive income	67
Balance as of December 31, 2017	$79

Note 15. Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at December 31, 2017:

	December 31, 2017
	Level 1	Level 2	Total
Assets:
Marketable securities	$7,906	$9,725	$17,631
Restricted cash and investments	9,055	4,098	13,153

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate fair value:

Cash and Cash Equivalents: Cash equivalents include investments in money market funds. Investments in this category can be redeemed immediately at the current net asset value per share. A money market fund is a mutual fund whose investments are primarily in short‑term debt securities designed to maximize current income with liquidity and capital preservation, usually maintaining per share net asset value at a constant amount, such as one dollar. Cash and cash equivalents also includes cash maintained for gaming operations. The carrying amounts approximate the fair value because of the short maturity of those instruments (Level 1).

Restricted Cash: Restricted cash includes cash reserved for unredeemed winning tickets from the Company’s racing operations, funds related to horsemen’s fines and certain simulcasting funds that are restricted to payments for improving horsemen’s facilities and racing purses, cash deposits that serve as collateral for letters of credit, surety bonds and short-term certificates of deposit that serve as collateral for certain bonding requirements. The estimated fair values of our restricted cash and investments are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts we would expect to receive if we sold our restricted cash and investments. Restricted investments, included in Other Assets, net, relate to trading securities pledged as collateral by our captive insurance company.

Accounts Receivable and Credit Risk: The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that no significant concentrations of credit risk related to receivables existed.

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

Acquisition‑Related Contingent Considerations: Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn-out provisions. The Company considers the acquisition related contingency’s fair value measurement, which includes forecast assumptions, to be Level 3 within the fair value hierarchy. Acquisition related contingent considerations is included in accrued other liabilities on the consolidated balance sheets.

There were no transfers between Level 1 and Level 2 investments.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$134,596	$134,596	$61,029	$61,029
Restricted cash	13,153	13,153	2,414	2,414
Marketable securities	17,631	17,631	—	—
Financial liabilities:
7% Senior Notes	$367,854	$400,800	$366,859	$397,500
6% Senior Notes	880,889	914,375	—	—
New Term Loan	938,002	956,750	—	—
Other long-term debt	2,531	2,531	—	—
Term Loan	—	—	406,047	423,858
Revolving Credit Facility	—	—	26,977	29,000
Capital leases	917	917	543	543
Acquisition-related contingent considerations	486	486	496	496

The following table represents the change in acquisition-related contingent consideration liabilities for the period December 31, 2014 to December 31, 2017.

Balance as of January 1, 2015	$524
Amortization of present value discount (1)	52
Fair value adjustment for change in consideration expected to be paid (2)	38
Settlements	(85)
Balance as of December 31, 2015	529
Amortization of present value discount (1)	70
Fair value adjustment for change in consideration expected to be paid (2)	(13)
Settlements	(90)
Balance as of December 31, 2016	496
Amortization of present value discount (1)	69
Fair value adjustment for change in consideration expected to be paid (2)	11
Settlements	(90)
Balance as of December 31, 2017	$486

(1)	Changes in present value are included as a component of interest expense in the consolidated statements of income.
(2)	Fair value adjustments for changes in earn-out estimates are recorded as a component of general and administrative expense in the consolidated statements of income.

Note 16. Commitments and Contingencies

Capital Leases.  The Company leases certain equipment under agreements classified as capital leases. The future minimum lease payments, including interest, at December 31, 2017 are $0.6 million, $0.4 million, and $0.1 million in 2018, 2019, and 2020, respectively. After reducing these amounts for interest of $0.2 million, the present value of the minimum lease payments at December 31, 2017 is $0.9 million.

Operating Leases.  The Company leases land and certain equipment, including some of our slot machines, timing and photo finish equipment, videotape and closed circuit television equipment, and certain pari‑mutuel equipment, under operating leases. Future minimum payments under non‑cancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2017 (in thousands):

Leases
2018	$12,057
2019	10,034
2020	8,400
2021	7,539
2022	6,628
Thereafter	143,530
$188,188

Total rental expense under operating leases totaled $28.2 million, $17.0 million and $14.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Included in the $28.2 million is rent for land upon which the Eldorado Reno resides of $0.6 million in each of the years ended December 31, 2017, 2016 and 2015 which was paid to C. S. & Y. Associates which is an entity partially owned by Recreational Enterprises, Inc. (“REI”). The Company’s Chief Executive Officer and Chairman of the Board, Gary L. Carano, and its Senior Vice President of Regional operations, Gene Carano, are the directors of REI and members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. This rental agreement expires June 30, 2027 and the rental payments are more fully described in Note 17, Related Affiliates.

Litigation.  The Company is a party to various legal and administrative proceedings, which have arisen in the normal course of its business. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on its results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s consolidated financial condition or results of operations. Further, no assurance can be given that the amount of scope of existing insurance coverage will be sufficient to cover losses arising from such matter.

Collective Bargaining Agreements. As of December 31, 2017, we had approximately 12,500 employees. As of such date, we had 11 collective bargaining agreements covering approximately 970 employees. Three collective bargaining agreements are scheduled to expire in 2018. There can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will on comparable terms to the existing agreements.

Agreements with Horsemen and Pari-mutuel Clerks.  The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a “proceeds agreement”) with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari‑mutuel clerks. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2018. With respect to the Mountaineer pari‑mutuel clerks, we have a labor agreement in force until November 30, 2018, which will automatically renew for an additional one-year period, and a proceeds agreement until April 14, 2018. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari‑mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer’s application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. Scioto Downs has the requisite agreement in place with the OHHA until December 31, 2023, with automatic two‑year renewals unless either party requests re‑negotiation pursuant to its terms. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen’s Benevolent and Protective Association until May 1, 2019. With the exception of the respective Mountaineer, Presque Isle Downs and Scioto Downs horsemen’s agreements and the agreement between Mountaineer and the pari‑mutuel clerks’ union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

Note 17. Related Affiliates

REI

As of December 31, 2017, REI owned approximately 14.5% of outstanding common stock of the Company. The directors of REI are Company’s Chief Executive Officer and Chairman of the Board, Gary L. Carano, its President and Chief Financial Officer and Board member, Thomas R. Reeg, and its Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano Family, including Gary L. Carano and Gene Carano, own the equity interests in REI. As such, the Carano Family has the ability to significantly influence the affairs of the Company. Donald L. Carano, who was formerly the president and a director of REI, received remuneration in the amount of $0.3 million, $0.4 million and $0.4 million in 2017, 2016 and 2015, respectively, for his service to ERI and its subsidiaries. For each of the years ended December 31, 2017, 2016 and 2015, there were no related party transactions between the Company and the Carano Family other than compensation, including salary and equity incentives and the CSY Lease listed below.

Hotel Casino Management

Prior to November 2017, Hotel Casino Management, Inc., which is beneficially owned by members of the Poncia family, including Raymond J. Poncia, owned more than 5% of the outstanding common stock of the Company. Raymond J. Poncia received remuneration in the amount of $0.2 million in each of 2017, 2016 and 2015 for services that he provided to ERI and its subsidiaries.

C. S. & Y.

The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2027. Annual rent is equal to the greater of (1) $0.4 million or (2) an amount based on a decreasing percentage of the Eldorado’s gross gaming revenues ranging from 3% of the first $6.5 million of gross gaming revenues to 0.1% of gross gaming revenues in excess of $75.0 million. Rent pursuant to the CSY Lease amounted to $0.6 million in each of the years ended December 31, 2017, 2016 and 2015. All amounts on the accompanying balance sheets under “Due to Affiliates” relate to C. S. & Y. Associates.

Hampton Inn & Suites

The Company holds a 42.1% variable interest in a partnership with other investors that developed a new 118-room Hampton Inn & Suites hotel at Scioto Downs that opened in March 2017. Pursuant to the terms of the partnership agreement, the Company contributed $1.0 million of cash and 2.4 acres of a leasehold immediately adjacent to The Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership constructed the hotel at a cost of $16.0 million and other investor members operate the hotel. In November 2017, the Company contributed $0.6 million to the partnership for its proportionate share of additional construction costs pursuant to the partnership agreement. As of December 31, 2017, the Company’s receivable from the partnership totaled $0.2 million and is reflected on the accompanying balance sheet under “Due from Affiliates.”

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

Following the Isle Acquisition, the Company’s principal operating activities expanded and now occur in four geographic regions and reportable segments based on the similar characteristics of the operating segments within the regions in which they operate. The following table summarizes our current segments:

Segment	Property	State
West	Eldorado Reno	Nevada
	Silver Legacy	Nevada
	Circus Reno	Nevada
	Isle Black Hawk	Colorado
	Lady Luck Black Hawk	Colorado

Midwest	Waterloo	Iowa
	Bettendorf	Iowa
	Boonville	Missouri
	Cape Girardeau	Missouri
	Caruthersville	Missouri
	Kansas City	Missouri

South	Pompano	Florida
	Eldorado Shreveport	Louisiana
	Lake Charles	Louisiana
	Lula	Mississippi
	Vicksburg	Mississippi

East	Presque Isle Downs	Pennsylvania
	Nemacolin	Pennsylvania
	Scioto Downs	Ohio
	Mountaineer	West Virginia

The following table sets forth, for the periods indicated, certain operating data for our four reportable segments. Amounts related to pre-acquisition periods (prior to May 1, 2017) conform to prior presentation as the additional operating segments associated with the Isle Acquisition are incremental to the previously disclosed reportable segments.

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Revenues and expenses
West:
Net operating revenues	$405,202	$321,922	$127,802
Operating income—West	$66,329	$41,620	$13,989
Midwest:
Net operating revenues	$268,385	$—	$—
Operating income—Midwest	$62,051	$—	$—
South:
Net operating revenues	$336,709	$131,496	$136,342
Operating income—South	$3,671	$23,378	$21,423
East:
Net operating revenues	$462,702	$439,478	$455,640
Operating income—East	$67,968	$53,610	$56,491
Corporate:
Net revenues	$506	$—	$—
Operating loss—Corporate	$(105,150)	$(29,490)	$(19,387)
Total Reportable Segments
Net operating revenues	$1,473,504	$892,896	$719,784
Operating income – Total Reportable Segments	$94,869	$89,118	$72,516
Reconciliations to Consolidated Net Income:
Operating Income — Total Reportable Segments	$94,869	$89,118	$72,516
Unallocated income and expenses:
Interest expense, net	(99,769)	(50,917)	(61,558)
Gain on valuation of unconsolidated affiliate	—	—	35,582
Loss on early retirement of debt	(38,430)	(155)	(1,937)
Benefit (provision) for income taxes	117,270	(13,244)	69,580
Net income	$73,940	$24,802	$114,183

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Capital Expenditures (a)
West	$44,952	$22,812	$4,682
Midwest	9,115	—	—
South	7,672	5,842	4,032
East (a)	10,155	18,491	26,556
Corporate	11,628	235	1,492
Total	$83,522	$47,380	$36,762

(a)

Before reimbursements from the state of West Virginia for qualified capital expenditures of $0.4 million, $4.2 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

	West	Midwest	South	East	Corporate, Other & Eliminations	Total
Balance sheet as of December 31, 2017	(in thousands)
Total assets	$1,278,062	$1,188,758	$804,318	$1,185,806	$(910,472)	$3,546,472
Goodwill	152,775	327,088	200,417	66,826	—	747,106

Balance sheet as of December 31, 2016
Total assets	$377,688	$—	$128,427	$850,904	$(62,975)	$1,294,044
Goodwill	—	—	—	66,826	—	66,826

	2017
	Balance at January 1	Acquisitions	Impairments	Balance at December 31
	(in thousands)
Goodwill by reportable segment:
West	$—	$152,775	$—	$152,775
Midwest	—	327,088	—	327,088
South	—	235,333	(34,916)	200,417
East	66,826	—	—	66,826
	$66,826	$715,196	$(34,916)	$747,106

	2016
	Balance at January 1	Acquisitions	Impairments	Balance at December 31
	(in thousands)
Goodwill by reportable segment:
West	$—	$—	$—	$—
Midwest	—	—	—	—
South	—	—	—	—
East	66,826	—	—	66,826
	$66,826	$—	$—	$66,826

Note 19. Consolidating Condensed Financial Information

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

The consolidating condensed balance sheet as of December 31, 2017 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Current assets	$27,572	$201,321	$22,139	$—	$251,032
Intercompany receivables	274,147	—	34,493	(308,640)	—
Investments in subsidiaries	2,440,816	—	—	(2,440,816)	—
Property and equipment, net	12,042	1,483,473	7,302	—	1,502,817
Other assets	37,459	1,764,291	27,282	(36,409)	1,792,623
Total assets	$2,792,036	$3,449,085	$91,216	$(2,785,865)	$3,546,472

Current liabilities	$28,677	$164,656	$25,726	$—	$219,059
Intercompany payables	—	308,640	—	(308,640)	—
Long-term debt, less current maturities	1,814,185	350,000	25,393	—	2,189,578
Deferred income tax liabilities	—	200,539	—	(36,409)	164,130
Other accrued liabilities	4,127	19,624	4,828	—	28,579
Stockholders’ equity	945,047	2,405,626	35,269	(2,440,816)	945,126
Total liabilities and stockholders’ equity	$2,792,036	$3,449,085	$91,216	$(2,785,865)	$3,546,472

The consolidating condensed balance sheet as of December 31, 2016 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Current assets	$1,860	$99,494	$399	$—	$101,753
Intercompany receivables	371,765	—	1,186	(372,951)	—
Investments in subsidiaries	299,705	—	—	(299,705)	—
Property and equipment, net	1,965	610,377	—	—	612,342
Other assets	55,158	572,448	11	(47,668)	579,949
Total assets	$730,453	$1,282,319	$1,596	$(720,324)	$1,294,044

Current liabilities	$11,381	$90,643	$16	$—	$102,040
Intercompany payables	—	372,951	—	(372,951)	—
Long-term debt, less current maturities	420,633	375,248	—	—	795,881
Deferred income tax liabilities	—	138,053	—	(47,668)	90,385
Other accrued liabilities	—	7,287	—	—	7,287
Stockholders’ equity	298,439	298,137	1,580	(299,705)	298,451
Total liabilities and stockholders’ equity	$730,453	$1,282,319	$1,596	$(720,324)	$1,294,044

The consolidating condensed statements of income for the year ended December 31, 2017 is as follows:

Statements of Income:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Revenues:
Gaming and pari-mutuel commissions	$—	$1,219,367	$23,307	$—	$1,242,674
Non-gaming	—	356,236	7,679	—	363,915
Gross revenues	—	1,575,603	30,986	—	1,606,589
Less promotional allowances	—	(131,694)	(1,391)	—	(133,085)
Net revenues	—	1,443,909	29,595	—	1,473,504

Operating expenses:
Gaming and pari-mutuel commissions	—	635,552	16,319	—	651,871
Non-gaming	—	154,030	1,005	—	155,035
Marketing and promotions	—	80,267	2,258	—	82,525
General and administrative	—	235,963	5,132	—	241,095
Corporate	31,620	(4,318)	3,437	—	30,739
Impairment charges	—	38,016	—	—	38,016
Management fee	(31,620)	31,620	—	—	—
Depreciation and amortization	1,030	104,454	407	—	105,891
Total operating expenses	1,030	1,275,584	28,558	—	1,305,172

Loss on sale of asset or disposal of property and equipment	(20)	(299)	—	—	(319)
Proceeds from terminated sale	—	20,000	—	—	20,000
Transaction expenses	(70,865)	(21,912)	—	—	(92,777)
Equity in loss of unconsolidated affiliate	—	(367)	—	—	(367)
Operating (loss) income	(71,915)	165,747	1,037	—	94,869

Interest expense, net	(73,448)	(25,221)	(1,100)	—	(99,769)
Loss on early retirement of debt, net	(38,430)	—	—	—	(38,430)
Subsidiary income (loss)	205,811	—	—	(205,811)	—
(Loss) income before income taxes	22,018	140,526	(63)	(205,811)	(43,330)
Income tax benefit (provision)	51,922	70,288	(4,940)	—	117,270
Net income (loss)	$73,940	$210,814	$(5,003)	$(205,811)	$73,940

The consolidating condensed statements of income for the year ended December 31, 2016 is as follows:

Statements of Income:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Revenues:
Gaming and pari-mutuel commissions	$—	$701,348	$265	$—	$701,613
Non-gaming	—	281,493	90	—	281,583
Gross revenues	—	982,841	355	—	983,196
Less promotional allowances	—	(90,300)	—	—	(90,300)
Net revenues	—	892,541	355	—	892,896

Operating expenses:
Gaming and pari-mutuel commissions	—	400,112	—	—	400,112
Non-gaming	—	139,545	—	—	139,545
Marketing and promotions	—	40,596	4	—	40,600
General and administrative	—	130,172	—	—	130,172
Corporate	19,560	320	—	—	19,880
Management fee	(19,841)	19,841	—	—	—
Depreciation and amortization	454	62,995	—	—	63,449
Total operating expenses	173	793,581	4	—	793,758

Loss on sale of asset or disposal of property and equipment	—	(836)	—	—	(836)
Transaction expenses	(9,184)	—	—	—	(9,184)
Operating (loss) income	(9,357)	98,124	351	—	89,118

Interest expense, net	(24,562)	(26,355)	—	—	(50,917)
Loss on early retirement of debt, net	(155)	—	—	—	(155)
Subsidiary income (loss)	45,647	—	—	(45,647)	—
Income (loss) before income taxes	11,573	71,769	351	(45,647)	38,046
Income tax benefit (provision)	13,229	(26,350)	(123)	—	(13,244)
Net income (loss)	$24,802	$45,419	$228	$(45,647)	$24,802

The consolidating condensed statements of income for the year ended December 31, 2015 is as follows:

Statements of Income:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Revenues:
Gaming and pari-mutuel commissions	$—	$622,997	$261	$—	$623,258
Non-gaming	—	161,283	—	—	161,283
Gross revenues	—	784,280	261	—	784,541
Less promotional allowances	—	(64,757)	—	—	(64,757)
Net revenues	—	719,523	261	—	719,784

Operating expenses:
Gaming and pari-mutuel commissions	—	367,545	—	—	367,545
Non-gaming	—	79,238	—	—	79,238
Marketing and promotions	—	31,220	7	—	31,227
General and administrative	—	96,870	—	—	96,870
Corporate	13,738	2,731	—	—	16,469
Management fee	(13,760)	13,760	—	—	—
Depreciation and amortization	369	56,552	—	—	56,921
Total operating expenses	347	647,916	7	—	648,270

Loss on sale of asset or disposal of property and equipment	—	(6)	—	—	(6)
Transaction expenses	(2,368)	(84)	—	—	(2,452)
Equity in loss of unconsolidated affiliate	—	3,460	—	—	3,460
Operating (loss) income	(2,715)	74,977	254	—	72,516

Interest expense, net	(10,613)	(50,945)	—	—	(61,558)
Loss on early retirement of debt, net	(1,855)	(82)	—	—	(1,937)
Gain on valuation of unconsolidated affiliate	—	35,582	—	—	35,582
Subsidiary income (loss)	86,082	—	—	(86,082)	—
Income (loss) before income taxes	70,899	59,532	254	(86,082)	44,603
Income tax benefit	43,284	26,371	(75)	—	69,580
Income (loss) from continuing operations	114,183	85,903	179	(86,082)	114,183
Net income (loss)	$114,183	$85,903	$179	$(86,082)	$114,183

The consolidating condensed statement of cash flows for the year ended December 31, 2017 is as follows:

Statement of Cash Flows

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Net cash (used in) provided by operating activities	$(44,767)	$170,553	$4,455	$—	$130,241
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(11,073)	(70,810)	(1,639)	—	(83,522)
Reimbursement of capital expenditures from West Virginia regulatory authorities	—	361	—	—	361
Restricted cash	—	19,535	(21)	—	19,514
Proceeds from sale of property and equipment	—	135	—	—	135
Net cash (used in) provided by business combinations	(1,385,978)	37,103	5,216	—	(1,343,659)
Investment in and loans to unconsolidated affiliate	—	(604)	—	—	(604)
Net cash (used in) provided by investing activities	(1,397,051)	(14,280)	3,556	—	(1,407,775)
FINANCING ACTIVITIES:
Proceeds from issuance of New Term Loan	1,450,000	—	—	—	1,450,000
Proceeds from issuance of 6% Senior Notes	875,000	—	—	—	875,000
Proceeds from issuance of New Revolving Credit Facility	166,953	—	—	—	166,953
Payments on Term Loan	(1,062)	—	—	—	(1,062)
Payments on New Term Loan	(493,250)	—	—	—	(493,250)
Payments under New Revolving Credit Facility	(166,953)	—	—	—	(166,953)
Borrowings under Prior Revolving Credit Facility	41,000	—	—	—	41,000
Payments under Prior Revolving Credit Facility	(29,000)	—	—	—	(29,000)
Retirement of Term Loan	(417,563)	—	—	—	(417,563)
Retirement of Prior Revolving Credit Facility	(41,000)	—	—	—	(41,000)
Debt premium proceeds	27,500	—	—	—	27,500
Net proceeds from (payments to) related parties	102,618	(100,847)	(1,771)	—	—
Payment of other long-term obligation	(43)	—	—	—	(43)
Payments on capital leases	—	(318)	(172)	—	(490)
Debt issuance costs	(51,526)	—	—	—	(51,526)
Taxes paid related to net share settlement of equity awards	(11,365)	—	—	—	(11,365)
Proceeds from exercise of stock options	2,900	—	—	—	2,900
Net cash provided by (used in) financing activities	1,454,209	(101,165)	(1,943)	—	1,351,101
INCREASE IN CASH AND CASH EQUIVALENTS	12,391	55,108	6,068	—	73,567
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	811	59,817	401	—	61,029
CASH AND CASH EQUIVALENTS, END OF YEAR	$13,202	$114,925	$6,469	$—	$134,596

The consolidating condensed statement of cash flows for the year ended December 31, 2016 is as follows:

Statement of Cash Flows

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Net cash (used in) provided by operating activities	$(16,919)	$114,388	$101	$—	$97,570
INVESTING ACTIVITIES:
Purchase of property and equipment, net	133	(47,512)	(1)	—	(47,380)
Reimbursement of capital expenditures from West Virginia regulatory authorities	—	4,207	—	—	4,207
Proceeds from sale of property and equipment	—	1,560	—	—	1,560
(Increase) Decrease in other assets, net	(16)	675	—	—	659
Net cash used in business combinations	—	(194)	—	—	(194)
Net cash provided by (used in) investing activities	117	(41,264)	(1)	—	(41,148)
FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	(4,250)	—	—	—	(4,250)
Borrowings under Prior Revolving Credit Facility	73,000	—	—	—	73,000
Payments under Prior Revolving Credit Facility	(137,500)	—	—	—	(137,500)
Principal payments on capital leases	—	(274)	—	—	(274)
Debt issuance costs	(4,288)	—	—	—	(4,288)
Net proceeds from (payments to) related parties	90,353	(90,486)	133	—	—
Taxes paid related to net share settlement of equity awards	(744)	—	—	—	(744)
Proceeds from exercise of stock options	385	—	—	—	385
Net cash provided by (used in) financing activities	16,956	(90,760)	133	—	(73,671)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	154	(17,636)	233	—	(17,249)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	657	77,453	168	—	78,278
CASH AND CASH EQUIVALENTS, END OF YEAR	$811	$59,817	$401	$—	$61,029

The consolidating condensed statement of cash flows for the year ended December 31, 2015 is as follows:

Statement of Cash Flows

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Net cash (used in) provided by operating activities	$(2,951)	$59,494	$172	$—	$56,715
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,922)	(33,840)	—	—	(36,762)
Reimbursement of capital expenditures from West Virginia regulatory authorities	—	1,266	—	—	1,266
Investment in unconsolidated affiliate	—	(1,010)	—	—	(1,010)
Proceeds from sale of property and equipment	—	153	—	—	153
Decrease in restricted cash due to credit support deposit	—	2,500	—	—	2,500
(Increase) Decrease in other assets, net	(89)	204	—	—	115
Net cash used in business combinations	(18,394)	(106,622)	—	—	(125,016)
Net cash used in by investing activities	(21,405)	(137,349)	—	—	(158,754)
FINANCING ACTIVITIES:
Proceeds from long-term debt borrowings	800,000	—	—	—	800,000
Borrowings under Prior Revolving Credit Facility	131,000	—	—	—	131,000
Payments under Prior Revolving Credit Facility	(37,500)	—	—	—	(37,500)
Principal payments under 7% Senior Notes	(2,125)	—	—	—	(2,125)
Retirement of long-term debt	(728,664)	—	—	—	(728,664)
Principal payments on capital leases	—	(88)	—	—	(88)
Debt issuance costs	(25,820)	—	—	—	(25,820)
Call premium on early retirement of debt	(44,090)	—	—	—	(44,090)
Net (payments to) proceeds from related parties	(67,788)	68,511	(723)	—	—
Net cash provided by (used in) financing activities	25,013	68,423	(723)	—	92,713
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	657	(9,432)	(551)	—	(9,326)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	86,885	719	—	87,604
CASH AND CASH EQUIVALENTS, END OF YEAR	$657	$77,453	$168	$—	$78,278

Note 20. Quarterly Data (Unaudited)

The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2017, 2016 and 2015. The quarterly information only includes the operations of Isle from the Isle Acquisition Date through December 31, 2017 and the operations of Silver Legacy and Circus Reno from the Reno Acquisition Date through December 31, 2017.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2017:
Revenues	$219,752	$406,840	$512,530	$467,467
Less—promotional allowances	(18,827)	(33,226)	(41,785)	(39,247)
Net revenues	200,925	373,614	470,745	428,220
Operating expenses	184,972	318,635	387,267	414,298
Operating income (loss)	14,149	(30,632)	81,365	29,987
Net income (loss)	$1,021	$(46,328)	$29,554	$89,693
Basic net income (loss) per common share	$0.02	$(0.69)	$0.38	$1.17
Diluted net income (loss) per common share	$0.02	$(0.68)	$0.38	$1.15
Weighted average shares outstanding—basic	47,120,751	67,453,095	76,902,070	76,961,015
Weighted average shares outstanding—diluted	48,081,281	68,469,191	77,959,689	77,998,742

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2016:
Revenues	$234,551	$255,010	$266,256	$227,379
Less—promotional allowances	(20,985)	(23,695)	(24,691)	(20,929)
Net revenues	213,566	231,315	241,565	206,450
Operating expenses	194,854	200,768	208,731	189,405
Operating income	18,263	29,655	28,109	13,091
Net income	$3,370	$10,791	$9,682	$959
Basic net income per common share	$0.07	$0.23	$0.21	$0.02
Diluted net income per common share	$0.07	$0.23	$0.20	$0.02
Weighted average shares outstanding—basic	46,933,094	47,071,608	47,193,120	47,105,744
Weighted average shares outstanding—diluted	47,534,761	47,721,075	47,834,644	47,849,554

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2015:
Revenues	$182,809	$198,356	$199,536	$203,840
Less—promotional allowances	(15,358)	(15,723)	(15,996)	(17,680)
Net revenues	167,451	182,633	183,540	186,160
Operating expenses	154,766	160,430	161,610	171,464
Operating income	12,084	23,059	24,092	13,281
Net (loss) income	$(6,164)	$4,795	$5,399	$110,153
Basic net (loss) income per common share	$(0.13)	$0.10	$0.12	$2.36
Diluted net (loss) income per common share	$(0.13)	$0.10	$0.12	$2.33
Weighted average shares outstanding—basic	46,494,638	46,516,614	46,516,614	46,670,735
Weighted average shares outstanding—diluted	46,494,638	46,657,618	46,763,589	47,227,127

ELDORADO RESORTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period	Column C Isle of Capri Acquisition	Column D Additions(1)	Column E Deductions(2)	Column F Balance at End of Period
Year ended December 31, 2017:
Allowance for doubtful accounts	$1,221	$461	$531	$993	$1,220
Year ended December 31, 2016:
Allowance for doubtful accounts	$2,074	$—	$161	$1,014	$1,221
Year ended December 31, 2015:
Allowance for doubtful accounts	$2,589	$—	$(18)	$497	$2,074

(1)	Amounts charged to costs and expenses, net of recoveries.
(2)	Uncollectible accounts written off, net of recoveries of $0.7 million and $0.9 million in 2017 and 2015, respectively. There were no recoveries in 2016.