Form 10-Q
period 2018-03-31
Eldorado Resorts, Inc.
filed 2018-05-08
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of May 03, 2018 was 77,241,115.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED

MARCH 31, 2018

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$183,138	$134,596
Restricted cash	3,659	3,267
Marketable securities	17,236	17,631
Accounts receivable, net	33,738	45,797
Due from affiliates	62	243
Inventories	15,210	16,870
Prepaid income taxes	606	4,805
Prepaid expenses and other	22,626	27,823
Assets held for sale	199,034	—
Total current assets	475,309	251,032
PROPERTY AND EQUIPMENT, NET	1,396,286	1,502,817
GAMING LICENSES AND OTHER INTANGIBLES, NET	917,110	996,816
GOODWILL	719,255	747,106
NON-OPERATING REAL PROPERTY	14,030	18,069
OTHER ASSETS, NET	30,230	30,632
Total assets	$3,552,220	$3,546,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$553	$615
Accounts payable	28,354	34,778
Due to affiliates	10	—
Accrued property, gaming and other taxes	36,107	43,212
Accrued payroll and related	49,944	53,330
Accrued interest	33,312	25,607
Income taxes payable	6	171
Accrued other liabilities	63,606	66,037
Liabilities related to assets held for sale	5,398	—
Total current liabilities	217,290	223,750
LONG-TERM DEBT, LESS CURRENT PORTION	2,190,110	2,189,578
DEFERRED INCOME TAXES	167,595	162,967
OTHER LONG-TERM LIABILITIES	18,594	28,579
Total liabilities	2,593,589	2,604,874
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
Common stock, 100,000,000 shares authorized, 77,241,115 and 76,825,966 issued and outstanding, par value $0.00001 as of March 31, 2018 and December 31, 2017, respectively	1	—
Paid-in capital	742,724	746,547
Retained earnings	215,827	194,972
Accumulated other comprehensive income	79	79
Total stockholders’ equity	958,631	941,598
Total liabilities and stockholders’ equity	$3,552,220	$3,546,472

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
REVENUES:
Casino	$339,458	$141,554
Pari-mutuel commissions	4,070	636
Food and beverage	52,198	32,421
Hotel	30,741	19,305
Other	13,725	8,477
Net revenues	440,192	202,393
EXPENSES:
Casino	165,850	79,981
Pari-mutuel commissions	3,701	1,207
Food and beverage	44,776	26,018
Hotel	12,506	9,079
Other	7,405	6,169
Marketing and promotions	21,301	10,129
General and administrative	74,202	31,800
Corporate	11,569	6,574
Impairment charges	9,815	—
Depreciation and amortization	31,534	15,604
Total operating expenses	382,659	186,561
(LOSS) GAIN ON SALE OR DISPOSAL OF PROPERTY AND EQUIPMENT	(706)	32
TRANSACTION EXPENSES	(2,548)	(1,614)
EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES	(85)	(222)
OPERATING INCOME	54,194	14,028
OTHER INCOME (EXPENSE):
Interest expense, net	(31,251)	(12,670)
Total other expense	(31,251)	(12,670)
NET INCOME BEFORE INCOME TAXES	22,943	1,358
PROVISION FOR INCOME TAXES	(2,088)	(413)
NET INCOME	$20,855	$945
Net Income per share of Common Stock:
Basic	$0.27	$0.02
Diluted	$0.27	$0.02
Weighted Average Basic Shares Outstanding	77,353,730	47,120,751
Weighted Average Diluted Shares Outstanding	78,080,049	48,081,281

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
NET INCOME	$20,855	$945
Other Comprehensive Income, net of tax:
Other Comprehensive Income	—	—
Comprehensive Income, net of tax	$20,855	$945

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,855	$945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,534	15,604
Amortization of deferred financing costs, discount and debt premium	1,446	877
Equity in loss of unconsolidated affiliates	85	222
Stock compensation expense	3,679	1,733
Loss (Gain) on sale or disposal of property and equipment	706	(32)
Provision for bad debt	375	218
Impairment charges	9,815	—
Provision for deferred income taxes	1,450	369
Other	23	16
Change in operating assets and liabilities:
Sale of trading securities	395	—
Accounts receivable	9,491	5,647
Inventory	(154)	(251)
Prepaid expenses and other assets	1,801	(1,423)
Interest payable	7,539	(10,006)
Income taxes payable	4,199	67
Accounts payable and accrued liabilities	(15,232)	(8,803)
Net cash provided by operating activities	78,007	5,183
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(21,271)	(6,206)
Proceeds from sale of property and equipment	150	32
Cash escrow related to acquisition	—	(376,750)
Decrease in other assets, net	—	(148)
Net cash used in investing activities	(21,121)	(383,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 6% Senior Notes	—	375,000
Payments under Term Loan	—	(1,063)
Borrowings under Prior Revolving Credit Facility	—	23,000
Payments under Prior Revolving Credit Facility	—	(29,000)
Payments on capital leases	(148)	(94)
Debt issuance costs	(304)	(7,016)
Taxes paid related to net share settlement of equity awards	(7,502)	(179)
Proceeds from exercise of stock options	—	434
Other	(22)	—
Net cash (used in) provided by financing activities	(7,976)	361,082

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	48,910	(16,807)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	147,749	63,443
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$196,659	$46,636

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$183,138	$44,574
Restricted cash	3,659	2,062
Restricted cash included in other noncurrent assets	9,862	—
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$196,659	$46,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$21,814	$23,546
Local income taxes paid (refunded)	186	(20)
NON-CASH FINANCING ACTIVITIES
Net change in payables for capital expenditures	2,366	2,312

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

On May 1, 2017 (the “Isle Acquisition Date”), the Company completed its acquisition of Isle of Capri Casinos, Inc. pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of September 19, 2016 with Isle of Capri Casinos, Inc., a Delaware corporation (“Isle” or “Isle of Capri”), Eagle I Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of the Company, and Eagle II Acquisition Company LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (the “Isle Acquisition” or the “Isle Merger”). As a result of the Isle Merger, Isle became a wholly-owned subsidiary of ERI.

ERI owns and operates the following properties:

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

•

Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,245 video lottery terminals (“VLTs”), harness racing and a 118-room third party hotel connected to Scioto Downs located 15 minutes from downtown Columbus, Ohio;

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

•

Isle Casino Racing Pompano Park (“Pompano”)—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida that includes 1,455 slot machines and a 45 table poker room. In April 2018, the Company announced the formation of a joint venture with the Cordish Companies to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack;

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

In addition, Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs Incorporated.

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

The financial information included for periods prior to our acquisition of Isle are those of ERI and its subsidiaries. The presentation of information herein for periods prior to our acquisition of Isle and after our acquisition of Isle are not fully comparable because the results of operations for Isle are not included for periods prior to our acquisition of Isle.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements – New Developments and Adoptions of New Accounting Standards

In May 2014 (amended January 2017), the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (ASC Topic 606) which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and eliminates existing industry guidance, including revenue recognition guidance specific to the gaming industry. The core principle of the revenue model indicates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We adopted this standard effective January 1, 2018, and elected to apply the full retrospective adoption method. The most significant impacts of the adoption are summarized below in Note 2.

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

Currently, we do not have any material capital leases nor any material operating leases where we are the lessor. Our operating leases, primarily relating to certain ground leases and slot machines or VLTs, will be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption of ASU 2016-02 are still being analyzed, and we are in the process of evaluating the full effect the new guidance will have on our consolidated financial statements and any new considerations with respect to any pending acquisitions.

In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalent. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The Company retrospectively adopted this guidance as of December 31, 2017. Upon adoption, the Company included a reconciliation of Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total shown in the Consolidated Statements of Cash Flows. Adoptions of this guidance had no other impact on the Consolidated Financial Statements or disclosures.

Certain amounts have been retrospectively reclassified for the three months ended March 31, 2017 to conform to the current period presentation and reflect the change in the Company’s Consolidated Statements of Cash Flows required with the adoption of ASU No. 2016-15 as of January 1, 2018 related to the classification of certain items on the statement of cash flows and ASU No 2016-18 as of December 31, 2017 related to the inclusion of restricted cash in the statement of cash flows as further described above.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations – Clarifying the Definition of a Business.” This amendment is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. Amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business and to provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments are effective for interim and annual periods beginning after December 15, 2017, with early adoption allowed as follows: (1) transactions for which acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We adopted this accounting standard during the first quarter of 2018, which did not have an impact on our consolidated financial statements, and will result in future acquisitions which do not involve substantive processes being accounted for as asset acquisitions.

Note 2. Revenue Recognition

The Company’s revenue contracts with customers consists primarily of casino wagers, pari-mutuel commissions, food and beverage transactions, hotel sales, retail and entertainment contracts.

Casino Revenue and Pari-mutuel Commissions

The Company recognizes as casino revenue (transaction price) the net win from gaming activities, which is the difference between gaming wins and losses, not the total amount wagered. Progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of certain cash and free play incentives. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing of simulcast signals from other race tracks and are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions, and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

Gaming wager contracts involve two performance obligations for those customers earning points under the Company’s loyalty program and a single performance obligation for customers who don’t participate in the program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as such wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract.

Loyalty Programs and Other Contract Obligations

The Company offers programs at its properties whereby our participating customers can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. The incentives earned by customers under these programs are based on previous revenue transactions and represent separate performance obligations. Points earned, less breakage, are recorded as a reduction of casino revenues at the retail value of such benefits owed to the customer and recognized as departmental revenue based on where such points are redeemed, upon fulfillment of the performance obligation. The loyalty program liability represents a deferral of revenue until redemption occurs, which is typically less than one year.

For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a point that can be redeemed for a non-gaming good or service. An amount is allocated to the gaming wager performance obligation using the residual approach as the stand-alone price for wagers is highly variable and no set established price exists for such wagers. The allocated revenue for gaming wagers is recognized when the wagers occur as all such wagers settle immediately. The loyalty point contract liability amount is deferred and recognized as revenue when the customer redeems the points for the non-gaming good or service at the time such goods or services are delivered to the customer.

The Company’s liability for its loyalty point performance obligations totaled $11.5 million and $11.8 million at March 31, 2018 and December 31, 2017, respectively. Historically, the Company’s loyalty points earned and redeemed are substantially constant over time, which results in the loyalty point performance obligation balance remaining fairly consistent across our reporting periods.

Non-gaming Revenue

Hotel, food and beverage, and other operating revenues are recognized as services are performed. The transaction price for hotel, food and beverage contracts is the net amount collected from the customer for such goods and services. Hotel, food and beverage services have been determined to be separate, stand-alone performance obligations and the transaction price for such contracts is recorded as revenue as the good or service is transferred to the customer over the customer’s stay at the hotel or when the delivery is made for the food and beverage. Advance deposits for future hotel occupancy, convention space or food and beverage services contracts are recorded as deferred income until the revenue recognition criteria has been met.

The Company also provides goods and services that may include multiple performance obligations, such as for packages, for which revenues are allocated on a pro rata basis based on each service's stand-alone selling price.

Complimentaries

The Company offers discretionary coupons and other discretionary complimentaries to customers outside of the loyalty program. The retail value of complimentary food, beverage, hotel rooms and other services provided to customers, including loyalty point redemptions, is recognized in revenues when the goods or services are transferred to the customer. Complimentaries provided by third parties at the discretion and under the control of the Company is recorded as an expense when incurred. The Company’s revenues included complimentaries and loyalty point redemptions of $47.2 million and $23.7 million for the three months ended March 31, 2018 and 2017, respectively.

Adoption of ASC Topic 606

The adoption of ASC Topic 606 on January 1, 2018 principally affected the presentation of promotional allowances and how the Company measured the liability associated with our customer loyalty programs. The presentation of gross revenues for complimentary goods and services provided to guests with a corresponding offsetting amount included in promotional allowances was eliminated. This adjustment in presentation of promotional allowances did not have an impact on the Company’s historically reported net operating revenues. The majority of such amounts previously included in promotional allowances now offset casino revenues based on an allocation of revenues to performance obligations using stand-alone selling price. Food, beverage, lodging and other services furnished to our guests on a complimentary basis are measured at the respective estimated standalone selling prices and included as revenues within food and beverage, lodging, and retail, entertainment and other, which generally resulted in a corresponding decrease in gaming revenues. The costs of providing such complimentary goods and services are included as expenses within food and beverage, lodging, and retail, entertainment and other.

Additionally, as a result of the adoption of the new standard, certain adjustments and other reclassifications to and between revenue categories and to and between expense categories were required; however, the amounts associated with such adjustments did not have a significant impact on the Company’s previously reported operating income or net income.

Liabilities associated with our customer loyalty programs are no longer valued at cost; rather a deferred revenue model is used to account for the classification and timing of revenue to be recognized related to the redemption of loyalty program liabilities by our customers. Points earned under the Company’s loyalty programs are deemed to be separate performance obligations, and recorded as a reduction of casino revenues when earned at the retail value of such benefits owed to the customer and recognized as departmental revenue based on where such points are redeemed, upon fulfillment of the performance obligation.

The Company elected to adopt the full retrospective method to apply the new guidance to each prior reporting period presented as if it had been in effect since January 1, 2015, with a pre-tax cumulative effect adjustment to our retained earnings upon adoption of $4.7 million. Net of tax, the cumulative effect adjustment to our retained earnings upon adoption was $3.5 million. This was primarily related to our loyalty program point liability, which increased from an estimated incremental cost model to a deferred revenue model at retail value.

Adoption of the new standard did not have a significant impact on our previously reported net revenue, expenses, operating income, and net income. The impact of adoption of the new standard to previously reported selected financial statement information was as follows (in thousands):

	Three Months Ended March 31, 2017
	As Reported	Adjustments	As Adjusted
Gross revenues	$219,546	$(17,153)	$202,393
Promotional allowances	(18,621)	18,621	—
Net revenues	$200,925	$1,468	$202,393
Operating income (loss)	$14,149	$(121)	$14,028
Net income (loss)	$1,021	$(76)	$945

The Company’s consolidated statement of income presents net revenue disaggregated by type or nature of the good or service (i.e., casino, pari-mutuel, food and beverage, hotel and other). A summary of net revenues disaggregated by type of revenue and reportable segment is presented below (amounts in thousands). Refer to Note 13 for a discussion of the Company’s reportable segments.

	Three Months Ended March 31, 2018
	West	Midwest	South	East	Corporate and Other	Total
Casino	$49,734	$88,359	$97,509	$103,856	$—	$339,458
Pari-mutuel commissions	—	—	3,409	661	—	4,070
Food and beverage	23,211	6,916	13,860	8,211	—	52,198
Hotel	19,430	3,637	5,992	1,682	—	30,741
Other	7,204	1,883	2,030	2,481	127	13,725
Net revenues	$99,579	$100,795	$122,800	$116,891	$127	$440,192

	Three Months Ended March 31, 2017
	West	Midwest	South	East	Corporate and Other	Total
Casino	$23,833	$—	$23,169	$94,552	$—	$141,554
Pari-mutuel commissions	—	—	—	636	—	636
Food and beverage	19,492	—	5,734	7,195	—	32,421
Hotel	14,651	—	2,924	1,730	—	19,305
Other	5,512	—	733	2,174	58	8,477
Net revenues	$63,488	$—	$32,560	$106,287	$58	$202,393

Note 3. Isle Acquisition and Final Purchase Price Accounting

Final Purchase Price Accounting – Isle of Capri

On May 1, 2017, the Company completed its acquisition of Isle. As of March 31, 2018, the Company finalized its purchase price accounting related to the Isle Acquisition. The total purchase consideration in the Isle Acquisition was determined with reference to the fair value on the date of the Merger Agreement as follows:

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

The following table summarizes the final purchase accounting of the purchase consideration to the identifiable assets acquired and liabilities assumed in the Isle Acquisition as of the Isle Acquisition Date, with the excess recorded as goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. The following table summarizes our final purchase price accounting of the acquired assets and liabilities as of March 31, 2018 (dollars in thousands):

Current and other assets, net	$135,925
Property and equipment	908,816
Goodwill	709,087
Intangible assets (i)	517,470
Other noncurrent assets	15,082
Total assets	2,286,380
Current liabilities	(144,306)
Deferred income taxes (ii)	(189,952)
Other noncurrent liabilities	(17,377)
Total liabilities	(351,635)
Net assets acquired	$1,934,745

(i)	Intangible assets consist of gaming licenses, trade names, and player relationships.
(ii)	Deferred tax liabilities were derived based on fair value adjustments for property and equipment and identified intangibles.

During the three months ended March 31, 2018, the Company finalized its valuation procedures and adjusted the Isle of Capri preliminary purchase price accounting, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017, to their updated values. Except for other long-term liabilities related to Bettendorf and Nemacolin (see Note 8) and a corresponding goodwill adjustment totaling $6.1 million (net of tax), the finalization of our purchase price accounting resulted in minimal changes and refinements by management as of, and for the three months ended March 31, 2018.

Valuation methodologies under both a market and income approach used for the identifiable net assets acquired in the Isle Acquisition make use of Level 1 and Level 3 inputs including quoted prices in active markets and discounted cash flows using current interest rates and are provisional pending development of a final valuation.

Trade receivables and payables, inventory and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the Isle Acquisition Date, based on management’s judgment and estimates.

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

The fair value of the gaming licenses was determined using the excess earnings or replacement cost methodology based on the respective states’ legislation. The excess earnings methodology, which is an income approach methodology that allocates the projected cash flows of the business to the gaming license intangible assets less charges for the use of other identifiable assets of Isle including working capital, fixed assets and other intangible assets. This methodology was considered appropriate as the gaming licenses are the primary asset of Isle and the licenses are linked to each respective facility. Under the respective state’s gaming legislation, the property specific licenses can only be acquired if a theoretical buyer were to acquire each existing facility. The existing licenses could not be acquired and used for a different facility. The properties’ estimated future cash flows were the primary assumption in the respective valuations. Cash flow estimates included net gaming revenue, gaming operating expenses, general and administrative expenses, and tax expense. The replacement cost methodology is a cost approach methodology based on replacement or reproduction cost of the gaming license as an indicator of fair value. The acquired Isle properties currently have licenses in Pennsylvania, Iowa, Missouri, Mississippi, Florida and Colorado. The renewal of each state’s gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state’s gaming regulator, and meeting certain inspection requirements. However, ERI’s historical experience has not indicated, nor does ERI expect, any limitations regarding its ability to continue to renew each license. No other competitive, contractual, or economic factor limits the useful lives of these assets. Accordingly, ERI has concluded that the useful lives of these licenses are indefinite.

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

Isle Operating Results and Transaction Expenses

For the three months ended March 31, 2018, Isle generated revenue of $231.9 million and net income of $30.4 million.

Transaction expenses attributed to the Isle Acquisition are reported on the accompanying statements of income related to legal, accounting, financial advisory services, severance, stock awards and other costs and totaled $1.0 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the results of operations of the Company for the three months ended March 31, 2017, as if the Isle Acquisition had occurred on January 1, 2017 (in thousands).

Three Months Ended
March 31, 2017
Net operating revenues	$448,469
Net loss	(30,303)

These pro forma results do not necessarily represent the results of operations that would have been achieved if the acquisition had taken place on January 1, 2017, nor are they indicative of the results of operations for future periods. The pro forma amounts include the historical operating results of the Company and Isle prior to the Isle Acquisition with adjustments directly attributable to the Isle Acquisition.

Note 4. Assets Held for Sale

On February 28, 2018, the Company entered into definitive agreements to sell substantially all of the assets and liabilities of Presque Isle Downs and Vicksburg to Churchill Downs Incorporated (“CDI”). Under the terms of the agreements, CDI will purchase Presque Isle Downs for cash consideration of approximately $178.9 million and Vicksburg for cash consideration of approximately $50.6 million, in each case subject to a customary working capital adjustment (the “Dispositions”). Additionally, an impairment charge was recorded related to Vicksburg during the three months ended March 31, 2018 (see Note 6).

The Dispositions are subject to receipt of required regulatory approvals, termination of the waiting period under the Hart-Scott-Rodino Act (the “HSR Act”) and other customary closing conditions, including, in the case of Presque Isle

Downs, the prior closing of the sale of Vicksburg or the entry into an agreement to acquire another asset of the Company. On May 7, 2018, the Company and CDI each received a Request for Additional Information and Documentary Materials, often referred to as a “Second Request,” from the Federal Trade Commission (“FTC”) in connection with the FTC’s review of the Vicksburg acquisition. The Second Request was issued under the HSR Act. Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after the Company and CDI have substantially complied with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. The Company and CDI continue to cooperate fully with the FTC in its review. The Dispositions are expected to close in the third or fourth quarter of 2018 subject to satisfaction of closing conditions (including termination of the waiting period under the HSR Act and, in the case of Presque Isle Downs, the prior closing of the sale of Vicksburg or the entry into an agreement to acquire another asset of the Company.

The Dispositions met the requirements for presentation as assets held for sale under generally accepted accounting principles as of March 31, 2018.

The assets and liabilities held for sale were as follows (in thousands):

	March 31, 2018
	Vicksburg	Presque Isle Downs	Total
Assets:
Accounts receivable, net	$110	$2,083	$2,193
Inventories	283	1,530	1,813
Prepaid expenses and other	232	1,072	1,304
Property and equipment, net	35,615	68,039	103,654
Goodwill	8,806	3,122	11,928
Other intangibles, net	2,720	75,422	78,142
Assets held for sale	$47,766	$151,268	$199,034

Liabilities:
Accounts payable	$181	$688	$869
Accrued payroll and related	183	537	720
Accrued property and other taxes	—	61	61
Accrued other liabilities	367	3,381	3,748
Liabilities related to assets held for sale	$731	$4,667	$5,398

Note 5. Stock-Based Compensation

Common Stock and Stock‑Based Awards

The Company has authorized common stock of 100,000,000 shares, par value $0.00001 per share. In February 2018, the Board of Directors approved and adopted an amendment (the “Common Stock Amendment”) to the Company’s Restated Certificate of Incorporation, subject to approval by the Company’s stockholders that would increase the total number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense in the accompanying consolidated statements of income totaled $3.7 million and $1.7 million during the three months ended March 31, 2018 and 2017, respectively.

The Board of Directors (“BOD”) adopted the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (“2015 Plan”) on January 23, 2015 and our shareholders subsequently approved the adoption of the 2015 Plan on June 23, 2015. The Plan permits the granting of stock options, including incentive stock options (“ERI Stock Options”), stock appreciation rights, restricted stock or restricted stock units (“RSUs”), performance awards, and other stock-based awards and dividend equivalents. ERI Stock Options primarily vest ratably over three years and RSUs granted to employees and executive officers primarily vest and become non-forfeitable upon the third anniversary of the date of grant. The stock ownership guidelines require our non-employee directors to hold shares of our common stock with a minimum value equal to five times the director’s annual cash base retainer fee. Prior to achievement of the minimum stock ownership guideline, RSU grants will vest immediately; however, settlement will be mandatorily deferred until termination of Board service. After minimum stock ownership is achieved, unless the director voluntarily elects to defer settlement of the RSUs, the RSUs will vest and be settled immediately at the time of grant. The performance awards relate to the achievement of defined levels of performance and are generally measured over a one or two-year performance period depending upon the award agreement. If the performance award levels are achieved, the awards earned will vest and become payable at the end of the vesting period, defined as either a one or two calendar year period following the performance period. Payout ranges are from 0% up to 200% of the award target.

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

On January 27, 2017, the Company granted 298,761 RSUs (time-based awards and performance awards with a two-year performance period) to executive officers and key employees, and 46,282 RSUs (time-based awards) to non-employee members of the BOD under the 2015 Plan. The performance awards granted in 2017 are subject to a two-year performance period (2017 and 2018), with a one‑year additional vesting requirement, resulting in a total vesting period of three years from the grant date. Performance achievement over the two-year performance period is measured by averaging the level of achievement attained during each of 2017 and 2018. PSUs are earned as follows: 50% of the target number of PSUs will be earned at threshold performance, 100% of the target number of PSUs will be earned at target performance, and up to 200% of the target number of PSUs will be earned at maximum performance. No award is earned if performance falls below the threshold level. Following the end of the two-year performance period, the vesting of earned PSUs are subject to an additional one-year service condition. The January 27, 2017, RSUs had a fair value of $15.50 per unit which was the NASDAQ closing price on that date. An additional 246,755 RSUs were also granted to key employees during the year ended December 31, 2017.

On January 26, 2018, the Company granted 242,939 RSUs (time-based awards and performance awards with a two-year performance period) to executive officers, key employees, and 32,284 RSUs (time-based awards) to non-employee members of the BOD under the 2015 Plan. The RSUs had a fair value of $33.05 per unit which was the NASDAQ closing price on that date. An additional 7,415 RSUs were granted at 116% of target following the finalization of actual results of the first year of the two-year 2017 performance period.

A summary of the RSU activity for the three months ended March 31, 2018 is presented in the following table:

	Equity Awards	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Fair Value
			(in years)	(in millions)
Unvested outstanding as of December 31, 2017	1,579,499	$12.25	0.92	$19.35
Granted (1)	282,638	32.59
Vested (2)	(665,704)	5.91
Unvested outstanding as of March 31, 2018	1,196,433	$20.59	1.58	$24.63

(1)	Includes 78,674 of performance awards at 100% of target, 196,549 time-based awards at 100% of target and 7,415 of the first year of the two-year 2017 performance awards at 116% of target.
(2)

Represents 357,565 performance awards and 255,511 time-based awards granted in January 2015 which vested in January 2018, 9,786 Isle RSUs, 10,558 time-based awards granted to a key employee in May 2017 and 32,284 awards granted to non-employee board members in January 2018 which vested immediately.

A summary of the ERI Stock Option activity for the three months ended March 31, 2018 is presented in the following table:

				Weighted-	Weighted-
				Average	Average
		Range of		Exercise	Remaining	Aggregate
	Options	Exercise Prices		Price	Contractual Life	Intrinsic Value
					(in years)	(in millions)
Outstanding and Exercisable as of December 31, 2017	271,852	$3.94	$15.60	$9.63	5.22	$6.4
Exchanged	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding and Exercisable as of March 31, 2018	271,852	$3.94	$15.60	$9.63	4.97	$6.2

A summary of the ERI Restricted Stock Awards activity for the three months ended March 31, 2018 is presented in the following table:

		Weighted-
		Average
		Grant Date
	Restricted Stock	Fair Value

Outstanding as of December 31, 2017	10,809	$19.13
Vested	(2,403)	19.13
Outstanding as of March 31, 2018	8,406	$19.13

There were no options exercised or expired during the three months ended March 31, 2018.

The Company’s unrecognized compensation cost for unvested restricted stock awards was $18,000 as of March 31, 2018.

Note 6. Other and Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	March 31,	December 31,
	2018	2017	Useful Life
	(unaudited)
Goodwill	$719,255	$747,106	Indefinite

Gaming licenses	$801,774	$877,174	Indefinite
Trade names	105,550	108,250	Indefinite
Trade names	5,100	6,700	1 - 3.5 years
Loyalty programs	20,193	21,820	1 - 3 years
Subtotal	932,617	1,013,944
Accumulated amortization trade names	(5,100)	(6,290)
Accumulated amortization loyalty programs	(10,407)	(10,838)
Total gaming licenses and other intangible assets	$917,110	$996,816

Non-operating real property	$14,030	$18,069

Unamortized debt issuance costs - New Revolving Credit Facility	$8,115	$8,616
Restricted cash	9,862	9,886
Other	12,253	12,130
Total other assets, net	$30,230	$30,632

Goodwill represents the excess of the purchase prices of acquiring MTR Gaming and Isle over the fair market value of the net assets acquired. In conjunction with the classification of Vicksburg’s operations as assets held for sale (see Note 4) as a result of the announced sale to Churchill Downs Incorporated, an impairment charge totaling $9.8 million was recorded for the three months ended March 31, 2018 due to the carrying value exceeding the estimated net sales proceeds.

Gaming licenses represent intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. These gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful lives.

Amortization expense related to trade names and loyalty programs for the three months ended March 31, 2018 and 2017 totaled $1.6 million and $0.5 million, respectively, and is included in depreciation and amortization expense in the consolidated statements of income. Such amortization expense is expected to be $3.5 million for the remainder of 2018 and $4.7 million and $1.6 million for the years ended December 31, 2019 and 2020, respectively.

Note 7. Income Taxes

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

While we have not yet completed all of the computations necessary or completed an inventory of our 2017 expenditures that qualify for immediate deductions, we have recorded a provisional benefit based on our current intent to fully deduct all qualifying expenditures. This did not result in any significant change to our current income tax payable due to our federal and state net operating loss carry forwards.

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

For the three months ended March 31, 2018 and 2017, the Company’s tax expense was $2.1 million and $0.4 million, respectively. For the three months ended March 31, 2018 and 2017, the difference between the effective rate and the statutory rate is attributed primarily to state and local income taxes less excess tax benefits associated with stock compensation. As of March 31, 2018 and 2017, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

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

Note 8. Long-Term Debt and Other Long-Term Liabilities

Long‑term debt consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
New Term Loan	$956,750	$956,750
Less: Unamortized discount and debt issuance costs	(18,149)	(18,748)
Net	938,601	938,002
6% Senior Notes	875,000	875,000
Plus: Unamortized debt premium	25,841	26,605
Less: Unamortized debt issuance costs	(20,152)	(20,716)
Net	880,689	880,889
7% Senior Notes	375,000	375,000
Less: Unamortized discount and debt issuance costs	(6,905)	(7,146)
Net	368,095	367,854
Capital leases	769	917
Long-term notes payable	2,509	2,531
Less: Current portion	(553)	(615)
Total long-term debt	$2,190,110	$2,189,578

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

Amortization of the debt issuance costs and the discount and premium associated with our indebtedness totaled $1.3 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

Scheduled maturities of long‑term debt are $375.0 million in 2023, $956.8 million in 2024, and $875.0 million in 2025.

The Company is a holding company with no independent assets or operations. Our 6% Senior Notes and 7% Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by the subsidiary guarantors. As of March 31, 2018, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

Other Long-Term Liabilities

In conjunction with the Isle Acquisition, the Company acquired the existing lease and management agreements at its Nemacolin location. Under the terms of the agreements, Nemacolin Woodland Resort (“Resort”) provided land, land improvements and a building for the casino property. In accordance with ASC 840, the Company was deemed, for accounting purposes only, to be the owner of these assets provided by the Resort during the construction and casino operating periods due to the Company’s continuing involvement. Therefore, the transaction was accounted for using the direct financing method. As of March 31, 2018 and December 31, 2017, the Company recorded property and equipment, net of accumulated depreciation, of $4.2 million in both periods and a liability of $2.4 million and $4.5 million, respectively, in other long-term liabilities related to the agreement. The decrease in the liability was primarily due to the Company finalizing its purchase price accounting related to the Isle Acquisition as of March 31, 2018.

In conjunction with the Isle Acquisition, the Company acquired the existing lease and management agreements at its Bettendorf location. Under the terms of the agreements with the City of Bettendorf, Iowa, the Company leases, manages, and provides financial and operating support for the convention center (Quad-Cities Waterfront Convention Center). In accordance with ASC 840, the Company was deemed, for accounting purposes only, to be the owner of the convention center due to the Company’s continuing involvement. Therefore, the transaction was accounted for using the direct financing method. As of March 31, 2018 and December 31, 2017, the Company recorded property and equipment, net of accumulated depreciation, of $11.8 million and $11.9 million, respectively, and a liability of $5.5 million and $12.5 million, respectively, in other long-term liabilities related to the agreement. The decrease in the liability was primarily due to the Company finalizing its purchase price accounting related to the Isle Acquisition as of March 31, 2018.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the 7% Senior Notes Indenture. The 7% Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 7% Senior Notes to be declared due and payable. As of March 31, 2018, the Company was in compliance with all of the covenants under the 7% Senior Notes Indenture relating to the 7% Senior Notes.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the 6% Senior Notes Indenture. The 6% Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6% Senior Notes to be declared due and payable. As of March 31, 2018, the Company was in compliance with all of the covenants under the 6% Senior Notes Indenture relating to the 6% Senior Notes.

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

As of March 31, 2018, the Company had $956.8 million outstanding on the New Term Loan. There were no borrowings outstanding under the New Revolving Credit Facility as of March 31, 2018. The Company had $291.5 million of available borrowing capacity, after consideration of $8.5 million in outstanding letters of credit, under its New Revolving Credit Facility as of March 31, 2018. We have obtained commitments to increase our revolving credit facility from $300 million to $500 million effective at the time of the consummation of the Tropicana Acquisition. At March 31, 2018, the weighted average interest rate on the New Term Loan was 3.9% based upon the weighted average interest rate of borrowings outstanding during the three months ended March 31, 2018.

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

We have obtained commitments to increase our revolving credit facility from $300 million to $500 million effective at the time of the consummation of the Tropicana Acquisition. The Company’s obligations under the New Term Loan Facility will mature on April 17, 2024. The Company was required to make quarterly principal payments in an amount equal to $3.6 million on the New Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017 but satisfied this requirement as a result of the principal prepayment of $444.5 million on September 13, 2017 in conjunction with the issuance of the additional 6% Senior Notes. In addition, the Company is required to make mandatory payments of amounts outstanding under the New Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the New Credit Facility.

The interest rate per annum applicable to loans under the New Revolving Credit Facility are, at our option, either (i) LIBOR plus a margin ranging from 1.75% to 2.50% or (ii) a base rate plus a margin ranging from 0.75% to 1.50%, which margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the New Term Loan Facility is, at our option, either (i) LIBOR plus 2.25%, or (ii) a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00% over the term of the New Term Loan Facility or the New Revolving Credit Facility. Additionally, the Company pays a commitment fee on the unused portion of the New Revolving Credit Facility in the amount of 0.50% per annum.

The New Credit Facility is secured by substantially all of the Company’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the New Credit Facility (other than certain subsidiary guarantors designated as immaterial) (the “New Credit Facility Guarantors”), whether owned on the closing date of the New Credit Facility or thereafter acquired, and mortgages on certain real property and improvements owned or leased by us or the New Credit Facility Guarantors. The New Credit Facility is also secured by a pledge of all of the equity owned by the Company and the New Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the New Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the New Credit Facility Guarantors to incur additional indebtedness, create liens, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or modify their lines of business.

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

The New Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to our other indebtedness, including the Notes, certain events of bankruptcy or insolvency, certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the New Credit Facility would be entitled to take various actions, including accelerating amounts outstanding thereunder and taking all actions permitted to be taken by a secured creditor. As of March 31, 2018, the Company was in compliance with the covenants under the New Credit Facility.

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

Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018
Assets:	Level 1	Level 2	Total
Restricted cash and investments	$9,449	$4,072	$13,521
Marketable securities	8,284	8,952	17,236

	December 31, 2017
Assets:	Level 1	Level 2	Total
Restricted cash and investments	$9,055	$4,098	$13,153
Marketable securities	7,906	9,725	17,631

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

Accounts Receivable and Credit Risk: The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that no significant concentrations of credit risk related to receivables exists.

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

There were no transfers between Level 1 and Level 2 investments.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
7% Senior Notes	$368,095	$394,687	$367,854	$400,800
6% Senior Notes	880,689	881,563	880,889	914,375
New Term Loan	938,601	959,142	938,002	956,750
Other long-term debt	2,509	2,509	2,531	2,531
Capital leases	769	769	917	917

Note 10. Earnings per Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 2018 and 2017 (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Net income available to common stockholders	$20,855	$945

Shares outstanding:
Weighted average shares outstanding – basic	77,353,730	47,120,751
Effect of dilutive securities:
Stock options	152,906	50,799
RSUs	573,413	909,731
Weighted average shares outstanding – diluted	78,080,049	48,081,281

Net income per common share attributable to common stockholders – basic:	$0.27	$0.02
Net income per common share attributable to common stockholders – diluted:	$0.27	$0.02

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

Agreements with Horsemen and Pari-mutuel Clerks.  The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a “proceeds agreement”) with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari‑mutuel clerks. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have the requisite agreements in place with the horsemen at Mountaineer until December 31, 2018. With respect to the Mountaineer pari‑mutuel clerks, we have a labor agreement in force until November 30, 2018, which will automatically renew for an additional one-year period, and a proceeds agreement until April 14, 2019. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari‑mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer’s application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. Scioto Downs has the requisite agreement in place with the OHHA until December 31, 2023, with automatic two-year renewals unless either party requests re‑negotiation pursuant to its terms. Presque Isle Downs has the requisite agreement in place with the Pennsylvania Horsemen’s Benevolent and Protective Association until May 1, 2021. With the exception of the respective Mountaineer, Presque Isle Downs and Scioto Downs horsemen’s agreements and the agreement between Mountaineer and the pari‑mutuel clerks’ union described above, each of the agreements referred to in this paragraph may be terminated upon written notice by either party.

Note 12. Related Affiliates

The Company has a lease agreement with C.S. &Y. Associates (“CS&Y”) which is an entity partially owned by Recreational Enterprises, Inc. (“REI”), which is owned by members of the Carano family, including Gary L. Carano, and various trusts of which members of the Carano family are beneficiaries. In addition, each of Gary L. Carano and Thomas R. Reeg serve as members of the board of directors of REI. The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from CS&Y. For the period ended March 31, 2018, the amount paid to CS&Y was $150,000. No amounts were due to or due from CS&Y as of March 31, 2018 and December 31, 2017.

The Company holds a 42.1% variable interest in a partnership with other investors that developed a new 118-room Hampton Inn & Suites hotel at Scioto Downs that opened in March 2017. Pursuant to the terms of the partnership agreement, the Company contributed $1.0 million of cash and 2.4 acres of a leasehold immediately adjacent to The Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership constructed the hotel at a cost of $16.0 million and other investor members operate the hotel. As of March 31, 2018, the Company’s receivable from the partnership totaled $62,000 and the Company’s payable to the partnership totaled $10,000. These amounts are reflected on the accompanying balance sheet under “due from affiliates” and “due to affiliates.”

Note 13. Segment Information

The following table sets forth, for the period indicated, certain operating data for our reportable segments. The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Isle Acquisition, the Company’s principal operating activities occurred in three geographic regions: Nevada, Louisiana and parts of the eastern United States. Following the Isle Acquisition, the Company’s principal operating activities expanded and now occur in four geographic regions and reportable segments based on the similar characteristics of the operating segments within the regions in which they operate. The previously reported segments, Nevada, Louisiana, and Eastern, are now included in the West, South, and East segments, respectively, which are summarized as follows, along with the Midwest segment.

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

	Three Months Ended
	Ended March 31,
	2018	2017
	(in thousands, unaudited)
Revenues and expenses
West:
Net operating revenues	$99,579	$63,488
Operating income—West	10,139	1,355
Midwest:
Net operating revenues	$100,795	$—
Operating income—Midwest	26,676	—
South:
Net operating revenues	$122,800	$32,560
Operating income—South	13,359	5,918
East:
Net operating revenues	$116,891	$106,287
Operating income—East	19,131	15,034
Corporate:
Net operating revenues	$127	$58
Operating loss—Corporate	(15,111)	(8,279)
Total Reportable Segments
Net operating revenues	$440,192	$202,393
Operating income – Total Reportable Segments	54,194	14,028
Reconciliations to Consolidated Net Income:
Operating Income — Total Reportable Segments	$54,194	$14,028
Unallocated income and expenses:
Interest expense, net	(31,251)	(12,670)
Provision for income taxes	(2,088)	(413)
Net income	$20,855	$945

	Three Months Ended March 31,
	2018	2017
	(in thousands, unaudited)
Capital Expenditures
West	$10,181	$4,154
Midwest	2,741	—
South	2,883	547
East	2,874	1,430
Corporate	2,592	75
Total	$21,271	$6,206

	West	Midwest	South	East	Corporate, Other & Eliminations	Total
Balance sheet as of March 31, 2018 (unaudited)	(in thousands)
Total assets	$1,285,898	$1,199,909	$804,736	$1,189,210	$(927,533)	$3,552,220
Goodwill	152,762	322,745	180,044	63,704	—	719,255

Balance sheet as of December 31, 2017
Total assets	$1,278,062	$1,188,758	$804,318	$1,185,806	$(910,472)	$3,546,472
Goodwill	152,775	327,088	200,417	66,826	—	747,106

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

The consolidating condensed balance sheet as of March 31, 2018 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands, unaudited)
Current assets	$68,033	$380,583	$26,693	$—	$475,309
Intercompany receivables	211,587	—	29,049	(240,636)	—
Investments in subsidiaries	2,480,728	—	—	(2,480,728)	—
Property and equipment, net	12,444	1,375,675	8,167	—	1,396,286
Other assets	47,511	1,656,163	22,925	(45,974)	1,680,625
Total assets	$2,820,303	$3,412,421	$86,834	$(2,767,338)	$3,552,220

Current liabilities	$43,159	$151,378	$22,753	$—	$217,290
Intercompany payables	—	215,636	25,000	(240,636)	—
Long-term debt, less current maturities	1,814,801	375,000	309	—	2,190,110
Deferred income tax liabilities	—	213,569	—	(45,974)	167,595
Other accrued liabilities	3,791	12,019	2,784	—	18,594
Stockholders’ equity	958,552	2,444,819	35,988	(2,480,728)	958,631
Total liabilities and stockholders’ equity	$2,820,303	$3,412,421	$86,834	$(2,767,338)	$3,552,220

The consolidating condensed balance sheet as of December 31, 2017 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$27,572	$201,321	$22,139	$—	$251,032
Intercompany receivables	274,148	—	34,492	(308,640)	—
Investments in subsidiaries	2,437,287	—	—	(2,437,287)	—
Property and equipment, net	12,042	1,483,473	7,302	—	1,502,817
Other assets	37,458	1,764,291	27,283	(36,409)	1,792,623
Total assets	$2,788,507	$3,449,085	$91,216	$(2,782,336)	$3,546,472

Current liabilities	$28,676	$169,348	$25,726	$—	$223,750
Intercompany payables	—	283,640	25,000	(308,640)	—
Long-term debt, less current maturities	1,814,185	375,000	393	—	2,189,578
Deferred income tax liabilities	—	199,376	—	(36,409)	162,967
Other accrued liabilities	4,127	19,624	4,828	—	28,579
Stockholders’ equity	941,519	2,402,097	35,269	(2,437,287)	941,598
Total liabilities and stockholders’ equity	$2,788,507	$3,449,085	$91,216	$(2,782,336)	$3,546,472

The consolidating condensed statement of operations for the three months ended March 31, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands, unaudited)
Revenues:
Gaming and pari-mutuel commissions	$—	$335,793	$7,735	$—	$343,528
Non-gaming	—	94,023	2,641	—	96,664
Net revenues	—	429,816	10,376	—	440,192

Operating expenses:
Gaming and pari-mutuel commissions	—	164,303	5,248	—	169,551
Non-gaming	—	63,975	712	—	64,687
Marketing and promotions	—	20,835	466	—	21,301
General and administrative	—	72,427	1,775	—	74,202
Corporate	10,294	322	953	—	11,569
Impairment charges	—	9,815	—	—	9,815
Management fee	(5,137)	5,137	—	—	—
Depreciation and amortization	772	30,601	161	—	31,534
Total operating expenses	5,929	367,415	9,315	—	382,659

Loss on sale of asset or disposal of property and equipment	—	(706)	—	—	(706)
Transaction expenses	(2,118)	(430)	—	—	(2,548)
Equity in loss of unconsolidated affiliate	—	(85)	—	—	(85)
Operating (loss) income	(8,047)	61,180	1,061	—	54,194

Interest expense, net	(24,432)	(6,286)	(533)	—	(31,251)
Subsidiary income (loss)	43,305	—	—	(43,305)	—
Income (loss) before income taxes	10,826	54,894	528	(43,305)	22,943
Income tax benefit (provision)	10,029	(12,303)	186	—	(2,088)
Net income (loss)	$20,855	$42,591	$714	$(43,305)	$20,855

The consolidating condensed statement of operations for the three months ended March 31, 2017 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands, unaudited)
Revenues:
Gaming and pari-mutuel commissions	$—	$142,185	$5	$—	$142,190
Non-gaming	—	60,145	58	—	60,203
Net revenues	—	202,330	63	—	202,393

Operating expenses:
Gaming and pari-mutuel commissions	—	81,188	—	—	81,188
Non-gaming	—	41,266	—	—	41,266
Marketing and promotions	—	10,125	4	—	10,129
General and administrative	—	31,800	—	—	31,800
Corporate	6,574	—	—	—	6,574
Management fee	(6,574)	6,574	—	—	—
Depreciation and amortization	149	15,455	—	—	15,604
Total operating expenses	149	186,408	4	—	186,561

Loss on sale of asset or disposal of property and equipment	—	32	—	—	32
Transaction expenses	(1,614)	—	—	—	(1,614)
Equity in loss of unconsolidated affiliate	—	(222)	—	—	(222)
Operating (loss) income	(1,763)	15,732	59	—	14,028

Interest expense, net	(6,089)	(6,581)	—	—	(12,670)
Subsidiary income (loss)	9,255	—	—	(9,255)	—
Income (loss) before income taxes	1,403	9,151	59	(9,255)	1,358
Income tax (provision) benefit	(458)	45	—	—	(413)
Net income (loss)	$945	$9,196	$59	$(9,255)	$945

The consolidating condensed statement of cash flows for the three months ended March 31, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands, unaudited)
Net cash (used in) provided by operating activities	$(7,128)	$87,253	$(2,118)	$—	$78,007
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(1,233)	(19,011)	(1,027)	—	(21,271)
Proceeds from sale of property and equipment	—	150	—	—	150
Net cash provided by (used in) investing activities	(1,233)	(18,861)	(1,027)	—	(21,121)
FINANCING ACTIVITIES:
Net proceeds from (payments to) related parties	62,560	(66,660)	4,100	—	—
Payment of other long-term obligation	(22)	—	—	—	(22)
Payments on capital leases	—	(78)	(70)	—	(148)
Debt issuance costs	(304)	—	—	—	(304)
Taxes paid related to net share settlement of equity awards	(7,502)	—	—	—	(7,502)
Net cash provided by (used in) financing activities	54,732	(66,738)	4,030	—	(7,976)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	46,371	1,654	885	—	48,910
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	13,836	118,483	15,430	—	147,749
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$60,207	$120,137	$16,315	$—	$196,659

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$59,490	$116,394	$7,254	$—	$183,138
Restricted cash	717	2,743	199	—	3,659
Restricted cash included in other noncurrent assets	—	1,000	8,862	—	9,862
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$60,207	$120,137	$16,315	$—	$196,659

The consolidating condensed statement of cash flows for the three months ended March 31, 2017 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands, unaudited)
Net cash (used in) provided by operating activities	$(2,768)	$7,862	$89	$—	$5,183
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(151)	(6,055)	—	—	(6,206)
Proceeds from sale of property and equipment	—	32	—	—	32
(Decrease) increase in other assets, net	(565)	417	—	—	(148)
Cash escrow related to acquisition	(376,750)	—	—	—	(376,750)
Net cash used in investing activities	(377,466)	(5,606)	—	—	(383,072)
FINANCING ACTIVITIES:
Proceeds from issuance of 6% Senior Notes	375,000	—	—	—	375,000
Payments under Term Loan	(1,063)	—	—	—	(1,063)
Borrowings under Prior Revolving Credit Facility	23,000	—	—	—	23,000
Payments under Prior Revolving Credit Facility	(29,000)	—	—	—	(29,000)
Principal payments on capital leases	—	(94)	—	—	(94)
Debt issuance costs	(7,016)	—	—	—	(7,016)
Net proceeds from (payments to) related parties	18,746	(18,634)	(112)	—	—
Taxes paid related to net share settlement of equity awards	(179)	—	—	—	(179)
Proceeds from exercise of stock options	434	—	—	—	434
Net cash provided by (used in) financing activities	379,922	(18,728)	(112)	—	361,082
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(312)	(16,472)	(23)	—	(16,807)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,409	61,702	332	—	63,443
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,097	$45,230	$309	$—	$46,636

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$419	$43,846	$309	$—	$44,574
Restricted cash	678	1,384	—	—	2,062
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$1,097	$45,230	$309	$—	$46,636

Note 15. Pending Acquisitions

On April 16, 2018, the Company announced that it entered into a definitive agreement to acquire the Grand Victoria Casino in Elgin, Illinois for $327.5 million in cash, subject to a customary working capital adjustment (the “Grand Victoria Acquisition”). The Company intends to fund the consideration payable in the Grand Victoria Acquisition using cash from currently pending asset sales, cash from ongoing operations and borrowings under its revolving credit facility.

Also on April 16, 2018, the Company announced that it entered into a definitive agreement to acquire Tropicana Entertainment Inc. (“Tropicana”) in a cash transaction that is valued at $1.85 billion. The definitive agreement provides that Gaming and Leisure Properties (“GLPI”) will pay $1.21 billion, excluding taxes and expenses, for substantially all of Tropicana’s real estate, will enter into a master lease with the Company for the acquired real estate, and the Company will fund the remaining $640 million of cash consideration payable in the acquisition (the “Tropicana Acquisition” and, together with the Elgin Acquisition, the “Acquisitions”). Pursuant to the transaction, GLPI is expected to acquire the real estate associated with the Tropicana property portfolio, except the MontBleu Casino Resort & Spa in South Lake Tahoe and the Tropicana Aruba Resort and Casino. Following the acquisition of the real estate portfolio by GLPI, the Company will enter into a triple net master lease for the acquired properties with an initial term of 15 years, with renewals of up to 20 years at the Company’s option. The initial annual rent under the terms of the lease is expected to be approximately $110 million. Tropicana intends to dispose of Tropicana Aruba Resort and Casino prior to closing.

The Company intends to fund the consideration of approximately $640 million payable by the Company in the Tropicana Acquisition and repay debt outstanding under Tropicana’s credit facility with cash generated from our current operations, proceeds from pending asset sales, Tropicana’s cash on hand, cash flow generated from Tropicana operations through closing and $600 million of committed debt financing. In addition, the Company has obtained commitments to increase its revolving credit facility from $300 million to $500 million effective at the time of the consummation of the Tropicana Acquisition and expects to extend the maturity of the revolving credit facility to five years following the consummation of the Tropicana Acquisition.

The Acquisitions are expected to close in the fourth quarter of 2018, subject to satisfaction of customary closing conditions including receipt of required regulatory approvals and termination of the waiting period under the Hart-Scott-Rodino Act.

Transaction expenses attributed to the Grand Victoria Acquisition and the Tropicana Acquisition totaled $0.6 million and $1.0 million, respectively, for the three months ended March 31, 2018. As of March 31, 2018, $0.4 million and $0.8 million of accrued costs and expenses related to the Grand Victoria Acquisition and Tropicana Acquisition, respectively, are included in accrued other liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the financial statements, including the related notes and the other financial information, contained in this Quarterly Report on Form 10-Q.

Eldorado Resorts, Inc., a Nevada corporation, is referred to as the “Company,” “ERI,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.”

Overview

We are a geographically diversified gaming and hospitality company owning and operating 20 gaming facilities in 10 states. Our properties, which are located in Ohio, Louisiana, Nevada, Pennsylvania, West Virginia, Colorado, Florida, Iowa, Mississippi and Missouri, feature approximately 21,000 slot machines and video lottery terminals, approximately 600 table games and over 7,000 hotel rooms. Our primary source of revenue is generated by gaming operations and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.

We were founded in 1973 by the Carano Family with the opening of the Eldorado Hotel Casino in Reno, Nevada. In 1993, we partnered with MGM Resorts International on the Silver Legacy Resort Casino, the first mega-themed resort in Reno. In 2005, we acquired our first property outside of Reno when we acquired a casino in Shreveport, Louisiana, now known as Eldorado Shreveport. In September 2014, we merged with MTR Gaming Group, Inc. and acquired its three gaming and racing facilities in Ohio, Pennsylvania and West Virginia. The following year, in November 2015, we acquired Circus Circus Reno and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International. On May 1, 2017, we completed our most recent – and largest – acquisition to date when we acquired Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”), adding another 13 gaming properties to our portfolio.

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

•

Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,245 video lottery terminals, harness racing and a 118-room third party hotel connected to Scioto Downs located 15 minutes from downtown Columbus, Ohio;

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

•

Isle Casino Racing Pompano Park (“Pompano”)—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida, that includes 1,455 slot machines and a 45 table poker room. In April 2018, we announced the formation of a joint venture with the Cordish Companies to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack;

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

In addition, Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs Incorporated.

Pending Acquisitions

On April 16, 2018, we announced that we entered into a definitive agreement to acquire the Grand Victoria Casino in Elgin, Illinois for $327.5 million in cash. We intend to fund the proposed transaction using cash from pending asset sales, cash from ongoing operations and borrowings under our revolving credit facility. The transaction is expected to close in the fourth quarter of 2018, subject to regulatory approvals and other customary closing conditions and is subject to a customary working capital adjustment.

Also on April 16, 2018, we announced that we entered into a definitive agreement to acquire Tropicana Entertainment Inc. in a cash transaction that is valued at $1.85 billion. The definitive agreement provides that Gaming and Leisure Properties will pay $1.21 billion, excluding taxes and expenses, for substantially all of Tropicana’s real estate and enter into a master lease with us for the acquired real estate and that we will fund the remaining $640 million of cash consideration payable in the acquisition. Pursuant to the transaction, Gaming and Leisure Properties is expected to acquire the real estate associated with the Tropicana property portfolio, except the MontBleu Casino Resort & Spa in South Lake Tahoe and the Tropicana Aruba Resort and Casino. Following the acquisition of the real estate portfolio by Gaming and Leisure Properties, we will enter into a triple net master lease for the acquired properties with an initial term of 15 years, with renewals of up to 20 years at our option. The initial annual rent under the terms of the lease is expected to be approximately $110 million. Tropicana intends to dispose of Tropicana Aruba Resort and Casino prior to closing.

We intend to fund the consideration of approximately $640 million payable by us in the Tropicana transaction and repay debt outstanding under Tropicana’s credit facility with cash generated from our current operations, proceeds from pending asset sales, Tropicana’s cash on hand, cash flow generated from Tropicana operations through closing and $600 million of committed debt financing. In addition, the Company has obtained commitments to increase its revolving credit facility from $300 million to $500 million effective at the time of the consummation of the Tropicana transaction and expects to extend the maturity of the revolving credit facility to five years following the consummation of the Tropicana transaction.

Pending Dispositions

On February 28, 2018, we entered into definitive agreements to sell substantially all of the assets and liabilities of Presque Isle Downs and Vicksburg to Churchill Downs Incorporated. Under the terms of the agreements, Churchill Downs Incorporated. will purchase Presque Isle Downs for cash consideration of approximately $178.9 million and Vicksburg for cash consideration of approximately $50.6 million, in each case subject to a customary working capital adjustment. Additionally, an impairment charge was recorded related to Vicksburg.

Both transactions are subject to receipt of required regulatory approvals, termination of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions, including, in the case of Presque Isle Downs, the prior closing of the sale of Vicksburg or the entry into an agreement to acquire another asset of the Company. On May 7, 2018, the Company and CDI each received a Request for Additional Information and Documentary Materials, often referred to as a “Second Request,” from the Federal Trade Commission (“FTC”) in connection with the FTC’s review of the Vicksburg acquisition. The Second Request was issued under the Hart-Scott-Rodino Act. Issuance of the Second Request extends the waiting period under the Hart-Scott-Rodino Act until 30 days after the Company and CDI have substantially complied with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. The Company and CDI continue to cooperate fully with the FTC in its review. The Dispositions are expected to close in the third or fourth quarter of 2018 subject to satisfaction of closing conditions (including termination of the waiting period under the Hart-Scott-Rodino Act and, in the case of Presque Isle Downs, the prior closing of the sale of Vicksburg or the entry into an agreement to acquire another asset of the Company.

Reportable Segments

The following table sets forth, for the period indicated, certain operating data for our reportable segments. The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Isle Acquisition, the Company’s principal operating activities occurred in three geographic regions: Nevada, Louisiana and parts of the eastern United States. Following the Isle Acquisition, the Company’s principal operating activities expanded and now occur in four geographic regions and reportable segments based on the similar characteristics of the operating segments within the regions in which they operate. The previously reported segments, Nevada, Louisiana, and Eastern, are now included in the West, South, and East segments, respectively, which are summarized as follows, along with the Midwest segment.

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

Presentation of Financial Information

The financial information included in this Item 2 for periods prior to our acquisition of Isle are those of ERI and its subsidiaries. The presentation of information herein for periods prior to our acquisition of Isle and after our acquisition of Isle are not fully comparable because the results of operations for Isle are not included for periods prior to our acquisition of Isle.

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

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results for the three months ended March 31, 2018 and 2017.

•

Isle Acquisition – Our results of operations for the three months ended March 31, 2018 include incremental revenues and expenses attributable to the thirteen properties we acquired in our acquisition of Isle.

Transaction expenses related to our acquisition of Isle for legal, accounting, financial advisory services, severance, stock awards and other costs totaled $1.0 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively.

•

Pending Acquisitions – Transaction expenses related to our pending acquisitions of Grand Victoria Casino and Tropicana Entertainment Inc. totaled $0.6 million and $1.0 million, respectively, for the three months ended March 31, 2018.

•

Pending Dispositions – The sales of Presque Isle Downs and Vicksburg met the requirements for presentation as assets held for sale under generally accepted accounting principles. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the three months ended March 31, 2018. Based on the triggering event, we recorded an impairment charge for the three months ended March 31, 2018 totaling $9.8 million related to our Vicksburg property.

•

Lake Charles Terminated Sale – On August 22, 2016, Isle entered into an agreement to sell its casino and hotel property in Lake Charles, Louisiana, for $134.5 million, subject to a customary purchase price adjustment, to an affiliate of Laguna Development Corporation, a Pueblo of Laguna-owned business based in Albuquerque, New Mexico. On November 21, 2017, we terminated the agreement. The closing of the transaction was subject to certain closing conditions, including obtaining certain gaming approvals, and was to occur on or before the termination date, which had been extended by the parties to November 20, 2017. The buyer did not obtain the required gaming approvals prior to the termination date, and pursuant to the terms of the agreement, and the $20.0 million deposit was forfeited upon termination of the agreement.

In previous periods, the operations of Lake Charles have been classified as discontinued operations and as an asset held for sale. As a result of the termination of the sale, Lake Charles is no longer classified as an asset held for sale and as discontinued operations, and is included in our results of operations for the three months ended March 31, 2018.

•

Income Taxes – On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% and has a positive impact on net income.

•

Severe Weather – Our West segment’s operations are subject to seasonal variation, with our lowest business volume generally occurring during the winter months. The northern Nevada region experienced record snowfall and severe weather conditions, including major snow storms during eleven of the fourteen weekends in the 2017 first quarter, making travel to Reno from northern California, our main feeder market, difficult or impossible due to road closures. As a result, there was a significant adverse effect on business levels, especially hotel occupancy and gaming volume, and our operating performance during the three months ended March 31, 2017.

Additionally, our operations were impacted system wide by challenging weather in January and February of 2018 as well as our Reno operations in March of 2018.

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

•

Property Enhancement Capital Expenditures – Property enhancement initiatives and targeted investments that improve our guests’ experiences and elevate our properties’ overall competitiveness in their markets continued throughout 2017 and into 2018. As part of the continuing evolution of the Reno tri-properties, we are building a new spa at Silver Legacy. We will have substantially renovated every room at Circus Reno by July and will start the first phase of 300 rooms at Silver Legacy and 42 high-end suites at Eldorado after the busy summer season. In Black Hawk we expect to renovate all 402 hotel rooms this winter. In addition, recently we announced a joint venture with the Cordish Companies for the development of a new world-class, mixed-use entertainment and hospitality destination anchored by our Isle Casino Racing Pompano Park.

A 118-room Hampton Inn Hotel at Scioto Downs developed by a third party opened in March 2017 and since opening has driven visitation and spend at the property.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended
	March 31,		Percent
	2018	2017	Change
Net revenues	$440,192	$202,393	117.5%
Operating income	54,194	14,028	286.3%
Net income	20,855	945	2,106.9%

Operating Results.  Isle contributed $231.9 million of net revenues during the three months ended March 31, 2018 consisting primarily of gaming revenues. Including the incremental Isle net revenues, net revenues increased 117.5% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Excluding incremental Isle net revenues, net revenues increased 2.9% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to growth in the West region.

Operating income increased 286.3% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to $39.2 million of incremental operating income contributed by Isle for the three months ended March 31, 2018.

Net income increased $19.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to incremental operating income contributed by Isle for the three months ended March 31, 2018 partially offset by higher interest expense attributable to additional debt incurred associated with the Isle Acquisition.

Net Revenues and Operating Income (Loss)

The following table highlights our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Three Months Ended March 31,		Operating Income for the Three Months Ended March 31,
	2018	2017	2018	2017
West	$99,579	$63,488	$10,139	$1,355
Midwest	100,795	—	26,676	—
South	122,800	32,560	13,359	5,918
East	116,891	106,287	19,131	15,034
Corporate	127	58	(15,111)	(8,279)
Total	$440,192	$202,393	$54,194	$14,028

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net revenues and operating expenses were as follows (dollars in thousands):

	Three Months Ended
	March 31,			Percent
	2018	2017	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$49,734	$23,833	$25,901	108.7%
Midwest	88,359	—	88,359	100.0%
South	100,918	23,169	77,749	335.6%
East	104,517	95,188	9,329	9.8%
Total Gaming and Pari-Mutuel Commissions	343,528	142,190	201,338	141.6%
Non-gaming:
West	49,845	39,655	10,190	25.7%
Midwest	12,436	—	12,436	100.0%
South	21,882	9,391	12,491	133.0%
East	12,374	11,099	1,275	11.5%
Corporate	127	58	69	119.0%
Total Non-gaming	96,664	60,203	36,461	60.6%
Total Net Revenues	440,192	202,393	237,799	117.5%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	20,398	10,653	9,745	91.5%
Midwest	35,944	—	35,944	100.0%
South	48,356	12,228	36,128	295.5%
East	64,853	58,307	6,546	11.2%
Total Gaming and Pari-Mutuel Commissions	169,551	81,188	88,363	108.8%
Non-gaming
West	33,743	27,921	5,822	20.9%
Midwest	8,153	—	8,153	100.0%
South	14,557	5,617	8,940	159.2%
East	8,234	7,728	506	6.5%
Total Non-gaming	64,687	41,266	23,421	56.8%

Marketing and promotions	21,301	10,129	11,172	110.3%
General and administrative	74,202	31,800	42,402	133.3%
Corporate	11,569	6,574	4,995	76.0%
Impairment charges	9,815	—	9,815	100.0%
Depreciation and amortization	31,534	15,604	15,930	102.1%
Total Operating Expenses	$382,659	$186,561	$196,098	105.1%

Gaming Revenues and Pari-Mutuel Commissions.  Isle contributed $198.0 million of gaming revenues and pari-mutuel commissions for the three months ended March 31, 2018 resulting in an increase of 141.6% compared to the three months ended March 31, 2017.

Excluding incremental Isle gaming revenues and pari-mutuel commissions, gaming revenues and pari-mutuel commissions increased 2.3% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 mainly due to higher gaming revenues in the West region driven by increased visitor traffic and milder weather.

Non-gaming Revenues.  Isle contributed $33.8 million of non-gaming revenues for the three months ended March 31, 2018 resulting in an increase of 60.6% in non-gaming revenues over the same prior year period.

Excluding incremental Isle non-gaming revenues, non-gaming revenues increased 4.4% for the three months ended March 31, 2018 compared to the same prior year period. Non-gaming revenues in the West segment increased for the three months ended March 31, 2018 compared to the same prior year period principally due to higher hotel and food revenues associated with increased visitor traffic, milder weather and also benefitted from the Reno properties’ capital improvements including renovated hotel rooms and new food, beverage and entertainment offerings.

Gaming Expenses and Pari-Mutuel Commissions.  Isle contributed $87.8 million of gaming expenses and pari-mutuel commissions for the three months ended March 31, 2018 resulting in an increase of 108.8% in gaming expenses and pari-mutuel commissions over the same prior year period.

Excluding incremental Isle gaming expenses and pari-mutuel commissions, gaming expenses and pari-mutuel commissions remained flat for the three months ended March 31, 2018 compared to the same prior year period despite the increase in gaming revenues due to savings initiatives targeted at reducing variable expenses along with continued synergies. Additionally, successful efforts to control costs and maximize departmental profit across all segments also drove the improved departmental profit margin during the three months ended March 31, 2018 compared to the same prior year period.

Non-gaming Expenses.  Isle contributed $23.2 million of non-gaming expenses for the three months ended March 31, 2018 resulting in an increase of 56.8% over the same prior year period.

Excluding incremental Isle non-gaming expenses, non-gaming expenses remained flat for the three months ended March 31, 2018 compared to the same prior year period. Increased expenses associated with higher non-gaming revenues and hotel occupancy in the West segment were offset by lower non-gaming expenses in the South and East segments. Additionally, the growth in hotel ADR in the West segment contributed to improved non-gaming margins three months ended March 31, 2018 compared to the same prior year period.

Marketing and Promotions Expenses.  Isle contributed $11.2 million of marketing and promotions expense for the three months ended March 31, 2018 resulting in an increase of 110.3% over the same prior year period.

Excluding incremental Isle marketing and promotions expenses, consolidated marketing and promotions expense remained flat for the three months ended March 31, 2018 compared to the same prior year period.

General and Administrative Expenses.  Isle contributed $41.4 million of general and administrative expense for the three months ended March 31, 2018 resulting in an increase of 133.3% over the same prior year period.

Excluding incremental Isle general and administrative expenses, consolidated general and administrative expenses increased 3.1% for the three months ended March 31, 2018 compared to the same 2017 period mainly due to the centralization of expenses attributable to corporate services provided to our properties that is charged to general and administrative expenses.

Corporate Expenses.  For the three months ended March 31, 2018 compared to the same prior year period, corporate expenses increased primarily due to payroll and other expenses associated with additional corporate costs, including stock comp expense, driven by growth related to the Isle Acquisition.

Depreciation and Amortization Expense.  Isle contributed $17.4 million of depreciation expense for the three months ended March 31, 2018 resulting in an increase of 102.1% over the same prior year period.

Excluding incremental Isle depreciation and amortization expense, depreciation and amortization expense decreased 9.7% for the three months ended March 31, 2018 compared to the same prior year period mainly due to lower depreciation due to assets becoming fully depreciated across all segments.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three Months Ended March 31, 2018 and 2017

Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock based compensation, transaction expenses, severance expense, costs associated with the Vicksburg and Presque sales, impairment charges, equity in income of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, and other regulatory gaming assessments, including the impact of the change in regulatory reporting requirements, to the extent that such items existed in the periods presented. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“US GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for our operating segments for the three months ended March 31, 2018 and 2017, in addition to reconciling Adjusted EBITDA to operating income (loss) in accordance with US GAAP (unaudited, in thousands):

	Three Months Ended March 31, 2018
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (3)	Other (4)	Adjusted EBITDA
West	$10,139	$8,189	$63	$—	$33	$18,424
Midwest	26,676	7,645	44	—	150	34,515
South	13,359	8,531	25	—	10,302	32,217
East	19,131	6,049	5	—	995	26,180
Corporate and Other	(15,111)	1,120	3,542	2,548	109	(7,792)
Total	$54,194	$31,534	$3,679	$2,548	$11,589	$103,544

	Three Months Ended March 31, 2017 (5)
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (3)	Other (4)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$1,355	$4,643	$—	$—	$160	$6,158
Midwest	—	—	—	—	—	—
South	5,918	1,932	—	—	—	7,850
East	15,034	8,880	—	—	156	24,070
Corporate and Other	(8,279)	149	1,733	1,614	(11)	(4,794)
Total Excluding Pre-Acquisition	$14,028	$15,604	$1,733	$1,614	$305	$33,284

Pre-Acquisition (1):
West	$6,816	$2,769	$6	$—	$—	$9,591
Midwest	24,182	9,951	37	—	—	34,170
South	19,347	4,252	26	74	—	23,699
East	(875)	713	—	—	—	(162)
Corporate and Other	(6,261)	275	1,170	—	549	(4,267)
Total Pre-Acquisition	$43,209	$17,960	$1,239	$74	$549	$63,031

Including Pre-Acquisition:
West	$8,171	$7,412	$6	$—	$160	$15,749
Midwest	24,182	9,951	37	—	—	34,170
South	25,265	6,184	26	74	—	31,549
East	14,159	9,593	—	—	156	23,908
Corporate and Other	(14,540)	424	2,903	1,614	538	(9,061)
Total Including Pre-Acquisition (2)	$57,237	$33,564	$2,972	$1,688	$854	$96,315

(1)

Figures are for Isle for the three months ended March 31, 2017. Such figures were prepared by the Company to reflect Isle’s unaudited consolidated historical operating revenues, operating income and Adjusted EBITDA for periods corresponding to the Company’s fiscal quarterly calendar. Such figures are based on the unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

(2)

Total figures for 2017 include combined results of operations for Isle and the Company for periods preceding the date that the Company acquired Isle. Such presentation does not conform with GAAP or the Securities and Exchange Commission rules for proforma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.

(3)

Transaction expenses represent costs related to the acquisition of Isle for the three months ended March 31, 2018 and 2017 and costs related to the acquisitions of Grand Victoria Casino and Tropicana Entertainment Inc. for the three months ended March 31, 2018.

(4)

Other is comprised of severance expense, $9.8 million in impairment charges, (gain) loss on the sale or disposal of property and equipment, equity in income of unconsolidated affiliate, other regulatory gaming assessments for the three months ended March 31, 2018 and 2017 and costs associated with the sales of Vicksburg and Presque Isle Downs for the three months ended March 31, 2018.

(5)

The prior period presentation has been adjusted for the adoption of Accounting Standards Codification (ASC) No. 606 “Revenue from Contracts with Customers” effective January 1, 2018 utilizing the full retrospective transition method. See Note 2 to our Condensed Notes to Unaudited Consolidated Financial Statements for additional information.

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

Our cash requirements can fluctuate significantly depending on our decisions with respect to business acquisitions or dispositions and strategic capital investments to maintain the quality of our properties. We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties, servicing our outstanding indebtedness and funding the recently announced acquisitions. During the remainder of 2018, we plan to spend $128.4 million on capital expenditures and $96.4 million to pay interest on our outstanding indebtedness. However, we expect that our capital requirements for interests on our outstanding debt will increase significantly following the consummation of the acquisition of Tropicana Entertainment and the Grand Victoria Casino and the related incurrence of debt and obligation to pay annual rent in an initial amount of approximately $110 million under the master lease with respect to certain of the Tropicana properties. We also expect that our capital expenditures will increase significantly following the acquisition of Tropicana Entertainment and the Grand Victoria Casino and the related increase in the number of properties in our portfolio.  We expect to fund the $327.5 million of cash consideration for the acquisition of the Grand Victoria Casino using cash from pending asset sales, cash from ongoing operations and borrowings under our revolving credit facility and we intend to fund cash consideration of approximately $640 million payable by us in the Tropicana transaction and repay debt outstanding under Tropicana’s credit facility with cash generated from our current operations, proceeds from pending asset sales, Tropicana’s cash on hand, cash flow generated from Tropicana operations through closing and $600 million of committed debt financing. In addition, the Company has obtained commitments to increase its revolving credit facility from $300 million to $500 million effective at the time of the consummation of the Tropicana Acquisition and expects to extend the maturity of the revolving credit facility to five years following the consummation of the Tropicana Acquisition. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements, and service our outstanding indebtedness for the next twelve months.

At March 31, 2018, we had consolidated cash and cash equivalents of $183.1 million. At March 31, 2017, we had consolidated cash and cash equivalents of $44.6 million. This increase in cash was primarily related to cash acquired in our acquisition of Isle combined with cash flow generated by our operations.

Operating Cash Flow.  For the three months ended March 31, 2018, cash flows provided by operating activities totaled $78.0 million compared to $5.2 million during the same prior year period. The increase in operating cash was primarily due to incremental operating cash generated by the acquired Isle properties combined with changes in the balance sheet accounts in the normal course of business.

Investing Cash Flow and Capital Expenditures.  Net cash flows used in investing activities totaled $21.1 million for the three months ended March 31, 2018 compared to $383.1 million for the same prior year period. Net cash flows used in investing activities in the three months ended March 31, 2018 were due to $21.3 million in capital expenditures for various property enhancement and maintenance projects and equipment purchases. Net cash flows used in investing activities for the three months ended March 31, 2017 primarily consisted of $376.8 million related to escrowed funds associated with the Isle of Capri acquisition which closed on May 1, 2017, and $6.2 million in capital expenditures for various property enhancement and maintenance projects and equipment purchases.

Financing Cash Flow.  Net cash used for financing activities for the three months ended March 31, 2018 totaled $8.0 million compared to $361.1 million net cash provided by financing activities in the same prior year period. The cash used for financing activities for the three months ended March 31, 2018 was principally due to $7.5 million of net taxes paid related to net share settlement of equity awards. During the three months ended March 31, 2017, cash provided by financing activities consisted primarily of $375 million of proceeds from the issuance of 6% Senior Notes partially offset by net payments under the Prior Credit Facility and debt issuance costs.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the 7% Senior Notes Indenture. The 7% Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 7% Senior Notes to be declared due and payable. As of March 31, 2018, we were in compliance with all of the covenants under the 7% Senior Notes Indenture relating to the 7% Senior Notes.

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

These covenants are subject to a number of exceptions and qualifications as set forth in the 6% Senior Notes Indenture. The 6% Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6% Senior Notes to be declared due and payable. As of March 31, 2018, we were in compliance with all of the covenants under the 6% Senior Notes Indenture relating to the 6% Senior Notes.

Credit Facility

On July 23, 2015, we entered into a $425.0 million seven year term loan and a $150.0 million five year revolving credit facility.

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

As of March 31, 2018, we had $956.8 million outstanding on the new term loan. There were no borrowings outstanding under the new revolving credit facility as of March 31, 2018. We had $291.5 million of available borrowing capacity, after consideration of $8.5 million in outstanding letters of credit, under our new revolving credit facility as of March 31, 2018. We have obtained commitments to increase our revolving credit facility from $300 million to $500 million effective at the time of the consummation of the Tropicana Acquisition. At March 31, 2018, the weighted average interest rate on the new term loan was 3.9% based upon the weighted average interest rate of borrowings outstanding during the three months ended March 31, 2018.

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

Our obligations under the new revolving credit facility currently mature on April 17, 2022. However, we expect that, in connection with the consummation of the Tropicana Acquisition, the maturity of the revolving credit facility will be extended to the date that is five years following the consummation of the Tropicana Acquisition. Our obligations under the new term loan facility will mature on April 17, 2024. We were required to make quarterly principal payments in an amount equal to $3.6 million on the new term loan facility on the last day of each fiscal quarter beginning on June 30, 2017. We satisfied this requirement as a result of the principal prepayment of $444.5 million on September 13, 2017 in conjunction with the issuance of the additional 6% Senior Notes. In addition, we are required to make mandatory payments of amounts outstanding under the new credit facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, we are required to apply a portion of its excess cash flow to repay amounts outstanding under the new credit facility.

The interest rate per annum applicable to loans under the new revolving credit facility is, at our option, either (i) LIBOR plus a margin ranging from 1.75% to 2.50% or (ii) a base rate plus a margin ranging from 0.75% to 1.50%, which margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the new term loan facility is, at our option, either (i) LIBOR plus 2.25%, or (ii) a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00% over the term of the new term loan facility or the new revolving credit facility. Additionally, we pay a commitment fee on the unused portion of the new revolving credit facility in the amount of 0.50% per annum.

The new credit facility is secured by substantially all of our personal property assets and substantially all personal property assets of each subsidiary that guaranties the new credit facility (other than certain subsidiary guarantors designated as immaterial), whether owned on the closing date of the new credit facility or thereafter acquired, and mortgages on certain real property and improvements owned or leased by us or the new credit facility guarantors. The new credit facility is also secured by a pledge of all of the equity owned by us and the new credit facility guarantors (subject to certain gaming law restrictions).

The new credit facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of the subsidiary guarantors to incur debt; create liens; engage in mergers, consolidations or asset dispositions; pay dividends or make distributions; make investments, loans or advances; engage in certain transactions with affiliates or subsidiaries; or modify our lines of business.

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

The new credit facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to our other indebtedness, including the 6% Senior Notes and 7% Senior Notes, certain events of bankruptcy or insolvency, certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the new credit facility would be entitled to take various actions, including accelerating amounts outstanding thereunder and taking all actions permitted to be taken by a secured creditor. As March 31, 2018, we were in compliance with the covenants under the new credit facility.

Contractual Obligations

There have been no material changes for the three months ended March 31, 2018 to our contractual obligations as disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2017.

Other Liquidity Matters

We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in “Part II, Item 1. Legal Proceedings” and Note 10 to our unaudited consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included in our Annual Report on Form 10-K for the year ended December 31, 2017 and “Part II, Item IA. Risk Factors” which is included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Critical Accounting Policies

Our critical accounting policies disclosures are included in our Annual Report on Form 10‑K for the year ended December 31, 2017. Except as described in footnotes 2 and 3 to the accompanying condensed notes of these consolidated financial statements, we believe there have been no material changes since December 31, 2017. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

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
•

our ability to consummate the acquisition of Tropicana Entertainment and the Grand Victoria Casino and the disposition of Presque Isle Downs and Vicksburg on the timeline and terms described herein or at all;

•

our intention to pursue development opportunities, including the development of a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the Pompano casino and racetrack, and additional acquisition;

•

our ability to ability to obtain financing for, and realize the anticipated benefits, of such development and acquisitions, including the acquisition of Tropicana Entertainment and the Grand Victoria Casino and the development of Pompano; and

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

Any forward‑looking statements are based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of operations may vary materially from any forward‑looking statements made herein. Forward‑looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Forward-looking statements should not be regarded as a representation by us or any other person that the forward‑looking statements will be achieved. Undue reliance should not be placed on any forward‑looking statements. Some of the contingencies and uncertainties to which any forward‑looking statement contained herein is subject include, but are not limited to, the following:

•	our substantial indebtedness and significant financial commitments could adversely affect our results of operations and our ability to service such obligations;
•	restrictions and limitations in agreements governing our debt could significantly affect our ability to operate our business and our liquidity;
•	our facilities operate in very competitive environments and we face increasing competition;
•	the ability to identify suitable acquisition opportunities and realize growth and cost synergies from any future acquisitions;
•	our operations are particularly sensitive to reductions in discretionary consumer spending and are affected by changes in general economic and market conditions;
•	our gaming operations are highly regulated by governmental authorities and the cost of complying or the impact of failing to comply with such regulations;
•	changes in gaming taxes and fees in jurisdictions in which we operate;
•	risks relating to pending claims or future claims that may be brought against us;
•	changes in interest rates and capital and credit markets;
•	our ability to comply with certain covenants in our debt documents;
•	the effect of disruptions to our information technology and other systems and infrastructure;
•	construction factors relating to development, maintenance and expansion of operations;
•	our ability to attract and retain customers;
•	weather or road conditions limiting access to our properties;
•	the effect of war, terrorist activity, natural disasters and other catastrophic events;
•	the intense competition to attract and retain management and key employees in the gaming industry; and
•	the other factors set forth in Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2017.

In addition, the acquisition of Tropicana Entertainment and the Grand Victoria Casino, the dispositions of Presque Isle Downs and Vicksburg and the provisions of the related acquisition agreements create additional risks, uncertainties and other important factors, including but not limited to:

•

our ability to obtain required regulatory approvals (including approval from gaming regulators and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976) and satisfy or waive other closing conditions to consummate such transactions on a timely basis;

•

the possibility that the one or more of such transactions do not close on the terms described herein or that we are required to modify aspects of one or more of such transactions to obtain regulatory approval;

•

our ability to promptly and effectively implement our operating strategies at the acquired properties and integrate our business and the business of the acquired companies to realize the synergies contemplated by the proposed acquisition;

•	our ability to obtain debt financing on the terms expected, or at all, and timely receive proceeds from the sale of Presque Isle Downs and Vicksburg to fund the acquisitions;
•	the possibility that the business of Tropicana or the Grand Victoria Casino may suffer as a result of the announcement of the acquisition;

•	the ability to retain key employees of the acquired companies;
•	the outcome of legal proceedings that may be instituted as a result of the proposed transactions; and
•	other risks and uncertainties described in Part II, Item 1A. “Risk Factors” contained herein and our reports on Form 10-K, Form 10-Q and Form 8-K filed with the Securities and Exchange Commission.

In light of these and other risks, uncertainties and assumptions, the forward‑looking events discussed in this report might not occur. These forward‑looking statements speak only as of the date on which this statement is made, even if subsequently made available on our website or otherwise, and we do not intend to update publicly any forward‑looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long‑term debt arrangements. At March 31, 2018, interest on borrowings under our New Credit Facility was subject to fluctuation based on changes in short-term interest rates.

As of March 31, 2018, our long‑term variable‑rate borrowings totaled $956.8 million under the New Term Loan and represented approximately 43% of our long‑term debt compared to 37% of our long‑term debt as of March 31, 2017. During the three months ended March 31, 2018, the weighted average interest rates on our variable and fixed rate debt were 3.9% and 6.3%, respectively.

The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the three months ended March 31, 2018.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure

(b)	Changes in Internal Controls

Except as noted below, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10‑Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 1, 2017, we completed the acquisition of Isle. See Part I, Item 1, Condensed Notes to Unaudited Consolidated Financial Statements, Note 3: Isle Acquisition and Final Purchase Price Accounting, for a discussion of the acquisition and related financial data. We are in the process of integrating Isle and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Excluding the Isle Acquisition, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Legal matters are discussed in greater detail in “Part I, Item 3. Legal Proceedings” and Note 15 to our Consolidated Financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2017.

ITEM 1A.	RISK FACTORS

A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2017. There have been no material changes to those risk factors during the three months ended March 31, 2018, except for the following additional risk factors related to certain acquisitions and dispositions.

Factors Relating to the Acquisitions and Dispositions

Some of our casinos are located on leased property and we expect to enter into a master lease with respect to certain properties that we expect to acquire in the Tropicana Acquisition. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

We currently lease certain parcels of land on which several of our properties are located and we expect to enter into a master lease with respect to six of the properties that we will acquire in the Tropicana Acquisition (the “Master Lease”). As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership of the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases which are beyond our control.  If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Our leases provide that they may be terminated for a number of reasons, including failure to pay rent, taxes or other payment obligations or the breach of other covenants contained in the leases. In particular, the Master Lease is expected to require initial annual rent payments of $110 million and obligate us to make specified minimum capital expenditures with respect to the leased properties. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. A termination of our ground leases or the master lease could result in a default under our debt agreements and could have a material adverse effect on our business, financial condition and results of operations. Further, in the event that any lessor with respect to our leased properties, including properties that will be subject to the Master Lease, encounters financial, operational, regulatory or other challenges, there can be no assurance that such lessor will be able to comply with its obligations under the applicable lease.

The Master Lease is expected to be a triple-net lease. Accordingly, in addition to rent, we will be required to pay, among other things, the following: (1) all facility maintenance, (2) all insurance required in connection with the leased properties and the business conducted on the leased properties, (3) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor) and (4) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We will be responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to the lessor as the owner of the associated facilities. In addition, we expect that we will remain obligated for lease payments and other obligations under the Master Lease even if one or more of such leased facilities is unprofitable or if we decide to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.

Delay or failure to complete the Acquisitions or Dispositions would prevent the Company from realizing the anticipated benefits of the transactions.

Any delay in completing the Acquisitions or Dispositions may reduce the synergies, use of proceeds and other benefits that we anticipate if we successfully complete the transactions within the expected timeframe and integrate our business and the businesses, Tropicana and the Grand Victoria Casino. In addition, the market price of our common stock may reflect various market assumptions as to whether and when the Acquisitions and Dispositions will be completed. Consequently, the completion of, the failure to complete, or any delay in the completion of the Acquisitions or Dispositions could result in significant changes in the market price of our common stock.

The acquisition of Tropicana and the Grand Victoria and the sale of Presque Isle Downs and Vicksburg are subject to the receipt of approvals and clearances that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the transactions. We may be required to pay significant reverse termination fee if we are unable to obtain regulatory approvals for the Acquisitions.

Completion of each of the Acquisitions and Dispositions is conditioned upon the receipt of certain governmental approvals, including, without limitation, antitrust and gaming regulatory approvals. There can be no assurance that these approvals will be obtained and that the other conditions to completing the Acquisitions and Dispositions will be satisfied in a timely fashion, or at all. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the transactions or require changes to the terms of the agreements governing the transactions. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the Acquisitions and Dispositions or of imposing additional costs or limitations on us following completion of the transactions, any of which might have an adverse effect on us.

In addition, if we fail to obtain required regulatory approvals for the Tropicana Acquisition, we may be required to pay a reverse termination fee of $92.5 million and could be liable for additional damages. If we fail to obtain required regulatory approvals for the Elgin Acquisition, we may lose our $15 million deposit. Further, we have incurred and will continue to incur significant costs, such as legal, accounting, and similar costs, relating to the Acquisitions. We will be required to pay such costs whether or not the Acquisitions are consummated.

Our obligation to consummate the Acquisitions is not subject to a financing condition.

Our obligation to consummate the Acquisitions is not subject to a financing condition. As a result, if we are unable to obtain financing to pay the consideration for such transaction we may be subject to liability for a breach of the agreements governing the acquisitions.

We intend to finance a portion of the cash consideration that we are required to pay in connection with the Tropicana Acquisition with debt financing expected to be obtained pursuant to a $600.0 million commitment provided by J.P. Morgan (the “Commitment Letter”). We expected to issue at least $600.0 million of senior unsecured notes to finance such portion of the cash consideration, but if the notes are not issued and sold on or prior to the date of the consummation of Tropicana, the Commitment Letter contemplates that the lenders thereunder will make available at least $600.0 million in senior unsecured bridge loans under a senior unsecured credit facility. As a result, if financing cannot be obtained and the Tropicana Acquisition is not completed, we may be required to pay Tropicana damages, including a reverse termination fee of $92.5 million, or we may be compelled to specifically perform our obligation to consummate the transaction.

We intend to fund the consideration payable in the Elgin Acquisition using cash from the Dispositions, cash from ongoing operations and borrowings under our revolving credit facility. We may be subject to a claim for damages or specific performance if we are unable to obtain the necessary funds to consummate the acquisition, including as a result of a failure to consummate the Dispositions.

The pending Acquisitions and Dispositions may be disruptive to our business.

Whether or not the Acquisitions or Dispositions are completed, the pendency of the transactions could cause disruptions in our business and the businesses of Tropicana and Elgin, which could have an adverse effect on our businesses and financial results. These disruptions could include the following:

•

our current and prospective employees may experience uncertainty about their future roles with the combined company or consider other employment alternatives, which might adversely affect our ability to retain or attract key managers and other employees and the ability of Tropicana and the Grand Victoria to retain employees that we consider key to our future combined operations;

•	current and prospective customers may anticipate changes in how they are served or the benefits offered our loyalty reward program and may, as a result, choose to discontinue their patronage; and

•	the attention of our management may be diverted from the operation of our business.

Litigation challenging the Tropicana Acquisition could delay or prevent the completion of the transaction.

One of the conditions to the Tropicana Acquisition is that no temporary restraining order, preliminary or permanent injunction, or other judgment, order or decree issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the merger will be in effect; nor will there be any law, statute, ordinance, rule, regulation, order, policy, guideline or agency requirement enacted, entered, promulgated, enforced or deemed applicable by any governmental entity that prohibits or makes illegal the consummation of the merger. While we are not aware of any lawsuit that has been filed seeking the enjoin the Tropicana Acquisition, there can be no assurance that such a claim will not be filed by seeking damages relating to, or otherwise challenging, the acquisition. If the plaintiffs in any such action secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability or Tropicana’s ability to consummate the Tropicana Acquisition, then such injunctive or other relief may prevent the merger from becoming effective within the expected time frame or at all. If consummation of the Tropicana Acquisition is prevented or delayed, it could result in substantial costs to us or Tropicana. In addition, we and Tropicana could incur significant costs in connection with such lawsuits, including costs associated with the indemnification of directors and officers.

The integration of our operations with Tropicana and the Grand Victoria following the Acquisitions may present significant challenges and impair our ability to realize the anticipated benefits of the Acquisitions in the anticipated time frame or at all.

Our ability to realize the anticipated benefits of the Acquisitions will depend, to a large extent, on our ability to integrate the business of Tropicana and the Grand Victoria into our operations in the anticipated time frame or at all. We may face significant challenges in combining the operations of the acquired companies into our operations in a timely and efficient manner. The combination of independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of the acquired companies into our operations. The integration process may disrupt the business and, if implemented ineffectively or inefficiently, could preclude realization of the full benefits that we expect. The failure to successfully integrate the acquired properties and to manage the challenges presented by the integration process successfully may result in an interruption of, or loss of momentum in, the combined business, which may have the effect of depressing the market price of our common stock following the closing of the transactions.

In addition, while we expect to realize cost synergies from combining the sales and general and administrative functions of the acquired businesses with ours, we will be required to incur costs, including severance and related expenses, to realize the anticipated cost savings. While we believe that the combined entity will benefit from cost synergies, we may be unable to realize all of these cost synergies within the time frame expected or at all. In addition, we may incur additional or unexpected costs in order to realize these cost synergies.

The Acquisitions may not be accretive and may cause dilution to our earnings per share, which may negatively affect the price of our common stock.

We currently anticipate that the Acquisitions will be accretive to the earnings per share of the combined company in 2019. This expectation is based on preliminary estimates and assumes certain synergies expected to be realized by the combined company over a 12-month period following the completion of the Acquisitions. Such estimates and assumptions could materially change due to additional transaction-related costs, delays in regulatory approvals, the failure to realize any or all of the benefits expected in the Acquisitions or other factors beyond our control. All of these factors could delay, decrease or eliminate the expected accretive effect of the Acquisitions and cause resulting dilution to our earnings per share or to the price of our common stock.

We will have a substantial amount of debt outstanding following the Acquisitions and we may incur additional indebtedness.

We expect that we will have approximately $2.8 billion of debt and an additional $110 million of other annual obligations relating to the Master Lease following the completion of the Acquisitions and Dispositions. In addition, we expect that we will have the ability to incur additional debt under our revolving credit facility which we expect will be increased from $300 million to $500 million effective at the time of the consummation of the Tropicana Acquisition. We may be required to incur additional indebtedness to finance the consideration payable under the Acquisitions and to pay costs associated with the development of a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the Pompano casino and racetrack. In particular, we will be required to incur additional debt to consummate the Elgin Acquisition, if we are not able to consummate the Dispositions prior to the consummation of such Acquisition. As a result of the increased levels of outstanding indebtedness following the Acquisitions and rent payments under the Master Lease, future interest expense, rent and debt service obligations will be significantly higher than historic interest expense.

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

ELDORADO RESORTS, INC.

Date: May 8, 2018	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer and Chairman of the Board

Date: May 8, 2018	/s/ Thomas R. Reeg
Thomas R. Reeg
President and Chief Financial Officer
(Principal Financial Officer)