Form 10-Q
period 2018-06-30
Eldorado Resorts, Inc.
filed 2018-08-07
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of August 3, 2018 was 77,337,667.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED

June 30, 2018

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$202,016	$134,596
Restricted cash	4,683	3,267
Marketable securities	17,066	17,631
Accounts receivable, net	34,808	45,797
Due from affiliates	125	243
Inventories	14,847	16,870
Prepaid income taxes	187	4,805
Prepaid expenses and other	30,469	27,823
Assets held for sale	201,202	—
Total current assets	505,403	251,032
Property and equipment, net	1,400,088	1,502,817
Gaming licenses and other intangibles, net	915,936	996,816
Goodwill	719,254	747,106
Non-operating real property	14,030	18,069
Other assets, net	45,035	30,632
Total assets	$3,599,746	$3,546,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$486	$615
Accounts payable	28,949	34,778
Due to affiliates	20	—
Accrued property, gaming and other taxes	35,133	43,212
Accrued payroll and related	50,936	53,330
Accrued interest	26,788	25,607
Income taxes payable	222	171
Accrued other liabilities	69,341	66,037
Liabilities related to assets held for sale	5,817	—
Total current liabilities	217,692	223,750
Long-term debt, less current portion	2,190,749	2,189,578
Deferred income taxes	176,607	162,967
Other long-term liabilities	17,975	28,579
Total liabilities	2,603,023	2,604,874
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Common stock, 200,000,000 and 100,000,000 shares authorized, 77,326,124 and 76,825,966 issued and outstanding, par value $0.00001 as of June 30, 2018 and December 31, 2017, respectively	1	—
Paid-in capital	744,020	746,547
Retained earnings	252,623	194,972
Accumulated other comprehensive income	79	79
Total stockholders’ equity	996,723	941,598
Total liabilities and stockholders’ equity	$3,599,746	$3,546,472

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES:
Casino	$343,675	$275,593	$683,133	$417,147
Pari-mutuel commissions	5,045	4,112	9,115	4,748
Food and beverage	54,293	49,709	106,491	82,130
Hotel	38,926	34,278	69,667	53,583
Other	14,863	11,934	28,588	20,411
Net revenues	456,802	375,626	896,994	578,019
EXPENSES:
Casino	165,353	139,707	331,203	219,688
Pari-mutuel commissions	4,592	4,030	8,293	5,237
Food and beverage	44,770	42,803	89,546	68,821
Hotel	13,695	12,270	26,201	21,349
Other	8,310	6,901	15,715	13,070
Marketing and promotions	21,832	21,531	43,133	31,660
General and administrative	73,745	60,887	147,947	92,687
Corporate	12,232	7,442	23,801	14,016
Impairment charges	—	—	9,815	—
Depreciation and amortization	31,910	24,909	63,444	40,513
Total operating expenses	376,439	320,480	759,098	507,041
Gain (loss) on sale or disposal of property and equipment	423	(89)	(283)	(57)
Transaction expenses	(3,404)	(85,464)	(5,952)	(87,078)
Equity in income (loss) of unconsolidated affiliates	32	(60)	(53)	(282)
Operating income (loss)	77,414	(30,467)	131,608	(16,439)
OTHER INCOME (EXPENSE):
Interest expense, net	(31,405)	(27,527)	(62,494)	(40,197)
Loss on early retirement of debt, net	—	(27,317)	(162)	(27,317)
Total other expense	(31,405)	(54,844)	(62,656)	(67,514)
Net income (loss) before income taxes	46,009	(85,311)	68,952	(83,953)
(Provision) benefit for income taxes	(9,213)	39,121	(11,301)	38,708
Net income (loss)	$36,796	$(46,190)	$57,651	$(45,245)
Net income (loss) per share of common stock:
Basic	$0.48	$(0.68)	$0.74	$(0.79)
Diluted	$0.47	$(0.68)	$0.74	$(0.79)
Weighted average basic shares outstanding	77,458,584	67,453,095	77,406,447	57,405,834
Weighted average diluted shares outstanding	78,258,629	67,453,095	78,169,629	57,405,834

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$36,796	$(46,190)	$57,651	$(45,245)
Other comprehensive income, net of tax:
Other comprehensive income	—	—	—	—
Comprehensive income (loss), net of tax	$36,796	$(46,190)	$57,651	$(45,245)

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$57,651	$(45,245)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,444	40,513
Amortization of deferred financing costs, discount and debt premium	2,533	3,034
Loss on early retirement of debt	162	27,317
Stock compensation expense	7,151	3,062
Impairment charges	9,815	—
Provision (benefit) for deferred income taxes	10,461	(38,072)
Other	1,212	1,132
Change in operating assets and liabilities:
Sale of trading securities	565	295
Accounts receivable	7,507	4,037
Inventory	198	(630)
Prepaid expenses and other assets	(1,722)	(4,415)
Accounts payable and accrued liabilities	(10,473)	12,015
Net cash provided by operating activities	148,504	3,043
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(55,181)	(29,824)
Proceeds from sale of property and equipment	840	—
Net cash used in business combinations	—	(1,313,051)
Escrow deposit	(15,000)	—
Net cash used in investing activities	(69,341)	(1,342,875)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Term Loan	—	1,450,000
Proceeds from issuance of 6% Senior Notes	—	375,000
Borrowings under Revolving Credit Facility	—	189,953
Payments under Term Loan	—	(422,250)
Payments under Revolving Credit Facility	—	(128,953)
Debt issuance costs	(305)	(44,992)
Taxes paid related to net share settlement of equity awards	(9,677)	(8,993)
Proceeds from exercise of stock options	—	2,898
Payments on other long-term payables	(344)	(210)
Net cash (used in) provided by financing activities	(10,326)	1,412,453

Increase in cash, cash equivalents and restricted cash	68,837	72,621
Cash, cash equivalents and restricted cash, beginning of period	147,749	63,444
Cash, cash equivalents and restricted cash, end of period	$216,586	$136,065

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$202,016	$103,624
Restricted cash	4,683	22,566
Restricted cash included in other noncurrent assets	9,887	9,875
Total cash, cash equivalents and restricted cash	$216,586	$136,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$58,694	$30,742
Income taxes (refunded) paid	(3,829)	589
NON-CASH FINANCING ACTIVITIES:
Net change in payables for capital expenditures	(5,018)	(1,156)

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

On May 1, 2017 (the “Isle Acquisition Date”), the Company completed its acquisition of Isle of Capri Casinos, Inc. pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of September 19, 2016 with Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”). As a result of the Isle Merger, Isle became a wholly-owned subsidiary of ERI.

ERI owns and operates the following properties:

•

Eldorado Resort Casino Reno (“Eldorado Reno”)—A 814-room hotel, casino and entertainment facility connected via an enclosed skywalk to Silver Legacy and Circus Reno located in downtown Reno, Nevada that includes 1,128 slot machines and 36 table games;

•

Silver Legacy Resort Casino (“Silver Legacy”)—A 1,685-room themed hotel and casino connected via an enclosed skywalk to Eldorado Reno and Circus Reno that includes 1,208 slot machines, 58 table games and a 13 table poker room;

•

Circus Circus Reno (“Circus Reno”)—A 1,571-room hotel-casino and entertainment complex connected via an enclosed skywalk to Eldorado Reno and Silver Legacy that includes 706 slot machines and 24 table games;

•

Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)—A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana that includes 1,388 slot machines, 52 table games and an eight table poker room;

•

Mountaineer Casino, Racetrack & Resort (“Mountaineer”)—A 357-room hotel, casino, entertainment and live thoroughbred horse racing facility located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle that includes 1,487 slot machines and 36 table games, including a 10 table poker room;

•

Presque Isle Downs & Casino (“Presque Isle Downs”)—A casino and live thoroughbred horse racing facility with 1,596 slot machines, 32 table games and a seven table poker room located in Erie, Pennsylvania;

•

Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,237 video lottery terminals (“VLTs”), harness racing and a 118-room third party hotel connected to Scioto Downs located 15 minutes from downtown Columbus, Ohio;

•

Isle Casino Hotel—Black Hawk (“Isle Black Hawk”)—A land-based casino on an approximately 10-acre site in Black Hawk, Colorado that includes 1,005 slot machines, 30 table games, a nine table poker room and a 238-room hotel;

•

Lady Luck Casino—Black Hawk (“Lady Luck Black Hawk”)—A land-based casino across the intersection from Isle Casino Hotel in Black Hawk Colorado, that includes 472 slot machines, eleven table games and a 164-room hotel with a parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk;

•

Isle Casino Racing Pompano Park (“Pompano”)—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida that includes 1,461 slot machines and a 45 table poker room. In April 2018, the Company announced the formation of a joint venture with the Cordish Companies to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack;

•

Isle Casino Bettendorf (“Bettendorf”)—A land-based single-level casino located off Interstate 74 in Bettendorf, Iowa that includes 974 slot machines and 20 table games with two hotel towers with 509 hotel rooms;

•	Isle Casino Waterloo (“Waterloo”)—A single-level land-based casino in Waterloo, Iowa that includes 936 slot machines, 25 table games, and a 194-room hotel;
•

Isle of Capri Casino Hotel Lake Charles (“Lake Charles”)—A gaming vessel on an approximately 19 acre site in Lake Charles, Louisiana, with 1,173 slot machines, 45 table games, including 13 poker tables, and two hotels offering 493 rooms;

•	Isle of Capri Casino Lula (“Lula”)—Two dockside casinos in Lula, Mississippi with 871 slot machines and 19 table games, two on-site hotels with a total of 486 rooms and a 28-space RV Park;
•	Lady Luck Casino Vicksburg (“Vicksburg”)—A dockside casino in Vicksburg, Mississippi that includes 603 slot machines, eight table games and a hotel with a total of 89 rooms;
•	Isle of Capri Casino Boonville (“Boonville”)—A single-level dockside casino in Boonville, Missouri that includes 885 slot machines, 20 table games and a 140-room hotel;
•

Isle Casino Cape Girardeau (“Cape Girardeau”)—A dockside casino and pavilion and entertainment center in Cape Girardeau, Missouri that includes 870 slot machines and 24 table games, including four poker tables;

•	Lady Luck Casino Caruthersville (“Caruthersville”)—A riverboat casino located along the Mississippi River in Caruthersville, Missouri that includes 512 slot machines and nine table games;
•	Isle of Capri Casino Kansas City (“Kansas City”)—A dockside casino located close to downtown Kansas City, Missouri offering 969 slot machines and 13 table games; and
•	Lady Luck Casino Nemacolin (“Nemacolin”)—A casino property located on the 2,000-acre Nemacolin Woodlands Resort in Western Pennsylvania that includes 600 slot machines and 27 table games.

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

In November 2016, ASU No. 2016-18 was issued related to the inclusion of restricted cash in the statement of cash flows. This new guidance requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalent. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The Company retrospectively adopted this guidance on December 31, 2017. Upon adoption, the Company included a reconciliation of Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total shown in the Consolidated Statements of Cash Flows. Adoptions of this guidance had no other impact on the Consolidated Financial Statements or disclosures.

Certain amounts have been retrospectively reclassified for the three and six months ended June 30, 2017 to conform to the current period presentation and reflect the change in the Company’s Consolidated Statements of Cash Flows required with the adoption of ASU No. 2016-15.

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

Note 2. Revenue Recognition

The Company’s revenue contracts with customers consists primarily of casino wagers, pari-mutuel commissions, food and beverage transactions, hotel, retail and entertainment sales.

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

Loyalty Programs and Other Contract Obligations

The Company offers programs at its properties whereby our participating customers can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and in limited situations, cash. The incentives earned by customers under these programs are based on previous revenue transactions and represent separate performance obligations. Points earned, less estimated breakage, are recorded as a reduction of casino revenues at the retail value of such benefits owed to the customer and recognized as departmental revenue based on where such points are redeemed, upon fulfillment of the performance obligation. The loyalty program liability represents a deferral of revenue until redemption occurs, which is typically less than one year.

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

The Company’s liability for its loyalty point performance obligations totaled $11.0 million and $11.8 million at June 30, 2018 and December 31, 2017, respectively, inclusive of liabilities associated with assets held for sale. Historically, the Company’s loyalty points earned and redeemed are substantially constant over time, which results in the loyalty point performance obligation balance remaining fairly consistent across our reporting periods.

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

Complimentaries

The Company offers discretionary coupons and other discretionary complimentaries to customers outside of the loyalty program. The retail value of complimentary food, beverage, hotel rooms and other services provided to customers, including loyalty point redemptions, is recognized in revenues when the goods or services are transferred to the customer. Complimentaries provided by third parties at the discretion and under the control of the Company is recorded as an expense when incurred. The Company’s revenues included complimentaries and loyalty point redemptions of $48.9 million and $43.2 million for the three months ended June 30, 2018 and 2017, respectively, and $96.1 million and $66.9 million for the six months ended June 30, 2018 and 2017, respectively.

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

Adoption of the new standard did not have a significant impact on our previously reported net revenue, expenses, operating income, and net income. The impact of adoption of the new standard to previously reported selected financial statement information was as follows (in thousands):

	Three Months Ended June 30, 2017
	As Reported	ASC 606 Adjustments	Other Reclassifications(1)	As Adjusted
Gross revenues	$389,237	$(31,215)	$17,604	$375,626
Promotional allowances	(34,057)	33,226	831	—
Net revenues	$355,180	$2,011	$18,435	$375,626
Operating (loss) income	$(32,116)	$110	$1,539	$(30,467)
Net (loss) income	$(46,328)	$138	$—	$(46,190)

	Six Months Ended June 30, 2017
	As Reported	ASC 606 Adjustments	Other Reclassifications(1)	As Adjusted
Gross revenues	$608,783	$(48,235)	$17,471	$578,019
Promotional allowances	(52,678)	51,713	965	—
Net revenues	$556,105	$3,478	$18,436	$578,019
Operating (loss) income	$(17,967)	$(11)	$1,539	$(16,439)
Net (loss) income	$(45,307)	$62	$—	$(45,245)

(1)	Other reclassifications are comprised of the reversal of our Lake Charles property from discontinued operations and other reclassifications to conform to current period presentations.

Additionally, adoption of the new standard resulted in a net loss per share adjustment from the as reported $0.69 per share to $0.68 per share for the three months ended June 30, 2017. There was no adjustment for the net loss per share for the six months ended June 30, 2017.

The Company’s consolidated statement of operations presents net revenue disaggregated by type or nature of the good or service (i.e., casino, pari-mutuel, food and beverage, hotel and other). A summary of net revenues disaggregated by type of revenue and reportable segment is presented below (amounts in thousands). Refer to Note 13 for a discussion of the Company’s reportable segments.

	Three Months Ended June 30, 2018
	West	Midwest	South	East	Corporate and Other	Total
Casino	$57,696	$87,448	$88,994	$109,537	$—	$343,675
Pari-mutuel commissions	—	—	2,590	2,455	—	5,045
Food and beverage	25,812	6,744	12,583	9,154	—	54,293
Hotel	26,222	4,418	6,301	1,985	—	38,926
Other	8,150	1,997	1,774	2,830	112	14,863
Net revenues	$117,880	$100,607	$112,242	$125,961	$112	$456,802

	Three Months Ended June 30, 2017
	West	Midwest	South	East	Corporate and Other	Total
Casino	$45,229	$57,987	$69,001	$103,376	$—	$275,593
Pari-mutuel commissions	—	—	1,504	2,608	—	4,112
Food and beverage	25,002	5,035	10,828	8,844	—	49,709
Hotel	23,207	3,454	5,575	2,042	—	34,278
Other	6,314	1,165	1,551	2,768	136	11,934
Net revenues	$99,752	$67,641	$88,459	$119,638	$136	$375,626

	Six Months Ended June 30, 2018
	West	Midwest	South	East	Corporate and Other	Total
Casino	$107,430	$175,807	$186,503	$213,393	$—	$683,133
Pari-mutuel commissions	—	—	5,999	3,116	—	9,115
Food and beverage	49,023	13,660	26,444	17,364	—	106,491
Hotel	45,652	8,056	12,292	3,667	—	69,667
Other	15,354	3,879	3,804	5,312	239	28,588
Net revenues	$217,459	$201,402	$235,042	$242,852	$239	$896,994

	Six Months Ended June 30, 2017
	West	Midwest	South	East	Corporate and Other	Total
Casino	$69,062	$57,987	$92,169	$197,929	$—	$417,147
Pari-mutuel commissions	—	—	1,505	3,243	—	4,748
Food and beverage	44,494	5,035	16,561	16,040	—	82,130
Hotel	37,858	3,454	8,500	3,771	—	53,583
Other	11,826	1,165	2,284	4,943	193	20,411
Net revenues	$163,240	$67,641	$121,019	$225,926	$193	$578,019

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

Valuation methodologies under both a market and income approach used for the identifiable net assets acquired in the Isle Acquisition make use of Level 1 and Level 3 inputs including quoted prices in active markets and discounted cash flows.

Trade receivables and payables, inventory and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the Isle Acquisition Date.

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

Trade names were valued using the relief‑from‑royalty method. The loyalty program was valued using a comparative business valuation method. Management has assigned trade names an indefinite useful life after considering, among other things, the expected use of the asset, the expected useful life of other related asset or asset group, any legal, regulatory, or contractual provisions that may limit the useful life, ERI’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, ERI determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets.

Isle Operating Results and Transaction Expenses

For the six months ended June 30, 2018, Isle generated revenue of $454.8 million and net income of $66.7 million.

Transaction expenses attributed to the Isle Acquisition are reported on the accompanying statements of operations related to legal, accounting, financial advisory services, severance, stock awards and other costs and totaled $0.2 million and $1.1 million for the three and six months ended June 30, 2018, respectively, and $85.5 million and $87.1 million for the three and six months ended June 30, 2017, respectively.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the results of operations of the Company for the three and six months ended June 30, 2017, as if the Isle Acquisition had occurred on January 1, 2017 (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Net operating revenues	$458,106	$906,588
Net income (loss)	11,628	(15,176)

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

Note 4. Assets Held for Sale

On February 28, 2018, the Company entered into definitive agreements to sell substantially all of the assets and liabilities of Presque Isle Downs and Vicksburg to Churchill Downs Incorporated (“CDI”). Under the terms of the agreements, CDI agreed to purchase Presque Isle Downs for cash consideration of approximately $178.9 million and Vicksburg for cash consideration of approximately $50.6 million, in each case subject to a customary working capital adjustment. In relation to the dispositions, an impairment charge was recorded related to Vicksburg during the six months ended June 30, 2018 (see Note 6).

The definitive agreements provided that the dispositions were subject to receipt of required regulatory approvals, termination of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions, including, in the case of Presque Isle Downs, the prior closing of the sale of Vicksburg or the entry into an agreement to acquire another asset of the Company. On May 7, 2018, the Company and CDI each received a Request for Additional Information and Documentary Materials, often referred to as a “Second Request,” from the Federal Trade Commission in connection with its review of the Vicksburg acquisition.

On July 6, 2018, in consideration of the time and expense needed to reply to the Second Request, the Company and CDI entered into a termination agreement and release, mutually agreeing to terminate the asset purchase agreement with respect to Vicksburg (the “Vicksburg Termination Agreement”). Concurrently with the termination of the Vicksburg agreement, the Company agreed to enter into an agreement pursuant to which CDI will acquire and assume the rights and obligations to operate Nemacolin. In connection with the Vicksburg Termination Agreement, CDI has agreed to pay the Company a $5.0 million termination fee, subject to the parties’ execution of a definitive agreement with respect to the Nemacolin transaction.

Both sales are expected to close in the fourth quarter of 2018, subject to satisfaction of closing conditions, including receipt of Pennsylvania regulatory approvals, termination of the waiting period under the Hart-Scott-Rodino Act and, in the case of Presque Isle Downs, the execution of the definitive agreement with respect to the Nemacolin transaction.

The dispositions of Vicksburg and Presque Isle Downs met the requirements for presentation as assets held for sale under generally accepted accounting principles as of June 30, 2018.

The assets and liabilities held for sale were as follows (in thousands):

	June 30, 2018
	Vicksburg	Presque Isle Downs	Total
Assets:
Accounts receivable, net	$100	$2,529	$2,629
Inventories	252	1,574	1,826
Prepaid expenses and other	275	992	1,267
Property and equipment, net	35,852	69,558	105,410
Goodwill	8,806	3,122	11,928
Other intangibles, net	2,720	75,422	78,142
Assets held for sale	$48,005	$153,197	$201,202

Liabilities:
Accounts payable	$175	$756	$931
Accrued payroll and related	300	636	936
Accrued property and other taxes	—	78	78
Accrued other liabilities	379	3,493	3,872
Liabilities related to assets held for sale	$854	$4,963	$5,817

Note 5. Stock-Based Compensation

Common Stock and Stock‑Based Awards

The Company has authorized common stock of 200,000,000 shares, par value $0.00001 per share. In June 2018 the Company amended its certificate of incorporation to increase the total number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares.

Total stock-based compensation expense in the accompanying consolidated statements of operations totaled $3.5 million and $1.3 million during the three months ended June 30, 2018 and 2017, respectively, and $7.2 million and $3.1 million during the six months ended June 30, 2018 and 2017, respectively.

A summary of the RSU and RSA activity for the six months ended June 30, 2018 is presented in the following table:

	Restricted Stock Units		Restricted Stock Awards
	Units	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
		(in millions)		(in millions)
Unvested outstanding as of December 31, 2017	1,579,499	$12.25	10,809	$19.13
Granted	316,431	32.91	—	—
Vested	(783,672)	8.05	(10,809)	19.13
Canceled	(9,885)	19.13	—	—
Unvested outstanding as of June 30, 2018	1,102,373	$21.11	—	$—

A summary of the ERI Stock Option activity for the six months ended June 30, 2018 is presented in the following table:

		Weighted-
		Average
		Exercise
	Options	Price
Outstanding as of December 31, 2017	271,852	$9.63
Expired	(15,776)	10.89
Exercised	(103,120)	9.09
Outstanding as of June 30, 2018	152,956	$9.63

136,505 options were exercisable as of June 30, 2018.

Note 6. Other and Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	June 30,	December 31,
	2018	2017	Useful Life
	(unaudited)
Goodwill	$719,254	$747,106	Indefinite

Gaming licenses	$801,774	$877,174	Indefinite
Trade names	105,550	108,250	Indefinite
Trade names	5,100	6,700	1 - 3.5 years
Loyalty programs	20,193	21,820	1 - 3 years
Subtotal	932,617	1,013,944
Accumulated amortization trade names	(5,100)	(6,290)
Accumulated amortization loyalty programs	(11,581)	(10,838)
Total gaming licenses and other intangible assets	$915,936	$996,816

Non-operating real property	$14,030	$18,069

Unamortized debt issuance costs - Revolving Credit Facility	$7,613	$8,616
Restricted cash	9,887	9,886
Other	27,535	12,130
Total other assets, net	$45,035	$30,632

Goodwill represents the excess of the purchase prices of acquiring MTR Gaming and Isle over the fair market value of the net assets acquired. In conjunction with the classification of Vicksburg’s operations as assets held for sale (see Note 4) as a result of the announced sale to Churchill Downs Incorporated, an impairment charge totaling $9.8 million was recorded for the six months ended June 30, 2018 due to the carrying value exceeding the estimated net sales proceeds.

Gaming licenses represent intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. These gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful lives.

Amortization expense related to trade names and loyalty programs for the three months ended June 30, 2018 and 2017 totaled $1.2 million and $1.1 million, respectively, and $2.7 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations. Such amortization expense is expected to be $2.3 million for the remainder of 2018 and $4.7 million and $1.6 million for the years ended December 31, 2019 and 2020, respectively.

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

Through the quarter ended June 30, 2018, the Company recognized no adjustments to the provisional amounts recorded at December 31, 2017. Additionally, the Company has not completed its accounting for all of the tax effects of the Tax Act that became effective January 1, 2018, but has recognized provisional amounts in its income tax provision. The Company is awaiting further guidance from U.S. federal and state regulatory bodies with regards to the final accounting and reporting of these items in the several jurisdictions where the Company file tax returns. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. Its estimates may also be affected as the Company gains a more thorough understanding of the tax law.

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

For the three and six months ended June 30, 2018, the Company’s tax expense was $9.2 million and $11.3 million, respectively, and for the three and six months ended June 30, 2017, the Company’s tax benefit was $39.1 million and $38.7 million. For the three and six months ended June 30, 2018, the difference between the effective rate and the statutory rate is attributed primarily to state and local income taxes less excess tax benefits associated with stock compensation. For the three and six months ended June 30, 2017, the difference between the effective rate and the statutory rate is attributed primarily to non-deductible transaction costs incurred and changes in the effective state tax rate associated with the Isle Acquisition. As of June 30, 2018 and 2017, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

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

Note 8. Long-Term Debt and Other Long-Term Liabilities

Long‑term debt consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Term Loan	$956,750	$956,750
Less: Unamortized discount and debt issuance costs	(17,487)	(18,748)
Net	939,263	938,002
6% Senior Notes	875,000	875,000
Plus: Unamortized debt premium	25,068	26,605
Less: Unamortized debt issuance costs	(19,580)	(20,716)
Net	880,488	880,889
7% Senior Notes	375,000	375,000
Less: Unamortized discount and debt issuance costs	(6,620)	(7,146)
Net	368,380	367,854
Capital leases	617	917
Long-term notes payable	2,487	2,531
Less: Current portion	(486)	(615)
Total long-term debt	$2,190,749	$2,189,578

Amortization of the debt issuance costs and the discount and premium associated with our indebtedness totaled $1.2 million and $2.5 million for the three and six months ended June 30, 2018, respectively. Amortization of the debt issuance costs and the discount and premium associated with our indebtedness totaled $2.2 million and $3.0 million for the three and six months ended June 30, 2017, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

Scheduled maturities of long‑term debt are $375.0 million in 2023, $956.8 million in 2024, and $875.0 million in 2025.

Term Loan and Revolving Credit Facility

In April 2017, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (the “Credit Facility”), consisting of a $1.45 billion term loan facility (the “Term Loan Facility” or “Term Loan”) and a $300.0 million revolving credit facility (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility will mature on April 17, 2022. The Company’s obligations under the Term Loan Facility will mature on April 17, 2024. The Company was required to make quarterly principal payments in an amount equal to $3.6 million on the Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017 but satisfied this requirement as a result of the principal prepayment of $444.5 million on September 13, 2017 in conjunction with the issuance of the additional 6% Senior Notes. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

As of June 30, 2018, the Company had $956.8 million outstanding on the Term Loan. There were no borrowings outstanding under the Revolving Credit Facility as of June 30, 2018. The Company had $290.9 million of available borrowing capacity, after consideration of $9.1 million in outstanding letters of credit, under its Revolving Credit Facility as of June 30, 2018.

The interest rate per annum applicable to loans under the Revolving Credit Facility are, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin ranging from 0.75% to 1.50%, which margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25%, or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00% over the term of the Term Loan Facility or the Revolving Credit Facility. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility in the amount of 0.50% per annum. At June 30, 2018, the weighted average interest rate on the Term Loan was 4.1% based upon the weighted average interest rate of borrowings outstanding during the six months ended June 30, 2018.

We have obtained commitments to increase our revolving credit facility from $300 million to $500 million effective substantially concurrently with the consummation of the Tropicana Acquisition and extend the maturity date of our revolving credit facility to the fifth anniversary of the effective date of such increase.

On June 6, 2018, the Company executed an amendment that modified certain covenants in the Credit Facility to allow for considerations related to the acquisition of Tropicana.

Senior Notes

6% Senior Notes

On March 29, 2017, Eagle II issued at par $375.0 million aggregate principal amount of 6.0% senior notes due 2025 (the “6% Senior Notes”) pursuant to an indenture, dated as of March 29, 2017 (the “6% Senior Notes Indenture”), between Eagle II and U.S. Bank, National Association, as Trustee. The 6% Senior Notes will mature on April 1, 2025, with interest payable semi-annually in arrears on April 1 and October 1, commencing October 1, 2017. In connection with the consummation of the Isle Acquisition on May 1, 2017, the Company assumed Eagle II’s obligations under the 6% Senior Notes and the 6% Senior Notes Indenture and certain of the Company’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of the Company’s obligations under the 6% Senior Notes.

On September 13, 2017, the Company issued an additional $500.0 million principal amount of its 6% Senior Notes at an issue price equal to 105.5% of the principal amount of the 6% Senior Notes. The additional notes were issued pursuant to the 6% Senior Notes Indenture that governs the 6% Senior Notes. The Company used the proceeds of the offering to repay $78.0 million of outstanding borrowings under the previous revolving credit facility and used the remainder to repay $444.5 million outstanding borrowings under the previous term loan facility and related accrued interest.

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

As of June 30, 2018 we were in compliance with all covenants under the Credit Facility, 6% Senior Notes, and 7% Senior Notes.

Other Long-Term Liabilities

In conjunction with the Isle Acquisition, the Company acquired the existing lease and management agreements at its Nemacolin location. Under the terms of the agreements, Nemacolin Woodland Resort (“Resort”) provided land, land improvements and a building for the casino property. The Company was deemed, for accounting purposes only, to be the owner of these assets provided by the Resort during the construction and casino operating periods due to the Company’s continuing involvement. Therefore, the transaction was accounted for using the direct financing method. As of June 30, 2018 and December 31, 2017, the Company recorded property and equipment, net of accumulated depreciation, of $4.1 million and $4.2 million, respectively, and a liability of $2.4 million and $4.5 million, respectively, in other long-term liabilities related to the agreement. The decrease in the liability was primarily due to the Company finalizing its purchase price accounting related to the Isle Acquisition as of March 31, 2018.

In conjunction with the Isle Acquisition, the Company acquired the existing lease and management agreements at its Bettendorf location. Under the terms of the agreements with the City of Bettendorf, Iowa, the Company leases, manages, and provides financial and operating support for the convention center (Quad-Cities Waterfront Convention Center). The Company was deemed, for accounting purposes only, to be the owner of the convention center due to the Company’s continuing involvement. Therefore, the transaction was accounted for using the direct financing method. As of June 30, 2018 and December 31, 2017, the Company recorded property and equipment, net of accumulated depreciation, of $12.0 million and $11.9 million, respectively, and a liability of $5.5 million and $12.5 million, respectively, in other long-term liabilities related to the agreement. The changes in property and equipment and in the liability were primarily due to the Company finalizing its purchase price accounting related to the Isle Acquisition as of March 31, 2018.

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

Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018
Assets:	Level 1	Level 2	Total
Restricted cash and investments	$10,753	$3,817	$14,570
Marketable securities	9,512	7,554	17,066

	December 31, 2017
Assets:	Level 1	Level 2	Total
Restricted cash and investments	$9,055	$4,098	$13,153
Marketable securities	7,906	9,725	17,631

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

There were no transfers between Level 1 and Level 2 investments.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
7% Senior Notes	$368,380	$393,750	$367,854	$400,800
6% Senior Notes	880,488	868,438	880,889	914,375
Term Loan	939,263	956,750	938,002	956,750
Other long-term debt	2,487	2,487	2,531	2,531
Capital leases	617	617	917	917

Note 10. Earnings per Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended June 30, 2018 and 2017 (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)
Net income (loss) available to common stockholders	$36,796	$(46,190)	$57,651	$(45,245)

Shares outstanding:
Weighted average shares outstanding – basic	77,458,584	67,453,095	77,406,447	57,405,834
Effect of dilutive securities:
Stock options	131,148	N/A	142,027	N/A
RSUs	668,897	N/A	621,155	N/A
Weighted average shares outstanding – diluted (1)	78,258,629	67,453,095	78,169,629	57,405,834

Net income (loss) per common share attributable to common stockholders – basic:	$0.48	$(0.68)	$0.74	$(0.79)
Net income (loss) per common share attributable to common stockholders – diluted:	$0.47	$(0.68)	$0.74	$(0.79)

(1)

Excluded from “Weighted average shares outstanding – diluted” are 78,435 and 64,617 stock options for the three and six months ended June 30, 2017, respectively, and 937,661 and 868,987 RSUs for the three and six months ended June 30, 2017, respectively.

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

Note 12. Related Affiliates

The Company has a lease agreement with C.S. &Y. Associates (“CS&Y”) which is an entity partially owned by Recreational Enterprises, Inc. (“REI”), which is owned by members of the Carano family, including Gary L. Carano, and various trusts of which members of the Carano family are beneficiaries. In addition, each of Gary L. Carano and Thomas R. Reeg serve as members of the board of directors of REI. The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from CS&Y. For the three and six months ended June 30, 2018, the Company paid CS&Y $150,000 and $300,000, respectively. For the three and six months ended June 30, 2017, the Company paid CS&Y $90,000 and $215,000, respectively. No amounts were due to or due from CS&Y as of June 30, 2018 and December 31, 2017.

The Company holds a 42.1% variable interest in a partnership with other investors that developed a new 118-room Hampton Inn & Suites hotel at Scioto Downs that opened in March 2017. Pursuant to the terms of the partnership agreement, the Company contributed $1.0 million of cash and 2.4 acres of a leasehold immediately adjacent to The Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership constructed the hotel at a cost of $16.0 million and other investor members operate the hotel. As of June 30, 2018, the Company’s receivable from the partnership totaled $125,000 and the Company’s payable to the partnership totaled $20,000. These amounts are reflected on the accompanying balance sheet under “due from affiliates” and “due to affiliates.”

The Company formed a joint venture in April 2018 with Cordish Companies (“Cordish”) to master plan and develop a mixed use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property. No amounts were due to or due from Cordish as of June 30, 2018.

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

	Three Months Ended		Six months ended
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(in thousands, unaudited)		(in thousands, unaudited)
Revenues and expenses
West:
Net operating revenues	$117,880	$99,752	$217,459	$163,240
Operating income	$21,865	$16,512	$32,004	$17,933
Midwest:
Net operating revenues	$100,607	$67,641	$201,402	$67,641
Operating income	$27,411	$15,412	$54,087	$15,412
South:
Net operating revenues	$112,242	$88,459	$235,042	$121,019
Operating income	$20,564	$12,610	$33,923	$18,528
East:
Net operating revenues	$125,961	$119,638	$242,852	$225,926
Operating income	$24,397	$18,228	$43,528	$33,196
Corporate:
Net operating revenues	$112	$136	$239	$193
Operating loss	$(16,823)	$(93,229)	$(31,934)	$(101,508)
Total Reportable Segments
Net operating revenues	$456,802	$375,626	$896,994	$578,019
Operating income (loss)	$77,414	$(30,467)	$131,608	$(16,439)
Reconciliations to consolidated net income (loss):
Operating income (loss)	$77,414	$(30,467)	$131,608	$(16,439)
Unallocated income and expenses:
Interest expense, net	(31,405)	(27,527)	(62,494)	(40,197)
Loss on early retirement of debt, net	—	(27,317)	(162)	(27,317)
(Provision) benefit for income taxes	(9,213)	39,121	(11,301)	38,708
Net income (loss)	$36,796	$(46,190)	$57,651	$(45,245)

	Six Months Ended June 30,
	2018	2017
	(in thousands, unaudited)
Capital Expenditures
West	$29,080	$18,632
Midwest	9,384	1,763
South	7,083	1,646
East	6,008	4,048
Corporate	3,626	3,735
Total	$55,181	$29,824

	West	Midwest	South	East	Corporate, Other & Eliminations	Total
Balance sheet as of June 30, 2018 (unaudited)	(in thousands)
Total assets	$1,300,315	$1,215,157	$814,364	$1,209,463	$(939,553)	$3,599,746
Goodwill	152,761	322,745	180,044	63,704	—	719,254

Balance sheet as of December 31, 2017
Total assets	$1,278,062	$1,188,758	$804,318	$1,185,806	$(910,472)	$3,546,472
Goodwill	152,775	327,088	200,417	66,826	—	747,106

Note 14. Consolidating Condensed Financial Information

Certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Notes, 6% Senior Notes and Credit Facility.

The following wholly-owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7% Senior Notes, 6% Senior Notes and Credit Facility: Isle of Capri Casinos LLC; Eldorado Holdco LLC; Eldorado Resorts LLC; Eldorado Shreveport 1 LLC; Eldorado Shreveport 2 LLC; Eldorado Casino Shreveport Joint Venture; MTR Gaming Group Inc.; Mountaineer Park Inc.; Presque Isle Downs Inc.; Scioto Downs Inc.; Eldorado Limited Liability Company; Circus and Eldorado Joint Venture, LLC; CC Reno LLC; CCR Newco LLC; Black Hawk Holdings, L.L.C.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; IOC-Black Hawk Distribution Company, LLC; IOC-Black Hawk County, Inc.; Isle of Capri Bettendorf, L.C.; PPI, Inc.; Pompano Park Holdings LLC; IOC-Lula, Inc.; IOC-Kansas City, Inc.; IOC-Boonville, Inc.; IOC-Caruthersville, LLC; IOC Cape Girardeau, LLC; IOC-Vicksburg, Inc.; IOC-Vicksburg, L.L.C.; Rainbow Casino-Vicksburg Partnership, L.P.; IOC Holdings L.L.C.; St. Charles Gaming Company, L.L.C.; Elgin Riverboat Resort-Riverboat Casino; Elgin Holdings I LLC; Elgin Holdings II LLC, PPI Development Holdings LLC; and PPI Development LLC.  Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

The consolidating condensed balance sheet as of June 30, 2018 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands, unaudited)
Current assets	$100,202	$378,207	$26,994	$—	$505,403
Intercompany receivables	145,580	—	33,680	(179,260)	—
Investments in subsidiaries	2,541,456	—	—	(2,541,456)	—
Property and equipment, net	13,659	1,378,375	8,054	—	1,400,088
Other assets	49,707	1,655,020	22,847	(33,319)	1,694,255
Total assets	$2,850,604	$3,411,602	$91,575	$(2,754,035)	$3,599,746

Current liabilities	$34,402	$156,325	$26,965	$—	$217,692
Intercompany payables	—	154,260	25,000	(179,260)	—
Long-term debt, less current maturities	1,815,523	375,000	226	—	2,190,749
Deferred income tax liabilities	—	209,926	—	(33,319)	176,607
Other accrued liabilities	4,035	11,160	2,780	—	17,975
Stockholders’ equity	996,644	2,504,931	36,604	(2,541,456)	996,723
Total liabilities and stockholders’ equity	$2,850,604	$3,411,602	$91,575	$(2,754,035)	$3,599,746

The consolidating condensed balance sheet as of December 31, 2017 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$27,572	$201,321	$22,139	$—	$251,032
Intercompany receivables	274,148	—	34,492	(308,640)	—
Investments in subsidiaries	2,437,287	—	—	(2,437,287)	—
Property and equipment, net	12,042	1,483,473	7,302	—	1,502,817
Other assets	37,458	1,764,291	27,283	(36,409)	1,792,623
Total assets	$2,788,507	$3,449,085	$91,216	$(2,782,336)	$3,546,472

Current liabilities	$28,676	$169,348	$25,726	$—	$223,750
Intercompany payables	—	283,640	25,000	(308,640)	—
Long-term debt, less current maturities	1,814,185	375,000	393	—	2,189,578
Deferred income tax liabilities	—	199,376	—	(36,409)	162,967
Other accrued liabilities	4,127	19,624	4,828	—	28,579
Stockholders’ equity	941,519	2,402,097	35,269	(2,437,287)	941,598
Total liabilities and stockholders’ equity	$2,788,507	$3,449,085	$91,216	$(2,782,336)	$3,546,472

The consolidating condensed statement of operations for the three months ended June 30, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands, unaudited)
Revenues:
Gaming and pari-mutuel commissions	$—	$340,960	$7,760	$—	$348,720
Non-gaming	—	105,555	2,527	—	108,082
Net revenues	—	446,515	10,287	—	456,802

Operating expenses:
Gaming and pari-mutuel commissions	—	164,837	5,108	—	169,945
Non-gaming	—	66,092	683	—	66,775
Marketing and promotions	—	21,421	411	—	21,832
General and administrative	—	71,872	1,873	—	73,745
Corporate	11,259	335	638	—	12,232
Impairment charges	—	—	—	—	—
Management fee	(7,030)	7,030	—	—	—
Depreciation and amortization	950	30,798	162	—	31,910
Total operating expenses	5,179	362,385	8,875	—	376,439

Gain on sale of asset or disposal of property and equipment	—	421	2	—	423
Transaction expenses	(3,335)	(69)	—	—	(3,404)
Equity in income of unconsolidated affiliate	—	32	—	—	32
Operating (loss) income	(8,514)	84,514	1,414	—	77,414

Interest expense, net	(25,075)	(5,919)	(411)	—	(31,405)
Loss on early retirement of debt, net	—	—	—	—	—
Subsidiary income (loss)	60,771	—	—	(60,771)	—
Income (loss) before income taxes	27,182	78,595	1,003	(60,771)	46,009
Income tax benefit (provision)	9,614	(18,438)	(389)	—	(9,213)
Net income (loss)	$36,796	$60,157	$614	$(60,771)	$36,796

The consolidating condensed statement of operations for the three months ended June 30, 2017 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands, unaudited)
Revenues:
Gaming and pari-mutuel commissions	$—	$274,023	$5,682	$—	$279,705
Non-gaming	—	94,023	1,898	—	95,921
Net revenues	—	368,046	7,580	—	375,626

Operating expenses:
Gaming and pari-mutuel commissions	—	139,891	3,846	—	143,737
Non-gaming	—	61,325	649	—	61,974
Marketing and promotions	—	20,893	638	—	21,531
General and administrative	—	59,637	1,250	—	60,887
Corporate	6,974	(328)	796	—	7,442
Management fee	(6,974)	6,774	200	—	—
Depreciation and amortization	183	24,637	89	—	24,909
Total operating expenses	183	312,829	7,468	—	320,480

(Loss) gain on sale of asset or disposal of property and equipment	(21)	(68)	—	—	(89)
Transaction expenses	(67,559)	(17,905)	—	—	(85,464)
Equity in loss of unconsolidated affiliate	—	(60)	—	—	(60)
Operating (loss) income	(67,763)	37,184	112	—	(30,467)

Interest expense, net	(20,905)	(6,344)	(278)	—	(27,527)
Loss on early retirement of debt, net	(27,317)	—	—	—	(27,317)
Subsidiary income (loss)	16,401	—	—	(16,401)	—
(Loss) income before income taxes	(99,584)	30,840	(166)	(16,401)	(85,311)
Income tax benefit (provision)	53,394	(14,364)	91	—	39,121
Net (loss) income	$(46,190)	$16,476	$(75)	$(16,401)	$(46,190)

The consolidating condensed statement of operations for the six months ended June 30, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands, unaudited)
Revenues:
Gaming and pari-mutuel commissions	$—	$676,753	$15,495	$—	$692,248
Non-gaming	—	199,578	5,168	—	204,746
Net revenues	—	876,331	20,663	—	896,994

Operating expenses:
Gaming and pari-mutuel commissions	—	329,140	10,356	—	339,496
Non-gaming	—	130,067	1,395	—	131,462
Marketing and promotions	—	42,256	877	—	43,133
General and administrative	—	144,299	3,648	—	147,947
Corporate	21,553	657	1,591	—	23,801
Impairment charges	—	9,815	—	—	9,815
Management fee	(12,167)	12,167	—	—	—
Depreciation and amortization	1,723	61,398	323	—	63,444
Total operating expenses	11,109	729,799	18,190	—	759,098

(Loss) gain on sale of asset or disposal of property and equipment	—	(285)	2	—	(283)
Transaction expenses	(5,453)	(499)	—	—	(5,952)
Equity in loss of unconsolidated affiliate	—	(53)	—	—	(53)
Operating (loss) income	(16,562)	145,695	2,475	—	131,608

Interest expense, net	(49,345)	(12,205)	(944)	—	(62,494)
Loss on early retirement of debt, net	(162)	—	—	—	(162)
Subsidiary income (loss)	104,076	—	—	(104,076)	—
Income (loss) before income taxes	38,007	133,490	1,531	(104,076)	68,952
Income tax benefit (provision)	19,644	(30,741)	(204)	—	(11,301)
Net income (loss)	$57,651	$102,749	$1,327	$(104,076)	$57,651

The consolidating condensed statement of operations for the six months ended June 30, 2017 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands, unaudited)
Revenues:
Gaming and pari-mutuel commissions	$—	$416,208	$5,687	$—	$421,895
Non-gaming	—	154,168	1,956	—	156,124
Net revenues	—	570,376	7,643	—	578,019

Operating expenses:
Gaming and pari-mutuel commissions	—	221,079	3,846	—	224,925
Non-gaming	—	102,591	649	—	103,240
Marketing and promotions	—	31,018	642	—	31,660
General and administrative	—	91,437	1,250	—	92,687
Corporate	13,548	(328)	796	—	14,016
Management fee	(13,548)	13,348	200	—	—
Depreciation and amortization	332	40,092	89	—	40,513
Total operating expenses	332	499,237	7,472	—	507,041

Loss on sale of asset or disposal of property and equipment	(21)	(36)	—	—	(57)
Transaction expenses	(69,173)	(17,905)	—	—	(87,078)
Equity in loss of unconsolidated affiliate	—	(282)	—	—	(282)
Operating (loss) income	(69,526)	52,916	171	—	(16,439)

Interest expense, net	(26,994)	(12,925)	(278)	—	(40,197)
Loss on early retirement of debt, net	(27,317)	—	—	—	(27,317)
Subsidiary income (loss)	25,656	—	—	(25,656)	—
(Loss) income before income taxes	(98,181)	39,991	(107)	(25,656)	(83,953)
Income tax benefit (provision)	52,936	(14,319)	91	—	38,708
Net (loss) income	$(45,245)	$25,672	$(16)	$(25,656)	$(45,245)

The consolidating condensed statement of cash flows for the six months ended June 30, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands, unaudited)
Net cash (used in) provided by operating activities	$(34,171)	$179,830	$2,845	$—	$148,504
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,246)	(51,862)	(1,073)	—	(55,181)
Proceeds from sale of property and equipment	—	840	—	—	840
Deposit on acquisitions	(15,000)	—	—	—	(15,000)
Net cash used in investing activities	(17,246)	(51,022)	(1,073)	—	(69,341)
FINANCING ACTIVITIES:
Net proceeds from (payments to) related parties	128,564	(128,034)	(530)	—	—
Payments on other long-term payables	(44)	(157)	(143)	—	(344)
Debt issuance costs	(305)	—	—	—	(305)
Taxes paid related to net share settlement of equity awards	(9,677)	—	—	—	(9,677)
Net cash provided by (used in) financing activities	118,538	(128,191)	(673)	—	(10,326)
Increase in cash, cash equivalents and restricted cash	67,121	617	1,099	—	68,837
Cash, cash equivalents and restricted cash, beginning of period	13,836	118,483	15,430	—	147,749
Cash, cash equivalents and restricted cash, end of period	$80,957	$119,100	$16,529	$—	$216,586

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$80,240	$114,283	$7,493	$—	$202,016
Restricted cash	717	3,817	149	—	4,683
Restricted cash included in other noncurrent assets	—	1,000	8,887	—	9,887
Total cash, cash equivalents and restricted cash	$80,957	$119,100	$16,529	$—	$216,586

The consolidating condensed statement of cash flows for the six months ended June 30, 2017 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands, unaudited)
Net cash (used in) provided by operating activities	$(82,624)	$79,645	$6,022	$—	$3,043
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(3,273)	(26,536)	(15)	—	(29,824)
Net cash used in business combinations	(1,313,051)	—	—	—	(1,313,051)
Net cash used in investing activities	(1,316,324)	(26,536)	(15)	—	(1,342,875)
FINANCING ACTIVITIES:
Proceeds from issuance of Term Loan	1,450,000	—	—	—	1,450,000
Proceeds from issuance of 6% Senior Notes	375,000	—	—	—	375,000
Borrowings under Revolving Credit Facility	189,953	—	—	—	189,953
Payments under Term Loan	(422,250)	—	—	—	(422,250)
Payments under Revolving Credit Facility	(128,953)	—	—	—	(128,953)
Net (payments to) proceeds from related parties	(4,167)	(3,283)	7,450	—	—
Payments on other long-term payables	—	(169)	(41)	—	(210)
Debt issuance costs	(44,992)	—	—	—	(44,992)
Taxes paid related to net share settlement of equity awards	(8,993)	—	—	—	(8,993)
Proceeds from exercise of stock options	2,898	—	—	—	2,898
Net cash provided by (used in) financing activities	1,408,496	(3,452)	7,409	—	1,412,453
Increase in cash, cash equivalents and restricted cash	9,548	49,657	13,416	—	72,621
Cash, cash equivalents and restricted cash, beginning of period	1,410	61,702	332	—	63,444
Cash, cash equivalents and restricted cash, end of period	$10,958	$111,359	$13,748	$—	$136,065

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$10,280	$88,439	$4,905	$—	$103,624
Restricted cash	678	21,920	(32)	—	22,566
Restricted cash included in other noncurrent assets	—	1,000	8,875	—	9,875
Total cash, cash equivalents and restricted cash	$10,958	$111,359	$13,748	$—	$136,065

Note 15. Acquisitions

Grand Victoria Casino

On April 16, 2018, the Company announced that it entered into a definitive agreement to acquire the Grand Victoria Casino in Elgin, Illinois for $327.5 million in cash, subject to a customary working capital adjustment (the “Grand Victoria Acquisition”).

The transaction closed on August 7, 2018 and was funded using cash from our ongoing operations and borrowings under our revolving credit facility. The Company is in the preliminary phase of determining the fair value of the assets and liabilities assumed and as of the filing date cannot estimate the financial impact of the acquisition.

Transaction expenses attributed to the Grand Victoria Acquisition for the three and six months ended June 30, 2018 totaled $0.7 million and $1.3 million, respectively. As of June 30, 2018, $0.1 million of accrued costs and expenses related to the Grand Victoria are included in accrued other liabilities.

Tropicana Entertainment Inc.

Also on April 16, 2018, the Company announced that it entered into a definitive agreement to acquire Tropicana Entertainment Inc. (“Tropicana”) in a cash transaction valued at $1.85 billion. The definitive agreement provides that Gaming and Leisure Properties (“GLPI”) will pay $1.21 billion, excluding taxes and expenses, for substantially all of Tropicana’s real estate, will enter into a master lease with the Company for the acquired real estate, and the Company will fund the remaining $640 million of cash consideration payable in the acquisition (the “Tropicana Acquisition” and, together with the Elgin Acquisition, the “Acquisitions”). Pursuant to the transaction, GLPI is expected to acquire the real estate associated with the Tropicana property portfolio, except the MontBleu Casino Resort & Spa in South Lake Tahoe and the Tropicana Aruba Resort and Casino. Following the acquisition of the real estate portfolio by GLPI, the Company will enter into a triple net master lease for the acquired properties with an initial term of 15 years, with renewals of up to 20 years at the Company’s option. The initial annual rent under the terms of the lease is expected to be approximately $110 million. Tropicana intends to dispose of Tropicana Aruba Resort and Casino prior to closing.

The Company intends to fund the consideration of approximately $640 million payable by the Company in the Tropicana Acquisition and repay debt outstanding under Tropicana’s credit facility with cash generated from our current operations, proceeds from pending asset sales, Tropicana’s cash on hand, cash flow generated from Tropicana operations through closing and $600 million of committed debt financing. In addition, the Company has obtained commitments to increase its revolving credit facility from $300 million to $500 million effective substantially concurrently with the consummation of the Tropicana Acquisition and extend the maturity of the revolving credit facility to the fifth anniversary of the effective date of such increase.

The transaction is expected to close in the fourth quarter of 2018.

Transaction expenses attributed to the Tropicana Acquisition for the three and six months ended June 30, 2018 totaled $2.5 million and $3.5 million, respectively. As of June 30, 2018, $0.1 million of accrued costs and expenses related to the Tropicana Acquisition are included in accrued other liabilities.

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

We own and operate the following properties:

•

Eldorado Resort Casino Reno (“Eldorado Reno”)—A 814-room hotel, casino and entertainment facility connected via an enclosed skywalk to Silver Legacy and Circus Reno located in downtown Reno, Nevada that includes 1,128 slot machines and 36 table games;

•

Silver Legacy Resort Casino (“Silver Legacy”)—A 1,685-room themed hotel and casino connected via an enclosed skywalk to Eldorado Reno and Circus Reno that includes 1,208 slot machines, 58 table games and a 13 table poker room;

•

Circus Circus Reno (“Circus Reno”)—A 1,571-room hotel-casino and entertainment complex connected via an enclosed skywalk to Eldorado Reno and Silver Legacy that includes 706 slot machines and 24 table games;

•

Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)—A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana that includes 1,388 slot machines, 52 table games and an eight table poker room;

•

Mountaineer Casino, Racetrack & Resort (“Mountaineer”)—A 357-room hotel, casino, entertainment and live thoroughbred horse racing facility located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle that includes 1,487 slot machines and 36 table games, including a 10 table poker room;

•

Presque Isle Downs & Casino (“Presque Isle Downs”)—A casino and live thoroughbred horse racing facility with 1,596 slot machines, 32 table games and a seven table poker room located in Erie, Pennsylvania;

•

Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,237 video lottery terminals (“VLTs”), harness racing and a 118-room third party hotel connected to Scioto Downs located 15 minutes from downtown Columbus, Ohio;

•

Isle Casino Hotel—Black Hawk (“Isle Black Hawk”)—A land-based casino on an approximately 10-acre site in Black Hawk, Colorado that includes 1,005 slot machines, 30 table games, a nine table poker room and a 238-room hotel;

•

Lady Luck Casino—Black Hawk (“Lady Luck Black Hawk”)—A land-based casino across the intersection from Isle Casino Hotel in Black Hawk Colorado, that includes 472 slot machines, eleven table games and a 164-room hotel with a parking structure connecting Isle Casino Hotel-Black Hawk and Lady Luck Casino-Black Hawk;

•

Isle Casino Racing Pompano Park (“Pompano”)—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida that includes 1,461 slot machines and a 45 table poker room. In April 2018, the Company announced the formation of a joint venture with the Cordish Companies to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack;

•

Isle Casino Bettendorf (“Bettendorf”)—A land-based single-level casino located off Interstate 74 in Bettendorf, Iowa that includes 974 slot machines and 20 table games with two hotel towers with 509 hotel rooms;

•	Isle Casino Waterloo (“Waterloo”)—A single-level land-based casino in Waterloo, Iowa that includes 936 slot machines, 25 table games, and a 194-room hotel;
•

Isle of Capri Casino Hotel Lake Charles (“Lake Charles”)—A gaming vessel on an approximately 19 acre site in Lake Charles, Louisiana, with 1,173 slot machines, 45 table games, including 13 poker tables, and two hotels offering 493 rooms;

•	Isle of Capri Casino Lula (“Lula”)—Two dockside casinos in Lula, Mississippi with 871 slot machines and 19 table games, two on-site hotels with a total of 486 rooms and a 28-space RV Park;
•	Lady Luck Casino Vicksburg (“Vicksburg”)—A dockside casino in Vicksburg, Mississippi that includes 603 slot machines, eight table games and a hotel with a total of 89 rooms;
•	Isle of Capri Casino Boonville (“Boonville”)—A single-level dockside casino in Boonville, Missouri that includes 885 slot machines, 20 table games and a 140-room hotel;
•

Isle Casino Cape Girardeau (“Cape Girardeau”)—A dockside casino and pavilion and entertainment center in Cape Girardeau, Missouri that includes 870 slot machines and 24 table games, including four poker tables;

•	Lady Luck Casino Caruthersville (“Caruthersville”)—A riverboat casino located along the Mississippi River in Caruthersville, Missouri that includes 512 slot machines and nine table games;
•	Isle of Capri Casino Kansas City (“Kansas City”)—A dockside casino located close to downtown Kansas City, Missouri offering 969 slot machines and 13 table games; and
•	Lady Luck Casino Nemacolin (“Nemacolin”)—A casino property located on the 2,000-acre Nemacolin Woodlands Resort in Western Pennsylvania that includes 600 slot machines and 27 table games.

In addition, Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs Incorporated.

Acquisitions

On April 16, 2018, we announced that we entered into a definitive agreement to acquire the Grand Victoria Casino in Elgin, Illinois for $327.5 million in cash plus a customary working capital adjustment. The transaction closed on August 7, 2018 and was funded using cash from our ongoing operations and borrowings under our revolving credit facility.

Also on April 16, 2018, we announced that we entered into a definitive agreement to acquire Tropicana Entertainment Inc. in a cash transaction that is valued at $1.85 billion. The definitive agreement provides that Gaming and Leisure Properties will pay $1.21 billion, excluding taxes and expenses, for substantially all of Tropicana’s real estate and enter into a master lease with us for the acquired real estate and we will fund the remaining $640 million of cash consideration payable in the acquisition. Pursuant to the transaction, Gaming and Leisure Properties is expected to acquire the real estate associated with the Tropicana property portfolio, except the MontBleu Casino Resort & Spa in South Lake Tahoe and the Tropicana Aruba Resort and Casino. Following the acquisition of the real estate portfolio by Gaming and Leisure Properties, we will enter into a triple net master lease for the acquired properties with an initial term of 15 years, with renewals of up to 20 years at our option. The initial annual rent under the terms of the lease is expected to be approximately $110 million. Tropicana intends to dispose of Tropicana Aruba Resort and Casino prior to closing.

We intend to fund the consideration of approximately $640 million payable by us in the Tropicana transaction and repay debt outstanding under Tropicana’s credit facility with cash generated from our current operations, Tropicana’s cash on hand, cash flow generated from Tropicana operations through closing and $600 million of committed debt financing. In addition, the Company has obtained commitments to increase its revolving credit facility from $300 million to $500 million effective substantially concurrently with the consummation of the Tropicana Acquisition and extend the maturity of the revolving credit facility to the fifth anniversary of the effective date of such increase. The transaction is expected to close in the fourth quarter of 2018.

Dispositions

On February 28, 2018, we entered into definitive agreements to sell substantially all of the assets and liabilities of Presque Isle Downs and Vicksburg to Churchill Downs Incorporated (“CDI”). Under the terms of the agreements, CDI agreed to purchase Presque Isle Downs for cash consideration of approximately $178.9 million and Vicksburg for cash consideration of approximately $50.6 million, in each case subject to a customary working capital adjustment.

The definitive agreements provided that the transactions were subject to receipt of required regulatory approvals, termination of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions, including, in the case of Presque Isle Downs, the prior closing of the sale of Vicksburg or the entry into an agreement to acquire another asset of the Company. On May 7, 2018, the Company and CDI each received a Request for Additional Information and Documentary Materials, often referred to as a “Second Request,” from the Federal Trade Commission in connection with its review of the Vicksburg acquisition.

Following receipt of, and in consideration of the time and expense needed to reply to, the Second Request, pursuant to a Termination Agreement and Release, dated as of July 6, 2018 (the “Vicksburg Termination Agreement”), by and among CDI, ERI and a wholly owned subsidiary of ERI, the Company and CDI mutually agreed to terminate the asset purchase agreement with respect to the Vicksburg transaction. Concurrently with the termination of the Vicksburg agreement, we agreed to enter into an agreement pursuant to which CDI will acquire and assume our rights and obligations to operate Nemacolin. In connection with the Vicksburg Termination Agreement, CDI has agreed to pay the Company a $5.0 million termination fee, subject to the parties’ execution of a definitive agreement with respect to the Nemacolin transaction.

Both sales are expected to close in the fourth quarter of 2018, subject to satisfaction of closing conditions, including receipt of Pennsylvania regulatory approvals, termination of the waiting period under the Hart-Scott-Rodino Act and, in the case of Presque Isle Downs, the execution of the definitive agreement with respect to the Nemacolin transaction.

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

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results for the three and six months ended June 30, 2018 and 2017.

•

Isle Acquisition – Our results of operations for the three and six months ended June 30, 2018 include incremental revenues and expenses attributable to the 13 properties we acquired in our acquisition of Isle on May 1, 2017.

•

Transaction expenses related to our acquisition of Isle for legal, accounting, financial advisory services, severance, stock awards and other costs totaled $0.2 million and $1.1 million for the three and six months ended June 30, 2018, respectively, and $85.5 million and $87.1 million for the three and six months ended June 30, 2017, respectively.

•

Debt Refinancing –In connection with the Isle Acquisition, we completed a debt financing transaction comprised of: a senior secured credit facility in an aggregate principal amount of $1.75 billion with a term loan facility of $1.45 billion and revolving credit facility of $300.0 million and $375.0 million of senior unsecured notes. The proceeds of such borrowings were used to pay the cash portion of the consideration payable in the Isle Merger, refinance all of Isle’s existing credit facilities, redeem or otherwise repurchase all of Isle’s senior and senior subordinated notes, refinance our existing credit facility and pay transaction fees and expenses related to the foregoing. We recognized a loss totaling $0.7 million for the three and six months ended June 30, 2017 as a result of the debt refinancing transaction (See “Liquidity and Capital Resources” for more information related to the debt refinancing).

•

Acquisitions – Transaction expenses related to our acquisition of Grand Victoria Casino and pending acquisition of Tropicana Entertainment Inc. totaled $0.7 million and $2.5 million, respectively, for the three months ended June 30, 2018, and $1.3 million and $3.5 million, respectively, for the six months ended June 30, 2018.

•

Pending Dispositions – The sales of Presque Isle Downs and Vicksburg met the requirements for presentation as assets held for sale under generally accepted accounting principles. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the three and six months ended June 30, 2018. Based on the triggering event, we recorded an impairment charge for the six months ended June 30, 2018 totaling $9.8 million related to our Vicksburg property. Effective July 6, 2018, the sale of Vicksburg was terminated. Concurrently with the termination, we agreed to enter into an agreement to sell our rights and obligations to operate Nemacolin.

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

In previous periods, the operations of Lake Charles have been classified as discontinued operations and as an asset held for sale. As a result of the termination of the sale, Lake Charles is no longer classified as an asset held for sale and as discontinued operations, and is included in our results of operations for the three and six months ended June 30, 2018 and 2017.

•

Income Taxes – On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% and has a positive impact on net income.

•

Severe Weather – Our West segment’s operations are subject to seasonal variation, with our lowest business volume generally occurring during the winter months. The northern Nevada region experienced record snowfall and severe weather conditions, including major snow storms during eleven of the fourteen weekends in the 2017 first quarter, making travel to Reno from northern California, our main feeder market, difficult or impossible due to road closures. As a result, there was a significant adverse effect on business levels, especially hotel occupancy and gaming volume, and our operating performance during the six months ended June 30, 2017.

Additionally, our operations were impacted system wide by challenging weather in January and February of 2018 as well as our Reno operations in March of 2018.

•

Execution of Cost Savings Program – We continue to achieve margin growth in 2018 through exercising financial discipline throughout the company without impacting the guest experience. In addition to cost savings relating to duplicative executive compensation, legal and accounting fees and other corporate expenses that have been eliminated as a result of our acquisitions, we have achieved savings in marketing and promotion, advertising, food and beverage and labor expense management as a result of operating efficiencies and purchasing power of the combined Eldorado organization.

•

Property Enhancement Capital Expenditures – Property enhancement initiatives and targeted investments that improve our guests’ experiences and elevate our properties’ overall competitiveness in their markets continued throughout 2017 and 2018. As part of the continuing evolution of the Reno tri-properties, we are building a new 21,000 square foot spa at Silver Legacy planned to open this fall. We have substantially renovated every room at Circus Reno and will start the first phase of 400 rooms at Silver Legacy and 42 high-end suites at Eldorado after the busy summer season. In Black Hawk we expect to renovate all 402 hotel rooms this winter. In addition, recently we announced a joint venture with the Cordish Companies for the development of a new world-class, mixed-use entertainment and hospitality destination anchored by our Isle Casino Racing Pompano Park.

A 118-room Hampton Inn Hotel at Scioto Downs developed by a third party opened in March 2017 and since opening has driven visitation and spend at the property.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Net revenues	$456,802	$375,626	21.6%	$896,994	$578,019	55.2%
Operating income (loss)	77,414	(30,467)	354.1%	131,608	(16,439)	900.6%
Net income (loss)	36,796	(46,190)	179.7%	57,651	(45,245)	227.4%

Operating Results.  For the three months ended June 30, 2018 compared to the same prior year period, Isle contributed incremental net revenues totaling $76.0 million for April 2018. For the six months ended June 30, 2018 compared to the same prior year period, Isle contributed $308.0 million of incremental net revenues from January 1, 2018 through April 30, 2018 (the comparative period preceding our acquisition of Isle on May 1, 2017). Including incremental Isle net revenues, net revenues increased 21.6% and 55.2%, respectively, for the three and six months ended June 30, 2018 compared to the same prior year periods. Incremental Isle net revenues in both periods consisted primarily of gaming revenues. Excluding incremental Isle net revenues, net revenues increased 1.4% and 1.9%, respectively, for the three and six months ended June 30, 2018 compared to the same prior year periods primarily due to growth in our West and East segments.

Operating income increased $107.9 million and $148.0 for the three and six months ended June 30, 2018 compared to the same prior year periods. In addition to the incremental operating income contributed by the acquired Isle properties, these increases over prior year were mainly due to the significant amount of Isle transaction expenses incurred during the three and six months ended June 30, 2017.

Net income increased $83.0 million and $102.9 million for the three and six months ended June 30, 2018, respectively, compared to the same prior year periods. These increases were due to the same factors impacting operating income combined with the loss on the early retirement of debt for the three and six months ended June 30, 2017 associated with our refinancing completed in May of 2017. These increases were partially offset by higher interest expense during the 2018 periods resulting from increased debt following our acquisition of Isle along with increases in our tax provision.

Net Revenues and Operating Income (Loss)

The following tables highlight our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Three Months Ended June 30,		Operating Income (Loss) for the Three Months Ended June 30,
	2018	2017	2018	2017
West	$117,880	$99,752	$21,865	$16,512
Midwest	100,607	67,641	27,411	15,412
South	112,242	88,459	20,564	12,610
East	125,961	119,638	24,397	18,228
Corporate	112	136	(16,823)	(93,229)
Total	$456,802	$375,626	$77,414	$(30,467)

	Net Revenues for the Six Months Ended June 30,		Operating Income (Loss) for the Six Months Ended June 30,
	2018	2017	2018	2017
West	$217,459	$163,240	$32,004	$17,933
Midwest	201,402	67,641	54,087	15,412
South	235,042	121,019	33,923	18,528
East	242,852	225,926	43,528	33,196
Corporate	239	193	(31,934)	(101,508)
Total	$896,994	$578,019	$131,608	$(16,439)

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Net revenues and operating expenses were as follows (dollars in thousands):

	Three Months Ended
	June 30,			Percent
	2018	2017	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$57,696	$45,229	$12,467	27.6%
Midwest	87,448	57,987	29,461	50.8%
South	91,584	70,505	21,079	29.9%
East	111,992	105,984	6,008	5.7%
Total Gaming and Pari-Mutuel Commissions	348,720	279,705	69,015	24.7%
Non-gaming:
West	60,184	54,523	5,661	10.4%
Midwest	13,159	9,654	3,505	36.3%
South	20,658	17,954	2,704	15.1%
East	13,969	13,654	315	2.3%
Corporate	112	136	(24)	(17.6)%
Total Non-gaming	108,082	95,921	12,161	12.7%
Total Net Revenues	456,802	375,626	81,176	21.6%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	21,328	18,126	3,202	17.7%
Midwest	35,531	24,252	11,279	46.5%
South	43,631	35,423	8,208	23.2%
East	69,455	65,936	3,519	5.3%
Total Gaming and Pari-Mutuel Commissions	169,945	143,737	26,208	18.2%
Non-gaming
West	36,691	33,197	3,494	10.5%
Midwest	7,802	6,779	1,023	15.1%
South	13,485	12,893	592	4.6%
East	8,797	9,105	(308)	(3.4)%
Total Non-gaming	66,775	61,974	4,801	7.7%

Marketing and promotions	21,832	21,531	301	1.4%
General and administrative	73,745	60,887	12,858	21.1%
Corporate	12,232	7,442	4,790	64.4%
Depreciation and amortization	31,910	24,909	7,001	28.1%
Total Operating Expenses	$376,439	$320,480	$55,959	17.5%

Gaming Revenues and Pari-Mutuel Commissions.  Isle contributed $64.8 million of incremental gaming revenues and pari-mutuel commissions for the three months ended June 30, 2018 resulting in an increase of 24.7% compared to the same prior year period.

Excluding incremental Isle gaming revenues and pari-mutuel commissions, gaming revenues and pari-mutuel commissions increased 1.5% for the three months ended June 30, 2018 compared to the same prior year period mainly due to higher gaming revenues in the West segment driven by a strong quarter and traffic generated by increased convention business.

Non-gaming Revenues.  Isle contributed $11.0 million of incremental non-gaming revenues for the three months ended June 30, 2018 resulting in an increase of 12.7% over the same prior year period.

Excluding incremental Isle non-gaming revenues, non-gaming revenues increased 1.2% for the three months ended June 30, 2018 compared to the same prior year period. Growth in the West segment’s non-gaming revenues principally due to higher hotel revenues associated with increased occupancy and room rates were partially offset by decreased non-gaming revenues in the Midwest and South segments.

Gaming Expenses and Pari-Mutuel Commissions.  Isle contributed $28.3 million of incremental gaming expenses and pari-mutuel commissions for the three months ended June 30, 2018 resulting in an increase of 18.2% in gaming expenses and pari-mutuel commissions over the same prior year period.

Excluding incremental Isle gaming expenses and pari-mutuel commissions, gaming expenses and pari-mutuel commissions decreased 1.5% for the three months ended June 30, 2018 compared to the same prior year period. Despite the increase in gaming revenues, gaming expenses declined in comparison to the same prior year period due to savings initiatives targeted at reducing variable expenses. Successful efforts to control costs and maximize departmental profit across all segments also drove the improved departmental profit margin during the three months ended June 30, 2018 compared to the same prior year period.

Non-gaming Expenses.  Isle contributed $7.2 million of incremental non-gaming expenses for the three months ended June 30, 2018 resulting in an increase of 7.7% over the same prior year period.

Excluding incremental Isle non-gaming expenses, non-gaming expenses decreased 3.9% for the three months ended June 30, 2018 compared to the same prior year period. Increased expenses associated with higher non-gaming revenues and hotel occupancy in the West segment were offset by lower non-gaming expenses in the Midwest and South segments. Additionally, the growth in room rates in the West segment contributed to improved non-gaming margins for the three months ended June 30, 2018 compared to the same prior year period.

Marketing and Promotions Expenses.  Isle contributed $3.6 million of incremental marketing and promotions expense in for the three months ended June 30, 2018 resulting in an increase of 1.4% over the same prior year period.

Excluding incremental Isle marketing and promotions expenses, consolidated marketing and promotions expense decreased 15.3% for the three months ended June 30, 2018 compared to the same prior year period resulting from realized savings across all segments.

General and Administrative Expenses.  Isle contributed $13.6 million of general and administrative expense for the three months ended June 30, 2018 resulting in an increase of 21.1% over the same prior year period.

Excluding incremental Isle general and administrative expenses, consolidated general and administrative expenses decreased 1.3% for the three months ended June 30, 2018 compared to the same prior year period mainly due to the centralization of certain corporate services provided to our properties.

Corporate Expenses.  For the three months ended June 30, 2018 compared to the same prior year period, corporate expenses increased primarily due to payroll and other expenses associated with additional corporate costs, including stock comp expense, driven by growth related to the Isle Acquisition.

Depreciation and Amortization Expense.  Isle contributed $5.9 million of depreciation expense for the three months ended June 30, 2018 resulting in an increase of 28.1% over the same prior year period.

Excluding incremental Isle depreciation and amortization expense, depreciation and amortization expense increased 4.5% for the three months ended June 30, 2018 compared to the same prior year period.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Net revenues and operating expenses were as follows (dollars in thousands):

	Six Months Ended
	June 30,			Percent
	2018	2017	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$107,430	$69,062	$38,368	55.6%
Midwest	175,807	57,987	117,820	203.2%
South	192,502	93,674	98,828	105.5%
East	216,509	201,172	15,337	7.6%
Total Gaming and Pari-Mutuel Commissions	692,248	421,895	270,353	64.1%
Non-gaming:
West	110,029	94,178	15,851	16.8%
Midwest	25,595	9,654	15,941	165.1%
South	42,540	27,345	15,195	55.6%
East	26,343	24,754	1,589	6.4%
Corporate	239	193	46	23.8%
Total Non-gaming	204,746	156,124	48,622	31.1%
Total Net Revenues	896,994	578,019	318,975	55.2%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	41,726	28,439	13,287	46.7%
Midwest	71,475	24,251	47,224	194.7%
South	91,987	47,651	44,336	93.0%
East	134,308	124,584	9,724	7.8%
Total Gaming and Pari-Mutuel Commissions	339,496	224,925	114,571	50.9%
Non-gaming
West	70,434	61,118	9,316	15.2%
Midwest	15,955	6,779	9,176	135.4%
South	28,042	18,510	9,532	51.5%
East	17,031	16,833	198	1.2%
Total Non-gaming	131,462	103,240	28,222	27.3%

Marketing and promotions	43,133	31,660	11,473	36.2%
General and administrative	147,947	92,687	55,260	59.6%
Corporate	23,801	14,016	9,785	69.8%
Impairment charges	9,815	—	9,815	100.0%
Depreciation and amortization	63,444	40,513	22,931	56.6%
Total Operating Expenses	$759,098	$507,041	$252,057	49.7%

Gaming Revenues and Pari-Mutuel Commissions.  Isle contributed $262.8 million of incremental gaming revenues and pari-mutuel commissions for the six months ended June 30, 2018 resulting in an increase of 64.1% compared to the same prior year period.

Excluding incremental Isle gaming revenues and pari-mutuel commissions, gaming revenues and pari-mutuel commissions increased 1.8% for the six months ended June 30, 2018 compared to the same prior year period mainly due to higher gaming revenues in the West segment driven by increased visitor traffic and milder weather in 2018.

Non-gaming Revenues.  Isle contributed $44.9 million of incremental non-gaming revenues for the six months ended June 30, 2018 resulting in an increase of 31.1% in non-gaming revenues compared to the same prior year period.

Excluding incremental Isle non-gaming revenues, non-gaming revenues increased 2.4% for the six months ended June 30, 2018 compared to the same prior year period mainly due to growth in the West segment’s hotel occupancy and room rates associated with increased visitor traffic and milder weather. Additionally, the West segment benefitted from the Reno properties’ capital improvements including renovated hotel rooms and new food, beverage and entertainment offerings.

Gaming Expenses and Pari-Mutuel Commissions. Isle contributed $116.1 million of incremental gaming expenses and pari-mutuel commissions for the six months ended June 30, 2018 resulting in an increase of 50.9% in gaming expenses and pari-mutuel commissions over the same prior year period.

Excluding incremental Isle gaming expenses and pari-mutuel commissions, gaming expenses and pari-mutuel commissions remained flat for the six months ended June 30, 2018 compared to the same prior year period despite the increase in gaming revenues due to savings initiatives targeted at reducing variable expenses along with continued synergies. Additionally, successful efforts to control costs and maximize departmental profit across all segments also drove the improved departmental profit margin during the three months ended June 30, 2018 compared to the same prior year period.

Non-gaming Expenses.  Isle contributed $30.5 million of incremental non-gaming expenses for the six months ended June 30, 2018 resulting in an increase of 27.3% compared to the same prior year period.

Excluding incremental Isle non-gaming expenses, non-gaming expenses decreased 2.2% for the six months ended June 30, 2018 compared to the same prior year period. Increased expenses associated with higher non-gaming hotel occupancy in the West segment were offset by lower non-gaming expenses in the South and East segments. Additionally, the growth in room rates in the West segment contributed to improved non-gaming margins for the six months ended June 30, 2018 compared to the same prior year period.

Marketing and Promotions Expenses.  Isle contributed $14.7 million of incremental marketing and promotions expense for the six months ended June 30, 2018 resulting in an increase of 36.2% compared to the same prior year period.

Excluding incremental Isle marketing and promotions expenses, consolidated marketing and promotions expense decreased 10.3% for the six months ended June 30, 2018 compared to the same prior year period due to strategic changes to eliminate unprofitable promotional events and decrease advertising spend.

General and Administrative Expenses.  Isle contributed $55.0 million of incremental general and administrative expense for the six months ended June 30, 2018 resulting in an increase of 59.6% compared to the same prior year period.

Excluding incremental Isle general and administrative expenses, consolidated general and administrative expenses remained flat for the six months ended June 30, 2018 compared to the same prior year period. Increased expenses in the West and East segments were offset by decreased expenses in the Midwest and South segments.

Corporate Expenses.  For the six months ended June 30, 2018 compared to the same prior year period, corporate expenses increased primarily due to payroll and other expenses associated with additional corporate costs, including stock comp expense, driven by growth related to the Isle Acquisition.

Impairment Charges: Based on the pending disposition, we recorded an impairment charge for the six months ended June 30, 2018 totaling $9.8 million related to our Vicksburg property.

Depreciation and Amortization Expense.  Isle contributed $23.3 million of depreciation expense for the six months ended June 30, 2018 resulting in an increase of 56.6% compared to the same prior year period.

Excluding incremental Isle depreciation and amortization expense, depreciation and amortization expense remained flat for the six months ended June 30, 2018 compared to the same prior year period.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three and Six Months Ended June 30, 2018 and 2017

Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock-based compensation, transaction expenses, severance expense, costs associated with the Presque Isle Downs, Vicksburg and Lake Charles sales, impairment charges, equity in income of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, and other non-cash regulatory gaming assessments. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“US GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for our operating segments for the three and six months ended June 30, 2018 and 2017, in addition to reconciling Adjusted EBITDA to operating income (loss) in accordance with US GAAP (unaudited, in thousands):

	Three Months Ended June 30, 2018
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (3)	Other (4)	Adjusted EBITDA
West	$21,865	$9,382	$(95)	$—	$606	$31,758
Midwest	27,411	8,404	31	—	77	35,923
South	20,564	8,108	17	—	(287)	28,402
East	24,397	4,717	3	—	246	29,363
Corporate and Other	(16,823)	1,299	3,516	3,404	1,173	(7,431)
Total	$77,414	$31,910	$3,472	$3,404	$1,815	$118,015

	Three Months Ended June 30, 2017 (6)
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (3)	Other (4)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$16,512	$6,571	$52	$—	$64	$23,199
Midwest	15,412	4,966	86	—	(6)	20,458
South	12,610	4,662	64	—	1,130	18,466
East	18,228	8,273	4	—	53	26,558
Corporate and Other	(93,229)	437	1,123	85,464	321	(5,884)
Total Excluding Pre-Acquisition	$(30,467)	$24,909	$1,329	$85,464	$1,562	$82,797

Pre-Acquisition (1):
West	$2,709	$925	$2	$—	$4	$3,640
Midwest	10,637	2,001	14	—	34	12,686
South	5,739	1,441	9	—	110	7,299
East	(197)	239	—	—	—	42
Corporate and Other	(2,550)	96	461	286	(22)	(1,729)
Total Pre-Acquisition	$16,338	$4,702	$486	$286	$126	$21,938

Including Pre-Acquisition:
West	$19,221	$7,496	$54	$—	$68	$26,839
Midwest	26,049	6,967	100	—	28	33,144
South	18,349	6,103	73	—	1,240	25,765
East	18,031	8,512	4	—	53	26,600
Corporate and Other	(95,779)	533	1,584	85,750	299	(7,613)
Total Including Pre-Acquisition (2)	$(14,129)	$29,611	$1,815	$85,750	$1,688	$104,735

	Six Months Ended June 30, 2018
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (3)	Other (4)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$32,004	$17,571	$(32)	$—	$639	$50,182
Midwest	54,087	16,049	75	—	227	70,438
South	33,923	16,639	42	—	10,015	60,619
East	43,528	10,766	8	—	1,241	55,543
Corporate and Other	(31,934)	2,419	7,058	5,952	1,282	(15,223)
Total	$131,608	$63,444	$7,151	$5,952	$13,404	$221,559

	Six Months Ended June 30, 2017 (6)
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (3)	Other (4)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$17,933	$11,214	$52	$—	$224	$29,423
Midwest	15,412	4,966	86	—	(6)	20,458
South	18,528	6,594	64	—	1,130	26,316
East	33,196	17,153	4	—	209	50,562
Corporate and Other	(101,508)	586	2,856	87,078	310	(10,678)
Total Excluding Pre-Acquisition	$(16,439)	$40,513	$3,062	$87,078	$1,867	$116,081

Pre-Acquisition (5):
West	$9,525	$3,694	$8	$—	$4	$13,231
Midwest	34,819	11,952	51	—	34	46,856
South	25,086	5,693	35	—	184	30,998
East	(1,072)	952	—	—	—	(120)
Corporate and Other	(8,811)	371	1,631	286	527	(5,996)
Total Pre-Acquisition	$59,547	$22,662	$1,725	$286	$749	$84,969

Including Pre-Acquisition:
West	$27,458	$14,908	$60	$—	$228	$42,654
Midwest	50,231	16,918	137	—	28	67,314
South	43,614	12,287	99	—	1,314	57,314
East	32,124	18,105	4	—	209	50,442
Corporate and Other	(110,319)	957	4,487	87,364	837	(16,674)
Total Including Pre-Acquisition (2)	$43,108	$63,175	$4,787	$87,364	$2,616	$201,050

(1)

Figures are for Isle for April 2017. Such figures were prepared by the Company to reflect Isle’s unaudited consolidated historical operating revenues, operating income and Adjusted EBITDA for periods corresponding to the Company’s fiscal quarterly calendar. Such figures are based on the unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

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

(3)

Transaction expenses represent costs related to the acquisition of Isle for the three and six months ended June 30, 2017 and costs primarily related to the acquisitions of Grand Victoria Casino and Tropicana Entertainment Inc. for the three and six months ended June 30, 2018.

(4)

Other is comprised of severance expense, (gain) loss on the sale or disposal of property and equipment, equity in income (loss) of unconsolidated affiliate and other non-cash regulatory gaming assessments for the three and six months ended June 30, 2018 and 2017. Also included are costs associated with the sales of Vicksburg and Presque Isle Downs for the three and six months ended June 30, 2018 and the failed sale of Lake Charles for the three and six months ended June 30, 2017. In conjunction with the announced sale of Vicksburg, an impairment charge totaling $9.8 million was recorded for the six months ended June 30, 2018.

(5)

Figures are for Isle for the four months ended April 30, 2017. Such figures were prepared by the Company to reflect Isle’s unaudited consolidated historical operating revenues, operating income and Adjusted EBITDA for periods corresponding to the Company’s fiscal quarterly calendar. Such figures are based on the unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

(6)

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

Our cash requirements can fluctuate significantly depending on our decisions with respect to business acquisitions or dispositions and strategic capital investments to maintain the quality of our properties. We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties, servicing our outstanding indebtedness and funding the recently announced acquisitions. During the remainder of 2018, we plan to spend $94.8 million on capital expenditures and $61.4 million to pay interest on our outstanding indebtedness. However, we expect that our capital requirements and interest on our outstanding debt will increase significantly following the consummation of the acquisition of Tropicana Entertainment and the Grand Victoria Casino and the related incurrence of debt and obligation to pay annual rent in an initial amount of approximately $110 million under the master lease with respect to certain of the Tropicana properties. We also expect that our capital expenditures will increase significantly following the acquisition of Tropicana Entertainment and the Grand Victoria Casino and the related increase in the number of properties in our portfolio.  We funded the $327.5 million of cash consideration for the acquisition of the Grand Victoria Casino using cash from ongoing operations and borrowings under our revolving credit facility and we intend to fund cash consideration of approximately $640 million payable by us in the Tropicana transaction and repay debt outstanding under Tropicana’s credit facility with cash generated from our current operations, Tropicana’s cash on hand, cash flow generated from Tropicana operations through closing and $600 million of committed debt financing. In addition, the Company has obtained commitments to increase its revolving credit facility from $300 million to $500 million effective substantially concurrently with the consummation of the Tropicana Acquisition and extend the maturity of the revolving credit facility to the fifth anniversary of the effective date of such increase. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements, and service our outstanding indebtedness for the next twelve months.

At June 30, 2018, we had consolidated cash and cash equivalents of $202.0 million, excluding restricted cash. At June 30, 2017, we had consolidated cash and cash equivalents of $134.6 million, excluding restricted cash. This increase in cash was primarily due to cash generated from operations for the six months ended June 30, 2018.

Operating Cash Flow.  For the six months ended June 30, 2018, cash flows provided by operating activities totaled $148.5 million compared to $3.0 million for the same prior year period. The increase in operating cash was primarily due to cash generated from operations combined with changes in the balance sheet accounts in the normal course of business. Additionally, significant payments were made during the six months ended 2017 in conjunction with the acquisition of Isle.

Investing Cash Flow and Capital Expenditures.  Net cash flows used in investing activities totaled $69.3 million for the six months ended June 30, 2018 compared to $1,342.9 million for the same prior year period. Net cash flows used in investing activities in the six months ended June 30, 2018 were primarily due to $55.2 million in capital expenditures for various property enhancement and maintenance projects along with equipment purchases. Net cash flows used in investing activities for the six months ended June 30, 2017 consisted of $1,313.1 million related to funds used in the acquisition of Isle which closed on May 1, 2017, and $29.8 million in capital expenditures for various property enhancement and maintenance projects and equipment purchases.

Financing Cash Flow.  Net cash used for financing activities for the six months ended June 30, 2018 totaled $10.3 million compared to $1,412.5 million net cash provided by financing activities in the same prior year period. The cash used for financing activities for the six months ended June 30, 2018 was principally due to $9.7 million of net taxes paid related to the net share settlement of equity awards. During the six months ended June 30, 2017, cash provided by financing activities consisted primarily of $1,450.0 million and $375.0 million of proceeds from the issuance of the credit facility and 6% Senior Notes, respectively, partially offset by payments of $422.3 million on our credit facility in conjunction with our refinancing of debt in May of 2017.

Debt Obligations

Term Loan and Revolving Credit Facility

In April 2017, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (the “Credit Facility”), consisting of a $1.45 billion term loan facility (the “Term Loan Facility” or “Term Loan”) and a $300.0 million revolving credit facility (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility will mature on April 17, 2022. The Company’s obligations under the Term Loan Facility will mature on April 17, 2024. The Company was required to make quarterly principal payments in an amount equal to $3.6 million on the Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017 but satisfied this requirement as a result of the principal prepayment of $444.5 million on September 13, 2017 in conjunction with the issuance of the additional 6% Senior Notes. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

As of June 30, 2018, the Company had $956.8 million outstanding on the Term Loan. There were no borrowings outstanding under the Revolving Credit Facility as of June 30, 2018. The Company had $290.9 million of available borrowing capacity, after consideration of $9.1 million in outstanding letters of credit, under its Revolving Credit Facility as of June 30, 2018.

The interest rate per annum applicable to loans under the Revolving Credit Facility are, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or  a base rate plus a margin ranging from 0.75% to 1.50%, which margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25%, or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00% over the term of the Term Loan Facility or the Revolving Credit Facility. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility in the amount of 0.50% per annum. At June 30, 2018, the weighted average interest rate on the Term Loan was 4.1% based upon the weighted average interest rate of borrowings outstanding during the six months ended June 30, 2018.

Senior Notes

6% Senior Notes

On March 29, 2017, Eagle II issued at par $375.0 million aggregate principal amount of 6.0% senior notes due 2025 (the “6% Senior Notes”) pursuant to an indenture, dated as of March 29, 2017 (the “6% Senior Notes Indenture”), between Eagle II and U.S. Bank, National Association, as Trustee. The 6% Senior Notes will mature on April 1, 2025, with interest payable semi-annually in arrears on April 1 and October 1, commencing October 1, 2017. In connection with the consummation of the Isle Acquisition on May 1, 2017, the Company assumed Eagle II’s obligations under the 6% Senior Notes and the 6% Senior Notes Indenture and certain of the Company’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of the Company’s obligations under the 6% Senior Notes.

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

As of June 30, 2018 we were in compliance with all covenants under the Credit Facility, 6% Senior Notes, and 7% Senior Notes.

Contractual Obligations

There have been no material changes for the six months ended June 30, 2018 to our contractual obligations as disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2017.

Other Liquidity Matters

We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in “Part II, Item 1. Legal Proceedings” and Note 10 to our unaudited consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included in our Annual Report on Form 10-K for the year ended December 31, 2017 and “Part II, Item IA. Risk Factors” which is included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

Cautionary Statement Regarding Forward‑Looking Information

This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward‑looking statements. Specifically, forward-looking statements may include, among others, statements concerning:

•	projections of future results of operations or financial condition;
•	expectations regarding our business and results of operations of our existing casino properties and prospects for future development;

•	expectations regarding trends that will affect our market and the gaming industry generally and the impact of those trends on our business and results of operations;
•	our ability to comply with the covenants in the agreements governing our outstanding indebtedness;
•	our ability to meet our projected debt service obligations, operating expenses, and maintenance capital expenditures;
•	expectations regarding availability of capital resources;
•	our ability to consummate the acquisition of Tropicana Entertainment and the disposition of Presque Isle Downs and Nemacolin on the timeline and terms described herein or at all;
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

In addition, the acquisition of Tropicana Entertainment and the Grand Victoria Casino, the dispositions of Presque Isle Downs and Nemacolin and the provisions of the related acquisition agreements create additional risks, uncertainties and other important factors, including but not limited to:

•

our ability to obtain required regulatory approvals (including, in the case of the dispositions, approval from gaming regulators and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976) and satisfy or waive other closing conditions to consummate such transactions on a timely basis;

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

•	our ability to obtain debt financing on the terms expected, or at all
•	the possibility that the business of Tropicana or the Grand Victoria Casino may suffer as a result of the announcement of the acquisition;
•	the ability to retain key employees of the acquired companies;
•	the outcome of legal proceedings that may be instituted as a result of the proposed transactions; and
•	other risks and uncertainties described in Part II, Item 1A. “Risk Factors” contained herein and our reports on Form 10-K, Form 10-Q and Form 8-K filed with the Securities and Exchange Commission.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long‑term debt arrangements. At June 30, 2018, interest on borrowings under our Credit Facility was subject to fluctuation based on changes in short-term interest rates.

As of June 30, 2018, our long‑term variable‑rate borrowings totaled $956.8 million under the Term Loan and represented approximately 43% of our long‑term debt compared to 67% of our long‑term debt as of June 30, 2017. During the six months ended June 30, 2018, the weighted average interest rates on our variable and fixed rate debt were 4.1% and 6.3%, respectively.

The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the three months ended June 30, 2018.

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

A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2017. There have been no material changes to those risk factors during the three months ended June 30, 2018, except for the following additional risk factors related to certain acquisitions and dispositions.

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

Delay or failure to complete the Tropicana Acquisition or dispositions would prevent the Company from realizing the anticipated benefits of the transactions.

Any delay in completing the Tropicana Acquisition or dispositions may reduce the synergies, use of proceeds and other benefits that we anticipate if we successfully complete the transactions within the expected timeframe and integrate our business and the business of Tropicana. In addition, the market price of our common stock may reflect various market assumptions as to whether and when the Tropicana Acquisition and dispositions will be completed. Consequently, the completion of, the failure to complete, or any delay in the completion of the Tropicana Acquisition or dispositions could result in significant changes in the market price of our common stock.

The acquisition of Tropicana and the sale of Presque Isle Downs are subject to the receipt of approvals and clearances that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the transactions. We may be required to pay significant reverse termination fee if we are unable to obtain regulatory approvals for the Tropicana Acquisition.

Completion of each of the Tropicana Acquisition and dispositions is conditioned upon the receipt of certain governmental approvals, including, without limitation, gaming regulatory. There can be no assurance that these approvals will be obtained and that the other conditions to completing the acquisitions and dispositions will be satisfied in a timely fashion, or at all. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the transactions or require changes to the terms of the agreements governing the transactions. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the Acquisitions and dispositions or of imposing additional costs or limitations on us following completion of the transactions, any of which might have an adverse effect on us.  The waiting period under the Hart-Scott-Rodino Antitrust Improvement Acts of 1976, as amended, has been terminated with respect to the Tropicana Acquisition and the Presque Isle Downs disposition.

In addition, if we fail to obtain required regulatory approvals for the Tropicana Acquisition, we may be required to pay a reverse termination fee of $92.5 million and could be liable for additional damages. Further, we have incurred and will continue to incur significant costs, such as legal, accounting, and similar costs, relating to the Tropicana Acquisition. We will be required to pay such costs whether or not the acquisition is consummated.

Our obligation to consummate the Tropicana Acquisition is not subject to a financing condition.

Our obligation to consummate the Tropicana Acquisition is not subject to a financing condition. As a result, if we are unable to obtain financing to pay the consideration for such transaction we may be subject to liability for a breach of the agreement governing the acquisition.

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

The pending Tropicana Acquisition and dispositions may be disruptive to our business.

Whether or not the Tropicana Acquisition or dispositions are completed, the pendency of the transactions could cause disruptions in our business and the business of Tropicana, which could have an adverse effect on our businesses and financial results. These disruptions could include the following:

•

our current and prospective employees may experience uncertainty about their future roles with the combined company or consider other employment alternatives, which might adversely affect our ability to retain or attract key managers and other employees and the ability of Tropicana to retain employees that we consider key to our future combined operations;

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

Our ability to realize the anticipated benefits of the acquisitions will depend, to a large extent, on our ability to integrate the business of Tropicana and the Grand Victoria into our operations in the anticipated time frame or at all. We may face significant challenges in combining the operations of the acquired companies into our operations in a timely and efficient manner. The combination of independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of the acquired companies into our operations. The integration process may disrupt the business of the acquired properties and, if implemented ineffectively or inefficiently, could preclude realization of the full benefits that we expect. The failure to successfully integrate the acquired properties and to manage the challenges presented by the integration process successfully may result in an interruption of, or loss of momentum in, the combined business, which may have the effect of depressing the market price of our common stock following the closing of the transactions.

In addition, while we expect to realize cost synergies from combining the sales and general and administrative functions of the acquired businesses with ours, we will be required to incur costs, including severance and related expenses, to realize the anticipated cost savings. While we believe that the combined entity will benefit from cost synergies, we may be unable to realize all of the expected cost synergies within the time frame expected or at all. In addition, we may incur additional or unexpected costs in order to realize these cost synergies.

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

We expect that we will have approximately $2.8 billion of debt and an additional $110 million of other annual obligations relating to the Master Lease following the completion of the acquisitions and dispositions. In addition, we expect that our borrowing capacity under our revolving credit facility will be increased from $300 million to $500 million effective at the time of the consummation of the Tropicana Acquisition and that we will have the ability to incur additional debt under the increased facility revolving credit facility. We incurred debt under our revolving credit facility to purchase Elgin and may be required to incur indebtedness in excess of the $600 million of committed financing to fund the consideration payable under the Tropicana Acquisition. In addition, we may incur debt to finance costs associated with the development of a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the Pompano casino and racetrack. As a result of the increased levels of outstanding indebtedness following the acquisitions and rent payments under the Master Lease, future interest expense, rent and debt service obligations will be significantly higher than our historic interest expense and other obligations associated with financing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit	Method of Filing

2.1	Agreement and Plan of Merger by and among Eldorado Resorts, Inc., Delta Merger Sub, Inc., GLP Capital, L.P. and Tropicana Entertainment Inc., dated as of April 15, 2018	Previously filed on Form 8-K filed on April 16, 2018.

2.2

Interest Purchase Agreement by and among MGM Elgin Sub, Inc., Illinois RBG, L.L.C., Eldorado Resorts, Inc., Elgin Holdings I LLC, Elgin Holdings II LLC, Elgin Riverboat Resort-Riverboat Casino and MGM Resorts International, dated as of April 15, 2018

Previously filed on Form 8-K filed on April 16, 2018.

3.1	Certificate of Amendment to Articles of Incorporation, dated June 28, 2018	Filed herewith.

4.1

Fifth Supplemental Indenture, dated as of June 18, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2023 Notes Indenture

Filed herewith.

4.2

Second Supplemental Indenture, dated as of June 18, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2025 Notes Indenture

Filed herewith.

4.3

Sixth Supplemental Indenture, dated as of August 7, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2023 Notes Indenture

Filed herewith.

4.4

Third Supplemental Indenture, dated as of August 7, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2025 Notes Indenture

Filed herewith.

10.1

Amendment Agreement No. 2, dated June 6, 2018, by and between Eldorado Resorts, Inc. and JPMorgan Chase, N.A., as administrative agent in connection with the Credit Agreement, dated as of April 17, 2017

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

ELDORADO RESORTS, INC.

Date: August 7, 2018	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer and Chairman of the Board

Date: August 7, 2018	/s/ Thomas R. Reeg
Thomas R. Reeg
President and Chief Financial Officer
(Principal Financial Officer)