Form 10-Q
period 2018-09-30
Eldorado Resorts, Inc.
filed 2018-11-09
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of November 6, 2018 was 77,391,244.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED

September 30, 2018

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164,086	$134,596
Restricted cash	1,622	3,267
Marketable securities	17,057	17,631
Accounts receivable, net	42,002	45,797
Due from affiliates	187	243
Inventories	15,258	16,870
Prepaid income taxes	504	4,805
Prepaid expenses and other	29,578	27,823
Assets held for sale	155,914	—
Total current assets	426,208	251,032
Escrow cash	604,100	—
Property and equipment, net	1,488,866	1,502,817
Gaming licenses and other intangibles, net	1,121,573	996,816
Goodwill	788,146	747,106
Non-operating real property	17,880	18,069
Other assets, net	30,401	30,632
Total assets	$4,477,174	$3,546,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$447	$615
Accounts payable	33,307	34,778
Due to affiliates	19	—
Accrued property, gaming and other taxes	43,339	43,212
Accrued payroll and related	58,567	53,330
Accrued interest	37,626	25,607
Income taxes payable	268	171
Accrued other liabilities	77,495	66,038
Liabilities related to assets held for sale	10,868	—
Total current liabilities	261,936	223,751
Long-term debt, less current portion	2,967,434	2,189,578
Deferred income taxes	194,490	162,967
Other long-term liabilities	17,163	28,579
Total liabilities	3,441,023	2,604,875
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Common stock, 200,000,000 and 100,000,000 shares authorized, 77,391,244 and 76,825,966 issued and outstanding, par value $0.00001 as of September 30, 2018 and December 31, 2017, respectively	1	—
Paid-in capital	745,745	746,547
Retained earnings	290,326	194,971
Accumulated other comprehensive income	79	79
Total stockholders’ equity	1,036,151	941,597
Total liabilities and stockholders’ equity	$4,477,174	$3,546,472

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES:
Casino	$362,877	$347,537	$1,046,010	$764,684
Pari-mutuel commissions	5,292	5,111	14,407	9,859
Food and beverage	58,153	59,537	164,644	141,667
Hotel	44,780	45,962	114,447	99,545
Other	16,151	14,731	44,739	35,142
Net revenues	487,253	472,878	1,384,247	1,050,897
EXPENSES:
Casino	175,333	169,322	506,536	389,010
Pari-mutuel commissions	4,729	4,657	13,022	9,894
Food and beverage	45,381	51,220	134,927	120,041
Hotel	13,977	15,513	40,178	36,862
Other	9,315	9,632	25,030	22,702
Marketing and promotions	23,122	26,439	66,255	58,099
General and administrative	75,599	75,650	223,546	168,339
Corporate	9,217	7,718	33,018	21,734
Impairment charges	3,787	—	13,602	—
Depreciation and amortization	35,760	29,122	99,204	69,635
Total operating expenses	396,220	389,273	1,155,318	896,316
(Loss) gain on sale or disposal of property and equipment	(110)	4	(393)	(51)
Proceeds from terminated sale	5,000	—	5,000	—
Transaction expenses	(4,091)	(2,094)	(10,043)	(89,172)
Equity in loss of unconsolidated affiliates	(63)	(23)	(116)	(305)
Operating income	91,769	81,492	223,377	65,053
OTHER EXPENSE:
Interest expense, net	(34,085)	(29,183)	(96,579)	(69,380)
Loss on early retirement of debt, net	—	(10,030)	(162)	(37,347)
Total other expense	(34,085)	(39,213)	(96,741)	(106,727)
Net income (loss) before income taxes	57,684	42,279	126,636	(41,674)
(Provision) benefit for income taxes	(19,980)	(12,592)	(31,281)	26,116
Net income (loss)	$37,704	$29,687	$95,355	$(15,558)
Net income (loss) per share of common stock:
Basic	$0.49	$0.39	$1.23	$(0.24)
Diluted	$0.48	$0.38	$1.22	$(0.24)
Weighted average basic shares outstanding	77,522,664	76,902,070	77,445,611	63,821,705
Weighted average diluted shares outstanding	78,283,588	77,959,689	78,208,040	63,821,705

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$37,704	$29,687	$95,355	$(15,558)
Other comprehensive income, net of tax:
Other comprehensive income	—	—	—	—
Comprehensive income (loss), net of tax	$37,704	$29,687	$95,355	$(15,558)

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$95,355	$(15,558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99,204	69,635
Amortization of deferred financing costs, discount and debt premium	3,753	5,041
Loss on early retirement of debt	162	37,347
Stock compensation expense	9,645	4,454
Impairment charges	13,602	—
Provision (benefit) for deferred income taxes	28,345	(25,560)
Other	1,626	789
Change in operating assets and liabilities:
Sale of trading securities	573	272
Accounts receivable	(441)	(6,937)
Inventory	380	17
Prepaid expenses and other assets	649	2,054
Interest payable	(6,563)	(1,441)
Income taxes payable	4,398	(1,268)
Accounts payable and accrued liabilities	12,760	2,786
Net cash provided by operating activities	263,448	71,631
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(89,082)	(52,930)
Proceeds from sale of property and equipment	920	—
Net cash used in business combinations	(306,274)	(1,313,052)
Investment in and loans to unconsolidated affiliate	(698)	—
Net cash used in investing activities	(395,134)	(1,365,982)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Term Loan	—	1,450,000
Proceeds from issuance of 6% Senior Notes due 2025	—	875,000
Proceeds from issuance of 6% Senior Notes due 2026	600,000	—
Borrowings under Revolving Credit Facility	215,358	207,953
Payments under Term Loan	—	(866,750)
Payments under Revolving Credit Facility	(35,358)	(236,953)
Debt premium proceeds	—	27,500
Debt issuance costs	(5,401)	(51,338)
Taxes paid related to net share settlement of equity awards	(10,601)	(10,927)
Proceeds from exercise of stock options	154	2,900
Payments on other long-term payables	(501)	(370)
Net cash provided by financing activities	763,651	1,397,015

Increase in cash, cash equivalents and restricted cash	631,965	102,664
Cash, cash equivalents and restricted cash, beginning of period	147,749	63,444
Cash, cash equivalents and restricted cash, end of period	$779,714	$166,108

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$164,086	$134,903
Restricted cash	1,622	21,308
Restricted and escrow cash included in other noncurrent assets	614,006	9,897
Total cash, cash equivalents and restricted cash	$779,714	$166,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$(86,964)	$(67,840)
Income taxes refunded (paid)	3,953	(714)
NON-CASH FINANCING ACTIVITIES:
Net change in payables for capital expenditures	(5,914)	2,286

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Basis of Presentation

Organization

The accompanying unaudited consolidated financial statements include the accounts of Eldorado Resorts, Inc. (“ERI” or the “Company”), a Nevada corporation formed in September 2013, and its consolidated subsidiaries. The Company acquired Mountaineer, Presque Isle Downs and Scioto Downs in September 2014 pursuant to a merger with MTR Gaming Group, Inc. (“MTR Gaming”) and in November 2015 it acquired Circus Reno and the interests in the Silver Legacy that it did not own prior to such date.

On May 1, 2017, the Company completed its acquisition of Isle of Capri Casinos, Inc. pursuant to the Agreement and Plan of Merger dated as of September 19, 2016 with Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”). As a result of the Isle Merger, Isle became a wholly-owned subsidiary of ERI.

On August 7, 2018, the Company completed its previously announced acquisition of the outstanding partnership interests of Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino, an Illinois partnership (“Elgin”), the owner of Grand Victoria Casino, located in Elgin, Illinois (the “Elgin Acquisition”).

As of September 30, 2018, ERI owned and operated the following properties:

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
•

Grand Victoria Casino (“Elgin”)—A riverboat casino 40 miles west of downtown Chicago along the banks of the Fox River in Elgin, Illinois that includes 1,088 slot machines, 30 table games and 12 poker tables.

In addition, Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs Incorporated.

The Company has entered into definitive agreements to sell Presque Isle Downs and Lady Luck Nemacolin.

Elgin Acquisition

The Elgin Acquisition was made pursuant to a purchase agreement dated as of April 15, 2018, by and among the Company, Elgin Holdings I LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company, Elgin Holdings II LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of the Company, MGM Elgin Sub, Inc., a Nevada corporation, Illinois RBG, L.L.C., a Delaware limited liability company and Elgin. As a result of the Elgin Acquisition, Elgin became an indirect wholly-owned subsidiary of the Company. The Company purchased Elgin for $327.5 million and an estimated $1.4 million working capital adjustment subject to finalization within 100 days of the Elgin Acquisition date. The Elgin Acquisition was financed using cash on hand and borrowings under the Company’s revolving credit facility.

Transaction expenses attributed to the Elgin Acquisition are reported on the accompanying statement of operations and totaled $2.1 million and $3.4 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, $0.2 million of accrued costs and expenses related to the Elgin Acquisition are included in accrued other liabilities on the accompanying consolidated balance sheet.

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

The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Elgin Acquisition, the Company’s principal operating activities occurred in four geographic regions and reportable segments. Following the Elgin Acquisition and in anticipation of the acquisition of Tropicana (see Note 3), a fifth segment, Central, has been added. As of and for the three and nine months ended September 30, 2018, the Central segment only contains Elgin. The reportable segments are based on the similar characteristics of the operating segments within the regions in which they operate: West, Midwest, South, East, and Central (See Note 13 for a listing of properties included in each segment).

The financial information included for periods prior to our acquisitions of Isle and Elgin are those of ERI and its subsidiaries. The presentation of information herein for periods prior to our acquisitions of Isle and Elgin and after our acquisitions of Isle and Elgin are not fully comparable because the results of operations for Isle and Elgin are not included for periods prior to our acquisitions of Isle and Elgin.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Form 8-K filed on September 5, 2018, which recast the Company’s form 10-K for the year ended December 31, 2017 for adoption of the new revenue recognition standard.

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

The Company adopted this standard effective January 1, 2018, and elected to apply the full retrospective adoption method. The most significant impacts of the adoption are summarized below in Note 2.

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

Certain amounts have been retrospectively reclassified for the three and nine months ended September 30, 2017 to conform to the current period presentation and reflect the change in the Company’s Consolidated Statements of Cash Flows required with the adoption of ASU No. 2016-15.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations – Clarifying the Definition of a Business.” This amendment is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. Amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business and to provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments are effective for interim and annual periods beginning after December 15,

2017, with early adoption allowed as follows: (1) transactions for which acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and (2) transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company adopted this accounting standard during the first quarter of 2018, which did not have an impact on our consolidated financial statements, and will result in future acquisitions which do not involve substantive processes being accounted for as asset acquisitions.

In February 2016, the FASB issued ASU No. 2016-02 which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. This ASU requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  The Company anticipates adopting this standard on January 1, 2019 using the prospective adoption approach and electing the practical expedients allowed under the standard.

Currently, the Company does not have any material capital leases nor any material operating leases where the Company is the lessor. Our operating leases, primarily relating to certain ground leases and slot machines or VLTs, will be recorded on the balance sheet as an ROU asset with a corresponding lease liability, which will be amortized using the effective interest rate method as payments are made. The ROU asset will be depreciated on a straight-line basis and recognized as lease expense. The qualitative and quantitative effects of adoption of ASU 2016-02 are still being analyzed, and the Company is in the process of evaluating the full effect, including the total amount of both capital and operating leases, the new guidance will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”. This amendment modifies the disclosure requirements on fair value measurements and is effective for annual and interim periods beginning after December 15, 2019, with early adoption allowed.  The Company is still evaluating the qualitative and quantitative effect of the new guidance will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”.  The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).   This generally means that an intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This generally means that the fees associated with the hosting element (service) of the arrangement are expensed as incurred. The amendment is effective for annual and interim periods beginning after December 15, 2019, with early adoption allowed.  The Company is still evaluating the qualitative and quantitative effect of the new guidance will have on our consolidated financial statements.

In August 2018, the Securities and Exchange Commission issued a final rule “Disclosure Update and Simplification”.  The final rule is intended to update existing disclosure requirements that have become redundant, duplicative, overlapping, outdate or superseded and to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors.  Included in the final rule is a requirement to present changes in stockholders equity in the Company’s 10-Q filings.  The final rule is effective for annual filings on November 5, 2018 and for interim periods beginning after the effective date, and will be included in the Company’s 2019 first quarter filing.

Note 2. Revenue Recognition

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

Adoption of the new standard did not have a significant impact on our previously reported net revenue, expenses, operating income, and net income. The impact of adoption of the new standard to previously reported selected financial statement information was as follows (in thousands):

	Three Months Ended September 30, 2017
	As Reported	ASC 606 Adjustments	Other Reclassifications(1)	As Adjusted
Gross revenues	$483,036	$(39,651)	$29,493	$472,878
Promotional allowances	(38,162)	41,785	(3,623)	—
Net revenues	$444,874	$2,134	$25,870	$472,878
Operating income	$78,924	$182	$2,386	$81,492
Net income	$29,554	$133	$—	$29,687

	Nine Months Ended September 30, 2017
	As Reported	ASC 606 Adjustments	Other Reclassifications(1)	As Adjusted
Gross revenues	$1,088,754	$(88,225)	$50,368	$1,050,897
Promotional allowances	(87,776)	93,838	(6,062)	—
Net revenues	$1,000,978	$5,613	$44,306	$1,050,897
Operating income	$60,955	$172	$3,926	$65,053
Net (loss) income	$(15,754)	$196	$—	$(15,558)

(1)	Other reclassifications are comprised of the reversal of our Lake Charles property from discontinued operations and other reclassifications to conform to current period presentations.

Additionally, adoption of the new standard resulted in a basic earnings per share adjustment from the as reported $0.38 per share to $0.39 per share for the three months ended September 30, 2017. There was no adjustment for the diluted earnings per share for the three months ended September 30, 2017. Adoption of the new standard resulted in a net loss per share adjustment from the as reported $0.25 per share to $0.24 per share for the nine months ended September 30 2018 for both basic and diluted earnings per share.

The Company’s consolidated statement of operations presents net revenue disaggregated by type or nature of the good or service (i.e., casino, pari-mutuel, food and beverage, hotel and other). A summary of net revenues disaggregated by type of revenue and reportable segment is presented below (amounts in thousands). Refer to Note 13 for a discussion of the Company’s reportable segments.

	Three Months Ended September 30, 2018
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$60,912	$86,331	$84,299	$109,637	$21,698	$—	$362,877
Pari-mutuel commissions	—	—	1,854	3,438	—	—	5,292
Food and beverage	27,502	6,867	12,492	9,359	1,933	—	58,153
Hotel	31,583	4,720	6,169	2,308	—	—	44,780
Other	9,095	1,916	1,755	2,980	266	139	16,151
Net revenues	$129,092	$99,834	$106,569	$127,722	$23,897	$139	$487,253

	Three Months Ended September 30, 2017
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$63,501	$89,482	$84,447	$110,107	$—	$—	$347,537
Pari-mutuel commissions	—	—	1,766	3,345	—	—	5,111
Food and beverage	30,099	7,572	12,669	9,197	—	—	59,537
Hotel	31,737	4,828	7,207	2,190	—	—	45,962
Other	8,987	1,769	1,845	1,957	—	173	14,731
Net revenues	$134,324	$103,651	$107,934	$126,796	$—	$173	$472,878

	Nine Months Ended September 30, 2018
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$168,342	$262,138	$270,802	$323,030	$21,698	$—	$1,046,010
Pari-mutuel commissions	—	—	7,853	6,554	—	—	14,407
Food and beverage	76,524	20,527	38,936	26,724	1,933	—	164,644
Hotel	77,234	12,775	18,462	5,976	—	—	114,447
Other	24,450	5,795	5,559	8,292	266	377	44,739
Net revenues	$346,550	$301,235	$341,612	$370,576	$23,897	$377	$1,384,247

	Nine Months Ended September 30, 2017
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$132,563	$147,469	$176,616	$308,036	$—	$—	$764,684
Pari-mutuel commissions	—	—	3,271	6,588	—	—	9,859
Food and beverage	74,593	12,607	29,231	25,236	—	—	141,667
Hotel	69,596	8,282	15,706	5,961	—	—	99,545
Other	20,812	2,934	4,130	6,900	—	366	35,142
Net revenues	$297,564	$171,292	$228,954	$352,721	$—	$366	$1,050,897

Note 3. Acquisitions, Preliminary Purchase Price Accounting and Proforma Information

Preliminary Purchase Price Accounting – Elgin

On August 7, 2018, the Company completed its acquisition of one hundred percent of the partnership interests in Elgin. The total purchase consideration for the Elgin Acquisition was $328.9 million. The estimated purchase consideration in the acquisition was determined with reference to its acquisition date fair value.

Purchase consideration calculation (dollars in thousands)
Cash consideration paid	$327,500
Working capital and other adjustments	1,386
Purchase consideration	$328,886

The working capital adjustment is subject to finalization within 100 days of the Elgin Acquisition date pursuant to the terms of the purchase agreement; however, no material adjustments are anticipated.

The fair values are based on management’s analysis including preliminary work performed by third party valuation specialists, which are subject to finalization and review.  The purchase price accounting for Elgin is preliminary and is subject to change. The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Elgin, with the excess recorded as goodwill as of September 30, 2018 (dollars in thousands):

Cash and cash equivalents	$22,612
Other current assets	2,237
Property and equipment	60,812
Goodwill	60,086
Intangible assets (i)	205,296
Other noncurrent assets	915
Total assets	351,958
Current liabilities	(21,322)
Noncurrent liabilities	(1,750)
Total liabilities	(23,072)
Net assets acquired	$328,886

(i)	Intangible assets consist of gaming license valued at $163.9 million, trade names valued at $12.6 million and player relationships valued at $28.8 million.

Valuation methodologies under both a market and income approach used for the identifiable net assets acquired in the Elgin Acquisition make use of Level 3 inputs including discounted cash flows.

Trade receivables and payables, inventory and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the Elgin Acquisition date.

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

The fair value of the gaming license was determined using the multi period excess earnings method. The excess earnings methodology, which is an income approach methodology that allocates the projected cash flows of the business to the gaming license intangible assets less charges for the use of other identifiable assets of Elgin including working capital, fixed assets and other intangible assets. This methodology was considered appropriate as the gaming license is the primary asset of Elgin. The property’s estimated future cash flows were the primary assumption in the respective valuations. Cash flow estimates included net gaming revenue, gaming operating expenses, general and administrative expenses, and tax expense. The renewal of the gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state’s gaming regulator, and meeting certain inspection requirements. However, ERI’s historical experience has not indicated, nor does ERI expect, any limitations regarding its ability to continue to renew the license. No other competitive, contractual, or economic factor limits the useful lives of this asset. Accordingly, ERI has concluded that the useful life of this license is indefinite.

Player relationships were valued using the cost approach and the incremental cash flow method under the income approach. The incremental cash flow method is used to estimate the fair value of an intangible asset based on a residual cash flow notion. This method measures the benefits (e.g., cash flows) derived from ownership of an acquired intangible asset as if it were in place, as compared to the acquirer’s expected cash flows as if the intangible asset were not in place (i.e., with-and-without). The residual or net cash flows of the two models is ascribable to the intangible asset.

The trade name was valued using the relief‑from‑royalty method. The loyalty program was valued using a comparative business valuation method. Management has assigned the trade name an indefinite useful life after considering, among other things, the expected use of the asset, the expected useful life of other related asset or asset group, any legal, regulatory, or contractual provisions that may limit the useful life, ERI’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, ERI determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets.

Goodwill is the result of expected synergies from combining operations of the acquired and acquirer. The goodwill acquired is fully amortizable for tax purposes.

For the period from the Elgin acquisition date through September 30, 2018, Elgin generated net revenues of $23.9 million and net income of $2.2 million.

Acquisition of Tropicana

On April 15, 2018 the Company announced that it entered into a definitive agreement to acquire Tropicana Entertainment Inc. (“Tropicana”) in a cash transaction valued at $1.85 billion. At the closing of the transaction on October 1, 2018, a subsidiary of the Company merged into Tropicana and Tropicana became a wholly owned subsidiary of the Company. Immediately prior to the merger, Tropicana sold Tropicana Aruba Resort and Casino and Gaming and Leisure Properties (“GLPI”) acquired substantially all of Tropicana’s real estate, other than the real estate underlying MontBleu Casino Resort & Spa and Lumière Place Casino and Hotel (“Lumière Place”), for approximately $964 million and the Company acquired the real estate underlying Lumière Place for $246 million. The Company also entered into a 15-year master lease with GLPI pursuant to which the Company will lease the Tropicana real estate acquired by GLPI. The Company funded the purchase of the real estate underlying Lumière Place with the proceeds of a $246 million loan from GLPI and funded the $640 million of consideration payable by the Company and the repayment of amounts outstanding under the Tropicana credit facility with cash on hand at the Company and Tropicana, borrowings under the Company’s revolving credit facility and proceeds from the Company’s offering of $600 million of 6% senior notes due 2026. In addition, the Company’s borrowing capacity on its revolving credit facility increased from $300 million to $500 million effective October 1, 2018 and the maturity of the revolving credit facility was extended to October 1, 2023.

Transaction expenses related to the Tropicana Acquisition for the three and nine months ended September 30, 2018 totaled $2.0 million and $5.5 million, respectively. As of September 30, 2018, $1.2 million of accrued costs and expenses related to the Tropicana Acquisition are included in accrued other liabilities.

Master Lease

Following the acquisition of the real estate portfolio by GLPI, the Company entered into a triple net master lease for the Tropicana properties acquired by GLPI with an initial term of 15 years, with renewals of up to 20 years at the Company’s option (“Master Lease”). Under the Master Lease, the Company is required to pay the following, among other things: lease payments to the underlying ground lessor for properties that are subject to ground leases, facility maintenance costs, all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties). The initial annual rent under the terms of the lease is expected to be approximately $87.6 million. The Company does not have the ability to terminate the obligations under the Master Lease prior to its expiration without GLPI’s consent.

Lumière Loan

In connection with the purchase of the real estate related to Lumière Place, GLPI,  Tropicana St. Louis RE LLC, a wholly-owned subsidiary of the Company (“Tropicana St. Louis RE”), and the Company entered into a loan agreement, dated as of October 1, 2018 (the “Lumière Loan”), relating to a loan of $246 million by GLPI to Tropicana St. Louis RE to fund the entire purchase price of the real estate underlying Lumière Place and a guaranty by the Company of the amounts owed by Tropicana St. Louis RE. The Lumière Loan bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until October 1, 2020, and matures on October 1, 2020. The Lumière Loan is secured by a first priority mortgage on the Lumière Real Property until October 1, 2019. In connection with the issuance of the Lumière Loan, the Company agreed to use its commercially reasonable efforts to transfer one or more of the Grand Victoria Casino, Isle Casino Bettendorf, Isle Casino Hotel Waterloo, Isle of Capri Lula, Lady Luck Casino Vicksburg and Mountaineer Casino, Racetrack and Resort or such other property or properties mutually acceptable to Tropicana St. Louis RE and GLPI, provided that the aggregate value of such property, individually or collectively, is at least $246 million (the “Replacement Property”), to GLPI with a simultaneous leaseback to the Company of such Replacement Property.  In connection with such Replacement Property sale, (i) the Company and GLPI will enter into an amendment to the Master Lease to revise the economic terms to include the Replacement Property, (ii) GLPI, or one of its affiliates, will assume the Lumière Loan and Tropicana St. Louis RE’s obligations under the Lumière Loan in consideration of the acquisition of the Replacement Property and the obligations of Tropicana St. Louis RE and the Company under the Lumière Loan will be deemed to have been satisfied, (iii) the Lumière Real Property will be released from the lien placed on it in connection with the Lumière Loan (if such lien has not yet been released in accordance with the terms of the Lumière Loan) and (iv) in the event the value of the Replacement Property is greater than the outstanding obligations of Tropicana St. Louis RE under the Lumière Loan, GLPI will pay Tropicana St. Louis RE the difference between the value of the Replacement Property and the amount of outstanding obligations under the Lumière Loan. If such Replacement Property transaction is not consummated prior to the maturity date of the Lumière Loan, other than as a result of certain failures to perform by GLPI, then the amounts outstanding will be paid in full and the rent under the Master Lease will automatically increase, subject to certain escalations.

Due to the closing of the transaction in October, preliminary purchase accounting has not been reflected herein.

Unaudited Pro Forma Information

Isle

The following unaudited pro forma information presents the results of operations of the Company for the nine months ended September 30, 2017, as if the Isle Acquisition had occurred on January 1, 2016 (in thousands).

Nine Months Ended
September 30, 2017
Net operating revenues	$1,379,466
Net income	84,134

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

Elgin

The following unaudited pro forma information presents the results of operations of the Company for the nine months ended September 30, 2018 and 2017, as if the Elgin Acquisition had occurred on January 1, 2017 (in thousands).

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Net operating revenues	$1,481,188	$1,177,247
Net income (loss)	108,461	(7,095)

These pro forma results do not necessarily represent the results of operations that would have been achieved if the acquisition had taken place on January 1, 2017, nor are they indicative of the results of operations for future periods. The pro forma amounts include the historical operating results of the Company and Elgin prior to the Elgin Acquisition with adjustments directly attributable to the Elgin Acquisition.

Note 4. Assets Held for Sale

On February 28, 2018, the Company entered into definitive agreements to sell substantially all of the assets and liabilities of Presque Isle Downs and Vicksburg to Churchill Downs Incorporated (“CDI”). Under the terms of the agreements, CDI agreed to purchase Presque Isle Downs for cash consideration of approximately $178.9 million and Vicksburg for cash consideration of approximately $50.6 million, in each case subject to a customary working capital adjustment. In conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018 as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds.

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

On July 6, 2018, in consideration of the time and expense needed to reply to the Second Request, the Company and CDI entered into a termination agreement and release pursuant to which the parties agreed to terminate the asset purchase agreement with respect to Vicksburg and to enter into an asset purchase agreement pursuant to which CDI would acquire and assume the rights and obligations to operate Nemacolin (the “Vicksburg Termination Agreement”). The Vicksburg Termination Agreement also provided that CDI would pay the Company a $5.0 million termination fee upon execution of a definitive agreement with respect to the Nemacolin transaction.  On August 10, 2018, the Company entered into a definitive agreement to sell substantially all of the assets and liabilities of Nemacolin to CDI.  Under the terms of the agreement, CDI agreed to purchase Nemacolin for cash consideration of approximately $0.1 million, subject to a customary working capital adjustment.

As a result of the agreement to sell Nemacolin, an impairment charge of $3.8 million for the three and nine months ended September 30, 2018 was recorded due to the carrying of the net property and equipment being sold exceeding the estimated net sales proceeds.

Both transactions are expected to close in the fourth quarter of 2018 or first quarter of 2019, subject to satisfaction of closing conditions, including receipt of Pennsylvania regulatory approvals.

The dispositions of Nemacolin and Presque Isle Downs, both of which are reported in the East segment, met the requirements for presentation as assets held for sale under generally accepted accounting principles as of September 30, 2018. Due to the termination of the Vicksburg sale, Vicksburg is no longer presented as an asset held for sale as of September 30, 2018.

The assets and liabilities held for sale, accounted for at carrying value as it was lower than fair value, were as follows (in thousands):

	September 30, 2018
	Nemacolin	Presque Isle Downs	Total
Assets:
Accounts receivable, net	$269	$3,261	$3,530
Inventories	75	1,534	1,609
Prepaid expenses and other	420	834	1,254
Property and equipment, net	1,195	69,782	70,977
Goodwill	—	3,122	3,122
Other intangibles, net	—	75,422	75,422
Assets held for sale	$1,959	$153,955	$155,914

Liabilities:
Accounts payable	$219	$1,295	$1,514
Accrued payroll and related	715	691	1,406
Accrued property and other taxes	325	77	402
Accrued other liabilities	1,076	3,934	5,010
Other long term liabilities	120	—	120
Long term obligation	2,416	—	2,416
Liabilities related to assets held for sale	$4,871	$5,997	$10,868

The following information presents the net operating revenues and net income (loss) (in thousands):

	Three Months ended September 30, 2018		Nine Months ended September 30, 2018
	Presque Isle Downs	Nemacolin	Presque Isle Downs	Nemacolin
Net operating revenues	$37,685	$8,866	$107,738	$25,799
Net income (loss)	5,713	(2,745)	11,909	(3,213)

These amounts include historical operating results, adjusted to eliminate the internal allocation of interest expense that will not be assumed by the buyer. .

Note 5. Stock-Based Compensation

Common Stock and Stock‑Based Awards

The Company has authorized common stock of 200,000,000 shares, par value $0.00001 per share. In June 2018 the Company amended its certificate of incorporation to increase the total number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares.

On November 8, 2018, the Company issued a press release announcing that its Board of Directors has authorized a $150 million common stock repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time,  repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that the Company is required to repurchase under the Share Repurchase Program.

Total stock-based compensation expense in the accompanying consolidated statements of operations totaled $2.5 million and $1.4 million during the three months ended September 30, 2018 and 2017, respectively, and $9.6 million and $4.5 million during the nine months ended September 30, 2018 and 2017, respectively.

A summary of the RSU and RSA activity for the nine months ended September 30, 2018 is presented in the following table:

	Restricted Stock Units		Restricted Stock Awards
	Units	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
		(in millions)		(in millions)
Unvested outstanding as of December 31, 2017	1,579,499	$12.25	10,809	$19.13
Granted	317,904	32.97	—	—
Vested	(783,672)	8.05	(10,809)	19.13
Canceled	(9,885)	19.13	—	—
Unvested outstanding as of September 30, 2018	1,103,846	$21.14	—	$—

A summary of the ERI Stock Option activity for the nine months ended September 30, 2018 is presented in the following table:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding as of December 31, 2017	271,852	$9.63
Expired	(15,776)	10.89
Exercised	(120,120)	9.09
Outstanding as of September 30, 2018	135,956	$9.96

As of September 30, 2018, 119,505 options were exercisable.

Note 6. Other and Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	September 30,	December 31,
	2018	2017	Useful Life
Goodwill	$788,146	$747,106	Indefinite

Gaming licenses	$965,706	$877,174	Indefinite
Trade names	120,829	108,250	Indefinite
Trade names	5,100	6,700	1 - 3.5 years
Loyalty programs	49,005	21,820	1 - 4 years
Subtotal	1,140,640	1,013,944
Accumulated amortization trade names	(5,100)	(6,290)
Accumulated amortization loyalty programs	(13,967)	(10,838)
Total gaming licenses and other intangible assets	$1,121,573	$996,816

Non-operating real property	$17,880	$18,069

Unamortized debt issuance costs - Revolving Credit Facility	$8,292	$8,616
Restricted cash	9,906	9,886
Other	12,203	12,130
Total other assets, net	$30,401	$30,632

Goodwill represents the excess of the purchase prices of acquiring MTR Gaming, Isle and Elgin over the fair market value of the net assets acquired. In conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018 (see Note 4) as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds. The impairment reduced the value of goodwill in the South segment.

The following table presents changes to goodwill for the nine months ended September 30, 2018 (in thousands):

	Balance at January 1, 2018	Acquisitions	Impairments	Finalization of Isle Purchase Price Accounting	Assets Held for Sale	Balance at September 30, 2018
	(in thousands)
Goodwill by reportable segment:
West	$152,775	$—	$—	(14)	—	$152,761
Midwest	327,088	—	—	(4,343)	—	322,745
South	200,417	—	(9,815)	(1,752)	—	188,850
East	66,826	—	—	—	(3,122)	63,704
Central	—	60,086	—	—	—	60,086
Total Goodwill	$747,106	$60,086	$(9,815)	$(6,109)	$(3,122)	$788,146

Gaming licenses represent intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. These gaming license rights are not subject to amortization as the Company has determined that they have an indefinite useful lives.

Amortization expense related to trade names and loyalty programs for the three months ended September 30, 2018 and 2017 totaled $2.4 million and $1.7 million, respectively, and $5.1 million and $3.3 million for the nine months ended September 30, 2018 and 2017, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations. Such amortization expense is expected to be $3.0 million for the remainder of 2018 and $11.9 million, $8.8 million, $7.2 million and $4.2 million for the years ended December 31, 2019, 2020, 2021 and 2022, respectively.

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

Through the quarter ended September 30, 2018, the Company recognized no adjustments to the provisional amounts recorded at December 31, 2017. Additionally, the Company has not completed its accounting for all of the tax effects of the Tax Act that became effective January 1, 2018, but has recognized provisional amounts in its income tax provision. The Company is awaiting further guidance from U.S. federal and state regulatory bodies with regards to the final accounting and reporting of these items in the several jurisdictions where the Company files tax returns. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. Its estimates may also be affected as the Company gains a more thorough understanding of the tax law.

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

For the three and nine months ended September 30, 2018, the Company’s tax expense was $20.0 million and $31.3 million, respectively. For the three months ended September 30, 2017, the Company’s tax expense was $12.6 million and for the nine months ended September 30, 2017, the Company’s tax benefit was $26.1 million. For the three and nine months ended September 30, 2018, the difference between the effective rate and the statutory rate is attributed primarily to non-deductible expenses and state and local income taxes. For the three and nine months ended September 30, 2017, the difference between the effective rate and the statutory rate is attributed primarily to non-deductible transaction costs incurred and changes in the effective state tax rate associated with the Isle acquisition, state and local income taxes and the release of the valuation allowance against certain Pennsylvania deferred tax assets. As of September 30, 2018 and 2017, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

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

Note 8. Long-Term Debt and Other Long-Term Liabilities

Long‑term debt consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017

Term Loan	$956,750	$956,750
Less: Unamortized discount and debt issuance costs	(18,840)	(18,748)
Net	937,910	938,002
6% Senior Notes due 2026	600,000	—
Less: Unamortized debt issuance costs	(1,895)	—
Net	598,105	—
6% Senior Notes due 2025	875,000	875,000
Plus: Unamortized debt premium	24,285	26,605
Less: Unamortized debt issuance costs	(18,996)	(20,716)
Net	880,289	880,889
7% Senior Notes due 2023	375,000	375,000
Less: Unamortized discount and debt issuance costs	(6,370)	(7,146)
Net	368,630	367,854
Revolving Credit Facility	180,000	—
Capital leases	484	917
Long-term notes payable	2,463	2,531
Less: Current portion	(447)	(615)
Total long-term debt	$2,967,434	$2,189,578

Amortization of the debt issuance costs and the discount and premium associated with our indebtedness totaled $1.2 million and $3.8 million for the three and nine months ended September 30, 2018, respectively. Amortization of the debt issuance costs and the discount and premium associated with our indebtedness totaled $2.0 million and $5.0 million for the three and nine months ended September 30, 2017, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

Scheduled maturities of long‑term debt are $375.0 million in 2023, $956.8 million in 2024, $875.0 million in 2025 and $600.0 million in 2026.

Term Loan and Revolving Credit Facility

In April 2017, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (the “Credit Facility”), consisting of a $1.45 billion term loan facility (the “Term Loan Facility” or “Term Loan”) and a $300.0 million revolving credit facility (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility will mature on April 17, 2022. The Company’s obligations under the Term Loan Facility will mature on April 17, 2024. The Company was required to make quarterly principal payments of $3.6 million on the Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017 but satisfied this requirement as a result of the principal prepayment of $444.5 million on September 13, 2017 in conjunction with the issuance of the additional 6% Senior Notes. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

As of September 30, 2018, the Company had $956.8 million outstanding on the Term Loan and $180.0 million outstanding under the Revolving Credit Facility. The Company had $110.9 million of available borrowing capacity, after consideration of $9.1 million in outstanding letters of credit under its Revolving Credit Facility as of September 30, 2018.

The interest rate per annum applicable to loans under the Revolving Credit Facility are, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin from 0.75% to 1.50%, the margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25%, or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00%. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. At September 30, 2018, the weighted average interest rates on the Term Loan and Revolving Credit Facility were 4.17% and 4.54%.

On June 6, 2018, the Company executed an amendment that modified certain covenants in the Credit Facility to allow for considerations related to the acquisition of Tropicana. The borrowing capacity of the Revolving Credit Facility increased from $300 million to $500 million effective substantially concurrently with the consummation of the Tropicana Acquisition on October 1, 2018 and the maturity date of the Revolving Credit Facility extended to October 1, 2023.

As of September 30, 2018 we were in compliance with all covenants under the Credit Facility.

Senior Notes

6% Senior Notes due 2026

On September 20, 2018, Delta Merger Sub, Inc. (“Escrow Issuer”), a Delaware corporation and a wholly-owned subsidiary of the Company, issued $600 million aggregate principal amount of 6.0% senior notes due 2026 (the “6% Senior Notes due 2026”) pursuant to an indenture, dated as of September 20, 2018 (the “2026 Indenture”), between Escrow Issuer and U.S. Bank, National Association, as Trustee. Interest on the 6% Senior Notes due 2026 will be paid semi-annually in arrears on March 15 and September 15, commencing March 15, 2019.

The 6% Senior Notes due 2026 were general unsecured obligations of Escrow Issuer’s upon issuance and, upon the assumption of such obligations by the Company and the subsidiary guarantors (the “Guarantors”) upon consummation of the Tropicana Acquisition, became general unsecured obligations of the Company and the Guarantors, ranking senior in right of payment to all of the Company’s existing and future debt that is expressly subordinated in right of payment to the 6% Senior Notes due 2026  and the guarantees, ranking equally in right of payment with all of the applicable obligor’s existing and future senior liabilities, including the obligations under the Company’s existing 7% Senior Notes due 2023 and 6% Senior Notes due 2025, and are effectively subordinated to all of the applicable obligor’s existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Lumière Note (as defined in the 2026 Indenture), in each case, to the extent of the value of the collateral securing such debt. In addition, the 6% Senior Notes due 2026 and the related guarantees are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries and other entities in which the Company has an equity interest that do not guarantee the 6% Senior Notes due 2026 (other than indebtedness and liabilities owed to the Company or the Guarantors).

On or after September 15, 2021, the Company may redeem all or a portion of the 6% Senior Notes due 2026 upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 6% Senior Notes due 2026  redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on September 15 of the years indicated below:

Year	Percentage
2021	104.500%
2022	103.000%
2023	101.500%
2024 and thereafter	100.000%

Upon the occurrence of a Change of Control (if the 6% Senior Notes due 2026 do not have investment grade status) or a Change of Control Triggering Event (each as defined in the 2026 Indenture), the Company must offer to repurchase the 6% Senior Notes due 2026 at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must apply the net proceeds of such sale to make an offer to repurchase the 6% Senior Notes due 2026 at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

The 6% Senior Notes due 2026 are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The 2026 Indenture contains certain covenants limiting, among other things, the Company’s ability to:

•	incur additional indebtedness;
•	create, incur or suffer to exist certain liens;
•	pay dividends or make distributions on capital stock or repurchase capital stock;
•	make certain investments;
•	place restrictions on the ability of subsidiaries to pay dividends or make other distributions to the Issuer;
•	sell certain assets or merge with or consolidate into other companies; and
•	enter into certain types of transactions with the stockholders and affiliates.

These covenants are subject to a number of exceptions and qualifications as set forth in the 2026 Indenture. The 2026 Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6% Senior Notes due 2026 to be declared due and payable.

The Company applied the net proceeds of the sale of the 6% Senior Notes due 2026, together with borrowings under its existing revolving credit, cash on hand and Tropicana’s cash on hand, to pay the consideration payable by the Company pursuant to the merger agreement, repay all of the debt outstanding under Tropicana’s existing credit facility and pay fees and costs associated with the Tropicana Acquisition that closed on October 1, 2018.

6% Senior Notes due 2025

On March 29, 2017, Eagle II, a wholly owned subsidiary of the Company, issued at par $375.0 million aggregate principal amount of 6.0% senior notes due 2025 (the “6% Senior Notes due 2025”) pursuant to an indenture, dated as of March 29, 2017 (the “2025 Indenture”), between Eagle II and U.S. Bank, National Association, as Trustee. The 6% Senior Notes due 2025 will mature on April 1, 2025, with interest payable semi-annually in arrears on April 1 and October 1. In connection with the consummation of the Isle Acquisition on May 1, 2017, the Company assumed Eagle II’s obligations under the 6% Senior Notes due 2025 and the 2025 Indenture and certain of the Company’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of the Company’s obligations under the 6% Senior Notes due 2025.

On September 13, 2017, the Company issued an additional $500.0 million principal amount of its 6% Senior Notes due 2025 at an issue price equal to 105.5% of the principal amount of the 6% Senior Notes due 2025. The additional notes were issued pursuant to the 2025 Indenture that governs the 6% Senior Notes due 2025. The Company used the proceeds of the offering to repay $78.0 million of outstanding borrowings under the previous revolving credit facility and used the remainder to repay $444.5 million outstanding borrowings under the previous term loan facility and related accrued interest.

7% Senior Notes due 2023

On July 23, 2015, the Company issued at par $375.0 million in aggregate principal amount of 7.0% senior notes due 2023 (“7% Senior Notes due 2023”) pursuant to an indenture, dated as of July 23, 2015 (the “2023 Indenture”), between the Company and U.S. Bank, National Association, as Trustee. The 7% Senior Notes due 2023 will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

As of September 30, 2018 we were in compliance with all covenants under the 6% Senior Notes due 2025, 6% Senior Notes due 2026 and 7% Senior Notes due 2023.

Other Long-Term Liabilities

In conjunction with the Isle Acquisition, the Company acquired the existing lease and management agreements at its Nemacolin location. Under the terms of the agreements, Nemacolin Woodland Resort (“Resort”) provided land, land improvements and a building for the casino property. The Company was deemed, for accounting purposes only, to be the owner of these assets provided by the Resort during the construction and casino operating periods due to the Company’s continuing involvement. Therefore, the transaction was accounted for using the direct financing method. As of September 30, 2018 and December 31, 2017, the Company recorded property and equipment, net of accumulated depreciation, of $1.2 million and $4.2 million, respectively, and a liability of $2.4 million and $4.5 million, respectively. The decreases in the assets and liability were primarily due to the impairment charges (see Note 4) and the Company finalizing its purchase price accounting related to the Isle Acquisition. These assets and liabilities are reported as held for sale at September 30, 2018.

In conjunction with the Isle Acquisition, the Company acquired the existing lease and management agreements at its Bettendorf location. Under the terms of the agreements with the City of Bettendorf, Iowa, the Company leases, manages, and provides financial and operating support for the convention center (Quad-Cities Waterfront Convention Center). The Company was deemed, for accounting purposes only, to be the owner of the convention center due to the Company’s continuing involvement. Therefore, the transaction was accounted for using the direct financing method. As of September 30, 2018 and December 31, 2017, the Company recorded property and equipment, net of accumulated depreciation, of $11.9 million and a liability of $5.7 million and $12.5 million, respectively, in other long-term liabilities related to the agreement. The changes in property and equipment and in the liability were primarily due to the Company finalizing its purchase price accounting related to the Isle Acquisition.

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

Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018
Assets:	Level 1	Level 2	Total
Restricted cash and investments	$7,600	$3,928	$11,528
Marketable securities	9,486	7,571	17,057
Escrow cash	604,100	—	604,100

	December 31, 2017
Assets:	Level 1	Level 2	Total
Restricted cash and investments	$9,055	$4,098	$13,153
Marketable securities	7,906	9,725	17,631

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

Escrow Cash: Escrow cash represents the 6% Senior Notes due 2026 issued totaling $600 million plus approximately a month and a half of interest totaling $4.1 million placed into escrow pending satisfaction of certain conditions, including consummation of the Tropicana Acquisition. Escrow cash is classified as Level 1 as its carrying value approximates market prices.

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

There were no transfers between Level 1 and Level 2 investments.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
7% Senior Notes due 2023	$368,630	$393,750	$367,854	$400,800
6% Senior Notes due 2025	880,289	889,263	880,889	914,375
6% Senior Notes due 2026	598,105	606,000	—	—
Term Loan	937,910	961,534	938,002	956,750
Revolving Credit Facility	180,000	180,000	—	—
Other long-term debt	2,463	2,463	2,531	2,531
Capital leases	484	484	917	917

Note 10. Earnings per Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss) available to common stockholders	$37,704	$29,687	$95,355	$(15,558)
Shares outstanding:
Weighted average shares outstanding – basic	77,522,664	76,902,070	77,445,611	63,821,705
Effect of dilutive securities:
Stock options	93,530	128,696	125,861	N/A
RSUs	667,394	928,923	636,568	N/A
Weighted average shares outstanding – diluted (1)	78,283,588	77,959,689	78,208,040	63,821,705
Net income (loss) per common share attributable to common stockholders – basic:	$0.49	$0.39	$1.23	$(0.24)
Net income (loss) per common share attributable to common stockholders – diluted:	$0.48	$0.38	$1.22	$(0.24)

(1)

Excluded from “Weighted average shares outstanding – diluted” are 85,977 stock options and 860,492 RSUs for the nine months ended September 30, 2017 as the inclusion of these shares would have an anti-dilutive effect.

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

Note 12. Related Affiliates and Joint Ventures

C.S. &Y. Associates

The Company has a lease agreement with C.S. &Y. Associates (“CS&Y”) which is an entity partially owned by Recreational Enterprises, Inc. (“REI”), which is owned by members of the Carano family, including Gary L. Carano, and various trusts of which members of the Carano family are beneficiaries. In addition, each of Gary L. Carano and Thomas R. Reeg serve as members of the board of directors of REI. The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from CS&Y. For the three and nine months ended September 30, 2018, the Company made lease payments to CS&Y totaling $150,000 and $450,000, respectively. For the three and nine months ended September 30, 2017, the Company made lease payments to CS&Y totaling $150,000 and $392,000, respectively. No amounts were due to or due from CS&Y as of September 30, 2018 and December 31, 2017.

Hampton Inn & Suites

The Company holds a 42.1% variable interest in a partnership with other investors that developed a 118-room Hampton Inn & Suites hotel at Scioto Downs that opened in March 2017. Pursuant to the terms of the partnership agreement, the Company contributed $1.0 million of cash and 2.4 acres of a leasehold immediately adjacent to The Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership constructed the hotel at a cost of $16.0 million and other investors operate the hotel. As of September 30, 2018, the Company’s receivable from the partnership totaled $187,000 and the Company’s payable to the partnership totaled $19,000. These amounts are reflected on the accompanying balance sheet under “due from affiliates” and “due to affiliates.”

Pompano Joint Venture

The Company formed a joint venture in April 2018 with Cordish Companies (“Cordish”) to master plan and develop a mixed use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property. No amounts were due to or due from Cordish as of September 30, 2018.

As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with input from the Company and submit it for review and approval from the Company. The Company and Cordish have made initial cash contributions of $250,000 each, and could be required to make additional contributions to a maximum of $2.0 million ($1.0 million per member) at the request of the managing member. The Company has agreed to donate land to the joint venture for the project. The Company will participate evenly with Cordish in the profits and losses of the joint venture.

William Hill

On September 5, 2018 the Company announced that it had entered into a definitive agreement pursuant to which, subject to receipt of all necessary regulatory approvals, William Hill US will become the Company’s exclusive sports betting operator for a period of 25 years at its properties in jurisdictions where sports betting is legal. The Company will also work with William Hill US to leverage its licenses to operate mobile and online sports wagering operations in the United States. At the closing of the transactions contemplated by the agreement, the Company will receive a 20% equity stake in William Hill US as well as ordinary shares of William Hill PLC with a value of $50.0 million (based on the 60 day volume-weighted average trading price of William Hill PLC shares ending on September 4, 2018). Pursuant to the terms of the agreement, the Company will have the opportunity to sell its equity in William Hill US following a public offering of William Hill US or through a conversion of the 20% equity stake to William Hill PLC shares or cash at William Hill’s discretion after five years. The transaction is expected to close in the first quarter of 2019.

Note 13. Segment Information

The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. As of June 30, 2018, the Company’s principal operating activities occurred in four geographic regions and reportable segments. As referenced in Note 1, a fifth segment, Central, has been added in the third quarter of 2018. The reportable segments are based on the similar characteristics of the operating segments within the regions in which they operate. These segments as of September 30, 2018 are summarized as follows:

Segment	Property	State
West	Eldorado Reno	Nevada
	Silver Legacy	Nevada
	Circus Reno	Nevada
	Isle Black Hawk	Colorado
	Lady Luck Black Hawk	Colorado

Midwest	Waterloo	Iowa
	Bettendorf	Iowa
	Boonville	Missouri
	Cape Girardeau	Missouri
	Caruthersville	Missouri
	Kansas City	Missouri

South	Pompano	Florida
	Eldorado Shreveport	Louisiana
	Lake Charles	Louisiana
	Lula	Mississippi
	Vicksburg	Mississippi

East	Presque Isle Downs	Pennsylvania
	Nemacolin	Pennsylvania
	Scioto Downs	Ohio
	Mountaineer	West Virginia

Central	Elgin	Illinois

The following table sets forth, for the periods indicated, certain operating data for our five reportable segments.

	Three Months Ended		Nine months ended
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues and expenses
West:
Net operating revenues	$129,092	$134,324	$346,550	$297,564
Operating income	31,894	32,657	63,898	50,590
Midwest:
Net operating revenues	99,834	103,651	301,235	171,292
Operating income	26,637	24,264	80,725	39,676
South:
Net operating revenues	106,569	107,934	341,612	228,954
Operating income	16,176	13,682	50,099	32,210
East:
Net operating revenues	127,722	126,796	370,576	352,721
Operating income	23,637	21,215	67,164	54,411
Central:
Net operating revenues	23,897	—	23,897	—
Operating income	2,868	—	2,868	—
Corporate:
Net operating revenues	139	173	377	366
Operating loss	(9,443)	(10,326)	(41,377)	(111,834)
Total Reportable Segments
Net operating revenues	$487,253	$472,878	$1,384,247	$1,050,897
Operating income	$91,769	$81,492	$223,377	$65,053
Reconciliations to consolidated net income (loss):
Operating income	$91,769	$81,492	$223,377	$65,053
Unallocated income and expenses:
Interest expense, net	(34,085)	(29,183)	(96,579)	(69,380)
Loss on early retirement of debt, net	—	(10,030)	(162)	(37,347)
(Provision) benefit for income taxes	(19,980)	(12,592)	(31,281)	26,116
Net income (loss)	$37,704	$29,687	$95,355	$(15,558)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Capital Expenditures, Net
West	$49,060	$30,498
Midwest	14,516	6,545
South	12,307	4,003
East	8,953	6,540
Central	237	—
Corporate	4,009	5,344
Total	$89,082	$52,930

	West	Midwest	South	East	Central	Corporate, Other & Eliminations	Total
Balance sheet as of September 30, 2018	(in thousands)
Total assets	$1,326,305	$1,232,101	$822,980	$1,223,264	$353,080	$(480,556)	$4,477,174
Goodwill	152,761	322,745	188,850	63,704	60,086	—	788,146

Balance sheet as of December 31, 2017
Total assets	$1,278,062	$1,188,758	$804,318	$1,185,806	$—	$(910,472)	$3,546,472
Goodwill	152,775	327,088	200,417	66,826	—	—	747,106

Note 14. Consolidating Condensed Financial Information

Certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026 and Credit Facility.

As of September 30, 2018, the following wholly-owned subsidiaries of the Company were guarantors, on a joint and several basis, under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026 and Credit Facility: Isle of Capri Casinos LLC; Eldorado Holdco LLC; Eldorado Resorts LLC; Eldorado Shreveport 1 LLC; Eldorado Shreveport 2 LLC; Eldorado Casino Shreveport Joint Venture; MTR Gaming Group Inc.; Mountaineer Park Inc.; Presque Isle Downs Inc.; Scioto Downs Inc.; Eldorado Limited Liability Company; Circus and Eldorado Joint Venture, LLC; CC Reno LLC; CCR Newco LLC; Black Hawk Holdings, L.L.C.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; IOC-Black Hawk Distribution Company, LLC; IOC-Black Hawk County, Inc.; Isle of Capri Bettendorf, L.C.; PPI, Inc.; Pompano Park Holdings LLC; Pompano Park JV Holdings L.L.C.; IOC-Lula, Inc.; IOC-Kansas City, Inc.; IOC-Boonville, Inc.; IOC-Caruthersville, LLC; IOC Cape Girardeau, LLC; IOC-Vicksburg, Inc.; IOC-Vicksburg, L.L.C.; Rainbow Casino-Vicksburg Partnership, L.P.; IOC Holdings L.L.C.; St. Charles Gaming Company, L.L.C.; Elgin Riverboat Resort-Riverboat Casino; Elgin Holdings I LLC; Elgin Holdings II LLC, PPI Development Holdings LLC; and PPI Development LLC.  Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

The consolidating condensed balance sheet as of September 30, 2018 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$48,687	$350,653	$26,868	$—	$426,208
Intercompany receivables	65,375	—	23,067	(88,442)	—
Investments in subsidiaries	2,931,271	—	—	(2,931,271)	—
Escrow cash	—	—	604,100	—	604,100
Property and equipment, net	13,077	1,472,777	3,012	—	1,488,866
Other assets	28,421	1,929,196	27,032	(26,649)	1,958,000
Total assets	$3,086,831	$3,752,626	$684,079	$(3,046,362)	$4,477,174

Current liabilities	$54,422	$178,758	$28,756	$—	$261,936
Intercompany payables	—	63,442	25,000	(88,442)	—
Long-term debt, less current maturities	1,992,301	375,000	600,133	—	2,967,434
Deferred income tax liabilities	—	221,139	—	(26,649)	194,490
Other accrued liabilities	4,036	13,127	—	—	17,163
Stockholders’ equity	1,036,072	2,901,160	30,190	(2,931,271)	1,036,151
Total liabilities and stockholders’ equity	$3,086,831	$3,752,626	$684,079	$(3,046,362)	$4,477,174

The consolidating condensed balance sheet as of December 31, 2017 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$27,572	$201,321	$22,139	$—	$251,032
Intercompany receivables	274,148	—	34,492	(308,640)	—
Investments in subsidiaries	2,437,287	—	—	(2,437,287)	—
Property and equipment, net	12,042	1,483,473	7,302	—	1,502,817
Other assets	37,458	1,764,291	27,283	(36,409)	1,792,623
Total assets	$2,788,507	$3,449,085	$91,216	$(2,782,336)	$3,546,472

Current liabilities	$28,677	$169,348	$25,726	$—	$223,751
Intercompany payables	—	283,640	25,000	(308,640)	—
Long-term debt, less current maturities	1,814,185	375,000	393	—	2,189,578
Deferred income tax liabilities	—	199,376	—	(36,409)	162,967
Other accrued liabilities	4,127	19,624	4,828	—	28,579
Stockholders’ equity	941,518	2,402,097	35,269	(2,437,287)	941,597
Total liabilities and stockholders’ equity	$2,788,507	$3,449,085	$91,216	$(2,782,336)	$3,546,472

The consolidating condensed statement of operations for the three months ended September 30, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$359,897	$8,272	$—	$368,169
Non-gaming	10	116,639	2,435	—	119,084
Net revenues	10	476,536	10,707	—	487,253

Operating expenses:
Gaming and pari-mutuel commissions	—	174,602	5,460	—	180,062
Non-gaming	—	68,046	627	—	68,673
Marketing and promotions	—	22,687	435	—	23,122
General and administrative	—	73,755	1,844	—	75,599
Corporate	8,596	94	527	—	9,217
Impairment charges	—	—	3,787	—	3,787
Management fee	(7,067)	7,067	—	—	—
Depreciation and amortization	923	34,782	55	—	35,760
Total operating expenses	2,452	381,033	12,735	—	396,220

Loss on sale of asset or disposal of property and equipment	—	(101)	(9)	—	(110)
Proceeds from terminated sale	5,000	—	—		5,000
Transaction expenses	(4,090)	(1)	—	—	(4,091)
Equity in loss of unconsolidated affiliate	—	(63)	—	—	(63)
Operating (loss) income	(1,532)	95,338	(2,037)	—	91,769

Interest expense, net	(26,482)	(6,088)	(1,515)	—	(34,085)
Subsidiary income (loss)	60,864	—	—	(60,864)	—
Income (loss) before income taxes	32,850	89,250	(3,552)	(60,864)	57,684
Income tax benefit (provision)	4,854	(25,778)	944	—	(19,980)
Net income (loss)	$37,704	$63,472	$(2,608)	$(60,864)	$37,704

The consolidating condensed statement of operations for the three months ended September 30, 2017 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$343,825	$8,823	$—	$352,648
Non-gaming	—	117,347	2,883	—	120,230
Net revenues	—	461,172	11,706	—	472,878

Operating expenses:
Gaming and pari-mutuel commissions	—	168,102	5,877	—	173,979
Non-gaming	—	75,445	920	—	76,365
Marketing and promotions	—	25,623	816	—	26,439
General and administrative	—	73,840	1,810	—	75,650
Corporate	7,865	(1,464)	1,317	—	7,718
Management fee	(7,666)	7,366	300	—	—
Depreciation and amortization	303	28,675	144	—	29,122
Total operating expenses	502	377,587	11,184	—	389,273

Gain on sale of asset or disposal of property and equipment	—	4	—	—	4
Transaction expenses	(455)	(1,639)	—	—	(2,094)
Equity in loss of unconsolidated affiliate	—	(23)	—	—	(23)
Operating (loss) income	(957)	81,927	522	—	81,492

Interest expense, net	(22,583)	(6,184)	(416)	—	(29,183)
Loss on early retirement of debt, net	(10,030)	—	—	—	(10,030)
Subsidiary income (loss)	51,738	—	—	(51,738)	—
(Loss) income before income taxes	18,168	75,743	106	(51,738)	42,279
Income tax benefit (provision)	11,519	(24,085)	(26)	—	(12,592)
Net (loss) income	$29,687	$51,658	$80	$(51,738)	$29,687

The consolidating condensed statement of operations for the nine months ended September 30, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$1,036,650	$23,767	$—	$1,060,417
Non-gaming	10	316,216	7,604	—	323,830
Net revenues	10	1,352,866	31,371	—	1,384,247

Operating expenses:
Gaming and pari-mutuel commissions	—	503,741	15,817	—	519,558
Non-gaming	—	198,113	2,022	—	200,135
Marketing and promotions	—	64,943	1,312	—	66,255
General and administrative	—	218,054	5,492	—	223,546
Corporate	30,148	751	2,119	—	33,018
Impairment charges	—	9,815	3,787	—	13,602
Management fee	(19,234)	19,234	—	—	—
Depreciation and amortization	2,646	96,180	378	—	99,204
Total operating expenses	13,560	1,110,831	30,927	—	1,155,318

Loss on sale of asset or disposal of property and equipment	—	(386)	(7)	—	(393)
Proceeds from terminated sale	5,000	—			5,000
Transaction expenses	(9,543)	(500)	—	—	(10,043)
Equity in loss of unconsolidated affiliate	—	(116)	—	—	(116)
Operating (loss) income	(18,093)	241,033	437	—	223,377

Interest expense, net	(75,827)	(18,293)	(2,459)	—	(96,579)
Loss on early retirement of debt, net	(162)	—	—	—	(162)
Subsidiary income (loss)	164,940	—	—	(164,940)	—
Income (loss) before income taxes	70,858	222,740	(2,022)	(164,940)	126,636
Income tax benefit (provision)	24,497	(56,519)	741	—	(31,281)
Net income (loss)	$95,355	$166,221	$(1,281)	$(164,940)	$95,355

The consolidating condensed statement of operations for the nine months ended September 30, 2017 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$760,033	$14,510	$—	$774,543
Non-gaming	—	271,515	4,839	—	276,354
Net revenues	—	1,031,548	19,349	—	1,050,897

Operating expenses:
Gaming and pari-mutuel commissions	—	389,182	9,722	—	398,904
Non-gaming	—	178,036	1,569	—	179,605
Marketing and promotions	—	56,641	1,458	—	58,099
General and administrative	—	165,279	3,060	—	168,339
Corporate	21,413	(1,791)	2,112	—	21,734
Management fee	(21,214)	20,714	500	—	—
Depreciation and amortization	635	68,767	233	—	69,635
Total operating expenses	834	876,828	18,654	—	896,316

Loss on sale of asset or disposal of property and equipment	(21)	(30)	—	—	(51)
Transaction expenses	(69,628)	(19,544)	—	—	(89,172)
Equity in loss of unconsolidated affiliate	—	(305)	—	—	(305)
Operating (loss) income	(70,483)	134,841	695	—	65,053

Interest expense, net	(49,576)	(19,110)	(694)	—	(69,380)
Loss on early retirement of debt, net	(37,347)	—	—	—	(37,347)
Subsidiary income (loss)	77,393	—	—	(77,393)	—
(Loss) income before income taxes	(80,013)	115,731	1	(77,393)	(41,674)
Income tax benefit (provision)	64,455	(38,405)	66	—	26,116
Net (loss) income	$(15,558)	$77,326	$67	$(77,393)	$(15,558)

The consolidating condensed statement of cash flows for the nine months ended September 30, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net cash (used in) provided by operating activities	$(22,743)	$283,414	$2,777	$—	$263,448
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,620)	(85,384)	(1,078)	—	(89,082)
Proceeds from sale of property and equipment	—	920	—	—	920
Cash (used in) provided by business combinations	(328,925)	22,651	—	—	(306,274)
Investment in and loans to unconsolidated affiliate	—	(698)	—	—	(698)
Net cash used in investing activities	(331,545)	(62,511)	(1,078)	—	(395,134)
FINANCING ACTIVITIES:
Proceeds from issuance of 6% Senior Notes due 2026	—	—	600,000	—	600,000
Borrowings under Revolving Credit Facility	215,358	—	—	—	215,358
Payments under Revolving Credit Facility	(35,358)	—	—	—	(35,358)
Net proceeds from (payments to) related parties	208,772	(215,048)	6,276	—	—
Payments on other long-term payables	(67)	(217)	(217)	—	(501)
Debt issuance costs	(5,401)	—	—	—	(5,401)
Taxes paid related to net share settlement of equity awards	(10,601)	—	—	—	(10,601)
Proceeds from exercise of stock options	154	—	—	—	154
Net cash provided by (used in) financing activities	372,857	(215,265)	606,059	—	763,651
Increase in cash, cash equivalents and restricted cash	18,569	5,638	607,758	—	631,965
Cash, cash equivalents and restricted cash, beginning of period	13,837	118,483	15,429	—	147,749
Cash, cash equivalents and restricted cash, end of period	$32,406	$124,121	$623,187	$—	$779,714

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$31,688	$122,451	9,947	$—	$164,086
Restricted cash	718	670	234	—	1,622
Restricted and escrow cash included in other noncurrent assets	—	1,000	613,006	—	614,006
Total cash, cash equivalents and restricted cash	$32,406	$124,121	$623,187	$—	$779,714

The consolidating condensed statement of cash flows for the nine months ended September 30, 2017 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net cash (used in) provided by operating activities	$(64,274)	$131,253	$4,652	$—	$71,631
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(4,128)	(48,439)	(363)	—	(52,930)
Cash (used in) provided by business combinations	(1,355,371)	37,103	5,216	—	(1,313,052)
Net cash used in investing activities	(1,359,499)	(11,336)	4,853	—	(1,365,982)
FINANCING ACTIVITIES:
Proceeds from issuance of Term Loan	1,450,000	—	—	—	1,450,000
Proceeds from issuance of 6% Senior Notes Due 2025	875,000	—	—	—	875,000
Borrowings under Revolving Credit Facility	207,953	—	—	—	207,953
Payments under Term Loan	(866,750)	—	—	—	(866,750)
Payments under Revolving Credit Facility	(236,953)	—	—	—	(236,953)
Net (payments to) proceeds from related parties	41,526	(46,694)	5,168	—	—
Debt premium proceeds	27,500				27,500
Payments on other long-term payables	(23)	(242)	(105)	—	(370)
Debt issuance costs	(51,338)	—	—	—	(51,338)
Taxes paid related to net share settlement of equity awards	(10,927)	—	—	—	(10,927)
Proceeds from exercise of stock options	2,900	—	—	—	2,900
Net cash provided by (used in) financing activities	1,438,888	(46,936)	5,063	—	1,397,015
Increase in cash, cash equivalents and restricted cash	15,115	72,981	14,568	—	102,664
Cash, cash equivalents and restricted cash, beginning of period	1,410	61,702	332	—	63,444
Cash, cash equivalents and restricted cash, end of period	$16,525	$134,683	$14,900	$—	$166,108

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$15,775	$113,302	$5,826	$—	$134,903
Restricted cash	750	20,381	177	—	21,308
Restricted cash included in other noncurrent assets	—	1,000	8,897	—	9,897
Total cash, cash equivalents and restricted cash	$16,525	$134,683	$14,900	$—	$166,108

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the financial statements, including the related notes and the other financial information, contained in this Quarterly Report on Form 10-Q.

Eldorado Resorts, Inc., a Nevada corporation, is referred to as the “Company,” “ERI,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.”

Overview

We are a geographically diversified gaming and hospitality company that owned and operated 21 gaming facilities in 11 states as of September 30, 2018. Our properties, which are located in Ohio, Louisiana, Nevada, Pennsylvania, West Virginia, Colorado, Florida, Iowa, Illinois, Mississippi and Missouri, feature approximately 21,000 slot machines and video lottery terminals, approximately 600 table games and over 7,000 hotel rooms as of September 30, 2018. Our primary source of revenue is generated by gaming operations and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.

We were founded in 1973 by the Carano Family with the opening of the Eldorado Hotel Casino in Reno, Nevada. In 1993, we partnered with MGM Resorts International on the Silver Legacy Resort Casino, the first mega-themed resort in Reno. In 2005, we acquired our first property outside of Reno when we acquired a casino in Shreveport, Louisiana, now known as Eldorado Shreveport. In September 2014, we merged with MTR Gaming Group, Inc. and acquired its three gaming and racing facilities in Ohio, Pennsylvania and West Virginia. The following year, in November 2015, we acquired Circus Circus Reno and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International. On May 1, 2017, we completed our largest acquisition to date when we acquired Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”), adding another 13 gaming properties to our portfolio.

On August 7, 2018, the Company completed its previously announced acquisition of the outstanding partnership interests of Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino, an Illinois partnership (“Elgin”), the owner of Grand Victoria Casino, located in Elgin, Illinois (the “Elgin Acquisition”).

As of September 30, 2018, ERI owned and operated the following properties:

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
•

Grand Victoria Casino (“Elgin”)—A riverboat casino 40 miles west of downtown Chicago along the banks of the Fox River in Elgin, Illinois that includes 1,088 slot machines, 30 table games and 12 poker tables

In addition, Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs Incorporated.

The Company has entered into definitive agreements to sell Presque Isle Downs and Lady Luck Nemacolin.

Acquisitions and Mergers

Grand Victoria Casino

On August 7, 2018, we completed our previously announced acquisition of the Grand Victoria Casino in Elgin, Illinois. We purchased Elgin for $327.5 million and an estimated $1.4 working capital adjustment subject to finalization within 100 days of the Elgin Acquisition date.

Tropicana Entertainment Inc.

On April 15, 2018 the Company announced that it entered into a definitive agreement to acquire Tropicana Entertainment Inc. (“Tropicana”) in a cash transaction valued at $1.85 billion. At the closing of the transaction on October 1, 2018, a subsidiary of the Company merged into Tropicana and Tropicana became a wholly owned subsidiary of the Company. Immediately prior to the merger, Tropicana sold Tropicana Aruba Resort and Casino and Gaming and Leisure Properties (“GLPI”) acquired substantially all of Tropicana’s real estate, other than the real estate underlying MontBleu Casino Resort & Spa and Lumière Place Casino and Hotel (“Lumière Place”), for approximately $964 million and the Company acquired the real estate underlying Lumière Place for $246 million. The Company also entered into a 15-year master lease with GLPI pursuant to which the Company will lease the Tropicana real estate acquired by GLPI. The Company funded the purchase of the real estate underlying Lumière Place with the proceeds of a $246 million loan from GLPI and funded the $640 million of consideration payable by the Company and the repayment of amounts outstanding under the Tropicana credit facility with cash on hand at the Company and Tropicana, borrowings under the Company’s revolving credit facility and proceeds from the Company’s offering of $600 million of 6% senior notes due 2026. In addition, the Company’s borrowing capacity on its revolving credit facility increased from $300 million to $500 million effective October 1, 2018 and the maturity of the revolving credit facility was extended to October 1, 2023.

Transaction expenses related to the Tropicana Acquisition for the three and nine months ended September 30, 2018 totaled $2.0 million and $5.5 million, respectively. As of September 30, 2018, $1.2 million of accrued costs and expenses related to the Tropicana Acquisition are included in accrued other liabilities.

Following the acquisition of the real estate portfolio by GLPI, the Company entered into a triple net master lease for the Tropicana properties acquired by GLPI with an initial term of 15 years, with renewals of up to 20 years at the Company’s option (“Master Lease”). Under the Master Lease, the Company is required to pay the following, among other things: lease payments to the underlying ground lessor for properties that are subject to ground leases, facility maintenance costs, all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties). The initial annual rent under the terms of the lease is expected to be approximately $87.6 million. The Company does not have the ability to terminate the obligations under the Master Lease prior to its expiration without GLPI’s consent.

Lumière Loan

In connection with the purchase of the real estate related to Lumière Place, GLPI,  Tropicana St. Louis RE LLC, a wholly-owned subsidiary of the Company (“Tropicana St. Louis RE”), and the Company entered into a loan agreement, dated as of October 1, 2018 (the “Lumière Loan”), relating to a loan of $246 million by GLPI to Tropicana St. Louis RE to fund the entire purchase price of the real estate underlying Lumière Place and a guaranty by the Company of the amounts owed by Tropicana St. Louis RE. The Lumière Loan bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until October 1, 2020, and matures on October 1, 2020. The Lumière Loan is secured by a first priority mortgage on the Lumière Real Property until October 1, 2019. In connection with the issuance of the Lumière Loan, the Company agreed to use its commercially reasonable efforts to transfer one or more of the Grand Victoria Casino, Isle Casino Bettendorf, Isle Casino Hotel Waterloo, Isle of Capri Lula, Lady Luck Casino Vicksburg and Mountaineer Casino, Racetrack and Resort or such other property or properties mutually acceptable to Tropicana St. Louis RE and GLPI, provided that the aggregate value of such property, individually or collectively, is at least $246 million (the “Replacement Property”), to GLPI with a simultaneous leaseback to the Company of such Replacement Property.  In connection with such Replacement Property sale, (i) the Company and GLPI will enter into an amendment to the Master Lease to revise the economic terms to include the Replacement Property, (ii) GLPI, or one of its affiliates, will assume the Lumière Loan and Tropicana St. Louis RE’s obligations under the Lumière Loan in consideration of the acquisition of the Replacement Property and the obligations of Tropicana St. Louis RE and the Company under the Lumière Loan will be deemed to have been satisfied, (iii) the Lumière Real Property will be released from the lien placed on it in connection with the Lumière Loan (if such lien has not yet been released in accordance with the terms of the Lumière Loan) and (iv) in the event the value of the Replacement Property is greater than the outstanding obligations of Tropicana St. Louis RE under the Lumière Loan, GLPI will pay Tropicana St. Louis RE the difference between the value of the Replacement Property and the amount of outstanding obligations under the Lumière Loan. If such Replacement Property transaction is not consummated prior to the maturity date of the Lumière Loan, other than as a result of certain failures to perform by GLPI, then the amounts outstanding will be paid in full and the rent under the Master Lease will automatically increase, subject to certain escalations.

William Hill

On September 5, 2018 the Company announced that it had entered into a definitive agreement pursuant to which, subject to receipt of all necessary regulatory approvals, William Hill US will become the Company’s exclusive sports betting operator for a period of 25 years at its properties in jurisdictions where sports betting is legal. The Company will also work with William Hill US to leverage its licenses to operate mobile and online sports wagering operations in the United States. At the closing of the transactions contemplated by the agreement, the Company will receive a 20% equity stake in William Hill US as well as ordinary shares of William Hill PLC (LON: WMH) with a value of $50.0 million (based on the 60 day volume-weighted average trading price of William Hill PLC shares ending on September 4, 2018). Pursuant to the terms of the agreement, the Company will have the opportunity to sell its equity in William Hill US following a public offering of William Hill US or through a conversion of the 20% equity stake to William Hill PLC shares or cash at William Hill’s discretion after five years. The transaction is expected to close in the first quarter of 2019.

Dispositions

On February 28, 2018, the Company entered into definitive agreements to sell substantially all of the assets and liabilities of Presque Isle Downs and Vicksburg to Churchill Downs Incorporated (“CDI”). Under the terms of the agreements, CDI agreed to purchase Presque Isle Downs for cash consideration of approximately $178.9 million and Vicksburg for cash consideration of approximately $50.6 million, in each case subject to a customary working capital adjustment. In conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018 as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds.

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

On July 6, 2018, in consideration of the time and expense needed to reply to the Second Request, the Company and CDI entered into a termination agreement and release pursuant to which the parties agreed to terminate the asset purchase agreement with respect to Vicksburg and to enter into an asset purchase agreement pursuant to which CDI would acquire and assume the rights and obligations to operate Nemacolin (the “Vicksburg Termination Agreement”). The Vicksburg Termination Agreement also provided that CDI would pay the Company a $5.0 million termination fee upon execution of a definitive agreement with respect to the Nemacolin transaction.  On August 10, 2018, the Company entered into a definitive agreement to sell substantially all of the assets and liabilities of Nemacolin to CDI.  Under the terms of the agreement, CDI agreed to purchase Nemacolin for cash consideration of approximately $0.1 million, subject to a customary working capital adjustment.

As a result of the agreement to sell Nemacolin, an impairment charge of $3.8 million for the three and nine months ended September 30, 2018 was recorded due to the carrying of the net property and equipment being sold exceeding the estimated net sales proceeds.

Both transactions are expected to close in the fourth quarter of 2018 or first quarter of 2019, subject to satisfaction of closing conditions, including receipt of Pennsylvania regulatory approvals.

Reportable Segments

The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. As of June 30, 2018, the Company’s principal operating activities occurred in four geographic regions and reportable segments. Due to the Elgin Acquisition and Tropicana Acquisition, a fifth segment, Central, has been added in the third quarter of 2018. The reportable segments are based on the similar characteristics of the operating segments within the regions in which they operate. These segments as of September 30, 2018 are summarized as follows:

Segment	Property	State
West	Eldorado Reno	Nevada
	Silver Legacy	Nevada
	Circus Reno	Nevada
	Isle Black Hawk	Colorado
	Lady Luck Black Hawk	Colorado

Midwest	Waterloo	Iowa
	Bettendorf	Iowa
	Boonville	Missouri
	Cape Girardeau	Missouri
	Caruthersville	Missouri
	Kansas City	Missouri

South	Pompano	Florida
	Eldorado Shreveport	Louisiana
	Lake Charles	Louisiana
	Lula	Mississippi
	Vicksburg	Mississippi

East	Presque Isle Downs	Pennsylvania
	Nemacolin	Pennsylvania
	Scioto Downs	Ohio
	Mountaineer	West Virginia

Central	Elgin	Illinois

Presentation of Financial Information

The financial information included in this Item 2 for periods prior to our acquisitions of Isle and Elgin are those of ERI and its subsidiaries. The presentation of information herein for periods prior to our acquisitions of Isle and Elgin and after our acquisitions of Isle and Elgin are not fully comparable because the results of operations for Isle and Elgin are not included for periods prior to our acquisitions of Isle and Elgin.

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

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results for the three and nine months ended September 30, 2018 and 2017.

•

Isle Acquisition – Our results of operations for the nine months ended September 30, 2018 include incremental revenues and expenses attributable to the 13 properties we acquired in our acquisition of Isle on May 1, 2017. Transaction expenses related to our acquisition of Isle for legal, accounting, financial advisory services, severance, stock awards and other costs totaled $1.2 million for nine months ended September 30, 2018 and $2.1 million and $89.2 million for the three and nine months ended September 30, 2017, respectively.

•

Lake Charles Terminated Sale – On August 22, 2016, Isle entered into an agreement to sell its casino and hotel property in Lake Charles, Louisiana, for $134.5 million, subject to a customary purchase price adjustment, to an affiliate of Laguna Development Corporation, a Pueblo of Laguna-owned business based in Albuquerque, New Mexico. On November 21, 2017, we terminated the agreement. The closing of the transaction was subject to certain closing conditions, including obtaining certain gaming approvals, and was to occur on or before the termination date, which had been extended by the parties to November 20, 2017. The buyer did not obtain the required gaming approvals prior to the termination date, and pursuant to the terms of the agreement, and the $20.0 million deposit was forfeited upon termination of the agreement and recorded as operating income in the fourth quarter of 2017.

In previous periods, the operations of Lake Charles were classified as discontinued operations and as an asset held for sale. As a result of the termination of the sale, Lake Charles is no longer classified as an asset held for sale and as discontinued operations, and is included in our results of operations for the three and nine months ended September 30, 2018 and 2017.

•

Elgin Acquisition – Our results of operations for three and nine months ended September 30, 2018 include incremental revenues and expenses for the period of August 7, 2018 through September 30, 2018 attributable to Elgin. Transaction expenses related to our acquisition of Elgin totaled $2.1 million and $3.4 million, respectively, for the three and nine months ended September 30, 2018

•

Tropicana Financing and Acquisition – On September 20, 2018 we issued $600 million aggregate principal amount of 6.0% senior notes due 2026. The proceeds from the notes were used to fund the Tropicana Acquisition which closed on October 1, 2018. We incurred $1.1 million of interest expense on these notes in the three months ended September 30, 2018 and expect to incur $9.0 million of interest expense on these notes per quarter for subsequent periods. Transaction expenses related to our acquisition of Tropicana totaled $2.0 million and $5.5 million, respectively, for the three and nine months ended September 30, 2018.

•

Isle Debt Refinancing –In connection with the Isle Acquisition, we completed a debt financing transaction comprised of: a senior secured credit facility in an aggregate principal amount of $1.75 billion with a term loan facility of $1.45 billion and revolving credit facility of $300.0 million and $375.0 million of senior unsecured notes. The proceeds of such borrowings were used to pay the cash portion of the consideration payable in the Isle Merger, refinance all of Isle’s existing credit facilities, redeem or otherwise repurchase all of Isle’s senior and senior subordinated notes, refinance our existing credit facility and pay transaction fees and expenses related to the foregoing. We recognized a loss totaling $0.7 million for the three and nine months ended September 30, 2017 as a result of the debt refinancing transaction (See “Liquidity and Capital Resources” for more information related to the debt refinancing).

•

Dispositions – The sales of Presque Isle Downs and Nemacolin met the requirements for presentation as assets held for sale under generally accepted accounting principles. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the three and nine months ended September 30, 2018.

In conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018 as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds. Effective July 6, 2018, the sale of Vicksburg was terminated, and Vicksburg was no longer presented as an asset held for sale as of September 30, 2018. In connection with this termination, CDI paid us a $5.0 million termination fee, which is included in operating income for the nine months ended September 30, 2018.

On August 10, 2018, we entered into an agreement to sell our rights and obligations to operate Nemacolin. Due to the carrying value of the property and equipment being sold exceeding the estimated net sales proceeds, we also recorded an impairment charge for three and nine months ended September 30, 2018 totaling $3.8 million related to Nemacolin.

•

Income Taxes – On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% and has a positive impact on net income.

•

Severe Weather – Our West segment’s operations are subject to seasonal variation, with our lowest business volume generally occurring during the winter months. The northern Nevada region experienced record snowfall and severe weather conditions, including major snow storms during eleven of the fourteen weekends in the 2017 first quarter, making travel to Reno from northern California, our main feeder market, difficult or impossible due to road closures. As a result, there was a significant adverse effect on business levels, especially hotel occupancy and gaming volume, and our operating performance during the nine months ended September 30, 2017.

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

•

Property Enhancement Capital Expenditures – Property enhancement initiatives and targeted investments that improve our guests’ experiences and elevate our properties’ overall competitiveness in their markets continued throughout 2017 and 2018. As part of the continuing evolution of the Reno tri-properties, we are built a new 21,000 square foot spa at Silver Legacy which opened in early October 2018. We have substantially renovated every room at Circus Reno and will start the first phase of 400 rooms at Silver Legacy and 42 high-end suites at Eldorado after the busy summer season. In Black Hawk we expect to renovate all 402 hotel rooms this winter. In addition, recently we announced a joint venture with the Cordish Companies for the development of a new world-class, mixed-use entertainment and hospitality destination anchored by our Isle Casino Racing Pompano Park.

A 118-room Hampton Inn Hotel at Scioto Downs developed by a third party opened in March 2017 and since opening has driven visitation and spend at the property.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Net revenues	$487,253	$472,878	3.0%	$1,384,247	$1,050,897	31.7%
Operating income	91,769	81,492	12.6%	223,377	65,053	243.4%
Net income (loss)	37,704	29,687	27.0%	95,355	(15,558)	712.9%

Operating Results.  For the three and nine months ended September 30, 2018 compared to the same prior year period, Elgin contributed incremental net revenues totaling $23.9 million. For the nine months ended September 30, 2018 compared to the same prior year period, Isle contributed $307.7 million of incremental net revenues from January 1, 2018 through April 30, 2018 (the comparative period preceding our acquisition of Isle on May 1, 2017). Including incremental Elgin and Isle net revenues, net revenues increased 3.0% and 31.7%, respectively, for the three and nine months ended September 30, 2018 compared to the same prior year periods. Incremental Elgin and Isle net revenues in both periods consisted primarily of gaming revenues. Excluding incremental Elgin and Isle net revenues, net revenues decreased 2.0% and remained flat, respectively, for the three and nine months ended September 30, 2018 compared to the same prior year periods.

Operating income increased $10.3 million and $158.3, respectively, for the three and nine months ended September 30, 2018 compared to the same prior year periods. In addition to the incremental operating income contributed by the acquired Isle properties and Elgin, these increases over prior year were mainly due to the significant amount of Isle transaction expenses incurred during the three and nine months ended September 30, 2017.

Net income increased $8.0 million and $110.9 million for the three and nine months ended September 30, 2018, respectively, compared to the same prior year periods. These increases were due to the same factors impacting operating income combined with the loss on the early retirement of debt for the three and nine months ended September 30, 2017 associated with our refinancing completed in May of 2017. These increases were partially offset by higher interest expense during the 2018 periods resulting from increased debt following our acquisition of Isle along with increases in our tax provision.

Net Revenues and Operating Income (Loss)

The following tables highlight our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Three Months Ended September 30,		Operating Income (Loss) for the Three Months Ended September 30,
	2018	2017	2018	2017
West	$129,092	$134,324	$31,894	$32,657
Midwest	99,834	103,651	26,637	24,264
South	106,569	107,934	16,176	13,682
East	127,722	126,796	23,637	21,215
Central	23,897	—	2,868	—
Corporate	139	173	(9,443)	(10,326)
Total	$487,253	$472,878	$91,769	$81,492

	Net Revenues for the Nine Months Ended September 30,		Operating Income (Loss) for the Nine Months Ended September 30,
	2018	2017	2018	2017
West	$346,550	$297,564	$63,898	$50,590
Midwest	301,235	171,292	80,725	39,676
South	341,612	228,954	50,099	32,210
East	370,576	352,721	67,164	54,411
Central	23,897	—	2,868	—
Corporate	377	366	(41,377)	(111,834)
Total	$1,384,247	$1,050,897	$223,377	$65,053

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Net revenues and operating expenses were as follows (dollars in thousands):

	Three Months Ended
	September 30,			Percent
	2018	2017	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$60,912	$63,501	$(2,589)	(4.1)%
Midwest	86,331	89,482	(3,151)	(3.5)%
South	86,153	86,213	(60)	(0.1)%
East	113,075	113,452	(377)	(0.3)%
Central	21,698	—	21,698	100.0%
Total Gaming and Pari-Mutuel Commissions	368,169	352,648	15,521	4.4%
Non-gaming:
West	68,180	70,823	(2,643)	(3.7)%
Midwest	13,503	14,169	(666)	(4.7)%
South	20,416	21,721	(1,305)	(6.0)%
East	14,647	13,344	1,303	9.8%
Central	2,199	—	2,199	100.0%
Corporate	139	173	(34)	(19.7)%
Total Non-gaming	119,084	120,230	(1,146)	(1.0)%
Total Net Revenues	487,253	472,878	14,375	3.0%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	21,605	23,314	(1,709)	(7.3)%
Midwest	35,687	37,481	(1,794)	(4.8)%
South	41,513	43,234	(1,721)	(4.0)%
East	70,645	69,950	695	1.0%
Central	10,612	—	10,612	100.0%
Total Gaming and Pari-Mutuel Commissions	180,062	173,979	6,083	3.5%
Non-gaming
West	37,111	41,124	(4,013)	(9.8)%
Midwest	7,572	9,877	(2,305)	(23.3)%
South	13,217	15,552	(2,335)	(15.0)%
East	8,744	9,812	(1,068)	(10.9)%
Central	2,029	—	2,029	100.0%
Total Non-gaming	68,673	76,365	(7,692)	(10.1)%

Marketing and promotions	23,122	26,439	(3,317)	(12.5)%
General and administrative	75,599	75,650	(51)	(0.1)%
Corporate	9,217	7,718	1,499	19.4%
Impairment charges	3,787	—	3,787	100.0%
Depreciation and amortization	35,760	29,122	6,638	22.8%
Total Operating Expenses	$396,220	$389,273	$6,947	1.8%

Gaming Revenues and Pari-Mutuel Commissions.  Elgin contributed $21.7 million of incremental gaming revenues and pari-mutuel commissions for the three months ended September 30, 2018 resulting in an increase of 4.4% compared to the same prior year period.

Excluding incremental Elgin gaming revenues and pari-mutuel commissions, gaming revenues and pari-mutuel commissions decreased 1.8% for the three months ended September 30, 2018 compared to the same prior year period due to decreased revenues in all segments. This decline was primarily due to reductions in free play associated with unprofitable play.

Non-gaming Revenues.  Elgin contributed $2.2 million of incremental non-gaming revenues for the three months ended September 30, 2018. Despite the incremental revenues, non-gaming revenues decreased 1.0% over the same prior year period.

Excluding incremental Elgin non-gaming revenues, non-gaming revenues decreased 1.8% for the three months ended September 30, 2018 compared to the same prior year period. Decreased non-gaming revenues in the West, Midwest, and South resulting from reductions in promotional offers were partially offset by increased non-gaming revenues in the East.

Gaming Expenses and Pari-Mutuel Commissions. Elgin contributed $10.6 million of incremental gaming expenses and pari-mutuel commissions for the three months ended September 30, 2018 resulting in an increase of 3.5% in gaming expenses and pari-mutuel commissions over the same prior year period.

Excluding incremental Elgin gaming expenses and pari-mutuel commissions, gaming expenses and pari-mutuel commissions decreased 2.6% for the three months ended September 30, 2018 compared to the same prior year period. Gaming expenses declined in comparison to the same prior year period due to savings initiatives targeted at reducing variable expenses. Successful efforts to control costs and maximize departmental profit across all segments also drove the improved departmental profit margin during the three months ended September 30, 2018 compared to the same prior year period.

Non-gaming Expenses.  Elgin contributed $2.0 million of incremental non-gaming expenses for the three months ended September 30, 2018 resulting in a decrease of 10.1% over the same prior year period.

Excluding incremental Elgin non-gaming expenses, non-gaming expenses decreased 12.7% for the three months ended September 30, 2018 compared to the same prior year period. Decreased non-gaming expenses in all segments were associated with decreased non-gaming revenues along with continued efforts to reduce variable expenses including labor and cost of sales.

Marketing and Promotions Expenses.  Elgin contributed $1.3 million of incremental marketing and promotions expense for the three months ended September 30, 2018. Despite the increase resulting from incremental costs associated with the addition of Elgin, marketing and promotions expenses decreased 12.5% over the same prior year period.

Excluding incremental Elgin marketing and promotions expenses, consolidated marketing and promotions expense decreased 17.3% for the three months ended September 30, 2018 compared to the same prior year period. This decline was primarily due to synergies achieved via the termination of certain marketing contracts and company-wide reductions in marketing and promotional spend.

General and Administrative Expenses.  Elgin contributed $4.9 million of general and administrative expense for the three months ended September 30, 2018. Despite the additional general and administrative expenses associated with the acquisition of Elgin, general and administrative expense remained flat over the same prior year period.

Excluding incremental Elgin general and administrative expenses, consolidated general and administrative expenses decreased 6.5% for the three months ended September 30, 2018 compared to the same prior year period mainly due to the centralization of certain corporate services provided to our properties and realized savings.

Corporate Expenses.  For the three months ended September 30, 2018 compared to the same prior year period, corporate expenses increased primarily due to payroll and other expenses associated with additional corporate costs, including stock comp expense, driven by growth related to the company’s acquisitions.

Impairment Charges. Based on the pending disposition, we recorded an impairment charge for the three months ended September 30, 2018 totaling $3.8 million related to our Nemacolin property.

Depreciation and Amortization Expense.  Elgin contributed $2.2 million of depreciation expense for the three months ended September 30, 2018 resulting in an increase of 22.8% over the same prior year period.

Excluding incremental Elgin depreciation and amortization expense, depreciation and amortization expense increased 15.2% for the three months ended September 30, 2018 compared to the same prior year period mainly due asset additions primarily at our three Reno properties.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Net revenues and operating expenses were as follows (dollars in thousands):

	Nine Months Ended
	September 30,			Percent
	2018	2017	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$168,342	$132,563	$35,779	27.0%
Midwest	262,138	147,469	114,669	77.8%
South	278,655	179,887	98,768	54.9%
East	329,584	314,624	14,960	4.8%
Central	21,698	—	21,698	100.0%
Total Gaming and Pari-Mutuel Commissions	1,060,417	774,543	285,874	36.9%
Non-gaming:
West	178,208	165,001	13,207	8.0%
Midwest	39,097	23,823	15,274	64.1%
South	62,957	49,067	13,890	28.3%
East	40,992	38,097	2,895	7.6%
Central	2,199	—	2,199	100.0%
Corporate	377	366	11	3.0%
Total Non-gaming	323,830	276,354	47,476	17.2%
Total Net Revenues	1,384,247	1,050,897	333,350	31.7%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	63,331	51,754	11,577	22.4%
Midwest	107,162	61,732	45,430	73.6%
South	133,500	90,884	42,616	46.9%
East	204,953	194,534	10,419	5.4%
Central	10,612	—	10,612	100.0%
Total Gaming and Pari-Mutuel Commissions	519,558	398,904	120,654	30.2%
Non-gaming
West	107,544	102,242	5,302	5.2%
Midwest	23,527	16,655	6,872	41.3%
South	41,260	34,062	7,198	21.1%
East	25,775	26,646	(871)	(3.3)%
Central	2,029	—	2,029	100.0%
Total Non-gaming	200,135	179,605	20,530	11.4%

Marketing and promotions	66,255	58,099	8,156	14.0%
General and administrative	223,546	168,339	55,207	32.8%
Corporate	33,018	21,734	11,284	51.9%
Impairment charges	13,602	—	13,602	100.0%
Depreciation and amortization	99,204	69,635	29,569	42.5%
Total Operating Expenses	$1,155,318	$896,316	$259,002	28.9%

Gaming Revenues and Pari-Mutuel Commissions.  Isle contributed $262.8 million and Elgin contributed $21.7 million of incremental gaming revenues and pari-mutuel commissions for the nine months ended September 30, 2018 resulting in an increase 36.9% compared to the same prior year period.

Excluding incremental Isle and Elgin gaming revenues and pari-mutuel commissions, gaming revenues and pari-mutuel commissions remained flat for the nine months ended September 30, 2018 compared to the same prior year period.

Non-gaming Revenues.  Isle contributed $44.9 million and Elgin contributed $2.2 million of incremental non-gaming revenues for the nine months ended September 30, 2018 resulting in an increase of 17.2% in non-gaming revenues compared to the same prior year period.

Excluding incremental Isle non-gaming revenues, non-gaming revenues remained flat for the nine months ended September 30, 2018 compared to the same prior year period.

Gaming Expenses and Pari-Mutuel Commissions. Isle contributed $116.1 million and Elgin contributed $10.6 million of incremental gaming expenses and pari-mutuel commissions for the nine months ended September 30, 2018 resulting in an increase of 30.2% in gaming expenses and pari-mutuel commissions over the same prior year period.

Excluding incremental Isle and Elgin gaming expenses and pari-mutuel commissions, gaming expenses and pari-mutuel commissions decreased 1.5% for the nine months ended September 30, 2018 compared to the same prior year period despite gaming revenues remaining flat due to savings initiatives targeted at reducing variable expenses along with continued synergies. Additionally, successful efforts to control costs and maximize departmental profit across all segments also drove the improved departmental profit margin during the three months ended September 30, 2018 compared to the same prior year period.

Non-gaming Expenses.  Isle contributed $30.5 million and Elgin contributed $2.0 million of incremental non-gaming expenses for the nine months ended September 30, 2018 resulting in an increase of 11.4% compared to the same prior year period.

Excluding incremental Isle and Elgin non-gaming expenses, non-gaming expenses decreased 6.7% for the nine months ended September 30, 2018 compared to the same prior year period across all segments. Despite non-gaming revenues remaining flat, decreases in non-gaming expenses were realized due to cost saving initiatives in food and beverage cost of sales, labor and other variable expenses.

Marketing and Promotions Expenses.  Isle contributed $14.7 million and Elgin contributed $1.3 million of incremental marketing and promotions expense for the nine months ended September 30, 2018 resulting in an increase of 14.0% compared to the same prior year period.

Excluding incremental Isle and Elgin marketing and promotions expenses, consolidated marketing and promotions expense decreased 13.5% for the nine months ended September 30, 2018 compared to the same prior year period due to strategic changes to eliminate unprofitable promotional events and decrease advertising spend.

General and Administrative Expenses.  Isle contributed $55.1 million and Elgin contributed $4.9 of incremental general and administrative expense for the nine months ended September 30, 2018 resulting in an increase of 32.8% compared to the same prior year period.

Excluding incremental Isle and Elgin general and administrative expenses, consolidated general and administrative expenses decreased 2.8% for the nine months ended September 30, 2018 compared to the same prior year period mainly due to the centralization of certain corporate services provided to our properties and realized savings.

Corporate Expenses.  For the nine months ended September 30, 2018 compared to the same prior year period, corporate expenses increased primarily due to payroll and other expenses associated with additional corporate costs, including stock comp expense, driven by growth related to our acquisitions.

Impairment Charges: Based on the pending disposition, we recorded an impairment charge for the nine months ended September 30, 2018 totaling $3.8 million related to our Nemacolin property. Additionally, we recorded an impairment charge for the nine months ended September 30, 2018 totaling $9.8 million related to the sale of our Vicksburg property due to the carrying value of the net assets being sold exceeding the estimated net sales proceeds. The sale of Vicksburg was terminated effective July 6, 2018.

Depreciation and Amortization Expense.  Isle contributed $23.3 million and Elgin contributed $2.2 of depreciation expense for the nine months ended September 30, 2018 resulting in an increase of 42.5% compared to the same prior year period.

Excluding incremental Isle depreciation and amortization expense, depreciation and amortization expense increased 5.8% for the nine months ended September 30, 2018 compared to the same prior year period mainly due asset additions primarily at our three Reno properties.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three and Nine Months Ended September 30, 2018 and 2017

Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock-based compensation, transaction expenses, severance expense, costs associated with the Presque Isle Downs, Vicksburg, Lake Charles and Nemacolin sales, income related to the termination of the Vicksburg sale, impairment charges, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, and other non-cash regulatory gaming assessments. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“US GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for our operating segments for the three and nine months ended September 30, 2018 and 2017, in addition to reconciling Adjusted EBITDA to operating income (loss) in accordance with US GAAP (unaudited, in thousands):

	Three Months Ended September 30, 2018
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (6)	Other (7)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$31,894	$9,475	$—	$—	$65	$41,434
Midwest	26,637	8,605	15	—	21	35,278
South	16,176	9,704	9	—	126	26,015
East	23,637	4,486	2	—	3,989	32,114
Central	2,868	2,215	—	—	767	5,850
Corporate and Other	(9,443)	1,275	2,468	4,091	(4,992)	(6,601)
Total Excluding Pre-Acquisition	$91,769	$35,760	$2,494	$4,091	$(24)	$134,090

Pre-Acquisition (1):
Central	3,070	727	—	—	155	3,952
Total Pre-Acquisition	$3,070	$727	$—	$—	$155	$3,952

Including Pre-Acquisition:
West	$31,894	$9,475	$—	$—	$65	$41,434
Midwest	26,637	8,605	15	—	21	35,278
South	16,176	9,704	9	—	126	26,015
East	23,637	4,486	2	—	3,989	32,114
Central	5,938	2,942	—	—	922	9,802
Corporate and Other	(9,443)	1,275	2,468	4,091	(4,992)	(6,601)
Total Including Pre-Acquisition (2)	$94,839	$36,487	$2,494	$4,091	$131	$138,042

	Three Months Ended September 30, 2017 (8)
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (6)	Other (7)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$32,657	$7,653	$67	$—	$47	$40,424
Midwest	24,264	7,995	67	—	139	32,465
South	13,682	6,055	46	—	855	20,638
East	21,215	6,732	5	—	83	28,035
Central	—	—	—	—	—	—
Corporate and Other	(10,326)	687	1,207	2,094	—	(6,338)
Total Excluding Pre-Acquisition	$81,492	$29,122	$1,392	$2,094	$1,124	$115,224

Pre-Acquisition (3):
Central	5,588	1,742	—	—	—	7,330
Total Pre-Acquisition	$5,588	$1,742	$—	$—	$—	$7,330

Including Pre-Acquisition:
West	$32,657	$7,653	$67	$—	$47	$40,424
Midwest	24,264	7,995	67	—	139	32,465
South	13,682	6,055	46	—	855	20,638
East	21,215	6,732	5	—	83	28,035
Central	5,588	1,742	—	—	—	7,330
Corporate and Other	(10,326)	687	1,207	2,094	—	(6,338)
Total Including Pre-Acquisition (4)	$87,080	$30,864	$1,392	$2,094	$1,124	$122,554

	Nine Months Ended September 30, 2018
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (6)	Other (7)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$63,898	$27,046	$(32)	$—	$704	$91,616
Midwest	80,725	24,654	90	—	248	105,717
South	50,099	26,343	50	—	10,142	86,634
East	67,164	15,252	11	—	5,230	87,657
Central	2,868	2,215	—	—	767	5,850
Corporate and Other	(41,377)	3,694	9,526	10,043	(3,710)	(21,824)
Total Excluding Pre-Acquisition	$223,377	$99,204	$9,645	$10,043	$13,381	$355,650

Pre-Acquisition (1):
Central	18,448	4,420	—	—	535	23,403
Total Pre-Acquisition	$18,448	$4,420	$—	$—	$535	$23,403

Including Pre-Acquisition:
West	$63,898	$27,046	$(32)	$—	$704	$91,616
Midwest	80,725	24,654	90	—	248	105,717
South	50,099	26,343	50	—	10,142	86,634
East	67,164	15,252	11	—	5,230	87,657
Central	21,316	6,635	—	—	1,302	29,253
Corporate and Other	(41,377)	3,694	9,526	10,043	(3,710)	(21,824)
Total Including Pre-Acquisition (2)	$241,825	$103,624	$9,645	$10,043	$13,916	$379,053

	Nine Months Ended September 30, 2017 (8)
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (6)	Other (7)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$50,590	$18,867	$119	$—	$271	$69,847
Midwest	39,676	12,961	153	—	133	52,923
South	32,210	12,649	110	—	1,985	46,954
East	54,411	23,885	9	—	292	78,597
Central	—	—	—	—	—	—
Corporate and Other	(111,834)	1,273	4,063	89,172	310	(17,016)
Total Excluding Pre-Acquisition	$65,053	$69,635	$4,454	$89,172	$2,991	$231,305

Pre-Acquisition (5):
West	$9,525	$3,694	$8	$—	$4	$13,231
Midwest	34,819	11,952	51	—	34	46,856
South	25,086	5,693	35	—	184	30,998
East	(1,072)	952	—	—	—	(120)
Central	21,049	5,293	—	—	—	26,342
Corporate and Other	(8,811)	371	1,631	286	527	(5,996)
Total Pre-Acquisition	$80,596	$27,955	$1,725	$286	$749	$111,311

Including Pre-Acquisition:
West	$60,115	$22,561	$127	$—	$275	$83,078
Midwest	74,495	24,913	204	—	167	99,779
South	57,296	18,342	145	—	2,169	77,952
East	53,339	24,837	9	—	292	78,477
Central	21,049	5,293	—	—	—	26,342
Corporate and Other	(120,645)	1,644	5,694	89,458	837	(23,012)
Total Including Pre-Acquisition (4)	$145,649	$97,590	$6,179	$89,458	$3,740	$342,616

(1)

Figures are for Elgin for the period beginning July 1, 2018 and ending August 6, 2018 for the three months ended September 30, 2018 and the period beginning January 1, 2018 and ending August 6, 2018 for the nine months ended September 30, 2018. The figures for Elgin for the period beginning July 1, 2018 and ending August 6, 2018 are unaudited and have not been reviewed by the Company’s auditors.

(2)

Total figures for 2018 include combined results of operations for Elgin and the Company for periods preceding the date that the Company acquired Elgin. Such presentation does not conform with GAAP or the Securities and Exchange Commission rules for proforma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.

(3)	Figures are for Elgin for the three months ended September 30, 2017. Such figures are based on the unaudited internal financial statements and have not been reviewed by the Company’s auditors.

(4)

Total figures for three months ended September 30, 2017 include combined results of operations for Elgin and the Company for periods preceding the date that the Company acquired Elgin. Total figures for the nine months ended September 30, 2017 include combined results of operations for Elgin, Isle, and the Company for periods preceding the dates that the Company acquired Elgin and Isle. Such presentation does not conform with GAAP or the Securities and Exchange Commission rules for proforma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.

(5)

Figures are for Elgin for the nine months ended September 30, 2017 and for Isle for the four months ended April 30, 2017. The Isle figures were prepared by the Company to reflect Isle’s unaudited consolidated historical operating revenues, operating income and Adjusted EBITDA for periods corresponding to the Company’s fiscal calendar. Such figures are based on the unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

(6)

Transaction expenses represent costs related to the acquisition of Isle for the three and nine months ended September 30, 2017 and costs related to the acquisitions of Elgin and Tropicana for the three and nine months ended September 30, 2018.

(7)

Other is comprised of severance expense, (gain) loss on the sale or disposal of property and equipment, equity in income (loss) of unconsolidated affiliate, impairment charges, income totaling $5.0 million from the terminated sale of Vicksburg and other non-cash regulatory gaming assessments for the three and nine months ended September 30, 2018 and 2017. Also included are costs associated with the sales of Presque Isle Downs and Nemacolin, the terminated sale of Vicksburg and the purchase of Elgin for the three and nine months ended September 30, 2018. Costs associated with the terminated sale of Lake Charles are also included for the three and nine months ended September 30, 2017.

(8)

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

Our cash requirements can fluctuate significantly depending on our decisions with respect to business acquisitions or dispositions and strategic capital investments to maintain the quality of our properties. We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties, servicing our outstanding indebtedness and costs associated with the Elgin and Tropicana acquisitions. During the remainder of 2018, we plan to spend $60.9 million on capital expenditures and are in the process of evaluating capital expenses for the properties purchased in the recent acquisitions. We also plan to spend $37.2 million during the remainder of 2018 to pay interest on our outstanding indebtedness, including interest on additional debt incurred in conjunction with the Elgin and Tropicana acquisitions. Our capital requirements have increased significantly following the consummation of the acquisitions of Tropicana and Elgin, the related obligation to pay annual rent in an initial amount of approximately $87.6 million under the Master Lease with respect to certain of the Tropicana properties and the required payments under the Lumière Note. We also expect that our capital expenditures will increase significantly in connection with the acquisitions of Tropicana and Elgin and the related increase in the number of properties in our portfolio.

We funded the $328.9 million of cash consideration for the Elgin Acquisition using cash from ongoing operations and borrowings under our revolving credit facility and we funded the purchase of the real estate underlying Lumière Place with the proceeds of a $246 million Lumière Note and funded the $640 million of consideration payable by the Company in the Tropicana Acquisition and the repayment of amounts outstanding under the Tropicana credit facility with cash on hand at the Company and Tropicana, borrowings under the Company’s revolving credit facility and proceeds from the Company’s offering of $600 million of 6% Senior Notes due 2026. In addition, the Company’s borrowing capacity on its revolving credit facility increased from $300 million to $500 million effective substantially concurrently with the consummation of the Tropicana Acquisition on October 1, 2018 and extended the maturity of the revolving credit facility to October 1, 2023. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements, and service our outstanding indebtedness for the next twelve months.

At September 30, 2018, we had consolidated cash and cash equivalents of $164.1 million, excluding restricted cash. At September 30, 2017, we had consolidated cash and cash equivalents of $134.9 million, excluding restricted cash. This increase in cash was primarily due to cash generated from operations for the nine months ended September 30, 2018. We also had $604.1 million in escrow cash related to the issuance of the 6% Senior Notes due 2026 in conjunction with the Tropicana Acquisition that closed on October 1, 2018.

Operating Cash Flow.  For the nine months ended September 30, 2018, cash flows provided by operating activities totaled $263.4 million compared to $71.6 million for the same prior year period. The increase in operating cash was primarily due to cash generated from operations during the nine months ended September 30, 2018 combined with changes in the balance sheet accounts in the normal course of business. Additionally, significant payments were made during the nine months ended September 30, 2017 in conjunction with the acquisition of Isle and impacted operating cash flows.

Investing Cash Flow and Capital Expenditures.  Net cash flows used in investing activities totaled $395.1 million for the nine months ended September 30, 2018 compared to $1.4 billion for the same prior year period. Net cash flows used in investing activities in the nine months ended September 30, 2018 were primarily due to $306.3 million used in the Elgin Acquisition and $89.1 million in capital expenditures for various property enhancement and maintenance projects along with equipment purchases. Net cash flows used in investing activities for the nine months ended September 30, 2017 consisted of $1.3 billion related to funds used in the Isle Acquisition, and $52.9 million in capital expenditures for various property enhancement and maintenance projects and equipment purchases.

Financing Cash Flow.  Net cash provided by financing activities for the nine months ended September 30, 2018 totaled $763.7 million compared to $1.4 billion for the same prior year period. The cash provided by financing activities for the nine months ended September 30, 2018 was principally due to $600.0 million of proceeds from the issuance of the 6% Senior Notes due 2026 and $180.0 million of net borrowings under the Revolving Credit Facility related to the Elgin Acquisition. During the nine months ended September 30, 2017, cash provided by financing activities consisted primarily of $1.4 billion and $875.0 million of proceeds from the issuance of the credit facility and 6% Senior Notes due 2025, respectively, partially offset by payments of $866.8 million on our credit facility in conjunction with our refinancing of debt in May of 2017.

Share Repurchase Program

On November 8, 2018, the Company issued a press release announcing that its Board of Directors has authorized a $150 million common stock repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time,  repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that the Company is required to repurchase under the Share Repurchase Program

Debt Obligations

Term Loan and Revolving Credit Facility

In April 2017, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (the “Credit Facility”), consisting of a $1.45 billion term loan facility (the “Term Loan Facility” or “Term Loan”) and a $300.0 million revolving credit facility (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility will mature on April 17, 2022. The Company’s obligations under the Term Loan Facility will mature on April 17, 2024. The Company was required to make quarterly principal payments of $3.6 million on the Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017 but satisfied this requirement as a result of the principal prepayment of $444.5 million on September 13, 2017 in conjunction with the issuance of the additional 6% Senior Notes due 2025. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

As of September 30, 2018, the Company had $956.8 million outstanding on the Term Loan and $180.0 million outstanding under the Revolving Credit Facility. The Company had $110.9 million of available borrowing capacity, after consideration of $9.1 million in outstanding letters of credit under its Revolving Credit Facility as of September 30, 2018.

The interest rate per annum applicable to loans under the Revolving Credit Facility are, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin from 0.75% to 1.50%, the margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25%, or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00%. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. At September 30, 2018, the weighted average interest rates on the Term Loan and Revolving Credit Facility were 4.17% and 4.54%.

On June 6, 2018, the Company executed an amendment that modified certain covenants in the Credit Facility to allow for considerations related to the acquisition of Tropicana. The borrowing capacity of the Revolving Credit Facility increased from $300 million to $500 million effective substantially concurrently with the consummation of the Tropicana Acquisition on October 1, 2018 and the maturity date of the Revolving Credit Facility extended to October 1, 2023.

As of September 30, 2018 we were in compliance with all covenants under the Credit Facility.

Senior Notes

6% Senior Notes due 2026

On September 20, 2018, Delta Merger Sub, Inc. (“Escrow Issuer”), a Delaware corporation and a wholly-owned subsidiary of the Company, issued $600 million aggregate principal amount of 6.0% senior notes due 2026 (the “6% Senior Notes due 2026”) pursuant to an indenture, dated as of September 20, 2018 (the “2026 Indenture”), between Escrow Issuer and U.S. Bank, National Association, as Trustee. Interest on the 6% Senior Notes due 2026 will be paid every semi-annually in arrears on March 15 and September 15, commencing March 15, 2019.

The 6% Senior Notes due 2026 were general unsecured obligations of Escrow Issuer’s upon issuance and, upon the assumption of such obligations by the Company and the subsidiary guarantors (the “Guarantors”) upon consummation of the Tropicana Acquisition, became general unsecured obligations of the Company and the Guarantors, ranking senior in right of payment to all of the Company’s existing and future debt that is expressly subordinated in right of payment to the 6% Senior Notes due 2026 and the guarantees, ranking equally in right of payment with all of the applicable obligor’s existing and future senior liabilities, including the obligations under the Company’s existing 7% Senior Notes due 2023 and 6% Senior Notes due 2025, and are effectively subordinated to all of the applicable obligor’s existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Lumière Note (as defined in the 2026 Indenture), in each case, to the extent of the value of the collateral securing such debt. In addition, the 6% Senior Notes due 2026 and the related guarantees are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries and other entities in which the Company has an equity interest that do not guarantee the 6% Senior Notes due 2026 (other than indebtedness and liabilities owed to the Company or the Guarantors).

On or after September 15, 2021, the Company may redeem all or a portion of the 6% Senior Notes due 2026 upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 6% Senior Notes due 2026  redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on September 15 of the years indicated below:

Year	Percentage
2021	104.500%
2022	103.000%
2023	101.500%
2024 and thereafter	100.000%

Upon the occurrence of a Change of Control (if the 6% Senior Notes due 2026 do not have investment grade status) or a Change of Control Triggering Event (each as defined in the 2026 Indenture), the Company must offer to repurchase the 6% Senior Notes due 2026 at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must apply the net proceeds of such sale to make an offer to repurchase the 6% Senior Notes due 2026 at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

The 6% Senior Notes due 2026 are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The 2026 Indenture contains certain covenants limiting, among other things, the Company’s ability to:

•	incur additional indebtedness;
•	create, incur or suffer to exist certain liens;
•	pay dividends or make distributions on capital stock or repurchase capital stock;
•	make certain investments;
•	place restrictions on the ability of subsidiaries to pay dividends or make other distributions to the Issuer;
•	sell certain assets or merge with or consolidate into other companies; and
•	enter into certain types of transactions with the stockholders and affiliates.

These covenants are subject to a number of exceptions and qualifications as set forth in the 2026 Indenture. The 2026 Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6% Senior Notes due 2026 to be declared due and payable.

The Company applied the net proceeds of the sale of the 6% Senior Notes due 2026, together with borrowings under its existing revolving credit, cash on hand and Tropicana’s cash on hand, to pay the consideration payable by the Company pursuant to the merger agreement, repay all of the debt outstanding under Tropicana’s existing credit facility and pay fees and costs associated with the Tropicana Acquisition that closed on October 1, 2018.

6% Senior Notes due 2025

On March 29, 2017, Eagle II issued at par $375.0 million aggregate principal amount of 6.0% senior notes due 2025 (the “6% Senior Notes due 2025”) pursuant to an indenture, dated as of March 29, 2017 (the “2025 Indenture”), between Eagle II and U.S. Bank, National Association, as Trustee. The 6% Senior Notes due 2025 will mature on April 1, 2025, with interest payable semi-annually in arrears on April 1 and October 1. In connection with the consummation of the Isle Acquisition on May 1, 2017, the Company assumed Eagle II’s obligations under the 6% Senior Notes due 2025 and the 2025 Indenture and certain of the Company’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of the Company’s obligations under the 6% Senior Notes due 2025.

On September 13, 2017, the Company issued an additional $500.0 million principal amount of its 6% Senior Notes due 2025 at an issue price equal to 105.5% of the principal amount of the 6% Senior Notes due 2025. The additional notes were issued pursuant to the 2025 Indenture that governs the 6% Senior Notes due 2025. The Company used the proceeds of the offering to repay $78.0 million of outstanding borrowings under the previous revolving credit facility and used the remainder to repay $444.5 million outstanding borrowings under the previous term loan facility and related accrued interest.

7% Senior Notes due 2023

On July 23, 2015, the Company issued at par $375.0 million in aggregate principal amount of 7.0% senior notes due 2023 (“7% Senior Notes due 2023”) pursuant to an indenture, dated as of July 23, 2015 (the “2023 Indenture”), between the Company and U.S. Bank, National Association, as Trustee. The 7% Senior Notes due 2023 will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

As of September 30, 2018 we were in compliance with all covenants under the 6% Senior Notes due 2025, 6% Senior Notes due 2026 and 7% Senior Notes due 2023.

Contractual Obligations

Other than the obligations associated with the issuance of the 6% Senior Notes due 2026, the Lumière Loan and the Master Lease, there have been no material changes for the nine months ended September 30, 2018 to our contractual obligations as disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2017.

Other Liquidity Matters

We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in “Part II, Item 1. Legal Proceedings” and Note 11 to our unaudited consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included in our Annual Report on Form 10-K for the year ended December 31, 2017 and “Part II, Item IA. Risk Factors” which is included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

Critical Accounting Policies

Our critical accounting policies disclosures are included in our Annual Report on Form 10‑K for the year ended December 31, 2017. Except as described in Notes 2 and 3 to the accompanying condensed notes of these consolidated financial statements, we believe there have been no material changes since December 31, 2017. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Off‑Balance Sheet Arrangements

We are not party to any off‑balance sheet arrangements.

Cautionary Statement Regarding Forward‑Looking Information

This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward‑looking statements. Specifically, forward-looking statements may include, among others, statements concerning:

•	projections of future results of operations or financial condition;
•	expectations regarding our business and results of operations of our existing casino properties and prospects for future development;
•	expectations regarding trends that will affect our market and the gaming industry generally and the impact of those trends on our business and results of operations;
•	our ability to comply with the covenants in the agreements governing our outstanding indebtedness;
•	our ability to meet our projected debt service obligations, operating expenses, and maintenance capital expenditures;
•	expectations regarding availability of capital resources;
•	our ability to consummate the disposition of Presque Isle Downs and Nemacolin on the timeline and terms described herein or at all;
•

our intention to pursue development opportunities, including the development of a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the Pompano casino and racetrack, and additional acquisition;

•

our ability to ability to obtain financing for, and realize the anticipated benefits, of such development and acquisitions, including the acquisition of Tropicana Entertainment and the Grand Victoria Casino and the development of Pompano; and

•

the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects and operation of online sportsbook, poker and gaming

Any forward‑looking statements are based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of operations may vary materially from any forward‑looking statements made herein. Forward‑looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Forward-looking statements should not be regarded as a representation by us or any other person that the forward‑looking statements will be achieved. Undue reliance should not be placed on any forward‑looking statements. Some of the contingencies and uncertainties to which any forward‑looking statement contained herein is subject include, but are not limited to, the following:

•	our substantial indebtedness and significant financial commitments could adversely affect our results of operations and our ability to service such obligations;
•	restrictions and limitations in agreements governing our debt could significantly affect our ability to operate our business and our liquidity;
•	we operate in very competitive environments and we face increasing competition;
•	the ability to identify suitable acquisition opportunities and realize growth and cost synergies from any future acquisitions;
•	our operations are particularly sensitive to reductions in discretionary consumer spending and are affected by changes in general economic and market conditions;
•	our gaming operations are highly regulated by governmental authorities and the cost of complying or the impact of failing to comply with such regulations;
•	changes in gaming taxes and fees in jurisdictions in which we operate;
•	risks relating to pending claims or future claims that may be brought against us;
•	changes in interest rates and capital and credit markets;
•	our ability to comply with certain covenants in our debt documents;
•	the effect of disruptions to our information technology and other systems and infrastructure;
•	construction factors relating to development, maintenance and expansion of operations;
•	our ability to attract and retain customers;
•	weather or road conditions limiting access to our properties;
•	the effect of war, terrorist activity, natural disasters and other catastrophic events;
•

the impact of online sportsbook, poker and gaming on our existing operations and our ability to participate in such markets through our partnerships with William Hill and other market service providers;

•	the intense competition to attract and retain management and key employees in the gaming industry; and
•	other factors described in Part II, Item 1A. “Risk Factors” contained herein and our reports on Form 10-K, Form 10-Q and Form 8-K filed with the Securities and Exchange Commission.

In addition, the Tropicana Acquisition and the Elgin Acquisition, the dispositions of Presque Isle Downs and Nemacolin and our arrangement with William Hill create additional risks, uncertainties and other important factors, including but not limited to:

•

our ability to obtain required regulatory approvals for the dispositions and the acquisition of William Hill capital stock (including approval from gaming regulators) and satisfy or waive other closing conditions to consummate such transactions on a timely basis;

•

the possibility that the dispositions or the acquisition of William Hill capital stock do not close on the terms described herein or that we are required to modify aspects of one or more of such transactions to obtain regulatory approval;

•

our ability to promptly and effectively implement our operating strategies at the acquired properties and integrate our business and the business of the acquired companies to realize the synergies contemplated by the acquisitions;

•	the ability to retain key employees of the acquired companies; and

•	other risks and uncertainties described in Part II, Item 1A. “Risk Factors” contained herein and our reports on Form 10-K, Form 10-Q and Form 8-K filed with the Securities and Exchange Commission.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long‑term debt arrangements. At September 30, 2018, interest on borrowings under our Credit Facility was subject to fluctuation based on changes in short-term interest rates.

As of September 30, 2018, our long‑term variable‑rate borrowings totaled $956.8 million under the Term Loan and $180.0 under the Revolving Credit Facility, representing approximately 38% of our long‑term debt compared to 44% of our long‑term debt as of September 30, 2017. During the nine months ended September 30, 2018, the weighted average interest rates on our variable and fixed rate debt were 4.30% and 6.28%, respectively.

The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the three months ended September 30, 2018.

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

On August 7, 2018 we completed the acquisition of Elgin. See Part I, Item 1, Condensed Notes to Unaudited Consolidated Financial Statements, Note 3: Acquisitions, Preliminary Purchase Price Accounting and Proforma Information, for a discussion of the acquisition and related financial data. The Company is in the process of integrating Elgin and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Excluding the Elgin Acquisition, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2017. There have been no material changes to those risk factors during the three months ended September 30, 2018, except for the following additional risk factors related to certain acquisitions and dispositions.

Some of our casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

We currently lease certain parcels of land on which several of our properties are located, including five of the properties that we acquired in the Tropicana Acquisition. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership of the underlying land. Accordingly, with respect to the leased land, we have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases which are beyond our control.  If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Our leases provide that they may be terminated for a number of reasons, including failure to pay rent, taxes or other payment obligations or the breach of other covenants contained in the leases. In particular, the Master Lease requires initial annual rent payments of $87.62 million and obligates us to make specified minimum capital expenditures with respect to the leased properties. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. A termination of our ground leases or the Master Lease could result in a default under our debt agreements and could have a material adverse effect on our business, financial condition and results of operations. Further, in the event that any lessor with respect to our leased properties, including properties that are subject to the Master Lease, encounters financial, operational, regulatory or other challenges, there can be no assurance that such lessor will be able to comply with its obligations under the applicable lease.

Certain of our leases, including the Master Lease relating to certain of the properties acquired in the Tropicana Acquisition are “triple-net” leases. Accordingly, in addition to rent, we are required to pay, among other things, the following: (1) lease payments to the underlying ground lessor for properties that are subject to ground leases; (2) facility maintenance costs; (3) all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties; (4) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to the lessor as the owner of the associated facilities. In addition, we remain obligated for lease payments and other obligations under the Master Lease and other ground leases even if one or more of such leased facilities is unprofitable or if we decide to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.

The sale of Presque Isle Downs and Nemacolin and our transaction with William Hill are subject to the receipt of approvals and clearances that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the transactions.

Completion of the dispositions of Presque Isle Downs and Nemacolin and the closing of our agreement to partner with William Hill is conditioned upon the receipt of certain governmental approvals, including, without limitation, gaming regulatory. There can be no assurance that these approvals will be obtained and that the other conditions to completing the dispositions will be satisfied in a timely fashion, or at all. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the transactions or require changes to the terms of the agreements governing the transactions. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the dispositions or of imposing additional costs or limitations on us following completion of the transactions, any of which might have an adverse effect on us.  The waiting period under the Hart-Scott-Rodino Antitrust Improvement Acts of 1976, as amended, has been terminated with respect to the Presque Isle Downs disposition and the William Hill transaction.

The pending dispositions may be disruptive to our business.

Whether or not the dispositions are completed, the pendency of the transactions could cause disruptions in our business, which could have an adverse effect on our businesses and financial results. These disruptions could include the following:

•

our current and prospective employees may experience uncertainty about their future roles with the combined company or consider other employment alternatives, which might adversely affect our ability to retain or attract key managers and other employees;

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

The acquisition of Tropicana and the Grand Victoria may not be accretive and may cause dilution to our earnings per share, which may negatively affect the price of our common stock.

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

We have a substantial amount of debt outstanding following the acquisition of Tropicana and the Grand Victoria and we may incur additional indebtedness.

As of September 30, 2018 and after giving effect to the acquisition of Tropicana and the Grand Victoria, we had approximately $3.2 billion of debt and an additional $87.6 million of other annual obligations relating to the Master Lease following the completion of such acquisitions. In addition, we had an additional $310.9 million of borrowing capacity under our revolving credit facility after giving effect to the increase in borrowing capacity from $300 million to $500 million effective at the time of the consummation of the Tropicana acquisition. In addition, we may incur debt to finance costs associated with the development of a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the Pompano casino and racetrack or for other purposes. As a result of the increased levels of outstanding indebtedness following the acquisition of Tropicana and the Grand Victoria and rent payments under the Master Lease, future interest expense, rent and debt service obligations will be significantly higher than our historic interest expense and other obligations associated with financing.

We have entered into a partnership agreement to expand our sportsbook business and engage in online sportsbook, casino gaming and poker. There can be no assurance that regulations authorizing such activities will be approved in the jurisdictions in which we operate or that the market for such gaming activities will develop as expected.

During the second quarter of 2018, the U.S. Supreme Court overturned the Federal ban on sports betting.  As a result of the change in regulations, we expanded, and expect to further expand, our sportsbook and online sportsbook, casino gaming and poker business.  We currently accept wagers on sporting events in Nevada, New Jersey and Mississippi and anticipate accepting wagers on sporting events during the fourth quarter of 2018 or first quarter of 2019 at our casinos located in West Virginia and Pennsylvania. Our ability to expand our sports betting and online operations is dependent on adoption of regulations permitting sports betting industry in the United States. There can be no assurances as to when, or if, such regulations will be adopted, or the terms of such regulations, in certain of the jurisdictions in which we operate.

Following the repeal of the Federal ban on sports betting, we entered into a definitive agreement with William Hill PLC and its U.S. subsidiary (“William Hill”) pursuant to which William Hill has agreed to operate as our sports betting operator, including with respect to mobile and online sports wagering, for a period of 25 years. Pursuant to our agreement with William Hill, we will receive a 20% equity stake in a U.S. subsidiary of William Hill as well as ordinary shares of William Hill with a value of $50 million.  In addition, we may in the future enter into agreements that provide other online gaming operators with the ability to operate online and mobile betting and gaming activities under the authority of our licenses. The closing of the transaction with William Hill is, and any similar arrangement in the future may be, subject to the receipt of required regulatory approvals. There can be no assurance that these approvals will be obtained and that the other conditions to completing such transactions will be satisfied in a timely fashion, or at all.

The market for sports betting and online gaming is rapidly evolving and highly competitive with an increasing number of competitors. The success of our sportsbook and online betting and gaming partners, the value of our equity interest William Hill and the results of operations from sports betting and online sportsbook and gaming conducted at our properties or under the authority of our licenses are dependent on a number of factors that are beyond our control, including:

•	the timing of adoption of regulations authorizing such betting and gaming activities and the restrictions contained in such regulations;
•	the tax rates and license fees ;
•	our ability to gain market share in a newly developing market;
•	the potential that the market does not develop at all or does not develop as we anticipate;
•	our ability to compete with new entrants in the market;
•	changes in consumer demographics and public tastes and preferences; and
•	the availability and popularity of other forms of entertainment.

There can be no assurance as to the returns that we will receive from our current and anticipated sports betting and online gaming operations or our partnership with William Hill or future similar arrangements with other market service providers.

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

4.1

Sixth Supplemental Indenture, dated as of August 7, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2023 Notes Indenture

Previously filed on Form 10-Q filed on August 7, 2018.

4.2

Third Supplemental Indenture, dated as of August 7, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2025 Notes Indenture

Previously filed on Form 10-Q filed on August 7, 2018.

4.3	Indenture dated as of September 20, 2018, by and between Delta Merger Sub, Inc. and U.S. Bank, National Association	Previously filed on Form 8-K filed on September 20, 2018

4.4	Loan Agreement, dated as of October 1, 2018, by and among Eldorado Resorts, Inc. and GLP Capital, L.P.	Previously filed on Form 8-K filed on October 1, 2018

4.5	Supplemental Indenture, dated as of October 1, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2026 Notes Indenture	Previously filed on Form 8-K filed on October 1, 2018

4.6

Seventh Supplemental Indenture, dated as of October 1, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2023 Notes Indenture

Previously filed on Form 8-K filed on October 1, 2018

4.7

Fourth Supplemental Indenture, dated as of October 1, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2025 Notes Indenture

Previously filed on Form 8-K filed on October 1, 2018

10.1	Master Lease by and among Eldorado Resorts, Inc. and GLP Capital, L.P., dated as of October 1, 2018	Previously filed on Form 8-K filed on October 1, 2018

10.2

Amendment Agreement No. 3, dated October 1, 2018, by and between Eldorado Resorts, Inc. and JPMorgan Chase, N.A., as administrative agent in connection with the Credit Agreement, dated as of April 17, 2017

Previously filed on Form 8-K filed on October 1, 2018

10.3	Amendment No. 1 to Amended and Restated Employment Agreement, dated September 28, 2018, by and between Thomas Reeg and Eldorado Resorts, Inc.	Previously filed on Form 8-K filed on October 1, 2018

10.4	Amendment No. 1 to Amended and Restated Employment Agreement, dated September 28, 2018, by and between Gary Carano and Eldorado Resorts, Inc.	Previously filed on Form 8-K filed on October 1, 2018

10.5	Amendment No. 1 to Amended and Restated Employment Agreement, dated September 29, 2018, by and between Anthony Carano and Eldorado Resorts, Inc.	Previously filed on Form 8-K filed on October 1, 2018

31.1	Certification of Gary L. Carano pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

31.2	Certification of Thomas R. Reeg pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

32.1	Certification of Gary L. Carano in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

101.1	XBRL Instance Document	Filed herewith.

101.2	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS, INC.

Date: November 8, 2018	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer and Chairman of the Board

Date: November 8, 2018	/s/ Thomas R. Reeg
Thomas R. Reeg
President and Chief Financial Officer
(Principal Financial Officer)