Form 10-K
period 2018-12-31
Eldorado Resorts, Inc.
filed 2019-03-01
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was $2.5 billion at June 30, 2018 based upon the closing price for the shares of ERI’s common stock as reported by The Nasdaq Stock Market.

As of February 25, 2019, there were 77,433,982 outstanding shares of the Registrant’s Common Stock.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.  Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2018.

ELDORADO RESORTS, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2018

i

PART I

Item 1.  Business.

Eldorado Resorts, Inc., a Nevada corporation, is referred to as the “Company,” “ERI,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.”

Overview

We are a geographically diversified gaming and hospitality company. As of December 31, 2018, we owned 28 gaming facilities in 13 states. Our properties, which are located in Ohio, Louisiana, Nevada, New Jersey, Pennsylvania, West Virginia, Colorado, Florida, Iowa, Mississippi, Illinois, Indiana and Missouri, feature approximately 30,000 slot machines and video lottery terminals (“VLTs”), approximately 800 table games and approximately 12,600 hotel rooms. Our primary source of revenue is generated by gaming operations, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.

We were founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. In 1993, we partnered with MGM Resorts International to build Silver Legacy Resort Casino (“Silver Legacy”), the first mega-themed resort in Reno. In 2005, we acquired our first property outside of Reno when we purchased a casino in Shreveport, Louisiana, now known as Eldorado Shreveport. In September 2014, we merged with MTR Gaming Group, Inc. and acquired its three gaming and racing facilities in Ohio, Pennsylvania and West Virginia. The following year, in November 2015, we acquired Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International. On May 1, 2017, we completed our acquisition of Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”), adding 13 gaming properties to our portfolio. On August 7, 2018, we acquired the Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino (“Elgin”) (“Elgin Acquisition”). On October 1, 2018, we completed our acquisition of Tropicana Entertainment, Inc. (“Tropicana”), adding seven properties to our portfolio (the “Tropicana Acquisition”).

We own 22 of our casinos and lease or manage our remaining casinos, including five casinos that are subject to a master lease with GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”), that we entered into in connection with the Tropicana Acquisition on October 1, 2018 (the “Master Lease”). (See full description under “Master Lease”).

Properties

The following table sets forth certain information regarding our properties (listed by the segment in which each property is reported) as of and for the year ended December 31, 2018:

	Year Acquired	Slot Machines and VLTs	Table and Poker Games	Hotel Rooms	Approximate Casino Square Footage
West Region:
Eldorado Resort Casino Reno	N/A	1,117	36	814	71,500
Silver Legacy Resort Casino	2015	1,119	61	1,685	90,100
Circus Circus Reno	2015	722	N/A	1,571	65,500
MontBleu Casino Resort & Spa	2018	474	17	438	45,000
Tropicana Laughlin Hotel and Casino	2018	895	20	1,487	53,700
Isle Casino Hotel - Black Hawk	2017	966	38	238	28,900
Lady Luck Casino - Black Hawk	2017	442	7	164	14,900
Midwest Region:
Isle Casino Waterloo	2017	939	23	194	39,300
Isle Casino Bettendorf	2017	969	15	509	36,700
Isle of Capri Casino Boonville	2017	881	20	140	26,600
Isle Casino Cape Girardeau	2017	863	24	N/A	41,500
Lady Luck Casino Caruthersville	2017	507	9	N/A	21,000
Isle of Capri Casino Kansas City	2017	938	13	N/A	39,800
South Region:
Isle Casino Racing Pompano Park	2017	1,596	39	N/A	45,000
Eldorado Resort Casino Shreveport	2005	1,388	60	403	80,600
Isle of Capri Casino Lula	2017	862	25	486	57,000
Lady Luck Casino Vicksburg	2017	607	N/A	89	25,000
Isle of Capri Casino Hotel Lake Charles	2017	1,164	45	493	26,200
Belle of Baton Rouge Casino & Hotel	2018	773	14	288	28,500
Trop Casino Greenville	2018	590	10	40	22,800
East Region:
Presque Isle Downs & Casino (1)	2014	1,596	39	N/A	59,400
Lady Luck Casino Nemacolin (1)	2017	600	28	N/A	24,700
Eldorado Gaming Scioto Downs	2014	2,238	N/A	N/A	130,000
Mountaineer Casino, Racetrack & Resort	2014	1,486	46	357	75,500
Tropicana Casino and Resort, Atlantic City	2018	2,464	125	2,366	128,000
Central Region:
Grand Victoria Casino	2018	1,088	30	N/A	36,700
Lumière Place Casino	2018	1,401	58	494	75,000
Tropicana Evansville	2018	1,128	41	338	45,400
Total		29,813	843	12,594	1,434,300
(1)

We sold Presque Isle Downs & Casino in January 2019 and have entered into an agreement to sell Lady Luck Casino Nemacolin. The Lady Luck Casino Nemacolin sale is expected to close in the first quarter of 2019.

West Region

The West segment consists of seven properties in Nevada and Colorado.

Eldorado Resort Casino Reno

Eldorado Resort Casino Reno (“Eldorado Reno”) is a premier hotel, casino and entertainment facility. The interior of the hotel is designed to create a European ambiance where hotel guests enjoy panoramic views of Reno’s skyline and the majestic Sierra Nevada mountain range. Eldorado Reno is centrally located in downtown Reno, Nevada. Eldorado Reno includes a casino, 11 restaurants, a showroom, VIP room, retail shops, convention center and an outdoor plaza located diagonal to Eldorado Reno which hosts a variety of special events. Eldorado Reno is connected with our other two Reno properties, Silver Legacy and Circus Reno, in a “seamless” manner by enclosed climate controlled skywalks (branded as “the Row”). The Row draws from residents of the Reno area as well as tourist visitation from northern California and the Pacific Northwest.

Silver Legacy Resort Casino

Silver Legacy is the tallest building in northern Nevada consisting of 37-, 34- and 31-floor tiers. Silver Legacy’s opulent interior showcases a casino built around Sam Fairchild’s 120-foot tall mining rig, which appears to mine for silver. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The Silver Legacy is centrally located in downtown Reno, Nevada and offers a casino, six restaurants, including the recently opened Ruth’s Chris Steak House, a 21,000 square-foot spa which opened in the fourth quarter of 2018, The Spa at Silver Legacy, an outdoor swimming pool and sundeck and retail shops.

Circus Circus Reno

Circus Reno is an iconic, circus‑themed hotel‑casino and entertainment complex with two hotel towers. It is conveniently located as the first casino directly off Interstate 80 when entering downtown Reno, Nevada. Circus Reno offers a casino, eight dining venues including a recently renovated food court, a midway featuring over 150 games, live circus acts, an arcade and a full service wedding chapel.

Isle Casino Hotel-Black Hawk

Isle Casino Hotel-Black Hawk (“Isle Black Hawk”) is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. Black Hawk is located approximately 40 miles east of the Denver, Colorado metropolitan area which serves as Isle Black Hawk’s primary feeder market. The property includes a casino, hotel, three dining venues, approximately 5,000 square feet of flexible space that can be used for meetings and special events, along with numerous surface parking spaces and an attached parking garage. Isle Black Hawk is connected to our Lady Luck Casino-Black Hawk property via sky bridges.

Lady Luck Casino-Black Hawk

Lady Luck Casino-Black Hawk (“Lady Luck Black Hawk”) is located across the intersection of Main Street and Mill Street from the Isle Black Hawk. The property consists of a casino, hotel, a restaurant, approximately 2,250 square feet of flexible space that can be used for meetings and special events, along with numerous surface parking spaces. Lady Luck Black Hawk is connected to our Isle Casino Hotel-Black Hawk property via sky bridges. The Denver, Colorado metropolitan area also serves as Lady Luck Black Hawk’s primary feeder market.

Tropicana Laughlin Hotel and Casino

Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") is located on an approximately 31-acre site on Casino Drive, Laughlin, Nevada's principal thoroughfare. Amenities include a hotel, a heated outdoor swimming pool, seven restaurants, an entertainment lounge with live music, a premium lounge for high-end players, an 800-seat multi-purpose showroom and concert hall, meeting and convention space, retail stores, an arcade and a covered parking structure. Tropicana Laughlin primarily draws customers from southern California and Arizona.

MontBleu Casino Resort & Spa

MontBleu Casino Resort & Spa (“MontBleu”) is situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains. In addition to the casino, the property offers a hotel, three restaurants and various non-gaming amenities, including retail shops, two nightclubs, a 1,300-seat showroom, approximately 14,000 square feet of meeting and convention space, a parking garage, a full-service health spa and workout area, an indoor heated lagoon-style pool with whirlpool and a 110-seat wedding chapel. MontBleu’s primary feeder markets include Northern California, the Reno area and the Pacific Northwest.

Midwest Region

The Midwest segment consists of six properties, four of which are dockside casinos and two land-based casinos, located in Iowa and Missouri.

Isle Casino Waterloo

Isle Casino Waterloo (“Waterloo”) is located in Iowa adjacent to Highway 218 and US 20. The property consists of a single-level land-based casino and offers a wide variety of non-gaming amenities including a hotel and three restaurants. Waterloo primarily draws customers from within a twenty-five mile radius of the property. The property also attracts customers from Cedar Rapids and Mason City, Iowa.

Isle Casino Bettendorf

Isle Casino Bettendorf (“Bettendorf”) is located in Iowa off Interstate 74, an interstate highway serving the Quad Cities metropolitan area, which consists of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois. Bettendorf consists of a land-based casino, three dining venues, two hotel towers and 40,000 square feet of convention and banquet space. The Quad Cities metropolitan area currently has three gaming operations, including our gaming facility, and is the main feeder market for Bettendorf.

Isle of Capri Casino Boonville

Isle of Capri Casino Boonville (“Boonville”) is located in Missouri three miles off Interstate 70, approximately halfway between Kansas City and St. Louis. It is the only gaming facility in central Missouri. The property consists of a single level dockside casino, three dining venues and offers a 32,400 square foot pavilion and entertainment center. Boonville attracts customers primarily from the Columbia and Jefferson City areas.

Isle Casino Cape Girardeau

Isle Casino Cape Girardeau (“Cape Girardeau”) is located three and a half miles from Interstate 55 in Southeast Missouri, approximately 120 miles south of St. Louis, Missouri. Cape Girardeau consists of a dockside casino, three dining venues and a pavilion and entertainment center with a wide variety of non-gaming amenities, including an events center, and overlooks the Mississippi river. Cape Girardeau primarily attracts customers from within a fifty-mile radius of the property.

Lady Luck Casino Caruthersville

Lady Luck Casino Caruthersville (“Caruthersville”) is a riverboat casino located in Missouri along the Mississippi River in Southeast Missouri. Caruthersville consists of a dockside casino, two dining venues, a 40,000 square foot pavilion and a 28-space RV park. Cape Girardeau is located approximately 85 miles north of Caruthersville. Caruthersville draws a significant amount of customers from the state of Tennessee including the communities of Dyersburg and Jackson. The property also attracts customers from Blytheville, Paragould and Jonesboro, Arkansas.

Isle of Capri Casino Kansas City

Isle of Capri Kansas City (“Kansas City”) consists of a dockside casino and two dining venues. It is the closest gaming facility to downtown Kansas City, Missouri. Kansas City attracts customers primarily from the Kansas City metropolitan area.

South Region

The South segment consists of seven properties, including five dockside casinos in Louisiana and Mississippi, one land-based casino in Mississippi and one racino in Florida.

Isle Casino Racing Pompano Park

Isle Casino Racing Pompano Park (“Pompano”), a casino and harness racing track located in Pompano Beach, Florida, is located off Interstate 95 and the Florida Turnpike on a 223-acre owned site, near Fort Lauderdale, midway between Miami and West Palm Beach. Pompano offers four dining venues and is the only racetrack licensed to conduct harness racing in Florida. In April 2018, we announced the formation of a joint venture with the Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack. Pompano primarily attracts customers from with a 25-mile radius of the property.

Eldorado Resort Casino Shreveport

Eldorado Resort Casino Shreveport (“Eldorado Shreveport”) is a premier resort with a tri-level riverboat casino and an all-suite art deco-style hotel located in Shreveport, Louisiana adjacent to Interstate 20, a major highway that connects the Shreveport market with the attractive feeder markets of East Texas and Dallas/Fort Worth, Texas. The property offers five restaurants, including a gourmet steakhouse, and a 380-seat grand ballroom. The principal target markets for Eldorado Shreveport are patrons from the Dallas/Fort Worth Metroplex and East Texas, which provides Eldorado Shreveport access to a large customer base within approximately 200 miles of Shreveport.

Isle of Capri Casino Lula

Isle of Capri Casino Lula (“Lula”) is located off of Highway 49, the only road crossing the Mississippi River between Mississippi and Arkansas for more than 50 miles in either direction. Lula consists of two dockside casinos, three dining venues and a land-based pavilion and entertainment center. Lula draws a significant amount of business from the Little Rock, Arkansas metropolitan area, which is located approximately 120 miles west of the property. Lula is also located approximately 60 miles southwest of Memphis, Tennessee.

Lady Luck Casino Vicksburg

Lady Luck Vicksburg (“Vicksburg”) is located off Interstate 20 and Highway 61 in western Mississippi, approximately 50 miles west of Jackson, Mississippi, and consists of a dockside casino, hotel and four dining venues. Vicksburg’s customers are drawn primarily from within a 60-mile radius of the property.

Isle of Capri Casino Hotel Lake Charles

Isle of Capri Casino Hotel Lake Charles (“Lake Charles”) is located on a 19-acre site along Interstate 10, the main thoroughfare connecting Houston, Texas to Lake Charles, Louisiana. Lake Charles offers a dockside casino, three dining venues and a 14,750 square foot entertainment center comprised of a 1,142-seat special events center designed for concerts, banquets and other events, meeting facilities and administrative offices. Lake Charles is the closest gaming market to the Houston metropolitan area, which is located approximately 140 miles west of Lake Charles. Lake Charles attracts customers primarily from southeast Texas and from local residents.

Trop Casino Greenville

Trop Casino Greenville (“Greenville”), located in Greenville, Mississippi, is a land-based gaming facility with slot machines and table games, two restaurants, a bar and 734 onsite parking spaces. The property also leases and operates the Greenville Inn & Suites, located less than a mile from the casino, and offers free shuttle service to and from Greenville. The property draws customers primarily from the local market and, to some extent, from the Little Rock, Vicksburg and Tunica markets.

Belle of Baton Rouge Casino & Hotel

Belle of Baton Rouge Casino & Hotel (“Baton Rouge”) is a dockside riverboat situated on approximately 23 acres on the Mississippi River in the downtown historic district of Baton Rouge, Louisiana. Amenities include a hotel, 25,000 square feet of meeting space, an outdoor pool, a fitness center, three dining venues and an entertainment venue inside a 56,000-square-foot glass atrium. The majority of Baton Rouge’s customers are drawn from within a 50-mile radius of the property.

East Region

The East segment consists of five properties, including three racinos located in Pennsylvania, Ohio and West Virginia, and two casinos in Pennsylvania and New Jersey.

Presque Isle Downs & Casino

Presque Isle Downs & Casino (“Presque Isle Downs”) is a casino and live thoroughbred horse racing facility located along Interstate 90 in Erie, Pennsylvania. The property offers live thoroughbred horse racing conducted from May through September and on‑site pari‑mutuel wagering and thoroughbred and harness racing simulcast from other prominent tracks, as well as wagering on Presque Isle Downs’ races. Additionally, the property offers four dining venues. Presque Isle Downs’ primary customers are locals or customers who reside within shorter distances from the property.

Lady Luck Casino Nemacolin

Lady Luck Casino Nemacolin (“Nemacolin”) is a casino located on the 2,000-acre Nemacolin Woodlands Resort in Western Pennsylvania. Nemacolin is the only casino in Fayette County, Pennsylvania. The property offers one dining option. Nemacolin attracts customers staying at the Nemacolin Woodlands Resort as well as from the 2.5 million people who reside within 60 miles of the property.

Eldorado Gaming Scioto Downs

Eldorado Gaming Scioto Downs (“Scioto Downs”) is a modern “racino” located in the heart of central Ohio, off Highway 23/South High Street, approximately eight miles from downtown Columbus. Scioto Downs is one of only two licensed gaming facilities in the Columbus area. Scioto Downs racino offers live standard bred harness horse racing conducted from May through mid‑September and on‑site pari‑mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks, as well as wagering on Scioto Downs’ races. Scioto Downs also offers three dining venues and a 118-room third party hotel connected to the casino. Scioto Downs attracts customers primarily from the greater Columbus area.

In addition, Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs Incorporated.

Mountaineer Casino, Racetrack & Resort

Mountaineer Casino, Racetrack & Resort (“Mountaineer”) is a hotel, casino, entertainment and live thoroughbred horse racing facility located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle approximately thirty miles from the Pittsburgh International Airport and a one‑hour drive from downtown Pittsburgh. Mountaineer is a diverse gaming, entertainment and convention complex offering live thoroughbred horse racing conducted from March through December and on‑site pari‑mutuel wagering and thoroughbred, harness and greyhound racing simulcast from other prominent tracks as well as wagering on Mountaineer’s races. Additionally, the property offers five dining venues. Mountaineer attracts customers primarily from the greater Pittsburgh area.

Tropicana Casino and Resort, Atlantic City

Tropicana Casino and Resort, Atlantic City (“Trop AC”) is situated on approximately 15 acres with approximately 660 feet of ocean frontage in Atlantic City, New Jersey. Located within driving distance from the densely populated New York-to-Washington D.C. corridor, the Atlantic City market typically attracts day-trip and overnight customers from within a 300-mile radius. Trop AC is one of the larger properties in Atlantic City featuring four hotel towers and the adjacent Chelsea Hotel in addition to approximately 124,800 square feet of gaming space. The property also features The Quarter, a Havana-themed, Las Vegas-style, approximately 200,000 square-foot indoor entertainment and retail center, 23 restaurants, nightclubs, shops and an IMAX theatre. Other amenities include a 2,000-seat showroom, an up-scale Disco themed nightclub, a full-service spa and salon, a health club and indoor pool, a beach and pool bar and approximately 99,000 square feet of meeting and convention space.

Central Region

The Central segment consists of three properties located in Indiana, Illinois and Missouri.

Tropicana Evansville

Tropicana Evansville (“Evansville”) is a large casino hotel and entertainment complex and a popular attraction in Evansville, the third largest city in the state of Indiana. The property serves customers in the tri-state region of southern Indiana, southeastern Illinois and western Kentucky and is the only full-service casino within an 85-mile radius. The land-based complex, which is anchored on each end by two hotels and encompasses approximately 79,000 square feet of enclosed space, includes approximately 45,000 square feet of casino floor, four dining venues, an entertainment lounge and back of house space.

Lumière Place Casino

Lumière Place Casino (“Lumière”) is located on approximately 20 acres in historic downtown St. Louis, Missouri near business and entertainment districts and overlooks the Mississippi River. Its location provides significant foot traffic from nearby venues including The Dome at America's Center, a multi-purpose stadium and convention center which is connected to Lumière via a pedestrian tunnel, the Gateway Arch and Busch Stadium. In addition to the casino, the Lumière complex includes the all-suites HoteLumière, the luxury Four Seasons Hotel St. Louis, three full service restaurants, retail shops, indoor pool and fitness center, full service spa and 28,000 square feet of meeting and convention space.

Grand Victoria Casino

The Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino (“Elgin”) is located in Elgin, Illinois approximately 40 miles west of downtown Chicago along the banks of the Fox River. The property features a dock-side casino and four dining venues. It also offers approximately 7,500 square feet of meeting, event and banquet space, a 1,450-space parking garage and additional surface parking for 600 vehicles.

Master Lease

The Master Lease provides for the lease of land, buildings, structures and other improvements on the land (including barges and riverboats), easements and similar appurtenances to the land and improvements relating to the operation of the leased properties. Our properties that are currently subject to the Master Lease are Trop AC, Laughlin, Greenville, Baton Rouge and Evansville. The Master Lease provides for an initial term of fifteen years with no purchase option. At our option, the Master Lease may be extended for up to four five-year renewal terms beyond the initial 15-year term. If we elect to renew the term of the Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. We do not have the ability to terminate its obligations under the Master Lease prior to its expiration without GLPI’s consent. The obligations of the tenant under the Master Lease are guaranteed by ERI.

The rent payable under the Master Lease is comprised of “Base Rent” and “Percentage Rent.” Base rent is the sum of:

•

Building Base Rent: a fixed component equal to $60.9 million during the first year of the Master Lease, and thereafter escalated annually by 2%, subject to a cap that would cause the preceding year’s adjusted revenue to rent ratio for the properties in the aggregate not to fall below 1.20:1.00 for the first five years of the Master Lease and 1.80:1.00 thereafter; plus

•	Land Base Rent: a fixed component equal to $13.4 million, subject to adjustment in the event of the termination of the Master Lease with respect to any of the leased properties.

The percentage rent payable under the Master Lease is adjusted every two years based on the actual net revenues of the leased properties during the two-year period then ended. The initial variable rent percentage, which is fixed for the first two years, is $13.4 million per year. The actual percentage increase is based on actual performance and may change materially.

The Master Lease is commonly known as a triple net lease. Accordingly, in addition to rent, we are required to pay the following, among other things: (i) lease payments to the underlying ground lessor for properties that are subject to ground leases; (ii) facility maintenance costs; (iii) all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties; (iv) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (v) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

The foregoing summary of the Master Lease is qualified in its entirety by reference to the Master Lease, which has been filed with the Securities and Exchange Commission.  It was determined that the Master Lease did not meet the requirements of a normal leaseback under Accounting Standards Codification (“ASC”) 840 “Leases” due to prohibited forms of continuing involvement and is therefore accounted for as a financing obligation.

Business Strengths and Strategy

Personal service and high-quality amenities

We focus on customer satisfaction and delivering superior guest experiences. We seek to provide our customers with an extraordinary level of personal service and popular gaming, dining and entertainment experiences designed to exceed customer expectations in a clean, safe, friendly and fun environment. Our senior management is actively involved in the daily operations of our properties, frequently interacting with gaming, hotel and restaurant patrons to ensure that they are receiving the highest level of personal attention. Management believes that personal service is an integral part of fostering customer loyalty and generating repeat business. We continually monitor our casino operations to react to changing market conditions and customer demands. We target both premium-play and value-conscious gaming patrons with differentiated offerings at our state-of-the-art casinos, which feature the latest in game technology, innovative bonus options, dynamic signage, customer-convenient features and non-gaming amenities at a reasonable value and price point. As we acquire properties, we have the ability to connect systems and market to our new customers by offering the benefits of our One Club player loyalty program which allows players to earn and redeem rewards across our portfolio.

Diversified portfolio across markets and customer segments

We are geographically diversified across the United States, with no single property accounting for more than 14% of our net revenues for the year ended December 31, 2018 after giving pro forma effect to the Elgin Acquisition and Tropicana Acquisition. Our customer pool draws from a diversified base of both local and out-of-town patrons. We have also implemented changes to our marketing strategies to reach more potential customers through targeted direct mail, expanded electronic communications and cross-property marketing initiatives. We believe we have assembled a platform on which we can continue to grow and provide a differentiated customer experience.

Management team with deep gaming industry experience and strong local relationships

We have a management team that includes senior executives with significant experience in the gaming and finance industries. Our extensive management experience, ability to identify attractive acquisition opportunities and implement our operating strategies to realize synergies and unwavering commitment to our team members, guests and equity holders have been the primary drivers of our strategic goals and success. We take pride in our reinvestment in our properties and the communities we support along with emphasizing our family-style approach to build loyalty among our team members and guests. We will continue to focus on the future growth and diversification of our company while maintaining our core values and striving for operational excellence.

Betting, Online Gaming and Development Opportunities

William Hill

In September 2018, we entered into a 25-year agreement, which became effective January 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which we (i) granted to William Hill the right to conduct betting activities in retail channels and under our first skin and third skin for online channels with respect to our current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing our second skin available with respect to properties in such territory.  Pursuant to the terms of the agreement, in January 2019 we received a 20% equity stake in William Hill US as well as 13.4 million ordinary shares of William Hill PLC, and we will receive a revenue share from the operation of retail betting and online betting and gaming activities. “Skin” in the context of this agreement refers to Eldorado’s ability to grant to William Hill an online channel that allows William Hill to operate online casino and sports gaming activities in reliance on, and utilizing the benefit of, any licenses granted to Eldorado or its subsidiaries.

The Stars Group

In November 2018, we entered into a 20-year agreement with The Stars Group Inc. (“TSG”) pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses. Pursuant to the terms of the TSG agreement, we received 1.1 million TSG common shares and we may receive an additional $5.0 million in TSG common shares upon the exercise of the first option by TSG. We may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in our markets.

Pompano

In April 2018, we entered into a joint venture with Cordish to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with our input and will submit it for our review and approval. We and Cordish have made initial cash contributions of $250,000 each and could be required to make additional contributions to a maximum of $2.0 million ($1.0 million per member) at the request of the managing member. We have agreed to contribute land to the joint venture for the project. We will participate evenly with Cordish in the profits and losses of the joint venture.

Competition

The gaming industry is characterized by an increasingly high degree of competition and competition is intense in most of the markets in which we operate.  We compete with a variety of gaming operations, including land-based casinos, dockside casinos, riverboat casinos, casinos located on racing tracks and casinos located on Native American reservations as well as other forms of legalized gaming such as video gaming terminals (VGTs) at bars, restaurants and truck stops. We also compete, to a lesser extent, with other forms of legalized gaming and entertainment such as online gambling, bingo, pull tab games, card parlors, sports books, fantasy sports websites, “cruise-to-nowhere” operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, and, in the future, may compete with gaming at other venues. In addition, we compete more generally with other forms of entertainment for the discretionary spending of our customers.  Certain of our competitors are large gaming companies with greater name recognition and marketing and financial resources.  In some instances, particularly in the case of Native American casinos, our competitors pay lower taxes or no taxes.  These factors create additional challenges for us in competing for customers and accessing cash flow or financing to fund improvements for our casino and entertainment product that enable us to remain competitive.

Governmental Gaming Regulations

The gaming and racing industries are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. We are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where our facilities are located or docked. These laws, rules and regulations generally concern the responsibility, financial stability and characters of the owners, managers, and persons with financial interests in the gaming operations. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced in legislatures of jurisdictions in which we have operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. We do not know whether or when such legislation will be enacted. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect us.

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

Seasonality

Casino, hotel and racing operations in our markets are subject to seasonal variation. Seasonal weather conditions can frequently adversely affect transportation routes to each of our properties and may cause flooding and other effects that result in the closure of our properties. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

Environmental Matters

We are subject to various federal, state and local environmental, health and safety laws and regulations, including those relating to the use, storage, discharge, emission and disposal of hazardous materials and solid, animal and hazardous wastes and exposure to hazardous materials. Such laws and regulations can impose liability on potentially responsible parties, including the owners or operators of real property, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed of or released. In addition to investigation and remediation liabilities that could arise under such laws and regulations, we could also face personal injury, property damage, fines or other claims by third parties concerning environmental compliance or contamination or exposure to hazardous materials and could be subject to significant fines or penalties for any violations. We have from time to time been responsible for investigating and remediating, or contributing to remediation costs related to, contamination located at or near certain of our facilities, including contamination related to underground storage tanks and groundwater contamination arising from prior uses of land on which certain of our facilities are located. In addition, we have been, and may in the future be, required to manage, abate, remove or contain manure and wastewater generated by concentrated animal feeding operations due to our racetrack operations, mold, lead, asbestos‑containing materials or other hazardous conditions found in or on our properties. Although we have incurred, and expect that we will continue to incur, costs related to the investigation, identification and remediation of hazardous materials or conditions known or discovered to exist at our properties, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.

Employees and Labor Relations

As of December 31, 2018, we had approximately 18,700 employees. As of such date, we had 21 collective bargaining agreements covering approximately 3,400 employees. Two collective bargaining agreements are scheduled to expire in 2019, and we are currently renegotiating three collective bargaining agreements that expired in 2018. There can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.

Cautionary Statement Regarding Forward‑Looking Information

This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward‑looking statements. Specifically, forward-looking statements may include, among others, statements concerning:

•	projections of future results of operations or financial condition;
•	expectations regarding our business and results of operations of our existing casino properties and prospects for future development and expansion of sports betting and online betting and gaming;
•	expectations regarding trends that will affect our market and the gaming industry generally and the impact of those trends on our business and results of operations;
•	our ability to comply with the covenants in the agreements governing our outstanding indebtedness;
•	our ability to meet our projected debt service obligations, operating expenses, and maintenance capital expenditures;
•	expectations regarding availability of capital resources;

•	our intention to pursue development opportunities and acquisitions and our ability to obtain financing for, and realize the anticipated benefits, of such development and acquisitions; and
•	the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects.

Any forward‑looking statements are based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of operations may vary materially from any forward‑looking statements made herein. Forward‑looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Forward-looking statements should not be regarded as a representation by us or any other person that the forward‑looking statements will be achieved. Undue reliance should not be placed on any forward‑looking statements. Some of the contingencies and uncertainties to which any forward‑looking statement contained herein is subject include, but are not limited to, the following:

•

our substantial indebtedness and significant financial commitments, including our obligations under the Master Lease, could adversely affect our results of operations and our ability to service such obligations, react to changes in our markets and pursue development and acquisition opportunities;

•	restrictions and limitations in agreements governing our debt could significantly affect our ability to operate our business and our liquidity;
•	risks relating to payment of a significant portion of our cash flow as debt service and rent under the Master Lease;
•	financial, operational, regulatory or other potential challenges that may arise as a result of leasing of a number of our properties from a single lessor;
•	our facilities operate in very competitive environments and we face increasing competition, including through legalization of online betting and gaming;
•

uncertainty regarding legalization of betting and online gaming in the jurisdictions in which we operate and conditions applicable to obtaining the licenses required to enable our betting and online gaming partners to conduct betting and gaming activities;

•	the ability to identify suitable acquisition opportunities and realize growth and cost synergies from any future acquisitions;
•	future maintenance, development or expansion projects will be subject to significant development and construction risks;
•	our operations are particularly sensitive to reductions in discretionary consumer spending and are affected by changes in general economic and market conditions;
•	our gaming operations are highly regulated by governmental authorities and the cost of complying or the impact of failing to comply with such regulations;
•	changes in gaming taxes and fees in jurisdictions in which we operate;
•	risks relating to pending claims or future claims that may be brought against us;
•	changes in interest rates and capital and credit markets;
•	our ability to comply with certain covenants in our debt documents and the Master Lease;
•	the effect of disruptions to our information technology and other systems and infrastructure;
•	our ability to attract and retain customers;
•	weather or road conditions limiting access to our properties;
•	the effect of war, terrorist activity, acts of violence, natural disasters and other catastrophic events;
•	the intense competition to attract and retain management and key employees in the gaming industry; and
•	Other factors set forth under “Item 1A. Risk Factors.”

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

Available Information

We are required to file annual, quarterly and other current reports and information with the Securities and Exchange Commission (“SEC”). Because we submit filings to the SEC electronically, access to this information is available at the SEC’s website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC.

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

We face substantial competition in the hotel and casino industry and expect that such competition will continue

The gaming industry is characterized by an increasingly high degree of competition and competition is intense in most of the markets in which we operate.  We compete with a variety of gaming operations, including land-based casinos, dockside casinos, riverboat casinos, casinos located on racing tracks and casinos located on Native American reservations and other forms of legalized gaming such as video gaming terminals (VGTs) at bars, restaurants and truck stops. We also compete, to a lesser extent, with other forms of legalized gaming and entertainment such as online gambling, bingo, pull tab games, card parlors, sports books, fantasy sports websites, “cruise-to-nowhere” operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai, and, in the future, may compete with gaming at other venues. In addition, we compete more generally with other forms of entertainment for the discretionary spending of our customers.  Certain of our competitors are large gaming companies with greater name recognition and marketing and financial resources.  In some instances, particularly in the case of Native American casinos, our competitors pay lower taxes or no taxes.  These factors create additional challenges for us in competing for customers and accessing cash flow or financing to fund improvements for our casino and entertainment product that enable us to remain competitive.

In addition, states that already have legalized casino gaming may further expand gaming, and other states that have not yet legalized gaming may do so in the future. Legalized casino gaming in these states and on Native American reservations in or near our markets or changes to gaming laws in states in which we have operations and in states near our operations could increase competition and could adversely affect our operations. There has been significant competition in our markets as a result of the expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes in prior years and expanded gaming is under consideration in certain of our markets. For example, gaming facilities in Ohio that commenced operations in recent years present significant competition for Mountaineer, Presque Isle Downs, Nemacolin and Scioto Downs. In addition, the Governor of Pennsylvania signed legislation in October 2017 expanding gaming to allow for up to ten additional casino locations, video gaming terminals (VGTs) at truck stops, interactive gaming (iGaming), gaming at airports and potentially sports wagering. In Missouri, there are two proposals pending before the Missouri General Assembly for the expansion of gaming in the state.  The Missouri sports betting bill would allow Class B gaming licensees and daily fantasy sports licensees to conduct sports wagering including on mobile devices so long as such devices are located within the state of Missouri.  The Missouri video lottery terminal bill would allow the state lottery to operate video gaming terminals, similar to slot machines, at various locations distributed across the state including bars, restaurants, veterans and fraternal organizations and convenience stores throughout the state.  Each of these bills are in the early stages of the law making process and subject to significant changes in proposed statutory language prior to enactment. Any such expansion of legalized gaming could adversely impact our properties.

Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City and Lake Charles markets draw customers, primarily Texas. The Texas legislature has from time to time considered proposals to legalize gaming, and there can be no assurance that casino gaming will not be approved in Texas in the future, which could have a material adverse effect on Eldorado Shreveport and Lake Charles. Additionally, since visitors from California comprise a significant portion of our customer base in Reno, we also compete with Native American gaming operations in California. Native American tribes are allowed to operate slot machines, lottery games and banking and percentage games on Native American lands. A number of Native American tribes have established large-scale gaming facilities in California. Additionally, from time to time the State of Florida has entered into or amended gaming compacts with Native American casinos or enacted, amended or discussed possible changes in gaming laws which could have positive or negative impacts on our Pompano operations. In addition, various forms of internet gaming have been approved in Nevada, New Jersey, Delaware, and Pennsylvania, and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition.

Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties to increase the attractiveness and add to the appeal of our facilities. Because a significant portion of our cash flow is required to pay obligations under our outstanding indebtedness and the Master Lease, there can be no assurance that we will have sufficient funds to undertake these expenditures or that we will be able to obtain sufficient financing to fund such expenditures. If we are unable to make such expenditures, our competitive position could be negatively affected.

Our operations in certain jurisdictions depend on agreements with third parties

Our operations in several jurisdictions depend on agreements with third parties. If we are unable to renew these agreements on satisfactory terms as they expire, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, Iowa law requires that each gambling venue in Iowa must have a licensed “Qualified Sponsoring Organization,” or QSO, which is a tax-exempt non-profit organization. The QSO must donate the profits it receives from casino operations to educational, civic, public, charitable, patriotic or religious uses. Both of our Iowa properties have an agreement with a local QSO. We have the right to renew our agreements for Bettendorf and Waterloo when they expire in 2025 and 2021, respectively.

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

We currently lease certain parcels of land on which several of our properties are located, including five of the properties that we acquired in the Tropicana Acquisition. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership of the underlying land. Accordingly, we have no interest in the leased land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases which are beyond our control.  If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Our leases provide that they may be terminated for a number of reasons, including failure to pay rent, taxes or other payment obligations or the breach of other covenants contained in the leases. In particular, the Master Lease requires initial annual rent payments of at least $87.6 million, which is subject to escalation annually, and obligates us to make specified minimum capital expenditures with respect to the leased properties. If our business and properties fail to generate sufficient earnings, the payments required to service the rent obligations under the Master Lease could materially and adversely limit our ability to react to changes in our business and make acquisitions and investments in our properties. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. A termination of our ground leases or the Master Lease could result in a default under our debt agreements and could have a material adverse effect on our business, financial condition and results of operations. Further, in the event that any lessor of our leased properties, including properties that are subject to the Master Lease, encounters financial, operational, regulatory or other challenges, there can be no assurance that such lessor will be able to comply with its obligations under the applicable lease.

Certain of our leases, including the Master Lease, are “triple-net” leases. Accordingly, in addition to rent, we are required to pay, among other things, the following: (1) lease payments to the underlying ground lessor for properties that are subject to ground leases; (2) facility maintenance costs; (3) all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties; (4) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to the lessor as the owner of the associated facilities. In addition, we remain obligated for lease payments and other obligations under the Master Lease and other ground leases even if one or more of such leased facilities is unprofitable or if we decide to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive Federal, state and local regulation and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business

Licensing Requirements.  The ownership and operation of casino gaming, riverboat and horse racing facilities are subject to extensive federal, state, and local regulation, and regulatory authorities at the federal, state, and local levels have broad powers with respect to the licensing of gaming businesses and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines, and take other actions, each of which poses a significant risk to our business, financial condition, and results of operations. We currently hold all state and local licenses and related approvals necessary to conduct our present gaming operations, but we must periodically apply to renew many of our licenses and registrations. We cannot assure you that we will be able to obtain such renewals. Any failure to maintain or renew our existing licenses, registrations, permits or approvals would have a material adverse effect on us. Furthermore, if additional laws or regulations are adopted or existing laws or regulations are amended or interpreted differently, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us.

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

We have partnership agreements to expand our sportsbook business and engage in online sportsbook, casino gaming and poker. There can be no assurance that regulations authorizing such activities will be approved in the jurisdictions in which we operate or that the market for such gaming activities will develop as expected.

During the second quarter of 2018, the U.S. Supreme Court overturned the Federal ban on sports betting.  As a result, several jurisdictions in which we operate legalized sports betting and additional jurisdictions may do so in the future.  We currently accept wagers on sporting events in Nevada, New Jersey and West Virginia and anticipate accepting wagers on sporting events during the first quarter of 2019 at our casinos located in Pennsylvania and Mississippi. However, our ability to expand our sports betting and online operations is dependent on adoption of regulations permitting sports betting in the United States and may be negatively impacted by a recent opinion of the U.S. Justice Department’s Office of Legal Counsel relating to the restrictions on online gaming under existing Federal statutes. There can be no assurances when, or if, regulations enabling sports betting and online sportsbook, casino gaming and poker will be adopted, or the terms of such regulations, in certain of the jurisdictions in which we operate.

Following the repeal of the Federal ban on sports betting, we entered into a definitive agreement with William Hill pursuant to which William Hill has agreed to operate as our sports betting operator, including with respect to mobile and online sports wagering, for a period of 25 years. We also entered into a 20-year agreement with TSG pursuant to which we agreed to provide TSG with options to obtain access to certain of our licenses for online sports wagering and real money online gaming and poker.  We received equity interests in William Hill US, William Hill PLC and TSG in consideration for the execution of these agreements and we may in the future receive additional consideration, including revenue sharing based on the betting and gaming operations conducted under the authority of our licenses or in our markets.  To the extent permitted under our agreements with William Hill and TSG, we will continue to evaluate options for additional partnerships to operate online betting and gaming activities under the authority of our licenses and may in the future enter into additional partnership agreements with respect to such operations.

The market for sports betting and online gaming is rapidly evolving and highly competitive with an increasing number of competitors. The success of our sportsbook and online betting and gaming partners, the value of our equity interests in William Hill and TSG and the results of operations from sports betting and online sportsbook and gaming conducted at our properties or under the authority of our licenses are dependent on a number of factors that are beyond our control, including:

•	the timing of adoption of regulations authorizing such betting and gaming activities and the restrictions contained in such regulations;
•	the tax rates and license fees applicable to such activities;
•	our ability to gain market share in a newly developing market;
•	the potential that the market does not develop at all or does not develop as we anticipate;
•	our ability to compete with new entrants in the market;
•	changes in consumer demographics and public tastes and preferences; and
•	the availability and popularity of other forms of entertainment.

There can be no assurance as to the returns that we will receive from our current and anticipated sports betting and online gaming operations or our partnerships with William Hill and TSG or future similar arrangements with other market service providers.

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

Work stoppages, organizing drives and other labor problems could negatively impact our future profits

As of December 31, 2018, we had 21 collective bargaining agreements covering approximately 3,400 employees. A lengthy strike or other work stoppages at any of our casino properties could have an adverse effect on our business and results of operations. Given the large number of employees, labor unions are making a concerted effort to recruit more employees in the gaming industry, including at some of our properties. As a result, we cannot provide any assurance that we will not experience additional and more successful union organization activity in the future.

Because we own real property, we will be subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities

We are subject to various federal, state and local environmental, health and safety laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as the use, storage, discharge, emission and disposal of solid, animal and hazardous wastes and exposure to hazardous materials. These laws and regulations are complex and frequently subject to change. In addition, our horse racing facilities are subject to laws and regulations that address the impacts of manure and wastewater generated by Concentrated Animal Feeding Operations (“CAFO”) on water quality, including, but not limited to, storm water discharges. CAFO regulations include permit requirements and water quality discharge standards. Enforcement of CAFO regulations has been receiving increased governmental attention. Compliance with these and other environmental laws can, in some circumstances, require significant capital expenditures. We have from time to time been responsible for investigating and remediating, or contributing to remediation costs related to, contamination located at or near certain of our facilities, including contamination related to underground storage tanks and groundwater contamination arising from prior uses of land on which certain of our facilities are located. In addition, we have been, and may in the future be, required to manage, abate, remove or contain manure and wastewater generated by concentrated animal feeding operations due to our racetrack operations, mold, lead, asbestos‑containing materials or other hazardous conditions found in or on our properties. Moreover, violations can result in significant fines or penalties and, in some instances, interruption or cessation of operations.

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

An earthquake, hurricane, flood, other natural disaster, act of terrorism or other casualty events could adversely affect our business and we may not have sufficient insurance coverage to cover such losses

The operations of our facilities are subject to disruption or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events, including acts of terrorism or violence. The Reno area has been, and may in the future be, subject to earthquakes and other natural disasters and certain of our other properties are located in flood zones or are otherwise subject to significant disruption based on adverse weather conditions. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with other casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions and other disasters. For example, flooding along the Mississippi River can impact eight or more of our properties and result in them being closed for differing periods of time. Our properties in Florida, Mississippi, Louisiana and New Jersey are particularly vulnerable to hurricanes, wind and storm surge. Our Pompano property was closed for four days in 2017 because of storms. In addition, severe weather such as high winds and blizzards occasionally limits access to our land-based facilities in Colorado and Reno. Inadequate insurance or lack of available insurance for these and other certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. Further, if properties subject to the Master Lease are impacted by a casualty event, the Master Lease requires us to repair or restore the affected properties even if the cost of such repair or restoration exceeds the insurance proceeds that we receive. Under such circumstances, the rent under the Master Lease is required to be paid during the period of repair or restoration even if all or a portion of the affected property is not operating. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of the casualty event or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism, violence, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our obligations. Further, we renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from coverage. Among other factors, it is possible that regional political tensions, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits), additional exclusions from coverage or higher deductibles. Among other potential future adverse changes, in the future we may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

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

Our reliance on our computer systems and software could expose us to great financial harm if any of our computer systems or software were subject to any material disruption or corruption.

We rely significantly on our computer systems and software to receive and properly process internal and external data, including data related to our player loyalty program. A disruption or corruption of the proper functioning of our computer systems or software could cause us to lose data or record erroneous data, which could result in material losses. We cannot guarantee that our efforts to maintain competitive computer systems and software will be successful. Our computer systems and software may fail or be subject to bugs or other errors, resulting in service interruptions or other unintended consequences. If any of these risks materialize, they could have a material adverse effect on our business, financial condition, and results of operations.

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

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security

We collect information relating to our guests and employees for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States. We rely on information technology and other systems to maintain and transmit this personal and financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. Our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third-party vendors.  We face cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Cyber-attacks and security breaches may include, but are not limited to, attempts to access information, including customer and company information, computer malware such as viruses, denial of service, ransomware attacks that encrypt, exfiltrate, or otherwise render data unusable or unavailable in an effort to extort money or other consideration as a condition to purportedly returning the data to a usable form, operator errors or misuse, or inadvertent releases of data, and other forms of electronic security breaches. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact, operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

In addition, third party service providers and other business partners process and maintain proprietary business information and data related to our guests, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third-party penetration of our network security or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or those of a third party service provider or business partner. As a result, our business information, guest, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

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

Our operations have historically been subject to seasonal variations and quarterly fluctuations in operating results, and we can expect to experience such variations and fluctuations in the future

Historically, our operations have typically been subject to seasonal variations. Our strongest operating results for our Reno properties have generally occurred in the second and third quarters and the weakest results have generally occurred during the period from November through February when weather conditions adversely affected operating results. Winter conditions can frequently adversely affect transportation routes to Reno, where a significant of our visitors arrive by ground transportation, and certain of our other properties and cause cancellations of live horse racing. For example, the Reno-Tahoe area experienced exceptionally high levels of snowfall in the first quarter of 2017, with certain resorts in the Tahoe area reporting over 50 feet of snowfall during such time, which adversely affected visitation to our Reno properties and adversely affected our results of operations for the first quarter of 2017. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

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

Although we only intend to engage in acquisitions that, if consummated, will be accretive to us and our stockholders, we cannot be sure that we will be able to identify attractive acquisition opportunities or that we will experience the return on investment that we expect. In particular, while we currently anticipate that the acquisitions of Tropicana and Elgin will be accretive to our earnings per share in 2019, this expectation is based on estimates and assumes certain synergies expected to be realized over a 12-month period following the completion of the acquisitions. Such estimates and assumptions could materially change due to factors beyond our control and could delay, decrease or eliminate the expected accretive effect of the acquisitions and cause resulting dilution to our earnings per share or negatively impact the price of our common stock.

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

We may experience construction delays or cost overruns during our expansion or development projects that could adversely affect our operations

From time to time, we may commence development and construction projects on new properties or at our current properties. We also evaluate other expansion opportunities as they become available and may in the future engage in additional construction projects.  As an example, we recently formed a joint venture with Cordish to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the Pompano casino and racetrack.  The anticipated costs and construction periods for development and construction projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us or, in the case of Pompano, our joint venture partner, in consultation with our architects, all of which are subject to assumptions that may be subject to change based on unforeseen circumstances. Development and construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite entitlements, licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations.

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

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets, which could negatively affect our operating results

As of December 31, 2018, we had $2.4 billion of goodwill and other intangible assets. We perform annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each fiscal year, or on an interim basis if indicators of impairment exist. For properties with goodwill and/or other intangible assets with indefinite lives, these tests could require the comparison of the implied fair value of each reporting unit to carrying value. In conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018 as a result of the announced sale to Churchill Downs Incorporated, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds. The impairment reduced the value of goodwill. Additionally, in conjunction with the agreement to sell our rights and obligations to operate Nemacolin, an impairment charge totaling $3.8 million was recorded in 2018 due to the carrying value of the property and equipment being sold exceeding the estimated net sales proceeds.

During the fourth quarter of 2017, we recorded an impairment charge totaling $38.0 million to reduce the carrying value of goodwill and/or trade names related to our Lake Charles, Lula and Vicksburg reporting units.

We must make various assumptions and estimates in performing our impairment testing.  Our qualitative assessments including assumptions regarding market and industry conditions and our financial performance. Our quantitative assessment relies on estimates of future cash flows that are based on reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets including their eventual disposition and by a market approach based upon valuation multiples for similar companies. Changes in estimates or market conditions, increases in our cost of capital, reductions in transaction multiples, operating and capital expenditure assumptions or application of alternative assumptions and definitions, could produce significantly different results.

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

Risks Related to our Capital Structure and Equity Ownership

Our obligations under our indebtedness and Master Lease are significant

As of December 31, 2018, we had $3.3 billion of total indebtedness outstanding consisting of $956.8 million outstanding under our term loan facility (the “Term Loan Facility” or “Term Loan”), $600 million in aggregate principal amount of outstanding 6.0% senior notes due 2026 (the “6% Senior Notes due 2026”), $875.0 million in aggregate principal amount of outstanding 6.0% senior notes due 2025 (the “6% Senior Notes due 2025”), $375.0 million in aggregate principal amount of outstanding 7.0% senior notes due 2023 (the “7% Senior Notes due 2023”) and $246.0 million of principal outstanding under our loan to fund the purchase of Elgin (“Lumière Loan”). As of December 31, 2018, we had $245.0 outstanding under our $500.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”). In addition, our annual rent payment under the Master Lease is at least $87.6 million and is subject to annual escalation.  These financial obligations may have important negative consequences for us, including:

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

In addition, the Master Lease requires us to make specific minimum investments in capital expenditures and, subject to certain caps, the rent escalations under the Master Lease will continue to apply regardless of the cash flows generated by the properties subject to the Master Lease and the obligations under the Master Lease are guaranteed by ERI.  If the cash flows generated by the leased properties decrease, or do not increase at the same rate as the rent escalations, the rent payable under the Master Lease and required capital expenditures could constitute a higher percentage of cash flows generated by the leased properties, which could materially exacerbate the consequences described above.

Despite our current indebtedness levels, we and our subsidiaries may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, and may enter into financing obligations similar to the Master Lease in the future. As of December 31, 2018, we had $242.3 million of borrowing capacity, after consideration of $12.7 million in outstanding letters of credit, under our Credit Facility. Our existing debt agreements currently permit, and we expect that agreements governing debt that we incur in the future will permit, us to incur certain other additional secured and unsecured debt. Further, we may incur other liabilities that do not constitute indebtedness. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.

We may not be able to generate sufficient cash to service all of our indebtedness and pay rent under the Master Lease and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

Our ability to satisfy our rent obligations under the Master Lease and make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay rent under the Master Lease and the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service and rent obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and rent obligations. If our operating results and available cash are insufficient to meet our debt service and rent obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the agreements governing our existing debt restrict sales of assets and limit the use of the proceeds from any disposition and our Master Lease limits our ability to dispose of leased properties; as a result, we may not be allowed, under these documents, to dispose of certain of our properties and use proceeds from such dispositions to satisfy all current debt service obligations.

The agreements governing our debt and the Master Lease impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities

The agreements governing our existing debt impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

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

In addition, our Master Lease imposes restrictions on the business activities of the tenant, including restrictions on transfers of leased properties, requirements to make minimum specified levels of capital expenditures and limitations on the operation of the leased properties.  The Master Lease also restricts payments of dividends if the tenant does not meet the specified minimum adjusted revenue to rent ratio.

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The restrictions caused by such covenants could also place us at a competitive disadvantage to our competitors.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Information relating to the location and general characteristics of our properties is provided in Part I, Item I, Business, Properties.

As of December 31, 2018, our facilities located on property that we own or lease, were as follows:

•	We lease approximately 30,000 square feet on the approximately 159,000 square foot parcel on which Eldorado Reno is located, in Reno, Nevada.
•	We own two parcels of property totaling approximately 38,000 square feet across the street from Eldorado Reno and two adjacent parcels totaling approximately 18,700 square feet.
•	We own five acres of land in Reno, Nevada where the Silver Legacy is located.
•	Circus Reno leases approximately 36,000 square feet on the approximately 10 acres on which Circus Reno is located, in Reno, Nevada.
•	We lease approximately nine acres of land in Shreveport, Louisiana on which Eldorado Shreveport is located.
•

Mountaineer is located on approximately 1,680 acres of land that we own in Chester, Hancock County, West Virginia. Included in the 1,680 acres of land is approximately 1,290 acres of land that are considered non‑operating real properties.

•	Scioto Downs is located on approximately 208 acres of land that we own in Columbus, Ohio.
•

Presque Isle Downs is located on 272 acres of land that we own in Summit Township, Erie County, Pennsylvania. In addition, we own two other parcels of land: a 213‑acre site in McKean Township, Pennsylvania and a six acre site in Summit Township that formerly housed an off‑track wagering facility, each of which are considered non‑operating real properties.

•

We own approximately 10 acres of land in Black Hawk, Colorado for use in connection with our Black Hawk operations. The property leases an additional parcel of land adjoining the Isle Black Hawk where the Lady Luck Hotel and parking lot are located. We own or lease approximately seven acres of land in Black Hawk, Colorado for use in connection with the Lady Luck Black Hawk. The property leases an additional parcel of land near the Lady Luck Black Hawk for parking as described above.

•	We own approximately 223 acres of land at Pompano. We have agreed to contribute a portion of this land to our joint venture project with Cordish.
•	We own approximately 2.7 acres and lease approximately 16.2 acres of land in Calcasieu Parish, Louisiana for use in connection with our Lake Charles operations.
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

•	We own approximately 60 acres in Vicksburg, Mississippi which are used in connection with the operations of our Vicksburg property.
•	We lease our 27-acre casino site in Boonville, Missouri.
•	We own approximately 22 acres in Cape Girardeau, Missouri which are used in connection with the operations of our Cape Girardeau property.
•	We own approximately 37 acres, including our riverboat casino in Caruthersville, Missouri.
•	We lease approximately 28 acres of land in connection with the operation of our Kansas City property.
•	We operate under a lease for 30 acres of land and building in which we operate our Nemacolin casino.
•	We lease approximately 18 acres of land and our casino and hotel in Atlantic City under the Master Lease.
•	We lease approximately 29 acres of land and our casino and two hotels in Evansville, Indiana under the Master Lease.
•	We lease approximately 94 acres of land, our casino and hotel in Laughlin, Nevada under the Master Lease.
•	We lease approximately seven acres, our riverboat and land side casino and hotel in Greenville, Mississippi under the Master Lease.
•

We lease approximate 18 acres of land, our dockside gaming facility and a hotel in Baton Rouge, Louisiana. Approximately 14 acres are leased under the Master Lease, while the remainder our leased from unrelated third parties.

•	We own approximately 19 acres of land and our gaming facility and hotels in St. Louis, Missouri related to our Lumière casino. The purchase of this real property was financed under the Lumière Loan.
•	We lease approximately 21 acres of land in South Lake, Tahoe, Nevada, on which our casino and hotel facilities and related parking lot are located.
•	We lease our corporate offices in Reno, Nevada, Creve Coeur, Missouri and Las Vegas, Nevada.

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

Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol “ERI”. On February 25, 2019, the NASDAQ Official Closing Price for our common stock was $48.09. As of February 25, 2019, there were approximately 698 holders of record of our common stock.

We have not paid any cash dividends on our common stock. We intend to retain all of our earnings to finance the development of our business, and thus, do not anticipate paying cash dividends on our common stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operations and capital requirements, our general financial condition and general business conditions. In addition, our senior secured credit facility and senior notes restrict, among other things, our ability to pay dividends. In addition, the Master Lease prohibits, and future financing arrangements may prohibit, the payment of dividends under certain conditions. For further information relating to our and our subsidiaries’ dividend policies, see Part II, Item 7, Liquidity and Capital Resources, included in this report.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018, with respect to compensation plans under which equity securities that we have authorized for issuance.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
MTR Gaming Group, Inc. 2010 Long Term Incentive Plan	30,600	$3.98	—

Isle of Capri Casinos, Inc. Second Amended and Restated 2009 Long Term Stock Incentive Plan	132,548	$13.23	—

Eldorado Resorts, Inc. 2015 Equity Incentive Plan	1,173,627	$21.89	1,363,121

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

Share Repurchase Program

In November 2018, the Company’s board of directors authorized a common stock repurchase program of up to $150 million of stock (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that the Company is required to repurchase under the Share Repurchase Program.

The Company acquired 223,823 shares of common stock at an aggregate value of $9.1 million and an average of $40.80 per share during the fourth quarter of 2018.

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

December 2018

Past stock price performance is not necessarily indicative of future results. The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data of the Company as of and for each of the five years ended December 31, 2018. This information should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K. The historical operating results for the periods presented below are not necessarily indicative of the results of operations to be expected in future years.

The presentation of information herein for periods prior to our acquisitions of MTR Gaming Group, Inc., Circus Reno, Silver Legacy, Isle, Elgin and Tropicana are not fully comparable because the results of operations for these acquired entities are not included for periods prior to such acquisitions.

SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands)

	Year Ended December 31,
	2018 (3)	2017 (3)	2016 (3)	2015 (3)	2014 (4)
Consolidated Statement of Operations Data:
Net operating revenues	$2,056,007	$1,480,798	$900,465	$724,345	$361,823

Operating income	310,103	94,810	88,700	72,621	17,555

Net (loss) income before income taxes (1)	135,622	(43,389)	37,628	44,708	(12,554)

Net income (loss)	95,235	73,380	24,527	114,246	(14,322)

Less: Net loss attributable to non-controlling interest	—	—	—	—	(103)

Net income (loss) attributable to the Company	$95,235	$73,380	$24,527	$114,246	$(14,425)

Basic net income (loss) per common share	$1.23	$1.09	$0.52	$2.45	$(0.48)
Diluted net income (loss) per common share	$1.22	$1.08	$0.51	$2.43	$(0.48)

	At December 31,
	2018 (3)	2017 (3)	2016 (3)	2015 (4)	2014 (4)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$230,752	$134,596	$61,029	$78,278	$87,604
Total assets	5,911,462	3,546,472	1,294,044	1,325,008	1,171,559
Total debt (2)	3,261,735	2,190,193	800,426	866,237	775,059
Stockholders’ equity	1,029,153	941,597	295,969	268,460	151,622

Footnotes to Selected Consolidated Financial Data:

(1)

Prior to September 19, 2014, we were taxed as a partnership under the Internal Revenue Code pursuant to which income taxes were primarily the responsibility of the partners. On September 18, 2014, as part of the merger with MTR Gaming Group, Inc. (“MTR”), we became a C corporation subject to the federal and state corporate‑level income taxes at prevailing corporate tax rates. While taxed as a partnership, we were not subject to federal income tax liability but made distributions to our equity holders to cover such liabilities.

(2)

Total debt, including the current portion, is reported net of unamortized discounts and premiums, and includes capital leases of $0.6 million, $0.9 million, $0.5 million and $0.8 million for the years ended December 31, 2018, 2017, 2016 and 2015, respectively. There were no capital leases in 2014.

(3)

Amounts reflect the adoption of ASC 606. The Company adopted this standard effective January 1, 2018, and elected to apply the full retrospective adoption method. See the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2018, which recast certain financial information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(4)	Amounts have not been adjusted to reflect the impact of the adoption of ASC 606.

The following events and transactions affect the year-to-year comparability of the selected financial data presented above:

•	In September 2014, we completed the merger with MTR Gaming Group, Inc. (“MTR”), which added Mountaineer, Presque Isle Downs and Scioto Downs to our operations.
•

In November 2015, we consummated the purchase of Circus Reno and the interest in the Silver Legacy that we did not previously own.  Prior to our acquisition of the Silver Legacy, non‑controlling interest represented the minority partners’ share of our subsidiary’s 50% joint venture interest in the Silver Legacy. The non‑controlling interest was owned by certain of our affiliates and was an approximately 4% interest in our subsidiary, representing an approximately 1.9% indirect interest in the Silver Legacy. We acquired the remaining 50% joint venture interest pursuant to our acquisition of the Silver Legacy and, in connection therewith, exercised our right to acquire such non‑controlling interest.

•	In May 2017, we completed our acquisition of Isle, adding 13 gaming properties to our portfolio.
•	In August 2018, we acquired Elgin.
•	In October 2018, we completed our acquisition of Tropicana, adding seven additional properties to our portfolio.
•	In 2014, we incurred costs associated with the acquisition of MTR totaling $7.4 million.
•

In 2015, in conjunction with the acquisition of Silver Legacy and Circus Reno, we incurred costs totaling $2.5 million and recorded a $35.6 million gain related to the valuation of our pre-acquisition investment in the Silver Legacy.

•

In 2015, in connection with the refinancing of all of our then outstanding indebtedness, we issued $375 million of senior notes and entered into a new $425 million term loan and a new $150 million revolving credit facility. As a result of the 2015 refinancing, we recognized a $1.9 million net loss on the early retirement of debt.

•	In 2015, we recorded a $69.6 million net benefit for income taxes resulting from an adjustment to our valuation allowance.
•	In 2016, transaction expenses related to our acquisition of Isle totaled $8.6 million.
•	In 2017, legal, accounting, financial advisory services, severance, stock awards and other costs related to our acquisition of Isle totaled $92.8 million.
•	In 2017, we recorded a $20.0 million forfeited deposit as income related to the terminated sale of Lake Charles.
•

In 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. In connection with these changes, for certain of our net deferred tax liabilities, we recorded a decrease of $111.9 million, net of the related change in valuation allowance, with a corresponding net adjustment to deferred income tax benefit.

•	In 2017, we recorded impairment charges totaling $38.0 million related to goodwill and/or trade names associated with our Lake Charles, Vicksburg and Lula reporting units.
•

In 2017, we recognized a loss totaling $27.3 million as a result of the debt refinancing transaction related to our acquisition of Isle.  In connection with such acquisition, we issued an additional $500 million of senior notes and used the proceeds of the offering to repay all of the outstanding borrowings under our revolving credit facility and repay a portion of the outstanding borrowings under our term loan. We recognized a loss of $11.1 million on the retirement of existing debt.

•

In 2018, we recorded impairment charges totaling $13.6 million related to the pending sale of our Nemacolin property and Vicksburg operations as assets held for sale. Upon the termination of the sale of Vicksburg, we recognized a $5.0 million termination fee as income.

•	In 2018, transaction expenses related to our acquisitions of Isle, Elgin and Tropicana totaled $20.8 million.
•	In 2018, we issued $600 million of senior notes to fund the Tropicana Acquisition. Additionally, in connection with the Tropicana Acquisition we incurred a $246 million interest-only mortgage note.
•

In 2018, we entered into the Master Lease with GLPI in conjunction with the Tropicana Acquisition and recorded a direct financing obligation and corresponding asset. Minimum lease payments are recorded as interest expense and totaled $24.4 million in 2018.

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

Overview

We are a geographically diversified gaming and hospitality company with 28 gaming facilities in 13 states as of December 31, 2018. Our properties, which are located in Ohio, Louisiana, Nevada, New Jersey, Pennsylvania, West Virginia, Colorado, Florida, Iowa, Mississippi, Illinois, Indiana and Missouri, feature approximately 30,000 slot machines and video lottery terminals (“VLTs”), approximately 800 table games and approximately 12,600 hotel rooms. Our primary source of revenue is generated by gaming operations, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.

We were founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. In 1993, we partnered with MGM Resorts International to build Silver Legacy Resort Casino, the first mega-themed resort in Reno. In 2005, we acquired our first property outside of Reno when we purchased a casino in Shreveport, Louisiana, now known as Eldorado Shreveport. In September 2014, we merged with MTR Gaming Group, Inc. and acquired its three gaming and racing facilities in Ohio, Pennsylvania and West Virginia. The following year, in November 2015, we acquired Circus Circus Reno and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International. On May 1, 2017, we completed our acquisition of Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”), adding 13 gaming properties to our portfolio. On August 7, 2018, we acquired the Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino (“Elgin”) (“Elgin Acquisition”). On October 1, 2018, we completed our acquisition of Tropicana Entertainment, Inc. (“Tropicana”), adding seven properties to our portfolio (the “Tropicana Acquisition”).

As of December 31, 2018, we owned and operated the following properties:

•

Eldorado Resort Casino Reno (“Eldorado Reno”)—A 814-room hotel, casino and entertainment facility connected via an enclosed skywalk to Silver Legacy and Circus Reno located in downtown Reno, Nevada that includes 1,117 slot machines and 36 table games;

•

Silver Legacy Resort Casino (“Silver Legacy”)—A 1,685-room themed hotel and casino connected via an enclosed skywalk to Eldorado Reno and Circus Reno that includes 1,119 slot machines, 48 table games and a 13-table poker room;

•	Circus Circus Reno (“Circus Reno”)—A 1,571-room hotel-casino and entertainment complex connected via an enclosed skywalk to Eldorado Reno and Silver Legacy that includes 722 slot machines;
•

Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)—A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana that includes 1,388 slot machines, 52 table games and an eight-table poker room;

•

Mountaineer Casino, Racetrack & Resort (“Mountaineer”)—A 357-room hotel, casino, entertainment and live thoroughbred horse racing facility located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle that includes 1,486 slot machines, 36 table games and a 10-table poker room;

•

Presque Isle Downs & Casino (“Presque Isle Downs”)—A casino and live thoroughbred horse racing facility with 1,596 slot machines, 32 table games and a seven-table poker room located in Erie, Pennsylvania;

•

Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,238 VLTs, harness racing and a 118-room third party hotel connected to Scioto Downs located 15 minutes from downtown Columbus, Ohio.

•

Isle Casino Hotel—Black Hawk (“Isle Black Hawk”)—A land-based casino on an approximately 10-acre site in Black Hawk, Colorado that includes 966 slot machines, 28 table games, a 10-table poker room and a 238-room hotel;

•

Lady Luck Casino—Black Hawk (“Lady Luck Black Hawk”)—A land-based casino across the intersection from Isle Casino Hotel in Black Hawk Colorado, that includes 442 slot machines, seven table games and a 164-room hotel with a parking structure connecting Isle Black Hawk and Lady Luck Black Hawk;

•

Isle Casino Racing Pompano Park (“Pompano”)—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida that includes 1,596 slot machines and a 39-table poker room;

•

Isle Casino Bettendorf (“Bettendorf”)—A land-based single-level casino located off Interstate 74 in Bettendorf, Iowa that includes 969 slot machines and 15 table games with two hotel towers with 509 hotel rooms;

•	Isle Casino Waterloo (“Waterloo”)—A single-level land-based casino in Waterloo, Iowa that includes 939 slot machines, 23 table games, and a 194-room hotel;
•

Isle of Capri Casino Hotel Lake Charles (“Lake Charles”)—A gaming vessel on an approximately 19-acre site in Lake Charles, Louisiana, with 1,164 slot machines, 34 table games, 11 poker tables, and two hotels offering 493 rooms;

•	Isle of Capri Casino Lula (“Lula”)—Two dockside casinos in Lula, Mississippi with 862 slot machines and 25 table games, two on-site hotels with a total of 486 rooms and a 28-space RV Park;
•	Lady Luck Casino Vicksburg (“Vicksburg”)—A dockside casino in Vicksburg, Mississippi that includes 607 slot machines and a hotel with a total of 89 rooms;
•	Isle of Capri Casino Boonville (“Boonville”)—A single-level dockside casino in Boonville, Missouri that includes 881 slot machines, 20 table games and a 140-room hotel;
•	Isle Casino Cape Girardeau (“Cape Girardeau”)—A dockside casino and pavilion and entertainment center in Cape Girardeau, Missouri that includes 863 slot machines, 20 table games and four poker tables;
•	Lady Luck Casino Caruthersville (“Caruthersville”)—A riverboat casino located along the Mississippi River in Caruthersville, Missouri that includes 507 slot machines and nine table games;
•	Isle of Capri Casino Kansas City (“Kansas City”)—A dockside casino located close to downtown Kansas City, Missouri offering 938 slot machines and 13 table games;
•	Lady Luck Casino Nemacolin (“Nemacolin”)—A casino property located on the 2,000-acre Nemacolin Woodlands Resort in Western Pennsylvania that includes 600 slot machines and 28 table games.
•

Tropicana Casino and Resort, Atlantic City (“Trop AC”)—A casino and resort situated on approximately 15 acres with approximately 660 feet of ocean frontage in Atlantic City, New Jersey that includes approximately 2,464 slot machines, 107 table games, 18 poker tables and 2,366 hotel rooms;

•

Tropicana Evansville (“Evansville”)—A casino hotel and entertainment complex in Evansville, Indiana featuring 1,128 slot machines, 33 table games, eight poker tables and two on-site hotels with a total of 338 rooms;

•

Lumière Place Casino (“Lumière”)—A casino located on approximately 20 acres, located in historic downtown St. Louis, Missouri near business and entertainment districts and overlooks the Mississippi River with approximately 1,401 slot machines, 48 table games, 10 poker tables and 494 hotel rooms;

•	Tropicana Laughlin Hotel and Casino (“Laughlin”)—A casino in Casino Drive, Laughlin, Nevada that includes approximately 895 slot machines, 20 table games and 1,487 hotel rooms;
•

MontBleu Casino Resort & Spa (“MontBleu”)—A casino situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains featuring approximately 474 slot machines, 17 table games and 438 hotel rooms;

•	Trop Casino Greenville (“Greenville”)—A landside gaming facility located in Greenville, Mississippi with approximately 590 slot machines, 10 table games and 40 hotel rooms;
•

Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)—A dockside riverboat situated on approximately 23 acres on the Mississippi River in the downtown historic district of Baton Rouge featuring approximately 773 slot machines, 14 table games and 288 hotel rooms; and

•	Grand Victoria Casino (“Elgin”)—A casino located in Elgin, Illinois featuring approximately 1,088 slot machines and 30 table games.

In addition, Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs Incorporated.

Acquisitions and Development Opportunities

Isle of Capri Casinos, Inc.

On May 1, 2017, we completed our acquisition of Isle pursuant to the Agreement and Plan of Merger dated as of September 19, 2016 with Isle. As a result of the acquisition of Isle, Isle became a wholly-owned subsidiary of ours and, at the effective time of the acquisition of Isle, each outstanding share of Isle common stock converted into the right to receive $23.00 in cash or 1.638 shares of our common stock, at the election of the applicable Isle shareholder and subject to proration such that the outstanding shares of Isle common stock were exchanged for aggregate consideration comprised of 58% cash, or $552.0 million, and 42% of our common stock, or 28.5 million newly issued shares of our common stock. The total purchase consideration was $1.93 billion.

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

Grand Victoria Casino

On August 7, 2018, we completed the acquisition of the Grand Victoria Casino in Elgin, Illinois. We purchased Elgin for $328.8 million, including a working capital adjustment totaling $1.3 million. The Elgin Acquisition was financed using cash on hand and borrowings under the Company’s revolving credit facility.

Tropicana Entertainment Inc.

On October 1, 2018, we acquired Tropicana in a cash transaction valued at $1.9 billion. At the closing of the transaction Tropicana became a wholly-owned subsidiary of ours. Immediately prior to our acquisition, Tropicana sold Tropicana Aruba Resort and GLP Capital, L.P., a wholly owned subsidiary of Gaming and Leisure Properties, Inc. (“GLPI”), acquired substantially all of Tropicana’s real estate, other than the real estate underlying MontBleu and Lumière, for approximately $964 million. We acquired the real estate underlying Lumière for $246 million with the proceeds of a $246 million loan from GLPI. We funded the remaining consideration payable with our cash on hand and cash on hand at Tropicana, borrowings under our revolving credit facility and proceeds from our offering of $600 million of 6.0% senior notes due 2026. In addition, our borrowing capacity on our revolving credit facility increased from $300 million to $500 million effective October 1, 2018, and the maturity of the revolving credit facility was extended to October 1, 2023.

Substantially concurrently with the acquisition of the real estate portfolio by GLPI, we entered into a triple net master lease for the Tropicana properties acquired by GLPI with an initial term of 15 years, with renewals of up to 20 years at our option (“Master Lease”). Under the Master Lease, we are required to pay the following, among other things: lease payments to the underlying ground lessor for properties that are subject to ground leases, facility maintenance costs, all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties). The annual rent under the terms of the lease was initially approximately $87.6 million and is subject to annual escalation. We do not have the ability to terminate the obligations under the Master Lease prior to its expiration without GLPI’s consent.

Lumière Loan

In connection with the purchase of the real estate related to Lumière, GLPI, Tropicana St. Louis RE LLC, a wholly-owned subsidiary of ours (“Tropicana St. Louis RE”), and GLPI entered into a loan agreement, dated as of October 1, 2018 (the “Lumière Loan”), relating to a loan of $246 million by GLPI to Tropicana St. Louis RE to fund the entire purchase price of the real estate underlying Lumière. The Lumière Loan is guaranteed by us, bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% thereafter and matures on October 1, 2020. The Lumière Loan is secured by a first priority mortgage on the Lumière real estate until October 1, 2019. In connection with the issuance of the Lumière Loan, we agreed to use our commercially reasonable efforts to transfer one or more of Elgin, Bettendorf, Waterloo, Lula, Vicksburg and Mountaineer or such other property or properties mutually acceptable to Tropicana St. Louis RE and GLPI, provided that the aggregate value of such property, individually or collectively, is at least $246 million (the “Replacement Property”), to GLPI with a simultaneous leaseback to us of such Replacement Property.  In connection with such Replacement Property sale, (i) we and GLPI will enter into an amendment to the Master Lease to revise the economic terms to include the Replacement Property, (ii) GLPI, or one of its affiliates, will assume the Lumière Loan and Tropicana St. Louis RE’s obligations under the

Lumière Loan in consideration of the acquisition of the Replacement Property and our Tropicana St. Louis RE’s obligations under the Lumière Loan will be deemed to have been satisfied, (iii) the Lumière Real Property will be released from the lien placed on it in connection with the Lumière Loan (if such lien has not yet been released in accordance with the terms of the Lumière Loan) and (iv) in the event the value of the Replacement Property is greater than the outstanding obligations of Tropicana St. Louis RE under the Lumière Loan, GLPI will pay Tropicana St. Louis RE the difference between the value of the Replacement Property and the amount of outstanding obligations under the Lumière Loan. If such Replacement Property transaction is not consummated prior to the maturity date of the Lumière Loan, other than as a result of certain failures to perform by GLPI, then the amounts outstanding will be paid in full and the rent under the Master Lease will automatically increase, subject to certain escalations.

William Hill

In September 2018, we entered into a 25-year agreement, which became effective January 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which we (i) granted to William Hill the right to conduct betting activities in retail channels and under our first skin and third skin for online channels with respect to our current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing our second skin available with respect to properties in such territory.  Pursuant to the terms of the agreement, in January 2019 we received a 20% equity stake in William Hill US as well as 13.4 million ordinary shares of William Hill PLC, and we will receive a revenue share from the operation of retail betting and online betting and gaming activities.

The Stars Group

In November 2018, we entered into a 20-year agreement with The Stars Group Inc. (“TSG”) pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses. Pursuant to the terms of the TSG agreement, we received 1.1 million TSG common shares and we may receive an additional $5.0 million in TSG common shares upon the exercise of the first option by TSG. We may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in our markets.

Pompano Joint Venture

In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property.  As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, we will be responsible for the development of the master plan for the project with our input and will submit it for our review and approval. We and Cordish have made initial cash contributions of $250,000 each and could be required to make additional contributions to a maximum of $2.0 million ($1.0 million per member) at the request of the managing member. We have agreed to contribute land to the joint venture for the project. While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. We will participate evenly with Cordish in the profits and losses of the joint venture, which is included in loss from unconsolidated affiliates on the Consolidated Statements of Income.

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

The definitive agreements provided that the dispositions were subject to receipt of required regulatory approvals, termination of the waiting period under the Hart-Scott-Rodino Act and other customary closing conditions, including, in the case of Presque Isle Downs, the prior closing of the sale of Vicksburg or the entry into an agreement to acquire another asset of ours. On May 7, 2018, we and CDI each received a Request for Additional Information and Documentary Materials, often referred to as a “Second Request,” from the Federal Trade Commission in connection with its review of the Vicksburg acquisition.

On July 6, 2018, in consideration of the time and expense needed to reply to the Second Request, the Company and CDI entered into a termination agreement and release pursuant to which the parties agreed to terminate the asset purchase agreement with respect to Vicksburg and to enter into an asset purchase agreement pursuant to which CDI would acquire and assume the rights and obligations to operate Nemacolin (the “Vicksburg Termination Agreement”). The Vicksburg Termination Agreement also provided that CDI would pay us a $5.0 million termination fee upon execution of a definitive agreement with respect to the Nemacolin transaction.  On August 10, 2018, we entered into a definitive agreement to sell substantially all of the assets and liabilities of Nemacolin to CDI.  Under the terms of the agreement, CDI agreed to purchase Nemacolin for cash consideration of approximately $0.1 million, subject to a customary working capital adjustment.

As a result of the agreement to sell Nemacolin, an impairment charge of $3.8 million for the year ended December 31, 2018 was recorded due to the carrying value of the net property and equipment being sold exceeding the estimated net sales proceeds.

We closed on the sale of Presque Isle Downs on January 11, 2019. We expect to close on the sale of Nemacolin in the first quarter of 2019, subject to satisfaction of closing conditions, including receipt of Pennsylvania regulatory approvals.

Reportable Segments

The executive decision maker of our company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Our management views each of its properties as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. Prior to our acquisition of Isle, our principal operating activities occurred in three geographic regions: Nevada, Louisiana and parts of the eastern United States. Following the Isle Acquisition, the Company’s principal operating activities occurred in four geographic regions and reportable segments: West, Midwest, South and East. Following the Tropicana Acquisition and Elgin Acquisition, an additional segment, Central, was added increasing our reportable segments to five.

Presentation of Financial Information

The financial information included in this Item 7 for periods prior to our acquisitions of Isle, Elgin, and Tropicana are those of ERI and its subsidiaries. The presentation of information herein for periods prior to our acquisitions of Isle, Elgin and Tropicana and after our acquisition of Isle, Elgin and Tropicana are not fully comparable because the results of operations for Isle, Elgin and Tropicana are not included for periods prior to their respective acquisition dates.

Summary financial results of Isle for the three and nine months ended January 22, 2017 are included in Isle’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission (‘‘SEC’’). In conjunction with our acquisition of Isle, Isle is no longer required to file quarterly and annual reports with the SEC and terminated its registration on May 11, 2017.

Summary financial results of Tropicana for the three and six months ended June 30, 2018 are included in Tropicana’s Quarterly Report on Form 10-Q as filed with the SEC. In conjunction with our acquisition of Tropicana, Tropicana is no longer required to file quarterly and annual reports with the SEC and terminated its registration on October 1, 2018.

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

The following table summarizes our segments as of December 31, 2018 and reporting periods based on acquisition dates:

Segment	Property	Date Acquired	State
West	Eldorado Reno	(a)	Nevada
	Silver Legacy	(a)	Nevada
	Circus Reno	(a)	Nevada
	MontBleu	October 1, 2018	Nevada
	Laughlin	October 1, 2018	Nevada
	Isle Black Hawk	May 1, 2017	Colorado
	Lady Luck Black Hawk	May 1, 2017	Colorado

Midwest	Waterloo	May 1, 2017	Iowa
	Bettendorf	May 1, 2017	Iowa
	Boonville	May 1, 2017	Missouri
	Cape Girardeau	May 1, 2017	Missouri
	Caruthersville	May 1, 2017	Missouri
	Kansas City	May 1, 2017	Missouri

South	Pompano	May 1, 2017	Florida
	Eldorado Shreveport	(a)	Louisiana
	Lake Charles	May 1, 2017	Louisiana
	Baton Rouge	October 1, 2018	Louisiana
	Lula	May 1, 2017	Mississippi
	Vicksburg	May 1, 2017	Mississippi
	Greenville	October 1, 2018	Mississippi

East	Presque Isle Downs	(a)	Pennsylvania
	Nemacolin	May 1, 2017	Pennsylvania
	Scioto Downs	(a)	Ohio
	Mountaineer	(a)	West Virginia
	Trop AC	October 1, 2018	New Jersey

Central	Elgin	August 7, 2018	Illinois
	Lumière	October 1, 2018	Missouri
	Evansville	October 1, 2018	Indiana
(a)	Property was aggregated into segment prior to January 1, 2016.

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

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results during the years ended December 31, 2018, 2017 and 2016.

•

Isle Acquisition – Our results of operations for the years ended December 31, 2018 and 2017 include incremental revenues and expenses attributable to the 13 properties we acquired in our acquisition of Isle on May 1, 2017. Transaction (credits) expenses related to our acquisition of Isle for legal, accounting, financial advisory services, severance, stock awards and other costs totaled $(1.4) million for the year ended December 31, 2018 and $92.8 million for the year ended December 31, 2017.

•

Elgin Acquisition – Our results of operations for the year ended December 31, 2018 include incremental revenues and expenses for the period of August 7, 2018 through December 31, 2018 attributable to Elgin. Transaction expenses related to our acquisition of Elgin totaled $3.9 million for the year ended December 31, 2018.

•

Tropicana Acquisition – Our results of operations for the year ended December 31, 2018 include incremental revenues and expenses attributable to the seven properties we acquired in our acquisition of Tropicana on October 1, 2018. Transaction expenses related to our acquisition of Tropicana totaled $18.3 million for the year ended December 31, 2018.

•

Master Lease – We accounted for the Master Lease with GLPI as a direct financing obligation effective October 1, 2018. As a result, we recorded minimum lease payments and amortization of the direct financing obligation totaling $24.4 million as interest expense during the year ended December 31, 2018.

•

Lake Charles Terminated Sale – On August 22, 2016, Isle entered into an agreement to sell its casino and hotel property in Lake Charles, Louisiana, for $134.5 million, subject to a customary purchase price adjustment, to an affiliate of Laguna Development Corporation, a Pueblo of Laguna-owned business based in Albuquerque, New Mexico. On November 21, 2017, we terminated the agreement. The closing of the transaction was subject to certain closing conditions, including obtaining certain gaming approvals, and was to occur on or before the termination date, which had been extended by the parties to November 20, 2017. The buyer did not obtain the required gaming approvals prior to the termination date, and pursuant to the terms of the agreement, the $20.0 million deposit was forfeited upon termination of the agreement and recorded as operating income in the fourth quarter of 2017.

In periods prior to the termination of the agreement, the operations of Lake Charles were classified as discontinued operations and as an asset held for sale. As a result of the termination of the sale in the fourth quarter of 2017, Lake Charles was no longer classified as an asset held for sale and as discontinued operations.

•

Dispositions – The sales of Presque Isle Downs and Nemacolin met the requirements for presentation as assets held for sale under generally accepted accounting principles. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the year ended December 31, 2018.

In conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018 as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds. Effective July 6, 2018, the sale of Vicksburg was terminated, and Vicksburg was no longer presented as an asset held for sale as of September 30, 2018. In connection with this termination, CDI paid us a $5.0 million termination fee, which is included in operating income for the year ended December 31, 2018.

On August 10, 2018, we entered into an agreement to sell our rights and obligations to operate Nemacolin. Due to the carrying value of the property and equipment being sold exceeding the estimated net sales proceeds, we recorded an impairment charge for the year ended December 31, 2018 totaling $3.8 million related to Nemacolin.

The sale of Presque Isle Downs closed on January 11, 2019 and the sale of Nemacolin is expected to close in in the first quarter of 2019.

•

Isle Debt Refinancing – In connection with the Isle Acquisition, we completed a debt financing transaction comprised of: (i) a senior secured credit facility in an aggregate principal amount of $1.75 billion with a term loan facility of $1.45 billion and revolving credit facility of $300.0 million and (ii) $375.0 million of 6.0% senior notes due 2025. The proceeds of such borrowings were used to pay the cash portion of the consideration payable in the Isle Merger, refinance all of Isle’s existing credit facilities, redeem or otherwise repurchase all of Isle’s senior and senior subordinated notes, refinance our existing credit facility and pay transaction fees and expenses related to the foregoing. We recognized a loss totaling $27.3 million for the year ended December 31, 2017 as a result of the Isle debt refinancing transaction (See “Liquidity and Capital Resources” for more information related to the debt refinancing).

•

Add-on Notes – On September 13, 2017, we issued an additional $500.0 million in aggregate principal amount of 6.0% senior notes due 2025 at an issue price equal to 105.5% of the principal amount. We used the proceeds of the offering to repay all of the outstanding borrowings under the revolving credit facility totaling $78.0 million and used the remainder to repay outstanding borrowings totaling $444.5 million under the term loan plus related accrued interest. We recognized a loss of $11.1 million as a result of the issuance of additional debt and retirement of existing debt for the year ended December 31, 2017.

•

Tropicana Financing – On September 20, 2018, we issued $600.0 million in aggregate principal amount of 6.0% senior notes due 2026. The proceeds from the notes were used to fund the Tropicana Acquisition which closed on October 1, 2018. We incurred $10.1 million of incremental interest expense on these notes for the year ended December 31, 2018.

•

Tax Cuts and Jobs Act – On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%. In connection with our initial analysis of the impact of the Tax Act, for certain of our net deferred tax liabilities, we recorded a decrease of $111.9 million, net of the related change in valuation allowance, with a corresponding net adjustment to deferred income tax benefit for the year ending December 31, 2017 as a result of the corporate rate reduction resulting in a positive impact on net income.

•

Impairment Charges – On October 1, 2017 we conducted annual impairment tests of our intangible assets. Based on lower than expected operating performance and projected future operating results, it was determined that the value of goodwill and/or trade names associated with our Lake Charles, Vicksburg and Lula reporting units were impaired resulting in impairment charges totaling $38.0 million for the year ended December 31, 2017.

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

•

Execution of Synergies and Cost Savings Programs – We continue to identify areas to improve property level and consolidated margins through operating and cost efficiencies and exercising financial discipline throughout the company without impacting the guest experience. In addition to cost savings relating to duplicative executive compensation, legal and accounting fees and other corporate expenses that have been eliminated as a result of our acquisitions, we have achieved savings in marketing, food and beverage costs, selling, general and administrative expenses, and other operating departments as a result of operating efficiencies and purchasing power of the combined Eldorado organization.

•

Property Enhancement Capital Expenditures – Property enhancement initiatives and targeted investments that improve our guests’ experiences and elevate our properties’ overall competitiveness in their markets continued throughout 2016, 2017 and 2018.

As part of the continuing evolution of the Reno tri-properties, we built a new 21,000 square foot spa at Silver Legacy which opened in early October 2018. We have substantially renovated every room at Circus Reno and will start the first phase of renovations of 400 rooms at Silver Legacy and 42 high-end suites at Eldorado in the second half of 2019. In Black Hawk we expect to renovate all 402 hotel rooms during the first half of 2019. In addition, our joint venture with Cordish continues making progress on development plans of a new world-class, mixed-use entertainment and hospitality destination anchored by our Isle Casino Racing Pompano Park.

A 118-room Hampton Inn Hotel at Scioto Downs developed by a third party opened in March 2017 and since opening has driven visitation and spend at the property.

•

New Regulation – Effective January 1, 2016, the Ohio Lottery Commission enacted new regulation which resulted in the establishment of a $1.0 million progressive slot liability and a corresponding decrease in net slot win for the year ended December 31, 2016. The changes are non-cash and related to jackpots established in prior years. The net non-cash impact to Scioto Down’s gaming revenues and operating income was $1.0 million and $0.6 million, respectively for the year ended December 31, 2016.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Year Ended
	December 31,			Change %
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net revenues	$2,056,007	$1,480,798	$900,465	38.8%	64.4%
Operating income	310,103	94,810	88,700	227.1%	6.9%
Net income	95,235	73,380	24,527	29.8%	199.2%

Operating Results.  Including incremental Isle, Elgin and Tropicana net revenues totaling $575.5 million generated following their respective acquisition dates, net revenues increased 38.8% for the year ended December 31, 2018 compared to 2017. Excluding incremental Isle, Elgin and Tropicana net revenues, net revenues remained flat for the year ended December 31, 2018 compared to 2017.

Isle contributed $600.1 million of incremental net revenues from the date we acquired Isle on May 1, 2017 through December 31, 2017 consisting primarily of gaming revenues. Including these incremental net revenues, net revenues increased 64.4% for the year ended December 31, 2017 compared to 2016. Excluding these incremental net revenues, net revenues declined 2.2% for the year ended December 31, 2017 compared to 2016, primarily due to decreased revenues associated with severe weather during the first and third quarters of 2017.

For the year ended December 31, 2018 compared to 2017, operating income increased 227.1% mainly due to incremental operating income contributed by Isle, Elgin and Tropicana following their respective acquisition dates. Incremental operating income totaling $80.7 million represents operating income for four months of operations for Isle, five months of operations for Elgin and three months of operations for Tropicana. Excluding the incremental operating income, operating income rose 141.9% for the year ended December 31, 2018 compared to 2017 due to margin improvement resulting from synergies and departmental operating efficiencies, a $34.2 million decrease in impairment charges and a $71.9 million decline in transaction expenses. These increases in operating income for the year ended December 31, 2018 compared to 2017 were partially offset by higher depreciation associated with additional assets.

Operating income increased 6.9% for the year ended December 31, 2017 compared to 2016. This increase was primarily due to $82.3 million of incremental operating income contributed by Isle for the year ended December 31, 2017 and a $20.0 million deposit recorded as operating income in conjunction with the termination of the sale our Lake Charles property. These increases were partially offset by the $83.6 million increase in transaction expenses associated with our acquisition of Isle and the $38.0 million impairment charge recorded in 2017 to reduce the carrying value of goodwill and/or trade names related to our Lake Charles, Lula and Vicksburg reporting units.

For the year ended December 31, 2018 compared to 2017, net income increased 29.8% due to the same factors impacting operating income combined with the $38.4 million loss on the early retirement of debt for the year ended December 31, 2017 associated with our refinancing completed in May 2017. These increases were partially offset by higher interest expense for the year ended December 31, 2018 compared to 2017 resulting from increased debt and amortization of the direct financing obligation associated with the Master Lease following our acquisitions. Additionally, the increase in our tax provision for the year ended December 31, 2018 compared to 2017 due to the favorable impact of the Tax Act in 2017 also partially offset the increases in net income.

Net income increased 199.2% in 2017 compared to 2016 primarily due to the $111.9 million net adjustment to our deferred income tax benefit for the year ending December 31, 2017 as a result of the corporate tax rate reduction due to the Tax Act, combined with the other factors impacting operating income. This increase was partially offset by higher interest expense resulting from the issuance of new debt and the loss on the early retirement of debt recorded in 2017.

The following table highlights our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Year Ended December 31,			Operating Income (Loss) for the Year Ended December 31,
	2018	2017	2016	2018	2017	2016
West	$483,532	$410,319	$327,541	$84,548	$66,108	$41,451
Midwest	397,008	268,879	—	105,809	62,071	—
South	461,181	338,259	133,557	64,851	3,680	23,378
East	571,272	462,835	439,367	97,963	68,101	53,361
Central	142,485	—	—	24,240	—	—
Corporate	529	506	—	(67,308)	(105,150)	(29,490)
Total	$2,056,007	$1,480,798	$900,465	$310,103	$94,810	$88,700

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net revenues and operating expenses were as follows (dollars in thousands):

	2018	2017	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$230,571	$186,779	$43,792	23.4%
Midwest	345,499	231,366	114,133	49.3%
South	375,748	268,680	107,068	39.8%
East	485,047	412,202	72,845	17.7%
Central	116,526	—	116,526	100.0%
Total Gaming and Pari-Mutuel Commissions	1,553,391	1,099,027	454,364	41.3%
Non-gaming:
West	252,961	223,540	29,421	13.2%
Midwest	51,509	37,513	13,996	37.3%
South	85,433	69,579	15,854	22.8%
East	86,225	50,633	35,592	70.3%
Central	25,959	—	25,959	100.0%
Corporate	529	506	23	4.5%
Total Non-gaming	502,616	381,771	120,845	31.7%
Total Net Revenues	2,056,007	1,480,798	575,209	38.8%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	86,622	73,304	13,318	18.2%
Midwest	141,641	96,989	44,652	46.0%
South	180,325	134,661	45,664	33.9%
East	286,202	256,135	30,067	11.7%
Central	54,499	—	54,499	100.0%
Total Gaming and Pari-Mutuel Commissions	749,289	561,089	188,200	33.5%
Non-gaming
West	151,211	141,510	9,701	6.9%
Midwest	30,951	26,271	4,680	17.8%
South	56,607	49,280	7,327	14.9%
East	51,536	35,518	16,018	45.1%
Central	15,998	—	15,998	100.0%
Total Non-gaming	306,303	252,579	53,724	21.3%

Marketing and promotions	106,161	83,174	22,987	27.6%
General and administrative	349,598	241,037	108,561	45.0%
Corporate	46,632	30,739	15,893	51.7%
Impairment charges	13,602	38,016	(24,414)	(64.2)%
Depreciation and amortization	157,429	105,891	51,538	48.7%
Total Operating Expenses	$1,729,014	$1,312,525	$416,489	31.7%

Gaming Revenues and Pari-Mutuel Commissions.  For the year ended December 31, 2018 compared to 2017, Isle, Elgin and Tropicana contributed $454.7 million of gaming and pari-mutuel commissions driving a 41.3% year over year increase. Excluding these incremental revenues, gaming and pari-mutuel commissions were flat for the year ended December 31, 2018 compared to 2017.

Non-gaming Revenues.  For the year ended December 31, 2018 compared to 2017, Isle, Elgin and Tropicana contributed $121.0 million of incremental non-gaming revenues resulting in an increase of 31.7% year over year. Excluding these incremental revenues, non-gaming revenues for the year ended December 31, 2018 compared to 2017 remained flat.

Gaming Expenses and Pari-Mutuel Commissions.  For the year ended December 31, 2018 compared to 2017, Isle, Elgin and Tropicana contributed $197.5 million of incremental gaming and pari-mutuel commissions resulting in an increase of 33.5% year over year. Excluding these incremental expenses, gaming and pari-mutuel commissions declined 1.7% for the year ended December 31, 2018 compared to 2017 mainly due to savings initiatives targeted at reducing variable expenses. Successful efforts to control costs and maximize departmental profit across all segments also drove the margin improvements for the year ended December 31, 2018 compared to 2017.

Non-gaming Expenses. For the year ended December 31, 2018 compared to 2017, Isle, Elgin and Tropicana contributed $74.2 million of incremental non-gaming expenses resulting in an increase of 21.3% year over year. Excluding incremental expenses, non-gaming expenses declined 8.1% for the year ended December 31, 2018 compared to 2017. This decrease was attributable to continued efforts to reduce variable costs with a focus on labor, food and beverage cost of sales, marketing spend and synergies achieved via company-wide purchasing consolidation programs.

Marketing and Promotions Expenses.  For the year ended December 31, 2018 compared to 2017, Isle, Elgin and Tropicana contributed $35.6 million of incremental marketing and promotions expenses resulting in an increase of 27.6% year over year. Excluding these incremental expenses, marketing and promotions declined 15.1% for the year ended December 31, 2018 compared to 2017 mainly due to synergies achieved via the elimination or consolidation of certain marketing contracts and company-wide reductions in marketing, direct mail and promotional spend.

General and Administrative Expenses.  Isle, Elgin and Tropicana contributed $114.8 million of incremental general and administrative expenses for the year ended December 31, 2018 compared to 2017 resulting in an increase of 45.0% year over year. Excluding these incremental expenses, general and administrative expenses declined 2.6% for the year ended December 31, 2018 compared to 2017 primarily due to the centralization of certain corporate services provided to our properties and realized savings.

Corporate Expenses.  For the year ended December 31, 2018 compared to 2017, corporate expenses increased $15.9 million, a 51.7% increase year over year, due to higher payroll and other expenses associated with additional corporate costs, including stock compensation expense, associated with growth related to our acquisitions.

Impairment Charges. Based on the pending disposition, we recorded an impairment charge for the year ended December 31, 2018 totaling $3.8 million related to our Nemacolin property. Additionally, in conjunction with the classification of Vicksburg’s operations as assets held for sale, we recorded an impairment charge totaling $9.8 million.

Depreciation and Amortization Expense.  Isle, Elgin and Tropicana contributed $50.1 million of incremental depreciation and amortization expense for the year ended December 31, 2018 resulting in an increase of 48.7% over 2017.  Excluding the incremental expense, depreciation and amortization expense rose 1.3% for the year ended December 31, 2018 compared to 2017 mainly due to asset additions at our three Reno properties.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net revenues and operating expenses were as follows (dollars in thousands):

	2017	2016	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$186,779	$121,623	$65,156	53.6%
Midwest	231,366	—	231,366	100.0%
South	268,680	92,108	176,572	191.7%
East	412,202	386,284	25,918	6.7%
Central	—	—	—	—%
Total Gaming and Pari-Mutuel Commissions	1,099,027	600,015	499,012	83.2%
Non-gaming:
West	223,540	205,918	17,622	8.6%
Midwest	37,513	—	37,513	100.0%
South	69,579	41,449	28,130	67.9%
East	50,633	53,083	(2,450)	(4.6)%
Central	—	—	—	—%
Corporate	506	—	506	100.0%
Total Non-gaming	381,771	300,450	81,321	27.1%
Total Net Revenues	1,480,798	900,465	580,333	64.4%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	73,304	55,092	18,212	33.1%
Midwest	96,989	—	96,989	100.0%
South	134,661	51,712	82,949	160.4%
East	256,135	245,416	10,719	4.4%
Central	—	—	—	—%
Total Gaming and Pari-Mutuel Commissions	561,089	352,220	208,869	59.3%
Non-gaming
West	141,510	130,981	10,529	8.0%
Midwest	26,271	—	26,271	100.0%
South	49,280	24,141	25,139	104.1%
East	35,518	39,464	(3,946)	(10.0)%
Central	—	—	—	—%
Total Non-gaming	252,579	194,586	57,993	29.8%

Marketing and promotions	83,174	40,890	42,284	103.4%
General and administrative	241,037	130,720	110,317	84.4%
Corporate	30,739	19,880	10,859	54.6%
Impairment charges	38,016	—	38,016	100.0%
Depreciation and amortization	105,891	63,449	42,442	66.9%
Total Operating Expenses	$1,312,525	$801,745	$510,780	63.7%
Gaming Revenues and Pari-Mutuel Commissions.  Isle contributed $504.2 million of gaming revenues and pari-mutuel commissions for the period from the date we acquired Isle through December 31, 2017 resulting in an increase of 83.2% for the year ended December 31, 2017 compared to 2016.

Excluding incremental Isle gaming revenues and pari-mutuel commissions of $504.2 million, gaming revenues declined 0.9% for the year ended December 31, 2017 compared to 2016 primarily due to a decrease in gaming revenues across all segments. The decline in the West segment was mainly attributable to decreases in visitor traffic due to severe weather the northern Nevada region experienced throughout the first quarter of 2017 that resulted in limited access from our main feeder markets combined with the absence of a major bowling tournament in the Reno market. Additionally, reductions in gaming volume driven by decreased high-end play, the continued weakness in the energy sector and historically lower table games hold percentage impacted the Shreveport market and severe weather in the third quarter of 2017 negatively impacted the South segment in 2017. Efforts to eliminate unprofitable gaming play via reductions in marketing promotions and incentives across the properties also contributed to the declines in casino volume and positively impacted margins across all segments.

Non-gaming Revenues.  Isle contributed $96.0 million of non-gaming revenues for the period from the date we acquired Isle through December 31, 2017 resulting in an increase of 27.1% over 2016.

Excluding incremental Isle non-gaming revenues of $96.0 million, non-gaming revenues decreased 4.9% for the year ended December 31, 2017 compared to 2016. The West segment declined for the year ended December 31, 2017 compared to 2016 principally due to lower hotel, food and beverage revenues resulting from reduced customer traffic due to fewer convention room nights, severe weather in the northern Nevada region throughout the first quarter of 2017 and the absence of a major bowling tournament during 2017. The South segment decrease in non-gaming revenues for the year ended December 31, 2017 compared to 2016 was primarily due to decreased food and beverage revenues associated with revisions to marketing strategies resulting in fewer complimentary food offers and severe weather negatively impacting visitation in 2017. Non-gaming revenues in the East segment decreased for the year ended December 31, 2017 compared to 2016 primarily due to decreased food and beverage revenues resulting from reductions in complimentary food offers and the consolidation of restaurants in an effort to maximize capacity utilization.

Gaming Expenses and Pari-Mutuel Commissions.  Isle contributed $228.2 million of gaming expenses and pari-mutuel commissions for the period from the date we acquired Isle through December 31, 2017 resulting in an increase of 59.3% over 2016.

Excluding incremental Isle gaming expenses and pari-mutuel commissions, gaming expenses and pari-mutuel commissions decreased 5.5% for the year ended December 31, 2017 compared to 2016 primarily due to decreases in gaming volume combined with savings initiatives targeted at reducing variable expenses along with continued synergies related to the integration of the Reno properties in the West segment. Additionally, successful efforts to control costs and maximize departmental profit across all segments also drove the decline in expenses during the current period.

Non-gaming Expenses. Isle contributed $71.4 million of non-gaming expenses for the period from the date we acquired Isle through December 31, 2017 resulting in an increase of 29.8% over 2016.

Excluding incremental Isle non-gaming expenses, non-gaming expenses decreased 6.9% for the year ended December 31, 2017 compared to 2016 in conjunction with non-gaming revenue declines and successful efforts to control costs and maximize profit across all segments.

Marketing and Promotions Expenses.  Isle contributed $36.4 million of marketing and promotions expense for the period from the date we acquired Isle through December 31, 2017 resulting in an increase of 103.4% over 2016.

Excluding incremental Isle marketing and promotions expenses, consolidated marketing and promotions expense increased 14.4% for the year ended December 31, 2017 compared to 2016. This increase was primarily attributable to marketing promotional costs associated with casino initiatives that are charged to this category to provide consistency among properties following our acquisition of Isle.

General and Administrative Expenses.  Isle contributed $113.6 million of general and administrative expense for the period from the date we acquired Isle through December 31, 2017 resulting in an increase of 84.4% over 2016.

Excluding incremental Isle general and administrative expenses, consolidated general and administrative expenses decreased 2.5% for the year ended December 31, 2017 compared to 2016. Savings associated with lower property and general liability insurance costs were partially offset by higher expenses associated with information systems maintenance contracts and professional services. These incremental costs resulted from information technology infrastructure projects targeted at consolidating systems for future savings and efficiencies.

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

Impairment Charges. On October 1, 2017 we conducted annual impairment tests of our intangible assets. Based on less than expected operating performance and projected future operating results, it was determined that the value of goodwill and/or trade names associated with our Lake Charles, Vicksburg and Lula reporting units were impaired resulting in impairment charges totaling $38.0 million ($34.9 million related to goodwill and $3.1 million related to trade names) recorded in the current year.

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

Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the Years Ended December 31, 2018 and 2017

Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock-based compensation, transaction expenses, severance expense, selling costs associated with the disposition of properties, proceeds from the terminated sales of Vicksburg and Lake Charles, preopening expenses, business interruption insurance proceeds, real estate tax settlements, other than temporary impairments on investments, impairment charges, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, and other non-cash regulatory gaming assessments. Adjusted EBITDA also excludes expense associated with our Master Lease with GLPI as the transaction was accounted for as a financing obligation. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“US GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

	Year Ended December 31, 2018
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (5)	Other (6)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$84,548	$40,131	$(32)	$—	$1,542	$126,189
Midwest	105,809	33,083	106	—	244	139,242
South	64,851	37,357	59	—	10,265	112,532
East	97,963	27,913	14	—	5,447	131,337
Central	24,240	13,583	—	—	1,676	39,499
Corporate and Other	(67,308)	5,362	12,937	20,842	(3,702)	(31,869)
Total Excluding Pre-Acquisition	$310,103	$157,429	$13,084	$20,842	$15,472	$516,930

Pre-Acquisition (1):
West	$13,635	$9,271	$—	$—	$8	$22,914
Midwest	—	—	—	—	—	—
South	355	6,076	—	—	20	6,451
East	46,261	24,444	—	—	159	70,864
Central	70,105	22,939	—	—	647	93,691
Corporate and Other	(52,127)	1,537	—	4,259	31,101	(15,230)
Total Pre-Acquisition	$78,229	$64,267	$—	$4,259	$31,935	$178,690

Including Pre-Acquisition:
West	$98,183	$49,402	$(32)	$—	$1,550	$149,103
Midwest	105,809	33,083	106	—	244	139,242
South	65,206	43,433	59	—	10,285	118,983
East	144,224	52,357	14	—	5,606	202,201
Central	94,345	36,522	—	—	2,323	133,190
Corporate and Other	(119,435)	6,899	12,937	25,101	27,399	(47,099)
Total Including Pre-Acquisition (2)	$388,332	$221,696	$13,084	$25,101	$47,407	$695,620

	Year Ended December 31, 2017
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (5)	Other (7)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$66,108	$26,950	$182	$—	$364	$93,604
Midwest	62,071	20,997	210	—	193	83,471
South	3,680	25,307	147	—	41,144	70,278
East	68,101	30,517	14	—	369	99,001
Central	—	—	—	—	—	—
Corporate and Other	(105,150)	2,120	5,769	92,777	(19,689)	(24,173)
Total Excluding Pre-Acquisition	$94,810	$105,891	$6,322	$92,777	$22,381	$322,181

Pre-Acquisition (3):
West	$22,983	$16,261	$8	$—	$8	$39,260
Midwest	34,819	11,952	51	—	34	46,856
South	32,809	14,343	35	—	148	47,335
East	79,135	28,818	—	—	(19,396)	88,557
Central	85,717	30,299	—	—	(3,228)	112,788
Corporate and Other	(28,503)	2,576	1,631	286	557	(23,453)
Total Pre-Acquisition	$226,960	$104,249	$1,725	$286	$(21,877)	$311,343

Including Pre-Acquisition:
West	$89,091	$43,211	$190	$—	$372	$132,864
Midwest	96,890	32,949	261	—	227	130,327
South	36,489	39,650	182	—	41,292	117,613
East	147,236	59,335	14	—	(19,027)	187,558
Central	85,717	30,299	—	—	(3,228)	112,788
Corporate and Other	(133,653)	4,696	7,400	93,063	(19,132)	(47,626)
Total Including Pre-Acquisition (4)	$321,770	$210,140	$8,047	$93,063	$504	$633,524

(1)

Figures are for Tropicana for the nine months ended September 30, 2018 and for Elgin for the period beginning January 1, 2018 and ending August 6, 2018. Such figures are based on internal financial statements and have not been reviewed by the Company’s auditors.

(2)

Total figures for the year ended December 31, 2018 include combined results of operations for Tropicana, Elgin and the Company for periods preceding the date that the Company acquired Tropicana and Elgin. Such presentation is unaudited and does not conform with GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.

(3)

Figures are for Tropicana and Elgin for the year ended December 31, 2017 and for Isle for the four months ended April 30, 2017. The Isle figures were prepared by the Company to reflect Isle’s unaudited consolidated historical operating revenues, operating income and Adjusted EBITDA for periods corresponding to the Company’s fiscal calendar. Such figures are based on the unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

(4)

Total figures for the year ended December 31, 2017 include combined results of operations for Tropicana, Elgin, Isle and the Company for periods preceding the dates that the Company acquired Tropicana, Elgin and Isle. Such presentation does not conform with GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.

(5)

Transaction expenses represent costs related to the acquisition of Isle for the year ended December 31, 2017 and costs related to the acquisition of Tropicana, Elgin and Isle for the year ended December 31, 2018.

(6)

Other, for the year ended December 31, 2018, is comprised of severance expense, gain (loss) on the sale or disposal of property and equipment, equity in income (loss) of an unconsolidated affiliate, preopening expenses at Trop AC, impairment charges at Vicksburg and Nemacolin, proceeds from the terminated sale of Vicksburg, other non-cash regulatory gaming assessments and selling costs associated with the dispositions of Presque Isle Downs, Nemacolin, the terminated sale of Vicksburg and the purchase of Tropicana and Elgin.

(7)

Other, for the year ended December 31, 2017, is comprised of severance expense, gain (loss) on the sale or disposal of property and equipment, equity in income (loss) of an unconsolidated affiliate, preopening expenses at Evansville, business interruption insurance proceeds received at Lumière, proceeds from a real estate tax settlement at Trop AC, impairment charges recorded at Lake Charles, Lula and Vicksburg, proceeds from the terminated sale of Vicksburg, non-cash regulatory gaming assessments, selling costs associated with the terminated sale of Lake Charles, proceeds from the terminated sale of Lake Charles and a permanent impairment of investments held by Trop AC.

Liquidity and Capital Resources

We are a holding company and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on the cash flow of our subsidiaries and the ability of our subsidiaries to distribute or otherwise make funds available to us.

Our primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt securities and proceeds from our recent disposition of Presque Isle.

Our cash requirements can fluctuate significantly depending on our decisions with respect to business acquisitions or dispositions and strategic capital investments to maintain the quality of our properties. We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties, taxes, servicing our outstanding indebtedness, rent payments under our Master Lease and continued costs associated with the recent Elgin and Tropicana acquisitions. During 2019, we plan to spend approximately $200.0 million on capital expenditures including capital expenditures for the properties purchased in the Elgin and Tropicana acquisitions. Our capital requirements have increased significantly following the consummation of the acquisitions of Tropicana and Elgin, the related obligation to pay annual rent in an initial amount of approximately $87.6 million under the Master Lease with respect to certain of the Tropicana properties and the required payments under the Lumière Note.

We funded the $328.8 million of cash consideration for the Elgin Acquisition using cash from ongoing operations and borrowings under our revolving credit facility. We funded the $246 million purchase of the real estate underlying Lumière with the proceeds of the Lumière Note. We funded the $640 million consideration in the Tropicana Acquisition and the repayment of amounts outstanding under the Tropicana credit facility with our cash on hand and cash on hand at Tropicana, borrowings under our revolving credit facility and proceeds from our offering of $600 million of 6.0% senior notes due 2026. In addition, our borrowing capacity on our revolving credit facility increased from $300 million to $500 million effective substantially concurrently with the consummation of the Tropicana Acquisition on October 1, 2018 and we extended the maturity of the revolving credit facility to October 1, 2023. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements, and service our outstanding indebtedness for the next twelve months.

At December 31, 2018, we had consolidated cash and cash equivalents of $230.8 million, excluding restricted cash. At December 31, 2017, we had consolidated cash and cash equivalents of $134.6 million, excluding restricted cash. This increase in cash was primarily due to cash acquired in the Elgin and Tropicana acquisitions.

Operating Cash Flow.  In 2018, cash flows provided by operating activities totaled $323.3 million compared to $129.9 million in 2017. The increase in operating cash was primarily due to incremental operating cash generated by the acquired Elgin and Tropicana properties and decreased transaction costs combined with changes in the balance sheet accounts in the normal course of business.

In 2017, cash flows provided by operating activities totaled $129.9 million compared to $95.4 million in 2016. The increase in operating cash was primarily due to incremental operating cash generated by the acquired Isle properties offset by transaction expenses associated with our acquisition of Isle combined with changes in the balance sheet accounts in the normal course of business.

Investing Cash Flow and Capital Expenditures.  Net cash flows used in investing activities totaled $1.3 billion in 2018 compared to $1.4 billion in 2017. Net cash flows used in investing activities in 2018 were primarily due to $307.3 million cash paid in the Elgin Acquisition and $806.0 million cash paid in the Tropicana Acquisition. Additionally, capital expenditures totaled $147.4 million for the year ended December 31, 2018 related to growth and maintenance capital projects.

Net cash flows used in investing activities totaled $1.4 billion in 2017 compared to $41.8 million in 2016. Net cash flows used in investing activities in 2017 were primarily due to cash paid to acquire Isle in addition to $83.1 million in capital expenditures for various property enhancement and maintenance projects and equipment purchases.

Financing Cash Flow.  Net cash provided by financing activities in 2018 totaled $1.1 billion and was principally due to $600.0 million of proceeds from the issuance of the 6.0% senior notes due 2026 in conjunction with the Tropicana Acquisition, $246.0 million of proceeds from the Lumière Loan (defined below) and $245.0 million of net borrowings under our revolving credit facility related to the Elgin Acquisition.

Net cash used for financing activities in 2017 totaled $1.4 billion and consisted mainly of the issuance of debt associated with our acquisition of Isle, the refinancing of our term loan and revolving credit facility in May 2017 and the issuance of additional 6.0% senior notes due 2025 in September 2017. This increase was partially offset by net payments made on our credit facilities throughout 2017 and taxes paid related to net share settlements of equity awards associated with the Isle transaction.

Income Taxes.  The Company will pay approximately $45 million in cash taxes in 2019 as a result of the Tropicana Acquisition.  In addition, the Company expects to be a cash taxpayer in 2019 due to the complete utilization of its net operating losses and tax credit carryovers for federal income tax purposes.

Debt Obligations

7% Senior Notes due 2023

On July 23, 2015, we issued at par $375.0 million in aggregate principal amount of 7.0% senior notes due 2023 (“7% Senior Notes due 2023”) pursuant to the indenture, dated as of July 23, 2015 (the “2023 Indenture”), between us and U.S. Bank, National Association, as Trustee. The 7% Senior Notes due 2023 will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

On or after August 1, 2018, we may redeem all or a portion of the 7% Senior Notes due 2023 upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 7% Senior Notes due 2023 redeemed, to the applicable redemption date, if redeemed during the twelve month period beginning on August 1 of the years indicated below:

Year	Percentage
2018	105.250%
2019	103.500%
2020	101.750%
2021 and thereafter	100.000%

If we experience certain change of control events (as defined in the 2023 Indenture), we must offer to repurchase the 7% Senior Notes due 2023 at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If we sell asset under certain circumstances and does not use the proceeds for specified purposes, we must offer to repurchase the 7% Senior Notes due 2023 at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. The 7% Senior Notes due 2023 are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The 2023 Indenture contains certain covenants limiting, among other things, our ability and the ability of our subsidiaries (other than its unrestricted subsidiaries) to:

•	pay dividends or distributions or make certain other restricted payments or investments;
•

incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the 7% Senior Notes due 2023 or the guarantees of the 7% Senior Notes due 2023;

•	create liens;
•	transfer and sell assets;
•	merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with affiliates;
•	engage in lines of business other than our core business and related businesses; and
•	create restrictions on dividends or other payments by restricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications as set forth in the 2023 Indenture. The 2023 Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 7% Senior Notes due 2023 to be declared due and payable.

6% Senior Notes due 2025

On March 29, 2017, Eagle II Acquisition Company LLC (“Eagle II”), our wholly-owned subsidiary, issued $375.0 million in aggregate principal amount of 6.0% Senior Notes due 2025 (the “6% Senior Notes due 2025”) pursuant to an indenture, dated as of March 29, 2017 (the “2025 Indenture”), between Eagle II and U.S. Bank, National Association, as Trustee. The 6% Senior Notes due 2025 will mature on April 1, 2025, with interest payable semi-annually in arrears on April 1 and October 1, commencing October 1, 2017. The proceeds of the offering, and additional funds in the amount of $1.9 million in respect of interest expected to be accrued on the 6% Senior Notes due 2025, were placed in escrow pending satisfaction of certain conditions, including consummation of our acquisition of Isle. In connection with the consummation of our acquisition of Isle on May 1, 2017, the escrowed funds were released, and we assumed Eagle II’s obligations under the 6% Senior Notes due 2025 and the 2025 Indenture and certain of our subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of our obligations under the 6% Senior Notes due 2025.

On September 13, 2017, we issued an additional $500.0 million principal amount of the 6% Senior Notes due 2025 at an issue price equal to 105.5% of the principal amount of the 6% Senior Notes due 2025. The additional notes were issued pursuant to the 2025 Indenture that governs the 6% Senior Notes due 2025. We used the proceeds of the offering to repay $78.0 million of outstanding borrowings under the revolving credit facility and used the remainder to repay $444.5 million outstanding borrowings under the term loan facility and related accrued interest. As a result of the offering and retirement of existing debt, we recognized a loss of $11.1 million during the year ended December 31, 2017.

On or after April 1, 2020, we may redeem all or a portion of the 6% Senior Notes due 2025 upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 6% Senior Notes due 2025 redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below:

Year	Percentage
2020	104.500%
2021	103.000%
2022	101.500%
2023 and thereafter	100.000%

Prior to April 1, 2020, we may redeem all or a portion of the 6% Senior Notes due 2025 at a price equal to 100% of the 6% Senior Notes due 2025 redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to April 1, 2020, we are also entitled to redeem up to 35% of the original aggregate principal amount of the 6% Senior Notes due 2025 with proceeds of certain equity financings at a redemption price equal to 106% of the principal amount of the 6% Senior Notes due 2025 redeemed, plus accrued and unpaid interest. If we experience certain change of control events (as defined in the 2025 Indenture), we must offer to repurchase the 6% Senior Notes due 2025 at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If we sell assets under certain circumstances and do not use the proceeds for specified purposes, we must offer to repurchase the 6% Senior Notes due 2025 at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

The 6% Senior Notes due 2025 are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The 2025 Indenture contains certain covenants limiting, among other things, our ability and the ability of our subsidiaries (other than its unrestricted subsidiaries) to:

•	pay dividends or distributions or make certain other restricted payments or investments;
•

incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the 6% Senior Notes due 2025 or the guarantees of the 6% Senior Notes due 2025;

•	create liens;
•	transfer and sell assets;
•	merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with affiliates;
•	engage in lines of business other than our core business and related businesses; and
•	create restrictions on dividends or other payments by restricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications as set forth in the 6% Senior Notes Indenture due 2025. The 2025 Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6% Senior Notes due 2025 to be declared due and payable.

6% Senior Notes due 2026

On September 20, 2018, Delta Merger Sub, Inc. (“Escrow Issuer”), a Delaware corporation and a wholly-owned subsidiary of the Company, issued $600 million in aggregate principal amount of 6.0% senior notes due 2026 (the “6% Senior Notes due 2026”) pursuant to an indenture, dated as of September 20, 2018 (the “2026 Indenture”), between Escrow Issuer and U.S. Bank, National Association, as Trustee. Interest on the 6% Senior Notes due 2026 will be paid semi-annually in arrears on March 15 and September 15, commencing March 15, 2019. The Company and the subsidiary guarantors assumed the obligations under the 2026 Indenture in connection with the consummation of the Tropicana Acquisition.

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

Prior to September 15, 2021, we may redeem all or a portion of the 6% Senior Notes due 2026 at a price equal to 100% of the 6% Senior Notes due 2026 redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to September 15, 2021, we are also entitled to redeem up to 35% of the original aggregate principal amount of the 6% Senior Notes due 2026 with proceeds of certain equity financings at a redemption price equal to 106% of the principal amount of the 6% Senior Notes due 2026 redeemed, plus accrued and unpaid interest. Upon the occurrence of a Change of Control (if the 6% Senior Notes due 2026 do not have investment grade status) or a Change of Control Triggering Event (each as defined in the 2026 Indenture), the Company must offer to repurchase the 6% Senior Notes due 2026 at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

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

Credit Facility

On April 17, 2017, Eagle II entered into a credit agreement by and among Eagle II, as initial borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (the “Credit Facility”), consisting of a $1.45 billion term loan facility (the “Term Loan Facility” or “Term Loan”) and a $300.0 million revolving credit facility (the “Revolving Credit Facility”), which was undrawn at closing. The proceeds of the Term Loan Facility, and additional funds in the amount of $4.5 million in respect of interest expected to be accrued on the Term Loan Facility, were placed in escrow pending satisfaction of certain conditions, including consummation of our acquisition of Isle. In connection with the consummation of our acquisition of Isle on May 1, 2017, the escrowed funds were released, and we assumed Eagle II’s obligations under the Credit Facility and certain of our subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of our obligations under the Credit Facility.

As of December 31, 2018, we had $956.8 million of borrowings outstanding under the Term Loan and $245.0 million of borrowings outstanding under the Revolving Credit Facility. We had $242.3 million of available borrowing capacity, after consideration of $12.7 million in outstanding letters of credit, under our Revolving Credit Facility as of December 31, 2018. At December 31, 2018, the weighted average interest rate on the term loan was 4.3%, and the weighted average interest rate on the Revolving Credit Facility was 4.6%.

We applied the net proceeds of the Term Loan Facility and borrowings under the Revolving Credit Facility totaling $135 million, together with the proceeds of the 6% Senior Notes due 2025 and cash on hand, to (i) pay the cash portion of the consideration payable in our acquisition of Isle, (ii) refinance all of the debt outstanding under Isle’s existing credit facility, (iii) redeem or otherwise repurchase all of Isle’s outstanding 5.875% Senior Notes due 2021 and 8.875% Senior Subordinated Notes due 2020, (iv) repay all amounts outstanding under our Prior Credit Facility and (v) pay fees and costs associated with our acquisition of Isle and such financing transactions.

Our obligations under the Revolving Credit Facility will mature on April 17, 2022. Our obligations under the Term Loan Facility will mature on April 17, 2024. We were required to make quarterly principal payments in an amount equal to $3.6 million on the Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017. We satisfied this requirement as a result of the principal prepayment of $444.5 million on September 13, 2017 in conjunction with the issuance of the additional 6% Senior Notes due 2025. In addition, we are required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, we are required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

The interest rate per annum applicable to loans under the Revolving Credit Facility is, at our option, either (i) LIBOR plus a margin ranging from 1.75% to 2.50% or (ii) a base rate plus a margin ranging from 0.75% to 1.50%, which margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either (i) LIBOR plus 2.25%, or (ii) a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00% over the term of the Term Loan Facility or the Revolving Credit Facility. Additionally, we pay a commitment fee on the unused portion of the Revolving Credit Facility not being utilized in the amount of 0.50% per annum.

The Credit Facility is secured by substantially all of our personal property assets and substantially all personal property assets of each subsidiary that guaranties the Credit Facility (other than certain subsidiary guarantors designated as immaterial), whether owned on the closing date of the Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the credit facility guarantors. The Credit Facility is also secured by a pledge of all of the equity owned by us and the credit facility guarantors (subject to certain gaming law restrictions). The credit agreement governing the Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of the Credit Facility guarantors to incur additional indebtedness, create liens, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

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

The Credit Facility also includes certain financial covenants, including the requirements that we maintain throughout the term of the Credit Facility and measured as of the end of each fiscal quarter, and solely with respect to loans under the Revolving Credit Facility, a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 for the period beginning on the closing date and ending with the fiscal quarter ending December 31, 2018, 6.00 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 5.50 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2020 and thereafter. We will also be required to maintain an interest coverage ratio in an amount not less than 2.00 to 1.00 measured on the last day of each fiscal quarter beginning on the closing date, and ending with the fiscal quarter ending December 31, 2018, 2.50 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 2.75 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2020 and thereafter.

The Credit Facility contains a number of customary events of default, including, among others, for the non-payment of principal, interest or other amounts, the inaccuracy of certain representations and warranties, the failure to perform or observe certain covenants, a cross default to our other indebtedness including the 6% Senior Notes due 2025 and 7% Senior Notes due 2023, certain events of bankruptcy or insolvency; certain ERISA events, the invalidity of certain loan documents, certain changes of control and the loss of certain classes of licenses to conduct gaming. If any event of default occurs, the lenders under the Credit Facility would be entitled to take various actions, including accelerating amounts outstanding thereunder and taking all actions permitted to be taken by a secured creditor.

On June 6, 2018, we executed an amendment that modified certain covenants in the Credit Facility to allow for considerations related to the acquisition of Tropicana. The borrowing capacity of the Revolving Credit Facility increased from $300 million to $500 million effective substantially concurrently with the consummation of the Tropicana Acquisition on October 1, 2018 and the maturity date of the Revolving Credit Facility extended to October 1, 2023.

Lumière Loan

We borrowed $246 million from GLPI to fund the entire purchase price of the real estate underlying Lumière. The Lumière Loan bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until October 1, 2020, and matures on October 1, 2020. The Lumière Loan is secured by a first priority mortgage on the Lumière real property until October 1, 2019. In connection with the issuance of the Lumière Loan, we agreed to use our commercially reasonable efforts to transfer one or more of the Grand Victoria Casino, Isle Casino Bettendorf, Isle Casino Hotel Waterloo, Isle of Capri Lula, Lady Luck Casino Vicksburg and Mountaineer Casino, Racetrack and Resort or such other property or properties mutually acceptable to us and GLPI, provided that the aggregate value of such property, individually or collectively, is at least $246 million (the “Replacement Property”), to GLPI with a simultaneous leaseback to us of such Replacement Property. In connection with such Replacement Property sale, (i) we and GLPI will enter into an amendment to the Master Lease to revise the economic terms to include the Replacement Property, (ii) GLPI, or one of its affiliates, will assume the Lumière Loan and Tropicana St. Louis RE’s obligations under the Lumière Loan in consideration of the acquisition of the Replacement Property and our obligations under the Lumière Loan will be deemed to have been satisfied, (iii) the Lumière Real Property will be released from the lien placed on it in connection with the Lumière Loan (if such lien has not yet been released in accordance with the terms of the Lumière Loan) and (iv) in the event the value of the Replacement Property is greater than the our outstanding obligations under the Lumière Loan, GLPI will pay us the difference between the value of the Replacement Property and the amount of outstanding obligations under the Lumière Loan. If such Replacement Property transaction is not consummated prior to the maturity date of the Lumière Loan, other than as a result of certain failures to perform by GLPI, then the amounts outstanding will be paid in full and the rent under the Master Lease will automatically increase, subject to certain escalations.

Master Lease

Our Master Lease is accounted for as a financing obligation and totaled $959.8 million as of December 31, 2018.  See Note 10 to our consolidated financial statements for additional information about our Master Lease and related matters.

Debt Covenant Compliance

As of December 31, 2018, we were in compliance with all of the covenants under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026, the Credit Facility, the Master Lease and the Lumière Loan.

Contractual Commitments

The following table summarizes our estimated contractual payment obligations as of December 31, 2018:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in millions)
Contractual cash obligations:
Long-term debt obligations(1)	$3,300.8	$0.5	$246.4	$620.3	$2,433.6
Estimated interest payments on long-term debt(2)	1,058.4	193.8	359.7	328.9	176.0
Operating leases(3)	275.1	23.3	38.8	34.8	178.2
Gaming tax and license fees(4)	63.6	12.8	25.5	25.3	See note (4)
Purchase and other contractual obligations(5)	40.3	29.5	10.1	0.5	0.2
Minimum purse obligations(6)	11.1	11.1	—	—	—
Contingent earn-out payments(7)	0.5	0.1	0.3	0.1	—
Regulatory gaming assessments(8)	1.8	1.1	0.7	—	—
Financing Obligation to GLPI(9)	3,958.9	87.9	179.6	184.7	3,506.7
Total	$8,710.5	$360.1	$861.1	$1,194.6	$6,294.7
(1)

These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 11 to our consolidated financial statements for additional information about our debt and related matters.

(2)	Estimated interest payments on long-term debt are based on LIBOR rates and principal amounts outstanding on the Credit Facility at December 31, 2018.
(3)	Our operating lease obligations are described in Note 17 to our consolidated financial statements.
(4)

Includes an annual table gaming license fee of $2.5 million for Mountaineer which is due on July 1st of each year for as long as Mountaineer operates table games. Includes our obligation for gaming taxes at Presque Isle Downs, which is set at a minimum of $10.0 million per year, as required by the Pennsylvania Gaming Control Board. Also includes our obligation at Presque Isle Downs, as the holder of a Category 1 license, to create a fund to be used for the improvement and maintenance of the backside area of the racetrack with an amount of not less than $250,000 or more than $1 million annually for a five-year period beginning in 2017. We sold Presque Isle Downs in January 2019.

(5)	Includes any construction or other contracts which are not operating or capital leases.
(6)

Pursuant to an agreement with the Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc. and/or in accordance with the West Virginia racing statute, Mountaineer is required to utilize its best efforts to conduct racing for a minimum of 210 days and pay average daily minimum purses established by Mountaineer prior to the first live racing date each year ($85,000 for 2019) for the term of the agreement, which expires on December 31, 2019.

(7)

In connection with the 2003 purchase of Scioto Downs, certain stockholders of Scioto Downs elected the option to receive cash and contingent earn‑out payments (“CEP Rights”) in lieu of all cash for their outstanding shares of Scioto Downs’ common stock. The triggering event occurred when Scioto Downs received its permanent VLT license in May 2012 and commenced gaming operations. As a result, we recorded a liability for the estimated ten-year payout to the stockholders who elected to receive the CEP Rights. The future obligation was calculated based on Scioto Downs’ projected EBITDA for the ten calendar years beginning January 1, 2013.

(8)

These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 17 to our consolidated financial statements for additional information regarding our regulatory gaming assessments.

(9)

The Master Lease annual estimated payments consist of building base rent totaling $60.9 million, land base rent totaling $13.4 million and variable rent totaling $13.4 million. The building base rent includes an annual 2% escalation.

The table above excludes certain commitments as of December 31, 2018, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon.

The repayment of our long‑term debt, which consists of indebtedness evidenced by the 6% Senior Notes due 2025, 6% Senior Notes due 2026, 7% Senior Notes due 2023 and the Credit Facility, is subject to acceleration upon the occurrence of an event of default under the indentures governing these obligations.

We routinely enter into operational contracts in the ordinary course of our business, including construction contracts for minor projects that are not material to our business or financial condition as a whole. Our commitments relating to these contracts are recognized as liabilities in our consolidated balance sheets when services are provided with respect to such contracts.

Off Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows since inception.

Other Liquidity Matters

We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in “Part I, Item 3. Legal Proceedings” and Note 17 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included elsewhere in this report.

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

Business Combinations

We applied the provisions of Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” in the accounting for our acquisitions of Isle, Elgin, Tropicana and our previous acquisitions. It required us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of their respective acquisition dates were measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

Accounting for business combinations required our management to make significant estimates and assumptions, including our estimate of intangible assets, such as gaming licenses, trade names and loyalty programs. Although we believe the assumptions and estimates made have been reasonable and appropriate, they are inherently uncertain. For our gaming license valuation, our properties estimated future cash flows were the primary assumption in the respective intangible valuations. Cash flow estimates included assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits and growth percentages. The growth percentages were developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. The most significant of the assumptions used in the valuations included: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditure assumptions. These assumptions were developed for each of our properties based on historical trends in the current competitive markets in which they operate, and projections of future performance and competition. The primary assumptions with respect to our trade names and loyalty program intangibles primary assumptions were selecting the appropriate royalty rates and cost estimates for replacement cost analyses, respectively.

Casino Revenue and Pari-mutuel Commissions

The Company recognizes net win from gaming activities as casino revenue, which is the difference between gaming wins and losses, not the total amount wagered. Progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of certain cash and free play incentives. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing of simulcast signals from other race tracks and are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made and recorded on a gross basis. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

Non-gaming Revenue

Hotel, food and beverage, and other operating revenues are recognized as services are performed. The revenue for hotel, food and beverage contracts is the net amount collected from the customer for such goods and services. Hotel, food and beverage services have been determined to be separate, stand-alone performance obligations and the transaction price for such contracts is recorded as revenue as the good or service is transferred to the customer over the customer’s stay at the hotel or when the delivery is made for the food and beverage. Advance deposits for future hotel occupancy, convention space or food and beverage services contracts are recorded as deferred income until the revenue recognition criteria has been met. The Company also provides goods and services that may include multiple performance obligations, such as for packages, for which revenues are allocated on a pro rata basis based on each service's stand-alone selling price.

Complimentaries

The Company offers discretionary coupons and other discretionary complimentaries to customers outside of the loyalty program. The retail value of complimentary food, beverage, hotel rooms and other services provided to customers is recognized as a reduction to the revenues for the department which issued the complimentary and a credit to the revenue for the department redeemed. Complimentaries provided by third parties at the discretion and under the control of the Company is recorded as an expense when incurred.

For information with respect to our adoption of ASU No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606) effective January 1, 2018, see “Note 2, Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements”, in the notes to the consolidated financial statements.

Income Taxes

We and our subsidiaries file US federal income tax returns and various state and local income tax returns. Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities. See Note 12 in the accompanying consolidated financial statements for a discussion of the status and impact of examinations by tax authorities.

We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and as attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the “more likely than not” realization threshold. This assessment considers, among other matters, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income.

Under the applicable accounting standards, we may recognize the tax benefit from an uncertain tax position only if it is more‑likely‑than‑not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standards also provide guidance on de‑recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions. We have recorded no liability associated with uncertain tax positions at December 31, 2018 and 2017.

Property and Equipment and Other Long‑Lived Assets

Property and equipment are recorded at cost, except for assets acquired in our business combinations, which were adjusted for fair value under ASC 805 and are depreciated over their remaining estimated useful life or lease term. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates.

Property, equipment and other long‑lived assets are assessed for impairment in accordance with ASC 360, Property, Plant, and Equipment. We evaluate our long‑lived assets periodically for impairment issues or, more frequently, whenever events or circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined by comparing the net carrying value to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets. The amount of impairment loss, if any, is measured by the difference between the net carrying value and the estimated fair value of the asset which is typically measured using a discounted cash flow model (Level 3 of the fair value hierarchy). For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. As a result of the agreement to sell Nemacolin, an impairment charge of $3.8 million for the year ended December 31, 2018 was recorded to property and equipment due to the carrying value of net property and equipment being sold exceeding net sales proceeds. Based on the results of our periodic reviews we have not recorded any long-lived assets impairment charges during the years ended December 31, 2017 and 2016.

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

Goodwill and Other Indefinite‑lived Intangible Assets

Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. As a result of our annual impairment tests, none of our reporting units incurred any goodwill impairment charges in 2018 and 2016. For our 2017 annual goodwill impairment tests, we utilized the option to perform a step zero analysis for each of our reporting units and concluded it was more likely than not that the fair values of certain reporting units were less than their carrying values. We then utilized the two-step quantitative analysis for these reporting units. As a result of the two-step quantitative analysis performed in 2017, we recorded impairment charges of $34.9 million and $3.1 million related to goodwill and trade names, respectively. In conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018, an impairment charge totaling $9.8 million to goodwill was recorded.

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

We value trade names using the relief‑from‑royalty method with royalty rates range from 0.5% ‑ 1.0%. Trade names recorded as part of the merger with MTR are amortized on a straight‑line basis over a 3.5-year useful life and the trade names recorded as part of our acquisition of Tropicana, Elgin, Isle and acquisition of the Reno properties are not amortized (deemed indefinite-lived).

The loyalty programs were valued using a combination of a replacement cost and lost profits analysis and the loyalty programs are amortized on a straight‑line basis over a one- to five-year useful life.

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

Player Loyalty Program

We offer programs at our properties whereby participating customers can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and, in limited situations, cash. The incentives earned by customers under these programs are based on previous revenue transactions and represent separate performance obligations. Points earned, less estimated breakage, are recorded as a reduction of casino revenues at the standalone selling price of the points when earned based upon the retail value of the benefits, historical redemption rates and estimated breakage and recognized as departmental revenue based on where such points are redeemed upon fulfillment of the performance obligation. The loyalty program liability represents a deferral of revenue until redemption occurs, which is typically less than one year.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long‑term debt arrangements. At December 31, 2018, interest on borrowings under our Credit Facility was subject to fluctuation based on changes in short-term interest rates.

As of December 31, 2018, our long‑term variable‑rate borrowings under the Credit Facility totaled $1.2 billion, representing approximately 36% of our long‑term debt. In conjunction with the issuance of the 6% Senior Notes due 2026, this percentage declined from 43% as of December 31, 2017. During 2018, the weighted average interest rates on our variable and fixed rate debt were 4.3% and 6.4%, respectively.

The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the year ended December 31, 2018.

The following table provides information as of December 31, 2018 about our debt obligations, including debt that is sensitive to changes in interest rates, and presents principal payments and related weighted-average interest rates by expected maturity dates. Implied forward rates should not be considered a predictor of actual future interest rates.

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	(in thousands)
	2019	2020	2021	2022	2023	Thereafter	Total
Fixed Rate Debt
6% Senior Notes due 2025	$—	$—	$—	$—	$—	$875,000	$875,000
6% Senior Notes due 2026						600,000	600,000
7% Senior Notes due 2023	—	—	—	—	375,000	—	375,000
Lumière Note	—	246,000	—	—	—	—	246,000
Fixed Interest Rate	6.55%	6.48%	6.20%	6.20%	6.13%	6.00%	6.25%

Variable Rate Debt
Term Loan (1)	$—	$—	$—	$—	$—	$956,750	$956,750
Revolving Credit Facility	—	—	—	—	245,000	—	245,000
Average Interest Rate	4.34%	4.34%	4.34%	4.34%	4.43%	4.75%	4.37%

(1)

Based upon the weighted average interest rate of borrowings outstanding under our Credit Facility as of December 31, 2018. Borrowings under the Credit Facility bear interest at a rate per annum of, at our option, either LIBOR or base rate plus an applicable spread.

As of December 31, 2018, borrowings outstanding under our Term Loan were long-term variable-rate borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the term loan, over the 1% floor specified in our credit agreement), our annual interest cost would change by $9.6 million based on gross amounts outstanding at December 31, 2018.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and notes to consolidated financial statements, including the report of Ernst & Young LLP thereon, are included at pages 67 through 135 of this Annual Report on Form 10‑K.

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

Management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Form 10-K Annual Report and as required by Rules 13a-15(b) and 15d-15(b) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated and assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K Annual Report based upon the framework set forth in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation and assessment, management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

The Company completed its acquisitions of the Grand Victoria Casino (“Elgin”) on August 7, 2018 and Tropicana Entertainment, Inc. (“Tropicana”) on October 1, 2018. Since the Company has not yet fully incorporated the internal controls and procedures of Elgin and Tropicana into the Company’s internal control over financial reporting, management excluded Elgin and Tropicana from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The Elgin and Tropicana acquisitions constituted 37% of total assets as of December 31, 2018, and 13% of net revenues for the year then ended December 31, 2018.

Ernst & Young LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2018, as stated in its report which follows below.

Changes in Internal Control Over Financial Reporting

Except as noted below, during the quarter ended December 31, 2018, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 7, 2018 we completed the acquisition of Elgin and on October 1, 2018 we completed the acquisition of Tropicana. See Part IV, Item 15, Notes to Consolidated Financial Statements, Note 3: Acquisitions, Purchase Price Accounting and Pro forma Information, for a discussion of the acquisitions and related financial data. The Company is in the process of integrating Elgin and Tropicana in to our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. The Elgin and Tropicana acquisitions constituted 37% of total assets as of December 31, 2018, and 13% of net revenues for the year then ended December 31, 2018. Excluding the Elgin Acquisition and Tropicana Acquisition, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Eldorado Resorts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Eldorado Resorts, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eldorado Resorts, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Elgin Riverboat Resort – Riverboat Casino and Tropicana Entertainment, Inc. which are included in the 2018 consolidated financial statements of the Company and constituted 37% of total assets as of December 31, 2018 and 13% of net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Elgin Riverboat Resort – Riverboat Casino and Tropicana Entertainment, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (a)(ii) of the Company and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

Las Vegas, Nevada

March 1, 2019

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than April 30, 2019, pursuant to Regulation 14A under the Securities Act.

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

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2019, pursuant to Regulation 14A under the Securities Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2019, pursuant to Regulation 14A under the Securities Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2019, pursuant to Regulation 14A under the Securities Act.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2019, pursuant to Regulation 14A under the Securities Act.

PART IV

Item 15.	Financial Statement Schedules.

(a)(i) Financial Statements
Included in Part II of this Annual Report on Form 10‑K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
(a)(ii) Financial Statement Schedule
Years Ended December 31, 2018, 2017 and 2016
Valuation and Qualifying Accounts
(a)(iii) Exhibits

EXHIBIT NO.	ITEM TITLE

2.1⁺

Agreement and Plan of Merger by and among Isle of Capri Casinos, Inc., Eldorado Resorts, Inc., Eagle I Acquisition Corp. and Eagle II Acquisition Company LLC, dated as of September 19, 2016 (incorporated by reference to our Current Report on Form 8-K filed on September 22, 2016).

2.2⁺

Agreement and Plan of Merger by and among Eldorado Resorts, Inc., Delta Merger Sub, Inc., GLP Capital, L.P. and Tropicana Entertainment Inc., dated as of April 15, 2018 (incorporated by reference to our Current Report on Form 8-K filed on April 16, 2018).

2.3⁺

Interest Purchase Agreement by and among MGM Elgin Sub, Inc., Illinois RBG, L.L.C., Eldorado Resorts, Inc., Elgin Holdings I LLC, Elgin Holdings II LLC, Elgin Riverboat Resort-Riverboat Casino and MGM Resorts International, dated as of April 15, 2018 (incorporated by reference to our Current Report on Form 8-K filed on April 16, 2018).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 19, 2014).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2018).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8‑K filed on September 19, 2014).

4.1	Specimen Stock Certificate of the Company (incorporated by reference to our Form S‑4/A filed on April 21, 2014).

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

4.7

Fifth Supplemental Indenture, dated as of June 18, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2023 Notes Indenture (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2018).

4.8

Sixth Supplemental Indenture, dated as of August 7, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2023 Notes Indenture (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2018).

4.9

Seventh  Supplemental Indenture, dated as of October 1, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee under the 2023 Notes Indenture (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

4.10

Indenture, dated as of March 29, 2017, by and between Isle of Capri Casinos LLC formerly known as Eagle II Acquisition Company LLC and U.S. Bank National Association (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2017).

EXHIBIT NO.	ITEM TITLE
4.11

Supplemental Indenture, dated as of May 1, 2017, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2017).

4.12

Second Supplemental Indenture, dated as of June 18, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2025 Notes Indenture (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2018).

4.13

Third Supplemental Indenture, dated as of August 7, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2025 Notes Indenture (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2018).

4.14

Fourth Supplemental Indenture, dated as of October 1, 2018, by and among Eldorado Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee under the 2025 Notes Indenture (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

4.15

Indenture dated as of September 20, 2018 by and among Delta Merger Sub, Inc. and U.S. Bank National Association, as Trustee under the 2026 Notes Indenture (incorporated by reference to our Current Report on Form 8-K filed on September 20, 2018).

4.16

Supplemental Indenture dated as of October 1, 2018 by and among Eldorado Resorts, Inc. the guarantors party thereto and U.S. Bank National Association, as Trustee, under the 2026 Notes Indenture (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

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

10.4*

Amended and Restated Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Gary Carano (incorporated by reference to our Current Report on Form 8-K filed on January 22, 2018).

10.5*

Amendment No. 1 to Amended and Restated Employment Agreement, dated September 28, 2018, by and between Gary Carano and Eldorado Resorts, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

10.6*

Amended and Restated Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Thomas Reeg (incorporated by reference to our Current Report on Form 8-K filed on January 22, 2018).

10.7*

Amendment No. 1 to Amended and Restated Employment Agreement, dated September 28, 2018, by and between Thomas Reeg and Eldorado Resorts, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

10.8*

Amended and Restated Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Anthony Carano (incorporated by reference to our Current Report on Form 8-K filed on January 22, 2018).

10.9*

Amendment No. 1 to Amended and Restated Employment Agreement, dated September 28, 2018, by and between Anthony Carano and Eldorado Resorts, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

10.10*

Amended and Restated Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Edmund L. Quatmann, Jr. (incorporated by reference to the Annual Report on Form 10-K filed on February 27, 2018).

10.11*	2010 Long‑Term Incentive Plan (incorporated by reference to the Quarterly Report of MTR Gaming Group, Inc. on Form 10‑Q filed on August 9, 2010).

EXHIBIT NO.	ITEM TITLE
10.13*	Form of Nonqualified Stock Option Award Agreement (2010 Long‑Term Incentive Plan) (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8‑K filed on February 3, 2011).

10.16*

Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Eldorado Resorts, Inc. on April 3, 2015 (File No. 333-203227)).

10.17*

Form of Director Non-Deferred Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed by Eldorado Resorts, Inc. on July 14, 2015 (File No. 333-205654)).

10.18*

Form of Director Deferred Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed by Eldorado Resorts, Inc. on July 14, 2015 (File No. 333-205654)).

10.19*	Form of Performance Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (filed herewith).

10.20

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

10.22	Lease between C, S & Y Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

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

10.28

Fourth Amendment, dated as of June 1, 2011, by and between Eldorado Resorts LLC and CS&Y Associates, to Reimbursement and Indemnification Agreement and Lease Amendment, entered into as of March 24, 1994, by and between Eldorado Hotel Associates Limited Partnership, and CS&Y Associates (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

10.29

Credit Agreement, dated as of April 17, 2017, by and among Isle of Capri Casinos LLC (f/k/a Eagle II Acquisition Company LLC), the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2017).

10.23

Borrower Joinder and Assumption Agreement, dated as of May 1, 2017, by and among Eldorado Resorts, Inc., Isle of Capri Casinos LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2017).

10.31	Guaranty Agreement, dated as of May 1, 2017, by and among the guarantors party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2017).

EXHIBIT NO.	ITEM TITLE
10.32

Amendment Agreement, dated as of August 15, 2017, by and between the Eldorado Resorts, Inc. and JPMorgan Chase, N.A. as Administrative Agent in connection with the Credit Agreement, dated as of April 17, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2017).

10.33

Amendment Agreement No. 2, dated June 6, 2018 by and between Eldorado Resorts, Inc. and JPMorgan Chase N.A., as administrative agent in connection with the Credit Agreement dated as of April 17, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2018).

10.34

Amendment Agreement No. 3, dated October 1, 2018 by and between Eldorado Resorts, Inc. and JPMorgan Chase N.A., as administrative agent in connection with the Credit Agreement dated as of April 17, 2017 (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

10.35	Loan Agreement, dated as of October 1, 2018, by and among Eldorado Resorts and GLP Capital, L.P. (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

10.33	Master Lease, dated as of October 1, 2018, by and among Eldorado Resorts, Inc. and GLP Capital L.P. (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

10.36

Registration Rights Agreement, dated as of May 1, 2017, by and among Eldorado Resorts, Inc., Recreational Enterprises, Inc., GFIL Holdings, LLC and certain of its affiliates (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2017).

10.37*

Isle of Capri Casinos, Inc. Second Amended and Restated 2009 Long-Term Stock Incentive Plan (incorporated by reference to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on October 9, 2015).

10.41*	Isle of Capri Casino, Inc. Form of Non-Qualified Stock Option Agreement (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 17, 2015).

10.42*	Isle of Capri Casino, Inc. Form of Performance Stock Unit Agreement (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 17, 2015).

10.43*	Isle of Capri Casino, Inc. Form of Restricted Stock Unit Agreement (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 17, 2015).

10.44

Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles) (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 2, 1999).

10.45

Lease of property in Coahoma, Mississippi, dated as of November 16, 1993, by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Form S-4/A filed on June 19, 2002).

10.46

Addendum to Lease, dated as of June 22, 1994, by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 28, 2000).

10.47

Second addendum to Lease, dated as of October 17, 1995, by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 28, 2000).

10.48

Master Lease, dated as of July 18, 1997, by and between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Davis Gaming Boonville, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.49

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

EXHIBIT NO.	ITEM TITLE
10.51

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

10.53

First Amendment to Amended and Restated Lease Agreement, dated as of October 31, 1995, by and between the Port Authority of Kansas City, Missouri and Tenant (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 25, 2009).

10.54

Second Amendment to Amended and Restated Lease Agreement, dated as of June 10, 1996, by and between the Port Authority of Kansas City, Missouri and Tenant (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 25, 2009).

10.55

Assignment and Assumption Agreement (Lease Agreement), dated as of June 6, 2000, by and among Flamingo Hilton Riverboat Casino, LP, Isle of Capri Casinos, Inc. and IOC-Kansas City, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.56

Lease and Agreement-Spring 1995, dated as of August 15, 1995, by and between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.57

Addendum to the Lease and Agreement-Spring 1995, dated as of April 4, 1996, by and between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.58

Second Addendum to the Lease and Agreement-Spring 1995, dated as of March 21, 2003, by and between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.59

Third Addendum to the Lease and Agreement-Spring 1995, dated as of April 22, 2003, by and between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.60

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

10.62

Amended and Restated Operator’s Contract, dated as of November 9, 2004, by and between Black Hawk County Gaming Association and IOC Black Hawk County, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.63

Operator's Contract, dated as of August 11, 1994, by and between the Riverbend Regional Authority, Green Bridge Company, Bettendorf Riverfront Development Company, L.C., Lady Luck Gaming Corporation and Lady Luck Bettendorf, L.C. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.64

Amendment to Operator's Contract, dated as of August 27, 1998, by and among Green Bridge Company, Bettendorf Riverfront Development Company, L.C., Lady Luck Gaming Corporation, Lady Luck Bettendorf, L.C. and Riverbend Regional Authority (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.65

Second Amendment to Operator's Contract, dated as of June 30, 2004, by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

EXHIBIT NO.	ITEM TITLE
10.66

Third Amendment to Operator's Contract, dated as of October 30, 2007, by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.67

Fourth Amendment to Operator's Contract, dated as of March 11, 2015, by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 17, 2015).

10.68

Amended and Restated Net Lease Agreement by and between Park Cattle Co. and Desert Palace, Inc. dated January 1, 2000. (Incorporated by reference to the Tropicana Entertainment, Inc.’s Current Report on Form 8-K dated March 11, 2010)

10.69

Amendment and Reservation of Rights Regarding MontBleu dated April 2, 2008 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC. (Incorporated by reference to Tropicana Entertainment Inc.’s  Current Report on Form 8-K dated March 11, 2010)

10.70

MontBleu Lease Amendment No. 2 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC, dated June 12, 2009. (Incorporated by reference to Tropicana Entertainment Inc.’s  Current Report on Form 8-K dated March 11, 2010)

10.71

MontBleu Lease Amendment No. 3 by and between the Edgewood Companies and Columbia Properties Tahoe, LLC, made effective May 10, 2010. (Incorporated by reference to Tropicana Entertainment Inc.’s  Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.72

MontBleu Lease Amendment No. 4 by and between the Edgewood Companies, a Nevada corporation formerly known as Park Cattle Co., and Columbia Properties Tahoe, LLC, made effective October 1, 2014. (Incorporated by reference to Tropicana Entertainment Inc.’s  Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Thomas R. Reeg pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350 (filed herewith).

99.1	Description of Governmental Regulations and Licensing (filed herewith).

101.1	XBRL Instance Document

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Definition Linkbase Document

101.5	XBRL Taxonomy Extension Label Linkbase Document

101.6	XBRL Taxonomy Extension Presentation Linkbase Document

⁺

The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request and hereby undertakes to furnish supplemental copies of any of the omitted schedules or similar attachments upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules or attachments so furnished.

*	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO RESORTS, INC.

	By:	/s/ Thomas R. Reeg Thomas R. Reeg Chief Executive Officer and Chief Financial Officer
Dated: March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Reeg Thomas R. Reeg	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) and Director	March 1, 2019

/s/ Stephanie D. Lepori Stephanie D. Lepori	Chief Administrative Officer (Principal Accounting Officer)	March 1, 2019

/s/ Gary L. Carano Gary L. Carano	Executive Chairman of the Board of Directors	March 1, 2019

/s/ BONNIE BIUMI Bonnie Biumi	Director	March 1, 2019

/s/ Frank J. Fahrenkopf Jr. Frank J. Fahrenkopf Jr.	Director	March 1, 2019

/s/ James B. Hawkins James B. Hawkins	Director	March 1, 2019

/s/ Gregory J. Kozicz Gregory J. Kozicz	Director	March 1, 2019

/s/ Michael E. Pegram Michael E. Pegram	Director	March 1, 2019

/s/ David P. Tomick David P. Tomick	Director	March 1, 2019

/s/ Roger P. Wagner Roger P. Wagner	Director	March 1, 2019

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

ELDORADO RESORTS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Eldorado Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eldorado Resorts, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (a)(ii) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

Las Vegas, Nevada

March 1, 2019

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$230,752	$134,596
Restricted cash and investments	24,892	3,267
Marketable securities	16,957	17,631
Accounts receivable, net	60,169	45,797
Due from affiliates	327	243
Inventories	20,595	16,870
Income taxes receivable	15,731	4,805
Prepaid expenses	48,002	27,823
Assets held for sale	155,771	—
Total current assets	573,196	251,032
Property and equipment, net	2,882,606	1,502,817
Gaming licenses and other intangibles, net	1,362,006	996,816
Goodwill	1,008,316	747,106
Other assets, net	85,338	48,701
Total assets	$5,911,462	$3,546,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$462	$615
Accounts payable	58,524	34,778
Accrued property, gaming and other taxes	51,931	43,212
Accrued payroll and related	87,332	53,330
Accrued interest	42,780	25,607
Income taxes payable	47,475	171
Accrued other liabilities	102,982	66,038
Liabilities related to assets held for sale	10,691	—
Total current liabilities	402,177	223,751
Long-term financing obligation to GLPI	959,835	—
Long-term debt, less current portion	3,261,273	2,189,578
Deferred income taxes	200,010	162,967
Other long-term liabilities	59,014	28,579
Total liabilities	4,882,309	2,604,875
Commitments and contingencies (Note 17)
STOCKHOLDERS' EQUITY:
Common stock, 200,000,000 and 100,000,000 shares authorized, 77,438,889 and 76,825,966 issued and outstanding, net of treasury shares, par value $0.00001 as of December 31, 2018 and December 31, 2017, respectively	1	—
Paid-in capital	748,076	746,547
Retained earnings	290,206	194,971
Treasury stock at cost, 223,823 shares held at December 31, 2018	(9,131)	—
Accumulated other comprehensive income	1	79
Total stockholders’ equity	1,029,153	941,597
Total liabilities and stockholders’ equity	$5,911,462	$3,546,472

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended
	December 31,
	2018	2017	2016
REVENUES:
Casino	$1,534,954	$1,085,014	$591,471
Pari-mutuel commissions	18,437	14,013	8,544
Food and beverage	247,332	198,246	155,217
Hotel	183,798	133,338	100,462
Other	71,486	50,187	44,771
Net revenues	2,056,007	1,480,798	900,465
EXPENSES:
Casino	732,580	547,438	342,433
Pari-mutuel commissions	16,709	13,651	9,787
Food and beverage	202,618	169,848	122,598
Hotel	65,009	50,575	41,212
Other	38,676	32,156	30,776
Marketing and promotions	106,161	83,174	40,890
General and administrative	349,598	241,037	130,720
Corporate	46,632	30,739	19,880
Impairment charges	13,602	38,016	—
Depreciation and amortization	157,429	105,891	63,449
Total operating expenses	1,729,014	1,312,525	801,745
Loss on sale or disposal of property and equipment	(835)	(319)	(836)
Proceeds from terminated sales	5,000	20,000	—
Transaction expenses	(20,842)	(92,777)	(9,184)
Loss from unconsolidated affiliates	(213)	(367)	—
Operating income	310,103	94,810	88,700
OTHER EXPENSE:
Interest expense, net	(171,732)	(99,769)	(50,917)
Loss on early retirement of debt, net	(162)	(38,430)	(155)
Unrealized loss on restricted investment	(2,587)	—	—
Total other expense	(174,481)	(138,199)	(51,072)
Net income (loss) before income taxes	135,622	(43,389)	37,628
(Provision) benefit for income taxes	(40,387)	116,769	(13,101)
Net income	$95,235	$73,380	$24,527
Net income per share of common stock:
Basic	$1.23	$1.09	$0.52
Diluted	$1.22	$1.08	$0.51
Weighted average basic shares outstanding	77,458,902	67,133,531	47,033,311
Weighted average diluted shares outstanding	78,282,101	68,102,814	47,701,562

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$95,235	$73,380	$24,527
Other comprehensive (loss) income, net of tax:
Defined benefit pension plan—amortization of net (loss) income, net of tax of $(1) and $36 for 2018 and 2017, respectively	(78)	67	—
Other comprehensive (loss) income	(78)	67	—
Comprehensive income, net of tax	$95,157	$73,447	$24,527

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shares	Amount	Total
Balance, December 31, 2015	46,817,829	$—	$170,897	$97,551	$12	—	$—	$268,460
Issuance of restricted stock units	217,997	—	3,341	—	—	—	—	3,341
Net income	—	—	—	24,527	—	—	—	24,527
Exercise of stock options	132,900	—	385	—	—	—	—	385
Shares withheld related to net share settlement of stock awards	(62,982)	—	(744)	—	—	—	—	(744)
Balance, December 31, 2016	47,105,744	$—	$173,879	$122,078	$12	—	$—	$295,969
Isle common stock exchanged at merger	28,468,182	—	574,811	—	—	—	—	574,811
Issuance of restricted stock units	1,070,552	—	6,322	—	—	—	—	6,322
Other	—		—	(487)	—	—	—	(487)
Net income	—	—	—	73,380	—	—	—	73,380
Other comprehensive income	—	—	—	—	67	—	—	67
Exercise of stock options	1,185,745	—	2,900	—	—	—	—	2,900
Shares withheld related to net share settlement of stock awards	(1,004,257)	—	(11,365)	—	—	—	—	(11,365)
Balance, December 31, 2017	76,825,966	$—	$746,547	$194,971	$79	—	$—	$941,597
Issuance of restricted stock units	848,737	1	13,083	—	—	—	—	13,084
Purchase of treasury shares	—	—	—	—	—	223,823	(9,131)	(9,131)
Net income	—	—	—	95,235	—	—	—	95,235
Other comprehensive loss	—	—	—	—	(78)	—	—	(78)
Exercise of stock options	67,336	—	154	—	—	—	—	154
Shares withheld related to net share settlement of stock awards	(303,150)	—	(11,708)	—	—	—	—	(11,708)
Balance, December 31, 2018	77,438,889	$1	$748,076	$290,206	$1	223,823	$(9,131)	$1,029,153

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,235	$73,380	$24,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,429	105,891	63,449
Amortization of deferred financing costs, discount and debt premium	8,175	6,289	3,520
Loss on early retirement of debt	162	38,430	155
Unrealized loss on restricted investment	2,587	—	—
Stock compensation expense	13,084	6,322	3,341
Provision for bad debt	1,552	531	161
Impairment charges	13,602	38,016	—
Provision (benefit) for deferred income taxes	33,865	(112,561)	11,201
Other	1,662	723	893
Change in operating assets and liabilities:
Sale of trading securities	674	101	—
Accounts receivable	6,104	(19,110)	(4,874)
Inventories	596	105	687
Prepaid expenses and other assets	(1,215)	(629)	(995)
Accrued interest	1,490	10,974	(344)
Income taxes payable	6,945	(470)	—
Accounts payable and accrued other liabilities	(18,667)	(18,106)	(6,349)
Net cash provided by operating activities	323,280	129,886	95,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(147,415)	(83,161)	(43,173)
Purchase of restricted investments	(8,008)	—	—
Proceeds from sale of property and equipment	1,002	135	1,560
Net cash used in business combinations	(1,113,227)	(1,313,051)	(194)
Investments in and loans to unconsolidated affiliates	(581)	(604)	—
Net cash used in investing activities	(1,268,229)	(1,396,681)	(41,807)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	846,000	2,325,000	—
Borrowings under Revolving Credit Facility	315,358	207,953	73,000
Payments under long-term debt	—	(911,875)	(4,250)
Payments under Revolving Credit Facility	(70,358)	(236,953)	(137,500)
Debt premium proceeds	—	27,500	—
Debt issuance costs	(25,758)	(51,526)	(4,288)
Taxes paid related to net share settlement of equity awards	(11,708)	(11,365)	(744)
Proceeds from exercise of stock options	154	2,900	385
Purchase of treasury stock	(9,131)	—	—
Payments on other long-term payables	(666)	(533)	(274)
Net cash provided by (used in) financing activities	1,043,891	1,351,101	(73,671)

Increase (decrease) in cash, cash equivalents and restricted cash	98,942	84,306	(20,106)
Cash, cash equivalents and restricted cash, beginning of period	147,749	63,443	83,549
Cash, cash equivalents and restricted cash, end of period	$246,691	$147,749	$63,443

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$230,752	$134,596	$61,029
Restricted cash	8,884	3,267	2,414
Restricted cash included in other noncurrent assets	7,055	9,886	—
Total cash, cash equivalents and restricted cash	$246,691	$147,749	$63,443

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$166,007	$84,604	$47,696
Income taxes (refunded) paid	(4,134)	246	1,662
NON-CASH FINANCING ACTIVITIES:
Net change in liabilities for capital expenditures	(2,786)	(317)	4,222
Change in real property subject to financing obligation	(957,300)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 1. Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Eldorado Resorts, Inc. (“ERI” or the “Company”), a Nevada corporation formed in September 2013, and its consolidated subsidiaries.

The Company is a geographically diversified gaming and hospitality company with 28 gaming facilities in 13 states as of December 31, 2018. The Company’s properties, which are located in Ohio, Louisiana, Nevada, New Jersey, Pennsylvania, West Virginia, Colorado, Florida, Iowa, Mississippi, Illinois, Indiana and Missouri, feature approximately 30,000 slot machines and video lottery terminals (“VLTs”), approximately 800 table games and approximately 12,600 hotel rooms. The Company’s primary source of revenue is generated by gaming operations, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.

The Company was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. In 1993, the Company partnered with MGM Resorts International to build Silver Legacy Resort Casino, the first mega-themed resort in Reno. In 2005, the Company acquired its first property outside of Reno when it purchased a casino in Shreveport, Louisiana, now known as Eldorado Shreveport. In September 2014, the Company merged with MTR Gaming Group, Inc. and acquired its three gaming and racing facilities in Ohio, Pennsylvania and West Virginia. The following year, in November 2015, the Company acquired Circus Circus Reno and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International. On May 1, 2017, the Company completed its acquisition of Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”), adding 13 gaming properties to its portfolio. On August 7, 2018, the Company acquired the Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino (“Elgin”) (“Elgin Acquisition”). On October 1, 2018, the Company completed its acquisition of Tropicana Entertainment, Inc. (“Tropicana”), adding seven properties to its portfolio (the “Tropicana Acquisition”).

As of December 31, 2018, ERI owned and operated the following properties:

•

Eldorado Resort Casino Reno (“Eldorado Reno”)—A 814-room hotel, casino and entertainment facility connected via an enclosed skywalk to Silver Legacy and Circus Reno located in downtown Reno, Nevada that includes 1,117 slot machines and 36 table games;

•

Silver Legacy Resort Casino (“Silver Legacy”)—A 1,685-room themed hotel and casino connected via an enclosed skywalk to Eldorado Reno and Circus Reno that includes 1,119 slot machines, 48 table games and a 13-table poker room;

•	Circus Circus Reno (“Circus Reno”)—A 1,571-room hotel-casino and entertainment complex connected via an enclosed skywalk to Eldorado Reno and Silver Legacy that includes 722 slot machines;
•

Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)—A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana that includes 1,388 slot machines, 52 table games and an eight-table poker room;

•

Mountaineer Casino, Racetrack & Resort (“Mountaineer”)—A 357-room hotel, casino, entertainment and live thoroughbred horse racing facility located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle that includes 1,486 slot machines, 36 table games and a 10-table poker room;

•

Presque Isle Downs & Casino (“Presque Isle Downs”)—A casino and live thoroughbred horse racing facility with 1,596 slot machines, 32 table games and a seven-table poker room located in Erie, Pennsylvania;

•

Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,238 VLTs, harness racing and a 118-room third party hotel connected to Scioto Downs located 15 minutes from downtown Columbus, Ohio;

•

Isle Casino Hotel—Black Hawk (“Isle Black Hawk”)—A land-based casino on an approximately 10-acre site in Black Hawk, Colorado that includes 966 slot machines, 28 table games, a 10-table poker room and a 238-room hotel;

•

Lady Luck Casino—Black Hawk (“Lady Luck Black Hawk”)—A land-based casino across the intersection from Isle Casino Hotel in Black Hawk Colorado, that includes 442 slot machines, seven table games and a 164-room hotel with a parking structure connecting Isle Black Hawk and Lady Luck Black Hawk;

•

Isle Casino Racing Pompano Park (“Pompano”)—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida that includes 1,596 slot machines and a 39-table poker room;

•

Isle Casino Bettendorf (“Bettendorf”)—A land-based single-level casino located off Interstate 74 in Bettendorf, Iowa that includes 969 slot machines and 15 table games with two hotel towers with 509 hotel rooms;

•	Isle Casino Waterloo (“Waterloo”)—A single-level land-based casino in Waterloo, Iowa that includes 939 slot machines, 23 table games, and a 194-room hotel;
•

Isle of Capri Casino Hotel Lake Charles (“Lake Charles”)—A gaming vessel on an approximately 19-acre site in Lake Charles, Louisiana, with 1,164 slot machines, 34 table games, 11 poker tables, and two hotels offering 493 rooms;

•	Isle of Capri Casino Lula (“Lula”)—Two dockside casinos in Lula, Mississippi with 862 slot machines and 25 table games, two on-site hotels with a total of 486 rooms and a 28-space RV Park;
•	Lady Luck Casino Vicksburg (“Vicksburg”)—A dockside casino in Vicksburg, Mississippi that includes 607 slot machines and a hotel with a total of 89 rooms;
•	Isle of Capri Casino Boonville (“Boonville”)—A single-level dockside casino in Boonville, Missouri that includes 881 slot machines, 20 table games and a 140-room hotel;
•	Isle Casino Cape Girardeau (“Cape Girardeau”)—A dockside casino and pavilion and entertainment center in Cape Girardeau, Missouri that includes 863 slot machines, 20 table games and four poker tables;
•	Lady Luck Casino Caruthersville (“Caruthersville”)—A riverboat casino located along the Mississippi River in Caruthersville, Missouri that includes 507 slot machines and nine table games;
•	Isle of Capri Casino Kansas City (“Kansas City”)—A dockside casino located close to downtown Kansas City, Missouri offering 938 slot machines and 13 table games;
•	Lady Luck Casino Nemacolin (“Nemacolin”)—A casino property located on the 2,000-acre Nemacolin Woodlands Resort in Western Pennsylvania that includes 600 slot machines and 28 table games;
•

Tropicana Casino and Resort, Atlantic City (“Trop AC”)—A casino and resort situated on approximately 15 acres with approximately 660 feet of ocean frontage in Atlantic City, New Jersey that includes approximately 2,464 slot machines, 107 table games, 18 poker tables and 2,366 hotel rooms;

•

Tropicana Evansville (“Evansville”)—A casino hotel and entertainment complex in Evansville, Indiana featuring 1,128 slot machines, 33 table games, eight poker tables and two on-site hotels with a total of 338 rooms;

•

Lumière Place Casino (“Lumière”)—A casino located on approximately 20 acres, located in historic downtown St. Louis, Missouri near business and entertainment districts and overlooks the Mississippi River with approximately 1,401 slot machines, 48 table games, 10 poker tables and 494 hotel rooms;

•	Tropicana Laughlin Hotel and Casino (“Laughlin”)—A casino in Casino Drive, Laughlin, Nevada that includes approximately 895 slot machines, 20 table games and 1,487 hotel rooms;
•

MontBleu Casino Resort & Spa (“MontBleu”)—A casino situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains featuring approximately 474 slot machines, 17 table games and 438 hotel rooms;

•	Trop Casino Greenville (“Greenville”)—A landside gaming facility located in Greenville, Mississippi with approximately 590 slot machines, 10 table games and 40 hotel rooms;
•

Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)—A dockside riverboat situated on approximately 23 acres on the Mississippi River in the downtown historic district of Baton Rouge featuring approximately 773 slot machines, 14 table games and 288 hotel rooms; and

•	Grand Victoria Casino (“Elgin”)—A casino located in Elgin, Illinois featuring approximately 1,088 slot machines and 30 table games.

In addition, Scioto Downs, through its subsidiary RacelineBet, Inc., also operates Racelinebet.com, a national account wagering service that offers online and telephone wagering on horse races as a marketing affiliate of TwinSpires.com, an affiliate of Churchill Downs Incorporated.

The Company sold Presque Isle Downs in January 2019 and has entered into an agreement to sell Nemacolin. The Nemacolin sale is expected to close in the first quarter of 2019 (See Note 5).

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company as described in Note 1. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into the Company’s consolidated financial statements include useful lives for depreciable and amortizable assets, allowance for doubtful accounts receivable, cash flows in assessing goodwill and indefinite-lived intangible assets for impairment and the recoverability of long‑lived assets, self‑insurance reserves, players’ loyalty program liabilities, contingencies and litigation, claims and assessments, and fair value measurements related to the Company’s long‑term debt. Actual results could differ from these estimates.

Cash and Cash Equivalents.  Cash equivalents include investments in money market funds. Investments can be redeemed immediately at the current net asset value per share. A money market fund is a mutual fund whose investments are primarily in short‑term debt securities designed to maximize current income with liquidity and capital preservation, usually maintaining per share net asset value at a constant amount, such as one dollar. Cash and cash equivalents also include cash maintained for gaming operations. The carrying amounts approximate the fair value because of the short maturity of those instruments (Level 1).

Restricted Cash and Investments.  Restricted cash includes cash and certificates of deposit; restricted investments consist primarily of trading securities held by the Company’s captive insurance subsidiary. The trading securities are primarily debt and equity securities that are purchased with the intention to resell in the near term. The trading securities are carried at fair value with changes in fair value recognized in current period income.  Balances are reserved for unredeemed winning tickets from the Company’s racing operations, funds related to horsemen’s fines and certain simulcasting funds that are restricted to payments for improving horsemen’s facilities and racing purses, cash deposits that serve as collateral for letters of credit, surety bonds and certificates of deposit that serve as collateral for certain bonding requirements, and serve as security for certain insurance coverage and land leases. In addition, the Company holds shares in a publicly traded company with a time restriction on when they can be sold. The restriction expires in November 2019.

The estimated fair values of our restricted cash and investments are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2), or unobservable inputs that are not corroborated by market data (Level 3) and represent the amounts we would expect to receive if we sold our restricted cash and investments. Restricted cash and investments are reported on the face of the Consolidated Balance Sheets and in Other assets, net.

Marketable Securities. Marketable securities consist primarily of trading securities held by the Company’s captive insurance subsidiary. The trading securities are primarily debt and equity securities that are purchased with the intention to resell in the near term. The trading securities are carried at fair value with changes in fair value recognized in current period income. For the year ended December 31, 2018, we recorded a $43,000 loss related to the change in fair value which is included in corporate expenses in the accompanying statements of income.

CRDA Investments. The New Jersey Casino Reinvestment Development Authority (“CRDA”) cash deposits made by Trop AC are carried at fair value. The CRDA deposits are used to purchase CRDA bonds that carry below market interest rates. An allowance is established by a charge to the Consolidated Statements of Income as part of general and administrative expense. When the CRDA deposits are used to purchase CRDA bonds, the allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less any adjustments for other than temporary impairments.

Accounts Receivable and Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues markers to approved casino customers following background checks and assessments of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non‑interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2018 and 2017, no significant concentrations of credit risk related to receivables existed.

Inventories.  Inventories are stated at the lower of average cost, using a first‑in, first‑out basis, or net realizable value. Inventories consist primarily of food and beverage, retail merchandise and operating supplies.

Corporate Expense. Corporate expense represents unallocated payroll, travel costs, professional fees and various other expenses not directly related to the Company’s casino resort operations. In addition, corporate expense includes costs associated with the Company’s evaluation and pursuit of new business opportunities, which are expensed as incurred.

Preopening and Start-up Expenses. Preopening and start-up costs, including organizational costs, are expensed as incurred. Costs classified as preopening and start-up expenses include payroll, outside services, advertising, and other expenses related to new or start-up operations. Expenses are reported in operating expenses on the Consolidated Statements of Income.

Property and Equipment.  Property and equipment are stated at cost. Depreciation is computed using the straight‑line method over the estimated useful life of the asset or the term of the lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in operating income.

Buildings and improvements	10 to 40 years
Land improvements	10 to 20 years
Furniture, fixtures and equipment	3 to 20 years
Riverboats	5 to 25 years

The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as held for sale or to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge is recorded. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses.  For the years ended December 31, 2018, 2017 and 2016, no impairment charges were recorded for assets held and used. For the year ended December 31, 2018, an impairment charge of $3.8 million was recorded related to the property and equipment held for sale at Nemacolin (see Note 5); no impairment was recorded for the years ended December 31, 2017 and 2016.

Investments in and Advances to Unconsolidated Affiliates. The Company’s investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method and are included in other assets, net. The Company does have variable interests in variable interest entities; however, we are not the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee. There were no impairments of the Company’s equity method investments during 2018, 2017 or 2016.

Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests as of October 1 of each fiscal year. As a result of the annual impairment review for goodwill and indefinite-lived intangible assets, the Company recorded impairment charges of $34.9 million and $3.1 million related to goodwill and trade names, respectively, in 2017. No impairments were indicated as a result of the annual impairment review for goodwill and indefinite-lived intangible assets in 2018 and 2016. However, in conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018, an impairment charge totaling $9.8 million to goodwill was recorded (see Note 5).

Indefinite‑lived intangible assets consist primarily of expenditures associated with obtaining racing and gaming licenses. Indefinite‑lived intangible assets are not subject to amortization but are subject to an annual impairment test. If the carrying amount of an indefinite‑lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess amount.

Finite-lived intangible assets consist of trade names and player loyalty programs acquired in business combinations. Amortization is completed using the straight-line method over the estimated useful life of the asset. The Company evaluates for impairment whenever indicators of impairment exist. When indicators are noted, the Company then compares estimated future cash flows, undiscounted, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is recorded. For the years ended December 31, 2018, 2017 and 2016, no impairment charges were recorded.

Non‑Operating Real Properties. We have designated certain assets, consisting principally of land and undeveloped properties, as non‑operating real property and have declared our intent to sell those assets. However, we do not anticipate that we will sell the majority of the assets within the next twelve months. As such, these properties are not classified as held‑for‑sale as of December 31, 2018. For undeveloped properties, including non‑operating real properties, when indicators of impairment are present, properties are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. No impairment indicators were noted for the years ended December 31, 2018, 2017 and 2016.

Financing Obligation with GLPI. Substantially concurrently with the consummation of the Tropicana Acquisition, the Company entered into the Master Lease with Gaming and Leisure Properties Inc. (“GLPI”) (see Note 3). The Master Lease was evaluated as a sale-leaseback of real estate; however, based on certain prohibited forms of continuing involvement in the leased assets, the Master Lease did not qualify for sale-leaseback accounting and was accounted for as a financing obligation. Under a failed sale-leaseback transaction, the real estate assets generally remain on the consolidated balance sheet at their historical net book value and are depreciated over their remaining useful lives with a failed sale-leaseback financing obligation recognized for the proceeds received. However, in the absence of cash proceeds, the value of the failed sale-leaseback financing obligations recognized is determined to be the fair value of the leased real estate assets. As a result, the Company calculated a financing obligation at the inception of the Master Lease based on the fair value of the real estate assets subject to the Master Lease (see Note 10).

As described above, for failed sale-leaseback transactions, the Company continues to reflect the real estate assets on the Consolidated Balance Sheets as if the Company were the legal owner, and the Company continues to recognize depreciation expense over the estimated useful lives. We do not recognize rent expense related to these leased assets, rather we have recorded a liability for the failed sale-leaseback obligation and the minimum lease payments are recognized as interest expense. In the initial periods, cash payments are less than the interest expense recognized in the Consolidated Statements of Income, which causes the failed sale-leaseback obligation to increase during the initial years of the lease term (see Note 10).

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

Treasury Shares. We account for the repurchase of our shares at the amount of consideration paid.  The repurchased shares are classified as treasury shares and are presented as a deduction from equity.  When treasury shares are sold or reissued subsequently, the amount received is recognized as an increase in equity and the resulting surplus or deficit on the transaction is presented within additional paid-in capital.

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

Player Loyalty Program.  The Company offers programs at its properties whereby participating customers can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and, in limited situations, cash. The incentives earned by customers under these programs are based on previous revenue transactions and represent separate performance obligations. Points earned, less estimated breakage, are recorded as a reduction of casino revenues at the standalone selling price of the points when earned based upon the retail value of the benefits, historical redemption rates and estimated breakage and recognized as departmental revenue based on where such points are redeemed upon fulfillment of the performance obligation. The loyalty program liability represents a deferral of revenue until redemption occurs, which is typically less than one year.

Complimentaries. The Company offers discretionary coupons and other discretionary complimentaries to customers outside of the loyalty program. The retail value of complimentary food, beverage, hotel rooms and other services provided to customers is recognized as a reduction to the revenues for the department which issued the complimentary and a credit to the revenue for the department redeemed. Complimentaries provided by third parties at the discretion and under the control of the Company is recorded as an expense when incurred.

The Company’s revenues included complimentaries and loyalty point redemptions totaling $210.8 million, $172.4 million and $112.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Casino Revenue and Pari-mutuel Commissions. The Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses, not the total amount wagered. Progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of certain cash and free play incentives. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing of simulcast signals from other race tracks and are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made and recorded on a gross basis. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

Non-gaming Revenue. Hotel, food and beverage, and other operating revenues are recognized as services are performed and is the net amount collected from the customer for such goods and services. Hotel, food and beverage services have been determined to be separate, stand-alone performance obligations and is recorded as revenue as the good or service is transferred to the customer over the customer’s stay at the hotel or when the delivery is made for the food and beverage. Advance deposits for future hotel occupancy, convention space or food and beverage services contracts are recorded as deferred income until the revenue recognition criteria has been met. The Company also provides goods and services that may include multiple performance obligations, such as for packages, for which revenues are allocated on a pro rata basis based on each service's stand-alone selling price.

The Company’s Consolidated Statements of Income presents net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below (amounts in thousands). Refer to Note 19 for a discussion of the Company’s reportable segments.

	Year Ended December 31, 2018
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$230,571	$345,499	$365,365	$476,993	$116,526	$—	$1,534,954
Pari-mutuel commissions	—	—	10,383	8,054	—	—	18,437
Food and beverage	109,038	27,364	52,924	43,167	14,839	—	247,332
Hotel	108,327	16,365	24,792	26,694	7,620	—	183,798
Other	35,596	7,780	7,717	16,364	3,500	529	71,486
Net revenues	$483,532	$397,008	$461,181	$571,272	$142,485	$529	$2,056,007

	Year Ended December 31, 2017
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$186,779	$231,366	$262,937	$403,932	$—	$—	$1,085,014
Pari-mutuel commissions	—	—	5,743	8,270	—	—	14,013
Food and beverage	102,244	20,452	42,114	33,436	—	—	198,246
Hotel	91,811	12,177	21,459	7,891	—	—	133,338
Other	29,485	4,884	6,006	9,306	—	506	50,187
Net revenues	$410,319	$268,879	$338,259	$462,835	$—	$506	$1,480,798

	Year Ended December 31, 2016
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$121,623	$—	$92,108	$377,740	$—	$—	$591,471
Pari-mutuel commissions	—	—	—	8,544	—	—	8,544
Food and beverage	96,708	—	26,133	32,376	—	—	155,217
Hotel	79,880	—	12,246	8,336	—	—	100,462
Other	29,330	—	3,070	12,371	—	—	44,771
Net revenues	$327,541	$—	$133,557	$439,367	$—	$—	$900,465

Advertising.  Advertising costs are expensed in the period the advertising initially takes place and are included in marketing and promotions expenses. Advertising costs included in marketing and promotion expenses were $33.9 million, $33.0 million and $15.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Income Taxes.  We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred income tax liabilities and deferred income tax assets for the difference between the book basis and tax basis of assets and liabilities. We have recorded valuation allowances related to certain state-specific net operating loss carry forwards and temporary differences. Recognizable future tax benefits are subject to a valuation allowance, unless such tax benefits are determined to be more-likely-than-not realizable. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Stock‑Based Compensation. We account for stock‑based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share‑based payments to employees and non‑employee members of the Board of Directors, including grants of stock options and restricted stock units (“RSUs”), to be recognized in the Consolidated Statements of Income based on their fair values and that compensation expense be recognized for awards over the requisite service period of the award or until an employee’s eligible retirement date, if earlier.

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

Recently Issued Accounting Pronouncements

Pronouncements Implemented in 2018

In May 2014 (amended January 2017), the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC 606) which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and eliminates existing industry guidance, including revenue recognition guidance specific to the gaming industry. The core principle of the revenue model indicates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company adopted this standard effective January 1, 2018 and elected to apply the full retrospective adoption method. The adoption of ASC 606 on January 1, 2018 principally affected the presentation of promotional allowances and how the Company measured the liability associated with our customer loyalty programs. The presentation of gross revenues for complimentary goods and services provided to guests with a corresponding offsetting amount included in promotional allowances was eliminated. This adjustment in presentation of promotional allowances did not have an impact on the Company’s historically reported net revenues. The majority of such amounts previously included in promotional allowances now offset casino revenues based on an allocation of revenues using stand-alone selling price. Food, beverage, hotel and other services furnished to our guests on a complimentary basis are measured at the respective estimated standalone selling prices and included as revenues within food and beverage, hotel, and other, which generally resulted in a corresponding decrease in gaming revenues. The costs of providing such complimentary goods and services are included as expenses within food and beverage, hotel, and other.

Additionally, as a result of the adoption of the new standard, certain adjustments and other reclassifications to and between revenue categories and to and between expense categories were required; however, the amounts associated with such adjustments did not have a significant impact on the Company’s previously reported operating income or net income.

Liabilities associated with our player loyalty programs are no longer valued at cost; rather a deferred revenue model is used to account for the classification and timing of revenue to be recognized related to the redemption of player loyalty program liabilities by our customers. Points earned under the Company’s player loyalty programs are deemed to be separate performance obligations and recorded as a reduction of casino revenues when earned at the retail value of such benefits owed to the customer and recognized as departmental revenue based on where such points are redeemed, upon fulfillment of the performance obligation.

The Company elected to adopt the full retrospective method to apply the new guidance to each prior reporting period presented as if it had been in effect since January 1, 2015, with a pre-tax cumulative effect adjustment to our retained earnings upon adoption totaling $4.7 million. Net of tax, the cumulative effect adjustment to our retained earnings upon adoption was $3.5 million. This was primarily related to our player loyalty program point liability, which increased from an estimated incremental cost model to a deferred revenue model at retail value.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. This amendment was intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. Amendments in this update provide a more robust framework to use in determining when a set of assets and activities is a business and to provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments were effective for interim and annual periods beginning after December 15, 2017. We adopted this accounting standard during the first quarter of 2018, and it had no impact on our Consolidated Financial Statements or disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cashflows (Topic 230): Restricted Cash related to the inclusion of restricted cash in the statement of cash flows. This new guidance required that a statement of cash flows present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalent. This update was effective in fiscal years, including interim periods, beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018 and elected to apply the full retrospective adoption method. Upon adoption, the Company included a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total shown in the Consolidated Statements of Cash Flows. Adoptions of this guidance had no other impact on the Consolidated Financial Statements or disclosures. Certain amounts have been retrospectively reclassified for the years ended December 31, 2017 and 2016 to reflect the change in the Company’s Consolidated Statements of Cash Flows required with the adoption of ASU No. 2016-18.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This new guidance was intended to reduce diversity in practice in how certain cash receipts and payments are classified in the Statement of Cash Flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance was effective for interim and annual periods beginning after December 15, 2017. The guidance required application using a retrospective transition method. We adopted this standard effective January 1, 2018.  The adoption of this standard did not have a significant impact on our Consolidated Statements of Cash Flows.

Pronouncements to Be Implemented in Future Periods

In June 2016 (modified in November 2018), the FASB issued ASU No 2016-13, Financial Instruments – Credit Losses related to timing on recognizing impairment losses on financial assets.  The new guidance lowers the threshold on when losses are incurred, from a determination that a loss is probable to a determination that a loss is expected.  The change in guidance will be applicable to our evaluation of the CRDA investments obtained through the Tropicana acquisition.  The guidance is effective for interim and annual periods beginning after December 15, 2019, and early adoption is allowed for interim and annual periods beginning after December 15, 2018.  Adoption of the guidance will require a modified-retrospective approach and a cumulative adjustment to retained earnings to the first reporting period that the update is effective.  We currently anticipate adopting this guidance during the first quarter of 2019 and do not expect a cumulative effect on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This generally means that an intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This generally means that the fees associated with the hosting element (service) of the arrangement are expensed as incurred. The amendment is effective for annual and interim periods beginning after December 15, 2019, with early adoption allowed. We expect to adopt the new guidance on January 1, 2020 and are evaluating the qualitative and quantitative effects of the new guidance, but do not believe it will have a significant impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU No 2018-14, Compensation –Retirement Benefits – Defined Benefit Plans – General.  This amendment improves disclosures over defined benefit plans and is effective for interim and annual periods ending after December 15, 2020 with early adoption allowed.  We anticipate adopting this amendment during the first quarter of 2021, and do not expect it to have a significant impact on our Consolidated Financial Statements

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This amendment modifies the disclosure requirements for fair value measurements and is effective for annual and interim periods beginning after December 15, 2019, with early adoption allowed. The Company is evaluating the qualitative and quantitative effect the new guidance will have on our Consolidated Financial Statements.

In February 2016 (as amended through December 2018), the FASB issued ASU No. 2016-02 codified as Accounting Standards Codification (“ASC”) 842, Leases, (“ASC 842”) which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to control the use of a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. ASC 842 requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods continuing to be reported under current lease accounting guidance.

The Company will adopt ASC 842 on January 1, 2019 using the prospective adoption approach, and therefore, comparative periods will continue to be reported under current lease accounting guidance consistent with previously issued financial statements. We currently expect to elect the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allows us to carry forward the historical lease identification, lease classification and treatment of initial direct costs for leases entered into prior to January 1, 2019. We will also make an accounting policy election to not record short-term leases with an initial term of 12 months or less on the balance sheet for all classes of underlying assets. We have also elected to not adopt the hindsight practical expedient for determining lease terms.

Currently, the Company has operating leases in which the Company is the lessor and we expect such arrangements will be accounted for in the same manner. Our operating leases, in which we are the lessee, will be recorded on the balance sheet as an ROU asset with a corresponding lease liability. The lease liability will be remeasured each reporting period with a corresponding change to the ROU. The qualitative and quantitative effects of adoption of ASC 842 are still being analyzed, and the Company is in the process of evaluating the full effect, including the total amount of both financing and operating leases, the new guidance will have on our Consolidated Financial Statements. We have substantially completed the process of collecting and analyzing the Company’s lease contracts but our implementation effort for our new leasing software and selection of incremental borrowing rates are ongoing. Additionally, we are in the process of evaluating our existing failed sale leaseback transactions that are currently accounted for as financing obligations. While our assessment of the impacts of the standard remains open, we do not believe the standard will significantly impact our consolidated net income.

Note 3. Acquisitions, Purchase Price Accounting and Pro forma Information

Tropicana

Acquisition Summary

On April 15, 2018 the Company announced that it had entered into a definitive agreement to acquire Tropicana in a cash transaction valued at $1.9 billion. At the closing of the transaction on October 1, 2018, a subsidiary of the Company merged into Tropicana and Tropicana became a wholly-owned subsidiary of the Company. Immediately prior to the merger, Tropicana sold Tropicana Aruba Resort and Casino and GLPI acquired substantially all of Tropicana’s real estate, other than the real estate underlying MontBleu and Lumière, for approximately $964 million and the Company acquired Tropicana’s operations and certain real estate for $927.3 million. Substantially concurrently with the acquisition of the real estate portfolio by GLPI, the Company also entered into a triple net master lease (see Note 10). The Company funded the purchase of the real estate underlying Lumière with the proceeds of a $246 million loan (see Note 11) and funded the remaining consideration payable with cash on hand at the Company and Tropicana, borrowings under the Company’s revolving credit facility and proceeds from the Company’s offering of $600 million in aggregate principal amount of 6% senior notes due 2026.

Transaction expenses related to the Tropicana Acquisition for the year ended December 31, 2018 totaled $18.3 million. As of December 31, 2018, $0.5 million of accrued costs and expenses related to the Tropicana Acquisition are included in accrued other liabilities.

Preliminary Purchase Price Accounting

The total purchase consideration for the Tropicana Acquisition was $927.3 million. The estimated purchase consideration in the acquisition was determined with reference to its acquisition date fair value.

Purchase consideration calculation (dollars in thousands)
Cash consideration paid	$640,000
Lumière Loan	246,000
Cash paid to retire Tropicana's long-term debt	35,000
ERI portion of taxes due	6,333
Purchase consideration	$927,333

The fair values are based on management’s analysis including preliminary work performed by third party valuation specialists, which are subject to finalization and review. The purchase price accounting for Tropicana is preliminary as it relates to determining the fair value of certain assets and liabilities, including goodwill, and is subject to change.  The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Tropicana, with the excess recorded as goodwill as of December 31, 2018 (dollars in thousands):

Current and other assets	$183,292
Property and equipment	432,758
Property subject to the financing obligation	957,300
Goodwill	220,482
Intangible assets (i)	247,976
Other noncurrent assets	38,276
Total assets	2,080,084
Current liabilities	(168,856)
Financing obligation to GLPI	(957,300)
Noncurrent liabilities	(26,595)
Total liabilities	(1,152,751)
Net assets acquired	$927,333

(i)	Intangible assets consist of gaming licenses valued at $124.9 million, trade names valued at $67.1 million and player loyalty programs valued at $55.9 million.

Valuation methodologies under both a market and income approach used for the identifiable net assets acquired in the Tropicana Acquisition make use of Level 3 inputs including discounted cash flows.

Trade receivables and payables, inventory and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the Tropicana Acquisition date.

The fair value of land (excluding the real property acquired by GLPI) was determined using the market approach, which arrives at an indication of value by comparing the site being valued to sites that have been recently acquired in arm’s-length transactions. The market data is then adjusted for any significant differences, to the extent known, between the identified comparable sites and the site being valued. Building and site improvements were valued using the cost approach using a direct cost model built on estimates of replacement cost. With respect to personal property components of the assets, personal property assets with an active and identifiable secondary market such as riverboats, gaming equipment, computer equipment and vehicles were valued using the market approach. Other personal property assets such as furniture, fixtures, computer software, and restaurant equipment were valued using the cost approach which is based on replacement or reproduction costs of the asset. The cost approach is an estimation of fair value developed by computing the current cost of replacing a property and subtracting any depreciation resulting from one or more of the following factors: physical deterioration, functional obsolescence, and/or economic obsolescence. The income approach incorporates all tangible and intangible property and served as a ceiling for the fair values of the acquired assets of the ongoing business enterprise, while still taking into account the premise of highest and best use. In the instance where the business enterprise value developed via the income approach was exceeded by the initial fair values of the underlying assets, an adjustment to reflect economic obsolescence was made to the tangible assets on a pro rata basis to reflect the contributory value of each individual asset to the enterprise as a whole.

The real estate assets that were sold to GLPI and leased back by the Company were first adjusted to fair value concurrently with the acquisition of Tropicana. The fair value of the properties was determined utilizing the direct capitalization method of the income approach. In allocating the fair value to the underlying acquired assets, a fair value for the buildings and improvements was determined using the above mentioned cost approach method. To determine the underlying land value, the extraction method was applied wherein the fair value of the building and improvements was deducted from the fair value of the property as derived from the direct capitalization approach to determine the fair value of the land. The fair value of GLPI’s real estate assets was determined to be $957.3 million.

The fair value of the gaming licenses was determined using the excess earnings or replacement cost methodology, based on whether the license resides in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the gaming license intangible asset, which is net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets. Under the respective state’s gaming legislation, the property specific licenses can only be acquired if a theoretical buyer were to acquire each existing facility. The existing licenses could not be acquired and used for a different facility. The properties’ estimated future cash flows were the primary assumption in the respective valuations. Cash flow estimates included net gaming revenue, gaming operating expenses, general and administrative expenses, and tax expense. The replacement cost methodology is a cost approach methodology based on replacement or reproduction cost of the gaming license as an indicator of fair value.

The Company has preliminarily assigned an indefinite useful life to the gaming licenses, in accordance with its review of the applicable guidance of ASC 350. The Company considered, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the Company’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. The Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. Tropicana had licenses in New Jersey, Missouri, Mississippi, Nevada, Indiana, and Louisiana. The renewal of each state’s gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state’s gaming regulator, and meeting certain inspection requirements. However, the Company’s historical experience has not indicated, nor does the Company expect, any limitations regarding its ability to continue to renew each license. No other competitive, contractual, or economic factor limits the useful lives of these assets. Accordingly, the Company has preliminarily concluded that the useful lives of these licenses are indefinite.

Trade names are valued using the relief from royalty method, which presumes that without ownership of such trademarks, the Company would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, the Company avoids any such payments and records the related intangible value of the Company’s ownership of the brand name. The primary assumptions in the valuation included revenue, pre-tax royalty rate, and tax expense. The Company has preliminarily assigned an indefinite useful life to the trade names after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, ERI’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, ERI determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets.

Player loyalty programs were valued using the cost approach and the incremental cash flow method under the income approach. The incremental cash flow method is used to estimate the fair value of an intangible asset based on a residual cash flow notion. This method measures the benefits (e.g., cash flows) derived from ownership of an acquired intangible asset as if it were in place, as compared to the acquirer’s expected cash flows as if the intangible asset were not in place (i.e., with-and-without). The residual or net cash flows of the two models is ascribable to the intangible asset. The Company has preliminarily estimated a 3-year useful life on the player loyalty programs.

Goodwill is the result of expected synergies from combining operations of the acquired and acquirer. The goodwill acquired is fully amortizable for tax purposes.

For the period from the Tropicana acquisition date of October 1, 2018 through December 31, 2018, Tropicana generated net revenues of $205.1 million and net loss of $8.7 million.

Elgin

Preliminary Purchase Price Accounting

On August 7, 2018, the Company completed its acquisition of one hundred percent of the partnership interests in Elgin. The total purchase consideration for the Elgin Acquisition was $328.8 million, which was funded by cash on hand and borrowings from the Company’s revolving credit facility. The estimated purchase consideration in the acquisition was determined with reference to its acquisition date fair value.

Purchase consideration calculation (dollars in thousands)
Cash consideration paid	$327,500
Working capital and other adjustments	1,304
Purchase consideration	$328,804

The fair values are based on management’s analysis including preliminary work performed by third party valuation specialists, which are subject to finalization and review.  The purchase price accounting for Elgin is preliminary as it relates to determining the fair value of the long-lived assets, including goodwill, and is subject to change.  The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Elgin, with the excess recorded as goodwill as of December 31, 2018 (dollars in thousands):

Current and other	$25,349
Property and equipment	60,792
Goodwill	59,774
Intangible assets (i)	205,296
Other noncurrent assets	915
Total assets	352,126
Current liabilities	(21,572)
Noncurrent liabilities	(1,750)
Total liabilities	(23,322)
Net assets acquired	$328,804

(i)	Intangible assets consist of gaming license valued at $163.9 million, trade names valued at $12.6 million and player loyalty programs valued at $28.8 million.

During the three months ended December 31, 2018, the Company adjusted the Elgin preliminary purchase price accounting previously disclosed in our September 30, 2018 Form 10-Q filings, to their updated values.  The updated purchase price accounting resulted in minimal changes due to refinements made by management.

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

The player loyalty program was valued using the cost approach and the incremental cash flow method under the income approach. The incremental cash flow method is used to estimate the fair value of an intangible asset based on a residual cash flow notion. This method measures the benefits (e.g., cash flows) derived from ownership of an acquired intangible asset as if it were in place, as compared to the acquirer’s expected cash flows as if the intangible asset were not in place (i.e., with-and-without). The residual or net cash flows of the two models is ascribable to the intangible asset. The Company has preliminarily estimated a 4-year useful life on the player loyalty programs.

The trade name was valued using the relief‑from‑royalty method. The primary assumptions in the valuation included revenue, pre-tax royalty rate, and tax expense. ERI has assigned the trade name an indefinite useful life after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, ERI’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, ERI determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets.

Goodwill is the result of expected synergies from combining operations of the acquired and acquirer. The goodwill acquired is fully amortizable for tax purposes.

For the period from the Elgin acquisition date on August 7, 2018 through December 31, 2018, Elgin generated net revenues of $63.0 million and net income of $7.6 million.

Isle

Final Purchase Price Accounting

On May 1, 2017, the Company completed its acquisition of Isle. As of March 31, 2018, the Company finalized its purchase price accounting related to the Isle Acquisition. The total purchase consideration in the Isle Acquisition was determined with reference to the fair value on the date of the Merger Agreement relating to the Isle Acquisition (the “Isle Merger Agreement”) as follows:

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

(1)

The cash component of the consideration represents 58% of the aggregate consideration paid in the Isle Acquisition. The Isle Merger Agreement provided that Isle stockholders could elect to exchange each share of Isle common stock for either $23.00 in cash or 1.638 shares of ERI common stock, subject to proration such that the outstanding shares of Isle common stock will be exchanged for aggregate consideration comprised of 58% cash and 42% ERI common stock. See discussion of the stock consideration component in note (2) below.

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

The following table summarizes the purchase accounting of the purchase consideration to the identifiable assets acquired and liabilities assumed in the Isle Acquisition as of the Isle Acquisition Date, with the excess recorded as goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. The following table summarizes our final purchase price accounting of the acquired assets and liabilities as of December 31, 2018 (dollars in thousands):

Current and other assets, net	$135,925
Property and equipment	908,816
Goodwill	709,087
Intangible assets (i)	517,470
Other noncurrent assets	15,082
Total assets	2,286,380
Current liabilities	(144,306)
Deferred income taxes (ii)	(189,952)
Other noncurrent liabilities	(17,377)
Total liabilities	(351,635)
Net assets acquired	$1,934,745

(i)	Intangible assets consist of gaming licenses valued at $395.1 million, trade names valued at $108.3 million, and player loyalty programs valued at $14.1 million.
(ii)	Deferred tax liabilities were derived based on fair value adjustments for property and equipment and identified intangibles.

During the three months ended March 31, 2018, the Company finalized its valuation procedures and adjusted the Isle of Capri preliminary purchase price accounting, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017, to their updated values. Except for other long-term liabilities related to Bettendorf and Nemacolin (see Note 11) and a corresponding goodwill adjustment totaling $6.1 million (net of tax), the finalization of our purchase price accounting resulted in minimal changes and refinements by management as of, and for the three months ended, March 31, 2018.

Valuation methodologies under both a market and income approach used for the identifiable net assets acquired in the Isle Acquisition make use of Level 3 inputs.

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

Player loyalty programs were valued using the cost approach and the incremental cash flow method under the income approach. The incremental cash flow method is used to estimate the fair value of an intangible asset based on a residual cash flow notion. This method measures the benefits (e.g., cash flows) derived from ownership of an acquired intangible asset as if it were in place, as compared to the acquirer’s expected cash flows as if the intangible asset were not in place (i.e., with-and-without). The residual or net cash flows of the two models is ascribable to the intangible asset. The Company has estimated a 3-year useful life on the player loyalty programs.

Trademarks are valued using the relief from royalty method, which presumes that without ownership of such trademarks, ERI would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, ERI avoids any such payments and record the related intangible value of ERI’s ownership of the brand name. The primary assumptions in the valuation included revenue, pre-tax royalty rate, and tax expense. ERI has assigned the trade name an indefinite useful life after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, ERI’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, ERI determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets.

ERI has assigned an indefinite useful life to the gaming licenses, in accordance with its review of the applicable guidance of ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”). The standard required ERI to consider, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, ERI’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, ERI determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. The acquired Isle properties currently have licenses in Louisiana, Pennsylvania, Iowa, Missouri, Mississippi, Florida and Colorado. The renewal of each state’s gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state’s gaming regulator, and meeting certain inspection requirements. However, ERI’s historical experience has not indicated, nor does ERI expect, any limitations regarding its ability to continue to renew each license. No other competitive, contractual, or economic factor limits the useful lives of these assets. Accordingly, ERI has concluded that the useful lives of these licenses are indefinite.

For the period from the Isle Acquisition date of May 1, 2017 through December 31, 2017, Isle and its subsidiaries generated net revenue of $600.1 million and net income of $102.5 million.

Unaudited Pro Forma Information

Tropicana

The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 2018 and 2017, as if the Tropicana Acquisition had occurred on January 1, 2017 (in thousands).

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Net operating revenues	$2,735,760	$2,361,372
Net income	92,556	16,651

These pro forma results do not necessarily represent the results of operations that would have been achieved if the acquisition had taken place on January 1, 2017, nor are they indicative of the results of operations for future periods. The pro forma amounts include the historical operating results of the Company and Tropicana prior to the Tropicana Acquisition with adjustments directly attributable to the Tropicana Acquisition.

Elgin

The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 2018 and 2017, as if the Elgin Acquisition had occurred on January 1, 2017 (in thousands).

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Net operating revenues	$2,152,948	$1,644,907
Net income	105,689	79,158

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

Isle

The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 2017 as if the Isle Acquisition, which closed on May 1, 2017, had occurred on January 1, 2016 (in thousands).

Year Ended
December 31, 2017
Net operating revenues	$1,810,815
Net income	173,027

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

Note 4. Accounts Receivable

Components of accounts receivable, net are as follows (in thousands):

	December 31,
	2018	2017
Accounts receivable	$63,843	$47,017
Allowance for doubtful accounts	(3,674)	(1,220)
Total	$60,169	$45,797

Reserve for Uncollectible Accounts Receivable

We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts. In the years ended December 31, 2018 and 2017, the Company’s bad debt expense totaled $1.6 million and $0.5 million, respectively.

Note 5. Assets Held for Sale

On February 28, 2018, the Company entered into definitive agreements to sell substantially all of the assets and liabilities of Presque Isle Downs and Vicksburg to Churchill Downs Incorporated (“CDI”). Under the terms of the agreements, CDI agreed to purchase Presque Isle Downs for cash consideration of approximately $178.9 million and Vicksburg for cash consideration of approximately $50.6 million, in each case subject to a customary working capital adjustment. In conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018, as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds.

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

On July 6, 2018, in consideration of the time and expense needed to reply to the Second Request, the Company and CDI entered into a termination agreement and release pursuant to which the parties agreed to terminate the asset purchase agreement with respect to Vicksburg and to enter into an asset purchase agreement pursuant to which CDI would acquire and assume the rights and obligations to operate Nemacolin (the “Vicksburg Termination Agreement”). The Vicksburg Termination Agreement also provided that CDI would pay the Company a $5.0 million termination fee upon execution of a definitive agreement with respect to the Nemacolin transaction, which is recorded as proceeds from terminated sale on the Consolidated Statements of Income. On August 10, 2018, the Company entered into a definitive agreement to sell substantially all of the assets and liabilities of Nemacolin to CDI.  Under the terms of the agreement, CDI agreed to purchase Nemacolin for cash consideration of approximately $0.1 million, subject to a customary working capital adjustment.

As a result of the agreement to sell Nemacolin, an impairment charge of $3.8 million for the year ended December 31, 2018 was recorded due to the carrying value of the net property and equipment being sold exceeding the estimated net sales proceeds.

The Nemacolin transaction is expected to close in the first quarter of 2019, subject to satisfaction of closing conditions, including receipt of Pennsylvania regulatory approvals. The Presque transaction was consummated in accordance with the terms noted above on January 11, 2019.

The dispositions of Nemacolin and Presque Isle Downs, both of which are reported in the East segment, met the requirements for presentation as assets held for sale under generally accepted accounting principles as of December 31, 2018. Due to the termination of the Vicksburg sale, Vicksburg is no longer presented as an asset held for sale.

The assets and liabilities held for sale, accounted for at carrying value as it was lower than fair value, were as follows (in thousands):

	December 31, 2018
	Nemacolin	Presque Isle Downs	Total
Assets:
Accounts receivable, net	$272	$2,208	$2,480
Inventories	79	1,607	1,686
Prepaid expenses and other	370	773	1,143
Property and equipment, net	1,784	70,134	71,918
Goodwill	—	3,122	3,122
Other intangibles, net	—	75,422	75,422
Assets held for sale	$2,505	$153,266	$155,771

Liabilities:
Accounts payable	$147	$683	$830
Accrued payroll and related	838	596	1,434
Accrued property and other taxes	552	71	623
Accrued other liabilities	1,628	3,659	5,287
Other long-term liabilities	105	—	105
Long term obligation	2,412	—	2,412
Liabilities related to assets held for sale	$5,682	$5,009	$10,691

The following information presents the net operating revenues and net income (in thousands):

	Year Ended December 31, 2018
	Nemacolin	Presque Isle Downs
Net operating revenues	$33,461	$139,993
Net (loss) income	(3,571)	13,935

These amounts include historical operating results, adjusted to eliminate the internal allocation of interest expense that will not be assumed by the buyer.

Note 6. Investments in and Advances to Unconsolidated Affiliates

Hampton Inn & Suites

The Company holds a 42.1% variable interest in a partnership with other investors that developed a new 118-room Hampton Inn & Suites hotel at Scioto Downs that opened in March 2017. Pursuant to the terms of the partnership agreement, the Company contributed $1.0 million of cash and 2.4 acres of a leasehold immediately adjacent to The Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership constructed the hotel at a cost of $16.0 million and other investor members operate the hotel. In November 2017, the Company contributed $0.6 million to the partnership for its proportionate share of additional construction costs pursuant to the partnership agreement. At December 31, 2018 and 2017, the Company’s investment in the partnership totaled $1.3 million and $1.5 million, respectively, recorded in other assets, net in the Consolidated Balance Sheets, representing the Company’s maximum loss exposure. As of December 31, 2018, the Company’s receivable from the partnership totaled $0.3 million and is reflected in due from affiliates on the Consolidated Balance Sheets.

Pompano Joint Venture

In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. The Company and Cordish have made initial cash contributions of $250,000 each and could be required to make additional contributions to a maximum of $2.0 million ($1.0 million per member) at the request of the managing member. The Company has agreed to contribute land to the joint venture for the project. While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company will participate evenly with Cordish in the profits and losses of the joint venture, which is included in loss from unconsolidated affiliates on the Consolidated Statements of Income.

William Hill

In September 2018, the Company entered into a 25-year agreement, which became effective January 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which the Company (i) granted to William Hill the right to conduct betting activities in retail channels and under the Company’s first skin and third skin for online channels with respect to the Company’s current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing the Company’s second skin available with respect to properties in such territory.  Pursuant to the terms of the agreement, in January 2019 the Company received a 20% equity stake in William Hill US as well as 13.4 million ordinary shares of William Hill PLC, and the Company will receive a revenue share from the operation of retail betting and online betting and gaming activities. “Skin” in the context of this agreement refers to Eldorado’s ability to grant to William Hill an online channel that allows William Hill to operate online casino and sports gaming activities in reliance on, and utilizing the benefit of, any licenses granted to Eldorado or its subsidiaries.

Note 7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Non-Master Lease:
Land and improvements	$316,456	$284,374
Buildings and other leasehold improvements	1,472,516	1,187,642
Riverboats	81,762	61,091
Furniture, fixtures and equipment	586,404	420,399
Furniture, fixtures and equipment held under capital leases (Note 17)	193	870
Construction in progress	41,346	14,451
	2,498,677	1,968,827
Less—Accumulated depreciation and amortization	(569,073)	(466,010)
	1,929,604	1,502,817
Master Lease:
Land and improvements	377,150	—
Buildings and other leasehold improvements	578,250	—
Riverboats	1,900	—
	957,300	—
Less—Accumulated depreciation and amortization	(4,298)	—
	953,002	—
Property and equipment, net	$2,882,606	$1,502,817

Substantially all non-Master Lease property and equipment are pledged as collateral under our long‑term debt (see Note 11).

Depreciation expense, including amortization expense on capital leases, was $140.3 million, $100.9 million and $58.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Depreciation expense on the Master Lease assets was $4.3 million for the year ended December 31, 2018. `

Note 8. Intangible Assets, net and Other Long Term Assets

Intangible assets, net, include the following amounts (in thousands):

	December 31,
	2018	2017	Useful Life
Goodwill	$1,008,316	$747,106	Indefinite

Gaming licenses	$1,090,682	$877,174	Indefinite
Trade names	187,929	108,250	Indefinite
Trade names	5,100	6,700	3.5 years
Player loyalty programs	105,005	21,820	3 - 4 years
Subtotal	1,388,716	1,013,944
Accumulated amortization trade names	(5,100)	(6,290)
Accumulated amortization player loyalty programs	(21,610)	(10,838)
Total gaming licenses and other intangible assets, net	$1,362,006	$996,816

Gaming licenses represent intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. These gaming license rights are not subject to amortization as the Company has determined that they have indefinite useful lives.

Goodwill represents the excess of the purchase price of acquiring MTR Gaming, Isle, Elgin and Tropicana over the fair market value of the net assets acquired.

Amortization expense with respect to trade names and loyalty program for the years ended December 31, 2018 and 2017 totaled $12.7 million and $5.1 million, respectively, which is included in depreciation and amortization in the Consolidated Statements of Income. Such amortization expense is expected to be $30.6 million, $27.4 million, $21.2 million and $4.2 million for the years ended December 31, 2019, 2020, 2021 and 2022, respectively.

In conjunction with the classification of Presque’s assets being held for sale, $75.4 million in licenses, $1.6 million in finite lived trade names and amortization were transferred to assets held for sale on the Consolidated Balance Sheet.

The following table presents changes to goodwill for the years ended December 31, 2018 and 2017 (in thousands):

	Goodwill	Accumulated Impairment	Goodwill, net
January 1, 2017	$66,826	$—	$66,826
Acquisitions	715,196	—	715,196
Impairments	—	(34,916)	(34,916)
December 31, 2017	782,022	(34,916)	747,106
Acquisitions	280,256	—	280,256
Finalization of purchase price accounting	(6,109)	—	(6,109)
Assets held for sale	(3,122)	—	(3,122)
Impairments	—	(9,815)	(9,815)
December 31, 2018	$1,053,047	$(44,731)	$1,008,316

On October 1, 2018 the Company performed its annual impairment tests of its intangible assets by reviewing each of its reporting units. During the impairment test, no reporting units were noted to have a carrying value in excess of fair value. As a result, no impairments were indicated as a result of this testing for goodwill.

In conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018 (see Note 5) as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds. The impairment reduced the value of goodwill in the South segment.

On October 1, 2017 the Company performed its annual impairment tests of its intangible assets by reviewing each of its reporting units. The goodwill analysis of the Company’s Lake Charles, Lula and Vicksburg reporting units indicated the fair value of Lake Charles’ and Vicksburg’s goodwill and all three reporting units’ trade names were less than their carrying values.

As a result of its analysis, the Company recorded a $38.0 million impairment charge in 2017 comprised of the following: $1.5 million, $0.3 million and $1.3 million related to trade names for Lake Charles, Lula and Vicksburg, respectively, and $11.7 million and $23.2 million related to goodwill for Lake Charles and Vicksburg, respectively.

The Company’s goodwill impairment charges in 2017 were primarily the result of expected decreases in future cash flows as a result of unfavorable economic conditions and the impact of changes in our competitors. The non-recurring fair values used in our determination of the goodwill impairment charges considered Level 3 inputs, including the review of comparable activities in the marketplace, discounted cash flows and market based multiple valuation methods.

The Company’s trade name impairment charges in 2017 were primarily the result of expected decreases in future net revenues. The non-recurring fair values used in our determination of the trade name impairment charges considered Level 3 inputs, including use of the relief‑from‑royalty method.

Other assets, net

Other assets, net, include the following amounts (in thousands):

	December 31,
	2018	2017
CRDA bonds and deposits	6,694	—
Unamortized debt issuance costs - Revolving Credit Facility	9,533	8,616
Non-operating real property	17,880	18,069
Long-term prepaid rent	20,198	—
Restricted cash and investments	15,064	9,886
Other	15,969	12,130
Total other assets, net	$85,338	$48,701

The CRDA bonds have various contractual maturities that range up to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights. The Company treats CRDA bonds as held-to-maturity since the Company has the ability and the intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise.

After the initial determination of fair value, the Company analyzes the CRDA bonds for recoverability on a quarterly basis based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances are recorded.

Approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated is subject to a lease with the City of Evansville, Indiana. Under the terms of the agreement, a pre-payment of lease rent in the amount of $25 million was due at the commencement of the construction project. The prepayments will be applied against future rent in equal monthly amounts over a period of one hundred and twenty (120) months which commenced upon the opening of the property in January 2018.  The current term of the lease expires November 30, 2027.

Note 9. Accrued Other Liabilities

Accrued other liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued general liability claims	$16,465	$13,816
Unclaimed chips	8,930	4,743
Accrued purses and track related liabilities	1,899	3,256
Jackpot progressives and other accrued gaming liabilities	26,383	18,724
Player loyalty program point liability	17,639	11,753
Accrued Illinois donation liability	8,912	—
Accrued rent	4,324	2,074
Other	18,430	11,672
Total accrued other liabilities	$102,982	$66,038

In connection with the Company’s gaming license in the State of Illinois, the Company has agreed to contribute to both the County of Kane and the Grand Victoria Foundation, a foundation established for the benefit of education, environmental and economic development programs in the region, a donation equal to 20% of annual adjusted net operating income. The expense for the period from the Elgin Acquisition date through December 31, 2018 totaled $3.5 million and is included in general and administrative expense. Payment of the donation is due 120 days after the end of the fiscal year.

Note 10. Long-Term Financing Obligation

The Company’s Master Lease with GLPI is accounted for as a failed sale-leaseback financing obligation equal to the fair value of the leased real estate assets. Under the terms of the Master Lease, and based on certain prohibited forms of continuing involvement in the leased assets, the Master Lease did not qualify for sale-leaseback accounting and was accounted for as a financing obligation.

When cash proceeds are exchanged, a failed sale-leaseback financing obligation is equal to the proceeds received for the assets that are sold and then leased back. However, in the absence of cash proceeds, the value of the failed sale-leaseback financing obligations recognized in this transaction was determined to be the fair value of the leased real estate assets. In subsequent periods, a portion of the periodic lease payment under the Master Lease will be recognized as interest expense with the remainder of the lease payment reducing the failed sale-leaseback financing obligation using the effective interest method. However, the failed sale-leaseback obligations will not be reduced to less than the net book value of the leased real estate assets as of the end of the lease term, which is estimated to be $372.8 million.

The fair value of the real estate assets and the related failed sale-leaseback financing obligations were estimated based on the present value of the estimated future lease payments over the lease term of 35 years, including renewal options, using an imputed discount rate of approximately 10.2%. The value of the failed sale-leaseback financing obligations is dependent upon assumptions regarding the amount of the lease payments and the estimated discount rate of the lease payments required by a market participant.

The Master Lease provides for the lease of land, buildings, structures and other improvements on the land (including barges and riverboats), easements and similar appurtenances to the land and improvements relating to the operation of the leased properties. The Master Lease provides for an initial term of fifteen years with no purchase option. At the Company’s option, the Master Lease may be extended for up to four five-year renewal terms beyond the initial 15-year term. If we elect to renew the term of the Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. The Company does not have the ability to terminate its obligations under the Master Lease prior to its expiration without GLPI’s consent.

The rent payable under the Master Lease is comprised of “Base Rent” and “Percentage Rent.”  Base rent is the sum of:

•

Building Base Rent: a fixed component equal to $60.9 million during the first year of the Master Lease, and thereafter escalated annually by 2%, subject to a cap that would cause the preceding year’s adjusted revenue to rent ratio for the properties in the aggregate not to fall below 1.20:1.00 for the first five years of the Master Lease and 1.80:1.00 thereafter; plus

•	Land Base Rent: an additional fixed component equal to $13.4 million, subject to adjustment in the event of the termination of the Master Lease with respect to any of the leased properties.

The percentage rent payable under the Master Lease is adjusted every two years based on the actual net revenues of the leased properties during the two-year period then ended. The initial variable rent percentage, which is fixed for the first two years, is $13.4 million per year. The actual percentage increase is based on actual performance and is subject to change.

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

The initial annual rent under the terms of the lease is $87.6 million.

The estimated future lease payments include the minimum lease payments and were adjusted to reflect estimated lease payments as described in the agreements, including an annual escalator of up to 2%.

The future minimum payments related to the Master Lease financing obligation with GLPI at December 31, 2018 are as follows (in thousands):

2019	$87,943
2020	89,168
2021	90,417
2022	91,691
2023	92,990
Thereafter	3,506,673
Total future payments	3,958,882
Less: Amounts representing interest at 10.2%	(3,371,847)
Plus: Residual values	372,800
Financing obligation to GLPI	$959,835

Total payments and interest expense related to the Master Lease were $21.9 million and $24.4 million, respectively, for the period from October 1, 2018 to December 31, 2018. For the initial periods of the Master Lease, cash payments are less than the interest expense recognized, which causes the failed sale-leaseback obligation to increase during the initial years of the lease term.

The Master Lease contains certain covenants, including minimum capital improvement expenditures.

Note 11. Long‑Term Debt and Other Long-Term Liabilities

Long-term debt consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Term Loan	$956,750	$956,750
Less: Unamortized discount and debt issuance costs	(18,426)	(18,748)
Net	938,324	938,002
6% Senior Notes due 2026	600,000	—
Less: Unamortized debt issuance costs	(19,630)	—
Net	580,370	—
6% Senior Notes due 2025	875,000	875,000
Plus: Unamortized debt premium	23,491	26,605
Less: Unamortized debt issuance costs	(18,405)	(20,716)
Net	880,086	880,889
7% Senior Notes due 2023	375,000	375,000
Less: Unamortized discount and debt issuance costs	(6,075)	(7,146)
Net	368,925	367,854
Revolving Credit Facility	245,000	—
Lumière Loan	246,000	—
Capital leases	590	917
Long-term notes payable	2,440	2,531
Less: Current portion	(462)	(615)
Total long-term debt	$3,261,273	$2,189,578

Maturities of the principal amount of the Company’s long-term debt as of December 31, 2018 are as follows:

Years ending December 31,	(In thousands)
2019	$462
2020	246,235
2021	167
2022	173
2023	620,138
Thereafter	2,433,605
$3,300,780

Amortization of the debt issuance costs and the discount and premium associated with our indebtedness totaled $5.6 million, $6.3 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

In accordance with ASC Topic 470-50, Debt Modifications and Extinguishments (“ASC 470-50”), the Company recognized a loss totaling $27.3 million for the year ended December 31, 2017 as a result of the refinance of the Prior Credit Facility (as defined below) in May 2017. The Company also recognized a loss totaling $11.1 million as a result of the issuance of additional 6% Senior Notes due 2025 (as defined below) in September 2017 resulting in a combined total loss of $38.4 million for the year ended December 31, 2017.

The Company is a holding company with no independent assets or operations. Our 6% Senior Notes due 2025, 6% Senior Notes due 2026 (as defined below) and 7% Senior Notes due 2023 (as defined below) are fully and unconditionally guaranteed, on a joint and several basis, by the subsidiary guarantors. As of December 31, 2018, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

Senior Notes

7% Senior Notes due 2023

On July 23, 2015, the Company issued at par $375.0 million in aggregate principal amount of 7.0% senior notes due 2023 (“7% Senior Notes due 2023”) pursuant to the Indenture, dated as of July 23, 2015 (the “2023 Indenture”), between the Company and U.S. Bank, National Association, as Trustee. The 7% Senior Notes due 2023 will mature on August 1, 2023, with interest payable semi-annually in arrears on February 1 and August 1 of each year.

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

If the Company experiences certain change of control events (as defined in the 2023 Indenture), it must offer to repurchase the 7% Senior Notes due 2023 at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the 7% Senior Notes due 2023 at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase dates.

The 7% Senior Notes due 2023 are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The 2023 Indenture contains certain covenants limiting, among other things, the Company’s ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

•	pay dividends or distributions or make certain other restricted payments or investments;
•

incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the 7% Senior Notes due 2023 or the guarantees of the 7% Senior Notes due 2023;

•	create liens;
•	transfer and sell assets;
•	merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of the Company’s assets;
•	enter into certain transactions with affiliates;
•	engage in lines of business other than the Company’s core business and related businesses; and
•	create restrictions on dividends or other payments by restricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications as set forth in the 2023 Indenture. The 2023 Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 7% Senior Notes due 2023 to be declared due and payable.

6% Senior Notes due 2025

On March 29, 2017, Eagle II Acquisition Company LLC (“Eagle II”), a wholly-owned subsidiary of the Company, issued $375.0 million in aggregate principal amount of 6.0% senior notes due 2025 (the “6% Senior Notes due 2025”) pursuant to an indenture, dated as of March 29, 2017 (the “2025 Indenture”), between Eagle II and U.S. Bank, National Association, as Trustee. The 6% Senior Notes will mature on April 1, 2025, with interest payable semi-annually in arrears on April 1 and October 1, commencing October 1, 2017. The proceeds of the offering, and additional funds in the amount of $1.9 million in respect of interest expected to be accrued on the 6% Senior Notes due 2025, were placed in escrow pending satisfaction of certain conditions, including consummation of the Isle Acquisition. In connection with the consummation of the Isle Acquisition on May 1, 2017, the escrowed funds were released, and the Company assumed Eagle II’s obligations under the 6% Senior Notes due 2025 and the 2025 Indenture and certain of the Company’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of the Company’s obligations under the 6% Senior Notes due 2025.

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

On or after April 1, 2020, the Company may redeem all or a portion of the 6% Senior Notes due 2025 upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of the principal amount) set forth below plus accrued and unpaid interest and additional interest, if any, on the 6% Senior Notes due 2025 redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below:

Year	Percentage
2020	104.500%
2021	103.000%
2022	101.500%
2023 and thereafter	100.000%

Prior to April 1, 2020, the Company may redeem all or a portion of the 6% Senior Notes due 2025 at a price equal to 100% of the 6% Senior Notes due 2025 redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to April 1, 2020, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the 6% Senior Notes due 2025 with proceeds of certain equity financings at a redemption price equal to 106% of the principal amount of the 6% Senior Notes due 2025 redeemed, plus accrued and unpaid interest. If the Company experiences certain change of control events (as defined in the 2025 Indenture), it must offer to repurchase the 6% Senior Notes due 2025 at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company must offer to repurchase the 6% Senior Notes due 2025 at 100% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

The 6% Senior Notes due 2025 are subject to redemption imposed by gaming laws and regulations of applicable gaming regulatory authorities.

The 2025 Indenture contains certain covenants limiting, among other things, the Company’s ability and the ability of its subsidiaries (other than its unrestricted subsidiaries) to:

•	pay dividends or distributions or make certain other restricted payments or investments;
•

incur or guarantee additional indebtedness or issue disqualified stock or create subordinated indebtedness that is not subordinated to the 6% Senior Notes due 2025 or the guarantees of the 6% Senior Notes due 2025;

•	create liens;
•	transfer and sell assets;
•	merge, consolidate, or sell, transfer or otherwise dispose of all or substantially all of the Company’s assets;
•	enter into certain transactions with affiliates;
•	engage in lines of business other than the Company’s core business and related businesses; and
•	create restrictions on dividends or other payments by restricted subsidiaries.

These covenants are subject to a number of exceptions and qualifications as set forth in the 2025 Indenture. The 2025 Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on such 6% Senior Notes due 2025 to be declared due and payable.

6% Senior Notes due 2026

On September 20, 2018, Delta Merger Sub, Inc. (“Escrow Issuer”), a Delaware corporation and a wholly-owned subsidiary of the Company, issued $600 million in aggregate principal amount of 6.0% senior notes due 2026 (the “6% Senior Notes due 2026”) pursuant to an indenture, dated as of September 20, 2018 (the “2026 Indenture”), between Escrow Issuer and U.S. Bank, National Association, as Trustee. Interest on the 6% Senior Notes due 2026 will be paid semi-annually in arrears on March 15 and September 15, commencing March 15, 2019. The Company and the subsidiary guarantors assumed the obligations under the 2026 Indenture in connection with the consummation of the Tropicana Acquisition.

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

Prior to September 15, 2021, we may redeem all or a portion of the 6% Senior Notes due 2026 at a price equal to 100% of the 6% Senior Notes due 2026 redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to September 15, 2021, we are also entitled to redeem up to 35% of the original aggregate principal amount of the 6% Senior Notes due 2026 with proceeds of certain equity financings at a redemption price equal to 106% of the principal amount of the 6% Senior Notes due 2026 redeemed, plus accrued and unpaid interest. Upon the occurrence of a Change of Control (if the 6% Senior Notes due 2026 do not have investment grade status) or a Change of Control Triggering Event (each as defined in the 2026 Indenture), the Company must offer to repurchase the 6% Senior Notes due 2026 at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

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

Credit Facility

On April 17, 2017, Eagle II entered into a credit agreement by and among Eagle II, as initial borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (the “Credit Facility”), consisting of a $1.45 billion term loan facility (the “Term Loan Facility” or “Term Loan”) and a $300.0 million revolving credit facility (the “Revolving Credit Facility”), which was undrawn at closing. The proceeds of the Term Loan Facility, and additional funds in the amount of $4.5 million in respect of interest expected to be accrued on the Term Loan Facility, were placed in escrow pending satisfaction of certain conditions, including consummation of the Isle Acquisition. In connection with the consummation of the Isle Acquisition on May 1, 2017, the escrowed funds were released and ERI assumed Eagle II’s obligations under the Credit Facility and certain of ERI’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of ERI’s obligations under the Credit Facility.

As of December 31, 2018, the Company had $956.8 million outstanding under the Term Loan and $245.0 million of borrowings outstanding under the Revolving Credit Facility. The Company had $242.3 million of available borrowing capacity, after consideration of $12.7 million in outstanding letters of credit, under its Revolving Credit Facility as of December 31, 2017. At December 31, 2018, the weighted average interest rate on the Term Loan was 4.3%, and the weighted average interest rate on the Revolving Credit Facility was 4.6%.

The Company applied the net proceeds of the Term Loan Facility and borrowings under the Revolving Credit Facility, together with the proceeds of the 6% Senior Notes due 2025 and cash on hand, to (i) pay the cash portion of the consideration payable in the Isle Merger, (ii) refinance all of the debt outstanding under Isle’s existing credit facility, (iii) redeem or otherwise repurchase all of Isle’s outstanding senior and senior subordinated notes, (iv) refinance the Company’s Prior Credit Facility and (v) pay fees and costs associated with the foregoing.

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

The interest rate per annum applicable to loans under the Revolving Credit Facility are, at our option, either (i) LIBOR plus a margin ranging from 1.75% to 2.50% or (ii) a base rate plus a margin ranging from 0.75% to 1.50%, which margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either (i) LIBOR plus 2.25%, or (ii) a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00% over the term of the Term Loan Facility or the Revolving Credit Facility. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility not being utilized in the amount of 0.50% per annum.

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

The Credit Facility is secured by substantially all of the Company’s personal property assets and substantially all personal property assets of each subsidiary that guaranties the Credit Facility (other than certain subsidiary guarantors designated as immaterial) (the “Credit Facility Guarantors”), whether owned on the closing date of the Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased us or the Credit Facility Guarantors. The Credit Facility is also secured by a pledge of all of the equity owned by the Company and the Credit Facility Guarantors (subject to certain gaming law restrictions). The credit agreement governing the Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Credit Facility Guarantors to incur additional indebtedness, create liens, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

The Credit Facility also includes certain financial covenants, including the requirements that we maintain throughout the term of the Credit Facility and measured as of the end of each fiscal quarter, and solely with respect to loans under the Revolving Credit Facility, a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 for the period beginning on the closing date and ending with the fiscal quarter ending December 31, 2018, 6.00 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 5.50 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2020 and thereafter. The Company will also be required to maintain an interest coverage ratio in an amount not less than 2.00 to 1.00 measured on the last day of each fiscal quarter beginning on the closing date, and ending with the fiscal quarter ending December 31, 2018, 2.50 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 2.75 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2020 and thereafter.

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

Lumière Loan

In connection with the purchase of the real estate related to Lumière, GLPI, Tropicana St. Louis RE LLC, a Wholly owned subsidiary of the Company (“Tropicana St. Louis RE”), and the Company entered into a loan agreement, dated as of October 1, 2018 (the “Lumière Loan”), relating to a loan of $246 million by GLPI to Tropicana St. Louis RE to fund the entire purchase price of the real estate underlying Lumière and a guaranty by the Company of the amounts owed by Tropicana St. Louis RE. The Lumière Loan bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until October 1, 2020, and matures on October 1, 2020. The Lumière Loan is secured by a first priority mortgage on the Lumière Real Property until October 1, 2019. In connection with the issuance of the Lumière Loan, the Company agreed to use its commercially reasonable efforts to transfer one or more of the Grand Victoria Casino, Isle Casino Bettendorf, Isle Casino Hotel Waterloo, Isle of Capri Lula, Lady Luck Casino Vicksburg and Mountaineer Casino, Racetrack and Resort or such other property or properties mutually acceptable to Tropicana St. Louis RE and GLPI, provided that the aggregate value of such property, individually or collectively, is at least $246 million (the “Replacement Property”), to GLPI with a simultaneous leaseback to the Company of such Replacement Property. In connection with such Replacement Property sale, (i) the Company and GLPI will enter into an amendment to the Master Lease to revise the economic terms to include the Replacement Property, (ii) GLPI, or one of its affiliates, will assume the Lumière Loan and Tropicana St. Louis RE’s obligations under the Lumière Loan in consideration of the acquisition of the Replacement Property and the obligations of Tropicana St. Louis RE and the Company under the Lumière Loan will be deemed to have been satisfied, (iii) the Lumière Real Property will be released from the lien placed on it in connection with the Lumière Loan (if such lien has not yet been released in accordance with the terms of the Lumière Loan) and (iv) in the event the value of the Replacement Property is greater than the outstanding obligations of Tropicana St. Louis RE under the Lumière Loan, GLPI will pay Tropicana St. Louis RE the difference between the value of the Replacement Property and the amount of outstanding obligations under the Lumière Loan. If such Replacement Property transaction is not consummated prior to the maturity date of the Lumière Loan, other than as a result of certain failures to perform by GLPI, then the amounts outstanding will be paid in full and the rent under the Master Lease will automatically increase, subject to certain escalations.

Debt Covenant Compliance

As of December 31, 2018, we were in compliance with all of the covenants under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026, the Credit Facility, the Lumière Loan and the Master Lease.

Other Long-Term Liabilities

In conjunction with the Isle Acquisition, the Company acquired the existing lease and management agreements at its Nemacolin location. Under the terms of the agreements, Nemacolin Woodland Resort (“Resort”) provided land, land improvements and a building for the casino property. The Company was deemed, for accounting purposes only, to be the owner of these assets provided by the Resort during the construction and casino operating periods due to the Company’s continuing involvement. Therefore, the transaction was accounted for using the direct financing method. As of December 31, 2018 and December 31, 2017, the Company recorded property and equipment, net of accumulated depreciation, of $1.2 million and $4.2 million, respectively, and a liability of $2.4 and $4.5 million, respectively. The decreases in the assets and liability were primarily due to the impairment charges (see Note 5) and the Company’s finalization of its purchase price accounting related to the Isle Acquisition. These assets and liabilities are reported as held for sale at December 31, 2018.

In conjunction with the Isle Acquisition, the Company acquired the existing lease and management agreements at its Bettendorf location. Under the terms of the agreements with the City of Bettendorf, Iowa, the Company leases, manages, and provides financial and operating support for the convention center (Quad-Cities Waterfront Convention Center). The Company was deemed, for accounting purposes only, to be the owner of the convention center due to the Company’s continuing involvement. Therefore, the transaction was accounted for using the direct financing method. As of December 31, 2018 and 2017, the Company recorded property and equipment, net of accumulated depreciation, of $11.7 million and $11.9 million, respectively, and a liability of $5.8 million and $12.5 million, respectively, in other long-term liabilities related to the agreement. The changes in property and equipment and in the liability were primarily due to the Company’s finalization of its purchase price accounting related to the Isle Acquisition.

Note 12. Income Taxes

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

As of the fourth quarter of the year ended December 31, 2018, we have completed our accounting for the effects of the Tax Act.

As of December 31, 2017, in connection with our initial analysis of the impact of the Tax Act, for certain of our net deferred tax liabilities, we recorded a decrease of $111.9 million, net of the related change in valuation allowance, with a corresponding net adjustment to deferred income tax benefit as a result of the corporate rate reduction. We recorded a provisional benefit for 2017 expenditures based on our intent to fully expense all qualifying expenditures. We have made immaterial adjustments to the provisional amount as of December 31, 2018.

The components of the Company’s provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016 are presented below (amounts in thousands).

	2018	2017	2016
Current:
Federal	$3,813	$(3,959)	$(12)
State	2,445	380	1,173
Local	304	(627)	739
Total current	6,562	(4,206)	1,900
Deferred:
Federal	16,561	(104,400)	12,748
State	17,574	(186)	(1,458)
Local	(310)	(7,977)	(89)
Total deferred	33,825	(112,563)	11,201
Income tax (benefit) expense	$40,387	$(116,769)	$13,101

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State and local taxes	3.7%	2.8%	4.3%
State tax rate adjustment	8.9%	5.7%	—%
Stock compensation	(1.8)%	0.8%	(0.9)%
Goodwill impairment	—%	(27.1)%	—%
Transaction expenses	—%	(10.7)%	—%
Tax Cuts and Jobs Act	(1.6)%	264.0%	—%
Valuation allowance	(0.3)%	(2.3)%	(3.6)%
Tax credits	(1.1)%	3.5%	(1.8)%
Other	1.0%	(2.6)%	1.8%
Effective income tax rate	29.8%	269.1%	34.8%

For the year ended December 31, 2018, the difference between the effective rate and the statutory rate is attributable primarily to state tax rate adjustment and changes in the effective state tax rate associated with the acquisitions of Elgin and Tropicana. The Company continues to provide for a valuation allowance against net federal and state deferred tax assets associated with non-operating land, the sale of which could result in capital losses that can only be offset against capital gains. The Company also continues to provide for a valuation allowance against net state deferred tax assets relating to certain operations in a few states. Management determined it was not more-likely-than-not that the Company will realize these net deferred tax assets.

For the year ended December 31, 2017, the difference between the effective rate and the statutory rate is attributable primarily to the impact of the Tax Act, non-deductible asset impairment charges and non-deductible transaction costs incurred and changes in the effective state tax rate associated with the acquisition of Isle.

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

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. For the years ended December 31, 2018, 2017 and 2016, the Company released valuation allowances of $0.5 million, $5.2 million and $1.4 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred taxes related to continuing operations at December 31, 2018 and 2017 are as follows (amounts in thousands):

	2018	2017
Deferred tax assets:
Loss carryforwards	$31,880	$58,245
Accrued expenses	19,306	10,806
Credit carryforwards	8,986	19,838
Financing obligation to GLPI	126,368	—
Other	9,623	11,336
	196,163	100,225
Deferred tax liabilities:
Identified intangibles	(214,756)	(203,015)
Fixed assets	(149,491)	(28,375)
Other	(6,560)	(5,531)
	(370,807)	(236,921)
Valuation allowance	(25,366)	(26,271)
Net deferred tax liabilities	$(200,010)	$(162,967)

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of $40.7 million and $361.2 million, respectively. State net operating losses began to expire in 2018 and federal net operating losses begin to expire in 2030. As of December 31, 2018, the Company had federal jobs credit carryforwards of $9.0 million, which begin to expire in 2024.

The acquisitions of Elgin and Tropicana were treated as asset acquisitions for tax purposes and the assets and liabilities were stepped up to fair value.  As a result, there are no deferred tax assets or liabilities recorded upon acquisition.

Utilization of net operating loss, credit, and other carryforwards are subject to annual limitations due to ownership changes as provided by the Internal Revenue Code of 1986, as amended and similar state provisions. An ownership change is defined as a greater than 50% change in ownership by 5% stockholders in any three‑year period. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, the Company had a “change in ownership” event that limits the utilization of net operating loss, credit, and other carryforwards that were previously available to Isle and the Company to offset future taxable income. The “change in ownership” event for Isle and the Company occurred on May 1, 2017 in connection with the merger with Isle of Capri. This limitation resulted in no significant loss of federal attributes, but did result in significant loss of state attributes. The federal and state net operating loss credit and other carryforwards are stated net of limitations.

As of December 31, 2018, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

Note 13. Employee Benefit Plans

401(k) Plans

The Company offers several 401(k) plans to substantially all employees who are not covered by collective bargaining agreements, who meet certain eligibility requirements, namely terms of service. Employer match policies vary between the plans.

The Company’s matching contributions totaled $2.4 million, $2.6 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Mountaineer’s qualified defined contribution plan (established by West Virginia legislation) covers substantially all of its employees. Contributions to the plan are based on 1/4% of the race track and simulcast wagering handles and approximately 1% of the net win from gaming operations until the racetrack reaches its Excess Net Terminal Income threshold, which for Mountaineer is approximately $160 million per year based on the state’s June 30 fiscal year. Contributions to the ERI 401(k) Plan for the benefit of Mountaineer employees were $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Defined Benefit-Plan

Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. As of December 31, 2018, the fair value of the plan assets was $1.0 million, and the fair value of the benefit obligations was $0.7 million, resulting in an over-funded status of $0.3 million. The plan assets are comprised primarily of money market and mutual funds whose values are determined based on quoted market prices and are classified in Level 1 of the fair value hierarchy. We did not make cash contributions to the Scioto Downs pension plan during 2018, 2017 and 2016.

Trop AC Employees Variable Annuity Pension Plan

In connection with the collective bargaining agreement and related settlement agreement (the “Settlement Agreement”) that was executed in May 2014 between Trop AC and UNITE HERE Local 54 (“Local 54”), the parties agreed that Trop AC would establish a Variable Annuity Pension Plan (“VAPP”), a defined benefit pension plan, for certain Trop AC Local 54 employees.

Contributions to the VAPP through the end of the current collective bargaining agreement of February 29, 2020, will be calculated at $1.93 per straight time hour paid to employees covered by the agreement.

The components of net periodic benefit costs for the period beginning with the Tropicana Acquisition date of October 1, 2018 through December 31, 2018 related to the VAPP consists of the following (in thousands):

Service costs	$808
Interest costs	150
Expected return on plan assets	(178)
Amortization of net (gain) loss	—
Net periodic benefit cost	$780

Net periodic benefit costs are reported in the various operation departments in the Consolidated Statements of Income.

The change in the projected benefit obligation, change in plan assets and funded status for the period beginning with the Tropicana Acquisition date of October 1, 2018 through December 31, 2018 is as follows (in thousands):

Change in benefit obligations:
Projected benefit obligation beginning of period	$12,024
Service and interest cost during period	958
Benefit payments during period	—
Expenses during period	(29)
Actuarial gain	(303)
Projected benefit obligation end of period	$12,650
Change in plan assets:
Fair value of plan assets at beginning of period	$14,283
Return on plan assets during period	76
Benefit payments during period	—
Expenses during period	(29)
Employer contributions	—
Fair value of plan assets at end of period	$14,330
Funded status at end of period	$1,680

As of December 31, 2018, the VAPP was in an overfunded status in the amount of $1.7 million, which is included in other assets, net on the Consolidated Balance Sheet.  Actuarial assumptions used to determine the benefit obligations for the VAPP include an expected rate of return on assets of 5%, discount rate of 5.0% pre-retirement and a discount rate of 3.0% post-retirement, which, as defined in the Settlement Agreement, will result in no adjustments to the plan benefit.

The plan assets are comprised primarily of money market and mutual funds whose value is determined based on quoted market prices and are classified as Level 1 within the fair value hierarchy.

Future estimated expected benefit payments for 2019 through 2028 are as follows (in thousands):

Expected Benefit Payments
2019	$125
2020	172
2021	236
2022	346
2023	446
2024 through 2028	3,879
$5,204

Trop AC’s net periodic pension cost for the year ended December 31, 2019 is expected to be approximately $3.1 million.

Note 14. Stock-Based Compensation and Stockholder’s Equity

Stock‑Based Awards

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

The outstanding equity awards of Isle were converted into comparable equity awards of ERI stock upon consummation of the merger in May 2017.

A summary of the RSU activity, including performance awards and converted Isle awards, for the years ended December 31, 2016, 2017 and 2018 is as follows:

	Units	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
		(in millions)		(in millions)
Unvested outstanding as of January 1, 2016	827,383	$4.09	2.12	$3.40
Granted (1)	410,694	10.81
Vested	(255,707)	5.83
Unvested outstanding as of December 31, 2016	982,370	$6.45	1.41	6.33
Granted (1)	600,206	20.91
Exchanged	860,557	18.94
Forfeited	(11,870)	15.74
Vested	(851,764)	18.37
Unvested outstanding as of December 31, 2017	1,579,499	$12.25	0.92	19.35
Granted (1)	574,753	33.91
Vested	(860,995)	9.79
Canceled	(9,885)	19.13
Unvested outstanding as of December 31, 2018	1,283,372	$23.93	1.41	$30.71
(1)	Included are 32,284, 46,282, and 34,920 RSUs granted to non-employee members of the BOD during the year ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018 and 2017, the Company had $18.0 million and $11.1 million, respectively, of unrecognized compensation expense. The RSUs are expected to be recognized over a weighted-average period of 1.41 years and 0.92 years, respectively.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense in the accompanying consolidated statements of income was $13.1 million, $6.3 million and $3.3 million during the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in corporate expenses and, in the case of certain property positions, general and administrative expenses in the Company’s Consolidated Statements of Income. We recognized a reduction in income tax expense of $4.8 million, $1.0 million and $0.8 million for the year ended December 31, 2018, 2017 and 2016, respectively, for excess tax benefits related to stock-based compensation.

A summary of the ERI Stock Option activity for the years ended December 31, 2016, 2017 and 2018:

		Weighted-
		Average
		Exercise
	Options	Price
Outstanding as of January 1, 2016 (1)	312,200	$6.94
Expired	(10,000)	11.30
Exercised	(132,900)	2.89
Outstanding as of December 31, 2016 (1)	169,300	9.94
Exchanged	1,351,168	10.12
Expired	(62,871)	4.63
Exercised	(1,185,745)	10.45
Outstanding as of December 31, 2017 (1)	271,852	9.63
Expired	(15,776)	10.89
Exercised	(120,120)	9.09
Outstanding as of December 31, 2018 (1)	135,956	$9.96
(1)	119,505 and 228,143 options were exercisable as of December 31, 2018 and 2017, respectively. All outstanding options as of December 31, 2016 and January 1, 2016 were exercisable.

Cash received from the exercise of stock options was $0.2 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively.

A summary of the ERI Restricted Stock Awards activity for the years ended December 31, 2016, 2017 and 2018 is as follows:

		Weighted-
		Average
		Grant Date
	Restricted Stock	Fair Value
Outstanding as of December 31, 2016	—	$—
Exchanged (1)	180,374	19.23
Forfeited	(1,602)	19.13
Vested	(167,963)	19.24
Outstanding as of December 31, 2017	10,809	19.13
Vested	(10,809)	19.13
Outstanding as of December 31, 2018	—	$—

(1)	Represents exchanged Isle Restricted Stock Awards as a result of the Isle Acquisition.

Share Repurchase Program

In November 2018 the BOD authorized a $150 million common stock repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that the Company is required to repurchase under the Share Repurchase Program.

The Company acquired 223,823 shares of common stock at an aggregate value of $9.1 million and an average of $40.80 per share during the year ended December 31, 2018.

Note 15. Earnings per Share

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the years ended December 31, 2018, 2017 and 2016 (dollars in thousands, except per share amounts):

	2018	2017	2016
Net income available to common stockholders	$95,235	$73,380	$24,527

Shares outstanding:
Weighted average shares outstanding – basic	77,458,902	67,133,531	47,033,311
Effect of dilutive securities:
Stock options	119,418	98,294	96,515
RSUs	703,781	870,989	571,736
Weighted average shares outstanding – diluted	78,282,101	68,102,814	47,701,562

Net income per common share attributable to common stockholders – basic:	$1.23	$1.09	$0.52
Net income per common share attributable to common stockholders – diluted:	$1.22	$1.08	$0.51

Note 16. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there is a three‑tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 Inputs: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 Inputs: Observable market‑based inputs or unobservable inputs that are corroborated by market data.
•

Level 3 Inputs: Unobservable inputs that are not corroborated by market data. Level 3 assets include financial instruments whose value is determined using pricing models relying on stock volatility of 44% and risk free rate of 2.7%.

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate fair value:

Cash and Cash Equivalents: Cash equivalents include cash held in money market funds and investments that can be redeemed immediately at the current net asset value per share. A money market fund is a mutual fund whose investments are primarily in short‑term debt securities designed to maximize current income with liquidity and capital preservation, usually maintaining per share net asset value at a constant amount, such as one dollar. Cash and cash equivalents also include cash maintained for gaming operations. The carrying amounts approximate the fair value because of the short maturity of those instruments (Level 1).

Restricted Cash and Investments: The estimated fair values of our restricted cash and investments are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2), or quoted prices available in active markets adjusted for time restrictions related to the sale of the investment (Level 3) and represent the amounts we would expect to receive if we sold our restricted cash and investments.

Restricted Investment: In November 2018, we entered into a 20-year agreement with The Stars Group Inc. (“TSG”) pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses. Pursuant to the terms of the TSG agreement, we received 1.1 million TSG common shares and we may receive an additional $5.0 million in TSG common shares upon the exercise of the first option by TSG. We may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in our markets. The initial 1.1 million shares are subject to a restriction on transfer and may not be sold until November 2019.

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

Acquisition‑Related Contingent Considerations: Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn-out provisions. Acquisition related contingent considerations of $0.5 million is included in accrued other liabilities on the Consolidated Balance Sheets as of December 31, 2018 and 2017.

Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at December 31, 2018:

	December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$19,481	$4,467	$16,008	$39,956
Marketable securities	9,515	7,442	—	16,957

	December 31, 2017
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$9,055	$4,098	$—	$13,153
Marketable securities	7,906	9,725	—	17,631

The change in restricted investments valued using Level 3 inputs for the year ended December 31, 2018 is as follows:

Level 3 Investment
Value of investment received	$18,595
Unrealized loss in restricted investments	(2,587)
Fair value at December 31, 2018	$16,008

There were no transfers between Level 1, Level 2 and Level 3 investments.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
7% Senior Notes due 2023	$368,925	$385,312	$367,854	$400,800
6% Senior Notes due 2025	880,086	840,000	880,889	914,375
6% Senior Notes due 2026	580,370	567,000	—	—
Term Loan	938,324	916,088	938,002	956,750
Revolving Credit Facility	245,000	245,000	—	—
Lumière Loan	246,000	246,000	—	—
Other long-term debt	2,440	2,440	2,531	2,531
Capital leases	590	590	917	917

Note 17. Commitments and Contingencies

Capital Leases.  The Company leases certain equipment under agreements classified as capital leases. The future minimum lease payments, including interest, at December 31, 2018 were $0.5 million, $0.1 million, $0.1 million and $0.1 million in 2019, 2020, 2021 and 2022, respectively. After reducing these amounts for interest of $0.1 million, the present value of the minimum lease payments at December 31, 2018 was $0.5 million.

Operating Leases.  The Company leases land and certain equipment, including some of our slot machines, timing and photo finish equipment, videotape and closed-circuit television equipment, and certain pari‑mutuel equipment, under operating leases. Future minimum payments under non‑cancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2018 (in thousands):

Leases
2019	$23,250
2020	20,172
2021	18,605
2022	17,467
2023	17,362
Thereafter	178,247
$275,103

Total rental expense under operating leases totaled $42.9 million, $28.2 million and $17.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Collective Bargaining Agreements. As of December 31, 2018, we had approximately 18,700 employees and 21 collective bargaining agreements covering approximately 3,400 employees. Two collective bargaining agreements are scheduled to expire in 2019, and we are currently renegotiating three that expired in 2018. There can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will on comparable terms to the existing agreements.

Agreements with Horsemen and Pari-mutuel Clerks.  The Federal Interstate Horse Racing Act and the state racing laws in West Virginia, Ohio and Pennsylvania require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a “proceeds agreement”) with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari‑mutuel clerks. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari‑mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer’s application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. In Pennsylvania and Ohio, we must have an agreement with the representative of the horse owners. We have all the requisite agreements in place referenced in this sub section at Mountaineer, Scioto Downs and Presque Isle Downs. Certain agreements referenced above may be terminated upon written notice by either party.

Note 18. Related Parties

REI

As of December 31, 2018, REI owned approximately 14.4% of outstanding common stock of the Company. The directors of REI are Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano Family, including Gary L. Carano and Gene Carano, own the equity interests in REI. As such, the Carano Family has the ability to significantly influence the affairs of the Company. Donald L. Carano, who was formerly the president and a director of REI, received remuneration in the amount of, $0.3 million and $0.4 million in 2017 and 2016, respectively, for his service to ERI and its subsidiaries. For each of the years ended December 31, 2018, 2017 and 2016, there were no related party transactions between the Company and the Carano Family other than compensation, including salary and equity incentives and the CSY Lease listed below.

Hotel Casino Management, Inc.

Prior to November 2017, Hotel Casino Management, Inc., which is beneficially owned by members of the Poncia family, including Raymond J. Poncia, owned more than 5% of the outstanding common stock of the Company. Raymond J. Poncia received remuneration in the amount of $0.2 million in each of 2018, 2017 and 2016 for services that he provided to ERI and its subsidiaries.

C. S. & Y. Associates

The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Rent pursuant to the CSY Lease amounted to $0.6 million in each of the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017 there were no amounts due to or from C.S. & Y. Associates.

Note 19. Segment Information

The following table sets forth, for the period indicated, certain operating data for our reportable segments. The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to our acquisition of Isle, our principal operating activities occurred in three geographic regions: Nevada, Louisiana and parts of the eastern United States. Following the Isle Acquisition, the Company’s principal operating activities occurred in four geographic regions and reportable segments: West, Midwest, South and East. Following the Tropicana Acquisition and Elgin Acquisition, and additional segment, Central, was added increasing our reportable segments to five.

The following table summarizes our current segments and dates at which each property was aggregated into the segment:

Segment	Property	Date Acquired	State
West	Eldorado Reno	(a)	Nevada
	Silver Legacy	(a)	Nevada
	Circus Reno	(a)	Nevada
	MontBleu	October 1, 2018	Nevada
	Laughlin	October 1, 2018	Nevada
	Isle Black Hawk	May 1, 2017	Colorado
	Lady Luck Black Hawk	May 1, 2017	Colorado

Midwest	Waterloo	May 1, 2017	Iowa
	Bettendorf	May 1, 2017	Iowa
	Boonville	May 1, 2017	Missouri
	Cape Girardeau	May 1, 2017	Missouri
	Caruthersville	May 1, 2017	Missouri
	Kansas City	May 1, 2017	Missouri

South	Pompano	May 1, 2017	Florida
	Eldorado Shreveport	(a)	Louisiana
	Lake Charles	May 1, 2017	Louisiana
	Baton Rouge	October 1, 2018	Louisiana
	Lula	May 1, 2017	Mississippi
	Vicksburg	May 1, 2017	Mississippi
	Greenville	October 1, 2018	Mississippi

East	Presque Isle Downs	(a)	Pennsylvania
	Nemacolin	May 1, 2017	Pennsylvania
	Scioto Downs	(a)	Ohio
	Mountaineer	(a)	West Virginia
	Trop AC	October 1, 2018	New Jersey

Central	Elgin	August 7, 2018	Illinois
	Lumière	October 1, 2018	Missouri
	Evansville	October 1, 2018	Indiana
(a)	Property was aggregated into segment prior to January 1, 2016.

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Capital Expenditures, Net
West	$75,297	$44,952	$22,812
Midwest	18,889	9,115	—
South	18,149	7,672	5,842
East	19,334	9,794	14,284
Central	3,868	—	—
Corporate	11,878	11,628	235
Total	$147,415	$83,161	$43,173

	Year ended
	Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues and expenses
West:
Net operating revenues	$483,532	$410,319	$327,541
Depreciation and amortization	40,131	26,950	20,221
Operating income	84,548	66,108	41,451
Midwest:
Net operating revenues	397,008	268,879	—
Depreciation and amortization	33,083	20,997	—
Operating income	105,809	62,071	—
South:
Net operating revenues	461,181	338,259	133,557
Depreciation and amortization	37,357	25,307	7,861
Operating income	64,851	3,680	23,378
East:
Net operating revenues	571,272	462,835	439,367
Depreciation and amortization	27,913	30,517	34,887
Operating income	97,963	68,101	53,361
Central:
Net operating revenues	142,485	—	—
Depreciation and amortization	13,583	—	—
Operating income	24,240	—	—
Corporate:
Net operating revenues	529	506	—
Depreciation and amortization	5,362	2,120	480
Operating loss	(67,308)	(105,150)	(29,490)
Total Reportable Segments
Net operating revenues	$2,056,007	$1,480,798	$900,465
Depreciation and amortization	157,429	105,891	63,449
Operating income	$310,103	$94,810	$88,700
Reconciliations to consolidated net income:
Operating income	$310,103	$94,810	$88,700
Unallocated income and expenses:
Interest expense, net	(171,732)	(99,769)	(50,917)
Loss on early retirement of debt, net	(162)	(38,430)	(155)
Unrealized loss on restricted investment	(2,587)	—	—
(Provision) benefit for income taxes	(40,387)	116,769	(13,101)
Net income	$95,235	$73,380	$24,527

	West	Midwest	South	East	Central	Corporate, Other & Eliminations	Total
Balance sheet as of December 31, 2018	(in thousands)
Total assets	$1,710,375	$1,245,521	$1,068,258	$2,166,730	$1,457,961	$(1,737,383)	$5,911,462

Balance sheet as of December 31, 2017
Total assets	$1,278,062	$1,188,758	$804,318	$1,185,806	$—	$(910,472)	$3,546,472

	Balance at January 1, 2018	Acquisitions	Impairments	Finalization of Isle Purchase Price Accounting	Assets Held for Sale	Balance at December 31, 2018
	(in thousands)
Goodwill by reportable segment:
West	$152,775	$68,100	$—	(14)	—	$220,861
Midwest	327,088	—	—	(4,343)	—	322,745
South	200,417	24,300	(9,815)	(1,752)	—	213,150
East	66,826	113,782	—	—	(3,122)	177,486
Central	—	74,074	—	—	—	74,074
Total Goodwill	$747,106	$280,256	$(9,815)	$(6,109)	$(3,122)	$1,008,316

	Balance at January 1, 2017	Acquisitions	Impairments	Finalization of Isle Purchase Price Accounting	Assets Held for Sale	Balance at December 31, 2017
	(in thousands)
Goodwill by reportable segment:
West	$—	$152,775	$—	—	—	$152,775
Midwest	—	327,088	—	—	—	327,088
South	—	235,333	(34,916)	—	—	200,417
East	66,826	—	—	—	—	66,826
Central	—	—	—	—	—	—
	$66,826	$715,196	$(34,916)	$—	$—	$747,106

Note 20. Consolidating Condensed Financial Information

Certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026 and Credit Facility.

The following wholly-owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026 and Credit Facility: Isle of Capri Casinos LLC; Eldorado Holdco LLC; Eldorado Resorts LLC; Eldorado Shreveport 1 LLC; Eldorado Shreveport 2 LLC; Eldorado Casino Shreveport Joint Venture; MTR Gaming Group Inc.; Mountaineer Park Inc.; Presque Isle Downs Inc.; Scioto Downs Inc.; Eldorado Limited Liability Company; Circus and Eldorado Joint Venture, LLC; CC Reno LLC; CCR Newco LLC; Black Hawk Holdings, L.L.C.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; IOC-Black Hawk Distribution Company, LLC; IOC-Black Hawk County, Inc.; Isle of Capri Bettendorf, L.C.; PPI, Inc.; Pompano Park Holdings LLC; IOC-Lula, Inc.; IOC-Kansas City, Inc.; IOC-Boonville, Inc.; IOC-Caruthersville, LLC; IOC Cape Girardeau, LLC; IOC-Vicksburg, Inc.; IOC-Vicksburg, L.L.C.; Rainbow Casino-Vicksburg Partnership, L.P.; IOC Holdings L.L.C.; St. Charles Gaming Company, L.L.C Elgin Holdings I LLC; Elgin Holdings II LLC, PPI Development Holdings LLC; PPI Development LLC; Tropicana Entertainment, Inc.; New Tropicana Holdings, Inc.; New Tropicana OpCo, Inc.; TLH LLC; TropWorld Games LLC; TEI R7 Investment LLC; TEI Management Services LLC; Tropicana St. Louis LLC; TEI (St. Louis) RE, LLC; TEI (STLH), LLC; TEI (ES), LLC; Aztar Riverboat Holding Company, LLC; Aztar Indiana Gaming Company, LLC ; New Jazz Enterprises, LLC; Catfish Queen Partnership in Commendam; Centroplex Centre Convention Hotel LLC; Columbia Properties Tahoe, LLC; MB Development, LLC; Lighthouse Point, LLC and Tropicana Laughlin, LLC. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

The consolidating condensed balance sheet as of December 31, 2018 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$48,268	$497,309	$27,619	$—	$573,196
Intercompany receivables	—	11,885	23,988	(35,873)	—
Investments in subsidiaries	3,648,961	—	—	(3,648,961)	—
Property and equipment, net	18,555	2,859,271	4,780	—	2,882,606
Other assets	35,072	2,425,699	26,674	(31,785)	2,455,660
Total assets	$3,750,856	$5,794,164	$83,061	$(3,716,619)	$5,911,462

Current liabilities	$48,579	$328,319	$25,279	$—	$402,177
Intercompany payables	10,873	—	25,000	(35,873)	—
Long-term financing obligation to GLPI	—	959,835	—	—	959,835
Long-term debt, less current maturities	2,640,046	621,193	34	—	3,261,273
Deferred income tax liabilities	—	231,795	—	(31,785)	200,010
Other accrued liabilities	22,206	36,808	—	—	59,014
Stockholders’ equity	1,029,152	3,616,214	32,748	(3,648,961)	1,029,153
Total liabilities and stockholders’ equity	$3,750,856	$5,794,164	$83,061	$(3,716,619)	$5,911,462

The consolidating condensed balance sheet as of December 31, 2017 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$27,572	$201,321	$22,139	$—	$251,032
Intercompany receivables	274,148	—	34,492	(308,640)	—
Investments in subsidiaries	2,437,287	—	—	(2,437,287)	—
Property and equipment, net	12,042	1,483,473	7,302	—	1,502,817
Other assets	37,458	1,764,291	27,283	(36,409)	1,792,623
Total assets	$2,788,507	$3,449,085	$91,216	$(2,782,336)	$3,546,472

Current liabilities	$28,677	$169,348	$25,726	$—	$223,751
Intercompany payables	—	283,640	25,000	(308,640)	—
Long-term debt, less current maturities	1,814,185	375,000	393	—	2,189,578
Deferred income tax liabilities	—	199,376	—	(36,409)	162,967
Other accrued liabilities	4,127	19,624	4,828	—	28,579
Stockholders’ equity	941,518	2,402,097	35,269	(2,437,287)	941,597
Total liabilities and stockholders’ equity	$2,788,507	$3,449,085	$91,216	$(2,782,336)	$3,546,472

The consolidating condensed statements of income for the year ended December 31, 2018 is as follows:

Statements of Income:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$1,522,572	$30,819	$—	$1,553,391
Non-gaming	11	492,679	9,926	—	502,616
Net revenues	11	2,015,251	40,745	—	2,056,007

Operating expenses:
Gaming and pari-mutuel commissions	—	728,709	20,580	—	749,289
Non-gaming	—	303,706	2,597	—	306,303
Marketing and promotions	—	104,402	1,759	—	106,161
General and administrative	—	342,185	7,413	—	349,598
Corporate	42,466	2,405	1,761	—	46,632
Impairment charges	—	9,815	3,787	—	13,602
Management fee	(25,340)	25,340	—	—	—
Depreciation and amortization	3,655	153,396	378	—	157,429
Total operating expenses	20,781	1,669,958	38,275	—	1,729,014

Loss on sale of asset or disposal of property and equipment	—	(828)	(7)	—	(835)
Proceeds from terminated sale	5,000	—	—	—	5,000
Transaction expenses	(11,369)	(9,473)	—	—	(20,842)
Equity in loss of unconsolidated affiliate	—	(213)	—	—	(213)
Operating (loss) income	(27,139)	334,779	2,463	—	310,103

Interest expense, net	(115,745)	(54,226)	(1,761)	—	(171,732)
Loss on early retirement of debt, net	(162)	—	—	—	(162)
Unrealized loss	(2,587)	—			(2,587)
Subsidiary income (loss)	201,353	—	—	(201,353)	—
Income (loss) before income taxes	55,720	280,553	702	(201,353)	135,622
Income tax benefit (provision)	39,515	(80,474)	572	—	(40,387)
Net income (loss)	$95,235	$200,079	$1,274	$(201,353)	$95,235

The consolidating condensed statements of income for the year ended December 31, 2017 is as follows:

Statements of Income:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$1,076,957	$22,070	$—	$1,099,027
Non-gaming	—	374,246	7,525	—	381,771
Net revenues	—	1,451,203	29,595	—	1,480,798

Operating expenses:
Gaming and pari-mutuel commissions	—	546,207	14,882	—	561,089
Non-gaming	—	250,160	2,419	—	252,579
Marketing and promotions	—	80,893	2,281	—	83,174
General and administrative	—	235,905	5,132	—	241,037
Corporate	31,620	(4,318)	3,437	—	30,739
Impairment charges	—	38,016	—	—	38,016
Management fee	(31,620)	31,620	—	—	—
Depreciation and amortization	1,030	104,454	407	—	105,891
Total operating expenses	1,030	1,282,937	28,558	—	1,312,525

Loss on sale of asset or disposal of property and equipment	(20)	(299)	—	—	(319)
Proceeds from terminated sale	—	20,000			20,000
Transaction expenses	(70,865)	(21,912)	—	—	(92,777)
Equity in loss of unconsolidated affiliate	—	(367)	—	—	(367)
Operating (loss) income	(71,915)	165,688	1,037	—	94,810

Interest expense, net	(73,448)	(25,221)	(1,100)	—	(99,769)
Loss on early retirement of debt, net	(38,430)	—	—	—	(38,430)
Subsidiary income (loss)	205,251	—	—	(205,251)	—
Income (loss) before income taxes	21,458	140,467	(63)	(205,251)	(43,389)
Income tax benefit (provision)	51,922	69,787	(4,940)	—	116,769
Net income (loss)	$73,380	$210,254	$(5,003)	$(205,251)	$73,380

The consolidating condensed statements of income for the year ended December 31, 2016 is as follows:

Statements of Income:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Revenues:
Gaming and pari-mutuel commissions	$—	$599,750	$265	$—	$600,015
Non-gaming	—	300,360	90	—	300,450
Net revenues	—	900,110	355	—	900,465

Operating expenses:
Gaming and pari-mutuel commissions	—	352,220	—	—	352,220
Non-gaming	—	194,586	—	—	194,586
Marketing and promotions	—	40,886	4	—	40,890
General and administrative	—	130,720	—	—	130,720
Corporate	19,560	320	—	—	19,880
Management fee	(19,841)	19,841	—	—	—
Depreciation and amortization	454	62,995	—	—	63,449
Total operating expenses	173	801,568	4	—	801,745

Loss on sale of asset or disposal of property and equipment	—	(836)	—	—	(836)
Transaction expenses	(9,184)	—	—	—	(9,184)
Operating (loss) income	(9,357)	97,706	351	—	88,700

Interest expense, net	(24,562)	(26,355)	—	—	(50,917)
Loss on early retirement of debt, net	(155)	—	—	—	(155)
Subsidiary income (loss)	45,372	—	—	(45,372)	—
Income (loss) before income taxes	11,298	71,351	351	(45,372)	37,628
Income tax benefit	13,229	(26,207)	(123)	—	(13,101)
Net income (loss)	$24,527	$45,144	$228	$(45,372)	$24,527

The consolidating condensed statement of cash flows for the year ended December 31, 2018 is as follows:

Statement of Cash Flows

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net cash (used in) provided by operating activities	$(65,836)	$387,576	$1,540	$—	$323,280
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(8,467)	(136,102)	(2,846)	—	(147,415)
Purchase of restricted investments	—	—	(8,008)	—	(8,008)
Proceeds from sale of property and equipment	—	1,002	—	—	1,002
Cash (used in) provided by business combinations	(1,010,175)	(103,052)	—	—	(1,113,227)
Investments in and advances to unconsolidated affiliate	—	(581)	—	—	(581)
Net cash used in investing activities	(1,018,642)	(238,733)	(10,854)	—	(1,268,229)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	600,000	246,000	—	—	846,000
Borrowings under Revolving Credit Facility	315,358	—	—	—	315,358
Payments under Revolving Credit Facility	(70,358)	—	—	—	(70,358)
Net proceeds from (payments to) related parties	285,026	(290,312)	5,286	—	—
Debt issuance costs	(25,758)	—	—	—	(25,758)
Taxes paid related to net share settlement of equity awards	(11,708)	—	—	—	(11,708)
Proceeds from exercise of stock options	154	—	—	—	154
Purchase of treasury stock	(9,131)	—	—	—	(9,131)
Payments on other long-term payables	(92)	(278)	(296)	—	(666)
Net cash provided by (used in) financing activities	1,083,491	(44,590)	4,990	—	1,043,891
Increase in cash, cash equivalents and restricted cash	(987)	104,253	(4,324)	—	98,942
Cash, cash equivalents and restricted cash, beginning of period	13,831	118,419	15,499	—	147,749
Cash, cash equivalents and restricted cash, end of period	$12,844	$222,672	$11,175	$—	$246,691

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$12,127	$208,697	9,928	$—	$230,752
Restricted cash	717	7,920	247	—	8,884
Restricted and escrow cash included in other noncurrent assets	—	6,055	1,000	—	7,055
Total cash, cash equivalents and restricted cash	$12,844	$222,672	$11,175	$—	$246,691

The consolidating condensed statement of cash flows for the year ended December 31, 2017 is as follows:

Statement of Cash Flows

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net cash (used in) provided by operating activities	$(44,737)	$170,553	$4,070	$—	$129,886
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(11,073)	(70,449)	(1,639)	—	(83,161)
Proceeds from sale of property and equipment	—	135	—	—	135
Net cash (used in) provided by business combinations	(1,355,370)	37,103	5,216	—	(1,313,051)
Investments in and advances to unconsolidated affiliate	—	(604)	—	—	(604)
Net cash used in investing activities	(1,366,443)	(33,815)	3,577	—	(1,396,681)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	2,325,000	—	—	—	2,325,000
Borrowings under Revolving Credit Facility	207,953	—	—	—	207,953
Payments under long-term debt	(911,875)	—	—	—	(911,875)
Payments under Revolving Credit Facility	(236,953)	—	—	—	(236,953)
Net proceeds from (payments to) related parties	72,011	(79,634)	7,623	—	—
Debt premium proceeds	27,500	—	—		27,500
Payments on other long-term payables	(43)	(318)	(172)	—	(533)
Debt issuance costs	(51,526)	—	—	—	(51,526)
Taxes paid related to net share settlement of equity awards	(11,365)	—	—	—	(11,365)
Proceeds from exercise of stock options	2,900	—	—	—	2,900
Net cash provided by (used in) financing activities	1,423,602	(79,952)	7,451	—	1,351,101
Increase in cash, cash equivalents and restricted cash	12,422	56,786	15,098	—	84,306
Cash, cash equivalents and restricted cash, beginning of period	1,409	61,633	401	—	63,443
Cash, cash equivalents and restricted cash, end of period	$13,831	$118,419	$15,499	$—	$147,749

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$13,202	$114,925	$6,469	$—	$134,596
Restricted cash	629	2,495	143	—	3,267
Restricted cash included in other noncurrent assets	—	999	8,887	—	9,886
Total cash, cash equivalents and restricted cash	$13,831	$118,419	$15,499	$—	$147,749

The consolidating condensed statement of cash flows for the year ended December 31, 2016 is as follows:

Statement of Cash Flows

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
Net cash (used in) provided by operating activities	$(16,337)	$111,608	$101	$—	$95,372
INVESTING ACTIVITIES:
Purchase of property and equipment, net	133	(43,305)	(1)	—	(43,173)
Proceeds from sale of property and equipment	—	1,560	—	—	1,560
Net cash used in business combinations	—	(194)	—	—	(194)
Net cash used in by investing activities	133	(41,939)	(1)	—	(41,807)
FINANCING ACTIVITIES:
Payments under long-term debt	(4,250)	—	—	—	(4,250)
Borrowings under Revolving Credit Facility	73,000	—	—	—	73,000
Payments under Revolving Credit Facility	(137,500)	—	—	—	(137,500)
Principal payments on capital leases	(4,288)	—	—	—	(4,288)
Net proceeds from (payments to) related parties	90,353	(90,486)	133	—	—
Taxes paid related to net share settlement of equity awards	(744)	—	—	—	(744)
Proceeds from exercise of stock options	385	—	—	—	385
Payments on other long-term payables	—	(274)	—	—	(274)
Net cash provided by (used in) financing activities	16,956	(90,760)	133	—	(73,671)
Increase in cash, cash equivalents and restricted cash	752	(21,091)	233	—	(20,106)
Cash, cash equivalents and restricted cash, beginning of period	657	82,724	168	—	83,549
Cash, cash equivalents and restricted cash, end of period	$1,409	$61,633	$401	$—	$63,443

Note 21. Quarterly Data (Unaudited)

The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2018, 2017 and 2016. The quarterly information only includes the operations of Elgin from the Elgin Acquisition date through December 31, 2018, operations of Tropicana from the Tropicana Acquisition date through December 31, 2018 and operations of Isle from the Isle Acquisition Date through December 31, 2018.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2018:
Net revenues	440,192	456,802	487,253	671,760
Operating expenses	382,659	376,439	396,220	573,696
Operating income	54,194	77,414	91,769	86,726
Net income (loss)	$20,855	$36,796	$37,704	$(120)
Basic net income (loss) per common share	$0.27	$0.48	$0.49	$0.00
Diluted net income (loss) per common share	$0.27	$0.47	$0.48	$0.00
Weighted average shares outstanding—basic	77,353,730	77,458,584	77,522,664	77,503,732
Weighted average shares outstanding—diluted (1)	78,080,049	78,258,629	78,283,588	77,503,732
(1)

Excluded from “Weighted average shares outstanding-diluted” are 100,091 stock options and 905,420 RSUs for the three months ended December 31, 2018 as the inclusion of these shares would have an anti-dilutive effect.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2017:
Net revenues	202,393	$375,626	$472,878	$429,901
Operating expenses	186,561	320,480	389,273	416,211
Operating income (loss)	14,028	(30,467)	81,493	29,756
Net income (loss)	$945	$(46,190)	$29,687	$88,938
Basic net income (loss) per common share	$0.02	$(0.68)	$0.39	$1.16
Diluted net income (loss) per common share	$0.02	$(0.68)	$0.38	$1.14
Weighted average shares outstanding—basic	47,120,751	67,453,095	76,902,070	76,961,015
Weighted average shares outstanding—diluted	48,081,281	67,453,095	77,959,689	77,998,742

(2)

Excluded from ““Weighted average shares outstanding-diluted” are 78,435 stock options and 937,661 RSUs for the three months ended June 30, 2017 as the inclusion of these shares would have an anti-dilutive effect

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2016:
Net revenues	215,583	$233,493	$243,049	$208,340
Operating expenses	196,855	203,016	210,584	191,290
Operating income	18,281	29,585	27,739	13,095
Net income	$3,379	$10,737	$9,450	$961
Basic net income per common share	$0.07	$0.23	$0.20	$0.02
Diluted net income per common share	$0.07	$0.22	$0.20	$0.02
Weighted average shares outstanding—basic	46,933,094	47,071,608	47,193,120	47,105,744
Weighted average shares outstanding—diluted	47,534,761	47,721,075	47,834,644	47,849,554

ELDORADO RESORTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B Balance at Beginning of Period	Column C Acquisitions	Column D Additions(1)	Column E Deductions(2)	Column F Balance at End of Period
Year ended December 31, 2018:
Allowance for doubtful accounts	$1,220	$2,394	$1,407	$1,347	$3,674
Year ended December 31, 2017:
Allowance for doubtful accounts	$1,221	$461	$531	$993	$1,220
Year ended December 31, 2016:
Allowance for doubtful accounts	$2,074	$—	$161	$1,014	$1,221

(1)	Amounts charged to costs and expenses, net of recoveries.
(2)	Uncollectible accounts written off, net of recoveries of $0.1 million and $0.7 million in 2018 and 2017, respectively. There were no recoveries in 2016.