Form 10-Q
period 2019-03-31
Eldorado Resorts, Inc.
filed 2019-05-07
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☒	Accelerated filer	☐
Non‑accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.00001, par value	ERI	NASDAQ Stock Market

The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of May 3, 2019 was 77,472,148.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED

MARCH 31, 2019

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$216,883	$230,752
Restricted cash and investments	25,236	24,892
Marketable securities	16,899	16,957
Accounts receivable, net	65,604	60,169
Due from affiliates	3,130	327
Inventories	20,775	20,595
Income taxes receivable	2,009	15,731
Prepaid expenses	32,454	48,002
Assets held for sale	—	155,771
Total current assets	382,990	573,196
Investment in and advances to unconsolidated affiliates	132,240	1,892
Property and equipment, net	2,870,120	2,882,606
Gaming licenses and other intangibles, net	1,354,364	1,362,006
Goodwill	1,008,316	1,008,316
Other assets, net	366,488	83,446
Total assets	$6,114,518	$5,911,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$415	$462
Accounts payable	89,932	58,524
Accrued property, gaming and other taxes	53,847	51,931
Accrued payroll and related	70,501	87,332
Accrued interest	39,052	42,780
Income taxes payable	12	47,475
Accrued other liabilities	135,585	102,982
Liabilities related to assets held for sale	—	10,691
Total current liabilities	389,344	402,177
Long-term financing obligation to GLPI	962,505	959,835
Long-term debt, less current portion	3,057,151	3,261,273
Deferred income taxes	204,022	200,010
Other long-term liabilities	438,232	59,014
Total liabilities	5,051,254	4,882,309
Commitments and contingencies (Note 14)
STOCKHOLDERS' EQUITY:
Common stock, 200,000,000 shares authorized, 77,439,165 and 77,215,066 issued and outstanding, net of treasury shares, par value $0.00001 as of March 31, 2019 and December 31, 2018, respectively	1	1
Paid-in capital	748,702	748,076
Retained earnings	323,691	290,206
Treasury stock at cost, 223,823 shares held at March 31, 2019 and December 31, 2018	(9,131)	(9,131)
Accumulated other comprehensive income	1	1
Total stockholders’ equity	1,063,264	1,029,153
Total liabilities and stockholders’ equity	$6,114,518	$5,911,462

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
REVENUES:
Casino and pari-mutuel commissions	$470,851	$343,528
Food and beverage	75,209	52,198
Hotel	64,691	30,741
Other	25,072	13,725
Net revenues	635,823	440,192
EXPENSES:
Casino and pari-mutuel commissions	210,306	169,551
Food and beverage	60,385	44,776
Hotel	23,650	12,506
Other	11,249	7,405
Marketing and promotions	32,301	21,301
General and administrative	119,888	74,202
Corporate	16,754	11,569
Impairment charges	958	9,815
Depreciation and amortization	57,757	31,534
Total operating expenses	533,248	382,659
Gain (loss) on sale or disposal of property and equipment	22,318	(706)
Transaction expenses	(1,894)	(2,548)
Income (loss) from unconsolidated affiliates	605	(85)
Operating income	123,604	54,194
OTHER EXPENSE:
Interest expense, net	(73,510)	(31,251)
Unrealized loss on restricted investments	(1,460)	—
Total other expense	(74,970)	(31,251)
Income before income taxes	48,634	22,943
Provision for income taxes	(10,405)	(2,088)
Net income	$38,229	$20,855
Net income per share of common stock:
Basic	$0.49	$0.27
Diluted	$0.49	$0.27
Weighted average basic shares outstanding	77,567,147	77,353,730
Weighted average diluted shares outstanding	78,589,110	78,080,049

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income	$38,229	$20,855
Other comprehensive income, net of tax:
Other comprehensive income	—	—
Comprehensive income, net of tax	$38,229	$20,855

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shares	Amount	Total
Balance, December 31, 2018	77,438,889	$1	$748,076	$290,206	$1	223,823	$(9,131)	$1,029,153
Cumulative change in accounting principle, net of tax	—	—	—	(4,744)	—	—	—	(4,744)
Issuance of restricted stock units	330,641	—	4,948	—	—	—	—	4,948
Net income	—	—	—	38,229	—	—	—	38,229
Shares withheld related to net share settlement of stock awards	(106,542)	—	(4,322)	—	—	—	—	(4,322)
Balance, March 31, 2019	77,662,988	$1	$748,702	$323,691	$1	223,823	$(9,131)	$1,063,264

Balance, December 31, 2017	76,825,966	$—	$746,547	$194,971	$79	—	$—	$941,597
Issuance of restricted stock units	645,047	—	3,679	—	—	—	—	3,679
Net income	—	—	—	20,855	—	—	—	20,855
Shares withheld related to net share settlement of stock awards	(229,898)	—	(7,502)	—	—	—	—	(7,502)
Balance, March 31, 2018	77,241,115	$—	742,724	$215,826	$79	—	—	$958,629

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,229	$20,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,757	31,534
Amortization of deferred financing costs, discount and debt premium	4,547	1,446
Deferred revenue	(1,397)	—
Unrealized loss on restricted investment	1,460	—
Stock compensation expense	4,948	3,679
(Gain) loss on sale or disposal of property and equipment	(22,318)	706
Impairment charges	958	9,815
Provision for deferred income taxes	5,224	1,450
Other	215	483
Change in operating assets and liabilities:
Accounts receivable	(3,933)	9,491
Prepaid expenses and other assets	14,331	2,042
Accrued interest	(6,562)	7,539
Income taxes payable	(26,398)	4,199
Accounts payable and accrued other liabilities	(1,621)	(15,232)
Net cash provided by operating activities	65,440	78,007
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(38,360)	(21,271)
Purchase of restricted investments	(80)	—
Proceeds from sale of property and equipment, net of cash sold	167,945	150
Net cash provided by (used in) investing activities	129,505	(21,121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under Revolving Credit Facility	(205,000)	—
Debt issuance costs	(386)	(304)
Taxes paid related to net share settlement of equity awards	(4,322)	(7,502)
Payments on other long-term payables	(118)	(170)
Net cash used in financing activities	(209,826)	(7,976)

(Decrease) Increase in cash, cash equivalents and restricted cash	(14,881)	48,910
Cash, cash equivalents and restricted cash, beginning of period	246,691	147,749
Cash, cash equivalents and restricted cash, end of period	$231,810	$196,659

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$216,883	$183,138
Restricted cash	7,892	3,659
Restricted and escrow cash included in other noncurrent assets	7,035	9,862
Total cash, cash equivalents and restricted cash	$231,810	$196,659

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$62,885	$21,814
Income taxes paid , net	38,898	186
NON-CASH FINANCING ACTIVITIES:
Payables for capital expenditures	23,048	7,642

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

On August 7, 2018, the Company completed its acquisition of the outstanding partnership interests of Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino, an Illinois partnership (“Elgin”), the owner of Grand Victoria Casino, located in Elgin, Illinois (the “Elgin Acquisition”). On October 1, 2018, we completed our acquisition of Tropicana Entertainment, Inc. (“Tropicana”), adding seven properties to our portfolio (the “Tropicana Acquisition”).

On January 11, 2019 and March 8, 2019, respectively, the Company closed on its sales of Presque Isle Downs & Casino (“Presque Isle Downs”) and Lady Luck Casino Nemacolin (“Nemacolin”), which are both located in Pennsylvania.

As of March 31, 2019, we owned and operated the following properties:

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

•

Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” offering 2,238 video lottery terminals (“VLTs”), harness racing and a 118-room third party hotel connected to Scioto Downs located 15 minutes from downtown Columbus, Ohio.

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
•

Tropicana Casino and Resort, Atlantic City (“Trop AC”)—A casino and resort situated on approximately 15 acres with approximately 660 feet of ocean frontage in Atlantic City, New Jersey that includes 2,464 slot machines, 107 table games, 18 poker tables and 2,366 hotel rooms;

•

Tropicana Evansville (“Evansville”)—A casino hotel and entertainment complex in Evansville, Indiana featuring 1,128 slot machines, 33 table games, eight poker tables and two on-site hotels with a total of 338 rooms;

•

Lumière Place Casino (“Lumière”)—A casino located on approximately 20 acres, located in historic downtown St. Louis, Missouri near business and entertainment districts and overlooks the Mississippi River with 1,401 slot machines, 48 table games, 10 poker tables and 494 hotel rooms;

•	Tropicana Laughlin Hotel and Casino (“Laughlin”)—A casino in Laughlin, Nevada that includes 895 slot machines, 20 table games and 1,487 hotel rooms;
•

MontBleu Casino Resort & Spa (“MontBleu”)—A casino situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains featuring 474 slot machines, 17 table games and 438 hotel rooms;

•	Trop Casino Greenville (“Greenville”)—A landside gaming facility located in Greenville, Mississippi with 590 slot machines, 10 table games and 40 hotel rooms;
•

Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)—A dockside riverboat situated on approximately 23 acres on the Mississippi River in the downtown historic district of Baton Rouge featuring 773 slot machines, 14 table games and 288 hotel rooms; and

•	Grand Victoria Casino (“Elgin”)—A casino located in Elgin, Illinois featuring 1,088 slot machines and 30 table games.

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

The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Elgin and Tropicana acquisitions, the Company’s principal operating activities occurred in four geographic regions and reportable segments. Following the Elgin and Tropicana acquisitions, a fifth segment, Central, was added. The reportable segments are based on the similar characteristics of the operating segments within the regions in which they operate: West, Midwest, South, East, and Central. (See Note 16 for a listing of properties included in each segment).

The presentation of information herein for periods prior to our acquisitions of Elgin and Tropicana and after our acquisitions of Elgin and Tropicana are not fully comparable because the results of operations for Elgin and Tropicana are not included for periods prior to August 7, 2018 and October 1, 2018, respectively. Additionally, the Company closed on its sales of Presque Isle Downs and Nemacolin in January 2019 and March 2019, respectively. (See Note 5).

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

Pronouncements Implemented in 2019

In February 2016 (as amended through December 2018), the FASB issued ASU No. 2016-02 codified as Accounting Standards Codification (“ASC”) 842, Leases, (“ASC 842”) which addresses the recognition and measurement of leases. Under the new guidance, for all leases, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease. The liability is measured on a discounted basis.  Lessees will also recognize a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to control the use of a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The effective date is for the annual and interim periods beginning after December 15, 2018. ASC 842 requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods continuing to be reported under prior lease accounting guidance.

The Company adopted ASC 842 on January 1, 2019 using the prospective approach, and therefore, comparative periods will continue to be reported under prior lease accounting guidance consistent with previously issued financial statements. We elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allowed us to carry forward the historical lease identification, lease classification and treatment of initial direct costs for leases entered into prior to January 1, 2019. We also made an accounting policy election to not record short-term leases with an initial term of 12 months or less on the balance sheet for all classes of underlying assets. We have also elected to not adopt the hindsight practical expedient for determining lease terms.

Our operating leases, in which we are the lessee, are recorded on the balance sheet as a ROU asset with a corresponding lease liability. The lease liability will be remeasured each reporting period with a corresponding change to the ROU asset. ROU assets and lease liabilities for operating leases totaled $282.4 million and $287.1 million, respectively, as of March 31, 2019. The adoption of this guidance did not have an impact on net income; however, upon adoption we recorded a cumulative adjustment to our retained earnings of $4.7 million, net of tax, primarily related to the Company’s lease and management agreements at its Bettendorf location. (See Note 2 for more information).  Adoption of this guidance did not have a material impact on the Company’s other financing leases.

Pronouncements to Be Implemented in Future Periods

In June 2016 (modified in November 2018), the FASB issued ASU No 2016-13, Financial Instruments – Credit Losses related to timing on recognizing impairment losses on financial assets.  The new guidance lowers the threshold on when losses are incurred, from a determination that a loss is probable to a determination that a loss is expected.  The change in guidance will be applicable to our evaluation of the CRDA investments (see Note 8).  The guidance is effective for interim and annual periods beginning after December 15, 2019, and early adoption is allowed for interim and annual periods beginning after December 15, 2018.  Adoption of the guidance requires a modified-retrospective approach and a cumulative adjustment to retained earnings to the first reporting period that the update is effective.  We expect to adopt the new guidance on January 1, 2020 and currently we do not expect a cumulative effect on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This generally means that an intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This generally means that the fees associated with the hosting element (service) of the arrangement are expensed as incurred. The amendment is effective for annual and interim periods beginning after December 15, 2019, with early adoption allowed. We expect to adopt the new guidance on January 1, 2020 and are evaluating the qualitative and quantitative effects of the new guidance. We do not believe it will have a significant impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU No 2018-14, Compensation –Retirement Benefits – Defined Benefit Plans – General.  This amendment improves disclosures over defined benefit plans and is effective for interim and annual periods ending after December 15, 2020 with early adoption allowed.  We anticipate adopting this amendment during the first quarter of 2021, and do not expect it to have a significant impact on our Consolidated Financial Statements.

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

Note 2. Leases

The Company’s management determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

Finance and operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The expected lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise such options. Lease expense for operating leases with minimum lease payments is recognized on a straight-line basis over the expected lease term.

The Company’s lease arrangements have lease and non-lease components. For leases in which the Company is the lessee, the Company accounts for the lease components and non-lease components as a single lease component for all classes of underlying assets. Leases, in which the Company is the lessor, are substantially all accounted for as operating leases and the lease components and non-lease components are accounted for separately, which is consistent with the Company’s historical accounting. Leases with an expected or initial term of 12 months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

The Company has operating and finance leases for various real estate and equipment. Certain of our lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include options to extend the lease term one month to 60 years. Except for the GLPI Master Lease (see Note 10), the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases recorded on the balance sheet consist of the following (in thousands):

Leases	Classification on the Balance Sheet	March 31, 2019
Assets
Operating lease ROU assets	Other assets, net	$282,363
Finance lease ROU assets	Property and equipment, net(1)	$949,839
Liabilities
Current
Operating	Accrued other liabilities	$20,232
Finance	Current portion of long-term debt	$314
Noncurrent
Operating	Other long-term liabilities	$266,898
Finance	Long-term financing obligation and debt	$962,685

(1)	Finance lease ROU assets are recorded net of accumulated depreciation of $8.1 million as of March 31, 2019.

Other information related to lease terms and discount rates are as follows:

March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	34.6 years
Finance leases	34.5 years
Weighted Average Discount Rate
Operating leases(1)	7.1%
Finance leases	10.2%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows (in thousands):

Three Months Ended
March 31, 2019
Operating lease cost
Operating lease cost	$7,456
Short-term and variable lease cost	1,975
Finance lease cost
Interest expense on lease liabilities	24,603
Amortization of ROU assets	2,511
Total lease cost	$36,545

Supplemental cash flow information related to leases is as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$7,840
Operating cash flows for finance leases	$21,934

Maturities of lease liabilities are summarized as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$21,216	$66,370
2020	24,331	89,227
2021	22,698	90,463
2022	21,754	91,745
2023	21,783	92,990
Thereafter	832,524	3,506,672
Total future minimum lease payments	944,306	3,937,467
Less: amount representing interest	(657,176)	(3,394,568)
Present value of future minimum lease payments	287,130	542,899
Less: current lease obligations	(20,232)	(314)
Plus: residual values - GLPI	—	420,100
Long-term lease obligations	$266,898	$962,685

Note 3. Revenue Recognition

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

Hotel, food and beverage services have been determined to be separate, stand-alone performance obligations and are recorded as revenue as the good or service is transferred to the customer over the customer’s stay at the hotel or when the delivery is made for the food and beverage. Advance deposits for future hotel occupancy, convention space or food and beverage services contracts are recorded as deferred income until the revenue recognition criteria has been met. The Company also provides goods and services that may include multiple performance obligations, such as for packages, for which revenues are allocated on a pro rata basis based on each service's stand-alone selling price.

The Company offers programs at its properties whereby participating customers can accumulate points for wagering that can be redeemed for credits for free play on slot machines, lodging, food and beverage, merchandise and, in limited situations, cash. The incentives earned by customers under these programs are based on previous revenue transactions and represent separate performance obligations. Points earned, less estimated breakage, are recorded as a reduction of casino revenues at the standalone selling price of the points when earned based upon the retail value of the benefits, historical redemption rates and estimated breakage and recognized as departmental revenue based on where such points are redeemed upon fulfillment of the performance obligation. The player loyalty program liability represents a deferral of revenue until redemption occurs, which is typically less than one year.

The Company offers discretionary coupons and other discretionary complimentaries to customers outside of the player loyalty program. The retail value of complimentary food, beverage, hotel rooms and other services provided to customers is recognized as a reduction to the revenues for the department which issued the complimentary and a credit to the revenue for the department redeemed. Complimentaries provided by third parties at the discretion and under the control of the Company is recorded as an expense when incurred.

The Company’s consolidated statement of operations presents net revenue disaggregated by type or nature of the good or service (i.e., casino, pari-mutuel, food and beverage, hotel and other). A summary of net revenues disaggregated by type of revenue and reportable segment is presented below (amounts in thousands). Refer to Note 16 for a discussion of the Company’s reportable segments.

	Three Months Ended March 31, 2019
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$53,571	$85,169	$105,819	$124,509	$97,810	$—	$466,878
Pari-mutuel commissions	—	—	3,531	442	—	—	3,973
Food and beverage	27,906	6,087	14,709	14,721	11,786	—	75,209
Hotel	27,415	3,622	6,337	19,997	7,320	—	64,691
Other	9,203	1,909	2,318	6,564	3,556	1,522	25,072
Net revenues	$118,095	$96,787	$132,714	$166,233	$120,472	$1,522	$635,823

	Three Months Ended March 31, 2018
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$49,734	$88,359	$97,509	$103,856	$—	$—	$339,458
Pari-mutuel commissions	—	—	3,409	661	—	—	4,070
Food and beverage	23,211	6,916	13,860	8,211	—	—	52,198
Hotel	19,430	3,637	5,992	1,682	—	—	30,741
Other	7,204	1,883	2,030	2,481	—	127	13,725
Net revenues	$99,579	$100,795	$122,800	$116,891	$—	$127	$440,192

Contract and Contract Related Liabilities

The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer, (2) player loyalty program obligations, which represents the deferred allocation of revenue relating to player loyalty program incentives earned, as discussed above, and (3) customer deposits and other deferred revenue, which is primarily funds deposited by customers related to gaming play, advance payments on goods and services yet to be provided (such as advance ticket sales and deposits on rooms and convention space or for unpaid wagers), and deferred revenues associated with the Company’s interests in William Hill and TSG  (see Note 7 and Note 8). Except for deferred revenues related to William Hill and TSG, these liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within “Accrued other liabilities” on the Company’s Consolidated Balance Sheets.

The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Player Loyalty Liability		Customer Deposits and Other Deferred Revenue
	2019	2018	2019	2018	2019	2018
Balance at January 1	$8,930	$4,743	$17,639	$11,752	$27,588	$5,487
Balance at March 31	8,775	5,071	17,285	10,823	175,915	6,642
Increase / (decrease)	$(155)	$328	$(354)	$(929)	$148,327	$1,155

The change in customer deposits and other deferred revenue during the three months ended March 31, 2019 is primarily attributed to the Company’s interests in William Hill, which is recorded in other long term liabilities on the Consolidated Balance Sheet (see Note 7 for more information).

Note 4. Acquisitions, Preliminary Purchase Price Accounting and Pro Forma Information

Tropicana

Acquisition Summary

On April 15, 2018, the Company announced that it had entered into a definitive agreement to acquire Tropicana in a cash transaction valued at $1.9 billion. At the closing of the transaction on October 1, 2018, a subsidiary of the Company merged into Tropicana and Tropicana became a wholly-owned subsidiary of the Company. Immediately prior to the merger, Tropicana sold Tropicana Aruba Resort and Casino and Gaming and Leisure Properties, Inc. (“GLPI”) acquired substantially all of Tropicana’s real estate, other than the real estate underlying MontBleu and Lumière, for approximately $964 million and the Company acquired Tropicana’s operations and certain real estate for $927.3 million. Substantially concurrently with the acquisition of the real estate portfolio by GLPI, the Company also entered into a triple net master lease (see Note 10). The Company funded the purchase of the real estate underlying Lumière with the proceeds of a $246 million loan (see Note 11) and funded the remaining consideration payable with cash on hand at the Company and Tropicana, borrowings under the Company’s revolving credit facility and proceeds from the Company’s offering of $600 million in aggregate principal amount of 6% senior notes due 2026.

Transaction expenses related to the Tropicana Acquisition for the three months ended March 31, 2019 and 2018 totaled $1.5 million and $1.0 million, respectively.

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

The fair values are based on management’s analysis including preliminary work performed by third party valuation specialists, which are subject to finalization and review. The purchase price accounting for Tropicana is preliminary as it relates to determining the fair value of certain assets and liabilities, including goodwill, and is subject to change.  The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Tropicana, with the excess recorded as goodwill as of March 31, 2019 (dollars in thousands):

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

Trade receivables and payables, inventories and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the Tropicana Acquisition date.

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

The fair value of the gaming licenses was determined using the multi period excess earnings or replacement cost methodology, based on whether the license resides in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the gaming license intangible asset, which is net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets. Under the respective state’s gaming legislation, the property specific licenses can only be acquired if a theoretical buyer were to acquire each existing facility. The existing licenses could not be acquired and used for a different facility. The properties’ estimated future cash flows were the primary assumption in the respective valuations. Cash flow estimates included net gaming revenue, gaming operating expenses, general and administrative expenses, and tax expense. The replacement cost methodology is a cost approach methodology based on replacement or reproduction cost of the gaming license as an indicator of fair value.

The Company has assigned an indefinite useful life to the gaming licenses, in accordance with its review of the applicable guidance of ASC 350. The Company considered, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the Company’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. The Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. Tropicana had licenses in New Jersey, Missouri, Mississippi, Nevada, Indiana, and Louisiana. The renewal of each state’s gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state’s gaming regulator, and meeting certain inspection requirements. However, the Company’s historical experience has not indicated, nor does the Company expect, any limitations regarding its ability to continue to renew each license. No other competitive, contractual, or economic factor limits the useful lives of these assets. Accordingly, the Company has concluded that the useful lives of these licenses are indefinite.

Trade names are valued using the relief from royalty method, which presumes that without ownership of such trademarks, the Company would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, the Company avoids any such payments and records the related intangible value of the Company’s ownership of the brand name. The primary assumptions in the valuation included revenue, pre-tax royalty rate, and tax expense. The Company has assigned an indefinite useful life to the trade names after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the Company’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets.

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

For the period from January 1, 2019 through March 31, 2019, Tropicana generated net revenues of $207.3 million and net income of $4.2 million.

Elgin

Acquisition Summary

On August 7, 2018, the Company completed its acquisition of one hundred percent of the partnership interests in Elgin. As a result of the Elgin Acquisition, Elgin became an indirect wholly-owned subsidiary of the Company. The Company purchased Elgin for $327.5 million plus a $1.3 million working capital adjustment. The Elgin Acquisition was financed using cash on hand and borrowings under the Company’s revolving credit facility.

Transaction expenses related to the Elgin Acquisition totaled $31,000 and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

Preliminary Purchase Price Accounting – Elgin

The total purchase consideration for the Elgin Acquisition was $328.8 million. The estimated purchase consideration in the acquisition was determined with reference to its acquisition date fair value.

Purchase consideration calculation (dollars in thousands)
Cash consideration paid	$327,500
Working capital and other adjustments	1,304
Purchase consideration	$328,804

The fair values are based on management’s analysis including preliminary work performed by third party valuation specialists, which are subject to finalization and review.  The purchase price accounting for Elgin is preliminary as it relates to determining the fair value of the long-lived assets, including goodwill, and is subject to change. The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Elgin, with the excess recorded as goodwill as of March 31, 2019 (dollars in thousands):

Cash and cash equivalents	$25,349
Property and equipment	60,792
Goodwill	59,774
Intangible assets (i)	205,296
Other noncurrent assets	915
Total assets	352,126
Current liabilities	(21,572)
Noncurrent liabilities	(1,750)
Total liabilities	(23,322)
Net assets acquired	$328,804

(i)	Intangible assets consist of gaming license valued at $163.9 million, trade names valued at $12.6 million and player relationships valued at $28.8 million.

Valuation methodologies under both a market and income approach used for the identifiable net assets acquired in the Elgin Acquisition make use of Level 3 inputs including discounted cash flows.

Trade receivables and payables, inventories and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the Elgin Acquisition date.

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

The Company has assigned an indefinite useful life to the gaming licenses, in accordance with its review of the applicable guidance of ASC 350. The fair value of the gaming license was determined using the multi period excess earnings method. The excess earnings methodology, which is an income approach methodology that allocates the projected cash flows of the business to the gaming license intangible assets less charges for the use of other identifiable assets of Elgin including working capital, fixed assets and other intangible assets. This methodology was considered appropriate as the gaming license is the primary asset of Elgin. The property’s estimated future cash flows were the primary assumption in the respective valuations. Cash flow estimates included net gaming revenue, gaming operating expenses, general and administrative expenses, and tax expense. The renewal of the gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state’s gaming regulator, and meeting certain inspection requirements. However, the Company’s historical experience has not indicated, nor does the Company expect, any limitations regarding its ability to continue to renew the license. No other competitive, contractual, or economic factor limits the useful lives of this asset. Accordingly, the Company has concluded that the useful life of this license is indefinite.

The player loyalty program was valued using the cost approach and the incremental cash flow method under the income approach. The incremental cash flow method is used to estimate the fair value of an intangible asset based on a residual cash flow notion. This method measures the benefits (e.g., cash flows) derived from ownership of an acquired intangible asset as if it were in place, as compared to the acquirer’s expected cash flows as if the intangible asset were not in place (i.e., with-and-without). The residual or net cash flows of the two models is ascribable to the intangible asset. The Company has estimated a 4-year useful life on the player loyalty programs.

The trade name was valued using the relief‑from‑royalty method. The primary assumptions in the valuation included revenue, pre-tax royalty rate, and tax expense. The Company has assigned the trade name an indefinite useful life after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the Company’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets.

Goodwill is the result of expected synergies from combining operations of the acquired and acquirer. The goodwill acquired is fully amortizable for tax purposes.

For the period from January 1, 2019 through March 31, 2019, Elgin generated net revenues of $37.0 million and net income of $5.5 million.

Unaudited Pro Forma Information

Tropicana

The following unaudited pro forma information presents the results of operations of the Company for the three months ended March 31, 2018, as if only the Tropicana Acquisition had occurred on January 1, 2017 (in thousands).

Three Months Ended
March 31, 2018
Net operating revenues	$658,006
Net income	14,441

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

Elgin

The following unaudited pro forma information presents the results of operations of the Company for the three months ended March 31, 2018, as if only the Elgin Acquisition had occurred on January 1, 2017 (in thousands).

Three Months Ended
March 31, 2018
Net operating revenues	$480,387
Net income	24,790

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

On July 6, 2018, in consideration of the time and expense needed to reply to the Second Request, the Company and CDI entered into a termination agreement and release pursuant to which the parties agreed to terminate the asset purchase agreement with respect to Vicksburg and to enter into an asset purchase agreement pursuant to which CDI would acquire and assume the rights and obligations to operate Nemacolin (the “Vicksburg Termination Agreement”). The Vicksburg Termination Agreement also provided that CDI would pay the Company a $5.0 million termination fee upon execution of a definitive agreement with respect to the Nemacolin transaction, which was recorded as proceeds from terminated sale on the Consolidated Statements of Income.  On August 10, 2018, the Company entered into a definitive agreement to sell substantially all of the assets and liabilities of Nemacolin to CDI.  Under the terms of the agreement, CDI agreed to purchase Nemacolin for cash consideration of approximately $0.1 million, subject to a customary working capital adjustment. As a result of the agreement to sell Nemacolin, an impairment charge of $3.8 million was recorded in the third quarter of 2018 due to the carrying value of the net property and equipment being sold exceeding the estimated net sales proceeds.

The sale of Presque Isle Downs closed on January 11, 2019 resulting in a gain on sale of $21.6 million for the three months ended March 31, 2019. The sale of Nemacolin closed on March 8, 2019 resulting in a gain on sale of $0.5 million for the three months ended March 31, 2019.

Prior to the respective closing dates, the dispositions of Nemacolin and Presque Isle Downs, both of which were reported in the East segment, met the requirements for presentation as assets held for sale under generally accepted accounting principles. Due to the termination of the Vicksburg sale, Vicksburg was no longer presented as an asset held for sale.

The assets and liabilities held for sale, accounted for at carrying value as it was lower than fair value, were as follows as of December 31, 2018 (in thousands):

	December 31, 2018
	Nemacolin	Presque Isle Downs	Total
Assets:
Accounts receivable, net	$272	$2,208	$2,480
Inventories	79	1,607	1,686
Prepaid expenses and other	370	773	1,143
Property and equipment, net	1,784	70,134	71,918
Goodwill	—	3,122	3,122
Other intangibles, net	—	75,422	75,422
Assets held for sale	$2,505	$153,266	$155,771

Liabilities:
Accounts payable	$147	$683	$830
Accrued payroll and related	838	596	1,434
Accrued property and other taxes	552	71	623
Accrued other liabilities	1,628	3,659	5,287
Other long-term liabilities	105	—	105
Long-term obligation	2,412	—	2,412
Liabilities related to assets held for sale	$5,682	$5,009	$10,691

The following information presents the net operating revenues and net (loss) income of Presque Isle Downs and Nemacolin prior to the respective dispositions (in thousands):

	Three Months ended March 31, 2019		Three Months ended March 31, 2018
	Presque Isle Downs	Nemacolin	Presque Isle Downs	Nemacolin
Net operating revenues	$3,235	$4,836	$33,177	$8,494
Net (loss) income	(42)	(754)	2,135	(118)

These amounts include historical operating results, adjusted to eliminate the internal allocation of interest expense that was not be assumed by the buyer.

Note 6. Stock-Based Compensation and Stockholder’s Equity

Common Stock

The Company has authorized common stock of 200,000,000 shares, par value $0.00001 per share. In June 2018 the Company amended its certificate of incorporation to increase the total number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares.

Share Repurchase Program

In November 2018, the Company’s Board of Directors authorized a $150 million common stock repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that the Company is required to repurchase under the Share Repurchase Program.

The Company acquired 223,823 shares of common stock at an aggregate value of $9.1 million and an average of $40.80 per share during the year ended December 31, 2018. No shares were repurchased during the three months ended March 31, 2019.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense in the accompanying Consolidated Statements of Income totaled $4.9 million and $3.7 million during the three months ended March 31, 2019 and 2018, respectively. These amounts are included in corporate expenses and, in the case of certain property positions, general and administrative expenses in the Company’s Consolidated Statements of Income. We recognized a reduction in income tax expense of $2.6 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively, for excess tax benefits related to stock-based compensation.

A summary of the restricted stock unit (RSU) activity for the three months ended March 31, 2019 is presented in the following table:

	Restricted Stock Units
	Units	Weighted- Average Grant Date Fair Value
		(in millions)
Unvested outstanding as of December 31, 2018	1,283,372	$23.93
Granted (1)	352,869
Vested	(352,584)
Unvested outstanding as of March 31, 2019	1,283,657	$32.19

(1)	Included are 30,135 RSUs granted to non-employee members of the Board of Directors during the three months ended March 31, 2019.

As of March 31, 2019 and 2018, the Company had $28.6 million and $16.6 million, respectively, of unrecognized compensation expense. The RSUs are expected to be recognized over a weighted-average period of 1.90 years and 1.58 years, respectively.

There was no ERI stock option activity for the three months ended March 31, 2019. Outstanding options as of March 31, 2019 totaled 135,956, of which 119,505 options were exercisable.

Note 7. Investments in and Advances to Unconsolidated Affiliates

Hampton Inn & Suites

The Company holds a 42.1% variable interest in a partnership with other investors that developed a new 118-room Hampton Inn & Suites hotel at Scioto Downs that opened in March 2017. Pursuant to the terms of the partnership agreement, the Company contributed $1.0 million of cash and 2.4 acres of a leasehold land immediately adjacent to The Brew Brothers microbrewery and restaurant at Scioto Downs. The partnership constructed the hotel at a cost of $16.0 million and other investor members operate the hotel. In November 2017, the Company contributed $0.6 million to the partnership for its proportionate share of additional construction costs pursuant to the partnership agreement. At March 31, 2019 and December 31, 2018, the Company’s investment in the partnership totaled $1.2 million and $1.3 million, respectively, recorded in investment in and advances to unconsolidated affiliates on the Consolidated Balance Sheets, representing the Company’s maximum loss exposure. As of March 31, 2019 and December 31, 2018, the Company’s receivable from the partnership totaled $0.1 million and $0.3 million, respectively, and is reflected in due from affiliates on the Consolidated Balance Sheets.

Pompano Joint Venture

In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. The Company and Cordish have made initial cash contributions of $250,000 each and could be required to make additional contributions to a maximum of $2.0 million ($1.0 million per member) at the request of the managing member. The Company has agreed to contribute land to the joint venture for the project. While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company will participate evenly with Cordish in the profits and losses of the joint venture, which is included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Income. At March 31, 2019 and December 31, 2018, the Company’s investment in the joint venture totaled $0.7 million and $0.6 million, respectively, recorded in investment in and advances to unconsolidated affiliates on the Consolidated Balance Sheets.

William Hill

In September 2018, the Company entered into a 25-year agreement, which became effective January 29, 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which the Company (i) granted to William Hill the right to conduct betting activities in retail channels and under the Company’s first skin and third skin for online channels with respect to the Company’s current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing the Company’s second skin available with respect to properties in such territory.  Pursuant to the terms of the agreement, in January 2019 the Company received a 20% ownership interest in William Hill US as well as 13.4 million ordinary shares of William Hill PLC, which carry certain time restrictions on when they can be sold, and the Company will receive a revenue share from the operation of retail betting and online betting and gaming activities. “Skin” in the context of this agreement refers to Eldorado’s ability to grant to William Hill an online channel that allows William Hill to operate online casino and sports gaming activities in reliance on, and utilizing the benefit of, any licenses granted to Eldorado or its subsidiaries. As of March 31, 2019, based on the Company’s existing sportsbook operations with William Hill, the Company’s receivable from William Hill totaled $3.1 million and is reflected in due from affiliates on the Consolidated Balance Sheets.

The Company is accounting for its investment in William Hill US under the equity method. The fair value of the Company’s initial investment in William Hill US of $128.9 million at January 29, 2019 was determined using Level 3 inputs. As of March 31, 2019, the carrying value of the Company’s interest in William Hill US was $130.3 million recorded in investment in and advances to unconsolidated affiliates on the Consolidated Balance Sheet. The Company also recorded deferred revenue associated with the ownership interest received in William Hill US and is recognizing revenue on a straight-line basis over the 25 year agreement term. The Company recognized revenue of $0.8 million during the three months ended March 31, 2019. As of March 31, 2019, the balance of the William Hill US deferred revenue totaled $128.1 million and is recorded in other long term liabilities on the Consolidated Balance Sheet.

As of March 31, 2019, the fair value of the William Hill PLC shares totaled $24.4 million, net of an unrealized loss of $2.8 million, and included in other assets, net on the Consolidated Balance Sheet. The Company also recorded deferred revenue associated with the William Hill PLC shares and is recognizing revenue on a straight-line basis over the 25 year agreement term. The Company recognized revenue of $0.2 million during the three months ended March 31, 2019. As of March 31, 2019, the balance of the William Hill PLC deferred revenue totaled $27.1 million and is recorded in other long term liabilities on the Consolidated Balance Sheet.

Note 8. Intangible Assets, net and Other Long-Term Assets

Other and intangible assets, net, include the following amounts (in thousands):

	March 31,	December 31,
	2019	2018	Useful Life
Goodwill	$1,008,316	$1,008,316	Indefinite

Gaming licenses	$1,090,682	$1,090,682	Indefinite
Trade names	187,929	187,929	Indefinite
Player loyalty programs	105,005	105,005	3 - 4 years
Subtotal	1,383,616	1,383,616
Accumulated amortization player loyalty programs	(29,252)	(21,610)
Total gaming licenses and other intangible assets, net	$1,354,364	$1,362,006

Gaming licenses represent intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. These gaming license rights are not subject to amortization as the Company has determined that they have indefinite useful lives.

Amortization expense with respect to player loyalty programs for the three months ended March 31, 2019 and 2018 totaled $7.6 million and $1.6 million, respectively, which is included in depreciation and amortization in the Consolidated Statements of Income. Such amortization expense is expected to be $23.0 million for the remainder of 2019 and $27.4 million, $21.2 million and $4.2 million for the years ended December 31, 2020, 2021 and 2022, respectively.

Goodwill represents the excess of the purchase prices of acquiring MTR Gaming, Isle, Elgin and Tropicana over the fair market value of the net assets acquired. In conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018 (see Note 5) as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds. The impairment reduced the value of goodwill in the South segment in 2018.

Other Assets, Net

Other assets, net, include the following amounts (in thousands):

	March 31,	December 31,
	2019	2018
CRDA bonds and deposits, net	$6,403	$6,694
Unamortized debt issuance costs - Revolving Credit Facility	8,992	9,533
Non-operating real property	16,852	17,880
Long-term prepaid rent	164	20,198
Restricted cash and investments	39,556	15,064
ROU assets (see Note 2)	282,363	—
Other	12,158	14,077
Total other assets, net	$366,488	$83,446

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

Non-operating real property consists principally of land and undeveloped properties for which the Company has designated as non-operating and has declared its intent to sell such assets. As a result of a pending sale offer for certain non-operating real property located in Pennsylvania, the Company recognized an impairment charge of $1.0 million for the three months ended March 31, 2019.

Approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated is subject to a lease with the City of Evansville, Indiana. Under the terms of the agreement, a pre-payment of lease rent in the amount of $25 million was due at the commencement of the construction project. The prepayments will be applied against future rent in equal monthly amounts over a period of 120 months which commenced upon the opening of the property in January 2018.  The current term of the lease expires November 30, 2027. Upon adoption of the new lease accounting guidance this pre-payment of rent is included with the Company’s ROU assets and no longer included in long-term prepaid rent.

In November 2018, we entered into a 20-year agreement with TSG pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses. Pursuant to the terms of the TSG agreement, we received 1.1 million TSG common shares, and we may receive an additional $5.0 million in TSG common shares upon the exercise of the first option by TSG. We may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in our markets. The initial 1.1 million shares are subject to a restriction on transfer and may not be sold until November 2019.

At March 31, 2019, the fair value of the Company’s shares of TSG totaled $17.3 million net of a liability to William Hill PLC of $8.7 million, and is recorded in restricted cash and investments on the Consolidated Balance Sheet. Upon the closing of TSG, the Company also recorded deferred revenue associated with the shares received and recognized revenue of $0.4 million during the three months ended March 31, 2019. As of March 31, 2019, the balance of the TSG deferred revenue totaled $18.2 million and is recorded in other long term liabilities on the Consolidated Balance Sheet.

In September 2018, we entered into a 25-year agreement, which became effective January 2019, with William Hill pursuant to which we received 13.4 million ordinary shares of William Hill PLC which carry certain time restrictions on when they can be sold. As of March 31, 2019, the fair value of the William Hill PLC shares totaled $24.4 million, net of an unrealized loss of $2.8 million, and is included in other assets, net on the Consolidated Balance Sheet.

Note 9. Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

For the three months ended March 31, 2019 and 2018, the Company’s tax expense was $10.4 million and $2.1 million, respectively. For the three months ended March 31, 2019, the difference between the effective rate and the statutory rate is primarily due to non-deductible expenses, excess tax benefits associated with stock compensation, and state and local income taxes. For the three months ended March 31, 2018, the difference between the effective rate and the statutory rate is primarily due to state and local income taxes less excess tax benefits associated with stock compensation.

As of March 31, 2019, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company and its subsidiaries file US federal income tax returns and various state and local income tax returns. The Company does not have tax sharing agreements with the other members within the consolidated ERI group. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2012.

Note 10. Long-Term Financing Obligation

As of December 31, 2018, under the prior lease accounting standard the Company’s Master Lease with GLPI was accounted for as a failed sale-leaseback financing obligation equal to the fair value of the leased real estate assets and liabilities acquired in purchase accounting. Upon adoption of ASC 842 (see Note 2), the Company re-evaluated the Master Lease and determined this existing failed sale-leaseback transaction will continue to be accounted for as a financing obligation.

The fair value of the real estate assets and the related failed sale-leaseback financing obligations were estimated based on the present value of the estimated future lease payments over the lease term of 35 years, including renewal options, using an imputed discount rate of approximately 10.22%. The value of the failed sale-leaseback financing obligations is dependent upon assumptions regarding the amount of the lease payments and the estimated discount rate of the lease payments required by a market participant.

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

The future minimum payments related to the Master Lease financing obligation with GLPI at March 31, 2019 were as follows (in thousands):

2019 (excluding the three months ended March 31, 2019)	$66,034
2020	89,168
2021	90,417
2022	91,691
2023	92,990
Thereafter	3,506,672
Total future payments	3,936,972
Less: amounts representing interest at 10.22%	(3,394,567)
Plus: residual values	420,100
Financing obligation to GLPI	$962,505

Total payments and interest expense related to the Master Lease were $21.9 million and $24.6 million, respectively, for the three months ended March 31, 2019. For the initial periods of the Master Lease, cash payments are less than the interest expense recognized, which causes the failed sale-leaseback obligation to increase during the initial years of the lease term.

The Master Lease contains certain covenants, including minimum capital improvement expenditures.

Note 11. Long-Term Debt

Long‑term debt consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018

Term Loan	$956,750	$956,750
Less: Unamortized discount and debt issuance costs	(17,679)	(18,426)
Net	939,071	938,324
6% Senior Notes due 2026	600,000	600,000
Less: Unamortized debt issuance costs	(19,485)	(19,630)
Net	580,515	580,370
6% Senior Notes due 2025	875,000	875,000
Plus: Unamortized debt premium	22,687	23,491
Less: Unamortized debt issuance costs	(17,803)	(18,405)
Net	879,884	880,086
7% Senior Notes due 2023	375,000	375,000
Less: Unamortized discount and debt issuance costs	(5,814)	(6,075)
Net	369,186	368,925
Revolving Credit Facility	40,000	245,000
Lumière Loan	246,000	246,000
Long-term notes and other payables	2,910	3,030
Less: Current portion	(415)	(462)
Total long-term debt	$3,057,151	$3,261,273

Amortization of the debt issuance costs and the discount and/or premium associated with our indebtedness totaled $1.9 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

Scheduled maturities of long‑term debt are $0.4 million for the remainder of 2019, $246.2 million in 2020, $0.2 million in 2021, $0.2 million in 2022, $415.1 million in 2023, and $2.4 billion thereafter.

Term Loan and Revolving Credit Facility

The Company is party to a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (as amended the “Credit Facility”), consisting of a $1.45 billion term loan facility (the “Term Loan Facility” or “Term Loan”) and a $500.0 million revolving credit facility (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility will mature on October 1, 2023. The Company’s obligations under the Term Loan Facility will mature on April 17, 2024. The Company was required to make quarterly principal payments of $3.6 million on the Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017 but satisfied this requirement as a result of the principal prepayment of $444.5 million on September 13, 2017 in conjunction with the issuance of the additional 6% Senior Notes due 2025. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

As of March 31, 2019, the Company had $956.8 million outstanding on the Term Loan and $40.0 million outstanding under the Revolving Credit Facility. The Company had $447.7 million of available borrowing capacity, after consideration of $12.3 million in outstanding letters of credit under its Revolving Credit Facility as of March 31, 2019. The Company applied approximately $150.0 million of proceeds from the sale of Presque Isle Downs to temporarily repay amounts outstanding under the Revolving Credit Facility.  Pursuant to the terms of the indentures governing the Company’s senior notes, the Company will be required to make an offer to purchase a portion of its outstanding senior notes with the excess proceeds from such sale unless it applies the net proceeds of such sale to either permanently repay outstanding indebtedness or make specified acquisitions or capital expenditures within 365 days of the sale of Presque Isle Downs.

The interest rate per annum applicable to loans under the Revolving Credit Facility are, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin from 0.75% to 1.50%, the margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25%, or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00%. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. At March 31, 2019, the weighted average interest rates on the Term Loan and Revolving Credit Facility were 4.88% and 4.50%, respectively.

Senior Notes

6% Senior Notes due 2026

On September 20, 2018, Delta Merger Sub, Inc. (“Escrow Issuer”), a Delaware corporation and a wholly-owned subsidiary of the Company, issued $600 million aggregate principal amount of 6.0% senior notes due 2026 (the “6% Senior Notes due 2026”) pursuant to an indenture, dated as of September 20, 2018 (the “2026 Indenture”), between Escrow Issuer and U.S. Bank, National Association, as Trustee. Interest on the 6% Senior Notes due 2026 will be paid every semi-annually in arrears on March 15 and September 15.

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

6% Senior Notes due 2025

On March 29, 2017, the Company issued at par $375.0 million aggregate principal amount of 6.0% senior notes due 2025 (the “6% Senior Notes due 2025”) pursuant to an indenture, dated as of March 29, 2017 (the “2025 Indenture”), between Eagle II and U.S. Bank, National Association, as Trustee. The 6% Senior Notes due 2025 will mature on April 1, 2025, with interest payable semi-annually in arrears on April 1 and October 1. In connection with the consummation of the Isle Acquisition on May 1, 2017, the Company assumed Eagle II’s obligations under the 6% Senior Notes due 2025 and the 2025 Indenture and certain of the Company’s subsidiaries (including Isle and certain of its subsidiaries) executed guarantees of the Company’s obligations under the 6% Senior Notes due 2025.

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

Debt Covenant Compliance

As of March 31, 2019, we were in compliance with all of the covenants under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026, the Credit Facility, the Lumière Loan and the Master Lease.

Note 12. Fair Value Measurements

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

Acquisition‑Related Contingent Considerations: Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn-out provisions. Acquisition related contingent considerations of $0.5 million is included in accrued other liabilities on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$19,775	$3,050	$41,775	$64,600
Marketable securities	9,816	7,083	—	16,899

Liabilities:
Other liabilities related to restricted investments	—	—	(8,672)	(8,672)

	December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$19,481	$4,467	$16,008	$39,956
Marketable securities	9,515	7,442	—	16,957

The change in restricted cash and investments valued using Level 3 inputs for the three months ended March 31, 2019 is as follows:

	Level 3 Investments	Level 3 Other Liabilities
Fair value of investment and liabilities at December 31, 2018	$16,008	$—
Value of additional investment received	27,329	(8,774)
Change in other liabilities related to restricted investments	—	102
Unrealized loss in restricted investments	(1,562)	—
Fair value at March 31, 2019	$41,775	$(8,672)

There were no transfers between Level 1 and Level 2 investments.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
7% Senior Notes due 2023	$369,186	$392,812	$368,925	$385,312
6% Senior Notes due 2025	879,884	892,500	880,086	840,000
6% Senior Notes due 2026	580,515	594,000	580,370	567,000
Term Loan	939,071	947,183	938,324	916,088
Revolving Credit Facility	40,000	40,000	245,000	245,000
Lumière Loan	246,000	246,000	246,000	246,000
Other long-term debt	2,910	2,910	3,030	3,030

Note 13. Earnings per Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 2019 and 2018 (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018

Net income available to common stockholders	$38,229	$20,855
Shares outstanding:
Weighted average shares outstanding – basic	77,567,147	77,353,730
Effect of dilutive securities:
Stock options	104,382	152,906
RSUs	917,581	573,413
Weighted average shares outstanding – diluted	78,589,110	78,080,049
Net income per common share attributable to common stockholders – basic:	$0.49	$0.27
Net income per common share attributable to common stockholders – diluted:	$0.49	$0.27

Note 14. Commitments and Contingencies

Litigation.  The Company is a party to various legal and administrative proceedings, which have arisen in the normal course of its business. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on its results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact the Company’s consolidated financial condition or results of operations. Further, no assurance can be given that the Company’s existing insurance coverage will be sufficient to cover losses, if any, arising from such proceedings.

Agreements with Horsemen and Pari-mutuel Clerks.  The Federal Interstate Horse Racing Act and the state racing laws in West Virginia and Ohio require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In addition, in order to operate slot machines in West Virginia, we are required to enter into written agreements regarding the proceeds of the slot machines (a “proceeds agreement”) with a representative of a majority of the horse owners and trainers and with a representative of a majority of the pari‑mutuel clerks. We are required to have a proceeds agreement in effect on July 1 of each year with the horsemen and the pari‑mutuel clerks as a condition to renewal of our video lottery license for such year. If the requisite proceeds agreement is not in place as of July 1 of a particular year, Mountaineer’s application for renewal of its video lottery license could be denied, in which case Mountaineer would not be permitted to operate either its slot machines or table games. In Ohio, we must have an agreement with the representative of the horse owners. We currently have all the requisite agreements in place referenced in this sub section at Mountaineer and Scioto Downs. Certain agreements referenced above may be terminated upon written notice by either party.

Note 15. Related Affiliates

REI

As of March 31, 2019, Recreational Enterprises, Inc. (“REI”) owned approximately 14.4% of outstanding common stock of the Company. The directors of REI are Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano Family, including Gary L. Carano and Gene Carano, own the equity interests in REI. As such, the Carano Family has the ability to significantly influence the affairs of the Company. During the three months end March 31, 2019 and 2018, there were no related party transactions between the Company and the Carano Family other than compensation, including salary and equity incentives, and the CSY Lease listed below.

C. S. & Y. Associates

The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Rent pursuant to the CSY Lease is $0.6 million annually and paid quarterly during the year. As of March 31, 2019 and December 31, 2018 there were no amounts due to or from C.S. & Y. Associates.

Note 16. Segment Information

The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Elgin and Tropicana acquisitions, the Company’s principal operating activities occurred in four geographic regions and reportable segments. As referenced in Note 1, following the Elgin and Tropicana acquisitions a fifth segment, Central, was added in the third quarter of 2018. The reportable segments are based on the similar characteristics of the operating segments within the regions in which they operate. These segments are summarized as follows:

Segment	Property	Date Acquired	State
West	Eldorado Reno	(a)	Nevada
	Silver Legacy	(a)	Nevada
	Circus Reno	(a)	Nevada
	MontBleu	October 1, 2018	Nevada
	Laughlin	October 1, 2018	Nevada
	Isle Black Hawk	May 1, 2017	Colorado
	Lady Luck Black Hawk	May 1, 2017	Colorado

Midwest	Waterloo	May 1, 2017	Iowa
	Bettendorf	May 1, 2017	Iowa
	Boonville	May 1, 2017	Missouri
	Cape Girardeau	May 1, 2017	Missouri
	Caruthersville	May 1, 2017	Missouri
	Kansas City	May 1, 2017	Missouri

South	Pompano	May 1, 2017	Florida
	Eldorado Shreveport	(a)	Louisiana
	Lake Charles	May 1, 2017	Louisiana
	Baton Rouge	October 1, 2018	Louisiana
	Lula	May 1, 2017	Mississippi
	Vicksburg	May 1, 2017	Mississippi
	Greenville	October 1, 2018	Mississippi

East	Presque Isle Downs	(a) (b)	Pennsylvania
	Nemacolin	5/1/2017 (b)	Pennsylvania
	Scioto Downs	(a)	Ohio
	Mountaineer	(a)	West Virginia
	Trop AC	October 1, 2018	New Jersey

Central	Elgin	August 7, 2018	Illinois
	Lumière	October 1, 2018	Missouri
	Evansville	October 1, 2018	Indiana
(a)	Property was aggregated into segment prior to January 1, 2016.
(b)	Presque Isle Downs was sold on January 11, 2019 and Nemacolin was sold on March 8, 2019.

The following table sets forth, for the periods indicated, certain operating data for our five reportable segments.

	Three Months Ended
	Ended March 31,
	2019	2018
	(in thousands)
Revenues and expenses
West:
Net operating revenues	$118,095	$99,579
Depreciation and amortization	13,143	8,189
Operating income	10,801	10,139
Midwest:
Net operating revenues	96,787	100,795
Depreciation and amortization	8,421	7,645
Operating income	27,833	26,676
South:
Net operating revenues	132,714	122,800
Depreciation and amortization	11,015	8,531
Operating income	27,515	13,359
East:
Net operating revenues	166,233	116,891
Depreciation and amortization	12,149	6,049
Operating income	27,161	19,131
Central:
Net operating revenues	120,472	—
Depreciation and amortization	11,210	—
Operating income	27,070	—
Corporate:
Net operating revenues	1,522	127
Depreciation and amortization	1,819	1,120
Operating income (loss)	3,224	(15,111)
Total Reportable Segments
Net operating revenues	$635,823	$440,192
Depreciation and amortization	$57,757	$31,534
Operating income	$123,604	$54,194
Reconciliations to consolidated net income:
Operating income	$123,604	$54,194
Unallocated income and expenses:
Interest expense, net	(73,510)	(31,251)
Unrealized loss on restricted investment	(1,460)	—
Provision for income taxes	(10,405)	(2,088)
Net income	$38,229	$20,855

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Capital Expenditures, Net
West	$16,054	$10,181
Midwest	4,123	2,741
South	3,764	2,883
East	10,574	2,874
Central	2,668	—
Corporate	1,177	2,592
Total	$38,360	$21,271

	West	Midwest	South	East	Central	Corporate, Other & Eliminations	Total
Balance sheet as of March 31, 2019	(in thousands)
Total assets	$1,829,237	$1,285,862	$1,145,605	$1,968,176	$1,508,821	$(1,623,183)	$6,114,518
Goodwill	220,861	322,745	213,150	177,486	74,074	—	1,008,316

Balance sheet as of December 31, 2018
Total assets	$1,710,375	$1,245,521	$1,068,258	$2,166,730	$1,457,961	$(1,737,383)	$5,911,462
Goodwill	220,861	322,745	213,150	177,486	74,074	—	1,008,316

Note 17. Consolidating Condensed Financial Information

Certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026 and Credit Facility.

As of March 31, 2019, following wholly-owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026 and Credit Facility: Isle of Capri Casinos LLC; Eldorado Holdco LLC; Eldorado Resorts LLC; Eldorado Shreveport 1 LLC; Eldorado Shreveport 2 LLC; Eldorado Casino Shreveport Joint Venture; MTR Gaming Group Inc.; Mountaineer Park Inc.; Old PID, Inc. (f/k/a Presque Isle Downs, Inc.); Scioto Downs Inc.; Eldorado Limited Liability Company; Circus and Eldorado Joint Venture, LLC; CC Reno LLC; CCR Newco LLC; Black Hawk Holdings, L.L.C.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; IOC-Black Hawk Distribution Company, LLC; IOC-Black Hawk County, Inc.; Isle of Capri Bettendorf, L.C.; PPI, Inc.; Pompano Park Holdings LLC; IOC-Lula, Inc.; IOC-Kansas City, Inc.; IOC-Boonville, Inc.; IOC-Caruthersville, LLC; IOC Cape Girardeau, LLC; IOC-Vicksburg, Inc.; IOC-Vicksburg, L.L.C.; Rainbow Casino-Vicksburg Partnership, L.P.; IOC Holdings L.L.C.; St. Charles Gaming Company, L.L.C; Elgin Riverboat Resort–Riverboat Casino; Elgin Holdings I LLC; Elgin Holdings II LLC, PPI Development Holdings LLC; PPI Development LLC; Tropicana Entertainment, Inc.; New Tropicana Holdings, Inc.; New Tropicana OpCo, Inc.; TLH LLC; TropWorld Games LLC; TEI R7 Investment LLC; TEI Management Services LLC; Tropicana St. Louis LLC; TEI (St. Louis) RE, LLC; TEI (STLH), LLC; TEI (ES), LLC; Aztar Riverboat Holding Company, LLC; Aztar Indiana Gaming Company, LLC ; New Jazz Enterprises, LLC; Catfish Queen Partnership in Commendam; Centroplex Centre Convention Hotel LLC; Columbia Properties Tahoe, LLC; MB Development, LLC; Lighthouse Point, LLC and Tropicana Laughlin, LLC. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

The consolidating condensed balance sheet as of March 31, 2019 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$69,364	$294,777	$24,184	$(5,335)	$382,990
Intercompany receivables	—	235,559	21,914	(257,473)	—
Investment in and advances to unconsolidated affiliates	130,338	1,902	—	—	132,240
Investments in subsidiaries	3,716,505	—	—	(3,716,505)	—
Property and equipment, net	17,775	2,847,556	4,789	—	2,870,120
Other assets	63,993	2,673,033	24,574	(32,432)	2,729,168
Total assets	$3,997,975	$6,052,827	$75,461	$(4,011,745)	$6,114,518

Current liabilities	$94,871	$283,102	$16,706	$(5,335)	$389,344
Intercompany payables	232,473	—	25,000	(257,473)	—
Long-term financing obligation to GLPI	—	962,505	—	—	962,505
Long-term debt, less current maturities	2,435,971	621,180	—	—	3,057,151
Deferred income tax liabilities	—	236,454	—	(32,432)	204,022
Other accrued liabilities	171,397	266,835	—	—	438,232
Stockholders’ equity	1,063,263	3,682,751	33,755	(3,716,505)	1,063,264
Total liabilities and stockholders’ equity	$3,997,975	$6,052,827	$75,461	$(4,011,745)	$6,114,518

The consolidating condensed balance sheet as of December 31, 2018 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$48,268	$497,309	$27,619	$—	$573,196
Intercompany receivables	—	11,885	23,988	(35,873)	—
Investment in and advances to unconsolidated affiliates	—	1,892	—	—	1,892
Investments in subsidiaries	3,648,961	—	—	(3,648,961)	—
Property and equipment, net	18,555	2,859,271	4,780	—	2,882,606
Other assets	35,072	2,423,807	26,674	(31,785)	2,453,768
Total assets	$3,750,856	$5,794,164	$83,061	$(3,716,619)	$5,911,462

Current liabilities	$48,579	$328,319	$25,279	$—	$402,177
Intercompany payables	10,873	—	25,000	(35,873)	—
Long-term financing obligation to GLPI	—	959,835	—	—	959,835
Long-term debt, less current maturities	2,640,046	621,193	34	—	3,261,273
Deferred income tax liabilities	—	231,795	—	(31,785)	200,010
Other accrued liabilities	22,206	36,808	—	—	59,014
Stockholders’ equity	1,029,152	3,616,214	32,748	(3,648,961)	1,029,153
Total liabilities and stockholders’ equity	$3,750,856	$5,794,164	$83,061	$(3,716,619)	$5,911,462

The consolidating condensed statement of operations for the three months ended March 31, 2019 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	466,441	$4,410	$—	$470,851
Non-gaming	1,397	161,502	2,073	—	164,972
Net revenues	1,397	627,943	6,483	—	635,823

Operating expenses:
Gaming and pari-mutuel commissions	—	207,142	3,164	—	210,306
Non-gaming	—	94,884	400	—	95,284
Marketing and promotions	—	32,053	248	—	32,301
General and administrative	—	118,552	1,336	—	119,888
Corporate	16,141	529	84	—	16,754
Impairment charges	—	958	—	—	958
Management fee	(4,735)	4,735	—	—	—
Depreciation and amortization	1,150	56,607	—	—	57,757
Total operating expenses	12,556	515,460	5,232	—	533,248

Gain on sale or disposal of property and equipment	409	21,396	513	—	22,318
Transaction expenses	(1,227)	(475)	(192)	—	(1,894)
Income (loss) from unconsolidated affiliates	655	(50)	—	—	605
Operating (loss) income	(11,322)	133,354	1,572	—	123,604

Interest expense, net	(37,432)	(35,834)	(244)	—	(73,510)
Unrealized loss on restricted investments	(1,460)	—	—	—	(1,460)
Subsidiary income (loss)	72,255	—	—	(72,255)	—
Income (loss) before income taxes	22,041	97,520	1,328	(72,255)	48,634
Income tax benefit (provision)	16,188	(26,265)	(328)	—	(10,405)
Net income (loss)	$38,229	$71,255	$1,000	$(72,255)	$38,229

The consolidating condensed statement of operations for the three months ended March 31, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$335,793	$7,735	$—	$343,528
Non-gaming	—	94,023	2,641	—	96,664
Net revenues	—	429,816	10,376	—	440,192

Operating expenses:
Gaming and pari-mutuel commissions	—	164,303	5,248	—	169,551
Non-gaming	—	63,975	712	—	64,687
Marketing and promotions	—	20,835	466	—	21,301
General and administrative	—	72,427	1,775	—	74,202
Corporate	10,294	322	953	—	11,569
Impairment charges	—	9,815	—	—	9,815
Management fee	(5,137)	5,137	—	—	—
Depreciation and amortization	772	30,601	161	—	31,534
Total operating expenses	5,929	367,415	9,315	—	382,659

Loss on sale or disposal of property and equipment	—	(706)	—	—	(706)
Transaction expenses	(2,118)	(430)	—	—	(2,548)
Loss from unconsolidated affiliates	—	(85)	—	—	(85)
Operating (loss) income	(8,047)	61,180	1,061	—	54,194

Interest expense, net	(24,432)	(6,286)	(533)	—	(31,251)
Subsidiary income (loss)	43,305	—	—	(43,305)	—
Income (loss) before income taxes	10,826	54,894	528	(43,305)	22,943
Income tax benefit (provision)	10,029	(12,303)	186	—	(2,088)
Net income (loss)	$20,855	$42,591	$714	$(43,305)	$20,855

The consolidating condensed statement of cash flows for the three months ended March 31, 2019 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$13,524	$53,239	$(1,323)	$—	$65,440
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(1,154)	(37,198)	(8)	—	(38,360)
Proceeds from sale of property and equipment, net of cash sold	550	168,997	(1,602)	—	167,945
Purchase of restricted investments	—	—	(80)	—	(80)
Net cash (used in) provided by investing activities	(604)	131,799	(1,690)	—	129,505
FINANCING ACTIVITIES:
Payments under Revolving Credit Facility	(205,000)	—	—	—	(205,000)
Net proceeds from (payments to) related parties	221,599	(223,672)	2,073	—	—
Payments on other long-term payables	(23)	(12)	(83)	—	(118)
Debt issuance costs	(386)	—	—	—	(386)
Taxes paid related to net share settlement of equity awards	(4,322)	—	—	—	(4,322)
Net cash provided by (used in) financing activities	11,868	(223,684)	1,990	—	(209,826)
Increase (decrease) in cash, cash equivalents and restricted cash	24,788	(38,646)	(1,023)	—	(14,881)
Cash, cash equivalents and restricted cash, beginning of period	12,844	222,672	11,175	—	246,691
Cash, cash equivalents and restricted cash, end of period	$37,632	$184,026	$10,152	$—	$231,810

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$37,632	170,099	9,152	$—	$216,883
Restricted cash	—	7,892	—	—	7,892
Restricted and escrow cash included in other noncurrent assets	—	6,035	1,000	—	7,035
Total cash, cash equivalents and restricted cash	$37,632	$184,026	$10,152	$—	$231,810

The consolidating condensed statement of cash flows for the three months ended March 31, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net cash (used in) provided by operating activities	$(7,128)	$87,253	$(2,118)	$—	$78,007
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(1,233)	(19,011)	(1,027)	—	(21,271)
Proceeds from sale of property and equipment	—	150	—	—	150
Net cash used in investing activities	(1,233)	(18,861)	(1,027)	—	(21,121)
FINANCING ACTIVITIES:
Net proceeds from (payments to) related parties	62,560	(66,660)	4,100	—	—
Payments on other long-term payables	(22)	(78)	(70)	—	(170)
Debt issuance costs	(304)	—	—	—	(304)
Taxes paid related to net share settlement of equity awards	(7,502)	—	—	—	(7,502)
Net cash provided by (used in) financing activities	54,732	(66,738)	4,030	—	(7,976)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	46,371	1,654	885	—	48,910
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	13,836	118,483	15,430	—	147,749
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$60,207	$120,137	$16,315	$—	$196,659

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$59,490	$116,394	$7,254	$—	$183,138
Restricted cash	717	2,743	199	—	3,659
Restricted cash included in other noncurrent assets	—	1,000	8,862	—	9,862
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$60,207	$120,137	$16,315	$—	$196,659

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the financial statements, including the related notes and the other financial information, contained in this Quarterly Report on Form 10-Q.

Eldorado Resorts, Inc., a Nevada corporation, is referred to as the “Company,” “ERI,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.”

Overview

We are a geographically diversified gaming and hospitality company with 26 gaming facilities in 12 states as of March 31, 2019. Our properties, which are located in Ohio, Louisiana, Nevada, New Jersey, West Virginia, Colorado, Florida, Iowa, Mississippi, Illinois, Indiana and Missouri, feature approximately 28,000 slot machines and video lottery terminals (“VLTs”), approximately 750 table games and approximately 12,600 hotel rooms. Our primary source of revenue is generated by gaming operations, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.

We were founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. In 1993, we partnered with MGM Resorts International to build Silver Legacy Resort Casino, the first mega-themed resort in Reno. In 2005, we acquired our first property outside of Reno when we purchased a casino in Shreveport, Louisiana, now known as Eldorado Shreveport. In September 2014, we merged with MTR Gaming Group, Inc. and acquired its three gaming and racing facilities in Ohio, Pennsylvania and West Virginia. The following year, in November 2015, we acquired Circus Circus Reno and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International. On May 1, 2017, we completed our acquisition of Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”), adding 13 gaming properties to our portfolio. On August 7, 2018, we acquired the Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino (“Elgin”) (the “Elgin Acquisition”). On October 1, 2018, we completed our acquisition of Tropicana Entertainment, Inc. (“Tropicana”), adding seven properties to our portfolio (the “Tropicana Acquisition”). On January 11, 2019 and March 8, 2019, respectively, we closed on our sales of Presque Isle Downs & Casino and Lady Luck Casino Nemacolin, which are both located in Pennsylvania.

As of March 31, 2019, we owned and operated the following properties:

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
•

Tropicana Casino and Resort, Atlantic City (“Trop AC”)—A casino and resort situated on approximately 15 acres with approximately 660 feet of ocean frontage in Atlantic City, New Jersey that includes 2,464 slot machines, 107 table games, 18 poker tables and 2,366 hotel rooms;

•

Tropicana Evansville (“Evansville”)—A casino hotel and entertainment complex in Evansville, Indiana featuring 1,128 slot machines, 33 table games, eight poker tables and two on-site hotels with a total of 338 rooms;

•

Lumière Place Casino (“Lumière”)—A casino located on approximately 20 acres, located in historic downtown St. Louis, Missouri near business and entertainment districts and overlooks the Mississippi River with 1,401 slot machines, 48 table games, 10 poker tables and 494 hotel rooms;

•	Tropicana Laughlin Hotel and Casino (“Laughlin”)—A casino in Laughlin, Nevada that includes 895 slot machines, 20 table games and 1,487 hotel rooms;
•

MontBleu Casino Resort & Spa (“MontBleu”)—A casino situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains featuring 474 slot machines, 17 table games and 438 hotel rooms;

•	Trop Casino Greenville (“Greenville”)—A landside gaming facility located in Greenville, Mississippi with 590 slot machines, 10 table games and 40 hotel rooms;
•

Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)—A dockside riverboat situated on approximately 23 acres on the Mississippi River in the downtown historic district of Baton Rouge featuring 773 slot machines, 14 table games and 288 hotel rooms; and

•	Grand Victoria Casino (“Elgin”)—A casino located in Elgin, Illinois featuring 1,088 slot machines and 30 table games.

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

Substantially concurrently with the acquisition of the real estate portfolio by GLPI, we entered into a triple net master lease for the Tropicana properties acquired by GLPI with an initial term of 15 years, with renewals of up to 20 years at our option (“Master Lease”). Under the Master Lease, we are required to pay the following, among other things: lease payments to the underlying ground lessor for properties that are subject to ground leases, facility maintenance costs, all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties). The initial annual rent under the terms of the lease was approximately $87.6 million and is subject to annual escalation. We do not have the ability to terminate the obligations under the Master Lease prior to its expiration without GLPI’s consent.

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

William Hill

In September 2018, we entered into a 25-year agreement, which became effective January 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which we (i) granted to William Hill the right to conduct betting activities in retail channels and under our first skin and third skin for online channels with respect to our current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing our second skin available with respect to properties in such territory.  Pursuant to the terms of the agreement, we received a 20% ownership interest in William Hill US valued at approximately $128.9 million as well as 13.4 million ordinary shares of William Hill PLC valued at approximately $27.3 million upon closing of the transaction in January 2019. Additionally, we receive a revenue share from the operation of retail betting and online betting and gaming activities. The initial equity and the profit and losses attributable to William Hill US are in included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Income.

The Stars Group

In November 2018, we entered into a 20-year agreement with The Stars Group Inc. (“TSG”) pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses. Pursuant to the terms of the TSG agreement, we received 1.1 million TSG common shares valued at approximately $18.6 million and we may receive an additional $5.0 million in TSG common shares upon the exercise of the first option by TSG. We may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in our markets.

Pompano Joint Venture

In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, we will be responsible for the development of the master plan for the project with our input and will submit it for our review and approval. We and Cordish have made initial cash contributions of $250,000 each and could be required to make additional contributions to a maximum of $2.0 million ($1.0 million per member) at the request of the managing member. We have agreed to contribute land to the joint venture for the project. While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. We participate evenly with Cordish in the profits and losses of the joint venture, which is included in loss from unconsolidated affiliates on the Consolidated Statements of Income.

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

As a result of the agreement to sell Nemacolin, an impairment charge of $3.8 million was recorded in the third quarter of 2018 due to the carrying value of the net property and equipment being sold exceeding the estimated net sales proceeds.

We closed on the sale of Presque Isle Downs on January 11, 2019 and the sale of Nemacolin on March 8, 2019.

Reportable Segments

The executive decision maker of our company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Our management views each of our properties as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. Prior to our acquisition of Isle, our principal operating activities occurred in three geographic regions: Nevada, Louisiana and parts of the eastern United States. Following the Isle Acquisition, the Company’s principal operating activities occurred in four geographic regions and reportable segments: West, Midwest, South and East. Following the Tropicana Acquisition and Elgin Acquisition, an additional segment, Central, was added increasing our reportable segments to five. The five segments are summarized as follows:

Segment	Property	Date Acquired	State
West	Eldorado Reno	(a)	Nevada
	Silver Legacy	(a)	Nevada
	Circus Reno	(a)	Nevada
	MontBleu	October 1, 2018	Nevada
	Laughlin	October 1, 2018	Nevada
	Isle Black Hawk	May 1, 2017	Colorado
	Lady Luck Black Hawk	May 1, 2017	Colorado

Midwest	Waterloo	May 1, 2017	Iowa
	Bettendorf	May 1, 2017	Iowa
	Boonville	May 1, 2017	Missouri
	Cape Girardeau	May 1, 2017	Missouri
	Caruthersville	May 1, 2017	Missouri
	Kansas City	May 1, 2017	Missouri

South	Pompano	May 1, 2017	Florida
	Eldorado Shreveport	(a)	Louisiana
	Lake Charles	May 1, 2017	Louisiana
	Baton Rouge	October 1, 2018	Louisiana
	Lula	May 1, 2017	Mississippi
	Vicksburg	May 1, 2017	Mississippi
	Greenville	October 1, 2018	Mississippi

East	Presque Isle Downs	(a) (b)	Pennsylvania
	Nemacolin	5/1/2017 (b)	Pennsylvania
	Scioto Downs	(a)	Ohio
	Mountaineer	(a)	West Virginia
	Trop AC	October 1, 2018	New Jersey

Central	Elgin	August 7, 2018	Illinois
	Lumière	October 1, 2018	Missouri
	Evansville	October 1, 2018	Indiana

(a)	Property was aggregated into segment prior to January 1, 2016.
(b)	Presque Isle Downs was sold on January 11, 2019 and Nemacolin was sold on March 8, 2019.

Presentation of Financial Information

The presentation of information herein for periods prior to our acquisitions of Elgin and Tropicana and after our acquisitions of Elgin and Tropicana are not fully comparable because the results of operations for Elgin and Tropicana are not included for periods prior to August 7, 2018 and October 1, 2018, respectively. Additionally, the Company closed on its sales of Presque Isle Downs and Nemacolin on January 11, 2019 and March 8, 2019, respectively.

Summary financial results of Tropicana for the three months ended March 31, 2018 is included in Tropicana’s Quarterly Report on Form 10-Q as filed with the SEC. In conjunction with our acquisition of Tropicana, Tropicana was no longer required to file quarterly and annual reports with the SEC and terminated its registration on October 1, 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. We recommend that you read this MD&A in conjunction with our unaudited consolidated financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q.

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

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results for the three months ended March 31, 2019 and 2018.

•

Elgin Acquisition – Our results of operations for the three months ended March 31, 2019 include incremental revenues and expenses attributable to Elgin. Transaction expenses related to our acquisition of Elgin totaled $31,000 and $0.6 million, respectively, for the three months ended March 31, 2019 and 2018.

•

Tropicana Acquisition – Our results of operations for the three months ended March 31, 2019 include incremental revenues and expenses attributable to the seven properties we acquired in our acquisition of Tropicana on October 1, 2018. Transaction expenses related to our acquisition of Tropicana totaled $1.5 million and $1.0 million, respectively, for the three months ended March 31, 2019 and 2018.

•	Isle Acquisition – Transaction expenses related to our acquisition of Isle totaled $1.0 million for the three months ended March 31, 2018.
•

Master Lease – We account for the Master Lease entered into effective October 1, 2019 with GLPI as a direct financing obligation. As a result, we recorded minimum lease payments and amortization of the direct financing obligation totaling $24.6 million as interest expense for the three months ended March 31, 2019.

•

Tropicana Financing – On September 20, 2018 we issued $600 million aggregate principal amount of 6.0% senior notes due 2026. The proceeds from the notes were used to fund the Tropicana Acquisition which closed on October 1, 2018. We incurred $9.0 million of incremental interest expense on these notes for the three months ended March 31, 2019.

•

William Hill and TSG – The amortization of deferred revenues associated with the William Hill and TSG agreements totaled $1.4 million for the three months ended March 31, 2019 and is included in other revenues and operating income.

•

Dispositions – The sales of Presque Isle Downs and Nemacolin met the requirements for presentation as assets held for sale under generally accepted accounting principles as of March 31, 2018. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the three months ended March 31, 2019 and 2018 prior to their respective sale closing dates. We closed on the sale of Presque Isle Downs on January 11, 2019 and recorded a gain on sale of approximately $21.6 million for the three months ended March 31, 2019. We closed on the sale of Nemacolin on March 8, 2019 and recorded a gain on sale of $0.5 million for the three months ended March 31, 2019.

In conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018 as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds. Effective July 6, 2018, the sale of Vicksburg was terminated, and Vicksburg was no longer presented as an asset held for sale as of March 31, 2019. In connection with this termination, CDI paid us a $5.0 million termination fee.

•

Execution of Synergies and Cost Savings Programs – We continue to identify areas to improve property level and consolidated margins across our existing and acquired properties through operating and cost efficiencies, including reductions in revenues associated with unprofitable customer play, and exercising financial discipline throughout the company without impacting the guest experience. In addition to cost savings relating to duplicative executive compensation, legal and accounting fees and other corporate expenses that have been eliminated as a result of our acquisitions, we have achieved savings in marketing, food and beverage costs, selling, general and administrative expenses, and other operating departments as a result of operating efficiencies and purchasing power of the combined Eldorado organization.

•

Property Enhancement Capital Expenditures – Property enhancement initiatives and targeted investments that improve our guests’ experiences and elevate our properties’ overall competitiveness in their markets continued throughout 2018 and during the three months ended March 31, 2019.

As part of the continuing evolution of the Reno tri-properties, we built a new 21,000 square foot spa at Silver Legacy which opened in early October 2018. We have substantially renovated every room at Circus Reno and will start the first phase of renovations of 400 rooms at Silver Legacy and 42 high-end suites at Eldorado in the second half of 2019. In Black Hawk we began renovation of all 402 hotel rooms with an expected completion by the end of the first half of 2019. In addition, our joint venture with Cordish continues making progress on development plans of a new world-class, mixed-use entertainment and hospitality destination anchored by our Isle Casino Racing Pompano Park. At Tropicana Atlantic City, we recently opened an expansive, new sportsbook adding excitement and an additional opportunity to drive visitation to the property.

•

Severe Weather and Construction Disruption – All of our segments, and to a greater extent, our West and Midwest regions, were negatively impacted by severe weather for the three months ended March 31, 2019 compared to the same prior year period.  Additionally, our West segment was negatively impacted by disruption to our casino floor and hotel availability associated with our renovation project at our Black Hawk property.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018	Change
Net revenues	$635,823	$440,192	44.4%
Operating income	123,604	54,194	128.1%
Net income	38,229	20,855	83.3%

Operating Results.  For the three months ended March 31, 2019 compared to the same prior year period, Elgin and Tropicana contributed incremental net revenues totaling $244.3 million and drove a 44.4% increase in net revenues for the three months ended March 31, 2019 compared to the same prior year period. Excluding incremental Elgin and Tropicana net revenues, net revenues decreased 11.1% for the three months ended March 31, 2019 compared to the same prior year period including the change in revenues resulting from the sales of Presque Isle Downs and Nemacolin during the current quarter. Excluding the impact of our acquisitions and dispositions, net revenues decreased 3.8% for the three months ended March 31, 2019 compared to the same prior year period mainly due to the significant factors discussed above.

Operating income increased $69.4 million, or 128.1%, for the three months ended March 31, 2019 compared to the same prior year period mainly due to incremental operating income contributed by the acquired Elgin and Tropicana properties combined with a $22.1 million net gain on sale of assets associated with the sales of Presque Isle Downs and Nemacolin. Excluding the impact of our acquisitions and dispositions on operating expenses, operating income increased 64.7% for the three months ended March 31, 2019 compared to the same prior year period principally due to margin improvement associated with cost savings initiatives across all segments.

Net income increased $17.4 million for the three months ended March 31, 2019 compared to the same prior year period principally due to the same factors impacting operating income. This increase was partially offset by higher interest expense for the three months ended March 31, 2019 compared to the same prior year period resulting from increased debt associated with the Tropicana Acquisition and amortization of the direct financing obligation associated with the Master Lease.

Net Revenues and Operating Income (Loss)

The following tables highlight our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Three Months Ended March 31,		Operating Income (Loss) for the Three Months Ended March 31,
	2019	2018	2019	2018
West	$118,095	$99,579	$10,801	$10,139
Midwest	96,787	100,795	27,833	26,676
South	132,714	122,800	27,515	13,359
East	166,233	116,891	27,161	19,131
Central	120,472	—	27,070	—
Corporate	1,522	127	3,224	(15,111)
Total	$635,823	$440,192	$123,604	$54,194

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net revenues and operating expenses were as follows (dollars in thousands):

	Three Months Ended
	March 31,			Percent
	2019	2018	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$53,571	$49,734	$3,837	7.7%
Midwest	85,169	88,359	(3,190)	(3.6)%
South	109,350	100,918	8,432	8.4%
East	124,951	104,517	20,434	19.6%
Central	97,810	—	97,810	100.0%
Total Gaming and Pari-Mutuel Commissions	470,851	343,528	127,323	37.1%
Non-gaming:
West	64,524	49,845	14,679	29.4%
Midwest	11,618	12,436	(818)	(6.6)%
South	23,364	21,882	1,482	6.8%
East	41,282	12,374	28,908	233.6%
Central	22,662	—	22,662	100.0%
Corporate	1,522	127	1,395	1,098.4%
Total Non-gaming	164,972	96,664	68,308	70.7%
Total Net Revenues	635,823	440,192	195,631	44.4%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	21,048	20,398	650	3.2%
Midwest	34,480	35,944	(1,464)	(4.1)%
South	49,941	48,356	1,585	3.3%
East	61,286	64,853	(3,567)	(5.5)%
Central	43,551	—	43,551	100.0%
Total Gaming and Pari-Mutuel Commissions	210,306	169,551	40,755	24.0%
Non-gaming
West	39,163	33,743	5,420	16.1%
Midwest	6,504	8,153	(1,649)	(20.2)%
South	14,476	14,557	(81)	(0.6)%
East	22,474	8,234	14,240	172.9%
Central	12,667	—	12,667	100.0%
Total Non-gaming	95,284	64,687	30,597	47.3%

Marketing and promotions	32,301	21,301	11,000	51.6%
General and administrative	119,888	74,202	45,686	61.6%
Corporate	16,754	11,569	5,185	44.8%
Impairment charges	958	9,815	(8,857)	(90.2)%
Depreciation and amortization	57,757	31,534	26,223	83.2%
Total Operating Expenses	$533,248	$382,659	$150,589	39.4%

Gaming Revenues and Pari-Mutuel Commissions.  Elgin and Tropicana contributed $171.5 million of incremental gaming revenues and pari-mutuel commissions for the three months ended March 31, 2019 compared to the same prior year period. This increase was partially offset by the decline in revenues associated with the dispositions of Presque Isle Downs and Nemacolin for the three months ended March 31, 2019 compared to the same prior year period, resulting in a 37.1% increase in gaming revenues and pari-mutuel commission.

Excluding incremental Elgin and Tropicana gaming revenues and pari-mutuel commissions and the impact of the Presque Isle Downs and Nemacolin dispositions, gaming revenues and pari-mutuel commissions decreased 4.4% for the three months ended March 31, 2019 compared to the same prior year period primarily due to reductions in casino volume associated with declines in promotional and free play offers. Additionally, construction disruption affected our West segment and severe weather negatively impacted our visitor volume across all segments contributing to the declines in casino revenues during the current period.

Non-gaming Revenues.  Elgin and Tropicana contributed $72.8 million of incremental non-gaming revenues for the three months ended March 31, 2019, which was partially offset by declines in non-gaming revenues attributable to the Presque Isle Downs and Nemacolin dispositions, resulting in an increase of 70.7% over the same prior year period.

Excluding incremental Elgin and Tropicana non-gaming revenues and the impact of the Presque Isle Downs and Nemacolin dispositions, non-gaming revenues decreased 1.8% for the three months ended March 31, 2019 compared to the same prior year period. This decline was primarily driven by lower non-gaming revenues, mainly in our West segment, resulting from reductions in promotional offers, construction disruption and severe weather that negatively impacted visitor traffic.

Gaming Expenses and Pari-Mutuel Commissions. Elgin and Tropicana contributed $69.5 million of incremental gaming expenses and pari-mutuel commissions for the three months ended March 31, 2019, which was partially offset by the Presque Isle Downs and Nemacolin dispositions, resulting in an increase of 24.0% in gaming expenses and pari-mutuel commissions over the same prior year period.

Excluding incremental Elgin and Tropicana gaming expenses and pari-mutuel commissions, and the impact of the Presque Isle Downs and Nemacolin dispositions, gaming expenses and pari-mutuel commissions decreased 5.2% for the three months ended March 31, 2019 compared to the same prior year period. Gaming expenses declined in comparison to the same prior year period due to savings initiatives targeted at reducing variable expenses combined with lower volume. Successful efforts to control costs and maximize departmental profit across all segments also drove the improved departmental profit margin during the three months ended March 31, 2019 compared to the same prior year period.

Non-gaming Expenses.  Elgin and Tropicana contributed $39.3 million of incremental non-gaming expenses for the three months ended March 31, 2019, which was partially offset by the Presque Isle Downs and Nemacolin dispositions, resulting in an increase of 47.3% over the same prior year period.

Excluding incremental Elgin and Tropicana non-gaming expenses, and the impact of the Presque Isle Downs and Nemacolin dispositions, non-gaming expenses decreased 10.5% for the three months ended March 31, 2019 compared to the same prior year period. Decreased non-gaming expenses across all segments were associated with lower non-gaming revenues along with continued efforts to reduce variable expenses including labor and cost of sales.

Marketing and Promotions Expenses.  Elgin and Tropicana contributed $17.0 million of incremental marketing and promotions expense for the three months ended March 31, 2019, which was partially offset by the Presque Isle Downs and Nemacolin dispositions, resulting in an increase of 51.6% over the same prior year period.

Excluding incremental Elgin and Tropicana marketing and promotions expenses, and the impact of the Presque Isle Downs and Nemacolin dispositions, consolidated marketing and promotions expense decreased 23.7% for the three months ended March 31, 2019 compared to the same prior year period. This decline was primarily due to synergies achieved via the termination of certain marketing contracts and continued company-wide reductions in marketing and promotional spend.

General and Administrative Expenses.  Elgin and Tropicana contributed $53.5 million of general and administrative expense for the three months ended March 31, 2019, which was partially offset by the Presque Isle Downs and Nemacolin dispositions, resulting in an increase of 61.6% over the same prior year period.

Excluding incremental Elgin and Tropicana general and administrative expenses, and the impact of the Presque Isle Downs and Nemacolin dispositions, consolidated general and administrative expenses decreased 5.2% for the three months ended March 31, 2019 compared to the same prior year period mainly due to the centralization of certain corporate services provided to our properties and realized savings achieved through consolidated purchasing programs.

Corporate Expenses.  For the three months ended March 31, 2019 compared to the same prior year period, corporate expenses increased primarily due to payroll and other expenses associated with additional corporate costs, including stock compensation expense, driven by growth related to the Company’s acquisitions.

Impairment Charges. We recorded an impairment charge for the three months ended March 31, 2019 totaling $1.0 million related to our non-operating real property located in Pennsylvania. In conjunction with the classification of Vicksburg’s operations as assets held for sale, we recorded an impairment charge totaling $9.8 million for the three months ended March 31, 2018.

Depreciation and Amortization Expense.  Elgin and Tropicana contributed $24.4 million of depreciation and amortization expense for the three months ended March 31, 2019 resulting in an increase of 83.2% over the same prior year period.

Excluding incremental Elgin and Tropicana depreciation and amortization expense, depreciation and amortization expense increased 10.8% for the three months ended March 31, 2019 compared to the same prior year period mainly due to asset additions primarily at our three Reno properties.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three Months Ended March 31, 2019 and 2018

Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock-based compensation, transaction expenses, severance expense, selling costs associated with the disposition of properties, proceeds from terminated sales, preopening expenses, business interruption insurance proceeds, real estate tax settlements, other than temporary impairments on investments, impairment charges, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss associated with the sales of Presque Isle Downs and Nemacolin and other non-cash regulatory gaming assessments. Adjusted EBITDA also excludes the expense associated with our Master Lease with GLPI as the transaction was accounted for as a financing obligation. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“US GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our Master Lease and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for our operating segments for the three months ended March 31, 2019 and 2018, in addition to reconciling Adjusted EBITDA to operating income (loss) in accordance with US GAAP (unaudited, in thousands):

	Three Months Ended March 31, 2019
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (6)	Other (7)	Adjusted EBITDA
Including Divestitures:
West	$10,801	$13,143	$—	$—	$99	$24,043
Midwest	27,833	8,421	15	—	55	36,324
South	27,515	11,015	9	—	132	38,671
East	27,161	12,149	7	—	187	39,504
Central	27,070	11,210	—	—	43	38,323
Corporate and Other	3,224	1,819	4,917	1,894	(22,067)	(10,213)
Total	$123,604	$57,757	$4,948	$1,894	$(21,551)	$166,652

Divestitures:
East	$(91)	$—	$7	$—	$46	$(38)
Total Divestitures (1)	$(91)	$—	$7	$—	$46	$(38)

Excluding Divestitures:
West	$10,801	$13,143	$—	$—	$99	$24,043
Midwest	27,833	8,421	15	—	55	36,324
South	27,515	11,015	9	—	132	38,671
East	27,252	12,149	—	—	141	39,542
Central	27,070	11,210	—	—	43	38,323
Corporate and Other	3,224	1,819	4,917	1,894	(22,067)	(10,213)
Total Excluding Divestitures (2)	$123,695	$57,757	$4,941	$1,894	$(21,597)	$166,690

	Three Months Ended March 31, 2018
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (6)	Other (8)	Adjusted EBITDA
Excluding Pre-Acquisition / Including Divestitures:
West	$10,139	$8,189	$63	$—	$33	$18,424
Midwest	26,676	7,645	44	—	150	34,515
South	13,359	8,531	25	—	10,302	32,217
East	19,131	6,049	5	—	995	26,180
Central	—	—	—	—	—	—
Corporate and Other	(15,111)	1,120	3,542	2,548	109	(7,792)
Total Excluding Pre-Acquisition / Including Divestitures:	$54,194	$31,534	$3,679	$2,548	$11,589	$103,544

Divestitures:
East	$3,002	$1,415	$5	$—	$285	$4,707
Total Divestitures (3)	$3,002	$1,415	$5	$—	$285	$4,707

Pre-Acquisition:
West	$4,674	$3,084	$—	$—	$8	$7,766
Midwest	—	—	—	—	—	—
South	1,386	2,027	—	—	8	3,421
East	8,404	7,876	—	—	96	16,376
Central	27,006	8,105	—	—	20	35,131
Corporate and Other	(5,950)	632	—	472	—	(4,846)
Total Pre-Acquisition (4)	$35,520	$21,724	$—	$472	$132	$57,848

Including Pre-Acquisition / Excluding Divestitures:

West	$14,813	$11,273	$63	$—	$41	$26,190
Midwest	26,676	7,645	44	—	150	34,515
South	14,745	10,558	25	—	10,310	35,638
East	24,533	12,510	—	—	806	37,849
Central	27,006	8,105	—	—	20	35,131
Corporate and Other	(21,061)	1,752	3,542	3,020	109	(12,638)
Total Including Pre-Acquisition / Excluding Divestitures (5)	$86,712	$51,843	$3,674	$3,020	$11,436	$156,685

(1)	Figures are for Presque Isle Downs for the period beginning January 1, 2019 and ending January 11, 2019 and Nemacolin for the period beginning January 1, 2019 and ending March 8, 2019.
(2)	Total figures for 2019 exclude results of operations for Presque Isle Downs and Nemacolin.
(3)	Figures are for Presque Isle Downs and Nemacolin for the three months ended March 31, 2018.
(4)

Figures are for Elgin and Tropicana for the three months ended March 31, 2018. Such figures are based on the unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

(5)

Total figures for three months ended March 31, 2018 include combined results of operations for Elgin, Tropicana and the Company and exclude results of operations for Presque Isle Downs and Nemacolin. Such presentation does not conform with GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.

(6)

Transaction expenses represent costs related to the acquisitions of Elgin and Tropicana for the three months ended March 31, 2019 and costs related to the acquisitions of Elgin, Tropicana and Isle for the three months ended March 31, 2018.

(7)

Other, for the three months ended March 31, 2019, is comprised of severance expense, (gain) loss on the sale or disposal of property and equipment, equity in income (loss) of unconsolidated affiliate, impairment charges, and the (gain) loss associated with the sales of Presque Isle Downs and Nemacolin.

(8)

Other for the three months ended March 31, 2018 is comprised of severance expense, gain (loss) on the sale or disposal of property and equipment, equity in income (loss) of an unconsolidated affiliate, an impairment charge at Vicksburg, selling costs associated with the dispositions of Presque Isle Downs, the terminated sale of Vicksburg and the purchase of Elgin.

Liquidity and Capital Resources

We are a holding company and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on the cash flow of our subsidiaries and the ability of our subsidiaries to distribute or otherwise make funds available to us.

Our primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt securities and proceeds from our recent disposition of Presque Isle Downs. As of March 31, 2019, we had $40.0 million outstanding and $447.7 million of available borrowing capacity, after consideration of $12.3 million in outstanding letters of credit, under our Revolving Credit Facility.  We applied approximately $150.0 million of proceeds from the sale of Presque Isle Downs to temporarily repay amounts outstanding under the Revolving Credit Facility.  Pursuant to the terms of the indentures governing the Company’s senior notes, the Company will be required to make an offer to purchase a portion of its outstanding senior notes with the excess proceeds from such sale unless it applies the net proceeds of such sale to either permanently repay outstanding indebtedness or make specified acquisitions or capital expenditures within 365 days of the sale of Presque Isle Downs.

Our cash requirements can fluctuate significantly depending on our decisions with respect to business acquisitions or dispositions and strategic capital investments to maintain the quality of our properties. We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties, taxes, servicing our outstanding indebtedness, rent payments under our Master Lease and continued costs associated with the Elgin and Tropicana acquisitions. During the remainder of 2019, we plan to spend approximately $161.6 million on capital expenditures including capital expenditures for the properties purchased in the Elgin and Tropicana acquisitions. Our capital requirements have increased significantly following the consummation of the acquisitions of Tropicana and Elgin, including as a result of the obligation to pay annual rent in an initial amount of approximately $87.6 million under the Master Lease with respect to certain of the Tropicana properties and the required payments under the Lumière Note.

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

At March 31, 2019, we had consolidated cash and cash equivalents of $216.9 million, excluding restricted cash. At March 31, 2018, we had consolidated cash and cash equivalents of $183.1 million, excluding restricted cash. This increase in cash was due to cash flow generated from our operations and cash acquired in the Elgin and Tropicana acquisitions.

Operating Cash Flow.  For the three months ended March 31, 2019, cash flows provided by operating activities totaled $65.4 million compared to $78.0 million for the same prior year period. The decrease in operating cash was primarily due to cash tax payments related to the Tropicana transaction for the three months ended March 31, 2019 combined with changes in the balance sheet accounts in the normal course of business.

Investing Cash Flow and Capital Expenditures.  Net cash flows provided by investing activities totaled $129.5 million for the three months ended March 31, 2019 compared to $21.1 million used for investing activities in the same prior year period. Net cash provided by investing activities for the three months ended March 31, 2019 was primarily due to $177.1 million in net proceeds from the sales of Presque Isle Downs and Nemacolin. This increase was partially offset by cash used totaling $38.4 million for capital expenditures for various property enhancement and maintenance projects along with equipment purchases. Net cash flows used in investing activities for the three months ended March 31, 2018 consisted primarily of $21.3 million related to capital expenditures for various property enhancement and maintenance projects and equipment purchases.

Financing Cash Flow.  Net cash used in financing activities for the three months ended March 31, 2019 totaled $209.8 million compared to $8.0 million for the same prior year period. The cash used in financing activities for the three months ended March 31, 2019 was principally due to net payments under the Revolving Credit Facility partially funded by the proceeds from the sales of Presque Isle Downs and Nemacolin. During the three months ended March 31, 2018, cash used in financing activities consisted primarily of $7.5 million for payments of taxes related to net share settlements of equity awards.

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

The Company acquired 223,823 shares of common stock at an aggregate value of $9.1 million and an average of $40.80 per share during the year ended December 31, 2018. No shares were repurchased during the three months ended March 31, 2019.

Debt Obligations

Term Loan and Revolving Credit Facility

The Company is party to a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (as amended, the “Credit Facility”), consisting of a $1.45 billion term loan facility (the “Term Loan Facility” or “Term Loan”) and a $500.0 million revolving credit facility (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility will mature on October 1, 2023. The Company’s obligations under the Term Loan Facility will mature on April 17, 2024. The Company was required to make quarterly principal payments of $3.6 million on the Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017 but satisfied this requirement as a result of the principal prepayment of $444.5 million on September 13, 2017 in conjunction with the issuance of the additional 6% Senior Notes due 2025. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, the Company may be required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

As of March 31, 2019, the Company had $956.8 million outstanding on the Term Loan and $40.0 million outstanding under the Revolving Credit Facility. The Company had $447.7 million of available borrowing capacity, after consideration of $12.3 million in outstanding letters of credit under its Revolving Credit Facility as of March 31, 2019. The Company applied approximately $150.0 million of proceeds from the sale of Presque Isle Downs to temporarily repay amounts outstanding under the Revolving Credit Facility.  Pursuant to the terms of the indentures governing the Company’s senior notes, the Company will be required to make an offer to purchase a portion of its outstanding senior notes with the excess proceeds from such sale unless it applies the net proceeds of such sale to either permanently repay outstanding indebtedness or make specified acquisitions or capital expenditures within 365 days of the sale of Presque Isle Downs.

The interest rate per annum applicable to loans under the Revolving Credit Facility are, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin from 0.75% to 1.50%, the margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25%, or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00%. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. At March 31, 2019, the weighted average interest rates on the Term Loan and Revolving Credit Facility were 4.88% and 4.50%, respectively.

Senior Notes

6% Senior Notes due 2026

On September 20, 2018, Delta Merger Sub, Inc. (“Escrow Issuer”), a Delaware corporation and a wholly-owned subsidiary of the Company, issued $600 million aggregate principal amount of 6.0% senior notes due 2026 (the “6% Senior Notes due 2026”) pursuant to an indenture, dated as of September 20, 2018 (the “2026 Indenture”), between Escrow Issuer and U.S. Bank, National Association, as Trustee. Interest on the 6% Senior Notes due 2026 will be paid every semi-annually in arrears on March 15 and September 15.

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

Master Lease

Our Master Lease is accounted for as a financing obligation and totaled $962.5 million as of March 31, 2019.  See Note 10 to our Consolidated Financial Statements for additional information about our Master Lease and related matters.

Debt Covenant Compliance

As of March 31, 2019, we were in compliance with all of the covenants under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026, the Credit Facility, the Master Lease and the Lumière Loan.

Contractual Obligations

There have been no material changes for the three months ended March 31, 2019 to our contractual obligations as disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2018.

Other Liquidity Matters

We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in “Part II, Item 1. Legal Proceedings” and Note 11 to our unaudited consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included in our Annual Report on Form 10-K for the year ended December 31, 2018 and “Part II, Item IA. Risk Factors” which is included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Critical Accounting Policies

Our critical accounting policies disclosures are included in our Annual Report on Form 10‑K for the year ended December 31, 2018. Except as described in Note 2 to the accompanying condensed notes of these consolidated financial statements, we believe there have been no material changes since December 31, 2018. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Off‑Balance Sheet Arrangements

We do not currently have any off‑balance sheet arrangements.

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

•	our ability to obtain financing for, and realize the anticipated benefits, of future development and acquisition opportunities; and
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

•	restrictions and limitations in agreements governing our debt could significantly affect our ability to operate our business and our liquidity;
•	risks relating to payment of a significant portion of our cash flow as debt service and rent under the Master Lease;
•	financial, operational, regulatory or other potential challenges that may arise as a result of leasing of a number of our properties from a single lessor;
•	our facilities operate in very competitive environments and we face increasing competition including through legalization of online betting and gaming;
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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long‑term debt arrangements. At March 31, 2019, interest on borrowings under our Credit Facility was subject to fluctuation based on changes in short-term interest rates.

As of March 31, 2019, our long‑term variable‑rate borrowings totaled $956.8 million under the Term Loan and $40.0 under the Revolving Credit Facility, representing approximately 32% of our long‑term debt compared to 43% of our long‑term debt as of March 31, 2018. During the three months ended March 31, 2019, the weighted average interest rates on our variable and fixed rate debt were 4.86% and 6.54%, respectively.

The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the three months ended March 31, 2019.

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

On August 7, 2018 we completed the acquisition of Elgin and on October 1, 2018 we completed the acquisition of Tropicana. See Part I, Item 1, Condensed Notes to Unaudited Consolidated Financial Statements, Note 4: Acquisitions, Preliminary Purchase Price Accounting and Pro Forma Information, for a discussion of the acquisitions and related financial data. The Company is in the process of integrating Elgin and Tropicana into our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Excluding the Elgin and Tropicana acquisitions, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate adoption of the standard on January 1, 2019. We have also integrated our lease administration software with our processes, systems and controls, to support our accounting for leases.

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

Legal matters are discussed in greater detail in “Part I, Item 3. Legal Proceedings” and Note 15 to our Consolidated Financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2018.

ITEM 1A.	RISK FACTORS

A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2018. There have been no material changes to those risk factors during the three months ended March 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit	Method of Filing

10.1*	Executive Employment Agreement, dated as of February 1, 2019, by and between Eldorado Resorts, Inc. and Bret Yunker.	Previously filed on Form 8-K filed on February 5, 2019.

10.2	Agreement dated April 9, 2019 by and between Mountaineer Park, Inc. and Mountaineer Park Horsemen’s Benevolent and Protective Association, Inc.	Filed herewith.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

101.1	XBRL Instance Document	Filed herewith.

101.2	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS, INC.

Date: May 7, 2019	/s/ Thomas R. Reeg
Thomas R. Reeg
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2019	/s/ Bret Yunker
Bret Yunker
Chief Financial Officer (Principal Financial Officer)