Form 10-Q
period 2019-06-30
Eldorado Resorts, Inc.
filed 2019-08-09
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                 to

Commission File No.	001-36629

ELDORADO RESORTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3657681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Liberty Street, Suite 1150, Reno, Nevada 89501

(Address and zip code of principal executive offices)

(775) 328‑0100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.00001 par value	ERI	NASDAQ Stock Market

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

The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of August 7, 2019 was 77,768,206.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED

JUNE 30, 2019

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$183,139	$230,752
Restricted cash and investments	24,718	24,892
Marketable securities	22,679	16,957
Accounts receivable, net	60,059	60,169
Due from affiliates	3,043	327
Inventories	19,016	20,595
Income taxes receivable	—	15,731
Prepaid expenses	40,335	48,002
Assets held for sale	349,649	155,771
Total current assets	702,638	573,196
Investment in and advances to unconsolidated affiliates	131,382	1,892
Property and equipment, net	2,713,805	2,882,606
Gaming licenses and other intangibles, net	1,219,378	1,362,006
Goodwill	967,397	1,008,316
Other assets, net	347,402	83,446
Total assets	$6,082,002	$5,911,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$329	$462
Accounts payable	56,413	58,524
Accrued property, gaming and other taxes	50,228	51,931
Accrued payroll and related	75,160	87,332
Accrued interest	38,754	42,780
Income taxes payable	17,951	47,475
Accrued other liabilities	130,784	102,982
Liabilities related to assets held for sale	13,621	10,691
Total current liabilities	383,240	402,177
Long-term financing obligation to GLPI	965,208	959,835
Long-term debt, less current portion	3,018,455	3,261,273
Deferred income taxes	192,128	200,010
Other long-term liabilities	437,452	59,014
Total liabilities	4,996,483	4,882,309
Commitments and contingencies (Note 14)
STOCKHOLDERS' EQUITY:
Common stock, 200,000,000 shares authorized, 77,543,101 and 77,215,066 issued and outstanding, net of treasury shares, par value $0.00001 as of June 30, 2019 and December 31, 2018, respectively	1	1
Paid-in capital	752,021	748,076
Retained earnings	342,627	290,206
Treasury stock at cost, 223,823 shares held at June 30, 2019 and December 31, 2018	(9,131)	(9,131)
Accumulated other comprehensive income	1	1
Total stockholders’ equity	1,085,519	1,029,153
Total liabilities and stockholders’ equity	$6,082,002	$5,911,462

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES:
Casino and pari-mutuel commissions	$456,997	$348,720	$927,848	$692,248
Food and beverage	75,428	54,293	150,637	106,491
Hotel	78,484	38,926	143,175	69,667
Other	26,212	14,863	51,284	28,588
Net revenues	637,121	456,802	1,272,944	896,994
EXPENSES:
Casino and pari-mutuel commissions	203,240	169,945	413,546	339,496
Food and beverage	59,497	44,770	119,882	89,546
Hotel	25,136	13,695	48,786	26,201
Other	10,723	8,310	21,972	15,715
Marketing and promotions	32,080	21,832	64,381	43,133
General and administrative	117,431	73,745	237,319	147,947
Corporate	21,051	12,232	37,805	23,801
Impairment charges	—	—	958	9,815
Depreciation and amortization	56,533	31,910	114,290	63,444
Total operating expenses	525,691	376,439	1,058,939	759,098
(Loss) gain on sale or disposal of property and equipment	(366)	423	21,952	(283)
Transaction expenses	(7,292)	(3,404)	(9,186)	(5,952)
(Loss) income from unconsolidated affiliates	(1,222)	32	(617)	(53)
Operating income	102,550	77,414	226,154	131,608
OTHER EXPENSE:
Interest expense, net	(71,798)	(31,405)	(145,308)	(62,656)
Unrealized loss on restricted investments	(1,398)	—	(2,858)	—
Total other expense	(73,196)	(31,405)	(148,166)	(62,656)
Income before income taxes	29,354	46,009	77,988	68,952
Provision for income taxes	(10,418)	(9,213)	(20,823)	(11,301)
Net income	$18,936	$36,796	$57,165	$57,651
Net income per share of common stock:
Basic	$0.24	$0.48	$0.74	$0.74
Diluted	$0.24	$0.47	$0.73	$0.74
Weighted average basic shares outstanding	77,682,759	77,458,584	77,625,303	77,406,447
Weighted average diluted shares outstanding	78,725,289	78,258,629	78,657,552	78,169,629

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$18,936	$36,796	$57,165	$57,651
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income, net of tax	$18,936	$36,796	$57,165	$57,651

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shares	Amount	Total
Balance, December 31, 2018	77,438,889	$1	$748,076	$290,206	$1	223,823	$(9,131)	$1,029,153
Cumulative change in accounting principle, net of tax	—	—	—	(4,744)	—	—	—	(4,744)
Issuance of restricted stock units	330,641	—	4,948	—	—	—	—	4,948
Net income	—	—	—	38,229	—	—	—	38,229
Shares withheld related to net share settlement of stock awards	(106,542)	—	(4,322)	—	—	—	—	(4,322)
Balance, March 31, 2019	77,662,988	$1	$748,702	$323,691	$1	223,823	$(9,131)	$1,063,264
Issuance of restricted stock units	169,248	—	6,509	—	—	—	—	6,509
Net income	—	—	—	18,936	—	—	—	18,936
Shares withheld related to net share settlement of stock awards	(65,312)	—	(3,190)	—	—	—	—	(3,190)
Balance, June 30, 2019	77,766,924	$1	$752,021	$342,627	$1	223,823	$(9,131)	$1,085,519

Balance, December 31, 2017	76,825,966	$—	$746,547	$194,972	$79	—	$—	$941,598
Issuance of restricted stock units	645,047	—	3,679	—	—	—	—	3,679
Net income	—	—	—	20,855	—	—	—	20,855
Shares withheld related to net share settlement of stock awards	(229,898)	—	(7,502)	—	—	—	—	(7,502)
Balance, March 31, 2018	77,241,115	$—	$742,724	$215,827	$79	—	$—	$958,630
Issuance of restricted stock units	64,833	1	3,471	—	—	—	—	3,472
Net income	—	—	—	36,796	—	—	—	36,796
Exercise of stock options	50,336	—	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards	(19,674)	—	(2,175)	—	—	—	—	(2,175)
Balance, June 30, 2018	77,336,610	$1	$744,020	$252,623	$79	—	$—	$996,723

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,165	$57,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,290	63,444
Amortization of deferred financing costs, discount and debt premium	9,186	2,533
Deferred revenue	(3,182)	—
Unrealized loss on restricted investment	2,858	—
Lease amortization	1,332	854
Stock compensation expense	11,457	7,151
(Gain) loss on sale or disposal of property and equipment	(21,952)	283
Impairment charges	958	9,815
Provision (benefit) for deferred income taxes	(6,671)	10,461
Other	1,248	1,852
Change in operating assets and liabilities:
Accounts receivable	(3,786)	7,507
Prepaid expenses and other assets	3,347	(1,722)
Income taxes payable	(8,636)	—
Accounts payable and accrued other liabilities	(29,756)	(11,325)
Net cash provided by operating activities	127,858	148,504
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(97,114)	(55,181)
Sale of restricted investments	4,985	—
Proceeds from sale of property and equipment, net of cash sold	167,609	840
Escrow deposit	—	(15,000)
Net cash provided by (used in) investing activities	75,480	(69,341)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under Revolving Credit Facility	(245,000)	—
Debt issuance costs	(449)	(305)
Taxes paid related to net share settlement of equity awards	(7,512)	(9,677)
Payments on other long-term payables	(243)	(344)
Net cash used in financing activities	(253,204)	(10,326)

(Decrease) Increase in cash, cash equivalents and restricted cash	(49,866)	68,837
Cash, cash equivalents and restricted cash, beginning of period	246,691	147,749
Cash, cash equivalents and restricted cash, end of period	$196,825	$216,586

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$183,139	$202,016
Restricted cash	7,258	4,683
Restricted and escrow cash included in other noncurrent assets	6,428	9,887
Total cash, cash equivalents and restricted cash	$196,825	$216,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$134,083	$58,694
Income taxes paid (refunded), net	38,210	(3,829)
NON-CASH FINANCING ACTIVITIES:
Payables for capital expenditures	14,525	10,294

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

On August 7, 2018, the Company completed its acquisition of the outstanding partnership interests of Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino, an Illinois partnership (“Elgin”), the owner of Grand Victoria Casino, located in Elgin, Illinois (the “Elgin Acquisition”). On October 1, 2018, the Company completed its acquisition of Tropicana Entertainment, Inc. (“Tropicana”), and added seven properties to its portfolio (the “Tropicana Acquisition”).

On January 11, 2019 and March 8, 2019, respectively, the Company closed on its sales of Presque Isle Downs & Casino (“Presque Isle Downs”) and Lady Luck Casino Nemacolin (“Nemacolin”), which are both located in Pennsylvania.

As of June 30, 2019, we owned and operated the following properties:

•

Eldorado Resort Casino Reno (“Eldorado Reno”)—A 814-room hotel, casino and entertainment facility connected via an enclosed skywalk to Silver Legacy and Circus Reno located in downtown Reno, Nevada that includes 1,008 slot machines, 36 table games and a race and sportsbook;

•

Silver Legacy Resort Casino (“Silver Legacy”)—A 1,685-room themed hotel and casino connected via an enclosed skywalk to Eldorado Reno and Circus Reno that includes 984 slot machines, 48 table games, a 13-table poker room and a race and sportsbook;

•

Circus Circus Reno (“Circus Reno”)—A 1,571-room hotel-casino and entertainment complex connected via an enclosed skywalk to Eldorado Reno and Silver Legacy that includes 567 slot machines and a race and sportsbook;

•

Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)—A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana that includes 1,406 slot machines, 46 table games and an eight-table poker room;

•

Mountaineer Casino, Racetrack & Resort (“Mountaineer”)—A 357-room hotel, casino, entertainment and live thoroughbred horse racing facility located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle that includes 1,362 slot machines, 32 table games, a 10-table poker room and a race and sportsbook;

•

Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” on an approximately 208-acre site offering 2,194 video lottery terminals (“VLTs”), harness racing and a 118-room third party hotel connected to Scioto Downs located 15 minutes from downtown Columbus, Ohio.

•

Isle Casino Hotel—Black Hawk (“Isle Black Hawk”)—A land-based casino on an approximately 10-acre site in Black Hawk, Colorado that includes 928 slot machines, 20 table games, a 10-table poker room and a 240-room hotel;

•

Lady Luck Casino—Black Hawk (“Lady Luck Black Hawk”)—A land-based casino across the intersection from Isle Casino Hotel in Black Hawk Colorado, that includes 430 slot machines, seven table games and a 164-room hotel with a parking structure connecting Isle Black Hawk and Lady Luck Black Hawk;

•

Isle Casino Racing Pompano Park (“Pompano”)—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida that includes 1,454 slot machines and a 41-table poker room;

•	Isle Casino Bettendorf (“Bettendorf”)—A land-based single-level casino located off Interstate 74 in Bettendorf, Iowa that includes 972 slot machines and 14 table games with 509 hotel rooms;
•	Isle Casino Waterloo (“Waterloo”)—A single-level land-based casino in Waterloo, Iowa that includes 917 slot machines, 23 table games, and a 194-room hotel;
•

Isle of Capri Casino Hotel Lake Charles (“Lake Charles”)—A gaming vessel on an approximately 19-acre site in Lake Charles, Louisiana, with 1,160 slot machines, 34 table games, 11 poker tables, and two hotels offering 493 rooms;

•	Isle of Capri Casino Lula (“Lula”)—Two dockside casinos in Lula, Mississippi with 869 slot machines and 17 table games, two on-site hotels with a total of 486 rooms and a 28-space RV Park;
•	Lady Luck Casino Vicksburg (“Vicksburg”)—A dockside casino in Vicksburg, Mississippi that includes 599 slot machines and a hotel with a total of 89 rooms;
•	Isle of Capri Casino Boonville (“Boonville”)—A single-level dockside casino in Boonville, Missouri that includes 872 slot machines, 20 table games and a 140-room hotel;
•	Isle Casino Cape Girardeau (“Cape Girardeau”)—A dockside casino and pavilion and entertainment center in Cape Girardeau, Missouri that includes 851 slot machines, 20 table games and four poker tables;
•	Lady Luck Casino Caruthersville (“Caruthersville”)—A riverboat casino located along the Mississippi River in Caruthersville, Missouri that includes 513 slot machines and nine table games;
•	Isle of Capri Casino Kansas City (“Kansas City”)—A dockside casino located close to downtown Kansas City, Missouri offering 935 slot machines and 13 table games;
•

Tropicana Casino and Resort, Atlantic City (“Trop AC”)—A casino and resort situated on approximately 15 acres with approximately 660 feet of ocean frontage in Atlantic City, New Jersey that includes 2,323 slot machines, 107 table games, 18 poker tables, a race and sportsbook and 2,364 hotel rooms;

•

Tropicana Evansville (“Evansville”)—A casino hotel and entertainment complex in Evansville, Indiana featuring 1,118 slot machines, 35 table games, six poker tables and two on-site hotels with a total of 338 rooms;

•

Lumière Place Casino (“Lumière”)—A casino located on approximately 20 acres, located in historic downtown St. Louis, Missouri near business and entertainment districts that overlooks the Mississippi River with 1,385 slot machines, 46 table games, 10 poker tables and 494 hotel rooms (including a 200-room Four Seasons Hotel);

•	Tropicana Laughlin Hotel and Casino (“Laughlin”)—A casino in Laughlin, Nevada that includes 917 slot machines, 13 table games, a race and sportsbook and 1,487 hotel rooms;
•

MontBleu Casino Resort & Spa (“MontBleu”)—A casino situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains featuring 425 slot machines, 17 table games, a race and sportsbook and 438 hotel rooms;

•	Trop Casino Greenville (“Greenville”)—A landside gaming facility located in Greenville, Mississippi with 600 slot machines, four table games and 40 hotel rooms;
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are normal and recurring, considered necessary for a fair presentation. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or any future period.

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

Recently Issued Accounting Pronouncements

Pronouncements Implemented in 2019

In February 2016 (as amended through December 2018), the FASB issued ASU No. 2016-02 codified as Accounting Standards Codification (“ASC”) 842, Leases, (“ASC 842”) which addresses the recognition and measurement of leases. Under the new guidance, for all leases, at the commencement date, lessees were required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease. The liability is measured on a discounted basis.  Lessees also recognized a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to control the use of a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The effective date is for the annual and interim periods beginning after December 15, 2018. ASC 842 requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods continuing to be reported under prior lease accounting guidance.

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

Our operating leases, in which we are the lessee, are recorded on the balance sheet as a ROU asset with a corresponding lease liability. The lease liability will be remeasured each reporting period with a corresponding change to the ROU asset.  The adoption of this guidance did not have an impact on net income; however, upon adoption we recorded a cumulative adjustment to our retained earnings of $4.7 million, net of tax, primarily related to the Company’s lease and management agreements at its Bettendorf location. (See Note 2).  Adoption of this guidance did not have a material impact on the Company’s other financing leases.

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

Leases recorded on the balance sheet consist of the following (in thousands):

Leases	Classification on the Balance Sheet	June 30, 2019
ASSETS
Operating lease ROU assets	Other assets, net	$286,699
Finance lease ROU assets	Property and equipment, net(1)	$945,774
LIABILITIES
Current:
Operating	Accrued other liabilities	$23,294
Finance	Current portion of long-term debt	$226
Noncurrent:
Operating	Other long-term liabilities	$268,444
Finance	Long-term financing obligation and debt	$965,376

(1)	Finance lease ROU assets are recorded net of accumulated depreciation of $12.2 million as of June 30, 2019.

Other information related to lease terms and discount rates are as follows:

June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	34.4 years
Finance leases	34.3 years
Weighted Average Discount Rate
Operating leases(1)	7.1%
Finance leases	10.2%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost:
Operating lease cost	$7,599	$15,055
Short-term and variable lease cost	1,664	3,638
Finance lease cost:
Interest expense on lease liabilities	24,632	49,235
Amortization of ROU assets	2,628	5,139
Total lease cost	$36,523	$73,067

Supplemental cash flow information related to leases is as follows (in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$13,698
Operating cash flows for finance leases	$43,862

Maturities of lease liabilities are summarized as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$14,739	$44,348
2020	24,385	89,239
2021	23,279	90,463
2022	22,659	91,744
2023	22,642	92,990
Thereafter	846,612	3,506,672
Total future minimum lease payments	954,316	3,915,456
Less: amount representing interest	(662,578)	(3,369,954)
Present value of future minimum lease payments	291,738	545,502
Less: current lease obligations	(23,294)	(226)
Plus: residual values - GLPI	—	420,100
Long-term lease obligations	$268,444	$965,376

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

	Three Months Ended June 30, 2019
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$55,328	$85,223	$92,533	$122,384	$97,523	$—	$452,991
Pari-mutuel commissions	—	—	2,339	1,667	—	—	4,006
Food and beverage	29,280	5,896	13,057	14,960	12,235	—	75,428
Hotel	34,035	4,100	6,838	24,338	9,173	—	78,484
Other	9,084	2,020	2,170	7,106	3,861	1,971	26,212
Net revenues	$127,727	$97,239	$116,937	$170,455	$122,792	$1,971	$637,121

	Three Months Ended June 30, 2018
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$57,696	$87,448	$88,994	$109,537	$—	$—	$343,675
Pari-mutuel commissions	—	—	2,590	2,455	—	—	5,045
Food and beverage	25,812	6,744	12,583	9,154	—	—	54,293
Hotel	26,222	4,418	6,301	1,985	—	—	38,926
Other	8,150	1,997	1,774	2,830	—	112	14,863
Net revenues	$117,880	$100,607	$112,242	$125,961	$—	$112	$456,802

	Six Months Ended June 30, 2019
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$108,899	$170,392	$198,351	$246,894	$195,333	$—	$919,869
Pari-mutuel commissions	—	—	5,870	2,109	—	—	7,979
Food and beverage	57,187	11,984	27,765	29,680	24,021	—	150,637
Hotel	61,451	7,723	13,175	44,333	16,493	—	143,175
Other	18,285	3,927	4,490	13,672	7,417	3,493	51,284
Net revenues	$245,822	$194,026	$249,651	$336,688	$243,264	$3,493	$1,272,944

	Six Months Ended June 30, 2018
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$107,430	$175,807	$186,503	$213,393	$—	$—	$683,133
Pari-mutuel commissions	—	—	5,999	3,116	—	—	9,115
Food and beverage	49,023	13,660	26,444	17,364	—	—	106,491
Hotel	45,652	8,056	12,292	3,667	—	—	69,667
Other	15,354	3,879	3,804	5,312	—	239	28,588
Net revenues	$217,459	$201,402	$235,042	$242,852	$—	$239	$896,994

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

The following table summarizes the activity related to contract and contract-related liabilities (in thousands):

	Outstanding Chip Liability		Player Loyalty Liability		Customer Deposits and Other Deferred Revenue
	2019	2018	2019	2018	2019	2018
Balance at January 1	$8,930	$4,743	$17,639	$11,752	$27,588	$5,487
Balance at June 30	7,802	4,948	14,723	10,430	174,287	5,684
Increase / (decrease)	$(1,128)	$205	$(2,916)	$(1,322)	$146,699	$197

The June 30, 2019 balances exclude liabilities related to assets held for sale recorded in 2019 (see Note 5).  The change in customer deposits and other deferred revenue during the six months ended June 30, 2019 is primarily attributed to the Company’s interests in William Hill, which is recorded in other long-term liabilities on the Consolidated Balance Sheets (see Note 7).

Note 4. Purchase Price Accounting and Pro Forma Information

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

Transaction expenses related to the Tropicana Acquisition totaled $1.1 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively, and $2.5 million and $3.5 million for the six months ended June 30, 2019 and 2018, respectively.

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

The fair values are based on management’s analysis including preliminary work performed by third party valuation specialists, which are subject to finalization and review. The purchase price accounting for Tropicana is preliminary as it relates to determining the fair value of certain assets and liabilities, including goodwill, and is subject to change. No changes have been recorded since the October 1, 2018 acquisition date. The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Tropicana, with the excess recorded as goodwill as of June 30, 2019 (dollars in thousands):

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

The fair value of land (excluding the real property acquired by GLPI) was determined using the market approach, which arrives at an indication of value by comparing the site being valued to sites that have been recently acquired in arm’s-length transactions. The market data is then adjusted for any significant differences, to the extent known, between the identified comparable sites and the site being valued. Building and site improvements were valued under the cost approach using a direct cost model built on estimates of replacement cost. Personal property assets with an active and identifiable secondary market such as riverboats, gaming equipment, computer equipment and vehicles were valued using the market approach. Other personal property assets such as furniture, fixtures, computer software, and restaurant equipment were valued using the cost approach which is based on replacement or reproduction costs of the asset. The cost approach is an estimation of fair value developed by computing the current cost of replacing a property and subtracting any depreciation resulting from one or more of the following factors: physical deterioration, functional obsolescence, and/or economic obsolescence. The income approach incorporates all tangible and intangible property and served as a ceiling for the fair values of the acquired assets of the ongoing business enterprise, while still taking into account the premise of highest and best use. In the instance where the business enterprise value developed via the income approach was exceeded by the initial fair values of the underlying assets, an adjustment to reflect economic obsolescence was made to the tangible assets on a pro rata basis to reflect the contributory value of each individual asset to the enterprise as a whole.

The real estate assets that were sold to GLPI and leased back by the Company were adjusted to fair value concurrently with the acquisition of Tropicana. The fair value of the properties was determined utilizing the direct capitalization method of the income approach. In allocating the fair value to the underlying acquired assets, a fair value for the buildings and improvements was determined using the above mentioned cost approach method. To determine the underlying land value, the extraction method was applied wherein the fair value of the building and improvements was deducted from the fair value of the property as derived from the direct capitalization approach to determine the fair value of the land. The fair value of GLPI’s real estate assets was determined to be $957.3 million.

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

For the period from January 1, 2019 through June 30, 2019, Tropicana generated net revenues of $418.2 million and net income of $5.3 million.

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

Transaction expenses related to the Elgin Acquisition totaled $14 thousand and $736 thousand for the three months ended June 30, 2019 and 2018, respectively and $45 thousand and $1.3 million for the six months ended June 30, 2019 and 2018, respectively.

Final Purchase Price Accounting – Elgin

The total purchase consideration for the Elgin Acquisition was $328.8 million. The purchase consideration in the acquisition was determined with reference to its acquisition date fair value.

Purchase consideration calculation (dollars in thousands)
Cash consideration paid	$327,500
Working capital and other adjustments	1,304
Purchase consideration	$328,804

The fair values are based on management’s analysis including work performed by third party valuation specialists. No changes were recorded during the six months ended June 30, 2019.  The following table summarizes the allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Elgin, with the excess recorded as goodwill as of June 30, 2019 (dollars in thousands):

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

The fair value of land was determined using the market approach, which arrives at an indication of value by comparing the site being valued to sites that have been recently acquired in arm’s-length transactions. The market data is then adjusted for any significant differences, to the extent known, between the identified comparable sites and the site being valued. Building and site improvements were valued under the cost approach using a direct cost model built on estimates of replacement cost. Personal property assets with an active and identifiable secondary market such as riverboats, gaming equipment, computer equipment and vehicles were valued using the market approach. Other personal property assets such as furniture, fixtures, computer software, and restaurant equipment were valued using the cost approach which is based on replacement or reproduction costs of the asset.

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

For the period from January 1, 2019 through June 30, 2019, Elgin generated net revenues of $76.7 million and net income of $11.4 million.

Unaudited Pro Forma Information

Tropicana

The following unaudited pro forma information presents the results of operations of the Company for the six months ended June 30, 2018, as if only the Tropicana Acquisition had occurred on January 1, 2017 (in thousands).

Six Months Ended
June 30, 2018
Net operating revenues	$1,342,436
Net income	47,659

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

Elgin

The following unaudited pro forma information presents the results of operations of the Company for the six months ended June 30, 2018, as if only the Elgin Acquisition had occurred on January 1, 2017 (in thousands).

Six Months Ended
June 30, 2018
Net operating revenues	$977,241
Net income	64,857

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

Note 5. Assets Held for Sale

Century Casinos, Inc. and VICI Properties, Inc.

On June 17, 2019, the Company entered into definitive agreements to sell the real property relating to Mountaineer, Cape Girardeau, and Caruthersville to VICI Properties, Inc. (“VICI”) for approximately $278 million and, immediately following the consummation of the sale such real property, sell all of the outstanding equity interests of Mountaineer Park, Inc., IOC-Caruthersville, LLC and IOC-Cape Girardeau, LLC to Century Casinos, Inc. for approximately $107 million, subject to a customary working capital adjustment.

The divestitures are subject to receipt of required regulatory approvals and other customary closing conditions. The divestitures are expected to close in early 2020 subject to satisfaction of closing conditions.

The assets and liabilities held for sale, accounted for at carrying value as it was lower than fair value, were as follows as of June 30, 2019 (in thousands):

	June 30, 2019
	Mountaineer	Cape Girardeau	Caruthersville	Total
Assets:
Accounts receivable, net	$4,179	$474	$279	$4,932
Due to affiliates	203	—	—	203
Inventories	1,059	742	230	2,031
Prepaid expenses and other	15,796	508	213	16,517
Property and equipment, net	65,752	76,776	15,188	157,716
Goodwill	3,854	18,790	18,275	40,919
Other intangibles, net	44,400	27,788	55,143	127,331
Assets held for sale	$135,243	$125,078	$89,328	$349,649

Liabilities:
Accounts payable	$1,833	$464	$133	$2,430
Accrued payroll and related	1,465	368	335	2,168
Accrued property and other taxes	1,579	742	324	2,645
Accrued other liabilities	4,314	1,504	560	6,378
Liabilities related to assets held for sale	$9,191	$3,078	$1,352	$13,621

The following information presents the net operating revenues and net income of Mountaineer, Cape Girardeau, and Caruthersville (in thousands):

	Three Months ended June 30, 2019			Three Months ended June 30, 2018
	Mountaineer	Cape Girardeau	Caruthersville	Mountaineer	Cape Girardeau	Caruthersville
Net operating revenues	$32,707	$14,340	$8,651	$31,566	$15,288	$8,927
Net income	2,414	1,578	1,907	870	1,809	1,591

	Six Months ended June 30, 2019			Six Months ended June 30, 2018
	Mountaineer	Cape Girardeau	Caruthersville	Mountaineer	Cape Girardeau	Caruthersville
Net operating revenues	$62,873	$29,742	$17,577	$61,256	$31,205	$17,725
Net income	4,037	3,692	3,687	849	3,556	3,080

Churchill Downs Incorporated

On February 28, 2018, the Company entered into definitive agreements to sell substantially all of the assets and liabilities of Presque Isle Downs and Vicksburg to Churchill Downs Incorporated (“CDI”). Under the terms of the agreements, CDI agreed to purchase Presque Isle Downs for cash consideration of approximately $178.9 million and Vicksburg for cash consideration of approximately $50.6 million, in each case subject to a customary working capital adjustment. In conjunction with the classification of Vicksburg’s operations as assets held for sale at June 30, 2018 as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds.

The definitive agreements provided that the divestitures were subject to receipt of required regulatory approvals, termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and other customary closing conditions, including, in the case of Presque Isle Downs, the prior closing of the sale of Vicksburg or the entry into an agreement to acquire another asset of the Company. On May 7, 2018, the Company and CDI each received a Request for Additional Information and Documentary Materials, often referred to as a “Second Request,” from the Federal Trade Commission in connection with its review of the Vicksburg acquisition.

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

The sale of Presque Isle Downs closed on January 11, 2019 resulting in a gain on sale of $22.1 million, net of final working capital adjustments, for the six months ended June 30, 2019. The sale of Nemacolin closed on March 8, 2019 resulting in a gain on sale of $0.1 million, net of final working capital adjustments, for the six months ended June 30, 2019.

Prior to the respective closing dates, the divestitures of Nemacolin and Presque Isle Downs, both of which were reported in the East segment, met the requirements for presentation as assets held for sale under generally accepted accounting principles. Due to the termination of the Vicksburg sale, Vicksburg was no longer presented as an asset held for sale as of December 31, 2018.

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

The following information presents the net operating revenues and net income (loss) of Presque Isle Downs and Nemacolin prior to the respective divestitures (in thousands):

	Three Months ended June 30, 2018
	Presque Isle Downs	Nemacolin
Net operating revenues	$36,876	$8,439
Net income (loss)	3,045	(350)

	Six Months ended June 30, 2019		Six Months ended June 30, 2018
	Presque Isle Downs	Nemacolin	Presque Isle Downs	Nemacolin
Net operating revenues	$3,235	$4,836	$70,053	$16,933
Net income (loss)	(62)	(754)	4,166	(468)

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

The Company acquired 223,823 shares of common stock at an aggregate value of $9.1 million and an average of $40.80 per share during the year ended December 31, 2018. No shares were repurchased during the six months ended June 30, 2019.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense in the accompanying Consolidated Statements of Income totaled $6.5 million and $3.5 million during the three months ended June 30, 2019 and 2018, respectively, and $11.5 million and $7.2 million during the six months ended June 30, 2019 and 2018, respectively. These amounts are included in corporate expenses and, in the case of certain property positions, general and administrative expenses in the Company’s Consolidated Statements of Income. We recognized an increase in income tax expense of $1.3 million for the three months ended June 30, 2019, related to stock-based compensation. We recognized a reduction in income tax expense of $1.1 million for the three months ended June 30, 2018, for excess tax benefits related to stock-based compensation. We recognized a reduction in income tax expense of $1.3 million and $4.5 million during the six months ended June 30, 2019 and 2018, respectively, for excess tax benefits related to stock-based compensation.

A summary of the restricted stock unit (RSU) activity for the six months ended June 30, 2019 is presented in the following table:

	Restricted Stock Units
	Units	Weighted- Average Grant Date Fair Value
		(in millions)
Unvested outstanding as of December 31, 2018	1,283,372	$23.93
Granted (1)	456,363
Vested	(516,806)
Unvested outstanding as of June 30, 2019	1,222,929	$34.13

(1)	Included are 51,731 RSUs granted to non-employee members of the Board of Directors during the six months ended June 30, 2019.

As of June 30, 2019 and 2018, the Company had $27.3 million and $14.3 million, respectively, of unrecognized compensation expense. The RSUs are expected to be recognized over a weighted-average period of 1.72 years and 1.41 years, respectively.

There was no ERI stock option activity for the six months ended June 30, 2019. Outstanding options as of June 30, 2019 totaled 135,956, of which 125,331 options were exercisable.

Note 7. Investments in and Advances to Unconsolidated Affiliates

Pompano Joint Venture

In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. The Company and Cordish have made cash contributions of $500,000 each and could be required to make additional contributions to a maximum of $2.0 million ($1.0 million per member) at the request of the managing member. The Company has agreed to contribute approximately 130 to 200 acres of land to the joint venture for the project. While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company will participate evenly with Cordish in the profits and losses of the joint venture, which is included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Income. At June 30, 2019 and December 31, 2018, the Company’s investment in the joint venture totaled $1.2 million and $0.6 million, respectively, recorded in investment in and advances to unconsolidated affiliates on the Consolidated Balance Sheets.

William Hill

In September 2018, the Company entered into a 25-year agreement, which became effective January 29, 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which the Company (i) granted to William Hill the right to conduct betting activities in retail channels and under the Company’s first skin and third skin for online channels with respect to the Company’s current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing the Company’s second skin available with respect to properties in such territory.  Pursuant to the terms of the agreement, in January 2019 the Company received a 20% ownership interest in William Hill US as well as 13.4 million ordinary shares of William Hill PLC, which carry certain time restrictions on when they can be sold. Additionally, the Company receives a profit share from the operations of betting and other gaming activities associated with the Company’s properties. “Skin” in the context of this agreement refers to Eldorado’s ability to grant to William Hill an online channel that allows William Hill to operate online casino and sports gaming activities in reliance on, and utilizing the benefit of, any licenses granted to Eldorado or its subsidiaries. As of June 30, 2019, based on the Company’s existing sportsbook operations with William Hill, the Company’s receivable from William Hill totaled $3.4 million and is reflected in due from affiliates on the Consolidated Balance Sheets.

The Company is accounting for its investment in William Hill US under the equity method. The fair value of the Company’s initial investment in William Hill US of $128.9 million at January 29, 2019 was determined using Level 3 inputs. As of June 30, 2019, the carrying value of the Company’s interest in William Hill US was $129.0 million recorded in investment in and advances to unconsolidated affiliates on the Consolidated Balance Sheets.

As of June 30, 2019, the fair value of the William Hill PLC shares totaled $23.0 million, net of an unrealized loss of $4.4 million, and included in other assets, net on the Consolidated Balance Sheets. The Company also recorded deferred revenue associated with the William Hill US and William Hill PLC shares and is recognizing revenue on a straight-line basis over the 25-year agreement term. The Company recognized revenue of $1.5 million and $2.6 million during the three and six months ended June 30, 2019, respectively. As of June 30, 2019, the balance of the William Hill deferred revenue totaled $145.0 million and is recorded in other long-term liabilities on the Consolidated Balance Sheets.

Note 8. Intangible Assets, net and Other Long-Term Assets

Other and intangible assets, net, include the following amounts (in thousands):

	June 30,	December 31,
	2019	2018	Useful Life
Goodwill	$967,397	$1,008,316	Indefinite

Gaming licenses	$975,272	$1,090,682	Indefinite
Trade names	176,429	187,929	Indefinite
Player loyalty programs	101,005	105,005	3 - 4 years
Subtotal	1,252,706	1,383,616
Accumulated amortization player loyalty programs	(33,328)	(21,610)
Total gaming licenses and other intangible assets, net	$1,219,378	$1,362,006

Gaming licenses represent intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. These gaming license rights are not subject to amortization as the Company has determined that they have indefinite useful lives.

Amortization expense with respect to player loyalty programs for the three months ended June 30, 2019 and 2018 totaled $7.7 million and $1.2 million, respectively, and $15.3 million and $2.7 million for the six months ended June 30, 2019 and 2018, respectively, which is included in depreciation and amortization in the Consolidated Statements of Income. Such amortization expense is expected to be $15.3 million for the remainder of 2019 and $27.4 million, $21.2 million and $4.2 million for the years ended December 31, 2020, 2021 and 2022, respectively.

Goodwill represents the excess of the purchase prices of acquiring MTR Gaming, Isle, Elgin and Tropicana over the fair market value of the net assets acquired. In conjunction with the classification of Vicksburg’s operations as assets held for sale at June 30, 2018 (see Note 5) as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds. The impairment reduced the value of goodwill in the South segment in 2018.

The June 30, 2019 balances exclude assets held for sale recorded in 2019 (see Note 5), as well as the assets associated with the Presque Isle Downs and Nemacolin divestitures, which accounts for the change in goodwill and indefinite-lived intangible assets.

Other Assets, Net

Other assets, net, include the following amounts (in thousands):

	June 30,	December 31,
	2019	2018
CRDA bonds and deposits, net	$5,364	$6,694
Unamortized debt issuance costs - Revolving Credit Facility	8,462	9,533
Non-operating real property	6,999	17,880
Long-term prepaid rent	—	20,198
Restricted cash and investments	32,428	15,064
ROU assets (see Note 2)	286,699	—
Other	7,450	14,077
Total other assets, net	$347,402	$83,446

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

Non-operating real property consists principally of land and undeveloped properties for which the Company has designated as non-operating and has declared its intent to sell such assets. As a result of a pending sale offer for certain non-operating real property located in Pennsylvania, the Company recognized an impairment charge of $1.0 million for the six months ended June 30, 2019. Non-operating land totaling $9.8 million associated with Mountaineer is included in assets held for sale as of June 30, 2019.

Approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated is subject to a lease with the City of Evansville, Indiana. Under the terms of the agreement, a pre-payment of lease rent of $25 million was due at the commencement of the construction project. The prepayments will be applied against future rent in equal monthly amounts over a period of 120 months which commenced upon the opening of the property in January 2018.  The current term of the lease expires November 30, 2027. As of December 31, 2018 this prepaid rent was included in long-term prepaid rent. However, upon adoption of the new lease accounting guidance the prepaid rent is now included with the Company’s ROU assets.

In September 2018, we entered into a 25-year agreement, which became effective January 2019, with William Hill pursuant to which we received 13.4 million ordinary shares of William Hill PLC which carry certain time restrictions on when they can be sold. As of June 30, 2019, the fair value of the William Hill PLC shares totaled $23.0 million, net of an unrealized loss of $4.4 million, and is included in other assets, net on the Consolidated Balance Sheets.

Note 9. Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

For the three and six months ended June 30, 2019, the Company’s tax expense was $10.4 million and $20.8 million, respectively, and for the three and six months ended June 30, 2018, the Company’s tax expense was $9.2 million and $11.3 million, respectively. For the three and six months ended June 30, 2019, the difference between the effective rate and the statutory rate is attributed primarily to excess tax benefits associated with stock compensation, state and local income taxes and changes in the valuation allowance. For the three and six months ended June 30, 2018, the difference between the effective rate and the statutory rate is attributed primarily to state and local income taxes less excess tax benefits associated with stock compensation.

As of June 30, 2019, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The percentage rent payable under the Master Lease is adjusted every two years based on the actual net revenues of the leased properties during the two-year period then ended. The initial variable rent, which is fixed for the first two years, is $13.4 million per year. The actual percentage increase is based on actual performance and is subject to change.

The initial annual rent under the terms of the lease is approximately $87.6 million.

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

The future minimum payments related to the Master Lease financing obligation with GLPI at June 30, 2019 were as follows (in thousands):

2019 (excluding the six months ended June 30, 2019)	$44,124
2020	89,168
2021	90,417
2022	91,691
2023	92,990
Thereafter	3,506,672
Total future payments	3,915,062
Less: amounts representing interest at 10.2%	(3,369,954)
Plus: residual values	420,100
Financing obligation to GLPI	$965,208

Total payments and interest expense related to the Master Lease were $21.9 million and $24.6 million, respectively, for the three months ended June 30, 2019, and $43.8 million and $49.2 million, respectively, for the six months ended June 30, 2019. For the initial periods of the Master Lease, cash payments are less than the interest expense recognized, which causes the failed sale-leaseback obligation to increase during the initial years of the lease term.

The Master Lease contains certain covenants, including minimum capital improvement expenditures. As of June 30, 2019, we were in compliance with all of the covenants under the Master Lease.

Note 11. Long-Term Debt

Long‑term debt consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Term Loan	$956,750	$956,750
Less: Unamortized discount and debt issuance costs	(16,948)	(18,426)
Net	939,802	938,324
6% Senior Notes due 2026	600,000	600,000
Less: Unamortized debt issuance costs	(18,976)	(19,630)
Net	581,024	580,370
6% Senior Notes due 2025	875,000	875,000
Plus: Unamortized debt premium	21,874	23,491
Less: Unamortized debt issuance costs	(17,192)	(18,405)
Net	879,682	880,086
7% Senior Notes due 2023	375,000	375,000
Less: Unamortized discount and debt issuance costs	(5,509)	(6,075)
Net	369,491	368,925
Revolving Credit Facility	—	245,000
Lumière Loan	246,000	246,000
Long-term notes and other payables	2,785	3,030
Less: Current portion	(329)	(462)
Total long-term debt	$3,018,455	$3,261,273

Amortization of the debt issuance costs and the discount and/or premium associated with our indebtedness totaled $1.9 million and $1.2 million, for the three months ended June 30, 2019 and 2018, respectively, and $3.8 million and $2.5 million, for the six months ended June 30, 2019 and 2018, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

Scheduled maturities of long‑term debt are $0.3 million for the remainder of 2019, $246.2 million in 2020, $0.2 million in 2021, $0.2 million in 2022, $375.1 million in 2023, and $2.4 billion thereafter.

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

As of June 30, 2019, the Company had $956.8 million outstanding on the Term Loan and no outstanding balance under the Revolving Credit Facility. The Company had $483.7 million of available borrowing capacity, after consideration of $16.3 million in outstanding letters of credit under its Revolving Credit Facility as of June 30, 2019. The Company applied approximately $150.0 million of proceeds from the sale of Presque Isle Downs to repay amounts outstanding under the Revolving Credit Facility.  Pursuant to the terms of the indentures governing the Company’s senior notes, the Company will be required to make an offer to purchase a portion of its outstanding senior notes with the excess proceeds from such sale unless it applies the net proceeds of such sale to either permanently repay outstanding indebtedness or make specified acquisitions or capital expenditures within 365 days of the sale of Presque Isle Downs.

The interest rate per annum applicable to loans under the Revolving Credit Facility are, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin from 0.75% to 1.50%, the margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25%, or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00%. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. At June 30, 2019, the weighted average interest rate on the Term Loan was 4.69%.

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

The 6% Senior Notes due 2026 were general unsecured obligations of Escrow Issuer’s upon issuance and, upon the assumption of such obligations by the Company and the subsidiary guarantors (the “Guarantors”) upon consummation of the Tropicana Acquisition, became general unsecured obligations of the Company and the Guarantors, ranking senior in right of payment to all of the Company’s existing and future debt that is expressly subordinated in right of payment to the 6% Senior Notes due 2026 and the guarantees, ranking equally in right of payment with all of the applicable obligor’s existing and future senior liabilities, including the obligations under the Company’s existing 7% Senior Notes due 2023 and 6% Senior Notes due 2025, and are effectively subordinated to all of the applicable obligor’s existing and future secured debt, including indebtedness under the Company’s Term Loan and Revolving Credit Facility and the Lumière Note (as defined in the 2026 Indenture), in each case, to the extent of the value of the collateral securing such debt. In addition, the 6% Senior Notes due 2026 and the related guarantees are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries and other entities in which the Company has an equity interest that do not guarantee the 6% Senior Notes due 2026 (other than indebtedness and liabilities owed to the Company or the Guarantors).

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

Lumière Loan

We borrowed $246 million from GLPI to fund the purchase price of the real estate underlying Lumière. The Lumière Loan bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until October 1, 2020, and matures on October 1, 2020. The Lumière Loan is secured by a first priority mortgage on the Lumière real property until October 1, 2019. In connection with the issuance of the Lumière Loan, we agreed to use our commercially reasonable efforts to transfer one or more of the Grand Victoria Casino, Isle Casino Bettendorf, Isle Casino Hotel Waterloo, Isle of Capri Lula, Lady Luck Casino Vicksburg and Mountaineer Casino, Racetrack and Resort or such other property or properties mutually acceptable to us and GLPI, provided that the aggregate value of such property, individually or collectively, is at least $246 million (the “Replacement Property”), to GLPI with a simultaneous leaseback to us of such Replacement Property. In connection with such Replacement Property sale, (i) we and GLPI will enter into an amendment to the Master Lease to revise the economic terms to include the Replacement Property, (ii) GLPI, or one of its affiliates, will assume the Lumière Loan and Tropicana St. Louis RE’s obligations under the Lumière Loan in consideration of the acquisition of the Replacement Property and our obligations under the Lumière Loan will be deemed to have been satisfied, (iii) the Lumière Real Property will be released from the lien placed on it in connection with the Lumière Loan (if such lien has not yet been released in accordance with the terms of the Lumière Loan) and (iv) in the event the value of the Replacement Property is greater than the our outstanding obligations under the Lumière Loan, GLPI will pay us the difference between the value of the Replacement Property and the amount of outstanding obligations under the Lumière Loan. If such Replacement Property transaction is not consummated prior to the maturity date of the Lumière Loan, other than as a result of certain failures to perform by GLPI, then the amounts outstanding will be paid in full and the rent under the Master Lease will automatically increase, subject to certain escalations.

Debt Covenant Compliance

As of June 30, 2019, we were in compliance with all of the covenants under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026, the Credit Facility and the Lumière Loan.

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

Restricted Cash and Investments and Other Liabilities related to Restricted Investments: The estimated fair values of our restricted cash and investments are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2), or quoted prices available in active markets adjusted for time restrictions related to the sale of the investment (Level 3) and represent the amounts we would expect to receive if we sold our restricted cash and investments.

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

Acquisition‑Related Contingent Considerations: Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn-out provisions. Acquisition related contingent considerations of $0.5 million is included in accrued other liabilities on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$14,436	$2,247	$40,435	$57,118
Marketable securities	14,529	8,150	—	22,679

Liabilities:
Other liabilities related to restricted investments	—	—	8,730	8,730

	December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$19,481	$4,467	$16,008	$39,956
Marketable securities	9,515	7,442	—	16,957

The change in restricted cash and investments valued using Level 3 inputs for the six months ended June 30, 2019 is as follows:

	Level 3 Investments	Level 3 Other Liabilities
Fair value of investment and liabilities at December 31, 2018	$16,008	$—
Value of additional investment received	27,329	8,774
Unrealized gain (loss)	(2,902)	(44)
Fair value at June 30, 2019	$40,435	$8,730

In November 2018, we entered into a 20-year agreement with TSG pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses. Pursuant to the terms of the TSG agreement, we received 1.1 million TSG common shares, and we will receive an additional $5.0 million in TSG common shares upon the exercise of the first option by TSG. TSG has notified us that they intend to exercise their option with respect to licenses in West Virginia and Indiana. We may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in our markets. The initial 1.1 million shares are subject to a restriction on transfer and may not be sold until November 2019.

At June 30, 2019, the fair value of the Company’s shares of TSG totaled $17.5 million and is included in restricted cash and investments on the Consolidated Balance Sheets. Upon entry into the TSG agreement, the Company also recorded deferred revenue associated with the shares received and recognized revenue of $0.3 million and $0.6 million during the three and six months ended June 30, 2019, respectively. As of June 30, 2019, the balance of the TSG deferred revenue totaled $17.9 million and is recorded in other long-term liabilities on the Consolidated Balance Sheets. As part of the agreement with William Hill (see Note 7), the Company is obligated to pay William Hill US 50% of the proceeds received from selling the TSG shares. At June 30, 2019, the estimated obligation was $8.7 million and is included in accrued other liabilities on the Consolidated Balance Sheets.

There were no transfers between Level 1 and Level 2 investments.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
7% Senior Notes due 2023	$369,491	$392,344	$368,925	$385,312
6% Senior Notes due 2025	879,682	923,125	880,086	840,000
6% Senior Notes due 2026	581,024	654,750	580,370	567,000
Term Loan	939,802	954,358	938,324	916,088
Revolving Credit Facility	—	—	245,000	245,000
Lumière Loan	246,000	246,000	246,000	246,000
Other long-term debt	2,785	2,785	3,030	3,030

Note 13. Earnings per Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and six months ended June 30, 2019 and 2018 (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income available to common stockholders	$18,936	$36,796	$57,165	$57,651
Shares outstanding:
Weighted average shares outstanding – basic	77,682,759	77,458,584	77,625,303	77,406,447
Effect of dilutive securities:
Stock options	107,388	131,148	105,885	142,027
RSUs	935,142	668,897	926,364	621,155
Weighted average shares outstanding – diluted	78,725,289	78,258,629	78,657,552	78,169,629
Net income per common share attributable to common stockholders – basic:	$0.24	$0.48	$0.74	$0.74
Net income per common share attributable to common stockholders – diluted:	$0.24	$0.47	$0.73	$0.74

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

Note 15. Related Affiliates

REI

As of June 30, 2019, Recreational Enterprises, Inc. (“REI”) owned approximately 14.4% of outstanding common stock of the Company. The directors of REI are Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. As such, the Carano family has the ability to significantly influence the affairs of the Company. During the three and six months ended June 30, 2019 and 2018, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives, and the CSY Lease listed below.

C. S. & Y. Associates

The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Rent pursuant to the CSY Lease is $0.6 million annually and paid quarterly during the year. As of June 30, 2019 and December 31, 2018 there were no amounts due to or from C.S. & Y. Associates.

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

Segment	Property	Date Acquired	State
West	Eldorado Reno	(a)	Nevada
	Silver Legacy	(a)	Nevada
	Circus Reno	(a)	Nevada
	MontBleu	October 1, 2018	Nevada
	Laughlin	October 1, 2018	Nevada
	Isle Black Hawk	May 1, 2017	Colorado
	Lady Luck Black Hawk	May 1, 2017	Colorado

Midwest	Waterloo	May 1, 2017	Iowa
	Bettendorf	May 1, 2017	Iowa
	Boonville	May 1, 2017	Missouri
	Cape Girardeau	May 1, 2017 (c)	Missouri
	Caruthersville	May 1, 2017 (c)	Missouri
	Kansas City	May 1, 2017 (c)	Missouri

South	Pompano	May 1, 2017	Florida
	Eldorado Shreveport	(a)	Louisiana
	Lake Charles	May 1, 2017	Louisiana
	Baton Rouge	October 1, 2018	Louisiana
	Lula	May 1, 2017	Mississippi
	Vicksburg	May 1, 2017 (c)	Mississippi
	Greenville	October 1, 2018	Mississippi

East	Presque Isle Downs	(a) (b)	Pennsylvania
	Nemacolin	May 1, 2017 (b)	Pennsylvania
	Scioto Downs	(a)	Ohio
	Mountaineer	(a) (c)	West Virginia
	Trop AC	October 1, 2018	New Jersey

Central	Elgin	August 7, 2018	Illinois
	Lumière	October 1, 2018	Missouri
	Evansville	October 1, 2018	Indiana
(a)	Property was aggregated into segment prior to January 1, 2016.
(b)	Presque Isle Downs was sold on January 11, 2019 and Nemacolin was sold on March 8, 2019.
(c)	Property currently pending sale (see Note 5 and Note 18).

The following table sets forth, for the periods indicated, certain operating data for our five reportable segments.

	Three Months Ended		Six months ended
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues and expenses
West:
Net operating revenues	$127,727	$117,880	$245,822	$217,459
Depreciation and amortization	13,508	9,382	26,651	17,571
Operating income	20,613	21,865	31,414	32,004
Midwest:
Net operating revenues	97,239	100,607	194,026	201,402
Depreciation and amortization	7,714	8,404	16,135	16,049
Operating income	29,012	27,411	56,845	54,087
South:
Net operating revenues	116,937	112,242	249,651	235,042
Depreciation and amortization	9,850	8,108	20,865	16,639
Operating income	19,023	20,564	46,538	33,923
East:
Net operating revenues	170,455	125,961	336,688	242,852
Depreciation and amortization	12,240	4,717	24,389	10,766
Operating income	35,213	24,397	62,374	43,528
Central:
Net operating revenues	122,792	—	243,264	—
Depreciation and amortization	11,480	—	22,690	—
Operating income	28,033	—	55,103	—
Corporate:
Net operating revenues	1,971	112	3,493	239
Depreciation and amortization	1,741	1,299	3,560	2,419
Operating income	(29,344)	(16,823)	(26,120)	(31,934)
Total Reportable Segments
Net operating revenues	$637,121	$456,802	$1,272,944	$896,994
Depreciation and amortization	$56,533	$31,910	$114,290	$63,444
Operating income	$102,550	$77,414	$226,154	$131,608
Reconciliations to consolidated net income:
Operating income	$102,550	$77,414	$226,154	$131,608
Unallocated income and expenses:
Interest expense, net	(71,798)	(31,405)	(145,308)	(62,656)
Unrealized loss on restricted investment	(1,398)	—	(2,858)	—
Provision for income taxes	(10,418)	(9,213)	(20,823)	(11,301)
Net income	$18,936	$36,796	$57,165	$57,651

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Capital Expenditures, Net
West	$49,450	$29,080
Midwest	9,443	9,384
South	10,098	7,083
East	19,857	6,008
Central	5,308	—
Corporate	2,958	3,626
Total	$97,114	$55,181

	West	Midwest	South	East	Central	Corporate, Other & Eliminations	Total
Balance sheet as of June 30, 2019	(in thousands)
Total assets	$1,839,152	$1,309,812	$1,156,301	$1,986,322	$1,519,736	$(1,729,321)	$6,082,002
Goodwill	220,861	285,679	213,150	173,633	74,074	—	967,397

Balance sheet as of December 31, 2018
Total assets	$1,710,375	$1,245,521	$1,068,258	$2,166,730	$1,457,961	$(1,737,383)	$5,911,462
Goodwill	220,861	322,745	213,150	177,486	74,074	—	1,008,316

Note 17. Consolidating Condensed Financial Information

Certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026 and Credit Facility.

As of June 30, 2019, following wholly-owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026 and Credit Facility: Isle of Capri Casinos LLC; Eldorado Holdco LLC; Eldorado Resorts LLC; Eldorado Shreveport #1, LLC; Eldorado Shreveport #2, LLC; Eldorado Casino Shreveport Joint Venture; MTR Gaming Group, Inc.; Mountaineer Park, Inc.; Old PID, Inc. (f/k/a Presque Isle Downs, Inc.); Scioto Downs, Inc.; Eldorado Limited Liability Company; Circus and Eldorado Joint Venture, LLC; CC-Reno, LLC; CCR Newco, LLC; Black Hawk Holdings, L.L.C.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; Isle of Capri Black Hawk, L.L.C.; IOC-Black Hawk Distribution Company, LLC; IOC-Black Hawk County, Inc.; Isle of Capri Bettendorf, L.C.; PPI, Inc.; Pompano Park Holdings, L.L.C.; IOC-Lula, Inc.; IOC-Kansas City, Inc.; IOC-Boonville, Inc.; IOC-Caruthersville, LLC; IOC Cape Girardeau, LLC; IOC-Vicksburg, Inc.; IOC-Vicksburg, L.L.C.; Rainbow Casino-Vicksburg Partnership, L.P.; IOC Holdings L.L.C.; St. Charles Gaming Company, L.L.C; Elgin Riverboat Resort–Riverboat Casino; Elgin Holdings I LLC; Elgin Holdings II LLC, PPI Development Holdings LLC; PPI Development LLC; Tropicana Entertainment, Inc.; New Tropicana Holdings, Inc.; New Tropicana OpCo, Inc.; TLH LLC; TropWorld Games LLC; TEI R7 Investment LLC; TEI Management Services LLC; Tropicana St. Louis LLC; TEI (ST. LOUIS RE), LLC; TEI (STLH), LLC; TEI (ES), LLC; Aztar Riverboat Holding Company, LLC; Aztar Indiana Gaming Company, LLC ; New Jazz Enterprises, LLC; Catfish Queen Partnership in Commendam; Centroplex Centre Convention Hotel, L.L.C.; Columbia Properties Tahoe, LLC; MB Development, LLC; Lighthouse Point, LLC; Tropicana Atlantic City Corp,; Tropicana St. Louis RE LLC and Tropicana Laughlin, LLC. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

The consolidating condensed balance sheet as of June 30, 2019 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$59,772	$617,528	$29,796	$(4,458)	$702,638
Intercompany receivables	(93,615)	324,986	26,102	(257,473)	—
Investment in and advances to unconsolidated affiliates	128,955	2,427	—	—	131,382
Investments in subsidiaries	3,776,532	—	—	(3,776,532)	—
Property and equipment, net	18,384	2,690,182	5,239	—	2,713,805
Other assets	86,034	2,486,417	17,712	(55,986)	2,534,177
Total assets	$3,976,062	$6,121,540	$78,849	$(4,094,449)	$6,082,002

Current liabilities	$92,313	$275,483	$19,902	$(4,458)	$383,240
Intercompany payables	232,473	—	25,000	(257,473)	—
Long-term financing obligation to GLPI	—	965,208	—	—	965,208
Long-term debt, less current maturities	2,397,286	621,169	—	—	3,018,455
Deferred income tax liabilities	—	248,114	—	(55,986)	192,128
Other accrued liabilities	168,472	268,980	—	—	437,452
Stockholders’ equity	1,085,518	3,742,586	33,947	(3,776,532)	1,085,519
Total liabilities and stockholders’ equity	$3,976,062	$6,121,540	$78,849	$(4,094,449)	$6,082,002

The consolidating condensed balance sheet as of December 31, 2018 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$48,268	$497,309	$27,619	$—	$573,196
Intercompany receivables	—	11,885	23,988	(35,873)	—
Investment in and advances to unconsolidated affiliates	—	1,892	—	—	1,892
Investments in subsidiaries	3,648,961	—	—	(3,648,961)	—
Property and equipment, net	18,555	2,859,271	4,780	—	2,882,606
Other assets	35,072	2,423,807	26,674	(31,785)	2,453,768
Total assets	$3,750,856	$5,794,164	$83,061	$(3,716,619)	$5,911,462

Current liabilities	$48,579	$328,319	$25,279	$—	$402,177
Intercompany payables	10,873	—	25,000	(35,873)	—
Long-term financing obligation to GLPI	—	959,835	—	—	959,835
Long-term debt, less current maturities	2,640,046	621,193	34	—	3,261,273
Deferred income tax liabilities	—	231,795	—	(31,785)	200,010
Other accrued liabilities	22,206	36,808	—	—	59,014
Stockholders’ equity	1,029,152	3,616,214	32,748	(3,648,961)	1,029,153
Total liabilities and stockholders’ equity	$3,750,856	$5,794,164	$83,061	$(3,716,619)	$5,911,462

The consolidating condensed statement of operations for the three months ended June 30, 2019 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	456,938	$59	$—	$456,997
Non-gaming	1,785	176,874	1,465	—	180,124
Net revenues	1,785	633,812	1,524	—	637,121

Operating expenses:
Gaming and pari-mutuel commissions	—	203,240	—	—	203,240
Non-gaming	—	95,356	—	—	95,356
Marketing and promotions	—	32,079	1	—	32,080
General and administrative	—	117,529	(98)	—	117,431
Corporate	20,721	155	175	—	21,051
Impairment charges	—	—	—	—	—
Management fee	(5,820)	5,820	—	—	—
Depreciation and amortization	1,240	55,293	—	—	56,533
Total operating expenses	16,141	509,472	78	—	525,691

Gain (loss) on sale or disposal of property and equipment	—	81	(447)	—	(366)
Transaction expenses	(6,802)	(418)	(72)	—	(7,292)
(Loss) income from unconsolidated affiliates	(1,383)	161	—	—	(1,222)
Operating (loss) income	(22,541)	124,164	927	—	102,550

Interest expense, net	(35,585)	(35,725)	(488)	—	(71,798)
Unrealized loss on restricted investments	(1,398)	—	—	—	(1,398)
Subsidiary income (loss)	60,019	—	—	(60,019)	—
Income (loss) before income taxes	495	88,439	439	(60,019)	29,354
Income tax benefit (provision)	18,441	(28,618)	(241)	—	(10,418)
Net income (loss)	$18,936	$59,821	$198	$(60,019)	$18,936

The consolidating condensed statement of operations for the three months ended June 30, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$340,960	$7,760	$—	$348,720
Non-gaming	—	105,555	2,527	—	108,082
Net revenues	—	446,515	10,287	—	456,802

Operating expenses:
Gaming and pari-mutuel commissions	—	164,837	5,108	—	169,945
Non-gaming	—	66,092	683	—	66,775
Marketing and promotions	—	21,421	411	—	21,832
General and administrative	—	71,872	1,873	—	73,745
Corporate	11,259	335	638	—	12,232
Impairment charges	—	—	—	—	—
Management fee	(7,030)	7,030	—	—	—
Depreciation and amortization	950	30,798	162	—	31,910
Total operating expenses	5,179	362,385	8,875	—	376,439

Gain on sale of asset or disposal of property and equipment	—	421	2	—	423
Transaction expenses	(3,335)	(69)	—	—	(3,404)
Equity in income of unconsolidated affiliate	—	32	—	—	32
Operating (loss) income	(8,514)	84,514	1,414	—	77,414

Interest expense, net	(25,075)	(5,919)	(411)	—	(31,405)
Subsidiary income (loss)	60,771	—	—	(60,771)	—
Income (loss) before income taxes	27,182	78,595	1,003	(60,771)	46,009
Income tax benefit (provision)	9,614	(18,438)	(389)	—	(9,213)
Net income (loss)	$36,796	$60,157	$614	$(60,771)	$36,796

The consolidating condensed statement of operations for the six months ended June 30, 2019 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$923,379	$4,469	$—	$927,848
Non-gaming	3,182	338,376	3,538	—	345,096
Net revenues	3,182	1,261,755	8,007	—	1,272,944

Operating expenses:
Gaming and pari-mutuel commissions	—	410,382	3,164	—	413,546
Non-gaming	—	190,241	399	—	190,640
Marketing and promotions	—	64,131	250	—	64,381
General and administrative	—	236,078	1,241	—	237,319
Corporate	36,862	684	259	—	37,805
Impairment charges	—	958	—	—	958
Management fee	(10,555)	10,555	—	—	—
Depreciation and amortization	2,389	111,901	—	—	114,290
Total operating expenses	28,696	1,024,930	5,313	—	1,058,939

Gain on sale or disposal of property and equipment	409	21,477	66	—	21,952
Transaction expenses	(8,029)	(895)	(262)	—	(9,186)
(Loss) income from unconsolidated affiliates	(729)	112	—	—	(617)
Operating (loss) income	(33,863)	257,519	2,498	—	226,154

Interest expense, net	(73,016)	(71,559)	(733)	—	(145,308)
Unrealized loss on restricted investments	(2,858)	—	—	—	(2,858)
Subsidiary income (loss)	132,273	—	—	(132,273)	—
Income (loss) before income taxes	22,536	185,960	1,765	(132,273)	77,988
Income tax benefit (provision)	34,629	(54,883)	(569)	—	(20,823)
Net income (loss)	$57,165	$131,077	$1,196	$(132,273)	$57,165

The consolidating condensed statement of operations for the six months ended June 30, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$676,753	$15,495	$—	$692,248
Non-gaming	—	199,578	5,168	—	204,746
Net revenues	—	876,331	20,663	—	896,994

Operating expenses:
Gaming and pari-mutuel commissions	—	329,140	10,356	—	339,496
Non-gaming	—	130,067	1,395	—	131,462
Marketing and promotions	—	42,256	877	—	43,133
General and administrative	—	144,299	3,648	—	147,947
Corporate	21,553	657	1,591	—	23,801
Impairment charges	—	9,815	—	—	9,815
Management fee	(12,167)	12,167	—	—	—
Depreciation and amortization	1,723	61,398	323	—	63,444
Total operating expenses	11,109	729,799	18,190	—	759,098

Gain on sale of asset or disposal of property and equipment	—	(285)	2	—	(283)
Proceeds from terminated sale	—	—	—	—	—
Transaction expenses	(5,453)	(499)	—	—	(5,952)
Equity in loss of unconsolidated affiliate	—	(53)	—	—	(53)
Operating (loss) income	(16,562)	145,695	2,475	—	131,608

Interest expense, net	(49,507)	(12,205)	(944)	—	(62,656)
Subsidiary income (loss)	104,076	—	—	(104,076)	—
(Loss) income before income taxes	38,007	133,490	1,531	(104,076)	68,952
Income tax benefit (provision)	19,644	(30,741)	(204)	—	(11,301)
Income (loss) from continuing operations	57,651	102,749	1,327	(104,076)	57,651
Income from discontinued operations, net of taxes	—	—	—	—	—
Net (loss) income	$57,651	$102,749	$1,327	$(104,076)	$57,651

The consolidating condensed statement of cash flows for the six months ended June 30, 2019 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(60,562)	$190,281	$(1,861)	$—	$127,858
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(3,015)	(93,641)	(458)	—	(97,114)
Proceeds from sale of property and equipment, net of cash sold	516	169,163	(2,070)	—	167,609
Sale of restricted investments	—	—	4,985	—	4,985
Net cash (used in) provided by investing activities	(2,499)	75,522	2,457	—	75,480
FINANCING ACTIVITIES:
Payments under Revolving Credit Facility	(245,000)	—	—	—	(245,000)
Net proceeds from (payments to) related parties	315,214	(313,099)	(2,115)	—	—
Payments on other long-term payables	(48)	(24)	(171)	—	(243)
Debt issuance costs	(449)	—	—	—	(449)
Taxes paid related to net share settlement of equity awards	(7,512)	—	—	—	(7,512)
Net cash provided by (used in) financing activities	62,205	(313,123)	(2,286)	—	(253,204)
Decrease in cash, cash equivalents and restricted cash	(856)	(47,320)	(1,690)	—	(49,866)
Cash, cash equivalents and restricted cash, beginning of period	12,844	222,672	11,175	—	246,691
Cash, cash equivalents and restricted cash, end of period	$11,988	$175,352	$9,485	$—	$196,825

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$11,988	161,890	9,261	$—	$183,139
Restricted cash	—	7,034	224	—	7,258
Restricted and escrow cash included in other noncurrent assets	—	6,428	—	—	6,428
Total cash, cash equivalents and restricted cash	$11,988	$175,352	$9,485	$—	$196,825

The consolidating condensed statement of cash flows for the six months ended June 30, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net cash (used in) provided by operating activities	$(34,171)	$179,830	$2,845	$—	$148,504
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,246)	(51,862)	(1,073)	—	(55,181)
Proceeds from sale of property and equipment	—	840	—	—	840
Deposits on acquisitions	(15,000)	—	—		(15,000)
Net cash used in investing activities	(17,246)	(51,022)	(1,073)	—	(69,341)
FINANCING ACTIVITIES:
Net proceeds from (payments to) related parties	128,564	(128,034)	(530)	—	—
Payments on other long-term payables	(44)	(157)	(143)	—	(344)
Debt issuance costs	(305)	—	—	—	(305)
Taxes paid related to net share settlement of equity awards	(9,677)	—	—	—	(9,677)
Net cash provided by (used in) financing activities	118,538	(128,191)	(673)	—	(10,326)
Increase in cash, cash equivalents and restricted cash	67,121	617	1,099	—	68,837
Cash, cash equivalents and restricted cash, beginning of period	13,836	118,483	15,430	—	147,749
Cash, cash equivalents and restricted cash, end of period	$80,957	$119,100	$16,529	$—	$216,586

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$80,240	$114,283	$7,493	$—	$202,016
Restricted cash	717	3,817	149	—	4,683
Restricted cash included in other noncurrent assets	—	1,000	8,887	—	9,887
Total cash, cash equivalents and restricted cash	$80,957	$119,100	$16,529	$—	$216,586

Note 18. Pending Acquisitions and Divestitures

Caesars Entertainment Corporation

On June 24, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Caesars Entertainment Corporation (“Caesars”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into Caesars, with Caesars surviving as a wholly-owned subsidiary of the Company (the “Merger”). Based on the terms and subject to the conditions set forth in the Merger Agreement, the aggregate consideration payable by the Company in respect of outstanding shares of common stock of Caesars will be (a) an amount of cash equal to (i) the sum of (A) $8.40 plus (B) if applicable closing conditions set forth in the Merger Agreement are not satisfied by March 25, 2020, an amount equal to $0.003333 for each day (subject to certain exceptions described in the Merger Agreement) from March 25, 2020 until the closing date of the Merger, multiplied by (ii) the number of shares of Caesars common stock outstanding at the effective time of the Merger and (b) a number of shares of common stock of Eldorado equal to 0.0899 multiplied by the number of shares of Caesars common stock outstanding at the effective time of the Merger (such amount per share of Caesars common stock, the “Merger Consideration”).  Following the consummation of the Merger, Eldorado and former Caesars stockholders will hold approximately 51% and 49%, respectively, of the combined company's outstanding shares of common stock.

The Merger Agreement contains customary representations and warranties by each of Caesars and Eldorado, and each party has agreed to customary covenants.

The Merger Agreement also contains termination rights for each of Caesars and Eldorado under certain circumstances. If the Merger Agreement is terminated in certain circumstances relating to changes in the recommendation of the board of directors of Caesars in favor of the Merger, entry by Caesars into an alternative transaction or in certain circumstances following the failure of Caesars stockholders to approve the Merger, Caesars will be required to pay Eldorado a termination fee of approximately $418.4 million. If the Merger Agreement is terminated in certain circumstances relating to changes in the recommendation of the board of directors of Eldorado in favor of the issuance of shares of Eldorado common stock in the Merger or in certain circumstances following the failure of Eldorado stockholders to approve such issuance, then Eldorado will be required to pay Caesars a termination fee of approximately $154.9 million. In addition, each party will be obligated to reimburse the other party’s expenses for an amount not to exceed $50.0 million if the Merger Agreement is terminated because of the failure to obtain the required approval of such party’s stockholders (creditable against any termination fee that may subsequently be paid by such party). The Merger Agreement also provides that Eldorado will be obligated to pay a termination fee of approximately $836.8 million to Caesars if the Merger Agreement is terminated (i) due to a law or order relating to gaming or antitrust laws that prohibits or permanently enjoins the consummation of the transactions, (ii) because the required regulatory approvals were not obtained prior to June 24, 2020 (subject to extension to a date no later than December 24, 2020 pursuant to the Merger Agreement) or (iii) due to Eldorado willfully and materially breaching certain obligations with respect to the actions required to be taken by Eldorado to obtain required antitrust approvals.

Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, (1) the expiration or termination of any applicable waiting period under the HSR Act, and receipt of required gaming approvals, (2) the absence of any governmental order or law prohibiting the consummation of the Merger, (3) adoption of the Merger Agreement by holders of a majority of the outstanding shares of Caesars common stock, (4) the approval of the issuance of shares of Eldorado common stock in the Merger, (5) the effectiveness of the registration statement for Eldorado common stock to be issued in the Merger and the authorization for listing of those shares on the Nasdaq Stock Market, (6) absence of a material adverse effect on the other party, (7) the accuracy of the other party’s representations and warranties, subject to customary materiality standards, (8) compliance of the other party with its respective covenants under the Merger Agreement in all material respects and (9) conversion or certain amendments of, or another mutually agreed arrangement with respect to, Caesars’ 5.00% convertible senior notes due 2024.

In connection with the execution of the Merger Agreement, on June 24, 2019, the Company entered into a debt financing commitment letter pursuant to which the lenders party thereto have committed to arrange and provide (i) the Company with: (w) a $1,000.0 million senior secured revolving credit facility, (x) a $3,000.0 million senior secured term loan B facility, (y) a $3,600.0 million senior secured 364-day bridge facility and (z) a $1,800.0 million senior unsecured bridge loan facility and (ii) a subsidiary of Caesars with a $2,400.0 million senior secured incremental term loan B facility (collectively, the “Debt Financing”). The proceeds of the Debt Financing will be used (a) to pay all or a portion of the cash consideration payable in the Merger, (b) to refinance all of the Company’s existing syndicated bank credit facilities and outstanding senior notes, (c) to refinance certain of Caesars’ and its subsidiaries’ existing debt, (d) to pay transaction fees and expenses related to the Merger and related transactions and (e) for working capital and general corporate purposes. The availability of the borrowings under the Debt Financing is subject to the satisfaction of certain customary conditions including the substantially concurrent closing of the Merger.

In connection with the execution of the Merger Agreement, on June 24, 2019, the Company entered into a Master Transaction Agreement (the “MTA”) with VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to which, among other things, the Company has agreed, subject to the consummation of the Merger and the other applicable conditions set forth therein and in any related documents, (i) through one or more of its subsidiaries (after giving effect to the Merger) to consummate one or more sale and leaseback transactions with VICI and/or its affiliates with respect to certain property described in the MTA, including Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (or, under certain circumstances, if necessary, certain replacement properties specified in the MTA),  (ii) through one or more of its subsidiaries (after giving effect to the Merger) to amend the CPLV Lease, the Non-CPLV Lease and the Joliet Lease (each as defined in the MTA) in accordance with the terms of the MTA and receive certain consideration from VICI or its affiliates in respect thereof, (iii) to provide a guaranty in respect of each of the CPLV Lease, the Non-CPLV Lease and the Joliet Lease in accordance with the terms of the MTA, (iv) to enter into (or cause its applicable subsidiaries (after giving effect to the Merger) to enter into) certain right of first refusal agreements and a put-call right agreement in accordance with the terms of the MTA and (v) to undertake certain related transactions in connection with or related to the foregoing.  The Company expects to apply the proceeds of the VICI transactions to pay a portion of the cash consideration payable in the Merger and transaction expenses associated with the Merger and related transactions.

The Company expects that the Merger and related transactions will be consummated in the first half of 2020.

Twin River Worldwide Holdings, Inc.

On July 10, 2019, we entered into definitive agreements to sell the equity interests of Rainbow Casino Vicksburg Partnership, L.P. and IOC-Kansas City, L.L.C., the entities that hold Isle of Capri Casino Kansas City and Lady Luck Casino Vicksburg, to Twin River Worldwide Holdings, Inc. for cash consideration of approximately $230 million, subject to a working capital adjustment.

The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals.  The transaction is expected to close in early 2020.

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

Overview

We are a geographically diversified gaming and hospitality company with 26 gaming facilities in 12 states as of June 30, 2019. Our properties, which are located in Ohio, Louisiana, Nevada, New Jersey, West Virginia, Colorado, Florida, Iowa, Mississippi, Illinois, Indiana and Missouri, feature approximately 26,700 slot machines and video lottery terminals (“VLTs”), approximately 750 table games and approximately 12,700 hotel rooms. Our primary source of revenue is generated by gaming operations, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.

We were founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. In 1993, we partnered with MGM Resorts International to build Silver Legacy Resort Casino, the first mega-themed resort in Reno. In 2005, we acquired our first property outside of Reno when we purchased a casino in Shreveport, Louisiana, now known as Eldorado Shreveport. In September 2014, we merged with MTR Gaming Group, Inc. and acquired its three gaming and racing facilities in Ohio, Pennsylvania and West Virginia. The following year, in November 2015, we acquired Circus Circus Reno and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International. On May 1, 2017, we completed our acquisition of Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”), adding 13 gaming properties to our portfolio. On August 7, 2018, we acquired the Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino (“Elgin”) (the “Elgin Acquisition”). On October 1, 2018, we completed our acquisition of Tropicana Entertainment, Inc. (“Tropicana”), and added seven properties to our portfolio (the “Tropicana Acquisition”). On January 11, 2019 and March 8, 2019, respectively, we closed on our sales of Presque Isle Downs & Casino and Lady Luck Casino Nemacolin, which are both located in Pennsylvania.

As of June 30, 2019, we owned and operated the following properties:

•

Eldorado Resort Casino Reno (“Eldorado Reno”)—A 814-room hotel, casino and entertainment facility connected via an enclosed skywalk to Silver Legacy and Circus Reno located in downtown Reno, Nevada that includes 1,008 slot machines, 36 table games and a race and sportsbook;

•

Silver Legacy Resort Casino (“Silver Legacy”)—A 1,685-room themed hotel and casino connected via an enclosed skywalk to Eldorado Reno and Circus Reno that includes 984 slot machines, 48 table games, a 13-table poker room and a race and sportsbook;

•

Circus Circus Reno (“Circus Reno”)—A 1,571-room hotel-casino and entertainment complex connected via an enclosed skywalk to Eldorado Reno and Silver Legacy that includes 567 slot machines and a race and sportsbook;

•

Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)—A 403-room, all suite art deco-style hotel and tri-level riverboat dockside casino situated on the Red River in Shreveport, Louisiana that includes 1,406 slot machines, 46 table games and an eight-table poker room;

•

Mountaineer Casino, Racetrack & Resort (“Mountaineer”)—A 357-room hotel, casino, entertainment and live thoroughbred horse racing facility located on the Ohio River at the northern tip of West Virginia’s northwestern panhandle that includes 1,362 slot machines, 32 table games, a 10-table poker room and a race and sportsbook;

•

Eldorado Gaming Scioto Downs (“Scioto Downs”)—A modern “racino” on an approximately 208-acre site offering 2,194 VLTs, harness racing and a 118-room third party hotel connected to Scioto Downs located 15 minutes from downtown Columbus, Ohio.

•

Isle Casino Hotel—Black Hawk (“Isle Black Hawk”)—A land-based casino on an approximately 10-acre site in Black Hawk, Colorado that includes 928 slot machines, 20 table games, a 10-table poker room and a 240-room hotel;

•

Lady Luck Casino—Black Hawk (“Lady Luck Black Hawk”)—A land-based casino across the intersection from Isle Casino Hotel in Black Hawk Colorado, that includes 430 slot machines, seven table games and a 164-room hotel with a parking structure connecting Isle Black Hawk and Lady Luck Black Hawk;

•

Isle Casino Racing Pompano Park (“Pompano”)—A casino and harness racing track on an approximately 223-acre owned site in Pompano Beach, Florida that includes 1,454 slot machines and a 41-table poker room;

•	Isle Casino Bettendorf (“Bettendorf”)—A land-based single-level casino located off Interstate 74 in Bettendorf, Iowa that includes 972 slot machines and 14 table games with 509 hotel rooms;
•	Isle Casino Waterloo (“Waterloo”)—A single-level land-based casino in Waterloo, Iowa that includes 917 slot machines, 23 table games, and a 194-room hotel;
•

Isle of Capri Casino Hotel Lake Charles (“Lake Charles”)—A gaming vessel on an approximately 19-acre site in Lake Charles, Louisiana, with 1,160 slot machines, 34 table games, 11 poker tables, and two hotels offering 493 rooms;

•	Isle of Capri Casino Lula (“Lula”)—Two dockside casinos in Lula, Mississippi with 869 slot machines and 17 table games, two on-site hotels with a total of 486 rooms and a 28-space RV Park;
•	Lady Luck Casino Vicksburg (“Vicksburg”)—A dockside casino in Vicksburg, Mississippi that includes 599 slot machines and a hotel with a total of 89 rooms;
•	Isle of Capri Casino Boonville (“Boonville”)—A single-level dockside casino in Boonville, Missouri that includes 872 slot machines, 20 table games and a 140-room hotel;
•	Isle Casino Cape Girardeau (“Cape Girardeau”)—A dockside casino and pavilion and entertainment center in Cape Girardeau, Missouri that includes 851 slot machines, 20 table games and four poker tables;
•	Lady Luck Casino Caruthersville (“Caruthersville”)—A riverboat casino located along the Mississippi River in Caruthersville, Missouri that includes 513 slot machines and nine table games;
•	Isle of Capri Casino Kansas City (“Kansas City”)—A dockside casino located close to downtown Kansas City, Missouri offering 935 slot machines and 13 table games;
•

Tropicana Casino and Resort, Atlantic City (“Trop AC”)—A casino and resort situated on approximately 15 acres with approximately 660 feet of ocean frontage in Atlantic City, New Jersey that includes 2,323 slot machines, 107 table games, 18 poker tables, a race and sportsbook and 2,364 hotel rooms;

•

Tropicana Evansville (“Evansville”)—A casino hotel and entertainment complex in Evansville, Indiana featuring 1,118 slot machines, 35 table games, six poker tables and two on-site hotels with a total of 338 rooms;

•

Lumière Place Casino (“Lumière”)—A casino located on approximately 20 acres, located in historic downtown St. Louis, Missouri near business and entertainment districts that overlooks the Mississippi River with 1,385 slot machines, 46 table games, 10 poker tables and 494 hotel rooms (including a 200-room Four Season Hotel);

•	Tropicana Laughlin Hotel and Casino (“Laughlin”)—A casino in Laughlin, Nevada that includes 917 slot machines, 13 table games, a race and sportsbook and 1,487 hotel rooms;
•

MontBleu Casino Resort & Spa (“MontBleu”)—A casino situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains featuring 425 slot machines, 17 table games, a race and sportsbook and 438 hotel rooms;

•	Trop Casino Greenville (“Greenville”)—A landside gaming facility located in Greenville, Mississippi with 600 slot machines, four table games and 40 hotel rooms;
•

Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)—A dockside riverboat situated on approximately 23 acres on the Mississippi River in the downtown historic district of Baton Rouge featuring 773 slot machines, 14 table games and 288 hotel rooms; and

•	Grand Victoria Casino (“Elgin”)—A casino located in Elgin, Illinois featuring 1,088 slot machines and 30 table games.

Acquisitions and Development Opportunities

Caesars Entertainment

On June 24, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Caesars Entertainment Corporation (“Caesars”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into Caesars, with Caesars surviving as a wholly-owned subsidiary of the Company(the “Merger”). On the terms and subject to the conditions set forth in the Merger Agreement, the aggregate consideration paid by the Company in respect of outstanding shares of common stock of Caesars will be (a) an amount of cash equal to (i) the sum of (A) $8.40 plus (B) if the applicable closing conditions set forth in the Merger Agreement are not satisfied by March 25, 2020, an amount equal to $0.003333 for each day (subject to certain exceptions described in the Merger Agreement) from March 25, 2020 until the closing date of the Merger, multiplied by (ii) the number of shares of Caesars common stock outstanding at the effective time of the Merger and (b) a number of shares of ERI common stock equal to 0.0899 multiplied by the number of shares of Caesars common stock outstanding at the effective time of the Merger (such amount per share of Caesars common stock, the “Merger Consideration”). Following the consummation of the Merger, Eldorado stockholders and former Caesars stockholders will hold approximately 51% and 49%, respectively, of the combined company's outstanding shares of common stock.

The Merger Agreement contains customary representations and warranties by each of Caesars and Eldorado, and each party has agreed to customary covenants.

The Merger Agreement also contains termination rights for each of Caesars and Eldorado under certain circumstances. If the Merger Agreement is terminated in certain circumstances relating to changes in the recommendation of the board of directors of Caesars in favor of the Merger, entry by Caesars into an alternative transaction or in certain circumstances following the failure of Caesars stockholders to approve the Merger, Caesars will be required to pay Eldorado a termination fee of approximately $418.4 million. If the Merger Agreement is terminated in certain circumstances relating to changes in the recommendation of the board of directors of Eldorado in favor of the issuance of shares of Eldorado common stock in the Merger or in certain circumstances following the failure of Eldorado stockholders to approve such issuance, then Eldorado will be required to pay Caesars a termination fee of approximately $154.9 million. In addition, each party will be obligated to reimburse the other party’s expenses for an amount not to exceed $50.0 million if the Merger Agreement is terminated because of the failure to obtain the required approval of such party’s stockholders (creditable against any termination fee that may subsequently be paid by such party). The Merger Agreement also provides that Eldorado will be obligated to pay a termination fee of approximately $836.8 million to Caesars if the Merger Agreement is terminated (i) due to a law or order relating to gaming or antitrust laws that prohibits or permanently enjoins the consummation of the transactions, (ii) because the required regulatory approvals were not obtained prior to June 24, 2020 (subject to extension to a date no later than December 24, 2020 pursuant to the Merger Agreement) or (iii) due to Eldorado willfully and materially breaching certain obligations with respect to the actions required to be taken by Eldorado to obtain required antitrust approvals.

Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, (1) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and receipt of required gaming approvals, (2) the absence of any governmental order or law prohibiting the consummation of the Merger, (3) adoption of the Merger Agreement by holders of a majority of the outstanding shares of Caesars common stock, (4) the approval of the issuance of shares of Eldorado common stock in the Merger, (5) the effectiveness of the registration statement for Eldorado common stock to be issued in the Merger and the authorization for listing of those shares on the Nasdaq Stock Market, (6) absence of a material adverse effect on the other party, (7) the accuracy of the other party’s representations and warranties, subject to customary materiality standards, (8) compliance of the other party with its respective covenants under the Merger Agreement in all material respects and (9) conversion or certain amendments of, or another mutually agreed arrangement with respect to, Caesars’ 5.00% convertible senior notes due 2024.

In connection with execution of the Merger Agreement, on June 24, 2019, we entered into a debt financing commitment letter (the “Commitment Letter”) pursuant to which the lenders party thereto have committed to arrange and provide (i) us with: (w) a $1,000.0 million senior secured revolving credit facility, (x) a $3,000.0 million senior secured term loan B facility, (y) a $3,600.0 million senior secured 364-day bridge facility and (z) a $1,800.0 million senior unsecured bridge loan facility and (ii) a subsidiary of Caesars with a $2,400.0 million senior secured incremental term loan B facility (collectively, the “Debt Financing”). The proceeds of the Debt Financing will be used (a) to pay all or a portion of the cash consideration payable in the Merger, (b) to refinance all of our existing syndicated bank credit facilities and outstanding senior notes, (c) to refinance certain of Caesars’ and its subsidiaries’ existing debt, (d) to pay transaction fees and expenses related to the Merger and related transactions and (e) for working capital and general corporate purposes. The availability of the borrowings under the Debt Financing is subject to the satisfaction of certain customary conditions including the substantially concurrent closing of the Merger.

In connection with the execution of the Merger Agreement, on June 24, 2019, we entered into a Master Transaction Agreement (the “MTA”) with VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to which, among other things, we have agreed, subject to the consummation of the Merger and the other applicable conditions set forth therein and in any related documents, (i) through one or more of its subsidiaries (after giving effect to the Merger) to consummate one or more sale and leaseback transactions with VICI and/or its affiliates with respect to certain property described in the MTA, including Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City, (ii) through one or more of its subsidiaries (after giving effect to the Merger) to amend the CPLV Lease, the Non-CPLV Lease and the Joliet Lease (each as defined in the MTA) in accordance with the terms of the MTA and receive certain consideration from VICI or its affiliates in respect thereof, (iii) to provide a guaranty in respect of each of the CPLV Lease, the Non-CPLV Lease and the Joliet Lease in accordance with the terms of the MTA, (iv) to enter into (or cause our subsidiaries (after giving effect to the Merger) to enter into) certain right of first refusal agreements and a put-call right agreement in accordance with the terms of the MTA and (v) to undertake certain related transactions in connection with or related to the foregoing.  We expect to apply the proceeds of the VICI transactions to pay a portion of the cash consideration payable in the Merger and transaction expenses associated with the Merger and related transactions.

We expect that the Merger and related transactions will be consummated in the first half of 2020.

William Hill

In September 2018, we entered into a 25-year agreement, which became effective January 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which we (i) granted to William Hill the right to conduct betting activities in retail channels and under our first skin and third skin for online channels with respect to our current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing our second skin available with respect to properties in such territory.  Pursuant to the terms of the agreement, we received a 20% ownership interest in William Hill US valued at approximately $128.9 million as well as 13.4 million ordinary shares of William Hill PLC valued at approximately $27.3 million upon closing of the transaction in January 2019. The Company’s initial equity and the profit and losses attributable to William Hill US are in included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Income. The amortization of deferred revenues associated with the Company’s equity interests totaled $1.5 million and $2.6 million for the three and six months ended June 30, 2019, respectively, and is included in other revenues and operating income. Additionally, we receive a profit share from the operations of betting and other gaming activities associated with the Company’s properties, which is included in other revenues and operating income.

The Stars Group

In November 2018, we entered into a 20-year agreement with The Stars Group Inc. (“TSG”) pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses. Pursuant to the terms of the TSG agreement, we received 1.1 million TSG common shares valued at approximately $18.6 million and we may receive an additional $5.0 million in TSG common shares upon the exercise of the first option by TSG. TSG has notified us that they intend to exercise their option with respect to licenses in West Virginia and Indiana. We may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in our markets. Upon the entry into the TSG agreement, the Company also recorded deferred revenue associated with the shares received and recognized revenue of $0.3 million and $0.6 million during the three and six months ended June 30, 2019, respectively, which is included in other revenues and operating income.

Tropicana Entertainment Inc.

On October 1, 2018, we acquired Tropicana in a cash transaction valued at $1.9 billion. At the closing of the transaction Tropicana became a wholly-owned subsidiary of ours. Immediately prior to our acquisition, Tropicana sold Tropicana Aruba Resort and GLP Capital, L.P., a wholly-owned subsidiary of Gaming and Leisure Properties, Inc. (“GLPI”), acquired substantially all of Tropicana’s real estate, other than the real estate underlying MontBleu and Lumière, for approximately $964 million. We acquired the real estate underlying Lumière for $246 million with the proceeds of a $246 million loan from GLPI. We funded the remaining consideration payable with our cash on hand and cash on hand at Tropicana, borrowings under our revolving credit facility and proceeds from our offering of $600 million of 6.0% senior notes due 2026. In addition, our borrowing capacity on our revolving credit facility increased from $300 million to $500 million effective October 1, 2018, and the maturity of the revolving credit facility was extended to October 1, 2023.

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

In connection with the purchase of the real estate related to Lumière, GLPI, Tropicana St. Louis RE LLC, a wholly-owned subsidiary of ours (“Tropicana St. Louis RE”), and GLPI entered into a loan agreement, dated as of October 1, 2018 (the “Lumière Loan”), relating to a loan of $246 million by GLPI to Tropicana St. Louis RE to fund the purchase price of the real estate underlying Lumière. The Lumière Loan is guaranteed by us, bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% thereafter and matures on October 1, 2020. The Lumière Loan is secured by a first priority mortgage on the Lumière real estate until October 1, 2019. In connection with the issuance of the Lumière Loan, we agreed to use our commercially reasonable efforts to transfer one or more of Elgin, Bettendorf, Waterloo, Lula, Vicksburg and Mountaineer or such other property or properties mutually acceptable to Tropicana St. Louis RE and GLPI, provided that the aggregate value of such property, individually or collectively, is at least $246 million (the “Replacement Property”), to GLPI with a simultaneous leaseback to us of such Replacement Property.  In connection with such Replacement Property sale, (i) we and GLPI will enter into an amendment to the Master Lease to revise the economic terms to include the Replacement Property, (ii) GLPI, or one of its affiliates, will assume the Lumière Loan and Tropicana St. Louis RE’s obligations under the Lumière Loan in consideration of the acquisition of the Replacement Property and our Tropicana St. Louis RE’s obligations under the Lumière Loan will be deemed to have been satisfied, (iii) the Lumière Real Property will be released from the lien placed on it in connection with the Lumière Loan (if such lien has not yet been released in accordance with the terms of the Lumière Loan) and (iv) in the event the value of the Replacement Property is greater than the outstanding obligations of Tropicana St. Louis RE under the Lumière Loan, GLPI will pay Tropicana St. Louis RE the difference between the value of the Replacement Property and the amount of outstanding obligations under the Lumière Loan. If such Replacement Property transaction is not consummated prior to the maturity date of the Lumière Loan, other than as a result of certain failures to perform by GLPI, then the amounts outstanding will be paid in full and the rent under the Master Lease will automatically increase, subject to certain escalations.

Grand Victoria Casino

On August 7, 2018, we completed the acquisition of the Grand Victoria Casino in Elgin, Illinois. We purchased Elgin for $328.8 million, including a working capital adjustment totaling $1.3 million. The Elgin Acquisition was financed using cash on hand and borrowings under the Company’s revolving credit facility.

Pompano Joint Venture

In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property.  As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with our input and will submit it for our review and approval. We and Cordish have made cash contributions of $500,000 each and could be required to make additional contributions to a maximum of $2.0 million ($1.0 million per member) at the request of the managing member. We have agreed to contribute approximately 130 to 200 acres of land to the joint venture for the project. While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. We participate evenly with Cordish in the profits and losses of the joint venture, which is included in loss from unconsolidated affiliates on the Consolidated Statements of Income.

Divestitures

Twin River Worldwide Holdings, Inc.

On July 10, 2019, we entered into definitive agreements to sell the equity interests of Rainbow Casino Vicksburg Partnership, L.P. and IOC-Kansas City, L.L.C., the entities that hold Isle of Capri Casino Kansas City and Lady Luck Casino Vicksburg, to Twin River Worldwide Holdings, Inc. for cash consideration of approximately $230 million, subject to a working capital adjustment.

The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. The transaction is expected to close in early 2020.

Century Casinos, Inc.

On June 17, 2019, we entered into definitive agreements to sell the real property relating to Mountaineer, Cape Girardeau, and Caruthersville to VICI Properties Inc. (“VICI) for approximately $278 million and, immediately following the consummation of the sale such real property, sell all of the outstanding equity interests of Mountaineer Park, Inc., IOC-Caruthersville, LLC and IOC- Cape Girardeau, LLC to Century Casinos, Inc. for approximately $107 million, subject to a working capital adjustment.

The definitive agreements provide that the consummation of the sales is subject to satisfaction of customary conditions, including receipt of required regulatory approvals.  The transaction is expected to close in early 2020.

Churchill Downs Incorporated

On February 28, 2018, we entered into definitive agreements to sell substantially all of the assets and liabilities of Presque Isle Downs and Vicksburg to Churchill Downs Incorporated (“CDI”). Under the terms of the agreements, CDI agreed to purchase Presque Isle Downs for cash consideration of approximately $178.9 million and Vicksburg for cash consideration of approximately $50.6 million, in each case subject to a customary working capital adjustment. In conjunction with the classification of Vicksburg’s operations as assets held for sale at June 30, 2018 as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds.

The definitive agreements provided that the divestitures were subject to receipt of required regulatory approvals, termination of the waiting period under the HSR Act and other customary closing conditions, including, in the case of Presque Isle Downs, the prior closing of the sale of Vicksburg or the entry into an agreement to acquire another asset of ours. On May 7, 2018, we and CDI each received a Request for Additional Information and Documentary Materials, often referred to as a “Second Request,” from the Federal Trade Commission in connection with its review of the Vicksburg acquisition.

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

Segment	Property	Date Acquired	State
West	Eldorado Reno	(a)	Nevada
	Silver Legacy	(a)	Nevada
	Circus Reno	(a)	Nevada
	MontBleu	October 1, 2018	Nevada
	Laughlin	October 1, 2018	Nevada
	Isle Black Hawk	May 1, 2017	Colorado
	Lady Luck Black Hawk	May 1, 2017	Colorado

Midwest	Waterloo	May 1, 2017	Iowa
	Bettendorf	May 1, 2017	Iowa
	Boonville	May 1, 2017	Missouri
	Cape Girardeau	May 1, 2017 (c)	Missouri
	Caruthersville	May 1, 2017 (c)	Missouri
	Kansas City	May 1, 2017 (c)	Missouri

South	Pompano	May 1, 2017	Florida
	Eldorado Shreveport	(a)	Louisiana
	Lake Charles	May 1, 2017	Louisiana
	Baton Rouge	October 1, 2018	Louisiana
	Lula	May 1, 2017	Mississippi
	Vicksburg	May 1, 2017 (c)	Mississippi
	Greenville	October 1, 2018	Mississippi

East	Presque Isle Downs	(a) (b)	Pennsylvania
	Nemacolin	May 1, 2017 (b)	Pennsylvania
	Scioto Downs	(a)	Ohio
	Mountaineer	(a) (c)	West Virginia
	Trop AC	October 1, 2018	New Jersey

Central	Elgin	August 7, 2018	Illinois
	Lumière	October 1, 2018	Missouri
	Evansville	October 1, 2018	Indiana

(a)	Property was aggregated into segment prior to January 1, 2016.
(b)	Presque Isle Downs was sold on January 11, 2019 and Nemacolin was sold on March 8, 2019.
(c)	Property currently pending sale (see Note 5 and Note 18).

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

Summary financial results of Tropicana for the three and six months ended June 30, 2018 is included in Tropicana’s Quarterly Report on Form 10-Q as filed with the SEC. In conjunction with our acquisition of Tropicana, Tropicana was no longer required to file quarterly and annual reports with the SEC and terminated its registration on October 1, 2018.

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

Key Performance Metrics

Our primary source of revenue is generated by our gaming operations, but we use our hotels, restaurants, bars, entertainment, retail shops, racing and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers visiting and staying at our properties. Key performance metrics include volume indicators such as table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate (“ADR”) are key indicators for our hotel business. Our calculation of ADR consists of the average price of occupied rooms per day including the impact of resort fees and complimentary rooms. Complimentary room rates are determined based on an analysis of retail or cash rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions. Complimentary rooms are treated as occupied rooms in our calculation of hotel occupancy.

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results for the three and six months ended June 30, 2019 and 2018.

•

Elgin Acquisition – Our results of operations for the three and six months ended June 30, 2019 include incremental revenues and expenses attributable to Elgin. Transaction expenses related to our acquisition of Elgin totaled $14 thousand and $0.7 million, respectively, for the three months ended June 30, 2019 and 2018, and $45 thousand and $1.3 million for the six months ended June 30, 2019 and 2018.

•

Tropicana Acquisition – Our results of operations for the three and six months ended June 30, 2019 include incremental revenues and expenses attributable to the seven properties we acquired in our acquisition of Tropicana on October 1, 2018. Transaction expenses related to our acquisition of Tropicana totaled $1.1 million and $2.5 million, respectively, for the three months ended June 30, 2019 and 2018, and $2.5 million and $3.5 million for the six months ended June 30, 2019 and 2018.

•	Isle Acquisition – Transaction expenses related to our acquisition of Isle totaled $0.2 million and $1.1 million for the three and six months ended June 30, 2018.
•

Master Lease – We account for the Master Lease entered into effective October 1, 2019 with GLPI as a direct financing obligation. As a result, we recorded minimum lease payments and amortization of the direct financing obligation totaling $24.6 million and $49.2 million as interest expense for the three and six months ended June 30, 2019, respectively.

•

Tropicana Financing – On September 20, 2018 we issued $600 million aggregate principal amount of 6.0% senior notes due 2026. The proceeds from the notes were used to fund the Tropicana Acquisition which closed on October 1, 2018. We incurred $9.0 million and $18.0 million of incremental interest expense associated with the new senior notes for the three and six months ended June 30, 2019, respectively.

•

William Hill and TSG – The amortization of deferred revenues associated with the William Hill and TSG agreements totaled $1.8 million and $3.1 million for the three and six months ended June 30, 2019, respectively, and is included in other revenues and operating income.

•

Divestitures – The sales of Presque Isle Downs and Nemacolin met the requirements for presentation as assets held for sale under generally accepted accounting principles. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the six months ended June 30, 2019 and 2018 prior to their respective sale closing dates. We closed on the sale of Presque Isle Downs on January 11, 2019 and recorded a gain on sale of approximately $22.1 million for the six months ended June 30, 2019. We closed on the sale of Nemacolin on March 8, 2019 and recorded a gain on sale of $0.1 million for the six months ended June 30, 2019.

In conjunction with the classification of Vicksburg’s operations as assets held for sale at June 30, 2018 as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds. Effective July 6, 2018, the sale of Vicksburg was terminated, and Vicksburg was no longer presented as an asset held for sale as of July 31, 2018. In connection with this termination, CDI paid us a $5.0 million termination fee.

The sales of Mountaineer, Cape Girardeau and Caruthersville met the requirements for presentation as assets held for sale under generally accepted accounting principles as of June 30, 2019. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations.

•

Execution of Synergies and Cost Savings Programs – We continue to identify areas to improve property level and consolidated margins across our existing and acquired properties through operating and cost efficiencies, including reductions in revenues associated with unprofitable customer play, and exercising financial discipline throughout the company. In addition to cost savings relating to duplicative executive compensation, legal and accounting fees and other corporate expenses that have been eliminated as a result of our acquisitions, we have achieved savings in marketing, food and beverage costs, selling, general and administrative expenses, and other operating departments as a result of operating efficiencies, changes in marketing strategies and purchasing power of the combined Eldorado organization.

•

Property Enhancement Capital Expenditures – Property enhancement initiatives and targeted investments that improve our guests’ experiences and elevate our properties’ overall competitiveness in their markets continued throughout 2018 and during the three and six months ended June 30, 2019.

As part of the continuing evolution of the Reno tri-properties, we built a new 21,000 square foot spa at Silver Legacy which opened in early October 2018. We have substantially renovated every room at Circus Reno and completed the first phase of room renovations at Silver Legacy and Eldorado. We will start the second phase of renovations of approximately 1,200 rooms at Silver Legacy and Eldorado in the third quarter of 2019. In Black Hawk we completed our renovation of all 402 hotel rooms and refresh of the casino floor in June 2019. In addition, our joint venture with Cordish continues to make progress on development plans of a new, mixed-use entertainment and hospitality destination anchored by our Isle Casino Racing Pompano Park. At Tropicana Atlantic City, we opened an expansive, new sportsbook in the fourth quarter of 2018.

•

Weather and Construction Disruption – All of our segments, and to a greater extent, our Midwest regions, were negatively impacted by weather for the three and six months ended June 30, 2019 compared to the same prior year period.  Additionally, our West segment was negatively impacted by disruption to our casino floor and hotel availability associated with our renovation project at our Black Hawk property throughout the six months ended June 30, 2019.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
Net revenues	$637,121	$456,802	39.5%	$1,272,944	$896,994	41.9%
Operating income	102,550	77,414	32.5%	226,154	131,608	71.8%
Net income	18,936	36,796	(48.5)%	57,165	57,651	(0.8)%

Operating Results.  Including incremental net revenues totaling $250.5 million generated by Elgin and the Tropicana properties, net revenues rose 39.5% for the three months ended June 30, 2019 compared to the same prior year period. For the six months ended June 30, 2019 compared to the same prior year period, Elgin and Tropicana contributed incremental net revenues totaling $494.8 million resulting in a 41.9% increase in net revenues for the six months ended June 30, 2019 compared to the same prior year period. Excluding the impact of our acquisitions and the divestitures of Presque Isle Downs and Nemacolin, net revenues decreased 6.0% and 4.9%, respectively, for the three and six months ended June 30, 2019 compared to the same prior year period mainly due to the significant factors described above. These decreases were offset by the incremental revenues recognized from our new sports betting partnerships for the three and six months ended June 30, 2019 compared to the same prior year periods.

Operating income increased $25.1 million and $94.6 million, or 32.5% and 71.8%, for the three and six months ended June 30, 2019, respectively, compared to the same prior year periods mainly due to incremental operating income contributed by the acquired Elgin and Tropicana properties. Excluding the impact of our acquisitions and divestitures, operating income decreased 20.0% for the three months ended June 30, 2019 due to higher depreciation expense and transaction costs associated with the Tropicana and Caesars transactions. For the six months ended June 30, 2019, we recorded a $22.1 million net gain on the sale of assets associated with the sales of Presque Isle Downs and Nemacolin resulting in an increase in operating income of 15.3%.

Net income decreased $17.9 million and $0.5 million, respectively, for the three and six months ended June 30, 2019, compared to the same prior year periods principally due to the same factors impacting operating income. Additionally, higher interest expense for the three and six months ended June 30, 2019 compared to the same prior year periods resulting from increased debt associated with the Tropicana Acquisition and amortization of the direct financing obligation associated with the Master Lease also contributed to the declines.

Net Revenues and Operating Income (Loss)

The following tables highlight our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Three Months Ended June 30,		Operating Income (Loss) for the Three Months Ended June 30,
	2019	2018	2019	2018
West	$127,727	$117,880	$20,613	$21,865
Midwest	97,239	100,607	29,012	27,411
South	116,937	112,242	19,023	20,564
East	170,455	125,961	35,213	24,397
Central	122,792	—	28,033	—
Corporate	1,971	112	(29,344)	(16,823)
Total	$637,121	$456,802	$102,550	$77,414

	Net Revenues for the Six Months Ended June 30,		Operating Income (Loss) for the Six Months Ended June 30,
	2019	2018	2019	2018
West	$245,822	$217,459	$31,414	$32,004
Midwest	194,026	201,402	56,845	54,087
South	249,651	235,042	46,538	33,923
East	336,688	242,852	62,374	43,528
Central	243,264	—	55,103	—
Corporate	3,493	239	(26,120)	(31,934)
Total	$1,272,944	$896,994	$226,154	$131,608

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Net revenues and operating expenses were as follows (dollars in thousands):

	Three Months Ended
	June 30,			Percent
	2019	2018	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$55,328	$57,696	$(2,368)	(4.1)%
Midwest	85,223	87,448	(2,225)	(2.5)%
South	94,872	91,584	3,288	3.6%
East	124,051	111,992	12,059	10.8%
Central	97,523	—	97,523	100.0%
Total Gaming and Pari-Mutuel Commissions	456,997	348,720	108,277	31.0%
Non-gaming:
West	72,399	60,184	12,215	20.3%
Midwest	12,016	13,159	(1,143)	(8.7)%
South	22,065	20,658	1,407	6.8%
East	46,404	13,969	32,435	232.2%
Central	25,269	—	25,269	100.0%
Corporate	1,971	112	1,859	1,659.8%
Total Non-gaming	180,124	108,082	72,042	66.7%
Total Net Revenues	637,121	456,802	180,319	39.5%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	20,862	21,327	(465)	(2.2)%
Midwest	34,176	35,530	(1,354)	(3.8)%
South	45,377	43,631	1,746	4.0%
East	59,057	69,457	(10,400)	(15.0)%
Central	43,768	—	43,768	100.0%
Total Gaming and Pari-Mutuel Commissions	203,240	169,945	33,295	19.6%
Non-gaming
West	38,634	36,690	1,944	5.3%
Midwest	6,323	7,802	(1,479)	(19.0)%
South	13,624	13,485	139	1.0%
East	23,884	8,798	15,086	171.5%
Central	12,891	—	12,891	100.0%
Total Non-gaming	95,356	66,775	28,581	42.8%

Marketing and promotions	32,080	21,832	10,248	46.9%
General and administrative	117,431	73,745	43,686	59.2%
Corporate	21,051	12,232	8,819	72.1%
Impairment charges	—	—	—	100.0%
Depreciation and amortization	56,533	31,910	24,623	77.2%
Total Operating Expenses	$525,691	$376,439	$149,252	39.6%

Gaming Revenues and Pari-Mutuel Commissions.  Elgin and Tropicana contributed $169.9 million of incremental gaming revenues and pari-mutuel commissions for the three months ended June 30, 2019 compared to the same prior year period. This increase was partially offset by the decline in revenues associated with the divestitures of Presque Isle Downs and Nemacolin for the three months ended June 30, 2019 compared to the same prior year period, resulting in a 31.0% increase in gaming revenues and pari-mutuel commissions.

Excluding incremental Elgin and Tropicana gaming revenues and pari-mutuel commissions and the impact of the Presque Isle Downs and Nemacolin divestitures, gaming revenues and pari-mutuel commissions decreased 6.5% for the three months ended June 30, 2019 compared to the same prior year period due to reductions in casino volume associated with changes in promotional activity. Additionally, a lower table games hold percentage in our East segment, construction disruption in our West segment and weather in our Midwest and South segments contributed to the declines in casino revenues for the current period. Furthermore, the absence of a major bowling tournament in the Reno market also affected the West region’s visitation and casino volume.

Non-gaming Revenues.  Elgin and Tropicana contributed $80.6 million of incremental non-gaming revenues for the three months ended June 30, 2019, which was partially offset by declines in non-gaming revenues attributable to the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 66.7% over the same prior year period.

Excluding incremental Elgin and Tropicana non-gaming revenues and the impact of the Presque Isle Downs and Nemacolin divestitures, non-gaming revenues decreased 4.6% for the three months ended June 30, 2019 compared to the same prior year period. This decline was primarily driven by the West segment, resulting from changes in promotional activity and construction disruption that negatively impacted visitor traffic.

Gaming Expenses and Pari-Mutuel Commissions. Elgin and Tropicana contributed $70.0 million of incremental gaming expenses and pari-mutuel commissions for the three months ended June 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 19.6% in gaming expenses and pari-mutuel commissions over the same prior year period.

Excluding incremental Elgin and Tropicana gaming expenses and pari-mutuel commissions, and the impact of the Presque Isle Downs and Nemacolin divestitures, gaming expenses and pari-mutuel commissions decreased 5.7% for the three months ended June 30, 2019 compared to the same prior year period. Gaming expenses declined in comparison to the same prior year period due to lower volume combined with savings initiatives targeted at reducing variable expenses.

Non-gaming Expenses.  Elgin and Tropicana contributed $39.6 million of incremental non-gaming expenses for the three months ended June 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 42.8% over the same prior year period.

Excluding incremental Elgin and Tropicana non-gaming expenses, and the impact of the Presque Isle Downs and Nemacolin divestitures, non-gaming expenses decreased 12.8% for the three months ended June 30, 2019 compared to the same prior year period. Decreased non-gaming expenses across all segments were associated with lower non-gaming revenues along with continued efforts to reduce variable expenses including labor and cost of sales.

Marketing and Promotions Expenses.  Elgin and Tropicana contributed $16.7 million of incremental marketing and promotions expense for the three months ended June 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 46.9% over the same prior year period.

Excluding incremental Elgin and Tropicana marketing and promotions expenses, and the impact of the Presque Isle Downs and Nemacolin divestitures, consolidated marketing and promotions expense decreased 24.6% for the three months ended June 30, 2019 compared to the same prior year period. This decline was primarily due to savings achieved via the termination of certain marketing contracts and continued company-wide changes in marketing and promotional activity.

General and Administrative Expenses.  Elgin and Tropicana contributed $52.6 million of general and administrative expense for the three months ended June 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin dispositions, resulting in an increase of 59.2% over the same prior year period.

Excluding incremental Elgin and Tropicana general and administrative expenses, and the impact of the Presque Isle Downs and Nemacolin divestitures, consolidated general and administrative expenses decreased 4.0% for the three months ended June 30, 2019 compared to the same prior year period mainly due to the centralization of certain services provided to our properties and realized savings achieved through consolidated purchasing programs.

Corporate Expenses.  For the three months ended June 30, 2019 compared to the same prior year period, corporate expenses increased primarily due to payroll and other expenses associated with additional corporate costs, including stock compensation expense, driven by growth related to the Company’s acquisitions. Additionally, an increase in severance expense also drove the increase in corporate expense for the current quarter.

Depreciation and Amortization Expense.  Elgin and Tropicana contributed $25.0 million of depreciation and amortization expense for the three months ended June 30, 2019 resulting in an increase of 77.2% over the same prior year period.

Excluding incremental Elgin and Tropicana depreciation and amortization expense, depreciation and amortization expense was relatively flat for the three months ended June 30, 2019 compared to the same prior year period.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Net revenues and operating expenses were as follows (dollars in thousands):

	Six Months Ended
	June 30,			Percent
	2019	2018	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$108,899	$107,430	$1,469	1.4%
Midwest	170,392	175,807	(5,415)	(3.1)%
South	204,221	192,502	11,719	6.1%
East	249,003	216,509	32,494	15.0%
Central	195,333	—	195,333	100.0%
Total Gaming and Pari-Mutuel Commissions	927,848	692,248	235,600	34.0%
Non-gaming:
West	136,923	110,029	26,894	24.4%
Midwest	23,634	25,595	(1,961)	(7.7)%
South	45,430	42,540	2,890	6.8%
East	87,685	26,343	61,342	232.9%
Central	47,931	—	47,931	100.0%
Corporate	3,493	239	3,254	1,361.5%
Total Non-gaming	345,096	204,746	140,350	68.5%
Total Net Revenues	1,272,944	896,994	375,950	41.9%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	41,910	41,726	184	0.4%
Midwest	68,656	71,475	(2,819)	(3.9)%
South	95,318	91,987	3,331	3.6%
East	120,343	134,308	(13,965)	(10.4)%
Central	87,319	—	87,319	100.0%
Total Gaming and Pari-Mutuel Commissions	413,546	339,496	74,050	21.8%
Non-gaming
West	77,796	70,434	7,362	10.5%
Midwest	12,828	15,955	(3,127)	(19.6)%
South	28,100	28,042	58	0.2%
East	46,358	17,031	29,327	172.2%
Central	25,558	—	25,558	100.0%
Total Non-gaming	190,640	131,462	59,178	45.0%

Marketing and promotions	64,381	43,133	21,248	49.3%
General and administrative	237,319	147,947	89,372	60.4%
Corporate	37,805	23,801	14,004	58.8%
Impairment charges	958	9,815	(8,857)	(90.2)%
Depreciation and amortization	114,290	63,444	50,846	80.1%
Total Operating Expenses	$1,058,939	$759,098	$299,841	39.5%

Gaming Revenues and Pari-Mutuel Commissions.  Elgin and Tropicana contributed $341.2 million of incremental gaming revenues and pari-mutuel commissions for the six months ended June 30, 2019 compared to the same prior year period. This increase was partially offset by the decline in revenues associated with the divestitures of Presque Isle Downs and Nemacolin for the six months ended June 30, 2019 compared to the same prior year period, resulting in a 34.0% increase in gaming revenues and pari-mutuel commissions.

Excluding incremental Elgin and Tropicana gaming revenues and pari-mutuel commissions and the impact of the Presque Isle Downs and Nemacolin divestitures, gaming revenues and pari-mutuel commissions decreased 5.4% for the six months ended June 30, 2019 compared to the same prior year period due to reductions in casino volume associated with changes in promotional activity. Additionally, construction disruption affected our West segment and weather negatively impacted our visitor volume across all segments contributing to the declines in casino revenues for the six months ended June 30, 2019 compared to the same prior year period.

Non-gaming Revenues.  Elgin and Tropicana contributed $153.6 million of incremental non-gaming revenues for the six months ended June 30, 2019, which was partially offset by declines in non-gaming revenues attributable to the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 68.5% over the same prior year period.

Excluding incremental Elgin and Tropicana non-gaming revenues and the impact of the Presque Isle Downs and Nemacolin divestitures, non-gaming revenues decreased 3.4% for the six months ended June 30, 2019 compared to the same prior year period. This decline was primarily driven by the West segment, resulting from changes in promotional activity, construction disruption and weather that negatively impacted visitor traffic.

Gaming Expenses and Pari-Mutuel Commissions. Elgin and Tropicana contributed $139.5 million of incremental gaming expenses and pari-mutuel commissions for the six months ended June 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 21.8% in gaming expenses and pari-mutuel commissions over the same prior year period.

Excluding incremental Elgin and Tropicana gaming expenses and pari-mutuel commissions, and the impact of the Presque Isle Downs and Nemacolin divestitures, gaming expenses and pari-mutuel commissions decreased 5.5% for the six months ended June 30, 2019 compared to the same prior year period. Gaming expenses declined in comparison to the same prior year period due to lower volume combined with savings initiatives targeted at reducing variable expenses. Successful efforts to control costs and maximize departmental profit across all segments also drove the improved departmental profit margin for the six months ended June 30, 2019 compared to the same prior year period.

Non-gaming Expenses.  Elgin and Tropicana contributed $78.9 million of incremental non-gaming expenses for the six months ended June 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 45.0% over the same prior year period.

Excluding incremental Elgin and Tropicana non-gaming expenses, and the impact of the Presque Isle Downs and Nemacolin divestitures, non-gaming expenses decreased 11.7% for the six months ended June 30, 2019 compared to the same prior year period. Decreased non-gaming expenses across all segments were associated with lower non-gaming revenues along with continued efforts to reduce variable expenses including labor and cost of sales.

Marketing and Promotions Expenses.  Elgin and Tropicana contributed $33.7 million of incremental marketing and promotions expense for the six months ended June 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 49.3% over the same prior year period.

Excluding incremental Elgin and Tropicana marketing and promotions expenses, and the impact of the Presque Isle Downs and Nemacolin divestitures, consolidated marketing and promotions expense decreased 24.2% for the six months ended June 30, 2019 compared to the same prior year period. This decline was primarily due to savings achieved via the termination of certain marketing contracts and continued company-wide changes in marketing and promotional activity.

General and Administrative Expenses.  Elgin and Tropicana contributed $106.1 million of general and administrative expense for the six months ended June 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 60.4% over the same prior year period.

Excluding incremental Elgin and Tropicana general and administrative expenses, and the impact of the Presque Isle Downs and Nemacolin divestitures, consolidated general and administrative expenses decreased 4.6% for the six months ended June 30, 2019 compared to the same prior year period mainly due to the centralization of certain services provided to our properties and realized savings achieved through consolidated purchasing programs.

Corporate Expenses.  For the six months ended June 30, 2019 compared to the same prior year period, corporate expenses increased primarily due to payroll and other expenses associated with additional corporate costs, including stock compensation expense, driven by growth related to the Company’s acquisitions. Additionally, an increase in severance expense also drove the increase in corporate expense for the current period.

Impairment Charges. We recorded an impairment charge for the six months ended June 30, 2019 totaling $1.0 million related to our non-operating real property located in Pennsylvania. In conjunction with the classification of Vicksburg’s operations as assets held for sale, we recorded an impairment charge totaling $9.8 million for the six months ended June 30, 2018.

Depreciation and Amortization Expense.  Elgin and Tropicana contributed $49.4 million of depreciation and amortization expense for the six months ended June 30, 2019 resulting in an increase of 80.1% over the same prior year period.

Excluding incremental Elgin and Tropicana depreciation and amortization expense, depreciation and amortization expense increased 4.9% for the six months ended June 30, 2019 compared to the same prior year period mainly due to asset additions primarily at our three Reno properties.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three and Six Months Ended June 30, 2019 and 2018

Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock-based compensation, transaction expenses, severance expense, selling costs associated with the disposition of properties, preopening expenses, costs associated with resolving the historical Tropicana bankruptcy,  impairment charges, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss associated with the sales of Presque Isle Downs and Nemacolin and other non-cash regulatory gaming assessments. Adjusted EBITDA also excludes the expense associated with our Master Lease with GLPI as the transaction was accounted for as a financing obligation. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“US GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our Master Lease and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for our operating segments for the three and six months ended June 30, 2019 and 2018, in addition to reconciling Adjusted EBITDA to operating income (loss) in accordance with US GAAP (unaudited, in thousands):

	Three Months Ended June 30, 2019
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (6)	Other (7)	Adjusted EBITDA
West	$20,613	$13,508	$—	$—	$184	$34,305
Midwest	29,012	7,714	10	—	17	36,753
South	19,023	9,850	—	—	236	29,109
East	35,213	12,240	—	—	(35)	47,418
Central	28,033	11,480	—	—	89	39,602
Corporate and Other	(29,344)	1,741	6,499	7,292	5,286	(8,526)
Total	$102,550	$56,533	$6,509	$7,292	$5,777	$178,661

	Three Months Ended June 30, 2018
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (6)	Other (8)	Adjusted EBITDA
Excluding Pre-Acquisition / Including Divestitures:
West	$21,865	$9,382	$(95)	$—	$606	$31,758
Midwest	27,411	8,404	31	—	77	35,923
South	20,564	8,108	17	—	(287)	28,402
East	24,397	4,717	3	—	246	29,363
Central	—	—	—	—	—	—
Corporate and Other	(16,823)	1,299	3,516	3,404	1,173	(7,431)
Total Excluding Pre-Acquisition / Including Divestitures:	$77,414	$31,910	$3,472	$3,404	$1,815	$118,015

Divestitures:
East	$6,026	$162	$3	$—	$275	$6,466
Total Divestitures (1)	$6,026	$162	$3	$—	$275	$6,466

Pre-Acquisition:
West	$4,671	$3,089	$—	$—	$—	$7,760
Midwest	—	—	—	—	—	—
South	404	2,027	—	—	8	2,439
East	15,478	8,496	—	—	32	24,006
Central	25,593	7,950	—	—	247	33,790
Corporate and Other	(7,389)	457	—	2,258	—	(4,674)
Total Pre-Acquisition (2)	$38,757	$22,019	$—	$2,258	$287	$63,321

Including Pre-Acquisition / Excluding Divestitures:
West	$26,536	$12,471	$(95)	$—	$606	$39,518
Midwest	27,411	8,404	31	—	77	35,923
South	20,968	10,135	17	—	(279)	30,841
East	33,849	13,051	—	—	3	46,903
Central	25,593	7,950	—	—	247	33,790
Corporate and Other	(24,212)	1,756	3,516	5,662	1,173	(12,105)
Total Including Pre-Acquisition / Excluding Divestitures (3)	$110,145	$53,767	$3,469	$5,662	$1,827	$174,870

	Six Months Ended June 30, 2019
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (6)	Other (7)	Adjusted EBITDA
Includes Divestitures:
West	$31,414	$26,651	$—	$—	$283	$58,348
Midwest	56,845	16,135	25	—	72	73,077
South	46,538	20,865	9	—	368	67,780
East	62,374	24,389	7	—	152	86,922
Central	55,103	22,690	—	—	132	77,925
Corporate and Other	(26,120)	3,560	11,416	9,186	(16,781)	(18,739)
Total	$226,154	$114,290	$11,457	$9,186	$(15,774)	$345,313
Divestitures:
East	$(91)	$—	$7	$—	$46	$(38)
Total Divestitures (4)	$(91)	$—	$7	$—	$46	$(38)

Excluding Divestitures:
West	$31,414	$26,651	$—	$—	$283	$58,348
Midwest	56,845	16,135	25	—	72	73,077
South	46,538	20,865	9	—	368	67,780
East	62,465	24,389	—	—	106	86,960
Central	55,103	22,690	—	—	132	77,925
Corporate and Other	(26,120)	3,560	11,416	9,186	(16,781)	(18,739)
Total Excluding Divestitures (5)	$226,245	$114,290	$11,450	$9,186	$(15,820)	$345,351

	Six Months Ended June 30, 2018
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (6)	Other (8)	Adjusted EBITDA
Excluding Pre-Acquisition / Including Divestitures:
West	$32,004	$17,571	$(32)	$—	$639	$50,182
Midwest	54,087	16,049	75	—	227	70,438
South	33,923	16,639	42	—	10,015	60,619
East	43,528	10,766	8	—	1,241	55,543
Central	—	—	—	—	—	—
Corporate and Other	(31,934)	2,419	7,058	5,952	1,282	(15,223)
Total Excluding Pre-Acquisition / Including Divestitures:	$131,608	$63,444	$7,151	$5,952	$13,404	$221,559
Divestitures:
East	$9,028	$1,577	$8	$—	$560	$11,173
Total Divestitures (1)	$9,028	$1,577	$8	$—	$560	$11,173

Pre-Acquisition:
West	$9,345	$6,173	$—	$—	$8	$15,526
Midwest	—	—	—	—	—	—
South	1,790	4,054	—	—	16	5,860
East	23,882	16,372	—	—	128	40,382
Central	52,599	16,055	—	—	267	68,921
Corporate and Other	(13,339)	1,089	—	2,730	—	(9,520)
Total Pre-Acquisition (2)	$74,277	$43,743	$—	$2,730	$419	$121,169
Including Pre-Acquisition / Excluding Divestitures:
West	$41,349	$23,744	$(32)	$—	$647	$65,708
Midwest	54,087	16,049	75	—	227	70,438
South	35,713	20,693	42	—	10,031	66,479
East	58,382	25,561	—	—	809	84,752
Central	52,599	16,055	—	—	267	68,921
Corporate and Other	(45,273)	3,508	7,058	8,682	1,282	(24,743)
Total Including Pre-Acquisition / Excluding Divestitures (3)	$196,857	$105,610	$7,143	$8,682	$13,263	$331,555

(1)	Figures are for Presque Isle Downs and Nemacolin for the three and six months ended June 30, 2018.

(2)

Figures are for Elgin and Tropicana for the three and six months ended June 30, 2018. Such figures are based on the unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

(3)

Total figures for three and six months ended June 30, 2018 include combined results of operations for Elgin, Tropicana and the Company and exclude results of operations for Presque Isle Downs and Nemacolin. Such presentation does not conform with GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.

(4)	Figures are for Presque Isle Downs for the period beginning January 1, 2019 and ending January 11, 2019 and Nemacolin for the period beginning January 1, 2019 and ending March 8, 2019.
(5)	Total figures for 2019 exclude results of operations for Presque Isle Downs and Nemacolin.
(6)

Transaction expenses represent primarily costs related to the pending acquisition of Caesars and the acquisitions of Elgin and Tropicana for the three and six months ended June 30, 2019 and costs related to the acquisitions of Elgin, Tropicana and Isle for the three and six months ended June 30, 2018.

(7)

Other, for the three and six months ended June 30, 2019, is comprised of severance expense, (gain) loss on the sale or disposal of property and equipment, equity in income (loss) of unconsolidated affiliate, impairment charges, and the (gain) loss associated with the sales of Presque Isle Downs and Nemacolin.

(8)

Other, for the three and six months ended June 30, 2018 is comprised of severance expense, (gain) loss on the sale or disposal of property and equipment, equity in income (loss) of an unconsolidated affiliate, an impairment charge at Vicksburg, selling costs associated with the divestitures of Presque Isle Downs, the terminated sale of Vicksburg and the purchase of Elgin.

Liquidity and Capital Resources

We are a holding company and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on the cash flow of our subsidiaries and the ability of our subsidiaries to distribute or otherwise make funds available to us.

Our primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt securities and proceeds from our recent disposition of Presque Isle Downs. As of June 30, 2019, we had no outstanding balance and $483.7 million of available borrowing capacity, after consideration of $16.3 million in outstanding letters of credit, under our Revolving Credit Facility.  We applied approximately $150.0 million of proceeds from the sale of Presque Isle Downs to repay amounts outstanding under the Revolving Credit Facility.  Pursuant to the terms of the indentures governing the Company’s senior notes, the Company will be required to make an offer to purchase a portion of its outstanding senior notes with the excess proceeds from such sale unless it applies the net proceeds of such sale to either permanently repay outstanding indebtedness or make specified acquisitions or capital expenditures within 365 days of the sale of Presque Isle Downs.

Our cash requirements can fluctuate significantly depending on our decisions with respect to business acquisitions or divestitures and strategic capital investments to maintain the quality of our properties. We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties, taxes, servicing our outstanding indebtedness, rent payments under our Master Lease, continued costs associated with the Elgin and Tropicana acquisitions and funding the recently announced Caesars acquisition. During the remainder of 2019, we plan to spend approximately $102.9 million on capital expenditures. Our capital requirements have increased significantly following the consummation of the acquisitions of Tropicana and Elgin, including as a result of the obligation to pay annual rent in an initial amount of approximately $87.6 million under the Master Lease with respect to certain of the Tropicana properties and the required payments under the Lumière Note.

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

At June 30, 2019, we had consolidated cash and cash equivalents of $183.1 million, excluding restricted cash. At June 30, 2018, we had consolidated cash and cash equivalents of $202.0 million, excluding restricted cash. This decrease in cash was primarily due to cash flow generated from our operations and investing activities, offset by net payments under our Revolving Credit Facility.

Operating Cash Flow.  For the six months ended June 30, 2019, cash flows provided by operating activities totaled $127.9 million compared to $148.5 million for the same prior year period. The decrease in operating cash was primarily due to cash tax payments related to the Tropicana transaction for the six months ended June 30, 2019 combined with changes in the balance sheet accounts in the normal course of business.

Investing Cash Flow and Capital Expenditures.  Net cash flows provided by investing activities totaled $75.5 million for the six months ended June 30, 2019 compared to $69.3 million used for investing activities in the same prior year period. Net cash provided by investing activities for the six months ended June 30, 2019 was primarily due to $176.7 million in net proceeds from the sales of Presque Isle Downs and Nemacolin. This increase was partially offset by cash used totaling $97.1 million for capital expenditures for various property enhancement and maintenance projects along with equipment purchases. Net cash flows used in investing activities for the six months ended June 30, 2018 consisted primarily of $55.2 million related to capital expenditures for various property enhancement and maintenance projects and equipment purchases.

Financing Cash Flow.  Net cash used in financing activities for the six months ended June 30, 2019 totaled $253.2 million compared to $10.3 million for the same prior year period. The cash used in financing activities for the six months ended June 30, 2019 was principally due to net payments under the Revolving Credit Facility partially funded by the proceeds from the sales of Presque Isle Downs and Nemacolin. For the six months ended June 30, 2018, cash used in financing activities consisted primarily of $9.7 million for payments of taxes related to net share settlements of equity awards.

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

The Company acquired 223,823 shares of common stock at an aggregate value of $9.1 million and an average of $40.80 per share during the year ended December 31, 2018. No shares were repurchased during the six months ended June 30, 2019.

Debt Obligations and Master Lease

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

As of June 30, 2019, the Company had $956.8 million outstanding on the Term Loan and no outstanding balance under the Revolving Credit Facility. The Company had $483.7 million of available borrowing capacity, after consideration of $16.3 million in outstanding letters of credit under its Revolving Credit Facility as of June 30, 2019. The Company applied approximately $150.0 million of proceeds from the sale of Presque Isle Downs to repay amounts outstanding under the Revolving Credit Facility.  Pursuant to the terms of the indentures governing the Company’s senior notes, the Company will be required to make an offer to purchase a portion of its outstanding senior notes with the excess proceeds from such sale unless it applies the net proceeds of such sale to either permanently repay outstanding indebtedness or make specified acquisitions or capital expenditures within 365 days of the sale of Presque Isle Downs.

The interest rate per annum applicable to loans under the Revolving Credit Facility are, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin from 0.75% to 1.50%, the margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25%, or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00%. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. At June 30, 2019, the weighted average interest rate on the Term Loan was 4.69%.

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

The 6% Senior Notes due 2026 were general unsecured obligations of Escrow Issuer’s upon issuance and, upon the assumption of such obligations by the Company and the subsidiary guarantors (the “Guarantors”) upon consummation of the Tropicana Acquisition, became general unsecured obligations of the Company and the Guarantors, ranking senior in right of payment to all of the Company’s existing and future debt that is expressly subordinated in right of payment to the 6% Senior Notes due 2026 and the guarantees, ranking equally in right of payment with all of the applicable obligor’s existing and future senior liabilities, including the obligations under the Company’s existing 7% Senior Notes due 2023 and 6% Senior Notes due 2025, and are effectively subordinated to all of the applicable obligor’s existing and future secured debt, including indebtedness under the Company’s Term Loan and Revolving Credit Facility and the Lumière Note (as defined in the 2026 Indenture), in each case, to the extent of the value of the collateral securing such debt. In addition, the 6% Senior Notes due 2026 and the related guarantees are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries and other entities in which the Company has an equity interest that do not guarantee the 6% Senior Notes due 2026 (other than indebtedness and liabilities owed to the Company or the Guarantors).

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

Lumière Loan

We borrowed $246 million from GLPI to fund the purchase price of the real estate underlying Lumière. The Lumière Loan bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until October 1, 2020, and matures on October 1, 2020. The Lumière Loan is secured by a first priority mortgage on the Lumière real property until October 1, 2019. In connection with the issuance of the Lumière Loan, we agreed to use our commercially reasonable efforts to transfer one or more of the Grand Victoria Casino, Isle Casino Bettendorf, Isle Casino Hotel Waterloo, Isle of Capri Lula, Lady Luck Casino Vicksburg and Mountaineer Casino, Racetrack and Resort or such other property or properties mutually acceptable to us and GLPI, provided that the aggregate value of such property, individually or collectively, is at least $246 million (the “Replacement Property”), to GLPI with a simultaneous leaseback to us of such Replacement Property. In connection with such Replacement Property sale, (i) we and GLPI will enter into an amendment to the Master Lease to revise the economic terms to include the Replacement Property, (ii) GLPI, or one of its affiliates, will assume the Lumière Loan and Tropicana St. Louis RE’s obligations under the Lumière Loan in consideration of the acquisition of the Replacement Property and our obligations under the Lumière Loan will be deemed to have been satisfied, (iii) the Lumière Real Property will be released from the lien placed on it in connection with the Lumière Loan (if such lien has not yet been released in accordance with the terms of the Lumière Loan) and (iv) in the event the value of the Replacement Property is greater than the our outstanding obligations under the Lumière Loan, GLPI will pay us the difference between the value of the Replacement Property and the amount of outstanding obligations under the Lumière Loan. If such Replacement Property transaction is not consummated prior to the maturity date of the Lumière Loan, other than as a result of certain failures to perform by GLPI, then the amounts outstanding will be paid in full and the rent under the Master Lease will automatically increase, subject to certain escalations.

Debt Covenant Compliance

As of June 30, 2019, we were in compliance with all of the covenants under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026, the Credit Facility and the Lumière Loan.

Master Lease

Our Master Lease is accounted for as a financing obligation and totaled $965.2 million as of June 30, 2019. The Master Lease contains certain covenants, including minimum capital improvement expenditures. As of June 30, 2019, we were in compliance with all of the covenants under the Master Lease. See Note 10 to our Consolidated Financial Statements for additional information about our Master Lease and related matters.

Contractual Obligations

There have been no material changes for the six months ended June 30, 2019 to our contractual obligations as disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2018.

Other Liquidity Matters

We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in “Part II, Item 1. Legal Proceedings” and Note 11 to our unaudited consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included in our Annual Report on Form 10-K for the year ended December 31, 2018 and “Part II, Item IA. Risk Factors” which is included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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
•

our ability to consummate the acquisition of Caesars, the related real estate transactions with VICI and the disposition of Mountaineer and our properties located in Cape Girardeau, Caruthersville, Kansas City and Vicksburg;

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
•

our intention to pursue development opportunities, including the development of a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the Pompano casino and racetrack, and additional acquisitions and divestitures;

•	our ability to obtain financing for, and realize the anticipated benefits, of the acquisition of Caesars and future development and acquisition opportunities; and
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

In addition, the acquisition of Caesars, the related real estate transactions with VICI and the disposition of Mountaineer and our properties located in Cape Girardeau, Caruthersville, Kansas City and Vicksburg and the provisions of the related acquisition agreements create additional risks, uncertainties and other important factors, including but not limited to:

•

our ability to obtain required regulatory approvals (including, in the case of the divestitures, approval from gaming regulators and expiration of the waiting period under the HSR Act), shareholder approvals and to satisfy or waive other closing conditions to consummate such transactions on a timely basis or at all;

•

the possibility that the one or more of such transactions do not close on the terms described herein or that we are required to modify aspects of one or more of such transactions to obtain, or otherwise take action to satisfy conditions imposed in connection with, required regulatory approvals;

•

our ability to obtain financing to pay the merger consideration and refinance our outstanding debt on the terms expected, or at all, and the impact of uncertainty in the global economy and credit markets on such financing activities;

•	risks associated with increased leverage and increased lease payments as a result of the proposed transactions;
•

the possibility that the anticipated benefits of the proposed transactions, including cost savings and expected synergies, are not realized when expected, or at all, including as a result of our ability to promptly and effectively implement our operating strategies and integrate our business and Caesars’ business;

•

the incurrence of significant transaction and merger-related costs and the possibility that the transactions may be more expensive to complete than expected, including as a result of unexpected factors or events;

•	competitive responses to the proposed transactions;
•	the possibility that our business or Caesars’ business may suffer as a result of the announcement of the acquisition;
•	the ability to retain our key employees and Caesars’ key employees;
•	the outcome of legal proceedings that may be instituted as a result of the proposed transactions;
•	the impact of the proposed transactions, or the failure to consummate the proposed transactions, on our stock price;
•	diversion of management’s attention from our ongoing operations;
•	the impact of provisions of the Merger Agreement limiting the operation of our business prior to the closing of the Merger;
•	the impact of the announcement or consummation of the proposed transactions on the Company’s relationships with third parties, which may make it more difficult to maintain business relationships; and
•	other risks and uncertainties described in Part II, Item 1A. “Risk Factors” contained herein and our reports on Form 10-K, Form 10-Q and Form 8-K filed with the Securities and Exchange Commission.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long‑term debt arrangements. At June 30, 2019, interest on borrowings under our Credit Facility was subject to fluctuation based on changes in short-term interest rates.

As of June 30, 2019, our long‑term variable‑rate borrowings totaled $956.8 million under the Term Loan and nothing outstanding under the Revolving Credit Facility, representing approximately 31% of our long‑term debt compared to 43% of our long‑term debt as of June 30, 2018. During the six months ended June 30, 2019, the weighted average interest rates on our variable and fixed rate debt were 4.69% and 6.54%, respectively.

The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the three months ended June 30, 2019.

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

Except as noted below, there were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Merger Agreement subjects the Company to restrictions on its business activities during the pendency of the Merger.

The Merger Agreement subjects the Company to restrictions on its business activities and obligates the Company to generally operate its businesses in the ordinary course in all material respects during the pendency of the Merger absent Caesars’ prior written consent.  These restrictions could prevent the Company from pursuing attractive business opportunities or responding effectively to competitive pressures and industry developments that arise prior to the consummation of the Merger or termination of the Merger Agreement and are outside the ordinary course of business.  In particular, the Merger Agreement restricts the Company from making certain acquisitions and dispositions. If the Company is unable to take actions it believes are beneficial, such restrictions could have an adverse effect on the Company’s business, financial condition and results of operations.

Delay or failure to consummate the Merger would prevent the Company from realizing the anticipated benefits of the Merger and the Company would also remain liable for significant transaction costs.

Any delay in consummating the Merger may increase the cash portion of the Merger Consideration and adversely impact the Company’s ability to realize synergies and other benefits that are anticipated if the Merger is consummated within the expected timeframe.  In particular, if applicable closing conditions set forth in the Merger Agreement are not satisfied by March 25, 2020, the amount of cash payable by the Company as consideration in the Merger per share of Caesars common stock will increase by $0.003333 for each day (subject to certain exceptions described in the Merger Agreement) from March 25, 2020 until the closing date of the Merger.  In addition, the market price of the Company’s common stock may reflect various market assumptions as to whether and when the Merger will be consummated.  Consequently, the failure to consummate, or any delay in the consummation of, the Merger could result in significant changes in the market price of the Company’s common stock.  In addition, the Company has incurred and will continue to incur significant costs relating to the Merger, such as debt commitment, legal, accounting, financial advisor and printing fees that may increase in the event that the consummation of the Merger is delayed and will be payable in the event that the Merger is not consummated.  Moreover, if the Merger Agreement is terminated in certain circumstances, the Company will be obligated to pay a termination fee to Caesars of approximately $154.9 million, or in certain other circumstances, approximately $836.8 million.  In addition, the Company will be obligated to reimburse Caesars’ expenses for an amount not to exceed $50.0 million if the Merger Agreement is terminated because of the failure to obtain the required approval of the Company’s stockholders. In the event the MTA is terminated because the Merger Agreement is terminated, the Company is required to pay VICI a fee of $75.0 million pursuant to the terms of the MTA.

Whether or not the Merger is consummated, the pendency of the Merger could cause disruptions in the Company’s business, which could have an adverse effect on its business, financial condition and results of operations.

The pendency of the Merger could cause disruptions in the business of the Company, including the following:

•

current and prospective employees of the Company may experience uncertainty about their future roles with the combined company following the Merger or consider other employment alternatives, which could adversely affect the Company’s ability to retain or attract key managers and other employees, and current employees of the Company may lose productivity as a result of such uncertainty;

•

current and prospective customers of the Company may anticipate changes in how they are served or the benefits offered by the Company’s loyalty reward program and may, as a result, choose to discontinue their patronage;

•

current and prospective suppliers or other business relations of the Company may delay or defer certain business decisions or may seek to terminate, change or renegotiate their relationship with the Company, or not to establish a relationship with the Company, as a result of the Merger; and

•	the attention of management and key employees of the Company may be diverted from the operation of the Company’s business toward the consummation of the Merger.

Obtaining required approvals and satisfying closing conditions may delay or prevent consummation of the Merger.

Consummation of the Merger is subject to various closing conditions, including, among others, (i) the expiration or termination of any applicable waiting period under the HSR Act and receipt of required gaming approvals, (ii) the absence of any governmental order or law prohibiting the consummation of the Merger, (iii) adoption of the Merger Agreement by holders of a majority of the outstanding shares of Caesars’ common stock, (iv) the approval by the Company’s stockholders of the issuance of shares of Company’s common stock in the Merger (the “Share Issuance”), (v) the effectiveness of the registration statement for the Company’s common stock to be issued in the Merger and the authorization for listing of those shares on the Nasdaq Stock Market, (vi) absence of a material adverse effect on the other party, (vii) the accuracy of the other party’s representations and warranties, subject to customary materiality standards, (viii) compliance of the other party with its respective covenants under the Merger Agreement in all material respects and (ix) conversion or certain amendments of, or another mutually agreed arrangement with respect to, Caesars’ 5.00% convertible senior notes due 2024.

If such conditions are not satisfied, the Merger will not be consummated unless such conditions are validly waived.  Such conditions may jeopardize or delay consummation of the Merger or may reduce the anticipated benefits of the Merger.  Further, no assurance can be given that the required approvals will be obtained or that the conditions to closing will be satisfied.  Even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of such approvals or that they will satisfy the terms of the Merger Agreement.  If the Merger is not consummated by June 24, 2020 (as may be extended to a date no later than December 24, 2020 upon satisfaction of certain conditions to extension set forth in the Merger Agreement), either the Company or Caesars may terminate the Merger Agreement.

The Merger is subject to the receipt of governmental approvals that may impose conditions that could have an adverse effect on the Company or, if not obtained, could prevent consummation of the Merger or, in some circumstances, require the Company to pay Caesars a termination fee of approximately $836.8 million.

Consummation of the Merger is conditioned upon the receipt of certain governmental approvals, including, without limitation, antitrust and gaming regulatory approvals.  Although each of the Company and Caesars has agreed to use its reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained and that the other conditions to consummating the Merger will be satisfied.  In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the consummation of the Merger or require changes to the terms of the Merger Agreement or other agreements to be entered into in connection with the Merger Agreement.  Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the Merger or of imposing additional costs or limitations on the Company following consummation of the Merger, any of which might have an adverse effect on the Company’s business, financial condition and results of operations.  In addition, if the Merger Agreement is terminated (i) due to a law or order relating to gaming or antitrust laws that prohibits or permanently enjoins the consummation of the Merger, (ii) because the required regulatory approvals were not obtained prior to June 24, 2020 (as may be extended to a date no later than December 24, 2020 upon satisfaction of certain conditions to extension set forth in the Merger Agreement) or (iii) due to the Company willfully and materially breaching certain obligations with respect to the actions required to be taken by the Company to obtain required antitrust approvals, the Company will be required to pay Caesars a termination fee of approximately $836.8 million.

Moreover, the special meetings at which Caesars stockholders will vote on a proposal to adopt the Merger Agreement and the Company’s stockholders will vote on a proposal to approve the Share Issuance may take place before all governmental approvals have been obtained and, in cases where such approvals have not been obtained, before the terms of any conditions to obtain such approvals that may be imposed are known. As a result, if the requisite stockholder approvals are obtained at such meetings, the Company and Caesars may make decisions after the special meetings to waive a condition or approve certain actions required to obtain necessary approvals without seeking further stockholder approval. Such actions could have an adverse effect on the combined company’s business, financial condition and results of operations following the Merger.

Antitrust approvals that are required to consummate the Merger may not be received, may take longer than expected or may impose conditions, including the requirement to divest assets, that could have an adverse effect on the combined company following the Merger.

Under the provisions of the HSR Act, the Merger may not be consummated until filings are made with the Antitrust Division of the DOJ and the FTC and the expiration of a 30-calendar day waiting period, or the early termination of that waiting period, following the parties’ filings.  ERI and Caesars filed their respective notification and report forms under the HSR Act on July 16, 2019.  If the DOJ or the FTC issues a Request for Additional Information and Documentary Material (a “Second Request”) prior to the expiration of the initial waiting period, the parties must observe a second 30-day waiting period, which would begin to run only after both parties have substantially complied with the Second Request, unless the DOJ or the FTC terminates the second waiting period earlier or the parties otherwise agree to extend the waiting period.

In addition, private parties who may be adversely affected by the Merger and individual states may bring legal actions under the antitrust laws in certain circumstances.  Although the Company and Caesars believe the consummation of the Merger will not likely be prevented by antitrust laws, there can be no assurance that a challenge to the Merger on antitrust grounds will not be made or, if a challenge is made, what the result will be.  Under the Merger Agreement, the Company and Caesars have agreed to use their reasonable best efforts to obtain all regulatory clearances necessary to consummate the Merger at the earliest practicable date.

In addition, in order to consummate the Merger, the Company and Caesars may be required to comply with conditions, terms, obligations or restrictions imposed by regulatory entities, including divestitures, and such conditions, terms, obligations or restrictions may have the effect of delaying consummation of the Merger, imposing additional material costs on or materially limiting the revenue of the Company after the consummation of the Merger, or otherwise reducing the anticipated benefits to the Company of the Merger.  Such conditions, terms, obligations or restrictions may result in the delay or abandonment of the Merger.

Gaming regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Consummation of the Merger is conditioned on the receipt of approvals from a number of gaming regulatory authorities, including, among others, the Ak Chin Community Tribal Gaming Commission, the Arizona Department of Gaming, the Cherokee Tribal Gaming Commission, the Colorado Division of Gaming, the Illinois Gaming Board, the Indiana Gaming Commission, the Indiana Horse Racing Commission, the Iowa Racing and Gaming Commission, the Kentucky Horse Racing Commission, the Louisiana Gaming Control Board, the Louisiana State Racing Commission, the Maryland Lottery and Gaming Control Agency, the Mississippi Gaming Commission, the Missouri Gaming Commission, the National Indian Gaming Commission, the Nevada Gaming Commission, the New Jersey Casino Control Commission, the New Jersey Division of Gaming Enforcement, the Pennsylvania Gaming Control Board, the Pennsylvania State Horse Racing Commission, the Ohio Lottery Commission, the Gauteng Gambling Board (South Africa), the Alcohol and Gaming Commission of Ontario, the Ministry of Culture, Sports and Tourism (Korea) and the Gambling Commission (United Kingdom).  In some instances, these approvals include findings of suitability for the Company’s officers and continuing members of the Company’s Board of Directors. These approvals and findings may not be received at all, may not be received in a timely fashion and/or may contain conditions on the granting of such approvals and consummation of the Merger.  Such conditions and the process of obtaining regulatory approvals could have the effect of delaying consummation of the Merger or of imposing additional costs or limitations on the combined company following the Merger. In addition, to the extent any officer of the Company is found unsuitable, the Company would need to find a replacement, which may take time and could adversely impact the Company’s financial and operational performance, including the Company’s ability to successfully consummate the Merger and integrate Caesars into the Company. Any such finding of unsuitability by regulatory authorities and resulting resignation or removal of an officer of the Company could also impact the governance structure of the combined company following the Merger.

There can be no assurance that the Company will be able to secure the required financing in connection with the Merger and the transactions contemplated by the Merger Agreement on acceptable terms, in a timely manner, or at all.

The Company intends to finance a portion of the cash required in connection with the Merger, including expenses in connection with the Merger, with the Debt Financing.  The Commitment Letter provides for funding to (i) the Company of (a) a $1,000.0 million senior secured revolving credit facility, (b) a $3,000.0 million senior secured term loan B facility, (c) a $3,600.0 million senior secured 364-day bridge facility and (d) a $1,800.0 million senior unsecured bridge loan facility and (ii) a subsidiary of Caesars a $2,400.0 million senior secured incremental term loan B facility. The senior secured 364-day bridge facility will only be funded in accordance with the Commitment Letter to the extent that the net cash proceeds of certain asset sales and certain transactions contemplated with VICI as described in the next succeeding paragraph are not available on the closing date of the Merger to be applied to finance the Merger and expenses in connection therewith.  In addition to the Debt Financing, the Company also recently entered into letter agreements with certain financial institutions which additional letter agreements provide (i) for commitments from such financial institutions to provide additional revolving credit facility commitments for the Company and (ii) the engagement of such financial institutions to act as arrangers for additional debt financing, in each case, in the event the Company elects to refinance the existing indebtedness of Caesars Resort Collection, LLC upon the consummation of the Merger. Additionally, the Company may continue to evaluate alternative financing structures and amounts based on its needs and capital markets conditions. The proceeds of the Debt Financing will be used (A) to pay all or a portion of the cash portion of the Merger Consideration, (B) to refinance all of the Company’s existing syndicated bank credit facilities and outstanding senior notes, (C) to refinance certain of Caesars’ and its subsidiaries’ existing debt, (D) to pay transaction fees and expenses related to the foregoing and (E) for working capital and general corporate purposes. The availability of the borrowings under the Debt Financing is subject to the satisfaction of certain customary conditions, including the substantially concurrent closing of the Merger.  In the event some or all of the financing contemplated by the Commitment Letter is not available, the Company is obligated to use its reasonable best efforts to obtain alternative financing from alternative institutions in an amount at least equal to the amount of such unavailable portion of the financing contemplated by the Commitment Letter and in an amount sufficient to enable the Company to consummate the Merger.

In connection with the execution of the Merger Agreement and the Commitment Letter, the Company entered into a MTA with VICI.  The Company intends to finance a portion of the cash required in connection with the Merger with the proceeds of transactions that are subject to the MTA, including approximately $1.8 billion of proceeds from the expected sale leaseback of certain properties expected to be acquired upon consummation of the Merger, including Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (or, under certain circumstances, if necessary, certain replacement properties specified in the MTA), and approximately $1.4 billion of proceeds expected to be received in consideration of the amendment of certain existing leases between subsidiaries of Caesars and VICI. The consummation of the transactions contemplated by the MTA is subject to satisfaction of certain conditions, including execution of agreements, receipt of required regulatory approvals, the accuracy of the representations and warranties, compliance with covenants, delivery of certain closing deliverables and the absence of any governmental order or action seeking to prohibit the consummation of the transactions contemplated by the MTA.  The Company is currently negotiating the sale leaseback documents, lease amendments and other agreements contemplated by the MTA and cannot assure you as to the timing or outcome of those negotiations with VICI.  Although the Company expects the transactions contemplated by the MTA to be consummated substantially concurrently with the Merger, there can be no assurance as to the timing of the closing of such transactions or that the closings will occur on the terms set forth in the MTA or at all.  In the event that the closings of some or all of the transactions contemplated by the MTA are delayed or do not occur, the Company may be required to incur the 364-day secured bridge facility under the Debt Financing or other additional indebtedness to pay the cash portion of the Merger Consideration, repay the Company’s and certain of Caesars’ and its subsidiaries’ outstanding debt and/or pay transaction fees and expenses related thereto, which could have an adverse impact on the business, financial condition and results of operations of the combined company following the Merger.

The consummation of the Merger is not conditioned on the Company’s ability to obtain financing or the consummation of the transactions contemplated by the MTA.  If the Company is unable to obtain funding contemplated by the Commitment Letter from its financing sources for the cash required in connection with the Merger, the Company may be compelled to specifically perform its obligations to consummate the Merger or could otherwise be subject to claims under the Merger Agreement, each of which could have a material adverse effect on the Company.

Litigation challenging the Merger could delay or prevent the consummation of the Merger.

One of the conditions to the Merger is that no law, statute, rule, regulation, ordinance, code, ruling, subpoena, order, writ, injunction, decree, judgment, ruling, determination, directive, award or settlement issued by a governmental entity (including any gaming authority) shall have been adopted, promulgated or issued that would prohibit, restrain, enjoin or render unlawful the consummation of the Merger or the Share Issuance.  Although neither the Company nor Caesars has been notified of any litigation filed challenging the Merger, there can be no assurance that claims will not be filed by stockholders of the Company or Caesars seeking damages related to, or otherwise challenging, the Merger.  If any such litigation is filed and the plaintiffs in any such action secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the Company’s and Caesars’ ability to consummate the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.  If consummation of the Merger is prevented or delayed, it could result in substantial costs to the Company.  In addition, whether or not any plaintiff’s claim is successful, the Company could incur significant costs in connection with any such litigation, including costs associated with the indemnification of the Company’s and Caesars’ directors and officers, and management’s attention and resources could be diverted from the consummation of the Merger and ongoing business activities, which could have an adverse effect on the Company’s business, financial condition and results of operations.

The Merger Agreement contains provisions that limit the Company’s ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of the Company from making a favorable alternative transaction proposal and, in specified circumstances, could require the Company to pay Caesars a termination fee.

The Merger Agreement contains certain provisions that restrict the Company’s ability to solicit, initiate, knowingly facilitate or knowingly encourage any inquiries regarding, or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, a competing proposal, engage, continue or otherwise participate in any substantive discussions or negotiations regarding, or furnish any non-public information to any person in connection with or for the purpose of encouraging or facilitating, a competing proposal, subject to customary exceptions and limitations.  In addition, Caesars generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any third-party alternative transaction proposal before the Company’s board of directors may change, qualify, withhold, withdraw or modify its recommendation that the Company’s stockholders approve the Share Issuance.  Upon termination of the Merger Agreement in certain circumstances relating to changes in the recommendation of the Company’s board of directors in favor of the Share Issuance, entry by the Company into an alternative transaction or following the failure of the Company’s stockholders to approve the Share Issuance, the Company will be required to pay a termination fee of approximately $154.9 million to Caesars, as well as reimburse Caesars’ expenses in an amount not to exceed $50.0 million (creditable against any termination fee that may subsequently be paid by the Company).  In such a scenario, the Company may also be required to pay VICI a fee of $75.0 million pursuant to the terms of the MTA.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative transaction with the Company from considering or proposing such a transaction or might result in a potential third-party acquiror or merger partner proposing to pay a lower price to the stockholders of the Company than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances.

If the Merger is not consummated, the price of the Company’s common stock and the Company’s future businesses and operations could be harmed.

If the Merger is not consummated, the Company will not have realized any of the potential benefits of the Merger having been consummated and may be subject to material risks, including:

•	failure to consummate the Merger may result in negative publicity and a negative impression of the Company in the investment community;
•

the diversion of management attention from day-to-day business and the unavoidable disruption to its employees and relationships with customers, vendors, joint venture partners and other third parties as a result of efforts and uncertainties relating to the Merger may detract from the ability of the Company to grow revenue and minimize costs, which, in turn, may lead to a loss of market position that the Company could be unable to regain if the Merger does not occur; and

•

under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to consummating the Merger, which may affect the Company’s ability to execute certain of its business strategies or respond effectively to competitive pressures and industry developments.

The integration of the Company and Caesars following the Merger may present significant challenges.  We cannot be sure that we will be able to realize the anticipated benefits of the Merger in the anticipated time frame or at all.

The Company’s ability to realize the anticipated benefits of the Merger will depend, to a large extent, on the Company’s ability to integrate Caesars’ businesses into the Company in the anticipated time frame or at all.  The Company may face significant challenges in combining Caesars’ operations into its operations in a timely and efficient manner.  The combination of two independent businesses is a complex, costly and time-consuming process.  As a result, the Company will be required to devote significant management attention and resources to integrating the business practices and operations of Caesars into those of the Company.  The integration process may disrupt the businesses and, if implemented ineffectively or inefficiently, would preclude realization of the full benefits expected by the Company and Caesars.  The failure to successfully integrate Caesars into the Company and to manage the challenges presented by the integration process successfully may result in an interruption of, or loss of momentum in, the business of the Company, which may have the effect of depressing the market price of the Company’s common stock following the Merger.

The Company may be unable to realize anticipated cost synergies or may incur additional costs.

The Company expects to realize cost synergies from combining administrative and other overlapping functions of Caesars and the Company.  However, the Company will be required to incur costs, including severance and related expenses, to realize the anticipated cost savings.  While the Company’s management believes the combined entity will benefit from cost synergies, the Company may be unable to realize all of these cost synergies within the time frame expected or at all.  In addition, the Company may incur additional or unexpected costs in order to realize these cost synergies.

Unanticipated costs relating to the Merger could reduce the Company’s future earnings per share.

We believe that we have reasonably estimated the likely incremental costs of the combined operations of the Company and Caesars following the Merger.  However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as unanticipated costs to integrate the two businesses or increased personnel costs, as well as other types of unanticipated adverse developments, could have an adverse effect on the business, financial condition and results of operations of the combined company following the Merger.  In addition, if actual costs are materially different than expected costs, the Merger could have a significant dilutive effect on the Company’s earnings.

The Company will have a substantial amount of debt outstanding following the Merger and may incur additional indebtedness in the future, which could restrict the Company’s ability to pay dividends and fund working capital and planned capital expenditures.

The Company expects to enter into the Debt Financing in order to consummate the Merger and refinance the Company’s existing syndicated bank credit facilities and senior notes and that a portion of Caesars’ outstanding indebtedness will remain outstanding following the consummation of the Merger.  As a result, the Company will have a significant amount of additional indebtedness outstanding following the consummation of the Merger.  In addition, the Company will have the ability to incur additional debt under its anticipated $1.0 billion revolving credit facility and Caesars Resorts Collection, LLC’s existing $1.0 billion revolving credit facility.  The Company also continually evaluates alternative financing structures and amounts based on its needs and capital markets conditions.  The Company may be required to incur the 364-day secured bridge facility under the Debt Financing or other additional indebtedness to finance the Merger Consideration if the transactions contemplated by the MTA or the previously announced sales of certain of the Company’s properties are not consummated prior to or in connection with the closing of the Merger.  This amount of leverage could have important consequences, including:

•

the Company may be required to use a substantial portion of its cash flow from operations to make interest and principal payments on the Company’s debt, which will reduce funds available for operations, future business opportunities and dividends;

•	the Company may have limited flexibility to react to changes in its business and its industry;
•	it may be more difficult for the Company to satisfy its other obligations;
•	the Company may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures, acquisitions or other purposes;
•	the Company may become more vulnerable to general adverse economic and industry conditions, including changes in interest rates; and
•	the Company may be at a disadvantage compared to its competitors that have less debt.

Future interest expense will be significantly higher than historic interest expense as a result of higher levels of indebtedness incurred to consummate the Merger.  The Company’s ability to make payments on its debt and potential to pay dividends on its common stock, which the Company has not historically done, will depend on its ability to generate cash in the future, which will depend on many factors beyond its control.  The Company cannot assure you that:

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

If the Company cannot generate sufficient cash from its operations to meet its debt service obligations, it may need to reduce or delay capital expenditures, the development of its business generally and any acquisitions.  If the Company becomes unable to meet its debt service and repayment obligations (or those of its subsidiaries following the Merger), it (or its applicable subsidiaries) would be in default under the terms of the applicable credit agreement or indenture, which would allow its lenders or noteholders to declare all outstanding indebtedness thereunder to be due and payable and terminate any commitments to lend thereunder.  If the amounts outstanding under its (or its subsidiaries’) credit facilities or indentures were to be accelerated, the Company cannot assure you that its (or its subsidiaries’) assets would be sufficient to repay in full the money owed.

Following consummation of the Merger and the transactions contemplated by the MTA, the Company and its subsidiaries will be required to pay a significant portion of their cash flow from operations to third parties pursuant to leasing and related arrangements.

The Company and Caesars currently lease certain parcels of land on which several of their respective properties are located and, pursuant to the terms of MTA, are expected to enter into leases with VICI with respect to parcels of land on which Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City are located and will increase the lease rate on an existing lease agreement between a subsidiary of Caesars and VICI, which will require the Company’s subsidiaries that are parties to such leases to apply a significant amount of their cash flow to required rental payments. These leases also are expected to require certain levels of capital expenditures to be made on the properties leased under these leases on an ongoing basis.  As a result of the obligation to pay rent and make capital expenditures under the new and existing leases, the ability of the combined company to fund its operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected.  For example, the obligations under these lease agreements may:

•	make it more difficult for the combined company to satisfy its obligations with respect to its (or its subsidiaries’) indebtedness and to obtain additional indebtedness;
•	increase vulnerability to general or regional adverse economic and industry conditions or a downturn in the combined company’s business;
•

require the combined company to dedicate a substantial portion of its cash flow from operations to making lease payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes and acquisitions;

•	limit flexibility in planning for, or reacting to, changes in the combined company’s business and the industry in which it operates; and
•	restrict the combined company’s ability to raise capital, make acquisitions and divestitures and engage in other significant transactions.

In addition, the annual rent escalations under these lease agreements will continue to apply regardless of the amount of cash flows generated by the properties that are subject to these lease agreements. Accordingly, if the cash flows generated by such properties decrease, or do not increase at the same rate as the rent escalations, the rents payable under these lease agreements could comprise a higher percentage of the cash flows generated by the applicable entity, which could exacerbate, perhaps materially, the issues described above.  Any of the above listed factors could have an adverse effect on the combined company’s business, financial condition and results of operations.

Moreover, if the combined company were to default on any one or more of these lease agreements, the applicable lessors could terminate the affected leases and we could lose possession of the land leased under the affected leases and any improvements on that land, including the hotels and casinos. A termination of these lease agreements could result in a default under the Company’s (or its subsidiaries’) applicable credit agreements, which would allow its lenders to declare all outstanding borrowings to be due and payable and terminate any commitments thereunder, and could have a material adverse effect on the combined company’s business, financial condition and results of operations.

The guaranties to be entered into by the Company in connection with the existing and new leases with VICI will include covenants that may restrict the ability of the Company to pay dividends, repurchase its shares and sell assets.

The Company will guaranty the obligations of its subsidiaries under the existing and new leases with VICI pursuant to which the Company’s subsidiaries will lease certain parcels of land on which several of their respective properties are located.  These guaranties will include covenants, which, among other things, may restrict the ability of the Company to pay dividends or repurchase its shares if its market capitalization is less than $5.5 billion, and may restrict the ability of the Company to sell assets directly owned by it.

Delay or failure to consummate the sale of properties previously announced by the Company may require the Company to incur additional debt to pay the cash portion of the Merger Consideration or to repay outstanding indebtedness of the Company or otherwise adversely impact the business, financial condition and results of operations of the combined company following the Merger.

On June 17, 2019, the Company entered into an agreement to sell Lady Luck Caruthersville, Isle Casino Cape Girardeau and Mountaineer Casino, Racetrack & Resort for aggregate consideration of $385.0 million, and on July 10, 2019, the Company entered into an agreement to sell Isle of Capri Casino Kansas City and Lady Luck Casino Vicksburg for aggregate consideration of $230.0 million, in each case subject to certain adjustments.  The consummation of each transaction is subject to satisfaction of customary conditions, including receipt of required regulatory approvals, the accuracy of the parties’ representations and warranties, compliance with covenants, delivery of certain closing deliverables and the absence of any governmental order or action seeking to prohibit the consummation of the transaction.  Although the Company expects such sale transactions to be consummated prior to consummation of the Merger, there can be no assurance as to the timing of the closing of such sales or that the closings will occur on the terms set forth in the purchase agreements relating to the sales, or at all.  In the event that the closing of either sale is delayed or does not occur, the Company may be required to incur the 364-day secured bridge facility under the Debt Financing or other additional indebtedness to pay the cash portion of the Merger Consideration, to repay the Company’s and certain of Caesars’ and its subsidiaries outstanding debt and/or to pay transaction fees and expenses related thereto, which could adversely impact the business, financial condition and results of operations of the combined company following the Merger.

In connection with the Merger, the Company is expected to enter into purchase agreements to cause Caesars to sell Harrah’s Resort Atlantic City, Harrah’s Laughlin and Harrah’s New Orleans (or, under certain circumstances, if necessary, certain replacement properties, specified in the MTA) to VICI for aggregate consideration of approximately $1.8 billion, subject to satisfaction of customary conditions, including receipt of required regulatory approvals.  In the event that the closing of any of the sales is delayed or does not occur within a certain timeframe, the Company may be required to incur the 364-day secured bridge facility under the Debt Financing or other additional indebtedness to pay the cash portion of the Merger Consideration, to repay the Company’s and certain of Caesars’ and its subsidiaries outstanding debt and/or to pay transaction fees and expenses related thereto, which could adversely impact the business, financial condition and results of operations of the combined company following the Merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit	Method of Filing

2.1*	Agreement and Plan of Merger, dated as of June 24, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	Previously filed on Form 8-K filed on June 25, 2019.

2.2*

Equity Purchase Agreement, dated as of June  17, 2019, by and among Isle of Capri Casinos LLC, MTR Gaming Group, Inc., Century Casinos, Inc., VICI Properties L.P. and, solely for purposes of Section 9.17, Eldorado Resorts, Inc.

Previously filed on Form 8-K filed on June 17, 2019.

2.3*	Real Estate Purchase Agreement, dated as of June 17, 2019, by and among Isle of Capri Casinos LLC, MTR Gaming Group, Inc. and VICI Properties L.P.	Previously filed on Form 8-K filed on June 17, 2019.

10.1

Commitment Letter, dated as of June 24, 2019, from JPMorgan Chase Bank, N.A., Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC, Macquarie Capital Funding LLC and Macquarie Capital (USA) Inc.

Previously filed on Form 8-K filed on June 25, 2019.

10.2	Voting Agreement, dated as of June 24, 2019, by and among Eldorado Resorts, Inc. and the Stockholders of Caesars Entertainment Corporation named therein.	Previously filed on Form 8-K filed on June 25, 2019.

10.3	Master Transaction Agreement, dated as of June 24, 2019, by and among VICI Properties L.P. and Eldorado Resorts, Inc.	Previously filed on Form 8-K filed on June 25, 2019.

10.4	Eldorado Resorts, Inc. Amended and Restated 2015 Equity Incentive Plan.	Previously filed on Form S-8 POS filed on June 26, 2019.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

101.1	XBRL Instance Document	Filed herewith.

101.2	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Eldorado hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS, INC.

Date: August 9, 2019	/s/ Thomas R. Reeg
Thomas R. Reeg
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2019	/s/ Bret Yunker
Bret Yunker
Chief Financial Officer (Principal Financial Officer)