Form 10-Q
period 2019-09-30
Eldorado Resorts, Inc.
filed 2019-11-07
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of November 4, 2019 was 77,769,501.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2019

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$208,831	$230,752
Restricted cash and investments	22,242	24,892
Marketable securities	20,433	16,957
Accounts receivable, net	48,150	60,169
Due from affiliates	2,823	327
Inventories	17,684	20,595
Income taxes receivable	—	15,731
Prepaid expenses	37,429	48,002
Assets held for sale	605,947	155,771
Total current assets	963,539	573,196
Investment in and advances to unconsolidated affiliates	129,796	1,892
Property and equipment, net	2,635,111	2,882,606
Gaming licenses and other intangibles, net	1,118,855	1,362,006
Goodwill	909,717	1,008,316
Right-of-use assets	245,344	—
Other assets, net	78,879	83,446
Total assets	$6,081,241	$5,911,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$238	$462
Accounts payable	50,024	58,524
Accrued property, gaming and other taxes	54,628	51,931
Accrued payroll and related	72,999	87,332
Accrued interest	34,637	42,780
Income taxes payable	15,425	47,475
Short-term lease obligation	21,963	—
Accrued other liabilities	108,999	102,982
Liabilities related to assets held for sale	56,058	10,691
Total current liabilities	414,971	402,177
Long-term financing obligation to GLPI	967,982	959,835
Long-term debt, less current portion	2,950,955	3,261,273
Deferred income taxes	224,877	200,010
Long-term lease obligation	229,297	—
Other long-term liabilities	166,381	59,014
Total liabilities	4,954,463	4,882,309
Commitments and contingencies (Note 14)
STOCKHOLDERS' EQUITY:
Common stock, 200,000,000 shares authorized, 77,545,678 and 77,215,066 issued and outstanding, net of treasury shares, par value $0.00001 as of September 30, 2019 and December 31, 2018, respectively	1	1
Paid-in capital	756,225	748,076
Retained earnings	379,682	290,206
Treasury stock at cost, 223,823 shares held at September 30, 2019 and December 31, 2018	(9,131)	(9,131)
Accumulated other comprehensive income	1	1
Total stockholders’ equity	1,126,778	1,029,153
Total liabilities and stockholders’ equity	$6,081,241	$5,911,462

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES:
Casino and pari-mutuel commissions	$458,000	$368,169	$1,385,848	$1,060,417
Food and beverage	78,435	58,153	229,072	164,644
Hotel	94,318	44,780	237,493	114,447
Other	32,428	16,151	83,712	44,739
Net revenues	663,181	487,253	1,936,125	1,384,247
EXPENSES:
Casino and pari-mutuel commissions	202,555	180,062	616,101	519,558
Food and beverage	60,406	45,381	180,288	134,927
Hotel	27,315	13,977	76,101	40,178
Other	12,092	9,315	34,064	25,030
Marketing and promotions	33,292	23,122	97,673	66,255
General and administrative	122,767	75,599	360,086	223,546
Corporate	13,014	9,217	50,819	33,018
Impairment charges	—	3,787	958	13,602
Depreciation and amortization	52,592	35,760	166,882	99,204
Total operating expenses	524,033	396,220	1,582,972	1,155,318
(Loss) gain on sale or disposal of property and equipment	(284)	(110)	21,668	(393)
Proceeds from terminated sales	—	5,000	—	5,000
Transaction expenses	(12,442)	(4,091)	(21,628)	(10,043)
Loss from unconsolidated affiliates	(1,515)	(63)	(2,132)	(116)
Operating income	124,907	91,769	351,061	223,377
OTHER EXPENSE:
Interest expense, net	(71,897)	(34,085)	(217,205)	(96,579)
Loss on early retirement of debt, net	(1,204)	—	(1,204)	(162)
Unrealized gain on restricted investments	3,318	—	460	—
Total other expense	(69,783)	(34,085)	(217,949)	(96,741)
Income before income taxes	55,124	57,684	133,112	126,636
Provision for income taxes	(18,069)	(19,980)	(38,892)	(31,281)
Net income	$37,055	$37,704	$94,220	$95,355
Net income per share of common stock:
Basic	$0.48	$0.49	$1.21	$1.23
Diluted	$0.47	$0.48	$1.20	$1.22
Weighted average basic shares outstanding	77,721,353	77,522,664	77,657,553	77,445,611
Weighted average diluted shares outstanding	78,449,747	78,283,588	78,588,517	78,208,040

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$37,055	$37,704	$94,220	$95,355
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income, net of tax	$37,055	$37,704	$94,220	$95,355

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shares	Amount	Total
Balance, December 31, 2018	77,438,889	$1	$748,076	$290,206	$1	223,823	$(9,131)	$1,029,153
Cumulative change in accounting principle, net of tax	—	—	—	(4,744)	—	—	—	(4,744)
Issuance of restricted stock units	330,641	—	4,948	—	—	—	—	4,948
Net income	—	—	—	38,229	—	—	—	38,229
Shares withheld related to net share settlement of stock awards	(106,542)	—	(4,322)	—	—	—	—	(4,322)
Balance, March 31, 2019	77,662,988	$1	$748,702	$323,691	$1	223,823	$(9,131)	$1,063,264
Issuance of restricted stock units	169,248	—	6,509	—	—	—	—	6,509
Net income	—	—	—	18,936	—	—	—	18,936
Shares withheld related to net share settlement of stock awards	(65,312)	—	(3,190)	—	—	—	—	(3,190)
Balance, June 30, 2019	77,766,924	$1	$752,021	$342,627	$1	223,823	$(9,131)	$1,085,519
Issuance of restricted stock units	3,377	—	4,266	—	—	—	—	4,266
Net income	—	—	—	37,055	—	—	—	37,055
Shares withheld related to net share settlement of stock awards	(800)	—	(62)	—	—	—	—	(62)
Balance, September 30, 2019	77,769,501	$1	$756,225	$379,682	$1	223,823	$(9,131)	$1,126,778

Balance, December 31, 2017	76,825,966	$—	$746,547	$194,971	$79	—	$—	$941,597
Issuance of restricted stock units	645,047	—	3,679	—	—	—	—	3,679
Net income	—	—	—	20,855	—	—	—	20,855
Shares withheld related to net share settlement of stock awards	(229,898)	—	(7,502)	—	—	—	—	(7,502)
Balance, March 31, 2018	77,241,115	$—	$742,724	$215,826	$79	—	$—	$958,629
Issuance of restricted stock units	64,833	1	3,471	—	—	—	—	3,472
Net income	—	—	—	36,796	—	—	—	36,796
Exercise of stock options	50,336	—	—	—	—	—	—	—
Shares withheld related to net share settlement of stock awards	(19,674)	—	(2,175)	—	—	—	—	(2,175)
Balance, June 30, 2018	77,336,610	$1	$744,020	$252,622	$79	—	$—	$996,722
Issuance of restricted stock units	61,535	—	2,495	—	—	—	—	2,495
Net income	—	—	—	37,704	—	—	—	37,704
Exercise of stock options	17,000	—	154	—	—	—	—	154
Shares withheld related to net share settlement of stock awards	(23,901)	—	(924)	—	—	—	—	(924)
Balance, September 30, 2018	77,391,244	$1	$745,745	$290,326	$79	—	$—	$1,036,151

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,220	$95,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,882	99,204
Amortization of deferred financing costs, discount and debt premium	13,861	3,753
Deferred revenue	(4,966)	—
Unrealized gain on restricted investment	(460)	—
Loss on early retirement of debt	1,204	162
Lease amortization	2,367	1,285
Stock compensation expense	15,723	9,645
(Gain) loss on sale or disposal of property and equipment	(21,668)	393
Impairment charges	958	13,602
Provision for deferred income taxes	26,080	28,345
Loss from unconsolidated affiliates	2,132	116
Other	1,204	1,119
Change in operating assets and liabilities:
Accounts receivable	10,147	(441)
Prepaid expenses and other assets	5,489	1,602
Income taxes payable	(30,318)	4,398
Accounts payable and accrued other liabilities	(22,772)	4,910
Net cash provided by operating activities	260,083	263,448
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(135,016)	(89,082)
Sale of restricted investments	4,962	—
Proceeds from sale of businesses, property and equipment, net of cash sold	169,361	920
Net cash used in business combinations	—	(306,274)
Investment in and loans to unconsolidated affiliates	(815)	(698)
Net cash provided by (used in) investing activities	38,492	(395,134)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 6% Senior Notes due 2026	—	600,000
Payments on Term Loan	(70,000)	—
Net (payments) borrowings under Revolving Credit Facility	(245,000)	180,000
Debt issuance costs	(458)	(5,401)
Taxes paid related to net share settlement of equity awards	(7,574)	(10,601)
Proceeds from exercise of stock options	—	154
Payments on other long-term payables	(372)	(501)
Net cash (used in) provided by financing activities	(323,404)	763,651

(Decrease) Increase in cash, cash equivalents and restricted cash	(24,829)	631,965
Cash, cash equivalents and restricted cash, beginning of period	246,691	147,749
Cash, cash equivalents and restricted cash, end of period	$221,862	$779,714

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$208,831	$164,086
Restricted cash	6,437	1,622
Restricted and escrow cash included in other noncurrent assets	6,594	614,006
Total cash, cash equivalents and restricted cash	$221,862	$779,714

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$213,719	$86,964
Income taxes paid, net	43,053	3,953
NON-CASH FINANCING ACTIVITIES:
Payables for capital expenditures	11,292	11,190

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

On May 1, 2017, the Company completed its acquisition of Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) pursuant to the Agreement and Plan of Merger dated as of September 19, 2016 (“Isle Merger”) with Isle. As a result of the Isle Merger, Isle became a wholly-owned subsidiary of ERI.

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

The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of September 30, 2019:

Segment	Property	Date Acquired	State
West	Eldorado Resort Casino Reno ("Eldorado Reno")	(a)	Nevada
	Silver Legacy Resort Casino ("Silver Legacy")	(a)	Nevada
	Circus Circus Reno ("Circus Reno")	(a)	Nevada
	MontBleu Casino Resort & Spa ("MontBleu")	October 1, 2018	Nevada
	Tropicana Laughlin Hotel & Casino ("Laughlin")	October 1, 2018	Nevada
	Isle Casino Hotel - Blackhawk ("Isle Black Hawk")	May 1, 2017	Colorado
	Lady Luck Casino - Black Hawk ("Lady Luck Black Hawk")	May 1, 2017	Colorado

Midwest	Isle Casino Waterloo ("Waterloo")	May 1, 2017	Iowa
	Isle Casino Bettendorf ("Bettendorf")	May 1, 2017	Iowa
	Isle of Capri Casino Boonville ("Boonville")	May 1, 2017	Missouri
	Isle Casino Cape Girardeau ("Cape Girardeau")	May 1, 2017 (c)	Missouri
	Lady Luck Casino Caruthersville ("Caruthersville")	May 1, 2017 (c)	Missouri
	Isle of Capri Casino Kansas City ("Kansas City")	May 1, 2017 (c)	Missouri

South	Isle Casino Racing Pompano Park ("Pompano")	May 1, 2017	Florida
	Eldorado Resort Casino Shreveport ("Eldorado Shreveport")	(a)	Louisiana
	Isle of Capri Casino Hotel Lake Charles ("Lake Charles")	May 1, 2017	Louisiana
	Belle of Baton Rouge Casino & Hotel ("Baton Rouge")	October 1, 2018	Louisiana
	Isle of Capri Casino Lula ("Lula")	May 1, 2017	Mississippi
	Lady Luck Casino Vicksburg ("Vicksburg")	May 1, 2017 (c)	Mississippi
	Trop Casino Greenville ("Greenville")	October 1, 2018	Mississippi

East (b)	Eldorado Gaming Scioto Downs ("Scioto Downs")	(a)	Ohio
	Mountaineer Casino, Racetrack & Resort ("Mountaineer")	(a) (c)	West Virginia
	Tropicana Casino and Resort, Atlantic City ("Trop AC")	October 1, 2018	New Jersey

Central	Grand Victoria Casino ("Elgin")	August 7, 2018	Illinois
	Lumière Place Casino ("Lumière")	October 1, 2018	Missouri
	Tropicana Evansville ("Evansville")	October 1, 2018	Indiana

(a)	Property was aggregated into segment prior to January 1, 2016.
(b)	Presque Isle Downs was sold on January 11, 2019 and Nemacolin was sold on March 8, 2019. Both properties were previously reported in the East segment.
(c)	Property currently pending sale (see Note 5).

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

The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Elgin and Tropicana acquisitions, the Company’s principal operating activities occurred in four geographic regions and reportable segments. Following the Elgin and Tropicana acquisitions, a fifth segment, Central, was added. The reportable segments are based on the similar characteristics of the operating segments within the regions in which they operate: West, Midwest, South, East, and Central. (See the table above for a listing of properties included in each segment).

The presentation of information herein for periods prior to our acquisitions of Elgin and Tropicana and after our dispositions of Presque Isle Downs and Nemacolin are not fully comparable because the results of operations for Elgin and Tropicana are not included for periods prior to August 7, 2018 and October 1, 2018, respectively. Additionally, the results of operations for Presque Isle Downs and Nemacolin are not included for periods after the sales date. The Company closed on its sales of Presque Isle Downs and Nemacolin in January 2019 and March 2019, respectively. (See Note 5).

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

Pronouncements Implemented in 2019

In February 2016 (as amended through December 2018), the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 codified as Accounting Standards Codification (“ASC”) 842, Leases, (“ASC 842”) which addresses the recognition and measurement of leases. Under the new guidance, for all leases, at the commencement date, lessees were required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease. The liability is measured on a discounted basis.  Lessees also recognized a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to control the use of a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The effective date was for annual and interim periods beginning after December 15, 2018. ASC 842 required a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods continuing to be reported under prior lease accounting guidance.

The Company adopted ASC 842 on January 1, 2019 using the prospective approach, and therefore, comparative periods will continue to be reported under prior lease accounting guidance consistent with previously issued financial statements. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allowed us to carry forward the historical lease identification, lease classification and treatment of initial direct costs for leases entered into prior to January 1, 2019. The Company also made an accounting policy election to not record short-term leases with an initial term of 12 months or less on the balance sheet for all classes of underlying assets. The Company has also elected to not adopt the hindsight practical expedient for determining lease terms.

The Company’s operating leases, in which the Company is the lessee, are recorded on the balance sheet as a ROU asset with a corresponding lease liability. The lease liability will be remeasured each reporting period with a corresponding change to the ROU asset.  The adoption of this guidance did not have an impact on net income; however, upon adoption the Company recorded a cumulative adjustment to our retained earnings of $4.7 million, net of tax, primarily related to the Company’s lease and management agreements at its Bettendorf location. (See Note 2).  Adoption of this guidance did not have a material impact on the Company’s other financing leases.

Pronouncements to Be Implemented in Future Periods

In June 2016 (modified in November 2018), the FASB issued ASU No 2016-13, Financial Instruments – Credit Losses related to timing of recognizing impairment losses on financial assets.  The new guidance lowers the threshold on when losses are incurred, from a determination that a loss is probable to a determination that a loss is expected.  The change in guidance will be applicable to our evaluation of the CRDA investments (see Note 8).  The guidance is effective for interim and annual periods beginning after December 15, 2019.  Adoption of the guidance requires a modified-retrospective approach and a cumulative adjustment to retained earnings to the first reporting period that the update is effective.  The Company will adopt the new guidance on January 1, 2020. The Company is evaluating the qualitative and quantitative effects of the new guidance and currently does not expect a cumulative effect on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This generally means that an intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This generally means that the fees associated with the hosting element (service) of the arrangement are expensed as incurred. The amendment is effective for annual and interim periods beginning after December 15, 2019, with early adoption allowed. The Company will adopt the new guidance on January 1, 2020. The Company is evaluating the qualitative and quantitative effects of the new guidance and currently does not believe it will have a significant impact on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No 2018-14, Compensation –Retirement Benefits – Defined Benefit Plans – General.  This amendment improves disclosures over defined benefit plans and is effective for interim and annual periods ending after December 15, 2020 with early adoption allowed.  The Company anticipates adopting this amendment during the first quarter of 2021, and currently does not expect it to have a significant impact on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This amendment modifies the disclosure requirements for fair value measurements and is effective for annual and interim periods beginning after December 15, 2019 with early adoption allowed. The Company will adopt the new guidance on January 1, 2020. The Company is evaluating the qualitative and quantitative effect the new guidance will have on its Consolidated Financial Statements.

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

The Company has operating and finance leases for various real estate and equipment. Certain of the Company’s lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include options to extend the lease term one month to 60 years. Except for the GLPI Master Lease (see Note 10), the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases recorded on the balance sheet consist of the following (in thousands):

Leases	Classification on the Balance Sheet	September 30, 2019
ASSETS
Operating lease ROU assets		$245,344
Finance lease ROU assets	Property and equipment, net(1)	$646,353
LIABILITIES
Current:
Operating		$21,963
Finance	Current portion of long-term debt	$133
Noncurrent:
Operating		$229,297
Finance	Long-term financing obligation and debt	$968,138

(1)	Finance lease ROU assets are recorded net of accumulated depreciation of $12.4 million as of September 30, 2019.

Other information related to lease terms and discount rates are as follows:

September 30, 2019
Weighted Average Remaining Lease Term
Operating leases	34.1 years
Finance leases	34.0 years
Weighted Average Discount Rate
Operating leases(1)	7.2%
Finance leases	10.2%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost:
Operating lease cost	$7,674	$22,729
Short-term and variable lease cost	1,573	5,211
Finance lease cost:
Interest expense on lease liabilities	24,696	73,931
Amortization of ROU assets	2,628	7,766
Total lease cost	$36,571	$109,637

Supplemental cash flow information related to leases is as follows (in thousands):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,382
Operating cash flows for finance leases	$65,785

Maturities of lease liabilities are summarized as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$8,462	$22,314
2020	19,666	89,246
2021	20,786	90,463
2022	19,784	91,756
2023	19,823	92,990
Thereafter	821,046	3,506,672
Total future minimum lease payments	909,567	3,893,441
Less: amount representing interest	(658,307)	(3,345,270)
Present value of future minimum lease payments	251,260	548,171
Less: current lease obligations	(21,963)	(133)
Plus: residual values - GLPI	—	420,100
Long-term lease obligations	$229,297	$968,138

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

The Company’s consolidated statement of operations presents net revenue disaggregated by type or nature of the good or service (i.e., casino, pari-mutuel, food and beverage, hotel and other, including revenues associated with the Company’s interests in William Hill and The Stars Group Inc. (“TSG”)). A summary of net revenues disaggregated by type of revenue and reportable segment is presented below (amounts in thousands). Refer to Notes 1 and 16 for additional information on the Company’s reportable segments.

	Three Months Ended September 30, 2019
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$62,081	$84,249	$87,331	$129,244	$95,095	$—	$458,000
Food and beverage	32,897	5,570	12,049	16,280	11,639	—	78,435
Hotel	41,352	4,240	6,647	33,039	9,040	—	94,318
Other	15,088	1,807	1,990	7,999	3,636	1,908	32,428
Net revenues	$151,418	$95,866	$108,017	$186,562	$119,410	$1,908	$663,181

	Three Months Ended September 30, 2018
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$60,912	$86,331	$86,153	$113,075	$21,698	$—	$368,169
Food and beverage	27,502	6,867	12,492	9,359	1,933	—	58,153
Hotel	31,583	4,720	6,169	2,308	—	—	44,780
Other	9,095	1,916	1,755	2,980	266	139	16,151
Net revenues	$129,092	$99,834	$106,569	$127,722	$23,897	$139	$487,253

	Nine Months Ended September 30, 2019
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$170,980	$254,641	$291,552	$378,246	$290,429	$—	$1,385,848
Food and beverage	90,084	17,553	39,815	45,960	35,660	—	229,072
Hotel	102,804	11,962	19,822	77,372	25,533	—	237,493
Other	33,373	5,734	6,480	21,671	11,053	5,401	83,712
Net revenues	$397,241	$289,890	$357,669	$523,249	$362,675	$5,401	$1,936,125

	Nine Months Ended September 30, 2018
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$168,342	$262,138	$278,655	$329,584	$21,698	$—	$1,060,417
Food and beverage	76,524	20,527	38,936	26,724	1,933	—	164,644
Hotel	77,234	12,775	18,462	5,976	—	—	114,447
Other	24,450	5,795	5,559	8,292	266	377	44,739
Net revenues	$346,550	$301,235	$341,612	$370,576	$23,897	$377	$1,384,247

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

The following table summarizes the activity related to contract and contract-related liabilities (in thousands):

	Outstanding Chip Liability		Player Loyalty Liability		Customer Deposits and Other Deferred Revenue
	2019	2018	2019	2018	2019	2018
Balance at January 1	$8,930	$4,743	$17,639	$11,752	$27,588	$5,487
Balance at September 30	8,494	5,481	14,122	11,189	172,631	4,764
Increase / (decrease)	$(436)	$738	$(3,517)	$(563)	$145,043	$(723)

The September 30, 2019 balances exclude liabilities related to assets held for sale recorded in 2019 (see Note 5).  The change in customer deposits and other deferred revenue during the nine months ended September 30, 2019 is primarily attributed to the Company’s interests in William Hill, which is recorded in other long-term liabilities on the Consolidated Balance Sheets (see Note 7).

Note 4. Purchase Price Accounting and Pro Forma Information

Tropicana

Acquisition Summary

On April 15, 2018, the Company announced that it had entered into a definitive agreement to acquire Tropicana in a cash transaction valued at $1.9 billion. At the closing of the transaction on October 1, 2018, a subsidiary of the Company merged into Tropicana and Tropicana became a wholly-owned subsidiary of the Company. Immediately prior to the merger, Tropicana sold Tropicana Aruba Resort and Casino and Gaming and Leisure Properties, Inc. (“GLPI”) acquired substantially all of Tropicana’s real estate, other than the real estate underlying MontBleu and Lumière, for approximately $964 million. The Company acquired Tropicana’s operations and certain real estate for $927.3 million. Substantially concurrently with the acquisition of the real estate portfolio by GLPI, the Company also entered into a triple net master lease with GLPI (the “Master Lease”) (see Note 10). The Company funded the purchase of the real estate underlying Lumière with the proceeds of a $246 million loan (see Note 11) and funded the remaining consideration payable with cash on hand at the Company and Tropicana, borrowings under the Company’s revolving credit facility and proceeds from the Company’s offering of $600 million in aggregate principal amount of 6% senior notes due 2026.

Transaction expenses related to the Tropicana Acquisition totaled $0.8 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively, and $3.3 million and $5.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Final Purchase Price Accounting - Tropicana

The total purchase consideration for the Tropicana Acquisition was $927.3 million. The purchase consideration in the acquisition was determined with reference to its acquisition date fair value.

Purchase consideration calculation (dollars in thousands)
Cash consideration paid	$640,000
Lumière Loan	246,000
Cash paid to retire Tropicana's long-term debt	35,000
ERI portion of taxes due	6,333
Purchase consideration	$927,333

The fair values are based on management’s analysis including work performed by third party valuation specialists. The following table summarizes the final allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Tropicana, with the excess recorded as goodwill as of September 30, 2019 (dollars in thousands):

Current and other assets	$178,581
Property and equipment	436,416
Property subject to the financing obligation	957,300
Goodwill	211,232
Intangible assets (i)	247,976
Other noncurrent assets	54,570
Total assets	2,086,075
Current liabilities	(174,847)
Financing obligation to GLPI	(957,300)
Noncurrent liabilities	(26,595)
Total liabilities	(1,158,742)
Net assets acquired	$927,333

(i)	Intangible assets consist of gaming licenses valued at $124.9 million, trade names valued at $67.1 million and player loyalty programs valued at $55.9 million.

During the three months ended September 30, 2019, the Company finalized its valuation procedures and adjusted the Tropicana preliminary purchase price accounting, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018, to their final values. The net impact of these changes was a $9.3 million decrease to goodwill. Changes included a $16.3 million increase to other noncurrent assets primarily related to certain long-term receivables offset by $7.0 million of other immaterial changes to liabilities.

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

Trade names were valued using the relief from royalty method, which presumes that without ownership of such trademarks, the Company would have to make a stream of payments to a brand or franchise owner in return for the right to use their name. By virtue of this asset, the Company avoids any such payments and records the related intangible value of the Company’s ownership of the brand name. The primary assumptions in the valuation included revenue, pre-tax royalty rate, and tax expense. The Company has assigned an indefinite useful life to the trade names after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the Company’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets.

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

For the period from January 1, 2019 through September 30, 2019, Tropicana generated net revenues of $643.8 million and net income of $14.7 million.

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

Transaction expenses related to the Elgin Acquisition totaled $0.1 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively and $0.1 million and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The fair values are based on management’s analysis including work performed by third party valuation specialists. No changes were recorded during the nine months ended September 30, 2019.  The following table summarizes the allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Elgin, with the excess recorded as goodwill as of September 30, 2019 (dollars in thousands):

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

Valuation methodologies under both a market and income approach used for the identifiable net assets acquired in the Elgin Acquisition made use of Level 3 inputs including discounted cash flows.

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

For the period from January 1, 2019 through September 30, 2019, Elgin generated net revenues of $115.7 million and net income of $17.4 million.

Unaudited Pro Forma Information

Tropicana

The following unaudited pro forma information presents the results of operations of the Company for the nine months ended September 30, 2018, as if only the Tropicana Acquisition had occurred on January 1, 2017 (in thousands).

Nine Months Ended
September 30, 2018
Net operating revenues	$2,063,604
Net income	78,730

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

Elgin

The following unaudited pro forma information presents the results of operations of the Company for the nine months ended September 30, 2018, as if only the Elgin Acquisition had occurred on January 1, 2017 (in thousands).

Nine Months Ended
September 30, 2018
Net operating revenues	$1,481,188
Net income	108,461

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

Note 5. Assets Held for Sale

Twin River Worldwide Holdings, Inc.

On July 10, 2019, the Company entered into a definitive agreement to sell the equity interests of Rainbow Casino Vicksburg Partnership, L.P. and IOC-Kansas City, L.L.C., the entities that hold Lady Luck Casino Vicksburg and Isle of Capri Casino Kansas City, to Twin River Worldwide Holdings, Inc. for approximately $230 million, subject to a working capital adjustment.

Century Casinos, Inc.

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

The sales of Mountaineer, Cape Girardeau, Caruthersville, Kansas City and Vicksburg met the requirements for presentation as assets held for sale under generally accepted accounting principles as of September 30, 2019. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations.

The divestitures are subject to receipt of required regulatory approvals and other customary closing conditions. The divestitures are expected to close in early 2020 subject to satisfaction of closing conditions.

The assets and liabilities held for sale, accounted for at carrying value as it was lower than fair value, were as follows as of September 30, 2019 (in thousands):

	September 30, 2019
	Mountaineer	Cape Girardeau	Caruthersville	Kansas City	Vicksburg	Total
Assets:
Accounts receivable, net	$3,122	$327	$159	$240	$72	$3,920
Due from affiliates	106	—	—	—	—	106
Inventories	1,058	716	233	46	131	2,184
Right-of-use assets	341	148	7	41,389	—	41,885
Prepaid expenses and other	14,583	294	148	273	4,210	19,508
Property and equipment, net	66,284	77,007	15,323	38,724	31,287	228,625
Goodwill	3,854	18,790	18,276	39,623	8,806	89,349
Other intangibles, net	44,400	27,788	55,145	90,329	2,708	220,370
Assets held for sale	$133,748	$125,070	$89,291	$210,624	$47,214	$605,947

Liabilities:
Accounts payable	$409	$495	$252	$206	$169	$1,531
Accrued payroll and related	1,131	531	250	435	234	2,581
Accrued property and other taxes	1,137	952	299	484	753	3,625
Short-term lease obligation	171	54	6	3,057	—	3,288
Long-term lease obligation	170	94	1	38,332	—	38,597
Accrued other liabilities	2,917	1,269	567	1,392	291	6,436
Liabilities related to assets held for sale	$5,935	$3,395	$1,375	$43,906	$1,447	$56,058

The following information presents the net operating revenues and net income for the Company’s properties that are held for sale (in thousands):

	Three Months ended September 30, 2019
	Mountaineer	Cape Girardeau	Caruthersville	Kansas City	Vicksburg
Net operating revenues	$32,658	$14,097	$8,821	$15,278	$5,006
Net income (loss)	3,205	2,165	1,317	2,672	(401)

	Nine Months ended September 30, 2019
	Mountaineer	Cape Girardeau	Caruthersville	Kansas City	Vicksburg
Net operating revenues	$95,530	$43,839	$26,399	$47,677	$15,573
Net income (loss)	7,242	5,857	5,004	7,701	(1,195)

Churchill Downs Incorporated

On February 28, 2018, the Company entered into definitive agreements to sell substantially all of the assets and liabilities of Presque Isle Downs and Vicksburg to Churchill Downs Incorporated (“CDI”). Under the terms of the agreements, CDI agreed to purchase Presque Isle Downs for approximately $178.9 million and Vicksburg for approximately $50.6 million, in each case subject to a customary working capital adjustment. In conjunction with the classification of Vicksburg’s operations as assets held for sale at June 30, 2018 as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds.

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

The sale of Presque Isle Downs closed on January 11, 2019 resulting in a gain on sale of $22.1 million, net of final working capital adjustments, for the nine months ended September 30, 2019. The sale of Nemacolin closed on March 8, 2019 resulting in a gain on sale of $0.1 million, net of final working capital adjustments, for the nine months ended September 30, 2019.

Prior to the respective closing dates, the divestitures of Nemacolin and Presque Isle Downs, both of which were reported in the East segment, met the requirements for presentation as assets held for sale under generally accepted accounting principles. However, they did not meet the requirements for presentation as discontinued operations. Due to the termination of the Vicksburg sale, Vicksburg was no longer presented as an asset held for sale as of December 31, 2018.

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

The following information presents the net operating revenues and net income (loss) of Presque Isle Downs and Nemacolin prior to the respective divestitures (in thousands):

	Three Months ended September 30, 2018		Nine Months ended September 30, 2018
	Presque Isle Downs	Nemacolin	Presque Isle Downs	Nemacolin
Net operating revenues	$37,685	$8,866	$107,738	$25,799
Net income (loss)	5,713	(2,745)	11,909	(3,213)

	Nine Months ended September 30, 2019
	Presque Isle Downs	Nemacolin
Net operating revenues	$3,235	$4,836
Net loss	(42)	(754)

These amounts include historical operating results, adjusted to eliminate the internal allocation of interest expense that was not be assumed by the buyer.

Note 6. Stock-Based Compensation and Stockholders’ Equity

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

The Company acquired 223,823 shares of common stock at an aggregate value of $9.1 million and an average of $40.80 per share during the year ended December 31, 2018. No shares were repurchased during the nine months ended September 30, 2019.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense in the accompanying Consolidated Statements of Income totaled $4.3 million and $2.5 million during the three months ended September 30, 2019 and 2018, respectively, and $15.7 million and $9.6 million during the nine months ended September 30, 2019 and 2018, respectively. These amounts are included in corporate expenses and, in the case of certain property positions, general and administrative expenses in the Company’s Consolidated Statements of Income. We recognized an increase in income tax expense of $21 thousand for the three months ended September 30, 2019, related to stock-based compensation. We recognized a reduction in income tax expense of $0.4 million for the three months ended September 30, 2018, for excess tax benefits related to stock-based compensation. We recognized a reduction in income tax expense of $1.3 million and $4.9 million during the nine months ended September 30, 2019 and 2018, respectively, for excess tax benefits related to stock-based compensation.

A summary of the restricted stock unit (RSU) activity for the nine months ended September 30, 2019 is presented in the following table:

	Restricted Stock Units
	Units	Weighted- Average Grant Date Fair Value
		(in millions)
Unvested outstanding as of December 31, 2018	1,283,372	$23.93
Granted (1)	457,941	45.23
Vested	(520,183)	18.69
Forfeited	(19,453)	23.79
Unvested outstanding as of September 30, 2019	1,201,677	$34.26

(1)	Included are 30,135 RSUs granted to non-employee members of the Board of Directors during the nine months ended September 30, 2019.

As of September 30, 2019 and 2018, the Company had $22.6 million and $11.8 million, respectively, of unrecognized compensation expense. The RSUs are expected to be recognized over a weighted-average period of 1.48 years and 1.15 years, respectively.

There was no ERI stock option activity for the nine months ended September 30, 2019. Outstanding options as of September 30, 2019 totaled 135,956, of which 125,331 options were exercisable.

Note 7. Investments in and Advances to Unconsolidated Affiliates

Pompano Joint Venture

In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. The Company and Cordish have made cash contributions of $500,000 each and could be required to make additional contributions to a maximum of $2.0 million ($1.0 million per member) at the request of the managing member. The Company has agreed to contribute approximately 130 to 200 acres of land to the joint venture for the project. While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which is included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Income. At September 30, 2019 and December 31, 2018, the Company’s investment in the joint venture including contributions and capitalized professional costs totaled $1.1 million and $0.6 million, respectively, recorded in investment in and advances to unconsolidated affiliates on the Consolidated Balance Sheets.

William Hill

In September 2018, the Company entered into a 25-year agreement, which became effective January 29, 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which the Company (i) granted to William Hill the right to conduct betting activities in retail channels and under the Company’s first skin and third skin for online channels with respect to the Company’s current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing the Company’s second skin available with respect to properties in such territories.  Pursuant to the terms of the agreement, in January 2019 the Company received a 20% ownership interest in William Hill US as well as 13.4 million ordinary shares of William Hill PLC, which carry certain time restrictions on when they can be sold. Additionally, the Company receives a profit share from the operations of betting and other gaming activities associated with the Company’s properties. “Skin” in the context of this agreement refers to Eldorado’s ability to grant to William Hill an online channel that allows William Hill to operate online casino and sports gaming activities in reliance on, and utilizing the benefit of, any licenses granted to Eldorado or its subsidiaries. As of September 30, 2019, based on the Company’s existing sportsbook operations with William Hill, the Company’s receivable from William Hill totaled $2.7 million including $0.1 million in assets held for sale, the remaining balance is reflected in due from affiliates on the Consolidated Balance Sheets.

The Company is accounting for its investment in William Hill US under the equity method. The fair value of the Company’s initial investment in William Hill US of $128.9 million at January 29, 2019 was determined using Level 3 inputs. As of September 30, 2019, the carrying value of the Company’s interest in William Hill US was $127.5 million recorded in investment in and advances to unconsolidated affiliates on the Consolidated Balance Sheets.

As of September 30, 2019, the fair value of the William Hill PLC shares totaled $27.1 million, net of an unrealized loss of $0.2 million, and included in other assets, net on the Consolidated Balance Sheets. The Company also recorded deferred revenue associated with the William Hill US and William Hill PLC shares and is recognizing revenue on a straight-line basis over the 25-year agreement term. The Company recognized revenue of $1.5 million and $3.9 million during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the balance of the William Hill deferred revenue totaled $143.6 million and is recorded in other long-term liabilities on the Consolidated Balance Sheets.

Note 8. Intangible Assets, net and Other Long-Term Assets

Other and intangible assets, net, include the following amounts (in thousands):

	September 30,	December 31,
	2019	2018	Useful Life
Goodwill	$909,717	$1,008,316	Indefinite

Gaming licenses	$893,271	$1,090,682	Indefinite
Trade names	165,479	187,929	Indefinite
Player loyalty programs	97,035	105,005	3 - 4 years
Subtotal	1,155,785	1,383,616
Accumulated amortization player loyalty programs	(36,930)	(21,610)
Total gaming licenses and other intangible assets, net	$1,118,855	$1,362,006

Gaming licenses represent intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. These gaming license rights are not subject to amortization as the Company has determined that they have indefinite useful lives.

Amortization expense with respect to player loyalty programs for the three months ended September 30, 2019 and 2018 totaled $7.6 million and $2.4 million, respectively, and $22.8 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively, which is included in depreciation and amortization in the Consolidated Statements of Income. Such amortization expense is expected to be $7.7 million for the remainder of 2019 and $27.4 million, $21.2 million and $4.2 million for the years ended December 31, 2020, 2021 and 2022, respectively.

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

The September 30, 2019 balances exclude assets held for sale recorded in 2019 (see Note 5), as well as the assets associated with the Presque Isle Downs and Nemacolin divestitures, which accounts for the changes in goodwill and indefinite-lived intangible assets.

Other Assets, Net

Other assets, net, include the following amounts (in thousands):

	September 30,	December 31,
	2019	2018
CRDA bonds and deposits, net	$4,974	$6,694
Unamortized debt issuance costs - Revolving Credit Facility	7,903	9,533
Non-operating real property	1,957	17,880
Long-term prepaid rent	—	20,198
Restricted cash and investments	36,761	15,064
Other	27,284	14,077
Total other assets, net	$78,879	$83,446

The Casino Reinvestment Development Authority (“CRDA”) bonds have various contractual maturities that range up to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights. The Company treats CRDA bonds as held-to-maturity since the Company has the ability and the intent to hold these bonds to maturity and under the CRDA, the Company is not permitted to do otherwise. The Company analyzes the CRDA bonds for recoverability on a quarterly basis based on management's historical collection experience and other information received from the CRDA. If indications exist that the CRDA bond is impaired, additional valuation allowances are recorded.

Non-operating real property consists principally of land and undeveloped properties for which the Company has designated as non-operating and has declared its intent to sell such assets. As a result of a pending sale offer for certain non-operating real property located in Pennsylvania, the Company recognized an impairment charge of $1.0 million for the nine months ended September 30, 2019. Non-operating land totaling $9.8 million associated with Mountaineer is included in assets held for sale as of September 30, 2019.

Approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated is subject to a lease with the City of Evansville, Indiana. Under the terms of the agreement, a pre-payment of lease rent of $25 million was due at the commencement of the construction project. The prepayments will be applied against future rent in equal monthly amounts over a period of 120 months which commenced upon the opening of the property in January 2018.  The current term of the lease expires November 30, 2027. As of December 31, 2018, this prepaid rent was included in long-term prepaid rent. However, upon adoption of the new lease accounting guidance the prepaid rent is now included with the Company’s ROU assets.

In September 2018, we entered into a 25-year agreement, which became effective January 2019, with William Hill pursuant to which we received 13.4 million ordinary shares of William Hill PLC which carry certain time restrictions on when they can be sold. As of September 30, 2019, the fair value of the William Hill PLC shares totaled $27.1 million, net of an unrealized loss of $0.2 million, and is included in other assets, net on the Consolidated Balance Sheets.

Note 9. Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

For the three and nine months ended September 30, 2019, the Company’s tax expense was $18.1 million and $38.9 million, respectively, and for the three and nine months ended September 30, 2018, the Company’s tax expense was $20.0 million and $31.3 million, respectively. For the three and nine months ended September 30, 2019, the difference between the effective rate and the statutory rate is attributed primarily to excess tax benefits associated with stock compensation, state and local income taxes and changes in the valuation allowance. For the three and nine months ended September 30, 2018, the difference between the effective rate and the statutory rate is attributed primarily to non-deductible expenses and state and local income taxes.

As of September 30, 2019, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The future minimum payments related to the Master Lease financing obligation with GLPI at September 30, 2019 were as follows (in thousands):

2019 (excluding the nine months ended September 30, 2019)	$22,214
2020	89,168
2021	90,417
2022	91,691
2023	92,990
Thereafter	3,506,672
Total future payments	3,893,152
Less: amounts representing interest at 10.2%	(3,345,270)
Plus: residual values	420,100
Financing obligation to GLPI	$967,982

Total payments and interest expense related to the Master Lease were $21.9 million and $24.6 million, respectively, for the three months ended September 30, 2019, and $65.7 million and $73.8 million, respectively, for the nine months ended September 30, 2019. For the initial periods of the Master Lease, cash payments are less than the interest expense recognized, which causes the failed sale-leaseback obligation to increase during the initial years of the lease term.

The Master Lease contains certain covenants, including minimum capital improvement expenditures. As of September 30, 2019, we were in compliance with all of the covenants under the Master Lease.

Note 11. Long-Term Debt

Long‑term debt consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Term Loan	$886,750	$956,750
Less: Unamortized discount and debt issuance costs	(14,968)	(18,426)
Net	871,782	938,324
6% Senior Notes due 2026	600,000	600,000
Less: Unamortized debt issuance costs	(18,487)	(19,630)
Net	581,513	580,370
6% Senior Notes due 2025	875,000	875,000
Plus: Unamortized debt premium	21,049	23,491
Less: Unamortized debt issuance costs	(16,570)	(18,405)
Net	879,479	880,086
7% Senior Notes due 2023	375,000	375,000
Less: Unamortized discount and debt issuance costs	(5,239)	(6,075)
Net	369,761	368,925
Revolving Credit Facility	—	245,000
Lumière Loan	246,000	246,000
Long-term notes and other payables	2,658	3,030
Less: Current portion	(238)	(462)
Total long-term debt	$2,950,955	$3,261,273

Amortization of the debt issuance costs and the discount and/or premium associated with our indebtedness totaled $1.9 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively, and $5.7 million and $3.8 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

Scheduled maturities of long‑term debt are $0.1 million for the remainder of 2019, $246.2 million in 2020, $0.2 million in 2021, $0.2 million in 2022, $375.1 million in 2023, and $2.4 billion thereafter.

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

As of September 30, 2019, the Company had $886.8 million outstanding on the Term Loan and no outstanding balance under the Revolving Credit Facility. The Company had $483.7 million of available borrowing capacity, after consideration of $16.3 million in outstanding letters of credit under its Revolving Credit Facility as of September 30, 2019. The Company applied approximately $150.0 million of proceeds from the sale of Presque Isle Downs to repay amounts outstanding under the Revolving Credit Facility.  Pursuant to the terms of the indentures governing the Company’s senior notes, the Company will be required to make an offer to purchase a portion of its outstanding senior notes with the excess proceeds from such sale unless it applies the net proceeds of such sale to either permanently repay outstanding indebtedness or make specified acquisitions or capital expenditures within 365 days of the sale of Presque Isle Downs. The Company anticipates applying the proceeds of the Presque Isle Downs sale to permanently repay indebtedness and make qualifying capital expenditures prior to the anniversary of the sale.

The interest rate per annum applicable to loans under the Revolving Credit Facility are, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin from 0.75% to 1.50%, the margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25%, or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00%. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. As of September 30, 2019, the weighted average interest rate on the Term Loan was 4.31%.

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

Lumière Loan

We borrowed $246 million from GLPI to fund the purchase price of the real estate underlying Lumière. The Lumière Loan bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until October 1, 2020, and matures on October 1, 2020. The Lumière Loan was secured by a first priority mortgage on the Lumière real property that was released pursuant to its terms on October 1, 2019. In connection with the issuance of the Lumière Loan, we agreed to use our commercially reasonable efforts to transfer one or more of the Grand Victoria Casino, Isle Casino Bettendorf, Isle Casino Hotel Waterloo, Isle of Capri Lula, Lady Luck Casino Vicksburg and Mountaineer Casino, Racetrack and Resort or such other property or properties mutually acceptable to us and GLPI, provided that the aggregate value of such property, individually or collectively, is at least $246 million (the “Replacement Property”), to GLPI with a simultaneous leaseback to us of such Replacement Property. In connection with such Replacement Property sale, (i) we and GLPI will enter into an amendment to the Master Lease to revise the economic terms to include the Replacement Property, (ii) GLPI, or one of its affiliates, will assume the Lumière Loan and Tropicana St. Louis RE’s obligations under the Lumière Loan in consideration of the acquisition of the Replacement Property and our obligations under the Lumière Loan will be deemed to have been satisfied, and (iii) in the event the value of the Replacement Property is greater than the our outstanding obligations under the Lumière Loan, GLPI will pay us the difference between the value of the Replacement Property and the amount of outstanding obligations under the Lumière Loan. If such Replacement Property transaction is not consummated prior to the maturity date of the Lumière Loan, other than as a result of certain failures to perform by GLPI, then the amounts outstanding will be paid in full and the rent under the Master Lease will automatically increase, subject to certain escalations.

Debt Covenant Compliance

As of September 30, 2019, we were in compliance with all of the covenants under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026, the Credit Facility and the Lumière Loan.

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

Acquisition‑Related Contingent Considerations: Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn-out provisions. Acquisition related contingent consideration of $0.4 million and $0.5 million is included in accrued other liabilities on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.

Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$13,857	$2,221	$42,925	$59,003
Marketable securities	12,665	7,768	—	20,433

Liabilities:
Other liabilities related to restricted investments	—	—	7,903	7,903

	December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$19,481	$4,467	$16,008	$39,956
Marketable securities	9,515	7,442	—	16,957

The change in restricted cash and investments valued using Level 3 inputs for the nine months ended September 30, 2019 is as follows:

	Level 3 Investments	Level 3 Other Liabilities
Fair value of investment and liabilities at December 31, 2018	$16,008	$—
Value of additional investment received	27,329	8,774
Unrealized loss	(412)	(871)
Fair value at September 30, 2019	$42,925	$7,903

In November 2018, we entered into a 20-year agreement with TSG pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses. Pursuant to the terms of the TSG agreement, we received 1.1 million TSG common shares, and an additional $5.0 million in TSG common shares became payable to us upon TSG’s exercise of its first option, which shares we expect to receive in the fourth quarter of 2019. We may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in our markets. The initial 1.1 million TSG common shares are subject to a restriction on transfer and may not be sold until November 2019, and the TSG common shares that are payable to us in connection with TSG’s exercise of its first option may not be sold for a period of one year from the date such shares are issued.

At September 30, 2019, the fair value of the Company’s shares of TSG totaled $15.8 million and is included in restricted cash and investments on the Consolidated Balance Sheets. Upon entry into the TSG agreement, the Company also recorded deferred revenue associated with the shares received and recognized revenue of $0.3 million and $1.0 million during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the balance of the TSG deferred revenue totaled $17.7 million and is recorded in other long-term liabilities on the Consolidated Balance Sheets. As part of the agreement with William Hill (see Note 7), the Company is obligated to pay William Hill US 50% of the proceeds received from selling the TSG shares. At September 30, 2019, the estimated obligation was $7.9 million and is included in accrued other liabilities on the Consolidated Balance Sheets.

There were no transfers between Level 1 and Level 2 investments.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
7% Senior Notes due 2023	$369,761	$392,813	$368,925	$385,312
6% Senior Notes due 2025	879,479	923,125	880,086	840,000
6% Senior Notes due 2026	581,513	660,000	580,370	567,000
Term Loan	871,783	884,533	938,324	916,088
Revolving Credit Facility	—	—	245,000	245,000
Lumière Loan	246,000	246,000	246,000	246,000
Other long-term debt	2,657	2,657	3,030	3,030

Note 13. Earnings per Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income available to common stockholders	$37,055	$37,704	$94,220	$95,355
Shares outstanding:
Weighted average shares outstanding – basic	77,721,353	77,522,664	77,657,553	77,445,611
Effect of dilutive securities:
Stock options	103,337	93,530	105,036	125,861
RSUs	625,057	667,394	825,928	636,568
Weighted average shares outstanding – diluted	78,449,747	78,283,588	78,588,517	78,208,040
Net income per common share attributable to common stockholders – basic:	$0.48	$0.49	$1.21	$1.23
Net income per common share attributable to common stockholders – diluted:	$0.47	$0.48	$1.20	$1.22

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

As of November 6, 2019, eight putative class action lawsuits have been filed in connection with the Merger.  The Company has been named as a party in three of such actions: Stein v. Caesars Entertainment Corp., et al, Civil Action No. 1:19-cv-01656, United States District Court for the District of Delaware (9/5/2019), Romaniuk v. Caesars Entertainment Corp., et al, Civil Action No 1:19-cv-17871, United States District Court for the District of New Jersey (9/11/2019), and Biasi v. Caesars Entertainment Corp., et al, Civil Action No. 1:19-cv-08547, United States District Court for the Southern District of New York (9/13/2019).  In general, the complaints assert claims under sections 14(a), 20(a) and Rule 14a-9 of the Securities Exchange Act of 1934 challenging the adequacy of certain disclosures in the joint proxy statement/prospectus filed in connection with the Merger.  In addition, one of the complaints, in which the Company has not been named a party, alleges state law breach of fiduciary duty claims against the Caesars directors.  The complaints seek, among other relief, an injunction preventing consummation of the Merger, damages in the event that the Merger is consummated and attorneys’ fees.   The Company intends to vigorously defend itself against these claims.

On September 23, 2019, the Company and certain of its officers were named as defendants in a putative class action complaint filed in the United States District Court for the District of New Jersey and captioned as Elberts v. Eldorado Resorts, Inc., Case No. 2:19-cv-18230-SRC-CLW.  The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated under the Securities Exchange Act of 1934.  The complaint alleges that the Company made material misstatements and/or omissions during the period from March 1, 2019 through September 2, 2019.  The allegations relate to the subpoenas that certain of the Company’s directors and officers received from the SEC, which have been previously disclosed in the proxy statement/prospectus filed by the Company relating to the pending transaction with Caesars. The complaint seeks unspecified damages on behalf of all persons and entities who purchased the Company’s securities during the period from March 1, 2019 through September 2, 2019. The Company intends to vigorously defend itself against these claims.

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

Note 15. Related Affiliates

REI

As of September 30, 2019, Recreational Enterprises, Inc. (“REI”) owned approximately 14.4% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. As such, the Carano family has the ability to significantly influence the affairs of the Company. During the three and nine months ended September 30, 2019 and 2018, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives, and the CSY Lease listed below.

C. S. & Y. Associates

The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Rent pursuant to the CSY Lease is $0.6 million annually and paid quarterly during the year. As of September 30, 2019 and December 31, 2018, there were no amounts due to or from C.S. & Y. Associates.

Note 16. Segment Information

The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Elgin and Tropicana acquisitions, the Company’s principal operating activities occurred in four geographic regions and reportable segments. As referenced in Note 1, following the Elgin and Tropicana acquisitions a fifth segment, Central, was added in the third quarter of 2018. The reportable segments are based on the similar characteristics of the operating segments within the regions in which they operate. See Note 1 for a summary of these segments.

The following table sets forth, for the periods indicated, certain operating data for our five reportable segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues and expenses
West:
Net operating revenues	$151,418	$129,092	$397,241	$346,550
Depreciation and amortization	13,935	9,476	40,585	27,045
Operating income	35,358	31,894	66,772	63,898
Midwest:
Net operating revenues	95,866	99,834	289,890	301,235
Depreciation and amortization	4,515	8,605	20,650	24,654
Operating income	30,221	26,637	87,066	80,725
South:
Net operating revenues	108,017	106,569	357,669	341,612
Depreciation and amortization	9,000	9,703	29,865	26,343
Operating income	15,185	16,176	61,723	50,099
East:
Net operating revenues	186,562	127,722	523,249	370,576
Depreciation and amortization	11,630	4,486	36,019	15,253
Operating income	45,341	23,637	107,715	67,164
Central:
Net operating revenues	119,410	23,897	362,675	23,897
Depreciation and amortization	11,626	2,215	34,317	2,215
Operating income	25,793	2,868	80,896	2,868
Corporate:
Net operating revenues	1,908	139	5,401	377
Depreciation and amortization	1,886	1,275	5,446	3,694
Operating expense	(26,991)	(9,443)	(53,111)	(41,377)
Total Reportable Segments
Net operating revenues	$663,181	$487,253	$1,936,125	$1,384,247
Depreciation and amortization	$52,592	$35,760	$166,882	$99,204
Operating income	$124,907	$91,769	$351,061	$223,377
Reconciliations to consolidated net income:
Operating income	$124,907	$91,769	$351,061	$223,377
Unallocated income and expenses:
Interest expense, net	(71,897)	(34,085)	(217,205)	(96,579)
Loss on early retirement of debt, net	(1,204)	—	(1,204)	(162)
Unrealized gain on restricted investments	3,318	—	460	—
Provision for income taxes	(18,069)	(19,980)	(38,892)	(31,281)
Net income	$37,055	$37,704	$94,220	$95,355

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Capital Expenditures, Net
West	$67,787	$49,060
Midwest	11,175	14,516
South	15,035	12,307
East	28,280	8,953
Central	8,521	237
Corporate	4,218	4,009
Total	$135,016	$89,082

	West	Midwest	South	East	Central	Corporate, Other & Eliminations	Total
Balance sheet as of September 30, 2019	(in thousands)
Total assets	$1,862,752	$1,327,369	$1,161,263	$2,006,147	$1,540,086	$(1,816,376)	$6,081,241
Goodwill	220,934	246,056	204,791	162,816	75,120	—	909,717

Balance sheet as of December 31, 2018
Total assets	$1,710,375	$1,245,521	$1,068,258	$2,166,730	$1,457,961	$(1,737,383)	$5,911,462
Goodwill	220,861	322,745	213,150	177,486	74,074	—	1,008,316

Note 17. Consolidating Condensed Financial Information

Certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026 and Credit Facility.

As of September 30, 2019, following wholly-owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026 and Credit Facility: Isle of Capri Casinos LLC; Eldorado Holdco LLC; Eldorado Resorts LLC; Eldorado Shreveport #1, LLC; Eldorado Shreveport #2, LLC; Eldorado Casino Shreveport Joint Venture; MTR Gaming Group, Inc.; Mountaineer Park, Inc.; Old PID, Inc. (f/k/a Presque Isle Downs, Inc.); Scioto Downs, Inc.; Eldorado Limited Liability Company; Circus and Eldorado Joint Venture, LLC; CC-Reno, LLC; CCR Newco, LLC; Black Hawk Holdings, L.L.C.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; Isle of Capri Black Hawk, L.L.C.; IOC-Black Hawk Distribution Company, LLC; IOC-Black Hawk County, Inc.; Isle of Capri Bettendorf, L.C.; PPI, Inc.; Pompano Park Holdings, L.L.C.; IOC-Lula, Inc.; IOC-Kansas City, Inc.; IOC-Boonville, Inc.; IOC-Caruthersville, LLC; IOC Cape Girardeau, LLC; IOC-Vicksburg, Inc.; IOC-Vicksburg, L.L.C.; Rainbow Casino-Vicksburg Partnership, L.P.; IOC Holdings L.L.C.; St. Charles Gaming Company, L.L.C; Elgin Riverboat Resort–Riverboat Casino; Elgin Holdings I LLC; Elgin Holdings II LLC, PPI Development Holdings LLC; PPI Development LLC; Tropicana Entertainment, Inc.; New Tropicana Holdings, Inc.; New Tropicana OpCo, Inc.; TLH LLC; TropWorld Games LLC; TEI R7 Investment LLC; TEI Management Services LLC; Tropicana St. Louis LLC; TEI (ST. LOUIS RE), LLC; TEI (STLH), LLC; TEI (ES), LLC; Aztar Riverboat Holding Company, LLC; Aztar Indiana Gaming Company, LLC ; New Jazz Enterprises, LLC; Catfish Queen Partnership in Commendam; Centroplex Centre Convention Hotel, L.L.C.; Columbia Properties Tahoe, LLC; MB Development, LLC; Lighthouse Point, LLC; Tropicana Atlantic City Corp.; Tropicana St. Louis RE LLC, Tropicana Laughlin, LLC, ELDO FIT, LLC and CRS ANNEX, LLC. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

The consolidating condensed balance sheet as of September 30, 2019 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$78,612	$864,016	$20,911	$—	$963,539
Intercompany receivables	—	438,466	32,402	(470,868)	—
Investment in and advances to unconsolidated affiliates	127,480	2,316	—	—	129,796
Investments in subsidiaries	3,847,795	—	—	(3,847,795)	—
Property and equipment, net	17,544	2,616,883	684	—	2,635,111
Other assets	72,945	2,299,720	15,868	(35,738)	2,352,795
Total assets	$4,144,376	$6,221,401	$69,865	$(4,354,401)	$6,081,241

Current liabilities	$75,851	$321,286	$17,834	$—	$414,971
Intercompany payables	445,868	—	25,000	(470,868)	—
Long-term financing obligation to GLPI	—	967,982	—	—	967,982
Long-term debt, less current maturities	2,329,800	621,155	—	—	2,950,955
Deferred income tax liabilities	—	260,449	166	(35,738)	224,877
Other liabilities	166,080	229,598	—	—	395,678
Stockholders’ equity	1,126,777	3,820,931	26,865	(3,847,795)	1,126,778
Total liabilities and stockholders’ equity	$4,144,376	$6,221,401	$69,865	$(4,354,401)	$6,081,241

The consolidating condensed balance sheet as of December 31, 2018 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$48,268	$497,309	$27,619	$—	$573,196
Intercompany receivables	—	7,831	28,042	(35,873)	—
Investment in and advances to unconsolidated affiliates	—	1,892	—	—	1,892
Investments in subsidiaries	3,648,961	—	—	(3,648,961)	—
Property and equipment, net	18,555	2,863,311	740	—	2,882,606
Other assets	35,072	2,423,807	26,674	(31,785)	2,453,768
Total assets	$3,750,856	$5,794,150	$83,075	$(3,716,619)	$5,911,462

Current liabilities	$48,579	$328,319	$25,279	$—	$402,177
Intercompany payables	10,873	—	25,000	(35,873)	—
Long-term financing obligation to GLPI	—	959,835	—	—	959,835
Long-term debt, less current maturities	2,640,046	621,193	34	—	3,261,273
Deferred income tax liabilities	—	231,795	—	(31,785)	200,010
Other liabilities	22,206	36,808	—	—	59,014
Stockholders’ equity	1,029,152	3,616,200	32,762	(3,648,961)	1,029,153
Total liabilities and stockholders’ equity	$3,750,856	$5,794,150	$83,075	$(3,716,619)	$5,911,462

The consolidating condensed statement of operations for the three months ended September 30, 2019 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	457,852	$148	$—	$458,000
Non-gaming	1,785	202,018	1,378	—	205,181
Net revenues	1,785	659,870	1,526	—	663,181

Operating expenses:
Gaming and pari-mutuel commissions	—	202,555	—	—	202,555
Non-gaming	—	99,813	—	—	99,813
Marketing and promotions	—	33,291	1	—	33,292
General and administrative	—	122,802	(35)	—	122,767
Corporate	13,490	(541)	65	—	13,014
Management fee	(6,401)	6,401	—	—	—
Depreciation and amortization	1,311	51,225	56	—	52,592
Total operating expenses	8,400	515,546	87	—	524,033

Loss on sale or disposal of property and equipment	—	(284)	—	—	(284)
Transaction expenses	(12,442)	—	—	—	(12,442)
(Loss) income from unconsolidated affiliates	(1,552)	37	—	—	(1,515)
Operating (loss) income	(20,609)	144,077	1,439	—	124,907
Other Expense:
Interest expense, net	(35,600)	(35,948)	(349)	—	(71,897)
Loss on early retirement of debt, net	(1,204)	—	—	—	(1,204)
Unrealized gain on restricted investments	3,318	—	—	—	3,318
Subsidiary income (loss)	71,256	—	—	(71,256)	—
Income (loss) before income taxes	17,161	108,129	1,090	(71,256)	55,124
Income tax benefit (provision)	19,894	(37,633)	(330)	—	(18,069)
Net income (loss)	$37,055	$70,496	$760	$(71,256)	$37,055

The consolidating condensed statement of operations for the three months ended September 30, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$359,897	$8,272	$—	$368,169
Non-gaming	10	116,639	2,435	—	119,084
Net revenues	10	476,536	10,707	—	487,253

Operating expenses:
Gaming and pari-mutuel commissions	—	174,602	5,460	—	180,062
Non-gaming	—	68,046	627	—	68,673
Marketing and promotions	—	22,687	435	—	23,122
General and administrative	—	73,755	1,844	—	75,599
Corporate	8,596	94	527	—	9,217
Impairment charges	—	—	3,787	—	3,787
Management fee	(7,067)	7,067	—	—	—
Depreciation and amortization	923	34,782	55	—	35,760
Total operating expenses	2,452	381,033	12,735	—	396,220

Loss on sale of asset or disposal of property and equipment	—	(101)	(9)	—	(110)
Proceeds from terminated sale	5,000	—	—	—	5,000
Transaction expenses	(4,090)	(1)	—	—	(4,091)
Equity in loss of unconsolidated affiliate	—	(63)	—	—	(63)
Operating (loss) income	(1,532)	95,338	(2,037)	—	91,769
Other Expense:
Interest expense, net	(27,582)	(6,088)	(415)	—	(34,085)
Subsidiary income (loss)	61,964	—	—	(61,964)	—
Income (loss) before income taxes	32,850	89,250	(2,452)	(61,964)	57,684
Income tax benefit (provision)	4,854	(25,778)	944	—	(19,980)
Net income (loss)	$37,704	$63,472	$(1,508)	$(61,964)	$37,704

The consolidating condensed statement of operations for the nine months ended September 30, 2019 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$1,381,231	$4,617	$—	$1,385,848
Non-gaming	4,966	540,394	4,917	—	550,277
Net revenues	4,966	1,921,625	9,534	—	1,936,125

Operating expenses:
Gaming and pari-mutuel commissions	—	612,937	3,164	—	616,101
Non-gaming	—	290,053	400	—	290,453
Marketing and promotions	—	97,422	251	—	97,673
General and administrative	—	358,884	1,202	—	360,086
Corporate	50,352	166	301	—	50,819
Impairment charges	—	958	—	—	958
Management fee	(16,956)	16,956	—	—	—
Depreciation and amortization	3,701	163,125	56	—	166,882
Total operating expenses	37,097	1,540,501	5,374	—	1,582,972

Gain on sale or disposal of property and equipment	409	21,193	66	—	21,668
Transaction expenses	(20,470)	(913)	(245)	—	(21,628)
(Loss) income from unconsolidated affiliates	(2,281)	149	—	—	(2,132)
Operating (loss) income	(54,473)	401,553	3,981	—	351,061
Other Expense:
Interest expense, net	(108,617)	(107,507)	(1,081)	—	(217,205)
Loss on early retirement of debt, net	(1,204)	—	—	—	(1,204)
Unrealized gain on restricted investments	460	—	—	—	460
Subsidiary income (loss)	203,531	—	—	(203,531)	—
Income (loss) before income taxes	39,697	294,046	2,900	(203,531)	133,112
Income tax benefit (provision)	54,523	(92,515)	(900)	—	(38,892)
Net income (loss)	$94,220	$201,531	$2,000	$(203,531)	$94,220

The consolidating condensed statement of operations for the nine months ended September 30, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$1,036,650	$23,767	$—	$1,060,417
Non-gaming	10	316,216	7,604	—	323,830
Net revenues	10	1,352,866	31,371	—	1,384,247

Operating expenses:
Gaming and pari-mutuel commissions	—	503,741	15,817	—	519,558
Non-gaming	—	198,113	2,022	—	200,135
Marketing and promotions	—	64,943	1,312	—	66,255
General and administrative	—	218,054	5,492	—	223,546
Corporate	30,148	751	2,119	—	33,018
Impairment charges	—	9,815	3,787	—	13,602
Management fee	(19,234)	19,234	—	—	—
Depreciation and amortization	2,646	96,180	378	—	99,204
Total operating expenses	13,560	1,110,831	30,927	—	1,155,318

Loss on sale of asset or disposal of property and equipment	—	(386)	(7)	—	(393)
Proceeds from terminated sale	5,000	—	—	—	5,000
Transaction expenses	(9,543)	(500)	—	—	(10,043)
Equity in loss of unconsolidated affiliate	—	(116)	—	—	(116)
Operating (loss) income	(18,093)	241,033	437	—	223,377
Other Expense:
Interest expense, net	(76,927)	(18,293)	(1,359)	—	(96,579)
Loss on early retirement of debt, net	(162)	—	—	—	(162)
Subsidiary income (loss)	166,040	—	—	(166,040)	—
Income (loss) before income taxes	70,858	222,740	(922)	(166,040)	126,636
Income tax benefit (provision)	24,497	(56,519)	741	—	(31,281)
Net income (loss)	$95,355	$166,221	$(181)	$(166,040)	$95,355

The consolidating condensed statement of cash flows for the nine months ended September 30, 2019 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net cash (used in) provided by operating activities	$(83,572)	$342,979	$676	$—	$260,083
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(3,510)	(131,506)	—	—	(135,016)
Sale of restricted investments	—	—	4,962	—	4,962
Proceeds from sale of property and equipment, net of cash sold	33	171,398	(2,070)	—	169,361
Investments in and loans to unconsolidated affiliates	(815)	—	—	—	(815)
Net cash (used in) provided by investing activities	(4,292)	39,892	2,892	—	38,492
FINANCING ACTIVITIES:
Net proceeds from (payments to) related parties	434,993	(430,633)	(4,360)	—	—
Payments on Term Loan	(70,000)	—	—	—	(70,000)
Net payments under Revolving Credit Facility	(245,000)	—	—	—	(245,000)
Debt issuance costs	(458)	—	—	—	(458)
Taxes paid related to net share settlement of equity awards	(7,574)	—	—	—	(7,574)
Dividends received (paid)	—	7,900	(7,900)	—	—
Payments on other long-term payables	(72)	(36)	(264)		(372)
Net cash provided by (used in) financing activities	111,889	(422,769)	(12,524)	—	(323,404)
Increase (decrease) in cash, cash equivalents and restricted cash	24,025	(39,898)	(8,956)	—	(24,829)
Cash, cash equivalents and restricted cash, beginning of period	12,844	222,672	11,175	—	246,691
Cash, cash equivalents and restricted cash, end of period	$36,869	$182,774	$2,219	$—	$221,862

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$36,869	169,819	2,143	$—	$208,831
Restricted cash	—	6,361	76	—	6,437
Restricted and escrow cash included in other noncurrent assets	—	6,594	—	—	6,594
Total cash, cash equivalents and restricted cash	$36,869	$182,774	$2,219	$—	$221,862

The consolidating condensed statement of cash flows for the nine months ended September 30, 2018 is as follows:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net cash (used in) provided by operating activities	$(22,743)	$283,410	$2,781	$—	$263,448
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,620)	(86,405)	(57)	—	(89,082)
Proceeds from sale of property and equipment	—	920	—	—	920
Net cash (used in) provided by business combinations	(328,925)	22,651	—	—	(306,274)
Investment in and loans to unconsolidated affiliates	—	(698)	—	—	(698)
Net cash used in investing activities	(331,545)	(63,532)	(57)	—	(395,134)
FINANCING ACTIVITIES:
Net proceeds from (payments to) related parties	208,772	(214,023)	5,251	—	—
Proceeds from issuance of New Term Loan	—	—	—	—	—
Proceeds from issuance of 6% Senior Notes due 2026	—	—	600,000	—	600,000
Net borrowings under Revolving Credit Facility	180,000	—	—	—	180,000
Debt issuance costs	(5,401)	—	—	—	(5,401)
Taxes paid related to net share settlement of equity awards	(10,601)	—	—	—	(10,601)
Proceeds from exercise of stock options	154	—	—	—	154
Payments on other long-term payables	(67)	(217)	(217)	—	(501)
Net cash provided by (used in) financing activities	372,857	(214,240)	605,034	—	763,651
Increase in cash, cash equivalents and restricted cash	18,569	5,638	607,758	—	631,965
Cash, cash equivalents and restricted cash, beginning of period	13,837	118,483	15,429	—	147,749
Cash, cash equivalents and restricted cash, end of period	$32,406	$124,121	$623,187	$—	$779,714

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$31,688	$122,451	$9,947	$—	$164,086
Restricted cash	718	670	234	—	1,622
Restricted and escrow cash included in other noncurrent assets	—	1,000	613,006	—	614,006
Total cash, cash equivalents and restricted cash	$32,406	$124,121	$623,187	$—	$779,714

Note 18. Pending Acquisitions

Caesars Entertainment Corporation

On June 24, 2019, the Company entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”) with Caesars Entertainment Corporation (“Caesars”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into Caesars, with Caesars surviving as a wholly-owned subsidiary of the Company (the “Merger”). Based on the terms and subject to the conditions set forth in the Merger Agreement, the aggregate consideration payable by the Company in respect of outstanding shares of common stock of Caesars will be (a) an amount of cash equal to (i) the sum of (A) $8.40 plus (B) if applicable closing conditions set forth in the Merger Agreement are not satisfied by March 25, 2020, an amount equal to $0.003333 for each day (provided that such amount will not be payable if the waiting period under the HSR Act has expired or been terminated but (to the extent required) the consents of the holders of Caesars’ 5.00% convertible senior notes due 2024 have not been obtained) from March 25, 2020 until the closing date of the Merger, multiplied by (ii) a number of shares of Caesars common stock equal to (A) 682,161,838 (which includes 8,271,660 shares being held in escrow trust to satisfy unsecured claims pursuant to the Third Amended Joint Plan of Reorganization, filed with the U.S. Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318, which shares are not entitled to vote) plus (B) the number of shares of Caesars common stock (the “Aggregate Caesars Share Amount”) issued after June 24, 2019 and prior to the effective time of the Merger pursuant to the exercise of certain equity awards issued under Caesars stock plans or conversion of Caesars’ outstanding convertible notes and (b) a number of shares of common stock of Eldorado equal to 0.0899 multiplied by the Aggregate Caesars Share Amount (such amount per share of Caesars common stock, the “Merger Consideration”).  Following the consummation of the Merger (assuming that all Caesars convertible notes are converted immediately following consummation of the Merger into $8.40 in cash and 0.0899 shares of common stock of Eldorado for each share of Caesars common stock into which such Caesars convertible notes were convertible immediately prior to the Merger), Eldorado and former Caesars stockholders will hold approximately 51% and 49%, respectively, of the combined company's outstanding shares of common stock.

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

In connection with the execution of the Merger Agreement, on June 24, 2019, the Company entered into a debt financing commitment letter and related fee letters with JPMorgan Chase Bank, N.A., Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC, Macquarie Capital (USA) Inc. and Macquarie Capital Funding LLC (the “Initial Commitment Parties”). On July 19, 2019, the Company entered into an amended and restated commitment letter (the “A&R Commitment Letter”) and related fee letters, which amended and restated the Commitment Letter in its entirety to, among other things, add additional arrangers and lenders, including Bank of America, N.A., BofA Securities, Inc., Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Bank USA, SunTrust Bank, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, KeyBank National Association, KeyBanc Capital Markets Inc., Fifth Third Bank, and Citizens Bank, National Association (together with the Initial Commitment Parties, collectively, the “Commitment Parties”). Pursuant to the A&R Commitment Letter, the Commitment Parties committed to arrange and provide (i) the Company with: (w) a $1,000.0 million senior secured revolving credit facility, (x) a $3,000.0 million senior secured term loan B facility, (y) a $3,600.0 million senior secured 364-day bridge facility and (z) a $1,800.0 million senior unsecured bridge loan facility and (ii) a subsidiary of Caesars with a $2,400.0 million senior secured incremental term loan B facility (collectively, the “Debt Financing”). The proceeds of the Debt Financing will be used (a) to pay all or a portion of the cash consideration payable in the Merger, (b) to refinance all of the Company’s existing syndicated bank credit facilities and outstanding senior notes, (c) to refinance certain of Caesars’ and its subsidiaries’ existing debt, (d) to pay transaction fees and expenses related to the Merger and related transactions and (e) for working capital and general corporate purposes. The availability of the borrowings under the Debt Financing is subject to the satisfaction of certain customary conditions including the substantially concurrent closing of the Merger.

On July 19, 2019, the Company entered into a commitment and engagement letter (as amended, the “Increase Commitment Letter”) and related fee letters to, if elected by the Company, increase the total size of the Debt Financing, including an increase to the senior secured term loan B facility to be arranged on a commercially reasonable efforts basis by the Commitment Parties in an amount to be agreed upon by the parties and an increase to the revolving credit facility by $830.0 million, the proceeds of which, if the Company elects to incur such financing, may be used to refinance certain existing indebtedness of Caesars Resort Collection, LLC and its subsidiaries and for working capital and general corporate purposes upon consummation of the Merger. The Increase Commitment Letter and a related engagement letter also contemplate the possibility of new senior secured and/or senior unsecured notes to be issued by the Company.

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

On September 26, 2019, the Company and VICI entered into definitive Purchase and Sale Agreements to effect the purchase and sale of Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City in connection with the transactions described in clause (i) of the preceding paragraph.

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

Overview

We are a geographically diversified gaming and hospitality company with 26 gaming facilities in 12 states as of September 30, 2019. Our properties, which are located in Ohio, Louisiana, Nevada, New Jersey, West Virginia, Colorado, Florida, Iowa, Mississippi, Illinois, Indiana and Missouri, feature approximately 26,600 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 750 table games and approximately 11,800 hotel rooms. Our primary source of revenue is generated by gaming operations, and we utilize our hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to our properties.

We were founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. In 1993, we partnered with MGM Resorts International to build Silver Legacy Resort Casino, the first mega-themed resort in Reno. In 2005, we acquired our first property outside of Reno when we purchased a casino in Shreveport, Louisiana, now known as Eldorado Shreveport. In September 2014, we merged with MTR Gaming Group, Inc. and acquired its three gaming and racing facilities in Ohio, Pennsylvania and West Virginia. The following year, in November 2015, we acquired Circus Reno and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International. On May 1, 2017, we completed our acquisition of Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”), adding 13 gaming properties to our portfolio. On August 7, 2018, we acquired the Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino (“Elgin”) (the “Elgin Acquisition”). On October 1, 2018, we completed our acquisition of Tropicana Entertainment, Inc. (“Tropicana”), and added seven properties to our portfolio (the “Tropicana Acquisition”). On January 11, 2019 and March 8, 2019, respectively, we closed on our sales of Presque Isle Downs & Casino and Lady Luck Casino Nemacolin, which are both located in Pennsylvania.

The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of September 30, 2019:

Segment	Property	Date Acquired	State
West	Eldorado Resort Casino Reno ("Eldorado Reno")	(a)	Nevada
	Silver Legacy Resort Casino ("Silver Legacy")	(a)	Nevada
	Circus Circus Reno ("Circus Reno")	(a)	Nevada
	MontBleu Casino Resort & Spa ("MontBleu")	October 1, 2018	Nevada
	Tropicana Laughlin Hotel & Casino ("Laughlin")	October 1, 2018	Nevada
	Isle Casino Hotel - Blackhawk ("Isle Black Hawk")	May 1, 2017	Colorado
	Lady Luck Casino - Black Hawk ("Lady Luck Black Hawk")	May 1, 2017	Colorado

Midwest	Isle Casino Waterloo ("Waterloo")	May 1, 2017	Iowa
	Isle Casino Bettendorf ("Bettendorf")	May 1, 2017	Iowa
	Isle of Capri Casino Boonville ("Boonville")	May 1, 2017	Missouri
	Isle Casino Cape Girardeau ("Cape Girardeau")	May 1, 2017 (c)	Missouri
	Lady Luck Casino Caruthersville ("Caruthersville")	May 1, 2017 (c)	Missouri
	Isle of Capri Casino Kansas City ("Kansas City")	May 1, 2017 (c)	Missouri

South	Isle Casino Racing Pompano Park ("Pompano")	May 1, 2017	Florida
	Eldorado Resort Casino Shreveport ("Eldorado Shreveport")	(a)	Louisiana
	Isle of Capri Casino Hotel Lake Charles ("Lake Charles")	May 1, 2017	Louisiana
	Belle of Baton Rouge Casino & Hotel ("Baton Rouge")	October 1, 2018	Louisiana
	Isle of Capri Casino Lula ("Lula")	May 1, 2017	Mississippi
	Lady Luck Casino Vicksburg ("Vicksburg")	May 1, 2017 (c)	Mississippi
	Trop Casino Greenville ("Greenville")	October 1, 2018	Mississippi

East (b)	Eldorado Gaming Scioto Downs ("Scioto Downs")	(a)	Ohio
	Mountaineer Casino, Racetrack & Resort ("Mountaineer")	(a) (c)	West Virginia
	Tropicana Casino and Resort, Atlantic City ("Trop AC")	October 1, 2018	New Jersey

Central	Grand Victoria Casino ("Elgin")	August 7, 2018	Illinois
	Lumière Place Casino ("Lumière")	October 1, 2018	Missouri
	Tropicana Evansville ("Evansville")	October 1, 2018	Indiana

(a)	Property was aggregated into segment prior to January 1, 2016.
(b)	Presque Isle Downs was sold on January 11, 2019 and Nemacolin was sold on March 8, 2019. Both properties were previously reported in the East segment.
(c)	Property currently pending sale (see Note 5).

Acquisitions and Development Opportunities

Caesars Entertainment

On June 24, 2019, we entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”) with Caesars Entertainment Corporation (“Caesars”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into Caesars, with Caesars surviving as a wholly-owned subsidiary of the Company (the “Merger”). On the terms and subject to the conditions set forth in the Merger Agreement, the aggregate consideration paid by the Company in respect of outstanding shares of common stock of Caesars will be (a) an amount of cash equal to (i) the sum of (A) $8.40 plus (B) if the applicable closing conditions set forth in the Merger Agreement are not satisfied by March 25, 2020, an amount equal to $0.003333 for each day (provided that such amount will not be payable if the waiting period under the HSR Act has expired or been terminated but (to the extent required) the consents of the holders of Caesars’ 5.00% convertible senior notes due 2024 have not been obtained) from March 25, 2020 until the closing date of the Merger, multiplied by (ii) a number of shares of Caesars common stock equal to (A) 682,161,838 (which includes 8,271,660 shares being held in escrow trust to satisfy unsecured claims pursuant to the Third Amended Joint Plan of Reorganization, filed with the U.S. Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318, which shares are not entitled to vote) plus (B) the number of shares of Caesars common stock (the “Aggregate Caesars Share Amount”) issued after June 24, 2019 and prior to the effective time of the Merger pursuant to the exercise of certain equity awards issued under Caesars stock plans or conversion of Caesars’ outstanding convertible notes and (b) a number of shares of ERI common stock equal to 0.0899 multiplied by the Aggregate Caesars Share Amount (such amount per share of Caesars common stock, the “Merger Consideration”). Following the consummation of the Merger (assuming that all Caesars convertible notes are converted immediately following consummation of the Merger into $8.40 in cash and 0.0899 shares of common stock of Eldorado for each share of Caesars common stock into which such Caesars convertible notes were convertible immediately prior to the Merger), Eldorado stockholders and former Caesars stockholders will hold approximately 51% and 49%, respectively, of the combined company's outstanding shares of common stock.

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

In connection with execution of the Merger Agreement, on June 24, 2019, we entered into a debt financing commitment letter and related fee letters with JPMorgan Chase Bank, N.A., Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC, Macquarie Capital (USA) Inc. and Macquarie Capital Funding LLC (the “Initial Commitment Parties”). On July 19, 2019, the Company entered into an amended and restated commitment letter (the “A&R Commitment Letter”) and related fee letters, which amended and restated the Commitment Letter in its entirety to, among other things, add additional arrangers and lenders, including Bank of America, N.A., BofA Securities, Inc., Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Bank

USA, SunTrust Bank, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, KeyBank National Association, KeyBanc Capital Markets Inc., Fifth Third Bank, and Citizens Bank, National Association (together with the Initial Commitment Parties, collectively, the “Commitment Parties”). Pursuant to the A&R Commitment Letter, the Commitment Parties committed to arrange and provide (i) the Company with: (w) a $1,000.0 million senior secured revolving credit facility, (x) a $3,000.0 million senior secured term loan B facility, (y) a $3,600.0 million senior secured 364-day bridge facility and (z) a $1,800.0 million senior unsecured bridge loan facility and (ii) a subsidiary of Caesars with a $2,400.0 million senior secured incremental term loan B facility (collectively, the “Debt Financing”). The proceeds of the Debt Financing will be used (a) to pay all or a portion of the cash consideration payable in the Merger, (b) to refinance all of our existing syndicated bank credit facilities and outstanding senior notes, (c) to refinance certain of Caesars’ and its subsidiaries’ existing debt, (d) to pay transaction fees and expenses related to the Merger and related transactions and (e) for working capital and general corporate purposes. The availability of the borrowings under the Debt Financing is subject to the satisfaction of certain customary conditions including the substantially concurrent closing of the Merger.

On July 19, 2019, the Company entered into a commitment and engagement letter (as amended, the “Increase Commitment Letter”) and related fee letters to, if elected by the Company, increase the total size of the Debt Financing, including an increase to the senior secured term loan B facility to be arranged on a commercially reasonable efforts basis by the Commitment Parties in an amount to be agreed upon by the parties and an increase to the revolving credit facility by $830.0 million, the proceeds of which, if the Company elects to incur such financing, may be used to refinance certain existing indebtedness of Caesars Resort Collection, LLC and its subsidiaries and for working capital and general corporate purposes upon consummation of the Merger. The Increase Commitment Letter and a related engagement letter also contemplate the possibility of new senior secured and/or senior unsecured notes to be issued by the Company.

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

On September 26, 2019, the Company and VICI entered into definitive Purchase and Sale Agreements to effect the purchase and sale of Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City in connection with the transactions described in clause (i) of the preceding paragraph.

We expect that the Merger and related transactions will be consummated in the first half of 2020.

William Hill

In September 2018, we entered into a 25-year agreement, which became effective January 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which we (i) granted to William Hill the right to conduct betting activities in retail channels and under our first skin and third skin for online channels with respect to our current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing our second skin available with respect to properties in such territory.  Pursuant to the terms of the agreement, we received a 20% ownership interest in William Hill US valued at approximately $128.9 million as well as 13.4 million ordinary shares of William Hill PLC valued at approximately $27.3 million upon closing of the transaction in January 2019. The Company’s initial equity and the profit and losses attributable to William Hill US are in included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Income. The amortization of deferred revenues associated with the Company’s equity interests totaled $1.3 million and $3.9 million for the three and nine months ended September 30, 2019, respectively, and is included in corporate and other revenues and operating income. Additionally, we receive a profit share from the operations of betting and other gaming activities associated with the Company’s properties, which is included in other property revenues and operating income.

The Stars Group

In November 2018, we entered into a 20-year agreement with The Stars Group Inc. (“TSG”) pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses. Pursuant to the terms of the TSG agreement, we received 1.1 million TSG common shares valued at approximately $18.6 million and an additional $5.0 million in TSG common shares became payable to us upon TSG’s exercise of its first option, which shares we expect to receive in the fourth quarter of 2019. We may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in our markets. Upon the entry into the TSG agreement, the Company also recorded deferred revenue associated with the shares received and recognized revenue of $0.3 million and $0.9 million during the three and nine months ended September 30, 2019, respectively, which is included in corporate and other revenues and operating income.

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

In connection with the purchase of the real estate related to Lumière, GLPI, Tropicana St. Louis RE LLC, a wholly-owned subsidiary of ours (“Tropicana St. Louis RE”), and GLPI entered into a loan agreement, dated as of October 1, 2018 (the “Lumière Loan”), relating to a loan of $246 million by GLPI to Tropicana St. Louis RE to fund the purchase price of the real estate underlying Lumière. The Lumière Loan is guaranteed by us, bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% thereafter and matures on October 1, 2020. The Lumière Loan was secured by a first priority mortgage on the Lumière real estate that was released pursuant to its terms on October 1, 2019. In connection with the issuance of the Lumière Loan, we agreed to use our commercially reasonable efforts to transfer one or more of Elgin, Bettendorf, Waterloo, Lula, Vicksburg and Mountaineer or such other property or properties mutually acceptable to Tropicana St. Louis RE and GLPI, provided that the aggregate value of such property, individually or collectively, is at least $246 million (the “Replacement Property”), to GLPI with a simultaneous leaseback to us of such Replacement Property.  In connection with such Replacement Property sale, (i) we and GLPI will enter into an amendment to the Master Lease to revise the economic terms to include the Replacement Property, (ii) GLPI, or one of its affiliates, will assume the Lumière Loan and Tropicana St. Louis RE’s obligations under the Lumière Loan in consideration of the acquisition of the Replacement Property and our Tropicana St. Louis RE’s obligations under the Lumière Loan will be deemed to have been satisfied and (iii) in the event the value of the Replacement Property is greater than the outstanding obligations of Tropicana St. Louis RE under the Lumière Loan, GLPI will pay Tropicana St. Louis RE the difference between the value of the Replacement Property and the amount of outstanding obligations under the Lumière Loan. If such Replacement Property transaction is not consummated prior to the maturity date of the Lumière Loan, other than as a result of certain failures to perform by GLPI, then the amounts outstanding will be paid in full and the rent under the Master Lease will automatically increase, subject to certain escalations.

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

Divestitures

Twin River Worldwide Holdings, Inc.

On July 10, 2019, we entered into a definitive agreement to sell the equity interests of Rainbow Casino Vicksburg Partnership, L.P. and IOC-Kansas City, L.L.C., the entities that hold Lady Luck Casino Vicksburg and Isle of Capri Casino Kansas City, to Twin River Worldwide Holdings, Inc. for cash consideration of approximately $230 million, subject to a working capital adjustment.

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

The sales of Mountaineer, Cape Girardeau, Caruthersville, Kansas City and Vicksburg met the requirements for presentation as assets held for sale under generally accepted accounting principles as of September 30, 2019. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations.

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

Reportable Segments

The executive decision maker of our company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Our management views each of our properties as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. Prior to our acquisition of Isle, our principal operating activities occurred in three geographic regions: Nevada, Louisiana and parts of the eastern United States. Following the Isle Acquisition, the Company’s principal operating activities occurred in four geographic regions and reportable segments: West, Midwest, South and East. Following the Tropicana Acquisition and Elgin Acquisition, an additional segment, Central, was added increasing our reportable segments to five. See Notes 1 and 16 for a summary of these segments.

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

Summary financial results of Tropicana for the three and nine months ended September 30, 2018 is included in Tropicana’s Quarterly Report on Form 10-Q as filed with the SEC. In conjunction with our acquisition of Tropicana, Tropicana was no longer required to file quarterly and annual reports with the SEC and terminated its registration on October 1, 2018.

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

Key Performance Metrics

Our primary source of revenue is generated by our gaming operations, but we use our hotels, restaurants, bars, entertainment, retail shops, racing, sportsbook offerings and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers visiting and staying at our properties. Key performance metrics include volume indicators such as table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate (“ADR”) are key indicators for our hotel business. Our calculation of ADR consists of the average price of occupied rooms per day including the impact of resort fees and complimentary rooms. Complimentary room rates are determined based on an analysis of retail or cash rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions. Complimentary rooms are treated as occupied rooms in our calculation of hotel occupancy.

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results for the three and nine months ended September 30, 2019 and 2018.

•

Elgin Acquisition – Our results of operations for the three and nine months ended September 30, 2019 include incremental revenues and expenses attributable to Elgin. Transaction expenses related to our acquisition of Elgin totaled $89 thousand and $2.1 million, respectively, for the three months ended September 30, 2019 and 2018, and $134 thousand and $3.4 million, respectively, for the nine months ended September 30, 2019 and 2018.

•

Tropicana Acquisition – Our results of operations for the three and nine months ended September 30, 2019 include incremental revenues and expenses attributable to the seven properties we acquired in our acquisition of Tropicana on October 1, 2018. Transaction expenses related to the Tropicana Acquisition totaled $0.8 million and $2.0 million, respectively, for the three months ended September 30, 2019 and 2018, and $3.3 million and $5.5 million, respectively, for the nine months ended September 30, 2019 and 2018.

•	Isle Acquisition – Transaction expenses related to the Isle Acquisition totaled $1.2 million for the nine months ended September 30, 2018.
•

Master Lease – We account for the Master Lease entered into effective October 1, 2018 with GLPI as a direct financing obligation. As a result, we recorded minimum lease payments and amortization of the direct financing obligation totaling $24.7 million and $73.8 million as interest expense for the three and nine months ended September 30, 2019, respectively.

•

Tropicana Financing – On September 20, 2018 we issued $600 million aggregate principal amount of 6.0% senior notes due 2026. The proceeds from the notes were used to fund the Tropicana Acquisition which closed on October 1, 2018. We incurred $9.0 million and $27.0 million of incremental interest expense associated with the new senior notes for the three and nine months ended September 30, 2019, respectively.

•

William Hill and TSG – The amortization of deferred revenues associated with the William Hill and TSG agreements totaled $1.8 million and $5.0 million for the three and nine months ended September 30, 2019, respectively, and is included in corporate and other revenues and operating income.

•

Divestitures – The sales of Presque Isle Downs and Nemacolin met the requirements for presentation as assets held for sale under generally accepted accounting principles. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the nine months ended September 30, 2019 and 2018 prior to their respective sale closing dates. We closed on the sale of Presque Isle Downs on January 11, 2019 and recorded a gain on sale of approximately $22.1 million for the nine months ended September 30, 2019. We closed on the sale of Nemacolin on March 8, 2019 and recorded a gain on sale of $0.1 million for the nine months ended September 30, 2019.

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

The sales of Mountaineer, Cape Girardeau, Caruthersville, Kansas City and Vicksburg met the requirements for presentation as assets held for sale under generally accepted accounting principles as of September 30, 2019. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations.

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

•

Property Enhancement Capital Expenditures – Property enhancement initiatives and targeted investments that improve our guests’ experiences and elevate our properties’ overall competitiveness in their markets continued throughout 2018 and during the three and nine months ended September 30, 2019.

As part of the continuing evolution of the Reno tri-properties, we built a new 21,000 square foot spa at Silver Legacy which opened in early October 2018. We have substantially renovated every room at Circus Reno and completed the first phase of room renovations at Silver Legacy and Eldorado. We began the second phase of renovations of approximately 1,200 rooms at Silver Legacy and Eldorado in the third quarter of 2019. In Black Hawk we completed our renovation of all 402 hotel rooms and refresh of the casino floor in June 2019. In addition, our joint venture with Cordish continues to make progress on development plans of a new, mixed-use entertainment and hospitality destination anchored by our Isle Casino Racing Pompano Park. At Tropicana Atlantic City, we opened an expansive, new sportsbook in the fourth quarter of 2018.

•

Weather and Construction Disruption – All of our segments were negatively impacted by severe weather, including flooding, during the first half of 2019 compared to the same prior year period. Additionally, our South segment was negatively impacted during the third quarter of 2019 due to hurricane and tropical storm activity. Our West segment was also negatively impacted by disruption to our casino floor and hotel availability associated with renovation projects at our Black Hawk property during the construction period from January to June 2019.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
Net revenues	$663,181	$487,253	36.1%	$1,936,125	$1,384,247	39.9%
Operating income	124,907	91,769	36.1%	351,061	223,377	57.2%
Net income	37,055	37,704	(1.7)%	94,220	95,355	(1.2)%

Operating Results.  Including incremental net revenues totaling $264.7 million generated by Elgin and the Tropicana properties, net revenues rose 36.1% for the three months ended September 30, 2019 compared to the same prior year period. For the nine months ended September 30, 2019 compared to the same prior year period, Elgin and Tropicana contributed incremental net revenues totaling $759.5 million resulting in a 39.9% increase in net revenues for the nine months ended September 30, 2019 compared to the same prior year period. Excluding the impact of our acquisitions and the divestitures of Presque Isle Downs and Nemacolin, net revenues decreased 9.6% and 6.6%, respectively, for the three and nine months ended September 30, 2019 compared to the same prior year periods mainly due to the significant factors described above. These decreases were offset by incremental net revenues recognized in conjunction with our William Hill and TSG sports betting partnerships for the three and nine months ended September 30, 2019 compared to the same prior year periods.

Operating income increased $33.1 million and $127.7 million, or 36.1% and 57.2%, for the three and nine months ended September 30, 2019, respectively, compared to the same prior year periods mainly due to incremental operating income contributed by the acquired Elgin and Tropicana properties. Excluding the impact of our acquisitions and the divestitures of Presque Isle Downs and Nemacolin, operating income decreased 18.4% for the three months ended September 30, 2019 due to higher depreciation expense associated with asset additions and transaction costs associated with the acquisitions of Tropicana and Caesars. For the nine months ended September 30, 2019, we recorded a $22.2 million net gain on the sale of assets associated with the sales of Presque Isle Downs and Nemacolin resulting in an increase in operating income of 1.3% excluding the impact of our acquisitions and divestitures.

Net income decreased $0.6 million and $1.1 million, respectively, for the three and nine months ended September 30, 2019, compared to the same prior year periods principally due to the same factors impacting operating income. Additionally, higher interest expense for the three and nine months ended September 30, 2019 compared to the same prior year periods resulting from increased debt associated with the Tropicana Acquisition and amortization of the direct financing obligation associated with the Master Lease also contributed to the declines. Net income for the three months ended September 30, 2019 compared to the same prior year period was also impacted by a $1.2 million loss on the early retirement of debt due to repayments on our Term Loan offset by a $3.3 million gain associated with our investments.  Net income for the three months ended September 30, 2018 was favorably impacted by a $5.0 million fee related to the termination of the agreement to purchase our Vicksburg property. Net income for the nine months ended September 30, 2019 compared to the same prior year period was also impacted by a higher income tax provision due to an increase in our effective tax rate from an increase in disallowed officers’ compensation and changes in valuation allowance.

Net Revenues and Operating Income (Loss)

The following tables highlight our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Three Months Ended September 30,		Operating Income (Loss) for the Three Months Ended September 30,
	2019	2018	2019	2018
West	$151,418	$129,092	$35,358	$31,894
Midwest	95,866	99,834	30,221	26,637
South	108,017	106,569	15,185	16,176
East	186,562	127,722	45,341	23,637
Central	119,410	23,897	25,793	2,868
Corporate	1,908	139	(26,991)	(9,443)
Total	$663,181	$487,253	$124,907	$91,769

	Net Revenues for the Nine Months Ended September 30,		Operating Income (Loss) for the Nine Months Ended September 30,
	2019	2018	2019	2018
West	$397,241	$346,550	$66,772	$63,898
Midwest	289,890	301,235	87,066	80,725
South	357,669	341,612	61,723	50,099
East	523,249	370,576	107,715	67,164
Central	362,675	23,897	80,896	2,868
Corporate	5,401	377	(53,111)	(41,377)
Total	$1,936,125	$1,384,247	$351,061	$223,377

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Net revenues and operating expenses were as follows (dollars in thousands):

	Three Months Ended
	September 30,			Percent
	2019	2018	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$62,081	$60,912	$1,169	1.9%
Midwest	84,249	86,331	(2,082)	(2.4)%
South	87,331	86,153	1,178	1.4%
East	129,244	113,075	16,169	14.3%
Central	95,095	21,698	73,397	338.3%
Total Gaming and Pari-Mutuel Commissions	458,000	368,169	89,831	24.4%
Non-gaming:
West	89,337	68,180	21,157	31.0%
Midwest	11,617	13,503	(1,886)	(14.0)%
South	20,686	20,416	270	1.3%
East	57,318	14,647	42,671	291.3%
Central	24,315	2,199	22,116	1,005.7%
Corporate	1,908	139	1,769	1,273.0%
Total Non-gaming	205,181	119,084	86,097	72.3%
Total Net Revenues	663,181	487,253	175,928	36.1%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	22,326	21,605	721	3.3%
Midwest	33,881	35,687	(1,806)	(5.1)%
South	42,361	41,513	848	2.0%
East	60,972	70,645	(9,673)	(13.7)%
Central	43,015	10,612	32,403	305.3%
Total Gaming and Pari-Mutuel Commissions	202,555	180,062	22,493	12.5%
Non-gaming
West	42,838	37,111	5,727	15.4%
Midwest	6,021	7,572	(1,551)	(20.5)%
South	12,757	13,217	(460)	(3.5)%
East	25,655	8,744	16,911	193.4%
Central	12,542	2,029	10,513	518.1%
Total Non-gaming	99,813	68,673	31,140	45.3%

Marketing and promotions	33,292	23,122	10,170	44.0%
General and administrative	122,767	75,599	47,168	62.4%
Corporate	13,014	9,217	3,797	41.2%
Impairment charges	—	3,787	(3,787)	(100.0)%
Depreciation and amortization	52,592	35,760	16,832	47.1%
Total Operating Expenses	$524,033	$396,220	$127,813	32.3%

Gaming Revenues and Pari-Mutuel Commissions.  Elgin and Tropicana contributed $171.2 million of incremental gaming revenues and pari-mutuel commissions for the three months ended September 30, 2019 compared to the same prior year period. This increase was partially offset by the decline in revenues associated with the divestitures of Presque Isle Downs and Nemacolin for the three months ended September 30, 2019 compared to the same prior year period, resulting in a 24.4% increase in gaming revenues and pari-mutuel commissions.

Excluding incremental Elgin and Tropicana gaming revenues and pari-mutuel commissions and the impact of the Presque Isle Downs and Nemacolin divestitures, gaming revenues and pari-mutuel commissions decreased 11.9% for the three months ended September 30, 2019 compared to the same prior year period due to reductions in casino volume associated with declines in promotional offers across all segments and severe weather in our South segment.

Non-gaming Revenues.  Elgin and Tropicana contributed $93.5 million of incremental non-gaming revenues for the three months ended September 30, 2019, which was partially offset by declines in non-gaming revenues attributable to the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 72.3% over the same prior year period.

Excluding incremental Elgin and Tropicana non-gaming revenues and the impact of the Presque Isle Downs and Nemacolin divestitures, non-gaming revenues decreased 3.0% for the three months ended September 30, 2019 compared to the same prior year period. This decline was primarily driven by changes in promotional activity along with decreased food and beverage revenues associated with reductions in restaurant offerings in our West, Midwest and South segments in an effort to drive more profitable non-gaming departmental margins.

Gaming Expenses and Pari-Mutuel Commissions. Elgin and Tropicana contributed $70.6 million of incremental gaming expenses and pari-mutuel commissions for the three months ended September 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 12.5% in gaming expenses and pari-mutuel commissions over the same prior year period.

Excluding incremental Elgin and Tropicana gaming expenses and pari-mutuel commissions, and the impact of the Presque Isle Downs and Nemacolin divestitures, gaming expenses and pari-mutuel commissions decreased 12.4% for the three months ended September 30, 2019 compared to the same prior year period. Gaming expenses declined in comparison to the same prior year period due to lower casino volume combined with savings initiatives targeted at reducing variable expenses.

Non-gaming Expenses.  Elgin and Tropicana contributed $41.8 million of incremental non-gaming expenses for the three months ended September 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 45.3% over the same prior year period.

Excluding incremental Elgin and Tropicana non-gaming expenses, and the impact of the Presque Isle Downs and Nemacolin divestitures, non-gaming expenses decreased 11.8% for the three months ended September 30, 2019 compared to the same prior year period. Decreased non-gaming expenses across all segments were associated with lower non-gaming revenues along with continued efforts to reduce variable expenses including labor and cost of sales.

Marketing and Promotions Expenses.  Elgin and Tropicana contributed $17.3 million of incremental marketing and promotions expense for the three months ended September 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 44.0% over the same prior year period.

Excluding incremental Elgin and Tropicana marketing and promotions expenses and the impact of the Presque Isle Downs and Nemacolin divestitures, consolidated marketing and promotions expense decreased 25.7% for the three months ended September 30, 2019 compared to the same prior year period. This decline was primarily due to savings achieved via the termination of certain marketing contracts, reductions in direct mail costs and continued company-wide changes in marketing and promotional activity.

General and Administrative Expenses.  Elgin and Tropicana contributed $54.4 million of general and administrative expense for the three months ended September 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin dispositions, resulting in an increase of 62.4% over the same prior year period.

Excluding incremental Elgin and Tropicana general and administrative expenses, and the impact of the Presque Isle Downs and Nemacolin divestitures, consolidated general and administrative expenses decreased 3.9% for the three months ended September 30, 2019 compared to the same prior year period mainly due to the centralization of certain services provided to our properties and realized savings achieved through consolidated purchasing programs.

Corporate Expenses.  For the three months ended September 30, 2019 compared to the same prior year period, corporate expenses increased primarily due to payroll and other expenses associated with additional corporate costs, including stock compensation expense, driven by growth related to the Company’s acquisitions. This increase was partially offset by a decline in corporate bonus expense and captive insurance costs for the three months ended September 30, 2019 compared to the same prior year period.

Depreciation and Amortization Expense.  Elgin and Tropicana contributed $26.5 million of depreciation and amortization expense for the three months ended September 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 47.1% over the same prior year period.

Excluding incremental Elgin and Tropicana depreciation and amortization expense, and the impact of the Presque Isle Downs and Nemacolin divestitures, depreciation and amortization expense decreased 27.0% for the three months ended September 30, 2019 compared to the same prior year period mainly due to ceasing depreciation and amortization expense on assets held for sale.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Net revenues and operating expenses were as follows (dollars in thousands):

	Nine Months Ended
	September 30,			Percent
	2019	2018	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$170,980	$168,342	$2,638	1.6%
Midwest	254,641	262,138	(7,497)	(2.9)%
South	291,552	278,655	12,897	4.6%
East	378,246	329,584	48,662	14.8%
Central	290,429	21,698	268,731	1,238.5%
Total Gaming and Pari-Mutuel Commissions	1,385,848	1,060,417	325,431	30.7%
Non-gaming:
West	226,261	178,208	48,053	27.0%
Midwest	35,249	39,097	(3,848)	(9.8)%
South	66,117	62,957	3,160	5.0%
East	145,003	40,992	104,011	253.7%
Central	72,246	2,199	70,047	3,185.4%
Corporate	5,401	377	5,024	1,332.6%
Total Non-gaming	550,277	323,830	226,447	69.9%
Total Net Revenues	1,936,125	1,384,247	551,878	39.9%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	64,235	63,331	904	1.4%
Midwest	102,537	107,162	(4,625)	(4.3)%
South	137,679	133,500	4,179	3.1%
East	181,316	204,953	(23,637)	(11.5)%
Central	130,334	10,612	119,722	1,128.2%
Total Gaming and Pari-Mutuel Commissions	616,101	519,558	96,543	18.6%
Non-gaming
West	120,634	107,544	13,090	12.2%
Midwest	18,849	23,527	(4,678)	(19.9)%
South	40,858	41,260	(402)	(1.0)%
East	72,012	25,775	46,237	179.4%
Central	38,100	2,029	36,071	1,777.8%
Total Non-gaming	290,453	200,135	90,318	45.1%

Marketing and promotions	97,673	66,255	31,418	47.4%
General and administrative	360,086	223,546	136,540	61.1%
Corporate	50,819	33,018	17,801	53.9%
Impairment charges	958	13,602	(12,644)	(93.0)%
Depreciation and amortization	166,882	99,204	67,678	68.2%
Total Operating Expenses	$1,582,972	$1,155,318	$427,654	37.0%

Gaming Revenues and Pari-Mutuel Commissions.  Elgin and Tropicana contributed $512.4 million of incremental gaming revenues and pari-mutuel commissions for the nine months ended September 30, 2019 compared to the same prior year period. This increase was partially offset by the decline in revenues associated with the divestitures of Presque Isle Downs and Nemacolin for the nine months ended September 30, 2019 compared to the same prior year period resulting in a 30.7% increase in gaming revenues and pari-mutuel commissions.

Excluding incremental Elgin and Tropicana gaming revenues and pari-mutuel commissions and the impact of the Presque Isle Downs and Nemacolin divestitures, gaming revenues and pari-mutuel commissions decreased 7.7% for the nine months ended September 30, 2019 compared to the same prior year period due to reductions in casino volume associated with changes in promotional activity. Additionally, construction disruption affected our West segment and severe weather negatively impacted our visitor volume across all segments contributing to the declines in casino revenues for the nine months ended September 30, 2019 compared to the same prior year period.

Non-gaming Revenues.  Elgin and Tropicana contributed $247.1 million of incremental non-gaming revenues for the nine months ended September 30, 2019, which was partially offset by declines in non-gaming revenues attributable to the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 69.9% over the same prior year period.

Excluding incremental Elgin and Tropicana non-gaming revenues and the impact of the Presque Isle Downs and Nemacolin divestitures, non-gaming revenues decreased 3.2% for the nine months ended September 30, 2019 compared to the same prior year period. This decline was primarily driven by the West segment resulting from changes in promotional activity, construction disruption and weather that negatively impacted visitor traffic during the nine months ended September 30, 2019.

Gaming Expenses and Pari-Mutuel Commissions. Elgin and Tropicana contributed $210.1 million of incremental gaming expenses and pari-mutuel commissions for the nine months ended September 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 18.6% in gaming expenses and pari-mutuel commissions over the same prior year period.

Excluding incremental Elgin and Tropicana gaming expenses and pari-mutuel commissions, and the impact of the Presque Isle Downs and Nemacolin divestitures, gaming expenses and pari-mutuel commissions decreased 7.9% for the nine months ended September 30, 2019 compared to the same prior year period. Gaming expenses declined in comparison to the same prior year period due to lower volume combined with savings initiatives targeted at reducing variable expenses. Successful efforts to control costs and maximize departmental profit across all segments also drove the improved departmental profit margin for the nine months ended September 30, 2019 compared to the same prior year period.

Non-gaming Expenses.  Elgin and Tropicana contributed $120.7 million of incremental non-gaming expenses for the nine months ended September 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 45.1% over the same prior year period.

Excluding incremental Elgin and Tropicana non-gaming expenses, and the impact of the Presque Isle Downs and Nemacolin divestitures, non-gaming expenses decreased 11.7% for the nine months ended September 30, 2019 compared to the same prior year period. Decreased non-gaming expenses across all segments were associated with lower non-gaming revenues along with continued efforts to reduce variable expenses including labor and cost of sales.

Marketing and Promotions Expenses.  Elgin and Tropicana contributed $51.1 million of incremental marketing and promotions expense for the nine months ended September 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 47.4% over the same prior year period.

Excluding incremental Elgin and Tropicana marketing and promotions expenses, and the impact of the Presque Isle Downs and Nemacolin divestitures, consolidated marketing and promotions expense decreased 24.7% for the nine months ended September 30, 2019 compared to the same prior year period. This decline was primarily due to savings achieved via the termination of certain marketing contracts, reduction in direct mail costs and continued company-wide changes in marketing and promotional activity.

General and Administrative Expenses.  Elgin and Tropicana contributed $160.5 million of general and administrative expense for the nine months ended September 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 61.1% over the same prior year period.

Excluding incremental Elgin and Tropicana general and administrative expenses, and the impact of the Presque Isle Downs and Nemacolin divestitures, consolidated general and administrative expenses decreased 4.4% for the nine months ended September 30, 2019 compared to the same prior year period mainly due to the centralization of certain services provided to our properties and realized savings achieved through consolidated purchasing programs.

Corporate Expenses.  For the nine months ended September 30, 2019 compared to the same prior year period, corporate expenses increased primarily due to payroll and other expenses associated with additional corporate costs driven by growth related to the Company’s acquisitions. Additionally, an increase in severance expense and the associated acceleration of stock compensation expense also drove the increase in corporate expense for the nine months ended September 30, 2019 compared to the same prior year period.

Impairment Charges. We recorded an impairment charge for the nine months ended September 30, 2019 totaling $1.0 million related to our non-operating real property located in Pennsylvania. We recorded impairment charges of $9.8 million related to the classifications of Vicksburg’s operations as assets held for sale and $3.8 million related to the classifications of Nemacolin’s operations as assets held for sale for the nine months ended September 30, 2018.

Depreciation and Amortization Expense.  Elgin and Tropicana contributed $75.9 million of depreciation and amortization expense for the nine months ended September 30, 2019, which was partially offset by the Presque Isle Downs and Nemacolin divestitures, resulting in an increase of 68.2% over the same prior year period.

Excluding incremental Elgin and Tropicana depreciation and amortization expense, and the impact of the Presque Isle Downs and Nemacolin divestitures, depreciation and amortization expense decreased 6.8% for the nine months ended September 30, 2019 compared to the same prior year period mainly due to ceasing depreciation and amortization expense on assets held for sale.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three and Nine Months Ended September 30, 2019 and 2018

Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock-based compensation, transaction expenses, severance expense, selling costs associated with the disposition of properties, preopening expenses, costs associated with resolving the historical Tropicana bankruptcy, impairment charges, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss associated with the sales of Presque Isle Downs and Nemacolin and other non-cash regulatory gaming assessments. Adjusted EBITDA also excludes the expense associated with our Master Lease with GLPI as the transaction was accounted for as a financing obligation and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“US GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our Master Lease and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for our operating segments for the three and nine months ended September 30, 2019 and 2018, in addition to reconciling Adjusted EBITDA to operating income (loss) in accordance with US GAAP (unaudited, in thousands):

	Three Months Ended September 30, 2019
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (6)	Other (7)	Adjusted EBITDA
West	$35,358	$13,934	$—	$—	$191	$49,483
Midwest	30,221	4,515	4	—	953	35,693
South	15,185	9,000	2	—	512	24,699
East	45,341	11,630	—	—	220	57,191
Central	25,793	11,627	—	—	21	37,441
Corporate and Other	(26,991)	1,886	4,260	12,442	1,684	(6,719)
Total	$124,907	$52,592	$4,266	$12,442	$3,581	$197,788

	Three Months Ended September 30, 2018
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (6)	Other (8)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$31,894	$9,475	$—	$—	$65	$41,434
Midwest	26,637	8,605	15	—	21	35,278
South	16,176	9,704	9	—	126	26,015
East	23,637	4,486	2	—	3,989	32,114
Central	2,868	2,215	—	—	767	5,850
Corporate and Other	(9,443)	1,275	2,468	4,091	(4,992)	(6,601)
Total Excluding Pre-Acquisition	$91,769	$35,760	$2,494	$4,091	$(24)	$134,090

Divestitures:
East	$4,234	$55	$2	$—	$4,004	$8,295
Total Divestitures (1)	$4,234	$55	$2	$—	$4,004	$8,295

Pre-Acquisition:
West	$4,290	$3,098	$—	$—	$—	$7,388
Midwest	—	—	—	—	—	—
South	(1,435)	2,022	—	—	4	591
East	22,378	8,072	—	—	31	30,481
Central	17,506	6,884	—	—	380	24,770
Corporate and Other	(38,788)	448	—	1,529	31,101	(5,710)
Total Pre-Acquisition (2)	$3,951	$20,524	$—	$1,529	$31,516	$57,520

Including Pre-Acquisition:
West	$36,184	$12,573	$—	$—	$65	$48,822
Midwest	26,637	8,605	15	—	21	35,278
South	14,741	11,726	9	—	130	26,606
East	41,781	12,503	—	—	16	54,300
Central	20,374	9,099	—	—	1,147	30,620
Corporate and Other	(48,231)	1,723	2,468	5,620	26,109	(12,311)
Total Including Pre-Acquisition and Excluding Divestitures (3)	$91,486	$56,229	$2,492	$5,620	$27,488	$183,315

	Nine Months Ended September 30, 2019
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (6)	Other (7)	Adjusted EBITDA
Includes Divestitures:
West	$66,772	$40,585	$—	$—	$474	$107,831
Midwest	87,066	20,650	29	—	1,025	108,770
South	61,723	29,865	11	—	880	92,479
East	107,715	36,019	7	—	372	144,113
Central	80,896	34,317	—	—	153	115,366
Corporate and Other	(53,111)	5,446	15,676	21,628	(15,097)	(25,458)
Total	$351,061	$166,882	$15,723	$21,628	$(12,193)	$543,101
Divestitures:
East	$(91)	$—	$7	$—	$46	$(38)
Total Divestitures (4)	$(91)	$—	$7	$—	$46	$(38)

Excluding Divestitures:
West	$66,772	$40,585	$—	$—	$474	$107,831
Midwest	87,066	20,650	29	—	1,025	108,770
South	61,723	29,865	11	—	880	92,479
East	107,806	36,019	—	—	326	144,151
Central	80,896	34,317	—	—	153	115,366
Corporate and Other	(53,111)	5,446	15,676	21,628	(15,097)	(25,458)
Total Excluding Divestitures (5)	$351,152	$166,882	$15,716	$21,628	$(12,239)	$543,139

	Nine Months Ended September 30, 2018
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (6)	Other (8)	Adjusted EBITDA
Excluding Pre-Acquisition:
West	$63,898	$27,046	$(32)	$—	$704	$91,616
Midwest	80,725	24,654	90	—	248	105,717
South	50,099	26,343	50	—	10,142	86,634
East	67,164	15,252	11	—	5,230	87,657
Central	2,868	2,215	—	—	767	5,850
Corporate and Other	(41,377)	3,694	9,526	10,043	(3,710)	(21,824)
Total Excluding Pre-Acquisition	$223,377	$99,204	$9,645	$10,043	$13,381	$355,650

Divestitures:
East	$13,262	$1,632	$11	$—	$4,564	$19,469
Total Divestitures (1)	$13,262	$1,632	$11	$—	$4,564	$19,469

Pre-Acquisition:
West	$13,635	$9,271	$—	$—	$8	$22,914
Midwest	—	—	—	—	—	—
South	355	6,076	—	—	20	6,451
East	46,261	24,444	—	—	159	70,864
Central	70,105	22,939	—	—	647	93,691
Corporate and Other	(52,127)	1,537	—	4,259	31,101	(15,230)
Total Pre-Acquisition (2)	$78,229	$64,267	$—	$4,259	$31,935	$178,690
Including Pre-Acquisition:
West	$77,533	$36,317	$(32)	$—	$712	$114,530
Midwest	80,725	24,654	90	—	248	105,717
South	50,454	32,419	50	—	10,162	93,085
East	100,163	38,064	—	—	825	139,052
Central	72,973	25,154	—	—	1,414	99,541
Corporate and Other	(93,504)	5,231	9,526	14,302	27,391	(37,054)
Total Including Pre-Acquisition and Excluding Divestitures (3)	$288,344	$161,839	$9,634	$14,302	$40,752	$514,871

(1)	Figures are for Presque Isle Downs and Nemacolin for the three and nine months ended September 30, 2018.
(2)

Figures are for Elgin and Tropicana for the three and nine months ended September 30, 2018. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

(3)

Total figures for the three and nine months ended September 30, 2018 include combined results of operations for Elgin, Tropicana and the Company and exclude results of operations for Presque Isle Downs and Nemacolin. Such presentation does not conform with GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.

(4)	Figures are for Presque Isle Downs for the period beginning January 1, 2019 and ending January 11, 2019 and Nemacolin for the period beginning January 1, 2019 and ending March 8, 2019.
(5)	Total figures for 2019 exclude results of operations for Presque Isle Downs and Nemacolin.
(6)

Transaction expenses represent primarily costs related to the pending acquisition of Caesars for the three and nine months ended September 30, 2019 and costs related to the acquisitions of Elgin, Tropicana and Isle for the three and nine months ended September 30, 2018.

(7)

Other, for the three and nine months ended September 30, 2019, is comprised of severance expense, (gain) loss on the sale or disposal of property and equipment, equity in income (loss) of unconsolidated affiliate, impairment charges, pre-opening charges for Tropicana, the (gain) loss associated with the sales of Presque Isle Downs and Nemacolin and selling costs associated with the pending divestitures of Mountaineer, Cape Girardeau, Caruthersville, Kansas City and Vicksburg.

(8)

Other, for the three and nine months ended September 30, 2018 is comprised of severance expense, (gain) loss on the sale or disposal of property and equipment, equity in income (loss) of an unconsolidated affiliate, an impairment charge at Vicksburg, selling costs associated with the divestitures of Presque Isle Downs and Nemacolin, the terminated sale of Vicksburg and the purchase of Elgin.

Liquidity and Capital Resources

We are a holding company and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on the cash flow of our subsidiaries and the ability of our subsidiaries to distribute or otherwise make funds available to us.

Our primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt securities and proceeds from our disposition of Presque Isle Downs. As of September 30, 2019, we had no outstanding balance and $483.7 million of available borrowing capacity, after consideration of $16.3 million in outstanding letters of credit, under our Revolving Credit Facility.  We applied approximately $150.0 million of proceeds from the sale of Presque Isle Downs to repay amounts outstanding under the Revolving Credit Facility.  Pursuant to the terms of the indentures governing the Company’s senior notes, the Company will be required to make an offer to purchase a portion of its outstanding senior notes with the excess proceeds from such sale unless it applies the net proceeds of such sale to either permanently repay outstanding indebtedness or make specified acquisitions or capital expenditures within 365 days of the sale of Presque Isle Downs. The Company anticipates applying the proceeds of the Presque Isle Downs sale to permanently repay indebtedness and make qualifying capital expenditures prior to the anniversary of the sale.

Our cash requirements can fluctuate significantly depending on our decisions with respect to business acquisitions or divestitures and strategic capital investments to maintain the quality of our properties. We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties, taxes, servicing our outstanding indebtedness, rent payments under our Master Lease, continued costs associated with the Elgin and Tropicana acquisitions and funding the Caesars acquisition. We expect to fund the anticipated Caesars acquisition with a combination of proceeds from the Debt Financing, the sale-leaseback transactions with VICI with respect to Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City, the consideration received from VICI received in connection with amendments to the CPLV Lease and Non-CPLV Lease contemplated by the MTA, asset divestitures, existing cash on our balance sheet and cash flow generated by the Company and Caesars prior to the acquisition. During the remainder of 2019, we plan to spend approximately $65.0 million on capital expenditures. Our capital requirements have increased significantly following the consummation of the acquisitions of Tropicana and Elgin, including as a result of the obligation to pay annual rent in an initial amount of approximately $87.6 million under the Master Lease with respect to certain of the Tropicana properties and the required payments under the Lumière Note.

We funded the $328.8 million of cash consideration for the Elgin Acquisition using cash from ongoing operations and borrowings under our revolving credit facility. We funded the $246 million purchase of the real estate underlying Lumière with the proceeds of the Lumière Note. We funded the $640 million consideration in the Tropicana Acquisition and the repayment of amounts outstanding under the Tropicana credit facility with our cash on hand and cash on hand at Tropicana, borrowings under our revolving credit facility and proceeds from our offering of $600 million of 6.0% senior notes due 2026. In addition, our borrowing capacity on our revolving credit facility increased from $300 million to $500 million effective substantially concurrently with the consummation of the Tropicana Acquisition on October 1, 2018 and we extended the maturity of the revolving credit facility to October 1, 2023. We expect that cash generated from operations will be sufficient to fund our operations and capital requirements and service our outstanding indebtedness for the next twelve months.

Operating Cash Flow.  For the nine months ended September 30, 2019, cash flows provided by operating activities totaled $260.1 million compared to $263.4 million for the same prior year period. Our operating cash flows generally follow trends in operating income, excluding non-cash charges. Changes in the balance sheet accounts and the timing of significant payments, including interest, rent and tax payments will impact our operating cash flows. The decrease in operating cash compared to the same prior year period was primarily due to cash tax payments related to the Tropicana Acquisition for the nine months ended September 30, 2019 offset by cash flows generated by operations.

Investing Cash Flow and Capital Expenditures.  Net cash flows provided by investing activities totaled $38.5 million for the nine months ended September 30, 2019 compared to $395.1 million used for investing activities in the same prior year period. Our investing cash flows generally fluctuate depending upon the timing of strategic and maintenance capital expenditures in addition to business acquisitions or dispositions. Net cash provided by investing activities for the nine months ended September 30, 2019 was primarily due to $169.4 million in net proceeds from the sales of Presque Isle Downs and Nemacolin. This increase was partially offset by cash used totaling $135.0 million for capital expenditures for various property enhancement and maintenance projects along with equipment purchases. Net cash flows used in investing activities for the nine months ended September 30, 2018 were primarily due to $306.3 million used in the Elgin Acquisition and $89.1 million in capital expenditures for various property enhancement and maintenance projects along with equipment purchases.

Financing Cash Flow.  Net cash used in financing activities for the nine months ended September 30, 2019 totaled $323.4 million compared to $763.7 million provided by financing activities for the same prior year period. The cash used in financing activities for the nine months ended September 30, 2019 was principally due to $245 million of net payments under the Revolving Credit Facility and $70.0 million of payments under the Term Loan. For the nine months ended September 30, 2018, cash provided by financing activities was principally due to $600.0 million of proceeds from the issuance of the 6% Senior Notes due 2026 and $180.0 million of net borrowings under the Revolving Credit Facility related to the Elgin Acquisition.

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

The Company acquired 223,823 shares of common stock at an aggregate value of $9.1 million and an average of $40.80 per share during the year ended December 31, 2018. No shares were repurchased during the nine months ended September 30, 2019.

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

As of September 30, 2019, the Company had $886.8 million outstanding on the Term Loan and no outstanding balance under the Revolving Credit Facility. The Company had $483.7 million of available borrowing capacity, after consideration of $16.3 million in outstanding letters of credit under its Revolving Credit Facility as of September 30, 2019. The Company applied approximately $150.0 million of proceeds from the sale of Presque Isle Downs to repay amounts outstanding under the Revolving Credit Facility.  Pursuant to the terms of the indentures governing the Company’s senior notes, the Company will be required to make an offer to purchase a portion of its outstanding senior notes with the excess proceeds from such sale unless it applies the net proceeds of such sale to either permanently repay outstanding indebtedness or make specified acquisitions or capital expenditures within 365 days of the sale of Presque Isle Downs. The Company anticipates applying the proceeds of the Presque Isle Downs sale to permanently repay indebtedness and make qualifying capital expenditures prior to the anniversary of the sale.

The interest rate per annum applicable to loans under the Revolving Credit Facility are, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin from 0.75% to 1.50%, the margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25% or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00%. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. As of September 30, 2019, the weighted average interest rate on the Term Loan was 4.31%.

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

Lumière Loan

We borrowed $246 million from GLPI to fund the purchase price of the real estate underlying Lumière. The Lumière Loan bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until October 1, 2020, and matures on October 1, 2020. The Lumière Loan was secured by a first priority mortgage on the Lumière real property that was released pursuant to its terms on October 1, 2019. In connection with the issuance of the Lumière Loan, we agreed to use our commercially reasonable efforts to transfer one or more of the Grand Victoria Casino, Isle Casino Bettendorf, Isle Casino Hotel Waterloo, Isle of Capri Lula, Lady Luck Casino Vicksburg and Mountaineer Casino, Racetrack and Resort or such other property or properties mutually acceptable to us and GLPI, provided that the aggregate value of such property, individually or collectively, is at least $246 million (the “Replacement Property”), to GLPI with a simultaneous leaseback to us of such Replacement Property. In connection with such Replacement Property sale, (i) we and GLPI will enter into an amendment to the Master Lease to revise the economic terms to include the Replacement Property, (ii) GLPI, or one of its affiliates, will assume the Lumière Loan and Tropicana St. Louis RE’s obligations under the Lumière Loan in consideration of the acquisition of the Replacement Property and our obligations under the Lumière Loan will be deemed to have been satisfied and (iii) in the event the value of the Replacement Property is greater than the our outstanding obligations under the Lumière Loan, GLPI will pay us the difference between the value of the Replacement Property and the amount of outstanding obligations under the Lumière Loan. If such Replacement Property transaction is not consummated prior to the maturity date of the Lumière Loan, other than as a result of certain failures to perform by GLPI, then the amounts outstanding will be paid in full and the rent under the Master Lease will automatically increase, subject to certain escalations.

Debt Covenant Compliance

As of September 30, 2019, we were in compliance with all of the covenants under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026, the Credit Facility and the Lumière Loan.

Master Lease

Our Master Lease is accounted for as a financing obligation and totaled $968.0 million as of September 30, 2019. The Master Lease contains certain covenants, including minimum capital improvement expenditures. As of September 30, 2019, we were in compliance with all of the covenants under the Master Lease. See Note 10 to our Consolidated Financial Statements for additional information about our Master Lease and related matters.

Contractual Obligations

There have been no material changes for the nine months ended September 30, 2019 to our contractual obligations as disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2018.

Other Liquidity Matters

We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in “Part II, Item 1. Legal Proceedings” and Note 11 to our unaudited consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included in our Annual Report on Form 10-K for the year ended December 31, 2018 and “Part II, Item IA. Risk Factors” which is included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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
•

the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects and operation of online sportsbook, poker and gaming

Any forward‑looking statements are based upon underlying assumptions, including any assumptions mentioned with the specific statements, as of the date such statements were made. Such assumptions are in turn based upon internal estimates and analyses of market conditions and trends, management plans and strategies, economic conditions and other factors. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, and are subject to change. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend upon future circumstances that may not occur. Actual results may differ materially from any future results, performance or achievements expressed or implied by such statements. Forward‑looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Forward-looking statements should not be regarded as a representation by us or any other person that the forward‑looking statements will be achieved. Undue reliance should not be placed on any forward‑looking statements. Some of the contingencies and uncertainties to which any forward‑looking statement contained herein are subject include, but are not limited to, the following:

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

In addition, the acquisition of Caesars, the related real estate transactions with VICI and the disposition of Mountaineer and our properties located in Cape Girardeau, Caruthersville, Kansas City and Vicksburg and the provisions of the related acquisition agreements create additional risks, uncertainties and other important factors, including but not limited to:

•

the possibility that the proposed transactions are not consummated when expected or at all because required regulatory, stockholder or other approvals are not received or other conditions to the consummation thereof are not satisfied on a timely basis or at all;

•

the possibility that the one or more of such transactions do not close on the terms described herein or that we are required to modify aspects of one or more of such transactions to obtain, or otherwise take action to satisfy conditions imposed in connection with, required regulatory approvals;

•	the risk that the financing required to fund the Merger and related transactions is not obtained on the terms anticipated or at all;
•	uncertainties in the global economy and credit markets and its potential impact on ERI’s ability to finance the acquisition of Caesars and related transactions;
•	risks associated with increased leverage and increased lease payments as a result of the proposed transactions;

•

the possibility that the anticipated benefits of the proposed transactions, including cost savings and expected synergies, are not realized when expected, or at all, including as a result of the impact of, or issues arising from, the implementation of our operating strategies and integration of our business and Caesars’ business;

•

the incurrence of significant transaction and merger-related costs and the possibility that the transactions may be more expensive to complete than expected, including as a result of unexpected factors or events;

•	competitive responses to the proposed transactions;
•	legislative, regulatory and economic developments;
•	the possibility that our business or Caesars’ business may suffer as a result of the announcement of the acquisition;
•	the ability to retain certain of our key employees and Caesars’ key employees;
•	the outcome of legal proceedings that may be instituted as a result of the proposed transactions;
•	the impact of the proposed transactions, or the failure to consummate the proposed transactions, on our stock price;
•	diversion of management’s attention from our ongoing operations;
•	the impact of provisions of the Merger Agreement limiting the operation of our business prior to the closing of the Merger;
•	the impact of the announcement or consummation of the proposed transactions on the Company’s relationships with third parties, which may make it more difficult to maintain business relationships; and
•	other risks and uncertainties described in Part II, Item 1A. “Risk Factors” contained herein and our reports on Form 10-K, Form 10-Q and Form 8-K filed with the Securities and Exchange Commission.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long‑term debt arrangements. As of September 30, 2019, interest on borrowings under our Credit Facility was subject to fluctuation based on changes in short-term interest rates.

As of September 30, 2019, our long‑term variable‑rate borrowings totaled $886.8 million under the Term Loan. No amounts were outstanding under the Revolving Credit Facility. Long‑term variable‑rate borrowings under the Term Loan and the Revolving Credit Facility represented approximately 30% of our long‑term debt as of September 30, 2019. During the nine months ended September 30, 2019, the weighted average interest rates on our variable and fixed rate debt were 4.3% and 6.5%, respectively.

LIBOR is expected to be discontinued after 2021. The interest rate per annum applicable to loans under our Credit Facility is, at our option, either LIBOR plus a margin or a base rate plus a margin. The Credit Facility permits the administrative agent to select, in its reasonable discretion, an alternative base rate in the event that LIBOR is discontinued, but there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to continue monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the three months ended September 30, 2019.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
(a)	Material pending litigation, other than lawsuits arising in the normal course of our business, to which we became party during the quarter ended September 30, 2019, are summarized below:

Merger Litigation

As of November 6, 2019, eight putative class action lawsuits have been filed in connection with the Merger.  The Company has been named as a party in three of such actions: Stein v. Caesars Entertainment Corp., et al, Civil Action No. 1:19-cv-01656, United States District Court for the District of Delaware (9/5/2019), Romaniuk v. Caesars Entertainment Corp., et al, Civil Action No 1:19-cv-17871, United States District Court for the District of New Jersey (9/11/2019), and Biasi v. Caesars Entertainment Corp., et al, Civil Action No. 1:19-cv-08547, United States District Court for the Southern District of New York (9/13/2019).  In general, the complaints assert claims under sections 14(a), 20(a) and Rule 14a-9 of the Securities Exchange Act of 1934 challenging the adequacy of certain disclosures in the joint proxy statement/prospectus filed in connection with the Merger.  In addition, one of the complaints, in which the Company has not been named a party, alleges state law breach of fiduciary duty claims against the Caesars directors.  The complaints seek, among other relief, an injunction preventing consummation of the Merger, damages in the event that the Merger is consummated and attorneys’ fees.   The Company intends to vigorously defend itself against these claims.

Securities Action

On September 23, 2019, the Company and certain of its officers were named as defendants in a putative class action complaint filed in the United States District Court for the District of New Jersey and captioned as Elberts v. Eldorado Resorts, Inc., Case No. 2:19-cv-18230-SRC-CLW.  The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated under the Securities Exchange Act of 1934.  The complaint alleges that the Company made material misstatements and/or omissions during the period from March 1, 2019 through September 2, 2019.  The allegations relate to the subpoenas that certain of the Company’s directors and officers received from the SEC, which have been previously disclosed in the proxy statement/prospectus filed by the Company relating to the pending transaction with Caesars. The complaint seeks unspecified damages on behalf of all persons and entities who purchased the Company’s securities during the period from March 1, 2019 through September 2, 2019.  The Company intends to vigorously defend itself against these claims.

(b)

We are also a party to various lawsuits, which have arisen in the normal course of our business. Estimated losses are accrued for these lawsuits and claims when the loss is probable and can be estimated. The current liability for the estimated losses associated with those lawsuits is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.

Legal matters are discussed in greater detail in “Part I, Item 3. Legal Proceedings” and Note 17 to our Consolidated Financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2018.

ITEM 1A.	RISK FACTORS

A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2018. There have been no material changes to those risk factors during the nine months ended September 30, 2019, except for the following additional risk factors related to the Merger.

The Merger Agreement subjects the Company to restrictions on its business activities during the pendency of the Merger.

The Merger Agreement subjects the Company to restrictions on its business activities and obligates the Company to generally operate its businesses in the ordinary course in all material respects during the pendency of the Merger absent Caesars’ prior written consent.  These restrictions could prevent the Company from pursuing attractive business opportunities or responding effectively to competitive pressures and industry developments that arise prior to the consummation of the Merger or termination of the Merger Agreement and are outside the ordinary course of business.  In particular, the Merger Agreement restricts the Company from making certain acquisitions and dispositions and taking other specified actions absent Caesars’ prior written consent. If the Company is unable to take actions it believes are beneficial, such restrictions could have an adverse effect on the Company’s business, financial condition and results of operations.

Delay or failure to consummate the Merger would prevent the Company from realizing the anticipated benefits of the Merger and the Company would also remain liable for significant transaction costs.

Any delay in consummating the Merger may increase the cash portion of the Merger Consideration and adversely impact the combined company’s ability to realize synergies and other benefits that are anticipated if the Merger is consummated within the expected timeframe.  In particular, if the applicable closing conditions set forth in the Merger Agreement are not satisfied by March 25, 2020, the amount of cash payable by the Company as Merger Consideration per share of Caesars common stock will increase by $0.003333 for each day (provided that such amount will not be payable if the waiting period under the HSR Act has expired or been terminated but (to the extent required) the consents of the holders of Caesar’s 5.00% convertible senior notes due 2024 have not been obtained) from March 25, 2020 until the closing date of the Merger.  In addition, the market price of the Company’s common stock may reflect various market assumptions as to whether and when the Merger will be consummated.  Consequently, the failure to consummate, or any delay in the consummation of, the Merger could result in significant changes in the market price of the Company’s common stock.  In addition, the Company has incurred and will continue to incur significant costs relating to the Merger, such as debt commitment, legal, accounting, financial advisor and printing fees, and, to the extent that the Debt Financing is incurred prior to consummation of the Merger, interest expense, in each case, that may increase in the event that the consummation of the Merger is delayed and will be payable in the event that the Merger is not consummated.  For example, pursuant to the A&R Commitment Letter and the related fee letters, if the Debt Financing does not close prior to January 31, 2020, then subject to certain conditions set forth in the A&R Commitment Letter and the related fee letters, the Commitment Parties have the right to require ERI (or an unrestricted subsidiary of ERI) to issue all or a portion of the Debt Financing (other than the commitments for ERI’s new revolving credit facility or 364-day secured bridge facility) into escrow pending consummation of the Merger and satisfaction of the other closing conditions, or in certain circumstances, to allocate a portion of the Debt Financing to lenders, which would result in ERI incurring additional interest expense prior to consummation of the Merger. Moreover, if the Merger Agreement is terminated in certain circumstances, the Company will be obligated to pay a termination fee to Caesars of approximately $154.9 million, or in certain other circumstances, approximately $836.8 million.  In addition, the Company will be obligated to reimburse Caesars’ expenses for an amount not to exceed $50.0 million if the Merger Agreement is terminated because of the failure to obtain the required approval of the Company’s stockholders. Further, in the event the MTA is terminated because the Merger Agreement is terminated, the Company is required to pay VICI a fee of $75.0 million pursuant to the terms of the MTA.

Whether or not the Merger is consummated, the pendency of the Merger could cause disruptions in the Company’s business, which could have an adverse effect on its business, financial condition and results of operations.

The pendency of the Merger could cause disruptions in the business of the Company, including the following:

•

current and prospective employees of the Company may experience uncertainty about their future roles with the combined company following the Merger or consider other employment alternatives, which might adversely affect the Company’s ability to retain or attract key managers and other employees, and current employees of the Company may lose productivity as a result of such uncertainty;

•

current and prospective customers of the Company may anticipate changes in how they are served or the benefits offered by the Company’s loyalty reward programs and may, as a result, choose to discontinue their patronage;

•

current and prospective suppliers or other business relations of the Company may delay or defer certain business decisions or may seek to terminate, change or renegotiate their relationship or key commercial agreements with the Company, or not to establish a relationship with the Company, as a result of the Merger; and

•	the attention of management and key employees of the Company may be diverted from the operation of the Company’s business toward the consummation of the Merger.

If any of these disruptions were to occur, it could have an adverse effect on the Company’s business, financial condition and result of operation.

Obtaining required approvals and satisfying closing conditions may delay or prevent consummation of the Merger.

Consummation of the Merger is subject to various closing conditions, including, among others, (i) the expiration or termination of any applicable waiting period under the HSR Act and receipt of required gaming approvals, (ii) the absence of any governmental order or law prohibiting the consummation of the Merger, (iii) adoption of the Merger Agreement by holders of a majority of the outstanding shares of Caesars common stock entitled to vote, (iv) the approval by the Company’s stockholders of the issuance of shares of Company’s common stock in the Merger (the “Share Issuance”), (v) the effectiveness of the registration statement for the Company’s common stock to be issued in the Merger and the authorization for listing of those shares on the Nasdaq Stock Market, (vi) absence of a material adverse effect on the other party, (vii) the accuracy of the other party’s representations and warranties, subject to customary materiality standards, (viii) compliance of the other party with its respective covenants under the Merger Agreement in all material respects and (ix) conversion or certain amendments of, or another mutually agreed arrangement with respect to, Caesars’ 5.00% convertible senior notes due 2024.

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

Under the provisions of the HSR Act, the Merger may not be consummated until filings are made with the Antitrust Division of the DOJ and the FTC and the expiration of a 30-calendar day waiting period, or the early termination of that waiting period, following the parties’ filings.  ERI and Caesars filed their respective notification and report forms under the HSR Act on July 16, 2019.  On August 15, 2019, ERI withdrew its notification and report form and re-filed the same on August 19, 2019, which began a new 30-day waiting period. On September 18, 2019, each of ERI and Caesars received a Request for Additional Information and Documentary Material (a “Second Request”) from the FTC in connection with the FTC’s review of the Merger, which extends the waiting period until 30 days after both parties have substantially complied with the Second Request, unless the FTC early terminates the additional waiting period or the parties otherwise agree not to consummate the Merger for a period of time after substantial compliance. ERI and Caesars are working with the FTC to complete its investigation as soon as practicable.

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

In addition, in order to consummate the Merger, the Company and Caesars may be required to comply with conditions, terms, obligations or restrictions imposed by regulatory entities, including divestitures, and such conditions, terms, obligations or restrictions may have the effect of delaying consummation of the Merger, imposing additional material costs on or materially limiting the revenue of the combined company after the consummation of the Merger, or otherwise reducing the anticipated benefits to the Company of the Merger.  Such conditions, terms, obligations or restrictions may result in the delay or abandonment of the Merger.

Gaming regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Consummation of the Merger is conditioned on the receipt of approvals from a number of gaming regulatory authorities, including, among others, the Ak Chin Community Tribal Gaming Commission, the Arizona Department of Gaming, the Cherokee Tribal Gaming Commission, the Colorado Division of Gaming, the Illinois Gaming Board, the Indiana Gaming Commission, the Indiana Horse Racing Commission, the Iowa Racing and Gaming Commission, the Kentucky Horse Racing Commission, the Louisiana Gaming Control Board, the Louisiana State Racing Commission, the Maryland Lottery and Gaming Control Agency, the Mississippi Gaming Commission, the Missouri Gaming Commission, the National Indian Gaming Commission, the Nevada Gaming Commission, the New Jersey Casino Control Commission, the New Jersey Division of Gaming Enforcement, the Pennsylvania Gaming Control Board, the Pennsylvania State Horse Racing Commission, the Ohio Lottery Commission, the Gauteng Gambling Board (South Africa), the Alcohol and Gaming Commission of Ontario, the Ministry of Culture, Sports and Tourism (Korea) and the Gambling Commission (United Kingdom).  In some instances, these approvals include findings of suitability for the Company’s officers and continuing members of the Company’s Board of Directors. These approvals and findings may not be received at all, may not be received in a timely fashion and/or may contain conditions on the consummation of the Merger.  In addition, these regulatory bodies may impose conditions on the granting of such approvals and findings. Such conditions and the process of obtaining such regulatory approvals could have the effect of delaying consummation of the Merger or of imposing additional costs or limitations on the combined company following the Merger. In addition, to the extent any officer of the Company is found unsuitable, the Company would need to find a replacement, which may take time and could adversely impact the Company’s financial and operational performance, including the Company’s ability to successfully consummate the Merger and integrate Caesars into the Company. Any such finding of unsuitability by regulatory authorities and resulting resignation or removal of an officer of the Company could also impact the governance structure of the combined company following the Merger.

There can be no assurance that the Company will be able to secure the financing in connection with the Merger and the transactions contemplated by the Merger Agreement on acceptable terms, in a timely manner, or at all.

The Company intends to finance at least a portion of the cash required in connection with the Merger, including expenses in connection with the Merger, with the Debt Financing in accordance with the A&R Commitment Letter. The A&R Commitment Letter provides for funding to (i) the Company of (a) a $1,000.0 million senior secured revolving credit facility, (b) a $3,000.0 million senior secured term loan B facility, (c) a $3,600.0 million senior secured 364-day bridge facility and (d) a $1,800.0 million senior unsecured bridge loan facility and (ii) a subsidiary of Caesars a $2,400.0 million senior secured incremental term loan B facility. The senior secured 364-day bridge facility will only be funded in accordance with the A&R Commitment Letter to the extent that the net cash proceeds of certain asset sales and certain transactions contemplated with VICI as described in the next succeeding paragraph are not available on the closing date of the Merger to be applied to finance the Merger and expenses in connection therewith.  In addition to the Debt Financing, the Company also recently entered into letter agreements with certain financial institutions which additional letter agreements provide (i) for commitments from such financial institutions to provide an increase to the senior secured term loan B facility being provided to the Company and additional revolving credit facility commitments for the Company and (ii) the engagement of such financial institutions to act as arrangers for additional debt financing, in each case, in the event the Company elects to refinance certain existing indebtedness of Caesars Resort Collection, LLC and its subsidiaries and for working capital and general corporate purposes upon the consummation of the Merger. Additionally, the Company may continue to evaluate alternative financing structures and amounts based on its needs and capital markets conditions. The proceeds of the Debt Financing may be used (A) to pay all or a portion of the cash portion of the Merger Consideration, (B) to refinance all of the Company’s existing syndicated bank credit facilities and outstanding senior notes, (C) to refinance certain of Caesars’ and its subsidiaries’ existing debt, (D) to pay transaction fees and expenses related to the foregoing and/or (E) for working capital and general corporate purposes. The availability of the borrowings under the Debt Financing is subject to the satisfaction of certain customary conditions, including the substantially concurrent consummation of the Merger.  In the event some or all of the financing contemplated by the Commitment Letter is not available, the Company is obligated to use its reasonable best efforts to obtain alternative financing from alternative institutions in an amount at least equal to the amount of such unavailable portion of the financing contemplated by the A&R Commitment Letter and in an amount sufficient to enable the Company to consummate the Merger.

In connection with the execution of the Merger Agreement and the A&R Commitment Letter, the Company entered into the MTA with VICI.  The Company intends to finance at least a portion of the cash required in connection with the Merger with the proceeds of transactions that are subject to the MTA, including approximately $1.8 billion of proceeds from the expected sale leaseback of certain properties expected to be acquired upon consummation of the Merger, including Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (or, under certain circumstances, if necessary, certain replacement properties specified in the MTA), and approximately $1.4 billion of proceeds expected to be received in consideration of the amendment of certain existing leases between subsidiaries of Caesars and VICI. The consummation of the transactions contemplated by the MTA is subject to satisfaction of certain conditions, including execution of agreements, receipt of required regulatory approvals, the accuracy of the representations and warranties, compliance with covenants, delivery of certain closing deliverables and the absence of any governmental order or action seeking to prohibit the consummation of the transactions contemplated by the MTA.  The Company is currently negotiating the sale leaseback documents, lease amendments and other agreements contemplated by the MTA and cannot assure you as to the timing or outcome of those negotiations with VICI.  Although the Company expects the transactions contemplated by the MTA to be consummated substantially concurrently with the Merger, there can be no assurance as to the timing of the closing of such transactions or that the closings will occur on the terms set forth in the MTA or at all.  In the event that the closings of some or all of the transactions contemplated by the MTA are delayed or do not occur, the Company may be required to incur the 364-day secured bridge facility under the Debt Financing or other additional indebtedness to pay the cash portion of the Merger Consideration, repay the Company’s and certain of Caesars’ and its subsidiaries’ outstanding debt and/or pay transaction fees and expenses related thereto, which could have an adverse impact on the business, financial condition and results of operations of the combined company following the Merger.

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

One of the conditions to the Merger is that no law, statute, rule, regulation, ordinance, code, ruling, subpoena, order, writ, injunction, decree, judgment, ruling, determination, directive, award or settlement issued by a governmental entity (including any gaming authority) shall have been adopted, promulgated or issued that would prohibit, restrain, enjoin or render unlawful the consummation of the Merger or the Share Issuance.  As of November 6, 2019, eight complaints have been filed challenging the Merger. Seven of the complaints generally assert claims under Sections 14(a) and 20(a) of the Exchange Act challenging the adequacy of certain disclosures made in the version of this joint proxy statement/prospectus filed with the SEC on September 3, 2019. Those complaints seek, among other relief, an injunction preventing consummation of the Merger, damages in the event that the Merger is consummated and attorneys’ fees. The eighth complaint, filed in Nevada state court, asserts claims for breach of fiduciary duty by, among other things, approving the Merger at an unfair price and disseminating materially misleading information in connection with the Merger. There can be no assurance that additional claims will not be filed by stockholders of the Company or Caesars seeking damages relating to, or otherwise challenging, the Merger.  If the plaintiffs in any such action secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the Company’s and Caesars’ ability to consummate the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.  If consummation of the Merger is prevented or delayed, it could result in substantial costs to the Company.  In addition, whether or not any plaintiff’s claim is successful, the Company could incur significant costs in connection with any such litigation, including costs associated with the indemnification of the Company’s and Caesars’ directors and officers, and the attention and resources of the respective management of ERI and Caesars could be diverted from the consummation of the Merger and ongoing business activities, which could have an adverse effect on the Company’s business, financial condition and results of operations.

The Merger Agreement contains provisions that limit the Company’s ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of the Company from making a favorable alternative transaction proposal and, in specified circumstances, could require the Company to pay Caesars a termination fee.

The Merger Agreement contains certain provisions that restrict the Company’s ability to solicit, initiate, knowingly facilitate or knowingly encourage any inquiries regarding, or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, a competing proposal, engage, continue or otherwise participate in any substantive discussions or negotiations regarding, or furnish any non-public information to any person in connection with or for the purpose of encouraging or facilitating, a competing proposal, subject to customary exceptions and limitations.  In addition, Caesars generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any third-party alternative transaction proposal before the Company’s board of directors may change, qualify, withhold, withdraw or modify its recommendation that the Company’s stockholders approve the Share Issuance.  Upon termination of the Merger Agreement in certain circumstances relating to changes in the recommendation of the Company’s board of directors in favor of the Share Issuance or entry by the Company into an alternative transaction, the Company will be required to pay a termination fee of approximately $154.9 million to Caesars, as well as reimburse Caesars’ expenses in an amount not to exceed $50.0 million if the Merger Agreement is terminated because of the Company’s failure to obtain the required approval of its stockholders (creditable against any termination fee that may subsequently be paid by the Company).  In such a scenario, the Company may also be required to pay VICI a fee of $75.0 million pursuant to the terms of the MTA.

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

•

under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to consummating the Merger, which may affect the Company’s ability to execute certain of its business strategies or respond effectively to competitive pressures and industry developments; and

•

in certain circumstances, the Company may be required to pay a termination fee of approximately $154.9 million or approximately $836.8 million to Caesars, and may be required to reimburse Caesars’ expenses in an amount not to exceed $50.0 million;

•	the Company may be required to pay a $75.0 million termination fee to VICI pursuant to the terms of the MTA if the MTA is terminated as a result of the termination of the Merger Agreement;
•

if the Company’s board of directors seeks an alternative transaction to the Merger, a potential third-party acquiror or merger partner may propose to pay a lower price to ERI stockholders as a result of the applicable termination fee and expense reimbursement;

•

the price of the Company’s common stock may decline to the extent that the current market price of the Company common stock reflects a higher price than it otherwise would have based on the assumption that the Merger will be consummated;

•	the Company would have incurred significant expenses relating to the Merger that they may be unable to recover; and
•	the Company may be subject to litigation related to the failure to consummate the Merger or to perform its obligations under the Merger Agreement.

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

The Company may be unable to realize anticipated synergies or may incur additional costs.

The Company expects to realize cost synergies from combining administrative and other overlapping functions of Caesars and the Company, as well as revenue synergies.  However, the Company will be required to incur costs, including severance and related expenses, to realize the anticipated synergies. In addition, the amount of synergies realized after consummation of the Merger may be reduced from anticipated levels as a result of cost reduction programs that have been implemented, or may be implemented, by Caesars prior to consummation of the Merger, including Caesars’ previously announced initiatives expected to result in cost savings of $50.0 million.  While the Company’s management believes the combined company will benefit from synergies, the Company may be unable to realize all of these synergies within the time frame expected or at all.  In addition, the Company may incur additional or unexpected costs in order to realize these synergies.

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

The Company expects to enter into the Debt Financing in order to consummate the Merger and refinance the Company’s existing syndicated bank credit facilities and senior notes, and a portion of Caesars’ outstanding indebtedness will remain outstanding following the consummation of the Merger.  As a result, the Company will have a significant amount of additional indebtedness outstanding following the consummation of the Merger.  In addition, the Company expects to have the ability to incur additional debt under its anticipated $1.0 billion revolving credit facility and Caesars Resorts Collection, LLC’s existing $1.0 billion revolving credit facility.  The Company also continually evaluates alternative financing structures and amounts based on its needs and capital markets conditions.  The Company may be required to incur indebtedness under the 364-day secured bridge facility provided under the Debt Financing or other additional indebtedness to finance the Merger Consideration if the transactions contemplated by the MTA or the previously announced sales of certain of the Company’s properties are not consummated prior to or in connection with the consummation of the Merger.  This amount of leverage could have important consequences, including:

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
•

the Company may become more vulnerable to general adverse economic and industry conditions and changes in interest rates, including changes in interest rates resulting from the expected discontinuation of LIBOR; and

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

The guaranties to be entered into by the Company in connection with the existing and new leases with VICI will include covenants that may restrict the ability of the Company to pay dividends and repurchase its shares following the Merger.

The Company will guaranty the obligations of its subsidiaries under the existing and new leases with VICI pursuant to which the Company’s subsidiaries will lease certain parcels of land on which several of their respective properties are located.  These guaranties will include covenants, which, among other things, may restrict the ability of the Company to pay dividends or repurchase its shares if its market capitalization is less than $5.5 billion, and may restrict the ability of the Company to make non-cash dividends, in each case, following the Merger.

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

On September 26, 2019, ERI and VICI entered into the Real Estate Purchase Agreements for the sale of Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City for aggregate consideration of approximately $1.8 billion, subject to satisfaction of customary conditions, including receipt of required regulatory approvals.  In the event that the closing of any of the sales is delayed or does not occur within a certain timeframe, the Company may be required to incur the 364-day secured bridge facility under the Debt Financing or other additional indebtedness to pay the cash portion of the Merger Consideration, to repay the Company’s and certain of Caesars’ and its subsidiaries outstanding debt and/or to pay transaction fees and expenses related thereto, which could adversely impact the business, financial condition and results of operations of the combined company following the Merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit	Method of Filing

2.1	Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s New Orleans; New Orleans, Louisiana)	Previously filed on Form 8-K filed on September 26, 2019.

2.2

Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s Resort Atlantic City and Harrah’s Atlantic City Waterfront Conference Center; Atlantic City, New Jersey)

Previously filed on Form 8-K filed on September 26, 2019.

2.3	Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s Laughlin Hotel and Casino; Laughlin, Nevada)	Previously filed on Form 8-K filed on September 26, 2019.

2.4*	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	Previously filed on Form 8-K filed on August 16, 2019.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*

Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.  Eldorado will furnish supplementally copies of omitted schedules and exhibits to the U.S. Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS, INC.

Date: November 6, 2019	/s/ Thomas R. Reeg
Thomas R. Reeg
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	/s/ Bret Yunker
Bret Yunker
Chief Financial Officer (Principal Financial Officer)