Form 10-K
period 2019-12-31
Eldorado Resorts, Inc.
filed 2020-02-28
CIK 1590895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was $3.0 billion at June 28, 2019 based upon the closing price for the shares of ERI’s common stock as reported by The Nasdaq Stock Market.

As of February 24, 2020, there were 77,796,891 outstanding shares of the Registrant’s Common Stock, net of treasury shares.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.  Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2019.

ELDORADO RESORTS, INC.

ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2019

i

PART I

Item 1.  Business.

Eldorado Resorts, Inc., a Nevada corporation, is referred to as the “Company,” “ERI,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.”

Overview

We are a geographically diversified gaming and hospitality company with 23 gaming facilities in 11 states as of December 31, 2019. Our properties, which are located in Ohio, Louisiana, Nevada, New Jersey, Colorado, Florida, Iowa, Mississippi, Illinois, Indiana and Missouri, feature approximately 23,900 slot machines and video lottery terminals (“VLTs”) and e-tables, approximately 660 table games and approximately 11,300 hotel rooms. Our primary source of revenue is generated by gaming operations, and we utilize our hotels, restaurants, bars, entertainment, racing, sportsbooks, retail shops and other services to attract customers to our properties.

We were founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. In 1993, we partnered with MGM Resorts International to build Silver Legacy Resort Casino (“Silver Legacy”), the first mega-themed resort in Reno. In 2005, we acquired our first property outside of Reno when we purchased a casino in Shreveport, Louisiana, now known as Eldorado Shreveport. In September 2014, we merged with MTR Gaming Group, Inc. and acquired its three gaming and racing facilities in Ohio, Pennsylvania and West Virginia. The following year, in November 2015, we acquired Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International. On May 1, 2017, we completed our acquisition of Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”), adding 13 gaming properties to our portfolio (the “Isle Acquisition”). On August 7, 2018, we acquired the Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino (“Elgin”) (“Elgin Acquisition”). On October 1, 2018, we completed our acquisition of Tropicana Entertainment, Inc. (“Tropicana”), adding seven properties to our portfolio (the “Tropicana Acquisition”).

On January 11, 2019 and March 8, 2019, respectively, we completed our sales of Presque Isle Downs & Casino (“Presque”) and Lady Luck Casino Nemacolin (“Nemacolin”), which are both located in Pennsylvania. On December 6, 2019 we completed our sales of Mountaineer Casino, Racetrack and Resort (“Mountaineer”), Isle Casino Cape Girardeau (“Cape Girardeau”) and Lady Luck Casino Caruthersville (“Caruthersville”). Mountaineer is located in West Virginia and Cape Girardeau and Caruthersville are located in Missouri.

On June 24, 2019, we entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”) with Caesars Entertainment Corporation (“Caesars”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into Caesars, with Caesars surviving as a wholly-owned subsidiary of the Company (“the Merger”). In connection with the execution of the Merger Agreement, the Company also entered into a Master Transaction Agreement (the “MTA”) with VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to which, among other things, the Company has agreed to consummate one or more sale and leaseback transactions with VICI and/or its affiliates with respect to certain property described in the MTA. Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including anti-trust and regulatory approvals. The Company expects that the Merger will be consummated in the first half of 2020.

On July 10, 2019, we entered into a definitive agreement to sell the equity interests of Rainbow Casino Vicksburg Partnership, L.P. and IOC-Kansas City, L.L.C., the entities that hold Lady Luck Casino Vicksburg and Isle of Capri Casino Kansas City, to Twin River Worldwide Holdings, Inc. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. The transaction is expected to be consummated in the first half of 2020.

On January 13, 2020, we entered into a definitive agreement to sell Eldorado Resort Casino Shreveport. The definitive agreement provides that the consummation of the sale is subject to receipt of required regulatory approvals, the prior or concurrent closing of the Merger and other customary conditions. The transaction is expected to be consummated in 2020.

We own 18 of our casinos and five of our casinos are subject to a master lease with GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”), that we entered into in connection with the Tropicana Acquisition on October 1, 2018 (the “Master Lease”). (See full description under “Master Lease”).

Properties

The following table sets forth certain information regarding our properties (listed by the segment in which each property is reported) as of December 31, 2019:

	Year Acquired	State	Sportsbook/Live Racing	Slot Machines, VLTs and e-Tables	Table and Poker Games	Hotel Rooms	Approximate Casino Square Footage
West Region:
Eldorado Reno	N/A	Nevada	Sportsbook	1,000	36	814	71,500
Silver Legacy	2015	Nevada	Sportsbook	983	61	1,685	90,100
Circus Reno	2015	Nevada	Sportsbook	579	6	669	63,100
MontBleu	2018	Nevada	Sportsbook	418	17	438	45,000
Tropicana Laughlin	2018	Nevada	Sportsbook	921	12	1,487	43,700
Isle Black Hawk	2017	Colorado	N/A	904	36	240	28,900
Lady Luck Black Hawk	2017	Colorado	N/A	410	7	164	14,900
Midwest Region:
Waterloo	2017	Iowa	Sportsbook	905	22	194	37,400
Bettendorf	2017	Iowa	Sportsbook	917	14	509	35,500
Boonville	2017	Missouri	N/A	857	21	140	26,000
Kansas City (1)	2017	Missouri	N/A	887	13	N/A	39,800
South Region:
Pompano	2017	Florida	Live Racing	1,453	41	N/A	45,000
Eldorado Shreveport (1)	2005	Louisiana	N/A	1,406	54	403	80,600
Lake Charles	2017	Louisiana	N/A	1,181	47	493	26,200
Baton Rouge	2018	Louisiana	N/A	756	10	288	28,500
Lula	2017	Mississippi	Sportsbook	861	17	486	57,000
Vicksburg (1)	2017	Mississippi	Sportsbook	577	N/A	89	25,000
Greenville	2018	Mississippi	Sportsbook	594	4	40	22,800
East Region:
Scioto Downs	2014	Ohio	Live Racing	2,409	N/A	N/A	142,000
Trop AC	2018	New Jersey	Sportsbook	2,330	124	2,364	121,900
Central Region:
Elgin	2018	Illinois	N/A	1,088	30	N/A	36,700
Lumière	2018	Missouri	N/A	1,371	46	494	75,000
Evansville	2018	Indiana	Sportsbook	1,130	41	338	46,300
Total				23,937	659	11,335	1,202,900

(1)

We have entered into agreements to sell Isle of Capri Casino Kansas City, Lady Luck Casino Vicksburg and Eldorado Resort Casino Shreveport. The Isle of Capri Casino Kansas City and Lady Luck Casino Vicksburg sales are expected to close in the first half of 2020. The Eldorado Resort Casino Shreveport sale is expected to close in 2020.

West Region

The West segment consists of seven properties in Nevada and Colorado.

Eldorado Resort Casino Reno

Eldorado Resort Casino Reno (“Eldorado Reno”) is a premier hotel, casino and entertainment facility. The interior of the hotel is designed to create a European ambiance where hotel guests enjoy panoramic views of Reno’s skyline and the majestic Sierra Nevada mountain range. Eldorado Reno is centrally located in downtown Reno, Nevada. Eldorado Reno includes a casino, a race and sportsbook, 11 restaurants, a showroom, VIP room, retail shops, convention center and an outdoor plaza located diagonal to Eldorado Reno which hosts a variety of special events. Eldorado Reno is connected with our other two Reno properties, Silver Legacy and Circus Reno, in a “seamless” manner by enclosed climate controlled skywalks (branded as “THE ROW”). THE ROW draws from residents of the Reno area as well as tourist visitation from northern California and the Pacific Northwest.

Silver Legacy Resort Casino

Silver Legacy Reno (“Silver Legacy”) is the tallest building in northern Nevada consisting of 37, 34 and 31-floor tiers. Silver Legacy’s opulent interior showcases a casino built around Sam Fairchild’s 120-foot tall mining rig, which appears to mine for silver. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The Silver Legacy is centrally located in downtown Reno, Nevada and offers a casino, a race and sportsbook, six restaurants, including Ruth’s Chris Steak House, a 21,000 square-foot spa which opened in the fourth quarter of 2018, an outdoor swimming pool and sundeck and retail shops.

Circus Circus Reno

Circus Circus Reno (“Circus Reno”) is an iconic, circus‑themed hotel‑casino and entertainment complex with two hotel towers. It is conveniently located as the first casino directly off Interstate 80 when entering downtown Reno, Nevada. Circus Reno offers a casino, a race and sportsbook, eight dining venues including a food court, a midway featuring over 150 games, live circus acts and an arcade.

Isle Casino Hotel-Black Hawk

Isle Casino Hotel-Black Hawk (“Isle Black Hawk”) is one of the first gaming facilities reached by customers arriving from Denver via Highway 119, the main thoroughfare connecting Denver to Black Hawk. Black Hawk is located approximately 40 miles west of the Denver, Colorado metropolitan area which serves as Isle Black Hawk’s primary feeder market. The property includes a casino, hotel, three restaurants, approximately 5,000 square feet of flexible space that can be used for meetings and special events and an attached parking garage. Isle Black Hawk is connected to our Lady Luck Casino-Black Hawk property via sky bridges.

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

Tropicana Laughlin Hotel and Casino

Tropicana Laughlin Hotel and Casino ("Tropicana Laughlin") is located on an approximately 31-acre site on Casino Drive, Laughlin, Nevada's principal thoroughfare. Amenities include a race and sportsbook, a hotel, a heated outdoor swimming pool, seven restaurants, an entertainment lounge with live music, a premium lounge for high-end players, an 800-seat multi-purpose showroom and concert hall, meeting and convention space, retail stores, an arcade and a covered parking structure. Tropicana Laughlin primarily draws customers from southern California and Arizona.

MontBleu Casino Resort & Spa

MontBleu Casino Resort & Spa (“MontBleu”) is situated on approximately 21 acres in South Lake Tahoe, Nevada surrounded by the Sierra Nevada Mountains. In addition to the casino, the property offers a race and sportsbook, a hotel, three restaurants and various non-gaming amenities, including retail shops, two nightclubs, a 1,300-seat showroom, approximately 14,000 square feet of meeting and convention space, a parking garage, a full-service health spa and workout area, an indoor heated lagoon-style pool with whirlpool and a 110-seat wedding chapel. MontBleu’s primary feeder markets include Northern California, the Reno area and the Pacific Northwest.

Midwest Region

The Midwest segment consists of four properties, including two dockside casinos in Iowa and two land-based casinos in Missouri.

Isle Casino Waterloo

Isle Casino Waterloo (“Waterloo”) is located in Iowa adjacent to Highway 218 and US 20. The property consists of a single-level land-based casino including a race and sportsbook and offers a wide variety of non-gaming amenities including a hotel and three restaurants. Waterloo primarily draws customers from within a twenty-five-mile radius of the property. The property also attracts customers from Cedar Rapids and Mason City, Iowa.

Isle Casino Bettendorf

Isle Casino Bettendorf (“Bettendorf”) is located in Iowa off Interstate 74, an interstate highway serving the Quad Cities metropolitan area, which consists of Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois. Bettendorf consists of a land-based casino, a race and sportsbook, three dining venues, two hotel towers and 40,000 square feet of convention and banquet space. The Quad Cities metropolitan area currently has three gaming operations, including our gaming facility, and is the main feeder market for Bettendorf.

Isle of Capri Casino Boonville

Isle of Capri Casino Boonville (“Boonville”) is located in Missouri three miles off Interstate 70, approximately halfway between Kansas City and St. Louis. It is the only gaming facility in central Missouri. The property consists of a single level dockside casino, two dining venues and offers a 32,400 square foot pavilion and entertainment center. Boonville attracts customers primarily from the Columbia and Jefferson City areas.

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

Isle Casino Racing Pompano Park

Isle Casino Racing Pompano Park (“Pompano”), a casino and harness racing track located in Pompano Beach, Florida, is located off Interstate 95 and the Florida Turnpike on a 223-acre owned site, near Fort Lauderdale, midway between Miami and West Palm Beach. Pompano offers four dining venues and is the only racetrack licensed to conduct harness racing in Florida. In April 2018, we announced the formation of a joint venture with the Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack. Pompano primarily attracts customers from within a 25-mile radius of the property.

Eldorado Resort Casino Shreveport

Eldorado Resort Casino Shreveport (“Eldorado Shreveport”) is a premier resort with a tri-level riverboat casino and an all-suite art deco-style hotel located in Shreveport, Louisiana adjacent to Interstate 20, a major highway that connects the Shreveport market with the attractive feeder markets of East Texas and Dallas/Fort Worth, Texas. The property offers five restaurants, including a gourmet steakhouse, and a 380-seat grand ballroom. The principal target markets for Eldorado Shreveport are patrons from the Dallas/Fort Worth Metroplex and East Texas, which provides access to a large customer base within approximately 200 miles of Shreveport.

Isle of Capri Casino Lula

Isle of Capri Casino Lula (“Lula”) is located off of Highway 49, the only road crossing the Mississippi River between Mississippi and Arkansas for more than 50 miles in either direction. Lula consists of two dockside casinos, a race and sportsbook, two land-based hotels, three dining venues, two sportsbook terminals and a land-based pavilion and entertainment center. Lula draws a significant amount of business from the Little Rock, Arkansas metropolitan area, which is located approximately 120 miles west of the property. Lula is also located approximately 60 miles southwest of Memphis, Tennessee.

Lady Luck Casino Vicksburg

Lady Luck Vicksburg (“Vicksburg”) is located off Interstate 20 and Highway 61 in western Mississippi, approximately 50 miles west of Jackson, Mississippi, and consists of a dockside casino, a race and sportsbook, hotel and four dining venues. Vicksburg’s customers are drawn primarily from within a 60-mile radius of the property.

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

Trop Casino Greenville

Trop Casino Greenville (“Greenville”), located in Greenville, Mississippi, is a land-based gaming facility with slot machines and table games, a race and sportsbook, two restaurants, a bar and 734 onsite parking spaces. The property also leases and operates the Greenville Inn & Suites, located less than a mile from the casino, and offers free shuttle service between the hotel and casino. The property draws customers primarily from the local market and, to some extent, from the Little Rock, Vicksburg and Tunica markets.

Belle of Baton Rouge Casino & Hotel

Belle of Baton Rouge Casino & Hotel (“Baton Rouge”) is a dockside riverboat situated on approximately 23 acres on the Mississippi River in the downtown historic district of Baton Rouge, Louisiana. Amenities include a hotel, 25,000 square feet of meeting space, an outdoor pool, three dining venues and an entertainment venue inside a 56,000-square-foot glass atrium. The majority of Baton Rouge’s customers are drawn from within a 50-mile radius of the property.

East Region

The East segment consists of two properties, including a racino located in Ohio and a casino in New Jersey.

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

Tropicana Casino and Resort, Atlantic City

Tropicana Casino and Resort, Atlantic City (“Trop AC”) is situated on approximately 15 acres with approximately 660 feet of ocean frontage in Atlantic City, New Jersey. Located within driving distance from the densely populated New York-to-Washington D.C. corridor, the Atlantic City market typically attracts day-trip and overnight customers from within a 300-mile radius. Trop AC is one of the larger properties in Atlantic City featuring four hotel towers and the adjacent Chelsea Hotel in addition to approximately 121,900 square feet of gaming space and a race and sportsbook. The property also features The Quarter, a Havana-themed, Las Vegas-style, approximately 200,000 square-foot indoor entertainment and retail center, 25 restaurants, nightclubs, shops and an IMAX theatre. Other amenities include a 2,000-seat showroom, an up-scale Disco themed nightclub, a full-service spa and salon, a health club and indoor pool, a beach and pool bar and approximately 99,000 square feet of meeting and convention space.

Central Region

The Central segment consists of three properties located in Indiana, Illinois and Missouri.

Tropicana Evansville

Tropicana Evansville (“Evansville”) is a large casino hotel and entertainment complex and a popular attraction in Evansville, the third largest city in the state of Indiana. The property serves customers in the tri-state region of southern Indiana, southeastern Illinois and western Kentucky, as well as the Nashville, Tennessee area, and is the only full-service casino within an 85-mile radius. The land-based complex, which is anchored on each end by two hotels and encompasses approximately 79,000 square feet of enclosed space, includes approximately 45,000 square feet of casino floor, four dining venues, a race and sportsbook and back of house space. The complex also includes approximately 11,000 square feet of convention space adjacent to the casino, and a Riverfront Event Center located across the street, which includes approximately 10,000 square feet of convention space overlooking the Ohio River.

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

The percentage rent payable under the Master Lease is adjusted every two years based on the actual net revenues of the leased properties during the two-year period then ended. The initial variable rent percentage, which is fixed for the first two years from the Master Lease inception, is $13.4 million per year. The actual percentage increase is based on actual performance and may change materially.

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

The foregoing summary of the Master Lease is qualified in its entirety by reference to the Master Lease, which has been filed with the Securities and Exchange Commission.  Under the prior lease accounting standard, it was accounted for as a failed sale-leaseback with a financing obligation equal to the fair value of the leased real estate assets and liabilities acquired in purchase accounting. Upon adoption of ASC 842 (see Note 3), the Company re-evaluated the Master Lease and determined this existing failed sale-leaseback transaction will continue to be accounted for as a financing obligation.

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

Diversified portfolio across markets and customer segments

We are geographically diversified across the United States, with no single property accounting for more than 14% of our net revenues for the year ended December 31, 2019. Our customer pool draws from a diversified base of both local and out-of-town patrons. We have also implemented changes to our marketing strategies to reach more potential customers through targeted direct mail, expanded electronic communications and cross-property marketing initiatives. We believe we have assembled a platform on which we can continue to grow and provide a differentiated customer experience.

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

Betting, Online Gaming and Development Opportunities

William Hill

In September 2018, we entered into a 25-year agreement, which became effective January 29, 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which the Company (i) granted to William Hill the right to conduct betting activities in retail channels and under the Company’s first skin and third skin for online channels with respect to the Company’s current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing the Company’s second skin available with respect to properties in such territories.  Pursuant to the terms of the agreement, in January 2019 the Company received a 20% ownership interest in William Hill US as well as 13.4 million ordinary shares of William Hill PLC, which carry certain time restrictions on when they can be sold. Additionally, the Company receives a profit share from the operations of betting and other gaming activities associated with the Company’s properties. “Skin” in the context of this agreement refers to Eldorado’s ability to grant to William Hill an online channel that allows William Hill to operate online casino and sports gaming activities in reliance on, and utilizing the benefit of, any licenses granted to Eldorado or its subsidiaries.

The Stars Group

In November 2018, we entered into a 20-year agreement with The Stars Group Inc. (“TSG”) pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses. Pursuant to the terms of the TSG agreement, we received 1.1 million TSG common shares valued at approximately $18.6 million and an additional $5.0 million in TSG common shares became payable to us upon TSG’s exercise of its first option, which shares we received in the fourth quarter of 2019. In December 2019 we sold approximately 0.5 million of our TSG common shares at the request of William Hill and in accordance with the terms of our William Hill agreement. We may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in our markets.

Pompano Joint Venture

In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property.  As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with our input and will submit it for our review and approval. We and Cordish have made cash contributions of $500,000 each and could be required to make additional contributions to a maximum of $2.0 million ($1.0 million per member) at the request of the managing member. We have agreed to contribute approximately 130 to 200 acres of land to the joint venture for the project. As of December 31, 2019, we have contributed approximately 23 acres to the joint venture at an approximate fair value of $6.6 million. While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. We participate evenly with Cordish in the profits and losses of the joint venture, which is included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Income.

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

Employees and Labor Relations

As of December 31, 2019, we had approximately 15,500 employees. As of such date, we had 18 collective bargaining agreements covering approximately 3,100 employees. Five collective bargaining agreements are scheduled to expire in 2020, and we are currently renegotiating one collective bargaining agreement that has expired. There can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.

Cautionary Statement Regarding Forward‑Looking Information

This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward‑looking statements. Specifically, forward-looking statements may include, among others, statements concerning:

•	projections of future results of operations or financial condition;
•	our ability to consummate the acquisition of Caesars, the related real estate transactions with VICI and the disposition of our properties located in Kansas City, Vicksburg and Shreveport;
•	expectations regarding our business and results of operations of our existing casino properties and prospects for future development and expansion of sports betting and online betting and gaming;

•	expectations regarding trends that will affect our market and the gaming industry generally and the impact of those trends on our business and results of operations;
•	our ability to comply with the covenants in the agreements governing our outstanding indebtedness;
•	our ability to meet our projected debt service obligations, operating expenses, and maintenance capital expenditures;
•	expectations regarding availability of capital resources;
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
•

the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects and operation of online sportsbook, poker and gaming.

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

•	the ability to identify suitable acquisition opportunities and realize growth and cost synergies from any future acquisitions;
•	future maintenance, development or expansion projects will be subject to significant development and construction risks;
•	our operations are particularly sensitive to reductions in discretionary consumer spending and are affected by changes in general economic and market conditions;
•	our gaming operations are highly regulated by governmental authorities and the cost of complying or the impact of failing to comply with such regulations;
•	changes in gaming taxes and fees in jurisdictions in which we operate;

•	risks relating to pending claims or future claims that may be brought against us;
•	changes in interest rates and capital and credit markets;
•	our ability to comply with certain covenants in our debt documents and the Master Lease;
•	the effect of disruptions to our information technology and other systems and infrastructure;
•	our ability to attract and retain customers;
•	weather or road conditions limiting access to our properties;
•	the effect of war, terrorist activity, acts of violence, natural disasters and other catastrophic events;
•	the intense competition to attract and retain management and key employees in the gaming industry; and
•	Other factors described in Part II, Item 1A. “Risk Factors” contained herein and our reports on Form 10-Q and Form 8-K filed with the Securities and Exchange Commission (“SEC”).

In addition, the acquisition of Caesars, the related real estate transactions with VICI and the disposition of our properties located in Kansas City, Vicksburg and Shreveport and the provisions of the related acquisition agreements create additional risks, uncertainties and other important factors, including but not limited to:

•

the possibility that the proposed transactions are not consummated when expected or at all because required regulatory or other approvals are not received or other conditions to the consummation thereof are not satisfied on a timely basis or at all;

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

•	competitive responses to the proposed transactions;
•	legislative, regulatory and economic developments;
•	the possibility that our business or Caesars’ business may suffer as a result of the announcement of the acquisition;
•	the ability to retain certain of our key employees and Caesars’ key employees;
•	the outcome of legal proceedings instituted as a result of the proposed transactions;
•	the impact of the proposed transactions, or the failure to consummate the proposed transactions, on our stock price;
•	diversion of management’s attention from our ongoing operations;
•	the impact of provisions of the Merger Agreement limiting the operation of our business prior to the closing of the Merger;
•	the impact of the announcement or consummation of the proposed transactions on the Company’s relationships with third parties, which may make it more difficult to maintain business relationships; and
•	other risks and uncertainties described in Part II, Item 1A. “Risk Factors” contained herein and our reports on Form 10-K, Form 10-Q and Form 8-K filed with the SEC.

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

Available Information

We are required to file annual, quarterly and other current reports and information with the SEC. Because we submit filings to the SEC electronically, access to this information is available at the SEC’s website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC.

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

Risk Factors Relating to our Operations

Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside our control.

Consumer demand for casino hotel and racetrack properties such as ours is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, the impact of high energy and food costs, the increased cost of travel, decreased disposable consumer income and wealth, fears of war and future acts of terrorism, or widespread illnesses or epidemics, including the coronavirus, could further reduce customer demand for the amenities that we offer. In addition, increases in gasoline prices, including increases prompted by global political and economic instabilities, can adversely affect our operations because most of our patrons travel to our properties by car or on airlines that may pass on increases in fuel costs to passengers in the form of higher ticket prices. Further, security concerns, terrorist attacks, widespread illnesses or epidemics, including the coronavirus, and other geopolitical events can have a material adverse effect on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and our business in particular. Economic downturns, geopolitical events and other related factors which impact discretionary consumer spending and other economic events that are beyond our control have had direct effects on our business and the tourism industry in the past and could adversely affect us in the future.

We face substantial competition in the hotel and casino industry and expect that such competition will continue.

The gaming industry is characterized by an increasingly high degree of competition and competition is intense in most of the markets in which we operate.  We compete with a variety of gaming operations, including land-based casinos, dockside casinos, riverboat casinos, casinos located on racing tracks and casinos located on Native American reservations and other forms of legalized gaming such as video gaming terminals (VGTs) at bars, restaurants and truck stops and mobile gambling and sports betting.  We also compete, to a lesser extent, with other forms of legalized gaming and entertainment such as bingo, pull tab games, card parlors, sports books, fantasy sports websites, “cruise-to-nowhere” operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai and, in the future, may compete with gaming at other venues.  In addition, we compete more generally with other forms of entertainment for the discretionary spending of our customers.  Certain of our competitors are large gaming companies with greater name recognition and marketing and financial resources.  In some instances, particularly in the case of Native American casinos, our competitors pay lower taxes or no taxes.  These factors create additional challenges for us in competing for customers and accessing cash flow or financing to fund improvements for our casino and entertainment product that enable us to remain competitive.

States that already have legalized casino gaming may further expand gaming, and other states that have not yet legalized gaming may do so in the future. There has been significant competition in our markets as a result of the expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes in prior years. For example, in recent years a number of states, including Illinois, Pennsylvania and Ohio, have either approved casino gaming or substantially expanded gaming by authorizing additional casino licenses and VGTs at horse racing tracks, truck stops or other locations.  Additionally, we also compete with Native American gaming operations in California and other jurisdictions where Native American tribes operate large-scale gaming facilities or otherwise conduct gaming activities on Native American lands. Further expansion of legalized casino gaming in states and on Native American reservations in or near our markets or changes to gaming laws in states in which we have operations and in states near our operations could increase competition and could adversely affect our operations.

Further, we face increasing competition as a result of the expansion of legalized online gaming and sports betting in the last few years.  Online gaming has been approved in several states where we have casino properties, including Iowa, Nevada and New Jersey, and a number of states, including Indiana, Iowa, Colorado, New Jersey and Nevada, permit online sports betting.  We expect that other states will adopt legislation that permits online sports betting and gaming, which will result in significant additional competition for our casino properties.

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

Our operations in several jurisdictions depend on agreements with third parties. If we are unable to renew these agreements on satisfactory terms as they expire, our business may be disrupted and, in the event of disruptions in multiple jurisdictions, could have a material adverse effect on our financial condition and results of operations. For example, Iowa law requires that each gambling venue in Iowa must have a licensed “Qualified Sponsoring Organization,” or “QSO”, which is a tax-exempt non-profit organization. The QSO must donate the profits it receives from casino operations to educational, civic, public, charitable, patriotic or religious uses. Both of our Iowa properties have an agreement with a local QSO. We have the right to renew our agreements for Bettendorf and Waterloo when they expire in 2025 and 2021, respectively.

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

We currently lease certain parcels of land on which several of our properties are located, including five of the properties that we acquired in the Tropicana Acquisition. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership of the underlying land. Accordingly, we have no interest in the leased land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases which are beyond our control.  If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Our leases provide that they may be terminated for a number of reasons, including failure to pay rent, taxes or other payment obligations or the breach of other covenants contained in the leases. In particular, the Master Lease requires annual rent payments of at least $87.6 million, which is subject to escalation annually, and obligates us to make specified minimum capital expenditures with respect to the leased properties. If our business and properties fail to generate sufficient earnings, the payments required to service the rent obligations under the Master Lease could materially and adversely limit our ability to react to changes in our business and make acquisitions and investments in our properties. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. A termination of our ground leases or the Master Lease could result in a default under our debt agreements and could have a material adverse effect on our business, financial condition and results of operations. Further, in the event that any lessor of our leased properties, including properties that are subject to the Master Lease, encounters financial, operational, regulatory or other challenges, there can be no assurance that such lessor will be able to comply with its obligations under the applicable lease.

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

We are subject to extensive federal, state and local regulation and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business.

Licensing Requirements.  The ownership and operation of casino gaming, riverboat and horse racing facilities are subject to extensive federal, state and local regulation, and regulatory authorities at the federal, state, and local levels have broad powers with respect to the licensing of gaming businesses and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, each of which poses a significant risk to our business, financial condition and results of operations. We currently hold all state and local licenses and related approvals necessary to conduct our present gaming operations, but we must periodically apply to renew many of our licenses and registrations. We cannot assure you that we will be able to obtain such renewals. Any failure to maintain or renew our existing licenses, registrations, permits or approvals would have a material adverse effect on us. Furthermore, if additional laws or regulations are adopted or existing laws or regulations are amended or interpreted differently, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us.

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

Our officers, directors and key employees are also subject to a variety of regulatory requirements and various licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities. If any of the applicable Gaming Authorities were to find an officer, director or key employee of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the Gaming Authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could materially adversely affect our gaming operations.

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

Regulations adopted by the U.S. Department of Treasury Financial Crimes Enforcement Network (“FINCEN”) require us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. U.S. Treasury Department regulations also require us to report certain suspicious activity, including any transaction that exceeds $5,000, if we know, suspect or have reason to believe that the transaction involves funds from illegal activity or is designed to evade federal regulations or reporting requirements. Substantial penalties can be imposed if we fail to comply with these regulations. FINCEN has recently increased its focus on gaming companies.

We are required to report certain customer’s gambling winnings via form W-2G to comply with current Internal Revenue Service regulations. Should these regulations change, we would expect to incur additional costs to comply with the revised reporting requirements.

Taxation and Fees. In addition, gaming companies are generally subject to significant revenue-based taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming taxes and/or property taxes and worsening economic conditions could intensify those efforts. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our future financial results.

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

During the second quarter of 2018, the U.S. Supreme Court overturned the federal ban on sports betting.  As a result, several jurisdictions in which we operate legalized sports betting and additional jurisdictions may do so in the future.  We currently accept wagers on sporting events in Nevada, New Jersey, Mississippi, Iowa and Indiana. However, our ability to expand our sports betting and online operations is dependent on adoption of regulations permitting sports betting in the United States and may be negatively impacted by a recent opinion of the U.S. Justice Department’s Office of Legal Counsel relating to the restrictions on online gaming under existing federal statutes. There can be no assurances when, or if, regulations enabling sports betting and online sportsbook, casino gaming and poker will be adopted, or the terms of such regulations, in certain of the jurisdictions in which we operate.

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

We rely on our key personnel and we may face difficulties in attracting and retaining qualified employees for our casinos and race tracks.

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

Work stoppages, organizing drives and other labor problems could negatively impact our future profits.

As of December 31, 2019, we had 18 collective bargaining agreements covering approximately 3,100 employees. A lengthy strike or other work stoppages at any of our casino properties could have an adverse effect on our business and results of operations. Given the large number of employees, labor unions are making a concerted effort to recruit more employees in the gaming industry, including at some of our properties. As a result, we cannot provide any assurance that we will not experience additional and more successful union organization activity in the future.

Because we own real property, we will be subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

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

An earthquake, hurricane, flood, other natural disaster, act of terrorism or other casualty events could adversely affect our business and we may not have sufficient insurance coverage to cover such losses.

The operations of our facilities are subject to disruption or reduced patronage as a result of severe weather conditions, natural disasters and other casualty events, including acts of terrorism or violence. The Reno area has been, and may in the future be, subject to earthquakes and other natural disasters and certain of our other properties are located in flood zones or are otherwise subject to significant disruption based on adverse weather conditions. Because many of our gaming operations are located on or adjacent to bodies of water, these facilities are subject to risks in addition to those associated with other casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions and other disasters. For example, flooding along the Mississippi River can impact six or more of our properties and result in them being closed for differing periods of time. Our properties in Florida, Mississippi, Louisiana and New Jersey are particularly vulnerable to hurricanes, wind and storm surge. Our Pompano property was closed for four days in 2017 because of storms. In addition, severe weather such as high winds and blizzards occasionally limits access to our land-based facilities in Colorado and Reno. Inadequate insurance or lack of available insurance for these and other certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. Further, if properties subject to the Master Lease are impacted by a casualty event, the Master Lease requires us to repair or restore the affected properties even if the cost of such repair or restoration exceeds the insurance proceeds that we receive. Under such circumstances, the rent under the Master Lease is required to be paid during the period of repair or restoration even if all or a portion of the affected property is not operating. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of the casualty event or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income due to terrorism, violence, deterioration or corrosion, insect or animal damage and pollution, may not be covered under our policies. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to fund replacements or repairs for destroyed property and reduce the funds available for payments of our obligations. Further, we renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from coverage. Among other factors, it is possible that regional political tensions, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits), additional exclusions from coverage or higher deductibles. Among other potential future adverse changes, in the future we may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

We are subject to risks relating to mechanical failure, forces of nature, casualty, extraordinary maintenance and other causes.

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

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our business and financial condition.

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

We collect information relating to our guests and employees for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States. We rely on information technology and other systems to maintain and transmit this personal and financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. Our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus or unauthorized or fraudulent use by customers, company employees, or employees of third-party vendors. We face cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Cyber-attacks and security breaches may include, but are not limited to, attempts to access information, including customer and company information, computer malware such as viruses, denial of service, ransomware attacks that encrypt, exfiltrate or otherwise render data unusable or unavailable in an effort to extort money or other consideration as a condition to purportedly returning the data to a usable form, operator errors or misuse, or inadvertent releases of data and other forms of electronic security breaches. The steps we take to deter and mitigate these risks may not be successful and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation and loss of reputation, potentially impacting our financial results.

In addition, third party service providers and other business partners process and maintain proprietary business information and data related to our guests, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third-party penetration of our network security or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or those of a third party service provider or business partner. As a result, our business information, guest, supplier and other business partner data may be lost, disclosed, accessed or taken without their consent.

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

Our operations are vulnerable to fraud and cheating.

To increase winnings, gaming customers of ours may attempt or commit fraud or cheat. Such attempts could involve tactics including the use of counterfeit chips, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Our failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. Moreover, our reputation could be adversely affected by negative publicity related to such schemes, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations have historically been subject to seasonal variations and quarterly fluctuations in operating results, and we can expect to experience such variations and fluctuations in the future.

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

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

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

We face risks associated with growth and acquisitions.

We have grown our operations through a number of strategic acquisitions and we expect that we will continue to evaluate opportunities for growth in existing or new markets, through acquiring or developing other gaming entertainment facilities or redeveloping our existing gaming facilities. In the future, we may also pursue expansion opportunities, including joint ventures, in jurisdictions where casino gaming is not currently permitted in order to be prepared to develop projects upon approval of casino gaming.

Although we only intend to pursue acquisitions and development opportunities that, if consummated, will be accretive to us and our stockholders, we cannot be sure that we will be able to identify attractive acquisition or development opportunities or that we will experience the return on investment that we expect. In particular, we cannot be sure that we will realize the anticipated synergies and benefits of our acquisitions or that they will be accretive to our results of operations. Our estimates and assumptions regarding expected synergies and benefits of our acquisitions and development projects could materially change due to factors beyond our control and could delay, decrease or eliminate the expected accretive effect of the acquisitions and cause resulting dilution to our earnings per share or negatively impact the price of our common stock

In addition, acquisitions require significant management attention and resources to integrate new properties, businesses and operations. Potential difficulties we may encounter as part of the integration process include:

•	the inability to successfully integrate acquired assets in a manner that permits us to achieve the full revenue and other benefits anticipated to result from the acquired operations;
•

complexities associated with managing the combined business, including difficulties addressing possible differences in cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of the company in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities and unforeseen increased expenses associated with acquired operations.

In addition, it is possible that the integration process could result in:

•	diversion of the attention of our management;
•	the disruption of, or the loss of momentum in, our ongoing businesses; and
•	inconsistencies in standards, controls, procedures and policies;

any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits, or could reduce our earnings or otherwise adversely affect our business and financial results.

There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations, into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive gaming or other necessary licenses or approvals for new projects that we may pursue. In addition, we may from time to time elect to divest properties that we determine are not core to our operations. We cannot be sure that we will be able to sell such non-core assets on terms that result in a return on our investment or at all.

We may experience construction delays or cost overruns during our expansion or development projects that could adversely affect our operations.

From time to time, we may commence development and construction projects on new properties or at our current properties. We also evaluate other expansion opportunities as they become available and may in the future engage in additional construction projects.  As an example, our joint venture with Cordish intends to master plan and develop a mixed-use entertainment and hospitality destination on unused land adjacent to the Pompano casino and racetrack. The anticipated costs and construction periods for development and construction projects are based upon budgets, conceptual design documents and construction schedule estimates prepared by us or, in the case of Pompano, our joint venture partner, in consultation with our architects, all of which are subject to assumptions that may be subject to change based on unforeseen circumstances. Development and construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite entitlements, licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development. Significant budget overruns or delays with respect to expansion and development projects could adversely affect our results of operations.

Our planned capital expenditures may not result in our expected improvements in our business.

We regularly expend capital to construct, maintain and renovate our properties to remain competitive, maintain the value and brand standards of our properties and comply with applicable laws and regulations. Our ability to realize the expected returns on our capital investments is dependent on a number of factors, including general economic conditions; changes to construction plans and specifications; delays in obtaining or inability to obtain necessary permits, licenses and approvals; disputes with contractors; disruptions to our business caused by construction; and other unanticipated circumstances or cost increases.

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

We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets, which could negatively affect our operating results.

As of December 31, 2019, we had $2.0 billion of goodwill and other intangible assets. We perform annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each fiscal year, or on an interim basis if indicators of impairment exist. For properties with goodwill and/or other intangible assets with indefinite lives, these tests could require the comparison of the implied fair value of each reporting unit to carrying value.

As a result of the sale of certain non-operating real property located in Pennsylvania, the Company recognized an impairment charge of $1.0 million during the year ended December 31, 2019.

During the third quarter of 2018, as a result of the announced sale to Churchill Downs Incorporated combined with the classification of Vicksburg’s operations as assets held for sale, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds. The impairment reduced the value of goodwill. Additionally, in conjunction with the agreement to sell our rights and obligations to operate Nemacolin, an impairment charge totaling $3.8 million was recorded in 2018 due to the carrying value of the property and equipment being sold exceeding the estimated net sales proceeds.

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

Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets and current operating plans of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, internal operating decisions or other events affecting various forms of travel and access to our properties.

Risks Related to the Caesars Acquisition

The Merger Agreement subjects us to restrictions on our business activities during the pendency of the Merger.

The Merger Agreement subjects us to restrictions on our business activities and obligates us to generally operate our businesses in the ordinary course in all material respects during the pendency of the Merger absent Caesars’ prior written consent.  These restrictions could prevent us from pursuing attractive business opportunities or responding effectively to competitive pressures and industry developments that arise prior to the consummation of the Merger or termination of the Merger Agreement and are outside the ordinary course of business.  In particular, the Merger Agreement restricts us from making certain acquisitions and dispositions and taking other specified actions absent Caesars’ prior written consent. If we are unable to take actions we believe are beneficial, such restrictions could have an adverse effect on our business, financial condition and results of operations.

Delay or failure to consummate the Merger would prevent the Company from realizing the anticipated benefits of the Merger and the Company would also remain liable for significant transaction costs.

Any delay in consummating the Merger may increase the cash portion of the Merger Consideration and adversely impact the combined company’s ability to realize synergies and other benefits that are anticipated if the Merger is consummated within the expected timeframe.  In particular, if the applicable closing conditions set forth in the Merger Agreement are not satisfied by March 25, 2020, the amount of cash payable by us as Merger Consideration per share of Caesars common stock will increase by $0.003333 for each day from March 25, 2020 until the closing date of the Merger.  In addition, the market price of our common stock may reflect various market assumptions as to whether and when the Merger will be consummated.  Consequently, the failure to consummate, or any delay in the consummation of, the Merger could result in significant changes in the market price of our common stock.  In addition, we have incurred and will continue to incur significant costs relating to the Merger, such as debt commitment, ticking, legal, accounting, financial advisor and other fees, and, to the extent that the Debt Financing (as defined herein) is incurred prior to consummation of the Merger, interest expense, in each case, that may increase in the event that the consummation of the Merger is delayed and will be payable in the event that the Merger is not consummated.  For example, we may elect to issue all or a portion of the Debt Financing (other than the commitments for our new revolving credit facility or 364-day secured bridge facility) into escrow pending consummation of the Merger and satisfaction of the other closing conditions,  and, pursuant to the amended and restated commitment letter (as amended, the “A&R Commitment Letter”) and the related fee letters for the merger financing and subject to the conditions set forth therein, the lenders have the right to require us (or our unrestricted subsidiary) to issue all or a portion of the Debt Financing (other than the commitments for our new revolving credit facility or 364-day secured bridge facility) into escrow pending consummation of the Merger and satisfaction of the other closing conditions if it has not otherwise closed prior to March 31, 2020. Issuance of all or any portion of the Debt Financing prior to the closing of the Merger would cause us to incur additional interest expense prior to consummation of the Merger, which may result in significant additional cost to us. Moreover, if the Merger Agreement is terminated in certain circumstances, we will be obligated to pay a termination fee to Caesars of approximately $836.8 million.  Further, in the event the MTA is terminated because the Merger Agreement is terminated, we are required to pay VICI a fee of $75.0 million pursuant to the terms of the MTA.

Whether or not the Merger is consummated, the pendency of the Merger could cause disruptions in our business, which could have an adverse effect on our business, financial condition and results of operations.

The pendency of the Merger could cause disruptions in our business, including the following:

•

our current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger or consider other employment alternatives, which might adversely affect our ability to retain or attract key managers and other employees, and current employees of ours may lose productivity as a result of such uncertainty;

•	our current and prospective customers may anticipate changes in how they are served or the benefits offered by our loyalty reward programs and may, as a result, choose to discontinue their patronage;
•

current and prospective suppliers or other business relations of ours may delay or defer certain business decisions or may seek to terminate, change or renegotiate their relationship or key commercial agreements with us, or not to establish a relationship with us, as a result of the Merger; and

•	the attention of our management and key employees may be diverted from the operation of our business toward the consummation of the Merger.

If any of these disruptions were to occur, it could have an adverse effect on our business, financial condition and result of operation.

Obtaining required approvals and satisfying closing conditions may delay or prevent consummation of the Merger.

Consummation of the Merger is subject to various closing conditions, including, among others, (i) the expiration or termination of any applicable waiting period under the HSR Act and receipt of required gaming approvals, (ii) the absence of any governmental order or law prohibiting the consummation of the Merger, (iii) adoption of the Merger Agreement by holders of a majority of the outstanding shares of Caesars common stock entitled to vote, (iv) the approval by our stockholders of the issuance of shares of our common stock in the Merger (the “Share Issuance”), (v) the effectiveness of the registration statement for our common stock to be issued in the Merger and the authorization for listing of those shares on the Nasdaq Stock Market, (vi) absence of a material adverse effect on the other party, (vii) the accuracy of the other party’s representations and warranties, subject to customary materiality standards, (viii) compliance of the other party with its respective covenants under the Merger Agreement in all material respects and (ix) conversion or certain amendments of, or another mutually agreed arrangement with respect to, Caesars’ 5.00% convertible senior notes due 2024.  The Caesars stockholders approved the Merger Agreement and our stockholders approved the Share Issuance at separate stockholder meetings held on November 15, 2019, and the amendments to the Caesars 5% Convertible Senior Notes due 2024 have been approved.

If the remaining conditions are not satisfied, the Merger will not be consummated unless such conditions are validly waived.  Such conditions may jeopardize or delay consummation of the Merger or may reduce the anticipated benefits of the Merger.  Further, no assurance can be given that the required approvals will be obtained or that the conditions to closing will be satisfied.  Even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of such approvals or that they will satisfy the terms of the Merger Agreement.  If the Merger is not consummated by June 24, 2020 (as may be extended to a date no later than December 24, 2020 upon satisfaction of certain conditions to extension set forth in the Merger Agreement), either we or Caesars may terminate the Merger Agreement, and under certain circumstances as set forth in the Merger Agreement, we may be required to pay Caesars a termination fee as a result of such termination.

The Merger is subject to the receipt of governmental approvals that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent consummation of the Merger or, in some circumstances, require us to pay Caesars a termination fee of approximately $836.8 million.

Consummation of the Merger is conditioned upon the receipt of certain governmental approvals, including, without limitation, antitrust and gaming regulatory approvals.  Although we and Caesars have each agreed to use our reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained and that the other conditions to consummating the Merger will be satisfied.  In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the consummation of the Merger, including requirements to divest properties, or require changes to the terms of the Merger Agreement or other agreements to be entered into in connection with the Merger Agreement.  Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the Merger, imposing additional costs or limitations on us following consummation of the Merger or materially limiting the revenue of the combined company after the consummation of the Merger, any of which might reduce the anticipated benefits to us of the Merger or have an adverse effect on our business, financial condition and results of operations.  In addition, if the Merger Agreement is terminated (i) due to a law or order relating to gaming or antitrust laws that prohibits or permanently enjoins the consummation of the Merger, (ii) because the required regulatory approvals were not obtained prior to June 24, 2020 (as may be extended to a date no later than December 24, 2020 upon satisfaction of certain conditions to extension set forth in the Merger Agreement) or (iii) due to us willfully and materially breaching certain obligations with respect to the actions required to be taken by us to obtain required antitrust approvals, we will be required to pay Caesars a termination fee of approximately $836.8 million.

Antitrust approvals that are required to consummate the Merger may not be received, may take longer than expected or may impose conditions, including the requirement to divest assets, that could have an adverse effect on the combined company following the Merger.

Under the provisions of the HSR Act, the Merger may not be consummated until filings are made with the Antitrust Division of the DOJ and the FTC and the expiration of a 30-calendar day waiting period, or the early termination of that waiting period, following the parties’ filings.  We and Caesars filed our respective notification and report forms under the HSR Act on July 16, 2019.  On August 15, 2019, we withdrew our notification and report form and re-filed the same on August 19, 2019, which began a new 30-day waiting period. On September 18, 2019, each of we and Caesars received a Request for Additional Information and Documentary Material (a “Second Request”) from the FTC in connection with the FTC’s review of the Merger, which extends the waiting period until 30 days after both parties have substantially complied with the Second Request, unless the FTC early terminates the additional waiting period or the parties otherwise agree not to consummate the Merger for a period of time after substantial compliance. We and Caesars are working with the FTC to complete its investigation as soon as practicable.

In addition, private parties who may be adversely affected by the Merger and individual states may bring legal actions under the antitrust laws in certain circumstances.  Although we and Caesars believe the consummation of the Merger will not likely be prevented by antitrust laws, there can be no assurance that a challenge to the Merger on antitrust grounds will not be made or, if a challenge is made, what the result will be.  Under the Merger Agreement, we and Caesars have agreed to use our reasonable best efforts to obtain all regulatory clearances necessary to consummate the Merger at the earliest practicable date.

In addition, in order to consummate the Merger, we and Caesars may be required to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities, including divestitures, and such conditions, terms, obligations or restrictions may have the effect of delaying consummation of the Merger, imposing additional material costs on or materially limiting the revenue of the combined company after the consummation of the Merger, or otherwise reducing the anticipated benefits to us of the Merger.  Such conditions, terms, obligations or restrictions may result in the delay or abandonment of the Merger.

Gaming regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Consummation of the Merger is conditioned on the receipt of approvals from a number of gaming regulatory authorities, including, among others, the Ak Chin Community Tribal Gaming Commission, the Arizona Department of Gaming, the Cherokee Tribal Gaming Commission, the Colorado Division of Gaming, the Illinois Gaming Board, the Indiana Gaming Commission, the Indiana Horse Racing Commission, the Iowa Racing and Gaming Commission, the Kentucky Horse Racing Commission, the Louisiana Gaming Control Board, the Louisiana State Racing Commission, the Maryland Lottery and Gaming Control Agency, the Mississippi Gaming Commission, the Missouri Gaming Commission, the National Indian Gaming Commission, the Nevada Gaming Commission, the New Jersey Casino Control Commission, the New Jersey Division of Gaming Enforcement, the Pennsylvania Gaming Control Board, the Pennsylvania State Horse Racing

Commission, the Ohio Lottery Commission, the Gauteng Gambling Board (South Africa), the Alcohol and Gaming Commission of Ontario, the Ministry of Culture, Sports and Tourism (Korea) and the Gambling Commission (United Kingdom).  In some instances, these approvals include findings of suitability for our officers and continuing members of our Board of Directors. These approvals and findings may not be received at all, may not be received in a timely fashion and/or may contain conditions on the consummation of the Merger.  In addition, these regulatory bodies may impose conditions on the granting of such approvals and findings, including a requirement to divest properties. Such conditions and the process of obtaining such regulatory approvals could have the effect of delaying or impeding consummation of the Merger, imposing additional costs or limitations on us following consummation of the Merger or materially limiting the revenue of the combined company after the consummation of the Merger, any of which might reduce the anticipated benefits to us of the Merger or have an adverse effect on our business, financial condition and results of operations. In addition, to the extent any officer of ours is found unsuitable, we would need to find a replacement, which may take time and could adversely impact our financial and operational performance, including our ability to successfully consummate the Merger and integrate Caesars into the Company. Any such finding of unsuitability by regulatory authorities and resulting resignation or removal of an officer of ours could also impact the governance structure of the combined company following the Merger.

There can be no assurance that we will be able to secure the financing in connection with the Merger, including, without limitation, the proceeds from the transactions with VICI contemplated by the MTA, and the transactions contemplated by the A&R Commitment Letter on acceptable terms, in a timely manner, or at all.

We intend to finance at least a portion of the cash required in connection with the Merger, including expenses in connection with the Merger, with the Debt Financing in accordance with the A&R Commitment Letter. The A&R Commitment Letter provides for funding to (i) us of (a) a $1,000.0 million senior secured revolving credit facility, (b) a $3,000.0 million senior secured term loan B facility, (c) a $3,250.0 million senior secured 364-day bridge facility and (d) a $1,800.0 million senior unsecured bridge loan facility and (ii) Caesars Resort Collection, LLC, a subsidiary of Caesars, of a $2,400.0 million senior secured incremental term loan B facility (collectively, the “Debt Financing”). The senior secured 364-day bridge facility will only be funded in accordance with the A&R Commitment Letter to the extent that the net cash proceeds of certain asset sales and certain transactions contemplated with VICI as described in the next succeeding paragraph are not available on the closing date of the Merger to be applied to finance the Merger and expenses in connection therewith.  In addition to the Debt Financing, we also entered into letter agreements with certain financial institutions which additional letter agreements provide (i) for commitments from such financial institutions to provide additional revolving credit facility commitments for us and (ii) the engagement of such financial institutions to act as arrangers for additional debt financing, in each case, in the event we elect to refinance certain existing indebtedness of Caesars Resort Collection, LLC and its subsidiaries and for working capital and general corporate purposes upon the consummation of the Merger. Additionally, we may continue to evaluate alternative financing structures and amounts based on our needs and capital markets conditions. The proceeds of the Debt Financing may be used (A) to pay all or a portion of the cash portion of the Merger Consideration, (B) to refinance all of our existing syndicated bank credit facilities and outstanding senior notes, (C) to refinance certain of Caesars’ and its subsidiaries’ existing debt, (D) to pay transaction fees and expenses related to the Merger and related transactions and/or (E) for working capital and general corporate purposes. The availability of the borrowings under the Debt Financing is subject to the satisfaction of certain customary conditions, including the substantially concurrent consummation of the Merger.  In the event some or all of the financing contemplated by the A&R Commitment Letter is not available, we are obligated to use our reasonable best efforts to obtain alternative financing from alternative institutions in an amount at least equal to the amount of such unavailable portion of the financing contemplated by the A&R Commitment Letter and in an amount sufficient to enable us to consummate the Merger.

In connection with the execution of the Merger Agreement and the Initial Commitment Letter, we entered into the MTA with VICI.  We intend to finance at least a portion of the cash required in connection with the Merger with the proceeds of transactions that are subject to the MTA, including approximately $1.8 billion of proceeds from the expected sale leaseback of certain properties expected to be acquired upon consummation of the Merger, including Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (or, under certain circumstances, if necessary, certain replacement properties specified in the MTA), and approximately $1.4 billion of proceeds expected to be received in consideration of the amendment of certain existing leases between subsidiaries of Caesars and VICI. Pursuant to the MTA, we have agreed, among other things and subject to the consummation of the Merger and the other applicable conditions set forth therein and in any related documents, to (i) through one or more of our subsidiaries (after giving effect to the Merger) to consummate one or more sale and leaseback transactions with VICI and/or its affiliates with respect to certain property described in the MTA, including Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City, (ii) through one or more of our subsidiaries (after giving effect to the Merger) to amend the CPLV Lease, the Non-CPLV Lease and the Joliet Lease (each as defined in the MTA) in accordance with the terms of the MTA and receive certain consideration from VICI or its affiliates in respect thereof, (iii) to provide a guaranty in respect of each of the CPLV Lease, the Non-CPLV Lease and the Joliet Lease in accordance with the terms of the MTA, (iv) to enter into (or cause our subsidiaries (after giving effect to the Merger) to enter into) certain right of first refusal agreements and a put-call right agreement in accordance with the terms of the MTA and (v) to undertake certain related transactions in connection with or related to the foregoing.  Consummation of the transactions contemplated by the MTA is subject to satisfaction of those obligations and certain other conditions, including execution of agreements, receipt of required regulatory approvals, the accuracy of the representations and warranties, compliance with covenants, delivery of certain closing deliverables and the absence of any governmental order or action seeking to prohibit the consummation of the transactions contemplated by the MTA.  We are currently negotiating the sale leaseback documents, lease amendments and other agreements contemplated by the MTA and cannot assure you as to the timing or outcome of those negotiations with VICI.  Although we expect the transactions contemplated by the MTA to be consummated substantially concurrently with the Merger, there can be no assurance as to the timing of the closing of such transactions or that the closings will occur on the terms set forth in the MTA or at all.  In the event that the closings of some or all of the transactions contemplated by the MTA are delayed or do not occur, we may be required to incur the 364-day secured bridge facility under the Debt Financing or other additional indebtedness to pay the cash portion of the Merger Consideration, repay our, and certain of Caesars’ and its subsidiaries’, outstanding debt and/or pay transaction fees and expenses related thereto, which could have an adverse impact on the business, financial condition and results of operations of the combined company following the Merger.

The consummation of the Merger is not conditioned on our ability to obtain financing or the consummation of the transactions contemplated by the MTA.  If we are unable to obtain funding contemplated by the A&R Commitment Letter from our financing sources for the cash required in connection with the Merger, we may be compelled to specifically perform our obligations to consummate the Merger or could otherwise be subject to claims under the Merger Agreement, each of which could have a material adverse effect on the Company.

Litigation challenging the Merger could delay or prevent the consummation of the Merger.

One of the conditions to the Merger is that no law, statute, rule, regulation, ordinance, code, ruling, subpoena, order, writ, injunction, decree, judgment, ruling, determination, directive, award or settlement issued by a governmental entity (including any gaming authority) shall have been adopted, promulgated or issued that would prohibit, restrain, enjoin or render unlawful the consummation of the Merger or the Share Issuance.  Eight complaints have been filed challenging the Merger. Seven of the complaints generally assert claims under Sections 14(a) and 20(a) of the Exchange Act challenging the adequacy of certain disclosures made in the version of this joint proxy statement/prospectus filed with the SEC on September 3, 2019. Those complaints seek, among other relief, an injunction preventing consummation of the Merger, damages in the event that the Merger is consummated and attorneys’ fees. The eighth complaint, filed in Nevada state court, asserts claims for breach of fiduciary duty by, among other things, approving the Merger at an unfair price and disseminating materially misleading information in connection with the Merger. The parties to the litigation have an agreement in principle to settle the claims. However, there can be no assurances that the claims will be settled on the expected terms or at all. There can be no assurance that additional claims will not be filed by our stockholders, or stockholders of Caesars, seeking damages relating to, or otherwise challenging, the Merger.  If the plaintiffs in any such action secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting ours and Caesars’ ability to consummate the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.  If consummation of the Merger is prevented or delayed, it could result in substantial costs to us.  In addition, whether or not any plaintiff’s claim is successful, we could incur significant costs in connection with any such litigation, including costs associated with the indemnification of ours and Caesars’ directors and officers, and the attention and resources of the respective management of ours and Caesars could be diverted from the consummation of the Merger and ongoing business activities, which could have an adverse effect on our business, financial condition and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of ours from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay Caesars a termination fee.

The Merger Agreement contains certain provisions that restrict our ability to solicit, initiate, knowingly facilitate or knowingly encourage any inquiries regarding, or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, a competing proposal, engage, continue or otherwise participate in any substantive discussions or negotiations regarding, or furnish any non-public information to any person in connection with or for the purpose of encouraging or facilitating, a competing proposal.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative transaction with the Company from considering or proposing such a transaction.

If the Merger is not consummated, the price of our common stock and our future businesses and operations could be harmed.

If the Merger is not consummated, we will not have realized any of the potential benefits of the Merger having been consummated and may be subject to material risks, including:

•	failure to consummate the Merger may result in negative publicity and a negative impression of us in the investment community;
•

the diversion of management attention from day-to-day business and the unavoidable disruption to our employees and relationships with customers, vendors, joint venture partners and other third parties as a result of efforts and uncertainties relating to the Merger may detract from our ability to grow revenue and minimize costs, which, in turn, may lead to a loss of market position that we could be unable to regain if the Merger does not occur;

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to consummating the Merger, which may affect our ability to execute certain of our business strategies or respond effectively to competitive pressures and industry developments; and

•	in certain circumstances, we may be required to pay a termination fee of approximately $836.8 million to Caesars;
•	we may be required to pay a $75.0 million termination fee to VICI pursuant to the terms of the MTA if the MTA is terminated as a result of the termination of the Merger Agreement;
•

if our board of directors seeks an alternative transaction to the Merger, a potential third-party acquiror or merger partner may propose to pay a lower price to our stockholders as a result of the applicable termination fee and expense reimbursement;

•

the price of our common stock may decline to the extent that the current market price of our common stock reflects a higher price than it otherwise would have based on the assumption that the Merger will be consummated;

•	we would have incurred significant expenses relating to the Merger that we may be unable to recover; and
•	we may be subject to litigation related to the failure to consummate the Merger or to perform our obligations under the Merger Agreement.

The integration of the Company and Caesars following the Merger may present significant challenges.  We cannot be sure that we will be able to realize the anticipated benefits of the Merger in the anticipated time frame or at all.

Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate Caesars’ businesses into the Company in the anticipated time frame or at all.  We may face significant challenges in combining Caesars’ operations into our operations in a timely and efficient manner.  The combination of two independent businesses is a complex, costly and time-consuming process.  As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of Caesars into those of the Company.  The integration process may disrupt the businesses and, if implemented ineffectively or inefficiently, would preclude realization of the full benefits expected by us and Caesars.  The failure to successfully integrate Caesars into the Company and to manage the challenges presented by the integration process successfully may result in an interruption of, or loss of momentum in, the business of the Company, which may have the effect of depressing the market price of our common stock following the Merger.

We may be unable to realize anticipated synergies or may incur additional costs.

We expect to realize cost synergies and savings from the elimination of overlapping functions of Caesars and the Company, reduction of third party professional services and consulting expenses, and other targeted efficiencies. We further anticipate to benefit from revenue synergies. However, we will be required to incur costs, including severance and related expenses, to realize the anticipated synergies. In addition, the amount of synergies realized after consummation of the Merger may be reduced from anticipated levels as a result of cost reduction programs that have been implemented, or may be implemented, by Caesars prior to consummation of the Merger, including Caesars’ previously announced cost saving initiatives which Caesars expects to result in annualized cost savings of at least $75 million.  While our management believes the combined company will benefit from synergies, we may be unable to realize all of these synergies within the time frame expected or at all.  In addition, we may incur additional or unexpected costs in order to realize these synergies.

Unanticipated costs relating to the Merger could reduce our future earnings per share.

We believe that we have reasonably estimated the likely incremental costs of the combined operations of the Company and Caesars following the Merger.  However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as unanticipated costs to integrate the two businesses or increased personnel costs, as well as other types of unanticipated adverse developments, could have an adverse effect on the business, financial condition and results of operations of the combined company following the Merger.  In addition, if actual costs are materially different than expected costs, the Merger could have a significant dilutive effect on our earnings.

We will have a substantial amount of debt outstanding following the Merger and may incur additional indebtedness in the future, which could restrict our ability to pay dividends and fund working capital and planned capital expenditures.

We expect to enter into the Debt Financing in order to consummate the Merger and refinance our existing syndicated bank credit facilities and senior notes, and a portion of Caesars’ and its subsidiaries’ outstanding indebtedness will remain outstanding following the consummation of the Merger.  As a result, we will have a significant amount of additional indebtedness outstanding following the consummation of the Merger.  In addition, we expect to have the ability to incur additional debt under our anticipated $1.0 billion revolving credit facility and Caesars Resorts Collection, LLC’s existing $1.0 billion revolving credit facility.  We also continually evaluate alternative financing structures and amounts based on our needs and capital markets conditions.  We may be required to incur indebtedness under the 364-day secured bridge facility provided under the Debt Financing or other additional indebtedness to finance the Merger Consideration if the transactions contemplated by the MTA or the previously announced sales of certain of our properties are not consummated prior to or in connection with the consummation of the Merger.  This amount of leverage could have important consequences, including:

•

we may be required to use a substantial portion of our cash flow from operations to make interest and principal payments on our debt, which will reduce funds available for operations, future business opportunities and dividends;

•	we may have limited flexibility to react to changes in our business and our industry;
•	it may be more difficult for us to satisfy our other obligations;
•	we may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures, acquisitions or other purposes;
•

we may become more vulnerable to general adverse economic and industry conditions and changes in interest rates, including changes in interest rates resulting from the expected discontinuation of LIBOR; and

•	we may be at a disadvantage compared to our competitors that have less debt.

Future interest expense will be significantly higher than historic interest expense as a result of higher levels of indebtedness incurred to consummate the Merger.  Our ability to make payments on our debt and potential to pay dividends on our common stock, which we have not historically done, will depend on our ability to generate cash in the future, which will depend on many factors beyond our control.  We cannot assure you that:

•	our business will generate sufficient cash flow from operations to service and repay our debt, pay dividends on our common stock and fund working capital and planned capital expenditures;
•

future borrowings will be available under our credit facilities or any future credit facilities in an amount sufficient to enable it to repay our debt, pay dividends on our common stock and fund working capital and planned capital expenditures; or

•	it will be able to refinance any of our debt on commercially reasonable terms or at all.

If we cannot generate sufficient cash from our operations to meet our debt service obligations, we may need to reduce or delay capital expenditures, the development of our business generally and any acquisitions.  If we become unable to meet our debt service and repayment obligations (or those of our subsidiaries following the Merger), we (or our applicable subsidiaries) would be in default under the terms of the applicable credit agreement or indenture, which would allow our lenders or noteholders to declare all outstanding indebtedness thereunder to be due and payable and terminate any commitments to lend thereunder.  If the amounts outstanding under our (or our subsidiaries’) credit facilities or indentures were to be accelerated, we cannot assure you that our (or our subsidiaries’) assets would be sufficient to repay in full the money owed.

Following consummation of the Merger and the transactions contemplated by the MTA, we and our subsidiaries will be required to pay a significant portion of our cash flow from operations to third parties pursuant to leasing and related arrangements.

The Company and Caesars currently lease certain parcels of land on which several of their respective properties are located and, pursuant to the terms of MTA, are expected to enter into leases with VICI with respect to parcels of land on which Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City are located and will increase the lease rate on an existing lease agreement between a subsidiary of Caesars and VICI, which will require our subsidiaries that are parties to such leases to apply a significant amount of their cash flow to required rental payments. These leases also are expected to require certain levels of capital expenditures to be made on the properties leased under these leases on an ongoing basis.  As a result of the obligation to pay rent and make capital expenditures under the new and existing leases, the ability of the combined company to fund its operations or development projects, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected.  For example, the obligations under these lease agreements may:

•	make it more difficult for the combined company to satisfy its obligations with respect to its (or its subsidiaries’) indebtedness and to obtain additional indebtedness;
•	increase vulnerability to general or regional adverse economic and industry conditions or a downturn in the combined company’s business;
•

require the combined company to dedicate a substantial portion of its cash flow from operations to making lease payments and capital expenditures associated with the leased assets, thereby reducing the availability of cash flow to fund working capital, capital expenditures associated with non-leased assets and other general corporate purposes and acquisitions;

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

The guaranties to be entered into by us in connection with the existing and new leases with VICI will include covenants that may restrict our ability to pay dividends and repurchase our shares following the Merger.

We will guaranty the obligations of our subsidiaries under the existing and new leases with VICI pursuant to which our subsidiaries will lease certain parcels of land on which several of their respective properties are located.  These guaranties will include covenants, which, among other things, may restrict our ability to pay dividends or repurchase our shares if our market capitalization is less than $5.5 billion, and may restrict our ability to make non-cash dividends, in each case, following the Merger.

Delay or failure to consummate the sale of our properties previously announced by us may require us to incur additional debt to pay the cash portion of the Merger Consideration or to repay our outstanding indebtedness or otherwise adversely impact the business, financial condition and results of operations of the combined company following the Merger.

On July 10, 2019, we entered into an agreement to sell Isle of Capri Casino Kansas City and Lady Luck Casino Vicksburg for aggregate consideration of $230.0 million, subject to certain adjustments.  The consummation of the transaction is subject to satisfaction of customary conditions, including receipt of required regulatory approvals, the accuracy of the parties’ representations and warranties, compliance with covenants, delivery of certain closing deliverables and the absence of any governmental order or action seeking to prohibit the consummation of the transaction.  Although we expect such sale transaction to be consummated prior to consummation of the Merger, there can be no assurance as to the timing of the closing of such sales or that the closings will occur on the terms set forth in the purchase agreements relating to the sales, or at all.  In the event that the closing of either sale is delayed or does not occur, we may be required to incur the 364-day secured bridge facility under the Debt Financing or other additional indebtedness to pay the cash portion of the Merger Consideration, to repay our, and certain of Caesars’ and its subsidiaries’, outstanding debt and/or to pay transaction fees and expenses related thereto, which could adversely impact the business, financial condition and results of operations of the combined company following the Merger.

On September 26, 2019, ERI and VICI entered into the Real Estate Purchase Agreements for the sale of Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City for aggregate consideration of approximately $1.8 billion, subject to satisfaction of customary conditions, including receipt of required regulatory approvals.  In the event that the closing of any of the sales is delayed or does not occur within a certain timeframe, we may be required to incur the 364-day secured bridge facility under the Debt Financing or other additional indebtedness to pay the cash portion of the Merger Consideration, to repay our, and certain of Caesars’ and its subsidiaries, outstanding debt and/or to pay transaction fees and expenses related thereto, which could adversely impact the business, financial condition and results of operations of the combined company following the Merger.

On January 13, 2020, we entered into a definitive agreement to sell Eldorado Resort Casino Shreveport for cash consideration of approximately $230 million, subject to certain adjustments.  The consummation of the transaction is subject to receipt of required regulatory approvals, the prior or concurrent closing of the Merger and other customary conditions.

A substantial amount of Caesars’ net operating loss carryforwards may be used as a result of transactions relating to the Merger, and ERI’s ability to use any remaining net operating loss carryforwards may become limited as a result of the Merger.

As of December 31, 2018, Caesars reported approximately $2.6 billion of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes. Certain transactions relating to the Merger will give rise to taxable income for Caesars and, depending on the tax treatment of certain of those transactions, such taxable income may be substantial. While we expect that any such taxable income would be offset by the NOL carryforwards, if taxable income is greater than expected, the associated reduction in Caesars’ NOL carryforwards may result in the U.S. federal income taxes payable by the combined company following the Merger being greater than expected. Additionally, under Section 382 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs (and certain other tax attributes) to offset its post-change income may be limited. In the event the Merger causes an ownership change with respect to Caesars on the effective date of the Merger, Section 382 of the Code would apply to limit ERI’s use of any NOLs remaining after the effective date of the Merger. In addition, if there is an ownership change of Caesars as a result of the Merger and recently proposed regulations are applicable to that ownership change, the combined company’s ability to utilize Caesars’ NOLs may be more severely limited than would be the case under existing rules.  If certain updates to the proposed regulations apply, it is not expected that the proposed regulations would be applicable to the Merger.

Risks Related to our Capital Structure and Equity Ownership

Our obligations under our indebtedness and Master Lease are significant.

As of December 31, 2019, we had $2.6 billion of total indebtedness outstanding consisting of $498.8 million outstanding under our term loan facility (the “Term Loan Facility” or “Term Loan”), $600 million in aggregate principal amount of outstanding 6.0% senior notes due 2026 (the “6% Senior Notes due 2026”), $875.0 million in aggregate principal amount of outstanding 6.0% senior notes due 2025 (the “6% Senior Notes due 2025”), $375.0 million in aggregate principal amount of outstanding 7.0% senior notes due 2023 (the “7% Senior Notes due 2023”) and $246.0 million of principal outstanding under our loan to fund the $246 million purchase of the real estate underlying Lumière (“Lumière Loan”). As of December 31, 2019, we had no outstanding balance under our $500.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”). In addition, our annual rent payment under the Master Lease is at least $88.9 million and is subject to annual escalation.  These financial obligations may have important negative consequences for us, including:

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
•

subjecting us to a number of restrictive covenants that, among other things, limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds and make capital expenditures and other investments;

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

Our debt obligations will substantially increase following the Merger and we may incur additional indebtedness in the future, which could restrict our ability to pay dividends and fund working capital and planned capital expenditures.

We expect to enter into the Debt Financing in order to consummate the Merger and refinance our existing syndicated bank credit facilities and senior notes, and a portion of Caesars’ and its subsidiaries’ outstanding indebtedness will remain outstanding following the consummation of the Merger.  As a result, we will have a significant amount of additional indebtedness outstanding following the consummation of the Merger.  In addition, we expect to have the ability to incur additional debt under its anticipated $1.0 billion revolving credit facility and Caesars Resorts Collection, LLC’s existing $1.0 billion revolving credit facility.  We also continually evaluate alternative financing structures and amounts based on our needs and capital markets conditions.  We may be required to incur indebtedness under the 364-day secured bridge facility provided under the Debt Financing or other additional indebtedness to finance the Merger Consideration if the transactions contemplated by the MTA or the previously announced sales of certain of our properties are not consummated prior to or in connection with the consummation of the Merger.  This amount of leverage could have important consequences, including:

•

We may be required to use a substantial portion of our cash flow from operations to make interest and principal payments on our debt, which will reduce funds available for operations, future business opportunities and dividends;

•	We may have limited flexibility to react to changes in our business and our industry;
•	it may be more difficult for us to satisfy our other obligations;
•	We may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures, acquisitions or other purposes;
•

We may become more vulnerable to general adverse economic and industry conditions and changes in interest rates, including changes in interest rates resulting from the expected discontinuation of LIBOR; and

•	We may be at a disadvantage compared to our competitors that have less debt.

Future interest expense will be significantly higher than historic interest expense as a result of higher levels of indebtedness incurred to consummate the Merger.  Our ability to make payments on our debt and potential to pay dividends on our common stock, which we have not historically done, will depend on our ability to generate cash in the future, which will depend on many factors beyond our control.  We cannot assure you that:

•	our business will generate sufficient cash flow from operations to service and repay our debt, pay dividends on our common stock and fund working capital and planned capital expenditures;
•

future borrowings will be available under our credit facilities or any future credit facilities in an amount sufficient to enable it to repay our debt, pay dividends on our common stock and fund working capital and planned capital expenditures; or

•	we will be able to refinance any of our debt on commercially reasonable terms or at all.

If we cannot generate sufficient cash from our operations to meet our debt service obligations, we may need to reduce or delay capital expenditures, the development of our business generally and any acquisitions.  If we become unable to meet our debt service and repayment obligations (or those of our subsidiaries following the Merger), we (or our applicable subsidiaries) would be in default under the terms of the applicable credit agreement or indenture, which would allow our lenders or noteholders to declare all outstanding indebtedness thereunder to be due and payable and terminate any commitments to lend thereunder.  If the amounts outstanding under our (or our subsidiaries’) credit facilities or indentures were to be accelerated, we cannot assure you that our (or our subsidiaries’) assets would be sufficient to repay in full the money owed.

Despite our current indebtedness levels, we and our subsidiaries may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, and may enter into financing obligations similar to the Master Lease in the future. As of December 31, 2019, we had $482.0 million of borrowing capacity, after consideration of $18.0 million in outstanding letters of credit, under our Credit Facility. Our existing debt agreements currently permit, and we expect that agreements governing debt that we incur in the future will permit, us to incur certain other additional secured and unsecured debt. Further, we may incur other liabilities that do not constitute indebtedness. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.

The LIBOR calculation method may change and LIBOR is expected to be phased out after 2021.

Our credit facility calculates interest on the outstanding principal balance using LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority (the “FCA”) announced it would phase out LIBOR as a benchmark by the end of 2021. In the meantime, actions by the FCA, other regulators or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect on our financial condition, results of operations and cash flows of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.

We may not be able to generate sufficient cash to service all of our indebtedness and pay rent under the Master Lease and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

The agreements governing our debt and the Master Lease impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

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

The market price of our common stock could fluctuate significantly.

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

We have not historically paid dividends and may not pay dividends in the future.

We do not currently expect to pay dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon among other factors, our earnings, cash requirements, financial condition, requirements to comply with the covenants under our debt instruments, legal considerations, and other factors that our board of directors deems relevant. In addition, the agreements governing our indebtedness restrict its ability to pay dividends. If we do not pay dividends, then the return on an investment in our common stock will depend entirely upon any future appreciation in our stock price. There is no guarantee that our common stock will appreciate in value or maintain its value.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Information relating to the location and general characteristics of our properties is provided in Part I, Item I, Business, Properties.

As of December 31, 2019, our facilities located on property that we own or lease, were as follows:

•	We lease approximately 30,000 square feet on the approximately 159,000 square foot parcel on which Eldorado Reno is located, in Reno, Nevada.
•	We own approximately 15 acres in downtown Reno, Nevada.
•	We own five acres of land in Reno, Nevada where the Silver Legacy is located.
•	Circus Reno leases approximately 36,000 square feet on the approximately 10 acres on which Circus Reno is located, in Reno, Nevada.
•	We lease approximately nine acres of land in Shreveport, Louisiana on which Eldorado Shreveport is located.
•	Scioto Downs is located on approximately 208 acres of land that we own in Columbus, Ohio.
•	We own a six-acre site in Summit Township, Pennsylvania that formerly housed an off‑track wagering facility, which is considered non‑operating real property.
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

•	We own approximately 200 acres of land at Pompano. We have agreed to contribute a portion of this land to our joint venture project with Cordish.
•	We own approximately 2.7 acres and lease approximately 16.2 acres of land in Calcasieu Parish, Louisiana for use in connection with our Lake Charles operations.
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
•

We lease approximate 18 acres of land, our dockside gaming facility and a hotel in Baton Rouge, Louisiana. Approximately 14 acres are leased under the Master Lease, while the remainder are leased from unrelated third parties.

•	We own approximately 19 acres of land and our gaming facility and hotels in St. Louis, Missouri related to our Lumière casino. The purchase of this real property was financed under the Lumière Loan.
•	We lease approximately 21 acres of land in South Lake Tahoe, Nevada, on which our casino and hotel facilities and related parking lot are located.
•	We lease our corporate offices in Reno, Nevada, Creve Coeur, Missouri and Las Vegas, Nevada.

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

We are parties to various legal proceedings.  Such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations. While we maintain insurance coverage that we believe is adequate to mitigate the risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Merger Litigation

Eight putative class action lawsuits have been filed in connection with the Merger.  The Company has been named as a party in three of such actions: Cazer v. Caesars Entertainment Corp., et al, Civil Action No. A-19-801900-C, Eighth Judicial District Court Clark County, Nevada (9/13/2019), Gershman v. Caesars Entertainment Corp., et al, Civil Action No 1:19-cv-01720-UNA, United States District Court for the District of Delaware (9/12/2019), and Palkon v. Caesars Entertainment Corp., et al, Civil Action No. 1:19-cv-01679-UNA, United States District Court for the District of Delaware (9/9/2019).  In general, the complaints assert claims under sections 14(a), 20(a) and Rule 14a-9 of the Securities Exchange Act of 1934 challenging the adequacy of certain disclosures in the joint proxy statement/prospectus filed in connection with the Merger.  In addition, one of the complaints alleges state law breach of fiduciary duty claims against the Caesars directors.  The complaints seek, among other relief, an injunction preventing consummation of the Merger, damages in the event that the Merger is consummated and attorneys’ fees. The parties to the litigation have an agreement in principle to settle the claims. However, there can be no assurances that the claims will be settled on the expected terms or at all.

Securities Action

On September 23, 2019, the Company and certain of its officers were named as defendants in a putative class action complaint filed in the United States District Court for the District of New Jersey and captioned as Elberts v. Eldorado Resorts, Inc., Case No. 2:19-cv-18230-SRC-CLW.  The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated under the Securities Exchange Act of 1934.  The complaint alleges that the Company made material misstatements and/or omissions during the period from March 1, 2019 through September 2, 2019.  The allegations relate to disclosure concerning the subpoenas that certain of the Company’s directors and officers received from the SEC, which have been previously disclosed in the proxy statement/prospectus filed by the Company relating to the pending transaction with Caesars.  The SEC investigation is ongoing. The complaint seeks unspecified damages on behalf of all persons and entities who purchased the Company’s securities during the period from March 1, 2019 through September 2, 2019.  The Boston Retirement System has been named as the lead plaintiff.  The Company intends to vigorously defend itself against these claims.

General

In addition, we are a party to various legal and administrative proceedings, which have arisen in the normal course of our business. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrants’ Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol “ERI”. On February 24, 2020, the NASDAQ Official Closing Price for our common stock was $62.99. As of February 24, 2020, there were approximately 267 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019, with respect to compensation plans under which equity securities that we have authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
MTR Gaming Group, Inc. 2010 Long Term Incentive Plan	30,600	$3.98	—

Isle of Capri Casinos, Inc. Second Amended and Restated 2009 Long Term Stock Incentive Plan	112,082	$12.22	—

Eldorado Resorts, Inc. 2015 Equity Incentive Plan	1,423,149	$37.05	3,997,287

The Eldorado Resorts, Inc. 2015 Equity Incentive Plan, as amended on June 24, 2019, the Isle of Capri Casinos, Inc. Second Amended and Restated 2009 Long Term Incentive Plan and the MTR Gaming Group, Inc. 2010 Long Term Incentive Plan were approved by stockholders. No future equity awards will be made pursuant to the Isle of Capri Casinos, Inc. Second Amended and Restated 2009 Long Term Incentive Plan and the MTR Gaming Group, Inc. 2010 Long Term Incentive Plan. However, outstanding awards granted under the acquired plans will continue unaffected.

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

The Company acquired 223,823 shares of common stock at an aggregate value of $9.1 million and an average of $40.80 per share during the fourth quarter of 2018. No shares were acquired in 2019.

Recent Sales of Unregistered Securities

None.

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

The following table sets forth selected consolidated financial data of the Company as of and for each of the five years ended December 31, 2019. This information should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K. The historical operating results for the periods presented below are not necessarily indicative of the results of operations to be expected in future years.

The presentation of information herein is not fully comparable because (1) periods prior to our acquisitions of Circus Reno, Silver Legacy, Isle, Elgin and Tropicana are not included for periods prior to the respective acquisition dates and (2) periods subsequent to our divestitures of Presque, Nemacolin, Mountaineer, Cape Girardeau and Caruthersville are not included for periods subsequent to the respective divestiture dates.

SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands)

	Year Ended December 31,
	2019 (2)	2018 (2)	2017 (2)	2016 (2)	2015 (2)
Consolidated Statement of Operations Data:
Net operating revenues	$2,528,249	$2,056,007	$1,480,798	$900,465	$724,345

Operating income	409,973	310,103	94,810	88,700	72,621

Net income (loss) before income taxes	124,978	135,622	(43,389)	37,628	44,708

Net income	81,001	95,235	73,380	24,527	114,246

Basic net income per common share	$1.04	$1.23	$1.09	$0.52	$2.45
Diluted net income per common share	$1.03	$1.22	$1.08	$0.51	$2.43

	At December 31,
	2019 (2)	2018 (2)	2017 (2)	2016 (2)	2015 (2)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$206,317	$230,752	$134,596	$61,029	$78,278
Total assets	5,640,553	5,911,462	3,546,472	1,294,044	1,325,008
Total debt (1)	2,570,716	3,261,735	2,190,193	800,426	866,237
Stockholders’ equity	1,117,257	1,029,153	941,597	295,969	268,460

Footnotes to Selected Consolidated Financial Data:

(1)	Total debt, including the current portion, is reported net of unamortized discounts and premiums.
(2)

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
•

In 2017, we recognized a loss totaling $27.3 million as a result of the debt refinancing transaction related to our acquisition of Isle.  In connection with such acquisition, we issued an additional $500.0 million of senior notes and used the proceeds of the offering to repay all of the outstanding borrowings under our revolving credit facility and repay a portion of the outstanding borrowings under our term loan. We recognized a loss of $11.1 million on the retirement of existing debt.

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
•

In 2018, we entered into the Master Lease with GLPI in conjunction with the Tropicana Acquisition and recorded a direct financing obligation and corresponding asset. Minimum lease payments are recorded as interest expense and totaled $98.6 million and $24.4 million in 2019 and 2018, respectively.

•	We finalized the sales of Presque in January 2019, Nemacolin in March 2019, and Mountaineer, Cape Girardeau and Caruthersville in December 2019.
•	In 2019, we recognized an impairment charge of $1.0 million as a result of the sale of certain non-operating real property located in Pennsylvania.
•

In 2019, we incurred transaction expenses of $84.7 million which were primarily related to our merger with Caesars (see Item 1). Pursuant to the MTA with VICI, the Company is required to reimburse VICI for 50% of any prepayment penalties in connection with VICI’s payoff related to its CPLV loan, regardless of whether the Merger closing occurs. As of December 31, 2019, the Company’s proportionate share of VICI’s prepayment penalty paid in 2019 was accrued and totaled approximately $55.4 million.

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

Overview

We are a geographically diversified gaming and hospitality company with 23 gaming facilities in 11 states as of December 31, 2019. Our properties, which are located in Ohio, Louisiana, Nevada, New Jersey, Colorado, Florida, Iowa, Mississippi, Illinois, Indiana and Missouri, feature approximately 23,900 slot machines and video lottery terminals (“VLTs”) and e-tables, approximately 660 table games and approximately 11,300 hotel rooms. Our primary source of revenue is generated by gaming operations, and we utilize our hotels, restaurants, bars, entertainment, racing, sportsbooks, retail shops and other services to attract customers to our properties.

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

On January 11, 2019 and March 8, 2019, respectively, we completed our sales of Presque Isle Downs & Casino (“Presque”) and Lady Luck Casino Nemacolin (“Nemacolin”), which are both located in Pennsylvania. On December 6, 2019 we closed on our sales of Mountaineer Casino, Racetrack and Resort (“Mountaineer”), Isle Casino Cape Girardeau (“Cape Girardeau”) and Lady Luck Casino Caruthersville (“Caruthersville”). Mountaineer is located in West Virginia and Cape Girardeau and Caruthersville are located in Missouri.

On June 24, 2019, we entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”) with Caesars Entertainment Corporation (“Caesars”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into Caesars, with Caesars surviving as a wholly-owned subsidiary of the Company (“the Merger”). In connection with the execution of the Merger Agreement, the Company also entered into a Master Transaction Agreement (the “MTA”) with VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to which, among other things, the Company has agreed to consummate one or more sale and leaseback transactions with VICI and/or its affiliates with respect to certain property described in the MTA. Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including anti-trust and regulatory approvals. The Company expects that the Merger will be consummated in the first half of 2020.

On July 10, 2019, we entered into a definitive agreement to sell the equity interests of Rainbow Casino Vicksburg Partnership, L.P. and IOC-Kansas City, L.L.C., the entities that hold Lady Luck Casino Vicksburg and Isle of Capri Casino Kansas City, to Twin River Worldwide Holdings, Inc. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. The transaction is expected to be consummated in the first half of 2020. (See Note 22).

On January 13, 2020, we entered into a definitive agreement to sell Eldorado Resort Casino Shreveport. The definitive agreement provides that the consummation of the sale is subject to receipt of required regulatory approvals, the prior or concurrent closing of the Merger and other customary conditions. The transaction is expected to be consummated in 2020.

We own 18 of our casinos and lease five casinos that are subject to a master lease with GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”), that we entered into in connection with the Tropicana Acquisition on October 1, 2018 (the “Master Lease”). (See full description under “Master Lease”).

Acquisitions

Caesars Entertainment

On June 24, 2019, we entered into the Merger Agreement with Caesars. On the terms and subject to the conditions set forth in the Merger Agreement, the aggregate consideration paid by the Company in respect of outstanding shares of common stock of Caesars will be (a) an amount of cash equal to (i) the sum of (A) $8.40 plus (B) if the applicable closing conditions set forth in the Merger Agreement are not satisfied by March 25, 2020, an amount equal to $0.003333 for each day from March 25, 2020 until the closing date of the Merger, multiplied by (ii) a number of shares of Caesars common stock equal to (A) 682,161,838 (which includes 8,271,660 shares being held in escrow trust to satisfy unsecured claims pursuant to the Third Amended Joint Plan of Reorganization, filed with the U.S. Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318, which shares are not entitled to vote) plus (B) the number of shares of Caesars common stock (the “Aggregate Caesars Share Amount”) issued after June 24, 2019 and prior to the effective time of the Merger pursuant to the exercise of certain equity awards issued under Caesars stock plans or conversion of Caesars’ outstanding convertible notes and (b) a number of shares of ERI common stock equal to 0.0899 multiplied by the Aggregate Caesars Share Amount (such amount per share of Caesars common stock, the “Merger Consideration”). Based on the number of shares of ERI and Caesars outstanding as of December 31, 2019, following the consummation of the Merger (assuming that all Caesars convertible notes are converted immediately following consummation of the Merger into $8.40 in cash (plus any cash constituting Merger Consideration that may become payable after March 25, 2020) and 0.0899 shares of common stock of Eldorado for each share of Caesars common stock into which such Caesars convertible notes were convertible immediately prior to the Merger), Eldorado stockholders and former Caesars stockholders will hold approximately 50.5% and 49.5%, respectively, of the combined company's outstanding shares of common stock.

The Merger Agreement contains customary representations and warranties by each of Caesars and Eldorado, and each party has agreed to customary covenants.

The Merger Agreement also contains termination rights for each of Caesars and Eldorado under certain circumstances. If the Merger Agreement is terminated in certain circumstances relating to changes in the recommendation of the board of directors of Caesars in favor of the Merger, entry by Caesars into an alternative transaction or in certain circumstances following the failure of Caesars stockholders to approve the Merger, Caesars will be required to pay Eldorado a termination fee of approximately $418.4 million. The Merger Agreement provides that if it is terminated in certain circumstances relating to changes in the recommendation of the board of directors of Eldorado in favor of the issuance of shares of Eldorado common stock in the Merger or in certain circumstances following the failure of Eldorado stockholders to approve such issuance, then Eldorado will be required to pay Caesars a termination fee of approximately $154.9 million. It also provides that each party will be obligated to reimburse the other party’s expenses for an amount not to exceed $50.0 million if the Merger Agreement is terminated because of the failure to obtain the required approval of such party’s stockholders (creditable against any termination fee that may subsequently be paid by such party). The Merger Agreement also provides that Eldorado will be obligated to pay a termination fee of approximately $836.8 million to Caesars if the Merger Agreement is terminated (i) due to a law or order relating to gaming or antitrust laws that prohibits or permanently enjoins the consummation of the transactions, (ii) because the required regulatory approvals were not obtained prior to June 24, 2020 (subject to extension to a date no later than December 24, 2020 pursuant to the Merger Agreement) or (iii) due to Eldorado willfully and materially breaching certain obligations with respect to the actions required to be taken by Eldorado to obtain required antitrust approvals.

Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, (1) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and receipt of required gaming approvals, (2) the absence of any governmental order or law prohibiting the consummation of the Merger, (3) adoption of the Merger Agreement by holders of a majority of the outstanding shares of Caesars common stock, (4) the approval of the issuance of shares of Eldorado common stock in the Merger, (5) the effectiveness of the registration statement for Eldorado common stock to be issued in the Merger and the authorization for listing of those shares on the Nasdaq Stock Market, (6) absence of a material adverse effect on the other party, (7) the accuracy of the other party’s representations and warranties, subject to customary materiality standards, (8) compliance of the other party with its respective covenants under the Merger Agreement in all material respects and (9) conversion or certain amendments of, or another mutually agreed arrangement with respect to, Caesars’ 5.00% convertible senior notes due 2024.  Caesars’ stockholders adopted the Merger Agreement, and the Company’s stockholders approved the issues of shares of Eldorado common stock in the Merger, at separate special meetings of stockholders on November 15, 2019.  In addition, on November 27, 2019, Caesars entered into certain amendments with respect to Caesars’ 5.00% convertible senior notes due 2024.

In connection with execution of the Merger Agreement, on June 24, 2019, we entered into a debt financing commitment letter (the “Initial Commitment Letter”) and related fee letters with JPMorgan Chase Bank, N.A., Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC, Macquarie Capital (USA) Inc. and Macquarie Capital Funding LLC (the “Initial Commitment Parties”). On July 19, 2019, the Company entered into an amended and restated commitment letter (as amended, the “A&R Commitment Letter”) and related fee letters, which amended and restated the Initial Commitment Letter and related fee letters in their entirety to, among other things, add additional arrangers and lenders, including Bank of America, N.A., BofA Securities, Inc., Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Bank USA, SunTrust Bank, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, KeyBank National Association, KeyBanc Capital Markets Inc., Fifth Third Bank, and Citizens Bank, National Association (together with the Initial Commitment Parties, collectively, the “Commitment Parties”). Pursuant to the A&R Commitment Letter, the Commitment Parties committed to arrange and provide (i) the Company with: (w) a $1,000.0 million senior secured revolving credit facility, (x) a $3,000.0 million senior secured term loan B facility, (y) a $3,250.0 million senior secured 364-day bridge facility and (z) a $1,800.0 million senior unsecured bridge loan facility and (ii) Caesars Resort Collection, LLC, a subsidiary of Caesars, with a $2,400.0 million senior secured incremental term loan B facility (collectively, the “Debt Financing”). The proceeds of the Debt Financing will be used (a) to pay all or a portion of the cash consideration payable in the Merger, (b) to refinance all of our existing syndicated bank credit facilities and outstanding senior notes, (c) to refinance certain of Caesars’ and its subsidiaries’ existing debt, (d) to pay transaction fees and expenses related to the Merger and related transactions and (e) for working capital and general corporate purposes. The availability of the borrowings under the Debt Financing is subject to the satisfaction of certain customary conditions including the substantially concurrent closing of the Merger.

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

In connection with the execution of the Merger Agreement, on June 24, 2019, we entered into a Master Transaction Agreement (the “MTA”) with VICI, pursuant to which, among other things, we have agreed, subject to the consummation of the Merger and the other applicable conditions set forth therein and in any related documents, (i) through one or more of our subsidiaries (after giving effect to the Merger) to consummate one or more sale and leaseback transactions with VICI and/or its affiliates with respect to certain property described in the MTA, including Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City, (ii) through one or more of our subsidiaries (after giving effect to the Merger) to amend the CPLV Lease, the Non-CPLV Lease and the Joliet Lease (each as defined in the MTA) in accordance with the terms of the MTA and receive certain consideration from VICI or its affiliates in respect thereof, (iii) to provide a guaranty in respect of each of the CPLV Lease, the Non-CPLV Lease and the Joliet Lease in accordance with the terms of the MTA, (iv) to enter into (or cause our subsidiaries (after giving effect to the Merger) to enter into) certain right of first refusal agreements and a put-call right agreement in accordance with the terms of the MTA and (v) to undertake certain related transactions in connection with or related to the foregoing.  We expect to apply the proceeds of the VICI transactions to pay a portion of the cash consideration payable in the Merger and transaction expenses associated with the Merger and related transactions.

On September 26, 2019, the Company and VICI entered into definitive Purchase and Sale Agreements to effect the purchase and sale of Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City in connection with the transactions described in clause (i) of the preceding paragraph.

We expect that the Merger and related transactions will be consummated in the first half of 2020.

Tropicana Entertainment Inc.

On October 1, 2018, we acquired Tropicana in a cash transaction valued at $1.9 billion. At the closing of the transaction Tropicana became a wholly-owned subsidiary of ours. Immediately prior to our acquisition, Tropicana sold Tropicana Aruba Resort and GLP Capital, L.P., a wholly-owned subsidiary of GLPI, acquired substantially all of Tropicana’s real estate, other than the real estate underlying MontBleu and Lumière, for approximately $964 million. We acquired the real estate underlying Lumière for $246 million with the proceeds of a $246 million loan from GLPI. We funded the remaining consideration payable with our cash on hand and cash on hand at Tropicana, borrowings under our revolving credit facility and proceeds from our offering of $600 million of 6.0% senior notes due 2026. In addition, our borrowing capacity on our revolving credit facility increased from $300.0 million to $500.0 million effective October 1, 2018, and the maturity of the revolving credit facility was extended to October 1, 2023.

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

Partnerships and Development Opportunities

William Hill

In September 2018, we entered into a 25-year agreement, which became effective January 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which we (i) granted to William Hill the right to conduct betting activities in retail channels and under our first skin and third skin for online channels with respect to our current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing our second skin available with respect to properties in such territory.  Pursuant to the terms of the agreement, we received a 20% ownership interest in William Hill US valued at approximately $128.9 million as well as 13.4 million ordinary shares of William Hill PLC valued at approximately $27.3 million upon closing of the transaction in January 2019. The Company’s initial equity and the profit and losses attributable to William Hill US are in included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Income. The amortization of deferred revenues associated with the Company’s equity interests totaled $5.4 million for the year ended December 31, 2019, and is included in corporate and other revenues and operating income. Additionally, we receive a profit share from the operations of betting and other gaming activities associated with the Company’s properties, which is included in other property revenues and operating income.

The Stars Group

In November 2018, we entered into a 20-year agreement with The Stars Group Inc. (“TSG”) pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses. Pursuant to the terms of the TSG agreement, we received 1.1 million TSG common shares valued at approximately $18.6 million and an additional $5.0 million in TSG common shares became payable to us upon TSG’s exercise of its first option, which shares we received in the fourth quarter of 2019. In December 2019 we sold approximately 0.5 million of our TSG common shares at the request of William Hill and in accordance with the terms of our William Hill agreement. We may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in our markets. Upon the entry into the TSG agreement, the Company also recorded deferred revenue associated with the shares received and recognized revenue of $1.3 million during the year ended December 31, 2019, which is included in corporate and other revenues and operating income.

Pompano Joint Venture

In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property.  As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with our input and will submit it for our review and approval. We and Cordish have made cash contributions of $500,000 each and could be required to make additional contributions to a maximum of $2.0 million ($1.0 million per member) at the request of the managing member. We have agreed to contribute approximately 130 to 200 acres of land to the joint venture for the project. As of December 31, 2019, we have contributed approximately 23 acres to the joint venture at an approximate fair value of $6.6 million. While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. We participate evenly with Cordish in the profits and losses of the joint venture, which is included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Income.

Divestitures

Churchill Downs Incorporated

On February 28, 2018, we entered into definitive agreements to sell substantially all of the assets and liabilities of Presque and Vicksburg to Churchill Downs Incorporated (“CDI”). Under the terms of the agreements, CDI agreed to purchase Presque for cash consideration of approximately $178.9 million and Vicksburg for cash consideration of approximately $50.6 million, in each case subject to a customary working capital adjustment. In conjunction with the classification of Vicksburg’s operations as assets held for sale in 2018 as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds.

The definitive agreements provided that the divestitures were subject to receipt of required regulatory approvals, termination of the waiting period under the HSR Act and other customary closing conditions, including, in the case of Presque, the prior closing of the sale of Vicksburg or the entry into an agreement to acquire another asset of ours. On May 7, 2018, we and CDI each received a Request for Additional Information and Documentary Materials, often referred to as a “Second Request,” from the Federal Trade Commission in connection with its review of the Vicksburg acquisition.

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

We completed the sale of Presque on January 11, 2019 and the sale of Nemacolin on March 8, 2019.

Century Casinos, Inc.

On June 17, 2019, the Company entered into definitive agreements to sell the real property relating to Mountaineer, Cape Girardeau, and Caruthersville to VICI for approximately $278 million and, immediately following the consummation of the sale such real property, sell all of the outstanding equity interests of Mountaineer, Caruthersville and Cape Girardeau to Century Casinos, Inc. for approximately $107 million, subject to a finalized working capital adjustment. The sales were consummated on December 6, 2019.

Prior to the closing date, the divestitures Mountaineer, Cape Girardeau and Caruthersville met the requirements for presentation as assets held for sale under generally accepted accounting principles. However, they did not meet the requirements for presentation as discontinued operations. Mountaineer was reported in the East segment and Cape Girardeau and Caruthersville were reported in Midwest segment.

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

The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. The transaction is expected to close in the first half of 2020.

Vicksburg and Kansas City met the requirements for presentation as assets held for sale under generally accepted accounting principles as of December 31, 2019. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations.

Maverick Gaming LLC.

On January 13, 2020, we entered into a definitive agreement to sell Eldorado Resort Casino Shreveport for cash consideration of approximately $230 million, subject to a working capital adjustment.

The definitive agreement provides that the consummation of the sale is subject to receipt of required regulatory approvals, the prior or concurrent closing of the Merger and other customary conditions. The transaction is expected to close in 2020.

Eldorado Shreveport met the requirements for presentation as assets held for sale under generally accepted accounting principles subsequent to the year ended December 31, 2019. However, it did not meet the requirements for presentation as discontinued operations and will be included in income from continuing operations.

Reportable Segments

The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of December 31, 2019:

Segment	Property	Date Acquired	State
West	Eldorado Resort Casino Reno ("Eldorado Reno")	(a)	Nevada
	Silver Legacy Resort Casino ("Silver Legacy")	(a)	Nevada
	Circus Circus Reno ("Circus Reno")	(a)	Nevada
	MontBleu Casino Resort & Spa ("MontBleu")	October 1, 2018	Nevada
	Tropicana Laughlin Hotel & Casino ("Laughlin")	October 1, 2018	Nevada
	Isle Casino Hotel - Blackhawk ("Isle Black Hawk")	May 1, 2017	Colorado
	Lady Luck Casino - Black Hawk ("Lady Luck Black Hawk")	May 1, 2017	Colorado

Midwest (b)	Isle Casino Waterloo ("Waterloo")	May 1, 2017	Iowa
	Isle Casino Bettendorf ("Bettendorf")	May 1, 2017	Iowa
	Isle of Capri Casino Boonville ("Boonville")	May 1, 2017	Missouri
	Isle of Capri Casino Kansas City ("Kansas City")	May 1, 2017 (c)	Missouri

South	Isle Casino Racing Pompano Park ("Pompano")	May 1, 2017	Florida
	Eldorado Resort Casino Shreveport ("Eldorado Shreveport")	(a) (c)	Louisiana
	Isle of Capri Casino Hotel Lake Charles ("Lake Charles")	May 1, 2017	Louisiana
	Belle of Baton Rouge Casino & Hotel ("Baton Rouge")	October 1, 2018	Louisiana
	Isle of Capri Casino Lula ("Lula")	May 1, 2017	Mississippi
	Lady Luck Casino Vicksburg ("Vicksburg")	May 1, 2017 (c)	Mississippi
	Trop Casino Greenville ("Greenville")	October 1, 2018	Mississippi

East (b)	Eldorado Gaming Scioto Downs ("Scioto Downs")	(a)	Ohio
	Tropicana Casino and Resort, Atlantic City ("Trop AC")	October 1, 2018	New Jersey

Central	Grand Victoria Casino ("Elgin")	August 7, 2018	Illinois
	Lumière Place Casino ("Lumière")	October 1, 2018	Missouri
	Tropicana Evansville ("Evansville")	October 1, 2018	Indiana

(a)	Property was aggregated into segment prior to January 1, 2016.
(b)

Presque was sold on January 11, 2019, Nemacolin was sold on March 8, 2019 and Mountaineer was sold on December 6, 2019. All three properties were previously reported in the East segment. Cape Girardeau and Caruthersville were sold on December 6, 2019. Both properties were previously reported in the Midwest segment.

(c)

We have entered into agreements to sell Kansas City, Vicksburg and Eldorado Shreveport. The Kansas City and Vicksburg sales are expected to close in the first half of 2020. The Eldorado Shreveport sale is expected to close in 2020.

The executive decision maker of our company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Our management views each of our properties as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. Prior to the Isle Acquisition in 2017, our principal operating activities occurred in three geographic regions: Nevada, Louisiana and parts of the eastern United States. Following the Isle Acquisition, the Company’s principal operating activities occurred in four geographic regions and reportable segments: West, Midwest, South and East. Following the Tropicana Acquisition and Elgin Acquisition in 2018, an additional segment, Central, was added increasing our reportable segments to five.

Presentation of Financial Information

The financial information included in this Item 7 for periods prior to our acquisitions of Isle, Elgin and Tropicana and after our acquisitions of Isle, Elgin and Tropicana are not fully comparable because the results of operations for Isle, Elgin and Tropicana are not included for periods prior to May 1, 2017, August 7, 2018 and October 1, 2018, respectively. Additionally, the Company completed its sales of Presque and Nemacolin on January 11, 2019 and March 8, 2019, respectively and sales of Cape Girardeau, Caruthersville and Mountaineer on December 6, 2019.

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

Significant Factors Impacting Financial Results

The following summary highlights the significant factors impacting our financial results during the years ended December 31, 2019, 2018 and 2017.

Acquisitions and Transaction Costs

•

Isle – Our results of operations for the year ended December 31, 2017 include incremental revenues and expenses attributable to the 13 properties we acquired in our acquisition of Isle on May 1, 2017. Transaction (credits) expenses related to our acquisition of Isle for legal, accounting, financial advisory services, severance, stock awards and other costs totaled $(1.4) million for the year ended December 31, 2018 and $92.8 million for the year ended December 31, 2017.

•

Elgin – Our results of operations for the year ended December 31, 2018 include incremental revenues and expenses for the period of August 7, 2018 through December 31, 2018 attributable to Elgin. Transaction expenses related to our acquisition of Elgin totaled $0.2 million and $3.9 million for the years ended December 31, 2019 and 2018, respectively.

•

Tropicana – Our results of operations for the year ended December 31, 2018 include incremental revenues and expenses attributable to the seven properties we acquired in our acquisition of Tropicana on October 1, 2018. Transaction expenses related to our acquisition of Tropicana totaled $4.0 million and $18.3 million for the years ended December 31, 2019 and 2018, respectively.

•

Caesars – Transaction costs related to our pending acquisition of Caesars totaled $79.6 million for the year ended December 31, 2019. Pursuant to the MTA with VICI, the Company is required to reimburse VICI for 50% of any prepayment penalties in connection with VICI’s payoff related to its CPLV loan, regardless of whether the Merger closing occurs. As of December 31, 2019, the Company’s proportionate share of VICI’s prepayment penalty paid in 2019 was accrued and totaled approximately $55.4 million.

Divestitures and Terminated Sales

•

Presque and Nemacolin - The sales of Presque and Nemacolin met the requirements for presentation as assets held for sale under generally accepted accounting principles. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the year ended December 31, 2018 and the periods prior to their respective closing dates in 2019.

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

We closed the sales of Presque and Nemacolin on January 11, 2019 and March 8, 2019, respectively and recorded a net gain of $22.2 million.

•

Mountaineer, Cape Girardeau and Caruthersville - On June 17, 2019, we entered into definitive agreements to sell the real property relating to Mountaineer, Cape Girardeau, and Caruthersville to VICI and, immediately following the consummation of the sale of such real property, sell all of the outstanding equity interests of Mountaineer, Caruthersville and Cape Girardeau to Century Casinos, Inc. We closed on the sales of Mountaineer, Cape Girardeau and Caruthersville on December 6, 2019 and recorded a net gain of $28.6 million.

The divestitures of Presque, Nemacolin and Mountaineer, Cape Girardeau and Caruthersville in January, March and December 2019, respectively, are collectively referred to as “the Divestitures”.

•

Vicksburg and Kansas City – On July 10, 2019, we entered into a definitive agreement to sell the equity interests in each of Vicksburg and Kansas City. The sales of Vicksburg and Kansas City met the requirements for presentation as assets held for sale under generally accepted accounting principles. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the year ended December 31, 2019.

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

Financing and Lease Transactions

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

•

Master Lease – We accounted for the Master Lease with GLPI as a direct financing obligation effective October 1, 2018. We recorded interest expense in the amount of $98.6 million and 24.4 million during the years ended December 31, 2019 and 2018, respectively, which was in excess of the cash lease payments as we continue to accrete up the liability during the earlier periods of the Master Lease.

Deferred Revenue

•

William Hill – The amortization of deferred revenues associated with the William Hill agreement totaled $5.4 million for the year ended December 31, 2019, and is included in corporate and other revenues and operating income.

•

TSG – The amortization of deferred revenues associated with the TSG agreement totaled $1.3 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively, and is included in corporate and other revenues and operating income.

Other Significant Factors

•

Weather and Construction Disruption – During the third quarter of 2017, Hurricanes Harvey and Irma negatively impacted our South region, specifically our Pompano, Lake Charles and Eldorado Shreveport properties, and made travel to those properties impossible or difficult. While Pompano did not sustain any major physical damage, we incurred incremental expenses as a result of the storms and were forced to close the casino for four days and experienced disruption to our business for a longer period of time.

Our West segment’s operations are subject to seasonal variation, with our lowest business volume generally occurring during the winter months. The northern Nevada region experienced record snowfall and severe weather conditions, including major snow storms during eleven of the fourteen weekends in the 2017 first quarter, making travel to Reno from northern California, our main feeder market, difficult or impossible due to road closures. As a result, there was a significant adverse effect on business levels, especially hotel occupancy and gaming volume, during the first quarter of 2017, and our operating performance for the year ended December 31, 2017.

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

•

Property Enhancement Capital Expenditures – Property enhancement initiatives and targeted investments that improve our guests’ experiences and elevate our properties’ overall competitiveness in their markets continued throughout 2018 and 2019.

A 118-room Hampton Inn Hotel at Scioto Downs developed by a third party opened in March 2017 and since opening has driven visitation and spend at the property.

As part of the continuing evolution of the Reno tri-properties, we built a new 21,000 square foot spa at Silver Legacy which opened in early October 2018. We have substantially renovated every room at Circus Reno and completed the first phase of room renovations at Silver Legacy and Eldorado. We began the second phase of renovations of approximately 1,200 rooms at Silver Legacy and Eldorado in the third quarter of 2019. In Black Hawk we completed our renovation of all 402 hotel rooms and refresh of the casino floor in June 2019. In addition, our joint venture with Cordish continues to make progress on development plans of a new, mixed-use entertainment and hospitality destination anchored by our Isle Casino Racing Pompano Park. At Tropicana Atlantic City, we opened an expansive, new sportsbook in the fourth quarter of 2018. Additionally, during 2019 we added sportsbook offerings at our properties located in Iowa, Mississippi and Indiana. During 2019, we began planning to relocate our Lake Charles casino operation from our current riverboat to a land-based operation.  Construction of our new Lake Charles facility began in February 2020.

•

Execution of Synergies and Cost Savings Programs – We continue to identify areas to improve property level and consolidated margins through operating and cost efficiencies and exercising financial discipline throughout the company. In addition to cost savings relating to duplicative executive compensation, legal and accounting fees and other corporate expenses that have been eliminated as a result of our acquisitions, we have achieved savings in marketing, food and beverage costs, selling, general and administrative expenses, and other operating departments as a result of operating efficiencies and purchasing power of the combined Eldorado organization.

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

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Year Ended
	December 31,			Change %
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net revenues	$2,528,249	$2,056,007	$1,480,798	23.0%	38.8%
Operating income	409,973	310,103	94,810	32.2%	227.1%
Net income	81,001	95,235	73,380	(14.9)%	29.8%

Operating Results.  Including incremental Elgin and Tropicana net revenues totaling $991.4 million generated following their respective acquisition dates, net revenues increased 23.0% for the year ended December 31, 2019 compared to 2018. Excluding the impact of our acquisitions and the Divestitures, net revenues decreased 5.1% mainly due to the significant factors described above. This decrease was partially offset by incremental net revenues recognized in conjunction with our William Hill and TSG sports betting partnerships for the year ended December 31, 2019.

Including incremental Isle, Elgin and Tropicana net revenues totaling $575.5 million generated following their respective acquisition dates, net revenues increased 38.8% for the year ended December 31, 2018 compared to 2017. Excluding incremental Isle, Elgin and Tropicana net revenues, net revenues remained flat for the year ended December 31, 2018 compared to 2017.

For the year ended December 31, 2019 compared to 2018, operating income increased 32.2% mainly due to incremental operating income contributed by Elgin and Tropicana following their respective acquisition dates as well as a $49.6 million net gain on sale of businesses and disposal of property and equipment primarily related to the Divestitures. This increase was partially offset by incremental transaction expenses associated with our completed and pending acquisitions. Excluding the impact of our acquisitions and the Divestitures, operating income decreased 15.0% due to higher depreciation expense associated with asset additions and transaction costs associated with the acquisitions of Tropicana and Caesars. For the year ended December 31, 2018, we received a $5.0 million fee related to the termination of the agreement to purchase our Vicksburg property.

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

For the year ended December 31, 2019 compared to 2018, net income decreased 14.9% principally due to the same factors impacting operating income combined with higher interest expense for the year ended December 31, 2019 compared to 2018 resulting from increased debt associated with the Tropicana Acquisition and amortization of the direct financing obligation associated with the Master Lease. Additionally, we recorded a $7.5 million loss on the early retirement of debt in 2019 related to the pro-rated write off of deferred financing costs associated with permanent payments on our Term Loan, and a higher income tax provision due to an increase in our effective tax rate also contributed to the declines in net income. Net income was favorably impacted by an $8.8 million unrealized gain on restricted investments for the year ended December 31, 2019.

For the year ended December 31, 2018 compared to 2017, net income increased 29.8% due to the same factors impacting operating income combined with the $38.4 million loss on the early retirement of debt for the year ended December 31, 2017 associated with payments on our outstanding debt. These increases were partially offset by higher interest expense for the year ended December 31, 2018 compared to 2017 resulting from increased debt and amortization of the direct financing obligation associated with the Master Lease following our acquisitions of Elgin and Tropicana. Additionally, the increase in our tax provision for the year ended December 31, 2018 compared to 2017 is due to the favorable impact of the Tax Act in 2017, which resulted in a significant tax benefit recorded in 2017.

The following table highlights our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues Year Ended December 31,			Operating Income (Loss) Year Ended December 31,
	2019	2018	2017	2019	2018	2017
West	$524,721	$483,532	$410,319	$84,992	$84,548	$66,108
Midwest	378,577	397,008	268,879	114,180	105,809	62,071
South	463,133	461,181	338,259	74,622	64,851	3,680
East	674,758	571,272	462,835	133,317	97,963	68,101
Central	479,761	142,485	—	105,772	24,240	—
Corporate (1)	7,299	529	506	(102,910)	(67,308)	(105,150)
Total	$2,528,249	$2,056,007	$1,480,798	$409,973	$310,103	$94,810
(1)	Operating loss for Corporate includes transaction costs.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Net revenues and operating expenses were as follows (dollars in thousands):

	2019	2018	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$223,179	$230,558	$(7,379)	(3.2)%
Midwest	332,389	345,499	(13,110)	(3.8)%
South	377,080	375,748	1,332	0.4%
East	491,185	485,047	6,138	1.3%
Central	384,353	116,526	267,827	229.8%
Total Gaming and Pari-Mutuel Commissions	1,808,186	1,553,378	254,808	16.4%
Non-gaming:
West	301,542	252,974	48,568	19.2%
Midwest	46,188	51,509	(5,321)	(10.3)%
South	86,053	85,433	620	0.7%
East	183,573	86,225	97,348	112.9%
Central	95,408	25,959	69,449	267.5%
Corporate	7,299	529	6,770	1,279.8%
Total Non-gaming	720,063	502,629	217,434	43.3%
Total Net Revenues	$2,528,249	$2,056,007	$472,242	23.0%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	$84,398	$86,622	$(2,224)	(2.6)%
Midwest	133,852	141,641	(7,789)	(5.5)%
South	179,328	180,325	(997)	(0.6)%
East	233,296	286,202	(52,906)	(18.5)%
Central	171,453	54,499	116,954	214.6%
Total Gaming and Pari-Mutuel Commissions	802,327	749,289	53,038	7.1%
Non-gaming
West	161,288	151,211	10,077	6.7%
Midwest	24,800	30,951	(6,151)	(19.9)%
South	53,619	56,607	(2,988)	(5.3)%
East	93,292	51,536	41,756	81.0%
Central	50,823	15,998	34,825	217.7%
Total Non-gaming	383,822	306,303	77,519	25.3%

Marketing and promotions	129,373	106,161	23,212	21.9%
General and administrative	476,751	349,598	127,153	36.4%
Corporate	65,996	46,632	19,364	41.5%
Impairment charges	958	13,602	(12,644)	(93.0)%
Depreciation and amortization	221,525	157,429	64,096	40.7%
Total Operating Expenses	$2,080,752	$1,729,014	$351,738	20.3%

Gaming Revenues and Pari-Mutuel Commissions.  For the year ended December 31, 2019, Elgin and Tropicana contributed $674.8 million of gaming and pari-mutuel commissions. This increase in incremental revenues associated with these acquisitions was partially offset by the decline in revenues due to the Divestitures, resulting in a 16.4% increase in gaming revenues and pari-mutuel commissions over 2018.

Excluding incremental Elgin and Tropicana gaming revenues and pari-mutuel commissions and the impact of the Divestitures, gaming revenues and pari-mutuel commissions decreased 6.3% for the year ended December 31, 2019 compared to 2018 due to reductions in casino volume associated with changes in promotional activity. Additionally, construction disruption affected our West segment and severe weather negatively impacted our visitor volume across all segments contributing to the declines in casino revenues for the year ended December 31, 2019.

Non-gaming Revenues.  For the year ended December 31, 2019, Elgin and Tropicana contributed $316.7 million of incremental non-gaming revenues, which was partially offset by declines in non-gaming revenues attributable to the Divestitures, resulting in an increase of 43.3% over 2018.

Excluding incremental Elgin and Tropicana non-gaming revenues and the impact of the Divestitures, non-gaming revenues decreased 1.8% for the year ended December 31, 2019 compared to 2018. This decline was primarily driven by changes in promotional activity, construction disruption and weather that negatively impacted visitor traffic during the year ended December 31, 2019.

Gaming Expenses and Pari-Mutuel Commissions.  For the year ended December 31, 2019, Elgin and Tropicana contributed $275.9 million of incremental gaming expenses and pari-mutuel commissions which was partially offset by the Divestitures, resulting in an increase of 7.1% in gaming expenses and pari-mutuel commissions over 2018.

Excluding incremental Elgin and Tropicana gaming expenses and pari-mutuel commissions, and the impact of the Divestitures, gaming expenses and pari-mutuel commissions decreased 6.3% for year ended December 31, 2019 compared to 2018. Gaming expenses declined in comparison to 2018 due to lower volume combined with savings initiatives targeted at reducing variable expenses.

Non-gaming Expenses. For the year ended December 31, 2019, Elgin and Tropicana contributed $158.0 million of incremental non-gaming expenses which was partially offset by the Divestitures, resulting in an increase of 25.3% over 2018.

Excluding incremental Elgin and Tropicana non-gaming expenses, and the impact of the Divestitures, non-gaming expenses decreased 10.1% for the year ended December 31, 2019 compared to 2018. Decreased non-gaming expenses were associated with lower non-gaming revenues along with continued efforts to reduce variable expenses including labor and cost of sales.

Marketing and Promotions Expenses.  For the year ended December 31, 2019, Elgin and Tropicana contributed $68.1 million of incremental marketing and promotions expenses which was partially offset by the Divestitures, resulting in an increase of 21.9% over 2018.

Excluding incremental Elgin and Tropicana marketing and promotions expenses, and the impact of the Divestitures, consolidated marketing and promotions expense decreased 21.5% for the year ended December 31, 2019 compared to 2018. This decline was primarily due to savings achieved via the termination of certain marketing contracts, reduction in direct mail costs and continued company-wide changes in marketing and promotional activity targeted at lowering expenses.

General and Administrative Expenses.  For the year ended December 31, 2019, Elgin and Tropicana contributed $213.9 million of general and administrative expense, which was partially offset by the Divestitures, resulting in an increase of 36.4% over 2018.

Excluding incremental Elgin and Tropicana general and administrative expenses and the impact of the Divestitures, consolidated general and administrative expenses decreased 2.4% for the year ended December 31, 2019 compared to 2018 mainly due to the centralization of certain services provided to our properties and realized savings achieved through consolidated purchasing programs.

Corporate Expenses.  For the year ended December 31, 2019, corporate expenses increased $19.4 million, or 41.5%, primarily due to payroll and other expenses driven by growth related to the Company’s acquisitions. Additionally, an increase in severance expense and the associated acceleration of stock compensation expense also drove the increase in corporate expense for the year ended December 31, 2019 compared to 2018.

Impairment Charges. We recorded an impairment charge for the year ended December 31, 2019 totaling $1.0 million related to our non-operating real property located in Pennsylvania. We recorded impairment charges of $9.8 million related to the classifications of Vicksburg’s operations as assets held for sale and $3.8 million related to the classification of Nemacolin’s operations as assets held for sale for the year ended December 31, 2018.

Depreciation and Amortization Expense.  Elgin and Tropicana contributed $102.9 million of incremental depreciation and amortization expense for the year ended December 31, 2019, which was partially offset by the Divestitures, resulting in an increase of 40.7% over 2018.

Excluding incremental Elgin and Tropicana depreciation and amortization expense and the impact of Divestitures, depreciation and amortization expense decreased 0.4% for the year ended December 31, 2019 compared to 2018 mainly due to ceasing depreciation and amortization expense on assets held for sale.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net revenues and operating expenses were as follows (dollars in thousands):

	2018	2017	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$230,558	$186,779	$43,779	23.4%
Midwest	345,499	231,366	114,133	49.3%
South	375,748	268,680	107,068	39.8%
East	485,047	412,202	72,845	17.7%
Central	116,526	—	116,526	100.0%
Total Gaming and Pari-Mutuel Commissions	1,553,378	1,099,027	454,351	41.3%
Non-gaming:
West	252,974	223,540	29,434	13.2%
Midwest	51,509	37,513	13,996	37.3%
South	85,433	69,579	15,854	22.8%
East	86,225	50,633	35,592	70.3%
Central	25,959	—	25,959	100.0%
Corporate	529	506	23	4.5%
Total Non-gaming	502,629	381,771	120,858	31.7%
Total Net Revenues	$2,056,007	$1,480,798	$575,209	38.8%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	$86,622	$73,304	$13,318	18.2%
Midwest	141,641	96,989	44,652	46.0%
South	180,325	134,661	45,664	33.9%
East	286,202	256,135	30,067	11.7%
Central	54,499	—	54,499	100.0%
Total Gaming and Pari-Mutuel Commissions	749,289	561,089	188,200	33.5%
Non-gaming
West	151,211	141,510	9,701	6.9%
Midwest	30,951	26,271	4,680	17.8%
South	56,607	49,280	7,327	14.9%
East	51,536	35,518	16,018	45.1%
Central	15,998	—	15,998	100.0%
Total Non-gaming	306,303	252,579	53,724	21.3%

Marketing and promotions	106,161	83,174	22,987	27.6%
General and administrative	349,598	241,037	108,561	45.0%
Corporate	46,632	30,739	15,893	51.7%
Impairment charges	13,602	38,016	(24,414)	(64.2)%
Depreciation and amortization	157,429	105,891	51,538	48.7%
Total Operating Expenses	$1,729,014	$1,312,525	$416,489	31.7%

Gaming Revenues and Pari-Mutuel Commissions.  For the year ended December 31, 2018, Isle, Elgin and Tropicana contributed $454.7 million of gaming and pari-mutuel commissions driving a 41.3% increase over 2017. Excluding these incremental revenues, gaming and pari-mutuel commissions were flat for the year ended December 31, 2018 compared to 2017.

Non-gaming Revenues.  For the year ended December 31, 2018, Isle, Elgin and Tropicana contributed $121.0 million of incremental non-gaming revenues resulting in an increase of 31.7% over 2017. Excluding these incremental revenues, non-gaming revenues for the year ended December 31, 2018 remained flat compared to 2017.

Gaming Expenses and Pari-Mutuel Commissions.  For the year ended December 31, 2018, Isle, Elgin and Tropicana contributed $197.5 million of incremental gaming and pari-mutuel commissions resulting in an increase of 33.5% over 2017. Excluding these incremental expenses, gaming and pari-mutuel commissions declined 1.7% for the year ended December 31, 2018 compared to 2017 mainly due to savings initiatives targeted at reducing variable expenses. Successful efforts to control costs and maximize departmental profit across all segments also drove the margin improvements for the year ended December 31, 2018.

Non-gaming Expenses. For the year ended December 31, 2018, Isle, Elgin and Tropicana contributed $74.2 million of incremental non-gaming expenses resulting in an increase of 21.3% over 2017. Excluding incremental expenses, non-gaming expenses declined 8.1% for the year ended December 31, 2018 compared to 2017. This decrease was attributable to continued efforts to reduce variable costs with a focus on labor, food and beverage cost of sales, marketing spend and synergies achieved via company-wide purchasing consolidation programs.

Marketing and Promotions Expenses.  For the year ended December 31, 2018, Isle, Elgin and Tropicana contributed $35.6 million of incremental marketing and promotions expenses resulting in an increase of 27.6% over 2017. Excluding these incremental expenses, marketing and promotions declined 15.1% for the year ended December 31, 2018 compared to 2017 mainly due to synergies achieved via the elimination or consolidation of certain marketing contracts and company-wide reductions in marketing, direct mail and promotional spend.

General and Administrative Expenses.  Isle, Elgin and Tropicana contributed $114.8 million of incremental general and administrative expenses for the year ended December 31, 2018 resulting in an increase of 45.0% over 2017. Excluding these incremental expenses, general and administrative expenses declined 2.6% for the year ended December 31, 2018 compared to 2017 primarily due to the centralization of certain corporate services provided to our properties and realized savings.

Corporate Expenses.  For the year ended December 31, 2018, corporate expenses increased $15.9 million, a 51.7% increase over 2017, due to higher payroll and other expenses associated with additional corporate costs, including stock compensation expense, associated with growth related to our acquisitions.

Impairment Charges. In conjunction with the classification of Nemacolin’s and Vicksburg’s operations as assets held for sale, we recorded impairment charges totaling $3.8 million and $9.8 million, respectively, for the year ended December 31, 2018.

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

Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the Years Ended December 31, 2019 and 2018

Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock-based compensation, transaction expenses, severance expense, selling costs associated with the disposition of properties, proceeds from the terminated sale of Vicksburg, preopening expenses, costs associated with resolving the historical Tropicana bankruptcy, business interruption insurance proceeds, real estate tax settlements, other than temporary impairments on investments, impairment charges, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss on property divestitures, and other non-cash regulatory gaming assessments. Adjusted EBITDA also excludes expense associated with our Master Lease with GLPI as the transaction was accounted for as a financing obligation. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“US GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our Master Lease, and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

	Year Ended December 31, 2019
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (3)	Other (4)	Adjusted EBITDA
Including Divestitures:
West	$84,992	$55,035	$—	$—	$930	$140,957
Midwest	114,180	25,145	36	—	1,190	140,551
South	74,622	39,165	13	—	1,071	114,871
East	133,317	48,064	7	—	478	181,866
Central	105,772	46,849	—	—	272	152,893
Corporate and Other	(102,910)	7,267	19,663	84,658	(42,337)	(33,659)
Total Including Divestitures	$409,973	$221,525	$19,719	$84,658	$(38,396)	$697,479

Divestitures:
West	$—	$—	$—	$—	$—	$—
Midwest	24,069	4,140	18	—	672	28,899
South	—	—	—	—	—	—
East	15,574	3,842	7	—	418	19,841
Central	—	—	—	—	—	—
Corporate and Other	—	—	—	—	—	—
Total Divestitures (1)	$39,643	$7,982	$25	$—	$1,090	$48,740

Excluding Divestitures:
West	$84,992	$55,035	$—	$—	$930	$140,957
Midwest	90,111	21,005	18	—	518	111,652
South	74,622	39,165	13	—	1,071	114,871
East	117,743	44,222	—	—	60	162,025
Central	105,772	46,849	—	—	272	152,893
Corporate and Other	(102,910)	7,267	19,663	84,658	(42,337)	(33,659)
Total Excluding Divestitures (2)	$370,330	$213,543	$19,694	$84,658	$(39,486)	$648,739

	Year Ended December 31, 2018
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (3)	Other (8)	Adjusted EBITDA
Excluding Pre-Acquisition/Including Divestitures:
West	$84,548	$40,131	$(32)	$—	$1,542	$126,189
Midwest	105,809	33,083	106	—	244	139,242
South	64,851	37,357	59	—	10,265	112,532
East	97,963	27,913	14	—	5,447	131,337
Central	24,240	13,583	—	—	1,676	39,499
Corporate and Other	(67,308)	5,362	12,937	20,842	(3,702)	(31,869)
Total Excluding Pre-Acquisition/Including Divestitures	$310,103	$157,429	$13,084	$20,842	$15,472	$516,930

Divestitures:
West	$—	$—	$—	$—	$—	$—
Midwest	22,049	8,405	44	—	57	30,555
South	—	—	—	—	—	—
East	24,238	11,099	13	—	5,285	40,635
Central	—	—	—	—	—	—
Corporate and Other	—	—	—	—	—	—
Total Divestitures (5)	$46,287	$19,504	$57	$—	$5,342	$71,190

Pre-Acquisition:
West	$13,635	$9,271	$—	$—	$8	$22,914
Midwest	—	—	—	—	—	—
South	355	6,076	—	—	20	6,451
East	46,261	24,444	—	—	159	70,864
Central	70,105	22,939	—	—	647	93,691
Corporate and Other	(52,127)	1,537	—	4,259	31,101	(15,230)

Total Pre-Acquisition (6)	$78,229	$64,267	$—	$4,259	$31,935	$178,690

Including Pre-Acquisition/Excluding Divestitures:
West	$98,183	$49,402	$(32)	$—	$1,550	$149,103
Midwest	83,760	24,678	62	—	187	108,687
South	65,206	43,433	59	—	10,285	118,983
East	119,986	41,258	1	—	321	161,566
Central	94,345	36,522	—	—	2,323	133,190
Corporate and Other	(119,435)	6,899	12,937	25,101	27,399	(47,099)
Total Including Pre-Acquisition/Excluding Divestitures (7)	$342,045	$202,192	$13,027	$25,101	$42,065	$624,430

(1)

Figures are for Presque for the period beginning January 1, 2019 and ending January 11, 2019, Nemacolin for the period beginning January 1, 2019 and ending March 8, 2019 and Mountaineer, Cape Girardeau and Caruthersville for the period beginning January 1, 2019 and ending December 5, 2019.

(2)

Total figures for 2019 exclude results of operations for Presque, Nemacolin, Mountaineer, Cape Girardeau and Caruthersville. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.

(3)

Transaction expenses represent primarily costs related to the pending acquisition of Caesars for the year ended December 31, 2019 and costs related to the acquisitions of Elgin, Tropicana and Isle for the year ended December 31, 2018.

(4)

Other, for the year ended December 31, 2019, is comprised of severance expense, (gain) loss on the sale or disposal of property and equipment, equity in income (loss) of unconsolidated affiliate, impairment charges, costs associated with resolving the historical Tropicana bankruptcy, the (gain) loss associated with the sales of Presque, Nemacolin, Mountaineer, Cape Girardeau and Caruthersville and selling costs associated with the closed and pending divestitures of Mountaineer, Cape Girardeau, Caruthersville, Kansas City, Vicksburg and Shreveport.

(5)	Figures are for Presque, Nemacolin, Mountaineer, Cape Girardeau and Caruthersville for the year ended December 31, 2018.
(6)

Figures are for Tropicana for the nine months ended September 30, 2018 and for Elgin for the period beginning January 1, 2018 and ending August 6, 2018. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

(7)

Total figures for the year ended December 31, 2018 include combined results of operations for Elgin, Tropicana and the Company and exclude results of operations for Presque, Nemacolin, Mountaineer, Cape Girardeau and Caruthersville. Such presentation is unaudited and does not conform with GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance to GAAP, but should be viewed in addition to the results of operations reported by the Company.

(8)

Other, for the year ended December 31, 2018, is comprised of severance expense, (gain) loss on the sale or disposal of property and equipment, equity in income (loss) of an unconsolidated affiliate, preopening expenses, impairment charges at Vicksburg and Nemacolin, proceeds from the terminated sale of Vicksburg, other non-cash regulatory gaming assessments and selling costs associated with the divestitures of Presque, Nemacolin, the terminated sale of Vicksburg and the purchase of Tropicana and Elgin.

Liquidity and Capital Resources

We are a holding company and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on the cash flow of our subsidiaries and the ability of our subsidiaries to distribute or otherwise make funds available to us.

Our primary sources of liquidity and capital resources have been existing cash, cash flow from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt securities and proceeds from our 2019 dispositions of Presque, Mountaineer, Cape Girardeau and Caruthersville. As of December 31, 2019, we had $482.0 million of available borrowing capacity, after consideration of $18.0 million in outstanding letters of credit, and no outstanding balance under our

Revolving Credit Facility.  In 2019, we utilized $360.0 million of net proceeds from the sales of Presque, Mountaineer, Cape Girardeau and Caruthersville to repay a portion of amounts outstanding under the Term Loan.

Our cash requirements can fluctuate significantly depending on our decisions with respect to business acquisitions or divestitures and strategic capital investments to maintain the quality of our properties. We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties, taxes, servicing our outstanding indebtedness, rent payments under our Master Lease, continued costs associated with the Elgin and Tropicana acquisitions and funding the Caesars acquisition. Pursuant to the A&R Commitment Letter, the Commitment Parties committed to arrange and provide the Company with: (w) a $1,000.0 million senior secured revolving credit facility, (x) a $3,000.0 million senior secured term loan B facility, (y) a $3,250.0 million senior secured 364-day bridge facility and (z) a $1,800.0 million senior unsecured bridge loan facility and (ii) Caesars Resort Collection, LLC, a subsidiary of Caesars, with a $2,400.0 million senior secured incremental term loan B facility (collectively, the “Debt Financing”). We expect to fund the anticipated Caesars acquisition with a combination of proceeds from the Debt Financing, the sale-leaseback transactions with VICI with respect to Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City, the consideration received from VICI received in connection with amendments to the CPLV Lease and Non-CPLV Lease contemplated by the MTA, asset divestitures, existing cash on our balance sheet and cash flow generated by the Company and Caesars prior to the acquisition. During 2020, we plan to spend approximately $240.0 million on capital expenditures.

We expect that cash generated from operations, borrowings under the Debt Financing and proceeds from the transactions contemplated by the MTA and the announced asset sales, net of associated taxes, will be sufficient to fund our operations and capital requirements, consummate the Caesars acquisition and service our outstanding indebtedness for the next twelve months.

At December 31, 2019, we had consolidated cash and cash equivalents of $206.3 million, excluding restricted cash. At December 31, 2018, we had consolidated cash and cash equivalents of $230.8 million, excluding restricted cash.  This decrease in cash was primarily due to significant payments on our credit facility and investments in capital improvements, which were partially offset by cash generated from operations and proceeds from the Divestitures.

Operating Cash Flow.  In 2019, cash flows provided by operating activities totaled $312.5 million compared to $323.3 million in 2018. The decrease in operating cash was primarily due to increased transaction costs, which was partially offset by incremental operating cash generated by the acquired Elgin and Tropicana properties as well as changes in the balance sheet accounts in the normal course of business.

In 2018, cash flows provided by operating activities totaled $323.3 million compared to $129.9 million in 2017. The increase in operating cash was primarily due to incremental operating cash generated by the acquired Elgin and Tropicana properties and decreased transaction costs combined with changes in the balance sheet accounts in the normal course of business.

Investing Cash Flow and Capital Expenditures.  Net cash flows provided by investing activities totaled $369.5 million in 2019 compared to $1.3 billion used in 2018. Net cash flows provided by investing activities in 2019 were primarily attributable to $536.1 million in net proceeds from the Divestitures. Capital expenditures totaled $170.8 million for the year ended December 31, 2019 related to growth and maintenance capital projects.

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

Financing Cash Flow.  Net cash used in financing activities in 2019 totaled $712.2 million and was principally due to $278.0 million of net payments under our revolving credit facility and $458.0 million of payments on the Term Loan.

Net cash provided by financing activities in 2018 totaled $1.0 billion and was principally due to $600.0 million of proceeds from the issuance of the 6.0% senior notes due 2026 in conjunction with the Tropicana Acquisition, $246.0 million of proceeds from the Lumière Loan (defined below) and $245.0 million of net borrowings under our revolving credit facility related to the Elgin Acquisition.

Income Taxes.  The Company will pay approximately $28.0 million in cash taxes in 2020 related to the gain on the sales of Mountaineer, Cape Girardeau and Caruthersville in addition to cash taxes related to the Company’s operations, subject to any changes as a result of the Merger. During the year ended December 31, 2019, the Company made cash payments for income taxes, net of refunds, totaling $51.1 million, of which $42.7 million, net of refunds, was related to taxes owed in conjunction with the Tropicana Acquisition and sale of Presque.

Debt Obligations and Master Lease

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

6% Senior Notes due 2026

On September 20, 2018, Delta Merger Sub, Inc. (“Escrow Issuer”), a Delaware corporation and a wholly-owned subsidiary of the Company, issued $600 million in aggregate principal amount of 6.0% senior notes due 2026 (the “6% Senior Notes due 2026”) pursuant to an indenture, dated as of September 20, 2018 (the “2026 Indenture”), between Escrow Issuer and U.S. Bank, National Association, as Trustee. Interest on the 6% Senior Notes due 2026 will be paid semi-annually in arrears on March 15 and September 15. The Company and the subsidiary guarantors assumed the obligations under the 2026 Indenture in connection with the consummation of the Tropicana Acquisition.

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

As of December 31, 2019, we had $498.8 million of borrowings outstanding under the Term Loan and no outstanding balance under the Revolving Credit Facility. We had $482.0 million of available borrowing capacity, after consideration of $18.0 million in outstanding letters of credit, under our Revolving Credit Facility as of December 31, 2019. In 2019, we utilized $360.0 million of net proceeds from the sales of Presque, Mountaineer, Cape Girardeau and Caruthersville to repay a portion of amounts outstanding under the Term Loan.

The interest rate per annum applicable to loans under the Revolving Credit Facility is, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin from 0.75% to 1.50%. The margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25% or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00%. Additionally, we pay a commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. As of December 31, 2019, the weighted average interest rate on the Term Loan was 4.05%.

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

Our obligations under the Revolving Credit Facility will mature on October 1, 2023. Our obligations under the Term Loan Facility will mature on April 17, 2024. We were required to make quarterly principal payments in an amount equal to $3.6 million on the Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017. We satisfied this requirement as a result of the principal prepayment of $444.5 million on September 13, 2017 in conjunction with the issuance of the additional 6% Senior Notes due 2025. In addition, we are required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, we are required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

The Credit Facility is secured by substantially all of our personal property assets and substantially all personal property assets of each subsidiary that guaranties the Credit Facility (other than certain subsidiary guarantors designated as immaterial), whether owned on the closing date of the Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased by us or the credit facility guarantors. The Credit Facility is also secured by a pledge of all of the equity owned by us and the credit facility guarantors (subject to certain gaming law restrictions). The credit agreement governing the Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of the Credit Facility guarantors to incur additional indebtedness, create liens, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

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

On June 6, 2018, we executed an amendment that modified certain covenants in the Credit Facility to allow for considerations related to the acquisition of Tropicana. The borrowing capacity of the Revolving Credit Facility increased from $300.0 million to $500.0 million effective substantially concurrently with the consummation of the Tropicana Acquisition on October 1, 2018 and the maturity date of the Revolving Credit Facility extended to October 1, 2023.

Lumière Loan

We borrowed $246 million from GLPI to fund the purchase price of the real estate underlying Lumière. The Lumière Loan bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until October 1, 2020, and matures on October 1, 2020. The Lumière Loan was secured by a first priority mortgage on the Lumière real property that was released pursuant to its terms on October 1, 2019. In connection with the issuance of the Lumière Loan, we agreed to use our commercially reasonable efforts to transfer one or more of the Grand Victoria Casino, Isle Casino Bettendorf, Isle Casino Hotel Waterloo, Isle of Capri Lula, Lady Luck Casino Vicksburg and Mountaineer Casino, Racetrack and Resort or such other property or properties mutually acceptable to us and GLPI, provided that the aggregate value of such property, individually or collectively, is at least $246 million (the “Replacement Property”), to GLPI with a simultaneous leaseback to us of such Replacement Property. In connection with such Replacement Property sale, (i) we and GLPI will enter into an amendment to the Master Lease to revise the economic terms to include the Replacement Property, (ii) GLPI, or one of its affiliates, will assume the Lumière Loan and Tropicana St. Louis RE’s obligations under the Lumière Loan in consideration of the acquisition of the Replacement Property and our obligations under the Lumière Loan will be deemed to have been satisfied and (iii) in the event the value of the Replacement Property is greater than our outstanding obligations under the Lumière Loan, GLPI will pay us the difference between the value of the Replacement Property and the amount of outstanding obligations under the Lumière Loan. If such Replacement Property transaction is not consummated prior to the maturity date of the Lumière Loan, other than as a result of certain failures to perform by GLPI, then the amounts outstanding will be paid in full and the rent under the Master Lease will automatically increase, subject to certain escalations.

Debt Covenant Compliance

As of December 31, 2019, we were in compliance with all of the covenants under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026, the Credit Facility and the Lumière Loan.

Master Lease

Our Master Lease is accounted for as a financing obligation and totaled $970.5 million as of December 31, 2019. The Master Lease contains certain covenants, including minimum capital improvement expenditures. As of December 31, 2019, we were in compliance with all of the covenants under the Master Lease. See Note 11 to our Consolidated Financial Statements for additional information about our Master Lease and related matters.

Contractual Commitments

The following table summarizes our estimated contractual payment obligations as of December 31, 2019:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in millions)
Contractual cash obligations:
Long-term debt obligations(1)	$2,597.3	$246.2	$0.4	$874.1	$1,476.7
Estimated interest payments on long-term debt(2)	725.5	151.8	269.4	228.2	76.1
Operating leases(3)	651.4	20.0	36.7	33.1	561.6
Purchase and other contractual obligations(4)	146.3	20.6	27.7	9.5	88.5
Minimum purse obligations(5)	5.2	5.2	—	—	—
Contingent earn-out payments(6)	0.4	0.1	0.3	—	—
Financing Obligation to GLPI(7)	3,871.0	89.2	182.1	187.3	3,412.4
Total	$7,997.1	$533.1	$516.6	$1,332.2	$5,615.3
(1)

These amounts are included in our consolidated balance sheets, which are included elsewhere in this report. See Note 11 to our consolidated financial statements for additional information about our debt and related matters.

(2)	Estimated interest payments on long-term debt are based on LIBOR rates and principal amounts outstanding on the Credit Facility at December 31, 2019.
(3)	Our operating lease obligations are described in Note 3 to our consolidated financial statements.
(4)	Includes any construction or other contracts which are not operating or capital leases.
(5)	Pompano is required to pay minimum purses of $7.75 million per race year per the terms of the agreement with the horsemen, which expires on May 21, 2020.
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

The table above excludes certain commitments as of December 31, 2019, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon.

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

Other Liquidity Matters

We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in “Part I, Item 3. Legal Proceedings” and Note 18 to our consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included elsewhere in this report.

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

Accounting for business combinations required our management to make significant estimates and assumptions, including our estimate of the fair value of intangible assets, such as gaming licenses, trade names and loyalty programs. Although we believe the assumptions and estimates made have been reasonable and appropriate, they are inherently uncertain. For our gaming license valuation, our properties’ estimated future cash flows were the primary assumption in the respective intangible valuations. Cash flow estimates included assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits and growth percentages. The growth percentages were developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. The most significant of the assumptions used in the valuations included: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditure assumptions. These assumptions were developed for each of our properties based on historical trends in the current competitive markets in which they operate, and projections of future performance and competition. The primary assumptions with respect to our trade names and loyalty program intangibles were the appropriate royalty rates and cost estimates for replacement cost analyses, respectively.

Casino Revenue and Pari-mutuel Commissions

The Company recognizes net win from gaming activities as casino revenue, which is the difference between gaming wins and losses, not the total amount wagered. Progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of certain cash and free play incentives. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing of simulcast signals from other race tracks and are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made and are recorded on a gross basis. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

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

Complimentaries

The Company offers discretionary coupons and other discretionary complimentaries to customers outside of the loyalty program. The retail value of complimentary food, beverage, hotel rooms and other services provided to customers is recognized as a reduction of revenues for the department which issued the complimentary and revenue for the department redeemed. Complimentaries provided by third parties at the discretion and under the control of the Company is recorded as an expense when incurred.

For information with respect to our adoption of ASU No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606) effective January 1, 2018, see “Note 2, Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements,” in the notes to the consolidated financial statements.

Income Taxes

We and our subsidiaries file US federal income tax returns and various state and local income tax returns. Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities. See Note 13 in the accompanying consolidated financial statements for a discussion of the status and impact of examinations by tax authorities.

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

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management analyzes all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income.

Under the applicable accounting standards, we may recognize the tax benefit from an uncertain tax position only if it is more‑likely‑than‑not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standards also provide guidance on de‑recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions. We have recorded no liability associated with uncertain tax positions at December 31, 2019 and 2018.

Property and Equipment and Other Long‑Lived Assets

Property and equipment are recorded at cost, except for assets acquired in our business combinations which were adjusted for fair value under ASC 805, and are depreciated over their remaining estimated useful life or lease term. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired and additional information is obtained that would possibly change our current estimates.

Property, equipment and other long‑lived assets are assessed for impairment in accordance with ASC 360, Property, Plant, and Equipment. We evaluate our long‑lived assets for impairment issues whenever events or circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is determined by comparing the net carrying value to the sum of the estimated future net undiscounted cash flows expected to be generated by these assets. The amount of impairment loss, if any, is measured by the difference between the net carrying value and the estimated fair value of the asset which is typically measured using a discounted cash flow model (Level 3 of the fair value hierarchy). For assets to be disposed of, impairment is recognized based on the lower of carrying value or fair value less costs of disposal, as estimated based on comparable asset sales, offers received or a discounted cash flow model. As a result of the agreement to sell Nemacolin, an impairment charge of $3.8 million for the year ended December 31, 2018 was recorded to property and equipment due to the carrying value of net property and equipment being sold exceeding net sales proceeds. Based on the results of our periodic reviews we have not recorded any long-lived assets impairment charges during the years ended December 31, 2019 and 2017.

For undeveloped properties, including non‑operating real properties, when indicators of impairment are present, properties are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. The fair value measurements employed for our impairment evaluations, which are subject to the assumptions and factors as previously discussed, were generally based on a review of comparable activities in the marketplace, which fall within Level 3 of the fair value hierarchy. As a result of the sale of certain non-operating real property located in Pennsylvania, we recognized an impairment charge of $1.0 million during the year ended December 31, 2019.

Goodwill and Other Indefinite‑lived Intangible Assets

Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Intangible assets acquired in business combinations are recorded based upon their fair value at the date of acquisition. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We utilize the option to perform a step zero analysis for each of our reporting units and if we conclude it was more likely than not that the fair values of certain reporting units are less than their carrying values, then we utilize the two-step quantitative analysis for such reporting units. As a result of our annual impairment tests, none of our reporting units incurred any goodwill impairment charges in 2019 and 2018. For our 2017 annual impairment tests, we concluded it was more likely than not that the fair values of certain reporting units were less than their carrying values and as a result of the two-step quantitative analysis performed in 2017, we recorded impairment charges of $34.9 million and $3.1 million related to goodwill and trade names, respectively. In conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018, an impairment charge totaling $9.8 million to goodwill was recorded.

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

Assessing goodwill and indefinite‑lived intangible assets for impairment is a process that requires significant judgment and involves detailed qualitative and quantitative business‑specific analysis and many individual assumptions which fluctuate between assessments. Our properties’ estimated future cash flows are a primary assumption in the respective impairment analyses. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge, which could be material. Cash flow estimates include assumptions regarding factors such as recent and budgeted operating performance, net win per unit (revenue), patron visits, growth percentages which are developed considering general macroeconomic conditions as well as competitive impacts from current and anticipated competition through a review of customer market data, operating margins, and current regulatory, social and economic climates. These estimates could also be negatively impacted by changes in federal, state, or local regulations, economic downturns or developments and other market conditions affecting travel and access to the properties. The most significant of the assumptions used in our valuations include: (1) revenue growth/decline percentages; (2) discount rates; (3) effective income tax rates; (4) future terminal values and (5) capital expenditure assumptions. These assumptions were developed for each property based on historical trends, the current competitive markets in which they operate, and projections of future performance and competition.

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

Player Loyalty Programs

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

As of December 31, 2019, our variable‑rate long‑term borrowings totaled $498.8 million under the Term Loan. No amounts were outstanding under the Revolving Credit Facility. Variable‑rate borrowings under the Term Loan and the Revolving Credit Facility represented approximately 19% of our long‑term debt as of December 31, 2019, declining from 36% as of December 31, 2018. During the year ended December 31, 2019, the weighted average interest rates on our variable and fixed rate debt were 4.0% and 6.5%, respectively.

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

The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. The Company does not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the year ended December 31, 2019.

The following table provides information as of December 31, 2019 about our debt obligations, including debt that is sensitive to changes in interest rates, and presents principal payments and related weighted-average interest rates by expected maturity dates. Implied forward rates should not be considered a predictor of actual future interest rates.

The scheduled maturities of our long-term debt outstanding for the years ending December 31 are as follows:

	(in thousands)
Fixed Rate Debt	2020	2021	2022	2023	2024	Thereafter	Total
6% Senior Notes due 2025	$—	$—	$—	$—	$—	$875,000	$875,000
6% Senior Notes due 2026	—	—	—	—	—	600,000	600,000
7% Senior Notes due 2023	—	—	—	375,000	—	—	375,000
Lumière Note	246,000	—	—	—	—	—	246,000
Fixed Interest Rate	6.48%	6.20%	6.20%	6.13%	6.00%	6.00%	6.19%

Variable Rate Debt
Term Loan (1)	$—	$—	$—	$—	$498,750	$—	$498,750
Revolving Credit Facility	—	—	—	—	—	—	—
Average Interest Rate	4.00%	4.00%	4.00%	4.00%	4.00%	—%	4.00%

(1)

Based upon the weighted average interest rate of borrowings outstanding under our Credit Facility as of December 31, 2019. Borrowings under the Credit Facility bear interest at a rate per annum of, at our option, either LIBOR or base rate plus an applicable spread.

As of December 31, 2019, borrowings outstanding under our Term Loan were variable-rate borrowings. Assuming a 100 basis-point increase in LIBOR (in the case of the term loan, over the 1% floor specified in our credit agreement), our annual interest cost would change by $5.0 million based on gross amounts outstanding at December 31, 2019.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and notes to consolidated financial statements, including the report of Ernst & Young LLP thereon, are included at pages 87 through 148 of this Annual Report on Form 10‑K.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined under the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K Annual Report and as required by Rules 13a-15(b) and 15d-15(b) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-K Annual Report are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated and assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K Annual Report based upon the framework set forth in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation and assessment, management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2019, as stated in its report which follows below.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Eldorado Resorts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Eldorado Resorts, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eldorado Resorts, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (a)(ii) of the Company and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

February 27, 2020

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than April 29, 2020, pursuant to Regulation 14A under the Securities Act.

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

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 29, 2020, pursuant to Regulation 14A under the Securities Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 29, 2020, pursuant to Regulation 14A under the Securities Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 29, 2020, pursuant to Regulation 14A under the Securities Act.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 29, 2020, pursuant to Regulation 14A under the Securities Act.

PART IV

Item 15.	Financial Statement Schedules.

(a)(i) Financial Statements
Included in Part II of this Annual Report on Form 10‑K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(a)(ii) Financial Statement Schedule
Years Ended December 31, 2019, 2018 and 2017
Valuation and Qualifying Accounts
(a)(iii) Exhibits

EXHIBIT NO.	ITEM TITLE

2.1⁺

Agreement and Plan of Merger, dated as of June 24, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2019).

2.2⁺

Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 16, 2019).

2.3⁺

Equity Purchase Agreement, dated as of June 17, 2019, by and among Isle of Capri Casinos LLC, MTR Gaming Group, Inc., Century Casinos, Inc., VICI Properties L.P. and, solely for purposes of Section 9.17, Eldorado Resorts, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2019).

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

4.17	Description of Capital Stock (filed herewith).

10.1

Commitment Letter, dated as of June 24, 2019, from JPMorgan Chase Bank, N.A., Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC, Macquarie Capital Funding LLC and Macquarie Capital (USA) Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2019).

10.2

Voting Agreement, dated as of June 24, 2019, by and among Eldorado Resorts, Inc. and the Stockholders of Caesars Entertainment Corporation named therein (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2019).

10.3

Master Transaction Agreement, dated as of June 24, 2019, by and among VICI Properties L.P. and Eldorado Resorts, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2019).

10.4*	Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on April 3, 2015 (File No. 333-203227)).

10.5*	Eldorado Resorts, Inc. Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to our Current Report on Form S-8 POS filed on June 26, 2019 (File No. 333-232336)).

10.6*	Executive Employment Agreement, dated as of February 1, 2019, by and between Eldorado Resorts, Inc. and Bret Yunker (incorporated by reference to our Current Report Form 8-K filed on February 5, 2019.

10.7*

Amended and Restated Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Gary Carano (incorporated by reference to our Current Report on Form 8-K filed on January 22, 2018).

10.8*

Amendment No. 1 to Amended and Restated Employment Agreement, dated September 28, 2018, by and between Gary Carano and Eldorado Resorts, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

10.9*

Amended and Restated Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Thomas Reeg (incorporated by reference to our Current Report on Form 8-K filed on January 22, 2018).

10.10*

Amendment No. 1 to Amended and Restated Employment Agreement, dated September 28, 2018, by and between Thomas Reeg and Eldorado Resorts, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

10.11*

Amended and Restated Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Anthony Carano (incorporated by reference to our Current Report on Form 8-K filed on January 22, 2018).

10.12*

Amendment No. 1 to Amended and Restated Employment Agreement, dated September 28, 2018, by and between Anthony Carano and Eldorado Resorts, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

10.13*

Amended and Restated Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Edmund L. Quatmann, Jr. (incorporated by reference to the Annual Report on Form 10-K filed on February 27, 2018).

10.14⁺

Real Estate Purchase Agreement, dated as of June 17, 2019, by and among Isle of Capri Casinos LLC, MTR Gaming Group, Inc. and VICI Properties L.P. (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2019).

10.15⁺

Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s New Orleans; New Orleans, Louisiana) (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2019).

10.16⁺

Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s Resort Atlantic City and Harrah’s Atlantic City Waterfront Conference Center; Atlantic City, New Jersey) (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2019).

10.17⁺

Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s Laughlin Hotel and Casino; Laughlin, Nevada) (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2019).

10.18⁺

First Amendment to Purchase and Sale Agreement dated as of February 20, 2020 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s Laughlin Hotel and Casino; Laughlin, Nevada) (filed herewith).

10.19*	2010 Long‑Term Incentive Plan (incorporated by reference to the Quarterly Report of MTR Gaming Group, Inc. on Form 10‑Q filed on August 9, 2010).

10.20*	Form of Nonqualified Stock Option Award Agreement (2010 Long‑Term Incentive Plan) (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8‑K filed on February 3, 2011).

10.21*	Form of Director Non-Deferred Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (filed herewith).

10.22*	Form of Restricted Stock Unit Time-Based Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (filed herewith).

10.23*

Form of Director Deferred Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed by Eldorado Resorts, Inc. on July 14, 2015 (File No. 333-205654)).

10.24*	Form of Performance Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10‑K filed on March 1, 2019).

10.25

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

10.27	Lease between C, S & Y Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

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

10.30

Amendment, dated as of January 31, 1985, to lease between C. S. & Y. Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

10.31

Amendment, dated as of December 24, 1987, to lease between C. S. & Y. Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

10.32

Reimbursement and Indemnification Agreement and Lease Amendment, entered into as of March 24, 1994, by and between Eldorado Hotel Associates Limited Partnership, and CS&Y Associates (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

10.33

Fourth Amendment, dated as of June 1, 2011, by and between Eldorado Resorts LLC and CS&Y Associates, to Reimbursement and Indemnification Agreement and Lease Amendment, entered into as of March 24, 1994, by and between Eldorado Hotel Associates Limited Partnership, and CS&Y Associates (incorporated by reference to our Annual Report on Form 10‑K filed on March 16, 2015).

10.34

Credit Agreement, dated as of April 17, 2017, by and among Isle of Capri Casinos LLC (f/k/a Eagle II Acquisition Company LLC), the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2017).

10.35

Borrower Joinder and Assumption Agreement, dated as of May 1, 2017, by and among Eldorado Resorts, Inc., Isle of Capri Casinos LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2017).

10.36	Guaranty Agreement, dated as of May 1, 2017, by and among the guarantors party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2017).

10.37

Amendment Agreement, dated as of August 15, 2017, by and between the Eldorado Resorts, Inc. and JPMorgan Chase, N.A. as Administrative Agent in connection with the Credit Agreement, dated as of April 17, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2017).

10.38

Amendment Agreement No. 2, dated June 6, 2018, by and between Eldorado Resorts, Inc. and JPMorgan Chase N.A., as administrative agent in connection with the Credit Agreement dated as of April 17, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2018).

10.39

Amendment Agreement No. 3, dated October 1, 2018, by and between Eldorado Resorts, Inc. and JPMorgan Chase N.A., as administrative agent in connection with the Credit Agreement dated as of April 17, 2017 (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

10.40	Loan Agreement, dated as of October 1, 2018, by and among Eldorado Resorts and GLP Capital, L.P. (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

10.41	Master Lease, dated as of October 1, 2018, by and among Eldorado Resorts, Inc. and GLP Capital L.P. (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2018).

10.42

Registration Rights Agreement, dated as of May 1, 2017, by and among Eldorado Resorts, Inc., Recreational Enterprises, Inc., GFIL Holdings, LLC and certain of its affiliates (incorporated by reference to our Current Report on Form 8-K filed on May 1, 2017).

10.43*

Isle of Capri Casinos, Inc. Second Amended and Restated 2009 Long-Term Stock Incentive Plan (incorporated by reference to Isle of Capri Casinos, Inc.’s Current Report on Form 8-K filed on October 9, 2015).

10.44*	Isle of Capri Casino, Inc. Form of Non-Qualified Stock Option Agreement (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 17, 2015).

10.45*	Isle of Capri Casino, Inc. Form of Performance Stock Unit Agreement (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 17, 2015).

10.46*	Isle of Capri Casino, Inc. Form of Restricted Stock Unit Agreement (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 17, 2015).

10.47

Amended and Restated Lease, dated as of April 19, 1999, among Port Resources, Inc. and CRU, Inc., as landlords and St. Charles Gaming Company, Inc., as tenant (St. Charles) (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 2, 1999).

10.48

Lease of property in Coahoma, Mississippi, dated as of November 16, 1993, by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Form S-4/A filed on June 19, 2002).

10.49

Addendum to Lease, dated as of June 22, 1994, by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 28, 2000).

10.50

Second addendum to Lease, dated as of October 17, 1995, by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 28, 2000).

10.51

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

10.55

Amended and Restated Lease Agreement, dated as of August 21, 1995, by and between the Port Authority of Kansas City, Missouri and Tenant (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 25, 2009).

10.56

First Amendment to Amended and Restated Lease Agreement, dated as of October 31, 1995, by and between the Port Authority of Kansas City, Missouri and Tenant (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 25, 2009).

10.57

Second Amendment to Amended and Restated Lease Agreement, dated as of June 10, 1996, by and between the Port Authority of Kansas City, Missouri and Tenant (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 25, 2009).

10.58

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

10.61

Second Addendum to the Lease and Agreement-Spring 1995, dated as of March 21, 2003, by and between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.62

Third Addendum to the Lease and Agreement-Spring 1995, dated as of April 22, 2003, by and between Andrianakos Limited Liability Company and Isle of Capri Black Hawk, L.L.C. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

10.63

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

10.66

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

10.68

Third Amendment to Operator's Contract, dated as of October 30, 2007, by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.69

Fourth Amendment to Operator's Contract, dated as of March 11, 2015, by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 17, 2015).

10.70

Amended and Restated Net Lease Agreement by and between Park Cattle Co. and Desert Palace, Inc. dated January 1, 2000 (incorporated by reference to the Tropicana Entertainment, Inc.’s Current Report on Form 8-K dated March 11, 2010).

10.71

Amendment and Reservation of Rights Regarding MontBleu dated April 2, 2008 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC (incorporated by reference to Tropicana Entertainment Inc.’s  Current Report on Form 8-K dated March 11, 2010).

10.72

MontBleu Lease Amendment No. 2 by and between Park Cattle Co. and Columbia Properties Tahoe, LLC, dated June 12, 2009 (incorporated by reference to Tropicana Entertainment Inc.’s  Current Report on Form 8-K dated March 11, 2010).

10.73

MontBleu Lease Amendment No. 3 by and between the Edgewood Companies and Columbia Properties Tahoe, LLC, made effective May 10, 2010 (incorporated by reference to Tropicana Entertainment Inc.’s  Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.74

MontBleu Lease Amendment No. 4 by and between the Edgewood Companies, a Nevada corporation formerly known as Park Cattle Co., and Columbia Properties Tahoe, LLC, made effective October 1, 2014 (incorporated by reference to Tropicana Entertainment Inc.’s  Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.75

MontBleu Lease Amendment No. 5 by and between the Edgewood Companies, a Nevada corporation formerly known as Park Cattle Co., and Columbia Properties Tahoe, LLC, made effective January 1, 2020 (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a‑14a and Rule 15d‑14(a) (filed herewith).

31.2	Certification of Bret Yunker pursuant to Rule 13a‑14a and Rule 15d‑14(a) (filed herewith).

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350 (filed herewith).

99.1	Description of Governmental Regulations and Licensing (filed herewith).

101.1	Inline XBRL Instance Document

101.2	Inline XBRL Taxonomy Extension Schema Document

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

⁺

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
Dated: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Reeg Thomas R. Reeg	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2020

/s/ Bret yunker Bret Yunker	Chief Financial Officer (Principal Financial Officer)	February 27, 2020

/s/ Stephanie D. Lepori Stephanie D. Lepori	Chief Administrative and Accounting Officer (Principal Accounting Officer)	February 27, 2020

/s/ Gary L. Carano Gary L. Carano	Executive Chairman of the Board of Directors	February 27, 2020

/s/ Bonnie biumi Bonnie Biumi	Director	February 27, 2020

/s/ Frank J. Fahrenkopf Jr. Frank J. Fahrenkopf Jr.	Director	February 27, 2020

/s/ James B. Hawkins James B. Hawkins	Director	February 27, 2020

/s/ Gregory J. Kozicz Gregory J. Kozicz	Director	February 27, 2020

/s/ Michael E. Pegram Michael E. Pegram	Director	February 27, 2020

/s/ David P. Tomick David P. Tomick	Director	February 27, 2020

/s/ Roger P. Wagner Roger P. Wagner	Director	February 27, 2020

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

ELDORADO RESORTS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Eldorado Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eldorado Resorts, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (a)(ii) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the recognition and measurement of leases in the year ended December 31, 2019, due to the adoption of ASU No. 2016-02, ASC 842 Leases and related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter

Valuation of Goodwill and Other Indefinite Lived intangibles

At December 31, 2019, the Company’s goodwill and intangible assets were $910 million and $1.1 billion, respectively. The Company assigns goodwill at the acquisition date to either a new reporting unit or to an existing reporting unit. As discussed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually and on an interim basis when indicators are present. The test can be qualitative in nature through consideration of economic factors at the macro and micro level or can be quantitative through a calculated analysis if determined by management to have significant judgement or sensitivity for which a qualitative analysis is not sufficient. Management did not identify any impairment indicators during the year and therefore performed an annual analysis as required.  A quantitative test was not deemed necessary based on the qualitative analysis performed for all reporting units and indefinite-lived intangible assets.

Auditing the Company’s analysis for impairment of goodwill and indefinite-lived intangible assets is especially challenging because the analysis involves the assessment of qualitative factors including current market trends in casino revenues and the Company’s relative market share, and measures of financial performance, primarily Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) by reporting unit.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite-lived intangible assets impairment review process, including controls over management’s review of the qualitative factors described above, and the completeness and accuracy of the data used in the analysis.

To test the impairment analysis of the Company’s reporting units and indefinite-lived intangible assets, we performed audit procedures that included, among others, assessing the methodology and factors considered within the analysis and testing the qualitative factors discussed above and the underlying data used by the Company in its analysis. We compared the qualitative factors used by management to current industry and economic trends, historical Company results, changes to the Company’s business model, customer base or product mix and other relevant factors including contrary evidence. We assessed the historical accuracy of management’s estimates and evaluated management’s sensitivity analyses of the subjective assumptions to evaluate the changes in the analysis that would result from changes in these assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Las Vegas, Nevada

February 27, 2020

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$206,317	$230,752
Restricted cash and investments	3,507	24,892
Marketable securities	34,634	16,957
Accounts receivable, net	53,899	60,169
Due from affiliates	3,806	327
Inventories	18,379	20,595
Income taxes receivable	—	15,731
Prepaid expenses	30,966	48,002
Assets held for sale	253,135	155,771
Total current assets	604,643	573,196
Investments in and advances to unconsolidated affiliates	135,828	1,892
Property and equipment, net	2,614,524	2,882,606
Gaming licenses and other intangibles, net	1,111,398	1,362,006
Goodwill	909,717	1,008,316
Right-of-use assets	188,219	—
Other assets, net	76,224	83,446
Total assets	$5,640,553	$5,911,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$246,175	$462
Accounts payable	61,951	58,524
Accrued property, gaming and other taxes	43,050	51,931
Accrued payroll and related	62,337	87,332
Accrued interest	36,480	42,780
Income taxes payable	23,898	47,475
Short-term lease obligation	19,991	—
Accrued other liabilities	157,079	102,982
Liabilities related to assets held for sale	37,485	10,691
Total current liabilities	688,446	402,177
Long-term financing obligation to GLPI	970,519	959,835
Long-term debt, less current portion	2,324,541	3,261,273
Deferred income taxes	197,266	200,010
Long-term lease obligation	176,932	—
Other long-term liabilities	165,592	59,014
Total liabilities	4,523,296	4,882,309
Commitments and contingencies (Note 18)
STOCKHOLDERS' EQUITY:
Common stock, 200,000,000 shares authorized, 77,569,117 and 77,215,066 issued and outstanding, net of treasury shares, par value $0.00001 as of December 31, 2019 and December 31, 2018, respectively	1	1
Paid-in capital	759,547	748,076
Retained earnings	366,463	290,206
Treasury stock at cost, 223,823 shares held at December 31, 2019 and 2018	(9,131)	(9,131)
Accumulated other comprehensive income	377	1
Total stockholders’ equity	1,117,257	1,029,153
Total liabilities and stockholders’ equity	$5,640,553	$5,911,462

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
REVENUES:
Casino and pari-mutuel commissions	$1,808,186	$1,553,378	$1,099,027
Food and beverage	301,417	247,339	198,246
Hotel	299,908	183,804	133,338
Other	118,738	71,486	50,187
Net revenues	2,528,249	2,056,007	1,480,798
EXPENSES:
Casino and pari-mutuel commissions	802,327	749,289	561,089
Food and beverage	238,661	202,618	169,848
Hotel	99,223	65,009	50,575
Other	45,938	38,676	32,156
Marketing and promotions	129,373	106,161	83,174
General and administrative	476,751	349,598	241,037
Corporate	65,996	46,632	30,739
Impairment charges	958	13,602	38,016
Depreciation and amortization	221,525	157,429	105,891
Total operating expenses	2,080,752	1,729,014	1,312,525
Gain (loss) on sale of businesses and disposal of property and equipment	49,575	(835)	(319)
Proceeds from terminated sales	—	5,000	20,000
Transaction expenses	(84,658)	(20,842)	(92,777)
Loss from unconsolidated affiliates	(2,441)	(213)	(367)
Operating income	409,973	310,103	94,810
OTHER EXPENSE:
Interest expense, net	(286,248)	(171,732)	(99,769)
Loss on early retirement of debt, net	(7,512)	(162)	(38,430)
Unrealized gain (loss) on restricted investment	8,765	(2,587)	—
Total other expense	(284,995)	(174,481)	(138,199)
Net income (loss) before income taxes	124,978	135,622	(43,389)
(Provision) benefit for income taxes	(43,977)	(40,387)	116,769
Net income	$81,001	$95,235	$73,380
Net income per share of common stock:
Basic	$1.04	$1.23	$1.09
Diluted	$1.03	$1.22	$1.08
Weighted average basic shares outstanding	77,677,265	77,458,902	67,133,531
Weighted average diluted shares outstanding	78,593,819	78,282,101	68,102,814

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$81,001	$95,235	$73,380
Other comprehensive income (loss), net of tax:
Defined benefit pension plan—amortization of net income (loss), net of tax of $116, $(1) and $36, respectively	376	(78)	67
Other comprehensive income (loss)	376	(78)	67
Comprehensive income, net of tax	$81,377	$95,157	$73,447

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shares	Amount	Total
Balance, December 31, 2016	47,105,744	$—	$173,879	$122,078	$12	—	$—	$295,969
Isle common stock exchanged at merger	28,468,182	—	574,811	—	—	—	—	574,811
Issuance of restricted stock units	1,070,552	—	6,322	—	—	—	—	6,322
Other	—		—	(487)	—	—	—	(487)
Net income	—	—	—	73,380	—	—	—	73,380
Other comprehensive income	—	—	—	—	67	—	—	67
Exercise of stock options	1,185,745	—	2,900	—	—	—	—	2,900
Shares withheld related to net share settlement of stock awards	(1,004,257)	—	(11,365)	—	—	—	—	(11,365)
Balance, December 31, 2017	76,825,966	$—	$746,547	$194,971	$79	—	$—	$941,597
Issuance of restricted stock units	848,737	1	13,083	—	—	—	—	13,084
Purchase of treasury shares	—	—	—	—	—	223,823	(9,131)	(9,131)
Net income	—	—	—	95,235	—	—	—	95,235
Other comprehensive loss	—	—	—	—	(78)	—	—	(78)
Exercise of stock options	67,336	—	154	—	—	—	—	154
Shares withheld related to net share settlement of stock awards	(303,150)	—	(11,708)	—	—	—	—	(11,708)
Balance, December 31, 2018	77,438,889	$1	$748,076	$290,206	$1	223,823	$(9,131)	$1,029,153
Cumulative change in accounting principle, net of tax	—	—	—	(4,744)	—	—	—	(4,744)
Issuance of restricted stock units	540,753	—	19,719	—	—	—	—	19,719
Net income	—	—	—	81,001	—	—	—	81,001
Other comprehensive income	—	—	—	—	376	—	—	376
Shares withheld related to net share settlement of stock awards	(186,702)	—	(8,248)	—	—	—	—	(8,248)
Balance, December 31, 2019	77,792,940	$1	$759,547	$366,463	$377	223,823	$(9,131)	$1,117,257

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,001	$95,235	$73,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,525	157,429	105,891
Amortization of deferred financing costs, discount and debt premium	18,267	8,175	6,289
Deferred revenue	(7,140)	—	—
Equity in loss of unconsolidated affiliates	2,441	213	367
Loss on early retirement of debt	7,512	162	38,430
Lease amortization	3,096	675	—
Unrealized (gain) loss on restricted investment	(8,765)	2,587	—
Stock compensation expense	19,719	13,084	6,322
Loss (gain) on sale of businesses and disposal of property and equipment	(49,575)	835	319
Impairment charges	958	13,602	38,016
(Benefit) provision for deferred income taxes	(1,649)	33,865	(112,561)
Other	1,962	1,483	567
Change in operating assets and liabilities:
Accounts receivable	4,586	6,104	(19,110)
Prepaid expenses and other assets	9,531	56	(423)
Income taxes (receivable) payable	(21,847)	6,945	(470)
Accounts payable and accrued other liabilities	30,904	(17,170)	(7,131)
Net cash provided by operating activities	312,526	323,280	129,886
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(170,766)	(147,415)	(83,161)
Purchase of restricted investments	—	(8,008)	—
Proceeds from sale of businesses, property and equipment, net of cash sold	536,133	1,002	135
Proceeds from sale of investments	4,944	—	—
Net cash used in business combinations	—	(1,113,227)	(1,313,051)
Investments in and loans to unconsolidated affiliates	(771)	(581)	(604)
Net cash provided by (used in) investing activities	369,540	(1,268,229)	(1,396,681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	846,000	2,325,000
Borrowings under Revolving Credit Facility	33,000	315,358	207,953
Payments under long-term debt	—	—	(911,875)
Payments under Revolving Credit Facility	(278,000)	(70,358)	(236,953)
Payments on Term Loan	(458,000)	—	—
Debt premium proceeds	—	—	27,500
Debt issuance costs	(456)	(25,758)	(51,526)
Taxes paid related to net share settlement of equity awards	(8,247)	(11,708)	(11,365)
Proceeds from exercise of stock options	—	154	2,900
Purchase of treasury stock	—	(9,131)	—
Payments on other long-term payables	(476)	(666)	(533)
Net cash (used in) provided by financing activities	(712,179)	1,043,891	1,351,101

(Decrease) increase in cash, cash equivalents and restricted cash	(30,113)	98,942	84,306
Cash, cash equivalents and restricted cash, beginning of period	246,691	147,749	63,443
Cash, cash equivalents and restricted cash, end of period	$216,578	$246,691	$147,749

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$206,317	$230,752	$134,596
Restricted cash	3,507	8,884	3,267
Restricted cash included in other noncurrent assets	6,754	7,055	9,886
Total cash, cash equivalents and restricted cash	$216,578	$246,691	$147,749

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$277,250	$166,007	$84,604
Income taxes (refunded) paid	51,131	(4,134)	246
NON-CASH FINANCING ACTIVITIES:
Payables for capital expenditures	10,676	11,694	9,079

The accompanying notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Note 1. Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Eldorado Resorts, Inc. (“ERI” or the “Company”), a Nevada corporation formed in September 2013, and its consolidated subsidiaries.

The Company is a geographically diversified gaming and hospitality company with 23 gaming facilities in 11 states as of December 31, 2019. The Company’s properties, which are located in Ohio, Louisiana, Nevada, New Jersey, Colorado, Florida, Iowa, Mississippi, Illinois, Indiana and Missouri, feature approximately 23,900 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 660 table games and approximately 11,300 hotel rooms. The Company’s primary source of revenue is generated by gaming operations, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.

The Company was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. In 1993, the Company partnered with MGM Resorts International to build Silver Legacy Resort Casino, the first mega-themed resort in Reno. In 2005, the Company acquired its first property outside of Reno when it purchased a casino in Shreveport, Louisiana, now known as Eldorado Shreveport. In September 2014, the Company merged with MTR Gaming Group, Inc. and acquired its three gaming and racing facilities in Ohio, Pennsylvania and West Virginia. The following year, in November 2015, the Company acquired Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International. On May 1, 2017 (the “Isle Acquisition Date”), the Company completed its acquisition of Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”), adding 13 gaming properties to its portfolio (the “Isle Acquisition”). On August 7, 2018, the Company acquired the Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino (“Elgin”) (“Elgin Acquisition”). On October 1, 2018, the Company completed its acquisition of Tropicana Entertainment, Inc. (“Tropicana”), adding seven properties to its portfolio (the “Tropicana Acquisition”).

On January 11, 2019 and March 8, 2019, respectively, we completed our sales of Presque Isle Downs & Casino (“Presque”) and Lady Luck Casino Nemacolin (“Nemacolin”), which are both located in Pennsylvania. On December 6, 2019 we completed our sales of Mountaineer Casino, Racetrack and Resort (“Mountaineer”), Isle Casino Cape Girardeau (“Cape Girardeau”) and Lady Luck Casino Caruthersville (“Caruthersville”). Mountaineer is located in West Virginia and Cape Girardeau and Caruthersville are located in Missouri.

On June 24, 2019, we entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”) with Caesars Entertainment Corporation (“Caesars”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into Caesars, with Caesars surviving as a wholly-owned subsidiary of the Company (“the Merger”). In connection with the execution of the Merger Agreement, the Company also entered into a Master Transaction Agreement (the “MTA”) with VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to which, among other things, the Company has agreed to consummate one or more sale and leaseback transactions with VICI and/or its affiliates with respect to certain property described in the MTA. Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including anti-trust and regulatory approvals. The Company expects that the Merger will be consummated in the first half of 2020.

On July 10, 2019, we entered into a definitive agreement to sell the equity interests of Rainbow Casino Vicksburg Partnership, L.P. and IOC-Kansas City, L.L.C., the entities that hold Lady Luck Casino Vicksburg and Isle of Capri Casino Kansas City, to Twin River Worldwide Holdings, Inc. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. The transaction is expected to be consummated in the first half of 2020. (See Note 6).

On January 13, 2020, we entered into a definitive agreement to sell Eldorado Resort Casino Shreveport. The definitive agreement provides that the consummation of the sale is subject to receipt of required regulatory approvals, the prior or concurrent closing of the Merger and other customary conditions. The transaction is expected to be consummated in 2020. (See Note 22).

The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of December 31, 2019:

Segment	Property	Date Acquired	State
West	Eldorado Resort Casino Reno ("Eldorado Reno")	(a)	Nevada
	Silver Legacy Resort Casino ("Silver Legacy")	(a)	Nevada
	Circus Reno ("Circus Reno")	(a)	Nevada
	MontBleu Casino Resort & Spa ("MontBleu")	October 1, 2018	Nevada
	Tropicana Laughlin Hotel & Casino ("Laughlin")	October 1, 2018	Nevada
	Isle Casino Hotel - Blackhawk ("Isle Black Hawk")	May 1, 2017	Colorado
	Lady Luck Casino - Black Hawk ("Lady Luck Black Hawk")	May 1, 2017	Colorado

Midwest (b)	Isle Casino Waterloo ("Waterloo")	May 1, 2017	Iowa
	Isle Casino Bettendorf ("Bettendorf")	May 1, 2017	Iowa
	Isle of Capri Casino Boonville ("Boonville")	May 1, 2017	Missouri
	Isle of Capri Casino Kansas City ("Kansas City")	May 1, 2017 (c)	Missouri

South	Isle Casino Racing Pompano Park ("Pompano")	May 1, 2017	Florida
	Eldorado Resort Casino Shreveport ("Eldorado Shreveport")	(a) (c)	Louisiana
	Isle of Capri Casino Hotel Lake Charles ("Lake Charles")	May 1, 2017	Louisiana
	Belle of Baton Rouge Casino & Hotel ("Baton Rouge")	October 1, 2018	Louisiana
	Isle of Capri Casino Lula ("Lula")	May 1, 2017	Mississippi
	Lady Luck Casino Vicksburg ("Vicksburg")	May 1, 2017 (c)	Mississippi
	Trop Casino Greenville ("Greenville")	October 1, 2018	Mississippi

East (b)	Eldorado Gaming Scioto Downs ("Scioto Downs")	(a)	Ohio
	Tropicana Casino and Resort, Atlantic City ("Trop AC")	October 1, 2018	New Jersey

Central	Grand Victoria Casino ("Elgin")	August 7, 2018	Illinois
	Lumière Place Casino ("Lumière")	October 1, 2018	Missouri
	Tropicana Evansville ("Evansville")	October 1, 2018	Indiana

(a)	Property was aggregated into segment prior to January 1, 2016.
(b)

Presque was sold on January 11, 2019, Nemacolin was sold on March 8, 2019 and Mountaineer was sold on December 6, 2019. All three properties were previously reported in the East segment. Cape Girardeau and Caruthersville were sold on December 6, 2019. Both properties were previously reported in the Midwest segment.

(c)

We have entered into agreements to sell Kansas City, Vicksburg and Eldorado Shreveport. The Kansas City and Vicksburg sales are expected to close in the first half of 2020. The Eldorado Shreveport sale is expected to close in 2020.

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

Cash and Cash Equivalents.  Cash equivalents include investments in money market funds that can be redeemed immediately at the current net asset value per share. A money market fund is a mutual fund whose investments are primarily in short‑term debt securities designed to maximize current income with liquidity and capital preservation, usually maintaining per share net asset value at a constant amount, such as one dollar. Cash and cash equivalents also include cash maintained for gaming operations. The carrying amounts approximate the fair value because of the short maturity of those instruments (Level 1).

Restricted Cash and Investments.  Restricted cash includes cash and certificates of deposit and restricted investments consist primarily of trading securities held by the Company’s captive insurance subsidiary. The trading securities are primarily debt and equity securities that are purchased with the intention to resell in the near term. The trading securities are carried at fair value with changes in fair value recognized in current period income.  Additionally, balances are reserved for unredeemed winning tickets from the Company’s racing operations, funds related to horsemen’s fines and certain simulcasting funds that are restricted to payments for improving horsemen’s facilities and racing purses, cash deposits that serve as collateral for letters of credit, surety bonds and certificates of deposit that serve as collateral for certain bonding requirements, and serve as security for certain insurance coverage and land leases.

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

Marketable Securities. Marketable securities consist of trading securities which are primarily debt and equity securities that are carried at fair value with changes in fair value recognized in current period income.

CRDA Investments. The New Jersey Casino Reinvestment Development Authority (“CRDA”) cash deposits made by Trop AC are carried at fair value. The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less any adjustments for other than temporary impairments.

Accounts Receivable and Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit to approved casino customers following background checks and assessments of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non‑interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2019 and 2018, no significant concentrations of credit risk related to receivables existed.

Inventories.  Inventories are stated at the lower of average cost, using a first‑in, first‑out basis, or net realizable value. Inventories consist primarily of food and beverage, retail merchandise and operating supplies.

Corporate Expense. Corporate expense represents unallocated payroll, travel costs, professional fees and various other expenses not directly related to the Company’s casino operations. In addition, corporate expense includes costs associated with the Company’s evaluation and pursuit of new business opportunities which are expensed as incurred.

Preopening and Start-up Expenses. Preopening and start-up costs, including organizational costs, are expensed as incurred. Costs classified as preopening and start-up expenses include payroll, outside services, advertising, and other expenses related to new or start-up operations. Expenses are reported in operating expenses on the Consolidated Statements of Income.

Property and Equipment.  Property and equipment are stated at cost, except for assets acquired in our business combinations which were adjusted for fair value under ASC 805. Depreciation is computed using the straight‑line method over the estimated useful life of the asset as noted in the table below, or the term of the lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in operating income.

Buildings and improvements	10 to 40 years
Land improvements	10 to 20 years
Furniture, fixtures and equipment	3 to 20 years
Riverboats	5 to 25 years

The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as held for sale or to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge is recorded. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses. For the year ended December 31, 2018, an impairment charge of $3.8 million was recorded related to the property and equipment held for sale at Nemacolin; no impairment was recorded related to property and equipment held and used for the years ended December 31, 2019 and 2017.

Investments in and Advances to Unconsolidated Affiliates. The Company’s investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method and are included in other assets, net. The Company does have variable interests in variable interest entities; however, is not the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. Estimated fair value is determined using a discounted cash flow analysis based on estimated future results of the investee. There were no impairments of the Company’s equity method investments for the years ended 2019, 2018 or 2017.

Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests as of October 1 of each fiscal year. As a result of the annual impairment review for goodwill and indefinite-lived intangible assets, no impairments were indicated for the years ended 2019 or 2018; however, in conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018, an impairment charge totaling $9.8 million to goodwill was recorded. The Company recorded impairment charges of $34.9 million and $3.1 million related to goodwill and trade names, respectively, for the year ended 2017.

Indefinite‑lived intangible assets consist primarily of expenditures associated with obtaining racing and gaming licenses. Indefinite‑lived intangible assets are not subject to amortization but are subject to an annual impairment test. If the carrying amount of an indefinite‑lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess amount.

Finite-lived intangible assets consist of trade names and player loyalty programs acquired in business combinations. Amortization is recorded using the straight-line method over the estimated useful life of the asset. The Company evaluates for impairment whenever indicators of impairment exist. When indicators are noted, the Company then compares estimated future cash flows, undiscounted, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is recorded. No impairment charges were recorded for the years ended December 31, 2019, 2018 and 2017.

Non‑Operating Real Properties. We have designated certain assets, consisting principally of land and undeveloped properties, as non‑operating real property and have declared our intent to sell those assets. However, we do not anticipate that we will sell the majority of the assets within the next twelve months. As such, these properties are not classified as held‑for‑sale as of December 31, 2019. For undeveloped properties, including non‑operating real properties, when indicators of impairment are present, properties are evaluated for impairment and losses are recorded when undiscounted cash flows estimated to be generated by an asset or market comparisons are less than the asset’s carrying amount. The amount of the impairment loss is calculated as the excess of the asset’s carrying value over its fair value, which is determined using a discounted cash flow analysis, management estimates or market comparisons. As a result of the sale of certain non-operating real property located in Pennsylvania, the Company recognized an impairment charge of $1.0 million during the year ended December 31, 2019. No impairment indicators were recorded for the years ended December 31, 2018 and 2017.

Financing Obligation with GLPI. Substantially concurrently with the consummation of the Tropicana Acquisition, the Company entered into the Master Lease with Gaming and Leisure Properties Inc. (“GLPI”). The Master Lease was evaluated as a sale-leaseback of real estate; however, based on certain prohibited forms of continuing involvement in the leased assets, the Master Lease did not qualify for sale-leaseback accounting and was accounted for as a financing obligation. Under a failed sale-leaseback transaction, the real estate assets generally remain on the consolidated balance sheet at their historical net book value and are depreciated over their remaining useful lives with a failed sale-leaseback financing obligation recognized for the proceeds received. However, in the absence of cash proceeds, the value of the failed sale-leaseback financing obligations recognized is determined to be the fair value of the leased real estate assets. As a result, the Company calculated a financing obligation at the inception of the Master Lease based on the fair value of the real estate assets subject to the Master Lease (see Note 11).

As described above, for failed sale-leaseback transactions, the Company continues to reflect the real estate assets on the Consolidated Balance Sheets as if the Company were the legal owner, and the Company continues to recognize depreciation expense over the estimated useful lives. We do not recognize rent expense related to these leased assets, rather we have recorded a liability for the failed sale-leaseback obligation and the minimum lease payments are recognized as interest expense. In the initial periods, cash payments are less than the interest expense recognized in the Consolidated Statements of Income, which causes the failed sale-leaseback obligation to increase during the initial years of the lease term (see Note 11).

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

Outstanding Chip Liability.  The Company recognizes the impact on gaming revenues on an annual basis to reflect an estimate of the change in the value of outstanding chips that are not expected to be redeemed. This estimate is determined by measuring the difference between the total value of chips placed in service less the value of chips under our control. This measurement is performed on an annual basis utilizing a methodology in which a consistent formula is applied to estimate the percentage of chips not in our custody that are not expected to be redeemed. In addition to the formula, certain judgments are made with regard to various denominations and souvenir chips. The outstanding chip liability is included in accrued other liabilities on the Consolidated Balance Sheets.

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

Complimentaries. The Company offers discretionary coupons and other discretionary complimentaries to customers outside of the loyalty program. The retail value of complimentary food, beverage, hotel rooms and other services provided to customers is recognized as a reduction of revenues for the department which issued the complimentary and revenue for the department redeemed. Complimentaries provided by third parties at the discretion and under the control of the Company is recorded as an expense when incurred.

The Company’s revenues included complimentaries and loyalty point redemptions totaling $291.9 million, $210.8 million and $172.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Casino Revenue and Pari-mutuel Commissions. The Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses, not the total amount wagered. Progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of certain cash and free play incentives. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing of simulcast signals from other race tracks and are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made and are recorded on a gross basis. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.

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

The Company’s Consolidated Statements of Income presents net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below (amounts in thousands). Refer to Note 20 for a discussion of the Company’s reportable segments.

	Year Ended December 31, 2019
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$223,179	$332,389	$377,080	$491,185	$384,353	$—	$1,808,186
Food and beverage	119,986	23,078	51,612	58,978	47,763	—	301,417
Hotel	130,334	15,240	25,952	95,512	32,870	—	299,908
Other	51,222	7,870	8,489	29,083	14,775	7,299	118,738
Net revenues	$524,721	$378,577	$463,133	$674,758	$479,761	$7,299	$2,528,249

	Year Ended December 31, 2018
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$230,558	$345,499	$375,748	$485,047	$116,526	$—	$1,553,378
Food and beverage	109,045	27,364	52,924	43,167	14,839	—	247,339
Hotel	108,333	16,365	24,792	26,694	7,620	—	183,804
Other	35,596	7,780	7,717	16,364	3,500	529	71,486
Net revenues	$483,532	$397,008	$461,181	$571,272	$142,485	$529	$2,056,007

	Year Ended December 31, 2017
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$186,779	$231,366	$268,680	$412,202	$—	$—	$1,099,027
Food and beverage	102,244	20,452	42,114	33,436	—	—	198,246
Hotel	91,811	12,177	21,459	7,891	—	—	133,338
Other	29,485	4,884	6,006	9,306	—	506	50,187
Net revenues	$410,319	$268,879	$338,259	$462,835	$—	$506	$1,480,798

Contract and Contract Related Liabilities. The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer, (2) player loyalty program obligations, which represents the deferred allocation of revenue relating to player loyalty program incentives earned, as discussed above, and (3) customer deposits and other deferred revenue, which is primarily funds deposited by customers related to gaming play, advance payments on goods and services yet to be provided (such as advance ticket sales and deposits on rooms and convention space or for unpaid wagers), and deferred revenues associated with the Company’s interests in William Hill and TSG (see Note 7 and Note 17). Except for deferred revenues related to William Hill and TSG, these liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within “Accrued other liabilities” on the Company’s Consolidated Balance Sheets.

The following table summarizes the activity related to contract and contract-related liabilities (in thousands):

	Outstanding Chip Liability		Player Loyalty Liability		Customer Deposits and Other Deferred Revenue
	2019	2018	2019	2018	2019	2018
Balance at January 1	$8,930	$4,743	$17,639	$11,752	$27,588	$5,487
Balance at December 31	9,770	8,930	13,461	17,639	171,641	27,588
Increase / (decrease)	$840	$4,187	$(4,178)	$5,887	$144,053	$22,101

The December 31, 2019 balances exclude liabilities related to assets held for sale recorded in 2019 (see Note 6).  The change in customer deposits and other deferred revenue during the year ended December 31, 2019 is primarily attributed to the Company’s interests in William Hill, which is recorded in other long-term liabilities on the Consolidated Balance Sheets (see Note 12).

Advertising.  Advertising costs are expensed in the period the advertising initially takes place and are included in marketing and promotions expenses. Advertising costs included in marketing and promotion expenses were $28.9 million, $33.9 million and $33.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Recently Issued Accounting Pronouncements

Pronouncements Implemented in 2019

In February 2016 (as amended through December 2018), the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 codified as Accounting Standards Codification 842, Leases, (“ASC 842”) which addresses the recognition and measurement of leases. Under the new guidance, for all leases, at the commencement date, lessees were required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease. The liability is measured on a discounted basis.  Lessees also recognized a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to control the use of a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The effective date was for annual and interim periods beginning after December 15, 2018. ASC 842 required a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods continuing to be reported under prior lease accounting guidance.

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

The Company’s operating leases, in which the Company is the lessee, are recorded on the balance sheet as a ROU asset with a corresponding lease liability. The lease liability will be remeasured each reporting period with a corresponding change to the ROU asset.  The adoption of this guidance did not have an impact on net income; however, upon adoption the Company recorded a cumulative adjustment to our retained earnings of $4.7 million, net of tax, primarily related to the Company’s lease and management agreements at its Bettendorf location. (See Note 3).  Adoption of this guidance did not have a material impact on the Company’s other financing leases.

Pronouncements to Be Implemented in Future Periods

In June 2016 (modified in November 2018), the FASB issued ASU No 2016-13, Financial Instruments – Credit Losses related to timing of recognizing impairment losses on financial assets.  The new guidance lowers the threshold on when losses are incurred, from a determination that a loss is probable to a determination that a loss is expected.  The change in guidance will be applicable to our evaluation of the CRDA investments (see Note 9).  The guidance is effective for interim and annual periods beginning after December 15, 2019.  Adoption of the guidance requires a modified-retrospective approach and a cumulative adjustment to retained earnings to the first reporting period that the update is effective.  The Company will adopt the new guidance on January 1, 2020. The Company is evaluating the qualitative and quantitative effects of the new guidance and currently does not expect a cumulative effect on its Consolidated Financial Statements.

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

Note 3. Leases

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

The Company has operating and finance leases for various real estate and equipment. Certain of the Company’s lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include options to extend the lease term one month to 60 years. Except for the GLPI Master Lease (see Note 11), the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases recorded on the balance sheet consist of the following (in thousands):

Leases	Classification on the Balance Sheet	December 31, 2019
ASSETS
Operating lease ROU assets	Right-of-use assets	$188,219
Finance lease ROU assets	Property and equipment, net(1)	$936,547
LIABILITIES
Current:
Operating	Short-term lease obligation	$19,991
Finance	Current portion of long-term debt	$68
Noncurrent:
Operating	Long-term lease obligation	$176,932
Finance	Long-term financing obligation to GLPI and debt	$970,662

(1)	Finance lease ROU assets are recorded net of accumulated depreciation of $20.9 million as of December 31, 2019.

Other information related to lease terms and discount rates are as follows:

December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	34.0 years
Finance leases	33.75 years
Weighted Average Discount Rate
Operating leases(1)	7.2%
Finance leases	10.2%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

The components of lease expense are as follows (in thousands):

		Year Ended
	Classification on the Income Statement	December 31, 209
Operating lease expense:
Operating lease expense	Operating expenses	$20,436
Short-term and variable lease expense	Operating expenses	42,159
Finance lease expense:
Interest expense on lease liabilities	Interest expense, net	98,690
Amortization of ROU assets	Depreciation and amortization expense	16,795
Total lease expense		$178,080

Supplemental cash flow information related to leases is as follows (in thousands):

Year Ended December 31, 2019
Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24,372
Operating cash flows for finance leases	$88,006

In addition to the payments made for operating leases noted above, the Company paid $42.2 million in short term and variable leases.

Maturities of lease liabilities are summarized as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2020	$19,991	$89,287
2021	18,935	90,471
2022	17,814	91,729
2023	17,635	92,990
2024	15,470	94,315
Thereafter	561,602	3,412,357
Total future minimum lease payments	651,447	3,871,149
Less: amount representing interest	(454,524)	(3,320,519)
Present value of future minimum lease payments	196,923	550,630
Less: current lease obligations	(19,991)	(68)
Plus: residual values - GLPI	—	420,100
Long-term lease obligations	$176,932	$970,662

Note 4. Acquisitions, Purchase Price Accounting and Pro forma Information

Tropicana

Acquisition Summary

On April 15, 2018, the Company announced that it had entered into a definitive agreement to acquire Tropicana in a cash transaction valued at $1.9 billion. At the closing of the transaction on October 1, 2018, a subsidiary of the Company merged into Tropicana and Tropicana became a wholly-owned subsidiary of the Company. Immediately prior to the merger, Tropicana sold Tropicana Aruba Resort and Casino and Gaming and Leisure Properties, Inc. (“GLPI”) acquired substantially all of Tropicana’s real estate, other than the real estate underlying MontBleu and Lumière, for approximately $964 million. The Company acquired Tropicana’s operations and certain real estate for $927.3 million. Substantially concurrently with the acquisition of the real estate portfolio by GLPI, the Company also entered into a triple net master lease with GLPI (the “Master Lease”) (see Note 11). The Company funded the purchase of the real estate underlying Lumière with the proceeds of a $246 million loan (see Note 12) and funded the remaining consideration payable with cash on hand at the Company and Tropicana, borrowings under the Company’s revolving credit facility and proceeds from the Company’s offering of $600 million in aggregate principal amount of 6% senior notes due 2026.

Transaction expenses related to the Tropicana Acquisition totaled $4.0 million and $18.3 million for the year ended December 31, 2019 and 2018, respectively.

Final Purchase Price Accounting

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

The fair values are based on management’s analysis including work performed by third party valuation specialists. The following table summarizes the final allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Tropicana, with the excess recorded as goodwill as of December 31, 2019 (dollars in thousands):

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

As of September 30, 2019, the Company finalized its valuation procedures and adjusted the Tropicana preliminary purchase price accounting, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018, to their final values. The net impact of these changes was a $9.3 million decrease to goodwill. Changes included a $16.3 million increase to other noncurrent assets primarily related to certain long-term receivables offset by $7.0 million of other changes to liabilities.

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

The Company has assigned an indefinite useful life to the gaming licenses. The Company considered, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the Company’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. The Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. Tropicana had licenses in New Jersey, Missouri, Mississippi, Nevada, Indiana, and Louisiana. The renewal of each state’s gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state’s gaming regulator, and meeting certain inspection requirements. However, the Company’s historical experience has not indicated, nor does the Company expect, any limitations regarding its ability to continue to renew each license. No other competitive, contractual, or economic factor limits the useful lives of these assets. Accordingly, the Company has concluded that the useful lives of these licenses are indefinite.

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

Final Purchase Price Accounting

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

Transaction expenses related to the Elgin Acquisition totaled $0.2 million and $3.9 million for the year ended December 31, 2019 and 2018, respectively.

The total purchase consideration for the Elgin Acquisition was $328.8 million. The purchase consideration in the acquisition was determined with reference to its acquisition date fair value.

Purchase consideration calculation (dollars in thousands)
Cash consideration paid	$327,500
Working capital and other adjustments	1,304
Purchase consideration	$328,804

The fair values are based on management’s analysis including work performed by third party valuation specialists. As of September 30, 2019, the Company finalized its valuation procedures and no changes were recorded to the acquisition date fair values as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018. The following table summarizes the allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Elgin, with the excess recorded as goodwill as of December 31, 2019 (dollars in thousands):

Current and other	$25,349
Property and equipment	60,792
Goodwill	59,774
Intangible assets (i)	205,296
Other noncurrent assets	915
Total assets	352,126
Current liabilities	(21,572)
Noncurrent liabilities	(1,750)
Total liabilities	(23,322)
Net assets acquired	$328,804

(i)	Intangible assets consist of gaming licenses valued at $163.9 million, trade names valued at $12.6 million and player loyalty programs valued at $28.8 million.

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

The Company has assigned an indefinite useful life to the gaming licenses. The fair value of the gaming license was determined using the multi period excess earnings method. The excess earnings methodology, which is an income approach methodology that allocates the projected cash flows of the business to the gaming license intangible assets less charges for the use of other identifiable assets of Elgin including working capital, fixed assets and other intangible assets. This methodology was considered appropriate as the gaming license is the primary asset of Elgin. The property’s estimated future cash flows were the primary assumption in the respective valuations. Cash flow estimates included net gaming revenue, gaming operating expenses, general and administrative expenses, and tax expense. The renewal of the gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state’s gaming regulator, and meeting certain inspection requirements. However, the Company’s historical experience has not indicated, nor does the Company expect, any limitations regarding its ability to continue to renew the license. No other competitive, contractual, or economic factor limits the useful lives of this asset. Accordingly, the Company has concluded that the useful life of this license is indefinite.

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

For the period from the Elgin acquisition date of August 7, 2018 through December 31, 2018, Elgin generated net revenues of $63.0 million and net income of $7.6 million.

Isle

Final Purchase Price Accounting

The total purchase consideration in the Isle Acquisition was determined with reference to the fair value on the date of the Merger Agreement relating to the Isle Acquisition (the “Isle Merger Agreement”) as follows:

Purchase consideration calculation (dollars in thousands, except shares and stock price)	Shares	Per share
Cash paid for outstanding Isle common stock			$552,050
Shares of ERI common stock issued for Isle common stock	28,468,182	$19.12	544,312
Cash paid by ERI to retire Isle's long-term debt			828,000
Shares of ERI common stock for Isle equity awards			10,383
Purchase consideration			$1,934,745

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

During the three months ended March 31, 2018, the Company finalized its valuation procedures and adjusted the Isle of Capri preliminary purchase price accounting, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017, to their updated values. Except for other long-term liabilities related to Bettendorf and Nemacolin and a corresponding goodwill adjustment totaling $6.1 million (net of tax), the finalization of our purchase price accounting resulted in minimal changes and refinements by management as of, and for the three months ended, March 31, 2018.

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

ERI has assigned an indefinite useful life to the gaming licenses. The standard required ERI to consider, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, ERI’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, ERI determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets. The renewal of each state’s gaming license depends on a number of factors, including payment of certain fees and taxes, providing certain information to the state’s gaming regulator, and meeting certain inspection requirements. However, ERI’s historical experience has not indicated, nor does ERI expect, any limitations regarding its ability to continue to renew each license. No other competitive, contractual, or economic factor limits the useful lives of these assets. Accordingly, ERI has concluded that the useful lives of these licenses are indefinite.

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

Note 5. Accounts Receivable

Components of accounts receivable, net are as follows (in thousands):

	December 31,
	2019	2018
Accounts receivable	$58,527	$63,843
Allowance for doubtful accounts	(4,628)	(3,674)
Total	$53,899	$60,169

Reserve for Uncollectible Accounts Receivable

We reserve an estimated amount for receivables that may not be collected. Methodologies for estimating bad debt reserves range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts. In the years ended December 31, 2019 and 2018, the Company’s bad debt expense totaled $1.5 million and $1.6 million, respectively.

Note 6. Assets Held for Sale

Twin River Worldwide Holdings, Inc.

On July 10, 2019, the Company entered into a definitive agreement to sell the equity interests of the entities that hold Vicksburg and Kansas City, to Twin River Worldwide Holdings, Inc. for approximately $230 million, subject to a working capital adjustment.

Kansas City and Vicksburg met the requirements for presentation as assets held for sale under generally accepted accounting principles as of December 31, 2019. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations.

The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. The transaction is expected to close in the first half of 2020.

The assets and liabilities held for sale, accounted for at carrying value as it was lower than fair value, were as follows as of December 31, 2019 (in thousands):

	December 31, 2019
	Kansas City	Vicksburg	Total
Assets:
Accounts receivable, net	$285	$75	$360
Inventories	52	119	171
Right-of-use assets	36,135	—	36,135
Prepaid expenses and other	216	4,168	4,384
Property and equipment, net	39,126	31,493	70,619
Goodwill	39,623	8,806	48,429
Other intangibles, net	90,329	2,708	93,037
Assets held for sale	$205,766	$47,369	$253,135

Liabilities:
Accounts payable	$307	$188	$495
Accrued payroll and related	567	327	894
Accrued property and other taxes	26	891	917
Short-term lease obligation	764	—	764
Long-term lease obligations	33,080	—	33,080
Accrued other liabilities	1,055	280	1,335
Liabilities related to assets held for sale	$35,799	$1,686	$37,485

The following information presents the net operating revenues and net income for the Company’s properties that are held for sale (in thousands):

	Year Ended December 31, 2019
	Kansas City	Vicksburg
Net operating revenues	$63,238	$20,578
Net income (loss)	11,290	(1,448)

Century Casinos, Inc.

On June 17, 2019, the Company entered into definitive agreements to sell the real property relating to Mountaineer, Cape Girardeau, and Caruthersville to VICI for approximately $278 million and, immediately following the consummation of the sale such real property, sell all of the outstanding equity interests of Mountaineer, Caruthersville, and Cape Girardeau to Century Casinos, Inc. for approximately $107 million, subject to a finalized working capital adjustment. The sales were consummated on December 6, 2019.

Prior to the closing date, Mountaineer, Cape Girardeau and Caruthersville met the requirements for presentation as assets held for sale under generally accepted accounting principles. However, they did not meet the requirements for presentation as discontinued operations. Mountaineer was reported in the East segment and Cape Girardeau and Caruthersville were reported in Midwest segment.

The following information presents the net operating revenues and net income of Mountaineer, Cape Girardeau and Caruthersville prior to the respective divestitures (in thousands):

	Year Ended December 31, 2019
	Mountaineer	Cape Girardeau	Caruthersville
Net operating revenues	$117,632	$54,202	$32,645
Net income	10,821	8,156	5,312

Churchill Downs Incorporated

On February 28, 2018, the Company entered into definitive agreements to sell substantially all of the assets and liabilities of Presque and Vicksburg to Churchill Downs Incorporated (“CDI”). Under the terms of the agreements, CDI agreed to purchase Presque for approximately $178.9 million and Vicksburg for approximately $50.6 million, in each case subject to a customary working capital adjustment. In conjunction with the classification of Vicksburg’s operations as assets held for sale at March 31, 2018 as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds.

The definitive agreements provided that the divestitures were subject to receipt of required regulatory approvals, termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and other customary closing conditions, including, in the case of Presque, the prior closing of the sale of Vicksburg or the entry into an agreement to acquire another asset of the Company. On May 7, 2018, the Company and CDI each received a Request for Additional Information and Documentary Materials, often referred to as a “Second Request,” from the Federal Trade Commission in connection with its review of the Vicksburg acquisition.

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

The sale of Presque closed on January 11, 2019 resulting in a gain on sale of $22.1 million, net of final working capital adjustments, for the year ended December 31, 2019. The sale of Nemacolin closed on March 8, 2019 resulting in a gain on sale of $0.1 million, net of final working capital adjustments, for the year ended December 31, 2019.

Prior to the respective closing dates, the divestitures of Nemacolin and Presque, both of which were reported in the East segment, met the requirements for presentation as assets held for sale under generally accepted accounting principles. However, they did not meet the requirements for presentation as discontinued operations. Due to the termination of the Vicksburg sale, Vicksburg was no longer presented as an asset held for sale as of December 31, 2018.

The assets and liabilities held for sale, accounted for at carrying value as it was lower than fair value, were as follows as of December 31, 2018 (in thousands):

	December 31, 2018
	Nemacolin	Presque	Total
Assets:
Accounts receivable, net	$272	$2,208	$2,480
Inventories	79	1,607	1,686
Prepaid expenses and other	370	773	1,143
Property and equipment, net	1,784	70,134	71,918
Goodwill	—	3,122	3,122
Other intangibles, net	—	75,422	75,422
Assets held for sale	$2,505	$153,266	$155,771

Liabilities:
Accounts payable	$147	$683	$830
Accrued payroll and related	838	596	1,434
Accrued property and other taxes	552	71	623
Accrued other liabilities	1,628	3,659	5,287
Other long-term liabilities	105	—	105
Long term obligation	2,412	—	2,412
Liabilities related to assets held for sale	$5,682	$5,009	$10,691

The following information presents the net operating revenues and net income (loss) of Presque and Nemacolin prior to the respective divestitures (in thousands):

	Year Ended December 31, 2018
	Nemacolin	Presque
Net operating revenues	$33,461	$139,993
Net (loss) income	(3,571)	13,935

	Year Ended December 31, 2019
	Nemacolin	Presque
Net operating revenues	$4,836	$3,235
Net loss	(754)	(42)

These amounts include historical operating results, adjusted to eliminate the internal allocation of interest expense that will not be assumed by the buyer.

Note 7. Investments in and Advances to Unconsolidated Affiliates

Pompano Joint Venture

In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. The Company and Cordish have made cash contributions of $500,000 each and could be required to make additional contributions to a maximum of $2.0 million ($1.0 million per member) at the request of the managing member. The Company has agreed to contribute approximately 130 to 200 acres of land to the joint venture for the project. As of December 31, 2019, we have contributed approximately 20 acres to the joint venture at an approximate fair value of $6.6 million. While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which is included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Income. At December 31, 2019 and 2018, the Company’s investment in the joint venture including contributions and capitalized professional costs totaled $7.6 million and $0.6 million, respectively, recorded in investment in and advances to unconsolidated affiliates on the Consolidated Balance Sheets.

William Hill

In September 2018, the Company entered into a 25-year agreement, which became effective January 29, 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which the Company (i) granted to William Hill the right to conduct betting activities in retail channels and under the Company’s first skin and third skin for online channels with respect to the Company’s current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing the Company’s second skin available with respect to properties in such territories.  Pursuant to the terms of the agreement, in January 2019 the Company received a 20% ownership interest in William Hill US as well as 13.4 million ordinary shares of William Hill PLC, which carry certain time restrictions on when they can be sold. Additionally, the Company receives a profit share from the operations of betting and other gaming activities associated with the Company’s properties. “Skin” in the context of this agreement refers to Eldorado’s ability to grant to William Hill an online channel that allows William Hill to operate online casino and sports gaming activities in reliance on, and utilizing the benefit of, any licenses granted to Eldorado or its subsidiaries. As of December 31, 2019, based on the Company’s existing sportsbook operations with William Hill, the Company’s receivable from William Hill totaled $3.5 million, the remaining balance is reflected in due from affiliates on the Consolidated Balance Sheets.

The Company is accounting for its investment in William Hill US under the equity method. The fair value of the Company’s initial investment in William Hill US of $128.9 million at January 29, 2019 was determined using Level 3 inputs. As of December 31, 2019, the carrying value of the Company’s interest in William Hill US was $127.1 million recorded in investment in and advances to unconsolidated affiliates on the Consolidated Balance Sheets.

As of December 31, 2019, the fair value of the William Hill PLC shares totaled $29.3 million, net of an unrealized gain of $2.0 million, and included in other assets, net on the Consolidated Balance Sheets. The Company also recorded deferred revenue associated with the William Hill US and William Hill PLC shares and is recognizing revenue on a straight-line basis over the 25-year agreement term. The Company recognized revenue of $5.4 million during the year ended December 31, 2019. As of December 31, 2019, the balance of the William Hill deferred revenue totaled $142.1 million and is recorded in other long-term liabilities on the Consolidated Balance Sheets.

Note 8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Non-Master Lease:
Land and improvements	$275,000	$316,456
Buildings and other leasehold improvements	1,334,740	1,472,516
Riverboats	57,199	81,762
Furniture, fixtures and equipment	624,812	586,404
Furniture, fixtures and equipment held under financing leases (Note 3)	345	193
Construction in progress	30,756	41,346
	2,322,852	2,498,677
Less—Accumulated depreciation and amortization	(644,718)	(569,073)
	1,678,134	1,929,604
Master Lease:
Land and improvements	377,150	377,150
Buildings and other leasehold improvements	578,250	578,250
Riverboats	1,900	1,900
	957,300	957,300
Less—Accumulated depreciation and amortization	(20,910)	(4,298)
	936,390	953,002
Property and equipment, net	$2,614,524	$2,882,606

Substantially all non-Master Lease property and equipment are pledged as collateral under our long‑term debt (see Note 12).

Depreciation expense, including amortization expense on financing leases, was $191.3 million, $144.7 million and $100.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Total depreciation and amortization expense includes $16.6 million and $4.3 million for the year ended December 31, 2019 and 2018, respectively, associated with the Master Lease assets. `

Note 9. Intangible Assets, net and Other Long Term Assets

Intangible assets, net, include the following amounts (in thousands):

	December 31,
	2019	2018	Useful Life
Goodwill	$909,717	$1,008,316	Indefinite

Gaming licenses	$893,302	$1,090,682	Indefinite
Trade names	165,479	187,929	Indefinite
Player loyalty programs	100,694	105,005	3 - 4 years
Subtotal	1,159,475	1,383,616
Accumulated amortization player loyalty programs	(48,077)	(21,610)
Total gaming licenses and other intangible assets, net	$1,111,398	$1,362,006

Gaming licenses represent intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. These gaming license rights are not subject to amortization as the Company has determined that they have indefinite useful lives.

Amortization expense with respect to trade names and loyalty program for the years ended December 31, 2019, 2018 and 2017 totaled $30.3 million, $12.7 million and $5.1 million, respectively, which is included in depreciation and amortization in the Consolidated Statements of Income. Such amortization expense is expected to be $27.3 million, $21.2 million and $4.2 million for the years ended December 31, 2020, 2021 and 2022, respectively. Trade names and loyalty programs will be fully amortized in 2022.

Goodwill represents the excess of the purchase prices of acquiring MTR Gaming, Isle, Elgin and Tropicana over the fair market value of the net assets acquired. In conjunction with the classification of Vicksburg’s operations as assets held for sale at June 30, 2018 (see Note 6) as a result of the announced sale to CDI, an impairment charge totaling $9.8 million was recorded due to the carrying value exceeding the estimated net sales proceeds. The impairment reduced the value of goodwill in the South segment in 2018.

The December 31, 2019 balances exclude assets held for sale recorded in 2019 (see Note 6), as well as the assets associated with the Presque, Nemacolin, Cape Girardeau, Caruthersville and Mountaineer divestitures, which accounts for the changes in goodwill and indefinite-lived intangible assets.

The following table presents changes to goodwill for the years ended December 31, 2019 and 2018 (in thousands):

	Goodwill	Accumulated Impairment	Goodwill, net
January 1, 2018	$782,022	$(34,916)	$747,106
Acquisitions	280,256	—	280,256
Finalization of purchase price accounting	(6,109)	—	(6,109)
Assets held for sale	(3,122)	—	(3,122)
Impairments	—	(9,815)	(9,815)
December 31, 2018	1,053,047	(44,731)	1,008,316
Divestitures	(40,920)	—	(40,920)
Finalization of purchase price accounting	(9,250)	—	(9,250)
Assets held for sale	(48,429)	—	(48,429)
December 31, 2019	$954,448	$(44,731)	$909,717

On October 1, 2019 and 2018 the Company performed its annual impairment tests of its intangible assets by reviewing each of its reporting units. During the impairment test, no reporting units were noted to have a carrying value in excess of fair value. As a result, no impairments were indicated as a result of this testing for goodwill.

Other assets, net

Other assets, net, include the following amounts (in thousands):

	December 31,
	2019	2018
CRDA bonds and deposits	$4,946	$6,694
Unamortized debt issuance costs - Revolving Credit Facility	7,352	9,533
Non-operating real property	1,961	17,880
Long-term prepaid rent	-	20,198
Restricted cash and investments	39,102	15,064
Long-term receivables	14,258	2,022
Other	8,605	12,055
Total other assets, net	$76,224	$83,446

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

Non-operating real property consists principally of land and undeveloped properties for which the Company has designated as non-operating and has declared its intent to sell such assets. As a result of the sale of certain non-operating real property located in Pennsylvania, the Company recognized an impairment charge of $1.0 million for the year ended December 31, 2019.

Approximately ten acres of the approximately 20 acres on which Tropicana Evansville is situated is subject to a lease with the City of Evansville, Indiana. Under the terms of the agreement, a pre-payment of lease rent of $25 million was due at the commencement of the construction project. The prepayments will be applied against future rent in equal monthly amounts over a period of 120 months which commenced upon the opening of the property in January 2018.  The current term of the lease expires November 30, 2027. As of December 31, 2018, this prepaid rent was included in long-term prepaid rent. However, upon adoption of the new lease accounting guidance the prepaid rent is now reflected in the Company’s operating lease liability.

In September 2018, we entered into a 25-year agreement, which became effective January 2019, with William Hill pursuant to which we received 13.4 million ordinary shares of William Hill PLC which carry certain time restrictions on when they can be sold. As of December 31, 2019, the fair value of the William Hill PLC shares totaled $29.3 million, net of an unrealized gain of $2.0 million, and is included in other assets, net on the Consolidated Balance Sheets.

Note 10. Accrued Other Liabilities

Accrued other liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued general liability claims	$15,257	$16,465
Unclaimed chips	9,770	8,930
Accrued purses and track related liabilities	3,085	1,899
Jackpot progressives and other accrued gaming liabilities	23,756	26,383
Player loyalty program point liability	13,461	17,639
Accrued Illinois donation liability	11,232	8,912
Accrued transaction expenses	56,302	522
Other	24,216	22,232
Total accrued other liabilities	$157,079	$102,982

In connection with the Company’s gaming license in the State of Illinois, the Company has agreed to contribute to both the County of Kane and the Grand Victoria Foundation, a foundation established for the benefit of education, environmental and economic development programs in the region, a donation equal to 20% of annual adjusted net operating income. The expense totaled $11.2 million for the year ended December 31, 2019 and $3.5 million for the period from the Elgin Acquisition date through December 31, 2018 and is included in general and administrative expense. Payment of the donation is due 120 days after the end of the fiscal year.

Total accrued transaction expenses were $56.3 million and $0.5 million as of December 31, 2019 and 2018, respectively. Pursuant to the Master Transaction Agreement with VICI Properties L.P., a Delaware limited partnership (“VICI”), the Company is required to reimburse VICI for 50% of any prepayment penalties in connection with VICI’s payoff related to its CPLV loan, regardless of whether the Merger closing occurs. The Company’s proportionate share of VICI’s prepayment penalty was approximately $55.4 million and is included in accrued transaction expenses as of December 31, 2019.

Note 11. Long-Term Financing Obligation

As of December 31, 2019, under the prior lease accounting standard the Company’s Master Lease with GLPI was accounted for as a failed sale-leaseback financing obligation equal to the fair value of the leased real estate assets and liabilities acquired in purchase accounting. Upon adoption of ASC 842 (see Note 3), the Company re-evaluated the Master Lease and determined this existing failed sale-leaseback transaction will continue to be accounted for as a financing obligation.

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

The initial annual rent under the terms of the lease was approximately $87.6 million, and subject to annual escalations as referenced in the table below.

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

The future minimum payments related to the Master Lease financing obligation with GLPI at December 31, 2019 are as follows (in thousands):

2020	$89,168
2021	90,417
2022	91,691
2023	92,990
2024	94,315
Thereafter	3,412,357
Total future payments	3,870,938
Less: Amounts representing interest at 10.2%	(3,320,519)
Plus: Residual values	420,100
Financing obligation to GLPI	$970,519

Total payments and interest expense related to the Master Lease were $87.9 million and $98.6 million, respectively, for the year ended December 31, 2019. Total payments and interest expense related to the Master Lease were $21.9 million and $24.4 million, respectively, for the period from October 1, 2018 to December 31, 2018. For the initial periods of the Master Lease, cash payments are less than the interest expense recognized, which causes the failed sale-leaseback obligation to increase during the initial years of the lease term.

The Master Lease contains certain covenants, including minimum capital improvement expenditures. As of December 31, 2019, we were in compliance with all of the covenants under the Master Lease.

Note 12. Long‑Term Debt and Other Long-Term Liabilities

Long-term debt consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Term Loan	$498,750	$956,750
Less: Unamortized discount and debt issuance costs	(7,982)	(18,426)
Net	490,768	938,324
6% Senior Notes due 2026	600,000	600,000
Less: Unamortized debt issuance costs	(17,958)	(19,630)
Net	582,042	580,370
6% Senior Notes due 2025	875,000	875,000
Plus: Unamortized debt premium	20,214	23,491
Less: Unamortized debt issuance costs	(15,939)	(18,405)
Net	879,275	880,086
7% Senior Notes due 2023	375,000	375,000
Less: Unamortized discount and debt issuance costs	(4,923)	(6,075)
Net	370,077	368,925
Revolving Credit Facility	—	245,000
Lumière Loan	246,000	246,000
Long-term notes and other payables	2,554	3,030
Less: Current portion	(246,175)	(462)
Total long-term debt	$2,324,541	$3,261,273

Maturities of the principal amount of the Company’s long-term debt as of December 31, 2019 are as follows:

Years ending December 31,	(In thousands)
2020	$246,175
2021	207
2022	178
2023	375,138
2024	498,900
Thereafter	1,476,705
$2,597,303

Additionally, as of December 31, 2019 and 2018, Other Long-Term Liabilities of $165.6 million and $59.0 million, respectively, primarily consists of deferred revenue related to the Company’s interests in William Hill and TSG (see Note 7 and Note 17) and other miscellaneous long-term liabilities. As of December 31, 2018, prior to the adoption of ASC-842, Other Long-Term Liabilities also included Long-Term Accrued Rent of $28.3 million.

Amortization of the debt issuance costs and the discount and premium associated with our indebtedness totaled $7.6 million, $5.6 million and $6.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

In accordance with ASC Topic 470-50, Debt Modifications and Extinguishments (“ASC 470-50”), the Company recognized a loss on the early retirement of debt totaling $7.5 million for the year ended December 31, 2019 related to a pro-rated write off of deferred financing costs associated with permanent payments on our Term Loan. The company recognized a loss of $27.3 million for the year ended December 31, 2017 as a result of the refinance of the prior credit facility in May 2017. The Company also recognized a loss totaling $11.1 million as a result of the issuance of additional 6% Senior Notes due 2025 (as defined below) in September 2017 resulting in a combined total loss of $38.4 million for the year ended December 31, 2017.

The Company is a holding company with no independent assets or operations. Our 6% Senior Notes due 2025, 6% Senior Notes due 2026 (as defined below) and 7% Senior Notes due 2023 (as defined below) are fully and unconditionally guaranteed, on a joint and several basis, by the subsidiary guarantors. As of December 31, 2019, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.

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

6% Senior Notes due 2025

On March 29, 2017, Eagle II Acquisition Company LLC (“Eagle II”), a wholly-owned subsidiary of the Company, issued $375.0 million in aggregate principal amount of 6.0% senior notes due 2025 (the “6% Senior Notes due 2025”) pursuant to an indenture, dated as of March 29, 2017 (the “2025 Indenture”), between Eagle II and U.S. Bank, National Association, as Trustee. The 6% Senior Notes will mature on April 1, 2025, with interest payable semi-annually in arrears on April 1 and October 1 of each year.

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

6% Senior Notes due 2026

On September 20, 2018, Delta Merger Sub, Inc. (“Escrow Issuer”), a Delaware corporation and a wholly-owned subsidiary of the Company, issued $600 million in aggregate principal amount of 6.0% senior notes due 2026 (the “6% Senior Notes due 2026”) pursuant to an indenture, dated as of September 20, 2018 (the “2026 Indenture”), between Escrow Issuer and U.S. Bank, National Association, as Trustee. Interest on the 6% Senior Notes due 2026 will be paid semi-annually in arrears on March 15 and September 15 of each year. The Company and the subsidiary guarantors assumed the obligations under the 2026 Indenture in connection with the consummation of the Tropicana Acquisition.

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

Prior to September 15, 2021, the Company may redeem all or a portion of the 6% Senior Notes due 2026 at a price equal to 100% of the 6% Senior Notes due 2026 redeemed plus accrued and unpaid interest to the redemption date, plus a make-whole premium. At any time prior to September 15, 2021, the Company is also entitled to redeem up to 35% of the original aggregate principal amount of the 6% Senior Notes due 2026 with proceeds of certain equity financings at a redemption price equal to 106% of the principal amount of the 6% Senior Notes due 2026 redeemed, plus accrued and unpaid interest. Upon the occurrence of a Change of Control (if the 6% Senior Notes due 2026 do not have investment grade status) or a Change of Control Triggering Event (each as defined in the 2026 Indenture), the Company must offer to repurchase the 6% Senior Notes due 2026 at 101% of their principal amount, plus accrued and unpaid interest to the applicable repurchase date.

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

Term Loan and Revolving Credit Facility

On April 17, 2017, Eagle II entered into a credit agreement by and among Eagle II, as initial borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (the “Credit Facility”), consisting of a $1.45 billion term loan facility (the “Term Loan Facility” or “Term Loan”) and a $500.0 million revolving credit facility (the “Revolving Credit Facility”), which was undrawn at closing.

As of December 31, 2019, the Company had $498.8 million of borrowings outstanding under the Term Loan and no outstanding balance under the Revolving Credit Facility. The Company had $482.0 million of available borrowing capacity, after consideration of $18.0 million in outstanding letters of credit, under our Revolving Credit Facility as of December 31, 2019. In 2019, we utilized $360.0 million of net proceeds from the sales of Presque, Mountaineer, Cape Girardeau and Caruthersville to repay a portion of amounts outstanding under the Term Loan.

The interest rate per annum applicable to loans under the Revolving Credit Facility is, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin from 0.75% to 1.50%, the margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25% or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00%. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. As of December 31, 2019, the weighted average interest rate on the Term Loan was 4.05%.

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

Our obligations under the Revolving Credit Facility will mature on October 1, 2023. Our obligations under the Term Loan Facility will mature on April 17, 2024. The Company was required to make quarterly principal payments in an amount equal to $3.6 million on the Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017. The Company satisfied this requirement as a result of the principal prepayment of $444.5 million on September 13, 2017 in conjunction with the issuance of the additional 6% Senior Notes due 2025. In addition, the Company is required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on its consolidated total leverage ratio, the Company is required to apply a portion of its excess cash flow to repay amounts outstanding under the Credit Facility.

The Credit Facility is secured by substantially all of our personal property assets and substantially all personal property assets of each subsidiary that guaranties the Credit Facility (other than certain subsidiary guarantors designated as immaterial), whether owned on the closing date of the Credit Facility or thereafter acquired, and mortgages on the real property and improvements owned or leased by us or the credit facility guarantors. The Credit Facility is also secured by a pledge of all of the equity owned by us and the credit facility guarantors (subject to certain gaming law restrictions). The credit agreement governing the Credit Facility contains a number of customary covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of the Credit Facility guarantors to incur additional indebtedness, create liens, engage in mergers, consolidations or asset dispositions, make distributions, make investments, loans or advances, engage in certain transactions with affiliates or subsidiaries or make capital expenditures.

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

The Credit Facility also includes certain financial covenants, including the requirements that the Company maintains throughout the term of the Credit Facility and measured as of the end of each fiscal quarter, and solely with respect to loans under the Revolving Credit Facility, a maximum consolidated total leverage ratio of not more than 6.50 to 1.00 for the period beginning on the closing date and ending with the fiscal quarter ending December 31, 2018, 6.00 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 5.50 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2020 and thereafter. the Company will also be required to maintain an interest coverage ratio in an amount not less than 2.00 to 1.00 measured on the last day of each fiscal quarter beginning on the closing date, and ending with the fiscal quarter ending December 31, 2018, 2.50 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2019 and ending with the fiscal quarter ending December 31, 2019, and 2.75 to 1.00 for the period beginning with the fiscal quarter beginning January 1, 2020 and thereafter.

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

On June 6, 2018, the Company executed an amendment that modified certain covenants in the Credit Facility to allow for considerations related to the acquisition of Tropicana. The borrowing capacity of the Revolving Credit Facility increased from $300.0 million to $500.0 million effective substantially concurrently with the consummation of the Tropicana Acquisition on October 1, 2018 and the maturity date of the Revolving Credit Facility extended to October 1, 2023.

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

Debt Covenant Compliance

As of December 31, 2019, the Company was in compliance with all of the covenants under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026, the Credit Facility and the Lumière Loan.

Note 13. Income Taxes

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

As of the fourth quarter of the year ended December 31, 2018, we completed our accounting for the effects of the Tax Act.

As of December 31, 2017, in connection with our initial analysis of the impact of the Tax Act, for certain of our net deferred tax liabilities, we recorded a decrease of $111.9 million, net of the related change in valuation allowance, with a corresponding net adjustment to deferred income tax benefit as a result of the corporate rate reduction. We recorded a provisional benefit for 2017 expenditures based on our intent to fully expense all qualifying expenditures. We made immaterial adjustments to the provisional amount as of December 31, 2018.

The components of the Company’s provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017 are presented below (amounts in thousands).

	2019	2018	2017
Current:
Federal	$31,511	$3,813	$(3,959)
State	13,516	2,445	380
Local	597	304	(627)
Total current	45,624	6,562	(4,206)
Deferred:
Federal	4,751	16,561	(104,400)
State	(6,493)	17,574	(186)
Local	95	(310)	(7,977)
Total deferred	(1,647)	33,825	(112,563)
Income tax (benefit) expense	$43,977	$40,387	$(116,769)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State and local taxes	7.8%	3.7%	2.8%
State tax rate adjustment	(2.3)%	8.9%	5.7%
Stock compensation	1.8%	(1.8)%	0.8%
Goodwill disposition	7.4%	—%	(27.1)%
Transaction expenses	—%	—%	(10.7)%
Tax Cuts and Jobs Act	—%	(1.6)%	264.0%
Valuation allowance	1.8%	(0.3)%	(2.3)%
Tax credits	(1.1)%	(1.1)%	3.5%
Other	(1.2)%	1.0%	(2.6)%
Effective income tax rate	35.2%	29.8%	269.1%

For the year ended December 31, 2019, the difference between the effective rate and the statutory rate is attributable primarily to changes in the effective state tax rate associated with the Divestitures, the disposal of Component 2 Goodwill related to dispositions and state non-deductible interest expense during the year. The Company continues to provide for a valuation allowance against net federal and state deferred tax assets associated with non-operating land, the sale of which could result in capital losses that can only be offset against capital gains. The Company also continues to provide for a valuation allowance against net state deferred tax assets relating to certain operations in a few states. Management determined it was not more-likely-than-not that the Company will realize these net deferred tax assets.

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

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. For the years ended December 31, 2019, 2018 and 2017, the Company increased its valuation allowance by $2.3 million and released valuation allowances of $0.5 million and $5.2 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred taxes related to continuing operations at December 31, 2019 and 2018 are as follows (amounts in thousands):

	2019	2018
Deferred tax assets:
Loss carryforwards	$25,795	$31,880
Accrued expenses	56,896	19,306
Credit carryforwards	373	8,986
Financing obligation to GLPI	124,623	126,368
Long-term lease obligation	41,376	—
Other	3,925	9,623
	252,988	196,163
Deferred tax liabilities:
Identified intangibles	(151,039)	(214,756)
Fixed assets	(217,764)	(149,491)
Right-of-use assets	(41,137)	—
Other	(12,663)	(6,560)
	(422,603)	(370,807)
Valuation allowance	(27,651)	(25,366)
Net deferred tax liabilities	$(197,266)	$(200,010)

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of $29.2 million and $307.6 million, respectively. State net operating losses begin to expire in 2020 and federal net operating losses in 2032. As of December 31, 2019, the Company had federal jobs credit carryforwards of $0.2 million, which begin to expire in 2024.

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

As of December 31, 2019, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The Company and its subsidiaries file US federal income tax returns and various state and local income tax returns. The Company does not have tax sharing agreements with the other members within the consolidated ERI group. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2008.

Note 14. Employee Benefit Plans

401(k) Plans

The Company offered several 401(k) plans to substantially all employees who are not covered by collective bargaining agreements, who meet certain eligibility requirements, namely terms of service. During 2018 and 2019, all existing 401(k) plans merged into a single plan. Under the combined plan, the employer matches contributions equal to 50% of the first 6%.

The Company’s matching contributions totaled $6.4 million, $2.7 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Mountaineer’s qualified defined contribution plan (established by West Virginia legislation) covered substantially all of its employees. Contributions to the ERI 401(k) Plan for the benefit of Mountaineer employees were $1.1 million for each of the years ended December 31, 2018 and 2017. Mountaineer was sold on December 6, 2019.

Defined Benefit-Plan

Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. As of December 31, 2019, the fair value of the plan assets was $1.2 million, and the fair value of the benefit obligations was $0.8 million, resulting in an over-funded status of $0.4 million. The plan assets are comprised primarily of money market and mutual funds whose values are determined based on quoted market prices and are classified in Level 1 of the fair value hierarchy. We did not make cash contributions to the Scioto Downs pension plan during 2019, 2018 and 2017.

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

The components of net periodic benefit costs related to the VAPP for the year ended December 31, 2019 and the period beginning with the Tropicana Acquisition date of October 1, 2018 through December 31, 2018 consists of the following (in thousands):

	Year ended December 31, 2019	Period from October 1, 2018 through December 31, 2018
Service costs	$3,254	$808
Interest costs	629	150
Expected return on plan assets	(749)	(178)
Net periodic benefit cost	$3,134	$780

Net periodic benefit costs are reported in the various operation departments in the Consolidated Statements of Income.

The change in the projected benefit obligation, change in plan assets and funded status for the year ended December 31, 2019 and the period beginning with the Tropicana Acquisition date of October 1, 2018 through December 31, 2018 is as follows (in thousands):

	Year ended December 31, 2019	Period from October 1, 2018 through December 31, 2018
Change in benefit obligations:
Projected benefit obligation beginning of period	$12,650	$12,024
Service and interest cost during period	3,883	958
Benefit payments during period	(40)	—
Expenses during period	(306)	(29)
Actuarial gain	(443)	(303)
Projected benefit obligation end of period	$15,744	$12,650
Change in plan assets:
Fair value of plan assets at beginning of period	$14,330	$14,283
Return on plan assets during period	770	76
Benefit payments during period	(40)	—
Expenses during period	(306)	(29)
Employer contributions	3,179	—
Fair value of plan assets at end of period	$17,933	$14,330
Funded status at end of period	$2,189	$1,680

As of December 31, 2019 and 2018, the VAPP was in an overfunded status in the amount of $2.2 million and $1.7 million, respectively, which is included in other assets, net on the Consolidated Balance Sheets.  Actuarial assumptions used to determine the benefit obligations for the VAPP include an expected rate of return on assets of 5%, discount rate of 5.0% pre-retirement and a discount rate of 3.0% post-retirement, which, as defined in the Settlement Agreement, will result in no adjustments to the plan benefit.

The plan assets are comprised primarily of money market and mutual funds whose value is determined based on quoted market prices and are classified as Level 1 within the fair value hierarchy.

Future estimated expected benefit payments for 2020 through 2029 are as follows (in thousands):

Expected Benefit Payments
2020	$193
2021	248
2022	350
2023	454
2024	553
2025 through 2029	4,581
$6,379

Trop AC’s net periodic pension cost for the year ended December 31, 2020 is expected to be approximately $3.0 million.

Note 15. Stock-Based Compensation and Stockholder’s Equity

Stock‑Based Awards

The Board of Directors (“BOD”) adopted the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (“2015 Plan”) on January 23, 2015 and the Company’s stockholders subsequently approved the adoption of the 2015 Plan on June 23, 2015.  On March 28, 2019, the Company’s BOD approved an amendment to the 2015 Plan and the Company’s stockholders subsequently approved the adoption of the amended and restated 2015 Plan on June 24, 2019.  The amendment to the 2015 Plan allows for 3,060,000 shares available for grant, plus the number of shares available for issuance under the 2015 Plan on the date the Company’s stockholders approved the amendment.  As of December 31, 2019, under the 2015 Plan the Company had 3,997,287 shares available for grant.

The 2015 Plan permits the granting of stock options, including incentive stock options (“ERI Stock Options”), stock appreciation rights, restricted stock or restricted stock units (“RSUs”), performance awards, and other stock-based awards and dividend equivalents. ERI Stock Options primarily vest ratably over three years and RSUs granted to employees and executive officers primarily vest and become non-forfeitable upon the third anniversary of the date of grant. RSUs granted to non-employee directors vest immediately and are delivered upon the date that is the earlier of termination of service on the BOD or the consummation of a change of control of the Company. The performance awards relate to the achievement of defined levels of performance and are generally measured over a one or two-year performance period depending upon the award agreement. If the performance award levels are achieved, the awards earned will vest and become payable at the end of the vesting period, defined as either a one or two calendar year period following the performance period. Payout ranges are from 0% up to 200% of the award target.

The outstanding equity awards of Isle were converted into comparable equity awards of ERI stock upon consummation of the merger in May 2017.

A summary of the RSU activity, including performance awards and converted Isle awards, for the years ended December 31, 2017, 2018 and 2019 is as follows:

	Units	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Fair Value
		(in millions)		(in millions)
Unvested outstanding as of January 1, 2017	982,370	$6.45	1.41	$6.33
Granted (1)	600,206	20.91
Exchanged	860,557	18.94
Forfeited	(11,870)	15.74
Vested	(851,764)	18.37
Unvested outstanding as of December 31, 2017	1,579,499	$12.25	0.92	$19.35
Granted (1)	574,753	33.91
Vested	(860,995)	9.79
Canceled	(9,885)	19.13
Unvested outstanding as of December 31, 2018	1,283,372	$23.93	1.41	$30.71
Granted (1)	540,394	47.22
Vested	(557,672)	20.55
Canceled	(19,453)	28.17
Unvested outstanding as of December 31, 2019	1,246,641	$35.56	1.32	$44.33
(1)	Included are 30,135, 32,284, and 46,282 RSUs granted to non-employee members of the BOD during the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019 and 2018, the Company had $23.5 million and $18.0 million, respectively, of unrecognized compensation expense. The RSUs are expected to be recognized over a weighted-average period of 1.32 years and 1.41 years, as of December 31, 2019 and 2018, respectively.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense in the accompanying consolidated statements of income was $19.7 million, $13.1 million and $6.3 million during the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in corporate expenses and, in the case of certain property positions, general and administrative expenses in the Company’s Consolidated Statements of Income. We recognized a reduction in income tax expense of $1.5 million, $4.8 million and $1.0 million for the year ended December 31, 2019, 2018 and 2017, respectively, for excess tax benefits related to stock-based compensation.

A summary of the ERI Stock Option activity for the years ended December 31, 2017, 2018 and 2019:

		Weighted-
		Average
		Exercise
	Options	Price
Outstanding as of January 1, 2017 (1)	169,300	$9.94
Exchanged	1,351,168	10.12
Expired	(62,871)	4.63
Exercised	(1,185,745)	10.45
Outstanding as of December 31, 2017 (1)	271,852	9.63
Expired	(15,776)	10.89
Exercised	(120,120)	9.09
Outstanding as of December 31, 2018 (1)	135,956	9.96
Expired	—	—
Exercised	—	—
Outstanding as of December 31, 2019 (1)	135,956	$9.96
(1)	125,331, 119,505 and 228,143 options were exercisable as of December 31, 2019, 2018 and 2017, respectively. All outstanding options as of January 1, 2017 were exercisable.

No stock options were exercised for the year ended December 31, 2019. Cash received from the exercise of stock options was $0.2 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively.

As a result of the Isle Acquisition, at December 31, 2017, 10,809 exchanged Isle Restricted Stock Awards were outstanding at a weighted average grant date fair value of $19.13. These awards become fully vested during 2018 and no restricted stock units were outstanding as of December 31, 2019 and 2018.

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

The Company acquired 223,823 shares of common stock at an aggregate value of $9.1 million and an average of $40.80 per share during the year ended December 31, 2018. No shares were repurchased during the year ended December 31, 2019.

Note 16. Earnings per Share

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the years ended December 31, 2019, 2018 and 2017 (dollars in thousands, except per share amounts):

	2019	2018	2017
Net income available to common stockholders	$81,001	$95,235	$73,380

Shares outstanding:
Weighted average shares outstanding – basic	77,677,265	77,458,902	67,133,531
Effect of dilutive securities:
Stock options	105,845	119,418	98,294
RSUs	810,709	703,781	870,989
Weighted average shares outstanding – diluted	78,593,819	78,282,101	68,102,814

Net income per common share attributable to common stockholders – basic:	$1.04	$1.23	$1.09
Net income per common share attributable to common stockholders – diluted:	$1.03	$1.22	$1.08

Note 17. Fair Value Measurements

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

Marketable Securities: Marketable securities consist primarily of trading securities held the Company’s captive insurance subsidiary and shares in a publicly traded company. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1), quoted prices of identical assets in inactive markets, or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts we would expect to receive if we sold these marketable securities.

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

Lumiere Loan: The fair value of the Lumiere Loan approximates the carrying value, as the Company expects to satisfy the loan in less than one year at an amount equivalent to its fair value.

Acquisition‑Related Contingent Considerations: Contingent consideration related to the July 2003 acquisition of Scioto Downs represents the estimate of amounts to be paid to former stockholders of Scioto Downs under certain earn-out provisions. Acquisition related contingent considerations of $0.4 million and $0.5 million is included in accrued other liabilities on the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.

Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at December 31, 2019:

	December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$11,276	$2,050	$29,283	$42,609
Marketable securities	27,103	7,531	—	34,634

	December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$19,481	$4,467	$16,008	$39,956
Marketable securities	9,515	7,442	—	16,957

The change in restricted investments valued using Level 3 inputs for the years ended December 31, 2019 and 2018 are as follows:

	Level 3 Investment	Level 3 Other Liabilities
Fair value of investment and liabilities at December 31, 2017	$—	$—
Value of additional investment received	18,595	—
Unrealized loss	(2,587)	—
Fair value at December 31, 2018	—	—
Fair value of investment and liabilities at December 31, 2018	16,008	—
Non-cash consideration	27,329	(8,774)
Released from restrictions	(26,152)	13,076
Unrealized gain (loss)	12,098	(4,302)
Fair value at December 31, 2019	$29,283	$—

In November 2018, we entered into a 20-year agreement with TSG pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses. Pursuant to the terms of the TSG agreement, we received 1.1 million TSG common shares, and an additional $5.0 million in TSG common shares became payable to us upon TSG’s exercise of its first option, which shares we received in the fourth quarter of 2019. We may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in our markets. The initial 1.1 million TSG common shares were subject to a restriction on transfer and could not be sold until November 2019, and the TSG common shares that are payable to us in connection with TSG’s exercise of its first option may not be sold for a period of one year from the date such shares are issued.

At December 31, 2019, the fair value of the Company’s shares of TSG totaled $14.0 million and is included in cash and investments on the Consolidated Balance Sheets. Upon entry into the TSG agreement, the Company also recorded deferred revenue associated with the shares received and recognized revenue of $1.3 million during the year ended December 31, 2019. As of December 31, 2019, the balance of the TSG deferred revenue totaled $17.3 million and is recorded in other long-term liabilities on the Consolidated Balance Sheets. As part of the agreement with William Hill (see Note 7), the Company is obligated to pay William Hill US 50% of the proceeds received from selling the TSG shares. In December 2019 the Company sold approximately 0.5 million TSG common shares at the request of William Hill and in accordance with the terms of our agreement. Total net proceeds paid to William Hill after fees and estimated taxes was $12.6 million.

As noted above, the restriction on the TSG shares expired in November 2019. As such, the shares were transferred from a Level 3 investment to a Level 1 investment. There were no other transfers between Level 1, Level 2 and Level 3 investments.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
7% Senior Notes due 2023	$370,077	$390,938	$368,925	$385,312
6% Senior Notes due 2025	879,276	922,031	880,086	840,000
6% Senior Notes due 2026	582,042	662,250	580,370	567,000
Term Loan	490,768	498,127	938,324	916,088
Revolving Credit Facility	—	—	245,000	245,000
Lumière Loan	246,000	246,000	246,000	246,000
Other long-term debt	2,553	2,553	3,030	3,030

Note 18. Commitments and Contingencies

 Litigation. We are parties to various legal proceedings.  Such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations. While we maintain insurance coverage that we believe is adequate to mitigate the risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Merger Litigation

Eight putative class action lawsuits have been filed in connection with the Merger.  The Company has been named as a party in three of such actions: Cazer v. Caesars Entertainment Corp., et al, Civil Action No. A-19-801900-C, Eighth Judicial District Court Clark County, Nevada (9/13/2019), Gershman v. Caesars Entertainment Corp., et al, Civil Action No 1:19-cv-01720-UNA, United States District Court for the District of Delaware (9/12/2019), and Palkon v. Caesars Entertainment Corp., et al, Civil Action No. 1:19-cv-01679-UNA, United States District Court for the District of Delaware (9/9/2019).  In general, the complaints assert claims under sections 14(a), 20(a) and Rule 14a-9 of the Securities Exchange Act of 1934 challenging the adequacy of certain disclosures in the joint proxy statement/prospectus filed in connection with the Merger.  In addition, one of the complaints alleges state law breach of fiduciary duty claims against the Caesars directors.  The complaints seek, among other relief, an injunction preventing consummation of the Merger, damages in the event that the Merger is consummated and attorneys’ fees. The parties to the litigation have an agreement in principle to settle the claims. However, there can be no assurances that the claims will be settled on the expected terms or at all.

Securities Action

On September 23, 2019, the Company and certain of its officers were named as defendants in a putative class action complaint filed in the United States District Court for the District of New Jersey and captioned as Elberts v. Eldorado Resorts, Inc., Case No. 2:19-cv-18230-SRC-CLW.  The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated under the Securities Exchange Act of 1934.  The complaint alleges that the Company made material misstatements and/or omissions during the period from March 1, 2019 through September 2, 2019.  The allegations relate to disclosure concerning the subpoenas that certain of the Company’s directors and officers received from the SEC, which have been previously disclosed in the proxy statement/prospectus filed by the Company relating to the pending transaction with Caesars.  The SEC Investigation is ongoing. The complaint seeks unspecified damages on behalf of all persons and entities who purchased the Company’s securities during the period from March 1, 2019 through September 2, 2019.  The Boston Retirement System has been named as the lead plaintiff.  The Company intends to vigorously defend itself against these claims.

General

In addition, we are a party to various legal and administrative proceedings, which have arisen in the normal course of our business. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.

Collective Bargaining Agreements. As of December 31, 2019, we had approximately 15,500 employees and 18 collective bargaining agreements covering approximately 3,100 employees. Five collective bargaining agreements are scheduled to expire in 2020, and we are currently renegotiating one collective bargaining agreement that has expired. There can be no assurance that we will be able to extend or enter into replacement agreements. If we are able to extend or enter into replacement agreements, there can be no assurance as to whether the terms will be on comparable terms to the existing agreements.

Agreements with Horsemen and Pari-mutuel Clerks.  The Federal Interstate Horse Racing Act and the state racing laws in Ohio and Florida require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In Ohio and Florida, we must have an agreement with the representative of the horse owners. We have all the requisite agreements in place referenced in this sub section at Scioto Downs and Pompano. Certain agreements referenced above may be terminated upon written notice by either party.

Note 19. Related Parties

REI

As of December 31, 2019, REI owned approximately 14.4% of outstanding common stock of the Company. The directors of REI are Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano Family, including Gary L. Carano and Gene Carano, own the equity interests in REI. As such, the Carano Family has the ability to significantly influence the affairs of the Company. Donald L. Carano, who was formerly the president and a director of REI, received remuneration in the amount of $0.3 million in 2017, for his service to ERI and its subsidiaries. For each of the years ended December 31, 2019, 2018 and 2017, there were no related party transactions between the Company and the Carano Family other than compensation, including salary and equity incentives and the CSY Lease listed below.

Hotel Casino Management, Inc.

Prior to November 2017, Hotel Casino Management, Inc., which is beneficially owned by members of the Poncia family, including Raymond J. Poncia, owned more than 5% of the outstanding common stock of the Company. Raymond J. Poncia received remuneration in the amount of $0.2 million in each of 2019, 2018 and 2017 for services that he provided to ERI and its subsidiaries.

C. S. & Y. Associates

The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Rent pursuant to the CSY Lease amounted to $0.6 million in each of the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018 there were no amounts due to or from C.S. & Y. Associates.

Note 20. Segment Information

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

The following tables set forth, for the periods indicated, certain operating data for our five reportable segments:

	Year ended
	Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues and expenses
West:
Net operating revenues	$524,721	$483,532	$410,319
Depreciation and amortization	55,035	40,131	26,950
Operating income	84,992	84,548	66,108
Midwest:
Net operating revenues	378,577	397,008	268,879
Depreciation and amortization	25,145	33,083	20,997
Operating income	114,180	105,809	62,071
South:
Net operating revenues	463,133	461,181	338,259
Depreciation and amortization	39,165	37,357	25,307
Operating income	74,622	64,851	3,680
East:
Net operating revenues	674,758	571,272	462,835
Depreciation and amortization	48,064	27,913	30,517
Operating income	133,317	97,963	68,101
Central:
Net operating revenues	479,761	142,485	—
Depreciation and amortization	46,849	13,583	—
Operating income	105,772	24,240	—
Corporate:
Net operating revenues	7,299	529	506
Depreciation and amortization	7,267	5,362	2,120
Operating loss	(102,910)	(67,308)	(105,150)
Total Reportable Segments
Net operating revenues	$2,528,249	$2,056,007	$1,480,798
Depreciation and amortization	221,525	157,429	105,891
Operating income	$409,973	$310,103	$94,810
Reconciliations to consolidated net income:
Operating income	$409,973	$310,103	$94,810
Unallocated income and expenses:
Interest expense, net	(286,248)	(171,732)	(99,769)
Loss on early retirement of debt, net	(7,512)	(162)	(38,430)
Unrealized gain (loss) on restricted investment	8,765	(2,587)	—
(Provision) benefit for income taxes	(43,977)	(40,387)	116,769
Net income	$81,001	$95,235	$73,380

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Capital Expenditures, Net
West	$83,643	$75,297	$44,952
Midwest	13,550	18,889	9,115
South	21,956	18,149	7,672
East	34,978	19,334	9,794
Central	11,166	3,868	—
Corporate	5,473	11,878	11,628
Total	$170,766	$147,415	$83,161

	Balance Sheet as of December 31,
	2019	2018
	(in thousands)
Total Assets
West	$1,816,033	$1,710,375
Midwest	1,157,882	1,245,521
South	1,161,622	1,068,258
East	1,590,364	2,166,730
Central	1,539,894	1,457,961
Corporate, Other & Eliminations	(1,625,242)	(1,737,383)
Total	$5,640,553	$5,911,462

Note 21. Consolidating Condensed Financial Information

Certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026 and Credit Facility.

The following wholly-owned subsidiaries of the Company are guarantors, on a joint and several basis, under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026 and Credit Facility: Isle of Capri Casinos LLC; Eldorado Holdco LLC; Eldorado Resorts LLC; Eldorado Shreveport #1, LLC; Eldorado Shreveport #2, LLC; Eldorado Casino Shreveport Joint Venture; MTR Gaming Group, Inc.; Old PID, Inc. (f/k/a Presque Isle Downs, Inc.); Scioto Downs, Inc.; Eldorado Limited Liability Company; Circus and Eldorado Joint Venture, LLC; CC-Reno, LLC; CCR Newco, LLC; Black Hawk Holdings, L.L.C.; IC Holdings Colorado, Inc.; CCSC/Blackhawk, Inc.; Isle of Capri Black Hawk, L.L.C.; IOC-Black Hawk Distribution Company, LLC; IOC-Black Hawk County, Inc.; Isle of Capri Bettendorf, L.C.; PPI, Inc.; Pompano Park Holdings, L.L.C.; IOC-Lula, Inc.; IOC-Kansas City, Inc.; IOC-Boonville, Inc.; IOC-Vicksburg, Inc.; IOC-Vicksburg, L.L.C.; Rainbow Casino-Vicksburg Partnership, L.P.; IOC Holdings L.L.C.; St. Charles Gaming Company, L.L.C; Elgin Riverboat Resort-Riverboat Casino; Elgin Holdings I LLC; Elgin Holdings II LLC, PPI Development Holdings LLC; PPI Development LLC; Tropicana Entertainment, Inc.; New Tropicana Holdings, Inc.; New Tropicana OpCo, Inc.; TropWorld Games LLC; TEI R7 Investment LLC; Tropicana St. Louis LLC; TEI (ST. LOUIS RE), LLC; TEI (STLH), LLC; TEI (ES), LLC; Aztar Riverboat Holding Company, LLC; Aztar Indiana Gaming Company, LLC ; New Jazz Enterprises, LLC; Catfish Queen Partnership in Commendam; Centroplex Centre Convention Hotel, L.L.C.; Columbia Properties Tahoe, LLC; MB Development, LLC; Lighthouse Point, LLC; Tropicana Atlantic City Corp.; Tropicana St. Louis RE LLC, Tropicana Laughlin, LLC, ELDO FIT, LLC and CRS ANNEX, LLC. Each of the subsidiaries’ guarantees is joint and several with the guarantees of the other subsidiaries.

The consolidating condensed balance sheet as of December 31, 2019 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$79,522	$516,500	$21,725	$(13,104)	$604,643
Intercompany receivables	(562,128)	796,390	(1,786)	(232,476)	—
Investment in and advances to unconsolidated affiliates	127,062	8,769	(3)	—	135,828
Investments in subsidiaries	3,854,405	—	—	(3,854,405)	—
Property and equipment, net	17,552	2,596,344	628	—	2,614,524
Other assets	111,476	2,228,933	15,210	(70,061)	2,285,558
Total assets	$3,627,889	$6,146,936	$35,774	$(4,170,046)	$5,640,553

Current liabilities	$162,158	$524,346	$15,046	$(13,104)	$688,446
Intercompany payables	232,473	3	—	(232,476)	—
Long-term financing obligation to GLPI	—	970,519	—	—	970,519
Long-term debt, less current maturities	1,949,398	375,143	—	—	2,324,541
Deferred income tax liabilities	320	267,029	(22)	(70,061)	197,266
Other accrued liabilities	166,660	175,864	—	—	342,524
Stockholders’ equity	1,116,880	3,834,032	20,750	(3,854,405)	1,117,257
Total liabilities and stockholders’ equity	$3,627,889	$6,146,936	$35,774	$(4,170,046)	$5,640,553

The consolidating condensed balance sheet as of December 31, 2018 is as follows:

Balance Sheet	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$48,268	$497,309	$27,619	$—	$573,196
Intercompany receivables	—	7,831	28,042	(35,873)	—
Investment in and advances to unconsolidated affiliates	—	1,892	—	—	1,892
Investments in subsidiaries	3,648,961	—	—	(3,648,961)	—
Property and equipment, net	18,555	2,863,311	740	—	2,882,606
Other assets	35,072	2,423,807	26,674	(31,785)	2,453,768
Total assets	$3,750,856	$5,794,150	$83,075	$(3,716,619)	$5,911,462

Current liabilities	$48,579	$328,319	$25,279	$—	$402,177
Intercompany payables	10,873	—	25,000	(35,873)	—
Long-term financing obligation to GLPI	—	959,835	—	—	959,835
Long-term debt, less current maturities	2,640,046	621,193	34	—	3,261,273
Deferred income tax liabilities	—	231,795	—	(31,785)	200,010
Other accrued liabilities	22,206	36,808	—	—	59,014
Stockholders’ equity	1,029,152	3,616,200	32,762	(3,648,961)	$1,029,153
Total liabilities and stockholders’ equity	$3,750,856	$5,794,150	$83,075	$(3,716,619)	$5,911,462

The consolidating condensed statements of income for the year ended December 31, 2019 is as follows:

Statements of Income:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$1,803,515	$4,671	$—	$1,808,186
Non-gaming	6,751	707,063	6,249	—	720,063
Net revenues	6,751	2,510,578	10,920	—	2,528,249

Operating expenses:
Gaming and pari-mutuel commissions	—	799,163	3,164	—	802,327
Non-gaming	—	383,422	400	—	383,822
Marketing and promotions	—	129,123	250	—	129,373
General and administrative	—	475,549	1,202	—	476,751
Corporate	65,128	229	639	—	65,996
Impairment charges	—	958	—	—	958
Management fee	(22,334)	22,334	—	—	—
Depreciation and amortization	5,076	216,337	112	—	221,525
Total operating expenses	47,870	2,027,115	5,767	—	2,080,752

Gain on sale of asset or disposal of property and equipment	29,032	20,476	67	—	49,575
Transaction expenses	(83,498)	(914)	(246)	—	(84,658)
(Loss) from equity in unconsolidated affiliate	(2,656)	215	—	—	(2,441)
Operating (loss) income	(98,241)	503,240	4,974	—	409,973

Interest expense, net	(141,081)	(159,275)	14,108	—	(286,248)
Loss on early retirement of debt, net	(7,512)	—	—	—	(7,512)
Unrealized gain on restricted investment	8,765	—	—	—	8,765
Subsidiary income (loss)	210,144	—	—	(210,144)	—
Net (loss) income before income taxes	(27,925)	343,965	19,082	(210,144)	124,978
Income tax benefit (provision)	108,926	(148,308)	(4,595)	—	(43,977)
Net income (loss)	$81,001	$195,657	$14,487	$(210,144)	$81,001

The consolidating condensed statements of income for the year ended December 31, 2018 is as follows:

Statements of Income:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$1,522,559	$30,819	$—	$1,553,378
Non-gaming	11	492,692	9,926	—	502,629
Net revenues	11	2,015,251	40,745	—	2,056,007

Operating expenses:
Gaming and pari-mutuel commissions	—	728,709	20,580	—	749,289
Non-gaming	—	303,706	2,597	—	306,303
Marketing and promotions	—	104,402	1,759	—	106,161
General and administrative	—	342,185	7,413	—	349,598
Corporate	42,466	2,416	1,750	—	46,632
Impairment charges	—	9,815	3,787	—	13,602
Management fee	(25,340)	25,340	—	—	—
Depreciation and amortization	3,655	153,396	378	—	157,429
Total operating expenses	20,781	1,669,969	38,264	—	1,729,014

Loss on sale of asset or disposal of property and equipment	—	(828)	(7)	—	(835)
Proceeds from terminated sale	5,000	—	—	—	5,000
Transaction expenses	(11,369)	(9,473)	—	—	(20,842)
Loss from unconsolidated affiliate	—	(213)	—	—	(213)
Operating income (loss)	(27,139)	334,768	2,474	—	310,103

Interest expense, net	(115,745)	(54,226)	(1,761)	—	(171,732)
Loss on early retirement of debt, net	(162)	—	—	—	(162)
Unrealized loss on restricted investment	(2,587)	—			(2,587)
Subsidiary income (loss)	201,353	—	—	(201,353)	—
Net income (loss) before income taxes	55,720	280,542	713	(201,353)	135,622
Income tax benefit (provision)	39,515	(80,474)	572	—	(40,387)
Net income (loss)	$95,235	$200,068	$1,285	$(201,353)	$95,235

The consolidating condensed statements of income for the year ended December 31, 2017 is as follows:

Statements of Income:

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Revenues:
Gaming and pari-mutuel commissions	$—	$1,076,957	$22,070	$—	$1,099,027
Non-gaming	—	374,246	7,525	—	381,771
Net revenues	—	1,451,203	29,595	—	1,480,798
Operating expenses:
Gaming and pari-mutuel commissions	—	546,207	14,882	—	561,089
Non-gaming	—	250,160	2,419	—	252,579
Marketing and promotions	—	80,893	2,281	—	83,174
General and administrative	—	235,905	5,132	—	241,037
Corporate	31,620	(4,318)	3,437	—	30,739
Impairment charges	—	38,016	—	—	38,016
Management fee	(31,620)	31,620	—	—	—
Depreciation and amortization	1,030	104,454	407	—	105,891
Total operating expenses	1,030	1,282,937	28,558	—	1,312,525
Loss on sale of asset or disposal of property and equipment	(20)	(299)	—	—	(319)
Proceeds from terminated sale	—	20,000			20,000
Transaction expenses	(70,865)	(21,912)	—	—	(92,777)
Loss from unconsolidated affiliate	—	(367)	—	—	(367)
Operating income (loss)	(71,915)	165,688	1,037	—	94,810

Interest expense, net	(73,448)	(25,221)	(1,100)	—	(99,769)
Loss on early retirement of debt, net	(38,430)	—	—	—	(38,430)
Subsidiary income (loss)	205,251	—	—	(205,251)	—
Net income (loss) before income taxes	21,458	140,467	(63)	(205,251)	(43,389)
Income tax benefit (provision)	51,922	69,787	(4,940)	—	116,769
Net income (loss)	$73,380	$210,254	$(5,003)	$(205,251)	$73,380

The consolidating condensed statement of cash flows for the year ended December 31, 2019 is as follows:

Statement of Cash Flows

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net cash (used in) provided by operating activities	$(64,023)	$390,562	$(14,013)	$—	$312,526
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(5,380)	(165,386)	—	—	(170,766)
Proceeds from sale of investments	—	—	4,944	—	4,944
Proceeds from sale of businesses, property and equipment, net of cash sold	(208,911)	765,714	(20,670)	—	536,133
Investments in and advances to unconsolidated affiliate	(771)	—	—	—	(771)
Net cash (used in) provided by investing activities	(215,062)	600,328	(15,726)	—	369,540
FINANCING ACTIVITIES:
Payments on Term Loan	(458,000)	—	—	—	(458,000)
Borrowings under Revolving Credit Facility	33,000	—	—	—	33,000
Payments under Revolving Credit Facility	(278,000)	—	—	—	(278,000)
Net proceeds from (payments to) related parties	1,021,818	(1,051,647)	29,829	—	—
Debt issuance costs	(456)	—	—	—	(456)
Taxes paid related to net share settlement of equity awards	(8,247)	—	—	—	(8,247)
Payments on other long-term payables	(97)	(50)	(329)	—	(476)
Dividends (paid) received		7,900	(7,900)
Net cash provided by (used in) financing activities	310,018	(1,043,797)	21,600	—	(712,179)
Increase in cash, cash equivalents and restricted cash	30,933	(52,907)	(8,139)	—	(30,113)
Cash, cash equivalents and restricted cash, beginning of period	12,844	222,672	11,175	—	246,691
Cash, cash equivalents and restricted cash, end of period	$43,777	$169,765	$3,036	$—	$216,578

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$43,777	$159,739	2,801	$—	$206,317
Restricted cash	—	3,272	235	—	3,507
Restricted and escrow cash included in other noncurrent assets	—	6,754	—	—	6,754
Total cash, cash equivalents and restricted cash	$43,777	$169,765	$3,036	$—	$216,578

The consolidating condensed statement of cash flows for the year ended December 31, 2018 is as follows:

Statement of Cash Flows

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(65,836)	$387,576	$1,540	$—	$323,280
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(8,467)	(136,102)	(2,846)	—	(147,415)
Purchase of restricted investments	—	—	(8,008)	—	(8,008)
Proceeds from sale of property and equipment	—	1,002	—	—	1,002
Cash (used in) provided by business combinations	(1,010,175)	(103,052)	—	—	(1,113,227)
Investments in and advances to unconsolidated affiliate	—	(581)	—	—	(581)
Net cash used in investing activities	(1,018,642)	(238,733)	(10,854)	—	(1,268,229)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	600,000	246,000	—	—	846,000
Borrowings under Revolving Credit Facility	315,358	—	—	—	315,358
Payments under Revolving Credit Facility	(70,358)	—	—	—	(70,358)
Net proceeds from (payments to) related parties	285,026	(290,312)	5,286	—	—
Debt issuance costs	(25,758)	—	—	—	(25,758)
Taxes paid related to net share settlement of equity awards	(11,708)	—	—	—	(11,708)
Proceeds from exercise of stock options	154	—	—	—	154
Purchase of treasury stock	(9,131)	—	—	—	(9,131)
Payments on other long-term payables	(92)	(278)	(296)	—	(666)
Net cash provided by (used in) financing activities	1,083,491	(44,590)	4,990	—	1,043,891
Increase in cash, cash equivalents and restricted cash	(987)	104,253	(4,324)	—	98,942
Cash, cash equivalents and restricted cash, beginning of period	13,831	118,419	15,499	—	147,749
Cash, cash equivalents and restricted cash, end of period	$12,844	$222,672	$11,175	$—	$246,691

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$12,127	$208,697	9,928	$—	$230,752
Restricted cash	717	7,920	247	—	8,884
Restricted and escrow cash included in other noncurrent assets	—	6,055	1,000	—	7,055
Total cash, cash equivalents and restricted cash	$12,844	$222,672	$11,175	$—	$246,691

The consolidating condensed statement of cash flows for the year ended December 31, 2017 is as follows:

Statement of Cash Flows

	Eldorado Resorts, Inc. (Parent Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(44,737)	$170,553	$4,070	$—	$129,886
INVESTING ACTIVITIES:
Purchase of property and equipment, net	(11,073)	(70,449)	(1,639)	—	(83,161)
Proceeds from sale of property and equipment	—	135	—	—	135
Net cash (used in) provided by business combinations	(1,355,370)	37,103	5,216	—	(1,313,051)
Investments in and advances to unconsolidated affiliate	—	(604)	—	—	(604)
Net cash provided by (used in) investing activities	(1,366,443)	(33,815)	3,577	—	(1,396,681)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	2,325,000	—	—	—	2,325,000
Borrowings under Revolving Credit Facility	207,953	—	—	—	207,953
Payments under long-term debt	(911,875)	—	—	—	(911,875)
Payments under Revolving Credit Facility	(236,953)	—	—	—	(236,953)
Net proceeds from (payments to) related parties	72,011	(79,634)	7,623	—	—
Debt premium proceeds	27,500	—	—		27,500
Payments on other long-term payables	(43)	(318)	(172)	—	(533)
Debt issuance costs	(51,526)	—	—	—	(51,526)
Taxes paid related to net share settlement of equity awards	(11,365)	—	—	—	(11,365)
Proceeds from exercise of stock options	2,900	—	—	—	2,900
Net cash provided by (used in) financing activities	1,423,602	(79,952)	7,451	—	1,351,101
Increase in cash, cash equivalents and restricted cash	12,422	56,786	15,098	—	84,306
Cash, cash equivalents and restricted cash, beginning of period	1,409	61,633	401	—	63,443
Cash, cash equivalents and restricted cash, end of period	$13,831	$118,419	$15,499	$—	$147,749
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$13,202	$114,925	$6,469	$—	$134,596
Restricted cash	629	2,495	143	—	3,267
Restricted cash included in other noncurrent assets	—	999	8,887	—	9,886
Total cash, cash equivalents and restricted cash	$13,831	$118,419	$15,499	$—	$147,749

Note 22. Pending Acquisitions and Divestitures

Caesars Entertainment Corporation

On June 24, 2019, the Company entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”) with Caesars Entertainment Corporation (“Caesars”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into Caesars, with Caesars surviving as a wholly-owned subsidiary of the Company (the “Merger”). Based on the terms and subject to the conditions set forth in the Merger Agreement, the aggregate consideration payable by the Company in respect of outstanding shares of common stock of Caesars will be (a) an amount of cash equal to (i) the sum of (A) $8.40 plus (B) if applicable closing conditions set forth in the Merger Agreement are not satisfied by March 25, 2020, an amount equal to $0.003333 for each day from March 25, 2020 until the closing date of the Merger, multiplied by (ii) a number of shares of Caesars common stock equal to (A) 682,161,838 (which includes 8,271,660 shares being held in escrow trust to satisfy unsecured claims pursuant to the Third Amended Joint Plan of Reorganization, filed with the U.S. Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318, which shares are not entitled to vote) plus (B) the number of shares of Caesars common stock (the “Aggregate Caesars Share Amount”) issued after June 24, 2019 and prior to the effective time of the Merger pursuant to the exercise of certain equity awards issued under Caesars stock plans or conversion of Caesars’ outstanding convertible notes and (b) a number of shares of common stock of Eldorado equal to 0.0899 multiplied by the Aggregate Caesars Share Amount (such amount per share of Caesars common stock, the “Merger Consideration”).  Based on the number of shares of ERI and Caesars outstanding as of December 31, 2019, following the consummation of the Merger (assuming that all Caesars convertible notes are converted immediately following consummation of the Merger into $8.40 in cash (plus any cash constituting Merger Consideration that may become payable after March 25, 2020) and 0.0899 shares of common stock of Eldorado for each share of Caesars common stock into which such Caesars convertible notes were convertible immediately prior to the Merger), Eldorado and former Caesars stockholders will hold approximately 50.5% and 49.5%, respectively, of the combined company's outstanding shares of common stock.

The Merger Agreement contains customary representations and warranties by each of Caesars and Eldorado, and each party has agreed to customary covenants.

The Merger Agreement also contains termination rights for each of Caesars and Eldorado under certain circumstances. If the Merger Agreement is terminated in certain circumstances relating to changes in the recommendation of the board of directors of Caesars in favor of the Merger, entry by Caesars into an alternative transaction or in certain circumstances following the failure of Caesars stockholders to approve the Merger, Caesars will be required to pay Eldorado a termination fee of approximately $418.4 million. The Merger Agreement provides that if it is terminated in certain circumstances relating to changes in the recommendation of the board of directors of Eldorado in favor of the issuance of shares of Eldorado common stock in the Merger or in certain circumstances following the failure of Eldorado stockholders to approve such issuance, then Eldorado will be required to pay Caesars a termination fee of approximately $154.9 million. It also provides that each party will be obligated to reimburse the other party’s expenses for an amount not to exceed $50.0 million if the Merger Agreement is terminated because of the failure to obtain the required approval of such party’s stockholders (creditable against any termination fee that may subsequently be paid by such party). The Merger Agreement also provides that Eldorado will be obligated to pay a termination fee of approximately $836.8 million to Caesars if the Merger Agreement is terminated (i) due to a law or order relating to gaming or antitrust laws that prohibits or permanently enjoins the consummation of the transactions, (ii) because the required regulatory approvals were not obtained prior to June 24, 2020 (subject to extension to a date no later than December 24, 2020 pursuant to the Merger Agreement) or (iii) due to Eldorado willfully and materially breaching certain obligations with respect to the actions required to be taken by Eldorado to obtain required antitrust approvals.

Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, (1) the expiration or termination of any applicable waiting period under the HSR Act, and receipt of required gaming approvals, (2) the absence of any governmental order or law prohibiting the consummation of the Merger, (3) adoption of the Merger Agreement by holders of a majority of the outstanding shares of Caesars common stock, (4) the approval of the issuance of shares of Eldorado common stock in the Merger, (5) the effectiveness of the registration statement for Eldorado common stock to be issued in the Merger and the authorization for listing of those shares on the Nasdaq Stock Market, (6) absence of a material adverse effect on the other party, (7) the accuracy of the other party’s representations and warranties, subject to customary materiality standards, (8) compliance of the other party with its respective covenants under the Merger Agreement in all material respects and (9) conversion or certain amendments of, or another mutually agreed arrangement with respect to, Caesars’ 5.00% convertible senior notes due 2024.  Caesars’ stockholders adopted the Merger Agreement, and the Company’s stockholders approved the issues of shares of Eldorado common stock in the Merger, at separate special meetings of stockholders on November 15, 2019.  In addition, on November 27, 2019, Caesars entered into certain amendments with respect to Caesars’ 5.00% convertible senior notes due 2024.

In connection with the execution of the Merger Agreement, on June 24, 2019, the Company entered into a debt financing commitment letter (the “Initial Commitment Letter”) and related fee letters with JPMorgan Chase Bank, N.A., Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC, Macquarie Capital (USA) Inc. and Macquarie Capital Funding LLC (the “Initial Commitment Parties”). On July 19, 2019, the Company entered into an amended and restated commitment letter (as amended, the “A&R Commitment Letter”) and related fee letters, which amended and restated the Initial Commitment Letter and related fee letters in their entirety to, among other things, add additional arrangers and lenders, including Bank of America, N.A., BofA Securities, Inc., Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Bank USA, SunTrust Bank, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, KeyBank National Association, KeyBanc Capital Markets Inc., Fifth Third

Bank, and Citizens Bank, National Association (together with the Initial Commitment Parties, collectively, the “Commitment Parties”). Pursuant to the A&R Commitment Letter, the Commitment Parties committed to arrange and provide (i) the Company with: (w) a $1,000.0 million senior secured revolving credit facility, (x) a $3,000.0 million senior secured term loan B facility, (y) a $3,250.0 million senior secured 364-day bridge facility and (z) a $1,800.0 million senior unsecured bridge loan facility and (ii) Caesars Resort Collection, LLC, a subsidiary of Caesars, with a $2,400.0 million senior secured incremental term loan B facility (collectively, the “Debt Financing”). The proceeds of the Debt Financing will be used (a) to pay all or a portion of the cash consideration payable in the Merger, (b) to refinance all of the Company’s existing syndicated bank credit facilities and outstanding senior notes, (c) to refinance certain of Caesars’ and its subsidiaries’ existing debt, (d) to pay transaction fees and expenses related to the Merger and related transactions and (e) for working capital and general corporate purposes. The availability of the borrowings under the Debt Financing is subject to the satisfaction of certain customary conditions including the substantially concurrent closing of the Merger.

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

In connection with the execution of the Merger Agreement, on June 24, 2019, the Company entered into the MTA with VICI, pursuant to which, among other things, the Company has agreed, subject to the consummation of the Merger and the other applicable conditions set forth therein and in any related documents, (i) through one or more of its subsidiaries (after giving effect to the Merger) to consummate one or more sale and leaseback transactions with VICI and/or its affiliates with respect to certain property described in the MTA, including Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City (or, under certain circumstances, if necessary, certain replacement properties specified in the MTA), (ii) through one or more of its subsidiaries (after giving effect to the Merger) to amend the CPLV Lease, the Non-CPLV Lease and the Joliet Lease (each as defined in the MTA) in accordance with the terms of the MTA and receive certain consideration from VICI or its affiliates in respect thereof, (iii) to provide a guaranty in respect of each of the CPLV Lease, the Non-CPLV Lease and the Joliet Lease in accordance with the terms of the MTA, (iv) to enter into (or cause its applicable subsidiaries (after giving effect to the Merger) to enter into) certain right of first refusal agreements and a put-call right agreement in accordance with the terms of the MTA and (v) to undertake certain related transactions in connection with or related to the foregoing.  The Company expects to apply the proceeds of the VICI transactions to pay a portion of the cash consideration payable in the Merger and transaction expenses associated with the Merger and related transactions.

On September 26, 2019, the Company and VICI entered into definitive Purchase and Sale Agreements to effect the purchase and sale of Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City in connection with the transactions described in clause (i) of the preceding paragraph.

The Company expects that the Merger and related transactions will be consummated in the first half of 2020.

Maverick Gaming LLC

On January 13, 2020, we entered into a definitive agreement to sell Eldorado Resort Casino Shreveport for cash consideration of approximately $230 million, subject to a working capital adjustment.

The definitive agreement provides that the consummation of the sale is subject to receipt of required regulatory approvals, the prior or concurrent closing of the Merger and other customary conditions. The transaction is expected to close in 2020.

Eldorado Shreveport met the requirements for presentation as assets held for sale under generally accepted accounting principles as of January 13, 2020 and is not presented as assets held for sale as of the year ended December 31, 2019. Additionally, it did not meet the requirements for presentation as discontinued operations and will be included in income from continuing operations.

Note 23. Quarterly Data (Unaudited)

The following table sets forth certain consolidated quarterly financial information for the years ended December 31, 2019, 2018 and 2017. The quarterly information only includes the operations of Elgin from the Elgin Acquisition date through December 31, 2019, operations of Tropicana from the Tropicana Acquisition date through December 31, 2019 and operations of Isle from the Isle Acquisition Date through December 31, 2019.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2019:
Net revenues	635,823	637,121	663,181	592,124
Operating expenses	533,248	525,691	524,033	497,780
Operating income	123,604	102,550	124,907	58,912
Net income (loss)	$38,229	$18,936	$37,055	$(13,219)
Basic net income (loss) per common share	$0.49	$0.24	$0.48	$(0.17)
Diluted net income (loss) per common share	$0.49	$0.24	$0.47	$(0.17)
Weighted average shares outstanding—basic	77,567,147	77,682,759	77,721,353	77,735,826
Weighted average shares outstanding—diluted (1)	78,589,110	78,725,289	78,449,747	77,735,826
(1)

Excluded from “Weighted average shares outstanding-diluted” are 108,272 stock options and 765,050 RSUs for the three months ended December 31, 2019 as the inclusion of these shares would have an anti-dilutive effect.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2018:
Net revenues	440,192	456,802	487,253	671,760
Operating expenses	382,659	376,439	396,220	573,696
Operating income	54,194	77,414	91,769	86,726
Net income (loss)	$20,855	$36,796	$37,704	$(120)
Basic net income per common share	$0.27	$0.48	$0.49	$0.00
Diluted net income per common share	$0.27	$0.47	$0.48	$0.00
Weighted average shares outstanding—basic	77,353,730	77,458,584	77,522,664	77,503,732
Weighted average shares outstanding—diluted (2)	78,080,049	78,258,629	78,283,588	77,503,732

(2)

Excluded from “Weighted average shares outstanding-diluted” are 100,091 stock options and 905,420 RSUs for the three months ended December 31, 2018 as the inclusion of these shares would have an anti-dilutive effect

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
2017:
Net revenues	202,393	$375,626	$472,878	$429,901
Operating expenses	186,561	320,480	389,273	416,211
Operating income (loss)	14,028	(30,467)	81,493	29,756
Net income (loss)	$945	$(46,190)	$29,687	$88,938
Basic net income (loss) per common share	$0.02	$(0.68)	$0.39	$1.16
Diluted net income (loss) per common share	$0.02	$(0.68)	$0.38	$1.14
Weighted average shares outstanding—basic	47,120,751	67,453,095	76,902,070	76,961,015
Weighted average shares outstanding—diluted (3)	48,081,281	67,453,095	77,959,689	77,998,742
(3)

Excluded from “Weighted average shares outstanding-diluted” are 78,435 stock options and 937,661 RSUs for the three months ended June 30, 2017 as the inclusion of these shares would have an anti-dilutive effect.

ELDORADO RESORTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)

Column A	Column B Balance at Beginning of Period	Column C Acquisitions	Column D Additions(1)	Column E Deductions(2)	Column F Balance at End of Period
Year ended December 31, 2019:
Allowance for doubtful accounts	$3,674	$587	$1,462	$1,095	$4,628
Year ended December 31, 2018:
Allowance for doubtful accounts	$1,220	$2,394	$1,407	$1,347	$3,674
Year ended December 31, 2017:
Allowance for doubtful accounts	$1,221	$461	$531	$993	$1,220

(1)	Amounts charged to costs and expenses, net of recoveries.
(2)	Uncollectible accounts written off, net of recoveries of $0.0 million, $0.1 million and $0.7 million in 2019, 2018 and 2017, respectively.