Form 10-K/A
period 2019-12-31
Eldorado Resorts, Inc.
filed 2020-04-29
CIK 1590895

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
 12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
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
As of April 24, 2020, there were 77,811,178 outstanding shares of the Registrant’s Common Stock, net of treasury shares.
Documents Incorporated by Reference
None.

Explanatory Note
Eldorado Resorts, Inc. (“ERI”, the “Company,” “we,” “us” or “our”) filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 (“Form
10-K”)
with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2020. The Company is filing this Amendment No. 1 to the Form
10-K,
or “Form
10-K/A,”
solely to revise Part III of the report to include the information previously omitted from the Form
10-K.
This Amendment No. 1 to the report continues to speak as of the date of filing of the report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the report to reflect any events that occurred at a date subsequent to the filing of the report.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation
S-K
promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.

ELDORADO RESORTS, INC.
ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2019
i

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Directors
The following table identifies the current members of our Board of Directors (the “Board”) as of April 24, 2020.

Name	Age	Position and Office Held
Gary L. Carano	68	Executive Chairman of the Board
Bonnie Biumi (1)	58	Director
Frank J. Fahrenkopf (2)(4)	80	Director
James B. Hawkins (1)(3)	64	Director
Gregory J. Kozicz (3)	58	Director
Michael E. Pegram (2)(3)	68	Director
Thomas R. Reeg	48	Director; Chief Executive Officer
David P. Tomick (1)(4)(5)	68	Director
Roger P. Wagner (3)(4)	72	Director

(1)	Member of the Audit Committee
(2)	Member of the Compliance Committee
(3)	Member of the Compensation Committee
(4)	Member of the Nominating & Governance Committee
(5)	Lead Independent Director
The following briefly describes the business experience and educational background of each nominee for director and details the Board’s reasons for selecting each nominee for service on the Board.
Gary L. Carano
, 68, has been Chairman of our Board of Directors since September 2014 and was our Chief Executive Officer from September 2014 until December 31, 2018, when he became Executive Chairman of our Board of Directors. Previously, Mr. Gary L. Carano served as President and Chief Operating Officer of Eldorado Resorts LLC from 2004 to September 2014, and as President and Chief Operating Officer of Eldorado HoldCo LLC from 2009 to September 2014. Mr. Gary L. Carano served as the General Manager and Chief Executive Officer of the Silver Legacy Resort Casino from its opening in 1995 to September 2014. Mr. Gary L. Carano serves on the board of directors of Recreational Enterprises, Inc., a stockholder of the Company. Mr. Gary L. Carano has served on a number of charitable boards and foundations in the state of Nevada. Mr. Gary L. Carano holds a Bachelor’s degree in Business Administration from the University of Nevada, Reno. In May 2012, Silver Legacy filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Nevada. Silver Legacy emerged from its Chapter 11 reorganization proceedings in November 2012. Mr. Gary L. Carano has been selected to serve as director because of his extensive experience in the gaming and hospitality industry and because of his familiarity with the business of Eldorado Resorts, Inc. Mr. Gary L. Carano is Mr. Anthony L. Carano’s father.

Bonnie Biumi
, 58, was a director of Isle of Capri from October 2012 until May 1, 2017, at which time she was appointed to the Board of Directors in accordance with the provisions of the merger agreement with Isle of Capri. Ms. Biumi was President and Chief Financial Officer from 2007 to 2012 of Kerzner International Resorts, a developer, owner and operator of destination resorts, casinos and hotels. Previously, she held senior level financial positions at NCL Corporation, Ltd., Royal Caribbean Cruises, Ltd., Neff Corporation, Peoples Telephone Company, Inc. and Price Waterhouse. Ms. Biumi was a member of the board of directors of Home Properties, Inc., a publicly-traded company, from October 2013 to October 2015, and she is currently a member of the board of directors of Retail Properties of America, Inc., a publicly-traded company, where she serves as a member of the audit committee and chair of the compensation committee. She is a Certified Public Accountant. Ms. Biumi has been selected to serve as a director because of her extensive experience in corporate finance and accounting, investor relations, capital and strategic planning, mergers and acquisitions, as well as her service on the boards of other public companies. Ms. Biumi brings to the Board of Directors important perspectives with respect to leadership, financial and risk management.
Frank J. Fahrenkopf
, 80, has served on our Board of Directors since September 2014. He served as President and Chief Executive Officer of the American Gaming Association (“AGA”), an organization that represents the commercial casino-entertainment
industry by addressing federal legislation and regulatory issues, from 1995 until June 2013. At the AGA, Mr. Fahrenkopf was the national advocate for the commercial casino industry and was responsible for positioning the AGA to address regulatory, political and educational issues affecting the gaming industry. Mr. Fahrenkopf is currently co-chairman
of the Commission on Presidential Debates, which he founded and which conducts debates among presidential candidates. He serves as a board member of the International Republican Institute, which he founded. He also founded the National Endowment for Democracy, where he served as Vice Chairman and a board member from 1983 to 1992. Mr. Fahrenkopf served as chairman of the Republican National Committee from 1983 to 1989. Prior to his role at AGA, Mr. Fahrenkopf was a partner at Hogan & Hartson, where he regularly represented clients before the Nevada gaming regulatory authorities. Mr. Fahrenkopf served as the first Chairman of the American Bar Association Committee on Gaming Law and was a founding Trustee and President of the International Association of Gaming Attorneys. Mr. Fahrenkopf also sits on the board of directors of 12
NYSE-listed
public companies: First Republic Bank, Gabelli Equity Trust, Inc., Gabelli Utility Trust, Gabelli Global Multimedia Trust, Gabelli Dividend and Income Trust, Gabelli Gold and Natural Resources, Gabelli Small & Midcap Value Fund, Gabelli Goanywhere Trust, Gabelli Natural Resources, Gold & Income Trust, Gabelli NextShares Trust, Bankcroft Fund, and Ellsworth Growth & Income Trust. He is a graduate of the University of Nevada, Reno and holds a Juris Doctor from the University of California Berkeley School of Law. Mr. Fahrenkopf has been selected to serve as a director because of his extensive knowledge of gaming regulatory matters, his relevant legal experience and his experience as a director of many organizations.
James B. Hawkins
, 64, has served on our Board of Directors since September 2014. Mr. Hawkins served as Chief Executive Officer and on the board of directors of Natus Medical Incorporated (“Natus”) from April 2004 to July 2018, and as President of Natus from June 2013 to July 2018 and from April 2004 to January 2011. Mr. Hawkins has served as a director of OSI Systems, a publicly traded company that develops and markets security and inspection systems, since December 2015, and as a director of Iradimed Corporation, a publicly traded company that provides non-magnetic
intravenous infusion pump systems, since [DATE] and from 2005 until June 2016. Mr. Hawkins previously served as a director of Digirad Corporation, a publicly traded company that provides diagnostic solutions in the science of imaging, from June 2012 until December 2014. Prior to joining Natus, Mr. Hawkins was President, Chief Executive Officer and on the board of directors of Invivo Corporation, a developer and manufacturer of vital sign monitoring equipment, and its predecessor, from 1985 until 2004, and as Secretary from 1986 until 2004. Mr. Hawkins earned a Bachelor’s degree in Business Commerce from Santa Clara University and an MBA from San Francisco State University. Mr. Hawkins has been selected to serve as a director because of his extensive experience in executive management oversight and as a director of multiple publicly traded companies.
Gregory J. Kozicz
,
58, was a director Isle of Capri from January 2010 to May 1, 2017, at which time he was appointed to our Board of Directors in accordance with the provisions of the merger agreement with Isle of Capri. Mr. Kozicz is chief executive officer of Alberici Corporation, a St. Louis-based diversified construction, engineering and steel fabrication company. He also served on the Eighth District Real Estate Industry Council of the Federal Reserve Bank of St. Louis from 2006-2016. He has served as president and chief executive officer of Alberici Corporation and Alberici Constructors since 2005 and June 2004, respectively. Prior to his current roles, Kozicz was president of Alberici Constructors Ltd. (Canada). Before joining Alberici in 2001, Kozicz served as a corporate officer and divisional president for Aecon, a publicly-traded construction, engineering and fabrication company. Mr. Kozicz has been selected to serve as a director because he brings extensive experience in the areas of construction, corporate leadership and executive management. Mr. Kozicz has served in various leadership roles and brings important perspectives to the Board of Directors particularly in the area of both private and public companies.

Michael E. Pegram
, 68, has served on our Board of Directors since September 2014. Mr. Pegram has been a partner in the Carson Valley Inn in Minden, Nevada since June 2009 and a partner in the Bodines Casino in Carson City, Nevada since January 2007. Mr. Pegram has more than thirty years of experience owning and operating twenty-five
successful McDonald’s franchises. Mr. Pegram currently serves as a director of, and is the former Chairman of, the Thoroughbred Owners of California and has been the owner of a number of racehorses, including 1998 Kentucky Derby and Preakness Stakes winner,
Real Quiet
, 2010 Preakness Stakes winner,
Lookin at Lucky
, 1998 Breeders’ Cup Juvenile Fillies winner and 1999 Kentucky Oaks winner,
Silverbulletday
, 2001 Dubai World Cup winner,
Captain Steve
, and the 2007 and 2008 Breeders’ Cup Sprint winner,
Midnight Lute
. Additionally, Mr. Pegram has served as a director of Skagit State Bancorp since April 1997. Mr. Pegram has been selected to serve as a director because of his extensive experience in the horse racing industry and as an investor, business owner, and director of various companies.
David P. Tomick
, 68, has served on our Board of Directors since September 2014. Mr. Tomick co-founded
Securus, Inc., a company involved in the GPS monitoring and Personal Emergency Response business, and served as its Chief Financial Officer from 2008 to 2010 and as its Chairman from 2010 to March 2015. From 1997 to 2004 Mr. Tomick was Executive Vice President and Chief Financial Officer of SpectraSite, Inc., a
NYSE-listed,
wireless tower company. Mr. Tomick was, from 1994 to 1997, the Chief Financial Officer of Masada Security, a company involved in the security monitoring business and, from 1988 to 1994, the Vice
President-Finance
of Falcon Cable TV, where he was responsible for debt management, mergers and acquisitions, equity origination and investor relations. Prior to 1988, he managed a team of corporate finance professionals focusing on the communications industry for The First National Bank of Chicago. Mr. Tomick currently serves on the board of directors of Gryppers, Inc., Autocam Medical and First Choice Packaging and has served on the board of directors of the following organizations: Autocam Corporation, NuLink Digital and TransLoc, Inc. Mr. Tomick received his bachelor’s degree from Denison University and a masters of business administration from The Kellogg School of Management at Northwestern University. Mr. Tomick has been selected to serve as a director because of his financial and management expertise and his extensive experience with respect to raising capital, mergers and acquisitions, corporate governance and investor relations.
Roger P. Wagner
, 72, has served on our Board of Directors since September 2014 and was a member of the board of directors of MTR Gaming Group, Inc. (“MTR”) from July 2010 to September 2014. Mr. Wagner has over forty years of experience in the gaming and hotel management industry. Mr. Wagner was a founding partner of House Advantage, LLC, a gaming consulting group that focuses on assisting gaming companies in improving market share and bottom line profits. Mr. Wagner served as Chief Operating Officer for Binion Enterprises LLC from 2008 to 2010, assisting Jack Binion in identifying gaming opportunities. From 2005 to 2007, Mr. Wagner served as Chief Operating Officer of Resorts International Holdings. Mr. Wagner served as President of Horseshoe Gaming Holding Corp. from 2001 until its sale in 2004 and as its Senior Vice President and Chief Operating Officer from 1998 to 2001. Prior to joining Horseshoe, Mr. Wagner served as President of the development company for Trump Hotels & Casino Resorts from 1996 to 1998, President and Chief Operating Officer of Trump Castle Casino Resort from 1991 to 1996 and President and Chief Operating Officer of Claridge Casino Hotel from 1983 to 1991. Prior to his employment by Claridge Casino Hotel, he was employed in various capacities by the Edgewater Hotel Casino, Sands Hotel Casino, MGM Grand Casino—Reno, Frontier Hotel Casino and Dunes Hotel Casino. Mr. Wagner holds a Bachelor of Science from the University of Nevada Las Vegas in Hotel Administration. Mr. Wagner has been selected to serve as a director because of his extensive experience in the gaming and hospitality industry.
Thomas R. Reeg
, 48, has served on our Board of Directors since September 2014, served as Chief Financial Officer from March 2016 to May 2019 and became our Chief Executive Officer in January 2019. Mr. Reeg served as our President from September 2014 until December 31, 2018. Mr. Reeg served as a member of the board of managers of Eldorado Resorts LLC from December 2007 to September 2014, as Senior Vice President of Strategic Development for Resorts from January 2011 to September 2014 and a member of the executive committee of Silver Legacy (which is the governing body of Silver Legacy) from August 2011 through August 2014. Mr. Reeg serves on the board of directors of Recreational Enterprises, Inc., a stockholder of the Company. From September 2005 to November 2010, Mr. Reeg was a Senior Managing Director and founding partner of Newport Global Advisors L.P., which was an indirect stockholder of ours. Mr. Reeg was a member of the board of managers of NGA HoldCo, LLC, which was a stockholder of ours, from 2007 through 2011 and served on the board of directors of Autocam Corporation from 2007 to 2010. From 2002 to 2005 Mr. Reeg was a Managing Director and portfolio manager at AIG Global Investment Group (“AIG”), where he was responsible for co-management
of the
high-yield
mutual fund portfolios. Prior to his role at AIG, Mr. Reeg was a senior high-yield
research analyst covering various sectors, including the casino, lodging and leisure sectors, at Bank One Capital Markets. Mr. Reeg holds a Bachelor of Business Administration in Finance from the University of Notre Dame and is a Chartered Financial Analyst. Mr. Reeg has been selected to serve as a director because of his extensive financial experience and his familiarity with the business of Eldorado Resorts, Inc.

Information about our Executive Officers
The following table identifies each of our executive officers (other than those executive officers who are also members of our Board identified above) as of April 24, 2020:

Name	Age	Position and Office Held
Anthony Carano	38	Executive Vice President, General Counsel and Secretary
Bret Yunker	43	Chief Financial Officer
Edmund L. Quatmann, Jr.	49	Executive Vice President, Chief Legal Officer and Secretary
The following briefly describes the business experience and educational background of each of our executive officers (other than those executive officers who are also members of our Board identified above) as of April 24, 2020:
Anthony L. Carano
, 38, became our Executive Vice President, General Counsel and Secretary in September 2014, Executive Vice President of Operations in August 2016, Executive Vice President and Chief Operating Officer in May 2017 and President and Chief Operating Officer in January 2019. Prior to joining us, Mr. Anthony L. Carano was an attorney at the Nevada law firm of McDonald Carano Wilson, LLP, where his practice was devoted primarily to transactional, gaming and regulatory law. Mr. Anthony L. Carano holds a B.A. from the University of Nevada, his J.D. from the University of San Francisco, School of Law and his M.B.A. in Finance from the University of San Francisco, School of Business. Anthony L. Carano is Gary L. Carano’s son.
Edmund L. Quatmann, Jr.
, 49, became our Executive Vice President, Chief Legal Officer and Secretary in May 2017. Prior to joining us, Mr. Quatmann served as the Chief Legal Officer and Secretary for Isle of Capri Casinos, Inc. from July 2008 until our merger with Isle of Capri in May 2017. Mr. Quatmann holds a B.S. from Purdue University and a J.D. from St. Louis University School of Law.
Bret Yunker
, 43, became our Chief Financial Officer in May 2019. Prior to joining us, Mr. Yunker served as a managing director of JP Morgan Chase & Co. in its Real Estate Investment Banking Group since 2013, providing advisory and capital markets execution (both debt and equity) services to clients across several sectors in the gaming industry, including casino operators, gaming equipment and system suppliers, REITs, lottery service providers and online gaming companies. Prior to joining JP Morgan Chase & Co., Mr. Yunker was employed for fourteen years in various positions at Bank of America Merrill Lynch covering gaming and leisure companies. Mr. Yunker holds a B.S. in business administration from the University of Southern California.
Corporate Governance
The Board held fifteen (15) meetings and acted four (4) times by written consent during the year ended December 31, 2019. Each current director attended at least 75% of the aggregate number of all meetings of the Board of Directors and committees of which he or she was a member (from the time of the appointment to such committee) during such year.
To effectively support its responsibilities, the Board has four committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Compliance Committee. Each committee is currently comprised of independent directors. For a director to be considered independent, the director must meet the bright line independence standards under the listing standards of The NASDAQ Stock Market, Inc. (“NASDAQ”) and the Board must affirmatively determine that the director has no material relationship with us, directly, or as a partner, stockholder or officer of an organization that has a relationship with us. The Board determines director independence based on an analysis of the independence requirements of the NASDAQ listing standards. In addition, the Board will consider all relevant facts and circumstances in making an independence determination. The Board also considers all commercial, industrial, banking, consulting, legal, accounting, charitable, familial or other business relationships any director may have with us. The Board has determined that the following seven directors satisfy the independence requirements of NASDAQ: Bonnie Biumi, Frank J. Fahrenkopf, James B. Hawkins, Gregory J. Kozicz, Michael E. Pegram, David P. Tomick and Roger P. Wagner.

Audit Committee
The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to oversee our corporate accounting and financial reporting processes and audits of our financial statements. Our Audit Committee currently consists of Mr. Tomick, as Chair, and Ms. Biumi and Mr. Hawkins, all of whom are independent directors. During the year ended December 31, 2019, the Audit Committee held four (4) meetings. The Audit Committee’s responsibilities are discussed in a written charter adopted by the Board of Directors. The Audit Committee charter is available on our Internet website at ir.eldoradoresorts.com under “Governance—Governance Documents.” Our website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form
10-K/
A or our other filings with the Securities and Exchange Commission.
Audit Committee Financial Expert
. The Securities and Exchange Commission adopted a rule requiring disclosure concerning the presence of at least one “audit committee financial expert” on audit committees. Our Board has determined that each of Ms. Biumi and Messrs. Hawkins and Tomick qualify as an “audit committee financial expert” as defined by the Securities and Exchange Commission and that each of them is independent, as independence for Audit Committee members is defined pursuant to the applicable NASDAQ listing requirements.
Compensation Committee
Our Compensation Committee currently consists of Messrs. Wagner, as Chair, Hawkins, Kozicz and Pegram. The Board has determined that each of Messrs. Wagner, Hawkins, Kozicz and Pegram meet the NASDAQ independence requirements. The Compensation Committee’s responsibilities are outlined in a written charter adopted by the Board of Directors. During the year ended December 31, 2019, the Compensation Committee held five (5) meetings. The Compensation Committee charter is available on our Internet website at ir.eldoradoresorts.com under “Governance—Governance Documents.”
Except as otherwise delegated by the Board of Directors or the Compensation Committee, the Compensation Committee acts on behalf of the Board with respect to compensation matters. The Compensation Committee makes recommendations (and, where appropriate, makes determinations) with respect to salaries, bonuses, restricted stock, and deferred compensation for our executive officers as well as the policies underlying the methods by which we compensate our executives. The Compensation Committee may form and delegate authority to subcommittees and may delegate authority to one or more designated Compensation Committee members to perform certain of its duties on its behalf, including, to the extent permitted by applicable law, the delegation to a subcommittee of one director the authority to grant stock options and equity awards. The Compensation Committee reviews the recommendations of our Chief Executive Officer (“CEO”) with respect to individual elements of the total compensation of our executive officers (other than the CEO) and key management.
Compensation Policies and Risk Management
. It is the responsibility of the Compensation Committee to review our compensation policies and practices in the context of their potential encouragement of excessive risk-taking
behavior. We believe that any risks arising from our current compensation policies and practices are not reasonably likely to have a material adverse effect on us. As described in the section entitled “
Compensation Discussion and Analysis
” below, we continue to review and develop our compensation policies with the objective of ensuring that management incentives promote disciplined, sustainable achievement of our long-term
goals.
Nominating and Governance Committee
Our Nominating and Governance Committee currently consists of Messrs. Fahrenkopf, as Chair, Tomick, and Wagner. The Nominating and Governance Committee’s responsibilities are discussed in a written charter adopted by the Board of Directors. The Nominating and Governance Committee charter is available on our Internet website at ir.eldoradoresorts.com under “Governance—Governance Documents.” Our Board of Directors has determined that each of the members of the Nominating and Governance Committee is “independent” within the meaning of the general independence standards in the listing standards of NASDAQ. During the year ended December 31, 2019, the Nominating and Governance Committee held four (4) meetings. The primary purposes and responsibilities of the Nominating and Governance Committee are to (1) identify and vet individuals qualified to become directors, consistent with the criteria approved by our Board of Directors set forth in the Nominating and Governance Committee Charter, (2) nominate qualified individuals for election to the Board of Directors at the next annual meeting of stockholders, and (3) in consultation with the Chairperson of the Board, review the operational relationship of the various committees of the Board as set forth in the Nominating and Governance Committee Charter.

Director Candidate Recommendations and Nominations by Stockholders
. The Nominating and Governance Committee’s Charter provides that the Nominating and Governance Committee will consider director candidate nominations by stockholders. In evaluating nominations received from stockholders, the Nominating and Governance Committee will apply the same criteria and follow the same process set forth in the Nominating and Governance Committee Charter as it would with its own nominations. There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the Nominating and Governance Committee as potential nominees for director since such procedures were last described in our annual proxy statement filed with the SEC on April 26, 2019.
Nominating and Governance Committee Process for Identifying and Evaluating Director Candidates
. The Nominating and Governance Committee identifies and evaluates all director candidates in accordance with the director qualification standards described in the Nominating and Governance Committee Charter. In identifying candidates, the Nominating and Governance Committee has the authority to engage and terminate any third-party
search firm that is used to identify director candidates and has the authority to approve the fees and retention terms of any search firm. The Nominating and Governance Committee evaluates any candidate’s qualifications to serve as a member of our Board based on the totality of the merits of the candidate and not based on minimum qualifications or attributes. In evaluating a candidate, the Nominating and Governance Committee takes into account the background and expertise of individual Board members as well as the background and expertise of our Board as a whole. In addition, the Nominating and Governance Committee evaluates a candidate’s independence and his or her background and expertise in the context of our Board’s needs. The Nominating and Governance Committee Charter requires that the Nominating and Governance Committee ascertain that each nominee has: (i) demonstrated business and industry experience that is relevant to us; (ii) the ability to meet the suitability requirements of all relevant regulatory agencies; (iii) freedom from potential conflicts of interest with us and independence from management with respect to independent director nominees; (iv) the ability to represent the interests of stockholders; (v) the ability to demonstrate a reasonable level of financial literacy; (vi) the availability to work with us and dedicate sufficient time and energy to his or her board duties; (vii) an established reputation for good character, honesty, integrity, prudent business skills, leadership abilities as well as moral and ethical bearing; and (viii) the ability to work constructively with our other directors and management. The Nominating and Governance Committee may also take into consideration whether a candidate’s background and skills meet any specific needs of the Board that the Nominating and Governance Committee has identified and will take into account diversity in professional and personal experience, background, skills, race, gender and other factors of diversity that it considers relevant to the needs of the Board. The Nominating and Governance Committee does not have a formal policy regarding diversity in identifying candidates; however, the Nominating and Governance Committee may consider periodically, at the request of the Board, the desired composition of the Board, including such factors as expertise and diversity.
Compliance Committee
As a publicly traded corporation registered with and licensed by multiple regulatory bodies and as required by the Nevada Gaming Commission and the Mississippi Gaming Commission, we maintain a Compliance Committee which implements and administers our Compliance Plan. The Compliance Committee’s duties include investigating key employees, vendors of goods and services, sources of financing, consultants, lobbyists and others who wish to do substantial business with us or our subsidiaries and making recommendations to our management concerning suitability. Our Compliance Committee currently includes independent directors Messrs. Fahrenkopf and Pegram, and non-director
members A.J. “Bud” Hicks (who serves as the chairperson and an independent member of the Committee), Anthony L. Carano, Stephanie Lepori and Jeffrey Hendricks (who serves as the Compliance Officer). Mr. Edmund L. Quatmann, Jr. also serves as an ex-officio
member of the Committee. The Compliance Committee held four (4) meetings in 2019.
Code of Ethics
We have adopted a code of ethics and business conduct applicable to all directors and employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The code of ethics and business conduct is posted on our website, http://www.eldoradoresorts.com (accessible through the “Corporate Governance” caption of the Investor Relations page) and a printed copy will be delivered on request by writing to the Corporate Secretary at Eldorado Resorts, Inc., c/o Corporate Secretary, 100 West Liberty Street, Suite 1150, Reno, NV 89501. We intend to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of our code of ethics and business conduct by posting such information on our website.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of the shares of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the years ended December 31, 2019, except that a Form 4 for Mr. Kozicz reporting one transaction was filed late.

Item 11.	Executive Compensation.

Compensation Discussion & Analysis
In this Compensation Discussion and Analysis (“CD&A”), we describe the material components of our executive pay programs for our named executive officers for 2019 (sometimes referred to herein as our “NEOs”).
For 2019, our NEOs and the titles they held as of the last day of 2019 are as follows:
•	Gary L. Carano, Executive Chairman of the Board

•	Thomas R. Reeg, Chief Executive Officer and member of the Board

•	Bret Yunker, Chief Financial Officer

•	Anthony L. Carano, President and Chief Operating Officer

•	Edmund L. Quatmann, Jr., Executive Vice President and Chief Legal Officer

Effective January 1, 2019, Mr. Gary L. Carano became Executive Chairman of the Board of Directors, Mr. Reeg became Chief Executive Officer and Mr. Anthony L. Carano became President and Chief Operating Officer. On February 1, 2019, we entered into an employment agreement with Bret Yunker to serve as our Chief Financial Officer. Mr. Yunker’s employment with us began on May 2, 2019.
This CD&A provides an overview and explanation of:
•	our compensation programs and policies for certain of our named executive officers identified below;

•	the compensation decisions made by the Compensation Committee under those programs and policies; and

•	the material factors that the Compensation Committee considered in making those decisions.

Results of 2019 Advisory Vote on Executive Compensation
(“Say-on-Pay”)
The Compensation Committee and our Board considered the results of the advisory, non-binding
stockholder vote to approve executive compensation presented at our 2019 Annual Meeting, where over 99% of votes cast approved the compensation program described in our proxy statement for the 2019 Annual Meeting. We currently hold such say-on-pay
votes on an annual basis. The Compensation Committee takes seriously its role in the governance of our compensation programs and values thoughtful input from our stockholders, and may consider the result of future say-on-pay
votes in connection with making future compensation-related decisions to the extent it deems it appropriate to do so. Any changes made to our executive compensation programs for 2019 were based on the Compensation Committee’s ongoing review and assessment of such programs and were not made solely as a result of the 2019 say-on-pay
vote.

Key Features of Our Executive Compensation Program

What We Do		What We Don’t Do
✓	Maintain stock ownership guidelines for NEOs and directors	✘	No change-in-control severance multiple in excess of three times annual base salary and target annual bonus
✓	Set maximum payout limit on our annual incentive plan and long-term incentive plan awards	✘	No excise tax gross-ups upon a change-in-control
✓
For 2019, emphasize pay for performance, with 82% of our Chief Executive Officer’s total pay opportunity being performance-based “at risk” compensation and an average of 74% being performance-based “at risk” compensation for our other NEOs
		✘	No re-pricing or cash buyout of underwater stock options or SARs is allowed
✓
Have an executive compensation clawback policy that allows us to recover excess cash and equity-based or equity-linked incentive compensation paid to executives in various circumstances
Set maximum amount of compensation that may be paid to any single non-employee
member of the Board in respect of any fiscal year
		✘	No enhanced retirement benefits for named executive officers
✓	Set maximum amount of compensation that may be paid to any single non-employee member of the Board in respect of any fiscal year
✓	Retain an independent compensation consultant reporting directly to the Compensation Committee
✓	Prohibit puts, calls and short sales of our securities

Our Compensation Strategy
Our executive compensation program is designed to attract, motivate and retain critical executive talent, and to motivate actions that drive profitable growth and enhance long-term
value for our stockholders. This program includes base salary and performance-based
incentives (including both
cash-based
and
equity-based
incentives) and is designed to be flexible, market competitive, reward achievement of difficult but fair performance criteria, and enhance stock ownership at the executive level. Our philosophy is that clear, distinct and attainable goals should be established in order to enable the assessment of performance by the Compensation Committee.
Pursuant to that philosophy, the Compensation Committee is guided by the general principles that compensation should be designed to:
•	enhance stockholder value by focusing our executives’ efforts on the specific performance metrics that drive enterprise value;

•	attract, motivate, and retain highly-qualified executives committed to our long-term success;

•	assure that our executives receive reasonable compensation opportunities relative to their peers at similar companies, and actual compensation payouts that are aligned with our performance; and

•	align critical decision making with our business strategy and goal setting.

The following table summarizes key elements of our 2019 executive compensation program:

How We Determine Compensation
Role of the Compensation Committee
The Compensation Committee’s primary role is to discharge the Board’s responsibilities regarding compensation decisions as they relate to our executive officers. The Compensation Committee consists of independent directors and is responsible to our Board for the oversight of our executive compensation programs. Among its duties, the Compensation Committee is responsible for:
•	reviewing and assessing competitive market data from the Compensation Committee’s independent compensation consultant;

•	reviewing and, in certain cases, approving incentive goals/objectives and compensation recommendations for directors and executive officers, including the named executive officers;

•	evaluating the competitiveness of each executive officer’s total compensation package;

•	approving any changes to the total compensation package, including, but not limited to, base salary, annual incentives, long-term incentive award opportunities and payouts, and retention programs; and

•	ensuring our policies and practices relating to compensation do not encourage excessive risk-taking conduct.

Following review and discussion, the Compensation Committee may submit recommendations to the Board for approval. The Compensation Committee is supported in its work by the Chief Financial Officer and his staff (with respect to the establishment of performance metrics), and Aon Hewitt, its independent compensation consultant (“Aon”).
Role of the Independent Compensation Consultant
The Compensation Committee retained Aon for executive compensation advisory services, namely, to conduct its annual total compensation study for executive and key manager positions. Aon reports directly to the Compensation Committee and the Compensation Committee directly oversees the work performed by, and determines the fees paid to, Aon in connection with the services it provides to the Compensation Committee. The Compensation Committee instructs Aon to give advice to the Compensation Committee independent of management and to provide such advice for our benefit and for the benefit of our stockholders. With the Compensation Committee’s approval, Aon may work directly with management on certain executive compensation matters. Aon did not perform any other services for us during 2019. The Compensation Committee reviews the independence of its compensation consultant on an annual basis, taking into account a number of factors, including the six factors articulated in the NASDAQ listing standards and applicable SEC guidance. For 2019, the Compensation Committee determined that Aon was independent and its services to the Compensation Committee did not raise any conflicts of interest among the Compensation Committee, us or our management.
Specific roles of Aon include, but are not limited to, the following:
•	identifying and advising the Compensation Committee on executive compensation trends and regulatory developments;

•	providing a total compensation study for executives against peer companies and recommendations for named executive officer pay;

•	providing advice to the Compensation Committee on governance best practices as well as any other areas of concern or risk;

•	serving as a resource to the Compensation Committee Chair for meeting agendas and supporting materials in advance of each meeting; and

•	advising the Compensation Committee on management’s pay recommendations.

Role of Management in Compensation Decisions
The CEO makes recommendations to the Compensation Committee concerning the compensation of the named executive officers (other than himself) and other senior management. In addition, the CEO and Chief Financial Officer (“CFO”) are involved in setting the business goals that are used as the performance goals for the annual incentive plan and long-term
performance units, subject to the Compensation Committee’s approval. The CEO and CFO work closely with the Compensation Committee, Aon and management to (i) ensure that the Compensation Committee is provided with the appropriate information to make its decisions, (ii) propose recommendations for the Compensation Committee’s consideration and (iii) communicate the Compensation Committee’s decisions to management for implementation. None of the named executive officers, however, play a role in determining their own compensation and are not present at executive sessions in which their pay is discussed, recommended or approved.
Determination of CEO Pay
In an executive session without management present, the Compensation Committee reviews and evaluates CEO compensation. The Compensation Committee reviews competitive market data, and both corporate financial performance and individual performance. Pay recommendations for the CEO, including base salary, incentive payments for the previous year, and equity grants for the current year, are presented to the independent members of the Board. During an executive session of the Board, the Board conducts its own review and evaluation of the CEO’s performance.
Peer Companies and Competitive Benchmarking
For 2019, the Compensation Committee commissioned Aon to conduct an annual total compensation study for executive officer and key manager positions. The Compensation Committee reviewed competitive market data to gain a comprehensive understanding of market pay practices, and combined that information with its discretion to consider experience, tenure, position, and individual contributions to assist with individual pay decisions (i.e., salary adjustments, target bonus, and long-term
incentive grants).
The peer group for 2019 consisted of the following companies:

Boyd Gaming Corporation	Hyatt Hotels Corporation

Caesars Entertainment Corporation*	Penn National Gaming, Inc.

Choice Hotels International, Inc.	Pinnacle Entertainment, Inc.

Churchill Downs Incorporated	Red Rock Resorts, Inc.

Golden Entertainment, Inc.	Vail Resorts, Inc.

•	On June 24, 2019, we entered into an agreement and plan of merger to consummate a strategic combination with Caesars Entertainment Corporation.

The primary criteria used for peer group development included:
•	Companies from the gaming, casino and hospitality industries;

•	Annual revenues within approximately 0.4x to 3x our annual revenues;

•	Market cap within approximately 0.2x to 5x our market cap; and

•	Peer companies used by our peer companies, as disclosed in their respective CD&As.

Elements of Our Compensation Program
Our executive officer compensation program consists of three core elements: base salary, the annual bonus plan (cash-based), and the long-term incentive program (equity-based).

Base salaries are intended to help us compete for and retain quality executives and to compensate the named executive officers for their day-to-day
services. Annual incentive compensation is designed to motivate the named executive officers to achieve shorter-term
company-wide
financial goals.
Long-term
equity-based
awards are designed to encourage the achievement of
longer-term
performance goals and create an ownership culture focused on long-term
value creation for our stockholders. We also provide executives with access to retirement and health and welfare programs, on the same terms and conditions as those made available to salaried employees generally. Our targeted pay mix (salary vs.
performance-based
incentive pay) reflects a combination of competitive market conditions and strategic business needs. The degree of performance-based
incentive pay (“at risk” compensation) and total compensation opportunities generally increase with an executive’s responsibility level. Competitive pay practices are reviewed annually by the Compensation Committee.
Total Compensation Opportunity
For 2019, the Compensation Committee approved pay adjustments to align NEO total compensation opportunities closer to the 50th percentile, based on a review of independent peer company market data from Aon. The Compensation Committee considered the impact of our 2018 acquisition of Tropicana Entertainment and the significant role promotions for Mr. Reeg and Mr. Anthony Carano during their deliberations.
Chief Executive Officer                                             Average of Other NEOs

At-Risk
Performance-Based Pay = 82%
At-Risk
Performance-Based Pay = 74%
Base Salary
The Compensation Committee believes that base salary levels should recognize the skill, competency, experience and performance an executive brings to his position. The Compensation Committee determines base salaries using both competitive market data from Aon’s annual study and a comprehensive assessment of relevant factors such as experience level, value to stockholders, responsibilities, future leadership potential, critical skills, individual contributions and performance, economic conditions, and the market demands for similar talent.
For 2019, the Compensation Committee reviewed market values from the annual total compensation study presented by Aon in the Fall of 2018. In addition, the Compensation Committee reviewed with Aon the impact to competitive market values of our 2017 Isle of Capri acquisition, our 2018 Tropicana Entertainment acquisition, and the significant promotions for Mr. Reeg and Mr. Anthony Carano, both effective January 1, 2019.
Based on the Compensation Committee’s thorough review of independent market data, the following 2019 base salaries were approved to move all of our NEOs closer to the competitive 50th percentile of our peers and to account for substantial leadership promotions for Mr. Reeg and Mr. Anthony Carano.

Executive Name	2018 Annual Base Salary ($)	2019 Annual Base Salary ($)
Gary L. Carano (1)	1,100,000	1,100,000
Thomas R. Reeg (2)	900,000	1,600,000
Anthony L. Carano (2)	700,000	1,000,000
Edmund L. Quatmann, Jr.	545,000	600,000
Bret Yunker (3)	N/A	750,000

(1)	Mr. Gary L. Carano’s salary did not change upon his move to Executive Chairman of the Board.

(2)	Increases account for substantial leadership promotions, resulting in increased authority and responsibilities and competitive total compensation market values vs. peer companies.

(3)	Mr. Yunker’s employment with us began on May 2, 2019, and his base salary for 2019 was pro-rated to his start date.

Annual Incentives (Cash-Based Bonus Plan)
The goals under our annual incentive plan are designed to be straight-forward
in order to focus participants on clearly measurable metrics, balance corporate and property performance by individual participants, and implement the appropriate level of upside/downside reward potential.
Under our annual incentive plan, our named executive officers have the opportunity to earn annual cash incentives based on the attainment of critical performance criteria. Performance targets are set annually at the start of the applicable fiscal year. Consistent with the review of Aon’s independent market data discussed in the Base Salary section above, the Compensation Committee approved the following changes to annual incentive target opportunities for 2019. The approved changes closed various competitive gaps for our NEOs caused by recent large acquisitions and significant promotions of Mr. Reeg and Mr. Anthony Carano.

Executive Name	2018 Target Annual Incentive Opportunity as Percentage of Base Salary	2019 Target Annual Incentive Opportunity as Percentage of Base Salary
Gary L. Carano (1)	125%	125%
Thomas R. Reeg	100%	150%
Anthony L. Carano	100%	125%
Edmund L. Quatmann, Jr.	50%	75%
Bret Yunker (2)	N/A	100%

(1)	Mr. Gary L. Carano’s target did not change upon his move to Executive Chairman of the Board.

(2)	Mr. Yunker’s employment with us began on May 2, 2019.

Annual incentive awards are based on achievement of Adjusted EBITDA. Adjusted EBITDA was utilized as the sole performance metric because the Compensation Committee believes that it most accurately reflects our results of operations and represents a key performance metric in the gaming/casino industry.
Adjusted EBITDA is a non-GAAP financial measure. A reconciliation to the most directly comparable GAAP measure and other information can be found on page 59 of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020
.
With respect to the Adjusted EBITDA financial metric, performance levels for threshold and maximum bonus opportunities were 90% and 120%, respectively, of target level. The following table sets forth the threshold, target, and maximum levels, as well as the actual level of achievement attained, under the 2019 annual incentive plan:

Performance Level	Performance Requirement	Corporate Adjusted EBITDA(‘000’s)
Threshold	90% of target goal	$651,248
Target	100% of target goal	$723,609
Maximum	120% of target goal	$868,331
Actual for 2019	96.5% of target goal	$698,064

Payout opportunities range from 50% to 200% of the NEO’s target annual bonus opportunity, depending on actual performance achievement (payouts for performance between performance levels is interpolated on a straight-line basis). The following table sets forth the potential and actual payout amounts for each NEO under the 2019 annual incentive plan:

Performance Level	Payout Opportunity (as percentage of each NEO’s Target Award)	Gary L. Carano Payout Amount($)	Thomas R. Reeg Payout Amount($)	Anthony L. Carano Payout Amount($)	Edmund L. Quatmann, Jr. Payout Amount($)	Bret Yunker Payout Amount($)(1)
Threshold	50%	687,500	1,200,000	625,000	225,000	375,000
Target	100%	1,375,000	2,400,000	1,250,000	450,000	750,000
Maximum	200%	2,750,000	4,800,000	2,500,000	900,000	1,500,000
Actual (2)	82.5%	1,134,375	1,980,000	1,031,250	371,250	412,500

(1)	Mr. Yunker’s payout opportunity was pro-rated based on his start date of May 2, 2019.

(2)	Payout based on 96.5% adjusted EBITDA achievement.

Long-Term
Incentives
Our 2015 Equity Incentive Plan (as amended and restated, the “Plan”) allows us to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, other stock-based
awards, and performance compensation awards. The Compensation Committee utilizes long-term incentive value of 50% restricted stock units (“RSUs”) with three-year cliff vesting to re-enforce
retention objectives and 50% performance-based RSUs to
re-enforce
our strategic business plan (“PSUs”).
2019 Regular Equity Grants
Consistent with the independent competitive market data review discussed earlier for salary and annual incentives, the Compensation Committee approved increases to long-term incentive targets to move our NEOs closer to the 50th percentile for total compensation opportunity and account for significant leadership promotions for Mr. Reeg and Mr. Anthony Carano.
The Compensation Committee set individual target long-term incentive award opportunities for the named executive officers that were based on a percentage of each NEO’s base salary as follows:

Executive Name	2018 Target LTIP Opportunity as Percentage of Base Salary	2019 Target LTIP Opportunity as Percentage of Base Salary
Gary L. Carano (1)	230%	230%
Thomas R. Reeg	170%	300%
Anthony L. Carano	125%	200%
Edmund L. Quatmann, Jr.	80%	125%
Bret Yunker(2)	N/A	200%

(1)	Mr. Gary L. Carano’s target did not change upon his move to Executive Chairman of the Board.

(2)	Mr. Yunker’s employment with us began on May 2, 2019.

2019 Equity
On January 25, 2019, the Compensation Committee granted
long-term
incentive awards to the NEOs as follows:

Executive Name	RSUs		PSUs(1)
	Units(#)	Grant Date Value(2)	Units(#)	Grant Date Value(2)
Gary L. Carano	31,121	$1,381,461	31,121	$1,381,461
Thomas R. Reeg	59,044	$2,620,963	59,044	$2,620,963
Anthony L. Carano	24,602	$1,092,083	24,602	$1,092,083
Edmund L. Quatmann, Jr.	9,225	$409,498	9,225	$409,498
Bret Yunker (3)	76,028	$3,675,194	15,228	$736,122

(1)	Number of PSUs and corresponding values are shown in the table based on target level achievement. Actual number of PSUs and the value thereof that may be issued is subject to future determination based on the achievement of the applicable performance goals.

(2)	Represents the value of units based on $44.39 per share, which was our closing stock price as of the grant date, January 25, 2019. The value of Mr. Yunker’s units is based on $48.34 per share, which was our closing stock price as of the grant date, May 2, 2019.

(3)	In May 2019, pursuant to his employment agreement, Mr. Yunker was granted an award of 60,800 Company RSUs which 50% vested on the six-month
anniversary of Mr. Yunker’s employment start date and 50% vest on the one-year
anniversary of his start date. In May 2019, Mr. Yunker was also granted time-based RSUs having an aggregate grant date fair value of $750,000 and performance-based RSUs having an aggregate grant date fair value of $750,000. Mr. Yunker’s time-based RSUs vest on the three-year anniversary of Mr. Yunker’s start date (May 2023). The performance-based RSU award is subject to a two-year
performance period (2020 and 2021) and vests on the three-year anniversary of Mr. Yunker’s start date (May 2023).

Our regular
on-going
equity grants consist of 50% performance-based RSUs (PSU) and 50% time-based RSUs. The PSUs awarded in January 2019 are subject to a two-year
performance period (2019 and 2020), with a
one-year
additional vesting requirement following the end of the performance period, resulting in a total vesting period of three years from the grant date. Performance achievement over the two-year
performance period is measured by averaging the level of achievement of Adjusted EBITDA attained during each of 2019 and 2020. PSUs are earned as follows: 50% of the target number of PSUs will be earned at threshold performance, 100% of the target number of PSUs will be earned at target performance, and up to 200% of the target number of PSUs will be earned at maximum performance. No award is earned if performance falls below the threshold level. Following the end of the two-year
performance period, the vesting of earned PSUs are subject to an additional one-year
service condition.
We generally do not disclose forward-looking goals for our multi-year incentive programs, because the Company does not provide forward-looking guidance to our investors with respect to multi-year periods and it is competitively sensitive information. Consistent with our past and current practice, we will disclose multi-year performance goals in our regular programs in full after the close of the performance period.

2018 Performance-Based RSUs Earned
The 2018 PSU grant was earned based on the
two-year
average payout for years 2018 and 2019. The
two-year
average payout achievement was 110% of target, as summarized in the table below:

	2018			2019
Performance Level	Performance Requirement	Performance Payout	Corporate Adjusted EBITDA(‘000’s)	Performance Level	Performance Requirement	Performance Payout	Corporate Adjusted EBITDA(‘000’s)
Threshold	90% of target goal	50%	$380,266	Threshold	90% of target goal	50%	$651,248
Target	100% of target goal	100%	$422,518	Target	100% of target goal	100%	$723,609
Maximum	120% of target goal	200%	$507,022	Maximum	120% of target goal	200%	$868,331
Actual for 2018	107.5% of target goal	137.5%	$454,331	Actual for 2019	96.5% of target goal	82.5%	$698,064
Payout opportunities range from 50% to 200% of the NEO’s target annual bonus opportunity, depending on actual performance achievement (payouts for performance between performance levels is interpolated on a straight-line basis)

Executive Name	2018 PSUs(1)
	Target Units(#)	Earned Units(#)
Gary L. Carano	38,902	42,792
Thomas R. Reeg	23,525	25,877
Anthony L. Carano	13,454	14,799
Edmund L. Quatmann, Jr.	6,704	7,374
(1)	Represents 2018 PSUs at 110.0% of target payout level based upon the average of our performance in 2018 at 137.5% and 2019 at 82.5% valued at $59.64 per share, which was our closing stock price as of December 31, 2019. These PSUs are eligible to vest on January 1, 2021.
Employment Agreements
In order to provide continuity and stability in leadership, we have entered into employment agreements with each of our named executive officers. There are a number of strategic objectives that we expect to achieve by entering into employment agreements with our named executive officers, including: attracting talented executives; intending to limit potential liability from the termination of executives by paying severance in consideration for a release of claims in the event that we elect to terminate the executive without cause; providing an effective retention mechanism; and providing effective and comprehensive protection of our strategic plans, intellectual property and human capital.
Please see “
Potential Payments Upon Termination or Change in Control
” for more information on the amounts to which each named executive officer is entitled in the event that his employment is terminated.
Other Compensation
Retirement and Benefit Programs
The named executive officers are eligible to participate in various benefit plans, including 401(k), health insurance, life insurance and short and long-term disability plans that are generally available to all salaried employees.
Perquisites
It is our intent to continually assess business needs and evolving market practices to ensure that perquisite offerings are competitive and in the best interest of our stockholders. For more information on perquisites, see the footnotes to the “All Other Compensation” column of the Summary Compensation Table. The named executive officer employment agreements provide for perquisites consisting of financial planning and tax preparation fees of $6,750 ($10,000 for Mr. Gary L. Carano) per year, and an annual executive physical of up to $3,000. Effective January 1, 2018, in conjunction with a competitive review of our health and welfare benefit arrangements, we began paying short and long-term disability and life insurance premiums for the named executive officers.

Certain executive officers, as designated by the Chief Executive Officer, are approved to use the aircraft we lease through an arrangement with NetJets, Inc. for personal travel on a limited basis. The Board believes this limited benefit is an appropriate method to provide the executive officers with an occasional convenient way to integrate work and personal responsibilities.
As an owner and operator of full-service hotels, we are able to provide certain perquisites relating to hotel and hotel-related services to the NEOs at little or no additional cost to us.
Equity Grant Practices
The Compensation Committee’s procedure for timing of equity awards helps to provide assurance that grants are not timed to result in favorable pricing for executives. Generally, equity awards are granted by the Compensation Committee as a dollar value from which the number of shares awarded is determined based on the prior
20-day
average stock price. Board and committee meeting schedules and award decisions are made without regard to the timing of our SEC filings or press releases. Annual equity awards are generally granted on the 4 th
Friday in January and
non-annual
awards are generally granted on the date approved by the Compensation Committee or, in the case of new hires, pursuant to the terms of an employment agreement.
Stock Ownership Guidelines
The Compensation Committee and the Board encourage executives to implement our business strategies and initiatives from the perspective of a shareholder and, to this end, encourage executives to maintain a meaningful equity stake in the Company. To that end, we maintain the following minimum stock ownership guidelines for our named executive officers:

Position	Multiple of Base Salary
CEO	5x
COO	4x
Other NEOs	2x

Each of the executive officers have until the later of five years from implementation of the stock ownership guidelines or five years from the executive’s date of hire or promotion to a new role to achieve his minimum stock ownership. Once achieved, the Board expects the NEOs to comply with the applicable minimum stock ownership guideline for as long as they are subject to the guidelines.
In addition, we have minimum stock ownership guidelines for our non-employee
directors. The stock ownership guidelines require our
non-employee
directors to hold shares of our common stock with a minimum value equal to 5x the director’s annual cash-based retainer fee. Prior to achievement of the minimum stock ownership guideline, RSU grants will vest immediately; however, settlement will be mandatorily deferred until termination of Board service. After minimum stock ownership is achieved, unless the director voluntarily elects to defer settlement of the RSUs, the RSUs will vest and be settled immediately at the time of grant.
Non-employee
directors have five years to achieve their minimum stock ownership. Once achieved, the Board expects non-employee
directors to maintain their stated guideline for as long as they are subject to the guidelines.
Clawback/Recoupment
Pursuant to the terms of our Clawback and Recoupment Policy, in the event of an accounting restatement of our financial statements due to a material noncompliance with any financial reporting requirements under any applicable security law(s), our Board may require an executive officer to reimburse, repay or forfeit any excess incentive compensation paid or granted to, or received or earned by, such executive officer during the three-year period preceding the publication of the restatement. In each instance, our Board, in its reasonable business judgment, will determine whether and the extent to which to pursue such reimbursement, repayment or forfeiture from each such executive officer, based on those factors that our Board believes to be reasonable and appropriate.
Additionally, employment agreements with our NEOs provide that we may recover compensation that is subject to recovery under, or required to be recovered by, applicable law, government regulation or stock exchange listing requirements. Further, the award agreements governing equity awards granted to our executive officers under our long-term incentive plan provide for recoupment of those awards in accordance with or as required by applicable government regulation, stock exchange listing requirements, or other applicable law, or pursuant to any applicable clawback policy of ours, including our Clawback and Recoupment Policy described above.

Compensation Risk Assessment
It is the responsibility of the Compensation Committee to review our policies and practices related to compensation in the context of their potential encouragement of excessive risk-taking
behavior. The Compensation Committee has worked closely with Aon to design a performance-based
compensation system that supports our objective to align stockholder and management interests, supports our strategic business plan, and mitigates the possibility of executives taking unnecessary or excessive risks that would adversely impact us. The following factors mitigate the risk associated with our compensation programs:
•	The Compensation Committee approves and, in some instances, the Board ratifies, short and long-term
performance objectives for our incentive plans, which we believe are appropriately aligned with stockholder value;

•	The Compensation Committee’s discretion to modify final payouts under both short and long-term incentive plans;

•	The use of
company-wide
performance metrics for both the short and
long-term
incentive programs ensures that no single executive has complete and direct influence over outcomes, encouraging decision making that is in the best long-term
interest of stockholders;

•	The use of equity and cash opportunities with vesting periods to foster retention and alignment of our executives’ interests with those of our stockholders;

•	Capping the potential payouts under both short and long-term incentive plans to eliminate the potential for any windfalls; and

•	The use of competitive general and
change-in-control
severance arrangements help to ensure that employees continue to work toward the stockholders’ best interests in light of potential employment uncertainty.

Based on a review of these factors, the Compensation Committee believes that its current compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.
Certain Tax and Accounting Considerations – Section 162(m)
Under Section 162(m), the Company is generally prohibited from deducting certain forms of compensation in excess of $1,000,000 paid to our “covered employees” as defined in Section 162(m) which, prior to its amendment, included our CEO and three other most highly compensated executive officers (other than the CFO). An exception to this $1,000,000 deduction limitation was available with respect to compensation that qualified as “performance-based compensation” under Section 162(m), which required compliance with certain requirements set forth in Section 162(m) and the applicable regulations.
As a result of the Tax Cuts and Jobs Act that went into effect on December 22, 2017, this exception for performance-based compensation is no longer available for taxable years beginning after December 31, 2017, unless such compensation qualifies for certain transition relief contemplated in the legislation for certain written contracts in place as of November 2, 2017. Therefore, certain compensation paid to our covered employees in the future that may have originally been designed with the intent that such amounts qualify as performance-based compensation will not be deductible unless such plans are determined to qualify for transition relief. Because of ambiguities and uncertainties as to the scope of the transition relief available, no assurances with respect to the deductibility of such compensation can be made. In addition, beginning in 2018, the definition of “covered employees” will include any individual who served as the CEO or CFO at any time during the taxable year and the three other most highly compensated officers (other than the CEO and CFO) for the taxable year, and once an individual becomes a covered employee for any taxable year beginning after December 31, 2016, that individual will remain a covered employee for all future years.
The Compensation Committee continues to retain the discretion not to limit executive compensation to the amount deductible under Section 162(m) of the Code. The Compensation Committee may approve (and, for 2019, did approve) compensation that will not be deductible in order to ensure competitive levels of total compensation for the named executive officers, or for other reasons, if the Compensation Committee determines it is in the best interests of the Company to do so.

Compensation Committee Report
Our Compensation Committee is composed of four independent directors, each of whom meets the independence requirements of NASDAQ listing standards and the rules and regulations of the SEC. The Compensation Committee has reviewed and discussed the CD&A section of this Annual Report on Form
10-K/A
with management. Based on such review and discussion, the Compensation Committee has recommended to the Board that the CD&A section be included in this Annual Report on Form
10-K/A.
THE COMPENSATION COMMITTEE:
James B. Hawkins
Gregory J. Kozicz
Michael E. Pegram
Roger P. Wagner
Notwithstanding anything to the contrary herein, the report of the Compensation Committee included in this Annual Report on Form
10-K/A
shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form
10-K/A
into any filing under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is, or during 2019 was, or has previously been, an officer or employee of us or our subsidiaries. During 2019, no member of the Compensation Committee had any direct or indirect material interest in a transaction or a business relationship with us that would require disclosure under the rules of the SEC relating to disclosure of related party transactions. In 2019, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on our Board or the Compensation Committee.
Summary Compensation Table
The following table summarizes the total compensation paid to or earned by each of our named executive officers for the fiscal years ended December 31, 2017, 2018 and 2019, and reflects positions held on December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus($)(1)	Stock Awards($)(2)	Non-Equity Incentive Plan Compensation($)(3)	All Other Compensation($)(4)	Total ($)
Gary L. Carano	2019	1,100,000	—	2,762,932	1,134,375	51,301	5,048,598
Executive Chairman	2018	1,100,000	—	2,530,000	1,890,625	67,768	5,588,393
of the Board	2017	950,000	—	1,900,000	1,102,000	7,660	3,959,660
Thomas R. Reeg	2019	1,600,000	—	5,241,926	1,980,000	67,768	8,899,694
Chief Executive	2018	900,000	—	4,730,000	1,237,500	38,474	6,905,974
Officer	2017	850,000	3,000,000	3,105,000	986,000	3,030	7,944,030
Bret Yunker	2019	499,315	—	4,411,315	412,500	7,081	5,330,211
Chief Financial	2018	—	—	—	—	—	—
Officer	2017	—	—	—	—	—	—
Anthony L. Carano	2019	1,000,000	—	2,184,166	1,031,250	38,474	4,253,889
President and Chief	2018	700,000	—	2,875,000	962,500	42,905	4,580,405
Operating Officer	2017	575,000	—	975,000	667,000	5,505	2,222,505
Edmund L. Quatmann, Jr.	2019	600,000	—	818,996	371,250	42,905	1,833,150
Exec. Vice President,	2018	545,000	—	436,000	374,688	7,081	1,362,769
Chief Legal Officer and Secretary	2017	350,000	500,000	200,000	204,015	989,116	2,243,131

(1)	In 2017, Mr. Reeg received a $3,000,000 special cash bonus in connection with the consummation of the acquisition of Isle of Capri. In 2017, Mr. Quatmann received a $500,000 cash bonus in connection with entering into his employment agreement.

(2)	Amounts shown represent the aggregate grant date fair value of RSUs and PSUs computed in accordance with Accounting Standards Codification 718. For a discussion of valuation assumptions, see Note 15 in our Notes to Consolidated Financial Statements included in our Annual Report on Form
 10-K
filed with the SEC on February 28, 2020. At the grant date, we believed that it was probable that the performance criteria applicable to the PSUs would be met at target level and that each individual will remain employed through the date of grant. Accordingly, the full value of awards granted has been included at 100% of target for all years shown. The maximum number of PSUs eligible to vest is equal to 200% of the target award. Assuming maximum level of achievement of the applicable performance conditions, the grant date fair value of the PSU awards granted to Messrs. Gary L. Carano, Reeg, Anthony L. Carano, Quatmann and Yunker during 2019 was $2,762,922, $5,241,926, $2,184,166, $818,996 and $1,472,243, respectively.

Once PSUs are earned, they vest and become payable at the end of an additional vesting period. The PSUs awarded in January 2017, 2018 and 2019 are each subject to a two-year
performance period (2017 and 2018), (2018 and 2019) and (2019 and 2020), respectively, with a one-year
additional vesting requirement, resulting in a total vesting period of three years from the grant date. Performance achievement over the two-year
performance period is measured by averaging the level of achievement attained during each year of the applicable performance period. PSUs are earned as follows: 50% of the target number of PSUs will be earned at threshold performance, 100% of the target number of PSUs will be earned at target performance, and up to 200% of the target number of PSUs will be earned at maximum performance. No award is earned if performance falls below the threshold level. Following the end of the applicable performance period, the vesting of earned PSUs is subject to an additional one-year
service condition. The PSUs granted in 2017 were deemed to be achieved at 126.75% of target based upon the average of our performance in 2017 at 116.0% and 2018 at 137.5% and the PSUs granted in 2018 were deemed to be achieved at 110.0% of target based upon the average of our performance in 2018 at 137.5% and 2019 at 82.5%.
For Messrs. Anthony L. Carano and Reeg, the value of stock awards shown for 2018 also includes the special equity grant made in October 2018 and described in “Compensation Discussion and Analysis.” For Mr. Yunker, the value of stock awards also includes the restricted stock unit grant made in connection with his commencement of employment with us.
(3)	Amounts shown for 2017, 2018 and 2019 represent the amounts earned under our annual bonus plan in respect of performance achieved during the applicable year.

(4)	All other compensation for 2019 consisted of the following:

Name	Life Insurance Premiums($)	Long-Term Disability($)	Use of Corporate Jet($)(1)	401(k) Match($)	Estate Planning and Tax Services($)	Total($)
Gary L. Carano	1,056	1,948	33,238	8,400	6,659	51,301
Thomas R. Reeg	1,056	1,948	56,364	8,400	—	67,768
Anthony L. Carano	1,056	1,948	35,470	—	—	38,474
Edmund L. Quatmann, Jr.	1,056	1,948	30,001	8,400	1,500	42,905
Bret Yunker	704	1,299	2,482	2,596	—	7,081

(1)	The amount disclosed for Messrs. Gary L. Carano, Reeg and Anthony L. Carano, Quatmann and Yunker reflects the aggregate incremental cost to the Company of providing Messrs. Gary L. Carano, Reeg and Anthony L. Carano, Quatmann and Yunker with certain personal use of an aircraft leased through NetJets. This cost is calculated based on the applicable hourly rate charged to the Company by NetJets.

Grant of Plan Based Awards Table
The following table sets forth information regarding the grant of plan-based
awards made during 2019 to the named executive officers.

		Estimated possible payouts under non-equity incentive plan awards(1)			Estimated possible payouts under equity incentive plan awards			All other stock awards: Number of shares of stock	Grant date fair value of stock
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or units (#)	awards (2)($)
Gary L. Carano	N/A	687,500	1,375,000	2,750,000
Time-based	1/25/2019							31,121	1,381,461
Performance-based	1/25/2019				15,561	31,121	62,242		1,381,461
Thomas R. Reeg	N/A	1,200,000	2,400,000	4,800,000
Time-based	1/25/2019							59,044	2,620,963
Performance-based	1/25/2019				29,522	59,044	118,088		2,620,963
Anthony L. Carano	N/A	625,000	1,250,000	2,500,000
Time-based	1/25/2019							24,602	1,092,083
Performance-based	1/25/2019				12,301	24,602	49,204		1,092,083
Edmund L. Quatmann, Jr	N/A	225,000	450,000	900,000
Time-based	1/25/2019							9,225	409,498
Performance-based	1/25/2019				4,613	9,225	18,450		409,498
Bret Yunker	N/A	375,000	750,000	1,500,000
Time-based	5/2/2019							15,228	736,122
Performance-based	5/2/2019				7,614	15,228	30,456		736,122
Time-based	5/2/2019							60,800	2,939,072

(1)	See the 2019 ‘Non-Equity Incentive Plan Compensation’ column of the “Summary Compensation Table” for the actual annual cash bonus paid to the named executive officers in respect of 2019 performance.

(2)	Represents the aggregate grant date fair value of RSUs and PSUs granted during 2019 computed in accordance with ASC 718. The maximum payout for the PSUs is 200% of the target award. Once the PSUs have been earned based on performance, they will vest and become payable at the end of the additional one-year
vesting period. At the grant date, we believed that it was probable that the performance criteria would be met at target level and that each individual would remain employed through the end of the additional one-year,
service-based vesting period. Accordingly, the full value of awards granted has been included at 100% of target. Assuming maximum level of achievement of the applicable performance conditions, the grant date fair value of the PSU awards granted to Messrs. Gary L. Carano, Reeg, Anthony L. Carano, Quatmann and Yunker was $2,762,922, $5,241,926, $2,184,166, $818,996 and $1,472,243, respectively.

Narrative Disclosure to Summary Compensation Table and Grants of
Plan-Based
Awards Table
The Company is party to employment agreements with each of the NEOs. On October 1, 2018, in connection with the change in management structure, the Company entered into amendments to the employment agreements between the Company and each of Messrs. Reeg, Gary L. Carano and Anthony L. Carano. These amendments became effective January 1, 2019. On February 1, 2019, the Company entered into an employment agreement with Mr. Yunker, and he began employment with the Company on May 2, 2019.
The description below reflects the terms of each NEO’s employment agreement in effect during 2019.
Each NEO’s employment agreement has a three-year term with automatic one-year
renewals unless a notice of
non-renewal
was provided by either party at least three months before the scheduled renewal date. The expiration date of the current term of employment for each of the NEOs under the employment agreements is January 1, 2022 for Messrs. Gary L. Carano, Reeg, Anthony L. Carano and Quatmann, and May 2, 2022 for Mr. Yunker. If a “change in control” (as defined in the agreements) occurs during the term of the named executive officer’s agreement, the term of such agreement will be extended to the second year following such change of control, subject to automatic renewal for subsequent periods.
In the event of a termination of Mr. Gary L. Carano’s and Mr. Reeg’s employment without “cause” or if either of them terminates his employment for “good reason” (each as defined in their agreements), then such executive would be entitled to receive (i) a lump-sum
payment equal to 1.5 times the sum of his base salary and annual incentive award target, or 2.99 times such amount in the event of such a termination within two years following a change in control, (ii) a lump-sum
payment of a prorated portion of his actual annual incentive award for the year of termination, if any, or a prorated portion of his annual incentive award at target level in the event of such a termination within two years following a change in control, (iii) a lump-sum
payment equal to 18 months of health benefits coverage, or 24 months if such a termination is within two years following a change in control, and (iv) if such termination is not in connection with a change in control, outplacement services for no more than 18 months and in an amount not to exceed $15,000 in the aggregate.

With respect to each of the other executives’ agreements, in the event that we terminated the executive’s employment without “cause” or if such executive terminated his employment for “good reason” (each as defined in the applicable executive’s agreement), such executive would be entitled to receive (i) his unpaid salary, accrued and unused vacation, and unreimbursed business expenses through the date of termination (the “Accrued Rights”), (ii) a lump-sum
payment equal to 1.0 times the sum of such executive’s base salary and annual incentive award target (or 2.0 times such amount in the event of such a termination within two years following a change in control), (iii) a lump-sum
payment of a prorated portion of such executive’s actual annual incentive award for the calendar year that includes the date of the termination, if any, or a prorated portion of such executive’s annual incentive award at target level in the event of such a termination within two years following a change in control, (iv) a lump-sum
payment equal to 12 months of health benefits coverage (or 18 months if such a termination is within two years following a change in control), and (v) if such termination is not in connection with a change in control, outplacement services for no more than 12 months and in an amount not to exceed $10,000.
The agreements include
non-competition
and
non-solicitation
provisions that apply for 12 months (18 months for Mr. Gary L. Carano and Mr. Reeg) following the executive’s termination of employment.

Outstanding Equity Awards at Fiscal
Year-End
Table
The table below shows outstanding equity awards held by the named executive officers as of December 31, 2019.

	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Gary L. Carano						74,304	(1)	4,431,491
						58,623	(2)	3,496,276
						42,792	(3)	2,552,115
						38,902	(4)	2,320,115
									28,398	(5)	1,693,657
						31,121	(6)	1,856,056
Thomas R. Reeg						43,214	(1)	2,577,283
						34,094	(2)	2,033,366
						25,877	(3)	1,543,304
						23,525	(4)	1,403,031
						68,918	(7)	4,110,270
									53,878	(5)	3,213,284
						59,044	(6)	3,521,384
Anthony L. Carano						22,486	(1)	1,341,065
						17,741	(2)	1,058,073
						14,799	(3)	882,612
						13,454	(4)	802,397
						43,074	(7)	2,568,933
									22,449	(5)	1,338,858
						24,602	(6)	1,467,263
Edmund L. Quatmann, Jr.	22,520			$15.61	4/24/2024	9,368	(1)	558,708
						7,374	(2)	439,785
						6,704	(3)	399,827
						9,225	(4)	550,179
									8,418	(5)	502,050
Bret Yunker						15,228	(6)	908,198
						30,400	(6)	1,813,056
									13,896	(5)	828,757

(1)	Represents PSUs awarded in January 2017 at 126.75% of target based upon the average of our performance in 2017 at 116.0% of target and 2018 at 137.5% of target based upon our performance in each of year valued at $59.64 per share, which was our closing stock price as of December 31, 2019. These PSUs vested on January 1, 2020. Mr. Quatmann’s PSUs were awarded in May 2017 and vest on May 3, 2020.

(2)	Represents time-based RSUs awarded in January 2017 valued at $59.64 per share, which was our closing stock price as of December 31, 2019. These RSUs vested on January 27, 2020.

(3)	Represents PSUs awarded in January 2018 at 110.0% of target (based upon the average of our performance in 2018 at 137.5% of target and 2019 at 82.5% of target based upon our based upon our performance in each year valued at $59.64 per share, which was our closing stock price as of December 31, 2019. These PSUs are eligible to vest on January 1, 2021.

(4)	Represents time-based RSUs awarded in January 2018 valued at $59.64 per share, which was our closing stock price as of December 31, 2019. These RSUs are eligible to vest on January 26, 2021.

(5)	Represents PSUs awarded in January 2019 at 91.25% of target (based upon the average of our performance in 2019 at 82.5% of target and assuming 100% of target for 2020) valued at $59.64 per share, which was our closing stock price as of December 31, 2019. These PSUs are eligible to vest on January 1, 2022. Mr. Yunker’s RSUs were awarded in May 2019 and vest on May 2, 2022.

(6)	Represents
time-based
RSUs awarded in January 2019 valued at $59.64 per share, which was our closing stock price as of December 31, 2019. These RSUs are eligible to vest on January 25, 2022. Mr. Yunker’s RSUs were awarded in May 2019 and 30,400 vest on May 2, 2020 and 15,228 vest on May 2, 2022.

(7)	Represents time-based RSUs awarded in October 2018 valued at $59.64 per share, which was our closing stock price as of December 31, 2019. These RSUs are eligible to vest on October 24, 2023.

2019 Option Exercises and Stock Vested Table
The following table sets forth information regarding the exercise of stock options and the vesting of stock awards for each of our Named Executive Officers during the fiscal year ended December 31, 2019.

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Gary L. Carano	—	—	82,347	3,180,424
Thomas R. Reeg	—	—	59,473	2,296,978
Anthony L. Carano	—	—	21,959	848,105
Edmund L. Quatmann, Jr.	—	—	—	—
Bret Yunker	—	—	30,400	1,423,936

(1)	Value realized was computed by multiplying the number of RSUs and PSUs that vested during 2019 for the applicable NEOs, multiplied by the closing stock price of the underlying shares of our common stock on the applicable vesting date.

*	Subject to stock ownership guidelines.

Potential Payments upon Termination or Change in Control Table
The following table describes and quantifies certain compensation that would become payable under existing agreements, plans and arrangements, with named executive officers, if the triggering event occurred on December 31, 2019, given compensation levels as of such date and, if applicable, based on our closing stock price on that date.

Name	Compensation Components	Voluntary($)	Involuntary With Cause($)	Involuntary Without Cause or For Good Reason($)		Death($)		Disability($)		Change in Control($)(9)	Change in Control with Termination($)
Gary L. Carano	Cash Severance	—	—	4,846,875	(2)	2,509,375	(1)	2,509,375	(1)	—	8,559,375	(6)
	Other Benefits	—	—	31,989	(2)	1,000,000	(7)	11,326	(4)	—	22,652	(6)
	Restricted Stock Units (8)	—	—	16,349,710		16,349,710		16,349,710		16,349,710	16,349,710

TOTAL		—	—	21,228,574		19,859,085		18,870,411		16,349,710	24,931,737
Thomas R. Reeg	Cash Severance	—	—	5,980,000	(3)	4,380,000	(1)	4,380,000	(1)	—	13,980,000	(6)
	Other Benefits	—	—	25,405	(3)	1,000,000	(7)	15,405	(4)	—	30,810	(6)
	Restricted Stock Units (8)	—	—	18,710,022		18,710,022		18,710,022		18,710,022	18,710,022

TOTAL		—	—	24,715,427		24,090,022		23,105,427		18,710,022	32,720,832
Anthony L. Carano	Cash Severance	—	—	3,281,250	(3)	2,281,250	(1)	2,281,250	(1)	—	5,531,250	(5)
	Other Benefits	—	—	26,621	(3)	1,000,000	(7)	16,621	(4)	—	24,931	(5)
	Restricted Stock Units (8)	—	—	9,459,201		9,459,201		9,459,201		9,459,201	9,459,201

TOTAL		—	—	12,767,072		12,740,461		11,757,072		9,459,201	15,015,382
Edmund L. Quatmann, Jr.	Cash Severance	—	—	1,421,250	(3)	821,250	(1)	821,250	(1)	—	2,471,250	(5)
	Other Benefits	—	—	26,673	(3)	1,000,000	(7)	16,673	(4)	—	25,009	(5)
	Restricted Stock Units (8)	—	—	2,498,678		2,498,678		2,498,678		2,498,678	2,498,678

TOTAL		—	—	3,946,601		4,319,928		3,336,601		2,498,678	4,994,937
Bret Yunker	Cash Severance	—	—	1,912,500	(3)	1,162,500	(1)	1,162,500	(1)	—	2,475,000	(5)
	Other Benefits	—	—	15,118	(3)	1,000,000	(7)	5,118	(4)	—	7,678	(5)
	Restricted Stock Units (8)	—	—	3,550,011		3,550,011		3,550,011		3,550,011	3,550,011

TOTAL		—	—	5,477,629		5,712,511		4,717,629		3,550,011	6,032,689

(1)	Amount represents (i) unpaid base salary, accrued and unused vacation, and unreimbursed business expenses through the date of termination (the “Accrued Rights”) and (ii) the annual incentive award earned and approved to be paid with respect to a fiscal period completed prior the date of termination, which has not yet been paid.
(2)	Amount represents (i) Accrued Rights, (ii) a
lump-sum
payment equal to 1.5 times the sum of the executive’s base salary and target annual incentive award, (iii) a lump-sum
payment equal to 18 months of health benefits coverage, and (iv) outplacement services for no more than 18 months in an amount not to exceed $15,000.
(3)	Amount represents (i) Accrued Rights, (ii) a
lump-sum
payment equal to 1.0 times the sum of the executive’s base salary and target annual incentive award, (iii) a lump-sum
payment equal to 12 months of health benefits coverage, and (iv) outplacement services for no more than 12 months and in an amount not to exceed $10,000.

(4)	Amount represents a lump-sum payment equal to 12 months of health benefits coverage.

(5)	Amounts represent (i) Accrued Rights, (ii)
 lump-sum
payment equal to 2.0 times the sum of the executive’s base salary and target annual incentive award, and (iii)
 lump-sum
payment equal to 18 months of health coverage, assuming the executive’s employment was terminated by us without “cause” or by the executive with “good reason”, in each case, as of December 31, 2019, and that such termination was within two years following a “change in control” (as defined in the employment agreements).

(6)	Amounts represent (i) Accrued Rights, (ii)
 lump-sum
payment equal to 2.99 times the sum of the executive’s base salary and target annual incentive award, and (iii)
 lump-sum
payment equal to 24 months of health coverage and (iv) outplacement services for no more than 24 months in an amount not to exceed $20,000, assuming Messrs. Gary L. Carano and Reeg’s employment was terminated by the us without “cause” or by the executive with “good reason” in each case, as of December 31, 2019, and that such termination was within two years following a “change in control” (as defined in the employment agreements).

(7)	Amount represents, in the event of death, a life insurance policy specified per the terms of the employment agreement or benefit policy as approved by the Compensation Committee.

(8)	Amount represents the value of restricted stock units that would have vested in connection with the applicable triggering event, based on the closing market price of our common stock on December 31, 2019 of $59.64.

(9)	Assumes that all RSUs and PSUs vest upon the consummation of a “change in control”, with PSUs vesting at target level with respect to any performance period which has not yet been completed. “
Change in Control
” is generally defined as (i) an acquisition of more than 50% of the shares of our common stock by an unaffiliated party, (ii) a majority change in the Board’s composition that is not approved by existing directors, (iii) a merger or similar event where our shareholders cease to be the majority owners of the resulting entity or our Board ceases to constitute a majority of the resulting entity Board, or (iv) shareholder approval of a complete liquidation or our dissolution.

Director Compensation
The Compensation Committee is responsible for reviewing director compensation and making relevant recommendations to the Board. Aon, the Compensation Committee’s independent consultant, annually prepares a competitive total compensation study against the same peers as used for our annual executive compensation study. The Compensation Committee considered the reports and recommendations by Aon, and concluded that modest changes were needed for 2019 to recognize our corporate revenue growth and stay competitively positioned within our industry. For 2019, the annual cash retainer was increased from $60,000 to $75,000, and the annual restricted stock unit grant was increased from $150,000 to $175,000. In addition, each committee member, except for the Board committee chairs, is entitled to the following annual cash retainer: Audit Committee: $15,000; Compensation Committee: $10,000; Nominating and Governance Committee: $7,500; Compliance Committee: $7,500. Each Board committee chair is entitled to the following annual retainer: Audit Committee Chair: $25,000; Compensation Committee Chair: $20,000; Nominating and Governance Committee Chair: $15,000. The Lead Independent Director is also entitled to a $25,000 annual cash retainer. The Compliance Committee Chair is a Board representative who is not entitled to compensation. We also reimburse our directors for reasonable expenses incurred in attending meetings. Our shareholders have determined that $950,000 is the maximum amount of compensation (including long-term incentive awards as well as any retainer fees) that may be paid to any single non-employee
member of the Board in respect of any fiscal year.

The following table sets forth the compensation of our
non-employee
directors for compensation earned in 2019. Directors who are also our employees do not receive compensation (other than their compensation as our employees) for their services on the Board.

Director Compensation 2019 Name	Fees earned($)	Stock awards ($)(1)(2)	Total ($)

Bonnie Biumi	90,000	175,000	265,000
Frank J. Fahrenkopf Jr.	97,500	175,000	272,500
James B. Hawkins	100,000	175,000	275,000
Gregory J. Kozicz	85,000	175,000	260,000
Michael E. Pegram	100,000	175,000	275,000
David P. Tomick	132,500	175,000	307,500
Roger P. Wagner	102,500	175,000	277,500

(1)	Amounts shown represent the grant date fair value of stock awards calculated in accordance with ASC
718-Compensation-Stock
Compensation (“ASC 718”). During 2019, 4,305 restricted stock units were issued to each non-employee
director.

(2)	As of December 31, 2019, each non-employee director, other than Ms. Biumi and Mr. Kozicz who each held 8,917 RSUs, held an aggregate of 43,137 RSUs.

Chief Executive Officer Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street and Consumer Protection Act and Item 402(u) of Regulation
S-K,
we are providing the following information about the relationship of the annual total compensation of Mr. Reeg, our Chief Executive Officer, and the annual total compensation of all of our employees. We believe this pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K.
To determine the median of the total annual compensation of all of our employees, we utilized the following methodology:
For purposes of determining the median employee in respect of 2018, we determined that our employee population as of December 31, 2018 consisted of approximately 18,700 employees as reflected in our internal payroll records. This population included full-time, part-time and seasonal employees employed by us on that date. We did not exclude any employees from this population.
To identify our median employee from this population for 2018, we used cash compensation paid during 2018, consisting of base cash salary for salaried employees and cash compensation paid at the applicable hourly rate for non-salaried
employees, plus bonus payments, other cash-based wages and matching contributions to the employees’ 401k plan account for all employees. Certain of our non-salaried
employees also may receive tip income, which we excluded for purposes of determining the median employee.
Because there have not been any changes that we reasonably believe would significantly affect this year’s pay ratio as compared to last year’s, the applicable SEC rules permit us to use the same median employee identified last year (the “2018 Median Employee”) in order to calculate this year’s pay ratio. Based on our internal review procedures, and considering that we divested five properties in 2019 that reduced our number of employees an immaterial percentage, we believe there has been no material changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our pay ratio disclosure.
We determined that the 2018 Median Employee’s annual total compensation for 2019 was $31,173 and the annual total compensation of our CEO was $8,899,694 as shown in the “Total” column of the Summary Compensation Table included in this Annual Report on Form
10-K/A.
Based on this information, for 2019 the ratio of the annual total compensation of Mr. Reeg to the annual total compensation of the median employee was 285 to 1.
Because the SEC rules for identifying the median employee of the annual total compensation of our employees and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to our pay ratio, as other companies may utilize different methodologies in calculating their pay ratios.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 24, 2020, the ownership of the presently issued and outstanding shares of our common stock by persons known by us to be a beneficial owner of 5% or more of such stock, and the ownership of such stock by our named executive officers and directors, individually and as a group. Unless otherwise indicated, the address for each of the stockholders listed below is c/o 100 West Liberty Street, Suite 1150, Reno, Nevada, 89501.

Name	Amount and Nature of Beneficial Ownership	Percentage of Class
FMR LLC (1)	10,491,077	13.44%
BlackRock, Inc.(2)	9,627,303	12.34%
Recreational Enterprises, Inc.(3)	8,604,325	11.03%
The Vanguard Group, LLC(4)	5,896,946	7.56%
Canyon Capital Advisors LLC(5)	5,250,594	6.73%
Gary L. Carano(6)	464,551	*
Bonnie Biumi(7)	21,862	*
Frank J. Fahrenkopf(8)	46,082	*
James B. Hawkins(9)	128,082	*
Gregory J. Kozicz(10)	15,390	*
Michael E. Pegram(11)	127,779	*
Thomas R. Reeg(12)	248,668	*
David P. Tomick(11)(14)	58,882	*
Roger P. Wagner	112,945	*
Anthony L. Carano(13)	79,300	*
Edmund L. Quatmann, Jr.(15)	118,403	*
Bret Yunker(16)	48,837	*
All Board Members and Executive Officers as a Group (17)	1,470,781	1.88%

*	Indicates less than one percent.

(1)	Information regarding the number of shares beneficially owned is included herein in reliance on Schedule 13G/A as filed with the Securities and Exchange Commission on February 7, 2020. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(2)	Information regarding the number of shares beneficially owned is included herein in reliance on Schedule 13G/A as filed with the Securities and Exchange Commission on February 4, 2020. The address of BlackRock, Inc. is 55 East 52 nd
Street, New York, New York 10055.

(3)	The voting stock of Recreational Enterprises, Inc. (“REI”) is beneficially owned by the following members of the Carano family in the following percentages: The Donald L. Carano Trust—49.5%; Gary L. Carano—10.1%; Gene R. Carano—10.1%; Gregg R. Carano—10.1%; Cindy L. Carano—10.1% and Glenn T. Carano—10.1%. The voting power and dispositive power with respect to REI’s interest in us is controlled by REI’s board of directors that is elected by the family members (voting in proportion to the percentages above). Gary L. Carano holds his interest in REI directly and indirectly through various trusts. In addition, Gary L. Carano and Thomas R. Reeg are members of the board of directors of REI. Mr. Gary L. Carano and Mr. Reeg do not have voting or dispositive power with respect to the shares of common stock held by REI and disclaim beneficial ownership of such shares of common stock. Information regarding the number of shares beneficially owned is included herein in reliance on Schedule 13D as filed with the Securities and Exchange Commission on March 19, 2020. The address of REI is P.O. Box 2540, Reno, Nevada 89505.

(4)	Information regarding the number of shares beneficially owned is included herein in reliance on Schedule 13G/A as filed with the Securities and Exchange Commission on February 12, 2020. The address of The Vanguard Group, LLC is 100 Vanguard Blvd, Malvern, PA 19355.

(5)	Information regarding the number of shares beneficially owned is included herein in reliance on Schedule 13G as filed with the Securities and Exchange Commission on February 14, 2020. The address of Canyon Capital Advisors LLC is 2000 Avenue of the Stars, 11
th
Floor, Los Angeles, CA 90067.

(6)	Represents shares of common stock owned directly by Mr. Gary L. Carano and indirectly by Mr. Gary L. Carano through the Gary L. Carano S Corporation Trust and includes 199,174 shares of common stock that are subject to a pledge arrangement. In addition to the shares of our common stock reported in the table above, Gary L. Carano holds a 10.1% ownership interest in, and is a member of the board of directors of, REI. He does not hold voting power or dispositive power with respect to REI’s 8,604,325 shares of our common stock and he disclaims beneficial ownership of REI’s 8,604,325 shares of our common stock except to the extent of any pecuniary interest therein.

(7)	Includes 4,612 deferred RSUs that are acquirable within 60 days.

(8)	Consists of 46,082 deferred RSUs that are acquirable within 60 days.

(9)	Includes 46,082 deferred RSUs that are acquirable within 60 days.

(10)	Includes 11,862 deferred RSUs that are acquirable within 60 days.

(11)	Includes 41,470 deferred RSUs that are acquirable within 60 days.

(12)	Includes 153,174 shares of common stock that are subject to a pledge arrangement.

(13)	Includes 45,996 shares of common stock that are subject to a pledge arrangement.

(14)	Includes 4,700 shares owned by Mr. Tomick’s wife and 700 shares owned by Mr. Tomick’s son who lives with him.

(15)	Includes 22,520 shares issuable upon the exercise of stock options that are exercisable within 60 days and 9,368 RSUs that vest within 60 days.

(16)	Includes 30,400 RSUs that vest within 60 days.

(17)	Includes 191,578 deferred RSUs that are acquirable within 60 days, 39,768 RSUs that vest within 60 days and 22,520 shares issuable upon the exercise of stock options that are exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons
Leased property
. We own the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates, which is an entity partially owned by REI, which is owned by members of the Carano family, including Gary L. Carano, and various trusts of which members of the Carano family are beneficiaries. In addition, each of Gary L. Carano and Thomas R. Reeg serve as members of the board of directors of REI. The lease expires on June 30, 2027. Rent pursuant to the lease amounted to $600,000 in 2019. As a result of the impact of
COVID-19
on Eldorado Reno’s revenues due to the closure of the casino, an amendment was executed to defer rental payments for a portion of 2020, not to exceed three months, until 2021 and 2022.
Compensation Paid to Related Parties
. For the period beginning January 1, 2019 to April 15, 2020, family members who are related to Gary L. Carano and Thomas R. Reeg, or are associated with REI, were paid compensation in connection with their positions as follows:

Name	Relationship	Position	Entity	Cash & Other Compensation ($)(1)	2019 RSUs($)(2)	2020 RSUs($)(3)	Total ($)
Cindy Carano	Sister of Gary L. Carano	Executive Director of Community Relations	Silver Legacy, Eldorado Reno and Circus Circus Reno	159,878	—	—	159,878
Glenn Carano	Brother of Gary L. Carano	Senior Vice President of Regional Operations	Eldorado Resorts, Inc.	1,005,701	409,008	384,326	1,799,035
William Reeg	Brother of Thomas R. Reeg	Senior Vice President of Regional Operations	Eldorado Resorts, Inc.	394,600	128,286	239,048	761,934
Shawn Clancy	Brother-in-law of Thomas R. Reeg	Chief Development Officer	Eldorado Resorts, Inc.	365,061	153,003	141,014	659,078
Nina Carano	Daughter of Gary L. Carano	Director of Corporate Advertising	Eldorado Resorts, Inc.	191,184	77,339	—	268,523
Katie Carano Miller	Daughter of Gary L. Carano	Consultant	Eldorado Resorts, Inc.	120,000	—	—	120,000

(1)	Includes base salary, bonus amounts paid in respect of 2019, 401(k) matching contributions, and certain perquisites.

(2)	Represents aggregate grant date fair value of performance and time-based
RSUs granted January 25, 2019 at $44.39 per share at 100% target. Ms. Nina Carano’s time-based
RSUs were granted April 1, 2019 at $48.58 per share. Mr. Clancy’s performance and time-based
RSUs were granted April 8, 2019 at $48.19 per share at 100% target.

(3)	Represents aggregate grant date fair value of performance and time-based RSUs granted January 24, 2020 at $59.20 per share at 100% target.

On January 1, 2020, Mr. Gene Carano, brother of Gary L. Carano, rejoined the Company as Vice President of Operations and has an annual base salary of $150,000. Mr. Gene Carano was previously Senior Vice President of Regional Operations of Eldorado Resorts, Inc. until his retirement on July 1, 2018.
Approval of Related Party Transactions
Our Code of Ethics and Business Conduct (the “Code”) requires that any proposed transaction between us and a related party, or in which a related party would have a direct or indirect material interest, be promptly disclosed to our Compliance Committee. The Compliance Committee is required to disclose such proposed transactions promptly to our Audit Committee.
Our Audit Committee Charter requires our Audit Committee to review and approve all of our related party transactions. Any director having an interest in the transaction is not permitted to vote on such transaction. The Audit Committee will determine whether or not to approve any such transaction on a case-by-case
basis and in accordance with the provisions of the Audit Committee Charter and the Code, including the standards set forth in the Conflicts of Interest Policy contained in the Code. Under the Code, a “related party” is any of the following:
•	an executive officer;

•	a director (or director nominee);

•	an immediate family member of any executive officer or director (or director nominee);

•	a beneficial owner of five percent or more of any class of our voting securities;

•	an entity in which one of the above described persons has a substantial ownership interest or control of such entity; or

•	any other person or entity that would be deemed to be a related person under Item 404 of SEC Regulation S-K or applicable NASDAQ rules and regulations.

Director Independence
The Board determines director independence based on an analysis of the independence requirements of the NASDAQ listing standards. In addition, the Board will consider all relevant facts and circumstances in making an independence determination. The Board also considers all commercial, industrial, banking, consulting, legal, accounting, charitable, familial or other business relationships any director may have with us. The Board has determined that the following seven directors satisfy the independence requirements of NASDAQ: Bonnie Biumi, Frank J. Fahrenkopf, James B. Hawkins, Gregory J. Kozicz, Michael E. Pegram, David P. Tomick and Roger P. Wagner.
Item 14.	Principal Accounting Fees and Services.

The Board has selected the firm of Ernst & Young LLP (“EY”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2019, subject to ratification by the stockholders.
The following table presents fees incurred for professional services rendered by EY to us during the years ended December 31, 2019 and 2018.

	2019	2018
Audit fees(a)	$5,752,276	$4,292,827
Audit-related fees(b)	$1,271,764	$1,126,690
Tax fees(c)	$334,824	$356,550

Total Fees	$7,358,864	$5,776,067

(a)	Audit fees for 2019 and 2018 represent audit fees and related expenses for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Form
10-K,
the review of our quarterly financial statements included in our Quarterly Reports on Form
 10-Q,
or reports provided by us to the trustee and holders of our senior notes and the audit of our internal control over financial reporting. Audit fees also represent fees for professional services rendered for statutory and subsidiary audits, as well as additional services related to property divestitures and the Tropicana Entertainment and Grand Victoria transactions in 2018.

(b)
Audit-related
fees for 2019 and 2018 represent fees related to audits of our employee benefit plans, and certain procedures related to various purchase accounting matters and debt refinancing related to services related to the pending Caesars acquisition and the Tropicana Entertainment and Grand Victoria transactions in 2018.

(c)	The tax fees for 2019 and 2018 represent fees for tax compliance and other services related to services related to the Tropicana Entertainment and Grand Victoria transactions in 2018.

The services provided by EY were approved in advance by our Audit Committee.
Audit Committee
Pre-Approval
Policy
The Audit Committee’s charter provides for the
pre-approval
of audit and
non-audit
services performed by our independent registered public accounting firm. Under the charter, the Audit Committee may pre-approve
specific services, including fee levels, by the independent registered public accounting firm in a designated category (audit, audit-related,
tax services and all other services). The Audit Committee may delegate, in writing, this authority to one or more of its members, provided that the member or members to whom such authority is delegated must report their decisions to the Audit Committee at its next scheduled meeting. All audit, tax and other services provided by EY are pre-approved
by the Audit Committee.

PART IV
Item 15.	Financial Statement Schedules.

(a)(i) Financial Statements. The financial statements and report of the independent registered public accounting firm have been included in Part II of our Annual Report on Form 10-K filed on February 28, 2020.
(a)(ii) Financial Statement Schedules. All financial statement schedules have been included in Part IV, Item 15 of our Annual Report on Form 10-K filed on February 28, 2020.
(a)(iii) Exhibits. See below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

Exhibit No.	ITEM TITLE

2.1 +
Agreement and Plan of Merger, dated as of June 24, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 25, 2019).

2.2 +
Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 16, 2019).

2.3 +
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

4.17	Description of Capital Stock (incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K (SEC File No. 001-36629) filed on February 28, 2020).

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

10.14 +
Real Estate Purchase Agreement, dated as of June 17, 2019, by and among Isle of Capri Casinos LLC, MTR Gaming Group, Inc. and VICI Properties L.P. (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2019).

10.15 +
Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s New Orleans; New Orleans, Louisiana) (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2019).

10.16 +
Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s Resort Atlantic City and Harrah’s Atlantic City Waterfront Conference Center; Atlantic City, New Jersey) (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2019).

10.17 +
Purchase and Sale Agreement dated as of September 26, 2019 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s Laughlin Hotel and Casino; Laughlin, Nevada) (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2019).

10.18 +
First Amendment to Purchase and Sale Agreement dated as of February 20, 2020 by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Harrah’s Laughlin Hotel and Casino; Laughlin, Nevada) (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K (SEC File No. 001-36629) filed on February 28, 2020).

10.19*	2010 Long-Term Incentive Plan (incorporated by reference to the Quarterly Report of MTR Gaming Group, Inc. on Form 10-Q filed on August 9, 2010).

10.20*	Form of Nonqualified Stock Option Award Agreement (2010 Long-Term Incentive Plan) (incorporated by reference to the Current Report of MTR Gaming Group, Inc. on Form 8-K filed on February 3, 2011).

10.21*
Form of Director Non-Deferred Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K (SEC File No. 001-36629) filed on February 28, 2020).

10.22*
Form of Restricted Stock Unit Time-Based Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K (SEC File No. 001-36629) filed on February 28, 2020).

10.23*
Form of Director Deferred Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed by Eldorado Resorts, Inc. on July 14, 2015 (File No. 333-205654)).

10.24*	Form of Performance Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 1, 2019).

10.25
Ground Lease dated as of May 19, 1999 between City of Shreveport, as landlord, and Eldorado Casino Shreveport Joint Venture (formerly known as QNOV) as tenant (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2015).

10.26
First Amendment to Lease Agreement made and entered into as of August 13, 2012, by and between City of Shreveport, as landlord, and Eldorado Casino Shreveport Joint Venture (formerly known as QNOV) as tenant (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2015).

10.27	Lease between C, S & Y Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2015).

10.28
Addendum, dated as of March 20, 1973, to lease between C. S & Y Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2015).

10.29
Amendment, dated as of January 1, 1978, to lease between C. S. & Y. Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2015).

10.30
Amendment, dated as of January 31, 1985, to lease between C. S. & Y. Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2015).

10.31
Amendment, dated as of December 24, 1987, to lease between C. S. & Y. Associates, as lessor, and Eldorado Hotel Associates, as lessee, dated as of July 21, 1972 (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2015).

10.32
Reimbursement and Indemnification Agreement and Lease Amendment, entered into as of March 24, 1994, by and between Eldorado Hotel Associates Limited Partnership, and CS&Y Associates (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2015).

10.33
Fourth Amendment, dated as of June 1, 2011, by and between Eldorado Resorts LLC and CS&Y Associates, to Reimbursement and Indemnification Agreement and Lease Amendment, entered into as of March 24, 1994, by and between Eldorado Hotel Associates Limited Partnership, and CS&Y Associates (incorporated by reference to our Annual Report on Form 10-K filed on March 16, 2015).

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

10.54
Third Amendment to Master Lease, dated as of November 19, 2001, by and between The City of Boonville, Missouri and IOC-Boonville, Inc. formerly known as Gold River’s Boonville Resort, Inc. and Davis Gaming Boonville, Inc. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on July 11, 2008).

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

10.65
Operator’s Contract, dated as of August 11, 1994, by and between the Riverbend Regional Authority, Green Bridge Company, Bettendorf Riverfront Development Company, L.C., Lady Luck Gaming Corporation and Lady Luck Bettendorf, L.C. (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.66
Amendment to Operator’s Contract, dated as of August 27, 1998, by and among Green Bridge Company, Bettendorf Riverfront Development Company, L.C., Lady Luck Gaming Corporation, Lady Luck Bettendorf, L.C. and Riverbend Regional Authority (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.67
Second Amendment to Operator’s Contract, dated as of June 30, 2004, by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.68
Third Amendment to Operator’s Contract, dated as of October 30, 2007, by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 23, 2014).

10.69
Fourth Amendment to Operator’s Contract, dated as of March 11, 2015, by and between Isle of Capri Bettendorf, L.C. and Scott County Regional Authority (incorporated by reference to Isle of Capri Casinos, Inc.’s Annual Report on Form 10-K filed on June 17, 2015).

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

10.75
MontBleu Lease Amendment No. 5 by and between the Edgewood Companies, a Nevada corporation formerly known as Park Cattle Co., and Columbia Properties Tahoe, LLC, made effective January 1, 2020 (incorporated by reference to Exhibit 10.75 to our Annual Report on Form 10-K (SEC File No. 001-36629) filed on February 28, 2020).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K (SEC File No. 001-36629) filed on February 28, 2020).

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K (SEC File No. 001-36629) filed on February 28, 2020).

31.1
Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a) (incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K (SEC File No. 001-36629) filed on February 28, 2020).

31.2
Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a) (incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K (SEC File No. 001-36629) filed on February 28, 2020).

31.3	Certification of Thomas R. Reeg pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Bret Yunker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K (SEC File No. 001-36629) filed on February 28, 2020).

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 of our Annual Report on Form 10-K (SEC File No. 001-36629) filed on February 28, 2020)

99.1	Description of Governmental Regulations and Licensing (incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K (SEC File No. 001-36629) filed on February 28, 2020).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Eldorado will furnish supplementally copies of omitted schedules and exhibits to the U.S. Securities and Exchange Commission upon its request.

*	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO RESORTS, INC.

	By:	/s/ Thomas R. Reeg
Thomas R. Reeg
Chief Executive Officer

Dated: April 29, 2020