Form 10-K/A
period 2019-12-31
Eldorado Resorts, Inc.
filed 2020-04-30
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No.
2

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
with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2020 and, on April 29, 2020, filed Amendment No. 1 to the Form
10-K
solely to revise Part III of the report to include the information previously omitted from the Form
10-K.
Due to printer error, the incorrect version of Amendment No. 1 was filed. This Amendment No. 2 to the report is being filed to correct the printer error and to file the version that was approved by the Company. This Amendment No. 2 to the report continues to speak as of the date of filing of the report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 2 to the report to reflect any events that occurred at a date subsequent to the filing of the report.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 2 also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation
S-K
promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 2, new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.

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
James B. Hawkins
, 64, has served on our Board of Directors since September 2014. Mr. Hawkins served as Chief Executive Officer and on the board of directors of Natus Medical Incorporated (“Natus”) from April 2004 to July 2018, and as President of Natus from June 2013 to July 2018 and from April 2004 to January 2011. Mr. Hawkins has served as a director of OSI Systems, a publicly traded company that develops and markets security and inspection systems, since December 2015, and as a director of Iradimed Corporation, a publicly traded company that provides non-magnetic
intravenous infusion pump systems, since June 2019 and from 2005 until June 2016. Mr. Hawkins previously served as a director of Digirad Corporation, a publicly traded company that provides diagnostic solutions in the science of imaging, from June 2012 until December 2014. Prior to joining Natus, Mr. Hawkins was President, Chief Executive Officer and on the board of directors of Invivo Corporation, a developer and manufacturer of vital sign monitoring equipment, and its predecessor, from 1985 until 2004, and as Secretary from 1986 until 2004. Mr. Hawkins earned a Bachelor’s degree in Business Commerce from Santa Clara University and an MBA from San Francisco State University. Mr. Hawkins has been selected to serve as a director because of his extensive experience in executive management oversight and as a director of multiple publicly traded companies.
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

Name	Age	Position and Office Held
Anthony Carano	38	President and Chief Operating Officer
Bret Yunker	43	Chief Financial Officer
Edmund L. Quatmann, Jr.	49	Executive Vice President, Chief Legal Officer and Secretary

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

Name and Principal Position	Year	Salary ($)	Bonus($)(1)	Stock Awards($)(2)	Non-Equity Incentive Plan Compensation($)(3)	All Other Compensation($)(4)	Total ($)
Gary L. Carano	2019	1,100,000	—	2,762,932	1,134,375	51,301	5,048,598
Executive Chairman	2018	1,100,000	—	2,530,000	1,890,625	67,768	5,588,393
of the Board	2017	950,000	—	1,900,000	1,102,000	7,660	3,959,660
Thomas R. Reeg	2019	1,600,000	—	5,241,926	1,980,000	67,768	8,899,694
Chief Executive	2018	900,000	—	4,730,000	1,237,500	38,474	6,905,974
Officer	2017	850,000	3,000,000	3,105,000	986,000	3,030	7,944,030
Bret Yunker	2019	499,315	—	4,411,316	412,500	7,081	5,330,212
Chief Financial	2018	—	—	—	—	—	—
Officer	2017	—	—	—	—	—	—
Anthony L. Carano	2019	1,000,000	—	2,184,166	1,031,250	38,474	4,253,900
President and Chief	2018	700,000	—	2,875,000	962,500	42,905	4,580,405
Operating Officer	2017	575,000	—	975,000	667,000	5,505	2,222,505
Edmund L. Quatmann, Jr.	2019	600,000	—	818,996	371,250	42,905	1,833,151
Exec. Vice President,	2018	545,000	—	436,000	374,688	7,081	1,362,769
Chief Legal Officer and Secretary	2017	350,000	500,000	200,000	204,015	989,116	2,243,131

(1)	In 2017, Mr. Reeg received a $3,000,000 special cash bonus in connection with the consummation of the acquisition of Isle of Capri. In 2017, Mr. Quatmann received a $500,000 cash bonus in connection with entering into his employment agreement.

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

Name	Compensation Components	Voluntary($)	Involuntary With Cause($)	Involuntary Without Cause or For Good Reason($)		Death($)		Disability($)		Change in Control($)(9)	Change in Control with Termination($)
Gary L. Carano	Cash Severance	—	—	4,846,875	(2)	2,509,375	(1)	2,509,375	(1)	—	8,559,375	(6)
	Other Benefits	—	—	31,989	(2)	1,000,000	(7)	11,326	(4)	—	22,652	(6)
	Restricted Stock Units (8)	—	—	16,349,710		16,349,710		16,349,710		16,349,710	16,349,710

TOTAL		—	—	21,228,574		19,859,085		18,870,411		16,349,710	24,931,737
Thomas R. Reeg	Cash Severance	—	—	5,980,000	(3)	4,380,000	(1)	4,380,000	(1)	—	13,980,000	(6)
	Other Benefits	—	—	25,405	(3)	1,000,000	(7)	15,405	(4)	—	30,810	(6)
	Restricted Stock Units (8)	—	—	18,710,022		18,710,022		18,710,022		18,710,022	18,710,022

TOTAL		—	—	24,715,427		24,090,022		23,105,427		18,710,022	32,720,832
Anthony L. Carano	Cash Severance	—	—	3,281,250	(3)	2,281,250	(1)	2,281,250	(1)	—	5,531,250	(5)
	Other Benefits	—	—	26,621	(3)	1,000,000	(7)	16,621	(4)	—	24,931	(5)
	Restricted Stock Units (8)	—	—	9,459,201		9,459,201		9,459,201		9,459,201	9,459,201

TOTAL		—	—	12,767,072		12,740,461		11,757,072		9,459,201	15,015,382
Edmund L. Quatmann, Jr.	Cash Severance	—	—	1,421,250	(3)	821,250	(1)	821,250	(1)	—	2,471,250	(5)
	Other Benefits	—	—	26,673	(3)	1,000,000	(7)	16,673	(4)	—	25,009	(5)
	Restricted Stock Units (8)	—	—	2,498,678		2,498,678		2,498,678		2,498,678	2,498,678

TOTAL		—	—	3,946,601		4,319,928		3,336,601		2,498,678	4,994,937
Bret Yunker	Cash Severance	—	—	1,912,500	(3)	1,162,500	(1)	1,162,500	(1)	—	2,475,000	(5)
	Other Benefits	—	—	15,118	(3)	1,000,000	(7)	5,118	(4)	—	7,678	(5)
	Restricted Stock Units (8)	—	—	3,550,011		3,550,011		3,550,011		3,550,011	3,550,011

TOTAL		—	—	5,477,629		5,712,511		4,717,629		3,550,011	6,032,689

(1)	Amount represents (i) unpaid base salary, accrued and unused vacation, and unreimbursed business expenses through the date of termination (the “Accrued Rights”) and (ii) the annual incentive award earned and approved to be paid with respect to a fiscal period in which the termination date occurred (the “2019 bonus amount”).
(2)	Amount represents (i) Accrued Rights, (ii) a
lump-sum
payment equal to 1.5 times the sum of the executive’s base salary and target annual incentive award, (iii) a lump-sum
payment equal to 18 months of health benefits coverage, and (iv) outplacement services for no more than 18 months in an amount not to exceed $15,000. Also includes the 2019 bonus amount.
(3)	Amount represents (i) Accrued Rights, (ii) a
lump-sum
payment equal to 1.0 times the sum of the executive’s base salary and target annual incentive award, (iii) a lump-sum
payment equal to 12 months of health benefits coverage, and (iv) outplacement services for no more than 12 months and in an amount not to exceed $10,000. Also includes the 2019 bonus amount.

(4)	Amount represents a lump-sum payment equal to 12 months of health benefits coverage.

(5)	Amounts represent (i) Accrued Rights, (ii)
 lump-sum
payment equal to 2.0 times the sum of the executive’s base salary and target annual incentive award, and (iii)
 lump-sum
payment equal to 18 months of health coverage, assuming the executive’s employment was terminated by us without “cause” or by the executive with “good reason”, in each case, as of December 31, 2019, and that such termination was within two years following a “change in control” (as defined in the employment agreements). Also includes the 2019 bonus amount.

(6)	Amounts represent (i) Accrued Rights, (ii)
 lump-sum
payment equal to 2.99 times the sum of the executive’s base salary and target annual incentive award, and (iii)
 lump-sum
payment equal to 24 months of health coverage and (iv) outplacement services for no more than 24 months in an amount not to exceed $20,000, assuming Messrs. Gary L. Carano and Reeg’s employment was terminated by the us without “cause” or by the executive with “good reason” in each case, as of December 31, 2019, and that such termination was within two years following a “change in control” (as defined in the employment agreements). Also includes the 2019 bonus amount.

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

31.3
Certification of Thomas R. Reeg pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.3 to Amendment No. 1 to our Annual Report on Form 10-K (SEC File No. 001-36629) filed on April 29, 2020).

31.4
Certification of Bret Yunker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.4 to Amendment No. 1 to our Annual Report on Form 10-K (SEC File No. 001-36629) filed on April 29, 2020).

31.5	Certification of Thomas R. Reeg pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	Certification of Bret Yunker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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