Form 10-Q
period 2020-03-31
Eldorado Resorts, Inc.
filed 2020-05-11
CIK 1590895

65

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of May 6, 2020 was 77,816,973.

ELDORADO RESORTS, INC.

QUARTERLY REPORT FOR THE THREE MONTHS ENDED

MARCH 31, 2020

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELDORADO RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$671,747	$206,317
Restricted cash and investments	7,613	3,507
Marketable securities	31,385	34,634
Accounts receivable, net	43,693	53,899
Due from affiliates	696	3,806
Inventories	17,070	18,379
Prepaid expenses	27,741	30,966
Assets held for sale	442,461	253,135
Total current assets	1,242,406	604,643
Investment in and advances to unconsolidated affiliates	135,898	135,828
Property and equipment, net	2,455,332	2,614,524
Gaming licenses and other intangibles, net	1,063,169	1,111,398
Goodwill	810,187	909,717
Right-of-use assets	129,889	188,219
Other assets, net	54,291	76,224
Total assets	$5,891,172	$5,640,553
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$246,109	$246,175
Accounts payable	46,514	61,951
Accrued property, gaming and other taxes	29,891	43,050
Accrued payroll and related	65,246	62,337
Accrued interest	35,462	36,480
Income taxes payable	44,727	23,898
Short-term lease obligation	14,157	19,991
Accrued other liabilities	157,230	157,079
Liabilities related to assets held for sale	131,672	37,485
Total current liabilities	771,008	688,446
Long-term financing obligation to GLPI	973,122	970,519
Long-term debt, less current portion	2,780,691	2,324,541
Deferred income taxes	158,134	197,266
Long-term lease obligation	99,449	176,932
Other long-term liabilities	168,559	165,592
Total liabilities	4,950,963	4,523,296
Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY:
Common stock, 200,000,000 shares authorized, 77,802,894 and 77,569,117 issued and outstanding, net of treasury shares, par value $0.00001 as of March 31, 2020 and December 31, 2019, respectively	1	1
Paid-in capital	758,137	759,547
Retained earnings	190,825	366,463
Treasury stock at cost, 223,823 shares held at March 31, 2020 and December 31, 2019	(9,131)	(9,131)
Accumulated other comprehensive income	377	377
Total stockholders’ equity	940,209	1,117,257
Total liabilities and stockholders’ equity	$5,891,172	$5,640,553

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
REVENUES:
Casino and pari-mutuel commissions	$339,749	$470,686
Food and beverage	56,246	75,281
Hotel	48,376	64,784
Other	28,698	25,072
Net revenues	473,069	635,823
EXPENSES:
Casino and pari-mutuel commissions	159,156	210,306
Food and beverage	53,255	60,385
Hotel	22,268	23,650
Other	9,181	11,249
Marketing and promotions	24,953	32,301
General and administrative	91,675	119,888
Corporate	16,482	16,754
Impairment charges	160,758	958
Depreciation and amortization	50,433	57,757
Total operating expenses	588,161	533,248
Gain on sale or disposal of property and equipment	1,458	22,318
Transaction expenses	(9,294)	(1,894)
(Loss) income from unconsolidated affiliates	(252)	605
Operating (loss) income	(123,180)	123,604
OTHER EXPENSE:
Interest expense, net	(66,464)	(73,510)
Loss on extinguishment of debt	(158)	—
Unrealized loss on investments and marketable securities	(23,008)	(1,460)
Total other expense	(89,630)	(74,970)
(Loss) income before income taxes	(212,810)	48,634
Benefit (provision) for income taxes	37,172	(10,405)
Net (loss) income	$(175,638)	$38,229
Net (loss) income per share of common stock:
Basic	$(2.25)	$0.49
Diluted	$(2.25)	$0.49
Weighted average basic shares outstanding	77,954,038	77,567,147
Weighted average diluted shares outstanding	77,954,038	78,589,110

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income	$(175,638)	$38,229
Other comprehensive income, net of tax	—	—
Comprehensive (loss) income, net of tax	$(175,638)	$38,229

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shares	Amount	Total
Balance, December 31, 2019	77,792,940	$1	$759,547	$366,463	$377	223,823	$(9,131)	$1,117,257
Issuance of restricted stock units	356,367	—	5,742	—	—	—	—	5,742
Net loss	—	—	—	(175,638)	—	—	—	(175,638)
Shares withheld related to net share settlement of stock awards	(122,590)	—	(7,152)	—	—	—	—	(7,152)
Balance, March 31, 2020	78,026,717	$1	$758,137	$190,825	$377	223,823	$(9,131)	$940,209

Balance, December 31, 2018	77,438,889	$1	$748,076	$290,206	$1	223,823	$(9,131)	$1,029,153
Cumulative change in accounting principle, net of tax	—	—	—	(4,744)	—	—	—	(4,744)
Issuance of restricted stock units	330,641	—	4,948	—	—	—	—	4,948
Net income	—	—	—	38,229	—	—	—	38,229
Shares withheld related to net share settlement of stock awards	(106,542)	—	(4,322)	—	—	—	—	(4,322)
Balance, March 31, 2019	77,662,988	$1	$748,702	$323,691	$1	223,823	$(9,131)	$1,063,264

The accompanying condensed notes are an integral part of these consolidated financial statements.

ELDORADO RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(175,638)	$38,229
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	50,433	57,757
Amortization of deferred financing costs, discount and debt premium	4,187	4,547
Deferred revenue	(1,889)	(1,397)
Equity in loss (gain) of unconsolidated affiliates	252	(605)
Loss on extinguishment of debt	158	—
Lease amortization	855	675
Unrealized loss on investments	23,008	1,460
Stock compensation expense	5,742	4,948
Gain on sale or disposal of property and equipment	(1,458)	(22,318)
Impairment charges	160,758	958
(Benefit) provision for deferred income taxes	(39,130)	5,224
Other	360	145
Change in operating assets and liabilities:
Accounts receivable	8,603	(3,933)
Prepaid expenses and other assets	589	14,331
Income taxes payable	20,829	(26,398)
Accounts payable and accrued other liabilities	(27,135)	(8,183)
Net cash provided by operating activities	30,524	65,440
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(23,201)	(38,360)
Purchase of restricted investments	(82)	(80)
Deposits and proceeds from sale of businesses, property and equipment, net of cash sold	10,515	167,945
Investment in and loans to unconsolidated affiliates	(321)	—
Net cash (used in) provided by investing activities	(13,089)	129,505
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under Revolving Credit Facility	—	(205,000)
Borrowings under Revolving Credit Facility	465,000	—
Payments on Term Loan	(10,000)	—
Debt issuance costs	—	(386)
Taxes paid related to net share settlement of equity awards	(7,152)	(4,322)
Payments on other long-term payables	(109)	(118)
Net cash provided by (used in) financing activities	447,739	(209,826)

Increase (decrease) in cash, cash equivalents and restricted cash	465,174	(14,881)
Cash, cash equivalents and restricted cash, beginning of period	216,578	246,691
Cash, cash equivalents and restricted cash, end of period	$681,752	$231,810

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$671,747	$216,883
Restricted cash	3,567	7,892
Restricted and escrow cash included in other noncurrent assets	6,438	7,035
Total cash, cash equivalents and restricted cash	$681,752	$231,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$63,527	$62,885
Income taxes (refunded) paid, net	(16,141)	38,898
NON-CASH FINANCING ACTIVITIES:
Payables for capital expenditures	15,957	10,676

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

The Company is a geographically diversified gaming and hospitality company with 23 gaming facilities in 11 states as of March 31, 2020. The Company’s properties, which are located in Colorado, Florida, Illinois, Indiana, Iowa, Mississippi, Missouri, Louisiana, Nevada, New Jersey and Ohio, feature approximately 23,900 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 660 table games and approximately 11,300 hotel rooms. The Company’s primary source of revenue is generated by gaming operations, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to its properties.

The Company was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. In 1993, the Company partnered with MGM Resorts International to build Silver Legacy Resort Casino, the first mega-themed resort in Reno. In 2005, the Company acquired its first property outside of Reno when it purchased a casino in Shreveport, Louisiana, now known as Eldorado Shreveport. In September 2014, the Company merged with MTR Gaming Group, Inc. and acquired gaming and racing facilities in Ohio, Pennsylvania and West Virginia. The following year, in November 2015, the Company acquired Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International. On May 1, 2017, the Company completed its acquisition of Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”), adding 13 gaming properties to its portfolio (the “Isle Acquisition”). On August 7, 2018, the Company acquired the Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino (“Elgin”) (the “Elgin Acquisition”). On October 1, 2018, the Company completed its acquisition of Tropicana Entertainment, Inc. (“Tropicana”), adding seven properties to its portfolio (the “Tropicana Acquisition”).

On January 11, 2019 and March 8, 2019, respectively, the Company completed its sales of Presque Isle Downs & Casino (“Presque”) and Lady Luck Casino Nemacolin (“Nemacolin”), which are both located in Pennsylvania. On December 6, 2019, the Company completed its sales of Mountaineer Casino, Racetrack and Resort (“Mountaineer”), Isle Casino Cape Girardeau (“Cape Girardeau”) and Lady Luck Casino Caruthersville (“Caruthersville”). Mountaineer is located in West Virginia and Cape Girardeau and Caruthersville are located in Missouri.

On June 24, 2019, the Company entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”) with Caesars Entertainment Corporation (“Caesars”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into Caesars, with Caesars surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the execution of the Merger Agreement, the Company also entered into a Master Transaction Agreement (the “MTA”) with VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to which, among other things, the Company has agreed to consummate one or more sale and leaseback transactions with VICI and/or its affiliates with respect to certain property described in the MTA. Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including anti-trust and regulatory approvals. The Company expects that the Merger will be consummated in mid-2020.

On July 10, 2019, the Company entered into a definitive agreement to sell the equity interests of Rainbow Casino Vicksburg Partnership, L.P. and IOC-Kansas City, L.L.C., the entities that hold Lady Luck Casino Vicksburg and Isle of Capri Casino Kansas City, to Twin River Worldwide Holdings, Inc. (“Twin River”). The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. The transaction is expected to be consummated in the second quarter of 2020. See Note 4.

On January 13, 2020 and March 9, 2020, respectively, the Company entered into definitive purchase agreements to sell the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu, to Maverick Gaming LLC (“Maverick”). On April 24, 2020, the agreements with Maverick were terminated and the Company entered into a definitive purchase agreement with Twin River Worldwide Holdings, Inc. and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC for aggregate consideration of $155 million, subject to a working capital adjustment.  The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals, and further provides that the Company’s obligation to consummate the sale is subject to the closing of the Merger with Caesars and the buyer’s obligation to consummate the sale is subject to receipt of financing sufficient to enable it to pay the consideration due at closing.  The transaction is expected to close in the first quarter of 2021.

The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of March 31, 2020:

Segment	Property	Date Acquired	State
West	Eldorado Resort Casino Reno ("Eldorado Reno")	(a)	Nevada
	Silver Legacy Resort Casino ("Silver Legacy")	(a)	Nevada
	Circus Circus Reno ("Circus Reno")	(a)	Nevada
	MontBleu Casino Resort & Spa ("MontBleu")	October 1, 2018 (c)	Nevada
	Tropicana Laughlin Hotel & Casino ("Laughlin")	October 1, 2018	Nevada
	Isle Casino Hotel - Blackhawk ("Isle Black Hawk")	May 1, 2017	Colorado
	Lady Luck Casino - Black Hawk ("Lady Luck Black Hawk")	May 1, 2017	Colorado

Midwest (b)	Isle Casino Waterloo ("Waterloo")	May 1, 2017	Iowa
	Isle Casino Bettendorf ("Bettendorf")	May 1, 2017	Iowa
	Isle of Capri Casino Boonville ("Boonville")	May 1, 2017	Missouri
	Isle of Capri Casino Kansas City ("Kansas City")	May 1, 2017 (c)	Missouri

South	Isle Casino Racing Pompano Park ("Pompano")	May 1, 2017	Florida
	Eldorado Resort Casino Shreveport ("Eldorado Shreveport")	(a) (c)	Louisiana
	Isle of Capri Casino Hotel Lake Charles ("Lake Charles")	May 1, 2017	Louisiana
	Belle of Baton Rouge Casino & Hotel ("Baton Rouge")	October 1, 2018	Louisiana
	Isle of Capri Casino Lula ("Lula")	May 1, 2017	Mississippi
	Lady Luck Casino Vicksburg ("Vicksburg")	May 1, 2017 (c)	Mississippi
	Trop Casino Greenville ("Greenville")	October 1, 2018	Mississippi

East (b)	Eldorado Gaming Scioto Downs ("Scioto Downs")	(a)	Ohio
	Tropicana Casino and Resort, Atlantic City ("Trop AC")	October 1, 2018	New Jersey

Central	Grand Victoria Casino ("Elgin")	August 7, 2018	Illinois
	Lumière Place Casino ("Lumière")	October 1, 2018	Missouri
	Tropicana Evansville ("Evansville")	October 1, 2018	Indiana

(a)	Property was aggregated into segment prior to January 1, 2016.
(b)

Presque was sold on January 11, 2019, Nemacolin was sold on March 8, 2019 and Mountaineer was sold on December 6, 2019. All three properties were previously reported in the East segment. Cape Girardeau and Caruthersville were sold on December 6, 2019. Both properties were previously reported in the Midwest segment.

(c)

The Company entered into agreements to sell Kansas City, Vicksburg, Eldorado Shreveport and MontBleu. The Kansas City and Vicksburg sales are expected to close in the second quarter of 2020. The Eldorado Shreveport and MontBleu sales are expected to close in the first quarter of 2021.

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

The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company’s principal operating activities occur in five geographic regions and reportable segments. The reportable segments are based on the similar characteristics of the operating segments within the regions in which they operate: West, Midwest, South, East, and Central. See the table above for a listing of properties included in each segment.

The presentation of financial information herein for periods after the Company’s sales of Presque and Nemacolin on January 11, 2019 and March 8, 2019, respectively, and the Company’s sales of Mountaineer, Cape Girardeau and Caruthersville on December 6, 2019 are not fully comparable to the periods prior to their respective sale dates. See Note 4.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Developments Related to COVID-19

In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and has since spread throughout much of the world, including the United States. All of the Company’s casino properties have been temporarily closed since March 18, 2020 due to orders issued by various state government agencies in connection with the COVID-19 pandemic. As a result of these closures, the COVID-19 pandemic has had an adverse effect on the Company’s business, financial condition and results of operations for the three months ended March 31, 2020. The Company continued to pay its full-time employees through April 10, 2020, including tips and tokes. Effective April 11, 2020, the Company furloughed approximately 90% of its employees, implemented salary reductions and committed to continue to provide benefits to its employees through June 30, 2020. As a result of these payroll changes combined with other cost saving measures, the Company’s daily operating expenses reduced significantly. In an effort to maintain liquidity and provide financial flexibility as the effects of COVID-19 continue to evolve and impact global financial markets, the Company borrowed $465 million under its revolving credit facility on March 16, 2020. The extent of the ongoing and future effects of the COVID-19 pandemic on the Company’s business and the casino resort industry generally is uncertain, but the Company expects that it will continue to have a significant impact on its business, results of operations and financial condition. The extent and duration of the impact of COVID-19 will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak, the length of time that the Company’s casinos remain closed, the Company’s ability to adapt to new operating procedures upon re-opening of its casinos, the impact on consumer demand and discretionary spending, the length of time it takes for demand to return and the Company’s ability to adjust its cost structures for the duration of the outbreak’s impact on its operations. Due to declines in recent performance and the expected impact on future cash flows as a result of COVID-19, the Company recognized impairment charges related to goodwill and trade names for the three months ended March 31, 2020. See Note 7 for details.

Recently Issued Accounting Pronouncements

Pronouncements Implemented in 2020

In June 2016 (modified in November 2018), the Financial Accounting Standards Board (“FASB”) issued ASU No 2016-13, Financial Instruments – Credit Losses related to the timing of recognizing impairment losses on financial assets.  The new guidance lowers the threshold on when losses are incurred, from a determination that a loss is probable to a determination that a loss is expected. The change in guidance is applicable to our evaluation of the Casino Reinvestment Development Authority (“CRDA”) investments. The guidance is effective for interim and annual periods beginning after December 15, 2019.  Adoption of the guidance required a modified-retrospective approach and a cumulative adjustment to retained earnings to the first reporting period that the update is effective. The Company adopted the new guidance on January 1, 2020. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This generally means that an intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This generally means that the fees associated with the hosting element (service) of the arrangement are expensed as incurred. The amendment was effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance on January 1, 2020. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This amendment modifies the disclosure requirements for fair value measurements and was effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance on January 1, 2020. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Pronouncements To Be Implemented In Future Periods

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This amendment modifies accounting guidelines for income taxes and is effective for annual and interim periods beginning after December 15, 2020 with early adoption allowed. The Company will adopt the new guidance on January 1, 2021. The Company is evaluating the qualitative and quantitative effect the new guidance will have on its Consolidated Financial Statements.

Note 2. Leases

The Company has operating and finance leases for various real estate and equipment. Certain of the Company’s lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include options to extend the lease term one month to 60 years. Except for the Master Lease with GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”), (see Note 9), the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense are as follows (in thousands):

	Classification on the	Three Months Ended	Three Months Ended
	Statement of Operations	March 31, 2020	March 31, 2019
Operating lease expense:
Operating lease expense	Operating expense	$4,448	$4,052
Short-term and variable lease expense	Operating expense	8,804	11,814
Finance lease expense:
Interest expense on lease liabilities	Interest expense, net	24,821	24,603
Amortization of ROU assets	Depreciation and amortization expense	4,089	2,511
Total lease expense		$42,162	$42,980

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,246	$5,248
Operating cash flows for finance leases	$22,298	$22,029

In addition to the payments made for operating leases noted above, the Company paid $8.8 million and $11.8 million in short-term and variable leases for the three months ended March 31, 2020 and 2019, respectively.

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

The Company’s consolidated statement of operations presents net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below (amounts in thousands). Refer to Notes 1 and 15 for additional information on the Company’s reportable segments.

	Three Months Ended March 31, 2020
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$44,977	$53,313	$79,652	$79,931	$81,876	$—	$339,749
Food and beverage	23,583	3,399	10,651	9,464	9,149	—	56,246
Hotel	21,845	2,544	4,934	13,560	5,493	—	48,376
Other	15,085	1,537	1,815	5,101	3,187	1,973	28,698
Net revenues	$105,490	$60,793	$97,052	$108,056	$99,705	$1,973	$473,069

	Three Months Ended March 31, 2019
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino	$53,406	$85,169	$109,350	$124,951	$97,810	$—	$470,686
Food and beverage	27,978	6,087	14,709	14,721	11,786	—	75,281
Hotel	27,508	3,622	6,337	19,997	7,320	—	64,784
Other	9,203	1,909	2,318	6,564	3,556	1,522	25,072
Net revenues	$118,095	$96,787	$132,714	$166,233	$120,472	$1,522	$635,823

Contract and Contract Related Liabilities

The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer, (2) player loyalty program obligations, which represents the deferred allocation of revenue relating to player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which is primarily funds deposited by customers related to gaming play, advance payments on goods and services yet to be provided (such as advance ticket sales and deposits on rooms and convention space or for unpaid wagers), and deferred revenues associated with the Company’s interests in William Hill (see Note 6) and The Stars Group (“TSG”). Except for deferred revenues related to William Hill and TSG, these liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within accrued other liabilities on the Company’s Consolidated Balance Sheets.

The following table summarizes the activity related to contract and contract-related liabilities (in thousands):

	Outstanding Chip Liability		Player Loyalty Liability		Customer Deposits and Other Deferred Revenue
	2020	2019	2020	2019	2020	2019
Balance at January 1	$9,770	$8,930	$13,461	$17,639	$171,641	$27,588
Balance at March 31	7,166	8,775	12,336	17,285	172,027	175,915
Increase / (decrease)	$(2,604)	$(155)	$(1,125)	$(354)	$386	$148,327

The March 31, 2020 balances exclude liabilities related to assets held for sale recorded in 2020 and 2019 (see Note 4).  The significant change in customer deposits and other deferred revenue during the three months ended March 31, 2019 was primarily attributed to the initial recognition of the Company’s interests in William Hill, which is recorded in other long-term liabilities on the Consolidated Balance Sheets (see Note 6).

Note 4. Assets Held for Sale

Kansas City, Vicksburg, Eldorado Shreveport and MontBleu

On July 10, 2019, the Company entered into a definitive agreement to sell the equity interests of the entities that hold Vicksburg and Kansas City to Twin River for approximately $230 million, subject to a working capital adjustment. The definitive agreements provide that the consummation of the sales are subject to satisfaction of customary conditions, including receipt of required regulatory approvals.

On January 13, 2020 and March 9, 2020, respectively, the Company entered into definitive purchase agreements to sell the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu, to Maverick.  On April 24, 2020, the purchase agreements with Maverick were terminated and the Company entered into a definitive purchase agreement with Twin River and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC for aggregate consideration of $155 million.  The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals, and further provides that the Company’s obligation to consummate the sale is subject to the closing of the Merger with Caesars and the buyer’s obligation to consummate the sale is subject to receipt of financing sufficient to enable it to pay the consideration due at closing.

Kansas City and Vicksburg met the requirements for presentation as assets held for sale under generally accepted accounting principles as of December 31, 2019 and March 31, 2020. Eldorado Shreveport and MontBleu met the requirements for presentation as assets held for sale as of March 31, 2020. However, none of the pending divestitures met the requirements for presentation as discontinued operations and are included in income from continuing operations in the periods presented.

As a result of the agreement to sell MontBleu, an impairment charge totaling $45.6 million was recorded during the three months ended March 31, 2020 due to the carrying value exceeding the estimated net sales proceeds. The impairment charges resulted in a reduction to the carrying amounts of the right-of-use assets, property and equipment, goodwill and other intangibles totaling $17.8 million (see Note 7), $23.2 million and $4.6 million, respectively.

The assets and liabilities held for sale, accounted for at carrying value as it was lower than fair value, were as follows as of March 31, 2020 (in thousands):

	March 31, 2020
	Shreveport	MontBleu	Kansas City	Vicksburg	Total
Assets:
Accounts receivable, net	$1,760	$882	$361	$174	$3,177
Due from affiliates	—	157	—	(15)	142
Inventories	1,016	596	43	129	1,784
Right-of-use assets	12,156	27,720	36,776	—	76,652
Prepaid expenses and other	956	1,222	334	4,186	6,698
Property and equipment, net	85,010	36,317	39,148	31,493	191,968
Goodwill	—	—	39,623	8,806	48,429
Other intangibles, net	20,574	—	90,329	2,708	113,611
Assets held for sale	$121,472	$66,894	$206,614	$47,481	$442,461

Liabilities:
Accounts payable	$596	$659	$147	$91	$1,493
Accrued payroll and related	2,381	1,248	723	421	4,773
Accrued property and other taxes	805	200	145	216	1,366
Short-term lease obligation	1,086	5,354	1,528	—	7,968
Long-term lease obligations	13,228	63,017	33,721	—	109,966
Accrued other liabilities	2,397	2,284	891	252	5,824
Other long-term liabilities	60	23	168	31	282
Liabilities related to assets held for sale	$20,553	$72,785	$37,323	$1,011	$131,672

The assets and liabilities held for sale, accounted for at carrying value as it was lower than fair value, were as follows as of December 31, 2019 (in thousands):

	December 31, 2019
	Kansas City	Vicksburg	Total
Assets:
Accounts receivable, net	$285	$75	$360
Inventories	52	119	171
Right-of-use assets	36,135	—	36,135
Prepaid expenses and other	216	4,168	4,384
Property and equipment, net	39,126	31,493	70,619
Goodwill	39,623	8,806	48,429
Other intangibles, net	90,329	2,708	93,037
Assets held for sale	$205,766	$47,369	$253,135

Liabilities:
Accounts payable	$307	$188	$495
Accrued payroll and related	567	327	894
Accrued property and other taxes	26	891	917
Short-term lease obligation	764	—	764
Long-term lease obligation	33,080	—	33,080
Accrued other liabilities	1,055	280	1,335
Liabilities related to assets held for sale	$35,799	$1,686	$37,485

The following information presents the net revenues and net income (loss) for the Company’s properties that are held for sale (in thousands):

	Three Months ended March 31, 2020
	Shreveport	MontBleu	Kansas City	Vicksburg
Net revenues	$22,550	$8,617	$13,748	$4,530
Net income (loss)	1,679	(42,164)	3,214	(473)

Mountaineer, Caruthersville and Cape Girardeau Divestitures

The sales of Mountaineer, Caruthersville and Cape Girardeau were consummated on December 6, 2019. Mountaineer was previously reported in the East segment and Caruthersville and Cape Girardeau were previously reported in the Midwest segment.

Prior to the closing date, Mountaineer, Cape Girardeau and Caruthersville met the requirements for presentation as assets held for sale. However, they did not meet the requirements for presentation as discontinued operations. Mountaineer was reported in the East segment and Cape Girardeau and Caruthersville were reported in Midwest segment.

The following information presents the net revenues and net income of Mountaineer, Cape Girardeau and Caruthersville for the three months ended March 31, 2019 (in thousands):

	Three Months ended March 31, 2019
	Mountaineer	Cape Girardeau	Caruthersville
Net revenues	$30,165	$15,401	$8,927
Net income	1,623	2,114	1,780

Presque and Nemacolin Divestitures

The sale of Presque closed on January 11, 2019 resulting in a gain on sale of $22.1 million, net of final working capital adjustments, for the three months ended March 31, 2019. The sale of Nemacolin closed on March 8, 2019 resulting in a gain on sale of $0.1 million, net of final working capital adjustments, for the three months ended March 31, 2019.  Presque and Nemacolin were both previously reported in the East segment.

The following information presents the net revenues and net income (loss) of Presque and Nemacolin prior to the respective divestitures (in thousands):

	Three Months ended March 31, 2019
	Presque	Nemacolin
Net revenues	$3,235	$4,836
Net loss	(42)	(754)

These amounts include historical operating results, adjusted to eliminate the internal allocation of interest expense that was not be assumed by the buyer.

Note 5. Stock-Based Compensation and Stockholders’ Equity

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

The Company acquired 223,823 shares of common stock at an aggregate value of $9.1 million and an average of $40.80 per share in 2018. No shares were repurchased in 2019 or during the three months ended March 31, 2020.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense in the accompanying Consolidated Statements of Operations totaled $5.7 million and $4.9 million during the three months ended March 31, 2020 and 2019, respectively.  These amounts are included in corporate expenses and, in the case of certain property positions, general and administrative expenses in the Company’s Consolidated Statements of Operations. The Company recognized an increase in income tax benefit of $2.8 million for the three months ended March 31, 2020, related to stock-based compensation. The Company recognized a reduction in income tax expense of $2.6 million for the three months ended March 31, 2019 for excess tax benefits related to stock-based compensation.

A summary of the restricted stock unit (“RSU”) activity for the three months ended March 31, 2020 is presented in the following table:

	Restricted Stock Units
	Units	Weighted- Average Grant Date Fair Value
		(in millions)
Unvested outstanding as of December 31, 2019	1,246,641	$35.56
Granted (1)	293,367	57.73
Vested	(371,108)	24.05
Forfeited	(8,333)	42.13
Unvested outstanding as of March 31, 2020	1,160,567	$45.10

(1)	Included are 20,615 RSUs granted to non-employee members of the Board of Directors during the three months ended March 31, 2020.

As of March 31, 2020 and 2019, the Company had $34.2 million and $28.6 million, respectively, of unrecognized compensation expense. The RSUs are expected to be recognized over a weighted-average period of 1.9 years for both periods.

There was no stock option activity for the three months ended March 31, 2020. Outstanding options as of March 31, 2020 totaled 135,956, of which 125,331 options were exercisable.

Note 6. Investments in and Advances to Unconsolidated Affiliates

Pompano Joint Venture

In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. The Company and Cordish have made cash contributions of $500,000 each and could be required to make additional contributions to a maximum of $2.0 million ($1.0 million per member) at the request of the managing member. The Company has agreed to contribute approximately 130 to 200 acres of land to the joint venture for the project. As of March 31, 2020 and December 31, 2019, we have contributed approximately 20 acres to the joint venture at a fair value of $6.6 million.

While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which is included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, the Company’s investment in the joint venture is recorded in investment in and advances to unconsolidated affiliates on the Consolidated Balance Sheets.

William Hill

In September 2018, the Company entered into a 25-year agreement, which became effective January 29, 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which the Company (i) granted to William Hill the right to conduct betting activities in retail channels and under the Company’s first skin and third skin for online channels with respect to the Company’s current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing the Company’s second skin available with respect to properties in such territories.  Pursuant to the terms of the agreement, in January 2019 the Company received a 20% ownership interest in William Hill US as well as 13.4 million ordinary shares of William Hill PLC, which carry certain time restrictions on when they can be sold. Additionally, the Company receives a profit share from the operations of betting and other gaming activities associated with the Company’s properties. “Skin” in the context of this agreement refers to the Company’s ability to grant to William Hill an online channel that allows William Hill to operate online casino and sports gaming activities in reliance on, and utilizing the benefit of, any licenses granted to the Company or its subsidiaries. As of March 31, 2020 and December 31, 2019, the Company’s receivable from William Hill totaled $0.6 and $3.5 million, respectively, and is reflected in due from affiliates on the Consolidated Balance Sheets.

The Company is accounting for its investment in William Hill US under the equity method. The fair value of the Company’s initial investment in William Hill US of $128.9 million at January 29, 2019 was determined using Level 3 inputs. As of March 31, 2020 and December 31, 2019, the carrying value of the Company’s interest in William Hill US totaled $127.2 million and $127.1 million, respectively, and is recorded in investment in and advances to unconsolidated affiliates on the Consolidated Balance Sheets.

As of March 31, 2020 and December 31, 2019, the fair value of the William Hill PLC shares totaled $10.0 and $29.3 million, respectively, net of a cumulative unrealized loss of $17.4 million and a cumulative unrealized gain of $2.1 million, respectively, and included in other assets, net on the Consolidated Balance Sheets. The Company recorded unrealized losses totaling $19.3 million and $2.9 million during the three months ended March 31, 2020 and 2019, respectively.

The Company also recorded deferred revenue associated with the William Hill US and William Hill PLC shares and is recognizing revenue on a straight-line basis over the 25-year agreement term. The Company recognized revenue of $1.5 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the balance of the William Hill deferred revenue totaled $140.6 million and $142.1 million, respectively, and is recorded in other long-term liabilities on the Consolidated Balance Sheets.

Note 7. Intangible Assets, net

Other and intangible assets, net, include the following amounts (in thousands):

	March 31,	December 31,
	2020	2019	Useful Life
Goodwill	$810,187	$909,717	Indefinite

Gaming licenses	$872,158	$893,302	Indefinite
Trade names	146,279	165,479	Indefinite
Player loyalty programs	97,935	100,694	3 - 4 years
Subtotal	1,116,372	1,159,475
Accumulated amortization player loyalty programs	(53,203)	(48,077)
Total gaming licenses and other intangible assets, net	$1,063,169	$1,111,398

Gaming licenses represent intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. These gaming license rights are not subject to amortization as the Company has determined that they have indefinite useful lives.

Goodwill represents the excess of the purchase prices of acquiring MTR Gaming, Isle, Elgin and Tropicana over the fair market value of the net assets acquired. The following table presents the change to goodwill for the three months ended March 31, 2020 (in thousands):

	Goodwill	Accumulated Impairment	Goodwill, net

December 31, 2019	$921,408	$(11,691)	$909,717
Impairments	—	(99,530)	(99,530)
Assets held for sale (see Note 4)	(5)	5	—
March 31, 2020	$921,403	$(111,216)	$810,187

During the three months ended March 31, 2020, the Company recognized impairment charges related to goodwill and trade names totaling $99.5 million and $15.6 million, respectively, due to declines in recent performance and the expected impact on future cash flows as a result of COVID-19.

Additionally, in conjunction with the classification of MontBleu’s operations as assets held for sale as of March 31, 2020 (see Note 4) as a result of the announced sale, an impairment charge totaling $45.6 million was recorded due to the carrying value exceeding the estimate sales proceeds. Impairment charges recorded by segment for the three months ended March 31, 2020 (in thousands) were as follows:

	West	South	Midwest	Total
Goodwill	$52,805	$15,625	$31,100	$99,530
Trade names	8,990	5,700	5,500	20,190
Property, plant and equipment (see Note 4)	23,228	—	—	23,228
Right of use assets (see Note 4)	17,810	—	—	17,810
	$102,833	$21,325	$36,600	$160,758

Amortization expense with respect to player loyalty programs for the three months ended March 31, 2020 and 2019 totaled $7.5 million and $7.6 million, respectively, which is included in depreciation and amortization in the Consolidated Statements of Operations. Such amortization expense is expected to be $20.6 million for the remainder of 2020 and $21.2 million and $4.2 million for the years ended December 31, 2021 and 2022, respectively.

Note 8. Income Taxes

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. These amendments allow for retroactive accelerated income tax depreciation on certain of our leasehold improvement assets. The Company is currently assessing the financial impact of these technical amendments on our business.

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

For the three months ended March 31, 2020, the Company’s tax benefit was $37.2 million. For the three months ended March 31, 2019, the Company’s tax expense was $10.4 million. For the three months ended March 31, 2020, the difference between the effective rate and the statutory rate is attributed primarily to goodwill impairments, true-up of certain state tax benefits, state and local income taxes and changes in the valuation allowance. For the three months ended March 31, 2019, the difference between the effective rate and the statutory rate is attributed primarily to non-deductible expenses, excess tax benefits associated with stock compensation, and state and local income taxes.

As of March 31, 2020, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company and its subsidiaries file US federal income tax returns and various state and local income tax returns. The Company does not have tax sharing agreements with the other members within the consolidated ERI group. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2008.

Note 9. Long-Term Financing Obligation

Under the prior lease accounting standard, the Company’s Master Lease with GLPI was accounted for as a failed sale-leaseback financing obligation equal to the fair value of the leased real estate assets and liabilities acquired in purchase accounting in conjunction with the acquisition of Tropicana in 2018. Upon adoption of ASC 842, the Company re-evaluated the Master Lease and determined this existing failed sale-leaseback transaction would continue to be accounted for as a financing obligation.

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

The initial annual rent under the terms of the lease was approximately $87.6 million and subject to annual escalations as referenced in the table below.

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

The future minimum payments related to the Master Lease financing obligation with GLPI at March 31, 2020 were as follows (in thousands):

2020 (excluding the three months ended March 31, 2020)	66,953
2021	90,417
2022	91,691
2023	92,990
2024	94,315
Thereafter	3,412,357
Total future payments	3,848,723
Less: Amounts representing interest at 10.2%	(3,295,701)
Plus: Residual values	420,100
Financing obligation to GLPI	$973,122

Total cash payments and interest expense related to the Master Lease totaled $22.2 million and $24.8 million, respectively, for the three months ended March 31, 2020. Total cash payments and interest expense related to the Master Lease totaled $21.9 million and $24.6 million, respectively, for the three months ended March 31, 2019.  For the initial periods of the Master Lease, cash payments are less than the interest expense recognized, which causes the failed sale-leaseback obligation to increase during the initial years of the lease term.

The Master Lease contains certain covenants, including minimum capital improvement expenditures and a rent coverage ratio. As of March 31, 2020, we were in compliance with all of the covenants under the Master Lease.

Note 10. Long-Term Debt

Long‑term debt consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Term Loan	$488,750	$498,750
Less: Unamortized discount and debt issuance costs	(7,407)	(7,982)
Net	481,343	490,768
6% Senior Notes due 2026	600,000	600,000
Less: Unamortized debt issuance costs	(17,420)	(17,958)
Net	582,580	582,042
6% Senior Notes due 2025	875,000	875,000
Plus: Unamortized debt premium	19,368	20,214
Less: Unamortized debt issuance costs	(15,296)	(15,939)
Net	879,072	879,275
7% Senior Notes due 2023	375,000	375,000
Less: Unamortized discount and debt issuance costs	(4,642)	(4,923)
Net	370,358	370,077
Revolving Credit Facility	465,000	—
Lumière Loan	246,000	246,000
Long-term notes and other payables	2,447	2,554
Less: Current portion	(246,109)	(246,175)
Total long-term debt	$2,780,691	$2,324,541

Amortization of the debt issuance costs and the discount and/or premium associated with our indebtedness totaled $1.6 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.  Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

In accordance with ASC Topic 470-50, Debt Modifications and Extinguishments (“ASC 470-50”), the Company recognized a loss on the early retirement of debt totaling $0.2 million for the three months ended March 31, 2020 related to a pro-rated write off of deferred financing costs associated with permanent payments on our Term Loan. The Company did not incur a similar loss during the three months ended March 31, 2019.

Scheduled maturities of long‑term debt are $246.0 million for the remainder of 2020, $0.2 million in 2021, $0.2 million in 2022, $840.1 million in 2023, $0.2 million in 2024, and $2.0 billion thereafter.

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

As of March 31, 2020, the Company had $488.8 million outstanding on the Term Loan and $465.0 outstanding under the Revolving Credit Facility. During the three months ended March 31, 2020, the Company elected to draw down availability under the Revolving Credit Facility as a precautionary measure to enhance its liquidity and provide financial flexibility as the effects of COVID-19 continue to evolve and impact global financial markets. The Company had $16.8 million of available borrowing capacity, after consideration of $18.2 million in outstanding letters of credit under its Revolving Credit Facility, as of March 31, 2020.

In 2019, the Company utilized $360.0 million and $150.0 million of net proceeds from the sales of Mountaineer, Cape Girardeau and Caruthersville and the sale of Presque, respectively, to repay a portion of amounts outstanding under the Term Loan.

The interest rate per annum applicable to loans under the Revolving Credit Facility are, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin from 0.75% to 1.50%, the margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25%, or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00%. Additionally, the Company pays a commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. As of March 31, 2020, the weighted average interest rate on the Term Loan and Revolving Credit Facility were 3.25% and 2.81%, respectively.

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

Debt and Master Lease Covenant Compliance

As of March 31, 2020, the Company was in compliance with all of the covenants under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026, the Credit Facility, the Lumière Loan and the Master Lease. However, the Company’s ability to remain in compliance with the quarterly maintenance covenants under its Credit Agreement and the Master Lease may be negatively impacted if the period of casino closures is prolonged or if the COVID-19 pandemic, measures implemented to curtail its spread or changes in the economy, discretionary spending and consumer confidence have a protracted negative effect on the Company’s business.

Failure to satisfy the quarterly maintenance covenants contained in the Credit Agreement and the Master Lease would require the Company to seek waivers or amendments of the maintenance covenants. There can be no assurance that the Company will be able to obtain required waivers or amendments, as such matters depend, in part, on factors outside of its control. If the Company fails to satisfy its quarterly maintenance covenants and is unable to obtain such waivers or amendments, its creditors could exercise remedies under the applicable documents governing such indebtedness, including acceleration of such indebtedness, and the lessor under the Master Lease could terminate the Master Lease. The acceleration of indebtedness outstanding under the Credit Agreement or the termination of the Master Lease as a result of failure to satisfy the covenants applicable to such obligations would give rise to an event of default under its outstanding senior notes entitling the holders thereof to accelerate the obligations thereunder.

Note 11. Fair Value Measurements

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

Restricted Cash and Investments: The estimated fair values of our restricted cash and investments are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2), or quoted prices available in active markets adjusted for time restrictions related to the sale of the investment (Level 3) and represent the amounts we would expect to receive if we sold our restricted cash and investments. Restricted investments include shares acquired in conjunction with the Company’s sports betting agreements that contain restrictions related to the ability to liquidate shares within a specified timeframe.

Marketable Securities:  Marketable securities consist primarily of trading securities held by the Company’s captive insurance subsidiary and unrestricted shares acquired in conjunction with the Company’s sports betting agreements. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1), quoted prices of identical assets in inactive markets, or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts we would expect to receive if we sold these marketable securities.

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

Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$11,036	$2,115	$14,011	$27,162
Marketable securities	24,301	7,084	—	31,385

	December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$11,276	$2,050	$29,283	$42,609
Marketable securities	27,103	7,531	—	34,634

The change in restricted cash and investments valued using Level 3 inputs for the three months ended March 31, 2020 is as follows:

Level 3 Investments
Fair value of investment and liabilities at December 31, 2019	$29,283
Value of additional investment received	4,678
Unrealized loss	(19,950)
Fair value at March 31, 2020	$14,011

There were no transfers between Level 1, Level 2 and Level 3 investments during the three months ended March 31, 2020.

In November 2018, the Company entered into a 20-year agreement with TSG pursuant to which it agreed to provide TSG with options to obtain access to a second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to the Company’s properties in the United States. Under the terms of the agreement, the Company will receive a revenue share from the operation of the applicable verticals by TSG under the Company’s licenses. Pursuant to the terms of the TSG agreement, the Company received 1.1 million TSG common shares, and an additional $5.0 million in TSG common shares became payable to the Company upon TSG’s exercise of its first option; all shares are subject to a one year restriction from the date they are received. The Company may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in its markets.  As of March 31, 2020 and December 31, 2019, the fair value of unrestricted shares in TSG totaled $11.0 million and $14.0 million, respectively, net of cumulative unrealized gains of $0.6 million and $3.7 million, respectively, and is included in marketable securities on the Consolidated Balance Sheet.  In addition, as of March 31, 2020, the fair value of restricted shares in TSG totaled $4.0 million, net of cumulative unrealized losses of $0.6 million, and is included in restricted cash and investments on the Consolidated Balance Sheet.  The Company recorded unrealized losses of $3.4 million during the three months ended March 31, 2020 and unrealized gains of $1.4 million during the three months ended March 31, 2019.

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities:
7% Senior Notes due 2023	$370,358	$327,656	$370,077	$390,938
6% Senior Notes due 2025	879,072	765,625	879,275	922,031
6% Senior Notes due 2026	582,580	552,000	582,042	662,250
Term Loan	481,343	422,769	490,768	498,127
Revolving Credit Facility	465,000	465,000	—	—
Lumière Loan	246,000	246,000	246,000	246,000
Other long-term debt	2,447	2,447	2,553	2,553

Note 12. Earnings per Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income available to common stockholders	$(175,638)	$38,229
Shares outstanding:
Weighted average shares outstanding – basic	77,954,038	77,567,147
Effect of dilutive securities:
Stock options	—	104,382
RSUs	—	917,581
Weighted average shares outstanding – diluted	77,954,038	78,589,110
Net (loss) income per common share attributable to common stockholders – basic:	$(2.25)	$0.49
Net (loss) income per common share attributable to common stockholders – diluted:	$(2.25)	$0.49

The weighted average shares outstanding-diluted calculation above excludes 107,154 stock options and 623,999 RSUs for the three months ended March 31, 2020 as the inclusion of these shares would have an anti-dilutive effect.

Note 13. Commitments and Contingencies

Litigation

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

Merger Litigation

In September and October of 2019, eight putative class action lawsuits were filed against the Company and/or Caesars in connection with the Merger.  The Company was named as a party in three of such actions: Cazer v. Caesars Entertainment Corp., et al, Civil Action No. A-19-801900-C, Eighth Judicial District Court Clark County, Nevada (9/13/2019), Gershman v. Caesars Entertainment Corp., et al, Civil Action No 1:19-cv-01720-UNA, United States District Court for the District of Delaware (9/12/2019), and Palkon v. Caesars Entertainment Corp., et al, Civil Action No. 1:19-cv-01679-UNA, United States District Court for the District of Delaware (9/9/2019).  In general, those complaints asserted claims under sections 14(a), 20(a) and Rule 14a-9 of the Securities Exchange Act of 1934 challenging the adequacy of certain disclosures in the joint proxy statement/prospectus filed in connection with the Merger.  In addition, one of the complaints alleges state law breach of fiduciary duty claims against the Caesars directors. In March 2020, the Company and Caesars reached an agreement with the plaintiffs in those actions to settle those claims in exchange for payment of certain fees to attorneys for the plaintiffs. As a result of that settlement, in March 2020, all eight suits were dismissed. These matters are now concluded.

Securities Action

On September 23, 2019, the Company and certain of its officers were named as defendants in a putative class action complaint filed in the United States District Court for the District of New Jersey and captioned as Elberts v. Eldorado Resorts, Inc., Case No. 2:19-cv-18230-SRC-CLW.  The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated under the Securities Exchange Act of 1934.  The complaint alleged that the Company made material misstatements and/or omissions during the period from March 1, 2019 through September 2, 2019.  The allegations related to disclosure concerning the subpoenas that certain of the Company’s directors and officers received from the SEC, which have been previously disclosed in the proxy statement/prospectus filed by the Company relating to the pending transaction with Caesars.  The SEC Investigation is ongoing. In March of 2020, the lead plaintiff decided not to pursue the claims any longer. As a result, this action was voluntarily dismissed by the lead plaintiff on March 17, 2020. This matter is now concluded.

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

Note 14. Related Affiliates

REI

As of March 31, 2020, Recreational Enterprises, Inc. (“REI”) owned approximately 11.1% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. As such, the Carano family has the ability to significantly influence the affairs of the Company. During the three months ended March 31, 2020 and 2019, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives, and the CSY Lease listed below.

C. S. & Y. Associates

The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Rent pursuant to the CSY Lease is $0.6 million annually and paid quarterly during the year. As of March 31, 2020 and December 31, 2019, there were no amounts due to or from CSY. As a result of the impact of COVID-19 on Eldorado Reno’s revenues due to the closure of the casino in March 2020, an amendment was executed to defer rental payments for a portion of 2020, not to exceed three months, until 2021 and 2022.

Note 15. Segment Information

The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company’s principal operating activities occur in five geographic regions and reportable segments. The reportable segments are based on the similar characteristics of the operating segments within the regions in which they operate. See Note 1 for a summary of these segments. Also see Notes 4 and 7 for a discussion of the impairment of intangibles and long-lived assets related to certain segments.

The following table sets forth, for the periods indicated, certain operating data for our five reportable segments.

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Revenues and expenses
West:
Net revenues	$105,490	$118,095
Depreciation and amortization	13,938	13,143
Operating (loss) income	(97,457)	10,801
Midwest:
Net revenues	60,793	96,787
Depreciation and amortization	4,522	8,421
Operating (loss) income	(19,354)	27,833
South:
Net revenues	97,052	132,714
Depreciation and amortization	7,120	11,015
Operating (loss) income	(11,194)	27,515
East:
Net revenues	108,056	166,233
Depreciation and amortization	11,241	12,149
Operating income	11,016	27,161
Central:
Net revenues	99,705	120,472
Depreciation and amortization	11,763	11,210
Operating income	18,114	27,070
Corporate:
Net revenues	1,973	1,522
Depreciation and amortization	1,849	1,819
Operating (loss) income	(24,305)	3,224
Total Reportable Segments
Net revenues	$473,069	$635,823
Depreciation and amortization	$50,433	$57,757
Operating (loss) income	$(123,180)	$123,604
Reconciliations to consolidated net income:
Operating (loss) income	$(123,180)	$123,604
Unallocated (loss) income and expenses:
Interest expense, net	(66,464)	(73,510)
Loss on extinguishment of debt	(158)	—
Unrealized loss on investments and marketable securities	(23,008)	(1,460)
Benefit (provision) for income taxes	37,172	(10,405)
Net (loss) income	$(175,638)	$38,229

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Capital Expenditures, Net
West	$8,586	$16,054
Midwest	1,636	4,123
South	3,780	3,764
East	5,597	10,574
Central	2,447	2,668
Corporate	1,155	1,177
Total	$23,201	$38,360

	Balance sheet as of March 31,
	2020	2019
	(in thousands)
Total Assets
West	$1,659,542	$1,816,033
Midwest	1,119,005	1,157,882
South	1,129,003	1,161,622
East	1,573,068	1,590,364
Central	1,546,207	1,539,894
Corporate, Other and Eliminations	(1,135,653)	(1,625,242)
Total	$5,891,172	$5,640,553

Note 16. Pending Acquisition

Caesars Entertainment Corporation

On June 24, 2019, the Company entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”) with Caesars Entertainment Corporation (“Caesars”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into Caesars, with Caesars surviving as a wholly-owned subsidiary of the Company (the “Merger”). Based on the terms and subject to the conditions set forth in the Merger Agreement, the aggregate consideration payable by the Company in respect of outstanding shares of common stock of Caesars will be (a) an amount of cash equal to (i) the sum of (A) $8.40 plus (B) an amount equal to $0.003333 for each day from March 25, 2020 until the closing date of the Merger (such aggregate amount, the “Per Share Cash Merger Consideration”), multiplied by (ii) a number of shares of Caesars common stock equal to (A) 682,161,838 (which includes 8,271,660 shares being held in escrow trust to satisfy unsecured claims pursuant to the Third Amended Joint Plan of Reorganization, filed with the U.S. Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318, which shares are not entitled to vote) plus (B) the number of shares of Caesars common stock (the “Aggregate Caesars Share Amount”) issued after June 24, 2019 and prior to the effective time of the Merger pursuant to the exercise of certain equity awards issued under Caesars stock plans or conversion of Caesars’ outstanding convertible notes and (b) a number of shares of common stock of Eldorado equal to 0.0899 multiplied by the Aggregate Caesars Share Amount (such amount per share of Caesars common stock, the “Merger Consideration”).  Based on the number of shares of ERI and Caesars outstanding as of March 31, 2020, following the consummation of the Merger (assuming that all Caesars convertible notes are converted immediately following consummation of the Merger into the Per Share Cash Merger Consideration  and 0.0899 shares of common stock of Eldorado for each share of Caesars common stock into which such Caesars convertible notes were convertible immediately prior to the Merger), Eldorado and former Caesars stockholders will hold approximately 50.2% and 49.8%, respectively, of the combined company's outstanding shares of common stock.

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

The Company expects that the Merger and related transactions will be consummated in mid-2020.

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

Overview

We are a geographically diversified gaming and hospitality company with 23 gaming facilities in 11 states as of March 31, 2020. Our properties, which are located in Colorado, Florida, Illinois, Indiana, Iowa, Mississippi, Missouri, Louisiana, Nevada, New Jersey and Ohio, feature approximately 23,900 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 660 table games and approximately 11,300 hotel rooms. Our primary source of revenue is generated by gaming operations, and we utilize our hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to our properties. All of our casino properties have been temporarily closed since March 18, 2020 due to orders issued by various state government agencies as a result of the outbreak of a new strain of coronavirus (“COVID-19”) that was identified in January 2020.  See “Recent Developments and Significant Factors Impacting Financial Results.”

We were founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. In 1993, we partnered with MGM Resorts International to build Silver Legacy Resort Casino (“Silver Legacy”), the first mega-themed resort in Reno. In 2005, we acquired our first property outside of Reno when we purchased a casino in Shreveport, Louisiana, now known as Eldorado Shreveport. In September 2014, we merged with MTR Gaming Group, Inc. and acquired gaming and racing facilities in Ohio, Pennsylvania and West Virginia. The following year, in November 2015, we acquired Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International. On May 1, 2017, we completed our acquisition of Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”), adding 13 gaming properties to our portfolio. On August 7, 2018, we acquired the Elgin Riverboat Resort – Riverboat Casino d/b/a Grand Victoria Casino (“Elgin”) (the “Elgin Acquisition”). On October 1, 2018, we completed our acquisition of Tropicana Entertainment, Inc. (“Tropicana”), adding seven properties to our portfolio (the “Tropicana Acquisition”).

On January 11, 2019 and March 8, 2019, respectively, we completed our sales of Presque Isle Downs & Casino (“Presque”) and Lady Luck Casino Nemacolin (“Nemacolin”), which are both located in Pennsylvania. On December 6, 2019 we closed our sales of Mountaineer Casino, Racetrack and Resort (“Mountaineer”), Isle Casino Cape Girardeau (“Cape Girardeau”) and Lady Luck Casino Caruthersville (“Caruthersville”). Mountaineer is located in West Virginia and Cape Girardeau and Caruthersville are located in Missouri.

On June 24, 2019, we entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”) with Caesars Entertainment Corporation (“Caesars”) pursuant to which a wholly-owned subsidiary of the Company will merge with and into Caesars, with Caesars surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the execution of the Merger Agreement, the Company also entered into a Master Transaction Agreement (the “MTA”) with VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to which, among other things, the Company has agreed to consummate one or more sale and leaseback transactions with VICI and/or its affiliates with respect to certain property described in the MTA. Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including anti-trust and regulatory approvals. The Company expects that the Merger will be consummated in mid-2020.

On July 10, 2019, we entered into a definitive agreement to sell the equity interests of Rainbow Casino Vicksburg Partnership, L.P. and IOC-Kansas City, L.L.C., the entities that hold Lady Luck Casino Vicksburg and Isle of Capri Casino Kansas City, to Twin River Worldwide Holdings, Inc. (“Twin River”). The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. The transaction is expected to be consummated in the second quarter of 2020. See Note 4.

On January 13, 2020 and March 9, 2020, respectively, we entered into definitive purchase agreements to sell the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu, to Maverick Gaming LLC (“Maverick”). On April 24, 2020, the agreements with Maverick were terminated and we entered into a definitive purchase agreement with Twin River and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC for aggregate consideration of $155 million, subject to a working capital adjustment.  The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals, and further provides that our obligation to consummate the sale is subject to the closing of the Merger with Caesars and the buyer’s obligation to consummate the sale is subject to receipt of financing sufficient to enable it to pay the consideration due at closing. The transaction is expected to close in the first quarter of 2021.

We own 18 of our casinos and lease five casinos that are subject to a master lease with GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”), that we entered into in connection with the Tropicana Acquisition on October 1, 2018 (the “Master Lease”). See full description under “Master Lease”.

Acquisition

Caesars Entertainment

On June 24, 2019, we entered into the Merger Agreement with Caesars. On the terms and subject to the conditions set forth in the Merger Agreement, the aggregate consideration paid by the Company in respect of outstanding shares of common stock of Caesars will be (a) an amount of cash equal to (i) the sum of (A) $8.40 plus (B) an amount equal to $0.003333 for each day from March 25, 2020 until the closing date of the Merger (such aggregate amount, the “Per Share Cash Merger Consideration”), multiplied by (ii) a number of shares of Caesars common stock equal to (A) 682,161,838 (which includes 8,271,660 shares being held in escrow trust to satisfy unsecured claims pursuant to the Third Amended Joint Plan of Reorganization, filed with the U.S. Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318, which shares are not entitled to vote) plus (B) the number of shares of Caesars common stock (the “Aggregate Caesars Share Amount”) issued after June 24, 2019 and prior to the effective time of the Merger pursuant to the exercise of certain equity awards issued under Caesars stock plans or conversion of Caesars’ outstanding convertible notes and (b) a number of shares of ERI common stock equal to 0.0899 multiplied by the Aggregate Caesars Share Amount (such amount per share of Caesars common stock, the “Merger Consideration”). Based on the number of shares of ERI and Caesars outstanding as of March 31, 2020, following the consummation of the Merger (assuming that all Caesars convertible notes are converted immediately following consummation of the Merger into the Per Share Cash Merger Consideration and 0.0899 shares of common stock of Eldorado for each share of Caesars common stock into which such Caesars convertible notes were convertible immediately prior to the Merger), Eldorado stockholders and former Caesars stockholders will hold approximately 50.2% and 49.8%, respectively, of the combined company's outstanding shares of common stock.

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

In connection with the execution of the Merger Agreement, on June 24, 2019, we entered into the MTA with VICI, pursuant to which, among other things, we have agreed, subject to the consummation of the Merger and the other applicable conditions set forth therein and in any related documents, (i) through one or more of our subsidiaries (after giving effect to the Merger) to consummate one or more sale and leaseback transactions with VICI and/or its affiliates with respect to certain property described in the MTA, including Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City, (ii) through one or more of our subsidiaries (after giving effect to the Merger) to amend the CPLV Lease, the Non-CPLV Lease and the Joliet Lease (each as defined in the MTA) in accordance with the terms of the MTA and receive certain consideration from VICI or its affiliates in respect thereof, (iii) to provide a guaranty in respect of each of the CPLV Lease, the Non-CPLV Lease and the Joliet Lease in accordance with the terms of the MTA, (iv) to enter into (or cause our subsidiaries (after giving effect to the Merger) to enter into) certain right of first refusal agreements and a put-call right agreement in accordance with the terms of the MTA and (v) to undertake certain related transactions in connection with or related to the foregoing.  We expect to apply the proceeds of the VICI transactions to pay a portion of the cash consideration payable in the Merger and transaction expenses associated with the Merger and related transactions.

On September 26, 2019, the Company and VICI entered into definitive Purchase and Sale Agreements to effect the purchase and sale of Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City in connection with the transactions described in clause (i) of the preceding paragraph.

We expect that the Merger and related transactions will be consummated in mid-2020.

Partnerships and Development Opportunities

William Hill

In September 2018, we entered into a 25-year agreement, which became effective January 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which we (i) granted to William Hill the right to conduct betting activities in retail channels and under our first skin and third skin for online channels with respect to our current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing our second skin available with respect to properties in such territory.  Pursuant to the terms of the agreement, we received a 20% ownership interest in William Hill US valued at approximately $128.9 million as well as 13.4 million ordinary shares of William Hill PLC valued at approximately $27.3 million upon closing of the transaction in January 2019. The Company’s initial equity and the profit and losses attributable to William Hill US are in included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Operations. The amortization of deferred revenues associated with the Company’s equity interests is included in corporate and other revenues and operating income. Additionally, we receive a profit share from the operations of betting and other gaming activities associated with the Company’s properties, which is included in other property revenues and operating income.

The Stars Group

In November 2018, we entered into a 20-year agreement with The Stars Group Inc. (“TSG”) pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses. Pursuant to the terms of the TSG agreement, we received 1.1 million TSG common shares valued at approximately $18.6 million and an additional $5.0 million in TSG common shares became payable to us upon TSG’s exercise of its first option, which shares we received in the fourth quarter of 2019. In December 2019, we sold approximately 0.5 million of our TSG common shares at the request of William Hill and remitted the proceeds to them in accordance with the terms of our William Hill agreement. We may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in our markets. Upon the entry into the TSG agreement, the Company also recorded deferred revenue associated with the shares received and recognizes revenue which is included in corporate and other revenues and operating income.

Pompano Joint Venture

In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property.  As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with our input and will submit it for our review and approval. We and Cordish have made cash contributions of $500,000 each and could be required to make additional contributions to a maximum of $2.0 million ($1.0 million per member) at the request of the managing member. We have agreed to contribute approximately 130 to 200 acres of land to the joint venture for the project. As of March 31, 2020 and December 31, 2019, we have contributed approximately 23 acres to the joint venture at an approximate fair value of $6.6 million. While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. We participate evenly with Cordish in the profits and losses of the joint venture, which is included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Operations.

Divestitures

Presque and Nemacolin

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

On July 6, 2018, in consideration of the time and expense needed to reply to the Second Request, the Company and CDI entered into a termination agreement and release pursuant to which the parties agreed to terminate the asset purchase agreement with respect to Vicksburg and to enter into an asset purchase agreement pursuant to On August 10, 2018, we entered into a definitive agreement to sell substantially all of the assets and liabilities of Nemacolin to CDI.  Under the terms of the agreement, CDI agreed to purchase Nemacolin for cash consideration of approximately $0.1 million, subject to a customary working capital adjustment. We completed the sale of Presque on January 11, 2019 and the sale of Nemacolin on March 8, 2019.

Mountaineer, Cape Girardeau and Caruthersville

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

Prior to the closing date, the divestitures Mountaineer, Cape Girardeau and Caruthersville met the requirements for presentation as assets held for sale. However, they did not meet the requirements for presentation as discontinued operations. Mountaineer was reported in the East segment and Cape Girardeau and Caruthersville were reported in Midwest segment.

Vicksburg and Kansas City

On July 10, 2019, we entered into a definitive agreement to sell the equity interests of Rainbow Casino Vicksburg Partnership, L.P. and IOC-Kansas City, L.L.C., the entities that hold Lady Luck Casino Vicksburg and Isle of Capri Casino Kansas City, to Twin River Worldwide Holdings, Inc. (“Twin River”) for cash consideration of approximately $230 million, subject to a working capital adjustment.

The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. The transaction is expected to close in the second quarter of 2020.

Vicksburg and Kansas City met the requirements for presentation as assets held for sale as of December 31, 2019. However, they did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations.

Eldorado Shreveport and MontBleu

On January 13, 2020 and March 9, 2020, respectively, we entered into definitive purchase agreements to sell the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu, to Maverick. On April 24, 2020, the agreements with Maverick were terminated and we entered into a definitive purchase agreement with Twin River and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC for aggregate consideration of $155 million, subject to a working capital adjustment. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals, and further provides that our obligation to consummate the sale is subject to the closing of the Merger with Caesars and the buyer’s obligation to consummate the sale is subject to receipt of financing sufficient to enable it to pay the consideration due at closing. The transaction is expected to close in the first quarter of 2021.

Eldorado Shreveport and MontBleu met the requirements for presentation as assets held for sale under generally accepted accounting principles as of March 31, 2020. However, none of the pending divestitures met the requirements for presentation as discontinued operations and are included in income from continuing operations in the periods presented.

In conjunction with the classification of MontBleu’s operations as assets held for sale as a result of the announced sale, an impairment charge totaling $45.6 million was recorded during the three months ended March 31, 2020 due to the carrying value exceeding the estimated net sales proceeds.

Reportable Segments

The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of March 31, 2020:

Segment	Property	Date Acquired	State
West	Eldorado Resort Casino Reno ("Eldorado Reno")	(a)	Nevada
	Silver Legacy Resort Casino ("Silver Legacy")	(a)	Nevada
	Circus Circus Reno ("Circus Reno")	(a)	Nevada
	MontBleu Casino Resort & Spa ("MontBleu")	October 1, 2018 (c)	Nevada
	Tropicana Laughlin Hotel & Casino ("Laughlin")	October 1, 2018	Nevada
	Isle Casino Hotel - Blackhawk ("Isle Black Hawk")	May 1, 2017	Colorado
	Lady Luck Casino - Black Hawk ("Lady Luck Black Hawk")	May 1, 2017	Colorado

Midwest (b)	Isle Casino Waterloo ("Waterloo")	May 1, 2017	Iowa
	Isle Casino Bettendorf ("Bettendorf")	May 1, 2017	Iowa
	Isle of Capri Casino Boonville ("Boonville")	May 1, 2017	Missouri
	Isle of Capri Casino Kansas City ("Kansas City")	May 1, 2017 (c)	Missouri

South	Isle Casino Racing Pompano Park ("Pompano")	May 1, 2017	Florida
	Eldorado Resort Casino Shreveport ("Eldorado Shreveport")	(a) (c)	Louisiana
	Isle of Capri Casino Hotel Lake Charles ("Lake Charles")	May 1, 2017	Louisiana
	Belle of Baton Rouge Casino & Hotel ("Baton Rouge")	October 1, 2018	Louisiana
	Isle of Capri Casino Lula ("Lula")	May 1, 2017	Mississippi
	Lady Luck Casino Vicksburg ("Vicksburg")	May 1, 2017 (c)	Mississippi
	Trop Casino Greenville ("Greenville")	October 1, 2018	Mississippi

East (b)	Eldorado Gaming Scioto Downs ("Scioto Downs")	(a)	Ohio
	Tropicana Casino and Resort, Atlantic City ("Trop AC")	October 1, 2018	New Jersey

Central	Grand Victoria Casino ("Elgin")	August 7, 2018	Illinois
	Lumière Place Casino ("Lumière")	October 1, 2018	Missouri
	Tropicana Evansville ("Evansville")	October 1, 2018	Indiana

a)	Property was owned or acquired prior to 2017.
b)

Presque was sold on January 11, 2019, Nemacolin was sold on March 8, 2019 and Mountaineer was sold on December 6, 2019. All three properties were previously reported in the East segment. Cape Girardeau and Caruthersville were sold on December 6, 2019. Both properties were previously reported in the Midwest segment.

c)

We have entered into agreements to sell Kansas City, Vicksburg, Eldorado Shreveport and MontBleu. The Kansas City and Vicksburg sales are expected to close in the first half of 2020. The Eldorado Shreveport and MontBleu sales are expected to close in the first quarter of 2021.

The executive decision maker of our Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Our principal operating activities occur in five geographic regions and reportable segments. The reportable segments are based on the similar characteristics of the operating segments within the regions in which they operate: West, Midwest, South, East, and Central. See the table above for a listing of properties included in each segment.

Presentation of Financial Information

The financial information included in this Item 2 for periods after our sales of Presque and Nemacolin on January 11, 2019 and March 8, 2019, respectively, and our sales of Mountaineer, Cape Girardeau and Caruthersville on December 6, 2019 are not fully comparable to the periods prior to their respective sale dates. See Note 4.

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

Recent Developments and Significant Factors Impacting Financial Results

The following summary highlights recent developments and significant factors impacting our financial results for the three months ended March 31, 2020 and 2019.

•

COVID-19 Pandemic – In January 2020, an outbreak of a new strain of coronavirus was identified and has since spread throughout much of the world, including the United States. All of our casino properties have been temporarily closed since March 18, 2020 due to orders issued by various state government agencies in connection with the COVID-19 pandemic.  As a result of these closures, the COVID-19 pandemic has had an adverse effect on our business, financial condition and results of operations for the three months ended March 31, 2020 despite a strong start to the first quarter with positive year over year results for January and February. We continued to pay our full-time employees through April 10, 2020, including tips and tokes. Effective April 11, 2020, we furloughed approximately 90% of our employees, implemented salary reductions and committed to continue to provide benefits to our employees through June 30, 2020. As a result of these payroll changes combined with other cost saving measures, our daily operating expenses reduced significantly. In an effort to maintain liquidity and provide financial flexibility as the effects of COVID-19 continue to evolve and impact global financial markets, we borrowed $465 million under our revolving credit facility on March 16, 2020. The extent of the ongoing and future effects of the COVID-19 pandemic on our business and the casino resort industry generally is uncertain, but we expect that it will continue to have a significant impact on our business, results of operations and financial condition. As a result of the continuation of closures for a significant portion of the second quarter of 2020 and the protective measures expected to be put into place upon re-opening, we anticipate that our results of operations for the second quarter of 2020 will be lower than those for the first quarter of 2020, and operating results may be negatively impacted for the remainder of the year and potentially thereafter.  The extent and duration of the impact of COVID-19 will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak, the length of time that our casinos remain closed, our ability to adapt to new operating procedures upon re-opening of our casinos, the impact on consumer demand and discretionary spending, the length of time it takes for demand to return and our ability to adjust our cost structures for the duration of the outbreak’s impact on our operations.

•

Caesars Acquisition – Transaction costs related to our pending acquisition of Caesars announced in June 2019 totaled $9.3 million for the three months ended March 31, 2020. Pursuant to the MTA with VICI, we are required to reimburse VICI for 50% of any prepayment penalties in connection with VICI’s payoff related to its CPLV loan, regardless of whether the Merger closing occurs. As of December 31, 2019 and March 31, 2020, our proportionate share of VICI’s prepayment penalty paid in 2019 was accrued and totaled approximately $55.4 million.

•

Presque and Nemacolin Divestitures - The sales of Presque and Nemacolin did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the periods prior to their respective closing dates for the three months ended March 31, 2019. We closed the sales of Presque and Nemacolin on January 11, 2019 and March 8, 2019, respectively, and recorded a net gain of $22.2 million.

•

Mountaineer, Cape Girardeau and Caruthersville Divestitures – The sales of Mountaineer, Cape Girardeau and Caruthersville did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the periods prior to their closing date for the three months ended March 31, 2019. We closed the sales of these properties on December 6, 2019 and recorded a net gain of $28.6 million during the fourth quarter of 2019.

The divestitures of Presque, Nemacolin and Mountaineer, Cape Girardeau and Caruthersville in January, March and December 2019, respectively, are collectively referred to as the “Divestitures.”

•

Eldorado Shreveport and MontBleu Divestitures - The sales of Eldorado Shreveport and MontBleu did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations. In conjunction with the classification of MontBleu’s operations as assets held for sale as a result of the announced sale, an impairment charge totaling $45.6 million was recorded during the three months ended March 31, 2020 due to the carrying value exceeding the estimated net sales proceeds.

•

William Hill and TSG – The amortization of deferred revenues associated with the William Hill and TSG agreements totaled $1.9 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively, and is included in corporate and other revenues and operating income. In addition, we recorded a $23.0 million unrealized loss associated with our investments in William Hill and TSG for the three months ended March 31, 2020.

•

Impairment Charges – As a result of declines in recent performance and the expected impact on future cash flows as a result of COVID-19, we recognized impairment charges related to trade names and goodwill during the three months ended March 31, 2020 totaling $15.6 million and $99.5 million, respectively.

•

Weather and Construction Disruption - All of our segments were negatively impacted by severe weather, including flooding, during the first quarter of 2019 compared to the same prior year period. Additionally, our West segment was negatively impacted by disruption to our casino floor and hotel availability associated with renovation projects at our Black Hawk property during the construction period from January to June 2019.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change
Net revenues	$473,069	$635,823	(25.6)%
Operating (loss) income	(123,180)	123,604	(199.7)%
Net (loss) income	(175,638)	38,229	(559.4)%

Operating Results.  Net revenues declined $162.9 million, or 25.6%, for the three months ended March 31, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, net revenues decreased $100.2 million, or 17.5%, for the three months ended March 31, 2020 compared to the same prior year period primarily due to the negative impact of COVID-19 and the resulting closure of our properties in March 2020.

Operating income declined $246.8 million, or 199.7%, for the three months ended March 31, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, operating income decreased $237.5 million, or 207.7%, for the three months ended March 31, 2020 mainly due to the negative impact of COVID-19 in addition to transaction costs associated with the acquisition of Caesars and the previously discussed impairment charges totaling $160.8 million. The year-over-year decrease in operating income was also driven by a $22.2 million gain recorded for the three months ended March 31, 2019 due to the sale of Presque and Nemacolin.

Net income decreased $213.9 million, or 559.4%, for the three months ended March 31, 2020 compared to the same prior year period principally due to the same factors impacting operating income offset by the benefit for income taxes totaling $37.2 million. Net income for the three months ended March 31, 2020 compared to the same prior year period was also impacted by a $23.0 million unrealized loss associated with declines in our investments and marketable securities.

Net Revenues and Operating Income (Loss)

The following tables highlight our net revenues and operating income (loss) by reportable segment (dollars in thousands):

	Net Revenues for the Three Months Ended March 31,		Operating Income (Loss) for the Three Months Ended March 31,
	2020	2019	2020	2019
West	$105,490	$118,095	$(97,457)	$10,801
Midwest	60,793	96,787	(19,354)	27,833
South	97,052	132,714	(11,194)	27,515
East	108,056	166,233	11,016	27,161
Central	99,705	120,472	18,114	27,070
Corporate	1,973	1,522	(24,305)	3,224
Total	$473,069	$635,823	$(123,180)	$123,604

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Net revenues and operating expenses were as follows (dollars in thousands):

	Three Months Ended
	March 31,			Percent
	2020	2019	Variance	Change
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$44,977	$53,406	$(8,429)	(15.8)%
Midwest	53,313	85,169	(31,856)	(37.4)%
South	79,652	109,350	(29,698)	(27.2)%
East	79,931	124,951	(45,020)	(36.0)%
Central	81,876	97,810	(15,934)	(16.3)%
Total Gaming and Pari-Mutuel Commissions	339,749	470,686	(130,937)	(27.8)%
Non-gaming:
West	60,513	64,689	(4,176)	(6.5)%
Midwest	7,480	11,618	(4,138)	(35.6)%
South	17,399	23,364	(5,965)	(25.5)%
East	28,125	41,282	(13,157)	(31.9)%
Central	17,828	22,662	(4,834)	(21.3)%
Corporate	1,975	1,522	453	29.8%
Total Non-gaming	133,320	165,137	(31,817)	(19.3)%
Total Net Revenues	473,069	635,823	(162,754)	(25.6)%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	20,409	21,048	(639)	(3.0)%
Midwest	22,906	34,480	(11,574)	(33.6)%
South	41,747	49,941	(8,194)	(16.4)%
East	37,036	61,286	(24,250)	(39.6)%
Central	37,058	43,551	(6,493)	(14.9)%
Total Gaming and Pari-Mutuel Commissions	159,156	210,306	(51,150)	(24.3)%
Non-gaming
West	37,133	39,163	(2,030)	(5.2)%
Midwest	4,763	6,504	(1,741)	(26.8)%
South	12,822	14,476	(1,654)	(11.4)%
East	18,362	22,474	(4,112)	(18.3)%
Central	11,624	12,667	(1,043)	(8.2)%
Total Non-gaming	84,704	95,284	(10,580)	(11.1)%

Marketing and promotions	24,953	32,301	(7,348)	(22.7)%
General and administrative	91,675	119,888	(28,213)	(23.5)%
Corporate	16,482	16,754	(272)	(1.6)%
Impairment charges	160,758	958	159,800	16,680.6%
Depreciation and amortization	50,433	57,757	(7,324)	(12.7)%
Total Operating Expenses	$588,161	$533,248	$54,913	10.3%

Gaming Revenues and Pari-Mutuel Commissions.  For the three months ended March 31, 2020 compared to the same prior year period, gaming revenues and pari-mutuel commissions declined 27.8%. Excluding the impact of the Divestitures, gaming revenues and pari-mutuel commissions decreased 18.3% for the three months ended March 31, 2020 compared to the same prior year period mainly due to reductions in casino volume associated with the impact of COVID-19 and the related closures of our properties in March 2020.

Non-gaming Revenues.  Non-gaming revenues decreased 19.3% for the three months ended March 31, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, non-gaming revenues declined 15.4% for the three months ended March 31, 2020 compared to the same prior year periods mainly due to the impact of COVID-19 and the related closures of our properties, included hotels, restaurants and entertainment venues, in March 2020.

Gaming Expenses and Pari-Mutuel Commissions. Gaming expenses and pari-mutuel commissions declined 24.3% for the three months ended March 31, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, gaming expenses and pari-mutuel commissions decreased 10.8% for the three months ended March 31, 2020 compared to the same prior year period in conjunction with the previously discussed decrease in gaming revenues and pari-mutuel commissions.

Non-gaming Expenses.  Non-gaming expenses declined 11.1% for the three months ended March 31, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, non-gaming expenses decreased 6.3% for the three months ended March 31, 2020 compared to the same prior year period in conjunction with previously discussed decrease in non-gaming expenses.

Marketing and Promotions Expenses.  Marketing and promotions expenses declined 22.7% for the three months ended March 31, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, marketing and promotions expense decreased 16.4% for the three months ended March 31, 2020 compared to the same prior year period. This decline was primarily due to savings achieved via the termination of certain marketing contracts, reductions in direct mail costs and continued company-wide changes in marketing and promotional activity. Additionally, to the extent possible, marketing and promotions expenses were reduced or eliminated following the closure of our properties in March 2020.

General and Administrative Expenses.  General and administrative expenses declined 23.5% for the three months ended March 31, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, general and administrative expenses decreased 16.6% for the three months ended March 31, 2020 compared to the same prior year period mainly due to the centralization of certain services provided to our properties and realized savings achieved through the continued consolidation of purchasing programs. Additionally, general and administrative expenses, including utilities, were reduced following the closure of our properties in March 2020.

Corporate Expenses.  For the three months ended March 31, 2020 compared to the same prior year period, corporate expenses decreased 1.6% primarily due to reductions in corporate bonus expense, captive insurance expense, certain professional fees and travel costs due to the COVID-19 impact for the three months ended March 31, 2020 compared to the same prior year period.

Depreciation and Amortization Expense.  For the three months ended March 31, 2020 compared to the same prior year period, depreciation and amortization expense declined 12.7% mainly due to ceasing depreciation and amortization expense on assets held for sale. Excluding the impact of the Divestitures, depreciation and amortization expense decreased 5.8% for the three months ended March 31, 2020 compared to the same prior year period mainly due to many assets becoming fully depreciated in 2019.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three Months Ended March 31, 2020 and 2019

Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding the Company’s ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, stock-based compensation, impairment charges, transaction expenses, severance expense, selling costs associated with the divestitures of properties, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, and (gain) loss related to divestitures. Adjusted EBITDA also excludes the expense associated with our Master Lease with GLPI as the transaction was accounted for as a financing obligation and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“US GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our Master Lease and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for our operating segments for the three months ended March 31, 2020 and 2019, in addition to reconciling Adjusted EBITDA to operating income (loss) in accordance with US GAAP (unaudited, in thousands):

	Three Months Ended March 31, 2020
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (1)	Other (2)	Adjusted EBITDA

West	$(97,457)	$13,938	$—	$—	$103,144	$19,625
Midwest	(19,354)	4,522	2	—	36,617	21,787
South	(11,194)	7,120	2	—	21,776	17,704
East	11,016	11,241	—	—	28	22,285
Central	18,114	11,763	—	—	20	29,897
Corporate and Other	(24,305)	1,849	5,738	9,294	(1,327)	(8,751)
Total	$(123,180)	$50,433	$5,742	$9,294	$160,258	$102,547

	Three Months Ended March 31, 2019
	Operating Income (Loss)	Depreciation and Amortization	Stock-Based Compensation	Transaction Expenses (1)	Other (5)	Adjusted EBITDA
Including Divestitures:
West	$10,801	$13,143	$—	$—	$99	$24,043
Midwest	27,833	8,421	15	—	55	36,324
South	27,515	11,015	9	—	132	38,671
East	27,161	12,149	7	—	187	39,504
Central	27,070	11,210	—	—	43	38,323
Corporate and Other	3,224	1,819	4,917	1,894	(22,067)	(10,213)
Total	$123,604	$57,757	$4,948	$1,894	$(21,551)	$166,652

Divestitures:
Midwest	$6,525	$2,190	$7	$—	$—	$8,722
East	2,719	2,027	7	—	80	4,833
Total Divestitures (3)	$9,244	$4,217	$14	$—	$80	$13,555

Excluding Divestitures:
West	$10,801	$13,143	$—	$—	$99	$24,043
Midwest	21,308	6,231	8	—	55	27,602
South	27,515	11,015	9	—	132	38,671
East	24,442	10,122	—	—	107	34,671
Central	27,070	11,210	—	—	43	38,323
Corporate and Other	3,224	1,819	4,917	1,894	(22,067)	(10,213)
Total Excluding Divestitures (4)	$114,360	$53,540	$4,934	$1,894	$(21,631)	$153,097

(1)

Transaction expenses primarily represent costs related to the pending acquisition of Caesars for the three months ended March 31, 2020, and costs related to the acquisitions of Elgin and Tropicana for the three months ended March 31, 2019.

(2)

Other, for the three months ended March 31, 2020, is comprised of severance expense, (gain) loss on the sale or disposal of property and equipment, equity in income (loss) of unconsolidated affiliate, impairment charges, and selling costs associated with the pending divestitures of Kansas City, Vicksburg, Shreveport, and MontBleu.

(3)

Figures are for Presque for the period beginning January 1, 2019 and ending January 11, 2019, Nemacolin for the period beginning January 1, 2019 and ending March 8, 2019, and Mountaineer, Cape Girardeau and Caruthersville for the three months ended March 31, 2019.

(4)

Total figures for the three months ended March 31, 2019 exclude the results of operations for Presque for the period beginning January 1, 2019 and ending January 11, 2019, Nemacolin for the period beginning January 1, 2019 and ending March 8, 2019, and Mountaineer, Cape Girardeau and Caruthersville for the three months ended March 31, 2019. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.

(5)

Other for the three months ended March 31, 2019 is comprised of severance expense, (gain) loss related to divestitures, (gain) loss on the sale of disposal of property and equipment, equity in income (loss) of an unconsolidated affiliate, impairment charges, and selling costs associated with the divestiture of Presque and Nemacolin.

Liquidity and Capital Resources

We are a holding company and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on existing cash on hand, contracted asset sales and cash flow from our subsidiaries.

Our primary sources of liquidity and capital resources have been existing cash on hand, cash flow from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt securities and proceeds from completed asset sales. As of March 31, 2020, we had $465.0 million outstanding and $16.8 million of available borrowing capacity, after consideration of $18.2 million in outstanding letters of credit, under our Revolving Credit Facility. We utilized $360.0 million and $150.0 million of net proceeds from the sales of Mountaineer, Cape Girardeau and Caruthersville in December 2019 and Presque in January 2019, respectively, to repay a portion of amounts outstanding under the Term Loan.

Our cash requirements can fluctuate significantly depending on our decisions with respect to business acquisitions or divestitures and strategic capital investments to maintain the quality of our properties. Our cash requirements have also been impacted by the ongoing impacts of government required closures of our casinos. We expect that our primary capital requirements going forward will relate to the re-opening and operation and maintenance of our properties, taxes, servicing our outstanding indebtedness, rent payments under our Master Lease and other leases and funding the Caesars acquisition. Pursuant to the A&R Commitment Letter, the Commitment Parties committed to arrange and provide the Company with: (w) a $1,000.0 million senior secured revolving credit facility, (x) a $3,000.0 million senior secured term loan B facility, (y) a $3,250.0 million senior secured 364-day bridge facility and (z) a $1,800.0 million senior unsecured bridge loan facility and (ii) Caesars Resort Collection, LLC, a subsidiary of Caesars, with a $2,400.0 million senior secured incremental term loan B facility (collectively, the “Debt Financing”). We expect to fund the anticipated Caesars acquisition with a combination of proceeds from the Debt Financing, the sale-leaseback transactions with VICI with respect to Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Atlantic City, the consideration received from VICI received in connection with amendments to the CPLV Lease and Non-CPLV Lease contemplated by the MTA, asset divestitures, existing cash on hand and cash flow generated by the Company and Caesars prior to the acquisition.

As a result of state government orders made in March 2020 in an effort to contain the spread of COVID-19, our casino properties located across the United States were ordered to temporarily close and remained shut down through the remainder of the first quarter. In an effort to mitigate the impacts of COVID-19 on our business and maintain liquidity and provide financial flexibility as the effects of COVID-19 continue to evolve and impact global financial markets, we borrowed $465 million under our Revolving Credit Facility on March 16, 2020 and furloughed approximately 90% of our employees beginning on April 11, 2020.  During the period that our casinos are closed, we expect that our main capital requirements, other than with respect to the Caesars acquisition, will be servicing our outstanding indebtedness, rent payments under our Master Lease and other leases, taxes and obligations with respect to fixed and variable costs that we continue to incur while our casinos are closed.

We expect that our primary capital requirements following the re-opening of our properties, other than with respect to the Caesars acquisition, will relate to the operation and maintenance of our properties, taxes, servicing our outstanding indebtedness and rent payments under our Master Lease.  While our capital expenditure requirements for 2020 will depend on the timing of re-opening of our casinos and the timing of closing the Caesars acquisition, we plan to spend approximately $40.0 million on capital expenditures during the remainder of 2020.  We expect to use cash on hand and cash generated from operations to meet such obligations.

We expect that borrowings incurred under our Revolving Credit Facility, cash generated from operations, borrowings under the Debt Financing and proceeds from the transactions contemplated by the MTA and the announced asset sales, net of associated taxes, will be sufficient to fund our operations and capital requirements, consummate the Caesars acquisition and service our outstanding indebtedness for the next twelve months.  However, the COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business, financial condition and results of operations and has caused, and may continue to cause, disruption in the financial markets. While we have undertaken efforts to mitigate the impacts of COVID-19 on our business and maintain liquidity, the extent of the ongoing and future effects of the COVID-19 pandemic on our business, results of operations and financial condition is uncertain and may adversely impact our liquidity in the future. Our ability to access additional capital may be adversely affected by the disruption in the financial markets caused by the COVID-19 pandemic, restrictions on incurring additional indebtedness contained in the agreements governing our indebtedness and the impact of the pandemic on our business, results of operations and financial condition.

At March 31, 2020, we had consolidated cash and cash equivalents of $671.7 million, excluding restricted cash. At December 31, 2019, we had consolidated cash and cash equivalents of $231.8 million, including restricted cash. This increase in cash was primarily due to borrowings under our Revolving Credit Facility, which were partially offset by cash used in operations following the closure of our properties in March 2020.

Operating Cash Flows.  For the three months ended March 31, 2020, cash flows provided by operating activities totaled $30.5 million compared to $65.4 million for the same prior year period. Our operating cash flows generally follow trends in operating income, excluding non-cash charges. Changes in the balance sheet accounts and the timing of significant payments, including interest, rent and tax payments will impact our operating cash flows. The decrease in operating cash flows compared to the same prior year period was primarily due to cash used to continue to pay operating expenses, including rent and interest payments, following the closure of our properties as a result of the COVID-19 pandemic.

Investing Cash Flow and Capital Expenditures.  Net cash flows used in investing activities totaled $13.1 million for the three months ended March 31, 2020 compared to $129.5 million provided by investing activities in the same prior year period. Our investing cash flows generally fluctuate depending upon the timing of strategic and maintenance capital expenditures in addition to business acquisitions or dispositions. Net cash used in investing activities for the three months ended March 31, 2020 was primarily due to $23.2 cash used for capital expenditures for various property enhancement and maintenance projects along with equipment purchases offset by $10.5 million in deposits associated with our agreement to sell Eldorado Shreveport and MontBleu to Maverick. Following the termination of this agreement, the deposits were refunded to Maverick in April 2020. Net cash flows provided by investing activities for the three months ended March 31, 2019 was primarily due to $177.1 million in net proceeds from the sales of Presque and Nemacolin, partially offset by cash used totaling $38.4 million for capital expenditures.

Financing Cash Flow.  Net cash provided by financing activities for the three months ended March 31, 2020 totaled $447.7 million compared to $209.8 million used in financing activities for the same prior year period. The cash provided by financing activities for the three months ended March 31, 2020 was principally due to $465.0 million of borrowings under the Revolving Credit Facility offset by $10.0 million of payments under the Term Loan. The cash used in financing activities for the three months ended March 31, 2019 was principally due to net payments under the Revolving Credit Facility partially funded by the proceeds from the sales of Presque and Nemacolin.

Debt and Master Lease Covenant Compliance

As of March 31, 2020, we were in compliance with all of the covenants under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026, the Credit Facility, the Lumière Loan and the Master Lease. However, our ability to remain in compliance with the quarterly maintenance covenants under our Credit Agreement and the Master Lease may be negatively impacted if the period of casino closures is prolonged or if the COVID-19 pandemic, measures implemented to curtail its spread or changes in the economy, discretionary spending and consumer confidence have a protracted negative effect on our business.

Failure to satisfy the quarterly maintenance covenants contained in the Credit Agreement and Master Lease would require us to seek waivers or amendments of the maintenance covenants. There can be no assurance that we will be able to obtain required waivers or amendments, as such matters depend, in part, on factors outside of our control. If we fail to satisfy the quarterly maintenance covenants and are unable to obtain such waivers or amendments, our creditors could exercise remedies under the applicable documents governing such indebtedness, including acceleration of such indebtedness, and the lessor under the Master Lease could terminate the Master Lease. The acceleration of indebtedness outstanding under the Credit Agreement or the termination of the Master Lease as a result of failure to satisfy the covenants applicable to such obligations would give rise to an event of default under our outstanding senior notes entitling the holders thereof to accelerate the obligations thereunder.

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

The Company acquired 223,823 shares of common stock at an aggregate value of $9.1 million and an average of $40.80 per share during the year ended December 31, 2018. No shares were repurchased during 2019 or the three months ended March 31, 2020.

Debt Obligations and Master Lease

Term Loan and Revolving Credit Facility

We are party to a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (as amended, the “Credit Facility”), consisting of a $1.45 billion term loan facility (the “Term Loan Facility” or “Term Loan”) and a $500.0 million revolving credit facility (the “Revolving Credit Facility”). Our obligations under the Revolving Credit Facility will mature on October 1, 2023. Our obligations under the Term Loan Facility will mature on April 17, 2024. We were required to make quarterly principal payments of $3.6 million on the Term Loan Facility on the last day of each fiscal quarter beginning on June 30, 2017 but satisfied this requirement as a result of the principal prepayment of $444.5 million on September 13, 2017 in conjunction with the issuance of the additional 6% Senior Notes due 2025. In addition, we are required to make mandatory payments of amounts outstanding under the Credit Facility with the proceeds of certain casualty events, debt issuances, and asset sales and, depending on the Company’s consolidated total leverage ratio, we may be required to apply a portion of our excess cash flow to repay amounts outstanding under the Credit Facility.

As of March 31, 2020, we had $488.8 million outstanding on the Term Loan and $465.0 outstanding under the Revolving Credit Facility. During the three months ended March 31, 2020, we elected to draw down availability under the Revolving Credit Facility as a precautionary measure to enhance our liquidity and provide financial flexibility as the effects of COVID-19 continue to evolve and impact global financial markets. We had $16.8 million of available borrowing capacity, after consideration of $18.2 million in outstanding letters of credit under our Revolving Credit Facility, as of March 31, 2020.

The interest rate per annum applicable to loans under the Revolving Credit Facility are, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin from 0.75% to 1.50%, the margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25% or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00%. Additionally, we pay a commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. As of March 31, 2020, the weighted average interest rates on the Term Loan and Revolving Credit Facility were 3.25% and 2.81%, respectively.

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

Master Lease

Our Master Lease is accounted for as a financing obligation and totaled $968.0 million as of March 31, 2020. The Master Lease contains certain covenants, including minimum capital improvement expenditures and a rent coverage ratio. As of March 31, 2020, we were in compliance with all of the covenants under the Master Lease. See Note 9 to our Consolidated Financial Statements for additional information about our Master Lease and related matters.

Contractual Obligations

There have been no material changes for the three months ended March 31, 2020 to our contractual obligations as disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2019.

Summarized Information of Guarantors

Certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026 and Credit Facility. There were no changes in the wholly-owned subsidiaries of the Company serving as guarantors, on a joint and several basis during the quarter ended March 31, 2020.

The consolidating condensed balance sheet as of March 31, 2020 is as follows:

Balance Sheet	Obligor Group	Non-Obligors	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$1,220,065	$22,341	$—	$1,242,406
Intercompany receivables (payables)	$2,933	$(2,933)	$—	$—
Other non-current asset	$8,361,398	$13,836	$(3,726,468)	$4,648,766
Current liabilities	$758,331	$12,677	$—	$771,008
Non-current liabilities	$4,181,823	$(1,868)	$—	$4,179,955

The consolidating condensed balance sheet as of December 31, 2019 is as follows:

Balance Sheet	Obligor Group	Non-Obligors	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$582,918	$21,725	$—	$604,643
Intercompany receivables (payables)	$1,790	$(1,790)	$—	$—
Other non-current asset	$8,876,547	$13,768	$(3,854,405)	$5,035,910
Current liabilities	$673,403	$15,043	$—	$688,446
Non-current liabilities	$3,836,939	$(2,089)	$—	$3,834,850

The consolidating condensed statement of operations for the three months ended March 31, 2020 is as follows:

	Obligor Group	Non-Obligors	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net revenues	$471,859	$1,210	$—	$473,069
Operating (loss) income	$(124,872)	$1,692	$—	$(123,180)
Interest expense, net	$(66,674)	$210	$—	$(66,464)
Net (loss) income	$(175,638)	$1,683	$(1,683)	$(175,638)

The consolidating condensed statement of operations for the three months ended March 31, 2019 is as follows:

	Obligor Group	Non-Obligors	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net revenues	$2,015,262	$40,745	$—	$2,056,007
Operating income	$307,629	$2,474	$—	$310,103
Interest expense, net	$(169,971)	$(1,761)	$—	$(171,732)
Net income (loss)	$95,235	$1,285	$(1,285)	$95,235

Other Liquidity Matters

We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in “Part II, Item 1. Legal Proceedings” and Note 11 to our unaudited consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included in our Annual Report on Form 10-K for the year ended December 31, 2019 and “Part II, Item IA. Risk Factors” which is included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Critical Accounting Policies

Our critical accounting policies disclosures are included in our Annual Report on Form 10‑K for the year ended December 31, 2019. Except as described in Note 1 to the accompanying condensed notes of these consolidated financial statements, we believe there have been no material changes since December 31, 2019. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Off‑Balance Sheet Arrangements

We do not currently have any off‑balance sheet arrangements.

Cautionary Statement Regarding Forward‑Looking Information

This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward‑looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward‑looking statements. Specifically, forward-looking statements may include, among others, statements concerning:

•	the impact of COVID-19 on our business and financial condition;
•	projections of future results of operations or financial condition;
•

our ability to consummate the acquisition of Caesars, the related real estate transactions with VICI and the disposition of MontBleu and our properties located in Shreveport, Kansas City and Vicksburg;

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

•	the extent and duration of the impact of the global COVID-19 pandemic on the Company’s business, financial results and liquidity;
•	the duration of closure of our properties, which we cannot predict at this time;
•	the impact and cost of new operating procedures expected to be implemented upon re-opening of the Company’s casinos;
•

the impact of actions we have undertaken to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain our employees;

•	the impact of the COVID-19 pandemic and resulting unemployment and changes in general economic conditions on discretionary consumer spending and customer demand;

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

In addition, the acquisition of Caesars, the related real estate transactions with VICI and the disposition of MontBleu and our properties located in Shreveport, Kansas City and Vicksburg and the provisions of the related acquisition agreements create additional risks, uncertainties and other important factors, including but not limited to:

•

the possibility that the proposed transactions are not consummated when expected or at all because required regulatory or other approvals are not received or other conditions to the consummation thereof are not satisfied on a timely basis, including as a result of delays arising from the COVID-19 pandemic, or at all;

•

the possibility that one or more of such transactions do not close on the terms described herein or that we are required to modify aspects of one or more of such transactions to obtain, or otherwise take action to satisfy conditions imposed in connection with, required regulatory approvals;

•	the risk that the financing required to fund the Merger and related transactions is not obtained on the terms anticipated or at all;

•

uncertainties in the global economy and credit markets, including as a result of the COVID-19 pandemic, and the potential impact on ERI’s ability to finance the acquisition of Caesars and related transactions;

•	risks associated with increased leverage and increased lease payments as a result of the proposed transactions;
•

the possibility that the anticipated benefits of the proposed transactions, including cost savings and expected synergies, are not realized when expected, or at all, including as a result of the impact of, or issues arising from, the COVID-19 pandemic, implementation of our operating strategies and integration of our business and Caesars’ business;

•

the incurrence of significant transaction and merger-related costs and the possibility that the transactions may be more expensive to complete than expected, including as a result of delays arising as a result of the COVID-19 pandemic or other unexpected factors or events;

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long‑term debt arrangements. As of March 31, 2020, interest on borrowings under our Credit Facility was subject to fluctuation based on changes in short-term interest rates.

As of March 31, 2020, our long‑term variable‑rate borrowings totaled $488.8 million under the Term Loan and $465.0 million was outstanding under the Revolving Credit Facility. Long‑term variable‑rate borrowings under the Term Loan and the Revolving Credit Facility represented approximately 31% of our long‑term debt as of March 31, 2020. During the three months ended March 31, 2020, the weighted average interest rates on our variable and fixed rate debt were 3.04% and 6.56%, respectively.

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

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and has, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the three months ended March 31, 2020.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
(a)	Material pending litigation, other than lawsuits arising in the normal course of our business, to which we became party during the quarter ended March 31, 2020, are summarized below:

Merger Litigation

In September and October of 2019, eight putative class action lawsuits were filed against Eldorado and/or Caesars in connection with the Merger.  The Company was named as a party in three of such actions: Cazer v. Caesars Entertainment Corp., et al, Civil Action No. A-19-801900-C, Eighth Judicial District Court Clark County, Nevada (9/13/2019), Gershman v. Caesars Entertainment Corp., et al, Civil Action No 1:19-cv-01720-UNA, United States District Court for the District of Delaware (9/12/2019), and Palkon v. Caesars Entertainment Corp., et al, Civil Action No. 1:19-cv-01679-UNA, United States District Court for the District of Delaware (9/9/2019).  In general, those complaints asserted claims under sections 14(a), 20(a) and Rule 14a-9 of the Securities Exchange Act of 1934 challenging the adequacy of certain disclosures in the joint proxy statement/prospectus filed in connection with the Merger.  In addition, one of the complaints alleges state law breach of fiduciary duty claims against the Caesars directors. In March 2020, the Company and Caesars reached an agreement with the plaintiffs in those actions to settle those claims in exchange for payment of certain fees to attorneys for the plaintiffs. As a result of that settlement, in March 2020, all eight suits were dismissed. These matters are now concluded.

Securities Action

On September 23, 2019, the Company and certain of its officers were named as defendants in a putative class action complaint filed in the United States District Court for the District of New Jersey and captioned as Elberts v. Eldorado Resorts, Inc., Case No. 2:19-cv-18230-SRC-CLW.  The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated under the Securities Exchange Act of 1934.  The complaint alleged that the Company made material misstatements and/or omissions during the period from March 1, 2019 through September 2, 2019.  The allegations related to disclosure concerning the subpoenas that certain of the Company’s directors and officers received from the SEC, which have been previously disclosed in the proxy statement/prospectus filed by the Company relating to the pending transaction with Caesars.  The SEC Investigation is ongoing. In March 2020, the lead plaintiff decided not to pursue the claims any longer. As a result, this action was voluntarily dismissed by the lead plaintiff on March 17, 2020. This matter is now concluded.

(a)

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

Legal matters are discussed in greater detail in “Part I, Item 3. Legal Proceedings” and Note 17 to our Consolidated Financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2019.

ITEM 1A.	RISK FACTORS

A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10‑K for the year ended December 31, 2019. There have been no material changes to those risk factors during the three months ended March 31, 2020, except for the following additional risk factors related to the impact of COVID-19 and the Merger.

The outbreak of COVID-19 has resulted in the temporary closure of our casino properties and has caused an economic downturn, widespread unemployment and an adverse impact on consumer sentiment. Such negative impacts could continue for an extended period of time and may worsen.

On March 13, 2020, in response to the coronavirus pandemic the U.S. government declared a national state of emergency. In an effort to help control the spread of COVID-19, public health officials imposed or recommended various measures, including social distancing, quarantine and stay-at- home or shelter-in-place directives, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, and cancellation of events, including sporting events, concerts, conferences and meetings.  As a result of orders issued by governmental authorities in the states in which our properties, all of our properties have been temporarily closed since March 18, 2020 and we furloughed approximately 90% of our employees beginning on April 11, 2020.

While the closure of our properties is expected to be temporary, we cannot estimate the impact of the COVID-19 pandemic on our future financial results or cash flows, in part due to our inability to reasonably estimate the duration of the closure of our properties and the range of factors that will influence our operations once our properties are permitted to re-open. Our future operations, financial results and cash flows will be impacted by a number of factors that we cannot predict and are beyond our control, including the duration and extent of shelter-in-place and social distancing measures and the impact of such measures on our ability to re-open and operate our casinos profitably.  Government and health authorities may implement new or extend existing restrictions, impose restrictions on travel and business operations and advise or require individuals to limit time spent outside of their homes, further delaying or interrupting our business.  In addition, we anticipate that social distancing measures will result in new restrictions on our operations following the time that our casinos re-open, which may result in reduced gaming operations arising from the reconfiguration of our gaming floor, limitations on the number of customers present in our facilities, implementation of additional health and safety measures, restrictions on hotel, food and beverage outlets and limits on concerts, conventions or special events that would otherwise attract customers to our properties.  In addition, future outbreaks of COVID-19 or other public health emergencies may result in the implementation of stay-at-home or additional social distancing and mitigation measures that could cause future closures of all or a portion of our properties and disruption to our business.

COVID-19 has materially adversely affected the economy and financial markets of the United States and the world and has resulted in widespread unemployment in the United States. Consumer demand for casino hotel and racetrack properties such as ours is particularly sensitive to downturns in the economy, unemployment and the associated impact on discretionary spending on leisure activities which bring demand for casino hotel properties such as ours.  We anticipate that there may be a reduced consumer demand following the re-opening of our casinos due to reduced consumer confidence and consumer fear, which is expected to lead to lower occupancy rates, reduced visitation and additional disruptions in our casino business.  The extent of changes in customer demand resulting from the economic downturn, widespread unemployment, reduced consumer confidence and consumer fears on our properties cannot reasonably be determined, but the impact of such factors may be significant and protracted.

As a result of the foregoing, we cannot predict the ultimate scope, duration and impact of the COVID-19 pandemic, but we expect that it will continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price for an extended period of time.  The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

We have undertaken aggressive actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 pandemic, which could negatively impact guest loyalty and our ability to attract and retain employees.

As a result of the closure of all of our properties and the continued uncertainty regarding the duration and severity of this pandemic, we have taken steps to reduce operating costs and improve efficiencies, including furloughing approximately 90% our employees. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty or our ability to attract and retain employees, and our reputation may suffer as a result. For example, if our furloughed employees do not return to work with us when the COVID-19 pandemic subsides, including because they find new employment during the furlough, we may experience operational challenges that may impact our ability to resume operations in full. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements, through effects bargaining relating to the shut down and/or re-opening of our operations, or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.

Our ability to remain in compliance with our covenants contained in the agreements governing our indebtedness and Master Lease, and our liquidity, may be negatively impacted by the COVID-19 pandemic, measures implemented to curtail its spread, and changes in the economy, discretionary spending and consumer confidence.

Our casino operations are a primary source of income and operating cash flows which we rely upon to remain in compliance with covenants contained in the agreements governing our outstanding indebtedness and the Master Lease. In an effort to mitigate the impacts of COVID-19 on our business and provide sufficient liquidity and capital resources during the period that our casinos are closed and thereafter, on March 16, 2020 we borrowed $465 million under our revolving credit facility, constituting substantially all of our remaining borrowing capacity under our revolving credit facility. As a result, as of March 31, 2020, we had an aggregate of $953.8 million of borrowings outstanding under our credit facility and $1,850.0 million in outstanding principal amount of senior notes. While we were in compliance with the covenants under our Master Lease and the agreements governing our outstanding indebtedness as of March 31, 2020, our ability to remain in compliance with the quarterly maintenance covenants contained in such agreements would be negatively impacted by a prolonged period of closure of our properties or if the COVID-19 pandemic, measures implemented to curtail its spread or changes in the economy, discretionary spending and consumer confidence have a protracted negative effect on our business. Failure to satisfy such quarterly maintenance covenants would require us to seek waivers or amendments of such covenants. If we are unable to obtain such waivers or amendments, our creditors and the lessor under the Master Lease would be entitled to exercise remedies under the documents governing such obligations, including acceleration of the outstanding principal amount of such indebtedness or termination of the Master Lease.  In addition, while we believe that our cash on hand will be sufficient to provide liquidity to meet our obligations during the period that our properties remain closed, a protracted period of closure of our casinos could impact our ability to make required payments under our outstanding indebtedness, Master Lease or other obligations. Our ability to raise additional financing may be restricted by the covenants and restrictions contained in the agreements governing our indebtedness and could be adversely affected by disruptions in the financing markets and changes to the economy caused by the COVID-19 pandemic.

Delay in consummating the Merger has resulted in an increase in the Merger Consideration. The disruption caused by the COVID-19 pandemic may cause further delay that increases costs associated with the Merger.

Pursuant to the terms of the Merger Agreement, the amount of cash payable by the Company as Merger Consideration per share of Caesars common stock began to increase on by $0.003333 daily beginning on March 25, 2020 and will increase by such amount until the closing date of the Merger.  As a result, delay in consummating the Merger, including a delay in receipt of regulatory approvals resulting from disruption caused by the COVID-19 pandemic, will increase the cash portion of the Merger Consideration. In addition, such delay may increase the costs of the transaction. In particular, the Company has incurred and will continue to incur significant costs relating to the Merger, such as debt commitment, legal, accounting and financial advisor fees, and, to the extent that the Debt Financing is incurred prior to consummation of the Merger, interest expense, in each case, that may increase in the event that the consummation of the Merger is delayed and will be payable in the event that the Merger is not consummated.

The COVID-19 pandemic may exacerbate the risks associated with the Merger.

As a result of the COVID-19 pandemic, all Caesars’ properties have been temporarily closed and a significant majority of Caesars’ employees have been furloughed.  COVID-19 has had an adverse impact on Caesars’ business and results of operations.  We cannot predict the scope, duration and impact of COVID-19 on Caesars’ business or on the ability of the Company to recognize the benefits of the Merger but we expect that impact of the COVID-19 pandemic may have the effect of exacerbating many of the risks related to the Merger described in our Annual Report on Form 10-K for the year ended December 31, 2019.  The combination of two independent businesses is a complex, costly and time-consuming process and we expect that the impacts of COVID-19 will make such combination more challenging.  Further, the Company and its subsidiaries will have a significant amount of additional indebtedness outstanding following the consummation of the Merger and will have significant obligations to pay rent and make capital expenditures under its leases with GPLI and VICI. The

Company and its subsidiaries expect to satisfy such obligations with cash flows from operations, which may be impacted by COVID-19, cash on hand, borrowings under committed credit facilities, additional financing and proceeds from asset sales.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibit	Method of Filing

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a‑14a and Rule 15d‑14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO RESORTS, INC.

Date: May 11, 2020	/s/ Thomas R. Reeg
Thomas R. Reeg
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	/s/ Bret Yunker
Bret Yunker
Chief Financial Officer (Principal Financial Officer)