Form 10-Q
period 2020-06-30
Caesars Entertainment, Inc.
filed 2020-08-06
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File No. 001-36629
CAESARS ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-3657681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 West Liberty Street, Suite 1150, Reno, Nevada 89501
(Address and zip code of principal executive offices)
(775) 328-0100
(Registrant’s telephone number, including area code)
Eldorado Resorts, Inc.
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.00001 par value	CZR	NASDAQ Stock Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of July 31, 2020 was 160,833,608.

CAESARS ENTERTAINMENT, INC.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED
JUNE 30, 2020

PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$950,483	$206,317
Restricted cash and investments	9,035	3,507
Marketable securities	36,071	34,634
Accounts receivable, net	44,305	53,899
Due from affiliates	585	3,806
Inventories	17,369	18,379
Prepaid expenses	33,096	30,966
Assets held for sale	443,793	253,135
Total current assets	1,534,737	604,643
Investment in and advances to unconsolidated affiliates	134,939	135,828
Property and equipment, net	2,418,687	2,614,524
Gaming licenses and other intangibles, net	1,056,429	1,111,398
Goodwill	810,187	909,717
Right-of-use assets	127,550	188,219
Other assets, net	65,918	76,224
Total assets	$6,148,447	$5,640,553
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$111	$246,175
Accounts payable	40,079	61,951
Accrued property, gaming and other taxes	32,035	43,050
Accrued payroll and related	42,676	62,337
Accrued interest	36,496	36,480
Income taxes payable	25,188	23,898
Short-term lease obligation	13,933	19,991
Accrued other liabilities	153,810	157,079
Liabilities related to assets held for sale	131,674	37,485
Total current liabilities	476,002	688,446
Long-term financing obligation to GLPI	975,792	970,519
Long-term debt, less current portion	2,670,739	2,324,541
Deferred income taxes	144,973	197,266
Long-term lease obligation	98,040	176,932
Other long-term liabilities	166,452	165,592
Total liabilities	4,531,998	4,523,296
Commitments and contingencies (Note 14)
STOCKHOLDERS' EQUITY:
Common stock, 200,000,000 shares authorized, 98,565,678 and 77,569,117 issued and outstanding, net of treasury shares, par value $0.00001 as of June 30, 2020 and December 31, 2019, respectively	1	1
Paid-in capital	1,534,373	759,547
Retained earnings	90,829	366,463
Treasury stock at cost, 223,823 shares held at June 30, 2020 and December 31, 2019	(9,131)	(9,131)
Accumulated other comprehensive income	377	377
Total stockholders’ equity	1,616,449	1,117,257
Total liabilities and stockholders’ equity	$6,148,447	$5,640,553
The accompanying condensed notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Casino and pari-mutuel commissions	$101,479	$457,162	$441,228	$927,848
Food and beverage	6,567	75,356	62,813	150,637
Hotel	8,916	78,391	57,292	143,175
Other	9,508	26,212	38,206	51,284
Net revenues	126,470	637,121	599,539	1,272,944
EXPENSES:
Casino and pari-mutuel commissions	43,354	203,240	202,510	413,546
Food and beverage	8,250	59,497	61,505	119,882
Hotel	5,846	25,136	28,114	48,786
Other	1,179	10,723	10,360	21,972
Marketing and promotions	5,105	32,080	30,058	64,381
General and administrative	64,862	117,431	156,537	237,319
Corporate	13,050	21,051	29,532	37,805
Impairment charges	—	—	160,758	958
Depreciation and amortization	48,939	56,533	99,372	114,290
Total operating expenses	190,585	525,691	778,746	1,058,939
(Loss) gain on sale or disposal of property and equipment	(65)	(366)	1,393	21,952
Transaction expenses	(12,697)	(7,292)	(21,991)	(9,186)
Loss from unconsolidated affiliates	(1,450)	(1,222)	(1,702)	(617)
Operating (loss) income	(78,327)	102,550	(201,507)	226,154
OTHER EXPENSE:
Interest expense, net	(68,136)	(71,798)	(134,600)	(145,308)
Loss on extinguishment of debt	—	—	(158)	—
Unrealized gain (loss) on investments and marketable securities	12,806	(1,398)	(10,202)	(2,858)
Total other expense	(55,330)	(73,196)	(144,960)	(148,166)
(Loss) income before income taxes	(133,657)	29,354	(346,467)	77,988
Benefit (provision) for income taxes	33,661	(10,418)	70,833	(20,823)
Net (loss) income	$(99,996)	$18,936	$(275,634)	$57,165
Net (loss) income per share of common stock:
Basic	$(1.25)	$0.24	$(3.49)	$0.74
Diluted	$(1.25)	$0.24	$(3.49)	$0.73
Weighted average basic shares outstanding	80,053,676	77,682,759	79,009,373	77,625,303
Weighted average diluted shares outstanding	80,053,676	78,725,289	79,009,373	78,657,552
The accompanying condensed notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(99,996)	$18,936	$(275,634)	$57,165
Other comprehensive income, net of tax	—	—	—	—
Comprehensive (loss) income, net of tax	$(99,996)	$18,936	$(275,634)	$57,165
The accompanying condensed notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shares	Amount	Total
Balance, December 31, 2019	77,792,940	$1	$759,547	$366,463	$377	223,823	$(9,131)	$1,117,257
Issuance of restricted stock units	356,367	—	5,742	—	—	—	—	5,742
Net loss	—	—	—	(175,638)	—	—	—	(175,638)
Shares withheld related to net share settlement of stock awards	(122,590)	—	(7,152)	—	—	—	—	(7,152)
Balance, March 31, 2020	78,026,717	$1	$758,137	$190,825	$377	223,823	$(9,131)	$940,209
Issuance of restricted stock units	71,887	—	4,229	—	—	—	—	4,229
Issuance of common stock, net	20,700,000	—	772,392	—	—	—	—	772,392
Net loss	—	—		(99,996)	—	—	—	(99,996)
Exercise of stock options	15,300	—	62	—	—	—	—	62
Shares withheld related to net share settlement of stock awards	(24,403)	—	(447)	—	—	—	—	(447)
Balance, June 30, 2020	98,789,501	$1	$1,534,373	$90,829	$377	223,823	$(9,131)	$1,616,449

Balance, December 31, 2018	77,438,889	$1	$748,076	$290,206	$1	223,823	$(9,131)	$1,029,153
Cumulative change in accounting principle, net of tax	—	—	—	(4,744)	—	—	—	(4,744)
Issuance of restricted stock units	330,641	—	4,948	—	—	—	—	4,948
Net income	—	—	—	38,229	—	—	—	38,229
Shares withheld related to net share settlement of stock awards	(106,542)	—	(4,322)	—	—	—	—	(4,322)
Balance, March 31, 2019	77,662,988	$1	$748,702	$323,691	$1	223,823	$(9,131)	$1,063,264
Issuance of restricted stock units	169,248	—	6,509	—	—	—	—	6,509
Net income	—	—	—	18,936	—	—	—	18,936
Shares withheld related to net share settlement of stock awards	(65,312)	—	(3,190)	—	—	—	—	(3,190)
Balance, June 30, 2019	77,766,924	$1	$752,021	$342,627	$1	223,823	$(9,131)	$1,085,519
The accompanying condensed notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(275,634)	$57,165
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	99,372	114,290
Amortization of deferred financing costs, discount and debt premium	8,497	9,186
Deferred revenue	(3,752)	(3,182)
Equity in loss of unconsolidated affiliates	1,702	617
Loss on extinguishment of debt	158	—
Lease amortization	1,699	1,332
Unrealized loss on investments	10,202	2,858
Stock compensation expense	9,971	11,457
Gain on sale of property and equipment	(1,393)	(21,952)
Impairment charges	160,758	958
Benefit for deferred income taxes	(52,293)	(6,671)
Other	1,513	631
Change in operating assets and liabilities:
Accounts receivable	6,391	(3,786)
Prepaid expenses and other assets	(10,633)	3,347
Income taxes payable	1,291	(8,636)
Accounts payable and accrued other liabilities	(38,312)	(29,756)
Net cash (used in) provided by operating activities	(80,463)	127,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(41,014)	(97,114)
Purchase of restricted investments	(116)	—
Sale of restricted investments	—	4,985
Proceeds from sale of businesses, property and equipment, net of cash sold	543	167,609
Investment in unconsolidated affiliates	(812)	—
Net cash (used in) provided by investing activities	(41,399)	75,480

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	465,000	—
Payments under Revolving Credit Facility	(357,000)	(245,000)
Payments on Term Loan	(10,000)	—
Debt issuance costs	—	(449)
Proceeds from issuance of common stock	772,392	—
Proceeds from exercise of stock options	62	—
Taxes paid related to net share settlement of equity awards	(7,599)	(7,512)
Payments on other long-term payables	(144)	(243)
Net cash (used in) provided by financing activities	862,711	(253,204)

	Six Months Ended June 30,
	2020	2019
Increase (decrease) in cash, cash equivalents and restricted cash	740,849	(49,866)
Cash, cash equivalents and restricted cash, beginning of period	216,578	246,691
Cash, cash equivalents and restricted cash, end of period	$957,427	$196,825
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$950,483	$183,139
Restricted cash	3,017	7,258
Restricted and escrow cash included in other assets, net	3,927	6,428
Total cash, cash equivalents and restricted cash	$957,427	$196,825

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$126,485	$134,083
Income taxes (refunded) paid, net	(17,352)	38,210
NON-CASH FINANCING ACTIVITIES:
Payables for capital expenditures	4,129	14,525
The accompanying condensed notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Basis of Presentation
Organization
The accompanying consolidated financial statements include the accounts of Caesars Entertainment, Inc., a Delaware corporation formerly known as Eldorado Resorts, Inc. (“ERI” or “Eldorado”), and its consolidated subsidiaries which may be referred to as the “Company,” “we,” “our,” or “us” within these financial statements.
The Company is a geographically diversified gaming and hospitality company with 23 gaming facilities in 11 states as of June 30, 2020. As of June 30, 2020, the Company’s properties were located in Colorado, Florida, Illinois, Indiana, Iowa, Mississippi, Missouri, Louisiana, Nevada, New Jersey and Ohio, and featured approximately 23,900 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 660 table games and approximately 11,300 hotel rooms. On July 20, 2020, the Company completed the merger in which a wholly-owned subsidiary of the Company merged with and into Caesars Entertainment Corporation (“Former Caesars”) with Former Caesars surviving as a wholly-owned subsidiary of the Company (the “Merger”) pursuant to the Agreement and Plan of Merger dated as of June 24, 2019 (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, the “Merger Agreement”). As a result of the Merger, the Company currently owns an aggregate of 54 domestic properties in 16 states with approximately 60,400 slot machines, VLTs and e-tables, approximately 3,350 table games and approximately 51,200 hotel rooms, which includes international operations in five countries outside of the U.S. The Company’s primary source of revenue is generated by gaming operations, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to its properties.
The Company was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada, and in 1993, partnered with MGM Resorts International to build Silver Legacy Resort Casino in Reno, Nevada. Beginning in 2005, the Company grew through a series of acquisitions, including the acquisition of Eldorado Shreveport in 2005, MTR Gaming Group, Inc. in 2014, Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International in 2015, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Grand Victoria Casino (“Elgin”) and Tropicana Entertainment, Inc. (“Tropicana”) in 2018.
On January 11, 2019 and March 8, 2019, respectively, the Company completed its sales of Presque Isle Downs & Casino (“Presque”) and Lady Luck Casino Nemacolin (“Nemacolin”), which are both located in Pennsylvania. On December 6, 2019, the Company completed its sales of Mountaineer Casino, Racetrack and Resort (“Mountaineer”), Isle Casino Cape Girardeau (“Cape Girardeau”) and Lady Luck Casino Caruthersville (“Caruthersville”). Mountaineer is located in West Virginia and Cape Girardeau and Caruthersville are located in Missouri. On July 1, 2020, the Company completed the sales of Isle of Capri Casino Kansas City (“Kansas City”) and Lady Luck Casino Vicksburg (“Vicksburg”). Kansas City is located in Missouri and Vicksburg is located in Mississippi. See Note 5.
In connection with the Merger, Caesars Entertainment Corporation changed its name to “Caesars Holdings, Inc.” and Eldorado Resorts, Inc. converted into a Delaware corporation and changed its name to “Caesars Entertainment, Inc.” In addition, effective as of July 21, 2020 the Company’s ticker symbol on the NASDAQ Stock Market changed from “ERI” to “CZR”. In connection with the execution of the Merger Agreement, the Company also entered into a Master Transaction Agreement (the “MTA”) with VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to which, among other things, the Company agreed to consummate certain sale and leaseback transactions and amend certain lease agreements with VICI and/or its affiliates, with respect to certain property described in the MTA. See Note 2 for further discussion of the Merger and related transactions.
On April 24, 2020, the Company entered into a definitive purchase agreement with Twin River Worldwide Holdings, Inc. (“Twin River”) and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Resort Casino Shreveport and MontBleu Casino Resort & Spa, for aggregate consideration of $155 million, subject to a working capital adjustment. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the first quarter of 2021.
In connection with its review of the Merger, the Indiana Gaming Commission determined on July 16, 2020 that the Company will be required to divest three properties within the state of Indiana in order to avoid undue economic concentrations as conditions to the Indiana Gaming Commission’s approval of the Merger. As a result, the Company plans to enter into agreements to divest of Evansville, as well as two additional properties that the Company acquired as a result of the Merger, prior to December 31, 2020.

The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of June 30, 2020:

Segment	Property	Date Acquired	State
West	Eldorado Resort Casino Reno (“Eldorado Reno”)	(a)	Nevada
	Silver Legacy Resort Casino (“Silver Legacy”)	(a)	Nevada
	Circus Circus Reno (“Circus Reno”)	(a)	Nevada
	MontBleu Casino Resort & Spa (“MontBleu”)	October 1, 2018 (c)	Nevada
	Tropicana Laughlin Hotel & Casino (“Laughlin”)	October 1, 2018	Nevada
	Isle Casino Hotel - Blackhawk (“Isle Black Hawk”)	May 1, 2017	Colorado
	Lady Luck Casino - Black Hawk (“Lady Luck Black Hawk”)	May 1, 2017	Colorado

Midwest (b)	Isle Casino Waterloo (“Waterloo”)	May 1, 2017	Iowa
	Isle Casino Bettendorf (“Bettendorf”)	May 1, 2017	Iowa
	Isle of Capri Casino Boonville (“Boonville”)	May 1, 2017	Missouri
	Isle of Capri Casino Kansas City (“Kansas City”)	May 1, 2017 (c)	Missouri

South	Isle Casino Racing Pompano Park (“Pompano”)	May 1, 2017	Florida
	Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)	(a) (c)	Louisiana
	Isle of Capri Casino Hotel Lake Charles (“Lake Charles”)	May 1, 2017	Louisiana
	Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)	October 1, 2018	Louisiana
	Isle of Capri Casino Lula (“Lula”)	May 1, 2017	Mississippi
	Lady Luck Casino Vicksburg (“Vicksburg”)	May 1, 2017 (c)	Mississippi
	Trop Casino Greenville (“Greenville”)	October 1, 2018	Mississippi

East (b)	Eldorado Gaming Scioto Downs (“Scioto Downs”)	(a)	Ohio
	Tropicana Casino and Resort, Atlantic City (“Trop AC”)	October 1, 2018	New Jersey

Central	Grand Victoria Casino (“Elgin”)	August 7, 2018	Illinois
	Lumière Place Casino (“Lumière”)	October 1, 2018	Missouri
	Tropicana Evansville (“Evansville”)	October 1, 2018 (c)	Indiana
(a)Property was aggregated into segment prior to January 1, 2016.
(b)Presque was sold on January 11, 2019, Nemacolin was sold on March 8, 2019 and Mountaineer was sold on December 6, 2019. All three properties were previously reported in the East segment. Cape Girardeau and Caruthersville were sold on December 6, 2019. Both properties were previously reported in the Midwest segment.
(c)Kansas City and Vicksburg were sold on July 1, 2020. The Company entered into an agreement to sell Eldorado Shreveport and MontBleu, which are expected to close in the first quarter of 2021. The Company plans to enter into an agreement to divest Evansville prior to December 31, 2020.
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the current period presentation.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are normal and recurring, considered necessary for a fair presentation. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or any future period.
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company’s principal operating activities occur in five geographic regions and reportable segments. The reportable segments are based on the similar characteristics of the operating segments within the regions in which they operate: West, Midwest, South, East, and Central. See the table above for a listing of properties included in each segment.

The presentation of financial information herein for periods after the Company’s sales of Presque and Nemacolin on January 11, 2019 and March 8, 2019, respectively, and the Company’s sales of Mountaineer, Cape Girardeau and Caruthersville on December 6, 2019 are not fully comparable to the periods prior to their respective sale dates. See Note 5.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Developments Related to COVID-19
In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and has since spread throughout much of the world, including the United States. All of the Company’s casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various state government agencies as part of certain precautionary measures intended to help slow the spread of the COVID-19 public health emergency. On May 18, 2020, the Company began reopening properties and has resumed certain operations at all properties as of June 30, 2020, with the exception of Elgin and Trop AC which reopened on July 1 and July 2, 2020, respectively. As a result of the temporary closures, the COVID-19 public health emergency has had a material adverse effect on the Company’s business, financial condition and results of operations for the three and six months ended June 30, 2020. The Company continued to pay its full-time employees through April 10, 2020, including tips and tokens. Effective April 11, 2020, the Company furloughed approximately 90% of its employees, implemented salary reductions and committed to continue to provide benefits to its employees through June 30, 2020. Subsequently, the benefit coverage for furloughed employees was extended through August 31, 2020. A portion of the workforce has returned to service as the properties have resumed with limited capacities and in compliance with operating restrictions in accordance with governmental orders, directives and guidelines. As a result of these payroll changes combined with other cost saving measures, the Company’s operating expenses were reduced significantly. Due to a triggering event resulting from the COVID-19 public health emergency, the Company recognized impairment charges related to goodwill and trade names during the six months ended June 30, 2020. See Note 8 for details.
On June 15, 2020, in order to address the effects of the property closures resulting from the ongoing COVID-19 public health emergency, the Company obtained waivers on the financial covenant on the existing credit facility agreements and the master lease with GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”), that we entered into in connection with the acquisition of Tropicana (the “GLPI Master Lease”). The amendment to the GLPI Master Lease is subject to the receipt of applicable gaming regulatory approvals, the provision of applicable gaming regulatory notices and the expiration of applicable gaming regulatory advance notice periods. As of June 30, 2020, the amendment was not effective. See Note 11 for details.
The extent of the ongoing and future effects of the COVID-19 public health emergency on the Company’s business and the casino resort industry generally is uncertain, but the Company expects that it will continue to have a significant impact on its business, results of operations and financial condition. The extent and duration of the impact of COVID-19 will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak, varying levels of restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders or additional restrictions in response to continued developments with the COVID-19 public health emergency, the Company’s ability to adapt to evolving operating procedures, the impact on consumer demand and discretionary spending, the length of time it takes for demand to return and the Company’s ability to adjust its cost structures for the duration of the outbreak’s effect on its operations.
Recently Issued Accounting Pronouncements
Pronouncements Implemented in 2020
In June 2016 (modified in November 2018), the Financial Accounting Standards Board (“FASB”) issued ASU No 2016-13, Financial Instruments – Credit Losses related to the timing of recognizing impairment losses on financial assets. The new guidance lowers the threshold on when losses are incurred, from a determination that a loss is probable to a determination that a loss is expected. The change in guidance is applicable to the Company’s evaluation of the Casino Reinvestment Development Authority (“CRDA”) investments. The guidance is effective for interim and annual periods beginning after December 15, 2019. Adoption of the guidance required a modified-retrospective approach and a cumulative adjustment to retained earnings to the first reporting period that the update is effective. The Company adopted the new guidance on January 1, 2020. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
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
Pronouncements To Be Implemented In Future Periods
In August 2018, the FASB issued ASU No 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General. This amendment improves disclosures over defined benefit plans and is effective for interim and annual periods ending after December 15, 2020 with early adoption allowed. The Company anticipates adopting this amendment during the first quarter of 2021, and currently does not expect it to have a significant impact on its Consolidated Financial Statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in this update are intended to provide relief to the companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The amendments in this update are effective as of March 12, 2020 and companies may elect to apply the amendments prospectively through December 31, 2022. The Company is evaluating the qualitative and quantitative effect the new guidance will have on its Consolidated Financial Statements.
Note 2. Merger Related Transactions
Merger with Caesars Entertainment Corporation
On July 20, 2020, the Merger was consummated and Former Caesars became a wholly-owned subsidiary of the Company. The strategic rationale for the Merger includes, but is not limited to, the following:
•Creation of the largest owner, operator and manager of domestic gaming assets
•The largest and most diversified domestic footprint
•Iconic brands, rewards program and new gaming opportunities expected to enhance customer experience
•Realization of significant identified synergies
Based on the closing price of $38.00 per share of Company common stock, par value $0.00001 per share (“Company Common Stock”), reported on NASDAQ on July 17, 2020, the aggregate implied value of the aggregate merger consideration paid to former holders of Former Caesars common stock in connection with the Merger was approximately $8.46 billion, including approximately $2.37 billion in the Company Common Stock and approximately $6.09 billion in cash. The aggregate merger consideration transferred also included the repayment of certain outstanding debt balances of Former Caesars and the replacement of equity awards of certain employees attributable to services provided prior to the Merger.
The cash consideration paid in the Merger was $12.41 per share (inclusive of the applicable ticking fee) of Former Caesars common stock for which cash consideration was payable and the stock consideration per share of Former Caesars common stock for which stock consideration was payable was 0.3085 shares of Company Common Stock, with a value equal to approximately $12.41 in cash (based on the volume weighted average price per share of Company Common Stock for the 10 trading days ending on July 16, 2020). Following the consummation of the Merger, the Company’s and Former Caesars’ stockholders hold approximately 56% and 44%, respectively, of the outstanding shares of Company Common Stock.
The major classes of assets acquired through the Merger include cash, cash equivalents and restricted cash, accounts receivable, including receivables from affiliates, property and equipment, goodwill and intangible assets, and other assets. The major classes of liabilities assumed through the Merger include accounts payable, accrued expenses, contract liabilities, financing obligations and long-term debt, which includes $1.1 billion in aggregate principal amount of 5% convertible notes due 2024 that are convertible into the weighted average of the number of shares of Company Common Stock and amount of cash actually received by holders of common stock of Former Caesars that made elections for consideration in the Merger.
Given the short period of time from the Merger completion date and the date of these consolidated financial statements and the size and complexity of the transaction, the initial accounting for the business combination is incomplete at this time. The Company is not able to provide the valuation of certain components of consideration transferred or provide the allocation of consideration paid to the assets acquired or liabilities assumed. Supplemental pro forma revenue and earnings of the combined company are predicated on the completion of the business combination accounting and allocation of consideration.
The Company recognized acquisition-related transaction costs of $12.7 million and $22.0 million for the three and six months ended June 30, 2020, respectively, and $4.5 million for the three and six months ended June 30, 2019.
Debt and Financing Activity
On July 6, 2020, a wholly-owned subsidiary of the Company issued $3.4 billion aggregate principal amount of 6.250% Senior Secured Notes due 2025 (the “2025 Secured Notes”) and $1.8 billion aggregate principal amount of 8.125% Senior Notes due 2027 (the “2027 Senior Notes”). The Company assumed the obligations under the 2025 Secured Notes and 2027 Senior Notes upon consummation of the Merger. In addition, Caesars Resort Collection (“CRC”), a subsidiary of Former Caesars, issued $1.0 billion aggregate principal amount of 5.750% Senior Secured Notes due 2025 (the “CRC Secured Notes”).
On July 20, 2020, in connection with the closing of the Merger, the Company entered into a new credit agreement which provides a five-year senior secured revolving credit facility for an aggregate principal amount of $1.0 billion (the “ERI Revolving Credit Facility”) and an additional revolving credit facility commitment under the ERI Revolving Credit Facility in an aggregate principal amount equal to $185 million, and CRC entered into an incremental agreement to its existing credit agreement dated as of December 22, 2017 for an aggregate principal amount of $1.8 billion of incremental term loan and an additional $25 million of revolving credit facility commitments. The additional capacities of $185 million under the ERI Revolving Credit Facility and $25 million under the existing CRC revolving credit facility are subject to approval from certain gaming authorities which we expect to receive in the third quarter of 2020. In addition, the borrowing capacity and obligations under CRC’s existing $1.0 billion revolving credit facility remain outstanding following the consummation of the Merger.
A portion of the proceeds from these arrangements, as well as cash on hand of the Company, was used (a) to fund a portion of the cash consideration of the Merger, (b) to prepay in full the loans outstanding and terminate all commitments under the Company’s existing Credit Agreement, dated as of April 17, 2017, (c) to satisfy and discharge the Company’s 6% Senior Notes due 2025, the Senior Notes due 2026, and the 7% Senior Notes due 2023, (d) to repay $975 million of the outstanding amount under CRC’s existing revolving credit facility, (e) to repay in full the loans outstanding and terminate all commitments under the CEOC, LLC Credit Agreement, dated as of October 6, 2017, (f) to pay fees and expenses related to the financing arrangements, and (g) for general corporate use. See Note 11 for details.
VICI Transactions
In connection with the closing of the Merger on July 20, 2020, the Company consummated a series of transactions with VICI in accordance with the Master Transaction Agreement (“MTA”) entered on June 24, 2019 and the Purchase and Sales Agreement entered on September 26, 2019. The Company consummated the sale leaseback transactions related to Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Resort Atlantic City, including the Harrah’s Atlantic City Waterfront Conference Center, for approximately $1.82 billion of net proceeds. Additionally, the Company received a one-time payment from VICI of approximately $1.38 billion for amendments to VICI lease agreements. The Caesars Palace Las Vegas (“CPLV”) Lease with VICI was amended to include Harrah’s Las Vegas (“HLV”) under the CPLV lease and increased HLV’s annual rent by $15 million and CPLV’s annual rent by $84 million. In addition, Harrah’s New Orleans, Harrah’s Laughlin, Harrah’s Resort Atlantic City and the Harrah’s Atlantic City Waterfront Conference Center were added to the Non-CPLV lease with VICI, with an increase in total aggregate annual rent for these properties of $154 million. The CPLV, Non-CPLV and Joliet lease agreements, as well as the Golf Course Use Agreement, were extended such that there will be 15 years remaining until the expiration of the initial term. The amendment also contains a put-call agreement related to the Centaur properties pursuant to which CRC may require VICI or its applicable affiliate to purchase and lease back (as lessor) to the Company or its applicable affiliate(s) the real estate components of the gaming and racetrack facilities of Hoosier Park Racing & Casino (“Hoosier Park”) and Indiana Grand Racing & Casino (“Indiana Grand”) and VICI or its applicable affiliate may require CRC to sell to VICI or its affiliate(s) and lease back (as lessee) the real estate components of such gaming and racetrack facilities.
On June 15, 2020, the Company entered into a non-binding letter of intent with VICI to borrow a new 5-year, $400 million mortgage loan (the “Convention Center Mortgage Loan”) and sell to VICI approximately 23 acres of land in the vicinity of, or adjacent to, The LINQ, Bally’s Paris and Planet Hollywood in Las Vegas, Nevada and commonly known as the

Eastside Land (the “Eastside Land Sale”). The Convention Center Mortgage Loan and the Eastside Land Sale are expected to close concurrently and are subject to customary closing conditions, including completion of due diligence, and negotiation of definitive documents and receipt of regulatory approvals. These transactions are expected to close in the third quarter of 2020.
Note 3. Leases
The Company has operating and finance leases for various real estate and equipment. Certain of the Company’s lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include options to extend the lease term one month to 60 years. As of June 30, 2020, except for the GLPI Master Lease (see Note 10), the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense are as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification on the Statement of Operations	2020	2019	2020	2019
Operating lease expense:
Operating lease expense	Operating expense	$4,432	$4,273	$8,880	$8,325
Short-term and variable lease expense	Operating expense	563	11,251	9,367	23,065
Finance lease expense:
Interest expense on lease liabilities	Interest expense, net	24,886	24,632	49,707	49,235
Amortization of ROU assets	Depreciation and amortization expense	4,069	2,628	8,158	5,139
Total lease expense		$33,950	$42,784	$76,112	$85,764

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,411	$13,698
Operating cash flows for financing obligation and finance leases	$44,527	$43,862
Note 4. Revenue Recognition
The Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses, not the total amount wagered. Progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of certain cash and free play incentives. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing of simulcast signals from other race tracks and are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made, which are recorded on a gross basis. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.
The Company’s consolidated statement of operations presents net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below (amounts in thousands). Refer to Note 1 and Note 16 for additional information on the Company’s reportable segments.

	Three Months Ended June 30, 2020
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino and pari-mutuel commissions	$15,276	$21,119	$27,303	$19,777	$18,004	$—	$101,479
Food and beverage	3,564	614	1,519	245	625	—	6,567
Hotel	6,171	616	1,378	—	751	—	8,916
Other	4,926	438	560	1,204	468	1,912	9,508
Net revenues	$29,937	$22,787	$30,760	$21,226	$19,848	$1,912	$126,470

	Three Months Ended June 30, 2019
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino and pari-mutuel commissions	$55,493	$85,223	$94,871	$124,052	$97,523	$—	$457,162
Food and beverage	29,209	5,897	13,056	14,959	12,235	—	75,356
Hotel	33,943	4,101	6,838	24,336	9,173	—	78,391
Other	9,082	2,018	2,172	7,108	3,861	1,971	26,212
Net revenues	$127,727	$97,239	$116,937	$170,455	$122,792	$1,971	$637,121

	Six Months Ended June 30, 2020
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino and pari-mutuel commissions	$60,253	$74,432	$106,955	$99,708	$99,880	$—	$441,228
Food and beverage	27,147	4,013	12,170	9,709	9,774	—	62,813
Hotel	28,016	3,160	6,312	13,560	6,244	—	57,292
Other	20,011	1,975	2,375	6,305	3,655	3,885	38,206
Net revenues	$135,427	$83,580	$127,812	$129,282	$119,553	$3,885	$599,539

	Six Months Ended June 30, 2019
	West	Midwest	South	East	Central	Corporate and Other	Total
Casino and pari-mutuel commissions	$108,899	$170,392	$204,221	$249,003	$195,333	$—	$927,848
Food and beverage	57,187	11,984	27,765	29,680	24,021	—	150,637
Hotel	61,451	7,723	13,175	44,333	16,493	—	143,175
Other	18,285	3,927	4,490	13,672	7,417	3,493	51,284
Net revenues	$245,822	$194,026	$249,651	$336,688	$243,264	$3,493	$1,272,944

Contract and Contract Related Liabilities
The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer, (2) player loyalty program obligations, which represents the deferred allocation of revenue relating to player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which is primarily funds deposited by customers related to gaming play, advance payments received for goods and services yet to be provided (such as advance ticket sales, deposits on rooms and convention space or for unpaid wagers), and deferred revenues associated with the Company’s interests in William Hill (see Note 7) and Flutter Entertainment PLC (“Flutter”), following Flutter’s acquisition of The Stars Group (“TSG”). Except for deferred revenues related to William Hill and TSG, these liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within accrued other liabilities on the Company’s Consolidated Balance Sheets.

The following table summarizes the activity related to contract and contract-related liabilities (in thousands):

	Outstanding Chip Liability		Player Loyalty Liability		Customer Deposits and Other Deferred Revenue
	2020	2019	2020	2019	2020	2019
Balance at January 1	$9,770	$8,930	$13,461	$17,639	$171,641	$27,588
Balance at June 30	7,041	7,802	12,975	14,723	167,245	174,287
Increase / (decrease)	$(2,729)	$(1,128)	$(486)	$(2,916)	$(4,396)	$146,699

The June 30, 2020 balances exclude liabilities related to assets held for sale recorded in 2020 and 2019 (see Note 5). The significant change in customer deposits and other deferred revenue during the six months ended June 30, 2019 was primarily attributed to the initial recognition of the Company’s interests in William Hill, which is recorded in other long-term liabilities on the Consolidated Balance Sheets (see Note 7).
Note 5. Assets Held for Sale
Kansas City, Vicksburg, Eldorado Shreveport and MontBleu
On July 10, 2019, the Company entered into a definitive agreement to sell the equity interests of the entities that hold Vicksburg and Kansas City to Twin River for approximately $230 million, subject to a working capital adjustment. The definitive agreements provide that the consummation of the sales are subject to satisfaction of customary conditions, including receipt of required regulatory approvals. The sale of the equity interests closed on July 1, 2020 and resulted in a gain of approximately $8 million.
On April 24, 2020, the Company entered into a definitive purchase agreement with Twin River and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu, respectively, for aggregate consideration of $155 million, subject to a working capital adjustment. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the first quarter of 2021.
Kansas City and Vicksburg met the requirements for presentation as assets held for sale under generally accepted accounting principles as of June 30, 2020 and December 31, 2019. Eldorado Shreveport and MontBleu met the requirements for presentation as assets held for sale as of June 30, 2020. However, none of the pending divestitures met the requirements for presentation as discontinued operations and are included in income from continuing operations in the periods presented.
As a result of the agreement to sell MontBleu, an impairment charge totaling $45.6 million was recorded during the six months ended June 30, 2020 due to the carrying value exceeding the estimated net sales proceeds. The impairment charges resulted in a reduction to the carrying amounts of the right-of-use assets, property and equipment, goodwill and other intangibles totaling $17.8 million, $23.2 million and $4.6 million, respectively. See Note 8.

The assets and liabilities held for sale, accounted for at carrying value as it was lower than fair value, were as follows as of June 30, 2020 (in thousands):

	June 30, 2020
	Shreveport	MontBleu	Kansas City	Vicksburg	Total
Assets:
Accounts receivable, net	$1,838	$1,170	$441	$162	$3,611
Due from affiliates	—	163	—	(9)	154
Inventories	1,039	606	42	122	1,809
Right-of-use assets	11,837	28,241	37,425	—	77,503
Prepaid expenses and other	847	845	364	4,311	6,367
Property and equipment, net	85,077	36,334	39,169	31,729	192,309
Goodwill	—	—	39,623	8,806	48,429
Other intangibles, net	20,574	—	90,329	2,708	113,611
Assets held for sale	$121,212	$67,359	$207,393	$47,829	$443,793

Liabilities:
Accounts payable	$743	$766	$152	$192	$1,853
Accrued payroll and related	748	351	403	278	1,780
Accrued property and other taxes	1,626	225	325	592	2,768
Short-term lease obligation	974	5,353	2,291	—	8,618
Long-term lease obligations	13,051	62,884	34,370	—	110,305
Accrued other liabilities	2,483	2,081	956	237	5,757
Other long-term liabilities	218	69	229	77	593
Liabilities related to assets held for sale	$19,843	$71,729	$38,726	$1,376	$131,674

The assets and liabilities held for sale, accounted for at carrying value as it was lower than fair value, were as follows as of December 31, 2019 (in thousands):

	December 31, 2019
	Kansas City	Vicksburg	Total
Assets:
Accounts receivable, net	$285	$75	$360
Inventories	52	119	171
Right-of-use assets	36,135	—	36,135
Prepaid expenses and other	216	4,168	4,384
Property and equipment, net	39,126	31,493	70,619
Goodwill	39,623	8,806	48,429
Other intangibles, net	90,329	2,708	93,037
Assets held for sale	$205,766	$47,369	$253,135
Liabilities:
Accounts payable	$307	$188	$495
Accrued payroll and related	567	327	894
Accrued property and other taxes	26	891	917
Short-term lease obligation	764	—	764
Long-term lease obligation	33,080	—	33,080
Accrued other liabilities	1,055	280	1,335
Liabilities related to assets held for sale	$35,799	$1,686	$37,485

The following information presents the net revenues and net (loss) income for the Company’s properties that are held for sale (in thousands):

	Three Months Ended June 30, 2020
	Shreveport	MontBleu	Kansas City	Vicksburg
Net revenues	$7,757	$3,072	$4,301	$2,551
Net (loss) income	2,714	2,329	(737)	(202)

	Six Months Ended June 30, 2020
	Shreveport	MontBleu	Kansas City	Vicksburg
Net revenues	$30,307	$11,689	$18,049	$7,081
Net (loss) income	4,393	(39,835)	2,477	(675)

Mountaineer, Caruthersville and Cape Girardeau Divestitures
The sales of Mountaineer, Caruthersville and Cape Girardeau were consummated on December 6, 2019. Prior to the closing date, Mountaineer, Cape Girardeau and Caruthersville met the requirements for presentation as assets held for sale. However, they did not meet the requirements for presentation as discontinued operations. Mountaineer was previously reported in the East segment and Cape Girardeau and Caruthersville were reported in Midwest segment.
The following information presents the net revenues and net income of Mountaineer, Cape Girardeau and Caruthersville for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Mountaineer	Cape Girardeau	Caruthersville	Mountaineer	Cape Girardeau	Caruthersville
Net revenues	$32,707	$14,340	$8,651	$62,873	$29,742	$17,577
Net income	2,414	1,578	1,907	4,037	3,692	3,687

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
The following information presents the net revenues and net loss of Presque and Nemacolin prior to the respective divestitures (in thousands):

	Six Months Ended June 30, 2019
	Presque	Nemacolin
Net revenues	$3,235	$4,836
Net loss	(62)	(754)

These amounts include historical operating results, adjusted to eliminate the internal allocation of interest expense that was not be assumed by the buyer.
Note 6. Stock-Based Compensation and Stockholders’ Equity
Common Stock Offering
On June 19, 2020, the Company completed the public offering of 20,700,000 shares (including the shares sold pursuant to the underwriters’ overallotment option) of Company Common Stock, at an offering price of $39.00 per share, which provided $772.4 million of proceeds, net of fees and estimated expenses of $34.9 million.

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
As of June 30, 2020, the Company acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9.1 million and an average of $40.80 per share. No shares were repurchased during the six months ended June 30, 2020 and 2019.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Total stock-based compensation expense in the accompanying Consolidated Statements of Operations totaled $4.3 million and $6.5 million during the three months ended June 30, 2020 and 2019, respectively, and $10.0 million and $11.5 million during the six months ended June 30, 2020 and 2019, respectively. These amounts are included in corporate expenses and, in the case of certain property positions, general and administrative expenses in the Company’s Consolidated Statements of Operations. The Company recognized an income tax benefit of $2.8 million for the six months ended June 30, 2020, related to stock-based compensation. The Company recognized an increase in income tax expense of $1.3 million for the three months ended June 30, 2019. The Company recognized a reduction in income tax expense of $1.3 million for the six months ended June 30, 2019 for excess tax benefits related to stock-based compensation.
A summary of the restricted stock units (“RSUs”) activity, including performance awards, for the six months ended June 30, 2020 is presented in the following table:

	Restricted Stock Units
	Units	Weighted- Average Grant Date Fair Value
		(in millions)
Unvested outstanding as of December 31, 2019	1,246,641	$35.56
Granted (1)	247,357	57.05
Vested	(443,000)	27.10
Forfeited	(11,424)	30.74
Unvested outstanding as of June 30, 2020	1,039,574	44.73
(1)Included are 20,615 RSUs granted to non-employee members of the Board of Directors during the six months ended June 30, 2020.
As of both June 30, 2020 and 2019, the Company had $27.3 million of unrecognized compensation expense. The RSUs are expected to be recognized over a weighted-average period of 1.7 years.
There were 15,300 stock options exercised for the six months ended June 30, 2020. Outstanding options as of June 30, 2020 totaled 120,656, of which 115,857 options were exercisable.
Note 7. Investments in and Advances to Unconsolidated Affiliates
Pompano Joint Venture
In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. The Company has made cash contributions totaling $1.0 million and has agreed to contribute a total of approximately 130 to 200 acres of land to the joint venture for the project. As of June 30, 2020 and December 31, 2019, the Company has contributed approximately 20 acres to the joint venture at a fair value of $6.6 million.

While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which is included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, the Company’s investment in the joint venture is recorded in investment in and advances to unconsolidated affiliates on the Consolidated Balance Sheets.
William Hill
In September 2018, the Company entered into a 25-year agreement, which became effective January 29, 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which the Company (i) granted to William Hill the right to conduct betting activities in retail channels and under the Company’s first skin and third skin for online channels with respect to the Company’s current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing the Company’s second skin available with respect to properties in such territories. Pursuant to the terms of the agreement, in January 2019 the Company received a 20% ownership interest in William Hill US as well as 13.4 million ordinary shares of William Hill PLC, which carry certain time restrictions on when they can be sold. Additionally, the Company receives a profit share from the operations of betting and other gaming activities associated with the Company’s properties. “Skin” in the context of this agreement refers to the Company’s ability to grant to William Hill an online channel that allows William Hill to operate online casino and sports gaming activities in reliance on, and utilizing the benefit of, any licenses granted to the Company or its subsidiaries. As of June 30, 2020 and December 31, 2019, the Company’s receivable from William Hill totaled $0.4 million and $3.5 million, respectively, and is reflected in due from affiliates on the Consolidated Balance Sheets.
The Company is accounting for its investment in William Hill US under the equity method. The fair value of the Company’s initial investment in William Hill US of $128.9 million at January 29, 2019 was determined using Level 3 inputs. As of June 30, 2020 and December 31, 2019, the carrying value of the Company’s interest in William Hill US totaled $125.7 million and $127.1 million, respectively, and is recorded in investment in and advances to unconsolidated affiliates on the Consolidated Balance Sheets.
As of June 30, 2020 and December 31, 2019, the fair value of the William Hill PLC shares totaled $16.6 million and $29.3 million, respectively, net of a cumulative unrealized loss of $10.7 million and a cumulative unrealized gain of $2.0 million, respectively, and is included in other assets, net on the Consolidated Balance Sheets. The Company recorded an unrealized gain of $6.6 million and an unrealized loss of $1.5 million during the three months ended June 30, 2020 and 2019, respectively. The Company recorded unrealized losses totaling $12.7 million and $4.4 million during the six months ended June 30, 2020 and 2019, respectively.
The Company also recorded deferred revenue associated with the William Hill US and William Hill PLC shares and is recognizing revenue on a straight-line basis over the 25-year agreement term. The Company recognized revenue of $3.7 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively, and $5.2 million and $2.6 million during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, the balance of the William Hill deferred revenue totaled $136.9 million and $142.1 million, respectively, and is recorded in other long-term liabilities on the Consolidated Balance Sheets.
Note 8. Intangible Assets, net
Other and intangible assets, net, include the following amounts (in thousands):

	June 30, 2020	December 31, 2019	Useful Life
Goodwill	$810,187	$909,717	Indefinite

Gaming licenses	$872,158	$893,302	Indefinite
Trade names	146,279	165,479	Indefinite
Player loyalty programs	97,935	100,694	3 - 4 years
Subtotal	1,116,372	1,159,475
Accumulated amortization player loyalty programs	(59,943)	(48,077)
Total gaming licenses and other intangible assets, net	$1,056,429	$1,111,398

Gaming licenses represent intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. These gaming license rights are not subject to amortization as the Company has determined that they have indefinite useful lives.
Goodwill represents the excess of the purchase prices of acquiring MTR Gaming, Isle, Elgin and Tropicana over the fair market value of the net assets acquired. The following table presents the change to goodwill for the six months ended June 30, 2020 (in thousands):

	Goodwill	Accumulated Impairment	Goodwill, net
December 31, 2019	$921,408	$(11,691)	$909,717
Impairments	—	(99,530)	(99,530)
Assets held for sale (see Note 5)	(5)	5	—
June 30, 2020	$921,403	$(111,216)	$810,187

During the six months ended June 30, 2020, the Company recognized impairment charges related to goodwill and trade names totaling $99.5 million and $15.6 million, respectively, due to declines in recent performance and the expected impact on future cash flows as a result of COVID-19.
Additionally, in conjunction with the classification of MontBleu’s operations as assets held for sale as of June 30, 2020 (see Note 5) as a result of the announced sale, an impairment charge totaling $45.6 million was recorded due to the carrying value exceeding the estimate sales proceeds. Trade names, property, plant and equipment and right-of-use assets were impaired by $4.6 million, $23.2 million and $17.8 million, respectively. Impairment charges recorded by segment for the six months ended June 30, 2020 (in thousands) were as follows:

	West	South	Midwest	Total
Goodwill	$52,805	$15,625	$31,100	$99,530
Trade names	8,990	5,700	5,500	20,190
Property, plant and equipment (see Note 5)	23,228	—	—	23,228
Right of use assets (see Note 5)	17,810	—	—	17,810
	$102,833	$21,325	$36,600	$160,758

Amortization expense with respect to player loyalty programs for the three months ended June 30, 2020 and 2019 totaled $6.7 million and $7.7 million, respectively, and $14.2 million and $15.3 million for the six months ended June 30, 2020 and 2019, respectively, which is included in depreciation and amortization in the Consolidated Statements of Operations. Such amortization expense is expected to be $12.8 million for the remainder of 2020 and $21.2 million and $4.2 million for the years ended December 31, 2021 and 2022, respectively.
Note 9. Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. These amendments allow for retroactive accelerated income tax depreciation on certain of the Company’s leasehold improvement assets. The Company is currently assessing the financial impact of these technical amendments on the business.
The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.
For the three and six months ended June 30, 2020, the Company’s tax benefit was $33.7 million and $70.8 million, respectively, and for the three and six months ended June 30, 2019, the Company’s tax expense was $10.4 million and $20.8 million, respectively. For the three and six months ended June 30, 2020, the difference between the effective rate and the statutory rate is attributed primarily to goodwill impairments, true-up of certain state tax benefits, state and local income taxes and changes in the valuation allowance. For the three and six months ended June 30, 2019, the difference between the effective rate and the statutory rate is attributed primarily to excess tax benefits associated with stock compensation, state and local income taxes and changes in the valuation allowance.
As of June 30, 2020, there were no unrecognized tax benefits and the Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company and its subsidiaries file US federal income tax returns and various state and local income tax returns. The Company does not have tax sharing agreements with the other members within its consolidated group. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2008.
Note 10. Long-Term Financing Obligation
Under the prior lease accounting standard, the GLPI Master Lease was accounted for as a failed sale-leaseback financing obligation equal to the fair value of the leased real estate assets and liabilities acquired in purchase accounting in conjunction with the acquisition of Tropicana in 2018. Upon adoption of ASC 842, the Company re-evaluated the GLPI Master Lease and determined this existing failed sale-leaseback transaction would continue to be accounted for as a financing obligation.
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
The GLPI Master Lease provides for the lease of land, buildings, structures and other improvements on the land (including barges and riverboats), easements and similar appurtenances to the land and improvements relating to the operation of the leased properties. The GLPI Master Lease provides for an initial term of 15 years with no purchase option. At the Company’s option, the GLPI Master Lease may be extended for up to four five-year renewal terms beyond the initial 15-year term. If the Company elects to renew the term of the GLPI Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the GLPI Master Lease. The Company does not have the ability to terminate its obligations under the GLPI Master Lease prior to its expiration without GLPI’s consent.
On June 15, 2020, the Company entered into an Amended and Restated Master Lease with GLPI, which, among other things, (i) extended the initial term from 15 to 20 years (through September 2038), with four five-year renewals at the Company’s option, (ii) commencing October 1, 2020, removed the percentage rent payable in exchange for an increase to the non-escalating portion of land base rent to $23.5 million, (iii) amended the dates on which, and the amounts by which, the escalating portion of base rent escalates, and (iv) provided certain relief under the operating, capital expenditure and financial covenants in the event of facility closures due to public health emergencies, governmental restrictions and certain other instances of unavoidable delay. The GLPI Master Lease provides that the effectiveness is subject to the receipt of applicable gaming regulatory approvals, the provision of applicable gaming regulatory notices and the expiration of applicable gaming regulatory advance notice periods. Subsequent to June 30, 2020, the amendment to the GLPI Master Lease became effective as the Company obtained all necessary approvals and the applicable waiting period expired.
The rent payable under the GLPI Master Lease is comprised of “Base Rent” and “Percentage Rent.” Base rent is the sum of:
•Building Base Rent: a fixed component equal to $60.9 million during the first year of the GLPI Master Lease, and thereafter escalated annually by 2%, subject to a cap that would cause the preceding year’s adjusted revenue to rent ratio for the properties in the aggregate not to fall below 1.20:1.00 for the first five years of the GLPI Master Lease and 1.80:1:00 thereafter; plus
•Land Base Rent: an additional fixed component equal to $13.4 million, subject to adjustment in the event of the termination of the GLPI Master Lease with respect to any of the leased properties.
The percentage rent payable under the GLPI Master Lease is adjusted every two years based on the actual net revenues of the leased properties during the two-year period then ended. The initial percentage rent, which is fixed for the first two years, is $13.4 million per year. The actual percentage increase is based on actual performance and is subject to change.

The initial annual rent under the terms of the lease was approximately $87.7 million and subject to annual escalations as referenced in the table below.
Under the GLPI Master Lease, the Company is required to pay the following, among other things: lease payments to the underlying ground lessor for properties that are subject to ground leases, facility maintenance costs, all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties, taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor and all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties).
The estimated future lease payments include the minimum lease payments and were adjusted to reflect estimated lease payments as described in the agreements, including an annual escalator of up to 2%.
The future minimum payments related to the GLPI Master Lease financing obligation at June 30, 2020 were as follows (in thousands):

2020 (excluding the six months ended June 30, 2020)	$44,736
2021	90,417
2022	91,691
2023	92,990
2024	94,315
Thereafter	3,412,359
Total future payments	3,826,508
Less: Amounts representing interest at 10.2%	(3,270,816)
Plus: Residual values	420,100
Financing obligation to GLPI	$975,792

Total cash payments and interest expense related to the GLPI Master Lease totaled $22.2 million and $24.9 million, respectively, for the three months ended June 30, 2020, and $44.4 million and $49.7 million, respectively, for the six months ended June 30, 2020. Total cash payments and interest expense related to the GLPI Master Lease totaled $21.9 million and $24.6 million, respectively, for the three months ended June 30, 2019, and $43.8 million and $49.2 million, respectively, for the six months ended June 30, 2019. For the initial periods of the GLPI Master Lease, cash payments are less than the interest expense recognized, which causes the failed sale-leaseback obligation to increase during the initial years of the lease term.
The GLPI Master Lease, as amended, contains certain covenants, including minimum capital improvement expenditures and a rent coverage ratio for which certain relief is provided in the event of facility closures due to public health emergencies, governmental restrictions and certain other instances of unavoidable delay.

Note 11. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Term Loan	$488,750	$498,750
Less: Unamortized discount and debt issuance costs	(6,988)	(7,982)
Net	481,762	490,768
6% Senior Notes due 2026	600,000	600,000
Less: Unamortized debt issuance costs	(16,874)	(17,958)
Net	583,126	582,042
6% Senior Notes due 2025	875,000	875,000
Plus: Unamortized debt premium	18,512	20,214
Less: Unamortized debt issuance costs	(14,643)	(15,939)
Net	878,869	879,275
7% Senior Notes due 2023	375,000	375,000
Less: Unamortized discount and debt issuance costs	(4,317)	(4,923)
Net	370,683	370,077
Revolving Credit Facility	108,000	—
Lumière Loan	246,000	246,000
Long-term notes and other payables	2,410	2,554
Less: Current portion	(111)	(246,175)
Total long-term debt	$2,670,739	$2,324,541

Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $1.6 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively, and $3.2 million and $3.8 million for the six months ended June 30, 2020 and 2019 respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.
As of June 30, 2020, scheduled maturities of long-term debt were $246.1 million for the remainder of 2020, $0.2 million in 2021, $0.2 million in 2022, $483.1 million in 2023, $488.9 million in 2024, and $1.5 billion thereafter. See “Lumière Loan” below regarding $246 million of scheduled maturities during 2020.
Term Loan and Revolving Credit Facility
The Company was party to a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (as amended the “Credit Facility”), consisting of a $1.5 billion term loan facility (the “Term Loan Facility” or “Term Loan”) and a $500.0 million revolving credit facility (the “Revolving Credit Facility”). The Company’s obligations under the Revolving Credit Facility were to mature on October 1, 2023 and the Company’s obligations under the Term Loan Facility were to mature on April 17, 2024.
In an effort to maintain liquidity and provide financial flexibility as the effects of COVID-19 continue to evolve and impact global financial markets, the Company borrowed $465.0 million under its revolving credit facility on March 16, 2020, of which the Company repaid $357.0 million of the outstanding balance as of June 30, 2020. The Company had $372.9 million of available borrowing capacity, after consideration of $19.1 million in outstanding letters of credit under its Revolving Credit Facility, as of June 30, 2020.
The interest rate per annum applicable to loans under the Revolving Credit Facility were, at the Company’s option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin from 0.75% to 1.50%. The margin is based on the Company’s total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility was, at the Company’s option, either LIBOR plus 2.25%, or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00%. Additionally, the Company paid a commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. As of June 30, 2020, the weighted average interest rate on the Term Loan and Revolving Credit Facility was 3.25% and 3.13%, respectively.

On July 6, 2020, the Company issued $3.4 billion aggregate principal amount of 2025 Secured Notes, $1.8 billion aggregate principal amount of 2027 Senior Notes and $1.0 billion aggregate principal amount of CRC Secured Notes in connection with the Merger. Upon the closing of the Merger, a portion of the net proceeds from the issuance of these notes were used to prepay in full all amounts outstanding under the Term Loan and Revolving Credit Facility and to repay the Company’s 6% Senior Notes due 2025, the Senior Notes due 2026, and the 7% Senior Notes due 2023. As a result of these transactions, the Company may incur a loss on extinguishment of debt during the third quarter of 2020, which could be significant.
Lumière Loan
The Company borrowed $246 million from GLPI to fund the purchase price of the real estate underlying Lumière. The Lumière Loan bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until October 1, 2020, and matures on October 1, 2020. The Lumière Loan was secured by a first priority mortgage on the Lumière real property that was released pursuant to its terms on October 1, 2019. On June 24, 2020, the Company received approval from Missouri Gaming Commission to sell Lumière to GLPI and leaseback the property under a long-term financing obligation. The loan is scheduled to mature during 2020; however, the Company classified the loan balance as long-term debt as of June 30, 2020 as the Lumière real estate will be refinanced under a long-term lease, or financing obligation, during the third quarter of 2020.
Debt and GLPI Master Lease Covenant Compliance
Due to the ongoing effects of the COVID-19 public health emergency, the Company’s ability to maintain compliance with the financial covenants under the Company’s Credit Facility was negatively impacted. On June 15, 2020, the Company entered into an amendment to the Credit Agreement which provided relief for the financial covenant requirement under the Credit Facility through September 30, 2021. During the covenant relief period the Company is required to maintain a minimum liquidity level, including unrestricted cash and unused commitments under the Revolving Credit Facility of $200.0 million.
Additionally, the GLPI Master Lease contains certain operating, capital expenditure and financial covenants thereunder, and the Company’s ability to maintain compliance with these covenants was also negatively impacted. On June 15, 2020, the Company entered into an amendment to the GLPI Master Lease which provides certain relief under these covenants in the event of facility closures due to public health emergencies, governmental restrictions and certain other instances of unavoidable delay. Subsequent to June 30, 2020, the amendment to the GLPI Master Lease became effective as the Company obtained all necessary approvals and the applicable waiting period expired.
As of June 30, 2020, the Company was in compliance with all of the applicable financial covenants under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026, and the Lumière Loan.
Note 12. Fair Value Measurements
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there is a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:
•Level 1 Inputs: Quoted market prices in active markets for identical assets or liabilities.
•Level 2 Inputs: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3 Inputs: Unobservable inputs that are not corroborated by market data.
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
Restricted Cash and Investments: The estimated fair values of the Company’s restricted cash and investments are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2), or quoted prices available in active markets adjusted for time restrictions related to the sale of the investment (Level 3) and represent the amounts the Company would expect to receive if the Company sold the restricted cash and investments.

Restricted investments include shares acquired in conjunction with the Company’s sports betting agreements that contain restrictions related to the ability to liquidate shares within a specified timeframe.
Marketable Securities: Marketable securities consist primarily of trading securities held by the Company’s captive insurance subsidiary and unrestricted shares acquired in conjunction with the Company’s sports betting agreements. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1), quoted prices of identical assets in inactive markets, or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts the Company would expect to receive if the Company sold these marketable securities.
Long-term Debt: The fair value of the Company’s long-term debt or other long-term obligations is estimated based on the quoted market price of the underlying debt issue (Level 1) or, when a quoted market price is not available, the discounted cash flow of future payments utilizing current rates available to us for the debt of similar remaining maturities (Level 2). Debt obligations with a short remaining maturity have a carrying amount that approximates fair value.
Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$8,018	$2,108	$22,639	$32,765
Marketable securities	27,978	8,093	—	36,071

Liabilities:
Other liabilities related to restricted investments	—	—	3,009	3,009

	December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$11,276	$2,050	$29,283	$42,609
Marketable securities	27,103	7,531	—	34,634

The change in restricted cash and investments and liabilities valued using Level 3 inputs for the six months ended June 30, 2020 is as follows (amounts in thousands):

	Level 3 Investments	Level 3 Other Liabilities
Fair value of investment and liabilities at December 31, 2019	$29,283	$—
Value of additional investment received	4,678	2,339
Unrealized gain (loss)	(11,322)	670
Fair value at June 30, 2020	$22,639	$3,009

There were no transfers between Level 1, Level 2 and Level 3 investments during the six months ended June 30, 2020.
In November 2018, the Company entered into a 20-year agreement with TSG pursuant to which it agreed to provide TSG with options to obtain access to a second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to the Company’s properties in the United States. Under the terms of the agreement, the Company will receive a revenue share from the operation of the applicable verticals by TSG under the Company’s licenses. Pursuant to the terms of the TSG agreement, the Company received 1.1 million TSG common shares, and an additional approximately $5.0 million in TSG common shares became payable to the Company upon TSG’s exercise of its first option; all shares are subject to a one year restriction on transfer from the date they are received. The Company may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in its markets. On May 5, 2020, Flutter completed the acquisition of all of the issued and outstanding common shares of TSG in exchange for 0.2253 Flutter shares per common share of TSG.

As of June 30, 2020 and December 31, 2019, the fair value of unrestricted shares totaled $15.8 million and $14.0 million, respectively, net of cumulative unrealized gains of $5.5 million and $3.7 million, respectively, and is included in marketable securities on the Consolidated Balance Sheet. In addition, as of June 30, 2020, the fair value of restricted shares in Flutter totaled $6.0 million, net of cumulative unrealized gains of $1.3 million, and is included in restricted cash and investments on the Consolidated Balance Sheet. The Company recorded unrealized gains of $6.5 million and $3.1 million during the three and six months ended June 30, 2020, respectively, and unrealized gains of $0.1 million and $1.5 million during the three and six months ended June 30, 2019, respectively.
The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
7% Senior Notes due 2023	$370,683	$382,943	$370,077	$390,938
6% Senior Notes due 2025	878,869	914,760	879,275	922,031
6% Senior Notes due 2026	583,126	652,782	582,042	662,250
Term Loan	481,762	483,882	490,768	498,127
Revolving Credit Facility	108,000	108,000	—	—
Lumière Loan	246,000	246,000	246,000	246,000
Other long-term debt	2,410	2,410	2,554	2,553
Note 13. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income available to common stockholders	$(99,996)	$18,936	$(275,634)	$57,165
Shares outstanding:
Weighted average shares outstanding – basic	80,053,676	77,682,759	79,009,373	77,625,303
Effect of dilutive securities:
Stock options	—	107,388	—	105,885
RSUs	—	935,142	—	926,364
Weighted average shares outstanding – diluted	80,053,676	78,725,289	79,009,373	78,657,552
Net (loss) income per common share attributable to common stockholders – basic:	$(1.25)	$0.24	$(3.49)	$0.74
Net (loss) income per common share attributable to common stockholders – diluted:	$(1.25)	$0.24	$(3.49)	$0.73

For a period in which the Company generated a net loss, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share. As such, the weighted average shares outstanding - diluted calculation above excludes 79,759 stock options and 266,523 RSUs for the three months ended June 30, 2020, and excludes 93,456 stock options and 446,910 RSUs for the six months ended June 30, 2020.
Note 14. Commitments and Contingencies
Litigation
The Company is a party to various legal proceedings. Such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s consolidated financial condition or results of operations. While the Company maintains insurance coverage that the Company believes is adequate to mitigate the risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.
General
In addition, the Company is a party to various legal and administrative proceedings, which have arisen in the normal course of its business. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. The current liability for the estimated losses associated with these proceedings is not material to the Company’s consolidated financial condition and those estimated losses are not expected to have a material impact on the Company’s results of operations.
Note 15. Related Affiliates
REI
As of June 30, 2020, Recreational Enterprises, Inc. (“REI”) owned approximately 8.7% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. As such, the Carano family has the ability to significantly influence the affairs of the Company. During the six months ended June 30, 2020 and 2019, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives, and the CSY Lease listed below.
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Rent pursuant to the CSY Lease is $0.6 million annually and paid quarterly during the year. As of June 30, 2020 and December 31, 2019, there were no amounts due to or from CSY.
Note 16. Segment Information
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company’s principal operating activities occur in five geographic regions and reportable segments. The reportable segments are based on the similar characteristics of the operating segments within the regions in which they operate. See Note 1 for a summary of these segments. Also, see Note 5 and Note 8 for a discussion of the impairment of intangibles and long-lived assets related to certain segments.

The following table sets forth, for the periods indicated, certain operating data for the Company’s five reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenues and expenses
West:
Net revenues	$29,937	$127,727	$135,427	$245,822
Depreciation and amortization	13,299	13,508	27,237	26,651
Operating (loss) income	(12,808)	20,613	(110,265)	31,414
Midwest:
Net revenues	22,787	97,239	83,580	194,026
Depreciation and amortization	4,148	7,714	8,670	16,135
Operating (loss) income	415	29,012	(18,939)	56,845
South:
Net revenues	30,760	116,937	127,812	249,651
Depreciation and amortization	6,786	9,850	13,906	20,865
Operating (loss) income	(9,473)	19,023	(20,667)	46,538
East:
Net revenues	21,226	170,455	129,282	336,688
Depreciation and amortization	11,046	12,240	22,287	24,389
Operating (loss) income	(21,231)	35,213	(10,215)	62,374
Central:
Net revenues	19,848	122,792	119,553	243,264
Depreciation and amortization	11,793	11,480	23,556	22,690
Operating (loss) income	(8,194)	28,033	9,920	55,103
Corporate and Other:
Net revenues	1,912	1,971	3,885	3,493
Depreciation and amortization	1,867	1,741	3,716	3,560
Operating loss	(27,036)	(29,344)	(51,341)	(26,120)
Total Reportable Segments
Net revenues	$126,470	$637,121	$599,539	$1,272,944
Depreciation and amortization	$48,939	$56,533	$99,372	$114,290
Operating (loss) income	$(78,327)	$102,550	$(201,507)	$226,154
Reconciliations to consolidated net (loss) income:
Operating (loss) income	$(78,327)	$102,550	$(201,507)	$226,154
Unallocated (loss) income and expenses:
Interest expense, net	(68,136)	(71,798)	(134,600)	(145,308)
Loss on extinguishment of debt	—	—	(158)	—
Unrealized gain (loss) on investments and marketable securities	12,806	(1,398)	(10,202)	(2,858)
Benefit (provision) for income taxes	33,661	(10,418)	70,833	(20,823)
Net (loss) income	$(99,996)	$18,936	$(275,634)	$57,165

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Capital Expenditures, Net
West	$15,699	$49,450
Midwest	2,732	9,443
South	7,707	10,098
East	6,735	19,857
Central	3,561	5,308
Corporate	4,580	2,958
Total	$41,014	$97,114

	Balance Sheet as of
	June 30, 2020	December 31, 2019
	(in thousands)
Total Assets
West	$1,231,649	$1,385,982
Midwest	1,061,521	1,157,884
South	1,034,363	1,132,707
East	1,533,568	1,588,308
Central	1,491,265	1,522,023
Corporate, Other and Eliminations	(203,919)	(1,146,351)
Total	$6,148,447	$5,640,553

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion together with the financial statements, including the related notes and the other financial information, contained in this Quarterly Report on Form 10-Q.
Caesars Entertainment, Inc., a Delaware corporation formerly known as Eldorado Resorts, Inc. (“ERI” or “Eldorado”), is referred to as the “Company,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.”
Overview
We are a geographically diversified gaming and hospitality company with 23 gaming facilities in 11 states as of June 30, 2020. As of June 30, 2020, our properties were located in Colorado, Florida, Illinois, Indiana, Iowa, Mississippi, Missouri, Louisiana, Nevada, New Jersey and Ohio, and featured approximately 23,900 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 660 table games and approximately 11,300 hotel rooms. On July 20, 2020, we completed the merger in which a wholly-owned subsidiary of the Company merged with and into Caesars Entertainment Corporation (“Former Caesars”) with Former Caesars surviving as a wholly-owned subsidiary of the Company (the “Merger”) pursuant to the Agreement and Plan of Merger dated as of June 24, 2019 (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, the “Merger Agreement”). As a result of the Merger, we currently own an aggregate of 54 domestic properties in 16 states with approximately 60,400 slot machines, VLTs and e-tables, approximately 3,350 table games and approximately 51,200 hotel rooms, which includes international operations in five countries outside of the U.S. Our primary source of revenue is generated by gaming operations, and we utilize our hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to our properties.
We were founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada and in 1993 partnered with MGM Resorts International to build Silver Legacy Resort Casino in Reno, Nevada. Beginning in 2005, we grew through a series of acquisitions, including the acquisition of Eldorado Shreveport in 2005, MTR Gaming Group, Inc. in 2014, Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International in 2015, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Grand Victoria Casino (“Elgin”) and Tropicana Entertainment, Inc. (“Tropicana”) in 2018.
As of June 30, 2020, we owned 18 of our casinos and leased five casinos that are subject to a master lease with GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”), that we entered into in connection with the Tropicana Acquisition on October 1, 2018 (as amended, the “GLPI Master Lease”). See full description under the “GLPI Master Lease”.
In connection with the Merger, Caesars Entertainment Corporation changed its name to “Caesars Holdings, Inc.” and Eldorado Resorts, Inc. converted into a Delaware corporation and changed its name to “Caesars Entertainment, Inc.” In addition, effective as of July 21, 2020 our ticker symbol on the NASDAQ Stock Market changed from “ERI” to “CZR”. In connection with the execution of the Merger Agreement, we also entered into a Master Transaction Agreement (the “MTA”) with VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to which, among other things, we agreed to consummate certain sale and leaseback transactions and amend certain lease agreements with VICI and/or its affiliates, with respect to certain property described in the MTA.
We periodically divest of assets in order to raise capital. We also divested certain assets, and will be required to divest additional assets, in connection with obtaining required regulatory approvals in preparation of the Merger. A summary of recently completed and planned divestitures of our properties as of June 30, 2020 is as follows:

Segment	Property	Date Sold	State
East	Presque Isle Downs & Casino (“Presque”)	January 11, 2019	Pennsylvania
East	Lady Luck Casino Nemacolin (“Nemacolin”)	March 8, 2019	Pennsylvania
East	Mountaineer Casino, Racetrack and Resort (“Mountaineer”)	December 6, 2019	West Virginia
Midwest	Isle Casino Cape Girardeau (“Cape Girardeau”)	December 6, 2019	Missouri
Midwest	Lady Luck Casino Caruthersville (“Caruthersville”)	December 6, 2019	Missouri
Midwest	Isle of Capri Casino Kansas City (“Kansas City”)	July 1, 2020 (a)	Missouri
South	Lady Luck Casino Vicksburg (“Vicksburg”)	July 1, 2020 (a)	Mississippi
South	Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)	N/A (b)	Louisiana
West	MontBleu Casino Resort & Spa (“MontBleu”)	N/A (b)	Nevada
Central	Tropicana Evansville (“Evansville”)	N/A (c)	Indiana

(a)On July 10, 2019, we entered into a definitive agreement to sell Kansas City and Vicksburg to Twin River Worldwide Holdings, Inc. (“Twin River”) for cash consideration of approximately $230 million, subject to a working capital adjustment. The transaction closed on July 1, 2020. Kansas City and Vicksburg met the requirements for presentation as assets held for sale as of June 30, 2020 and December 31, 2019.
(b)On April 24, 2020, we entered into a definitive purchase agreement with Twin River to sell the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu for aggregate consideration of $155 million and terminated the prior agreement to sell those assets. The agreement is subject to regulatory approvals and is expected to close in the first quarter of 2021. Eldorado Shreveport and MontBleu met the requirements for presentation as assets held for sale under generally accepted accounting principles as of June 30, 2020. In conjunction with the classification of MontBleu’s operations as assets held for sale as a result of the announced sale, an impairment charge totaling $45.6 million was recorded during the six months ended June 30, 2020 due to the carrying value exceeding the estimated net sales proceeds.
(c)In connection with its review of the Merger, the Indiana Gaming Commission determined on July 16, 2020 that we will be required to divest three properties within the state of Indiana in order to avoid undue economic concentrations as conditions to the Indiana Gaming Commission’s approval of the Merger. As a result, we plan to enter into agreements to divest of Evansville, as well as two additional properties that we acquired as a result of the Merger, prior to December 31, 2020.
Merger Related Activities
Merger with Caesars Entertainment Corporation
On July 20, 2020, the Merger was consummated and Former Caesars became a wholly-owned subsidiary of ours. The strategic rationale for the Merger includes, but is not limited to, the following:
•Creation of the largest owner, operator and manager of domestic gaming assets
•The largest and most diversified domestic footprint
•Iconic brands, rewards program and new gaming opportunities expected to enhance customer experience
•Realization of significant identified synergies
Based on the closing price of $38.00 per share of Company common stock, par value $0.00001 per share (“Company Common Stock”), reported on NASDAQ on July 17, 2020, the aggregate implied value of the aggregate merger consideration paid to former holders of Former Caesars common stock in connection with the Merger was approximately $8.46 billion, including approximately $2.37 billion in Company Common Stock and approximately $6.09 billion in cash. The aggregate merger consideration transferred also included the repayment of certain outstanding debt balances of Former Caesars and the replacement of equity awards of certain employees attributable to services provided prior to the Merger.
The cash consideration paid in the Merger was $12.41 per share (inclusive of the applicable ticking fee) of Former Caesars common stock for which cash consideration was payable and the stock consideration per share of Former Caesars common stock for which stock consideration was payable was 0.3085 shares of Company Common Stock, with a value equal to approximately $12.41 in cash (based on the volume weighted average price per share of Company Common Stock for the 10 trading days ending on July 16, 2020). Following the consummation of the Merger, Eldorado’s and Former Caesars’ stockholders hold approximately 56% and 44%, respectively, of the outstanding shares of Company Common Stock.
The major classes of assets acquired through the Merger include cash, cash equivalents and restricted cash, accounts receivable, including receivables from affiliates, property and equipment, goodwill and intangible assets, and other assets. The major classes of liabilities assumed through the Merger include accounts payable, accrued expenses, contract liabilities, financing obligations and long-term debt, which includes $1.1 billion in aggregate principal amount of 5% convertible notes due 2024 that are convertible into the weighted average of the number of shares of Company Common Stock and amount of cash actually received by holders of common stock of Former Caesars that made elections for consideration in the Merger.
Given the short period of time from the Merger completion date and the date of these consolidated financial statements and the size and complexity of the transaction, the initial accounting for the business combination is incomplete at this time. We are not able to provide the valuation of certain components of consideration transferred or provide the allocation of consideration paid to the assets acquired or liabilities assumed. Supplemental pro forma revenue and earnings of the combined company are predicated on the completion of the business combination accounting and allocation of consideration.
We recognized acquisition-related transaction costs of $12.7 million and $22.0 million for the three and six months ended June 30, 2020, respectively, and $4.5 million for the three and six months ended June 30, 2019.

Debt and Financing Activity
On July 6, 2020, a wholly-owned subsidiary of ours issued $3.4 billion aggregate principal amount of 6.250% Senior Secured Notes due 2025 (the “2025 Secured Notes”) and $1.8 billion aggregate principal amount of 8.125% Senior Notes due 2027 (the “2027 Senior Notes”). We assumed the obligations under the 2025 Secured Notes and 2027 Senior Notes upon consummation of the Merger. In addition, Caesars Resort Collection (“CRC”), a subsidiary of Former Caesars, issued $1.0 billion aggregate principal amount of 5.750% Senior Secured Notes due 2025 (the “CRC Secured Notes”).
On July 20, 2020, in connection with the closing of the Merger, we entered into a new credit agreement which provides a five-year senior secured revolving credit facility for an aggregate principal amount of $1.0 billion (the “ERI Revolving Credit Facility”) and an additional revolving credit facility commitment under the ERI Revolving Credit Facility in an aggregate principal amount equal to $185 million, and CRC entered into an incremental agreement to its existing credit agreement dated as of December 22, 2017 for an aggregate principal amount of $1.8 billion of incremental term loan and an additional $25 million of revolving credit facility commitments. The additional capacities of $185 million under the ERI Revolving Credit Facility and $25 million under the existing CRC revolving credit facility are subject to approval from certain gaming authorities which we expect to receive in the third quarter of 2020. In addition, the borrowing capacity and obligations under CRC’s existing $1.0 billion revolving credit facility remain outstanding following the consummation of the Merger.
A portion of the proceeds from these arrangements, as well as our cash on hand, was used (a) to fund a portion of the cash consideration of the Merger, (b) to prepay in full the loans outstanding and terminate all commitments under our existing Credit Agreement, dated as of April 17, 2017, (c) to satisfy and discharge our 6% Senior Notes due 2025, the Senior Notes due 2026 and the 7% Senior Notes due 2023, (d) to repay $975 million of the outstanding amount under CRC’s existing revolving credit facility, (e) to repay in full the loans outstanding and terminate all commitments under the CEOC, LLC Credit Agreement, dated as of October 6, 2017, (f) to pay fees and expenses related to the financing arrangements, and (g) for general corporate use. See Note 11.
VICI Transactions
In connection with the closing of the Merger on July 20, 2020, we consummated a series of transactions with VICI in accordance with the Master Transaction Agreement (“MTA”) entered on June 24, 2019 and the Purchase and Sales Agreement entered on September 26, 2019. We consummated the sale leaseback transactions related to Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Resort Atlantic City, including the Harrah’s Atlantic City Waterfront Conference Center, for approximately $1.82 billion of net proceeds. Additionally, we received a one-time payment from VICI of approximately $1.38 billion for amendments to VICI lease agreements. The Caesars Palace Las Vegas (“CPLV”) Lease with VICI was amended to include Harrah’s Las Vegas (“HLV”) under the CPLV lease and increased HLV’s annual rent by $15 million and CPLV’s annual rent by $84 million. In addition, Harrah’s New Orleans, Harrah’s Laughlin, Harrah’s Resort Atlantic City and the Harrah’s Atlantic City Waterfront Conference Center were added to the Non-CPLV lease with VICI, with an increase in total aggregate annual rent for these properties of $154 million. The CPLV, Non-CPLV and Joliet lease agreements, as well as the Golf Course Use Agreement, were extended such that there will be 15 years remaining until the expiration of the initial term. The amendment also contains a put-call agreement related to the Centaur properties pursuant to which CRC may require VICI or its applicable affiliate to purchase and lease back (as lessor) to the Company or its applicable affiliate(s) the real estate components of the gaming and racetrack facilities of Hoosier Park Racing & Casino (“Hoosier Park”) and Indiana Grand Racing & Casino (“Indiana Grand”) and VICI or its applicable affiliate may require CRC to sell to VICI or its affiliate(s) and lease back (as lessee) the real estate components of such gaming and racetrack facilities.
On June 15, 2020, we entered into a non-binding letter of intent with VICI to borrow a new 5-year, $400 million mortgage loan (the “Convention Center Mortgage Loan”) and sell to VICI approximately 23 acres of land in the vicinity of, or adjacent to, The LINQ, Bally’s Paris and Planet Hollywood in Las Vegas, Nevada and commonly known as the Eastside Land (the “Eastside Land Sale”). The Convention Center Mortgage Loan and the Eastside Land Sale are expected to close concurrently and are subject to customary closing conditions, including completion of due diligence, and negotiation of definitive documents and receipt of regulatory approvals. These transactions are expected to close in the third quarter of 2020.
Partnerships and Development Opportunities
William Hill
In September 2018, we entered into a 25-year agreement, which became effective January 2019, with William Hill PLC and William Hill US, its U.S. subsidiary (together, “William Hill”) pursuant to which we (i) granted to William Hill the right to conduct betting activities in retail channels and under our first skin and third skin for online channels with respect to our current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing our second skin available with respect to properties in such territories. Pursuant to the terms of the agreement, we received a 20% ownership interest in William Hill US valued at approximately $128.9 million as well as 13.4 million ordinary shares of William Hill PLC with an initial value of approximately $27.3 million upon closing of the transaction in January 2019. Our profit and losses attributable to William Hill US are included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Operations. The amortization of deferred revenues associated with our equity interests is included in other revenue within our corporate and other segment. Additionally, we receive a profit share from the operations of betting and other gaming activities associated with our properties, which is included in other revenue at the respective property.
The Stars Group/Flutter Entertainment
In November 2018, we entered into a 20-year agreement with The Stars Group Inc. (“TSG”) pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses. Pursuant to the terms of the TSG agreement, we received 1.1 million TSG common shares valued at approximately $18.6 million and an additional $5.0 million in TSG common shares became payable to us upon TSG’s exercise of its first option, which shares we received in the fourth quarter of 2019. In December 2019, we sold approximately 0.5 million of our TSG common shares at the request of William Hill and remitted the proceeds to them in accordance with the terms of our William Hill agreement. We may also receive additional TSG common shares in the future based on TSG net gaming revenue generated in our markets. Upon entry into the TSG agreement, we recorded deferred revenue associated with the shares received and recognize revenue, which is included in other revenue within our corporate and other segment. On May 5, 2020, Flutter Entertainment PLC (“Flutter”) completed the acquisition of all of the issued and outstanding common shares of TSG in exchange for 0.2253 Flutter shares per common share of TSG.
Pompano Joint Venture
In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to master plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with our input and will submit it for our review and approval. We have made cash contributions totaling $1.0 million and have agreed to contribute a total of approximately 130 to 200 acres of land to the joint venture for the project. As of June 30, 2020, we have contributed approximately 20 acres to the joint venture at an approximate fair value of $6.6 million. While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such, the investment in the joint venture is accounted for using the equity method. We participate evenly with Cordish in the profits and losses of the joint venture, which is included in income (loss) from unconsolidated affiliates on the Consolidated Statements of Operations.

Reportable Segments
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of June 30, 2020:

Segment	Property	Date Acquired	State
West	Eldorado Resort Casino Reno (“Eldorado Reno”)	(a)	Nevada
	Silver Legacy Resort Casino (“Silver Legacy”)	(a)	Nevada
	Circus Circus Reno (“Circus Reno”)	(a)	Nevada
	MontBleu Casino Resort & Spa (“MontBleu”)	October 1, 2018 (c)	Nevada
	Tropicana Laughlin Hotel & Casino (“Laughlin”)	October 1, 2018	Nevada
	Isle Casino Hotel - Blackhawk (“Isle Black Hawk”)	May 1, 2017	Colorado
	Lady Luck Casino - Black Hawk (“Lady Luck Black Hawk”)	May 1, 2017	Colorado

Midwest (b)	Isle Casino Waterloo (“Waterloo”)	May 1, 2017	Iowa
	Isle Casino Bettendorf (“Bettendorf”)	May 1, 2017	Iowa
	Isle of Capri Casino Boonville (“Boonville”)	May 1, 2017	Missouri
	Isle of Capri Casino Kansas City (“Kansas City”)	May 1, 2017 (c)	Missouri

South	Isle Casino Racing Pompano Park (“Pompano”)	May 1, 2017	Florida
	Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)	(a) (c)	Louisiana
	Isle of Capri Casino Hotel Lake Charles (“Lake Charles”)	May 1, 2017	Louisiana
	Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)	October 1, 2018	Louisiana
	Isle of Capri Casino Lula (“Lula”)	May 1, 2017	Mississippi
	Lady Luck Casino Vicksburg (“Vicksburg”)	May 1, 2017 (c)	Mississippi
	Trop Casino Greenville (“Greenville”)	October 1, 2018	Mississippi

East (b)	Eldorado Gaming Scioto Downs (“Scioto Downs”)	(a)	Ohio
	Tropicana Casino and Resort, Atlantic City (“Trop AC”)	October 1, 2018	New Jersey

Central	Grand Victoria Casino (“Elgin”)	August 7, 2018	Illinois
	Lumière Place Casino (“Lumière”)	October 1, 2018	Missouri
	Tropicana Evansville (“Evansville”)	October 1, 2018 (c)	Indiana
(a)Property was aggregated into segment prior to January 1, 2016.
(b)Presque was sold on January 11, 2019, Nemacolin was sold on March 8, 2019 and Mountaineer was sold on December 6, 2019. All three properties were previously reported in the East segment. Cape Girardeau and Caruthersville were sold on December 6, 2019. Both properties were previously reported in the Midwest segment.
(c)We entered into agreements to sell Kansas City, Vicksburg, Eldorado Shreveport and MontBleu. The Kansas City and Vicksburg sales closed on July 1, 2020. The Eldorado Shreveport and MontBleu sales are expected to close in the first quarter of 2021. We plan to reach an agreement to divest of Evansville prior to December 31, 2020.
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
Presentation of Financial Information
The financial information included in this Item 2 for periods after our sales of Presque and Nemacolin on January 11, 2019 and March 8, 2019, respectively, and our sales of Mountaineer, Cape Girardeau and Caruthersville on December 6, 2019 are not fully comparable to the periods prior to their respective sale dates. See Note 5.
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
Recent Developments and Significant Factors Impacting Financial Results
The following summary highlights recent developments and significant factors impacting our financial results for the three and six months ended June 30, 2020 and 2019.
•COVID-19 Public Health Emergency – In January 2020, an outbreak of a new strain of coronavirus was identified and has since spread throughout much of the world, including the United States. All of our casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various state government agencies as part of certain precautionary measures intended to help slow the spread of the COVID-19 public health emergency. On May 18, 2020, we began reopening our properties and have resumed certain operations at all of our properties as of June 30, 2020, with the exception of Elgin and Trop AC which reopened on July 1 and July 2, 2020, respectively. As a result of the temporary closures, the COVID-19 public health emergency has had a material adverse effect on our business, financial condition and results of operations for the three and six months ended June 30, 2020. We continued to pay our full-time employees through April 10, 2020, including tips and tokens. Effective April 11, 2020, we furloughed approximately 90% of our employees, implemented salary reductions and committed to continue to provide benefits to our employees through June 30, 2020. Subsequently, the benefit coverage for furloughed employees was extended through August 31, 2020. A portion of the workforce has returned to service as the properties have resumed with limited capacities and in compliance with operating restrictions in accordance with governmental orders, directives and guidelines. As a result of these payroll changes combined with other cost saving measures, our daily operating expenses were reduced significantly. On June 15, 2020, in order to address the effects of the property closures resulting from the ongoing COVID-19 public health emergency, we obtained waivers on the financial covenant on our existing credit facility agreements and GLPI Master Lease. The amendment to our GLPI Master Lease is subject to the receipt of applicable gaming regulatory approvals, the provision of applicable gaming regulatory notices and the expiration of applicable gaming regulatory advance notice periods. As of June 30, 2020, the amendment was not effective.
The extent of the ongoing and future effects of the COVID-19 public health emergency on our business and the casino resort industry generally is uncertain, but we expect that it will continue to have a significant impact on our business, results of operations and financial condition. The extent and duration of the impact of COVID-19 will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak, varying levels of restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders or additional restrictions in response to continued developments with the COVID-19 public health emergency, our ability to adapt to evolving operating procedures, the impact on consumer demand and discretionary spending, the length of time it takes for demand to return and our ability to adjust our cost structures for the duration of the outbreak’s impact on our operations.
•Caesars Acquisition – The Merger closed on July 20, 2020. Transaction costs related to our acquisition of Caesars totaled $12.7 million and $22.0 million for the three and six months ended June 30, 2020, respectively, and $4.5 million for the three and six months ended June 30, 2019. Pursuant to the MTA with VICI, we are required to reimburse VICI for 50% of any prepayment penalties in connection with VICI’s payoff related to its CPLV loan, regardless of whether the Merger closing occurs. As of June 30, 2020 and

December 31, 2019, our proportionate share of VICI’s prepayment penalty paid in 2019 was accrued and totaled approximately $55.4 million.
•Presque and Nemacolin Divestitures - The sales of Presque and Nemacolin did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the periods prior to their respective closing dates for the six months ended June 30, 2019. We closed the sales of Presque and Nemacolin on January 11, 2019 and March 8, 2019, respectively, and recorded a net gain of $22.2 million.
•Mountaineer, Cape Girardeau and Caruthersville Divestitures – The sales of Mountaineer, Cape Girardeau and Caruthersville did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the periods prior to their closing date for the three and six months ended June 30, 2019. We closed the sales of these properties on December 6, 2019 and recorded a net gain of $28.6 million during the fourth quarter of 2019.
•Eldorado Shreveport and MontBleu Divestitures - The sales of Eldorado Shreveport and MontBleu did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations. In conjunction with the classification of MontBleu’s operations as assets held for sale as a result of the announced sale, an impairment charge totaling $45.6 million was recorded during the six months ended June 30, 2020 due to the carrying value exceeding the estimated net sales proceeds.
•Impairment Charges – As a result of declines in recent performance and the expected impact on future cash flows as a result of COVID-19, we recognized impairment charges related to goodwill and trade names totaling $99.5 million and $15.6 million, respectively, during the six months ended June 30, 2020.
•Weather and Construction Disruption - All of our segments were negatively impacted by severe weather, including flooding, during the first quarter of 2019 compared to the same current year period. Additionally, our West segment was negatively impacted by disruption to our casino floor and hotel availability associated with renovation projects at our Black Hawk properties during the construction period from January to June 2019.
The divestitures of Presque, Nemacolin and Mountaineer, Cape Girardeau and Caruthersville in January, March and December 2019, respectively, are collectively referred to as the “Divestitures.”
Results of Operations
The following table highlights the results of our operations (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Net revenues	$126,470	$637,121	(80.1)%	$599,539	$1,272,944	(52.9)%
Operating (loss) income	(78,327)	102,550	(176.4)%	(201,507)	226,154	(189.1)%
Net (loss) income	(99,996)	18,936	(628.1)%	(275,634)	57,165	(582.2)%

Operating Results. Net revenues declined $510.7 million and $673.4 million, or 80.1% and 52.9%, for the three and six months ended June 30, 2020, respectively, compared to the same prior year periods. Excluding the impact of the Divestitures, net revenues decreased $455.0 million and $555.1 million, or 78.2% and 48.1%, for the three and six months ended June 30, 2020, respectively, compared to the same prior year periods. The decline in net revenues was primarily due to the negative impact of COVID-19 and the resulting closure of our properties in mid-March 2020, which began reopening mid-May 2020 based on state orders and restrictions.
Operating (loss) income declined $180.9 million and $427.7 million, or 176.4% and 189.1%, for the three and six months ended June 30, 2020, respectively, compared to the same prior year periods. Excluding the impact of the Divestitures, operating (loss) income decreased $170.6 million and $408.2 million, or 184.9% and 197.5%, for the three and six months ended June 30, 2020, respectively. The changes in operating (loss) income were mainly due to the negative impact of COVID-19 on net revenues in addition to transaction costs associated with the acquisition of Caesars and impairment charges totaling $160.8 million recorded during the six months ended June 30, 2020.

Net (loss) income decreased $118.9 million and $332.8 million, or 628.1% and 582.2%, for the three and six months ended June 30, 2020, respectively, compared to the same prior year periods. Excluding the impact of the Divestitures, net (loss) income decreased $111.1 million and $317.7 million or 1001.5% and 755.5% for the three and six months ended June 30, 2020, respectively. The changes to net (loss) income, including Divestitures, were principally due to the same factors impacting operating (loss) income, offset by the benefit for income taxes totaling $33.7 million for the three months ended June 30, 2020 as compared to a provision of $10.4 million for the comparative period and a benefit of $70.8 million for six months ended June 30, 2020 as compared to a provision of $20.8 million for the comparative period.
Net Revenues and Net (Loss) Income
The following tables highlight our net revenues and net (loss) income by reportable segment (in thousands):

	Net Revenues for the Three Months Ended June 30,		Net (Loss) Income for the Three Months Ended June 30,
	2020	2019	2020	2019
West	$29,937	$127,727	$(12,711)	$11,348
Midwest	22,787	97,239	1,378	21,435
South	30,760	116,937	(10,912)	12,747
East	21,226	170,455	(30,456)	15,981
Central	19,848	122,792	(20,452)	13,070
Corporate and Other	1,912	1,971	(26,843)	(55,645)
Total	$126,470	$637,121	$(99,996)	$18,936

	Net Revenues for the Six Months Ended June 30,		Net (Loss) Income for the Six Months Ended June 30,
	2020	2019	2020	2019
West	$135,427	$245,822	$(104,011)	$15,665
Midwest	83,580	194,026	(15,239)	43,590
South	127,812	249,651	(24,910)	32,956
East	129,282	336,688	(32,647)	27,149
Central	119,553	243,264	(15,728)	25,948
Corporate and Other	3,885	3,493	(83,099)	(88,143)
Total	$599,539	$1,272,944	$(275,634)	$57,165

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Net revenues and operating expenses were as follows (dollars in thousands):

	Three Months Ended June 30,			Percent Change
	2020	2019	Variance
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$15,276	$55,493	$(40,217)	(72.5)%
Midwest	21,119	85,223	(64,104)	(75.2)%
South	27,303	94,871	(67,568)	(71.2)%
East	19,777	124,052	(104,275)	(84.1)%
Central	18,004	97,523	(79,519)	(81.5)%
Total Gaming and Pari-Mutuel Commissions	101,479	457,162	(355,683)	(77.8)%
Non-gaming:
West	14,661	72,234	(57,573)	(79.7)%
Midwest	1,668	12,016	(10,348)	(86.1)%
South	3,457	22,066	(18,609)	(84.3)%
East	1,449	46,403	(44,954)	(96.9)%
Central	1,844	25,269	(23,425)	(92.7)%
Corporate and Other	1,912	1,971	(59)	(3.0)%
Total Non-gaming	24,991	179,959	(154,968)	(86.1)%
Total Net Revenues	126,470	637,121	(510,651)	(80.1)%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	5,314	20,862	(15,548)	(74.5)%
Midwest	8,355	34,176	(25,821)	(75.6)%
South	13,319	45,377	(32,058)	(70.6)%
East	12,839	59,057	(46,218)	(78.3)%
Central	3,527	43,768	(40,241)	(91.9)%
Total Gaming and Pari-Mutuel Commissions	43,354	203,240	(159,886)	(78.7)%
Non-gaming
West	7,029	38,634	(31,605)	(81.8)%
Midwest	1,092	6,323	(5,231)	(82.7)%
South	2,427	13,624	(11,197)	(82.2)%
East	2,557	23,884	(21,327)	(89.3)%
Central	2,170	12,891	(10,721)	(83.2)%
Total Non-gaming	15,275	95,356	(80,081)	(84.0)%

Marketing and promotions	5,105	32,080	(26,975)	(84.1)%
General and administrative	64,862	117,431	(52,569)	(44.8)%
Corporate	13,050	21,051	(8,001)	(38.0)%
Depreciation and amortization	48,939	56,533	(7,594)	(13.4)%
Total Operating Expenses	$190,585	$525,691	$(335,106)	(63.7)%

Gaming Revenues and Pari-Mutuel Commissions. For the three months ended June 30, 2020 compared to the same prior year period, gaming revenues and pari-mutuel commissions declined 77.8%. Excluding the impact of the Divestitures, gaming revenues and pari-mutuel commissions decreased 75.2% for the three months ended June 30, 2020 compared to the same prior year period mainly due to reductions in casino volume and pari-mutuel commissions associated with the impact of COVID-19 and the related closures of our properties and race tracks in mid-March 2020 until reopening of properties starting mid-May 2020.
Non-gaming Revenues. Non-gaming revenues decreased 86.1% for the three months ended June 30, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, non-gaming revenues declined 85.5% for the three months ended June 30, 2020 compared to the same prior year period mainly due to the impact of COVID-19 and the related closures of our properties, including hotels, restaurants and entertainment venues in mid-March 2020 until reopening of hotels and restaurants starting mid-May 2020 based on government reopening guidelines.
Gaming Expenses and Pari-Mutuel Commissions. Gaming expenses and pari-mutuel commissions declined 78.7% for the three months ended June 30, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, gaming expenses and pari-mutuel commissions decreased 75.4% for the three months ended June 30, 2020 compared to the same prior year period in conjunction with the previously discussed decrease in gaming revenues and pari-mutuel commissions.
Non-gaming Expenses. Non-gaming expenses declined 84.0% for the three months ended June 30, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, non-gaming expenses decreased 83.2% for the three months ended June 30, 2020 compared to the same prior year period in conjunction with the previously discussed decrease in non-gaming revenues.
Marketing and Promotions Expenses. Marketing and promotions expenses declined 84.1% for the three months ended June 30, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, marketing and promotions expense decreased 83.2% for the three months ended June 30, 2020 compared to the same prior year period. This decline was primarily due to the reduction or elimination of marketing and promotions expenses during the closure of our properties from mid-March 2020 through mid-May 2020.
General and Administrative Expenses. General and administrative expenses declined 44.8% for the three months ended June 30, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, general and administrative expenses decreased 40.4% for the three months ended June 30, 2020 compared to the same prior year period mainly due to the reduction of general and administrative expenses, including utilities and payroll expenses, following the closure of our properties in mid-March 2020 until reopening started in mid-May 2020.
Corporate Expenses. For the three months ended June 30, 2020 compared to the same prior year period, corporate expenses decreased 38.0% primarily due to reductions in salaries and wages due to the COVID-19 impact and a decrease in stock compensation expense for the three months ended June 30, 2020 compared to the same prior year period.
Depreciation and Amortization Expense. For the three months ended June 30, 2020 compared to the same prior year period, depreciation and amortization expense declined 13.4% mainly due to ceasing depreciation and amortization expense on assets held for sale. Excluding the impact of the Divestitures, depreciation and amortization expense decreased 7.6% for the three months ended June 30, 2020 compared to the same prior year period mainly due to many assets becoming fully depreciated in 2019.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Net revenues and operating expenses were as follows (dollars in thousands):

	Six Months Ended June 30,			Percent Change
	2020	2019	Variance
Revenues:
Gaming and Pari-Mutuel Commissions:
West	$60,253	$108,899	$(48,646)	(44.7)%
Midwest	74,432	170,392	(95,960)	(56.3)%
South	106,955	204,221	(97,266)	(47.6)%
East	99,708	249,003	(149,295)	(60.0)%
Central	99,880	195,333	(95,453)	(48.9)%
Total Gaming and Pari-Mutuel Commissions	441,228	927,848	(486,620)	(52.4)%
Non-gaming:
West	75,174	136,923	(61,749)	(45.1)%
Midwest	9,148	23,634	(14,486)	(61.3)%
South	20,857	45,430	(24,573)	(54.1)%
East	29,574	87,685	(58,111)	(66.3)%
Central	19,673	47,931	(28,258)	(59.0)%
Corporate and Other	3,885	3,493	392	11.2%
Total Non-gaming	158,311	345,096	(186,785)	(54.1)%
Total Net Revenues	599,539	1,272,944	(673,405)	(52.9)%
Expenses:
Gaming and Pari-Mutuel Commissions:
West	25,723	41,910	(16,187)	(38.6)%
Midwest	31,261	68,656	(37,395)	(54.5)%
South	55,066	95,318	(40,252)	(42.2)%
East	49,875	120,343	(70,468)	(58.6)%
Central	40,585	87,319	(46,734)	(53.5)%
Total Gaming and Pari-Mutuel Commissions	202,510	413,546	(211,036)	(51.0)%
Non-gaming
West	44,162	77,796	(33,634)	(43.2)%
Midwest	5,855	12,828	(6,973)	(54.4)%
South	15,249	28,100	(12,851)	(45.7)%
East	20,919	46,358	(25,439)	(54.9)%
Central	13,794	25,558	(11,764)	(46.0)%
Total Non-gaming	99,979	190,640	(90,661)	(47.6)%

Marketing and promotions	30,058	64,381	(34,323)	(53.3)%
General and administrative	156,537	237,319	(80,782)	(34.0)%
Corporate	29,532	37,805	(8,273)	(21.9)%
Impairment charges	160,758	958	159,800	16,680.6%
Depreciation and amortization	99,372	114,290	(14,918)	(13.1)%
Total Operating Expenses	$778,746	$1,058,939	$(280,193)	(26.5)%

Gaming Revenues and Pari-Mutuel Commissions. For the six months ended June 30, 2020 compared to the same prior year period, gaming revenues and pari-mutuel commissions declined 52.4%. Excluding the impact of the Divestitures, gaming revenues and pari-mutuel commissions decreased 46.5% for the six months ended June 30, 2020 compared to the same prior year period mainly due to reductions in casino volume and pari-mutuel commissions associated with the impact of COVID-19 and the related closures of our properties and race tracks in mid-March 2020 until reopening of properties starting mid-May 2020.
Non-gaming Revenues. Non-gaming revenues decreased 54.1% for the six months ended June 30, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, non-gaming revenues declined 52.0% for the six months ended June 30, 2020 compared to the same prior year period mainly due to the impact of COVID-19 and the related closures of our properties, including hotels, restaurants and entertainment venues in mid-March 2020 until reopening of hotels and restaurants starting mid-May 2020 based on government reopening guidelines.
Gaming Expenses and Pari-Mutuel Commissions. Gaming expenses and pari-mutuel commissions declined 51.0% for the six months ended June 30, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, gaming expenses and pari-mutuel commissions decreased 42.9% for the six months ended June 30, 2020 compared to the same prior year period in conjunction with the previously discussed decrease in gaming revenues and pari-mutuel commissions.
Non-gaming Expenses. Non-gaming expenses declined 47.6% for the six months ended June 30, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, non-gaming expenses decreased 44.9% for the six months ended June 30, 2020 compared to the same prior year period in conjunction with the previously discussed decrease in non-gaming revenues.
Marketing and Promotions Expenses. Marketing and promotions expenses declined 53.3% for the six months ended June 30, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, marketing and promotions expense decreased 50.1% for the six months ended June 30, 2020 compared to the same prior year period. This decline was primarily due to savings achieved via the termination of certain marketing contracts, reductions in direct mail costs and continued company-wide changes in marketing and promotional activity. Additionally, to the extent possible, marketing and promotions expenses were reduced or eliminated during the closure of our properties from mid-March 2020 through mid-May 2020.
General and Administrative Expenses. General and administrative expenses declined 34.0% for the six months ended June 30, 2020 compared to the same prior year period. Excluding the impact of the Divestitures, general and administrative expenses decreased 28.5% for the six months ended June 30, 2020 compared to the same prior year period mainly due to the centralization of certain services provided to our properties and realized savings achieved through the continued consolidation of purchasing programs. Additionally, general and administrative expenses, including utilities and payroll expenses, were reduced following the closure of our properties in mid-March 2020 until reopening started in mid-May 2020.
Corporate Expenses. For the six months ended June 30, 2020 compared to the same prior year period, corporate expenses decreased 21.9% primarily due to reductions in salaries and wages, stock compensation expense, corporate bonus expense, captive insurance expense, certain professional fees and travel costs due to the COVID-19 impact for the six months ended June 30, 2020 compared to the same prior year period.
Depreciation and Amortization Expense. For the six months ended June 30, 2020 compared to the same prior year period, depreciation and amortization expense declined 13.1% mainly due to ceasing depreciation and amortization expense on assets held for sale. Excluding the impact of the Divestitures, depreciation and amortization expense decreased 6.7% for the six months ended June 30, 2020 compared to the same prior year period mainly due to many assets becoming fully depreciated in 2019.
Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three and Six Months Ended June 30, 2020 and 2019
Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net (loss) income before interest expense, (benefit) provision for income taxes, unrealized (gain) loss on investments and marketable securities, depreciation and amortization, stock-based compensation, impairment charges, transaction expenses, severance expense, selling costs associated with the divestitures of properties, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, and (gain) loss related to divestitures. Adjusted EBITDA also excludes the expense associated with our GLPI Master Lease as the transaction was accounted for as a financing obligation and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“US GAAP”), is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our GLPI Master Lease and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following table summarizes our Adjusted EBITDA for our operating segments for the three and six months ended June 30, 2020 and 2019, respectively, in addition to reconciling net (loss) income to Adjusted EBITDA in accordance with US GAAP (unaudited, in thousands):

	Three Months Ended June 30, 2020
	West	Midwest	South	East	Central	Corporate and Other	Total
Net (loss) income	$(12,711)	$1,378	$(10,912)	$(30,456)	$(20,452)	$(26,843)	$(99,996)
Interest expense, net	5,295	(32)	4,196	12,842	13,505	32,330	68,136
Benefit for income taxes	(5,392)	(931)	(2,757)	(3,617)	(1,247)	(19,717)	(33,661)
Unrealized gain on investments and marketable securities	—	—	—	—	—	(12,806)	(12,806)
Depreciation and amortization	13,299	4,148	6,786	11,046	11,793	1,867	48,939
Stock-based compensation	—	1	1	—	—	4,227	4,229
Transaction expenses (1)	—	—	—	—	—	12,697	12,697
Other (2)	243	84	210	237	(6)	1,311	2,079
Adjusted EBITDA	$734	$4,648	$(2,476)	$(9,948)	$3,593	$(6,934)	$(10,383)

	Three Months Ended June 30, 2019
	West	Midwest	South	East	Central	Corporate and Other	Total
Includes Divestitures:
Net (loss) income	$11,348	$21,435	$12,747	$15,981	$13,070	$(55,645)	$18,936
Interest expense, net	4,982	(1)	4,353	12,691	13,306	36,467	71,798
(Benefit) provision for income taxes	4,283	7,578	1,923	6,541	1,657	(11,564)	10,418
Unrealized loss on investments and marketable securities	—	—	—	—	—	1,398	1,398
Depreciation and amortization	13,508	7,714	9,850	12,240	11,480	1,741	56,533
Stock-based compensation	—	10	—	—	—	6,499	6,509
Transaction expenses (1)	—	—	—	—	—	7,292	7,292
Other (3)	184	17	236	(35)	89	5,286	5,777
Adjusted EBITDA	$34,305	$36,753	$29,109	$47,418	$39,602	$(8,526)	$178,661

Divestitures:
Net income	$—	$4,737	$—	$3,107	$—	$—	$7,844
Provision for income taxes	—	1,241	—	1,156	—	—	2,397
Depreciation and amortization	—	1,950	—	1,643	—	—	3,593
Stock-based compensation	—	4	—	—	—	—	4
Other (3)	—	—	—	(2)	—	—	(2)
Total Divestitures (4)	$—	$7,932	$—	$5,904	$—	$—	$13,836

Excluding Divestitures:
Net (loss) income	$11,348	$16,698	$12,747	$12,874	$13,070	$(55,645)	$11,092
Interest expense, net	4,982	(1)	4,353	12,691	13,306	36,467	71,798
(Benefit) provision for income taxes	4,283	6,337	1,923	5,385	1,657	(11,564)	8,021
Unrealized loss on investments and marketable securities	—	—	—	—	—	1,398	1,398
Depreciation and amortization	13,508	5,764	9,850	10,597	11,480	1,741	52,940
Stock-based compensation	—	6	—	—	—	6,499	6,505
Transaction expenses (1)	—	—	—	—	—	7,292	7,292
Other (3)	184	17	236	(33)	89	5,286	5,779
Total Excluding Divestitures (5)	$34,305	$28,821	$29,109	$41,514	$39,602	$(8,526)	$164,825

	Six Months Ended June 30, 2020
	West	Midwest	South	East	Central	Corporate and Other	Total
Net loss	$(104,011)	$(15,239)	$(24,910)	$(32,647)	$(15,728)	$(83,099)	$(275,634)
Interest expense, net	10,466	(42)	8,529	25,661	26,933	63,053	134,600
Benefit for income taxes	(16,720)	(3,658)	(4,286)	(3,229)	(1,285)	(41,655)	(70,833)
Loss on extinguishment of debt	—	—	—	—	—	158	158
Unrealized loss on investments and marketable securities	—	—	—	—	—	10,202	10,202
Depreciation and amortization	27,237	8,670	13,906	22,287	23,556	3,716	99,372
Stock-based compensation	—	3	3	—	—	9,965	9,971
Transaction expenses (1)	—	—	—	—	—	21,991	21,991
Other (2)	103,387	36,701	21,986	265	14	(16)	162,337
Adjusted EBITDA	$20,359	$26,435	$15,228	$12,337	$33,490	$(15,685)	$92,164

	Six Months Ended June 30, 2019
	West	Midwest	South	East	Central	Corporate and Other	Total
Includes Divestitures:
Net (loss) income	$15,665	$43,590	$32,956	$27,149	$25,948	$(88,143)	$57,165
Interest expense, net	10,072	3	8,701	25,530	26,580	74,422	145,308
(Benefit) provision for income taxes	5,677	13,252	4,881	9,695	2,575	(15,257)	20,823
Unrealized loss on investments and marketable securities	—	—	—	—	—	2,858	2,858
Depreciation and amortization	26,651	16,135	20,865	24,389	22,690	3,560	114,290
Stock-based compensation	—	25	9	7	—	11,416	11,457
Transaction expenses (1)	—	—	—	—	—	9,186	9,186
Other (3)	283	72	368	152	132	(16,781)	(15,774)
Adjusted EBITDA	$58,348	$73,077	$67,780	$86,922	$77,925	$(18,739)	$345,313

Divestitures:
Net income	$—	$9,887	$—	$5,229	$—	$—	$15,116
Interest expense, net	—	—	—	23	—	—	23
Provision for income taxes	—	2,616	—	1,730	—	—	4,346
Depreciation and amortization	—	4,140	—	3,670	—	—	7,810
Stock-based compensation	—	11	—	7	—	—	18
Other (3)	—	—	—	78	—	—	78
Total Divestitures (6)	$—	$16,654	$—	$10,737	$—	$—	$27,391

Excluding Divestitures:
Net (loss) income	$15,665	$33,703	$32,956	$21,920	$25,948	$(88,143)	$42,049
Interest expense, net	10,072	3	8,701	25,507	26,580	74,422	145,285
(Benefit) provision for income taxes	5,677	10,636	4,881	7,965	2,575	(15,257)	16,477
Unrealized loss on investments and marketable securities	—	—	—	—	—	2,858	2,858
Depreciation and amortization	26,651	11,995	20,865	20,719	22,690	3,560	106,480
Stock-based compensation	—	14	9	—	—	11,416	11,439
Transaction expenses (1)	—	—	—	—	—	9,186	9,186
Other (3)	283	72	368	74	132	(16,781)	(15,852)
Total Excluding Divestitures (5)	$58,348	$56,423	$67,780	$76,185	$77,925	$(18,739)	$317,922
(1)Transaction expenses primarily represent costs related to the pending acquisition of Caesars for the three and six months ended June 30, 2020 and 2019, and costs related to the acquisitions of Elgin and Tropicana for the three and six months ended June 30, 2019.
(2)Other, for the three and six months ended June 30, 2020, is comprised of severance expense, (gain) loss on the sale or disposal of property and equipment, equity in loss of unconsolidated affiliate, and selling costs associated with the divestitures of Kansas City, Vicksburg, Shreveport, and MontBleu. For the six months ended June 30, 2020, other is also comprised of impairment charges.
(3)Other, for the three and six months ended June 30, 2019, is comprised of severance expense, (gain) loss on the sale or disposal of property and equipment, equity in loss of unconsolidated affiliate, and the gain associated with the sales of Presque and Nemacolin. For the six months ended June 30, 2019, other is also comprised of impairment charges.
(4)Figures are for Mountaineer, Cape Girardeau and Caruthersville for the three months ended June 30, 2019.

(5)Total figures for the three months ended June 30, 2019 exclude the results of operations for Mountaineer, Cape Girardeau and Caruthersville. Total figures for the six months ended June 30, 2019 exclude the results of operations for Presque for the period beginning January 1, 2019 and ending January 11, 2019, Nemacolin for the period beginning January 1, 2019 and ending March 8, 2019, and Mountaineer, Cape Girardeau and Caruthersville for the six months ended June 30, 2019. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to our reported results of operations.
(6)Figures are for Presque for the period beginning January 1, 2019 and ending January 11, 2019, Nemacolin for the period beginning January 1, 2019 and ending March 8, 2019 and Mountaineer, Cape Girardeau and Caruthersville for the six months ended June 30, 2019.
Liquidity and Capital Resources
We are a holding company and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on existing cash on hand, contracted asset sales, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been existing cash on hand, cash flow from operations, borrowings under our revolving credit facility, proceeds from the issuance of debt and equity securities and proceeds from completed asset sales.
Our cash requirements fluctuate significantly depending on our decisions with respect to business acquisitions or divestitures and strategic capital investments to maintain the quality of our properties. Beginning on May 18, 2020, we began reopening our properties and as of June 30, 2020 we have resumed operations at all of our properties, with the exception of Elgin and Trop AC which reopened on July 1 and July 2, 2020, respectively. In an effort to mitigate the impacts of COVID-19 on our business and maintain liquidity, we furloughed approximately 90% of our employees beginning on April 11, 2020. A portion of the workforce has returned to service as the properties have resumed with limited capacities and in compliance with operating restrictions in accordance with governmental orders, directives and guidelines. As a result of these payroll changes combined with other cost saving measures, our operating expenses were reduced significantly.
We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Master Lease, the VICI Leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for 2020 are expected to significantly increase as a result of the additional properties acquired in the Merger. In addition to our future capital expenditures for the normal course of business, we funded $400 million to escrow as of the closing of the Merger and will utilize those funds in accordance with a three year capital expenditure plan in the state of New Jersey. We will also be required to fund a similar escrow account with $25 million for improvements at our racing properties within the state of Indiana. During the remainder of 2020, we plan to spend an estimated $150 million to $175 million on capital expenditures. We expect to use cash on hand and cash generated from operations to meet such obligations.
In an effort to maintain liquidity and provide financial flexibility as the effects of COVID-19 continue to evolve and impact global financial markets, we borrowed $465.0 million under our revolving credit facility on March 16, 2020. We repaid $357.0 million during the second quarter and had $108.0 million outstanding as of June 30, 2020. In addition, we had $372.9 million of available borrowing capacity, after consideration of $19.1 million in outstanding letters of credit, under our Revolving Credit Facility. On July 1, 2020, we utilized proceeds from the sale of our interests in Kansas City and Vicksburg to pay down the remaining $108.0 million on the revolving credit facility.
On June 19, 2020, we completed a public offering of 20,700,000 shares (including the shares sold pursuant to the underwriters’ option) of common stock, at a public offering price of $39.00 per share, with proceeds of $772.4 million, net of fees and estimated expenses of $34.9 million.

As of June 30, 2020, our cash on hand and revolving borrowing capacity was as follows:

June 30, 2020
(in thousands)
Cash and cash equivalents	$950,483
Revolver capacity	392,000
Revolver capacity committed to letters of credit	(19,135)
Total	$1,323,348

On July 6, 2020, we issued $3.4 billion of 2025 Secured Notes, $1.8 billion of 2027 Senior Notes and $1.0 billion of CRC Secured Notes in connection with the Merger (collectively, the “Debt Financing”).
On July 20, 2020, in connection with the Merger, we consummated the sale leaseback transactions related to Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Resort Atlantic City, including the Harrah’s Atlantic City Waterfront Conference Center, for approximately $1.82 billion of net proceeds. Additionally, we received a one-time payment from VICI of approximately $1.38 billion for amendments to VICI Leases. Furthermore, we entered into the ERI Revolving Credit Facility which provides for a five-year senior secured revolving credit facility in an aggregate principal amount of $1.2 billion, including an incremental agreement which is, as discussed below, subject to regulatory approval. In addition, the borrowing capacity and obligations under CRC’s existing $1.0 billion revolving credit facility remain outstanding following the consummation of the Merger.
In connection with the consummation of the Merger, on July 20, 2020, our current and future liquidity significantly changed. A portion of the proceeds from our newly issued debt and proceeds we received from VICI, as well as cash on hand generated from our sale of common stock, were used (a) to fund a portion of the cash consideration of the Merger, (b) to prepay in full the loans outstanding and terminate all commitments under our existing Credit Agreement, dated as of April 17, 2017, (c) to satisfy and discharge our Senior Notes, (d) to repay $975 million of the outstanding amount under the existing CRC revolving credit facility, (e) to repay in full the loans outstanding and terminate all commitments under the existing CEOC, LLC Credit Agreement, dated as of October 6, 2017, (f) to pay fees and expenses related to the financing arrangements, and (g) for general corporate use. As a result of these transactions, we may incur a loss on extinguishment of debt during the third quarter of 2020, which could be significant.
Following the completion of the transactions described in conjunction with the closing of the Merger, we estimate our total liquidity to be approximately $4.3 billion, which includes approximately $2.3 billion of cash on hand, and $2.0 billion of availability on our revolving credit facilities. We expect to obtain an additional $210 million of capacity on our revolving credit facilities upon regulatory approval and generate approximately $500 million of additional proceeds from VICI with a sale of excess land and a new mortgage note during the third quarter of 2020.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. In addition to our newly issued debt, our debt obligations increased as a result of outstanding debt of Former Caesars that remained outstanding following the consummation of the Merger. Our estimated debt service (including principal and interest) is $200 million for the remainder of 2020. The convertible notes assumed in connection with the Merger are expected to be settled during 2020. The convertible notes are convertible into weighted average of the number of shares of Company Common Stock and amount of cash actually received per share by holders of common stock of Former Caesars that made elections for consideration in the Merger. We currently estimate a cash payment of approximately $1.3 billion to settle the convertible notes during 2020. We lease certain real property assets from third parties, including GLPI and VICI. We estimate our lease payments to be approximately $540 million for the remainder of 2020.
On April 24, 2020, we entered into a definitive purchase agreement with Twin River to sell Eldorado Shreveport and MontBleu for aggregate consideration of $155 million. The agreement is subject to regulatory approvals and expected to close in the first quarter of 2021. We also expect to enter into agreements to divest three properties in the state of Indiana as required by the Indiana Gaming Commission prior to December 31, 2020.
We expect that borrowings incurred under the ERI Revolving Credit Facility, the CRC revolving credit facility and Convention Center Mortgage Loan and cash generated from operations, the equity offering consummated in July 2020 and the announced asset sales, net of associated taxes, will be sufficient to fund our operations, capital requirements and service our outstanding indebtedness for the next twelve months. However, the COVID-19 public health emergency has had, and is expected to continue to have, an adverse effect on our business, financial condition and results of operations and has caused, and may continue to cause, disruption in the financial markets. While we have undertaken efforts to mitigate the impacts of COVID-19 on our business and maintain liquidity, the extent of the ongoing and future effects of the COVID-19 public health emergency on our business, results of operations and financial condition is uncertain and may adversely impact our liquidity in the future. Our ability to access additional capital may be adversely affected by the disruption in the financial markets caused by the COVID-19 public health emergency, restrictions on incurring additional indebtedness contained in the agreements governing our indebtedness and the impact of the public health emergency on our business, results of operations and financial condition.
Operating Cash Flows. For the six months ended June 30, 2020, cash flows used by operating activities totaled $80.5 million compared to $127.9 million provided for the same prior year period. Our operating cash flows generally follow trends in operating income, excluding non-cash charges. Changes in the balance sheet accounts and the timing of significant payments, including interest, rent and tax payments will impact our operating cash flows. The decrease in operating cash flows compared to the same prior year period was primarily due to cash used to continue to pay operating expenses, including rent and interest payments, during the temporary closure of our properties as a result of the COVID-19 public health emergency from mid-March to mid-May 2020.
Investing Cash Flow and Capital Expenditures. Net cash flows used in investing activities totaled $41.4 million for the six months ended June 30, 2020 compared to $75.5 million provided by investing activities in the same prior year period. Our investing cash flows generally fluctuate depending upon the timing of strategic and maintenance capital expenditures in addition to business acquisitions or dispositions. Net cash used in investing activities for the six months ended June 30, 2020 was primarily due to $41.0 million cash used for capital expenditures for various property enhancement and maintenance projects along with equipment purchases. Net cash flows provided by investing activities for the six months ended June 30, 2019 was primarily due to $178.9 million in net proceeds from the sales of Presque Isle Downs and Nemacolin offset by cash used totaling $97.1 million for capital expenditures.
Financing Cash Flow. Net cash provided by financing activities for the six months ended June 30, 2020 totaled $862.7 million compared to $253.2 million used in financing activities for the same prior year period. The cash provided by financing activities for the six months ended June 30, 2020 was principally due to $772.4 million of proceeds from issuance of common stock and $465.0 million of borrowings under the Revolving Credit Facility offset by $357.0 million and $10.0 million of payments under the Revolving Credit Facility and Term Loan, respectively. The cash used in financing activities for the six months ended June 30, 2019 was principally due to net payments under the Revolving Credit Facility partially funded by the proceeds from the sales of Presque and Nemacolin.
Debt and Master Lease Covenant Compliance
Due to the ongoing effects of the COVID-19 public health emergency, our ability to maintain compliance with the financial covenants under our Credit Facility was negatively impacted. On June 15, 2020, we entered into an amendment to the Credit Facility which provided relief for the financial covenant requirement under the existing Credit Facility agreement through September 30, 2021. During the covenant relief period we were required to maintain a minimum liquidity level, including unrestricted cash and unused commitments under the Revolving Credit Facility of $200.0 million.
Additionally, our GLPI Master Lease contains certain operating, capital expenditure and financial covenants thereunder, and our ability to maintain compliance with these covenants was also negatively impacted. On June 15, 2020, we entered into an amendment to the GLPI Master Lease which, among other things, provides certain relief under these covenants in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. Subsequent to June 30, 2020, the amendment to the GLPI Master Lease became effective as the Company obtained all necessary approvals and the applicable waiting period expired.
As of June 30, 2020, we were in compliance with all of the applicable financial covenants under the 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026, and the Lumière Loan.
Share Repurchase Program
On November 8, 2018, we issued a press release announcing that its Board of Directors has authorized a $150 million common stock repurchase program (the “Share Repurchase Program”) pursuant to which we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the Share Repurchase Program.
As of June 30, 2020, we acquired 223,823 shares of common stock under the program at an aggregate value of $9.1 million and an average of $40.80 per share. No shares were repurchased during the six months ended June 30, 2020 and 2019.

Debt Obligations and GLPI Master Lease
Term Loan and Revolving Credit Facility
As of June 30, 2020, we were party to a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (as amended, the “Credit Facility”), consisting of a $1.5 billion term loan facility (the “Term Loan Facility” or “Term Loan”) and a $500.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Facility provided that our obligations under the Revolving Credit Facility would mature on October 1, 2023 and our obligations under the Term Loan Facility would mature on April 17, 2024.
As of June 30, 2020, we had $488.8 million outstanding on the Term Loan and $108.0 million outstanding under the Revolving Credit Facility. During the six months ended June 30, 2020, we elected to draw down $465.0 million of availability under the Revolving Credit Facility as a precautionary measure to enhance our liquidity and provide financial flexibility as the effects of COVID-19 continue to evolve and impact global financial markets and we repaid $357.0 million of the outstanding balance. We had $372.9 million of available borrowing capacity, after consideration of $19.1 million in outstanding letters of credit under our Revolving Credit Facility, as of June 30, 2020.
The interest rate per annum applicable to loans under the Revolving Credit Facility are, at our option, either LIBOR plus a margin ranging from 1.75% to 2.50% or a base rate plus a margin from 0.75% to 1.50%, the margin is based on our total leverage ratio. The interest rate per annum applicable to the loans under the Term Loan Facility is, at our option, either LIBOR plus 2.25% or a base rate plus 1.25%; provided, however, that in no event will LIBOR be less than zero or the base rate be less than 1.00%. Additionally, we pay a commitment fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. As of June 30, 2020, the weighted average interest rates on the Term Loan and Revolving Credit Facility were 3.25% and 3.13%, respectively.
On July 20, 2020, in connection with the Merger, all amounts outstanding under the Credit Facility, including accrued interest and fees, were paid in full, the commitment to extend credit under the Credit Facility were terminated and all guarantees and security interests in respect of the Credit Facility were released.
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
In connection with the Merger, $210 million aggregate principal amount of the 6% Senior Notes due 2026 was redeemed on July 25, 2020 at a redemption price of 106% of such aggregate principal amount, and the remaining and outstanding principal amount of the 6% Senior Notes due 2026 was redeemed on July 26, 2020 at a redemption price of 100% of the aggregate principal amount thereof plus the Applicable Premium as defined in the 2026 Indenture.
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
In connection with the Merger, the 6% Senior Notes due 2025 were redeemed on July 25, 2020 at a redemption price of 104.5% of the aggregate principal amount.
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
In connection with the Merger, the 7% Senior Notes due 2023 were redeemed on July 25, 2020 at a redemption price of 103.5% of the aggregate principal amount.
Lumière Loan
We borrowed $246.0 million from GLPI to fund the purchase price of the real estate underlying Lumière. The Lumière Loan bears interest at a rate equal to (i) 9.09% until October 1, 2019 and (ii) 9.27% until October 1, 2020, and matures on October 1, 2020. The Lumière Loan was secured by a first priority mortgage on the Lumière real property that was released pursuant to its terms on October 1, 2019. On June 24,2020, we received approval from Missouri Gaming Commission to sell Lumière to GLPI and leaseback the property under a long term financing obligation. The loan is scheduled to mature during 2020; however, we have classified the loan balance as long-term debt as of June 30, 2020 as the Lumière real estate will be refinanced under a long-term lease, or financing obligation, during the third quarter of 2020.
GLPI Master Lease
Our GLPI Master Lease is accounted for as a financing obligation and totaled $975.8 million as of June 30, 2020. Additionally, our GLPI Master Lease contains certain operating, capital expenditure and financial covenants thereunder, and our ability to maintain compliance with these covenants was also negatively impacted. On June 15, 2020, we entered into an amendment to the GLPI Master Lease which, among other things, provides certain relief under these covenants in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. Subsequent to June 30, 2020, the amendment to the GLPI Master Lease became effective as we obtained all necessary approvals and the applicable waiting period expired. See Note 10 to our Consolidated Financial Statements for additional information about our GLPI Master Lease and related matters.
Contractual Obligations
There have been no material changes during the six months ended June 30, 2020 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Summarized Information of Guarantors
Certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed on a joint and several basis, the payment of all obligations under our 7% Senior Notes due 2023, 6% Senior Notes due 2025, 6% Senior Notes due 2026 and Credit Facility. There were no changes in our wholly-owned subsidiaries serving as guarantors, on a joint and several basis during the six months ended June 30, 2020. Our debt obligations as of June 30, 2020 are considered to be obligations of Eldorado Resorts, Inc., prior to the consummation of the Merger and our subsequent name change.

The consolidating condensed balance sheet as of June 30, 2020 is as follows:

	Obligor Group	Non-Obligors	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$1,512,907	$21,830	$—	$1,534,737
Intercompany (payables) receivables	(7,831)	7,831	—	—
Other non-current assets	4,609,918	3,792	—	4,613,710
Current liabilities	461,638	14,364	—	476,002
Non-current liabilities	4,057,595	(1,599)	—	4,055,996
The consolidating condensed balance sheet as of December 31, 2019 is as follows:

	Obligor Group	Non-Obligors	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Current assets	$582,918	$21,725	$—	$604,643
Intercompany receivables (payables)	1,790	(1,790)	—	—
Other non-current assets	8,876,547	13,768	(3,854,405)	5,035,910
Current liabilities	673,403	15,043	—	688,446
Non-current liabilities	3,836,939	(2,089)	—	3,834,850
The consolidating condensed statement of operations for the three months ended June 30, 2020 is as follows:

	Obligor Group	Non-Obligors	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net revenues	$125,514	$956	$—	$126,470
Operating (loss) income	(79,253)	926	—	(78,327)
Interest expense, net	(68,280)	144	—	(68,136)
Net (loss) income	(100,845)	849	—	(99,996)
The consolidating condensed statement of operations for the three months ended June 30, 2019 is as follows:

	Obligor Group	Non-Obligors	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net revenues	$635,597	$1,524	$—	$637,121
Operating (loss) income	101,623	927	—	102,550
Interest expense, net	(71,310)	(488)	—	(71,798)
Net (loss) income	78,757	198	(60,019)	18,936
The consolidating condensed statement of operations for the six months ended June 30, 2020 is as follows:

	Obligor Group	Non-Obligors	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net revenues	$597,373	$2,166	$—	$599,539
Operating (loss) income	(204,125)	2,618	—	(201,507)
Interest expense, net	(134,954)	354	—	(134,600)
Net (loss) income	(278,167)	2,533	—	(275,634)

The consolidating condensed statement of operations for the six months ended June 30, 2019 is as follows:

	Obligor Group	Non-Obligors	Consolidating and Eliminating Entries	Eldorado Resorts, Inc. Consolidated
	(in thousands)
Net revenues	$1,264,937	$8,007	$—	$1,272,944
Operating income	223,656	2,498	—	226,154
Interest expense, net	(144,575)	(733)	—	(145,308)
Net income (loss)	188,242	1,196	(132,273)	57,165
Other Liquidity Matters
We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in “Part II, Item 1. Legal Proceedings” and Note 14 to our unaudited consolidated financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included in our Annual Report on Form 10-K for the year ended December 31, 2019 and “Part II, Item IA. Risk Factors” which is included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
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
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from long-term variable-rate debt arrangements. As of June 30, 2020, interest on borrowings under our Credit Facility was subject to fluctuation based on changes in short-term interest rates.
As of June 30, 2020, our long-term variable-rate borrowings totaled $488.8 million under the Term Loan and $108.0 million was outstanding under the Revolving Credit Facility. Long-term variable-rate borrowings under the Term Loan and the Revolving Credit Facility represented approximately 22% of our long-term debt as of June 30, 2020. During the six months ended June 30, 2020, the weighted average interest rates on our variable and fixed rate debt were 3.23% and 6.56%, respectively.
LIBOR is expected to be discontinued after 2021. The interest rate per annum applicable to loans under our credit facilities is, at our option, either LIBOR plus a margin or a base rate plus a margin. We intend to continue monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
We evaluate our exposure to market risk by monitoring interest rates in the marketplace and have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the six months ended June 30, 2020.
ITEM 4. CONTROLS AND PROCEDURES.
(a)Evaluation of Disclosure Controls and Procedures

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
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b)Changes in Internal Controls
There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Cautionary Statement Regarding Forward-Looking Information
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward-looking statements. Specifically, forward-looking statements may include, among others, statements concerning:
•the impact of COVID-19 on our business and financial condition;
•projections of future results of operations or financial condition;
•our ability to consummate the disposition of MontBleu, Eldorado Shreveport and certain of our other properties, including required divestitures of certain properties located in Indiana;
•expectations regarding our business and results of operations of our existing casino properties and prospects for future development;
•expectations regarding trends that will affect our market and the gaming industry generally and the impact of those trends on our business and results of operations;
•our ability to comply with the covenants in the agreements governing our outstanding indebtedness and leases;
•our ability to meet our projected debt service obligations, operating expenses, and maintenance capital expenditures;
•expectations regarding availability of capital resources;
•our intention to pursue development opportunities, including the development of a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the Pompano casino and racetrack, and additional acquisitions and divestitures;
•our ability to realize the anticipated benefits of the acquisition of Caesars and future development and acquisition opportunities; and
•the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects and operation of online sportsbook, poker and gaming
Any forward-looking statements are based upon underlying assumptions, including any assumptions mentioned with the specific statements, as of the date such statements were made. Such assumptions are in turn based upon internal estimates and analyses of market conditions and trends, management plans and strategies, economic conditions and other factors. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, and are subject to change. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend upon future circumstances that may not occur. Actual results may differ materially from any future results, performance or achievements expressed or implied by such statements. Forward-looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject include, but are not limited to, the following:
•the extent and duration of the impact of the global COVID-19 public health emergency on the Company’s business, financial results and liquidity;
•the duration of closure of our properties, which we cannot predict at this time;
•the impact and cost of new operating procedures expected to be implemented upon re-opening of the Company’s casinos;
•the impact of actions we have undertaken to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 public health emergency, which could negatively impact guest loyalty and our ability to attract and retain our employees;
•the impact of the COVID-19 public health emergency and resulting unemployment and changes in general economic conditions on discretionary consumer spending and customer demand;
•our substantial indebtedness and significant financial commitments, including our obligations under our lease arrangements, could adversely affect our results of operations and our ability to service such obligations, react to changes in our markets and pursue development and acquisition opportunities;
•restrictions and limitations in agreements governing our debt and leased properties could significantly affect our ability to operate our business and our liquidity;
•risks relating to payment of a significant portion of our cash flow as debt service and rent under the GLPI Master Lease;
•financial, operational, regulatory or other potential challenges that may arise as a result of leasing of a number of our properties;
•our facilities operate in very competitive environments and we face increasing competition including through legalization of online betting and gaming;
•uncertainty regarding legalization of betting and online gaming in the jurisdictions in which we operate and conditions applicable to obtaining the licenses required to enable our betting and online gaming partners to conduct betting and gaming activities;
•the ability to identify suitable acquisition opportunities and realize growth and cost synergies from any future acquisitions;
•future maintenance, development or expansion projects will be subject to significant development and construction risks;
•our gaming operations are highly regulated by governmental authorities and the cost of complying or the impact of failing to comply with such regulations;
•changes in gaming taxes and fees in jurisdictions in which we operate;
•risks relating to pending claims or future claims that may be brought against us;
•changes in interest rates and capital and credit markets;
•our ability to comply with certain covenants in our debt documents and lease arrangements;
•the effect of disruptions to our information technology and other systems and infrastructure;
•our ability to attract and retain customers;
•weather or road conditions limiting access to our properties;
•the effect of war, terrorist activity, acts of violence, natural disasters, public health emergencies and other catastrophic events;

•the intense competition to attract and retain management and key employees in the gaming industry; and
•other factors described in Part II, Item 1A. “Risk Factors” contained herein and our reports on Form 10-K, Form 10-Q and Form 8-K filed with the Securities and Exchange Commission.
In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. These forward-looking statements speak only as of the date on which this statement is made, even if subsequently made available on our website or otherwise, and we do not intend to update publicly any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.
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
ITEM 1A. RISK FACTORS
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to those risk factors during the six months ended June 30, 2020, except for the following additional risk factors related to the impact of COVID-19 and the Merger.
The outbreak of COVID-19 has impacted our operations and caused an economic downturn, widespread unemployment and an adverse impact on consumer sentiment. Such negative impacts could continue for an extended period of time and may worsen.
On March 13, 2020, in response to the coronavirus public health emergency the U.S. government declared a national state of emergency. In an effort to help control the spread of COVID-19, public health officials imposed or recommended various measures, including social distancing, quarantine and stay-at- home or shelter-in-place directives, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, and cancellation of events, including sporting events, concerts, conferences and meetings. As a result of orders issued by governmental authorities in the states in which our properties, all of our properties were closed beginning on March 18, 2020. While our properties have reopened, our operations, financial results and cash flows have been affected by social distancing measures, including reduced gaming operations arising from the reconfiguration of our gaming floor, limitations on the number of customers present in our facilities, implementation of additional health and safety measures, restrictions on hotel, food and beverage outlets and limits on concerts, conventions or special events that would otherwise attract customers to our properties. We expect that our operations will continue to be impacted by such restrictions for the foreseeable future. In addition, our operations, financial results and cash flows would be further adversely affected by the implementation or extension of new or existing restrictions, including reinstatement of shelter-in-place requirements or additional restrictions on travel and business operations. The implementation of stay-at-home or additional social distancing and mitigation measures in response to COVID-19 or other public health emergencies could cause future closures of all or a portion of our properties, which would adversely affect operations, financial results and cash flows.
COVID-19 has materially adversely affected the economy and financial markets of the United States and the world and has resulted in widespread unemployment in the United States. Consumer demand for casino hotel and racetrack properties such as ours is particularly sensitive to downturns in the economy, unemployment and the associated impact on discretionary spending on leisure activities which bring demand for casino hotel properties such as ours. Reduced customer demand could result in lower occupancy rates, reduced visitation and additional disruptions in our casino business. The extent of changes in customer demand resulting from the economic downturn, widespread unemployment, reduced consumer confidence and consumer fears on our properties cannot reasonably be determined, but the impact of such factors may be significant and protracted.
As a result of the foregoing, we cannot predict the ultimate scope, duration and impact of the COVID-19 public health emergency, but we expect that it will continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) and stock price for an extended period of time. The impact of the COVID-19 public health emergency may also have the effect of exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

We have undertaken aggressive actions to reduce costs and improve efficiencies to mitigate losses as a result of the COVID-19 public health emergency, which could negatively impact guest loyalty and our ability to attract and retain employees.
As a result of the closure of all of our properties and the continued uncertainty regarding the duration and severity of this public health emergency, we have taken steps to reduce operating costs and improve efficiencies, including furloughing approximately 90% our employees while our casinos were closed. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty or our ability to attract and retain employees, and our reputation may suffer as a result. While a significant number of our employees returned to work once our casinos reopened, our operations continue to be affected by COVID-19 and our full work force has not returned. If our furloughed employees do not return to work with us when the COVID-19 public health emergency subsides, including because they find new employment during the furlough, we may experience operational challenges that may impact our ability to resume operations in full. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements, for additional health and safety measures, compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit	Method of Filing

10.1
Second Amendment to Amended and Restated Commitment Letter, dated as of June 15, 2020, by and among Eldorado Resorts, Inc., JPMorgan Chase Bank, N.A., Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC, Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc., Bank of America, N.A., BofA Securities, Inc., Deutsche Bank Securities Inc., Deutsche Bank AG, New York Branch, Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Bank USA, Trust Bank, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, KeyBank National Association, KeyBanc Capital Markets Inc., Fifth Third Bank and Citizens Bank, National Association.
Previously filed on Form 8-K filed on June 15, 2020.

10.2
Additional Revolving Commitment Side Letter, dated as of June 15, 2020, by and among Eldorado Resorts, Inc., JPMorgan Chase Bank, N.A., Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC, Deutsche Bank AG, New York Branch, Bank of America, N.A., Citizens Bank, National Association and Goldman Sachs Lending Partners LLC.
Previously filed on Form 8-K filed on June 15, 2020.

10.3
Amendment No. 4, dated as of June 15, 2020, by and among Eldorado Resorts, Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase N.A., as administrative agent in connection with the Credit Agreement dated as of April 17, 2017.
Previously filed on Form 8-K filed on June 15, 2020.

10.4	Amended and Restated Master Lease, dated as of June 15, 2020, by and between Tropicana Entertainment, Inc. and GLP Capital L.P.	Previously filed on Form 8-K filed on June 15, 2020.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

Date: August 6, 2020	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)