Form 10-Q
period 2020-09-30
Caesars Entertainment, Inc.
filed 2020-11-09
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File No. 001-36629
CAESARS ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-3657681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 West Liberty Street, 12th Floor, Reno, Nevada 89501
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of October 30, 2020 was 208,277,138.

CAESARS ENTERTAINMENT, INC.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2020

PART I-FINANCIAL INFORMATION
Item 1.  Financial Statements

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(Dollars in millions)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($8 and $0 attributable to our VIEs)	$1,037	$206
Restricted cash and investments	2,259	4
Accounts receivable, net	385	54
Due from affiliates	37	4
Inventories	49	18
Prepayments and other current assets ($5 and $0 attributable to our VIEs)	265	66
Assets held for sale	2,266	253
Total current assets	6,298	605
Investment in and advances to unconsolidated affiliates	170	136
Property and equipment, net ($84 and $0 attributable to our VIEs)	14,630	2,615
Gaming licenses and other intangibles, net	4,466	1,111
Goodwill	9,450	910
Other assets, net ($25 and $0 attributable to our VIEs)	1,224	264
Deferred income taxes	1	—
Total assets	$36,239	$5,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$67	$246
Accounts payable ($98 and $0 attributable to our VIEs)	274	62
Accrued interest	241	36
Accrued other liabilities ($2 and $0 attributable to our VIEs)	1,371	307
Liabilities related to assets held for sale	517	37
Total current liabilities	2,470	688
Long-term financing obligation	12,547	971
Long-term debt, less current portion	15,203	2,325
Deferred income taxes	1,081	197
Other long-term liabilities ($19 and $0 attributable to our VIEs)	1,549	343
Total liabilities	32,850	4,524
Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY:
Caesars stockholders’ equity	3,370	1,117
Noncontrolling interests	19	—
Total stockholders’ equity	3,389	1,117
Total liabilities and stockholders’ equity	$36,239	$5,641
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
REVENUES:
Casino and pari-mutuel commissions	$919	$458	$1,360	$1,386
Food and beverage	125	78	188	229
Hotel	200	94	257	237
Other	133	33	172	84
Net revenues	1,377	663	1,977	1,936
EXPENSES:
Casino and pari-mutuel commissions	461	229	685	693
Food and beverage	91	60	153	180
Hotel	63	27	91	76
Other	52	12	62	34
General and administrative	330	130	495	381
Corporate	90	13	120	51
Impairment charges	—	—	161	1
Depreciation and amortization	223	53	322	167
Transaction costs and other operating costs	219	14	242	2
Total operating expenses	1,529	538	2,331	1,585
Operating (loss) income	(152)	125	(354)	351
OTHER EXPENSE:
Interest expense, net	(473)	(72)	(608)	(217)
Loss on extinguishment of debt	(173)	(1)	(173)	(1)
Other (loss) income	9	3	(1)	—
Total other expense	(637)	(70)	(782)	(218)
(Loss) income from continuing operations before income taxes	(789)	55	(1,136)	133
Provision for income taxes	(135)	(18)	(64)	(39)
Net (loss) income from continuing operations, net of income taxes	(924)	37	(1,200)	94
Discontinued operations, net of income taxes	(1)	—	(1)	—
Net (loss) income	(925)	37	(1,201)	94
Net income attributable to noncontrolling interests	(1)	—	(1)	—
Net (loss) income attributable to Caesars	$(926)	$37	$(1,202)	$94
Net (loss) income per share - basic and diluted:
Basic (loss) income per share from continuing operations	$(6.09)	$0.48	$(11.55)	$1.21
Basic loss per share from discontinued operations	—	—	(0.01)	—
Basic (loss) income per share	$(6.09)	$0.48	$(11.56)	$1.21
Diluted (loss) income per share from continuing operations	$(6.09)	$0.47	$(11.55)	$1.20
Diluted loss per share from discontinued operations	—	—	(0.01)	—
Diluted (loss) income per share	$(6.09)	$0.47	$(11.56)	$1.20
Weighted average basic shares outstanding	152	78	104	78
Weighted average diluted shares outstanding	152	79	104	79
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net (loss) income	$(925)	$37	$(1,201)	$94
Foreign currency translation adjustments	1	—	1	—
Change in fair market value of interest rate swaps, net of tax	14	—	14	—
Other comprehensive income, net of tax	15	—	15	—
Comprehensive (loss) income	(910)	37	(1,186)	94
Comprehensive income attributable to noncontrolling interests	(1)	—	(1)	—
Comprehensive (loss) income attributable to Caesars	$(911)	$37	$(1,187)	$94
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Caesars Stockholders’ Equity
	Common Stock					Treasury Stock
(In millions)	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Amount	Non controlling Interests	Total Stockholders’ Equity
Balance, December 31, 2019	78	$—	$760	$366	$—	$(9)	$—	$1,117
Issuance of restricted stock units	—	—	6	—	—	—	—	6
Net loss	—	—	—	(176)	—	—	—	(176)
Shares withheld related to net share settlement of stock awards	—	—	(7)	—	—	—	—	(7)
Balance, March 31, 2020	78	—	759	190	—	(9)	—	940
Issuance of restricted stock units	—	—	4	—	—	—	—	4
Issuance of common stock, net	21	—	772	—	—	—	—	772
Net loss	—	—	—	(100)	—	—	—	(100)
Balance, June 30, 2020	99	—	1,535	90	—	(9)	—	1,616
Issuance of restricted stock units	1	—	37	—	—	—	—	37
Issuance of common stock, net	7	—	235	—	—	—	—	235
Net (loss) income	—	—	—	(926)	—	—	1	(925)
Shares issued to Former Caesars shareholders	62	—	2,381	—	—	—	—	2,381
Former Caesars replacement awards	—	—	24	—	—	—	—	24
Other comprehensive income, net of tax	—	—	—	—	15	—	—	15
Shares withheld related to net share settlement of stock awards	—	—	1	—	—	—	—	1
Acquired noncontrolling interests	—	—	(18)	—	—	—	18	—
Other	—	—	5	—	—	—	—	5
Balance, September 30, 2020	169	$—	$4,200	$(836)	$15	$(9)	$19	$3,389

	Caesars Stockholders’ Equity
	Common Stock					Treasury Stock
(In millions)	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Amount	Non controlling Interests	Total Stockholders’ Equity
Balance, December 31, 2018	77	$—	$748	$290	$—	$(9)	$—	$1,029
Cumulative change in accounting principle, net of tax	—	—	—	(5)	—	—	—	(5)
Issuance of restricted stock units	—	—	5	—	—	—	—	5
Net income	—	—	—	38	—	—	—	38
Shares withheld related to net share settlement of stock awards	—	—	(4)	—	—	—	—	(4)
Balance, March 31, 2019	77	—	749	323	—	(9)	—	1,063
Issuance of restricted stock units	—	—	6	—	—	—	—	6
Net income	—	—	—	19	—	—	—	19
Shares withheld related to net share settlement of stock awards	—	—	(3)	—	—	—	—	(3)
Balance, June 30, 2019	77	—	752	342	—	(9)	—	1,085
Issuance of restricted stock units	—	—	4	—	—	—	—	4
Net income	—	—	—	37	—	—	—	37
Balance, September 30, 2019	77	$—	$756	$379	$—	$(9)	$—	$1,126
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019
Net cash (used in) provided by operating activities	$(220)	$260

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(94)	(135)
Former Caesars acquisition, net of cash acquired	(6,374)	—
Acquisition of gaming rights	(20)	—
Sale of restricted investments	—	5
Proceeds from sale of businesses, property and equipment, net of cash sold	231	169
Investment in unconsolidated affiliates	(1)	(1)
Net cash (used in) provided by investing activities	(6,258)	38

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	9,765	—
Repayments of long-term debt and revolving credit facilities	(2,826)	(315)
Proceeds from sale-leaseback financing arrangement	3,219	—
Financing obligation payments	(49)	—
Debt issuance and extinguishment costs	(356)	(1)
Proceeds from issuance of common stock	772	—
Cash paid to settle convertible notes	(574)	—
Taxes paid related to net share settlement of equity awards	(8)	(7)
Net cash (used in) provided by financing activities	9,943	(323)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	23	—
Cash flows from investing activities	(4)	—
Net cash from discontinued operations	19	—
Increase (decrease) in cash, cash equivalents and restricted cash	3,484	(25)
Cash, cash equivalents and restricted cash, beginning of period	217	247
Cash, cash equivalents and restricted cash, end of period	$3,701	$222

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$1,037	$209
Restricted cash	2,251	6
Restricted and escrow cash included in other assets, net	413	7
Total cash, cash equivalents and restricted cash	$3,701	$222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$373	$214
Income taxes paid, net	19	43
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	(44)	11
Exchange for sale-leaseback financing obligation	246	—
Shares issued to settle convertible notes	235	—
Shares issued to Former Caesars shareholders	2,381	—
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Basis of Presentation
Organization
The accompanying consolidated financial statements include the accounts of Caesars Entertainment, Inc., a Delaware corporation formerly known as Eldorado Resorts, Inc. (“ERI” or “Eldorado”), and its consolidated subsidiaries which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us” within these financial statements.
The Company is a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. The Company partnered with MGM Resorts International to build Silver Legacy Resort Casino in Reno, Nevada in 1993 and, beginning in 2005, grew through a series of acquisitions, including the acquisition of Eldorado Shreveport in 2005, MTR Gaming Group, Inc. in 2014, Circus Circus Reno and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International in 2015, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Grand Victoria Casino (“Elgin”) and Tropicana Entertainment, Inc. (“Tropicana”) in 2018.
On July 20, 2020, the Company completed the merger with Caesars Entertainment Corporation (“Former Caesars”) pursuant to which Former Caesars became a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company currently owns, leases or manages an aggregate of 56 domestic properties in 16 states with approximately 67,200 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 3,500 table games and approximately 48,800 hotel rooms as of September 30, 2020. We also have international operations in five countries outside of the U.S. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Upon completion of our previously announced sales, or expected sales, of certain gaming properties, we expect to continue to own, lease or manage 51 properties. See Note 15. The Company’s primary source of revenue is generated by gaming operations, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to its properties.
In connection with the Merger, Caesars Entertainment Corporation changed its name to “Caesars Holdings, Inc.” and Eldorado Resorts, Inc. converted into a Delaware corporation and changed its name to “Caesars Entertainment, Inc.” In addition, effective as of July 21, 2020 the Company’s ticker symbol on the NASDAQ Stock Market changed from “ERI” to “CZR”. In connection with the Merger, the Company also entered into a Master Transaction Agreement (the “MTA”) with VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to which, among other things, the Company agreed to consummate certain sale and leaseback transactions and amend certain lease agreements with VICI and/or its affiliates, with respect to certain property described in the MTA. See Note 2 for further discussion of the Merger and related transactions.
On January 11, 2019 and March 8, 2019, respectively, the Company completed its sales of Presque Isle Downs & Casino (“Presque”) and Lady Luck Casino Nemacolin (“Nemacolin”), which are both located in Pennsylvania. On December 6, 2019, the Company completed its sales of Mountaineer Casino, Racetrack and Resort (“Mountaineer”), Isle Casino Cape Girardeau (“Cape Girardeau”) and Lady Luck Casino Caruthersville (“Caruthersville”). Mountaineer is located in West Virginia and Cape Girardeau and Caruthersville are located in Missouri. On July 1, 2020, the Company completed the sales of Isle of Capri Casino Kansas City (“Kansas City”) and Lady Luck Casino Vicksburg (“Vicksburg”). Kansas City is located in Missouri and Vicksburg is located in Mississippi. On September 30, 2020, the Company completed the sale of Harrah’s Reno which is located in Nevada. See Note 4.
On April 24, 2020, the Company entered into a definitive purchase agreement with Twin River Worldwide Holdings, Inc. (“Twin River”) and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Resort Casino Shreveport (“Eldorado Shreveport”) and MontBleu Casino Resort & Spa (“MontBleu”), for aggregate consideration of $155 million, subject to a working capital adjustment. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. Eldorado Shreveport and MontBleu are expected to close in the first quarter of 2021.
In connection with its review of the Merger, the Indiana Gaming Commission determined on July 16, 2020 that the Company is required to divest three properties within the state of Indiana in order to avoid undue economic concentrations as conditions to the Indiana Gaming Commission’s approval of the Merger.

On October 27, 2020, the Company entered into an agreement to sell Tropicana Evansville (“Evansville”) to GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) and Twin River for $480 million in cash, subject to a customary working capital adjustment. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in mid-2021. In addition, the Company plans to enter into agreements to divest of Caesars Southern Indiana and Horseshoe Hammond prior to December 31, 2020.
Also on October 27, 2020, the Company’s subsidiaries, Isle of Capri Bettendorf, L.C. and IOC Black Hawk County, Inc (collectively, the “Exchanging Subsidiaries”) entered into an Exchange Agreement with GLPI pursuant to which the Exchanging Subsidiaries agreed to transfer the real estate relating to the Isle Casino & Hotels located in Bettendorf, Iowa and Waterloo, Iowa to GLPI in exchange for the real estate relating to Evansville. Following such exchange, the real estate relating to the Isle Casino & Hotels located in Bettendorf, Iowa and Waterloo, Iowa will be subject to the master lease with GLPI that we entered into in connection with the acquisition of Tropicana (the “GLPI Master Lease”).
On September 3, 2020, the Company and VICI entered into an agreement to sell Harrah’s Louisiana Downs Casino, Racing & Entertainment (“Harrah’s Louisiana Downs”) with Rubico Acquisition Corp. for $22 million, subject to a customary working capital adjustment, where the proceeds will be split between the Company and VICI. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the first half of 2021.
Former Caesars properties, including Harrah’s Louisiana Downs, Caesars Southern Indiana, Horseshoe Hammond, Harrah’s Reno, Caesars UK group, including Emerald Resort & Casino, and Bally’s Atlantic City, have met, or are expected to meet within a short period of time, held for sale criteria as of the date of the closing of the Merger. The sales of these properties have or are expected to close within one year from the date of the closing of the Merger and the properties are classified as discontinued operations.
Proposed Acquisition of William Hill
The Company has entered into agreements, which became effective January 29, 2019, with William Hill plc and William Hill U.S. Holdco, Inc. (“William Hill US”), its U.S. subsidiary (together, “William Hill”) which granted to William Hill the right to conduct betting activities, including operating certain of our sportsbooks, in retail channels under certain skins for online channels with respect to the Company’s current and future properties, and conduct certain real money online gaming activities. The Company received a 20% ownership interest in William Hill US as well as 13.4 million ordinary shares of William Hill plc, which carry certain time restrictions on when they can be sold. See Note 6 related to the investments in William Hill. Additionally, the Company receives a profit share from the operations of sports betting and other gaming activities associated with the Company’s properties.
On September 30, 2020, the Company announced that it had reached an agreement with William Hill plc on the terms of a recommended cash acquisition pursuant to which the Company would acquire the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill plc, in an all-cash transaction of approximately £2.9 billion, or $3.7 billion. The transaction is conditioned on, among other things, the approval of William Hill plc shareholders and receipt of required regulatory approvals. To provide liquidity to fund the cash purchase price for the proposed acquisition, the Company entered into various financing transactions. On September 25, 2020, the Company borrowed $900 million under the CEI Revolving Credit Facility (defined below), which was repaid subsequent to September 30, 2020. See Note 10. On September 28, 2020, the Company deposited $2.1 billion, which included the borrowings under the CEI Revolving Credit Facility, into an escrow account related to the William Hill offer. As of September 30, 2020, these funds in escrow were classified as restricted cash until certain regulatory approvals were received. In addition, on October 1, 2020, the Company raised an additional $1.9 billion through a public offering of Company Common Stock. See Note 5.
In order to manage the risk of appreciation of the GBP denominated purchase price the Company has entered into foreign exchange forward contracts. See Note 11.
In connection with the proposed acquisition of William Hill plc, on September 29, 2020, the Company entered into a debt financing commitment letter pursuant to which the lenders party thereto have committed to arrange and provide a newly formed subsidiary of the Company with (a) a £1.0 billion senior secured 540-day bridge loan facility, (b) a £116 million senior secured 540-day revolving credit facility and (c) a £503 million senior secured 60-day bridge loan facility (collectively, the “Debt Financing”). The proceeds of the Debt Financing will be used (i) to pay a portion of the cash consideration for the proposed acquisition, (ii) to refinance certain of William Hill plc's and its subsidiaries' existing debt, (iii) to pay fees and expenses related to the acquisition and related transactions and (iv) for working capital and general corporate purposes.
Pending negotiation of the loan agreement for the Debt Financing, on October 6, 2020, a newly formed subsidiary of the Company entered into a £1.5 billion Interim Facilities Agreement with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A. to provide: (a) a 90-day £1.0 billion interim asset sale bridge facility and (b) a 90-day £503 million interim cash confirmation bridge facility, which Interim Facilities Agreement will be terminated upon the execution of the loan agreement for the Debt Financing. Upon receipt of regulatory approvals, the restriction on the $2.1 billion funded as of September 30, 2020, was released and the Company transferred $1.4 billion of cash into the Company’s operating accounts and the outstanding balance of the CEI Revolving Credit Facility was repaid in full. Approximately $598 million of cash remains in an unrestricted account.
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the current period presentation. Marketing and promotions expense previously disclosed for the three and nine months ended September 30, 2019 has been reclassified to Casino and pari-mutuel commissions expense and General and administrative expense based on the nature of the expense.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, all of which are normal and recurring, considered necessary for a fair presentation. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or any future period.
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Merger, our principal operating activities occurred in five geographic regions and reportable segments: West, Midwest, South, East and Central. Following the Merger, the Company’s principal operating activities occur in three regionally-focused reportable segments. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars: (1) Las Vegas, (2) Regional, and (3) Managed, International, CIE, in addition to Corporate and Other. See Note 15 for a listing of properties included in each segment.
The presentation of financial information herein for the period after the Company’s acquisition of Former Caesars on July 20, 2020 is not fully comparable to the periods prior to the acquisition. In addition, the presentation of financial information herein for the periods after the Company’s sales of Presque and Nemacolin on January 11, 2019 and March 8, 2019, respectively, the Company’s sales of Mountaineer, Cape Girardeau and Caruthersville on December 6, 2019, and the Company’s sales of Kansas City and Vicksburg on July 1, 2020 are not fully comparable to the periods prior to their respective sale dates. See Note 4.
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Consolidation of Subsidiaries and Variable Interest Entities
Our consolidated condensed financial statements include the accounts of Caesars and its subsidiaries after elimination of all intercompany accounts and transactions.
We consolidate all subsidiaries in which we have a controlling financial interest and VIEs for which we or one of our consolidated subsidiaries is the primary beneficiary. Control generally equates to ownership percentage, whereby (i) affiliates that are more than 50% owned are consolidated; (ii) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where we have determined that we have significant influence over the entities; and (iii) investments in affiliates of 20% or less are generally accounted for as investments in equity securities.
We consider ourselves the primary beneficiary of a VIE when we have both the power to direct the activities that most significantly affect the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. We review our investments for VIE consideration if a reconsideration event occurs to determine if the investment continues to qualify as a VIE. If we determine an investment no longer qualifies as a VIE, there may be a material effect to our financial statements.

Consolidation of Korea Joint Venture
The Company has a joint venture to acquire, develop, own, and operate a casino resort project in Incheon, South Korea (the “Korea JV”). We determined that the Korea JV is a VIE and the Company is the primary beneficiary, and therefore, we consolidate the Korea JV into our financial statements.
Recent Developments Related to COVID-19
In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and has since spread throughout much of the world, including the United States. All of the Company’s casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of the COVID-19 public health emergency. On May 15, 2020, the Company began reopening properties and has resumed certain operations at all properties as of September 30, 2020, with the exception of The Cromwell, Planet Hollywood Resort and Casino (“Planet Hollywood”), Rio All-Suite Hotel & Casino, and Caesars Windsor. Planet Hollywood and Caesars Windsor reopened on October 8, 2020, and The Cromwell reopened on October 29, 2020. The COVID-19 public health emergency has had a material adverse effect on the Company’s business, financial condition and results of operations for the three and nine months ended September 30, 2020. The Company continued to pay its full-time employees through April 10, 2020, including tips and tokens. Effective April 11, 2020, the Company furloughed approximately 90% of its employees, implemented salary reductions and committed to continue to provide benefits to its employees through September 30, 2020. Subsequently, the benefit coverage for furloughed employees was extended indefinitely. A portion of the Company’s workforce has returned to service as the properties have resumed with limited capacities and in compliance with operating restrictions imposed by governmental or tribal orders, directives, and guidelines. Due to a triggering event resulting from the COVID-19 public health emergency, the Company recognized impairment charges related to goodwill and trade names during the nine months ended September 30, 2020. See Note 7 for details.
Due to the impact of the ongoing COVID-19 public health emergency on the Company’s results of operations, in June 2020 the Company obtained waivers on the financial covenants in its former credit facility agreement and the GLPI Master Lease. In addition, Former Caesars obtained a waiver of the financial covenant in the credit agreement by and among Caesars Resort Collection, LLC and the lenders thereunder (the “CRC Credit Agreement”). Furthermore, the Company obtained waivers from VICI in relation to annual capital expenditure requirements during the period from June 1, 2020 until December 31, 2020. See Note 10 for details.
The extent of the ongoing and future effects of the COVID-19 public health emergency on the Company’s business and the casino resort industry generally is uncertain, but the Company expects that it will continue to have a significant impact on its business, results of operations and financial condition. The extent and duration of the impact of COVID-19 will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak, restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders or additional restrictions in response to continued developments with the COVID-19 public health emergency, the Company’s ability to adapt to evolving operating procedures, the impact on consumer demand and discretionary spending, the length of time it takes for demand to return and the Company’s ability to adjust its cost structures for the duration of the outbreak’s effect on its operations.
Recently Issued Accounting Pronouncements
Pronouncements Implemented in 2020
In June 2016 (modified in November 2018), the Financial Accounting Standards Board (“FASB”) issued ASU No 2016-13, Financial Instruments – Credit Losses related to the timing of recognizing impairment losses on financial assets. The new guidance lowers the threshold on when losses are incurred, from a determination that a loss is probable to a determination that a loss is expected. The guidance is effective for interim and annual periods beginning after December 15, 2019. Adoption of the guidance required a modified-retrospective approach and a cumulative adjustment to retained earnings to the first reporting period that the update is effective. The Company adopted the new guidance on January 1, 2020. Adoption of this guidance did not have a material impact on the Company’s Consolidated Condensed Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This generally means that an intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This generally means that the fees associated with the hosting element (service) of the arrangement are expensed as incurred. The amendment was effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance on January 1, 2020. Adoption of this guidance did not have a material impact on the Company’s Consolidated Condensed Financial Statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This amendment modifies the disclosure requirements for fair value measurements and was effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance on January 1, 2020. Adoption of this guidance did not have a material impact on the Company’s Consolidated Condensed Financial Statements.
Pronouncements To Be Implemented In Future Periods
In August 2018, the FASB issued ASU No 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General. This amendment improves disclosures over defined benefit plans and is effective for interim and annual periods ending after December 15, 2020 with early adoption allowed. The Company anticipates adopting this amendment during the first quarter of 2021, and currently does not expect it to have a significant impact on its Consolidated Condensed Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This amendment modifies accounting guidelines for income taxes and is effective for annual and interim periods beginning after December 15, 2020 with early adoption allowed. The Company will adopt the new guidance on January 1, 2021. The Company is evaluating the qualitative and quantitative effect the new guidance will have on its Consolidated Condensed Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in this update are intended to provide relief to the companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The amendments in this update are effective as of March 12, 2020 and companies may elect to apply the amendments prospectively through December 31, 2022. The Company is evaluating the qualitative and quantitative effect the new guidance will have on its Consolidated Condensed Financial Statements.
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging. This update amends guidance on convertible instruments and the guidance on derivative scope exception for contracts in an entity’s own equity. The amendments for convertible instruments reduce the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, the amendments provide guidance on instruments that will continue to be subject to separation models and improves disclosure for convertible instruments and guidance for earnings per share. Furthermore, the update amends guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. These amendments should be applied on either a modified retrospective basis or a fully retrospective basis. The Company is currently assessing the effect the adoption of this standard will have on our prospective financial statements.
Note 2. Acquisition of Former Caesars
Merger with Caesars Entertainment Corporation
On July 20, 2020, the Merger was consummated and Former Caesars became a wholly-owned subsidiary of the Company. The strategic rationale for the Merger includes, but is not limited to, the following:
•Creation of the largest owner, operator and manager of domestic gaming assets
•Diversification of the Company’s domestic footprint
•Access to iconic brands, rewards programs and new gaming opportunities expected to enhance customer experience
•Realization of significant identified synergies
The total purchase consideration for Former Caesars was $10.9 billion. The estimated purchase consideration in the acquisition was determined with reference to its acquisition date fair value.

(In millions)	Consideration
Cash consideration paid	$6,090
Shares issued to Former Caesars shareholders	2,381
Cash paid to retire Former Caesars debt	2,356
Other consideration paid	48
Total purchase consideration	$10,875
Based on the closing price of $38.24 per share of the Company’s common stock, par value $0.00001 per share (“Company Common Stock”), reported on NASDAQ on July 20, 2020, the aggregate implied value of the aggregate merger consideration paid to former holders of Former Caesars common stock in connection with the Merger was approximately $8.5 billion, including approximately $2.4 billion in the Company Common Stock and approximately $6.1 billion in cash. The aggregate merger consideration transferred also included approximately $2.4 billion related to the repayment of certain outstanding debt balances of Former Caesars and approximately $48 million of other consideration paid which includes $19 million related to a transaction success fee, for the benefit of Former Caesars, and $29 million for the replacement of equity awards of certain employees attributable to services provided prior to the Merger.
Pursuant to the Merger, each share of Former Caesars common stock was converted into the right to receive, at the election of the holder thereof and subject to proration, approximately $12.41 of cash consideration or approximately 0.3085 shares of Company Common Stock, with a value equal to approximately $12.41 in cash (based on the volume weighted average price per share of Company Common Stock for the 10 trading days ending on July 16, 2020). Following the consummation of the Merger, stockholders of the Company and stockholders of Former Caesars held approximately 61% and 39%, respectively, of the outstanding shares of Company Common Stock.
Preliminary Purchase Price Allocation
The fair values are based on management’s analysis including preliminary work performed by third party valuation specialists, which are subject to finalization over the one-year measurement period. The purchase price accounting for Former Caesars is preliminary as it relates to determining the fair value of certain assets and liabilities, including goodwill, and is subject to change. The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Former Caesars, with the excess recorded as goodwill as of September 30, 2020:

(In millions)	Fair Value
Current and other assets	$4,264
Property and equipment	12,730
Goodwill	8,649
Intangible assets (a)	3,549
Other noncurrent assets	684
Total assets	$29,876

Current liabilities	$1,896
Financing obligation	8,134
Long-term debt	6,591
Noncurrent liabilities	2,362
Total liabilities	18,983
Noncontrolling interests	18
Net assets acquired	$10,875
____________________
(a)Intangible assets consist of gaming licenses valued at $537 million, trade names valued at $2.1 billion and Caesars Rewards programs valued at $540 million and customer relationships of $404 million.
The fair values of the assets acquired and liabilities assumed were determined using the market, income, and cost approaches, or a combination. Valuation methodologies under both a market and income approach used for the identifiable net assets acquired in the Former Caesars acquisition make use of Level 3 inputs, such as expected cash flows and projected financial results. The market approach indicates value for a subject asset based on available market pricing for comparable assets.

Trade receivables and payables and other current and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the Former Caesars acquisition date. Assets and liabilities held for sale are recorded at fair value, less costs to sell, based on the agreements reached as of the acquisition date, or an income approach.
Certain financial assets acquired were determined to have experienced more than insignificant deterioration of credit quality since origination. A reconciliation of the difference between the purchase price of financial assets, including acquired markers, and the face value of the assets is as follows:

(In millions)
Purchase price of financial assets	$95
Allowance for credit losses at the acquisition date based on the acquirer’s assessment	89
Discount / (premium) attributable to other factors	2
Face value of financial assets	$186
The fair value of land was determined using the sales comparable approach. The market data is then adjusted for any significant differences, to the extent known, between the identified comparable sites and the site being valued. The value of building and site improvements was estimated via the income approach. Other personal property assets such as furniture, gaming and computer equipment, fixtures, computer software, and restaurant equipment were valued using the cost approach which is based on replacement or reproduction costs of the asset. The cost approach is an estimation of fair value developed by computing the current cost of replacing a property and subtracting any depreciation resulting from one or more of the following factors: physical deterioration, functional obsolescence, and/or economic obsolescence.
Non-amortizing intangible assets acquired primarily include trademarks, Caesars Rewards and gaming rights. The fair value for these intangible assets was determined using either the relief from royalty method and excess earnings method under the income approach or a replacement cost market approach.
Trademarks and Caesars Rewards were valued using the relief from royalty method, which presumes that without ownership of such trademarks or loyalty program, the Company would have to make a stream of payments to a brand or franchise owner in return for the right to use their name or program. By virtue of this asset, the Company avoids any such payments and records the related intangible value of the Company’s ownership of the brand name or program. The acquired Trademarks, including Caesars Rewards are indefinite lived intangible assets.
Customer relationships are valued using an income approach, comparing the prospective cash flows with and without the customer relationships in place to estimate the fair value of the customer relationships, with the fair value assumed to be equal to the discounted cash flows of the business that would be lost if the customer relationships were not in place and needed to be replaced. We estimate the useful life of these customer relationships to be approximately 7 years.
Gaming rights include our gaming licenses in various jurisdictions and may have indefinite lives or an estimated useful life. The fair value of the gaming rights was determined using the excess earnings or replacement cost methodology, based on whether the license resides in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the gaming license intangible asset, which is net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets. The replacement cost of the gaming license was used as an indicator of fair value. The acquired gaming rights have indefinite lives, with the exception of one jurisdiction in which we estimate the useful life of the license to be approximately 34 years.
Goodwill is the result of expected synergies from the operations of the combined company and the assembled workforce of Former Caesars. The goodwill acquired will not generate amortization deductions for income tax purposes. Pushdown accounting, including the allocation of goodwill to our reportable segments, is not complete.
The fair value of long-term debt has been calculated based on market quotes. The fair value of the financing obligations were calculated as the net present value of both the fixed base rent payments and the forecasted variable payments plus the expected residual value of the land and building returned at the end of the expected usage period.
The Company recognized acquisition-related transaction costs of $107 million and $129 million for the three and nine months ended September 30, 2020, respectively, and $13 million and $17 million for the three and nine months ended September 30, 2019, respectively. These costs were associated with legal, IT costs, internal labor and professional services and were recognized as Transaction costs and other operating costs in our Consolidated Statements of Comprehensive (Loss) Income.

For the period of July 20, 2020 through September 30, 2020, Former Caesars generated net revenues of $924 million and net loss of $564 million.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of Former Caesars as if it had occurred on January 1, 2019. The pro forma amounts include the historical operating results of the Company and Former Caesars prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include adjustments and consequential tax effects to reflect incremental depreciation and amortization expense to be incurred based on preliminary fair values of the identifiable property and equipment and intangible assets acquired, the incremental interest expense associated with the issuance of debt to finance the acquisition and the adjustments to exclude acquisition related costs incurred during the three and nine months ended September 30, 2020 and to recognize these costs during the nine months ended September 30, 2019 as if incurred in the first quarter of 2019. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations of the combined company were, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net revenues	$1,639	$2,607	$4,145	$7,652
Net loss	(989)	(363)	(2,266)	(894)
Net loss attributable to Caesars	(927)	(362)	(2,200)	(892)
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
The Company’s consolidated condensed statement of operations presents net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below. We recast previously reported segment amounts to conform to the way management assesses results and allocates resources for the current year. Refer to Note 1 and Note 15 for additional information on the Company’s reportable segments.

	Three Months Ended September 30, 2020
(In millions)	Las Vegas	Regional	Managed, International & CIE	Corporate and Other	Total
Casino and pari-mutuel commissions	$122	$774	$23	$—	$919
Food and beverage	52	72	1	—	125
Hotel	79	121	—	—	200
Other	51	33	45	4	133
Net revenues	$304	$1,000	$69	$4	$1,377

	Three Months Ended September 30, 2019
(In millions)	Las Vegas	Regional	Managed, International & CIE	Corporate and Other	Total
Casino and pari-mutuel commissions	$—	$458	$—	$—	$458
Food and beverage	—	78	—	—	78
Hotel	—	94	—	—	94
Other	—	31	—	2	33
Net revenues	$—	$661	$—	$2	$663

	Nine Months Ended September 30, 2020
(In millions)	Las Vegas	Regional	Managed, International & CIE	Corporate and Other	Total
Casino and pari-mutuel commissions	$122	$1,215	$23	$—	$1,360
Food and beverage	52	135	1	—	188
Hotel	79	178	—	—	257
Other	51	68	45	8	172
Net revenues	$304	$1,596	$69	$8	$1,977

	Nine Months Ended September 30, 2019
(In millions)	Las Vegas	Regional	Managed, International & CIE	Corporate and Other	Total
Casino and pari-mutuel commissions	$—	$1,386	$—	$—	$1,386
Food and beverage	—	229	—	—	229
Hotel	—	237	—	—	237
Other	—	78	—	6	84
Net revenues	$—	$1,930	$—	$6	$1,936

Accounts receivable, net include the following amounts:

	Balance Sheet as of
(In millions)	September 30, 2020	December 31, 2019
Casino and pari-mutuel commissions	$121	$16
Food and beverage and hotel	27	17
Other	237	21
Accounts receivable, net	$385	$54
Contract and Contract Related Liabilities
The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer,(2) player loyalty program obligations, subsequently combined as Caesars Rewards, which represents the deferred allocation of revenue relating to reward credits granted to Caesars Rewards members based on on-property spending, including gaming, hotel, dining, retail shopping, and player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which is primarily funds deposited by customers related to gaming play, advance payments received for goods and services yet to be provided (such as advance ticket sales, deposits on rooms and convention space or for unpaid wagers), and deferred revenues associated with the Company’s existing interests in William Hill (see Note 6). Except for deferred revenues related to William Hill, these liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within accrued other liabilities on the Company’s Consolidated Condensed Balance Sheets.
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2020	2019	2020	2019	2020	2019
Balance at January 1	$10	$9	$13	$18	$172	$28
Balance at September 30	28	8	106	14	270	173
Increase / (decrease)	$18	$(1)	$93	$(4)	$98	$145
The September 30, 2020 balances exclude liabilities related to assets held for sale recorded in 2020 and 2019 (see Note 4). The significant change in contract and contract-related liabilities during the nine months ended September 30, 2020 was primarily due to the liabilities assumed subsequent to the Merger with Former Caesars. The significant change in customer deposits and other deferred revenue during the nine months ended September 30, 2019 was primarily attributed to the initial recognition of the Company’s interests in William Hill, which is recorded in other long-term liabilities on the Consolidated Condensed Balance Sheets (see Note 6).
Note 4. Assets Held for Sale

Held for sale - Continuing operations

Eldorado Shreveport, MontBleu and Evansville
In connection with its review of the Merger, the Indiana Gaming Commission determined on July 16, 2020 that the Company is required to divest three properties within the state of Indiana in order to avoid undue economic concentrations as conditions to the Indiana Gaming Commission’s approval of the Merger. On October 27, 2020, the Company entered into an agreement to sell Evansville to GLPI and Twin River for $480 million in cash, subject to a customary working capital adjustment. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in mid-2021. In addition, the Company plans to enter into agreements to divest of Caesars Southern Indiana and Horseshoe Hammond prior to December 31, 2020. Evansville met the requirements for presentation as assets held for sale as of September 30, 2020, while Caesars Southern Indiana and Horseshoe Hammond met the requirements for presentation as held for sale and discontinued operations.
On April 24, 2020, the Company entered into a definitive purchase agreement with Twin River and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu, respectively, for aggregate consideration of $155 million, subject to a working capital adjustment. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. Eldorado Shreveport and MontBleu are expected to close in the first quarter of 2021.
Eldorado Shreveport and MontBleu met the requirements for presentation as assets held for sale as of September 30, 2020. However, the pending divestitures of Eldorado Shreveport and MontBleu did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations in the periods presented.
As a result of the agreement to sell MontBleu, an impairment charge totaling $45 million was recorded during the nine months ended September 30, 2020 due to the carrying value exceeding the estimated net sales proceeds. The impairment charges resulted in a reduction to the carrying amounts of the right-of-use assets, property and equipment, goodwill and other intangibles totaling $18 million, $23 million and $4 million, respectively. See Note 7.
The assets and liabilities held for sale, accounted for at carrying value as it was lower than fair value, were as follows as of September 30, 2020:

	September 30, 2020
(In millions)	Shreveport	MontBleu	Evansville
Assets:
Property and equipment, net	$85	$37	$302
Goodwill	—	—	9
Gaming licenses and other intangibles, net	21	—	138
Other assets, net	15	32	48
Assets held for sale	$121	$69	$497

Current liabilities	$21	$72	$36
Liabilities related to assets held for sale	$21	$72	$36
The following information presents the net revenues and net (loss) income for the Company’s properties that are held for sale:

	Three Months Ended September 30, 2020
(In millions)	Shreveport	MontBleu	Evansville
Net revenues	$21	$11	$31
Net (loss) income	7	(3)	1

	Nine Months Ended September 30, 2020
(In millions)	Shreveport	MontBleu	Evansville
Net revenues	$51	$23	$71
Net (loss) income	8	(43)	(7)
Held for sale - Sold
Kansas City, Vicksburg, Mountaineer, Caruthersville, Cape Girardeau, Presque and Nemacolin Divestitures
On July 1, 2020, the Company consummated the sale of the equity interests of the entities that hold Vicksburg and Kansas City to Twin River for $230 million resulting in a gain of $8 million. The sales of Mountaineer, Caruthersville and Cape Girardeau were consummated on December 6, 2019. The sale of Nemacolin closed on March 8, 2019 resulting in a gain on sale of $0.1 million, net of final working capital adjustments, for the nine months ended September 30, 2019. The sale of Presque closed on January 11, 2019 resulting in a gain on sale of $22 million, net of final working capital adjustments, for the nine months ended September 30, 2019. Prior to their respective closing dates, Vicksburg, Kansas City, Mountaineer, Caruthersville, Cape Girardeau, Nemacolin and Presque met the requirements for presentation as assets held for sale under generally accepted accounting principles. However, they did not meet the requirements for presentation as discontinued operations. All properties were previously reported in the Regional segment.
The following information presents the net revenues and net (loss) income of Kansas City and Vicksburg properties for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(In millions)	Kansas City	Vicksburg	Kansas City	Vicksburg
Net revenues	$—	$—	$18	$7
Net (loss) income	1	—	3	(1)
The following information presents the net revenues and net (loss) income of held for sale properties for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019
(In millions)	Mountaineer	Cape Girardeau	Caruthersville	Kansas City	Vicksburg	Presque	Nemacolin
Net revenues	$33	$14	$9	$15	$6	$—	$—
Net income	3	2	1	1	—	—	—

	Nine Months Ended September 30, 2019
(In millions)	Mountaineer	Cape Girardeau	Caruthersville	Kansas City	Vicksburg	Presque	Nemacolin
Net revenues	$96	$44	$26	$48	$16	$3	$5
Net (loss) income	7	6	5	8	(1)	—	(1)

The assets and liabilities held for sale, accounted for at carrying value as it was lower than fair value, were as follows as of December 31, 2019:

	December 31, 2019
(In millions)	Kansas City	Vicksburg	Total
Assets:
Property and equipment, net	$39	$31	$70
Goodwill	40	9	49
Gaming licenses and other intangibles, net	91	3	94
Other assets, net	36	4	40
Assets held for sale	$206	$47	$253

Current liabilities	$3	$2	$5
Other long-term liabilities	33	—	33
Liabilities related to assets held for sale	$36	$2	$38
These amounts include historical operating results, adjusted to eliminate the internal allocation of interest expense that was not assumed by the buyer.
Held for sale - Discontinued operations
As result of the Merger, certain Former Caesars properties, including Harrah’s Louisiana Downs, Caesars Southern Indiana, Horseshoe Hammond, Harrah’s Reno, Caesars UK group, including Emerald Resorts & Casino, and Bally’s Atlantic City (“Bally’s AC”) have met, or are expected to meet within a short period of time, held for sale criteria as of the date of the closing of the Merger. The sales of these properties have or are expected to close within one year from the date of the closing of the Merger and the properties are classified as discontinued operations.
On September 30, 2020, the Company and VICI completed the sale of Harrah’s Reno for $42 million. The proceeds from the sale were split between the Company and VICI, and the Company received $8 million of net proceeds.
The following information presents the net revenues and net (loss) income for the Company’s properties that are part of discontinued operations for the three months ended September 30, 2020:

	Three Months Ended September 30, 2020
(In millions)	Harrah’s Louisiana Downs	Harrah’s Reno	Horseshoe Hammond	Caesars UK	Bally’s AC	Caesars Southern Indiana
Net revenues	$9	$—	$66	$11	$31	$39
Net (loss) income	2	(4)	9	(11)	5	1

The assets and liabilities held for sale as a discontinued operation, accounted for at carrying value as it was lower than fair value, were as follows as of September 30, 2020:

	September 30, 2020
(In millions)	Harrah’s Louisiana Downs	Horseshoe Hammond	Caesars UK	Bally’s AC	Caesars Southern Indiana
Assets:
Cash	$9	$14	$36	$10	$7
Property and equipment, net	11	404	69	25	413
Goodwill	3	138	35	—	136
Gaming licenses and other intangibles, net	5	30	50	—	23
Other assets, net	1	43	107	6	4
Assets held for sale	$29	$629	$297	$41	$583

Current liabilities	$6	$34	$89	$14	$20
Other long-term liabilities (a)	6	73	125	20	1
Liabilities related to assets held for sale	$12	$107	$214	$34	$21
____________________
(a)We have included $25 million of deferred finance obligation as held for sale liabilities for Bally’s Atlantic City and Louisiana Downs, which represent our preliminary purchase price allocation of the liability which will be derecognized upon completion of those divestitures. We have not included any portion of the deferred finance obligation associated with Horseshoe Hammond or Caesars Southern Indiana as held for sale as we do not yet have any sale agreements in place or know the effect of any possible master lease modification on our deferred finance lease liability.
Note 5. Stock-Based Compensation and Stockholders’ Equity
Common Stock Offering
On June 19, 2020, the Company completed the public offering of 20,700,000 shares (including the shares sold pursuant to the underwriters’ overallotment option) of Company Common Stock, at an offering price of $39.00 per share, which provided $772 million of proceeds, net of fees and estimated expenses of $35 million.
On October 1, 2020, the Company completed the public offering of 35,650,000 shares (including the shares sold pursuant to the underwriters’ overallotment option) of Company Common Stock, at an offering price of $56.00 per share, which provided $1.9 billion of proceeds, net of fees and estimated expenses of $50 million.
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
As of September 30, 2020, the Company acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the nine months ended September 30, 2020 and 2019.
Stock-Based Compensation
The Company maintains long-term incentive plans for management, other personnel, and key service providers. The plans allow for granting stock-based compensation awards, based on Company Common Stock, including time-based and performance-based stock options, restricted stock units (“RSUs”), performance stock units, market-based stock units (“MSUs”), restricted stock awards, stock grants, or a combination of awards. Forfeitures are recognized in the period in which they occur.
Total stock-based compensation expense in the accompanying Consolidated Condensed Statements of Operations totaled $45 million and $4 million during the three months ended September 30, 2020 and 2019, respectively, and $55 million and $16 million during the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in corporate expenses and, in the case of certain property positions, general and administrative expenses in the Company’s Consolidated Condensed Statements of Operations.

In connection with the Merger, Former Caesars’ outstanding performance-based stock options ceased to represent an option or right to acquire shares of Former Caesars common stock and were converted into an option or right to purchase shares of Company Common Stock on the same terms and conditions as were applicable to such option immediately prior to the consummation of the Merger. Former Caesars’ unvested RSUs and MSUs were converted into a number of RSUs or MSUs, as applicable, in respect of shares of Company Common Stock and remained subject to the same terms and conditions as were applicable to such RSUs and MSUs immediately prior to the consummation of the Merger.
In addition, during the three months ended September 30, 2020, the Company granted both RSUs and MSUs to members of management. Vesting of the awards varies, and includes awards that cliff vest after a two or three year service period, as well as awards that vest ratably on each anniversary during the three year service period. In addition, awards were granted to certain key individuals related to their efforts and the related shareholder return from potential transactions. Vesting of the awards is subject to various service and performance conditions and will accelerate and vest immediately upon the closing of a qualifying transaction as defined by the agreements. Certain awards contained a market-based performance condition with which the fair value of the awards was determined based on a Monte Carlo simulation. The grant date fair value for these awards with a market-based performance condition was approximately $7 million.
Restricted Stock Unit Activity
During the three and nine months ended September 30, 2020, as part of the annual incentive program, the Company granted RSUs to employees of the Company with an aggregate fair value of $42 million and $59 million, respectively. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
In connection with the Merger, on July 20, 2020, each Former Caesars’ RSU that was eligible to vest based solely on the passage of time that was outstanding as of immediately prior to the consummation of the Merger was converted into a RSU in respect of Company Common Stock and remained subject to the same terms and conditions as were applicable as of immediately prior to the consummation of the Merger.
A summary of the RSUs activity, including performance awards, for the nine months ended September 30, 2020 is presented in the following table:

	Units	Weighted- Average Grant Date Fair Value (a)
Unvested outstanding as of December 31, 2019	1,246,641	$35.56
Granted (b)	1,222,736	48.17
Acquired (c)	1,876,969	38.24
Vested	(1,068,509)	33.22
Forfeited	(22,912)	41.89
Unvested outstanding as of September 30, 2020	3,254,925	42.56
___________________
(a)Represents the weighted-average grant date fair value of RSUs, which is the share price of our common stock on the grant date.
(b)Included are 20,615 RSUs granted to non-employee members of the Board of Directors during the nine months ended September 30, 2020.
(c)Assumed RSU shares of Former Caesars as of the Merger date.
Market-Based Stock Unit Activity
During the quarter ended September 30, 2020, the Company granted approximately 185,639 MSUs that are scheduled to cliff vest in three years. On the vesting date, recipients will receive between 0% and 200% of the granted MSUs in the form of Company Common Stock based on the achievement of specified market and service conditions. Based on the terms and conditions of the awards, the grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the nine months ended September 30, 2020 was $13 million.
In connection with the Merger, on July 20, 2020, each MSU of Former Caesars was converted into a MSU in respect of shares of Company Common Stock and remained subject to the same terms and conditions as were applicable as of immediately prior to the consummation of the Merger.

	Units	Weighted- Average Fair Value (a)
Unvested outstanding as of December 31, 2019	—	$—
Granted	185,639	70.26
Acquired (b)	124,984	63.36
Vested	(61,322)	63.36
Forfeited	—	—
Unvested outstanding as of September 30, 2020	249,301	68.50
____________________
(a)Represents the fair value determined using a Monte-Carlo simulation model.
(b)Assumed MSU shares of Former Caesars as of the Merger date.
Stock Option Activity
There were 26,900 stock options exercised for the nine months ended September 30, 2020. Outstanding options as of September 30, 2020 totaled 220,432, of which 104,257 options were exercisable.
Unrecognized Compensation Cost
As of September 30, 2020, the Company had $103 million of unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 1.7 years.
Note 6. Investments in and Advances to Unconsolidated Affiliates
William Hill
The Company entered into a 25-year agreement, which became effective January 29, 2019, with William Hill which granted to William Hill the right to conduct betting activities, including operating our sportsbooks, in retail channels under certain skins for online channels with respect to the Company’s current and future properties, and conduct certain real money online gaming activities. The Company received a 20% ownership interest in William Hill US as well as 13 million ordinary shares of William Hill plc, which carry certain time restrictions on when they can be sold. Additionally, the Company receives a profit share from the operations of sports betting and other gaming activities associated with the Company’s properties. “Skin” in the context of this agreement refers to the Company’s ability to grant to William Hill an online channel that allows William Hill to operate online casino and sports gaming activities in reliance on, and utilizing the benefit of, any licenses granted to the Company or its subsidiaries.
On September 30, 2020, the Company announced its intention to acquire William Hill plc in an all-cash transaction. See Note 1.
As of September 30, 2020 and December 31, 2019, the Company’s receivable from William Hill totaled $1 million and $4 million, respectively, and is reflected in Due from affiliates on the Consolidated Condensed Balance Sheets.
The Company is accounting for its investment in William Hill US under the equity method. The fair value of the Company’s initial investment in William Hill US of $129 million at January 29, 2019 was determined using Level 3 inputs. As of September 30, 2020 and December 31, 2019, the carrying value of the Company’s interest in William Hill US totaled $126 million and $127 million, respectively, and is recorded in Investment in and advances to unconsolidated affiliates on the Consolidated Condensed Balance Sheets.
As of September 30, 2020 and December 31, 2019, the fair value of the William Hill plc shares totaled $43 million and $29 million, respectively, net of cumulative unrealized gains of $15 million and $2 million, respectively, and is included in Investment in and advances to unconsolidated affiliates on the Consolidated Condensed Balance Sheets. The Company recorded an unrealized gain of $26 million and an unrealized loss of $4 million during the three months ended September 30, 2020 and 2019, respectively. The Company recorded an unrealized gain of $13 million during the nine months ended September 30, 2020. The Company recorded a loss of less than $1 million for the nine months ended September 30, 2019
As described above, the Company granted William Hill the right to the use of certain skins in exchange for an equity method investment. The fair value of the William Hill US and William Hill plc shares received has been deferred and is recognized as revenue on a straight-line basis over the 25-year agreement term. The Company recognized revenue of $2 million for both of the three months ended September 30, 2020 and 2019, and $7 million and $4 million during the nine months ended September 30, 2020 and 2019, respectively and is recorded in Other revenue in the Consolidated Condensed Statement of

Operations. As of September 30, 2020 and December 31, 2019, the balance of the William Hill deferred revenue totaled $135 million and $142 million, respectively, and is recorded in other long-term liabilities on the Consolidated Condensed Balance Sheets.
Note 7. Goodwill and Intangible Assets, net
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company determines the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is recorded as goodwill.
Changes in Carrying Value of Goodwill and Other Intangible Assets

		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
December 31, 2019	$53	$910	$1,058
Amortization	(35)	—	—
Impairments	—	(100)	(20)
Acquired (a)	488	8,649	3,081
Assets held for sale (see Note 4)	(5)	(9)	(154)
September 30, 2020	$501	$9,450	$3,965
____________________
(a)Includes intangible assets and goodwill acquired upon Merger and $20 million of acquisition of gaming rights. See Note 2 and Note 13 for further detail.
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	September 30, 2020				December 31, 2019
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$488	$(71)	$417	$101	$(48)	$53
Gaming rights and others	34.2 years	84	—	84	—	—	—
		$572	$(71)	501	$101	$(48)	53

Non-amortizing intangible assets
Trademarks				2,202			165
Gaming rights				1,223			893
Caesars Rewards				540			—
				3,965			1,058
Total amortizing and non-amortizing intangible assets, net				$4,466			$1,111
Gaming rights represent intangible assets acquired from the purchase of a gaming entity located in a gaming jurisdiction where competition is limited, such as when only a limited number of gaming operators are allowed to operate in the jurisdiction. These gaming license rights are not subject to amortization as the Company has determined that they have indefinite useful lives. For gaming jurisdictions with high barriers of renewal of the gaming rights, such as material costs of renewal, the gaming rights are deemed to have a finite useful life and are amortized over the expected useful life.
During the nine months ended September 30, 2020, the Company recognized impairment charges in our Regional segment related to goodwill and trade names totaling $100 million and $16 million, respectively, due to declines in recent performance and the expected impact on future cash flows as a result of COVID-19.
Additionally, in conjunction with the classification of MontBleu’s operations as assets held for sale as of September 30, 2020 (see Note 4) as a result of the announced sale, an impairment charge totaling $45 million was recorded due to the carrying value exceeding the estimate sales proceeds. Trade names, property, plant and equipment and other assets were impaired by $4 million, $23 million and $18 million, respectively, recorded in the Regional segment.

Amortization expense with respect to intangible assets for the three months ended September 30, 2020 and 2019 totaled $21 million and $8 million, respectively, and $35 million and $23 million for the nine months ended September 30, 2020 and 2019, respectively, which is included in depreciation and amortization in the Consolidated Condensed Statements of Operations.

Estimated Five-Year Amortization
		Years Ended December 31,
(In millions)	Remaining 2020	2021	2022	2023	2024	2025
Estimated annual amortization expense	$20	$78	$64	$60	$60	$60
Note 8. Income Taxes
Income Tax Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
(Loss) income from continuing operations before income taxes	$(789)	$55	$(1,136)	$133
Provision for income taxes	(135)	(18)	(64)	(39)
Effective tax rate	(17.1)%	32.7%	(5.6)%	29.3%
We classify accruals for uncertain tax positions within Other long-term liabilities on the Balance Sheets separate from any related income tax payable which is reported within Accrued other liabilities. The accrual amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. We have provided a valuation allowance on certain federal, state and foreign deferred tax assets that were not deemed realizable based upon estimates of future taxable income.
As a result of the Merger, the Company acquired $779 million of additional net deferred tax liabilities net of necessary valuation allowances, plus $24 million in additional accruals for uncertain tax positions. The income tax expense for the three and nine months ended September 30, 2020 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to an increase in the valuation allowance against the deferred tax assets due to the series of transactions with VICI during the quarter. The income tax expense for the three and nine months ended September 30, 2019 differed from the expected income tax expense based on the federal tax rate of 21% primarily due to excess tax benefits associated with stock compensation, state and local income taxes and changes in the valuation allowance against deferred tax assets.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. These amendments allow for retroactive accelerated income tax depreciation on certain of the Company’s leasehold improvement assets. The financial impact of these technical amendments on the business was recorded in the three month period ended September 30, 2020 but had no impact on the income tax provision.
The Company, including its subsidiaries, files tax returns with federal, state, and foreign jurisdictions. The Company does not have tax sharing agreements with the other members within its consolidated group. The Company is subject to exam by various state and foreign tax authorities. With few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2016, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 9. Leases
The Company has operating and finance leases for various real estate and equipment. Certain of the Company’s lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include options to extend the lease term one month to 60 years. The Company’s lease agreements do not contain any material restrictive covenants, other than those described below.

Financing Obligations
VICI Leases & Golf Course Use Agreement
Upon consummation of the Merger, CEI assumed obligations of certain real property assets leased from VICI by Former Caesars under the following agreements: (i) for a portfolio of properties at various locations throughout the United States (the “Non-CPLV lease”), (ii) for Caesars Palace Las Vegas (the “CPLV lease”), (iii) for Harrah’s Joliet Hotel & Casino (the “Joliet Lease”) and (iv) for Harrah’s Las Vegas (the “HLV Lease”). These lease agreements provided for annual fixed rent (subject to escalation) of $773 million during an initial period, then rent consisting of both base rent and variable rent elements. The lease agreements had a 15-year initial term and four five-year renewal options. The lease agreements included escalation provisions beginning in year two of the initial term and continuing through the renewal terms. The lease agreements also included provisions for variable rent payments calculated, in part, based on increases or decreases of net revenue of the underlying lease properties, commencing in year eight of the initial term and continuing through the renewal terms.
In connection with the closing of the Merger on July 20, 2020, the Company and certain of its affiliates consummated a series of transactions with VICI in accordance with the MTA and the purchase and sales agreements entered on September 26, 2019. The Company and certain of its affiliates consummated sale leaseback transactions related to Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Resort Atlantic City, including the Harrah’s Atlantic City Waterfront Conference Center, for approximately $1.8 billion of net proceeds. The Non-CPLV lease was amended to include these properties (as amended, the “Regional Lease”), and was further amended to increase the annual rent thereunder by $154 million in the aggregate related to such added properties and extend the term of such lease so that following the amendment of such lease there will be 15 years remaining until the expiration of the initial term. The Joliet Lease term was also amended such that 15 years remain until the expiration of the initial term.
Former Caesars entered into a Golf Course Use Agreement with VICI, which has a 35-year term (inclusive of all renewal periods), pursuant to which such affiliates of the Company agreed to pay (i) an annual payment of $10 million, subject to escalation, (ii) an annual use fee of $3 million, subject to escalation beginning in the second year, and (iii) certain per-round fees, all as more particularly set forth in the Golf Course Use Agreement. Furthermore, the term of the Golf Course Use Agreement was extended such that there will be 15 years remaining until the expiration of the initial term.
The amendment to the Regional Lease also contains a put-call agreement related to the Centaur properties, which are Hoosier Park and Indiana Grand, pursuant to which the Company may require VICI to purchase and lease back (as lessor) the real estate components of the gaming and racetrack facilities of Hoosier Park and Indiana Grand and VICI may require the Company to sell to VICI and lease back (as lessee) the real estate components of such gaming and racetrack facilities. Election by either party to put or call the Centaur properties must be made during the election period beginning January 1, 2022 and ending December 31, 2024. Upon either party exercising their option, the Centaur properties would be sold at the price in accordance with the agreement and subsequently leased back to CEI by adding the leaseback to the pre-existing Regional lease agreement. As such, the Centaur properties would be leased back over the remaining term of the Regional lease agreement and the Regional lease agreement annual rental payments would be increased by the amount of rent required to achieve a rent coverage ratio of 1.3 as of the exercise date. A liability of $6 million associated with this agreement has been recorded within Other long-term liabilities.
Additionally, in connection with the Merger, the Company received a one-time payment from VICI of approximately $1.4 billion for amendments to the CPLV Lease (as amended, the “Las Vegas Lease”) to, among other things, (i) add the land and improvements of HLV to the lease and terminate the HLV Lease (ii) add the rent payable with respect to the HLV Lease and further increase the annual rent payable with respect to HLV by approximately $15 million, (iii) increase the annual rent with respect to CPLV by approximately $84 million and (iv) extend the term of such lease so that following the amendment of such lease there will be 15 years remaining until the expiration of the initial term.
In connection with the Merger, the land and building components subject to the lease amendments described above did not qualify for sale-leaseback accounting and are accounted for as post-combination debt modifications.
GLPI Leases
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

The GLPI Master Lease provides for the lease of land, buildings, structures and other improvements on the land (including barges and riverboats), easements and similar appurtenances to the land and improvements relating to the operation of the leased properties. The GLPI Master Lease provides for an initial term of 20 (as amended below) with no purchase option. At the Company’s option, the GLPI Master Lease may be extended for up to four five-year renewal terms beyond the initial 20 years-year term (as amended below).
On June 15, 2020, the Company entered into an Amended and Restated Master Lease with GLPI, which, among other things, (i) extended the initial term from 15 to 20 years (through September 2038), with four five-year renewals at the Company’s option, (ii) commencing October 1, 2020, removed the percentage rent payable in exchange for an increase to the non-escalating portion of land base rent to $24 million, (iii) amended the dates on which, and the amounts by which, the escalating portion of base rent escalates, and (iv) provided certain relief under the operating, capital expenditure and financial covenants in the event of facility closures due to public health emergencies, governmental restrictions and certain other instances of unavoidable delay. The amendment to the GLPI Master Lease became effective on July 17, 2020 following receipt of required regulatory approvals. If the Company elects to renew the term of the GLPI Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the GLPI Master Lease. The GLPI Master Lease does not provide the Company with the option to purchase the leased property and the Company does not have the ability to terminate its obligations under the GLPI Master Lease prior to its expiration without GLPI’s consent.
On September 29, 2020, Company entered into a sale-leaseback transaction with GLPI for the Lumière property. On October 1, 2018, the Company borrowed $246 million from GLPI to fund the purchase price of the real estate underlying Lumière. As part of the consideration for the purchase of the property, GLPI cancelled the $246 million loan. The lease (the “Lumiere Lease”) has an initial term that ends on October 31, 2033 and four five-year renewal options.
Following the amendments and transactions above, the land and building components subject to the lease amendments described above did not qualify for sale-leaseback accounting and are accounted for as post-combination debt modifications.
The future minimum payments related to the GLPI leases, including the Lumière Lease, and VICI leases financing obligation, as amended, at September 30, 2020 were as follows:

(In millions)	GLPI Leases	VICI Leases
2020 (excluding the nine months ended September 30, 2020)	$27	$268
2021	109	1,079
2022	109	1,097
2023	111	1,119
2024	112	1,139
Thereafter	4,880	46,737
Total future payments	5,348	51,439
Less: Amounts representing interest	(4,522)	(41,020)
Plus: Residual values	399	906
Financing obligation	$1,225	$11,325
Cash payments made relating to our long-term financing obligations during the three and nine months ended September 30, 2020 and 2019 are as follows:

	GLPI Leases (a)				VICI Leases
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Cash paid for principal	$22	$22	$66	$66	$49	$—	$49	$—
Cash paid for interest	24	25	74	74	128	—	128	—
____________________
(a)For the initial periods of the GLPI Leases, cash payments are less than the interest expense recognized, which causes the failed-sale leaseback obligation to increase during the initial years of the lease term.

Lease Covenants
The GLPI Leases and VICI leases contains certain operating, capital expenditure and financial covenants thereunder, and the Company’s ability to maintain compliance with these covenants was also negatively impacted. On June 15, 2020, the Company entered into an amendment to the GLPI Master Lease which provides certain relief under these covenants in the event of facility closures due to public health emergencies, governmental restrictions and certain other instances of unavoidable delay. Furthermore, the Company obtained waivers from VICI with relation to annual capital expenditure requirements the leases with VICI starting with the annual period ending December 31, 2020.
Lessor Arrangements
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three and nine months ended September 30, 2020, we recognized approximately $200 million and $257 million, respectively, in lease revenue related to lodging arrangements, which is included in Rooms revenue in the Statement of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Other revenue in the Statement of Operations, and during the three and nine months ended September 30, 2020, we recognized approximately $2 million in lease revenue related to conventions.

Note 10. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2020				December 31, 2019
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Senior Secured Notes	2025	6.25%	$3,400	$3,330	$—
CEI Revolving Credit Facility	2025	variable (a)	900	880	—
ERI Term Loan	N/A	N/A	—	—	491
CRC Term Loan B	2024	variable (b)	4,571	4,120	—
CRC Term Loan B-1	2025	variable (c)	1,800	1,709	—
CRC Revolving Credit Facility	2022	variable (d)	—	—	—
CRC Senior Secured Notes	2025	5.75%	1,000	978	—
Convention Center Mortgage Loan	2025	7.70%	400	397	—
Lumière Loan	N/A	N/A	—	—	246
Unsecured Debt
CEI Senior Notes	2027	8.13%	1,800	1,767	—
CRC Notes	2025	5.25%	1,700	1,490	—
5% Convertible Notes	2024	5.00%	597	546	—
6% Senior Notes	2026	N/A	—	—	582
6% Senior Notes	2025	N/A	—	—	879
7% Senior Notes	2023	N/A	—	—	370
Special Improvement District Bonds	2037	4.30%	51	51	—
Long-term notes and other payables			2	2	3
Total debt			16,221	15,270	2,571
Current portion of long-term debt			(67)	(67)	(246)
Long-term debt			$16,154	$15,203	$2,325

Unamortized premiums, discounts and deferred finance charges (e)				$951	$34
Fair value			$16,135
____________________
(a)Prime rate plus 2.25%.
(b)LIBOR plus 2.75%.
(c)$1.2 billion at 1 month LIBOR plus 4.50% and $600 million at 3 month LIBOR plus 4.50%.
(d)LIBOR plus 2.00%.
(e)Approximately $7 million of deferred financing costs related to our revolving credit facilities are included within Other assets, net as of December 31, 2019.
Current Portion of Long-Term Debt
The current portion of long-term debt as of September 30, 2020 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months.
Debt Discounts or Premiums and Deferred Finance Charges
Debt discounts or premiums and deferred finance charges incurred in connection with the issuance of debt are amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts are written off and included in our gain or loss calculations to the extent we extinguish debt prior to its original maturity date.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of September 30, 2020 based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.

New Debt Transactions
The Company was party to a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (as amended the “ERI Credit Facility”), consisting of a $1.5 billion term loan facility (the “ERI Term Loan”) and a $500 million revolving credit facility (the “ERI Revolving Credit Facility”).
In an effort to maintain liquidity and provide financial flexibility as the effects of COVID-19 continued to evolve and impact global financial markets, the Company borrowed $465 million under the revolving credit facility on March 16, 2020, which we repaid in July 2020 utilizing, in part, proceeds from the sale of the Company’s interests in Kansas City and Vicksburg.
On July 6, 2020, Colt Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Escrow Issuer”), issued $3.4 billion aggregate principal amount of 6.25% Senior Secured Notes due 2025 (the “CEI Senior Secured Notes”), $1.8 billion aggregate principal amount of 8.125% Senior Notes due 2027 (the “CEI Senior Notes”) and $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2025 (the “CRC Senior Secured Notes”).
On July 20, 2020, in connection with the closing of the Merger, the Company entered into a new credit agreement (“CEI Credit Agreement”), which provide a five-year senior secured revolving credit facility in an aggregate principal amount of $1.2 billion (the “CEI Revolving Credit Facility”). In addition, Caesars Resort Collection, LLC (“CRC”) entered into incremental amendments to the CRC Credit Agreement (described below), which provided a $1.8 billion incremental term loan.
A portion of the proceeds from these arrangements was used to prepay in full the loans outstanding and terminate all commitments under the ERI Credit Facility, and to satisfy and discharge the Company’s 6% Senior Notes due 2025, 6% Senior Notes due 2026, and the 7% Senior Notes due 2023.
The 6% Senior Notes due 2025 were redeemed at a redemption price of 104.5%, the 7% Senior Notes due 2023 were redeemed at a redemption price of 103.5%, and $210 million aggregate principal amount of the 6% Senior Notes due 2026 was redeemed at a redemption price of 106% with the remaining balance redeemed at a redemption price of 100% of the aggregate principal amount thereof plus the Applicable Premium, as defined in the indenture for the 6% Senior Notes due 2026. The redemption of the senior notes resulted in a loss on extinguishment of debt of $132 million during the three and nine months ended September 30, 2020, which is recorded within Other (loss) income on the Statement of Operations.
CEI Senior Secured Notes due 2025
On July 6, 2020, the Escrow Issuer issued $3.4 billion in aggregate principal amount of 6.25% Senior Secured Notes due 2025 pursuant to an indenture dated July 6, 2020 (the “CEI Senior Secured Notes Indenture”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. The Company assumed the rights and obligations under the CEI Senior Secured Notes and the Senior Secured Notes Indenture on July 20, 2020. The CEI Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2021.
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes Indenture”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The Company assumed the rights and obligations under the CEI Senior Notes and the CEI Senior Notes Indenture on July 20, 2020. The CEI Secured Notes will mature on July 1, 2027 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2021.
CRC Senior Secured Notes due 2025
On July 6, 2020, the Company issued $1.0 billion in aggregate principal amount of 5.75% Senior Notes due 2025 pursuant to an indenture, dated July 6, 2020 (the “CRC Senior Secured Notes Indenture”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. In connection with the consummation of the Merger, CRC assumed the rights and obligations under the CRC Senior Secured Notes and the CRC Senior Secured Notes Indenture. The CRC Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2021.

CEI Revolving Credit Facility
On July 20, 2020, the Escrow Issuer entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, and certain banks and other financial institutions and lenders party thereto, which provide for a five-year CEI Revolving Credit Facility in an aggregate principal amount of $1.2 billion. The CEI Revolving Credit Facility matures in 2025 and includes a letter of credit sub-facility of $250 million.
The interest rate per annum applicable under the CEI Revolving Credit Facility, at the Company’s option is either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by JPMorgan Chase Bank, N.A. and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 3.25% per annum in the case of any LIBOR loan and 2.25% per annum in the case of any base rate loan, subject to three 0.25% step-downs based on the Company’s total leverage ratio.
Additionally, the Company is required to pay a commitment fee in respect of any unused commitments under CEI Revolving Credit Facility in the amount of 0.50% of principal amount of the commitments of all lenders, subject to a step-down to 0.375% based upon the Company’s total leverage ratio. The Company is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
The Company had $266 million of available borrowing capacity, after consideration of $19 million in outstanding letters of credit under CEI Revolving Credit Facility, as of September 30, 2020. The Company paid down $900 million subsequent to September 30, 2020.
Convention Center Mortgage Loan
On September 18, 2020, the Company entered into a loan agreement with VICI to borrow a 5-year, $400 million Forum Convention Center mortgage loan (the “Mortgage Loan”). The Mortgage Loan bears interest at a rate of, initially, 7.7% per annum, which escalates annually to a maximum interest rate of 8.3% per annum.
Assumed Debt Activity
Former Caesars and its subsidiaries incurred the following indebtedness that remained outstanding following the consummation of the Merger.
CRC Term Loans and CRC Revolving Credit Facility
CRC is party to the Credit Agreement, dated as of December 22, 2017 (as amended, the “CRC Credit Agreement”), which included a $1.0 billion five-year revolving credit facility (the “CRC Revolving Credit Facility”) and an initial $4.7 billion seven-year first lien term loan, which was increased by $1.8 billion pursuant to an incremental agreement executed in connection with the Merger (the “CRC Term Loan”).
The CRC Term Loan matures in 2024. The CRC Revolving Credit Facility matures in 2022 and includes a letter of credit sub-facility. The CRC Term Loan requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. The CRC Credit Agreement also includes customary voluntary and mandatory prepayment provisions, subject to certain exceptions. As of September 30, 2020, approximately $64 million was committed to outstanding letters of credit. As of September 30, 2020, there were no borrowings outstanding under the CRC Revolving Credit Facility.
Borrowings under the CRC Credit Agreement bear interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the CRC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be (a) with respect to the CRC Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan, (b) with respect to the CRC Incremental Term Loan, 4.50% per annum in the case of any LIBOR loan or 3.50% in the case of any base rate loan and (c) in the case of the CRC Revolving Credit Facility, 2.25% per annum in the case of any LIBOR loan and 1.25% per annum in the case of any base rate loan, subject in the case of the CRC Revolving Credit Facility to two 0.125% step-downs based on CRC’s senior secured leverage ratio (“SSLR”), the ratio of first lien senior secured net debt to adjusted earnings before interest, taxes, depreciation and amortization. The CRC Revolving Credit Facility is subject to a financial covenant discussed below.

In addition, CRC is required to pay a commitment fee in respect of any commitments under the CRC Revolving Credit Facility in the amount of 0.50% of the principal amount of the commitments, subject to step-downs to 0.375% and 0.25% based upon CRC’s SSLR. CRC is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
CRC Notes
On October 16, 2017, CRC issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the “CRC Notes”).
Former Caesars 5% Convertible Notes
On October 6, 2017, Former Caesars issued $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 (the “5% Convertible Notes”).
The 5% Convertible Notes are convertible into the weighted average of the number of shares of Company Common Stock and amount of cash actually received per share by holders of common stock of Former Caesars that made elections for consideration in the Merger. As of September 30, 2020, we have paid approximately $574 million and issued approximately 6.8 million shares upon conversion of $487 million in aggregate principal amount of the 5% Convertible Notes during 2020. Through November 2, 2020, we paid an additional $328 million and issued 3.9 million shares upon conversion of an additional $281 million of the 5% Convertible Notes.
The Company has determined that the 5% Convertible Notes contain derivative features that require bifurcation. The Company separately accounts for the liability component and equity conversion option of the 5% Convertible Notes. The difference between the overall instrument value and the value of the liability component was assumed to be the value of the equity conversion option component. The value of the liability is determined based on a discounted cash flow of the debt instrument. See Note 11 for more information on the 5% Convertible Notes’ fair value measurements.
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $34 million and $2 million for the three months ended September 30, 2020 and 2019, respectively, and $37 million and $6 million for the nine months ended September 30, 2020 and 2019 respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

Annual Estimated Debt Service Requirements as of September 30, 2020
	Remaining	Years Ended December 31,
(In millions)	2020	2021	2022	2023	2024	Thereafter	Total
Annual maturities of long-term debt	$16	$67	$67	$67	$5,036	$10,968	$16,221
Estimated interest payments	200	850	820	790	790	690	4,140
Total debt service obligation (a)	$216	$917	$887	$857	$5,826	$11,658	$20,361
____________________
(a)Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facilities. Interest payments are estimated based on the forward-looking LIBOR curve and include the estimated impact of the ten interest rate swap agreements related to our CRC Credit Facility (see Note 11). Actual payments may differ from these estimates.
Lumière Loan
The Company borrowed $246 million from GLPI to fund the purchase price of the real estate underlying Lumière, which was scheduled to mature on October 1, 2020. On June 24, 2020, the Company received approval from Missouri Gaming Commission to sell Lumière to GLPI and leaseback the property under a long-term financing obligation. As of September 30, 2020, the Lumière real estate has been refinanced under a financing obligation. See Note 9.
Debt Covenant Compliance
The CRC Credit Agreement, the CEI Revolving Credit Facility and the indentures governing the CEI Senior Secured Notes, the CEI Senior Notes, the CRC Senior Secured Notes and the CRC's 5.25% senior notes due 2025 (the “CRC Notes”) contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.

The indenture for the 5% Convertible Notes contained limited covenants as a result of amendments that became effective in connection with the consummation of the Merger. The CRC Revolving Credit Facility and CEI Revolving Credit Facility include a maximum first-priority net senior secured leverage ratio financial covenant of 6.35:1, which is applicable solely to the extent that certain testing conditions are satisfied. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.
The Company’s results of operations have been materially adversely affected by the impacts of the COVID-19 public health emergency. As a result, the current terms of the CEI Credit Agreement and the CRC Credit Agreement provide that the financial covenant measurement period is not effective through September 30, 2021 so long as the Company and CRC, respectively, comply with a minimum liquidity requirement, which includes any such availability under the applicable revolving credit facilities.
As of September 30, 2020, the Company was in compliance with all of the applicable financial covenants under the CEI Credit Agreement, the CRC Credit Agreement, CEI Senior Secured Notes, CEI Senior Notes, and CRC Senior Secured Notes, 5% Convertible Notes and CRC Notes.
Guarantees
The CEI Revolving Credit Facility and the CEI Senior Secured Notes are guaranteed on a senior secured basis by each existing and future material wholly-owned domestic subsidiary of CEI (subject to certain exceptions) and are secured by substantially all of the existing and future property and assets of CEI and its subsidiary guarantors (subject to certain exceptions). The CEI Senior Notes are guaranteed on a senior unsecured basis by such subsidiaries.
The CRC Credit Agreement and the CRC Senior Secured Notes are guarantees on a senior secured basis by each existing and future material wholly-owned domestic subsidiary of CRC (subject to certain exceptions) and are secured by substantially all of the existing and future property and assets of CEI and its subsidiary guarantors (subject to certain exceptions). The CRC Notes are guaranteed on a senior unsecured basis by such subsidiaries.
Note 11. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Condensed Balance Sheets at September 30, 2020 and December 31, 2019:

(In millions)	September 30, 2020
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$8	$3	$50	$61
Marketable securities	31	12	—	43
Total assets at fair value	$39	$15	$50	$104
Liabilities:
Other liabilities related to restricted investments	$—	$—	$4	$4
Derivative instruments - 5% Convertible Notes	—	575	—	575
Derivative instruments - interest rate swaps and FX forward	—	114	—	114
Total liabilities at fair value	$—	$689	$4	$693

	December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$11	$2	$29	$42
Marketable securities	27	8	—	35
Total assets at fair value	$38	$10	$29	$77
The change in restricted cash and investments and liabilities valued using Level 3 inputs for the nine months ended September 30, 2020 is as follows:

(In millions)	Level 3 Investments	Level 3 Other Liabilities
Fair value of investment and liabilities at December 31, 2019	$29	$—
Value of additional investment received	5	2
Unrealized gain	16	2
Fair value at September 30, 2020	$50	$4
There were no transfers in or out of Level 3 investments during the nine months ended September 30, 2020.
Restricted Investments
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
In November 2018, the Company entered into a 20-year agreement with The Stars Group Inc. (“TSG”) to provide TSG with options to obtain access to a second skin for online sports wagering and third skin for real money online gaming and poker with respect to the Company’s properties in the United States. Under the terms of the agreement, the Company received 1 million TSG common shares as a revenue share from the operation of the applicable verticals by TSG under the Company’s licenses. The fair value of the shares received has been deferred and is recognized as revenue on a straight-line basis over the 20-year agreement term. All shares are subject to a one year restriction on transfer from the date they are received. On May 5, 2020, Flutter Entertainment PLC (“Flutter”) completed the acquisition of all of the issued and outstanding common shares of TSG in exchange for 0.2253 Flutter shares per common share of TSG.
As of September 30, 2020 and December 31, 2019, the fair value of unrestricted shares totaled $19 million and $14 million, respectively, net of cumulative unrealized gains of $9 million and $4 million, respectively, and is included in Prepayments and other current assets on the Consolidated Condensed Balance Sheet. In addition, as of September 30, 2020, the fair value of restricted shares in Flutter totaled $8 million, net of cumulative unrealized gains of $3 million, and is included in restricted cash and investments on the Consolidated Condensed Balance Sheet. The Company recorded unrealized gains of $5 million and $8 million during the three and nine months ended September 30, 2020, respectively, and unrealized loss of $2 million during the three months ended September 30, 2019. For the nine months ended September 30, 2019, the Company recorded an unrealized loss of less than a million.
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s captive insurance subsidiary and unrestricted shares acquired in conjunction with the Company’s sports betting agreements. These investments also include collateral for several escrow and trust agreements with third-party beneficiaries. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1), quoted prices of identical assets in inactive markets, or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts the Company would expect to receive if the Company sold these marketable securities.
Derivative Instruments
The Company does not purchase or hold any derivative financial instruments for trading purposes.
5% Convertible Notes - Derivative Liability
On October 6, 2017, Former Caesars issued $1.1 billion aggregate principal amount of 5% Convertible Notes.

The 5% Convertible Notes are convertible into the weighted average of the number of shares of Company Common Stock and amount of cash actually received per share by holders of common stock of Former Caesars that made elections for consideration in the Merger. As a result, the 5% Convertible Notes are convertible into a number of shares of Company Common Stock that is equal to approximately 0.014 shares of Company Common Stock and $1.17 of cash per $1.00 principal amount of 5% Convertible Notes. The 5% Convertible Notes are convertible at any time at the option of the holders thereof and, beginning in October 2020, are convertible at the option of the Company if the last reported sale price of Company Common Stock equals or exceeds 140% of the conversion price for the 5% Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. As of September 30, 2020, approximately $487 million of the 5% Convertible Notes have been converted into cash and shares resulting in a net gain of approximately $34 million which is recorded within other (loss) income on the Statement of Operations.
The outstanding balance of $607 million of which $10 million was held in trust as of September 30, 2020, would result in the issuance of an aggregate of 8.4 million shares of Company Common Stock and payment of $708 million upon conversion of the remaining outstanding 5% Convertible Notes. As of September 30, 2020, the remaining life of the 5% Convertible Notes is approximately 4 years.
Management analyzed the conversion features for derivative accounting consideration under ASC Topic 815, Derivatives and Hedging, (“ASC 815”) and determined that the 5% Convertible Notes contain bifurcated derivative features and qualify for derivative accounting. In accordance with ASC 815, the Company has bifurcated the conversion features of the 5% Convertible Notes and recorded a derivative liability. The 5% Convertible Notes derivative features are not designated as hedging instruments. The derivative features of the 5% Convertible Notes are carried on the Company’s Balance Sheet at fair value in Other long-term liabilities. The derivative liability is marked-to-market each measurement period and the changes in fair value as a result of fluctuations in the share price of our common stock resulted in a loss of $87 million for the three month ended September 30, 2020, which was recorded as a component of Other (loss) income in the Statement of Operations. The derivative liability associated with the 5% Convertible Notes will remain in effect until such time as the underlying convertible notes are exercised or terminated and the resulting derivative liability will be transitioned from a liability to equity as of such date.
Valuation Methodology
The 5% Convertible Notes had an initial face value of $1.1 billion, an initial term of 7 years, and a coupon rate of 5%.
As of September 30, 2020 we estimated the fair value of the 5% Convertible Notes using a market-based approach that incorporated the value of both the straight debt and conversion features of the 5% Convertible Notes. The valuation model incorporated actively traded prices of the 5% Convertible Notes as of the reporting date, and assumptions regarding the incremental cost of borrowing for CEI. The key assumption used in the valuation model is the actively traded price of 5% Convertible Notes and the incremental cost of borrowing is an indirectly observable input. The fair value for the conversion features of the 5% Convertible Notes is classified as Level 2 measurement.
Key Assumptions as of September 30, 2020:
•Actively traded price of 5% Convertible Notes - $193.00
•Incremental cost of borrowing - 6.0%
Forward contracts
In relation to the proposed acquisition of William Hill plc, on September 28, 2020, the Company entered into a foreign exchange forward contract to hedge the risk of appreciation of the GBP denominated purchase price. Under the agreement, the Company will purchase £1.3 billion at a contracted exchange rate. An unrealized loss of $5 million related to the change in fair value during the period from September 28, 2020 and September 30, 2020 was recorded in the consolidated condensed statement of operations. As of September 30, 2020, the forward derivative liability of $5 million was recorded in Other long-term liabilities. On October 1, 2020 the contract was cancelled.
On October 9, 2020, the Company entered into a foreign exchange forward contract to hedge the risk of appreciation of the GBP denominated purchase price. Under the agreement, the Company will purchase £536 million at a contracted exchange rate. The forward term of the contract ends on March 31, 2021.
Interest Rate Swap Derivatives
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of September 30, 2020, Former Caesars has entered into ten interest rate swap agreements to fix the interest rate on $3.0 billion of variable rate debt related to the CRC Credit Agreement. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense at settlement. Changes in the variable interest rates to be received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
The major terms of the interest rate swap agreements as of September 30, 2020 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of September 30, 2020	Maturity Date
12/31/2018	250	2.274%	0.156%	12/31/2022
12/31/2018	200	2.828%	0.156%	12/31/2022
12/31/2018	600	2.739%	0.156%	12/31/2022
1/1/2019	250	2.153%	0.156%	12/31/2020
1/1/2019	250	2.196%	0.156%	12/31/2021
1/1/2019	400	2.788%	0.156%	12/31/2021
1/1/2019	200	2.828%	0.156%	12/31/2022
1/2/2019	250	2.172%	0.156%	12/31/2020
1/2/2019	200	2.731%	0.156%	12/31/2020
1/2/2019	400	2.707%	0.156%	12/31/2021
Valuation Methodology
The estimated fair values of our interest rate swap derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. The interest rate swap derivative instruments are included in either Deferred charges and other assets or Deferred credits and other liabilities on our Balance Sheets. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. None of our derivative instruments are offset and all were classified as Level 2.
Financial Statement Effect
The effect of derivative instruments designated as hedging instruments on the Balance Sheet for amounts transferred into Accumulated other comprehensive income/(loss) (“AOCI”) before tax was a gain of $18 million during the three months ended September 30, 2020. AOCI reclassified to Interest expense on the Statements of Operations was $12 million for the three months ended September 30, 2020. The estimated amount of existing losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $62 million. As of September 30, 2020, the interest rate swaps derivative liability of $109 million was recorded in Other long-term liabilities.
Accumulated Other Comprehensive Income
The changes in AOCI by component, net of tax, for the period through September 30, 2020 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of December 31, 2019	$—	$—	$—
Other comprehensive income before reclassifications	2	1	3
Amounts reclassified from accumulated other comprehensive income	12	—	12
Total other comprehensive income, net of tax	14	1	15
Balances as of September 30, 2020	$14	$1	$15
Note 12. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Net (loss) income attributable to Caesars	$(926)	$37	$(1,202)	$94
Shares outstanding:
Weighted average shares outstanding – basic	152	78	104	78
Effect of dilutive securities:
Stock-based compensation awards	—	1	—	1
Weighted average shares outstanding – diluted	152	79	104	79
Basic (loss) income per share from continuing operations	$(6.09)	$0.48	$(11.55)	$1.21
Basic loss per share from discontinued operations	—	—	(0.01)	—
Net (loss) income per common share attributable to common stockholders – basic:	$(6.09)	$0.48	$(11.56)	$1.21
Diluted (loss) income per share from continuing operations	$(6.09)	$0.47	$(11.55)	$1.20
Diluted loss income per share from discontinued operations	—	—	(0.01)	—
Net (loss) income per common share attributable to common stockholders – diluted:	$(6.09)	$0.47	$(11.56)	$1.20
For a period in which the Company generated a net loss, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Stock-based compensation awards	3	—	7	—
5% Convertible notes	8	—	8	—
Total anti-dilutive common stock	11	—	15	—
Note 13. Litigation, Commitments and Contingencies
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
On July 14, 2020, the Company filed a lawsuit for damages and declaratory relief in state court in New York relating to a transfer fee of $50 million that was assessed by the Indiana Gaming Commission upon the Company’s purchase of Hoosier Park Racino and Casino in 2017 from Centaur Holdings, LLC. Contemporaneous with the filing of the lawsuit, the Company notified Centaur that it was withholding payment of $50 million from Centaur Holdings that was otherwise due as a portion of a deferred payment for the purchase from Centaur. In the lawsuit, the Company seeks a declaration from the Court that the Sellers are required to indemnify Caesars for its losses arising out of or relating to payment of the transfer fee and that the Company is entitled to offset the $50 million transfer fee against payments otherwise due to Centaur.
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
Contractual Commitments
The following contractual commitments were assumed by the Company associated with Former Caesars as result of the consummation of the Merger.

Extension of Casino Operating Contract and Ground Lease for Harrah’s New Orleans
On April 1, 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board (the “LGCB”), entered into an Amended and Restated Casino Operating Contract (as amended by a First Amendment to the Amended and Restated Casino Operating Contract dated April 9, 2020, the “Casino Operating Contract”) to amend and restate the casino operating contract between the Company and the LGCB with respect to Harrah’s New Orleans to, among other things: (a) extend the term of the Company’s authority to conduct gaming operations at Harrah’s New Orleans for thirty (30) years to 2054; (b) require the Company to make (i) a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024 (subject to extensions for force majeure events) (the “Capital Investment”), (ii) certain one-time payments totaling $65 million to the City of New Orleans (the “City”) and the State of Louisiana, (iii) annual payments totaling $9 million to the City and the State of Louisiana and (iv) an annual license payment of $3 million to the LGCB starting April 1, 2022; and (c) delay the date by which the Company must deliver certain payments to the State of Louisiana and the City primarily driven by the reopening date of the casino.
On April 3, 2020, the Company, New Orleans Building Corporation (“NOBC”) and the City (collectively, the “Ground Lease Parties”) entered into a Second Amended and Restated Lease Agreement (as amended by a letter agreement of the same date, the “Ground Lease”) to amend and restate the ground lease among the Ground Lease Parties with respect to Harrah’s New Orleans to, among other things: (a) require the Company to make (i) the Capital Investment, (ii) certain payments to the City as also required by the Casino Operating Contract and (iii) certain one-time payments totaling $29 million to NOBC; (b) increase the minimum amount of certain annual payments to be made by the Company to NOBC; (c) provide that NOBC approves (subject to the satisfaction of certain conditions) of (i) the consummation of the Merger and (ii) a sale-leaseback transaction between the Company and an affiliate of VICI; and (d) delay the date by which the Company must deliver certain payments to the City and NOBC primarily driven by the reopening date of the casino.
As certain operations have resumed at Harrah’s New Orleans, under Former Caesars, approximately $61 million was paid of which $47 million reflected additional gaming rights, and $14 million was operating costs, related to the payments described above. Subsequent to the Merger, the Company made additional payments totaling approximately $20 million of additional gaming rights as of, or for the period ended, September 30, 2020, related to the payments described above.
Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports leagues and teams, sporting event facilities and sports television networks for tickets, suites, and advertising, marketing, promotional and sponsorship opportunities. As of September 30, 2020, obligations related to these agreements were $318 million with contracts extending through 2035. We recognize expenses in the period services are rendered in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement. On September 1, 2020, we amended our agreement with Turner Sports, Inc. for advertising and televised specials. On September 10, 2020, the Company entered into a multi-year agreement with ESPN including link integrations from ESPN’s website and app to sportsbooks with our sports betting partner, William Hill.
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance. Our total estimated self-insurance liability was $235 million as of September 30, 2020.
Due to the novel nature of the disruption resulting from the COVID-19 public health emergency, actuarial data is limited for determining its effect. The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future. Alternatively, as a result of the current work stoppages, a reduction of claims in future periods could be beneficial to our financial condition and results of operations.
Contingent Liabilities
Uncertainties
Since 2009, Harrah’s New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2016. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation. On July 2, 2019, the judge denied Harrah’s New Orleans’ motion for partial summary judgment and granted the Department of Revenue’s (the “Department”) partial motion for summary judgment, finding that Harrah’s New Orleans owes state sales taxes, as well as district and New Orleans occupancy taxes to the Department on all discounted or complimentary rooms furnished by Harrah’s New Orleans to patrons or guests at Harrah’s New Orleans hotel and certain third party hotels. On September 3, 2019, Harrah’s New Orleans filed a Motion for Suspensive Appeal, which was granted. Harrah’s filed its reply on February 3, 2020. Oral argument was on February 20, 2020. Under Former Caesars, $9 million has been paid under protest and is being held in escrow by the Department. Harrah’s New Orleans had accrued contingent liabilities of $42 million on September 30, 2020.
Weather disruption - Lake Charles
On August 27, 2020 Hurricane Laura made landfall on Lake Charles as a Category 4 storm. The hurricane severely damaged the Isle of Capri Casino Lake Charles and the Company has recorded an insurance receivable of $31 million, of which $15 million related to fixed asset impairments and $16 million related to remediation costs and repairs that have been incurred in the three months ended September 30, 2020. The property has remained closed.
Note 14. Related Affiliates
REI
As of September 30, 2020, Recreational Enterprises, Inc. (“REI”) owned approximately 5.1% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. During the nine months ended September 30, 2020 and 2019, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives, and the CSY Lease listed below.
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Rent pursuant to the CSY Lease is $0.6 million annually and paid quarterly during the year. As of September 30, 2020 and December 31, 2019, there were no amounts due to or from CSY.
Transactions with Horseshoe Baltimore
The Company holds an interest in Horseshoe Baltimore of approximately 44.3% which is accounted for as an equity method investment and is considered to be a related party. These related party transactions include items such as casino management fees, reimbursement of various costs incurred by CEOC, LLC on behalf of Horseshoe Baltimore, and the allocation of other general corporate expenses. A summary of the transactions with Horseshoe Baltimore is provided in the table below.

(In millions)	Three Months Ended September 30, 2020
Transactions with Horseshoe Baltimore
Management fees	$2
Allocated expenses	1
Due from/to Affiliates
Amounts due from or to affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among the Company’s consolidated entities.
As of September 30, 2020 and December 31, 2019, Due from affiliates, net was $37 million and $4 million, respectively, and represented transactions with Horseshoe Baltimore and William Hill.
Note 15. Segment Information
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Merger, our principal operating activities occurred in five geographic regions and reportable segments: West, Midwest, South, East and Central. Following the Merger, the Company’s principal operating activities occur in three regionally-focused and reportable segments. The reportable segments are based on the similar characteristics of the operating segments within the regions in which they operate: (1) Las Vegas, (2) Regional, and (3) Managed, International, CIE, in addition to Corporate and Other. See table below for a summary of these segments. Also, see Note 4 and Note 7 for a discussion of the impairment of intangibles and long-lived assets related to certain segments.
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of September 30, 2020:

Las Vegas		Regional			Managed, International, CIE
(a)	Bally’s Las Vegas	Eldorado Resort Casino Reno	(a)	Harrah’s Atlantic City		International
(a)	The Cromwell	Silver Legacy Resort Casino	(a)	Harrah’s Laughlin	(a)	Caesars Cairo
(a)	Flamingo Las Vegas	Circus Circus Reno	(a)	Harrah’s New Orleans	(a)	Ramses Casino
(a)	The LINQ Hotel & Casino	MontBleu Casino Resort & Spa (c)	(a)	Hoosier Park (f)	(a)	Emerald Casino Resort (b)
(a)	Paris Las Vegas	Tropicana Laughlin Hotel & Casino	(a)	Indiana Grand (g)	(a)	Alea Glasgow (b)
(a)	Planet Hollywood Resort & Casino	Isle Casino Hotel - Blackhawk	(a)	Bally’s Atlantic City (b)	(a)	Alea Nottingham (b)
(a)	Caesars Palace Las Vegas	Lady Luck Casino - Black Hawk	(a)	Caesars Atlantic City	(a)	The Empire Casino (b)
(a)	Harrah’s Las Vegas	Isle Casino Waterloo	(a)	Caesars Southern Indiana (e)(b)	(a)	Manchester235 (b)
(a)	Rio All-Suite Hotel & Casino	Isle Casino Bettendorf	(a)	Harrah’s Council Bluffs	(a)	Playboy Club London (b)
		Isle of Capri Casino Boonville	(a)	Harrah’s Gulf Coast	(a)	Rendezvous Brighton (b)
		Isle of Capri Casino Kansas City (d)	(a)	Harrah’s Joliet	(a)	Rendezvous Southend-on-Sea (j)(b)
		Isle Casino Racing Pompano Park	(a)	Harrah’s Lake Tahoe	(a)	The Sportsman (b)
		Eldorado Resort Casino Shreveport (c)	(a)	Harrah’s Louisiana Downs (h)(b)		Managed
		Isle of Capri Casino Hotel Lake Charles	(a)	Harrah’s Metropolis	(a)	Harrah’s Ak-Chin
		Belle of Baton Rouge Casino & Hotel	(a)	Harrah’s North Kansas City	(a)	Harrah’s Cherokee
		Isle of Capri Casino Lula	(a)	Harrah’s Philadelphia	(a)	Harrah’s Cherokee Valley River
		Lady Luck Casino Vicksburg (d)	(a)	Harrah’s Reno (i)(b)	(a)	Harrah’s Resort Southern California
		Trop Casino Greenville	(a)	Harveys Lake Tahoe	(a)	Horseshoe Baltimore (k)
		Eldorado Gaming Scioto Downs	(a)	Horseshoe Bossier City	(a)	Caesars Windsor
		Tropicana Casino and Resort, Atlantic City	(a)	Horseshoe Council Bluffs	(a)	Kings & Queens Casino
		Grand Victoria Casino	(a)	Horseshoe Hammond (e)(b)	(a)	Caesars Dubai
		Lumière Place Casino	(a)	Horseshoe Tunica		CIE
		Tropicana Evansville (e)			(a)	Caesars Interactive Entertainment
___________________
(a)These properties were acquired from the Merger with Former Caesars on July 20, 2020.
(b)As a result of the Merger, the sales of these properties met the requirements for presentation as discontinued operations as of September 30, 2020.
(c)In April 2020, the Company entered into an agreement to sell Eldorado Shreveport and MontBleu, which are expected to close in the first quarter of 2021. As of September 30, 2020, the properties’ assets and liabilities were classified as held for sale.
(d)Kansas City and Vicksburg were sold on July 1, 2020.
(e)On October 27, 2020, the Company entered into an agreement to sell Evansville, which is expected to close mid-2021. In addition, the Company plans to enter into an agreement to divest of Caesars Southern Indiana and Horseshoe Hammond prior to December 31, 2020. As of September 30, 2020, Evansville’s assets and liabilities were classified as held for sale.
(f)Hoosier Park includes operations of our off-track betting locations, Winner’s Circle Indianapolis and Winner’s Circle New Haven.
(g)Indiana Grand includes operations of our off-track betting location, Winner’s Circle Clarksville.
(h)On September 3, 2020, the Company entered into an agreement to sell Harrah’s Louisiana Downs, which is expected to close in the first half of 2021.
(i)Harrah’s Reno was sold on September 30, 2020.
(j)Rendezvous Southend-on-Sea permanently closed in June 2020 following the recent closure due to the COVID-19 public health emergency.
(k)As of September 30, 2020, Horseshoe Baltimore was 44.3% owned and held as an equity-method investment.
In addition to our properties listed above, other domestic and international properties, including Harrah’s Northern California, are authorized to use the brands and marks of Caesars Entertainment, Inc. We also own the CAESARS FORUM conference center, which is a 550,000 sq. ft. conference center with 300,000 sq. ft. of flexible meeting space and two of the largest pillarless ballrooms.
“Corporate and Other” includes parent other adjustments and eliminations to reconcile to consolidated Caesars results.
The following table sets forth, for the periods indicated, certain operating data for the Company’s three reportable segments. We recast previously reported segment amounts to conform to the way management assesses results and allocates resources for the current year.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Revenues and expenses
Las Vegas:
Net revenues	$304	$—	$304	$—
Net loss attributable to Caesars	(162)	—	(162)	—
Adjusted EBITDA	43	—	43	—
Regional:
Net revenues	1,000	661	1,596	1,930
Net (loss) income attributable to Caesars	47	117	(175)	300
Adjusted EBITDA	331	205	439	569
Managed, International, CIE:
Net revenues	69	—	69	—
Net income attributable to Caesars	3	—	3	—
Adjusted EBITDA	18	—	18	—
Corporate and Other:
Net revenues	4	2	8	6
Net loss attributable to Caesars	(814)	(80)	(868)	(206)
Adjusted EBITDA	(41)	(8)	(59)	(27)
Total
Net revenues	$1,377	$663	$1,977	$1,936
Net (loss) income attributable to Caesars	$(926)	$37	$(1,202)	$94
Adjusted EBITDA	$351	$197	$441	$542
Adjusted EBITDA - By Segment
Adjusted EBITDA is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, and (iv) certain items that we do not consider indicative of its ongoing operating performance at an operating property level.
In evaluating Adjusted EBITDA you should be aware that, in the future, we may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Adjusted EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income/(loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies within the industry. Adjusted EBITDA is included because management uses Adjusted EBITDA to measure performance and allocate resources, and believes that Adjusted EBITDA provides investors with additional information consistent with that used by management.

	Three Months Ended September 30, 2020
(In millions)	Las Vegas	Regional	Managed, International, CIE	Corporate and Other	Total
Net (loss) income attributable to Caesars	$(162)	$47	$3	$(814)	$(926)
Net income attributable to noncontrolling interests	—	1	—	—	1
Net (income) loss from discontinued operations	—	(9)	10	—	1
Interest expense, net	92	157	—	224	473
Provision for income taxes (a)	—	—	—	135	135
Other loss (b)	—	—	—	164	164
Depreciation and amortization	91	117	—	15	223
Stock-based compensation	3	4	—	38	45
Transaction costs and other operating costs (c)	19	7	5	188	219
Other items (d)	—	7	—	9	16
Adjusted EBITDA	$43	$331	$18	$(41)	$351

	Three Months Ended September 30, 2019
(In millions)	Las Vegas	Regional	Managed, International, CIE	Corporate and Other	Total
Net (loss) income attributable to Caesars	$—	$117	$—	$(80)	$37
Provision for income taxes (a)	—	—	—	18	18
Other income	—	—	—	(2)	(2)
Interest expense, net	—	35	—	37	72
Depreciation and amortization	—	51	—	2	53
Transaction costs and other operating costs	—	—	—	14	14
Stock-based compensation expense	—	—	—	4	4
Other items (d)	—	2	—	(1)	1
Adjusted EBITDA	$—	$205	$—	$(8)	$197

	Nine Months Ended September 30, 2020
(In millions)	Las Vegas	Regional	Managed, International, CIE	Corporate and Other	Total
Net (loss) income attributable to Caesars	$(162)	$(175)	$3	$(868)	$(1,202)
Net income attributable to noncontrolling interests	—	1	—	—	1
Net (income) loss from discontinued operations	—	(9)	10	—	1
Provision for income taxes (a)	—	—	—	64	64
Other loss (b)	—	—	—	174	174
Interest expense, net	92	229	—	287	608
Depreciation and amortization	91	213	—	18	322
Impairment charges	—	161	—	—	161
Transaction costs and other operating costs (c)	19	8	5	210	242
Stock-based compensation expense	3	4	—	48	55
Other items (d)	—	7	—	8	15
Adjusted EBITDA	$43	$439	$18	$(59)	$441

	Nine Months Ended September 30, 2019
(In millions)	Las Vegas	Regional	Managed, International, CIE	Corporate and Other	Total
Net (loss) income attributable to Caesars	$—	$300	$—	$(206)	$94
Provision for income taxes (a)	—	—	—	39	39
Other loss	—	—	—	1	1
Interest expense, net	—	103	—	114	217
Depreciation and amortization	—	162	—	5	167
Impairment charges	—	—	—	1	1
Transaction costs and other operating costs	—	1	—	1	2
Stock-based compensation expense	—	—	—	16	16
Other items (d)	—	3	—	2	5
Adjusted EBITDA	$—	$569	$—	$(27)	$542
____________________
(a)Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas, Regional, and Managed, International, CIE segments.
(b)Other loss for three and nine months ended September 30, 2020 primarily represents loss on early repayment of debt in connection with the consummation of the Merger and unrealized loss on the change in fair value of the derivative liability related to the 5% Convertible Notes, slightly offset by a gain on William Hill UK and Flutter stock and a realized gain on conversion of the 5% Convertible Notes.
(c)Transaction costs and other operating costs for the three and nine months ended September 30, 2020 primarily represent costs related to the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
(d)Other items represent internal labor charges related to certain departed executives, retention bonuses, business optimization expenses and contract labor.

	Nine Months Ended September 30,
(In millions)	2020	2019
Capital Expenditures, Net
Las Vegas	$16	$—
Regional (a)	62	131
Managed, International, CIE (a)	1	—
Corporate and Other	19	4
Total	$98	$135
___________________
(a)Includes $4 million of capital expenditures related to properties classified as discontinued operations.

	Balance Sheet as of
(In millions)	September 30, 2020	December 31, 2019
Total Assets
Las Vegas	$21,552	$—
Regional	14,096	6,787
Managed, International, CIE	604	—
Corporate and Other	(13)	(1,146)
Total	$36,239	$5,641

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion together with the financial statements, including the related notes and the other financial information, contained in this Quarterly Report on Form 10-Q.
Caesars Entertainment, Inc., a Delaware corporation formerly known as Eldorado Resorts, Inc. (“ERI” or “Eldorado”), is referred to as the “Company,” “CEI,” “Caesars,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.”
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. We partnered with MGM Resorts International to build Silver Legacy Resort Casino in Reno, Nevada in 1993 and, beginning in 2005, we grew through a series of acquisitions, including the acquisition of Eldorado Shreveport in 2005, MTR Gaming Group, Inc. in 2014, Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International in 2015, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Grand Victoria Casino (“Elgin”) and Tropicana Entertainment, Inc. (“Tropicana”) in 2018.
On July 20, 2020, we completed the merger with Caesars Entertainment Corporation (“Former Caesars”) pursuant to which Former Caesars became our wholly-owned subsidiary (the “Merger”). As a result of the Merger, we currently own, lease or manage an aggregate of 56 domestic properties in 16 states with approximately 67,200 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 3,500 table games and approximately 48,800 hotel rooms as of September 30, 2020. We also have international operations in five countries outside of the U.S. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Upon completion of our previously announced sales, or expected sales, of certain gaming properties, we expect that we will continue to own, lease or manage 51 properties. Our primary source of revenue is generated by gaming operations, and we utilize our hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to our properties.
In connection with the Merger, Caesars Entertainment Corporation changed its name to “Caesars Holdings, Inc.” and Eldorado Resorts, Inc. converted into a Delaware corporation and changed its name to “Caesars Entertainment, Inc.” In addition, effective as of July 21, 2020 our ticker symbol on the NASDAQ Stock Market changed from “ERI” to “CZR”. In connection with the Merger, we also entered into a Master Transaction Agreement (the “MTA”) with VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to which, among other things, we agreed to consummate certain sale and leaseback transactions and amend certain lease agreements with VICI and/or its affiliates, with respect to certain property described in the MTA.
As of September 30, 2020, we owned 23 of our casinos and leased 28 casinos in the U.S. We have leases with GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”), including our Master Lease that we entered into in connection with the Tropicana Acquisition on October 1, 2018 (as amended, the “GLPI Master Lease”) and our Lumiere lease. Six of the leased casinos are subject to leases with GLPI, and we lease an additional 22 casinos from other third parties, including VICI. See descriptions under the “GLPI Master Lease” and “VICI Leases”.
We periodically divest of assets in order to raise capital or as a result of a determination that the assets are not core to our business. We also divested certain assets, and are required to divest additional assets, in connection with regulatory approvals related to closing of the Merger. A summary of recently completed and planned divestitures of our properties as of September 30, 2020 is as follows:

Segment	Property	Date Sold	Location
Regional	Presque Isle Downs & Casino (“Presque”)	January 11, 2019	Pennsylvania
Regional	Lady Luck Casino Nemacolin (“Nemacolin”)	March 8, 2019	Pennsylvania
Regional	Mountaineer Casino, Racetrack and Resort (“Mountaineer”)	December 6, 2019	West Virginia
Regional	Isle Casino Cape Girardeau (“Cape Girardeau”)	December 6, 2019	Missouri
Regional	Lady Luck Casino Caruthersville (“Caruthersville”)	December 6, 2019	Missouri
Regional	Isle of Capri Casino Kansas City (“Kansas City”)	July 1, 2020 (a)	Missouri
Regional	Lady Luck Casino Vicksburg (“Vicksburg”)	July 1, 2020 (a)	Mississippi
Regional	Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)	N/A (b)	Louisiana
Regional	MontBleu Casino Resort & Spa (“MontBleu”)	N/A (b)	Nevada
Regional	Tropicana Evansville (“Evansville”)	N/A (c)	Indiana

Discontinued operations (d):
Regional	Harrah’s Reno	September 30, 2020 (e)	Nevada
Regional	Bally’s Atlantic City	N/A (f)	New Jersey
Regional	Harrah’s Louisiana Downs Casino, Racing & Entertainment (“Harrah’s Louisiana Downs”)	N/A (g)	Louisiana
Regional	Caesars Southern Indiana	N/A (c)	Indiana
Regional	Horseshoe Hammond	N/A (c)	Indiana
Managed, International, CIE	Emerald Resort & Casino	N/A	South Africa
Managed, International, CIE	Caesars Entertainment UK	N/A	United Kingdom
(a)We closed the sales of Kansas City and Vicksburg on July 1, 2020 and recorded a gain of approximately $8 million during the quarter ended September 30, 2020.
(b)On April 24, 2020, we entered into a definitive purchase agreement with Twin River Worldwide Holdings, Inc. (“Twin River”) and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu for aggregate consideration of $155 million, subject to a working capital adjustment. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and Eldorado Shreveport and MontBleu are expected to close in the first quarter of 2021. Eldorado Shreveport and MontBleu met the requirements for presentation as assets held for sale under generally accepted accounting principles as of September 30, 2020. In conjunction with the classification of MontBleu’s operations as assets held for sale as a result of the announced sale, an impairment charge totaling $45 million was recorded during the nine months ended September 30, 2020 due to the carrying value exceeding the estimated net sales proceeds.
(c)In connection with its review of the Merger, the Indiana Gaming Commission determined on July 16, 2020 that we are required to divest three properties within the state of Indiana in order to avoid undue economic concentrations as conditions to the Indiana Gaming Commission’s approval of the Merger. On October 27, 2020, the Company entered into an agreement to sell Evansville to GLPI and Twin River for $480 million in cash, subject to a customary working capital adjustment. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in mid-2021. In addition, we plan to enter into agreements to divest of Caesars Southern Indiana, and Horseshoe Hammond prior to December 31, 2020. Evansville met the requirements for presentation as assets held for sale under generally accepted accounting principles as of September 30, 2020. See (d) below for Caesars Southern Indiana, and Horseshoe Hammond.
(d)These Former Caesars properties met, or are expected to meet within a short period of time, held for sale criteria as of the acquisition date. The sales of these properties have or are expected to close within one year from the date of the closing of the Merger and the properties are classified as discontinued operations.
(e)On September 30, 2020, we and VICI completed the sale of Harrah’s Reno to an affiliate of CAI Investments for $42 million, which proceeds were split between us and VICI. We received approximately $8 million of net proceeds.
(f)On April 24, 2020, Former Caesars reached an agreement with VICI to sell Bally’s Atlantic City Hotel & Casino to Twin River for approximately $25 million. Caesars will receive approximately $6 million from the sale. In addition, on October 9, 2020, we reached an agreement to sell the Bally’s brand to Twin River for $20 million, while retaining the right to use the brand within Bally’s Las Vegas into perpetuity.

(g)On September 3, 2020, we and VICI entered into agreement to sell Harrah’s Louisiana Downs with Rubico Acquisition Corp. for $22 million, subject to a customary working capital adjustment, where the proceeds will be split between us and VICI. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the first half of 2021.
Merger Related Activities
Merger with Caesars Entertainment Corporation
On July 20, 2020, the Merger was consummated and Former Caesars became a wholly-owned subsidiary of ours. The strategic rationale for the Merger includes, but is not limited to, the following:
•Creation of the largest owner, operator and manager of domestic gaming assets
•Diversification of the Company’s domestic footprint
•Access to iconic brands, rewards programs and new gaming opportunities expected to enhance customer experience
•Realization of significant identified synergies
Based on the closing price of $38.24 per share of the Company’s common stock, par value $0.00001 per share (“Company Common Stock”), reported on NASDAQ on July 20, 2020, the aggregate implied value of the aggregate merger consideration paid to former holders of Former Caesars common stock in connection with the Merger was approximately $8.5 billion, including approximately $2.4 billion in the Company Common Stock and approximately $6.1 billion in cash. The aggregate merger consideration transferred also included approximately $2.4 billion related to the repayment of certain outstanding debt balances of Former Caesars and approximately $48 million of other consideration paid, which includes $19 million related to a transaction success fee, for the benefit of Former Caesars, and $29 million for the replacement of equity awards of certain employees attributable to services provided prior to the Merger.
Pursuant to the Merger, each share of Former Caesars common stock was converted into the right to receive, at the election of the holder thereof and subject to proration, approximately $12.41 of cash consideration or approximately 0.3085 shares of Company Common Stock, with a value equal to approximately $12.41 in cash (based on the volume weighted average price per share of Company Common Stock for the 10 trading days ending on July 16, 2020). Following the consummation of the Merger, stockholders of the Company and stockholders of Former Caesars held approximately 61% and 39%, respectively, of the outstanding shares of Company Common Stock.
We recognized acquisition-related transaction costs of $107 million and $129 million for the three and nine months ended September 30, 2020, respectively, and $13 million and $17 million for the three and nine months ended September 30, 2019, respectively.
Partnerships and Acquisition Opportunities
William Hill
In September 2018, we entered into a 25-year agreement, which became effective January 2019, with William Hill plc and William Hill U.S. Holdco, Inc. (“William Hill US”), its U.S. subsidiary (together, “William Hill”) pursuant to which we (i) granted to William Hill the right to conduct betting activities, including operating sportsbooks, in retail channels and under our first skin and third skin for online channels with respect to our current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing our second skin available with respect to properties in such territories. Pursuant to the terms of the agreement, we received a 20% ownership interest in William Hill US valued at approximately $129 million as well as 13 million ordinary shares of William Hill plc with an initial value of approximately $27 million upon closing of the transaction in January 2019. Our profit and losses attributable to William Hill US are included in Transaction costs and other operating costs on the Consolidated Condensed Statements of Operations. We granted William Hill the right to the use of certain skins in exchange for an equity method investment. The fair value of the William Hill US and William Hill plc shares received has been deferred and is recognized as revenue on a straight-line basis over the 25-year agreement term. The amortization of deferred revenues associated with our equity interests is included in other revenue within our Corporate and Other segment. Additionally, we receive a profit share from the operations of betting and other gaming activities associated with our properties.
On September 30, 2020, we announced that we had reached an agreement with William Hill plc on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill plc, in an all-cash transaction of approximately £2.9 billion, or $3.7 billion. The transaction is conditioned on, among other things, the approval of William Hill plc shareholders and receipt of required regulatory approvals. To provide liquidity to fund the cash purchase price for the proposed acquisition, we entered into various financing transactions. On September 25, 2020, we borrowed $900 million under the CEI Revolving Credit Facility (defined below), which was repaid subsequent to September 30, 2020. On September 28, 2020, we deposited $2.1 billion, which included borrowings under the CEI Revolving Credit Facility, into an escrow account related to the William Hill offer. As of September 30, 2020, these funds in escrow were classified as restricted cash until certain regulatory approvals were received. In addition, on October 1, 2020, we raised an additional $1.9 billion through a public offering of Company Common Stock.
In connection with the proposed acquisition of William Hill plc, on September 29, 2020, the Company entered into a debt financing commitment letter pursuant to which the lenders party thereto have committed to arrange and provide a newly formed subsidiary of the Company with (a) a £1.0 billion senior secured 540-day bridge loan facility, (b) a £116 million senior secured 540-day revolving credit facility and (c) a £503 million senior secured 60-day bridge loan facility (collectively, the "Debt Financing"). The proceeds of the Debt Financing will be used (i) to pay a portion of the cash consideration for the proposed acquisition, (ii) to refinance certain of William Hill plc's and its subsidiaries' existing debt, (iii) to pay fees and expenses related to the acquisition and related transactions and (iv) for working capital and general corporate purposes.
In order to manage the risk of appreciation of the GBP denominated purchase price the Company has entered into foreign exchange forward contracts.
In connection with the Debt Financing on October 6, 2020, our newly formed subsidiary entered into a £1.5 billion Interim Facilities Agreement with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A. to provide: (a) a 540-day £1.0 billion asset sale bridge facility and (b) a 60-day £503 million cash confirmation bridge facility. Upon receipt of regulatory approvals, the restriction on the $2.1 billion funded as of September 30, 2020 was released and we transferred $1.4 billion of cash into our operating accounts and the outstanding balance of the CEI Revolving Credit Facility was repaid in full. Approximately $598 million of cash remains in an unrestricted account.
The Stars Group/Flutter Entertainment
In November 2018, we entered into a 20-year agreement with The Stars Group Inc. (“TSG”) pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to our properties in the United States. Under the terms of the agreement, we received 1 million TSG common shares. The fair value of the shares received has been deferred and is recognized as revenue on a straight-line basis over the 20-year agreement term. All shares are subject to a one year restriction on transfer from the date they are received. On May 5, 2020, Flutter Entertainment PLC (“Flutter”) completed the acquisition of all of the issued and outstanding common shares of TSG in exchange for 0.2253 Flutter shares per common share of TSG. In addition, we will receive a revenue share from the operation of the applicable verticals by TSG under our licenses.
Reportable Segments
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of September 30, 2020:

Las Vegas		Regional			Managed, International, CIE
(a)	Bally’s Las Vegas	Eldorado Resort Casino Reno	(a)	Harrah’s Atlantic City		International
(a)	The Cromwell	Silver Legacy Resort Casino	(a)	Harrah’s Laughlin	(a)	Caesars Cairo
(a)	Flamingo Las Vegas	Circus Circus Reno	(a)	Harrah’s New Orleans	(a)	Ramses Casino
(a)	The LINQ Hotel & Casino	MontBleu Casino Resort & Spa (c)	(a)	Hoosier Park (f)	(a)	Emerald Casino Resort (b)
(a)	Paris Las Vegas	Tropicana Laughlin Hotel & Casino	(a)	Indiana Grand (g)	(a)	Alea Glasgow (b)
(a)	Planet Hollywood Resort & Casino	Isle Casino Hotel - Blackhawk	(a)	Bally’s Atlantic City (b)	(a)	Alea Nottingham (b)
(a)	Caesars Palace Las Vegas	Lady Luck Casino - Black Hawk	(a)	Caesars Atlantic City	(a)	The Empire Casino (b)
(a)	Harrah’s Las Vegas	Isle Casino Waterloo	(a)	Caesars Southern Indiana (e)(b)	(a)	Manchester235 (b)
(a)	Rio All-Suite Hotel & Casino	Isle Casino Bettendorf	(a)	Harrah’s Council Bluffs	(a)	Playboy Club London (b)
		Isle of Capri Casino Boonville	(a)	Harrah’s Gulf Coast	(a)	Rendezvous Brighton (b)
		Isle of Capri Casino Kansas City (d)	(a)	Harrah’s Joliet	(a)	Rendezvous Southend-on-Sea (j)(b)
		Isle Casino Racing Pompano Park	(a)	Harrah’s Lake Tahoe	(a)	The Sportsman (b)

Eldorado Resort Casino Shreveport (c)	(a)	Harrah’s Louisiana Downs (h)(b)		Managed
Isle of Capri Casino Hotel Lake Charles	(a)	Harrah’s Metropolis	(a)	Harrah’s Ak-Chin
Belle of Baton Rouge Casino & Hotel	(a)	Harrah’s North Kansas City	(a)	Harrah’s Cherokee
Isle of Capri Casino Lula	(a)	Harrah’s Philadelphia	(a)	Harrah’s Cherokee Valley River
Lady Luck Casino Vicksburg (d)	(a)	Harrah’s Reno (i)(b)	(a)	Harrah’s Resort Southern California
Trop Casino Greenville	(a)	Harveys Lake Tahoe	(a)	Horseshoe Baltimore (k)
Eldorado Gaming Scioto Downs	(a)	Horseshoe Bossier City	(a)	Caesars Windsor
Tropicana Casino and Resort, Atlantic City	(a)	Horseshoe Council Bluffs	(a)	Kings & Queens Casino
Grand Victoria Casino	(a)	Horseshoe Hammond (e)(b)	(a)	Caesars Dubai
Lumière Place Casino	(a)	Horseshoe Tunica		CIE
Tropicana Evansville (e)			(a)	Caesars Interactive Entertainment
___________________
(a)These properties were acquired from the Merger with Former Caesars on July 20, 2020.
(b)As a result of the Merger, the sales of these properties met the requirements for presentation as discontinued operations as of September 30, 2020.
(c)In April 2020, the Company entered into an agreement to sell Eldorado Shreveport and MontBleu, which are expected to close in the first quarter of 2021. As of September 30, 2020, the properties’ assets and liabilities were classified as held for sale.
(d)Kansas City and Vicksburg were sold on July 1, 2020.
(e)On October 27, 2020, the Company entered into an agreement to sell Evansville, which is expected to close mid-2021. In addition, the Company plans to enter into an agreement to divest of Caesars Southern Indiana, and Horseshoe Hammond prior to December 31, 2020. As of September 30, 2020, Evansville’s assets and liabilities were classified as held for sale.
(f)Hoosier Park includes operations of our off-track betting locations, Winner’s Circle Indianapolis and Winner’s Circle New Haven.
(g)Indiana Grand includes operations of our off-track betting location, Winner’s Circle Clarksville.
(h)On September 3, 2020, the Company entered into an agreement to sell Harrah’s Louisiana Downs, which is expected to close in the in the first half of 2021.
(i)Harrah’s Reno was sold on September 30, 2020.
(j)Rendezvous Southend-on-Sea permanently closed in June 2020 following the recent closure due to the COVID-19 public health emergency.
(k)As of September 30, 2020, Horseshoe Baltimore was 44.3% owned and held as an equity-method investment.
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Merger, our principal operating activities occurred in five geographic regions and reportable segments: West, Midwest, South, East and Central. Following the Merger, our principal operating activities occur in three regionally-focused reportable segments. The reportable segments continue to be based on the similar characteristics of the operating segments within the regions in which they operate and align with the way management assesses these results and allocates resources. The Company’s reportable segments are: (1) Las Vegas, (2) Regional, and (3) Managed, International, CIE, in addition to Corporate and Other.
Presentation of Financial Information
The financial information included in this Item 2 for the period after our acquisition of Former Caesars on July 20, 2020 is not fully comparable to the periods prior to the acquisition. In addition, the presentation of financial information herein for the periods after our sales of Presque and Nemacolin on January 11, 2019 and March 8, 2019, respectively, our sales of Mountaineer, Cape Girardeau and Caruthersville on December 6, 2019, and our sales of Kansas City and Vicksburg on July 1, 2020 are not fully comparable to the periods prior to their respective sale dates.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. Our historical operating results may not be indicative of our future results of operations because of these factors and the changing competitive landscape in each of our markets, as well as by factors discussed elsewhere herein. We recommend that you read this MD&A in conjunction with our unaudited consolidated condensed financial statements and the notes to those statements included in this Quarterly Report on Form 10-Q.

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
Other Recent Developments and Significant Factors Impacting Financial Results
The following summary highlights recent developments and significant factors impacting our financial results for the three and nine months ended September 30, 2020 and 2019.
•COVID-19 Public Health Emergency – In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and has since spread throughout much of the world, including the United States. All of our casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of the COVID-19 public health emergency. On May 15, 2020, we began reopening our properties and have resumed certain operations at all of our properties as of September 30, 2020, with the exception of The Cromwell, Planet Hollywood Resort and Casino (“Planet Hollywood”), Rio All-Suite Hotel & Casino (“Rio”), and Caesars Windsor. Planet Hollywood and Caesars Windsor reopened on October 8, 2020 and The Cromwell reopened on October 29, 2020. The COVID-19 public health emergency has had a material adverse effect on our business, financial condition and results of operations for the three and nine months ended September 30, 2020. We continued to pay our full-time employees through April 10, 2020, including tips and tokens. Effective April 11, 2020, we furloughed approximately 90% of our employees, implemented salary reductions and committed to continue to provide benefits to our employees through September 30, 2020. Subsequently, the benefit coverage for furloughed employees was extended indefinitely. A portion of our workforce has returned to service as the properties have resumed with limited capacities and in compliance with operating restrictions imposed by governmental or tribal orders, directives, and guidelines. Due to the impact of the ongoing COVID-19 public health emergency on our results of operations, we obtained waivers on the financial covenants in our former credit facility agreement and the GLPI Master Lease. Furthermore, we obtained waivers from VICI in relation to annual capital expenditure requirements under the leases with VICI.
The extent of the ongoing and future effects of the COVID-19 public health emergency on our business and the casino resort industry generally is uncertain, but we expect that it will continue to have a significant impact on our business, results of operations and financial condition. The extent and duration of the impact of COVID-19 will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak, restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders or additional restrictions in response to continued developments with the COVID-19 public health emergency, our ability to adapt to evolving operating procedures, the impact on consumer demand and discretionary spending, the length of time it takes for demand to return and our ability to adjust our cost structures for the duration of the outbreak’s effect on our operations.
•Caesars Acquisition – The Merger closed on July 20, 2020. Transaction costs related to our acquisition of Former Caesars totaled $107 million and $129 million for the three and nine months ended September 30, 2020, respectively, and $13 million and $17 million for the three and nine months ended September 30, 2019, respectively.
•Discontinued Operations – As result of the Merger, Former Caesars properties including Harrah’s Louisiana Downs, Caesars Southern Indiana, Horseshoe Hammond, Harrah’s Reno, Caesars UK group including Emerald Resort & Casino, and Bally’s Atlantic City have met, or are expected to meet within a short period of time, held for sale criteria as of the date of the closing of the Merger. The sales of these properties have or are expected to close within one year from the date of the closing of the Merger and the properties are classified as discontinued operations. Additionally, we closed the sale of Harrah’s Reno on September 30, 2020.
•Proposed William Hill Acquisition – On September 30, 2020, we announced that we had reached an agreement with William Hill plc on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill plc, in an all-cash transaction of approximately £2.9 billion, or $3.7 billion. The transaction is conditioned on, among other things, the approval of William Hill plc shareholders and receipt of required regulatory approvals.

•ESPN Agreement – On September 10, 2020, we entered into a multi-year agreement with ESPN including link integrations from ESPN’s website and app to sportsbooks with our sports betting partner, William Hill.
•Divestitures – We closed the sales of Kansas City and Vicksburg on July 1, 2020 and recorded a gain of approximately $8 million during the quarter ended September 30, 2020. We closed the sales of Presque and Nemacolin on January 11, 2019 and March 8, 2019, respectively, and recorded a net gain of $22 million. We closed the sales of Mountaineer, Cape Girardeau and Caruthersville on December 6, 2019 and recorded a net gain of $29 million during the fourth quarter of 2019. The properties that have been sold are collectively referred to as the “Divestitures.” In conjunction with the classification of MontBleu’s operations as assets held for sale as a result of the announced sale, an impairment charge totaling $45 million was recorded during the nine months ended September 30, 2020 due to the carrying value exceeding the estimated net sales proceeds. None of the sales listed met requirements for presentation as discontinued operations and are included in income from continuing operations for the periods prior to their respective closing dates.
•Impairment Charges – As a result of declines in recent performance and the expected impact on future cash flows as a result of COVID-19, we recognized impairment charges in our Regional segment related to goodwill and trade names totaling $100 million and $16 million, respectively, during the nine months ended September 30, 2020.
•Weather and Construction Disruption – Our Regional segment was negatively impacted by severe weather, including flooding, during the first quarter of 2019 compared to the same current year period. Additionally, our Regional segment was negatively impacted by disruption to our casino floor and hotel availability associated with renovation projects at our Black Hawk properties during the construction period from January to June 2019. In late August 2020, our Regional segment was negatively impacted by Hurricane Laura, causing severe damage to Isle of Capri Casino Hotel Lake Charles (“Lake Charles”), which remains temporarily closed. We recorded an insurance receivable of $31 million, of which $15 million related to fixed asset impairments and $16 million related to remediation costs and repairs that have been incurred in the three months ended September 30, 2020.
Results of Operations
The following table highlights the results of our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Net revenues:
Las Vegas	$304	$—	$304	$—
Regional	1,000	661	1,596	1,930
Managed, International, CIE	69	—	69	—
Corporate and Other (a)	4	2	8	6
Total	$1,377	$663	$1,977	$1,936

Net (loss) income	$(925)	$37	$(1,201)	$94

Adjusted EBITDA (b):
Las Vegas	$43	$—	$43	$—
Regional	331	205	439	569
Managed, International, CIE	18	—	18	—
Corporate and Other (a)	(41)	(8)	(59)	(27)
Total	$351	$197	$441	$542

Net (loss) income margin (c)	(67.2)%	5.6%	(60.7)%	4.9%
Adjusted EBITDA margin	25.5%	29.7%	22.3%	28.0%
___________________
(a)Corporate and Other includes revenues related to certain licensing revenue and various revenue sharing agreements. Expenses incurred for corporate activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property. The Other category also includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property.
(b)See the “Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)” discussion later in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net (loss) income to Adjusted EBITDA related margins.

(c)Net (loss) income margin is calculated as net (loss) income divided by net revenues.
Consolidated comparison of the three and nine months ended September 30, 2020 and 2019
Net Revenues
Net revenues were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2020	2019	Variance		2020	2019	Variance
Net Revenues:
Casino and pari-mutuel commissions	$919	$458	$461	100.7%	$1,360	$1,386	$(26)	(1.9)%
Food and beverage	125	78	47	60.3%	188	229	(41)	(17.9)%
Hotel	200	94	106	112.8%	257	237	20	8.4%
Other	133	33	100	*	172	84	88	104.8%
Net Revenues	$1,377	$663	$714	107.7%	$1,977	$1,936	$41	2.1%
___________________
*    Not meaningful.
Consolidated revenues increased for the three and nine months ended September 30, 2020 as a result of our acquisition of Former Caesars on July 20, 2020. This was offset by a decline in revenues associated with the COVID-19 public health emergency and, to a lesser extent, divestitures of certain properties discussed earlier. Both we and Former Caesars began temporarily closing our properties from mid-March 2020. We began reopening our properties on May 15, 2020. Former Caesars began opening properties on May 18, 2020. As of September 30, 2020, all but The Cromwell, Planet Hollywood, Rio and Caesars Windsor were reopened. Due to the impact of the COVID-19 public health emergency, including local and state regulations and the implementation of social distancing and health and safety protocols, our properties are subject to reduced gaming capacity and hotel occupancy, limited operation of food and beverage outlets, live entertainment events and group business. As a result, gaming revenue represents a larger portion of our total revenues following the reopening of our properties as compared to earlier periods, which we expect to continue until at least such time that social distancing and safety and health protocols, along with governmental capacity or other restrictions, are relaxed or no longer necessary.
Our diversified portfolio has yielded mixed results as the properties have reopened under the conditions noted above. Net revenues for properties which have historically relied on a local customer base, not dependent on air travel or convention business, showed a smaller decrease as compared to the three months ended September 30, 2019 results. These properties’ gaming and hotel revenues have historically been the largest portion of their total revenue. Properties in destination markets such as Las Vegas, Atlantic City, Northern Nevada and New Orleans, which have historically relied on a broader regional and national customer base or convention business have declined significantly from the prior year period. These properties have historically relied on a broader mix of revenue sources including convention, entertainment, and food and beverage offerings. As a result of reduced visitation, state and local restrictions on capacity, and social distancing and safety and health protocols, these sources of revenue have been materially reduced as compared to prior periods.
Operating Expenses
Operating expenses were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2020	2019	Variance		2020	2019	Variance
Operating Expenses:
Casino and pari-mutuel commissions	$461	$229	$232	101.3%	685	693	$(8)	(1.2)%
Food and beverage	91	60	31	51.7%	153	180	(27)	(15.0)%
Hotel	63	27	36	133.3%	91	76	15	19.7%
Other	52	12	40	*	62	34	28	82.4%
General and administrative	330	130	200	153.8%	495	381	114	29.9%
Corporate	90	13	77	*	120	51	69	135.3%
Impairment charges	—	—	—	*	161	1	160	*
Depreciation and amortization	223	53	170	*	322	167	155	92.8%
Transaction costs and other operating costs	219	14	205	*	242	2	240	*
Total operating expenses	$1,529	$538	$991	184.2%	$2,331	$1,585	$754	47.6%
___________________
*    Not meaningful.
Casino and pari-mutuel expenses consist primarily of salaries and wages associated with our gaming operations, marketing and promotions and gaming taxes. Hotel expenses consist principally of salaries, wages and supplies associated with our hotel operations. Food and beverage expenses consist principally of salaries and wages and costs of goods sold associated with our food and beverage operations. Other expenses consist principally of salaries and wages and costs of goods sold associated with our retail, entertainment and other operations.
Casino and pari-mutuel, hotel, food and beverage, and other expenses for the three and nine months ended September 30, 2020 increased year over year as a result of our acquisition of Former Caesars. This was offset as a result of the temporary closures of all of our properties due to the COVID-19 public health emergency, which reduced our salaries and wages, gaming taxes, costs of goods sold, and other expenses. As discussed above, our reopened properties are operating with reduced gaming and hotel capacity and limited food and beverage options. As such, our properties are operating with a reduced workforce, which resulted in decreased salaries and wages. In addition, our properties have reduced marketing and promotional spend, resulting in further declines in gaming expenses.
General and administrative expenses include items such as compliance, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, purchasing, human resources, legal and internal audit, and property taxes. Property, general and administrative expenses also include stock-based compensation expense for certain property executives, sports sponsorships and other marketing expenses not directly related to our gaming operations.
General and administrative expenses for the three and nine months ended September 30, 2020 increased year over year as the result of our acquisition of Former Caesars. This was offset by actions taken to reduce our cost structure while our properties were temporarily closed and during the period of reduced operations due to the impact of the COVID-19 public health emergency, which are discussed above and implemented.
For the three and nine months ended September 30, 2020 compared to the same prior year period, corporate expenses increased primarily due to the acquisition of Former Caesars offset by reductions in salaries and wages due to reductions in workforce implemented as a result of the impact of the COVID-19 public health emergency.
For the three and nine months ended September 30, 2020 compared to the same prior year period, depreciation and amortization expense increased mainly due to the acquisition of Former Caesars offset by ceasing depreciation and amortization expense on assets held for sale and the Divestitures.
For the three and nine months ended September 30, 2020 compared to the same prior year period, transaction costs and other operating costs increased primarily due to costs or fees incurred related to the Merger, various project exit fees and related write offs, and higher severance expense related to synergies with the Merger.

Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2020	2019	Variance		2020	2019	Variance
Other income (expenses)
Interest expense, net	$(473)	$(72)	$(401)	*	$(608)	$(217)	$(391)	(180.2)%
Loss on extinguishment of debt	(173)	(1)	(172)	*	(173)	(1)	(172)	*
Other (loss) income	9	3	6	200.0%	(1)	—	(1)	*
Provision for income taxes	(135)	(18)	(117)	*	(64)	(39)	(25)	(64.1)%
___________________
*    Not meaningful.
For the three and nine months ended September 30, 2020, interest expense, net increased year over year as a result of our acquisition of Former Caesars. Outstanding debt assumed, additional debt raised, and assumed financing obligations resulted in the increase in interest expense.
For the three and nine months ended September 30, 2020, the loss on extinguishment of debt increased year over year due to the payment of outstanding debt as a result of our acquisition of Former Caesars.
Segment comparison of the three and nine months ended September 30, 2020 and 2019
Las Vegas Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2020	2019	Variance		2020	2019	Variance
Revenues:
Casino and pari-mutuel commissions	$122	$—	$122	*	$122	$—	$122	*
Food and beverage	52	—	52	*	52	—	52	*
Hotel	79	—	79	*	79	—	79	*
Other	51	—	51	*	51	—	51	*
Net Revenues	$304	$—	$304	*	$304	$—	$304	*

Adjusted EBITDA	$43	$—	$43	*	$43	$—	$43	*
Adjusted EBITDA margin	14.1%	—%		14.1 pts	14.1%	—%		14.1 pts

Net loss attributable to Caesars	$(162)	$—	$(162)	*	$(162)	$—	$(162)	*
___________________
*    Not meaningful.
Las Vegas segment’s net revenues and Adjusted EBITDA increased as a result of the acquisition of Former Caesars. As of September 30, 2020, all of our Las Vegas properties other than The Cromwell, Planet Hollywood and Rio were reopened. Planet Hollywood opened on October 8, 2020 and The Cromwell reopened on October 29, 2020. All of our properties within the Las Vegas segment reopened with reduced gaming and hotel capacity and with limited food and beverage offerings. As of September 30, 2020, entertainment and convention venues have not reopened due to capacity limitations.
During the third quarter of 2020 or in the period between properties reopening and September 30, 2020, all of our reopened properties in the Las Vegas segment experienced a significant decline in net revenues and Adjusted EBITDA compared to Former Caesars’ prior year results for the same properties due to the general weakness in the economic environment resulting from reduced visitation and travel to Las Vegas resulting from the COVID-19 public health emergency. Adjusted EBITDA margins for our Las Vegas properties were negatively impacted by greater declines in revenue than our Regional segment as well as rent expense associated with our Rio lease in our Las Vegas segment.

Regional Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2020	2019	Variance		2020	2019	Variance
Revenues:
Casino and pari-mutuel commissions	$774	$458	$316	69.0%	$1,215	$1,386	$(171)	(12.3)%
Food and beverage	72	78	(6)	(7.7)%	135	229	(94)	(41.0)%
Hotel	121	94	27	28.7%	178	237	(59)	(24.9)%
Other	33	31	2	6.5%	68	78	(10)	(12.8)%
Net Revenues	$1,000	$661	$339	51.3%	$1,596	$1,930	$(334)	(17.3)%

Adjusted EBITDA	$331	$205	$126	61.5%	$439	$569	$(130)	(22.8)%
Adjusted EBITDA margin	33.1%	31.0%		2.1 pts	27.5%	29.5%		(2) pts

Net (loss) income attributable to Caesars	$47	$117	$(70)	(59.8)%	$(175)	300	$(475)	(158.3)%
Regional segment’s net revenues, Adjusted EBITDA and margin increased for the three months ended September 30, 2020 compared to the same prior year period as a result of the acquisition of Former Caesars. All of our properties in our Regional segment have reopened as of September 30, 2020. All of our properties within the Regional segment reopened with reduced gaming and hotel capacity and with limited food and beverage offerings.
During the third quarter of 2020 or in the period between properties reopening and September 30, 2020, our Regional properties experienced a decline in net revenues as compared to the prior year. However, in the period between reopening and September 30, 2020 for all of our Regional properties other than Atlantic City, Northern Nevada and New Orleans. Adjusted EBITDA grew as compared to prior year, and Former Caesars’ prior year, for the same properties. Adjusted EBITDA margin for these properties were higher as compared to prior year due to operating with a reduced workforce, reducing marketing costs, and limiting certain lower margin food and beverage offerings such as buffets.
Properties in Atlantic City, Northern Nevada and New Orleans experienced significant declines in net revenues and Adjusted EBITDA as compared to prior year and Former Caesars’ prior year for the same properties as they were all negatively impacted by reduced visitation and limitations on capacity due to the COVID-19 public health emergency.
Managed, International & CIE Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2020	2019	Variance		2020	2019	Variance
Revenues:
Casino and pari-mutuel commissions	$23	$—	$23	*	$23	$—	$23	*
Food and beverage	1	—	1	*	1	—	1	*
Hotel	—	—	—	*	—	—	—	*
Other	45	—	45	*	45	—	45	*
Net Revenues	$69	$—	$69	*	$69	$—	$69	*

Adjusted EBITDA	$18	$—	$18	*	$18	$—	$18	*
Adjusted EBITDA margin	26.1%	—%		26.1 pts	26.1%	—%		26.1 pts

Net income attributable to Caesars	$3	$—	$3	*	$3	$—	$3	*
___________________
*    Not meaningful.
Managed, International, CIE segment’s net revenues and Adjusted EBITDA increased as a result of the acquisition of Former Caesars. All of our managed properties have reopened as of September 30, 2020 except for Caesars Windsor, which opened on October 8, 2020. Our CIE business was not closed at any point related to the COVID-19 public health emergency.

For the three and nine months ended September 30, 2020, net revenues for Managed, International and CIE declined as compared to Former Caesars’ prior period related to reimbursed management costs related to Caesars Windsor remaining closed throughout the quarter. Excluding that, net revenues increased primarily related to increased revenue in our CIE business. Adjusted EBITDA for Managed, International and CIE increased as compared to Former Caesars’ prior period.
Corporate & Other

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2020	2019	Variance		2020	2019	Variance
Revenues:
Other	$4	$2	$2	100.0%	$8	$6	$2	33.3%
Net Revenues	$4	$2	$2	100.0%	$8	$6	$2	33.3%

Adjusted EBITDA	$(41)	$(8)	$(33)	*	$(59)	$(27)	$(32)	(118.5)%
___________________
*    Not meaningful.

Supplemental Unaudited Presentation of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA for the Three and Nine Months Ended September 30, 2020 and 2019
Adjusted EBITDA (defined below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest expense, (benefit) provision for income taxes, unrealized (gain) loss on investments and marketable securities, depreciation and amortization, stock-based compensation, impairment charges, transaction expenses, severance expense, selling costs associated with the divestitures of properties, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss related to divestitures, changes in the fair value of certain derivatives and certain non-recurring expenses such as sign-on and retention bonuses, business optimization expenses and transformation expenses, litigation awards and settlements, losses on inventory associated with properties temporarily closed as a result of the COVID-19 public health emergency, contract exit or termination costs, and regulatory settlements. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our leases with affiliates of GLPI and VICI Properties Inc. and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following table summarizes our Adjusted EBITDA for our operating segments for the three and nine months ended September 30, 2020 and 2019, respectively, in addition to reconciling net (loss) income to Adjusted EBITDA in accordance with US GAAP (unaudited):

	Three Months Ended September 30, 2020
(In millions)	CEI	Add: Disc. Ops (d)	Pre-Acq. CEC (e)	Total (f)
Net (loss) income attributable to Caesars	$(926)	$—	$(173)	$(1,099)
Net income (loss) attributable to noncontrolling interests	1	—	(62)	(61)
Net loss from discontinued operations	1	2	—	3
Interest expense, net	473	26	72	571
Provision (benefit) for income taxes	135	4	(51)	88
Other loss (a)	164	—	67	231
Impairment charges	—	—	124	124
Depreciation and amortization	223	2	53	278
Stock-based compensation	45	1	3	49
Transaction costs and other operating costs (b)	219	3	22	244
Other items (c)	16	—	19	35
Adjusted EBITDA	$351	$38	$74	$463

	Three Months Ended September 30, 2019
(In millions)	CEI	Less: Divestitures (g)	Pre-Acq. CEC (e)	Total (h)
Net income (loss) attributable to Caesars	$37	$14	$(359)	$(336)
Net loss attributable to noncontrolling interests	—	—	(1)	(1)
Provision (benefit) for income taxes	18	5	(22)	(9)
Other income (a)	(2)	—	(27)	(29)
Interest expense, net	72	1	341	412
Depreciation and amortization	53	1	255	307
Impairment charges	—	—	380	380
Transaction costs and other operating costs (b)	14	—	33	47
Stock-based compensation expense	4	—	19	23
Other items (c)	1	1	16	16
Adjusted EBITDA	$197	$22	$635	$810

	Nine Months Ended September 30, 2020
(In millions)	CEI	Less: Divest. Add: Disc. Ops (d) (g)	Pre-Acq. CEC (e)	Total (i)
Net loss attributable to Caesars	$(1,202)	$(11)	$(1,059)	$(2,250)
Net income (loss) attributable to noncontrolling interests	1	—	(67)	(66)
Net loss (income) from discontinued operations	1	(2)	—	3
Interest expense, net	608	(23)	750	1,381
Provision (benefit) for income taxes	64	(4)	(224)	(156)
Other loss (income) (a)	174	—	(45)	129
Impairment charges	161	—	189	350
Depreciation and amortization	322	—	559	881
Stock-based compensation	55	(1)	26	82
Transaction costs and other operating costs (b)	242	(1)	71	314
Other items (c)	15	1	54	68
Adjusted EBITDA	$441	$(41)	$254	$736

	Nine Months Ended September 30, 2019
(In millions)	CEI	Less: Divestitures (g)	Pre-Acq. CEC (e)	Total (h)
Net income (loss) attributable to Caesars	$94	$33	$(891)	$(830)
Net loss attributable to noncontrolling interests	—	—	(2)	(2)
Provision (benefit) for income taxes	39	11	(111)	(83)
Other loss (a)	1	—	412	413
Interest expense, net	217	2	1,033	1,248
Depreciation and amortization	167	13	743	897
Impairment charges	1	—	430	431
Transaction costs and other operating costs (b)	2	—	86	88
Stock-based compensation expense	16	—	62	78
Other items (c)	5	1	66	70
Adjusted EBITDA	$542	$60	$1,828	$2,310
____________________
(a)Other loss (income) for the three and nine months ended September 30, 2020 primarily represent loss on early repayment of debt in connection with the consummation of the Merger and unrealized loss on the change in fair value of the derivative liability related to CEC’s 5% convertible notes, slightly offset by gain on William Hill UK and Flutter stock and realized gain on conversion of CEC’s 5% convertible notes. Other loss (income) for the three and nine months ended September 30, 2019 primarily represent unrealized loss on the change in fair value of the derivative liability related to CEC’s 5% convertible notes.
(b)Transaction costs and other operating costs for the three and nine months ended September 30, 2020 primarily represent costs related to the Merger with Former Caesars, various contract or license termination exit costs, and severance costs.
(c)Other represents internal labor charges related to certain departed executives and contract labor.
(d)Discontinued operations include Horseshoe Hammond, Caesars Southern Indiana, Harrah’s Louisiana Downs, Caesars UK group including Emerald Resorts & Casino, and Bally’s Atlantic City.
(e)Pre-acquisition CEC represents results of operations for Former Caesars for the period from July 1, 2020 and January 1, 2020 to July 20, 2020, the date on which the Merger was consummated, for the three and nine months ended September 30, 2020, respectively, and for the three and nine months ended September 30, 2019. Additionally, certain corporate overhead costs which were historically charged to properties within the segments have been reclassified to the Corporate and Other. These costs primarily include centralized marketing expenses, redundant executive and management payroll and benefits expenses, centralized contract labor expenses, and corporate rent expenses. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and, for the 2020 periods, do not conform to GAAP.
(f)2020 Total for the three months ended September 30, 2020 includes results of operations from discontinued operations and from Former Caesars prior to July 20, 2020, the date on which the Merger was consummated. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.
(g)Divestitures for the three and nine months ended September 30, 2019 include results of operations for Mountaineer, Cape Girardeau, Caruthersville, Kansas City, and Vicksburg for the three and nine months ended September 30, 2019. Divestitures for the nine months ended September 30, 2020 include results of operations for Kansas City and Vicksburg for the period beginning January 1, 2020 to July 1, 2020. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.
(h)2019 Total for the three and nine months ended September 30, 2019 excludes results of operations from divestitures as detailed in (g) and includes results of operations of Former Caesars, including discontinued operations, for the relevant period. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to our reported results of operations.
(i)2020 Total for the nine months ended September 30, 2020 excludes divestitures as detailed in (g) and includes results of operations from discontinued operations and from Former Caesars prior to July 20, 2020, the date on which the Merger was consummated. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to our reported results of operations.

Liquidity and Capital Resources
We are a holding company and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on existing cash on hand, contracted asset sales, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been existing cash on hand, cash flow from operations, borrowings under our revolving credit facilities, proceeds from the issuance of debt and equity securities and proceeds from completed asset sales and lease transactions.
Our cash requirements fluctuate significantly depending on our decisions with respect to business acquisitions or divestitures and strategic capital investments to maintain the quality of our properties. Beginning on May 18, 2020, we began reopening our properties and as of September 30, 2020 we have resumed operations at all of our properties, with the exception of The

Cromwell, Planet Hollywood, Rio, and Caesars Windsor. Planet Hollywood and Caesars Windsor reopened on October 8, 2020 and The Cromwell reopened on October 29, 2020. In an effort to mitigate the impacts of COVID-19 public health emergency on our business and maintain liquidity, we furloughed approximately 90% of our employees beginning on April 11, 2020. A portion of the workforce has returned to service as the properties have resumed with limited capacities and in compliance with operating restrictions in accordance with governmental orders, directives and guidelines. As a result of these payroll changes combined with other cost saving measures, our operating expenses were reduced significantly.
In an effort to maintain liquidity and provide financial flexibility as the effects of COVID-19 public health emergency continue to evolve and impact global financial markets, we borrowed $465 million under our revolving credit facility on March 16, 2020, which we repaid utilizing, in part, proceeds from the sale of our interests in Kansas City and Vicksburg.
On June 19, 2020, we completed a public offering of 20,700,000 shares of common stock, at a public offering price of $39.00 per share, with proceeds of $772 million, net of fees and estimated expenses of $35 million. On July 6, 2020, we issued $3.4 billion aggregate principal amount of 6.250% Senior Secured Notes due 2025 (the “CEI Senior Secured Notes”) and $1.8 billion aggregate principal amount of 8.125% Senior Notes due 2027 (the “CEI Senior Notes”). In addition, we issued $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2025 (the “CRC Senior Secured Notes”).
On July 1, 2020, we completed the sale of Kansas City and Vicksburg for $230 million and used a portion of the proceeds to repay the outstanding balance under our revolving credit facility. In addition, we closed the sale of Harrah’s Reno on September 30, 2020 which provided additional proceeds of $8 million, net of certain closing costs.
On July 20, 2020, in connection with the Merger, we consummated the sale leaseback transactions related to Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Resort Atlantic City, including the Harrah’s Atlantic City Waterfront Conference Center, for approximately $1.8 billion of net proceeds. Additionally, we received a one-time payment from VICI of approximately $1.4 billion for amendments to the VICI leases. Furthermore, we entered into an incremental agreement to the existing CRC credit agreement, for an incremental term loan in an aggregate principal amount of $1.8 billion.
In connection with the consummation of the Merger, on July 20, 2020, our current and future liquidity significantly changed. A portion of the proceeds from our newly issued debt and proceeds we received from VICI, as well as cash on hand generated from our sale of common stock, were used (a) to fund a portion of the cash consideration of the Merger, (b) to prepay in full the loans outstanding and terminate all commitments under our existing Credit Agreement, dated as of April 17, 2017, (c) to satisfy and discharge our Senior Notes, (d) to repay $975 million of the outstanding amount under the existing CRC revolving credit facility, (e) to repay in full the loans outstanding and terminate all commitments under the existing CEOC, LLC Credit Agreement, dated as of October 6, 2017, (f) to pay fees and expenses related to the financing arrangements, and (g) for general corporate use. Additionally, we entered into the CEI Revolving Credit Facility which provides for a five-year senior secured revolving credit facility in an aggregate principal amount of $1.2 billion.
On September 18, 2020, we entered into a $400 million Loan Agreement with a subsidiary of VICI for a term of five years, with such loan secured by, among other things, a first priority fee mortgage on the Caesars Forum Convention Center (the “Forum Convention Center Mortgage Loan”). The interest rate on the Forum Convention Center Mortgage Loan is initially 7.7% per annum, which escalates annually to a maximum interest rate of 8.3% per annum. After the second anniversary of the closing of the loan, we have the option of prepaying the loan, which may include a premium.
As of September 30, 2020, our cash on hand and revolving borrowing capacity was as follows:

(In millions)	September 30, 2020
Cash and cash equivalents	$1,037
Revolver capacity	1,310
Revolver capacity committed to letters of credit	(83)
Total	$2,264
On September 30, 2020, we announced that we had reached an agreement with William Hill on the terms of a recommended cash acquisition pursuant to which the we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill, in an all-cash transaction of approximately £2.9 billion, or $3.7 billion. The transaction is conditional on, among other things, the approval of William Hill shareholders and state and federal regulators.
On September 25, 2020, to provide liquidity to potentially fund a portion of the cash purchase price, as required by UK regulators, we borrowed $900 million on our CEI Revolving Credit Facility. On September 28, 2020, we deposited $2.1 billion, which included the proceeds from the revolver, into an escrow account related to the William Hill offer. As of September 30,

2020 these funds in escrow were classified as restricted cash until we received certain regulatory approvals for financing described below.
On September 28, 2020, we entered into a foreign exchange forward contract to hedge the risk of appreciation of the GBP denominated purchase price. Under the agreement, we would purchase £1.3 billion at a contracted exchange rate. An unrealized loss of $5 million related to the change in fair value during the period from September 28, 2020 and September 30, 2020 was recorded in the consolidated condensed statement of operations. On October 1, 2020 the contract was cancelled.
On October 1, 2020, we completed a public offering of 35,650,000 shares of our common stock at a public offering price of $56.00 per share. Net proceeds from the offering, after deducting the underwriting discounts and commissions and estimated expenses, was approximately $1.9 billion. We expect to use $1.7 billion of these proceeds for the acquisition of William Hill and, as such, we deposited that amount into a UK escrow account denominated in British Pounds.
Upon receipt of regulatory approval of our Interim Facilities Agreement (described below), the restriction on the $2.1 billion funded as of September 30, 2020, was released and we transferred $1.4 billion of cash back into our operating accounts and the outstanding balance of our revolving credit facility was repaid in full. Approximately $598 million of cash remains in an unrestricted account.
On October 9, 2020, we entered into a foreign exchange forward contract to hedge the risk of appreciation of the GBP denominated purchase price for the William Hill acquisition. Under the agreement, we would purchase £536 million at a contracted exchange rate. The forward term of the contract ends on March 31, 2021.
On October 6, 2020, we entered into a £1.5 billion interim facilities agreement (the “Interim Facilities Agreement”) with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A. (the “Arrangers”). Pursuant to the Interim Facilities Agreement, the Arrangers have made available to the Company: (a) a 540-day £1.0 billion asset sale bridge facility and (b) a 60-day £503.0 million cash confirmation bridge facility (collectively, the “Facility”). The Facility may be used to finance the acquisition, refinance or otherwise discharge the indebtedness of William Hill and its subsidiaries, pay transaction fees and expenses related to the foregoing and for working capital and general corporate purposes, among other things. The availability of the borrowings under the Facility is subject to the satisfaction of certain customary conditions. If drawn upon, outstanding borrowings under the Facility will bear interest at a rate equal to the London interbank offered rate plus 3.50% per annum. We entered into the Interim Facilities Agreement in connection with requirement under applicable United Kingdom law to demonstrate that we have “funds certain” to pay the entirety of the cash purchase price for the acquisition of William Hill. We do not intend to borrow under the Interim Facilities Agreement. Instead, we intend to negotiate long-form financing documentation pursuant to which a subsidiary will incur the Debt Financing for the acquisition.
In addition to the capital required to complete the proposed acquisition of William Hill, we expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Master Lease, the VICI Leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for 2020 are expected to significantly increase as a result of the additional properties acquired in the Merger. In addition to our future capital expenditures for the normal course of business, we funded $400 million to escrow as of the closing of the Merger and will utilize those funds in accordance with a three year capital expenditure plan in the state of New Jersey. We will also be required to fund a similar escrow account with $25 million for improvements at our racing properties within the state of Indiana. During the remainder of 2020, we plan to spend an estimated $50 million to $75 million on capital expenditures. We expect to use cash on hand and cash generated from operations to meet such obligations.
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm. The hurricane severely damaged the Isle of Capri Casino Lake Charles and the Company has recorded in insurance receivable of $31 million, of which $15 million related to fixed asset impairments and $16 million related to remediation costs and repairs that have been incurred in the three months ended September 30, 2020. The property has remained closed.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. In addition to our newly issued debt, our debt obligations increased as a result of outstanding debt of Former Caesars that remained outstanding following the consummation of the Merger. Our estimated debt service (including principal and interest) is approximately $165 million for the remainder of 2020. We also lease certain real property assets from third parties, including GLPI and VICI. We estimate our lease payments to be approximately $300 million for the remainder of 2020.
The 5% Convertible Notes (defined below) remain outstanding following the consummation of the Merger. As a result of the Merger, the 5% Convertible Notes are convertible into weighted average of the number of shares of Company Common Stock and amount of cash actually received per share by holders of common stock of Former Caesars that made elections for consideration in the Merger. The 5% Convertible Notes are convertible at any time at the option of the holders thereof and, beginning in October 2020, are convertible at the option of the Company if the last reported sale price of Company Common Stock equals or exceeds 140% of the conversion price for the 5% Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. As of September 30, 2020, we have paid approximately $574 million and issued approximately 6.8 million shares upon conversion of $487 million in aggregate principal amount of the convertible notes during 2020. Through November 2, 2020, we paid an additional $328 million and issued 3.9 million shares upon conversion of an additional $281 million in aggregate principal amount of the 5% Convertible Notes. At such time as the holders of the 5% Convertible Notes elect to cause conversion, we estimate using cash of $380 million and issuing 4.5 million shares to settle the remaining outstanding 5% Convertible Notes.
On April 24, 2020, the Company entered into a definitive purchase agreement with Twin River and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu, respectively, for aggregate consideration of $155 million, subject to a working capital adjustment. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and the sale of Eldorado Shreveport and MontBleu is expected to close in the first quarter of 2021.
On September 3, 2020, the Company and VICI entered into agreement to sell Harrah’s Louisiana Downs with Rubico Acquisition Corp. for $22 million, subject to a customary working capital adjustment, where the proceeds will be split between the Company and VICI. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the first half of 2021.
We previously reached an agreement with VICI to sell Bally’s Atlantic City Hotel & Casino to Twin River for approximately $25 million. Caesars will receive approximately $6 million from the sale. In addition, on October 9, 2020, we reached an agreement to sell the Bally’s brand to Twin River Worldwide Holding, Inc. for $20 million, while retaining the right to use the brand within Bally’s Las Vegas into perpetuity.
In addition to the agreements above, we also expect to enter into additional agreements to divest of Caesars Southern Indiana, Horseshoe Hammond and Evansville prior to December 31, 2020, as required by the Indiana Gaming Commission. Further, we expect to enter into agreements to sell several other non-core properties including our international properties within our Caesars UK group, which includes Emerald Resorts Casino. We expect these divestitures to close by mid-year 2021.
We expect that our current liquidity, cash flows from operations, borrowings under committed credit facilities and the announced asset sales, net of associated taxes, will be sufficient to fund our operations, capital requirements and service our outstanding indebtedness for the next twelve months. However, the COVID-19 public health emergency has had, and is expected to continue to have, an adverse effect on our business, financial condition and results of operations and has caused, and may continue to cause, disruption in the financial markets. While we have undertaken efforts to mitigate the impacts of COVID-19 on our business and maintain liquidity, the extent of the ongoing and future effects of the COVID-19 public health emergency on our business, results of operations and financial condition is uncertain and may adversely impact our liquidity in the future. Our ability to access additional capital may be adversely affected by the disruption in the financial markets caused by the COVID-19 public health emergency, restrictions on incurring additional indebtedness contained in the agreements governing our indebtedness and the impact of the public health emergency on our business, results of operations and financial condition.
Debt and Master Lease Covenant Compliance
The CRC Credit Agreement, the CEI Revolving Credit Facility and the indenture related to the CRC Notes and CEI Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit our ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions. The indenture for the 5% Convertible Notes contained limited covenants as a result of amendments that became effective in connection with the consummation of the Merger.
The CRC Revolving Credit Facility and CEI Revolving Credit Facility include a maximum first-priority net senior secured leverage ratio financial covenant of 6.35:1, which is applicable solely to the extent that certain testing conditions are satisfied. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.
The Company’s results of operations have been materially adversely affected by the impacts of the COVID-19 public health emergency. As a result, the current terms of the CRC Credit Agreement and the CEI Credit Agreement provide that the financial covenant measurement period is not effective through September 30, 2021 so long as the CRC and the Company, respectively, comply with a minimum liquidity requirement, which includes any such availability under the applicable revolving credit facilities.
The GLPI Master Lease contains certain operating, capital expenditure and financial covenants thereunder, and our ability to comply with these covenants was negatively impacted by the effects of the COVID-19 public health emergency on our results of operations. On June 15, 2020, we entered into an amendment to the GLPI Master Lease which provides certain relief under these covenants in the event of facility closures due to public health emergencies, governmental restrictions and certain other instances of unavoidable delay. On July 17, 2020, the amendment to the GLPI Master Lease became effective as the Company obtained all necessary approvals and the applicable waiting period expired. Furthermore, the Company obtained waivers from VICI with relation to annual capital expenditure requirements related to the leases with VICI, starting with the annual period ending December 31, 2020.
As of September 30, 2020, we were in compliance with all of the applicable financial covenants under the CRC Credit Agreement, the CEI Credit Agreement, CEI Senior Secured Notes, CEI Senior Notes, CRC Secured Notes, 5% Convertible Notes, the GLPI Leases and VICI Leases.
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
As of September 30, 2020, we acquired 223,823 shares of common stock under the program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the nine months ended September 30, 2020 and 2019.
Debt Obligations and Leases
New Debt Transactions
We were party to a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto dated as of April 17, 2017 (as amended, the “ERI Credit Facility”), consisting of a $1.5 billion term loan facility and a $500 million revolving credit facility.
In an effort to maintain liquidity and provide financial flexibility as the effects of COVID-19 continued to evolve and impact global financial markets, we borrowed $465 million under the ERI Credit Facility on March 16, 2020, which we repaid in July 2020 utilizing, in part, proceeds from the sale of our interests in Kansas City and Vicksburg.
On July 6, 2020, Colt Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Escrow Issuer”) issued $3.4 billion aggregate principal amount of 6.250% Senior Secured Notes due 2025 (the “CEI Senior Secured Notes”), $1.8 billion aggregate principal amount of 8.125% Senior Notes due 2027 (the “CEI Senior Notes”) and $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2025 (the “CRC Senior Secured Notes”).
On July 20, 2020, in connection with the closing of the Merger, the Company entered into a new credit agreement (“CEI Credit Agreement”) which provides a five-year senior secured revolving credit facility for an aggregate principal amount of $1.2 billion (the “CEI Revolving Credit Facility”). In addition, Caesars Resort Collection, LLC, which became a wholly-owned subsidiary of the Company as a result of the Merger (“CRC”), entered into an incremental agreement to the CRC Credit Agreement (described below) for an aggregate principal amount of $1.8 billion.
A portion of the proceeds from these arrangements was used to prepay in full the loans outstanding and terminate all commitments under the ERI Credit Facility, and to satisfy and discharge the Company’s 6% Senior Notes due 2025, 6% Senior Notes due 2026, and the 7% Senior Notes due 2023.
The 6% Senior Notes due 2025 were redeemed at a redemption price of 105%, the 7% Senior Notes due 2023 were redeemed at a redemption price of 103.5%, and $210 million aggregate principal amount of the 6% Senior Notes due 2026 was redeemed at a redemption price of 106% with the remaining balance redeemed at a redemption price of 100% of the aggregate principal amount thereof plus the Applicable Premium, as defined in the indenture for the 6% Senior Notes due 2026. The redemption of these Notes resulted in a loss on extinguishment of debt of $132 million during the three and nine months ended September 30, 2020, which is recorded within other (loss) income on the Statement of Operations.

CEI Senior Secured Notes due 2025
On July 6, 2020, Escrow Issuer issued $3.4 billion in aggregate principal amount of 6.250% CEI Senior Secured Notes pursuant to an indenture dated July 6, 2020 (the “Senior Secured Notes Indenture”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. In connection with the consummation of the Merger, we assumed the rights and obligations under the CEI Senior Secured Notes and the Senior Secured Notes Indenture on July 20, 2020.The CEI Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2021.
CEI Senior Notes due 2027
On July 6, 2020, Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “Senior Notes Indenture”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. We assumed the rights and obligations under the CEI Senior Notes and the Senior Notes Indenture on July 20, 2020. The CEI Secured Notes will mature on July 1, 2027 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2021.
CRC Senior Secured Notes due 2025
On July 6, 2020, Escrow Issuer issued $1.0 billion in aggregate principal amount of 5.75% Senior Notes due 2025 pursuant to an indenture, dated July 6, 2020 (the “CRC Senior Secured Notes Indenture”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. CRC assumed the rights and obligations, jointly and severally, under the CRC Senior Secured Notes on July 20, 2020. The rights and obligations under the CRC Senior Secured Notes to be assumed jointly and severally by CRC. The CRC Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2021.
CEI Revolving Credit Facility
On July 20, 2020, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, and certain banks and other financial institutions and lenders party thereto, as well as an incremental amendment thereto, which provide for a five-year CEI Revolving Credit Facility for an aggregate principal amount of $1.2 billion. The CEI Revolving Credit Facility matures in 2025 and includes a letter of credit sub-facility of $250 million.
The interest rate per annum applicable under the CEI Revolving Credit Facility, at the Company’s option is either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by JPMorgan Chase Bank, N.A. and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 3.25% per annum in the case of any LIBOR loan and 2.25% per annum in the case of any base rate loan, subject to three 0.25% step-downs based on the Company’s total leverage ratio.
Additionally, we are required to pay a commitment fee in respect of any unused commitments under CEI Revolving Credit Facility in the amount of 0.50% of principal amount of the commitments of all lenders, subject to a step-down to 0.375% based upon the Company’s total leverage ratio. We are also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
We had $266 million of available borrowing capacity, after consideration of $19 million in outstanding letters of credit under CEI Revolving Credit Facility, as of September 30, 2020.
Convention Center Mortgage Loan
On September 18, 2020, we entered into a loan agreement with VICI to borrow a 5-year, $400 million Forum Convention Center mortgage loan (the “Mortgage Loan”). The Mortgage Loan bears interest at a rate of, initially, 7.7% per annum, which escalates annually to a maximum interest rate of 8.3% per annum.
Assumed Debt Activity
Former Caesars and its subsidiaries incurred the following indebtedness that remained outstanding following the consummation of the Merger.

CRC Term Loans and CRC Revolving Credit Facility
In connection with the Merger, we assumed the CRC senior secured credit facility (the “CRC Senior Secured Credit Facilities”), which included a $1.0 billion five-year revolving credit facility (the “CRC Revolving Credit Facility”) and an initial $4.7 billion seven-year first lien term loan (the “CRC Term Loan”). The CRC Senior Secured Credit Facilities were funded pursuant to the Credit Agreement, dated as of December 22, 2017 (the “CRC Credit Agreement”). On July 20, 2020, in connection with the closing of the Merger, CRC entered into an incremental amendments to the CRC Credit Agreement, which provided a $1.8 billion incremental tern loan (“CRC Incremental Term Loan”).
The CRC Term Loan matures in 2024. The CRC Incremental Term Loan matures in 2025. The CRC Revolving Credit Facility matures in 2022 and includes a letter of credit sub-facility. Each of the CRC Term Loan requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. The CRC Credit Agreement also includes customary voluntary and mandatory prepayment provisions, subject to certain exceptions. As of September 30, 2020, approximately $64 million was committed to outstanding letters of credit. As of September 30, 2020, there were no borrowings outstanding under the CRC Revolving Credit Facility.
Borrowings under the CRC Credit Agreement bear interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the CRC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be (a) with respect to the CRC Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan, (b) with respect to the CRC Incremental Term Loan, 4.50% per annum in the case of any LIBOR loan or 3.50% in the case of any base rate loan and (c) in the case of the CRC Revolving Credit Facility, 2.25% per annum in the case of any LIBOR loan and 1.25% per annum in the case of any base rate loan, subject in the case of the CRC Revolving Credit Facility to two 0.125% step-downs based on CRC’s senior secured leverage ratio (“SSLR”), the ratio of first lien senior secured net debt to adjusted earnings before interest, taxes, depreciation and amortization. The CRC Revolving Credit Facility is subject to a financial covenant discussed below.
In addition, CRC is required to pay a commitment fee in respect of any commitments under the CRC Revolving Credit Facility in the amount of 0.50% of the principal amount of the commitments, subject to step-downs to 0.375% and 0.25% based upon CRC’s SSLR. CRC is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
Former Caesars 5% Convertible Notes
On October 6, 2017, Former Caesars issued $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 (the “5% Convertible Notes”).
The 5% Convertible Notes are convertible into weighted average of the number of shares of Company Common Stock and amount of cash actually received per share by holders of common stock of Former Caesars that made elections for consideration in the Merger. As of September 30, 2020, we have paid approximately $574 million and issued approximately 6.8 million shares to settle $487 million of the convertible notes during 2020. In October 2020, we paid an additional $328 million and issued 3.9 million shares to settle an additional $281 million of the convertible notes.
The Company has determined that the 5% Convertible Notes contain derivative features that require bifurcation. The Company separately account for the liability component and equity conversion option of the Convertible Notes. The portion of the overall fair value allocated to the liability was calculated by using a market-based approach without the conversion features included. The difference between the overall instrument value and the value of the liability component was assumed to be the value of the equity component. See Note 11 for more information on the Convertible Notes’ fair value measurements.
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $34 million and $2 million for the three months ended September 30, 2020 and 2019, respectively, and $37 million and $6 million for the nine months ended September 30, 2020 and 2019 respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.
VICI Leases
Upon consummation of the Merger, we assumed obligations of certain real property assets leased from VICI by Former Caesars under the following agreements: (i) for a portfolio of properties at various locations throughout the United States (the “Non-

CPLV lease”), (ii) for Caesars Palace Las Vegas (the “CPLV lease”), (iii) for Harrah’s Joliet Hotel & Casino (the “Joliet Lease”) and (iv) for Harrah’s Las Vegas (the “HLV Lease”). These lease agreements provided for annual fixed rent (subject to escalation) of $773 million during an initial period, then rent consisting of both base rent and variable rent elements. The lease agreements had a 15-year initial term and four five-year renewal options. The lease agreements included escalation provisions beginning in year two of the initial term and continuing through the renewal terms. The lease agreements also included provisions for variable rent payments calculated, in part, based on increases or decreases of net revenue of the underlying lease properties, commencing in year eight of the initial term and continuing through the renewal terms.
Former Caesars entered into a Golf Course Use Agreement with VICI, which has a 35-year term (inclusive of all renewal periods), pursuant to which such affiliates of the Company agreed to pay (i) an annual payment of $10 million, subject to escalation, (ii) an annual use fee of $3 million, subject to escalation beginning in the second year, and (iii) certain per-round fees, all as more particularly set forth in the Golf Course Use Agreement.
In connection with the closing of the Merger on July 20, 2020, we consummated a series of transactions with VICI and certain of its affiliates in accordance with the MTA entered on June 24, 2019 and certain purchase and sales agreement entered on September 26, 2019. We consummated sale leaseback transactions related to Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Resort Atlantic City, including the Harrah’s Atlantic City Waterfront Conference Center, for approximately $1.8 billion of net proceeds. The CPLV Lease with VICI was amended, among other things, (i) add Harrah’s Las Vegas (“HLV”) to the leased premises thereunder (and in connection therewith HLV Lease was terminated), (ii) add (subject to certain adjustments) the rent payable with respect to HLV under such terminated stand-alone lease to such lease and further increase the annual rent payable with respect to HLV by approximately $15 million, (iii) increase the annual rent with respect to CPLV by approximately $84 million and (iv) extend the term of such lease so that following the amendment of such lease there will be 15 years remaining until the expiration of the initial term. In addition, Harrah’s New Orleans, Harrah’s Laughlin, and Harrah’s Resort Atlantic City, including the Harrah’s Atlantic City Waterfront Conference Center, were added to the Regional Lease and such lease was further amended to increase the annual rent thereunder by $154 million in the aggregate related to such added properties and extend the term of such lease so that following the amendment of such lease there will be 15 years remaining until the expiration of the initial term. Furthermore, the Joliet Lease, as well as the term of the Golf Course Use Agreement, were extended such that there will be 15 years remaining until the expiration of the initial term. Our VICI lease is accounted for as a financing obligation and totaled $11 billion as of September 30, 2020. Furthermore, we obtained waivers from VICI with relation to annual capital expenditure requirements. This waiver is effective as of June 1, 2020 until December 31, 2020. See Note 9 to our Consolidated Condensed Financial Statements for additional information about our VICI Lease and related matters.
GLPI Leases
Our GLPI Master Lease is accounted for as a financing obligation and totaled $1.2 billion as of September 30, 2020. Additionally, our GLPI Master Lease contains certain operating, capital expenditure and financial covenants thereunder, and our ability to maintain compliance with these covenants was also negatively impacted. On June 15, 2020, we entered into an amendment to the GLPI Master Lease which, among other things, provides certain relief under these covenants in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. As of July 17, 2020, the amendment to the GLPI Master Lease became effective as we obtained all necessary approvals and the applicable waiting period expired. See Note 9 to our Consolidated Condensed Financial Statements for additional information about our GLPI Master Lease and related matters.
Contractual Obligations
The Company assumed various long-term debt arrangements, financing obligations and leases, previously described, associated with Former Caesars as result of the consummation of the Merger. See Note 2 for a description of the Merger and the related obligations assumed and Note 13 for additional contractual obligations. There have been no material changes during the nine months ended September 30, 2020 to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Other Liquidity Matters
We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in “Part II, Item 1. Legal Proceedings” and Note 13 to our unaudited consolidated condensed financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included in our Annual Report on Form 10-K for the year ended December 31, 2019 and “Part II, Item IA. Risk Factors” which is included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

Critical Accounting Policies
Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as described in Note 1 and Note 2, as it relates to the Merger with Former Caesars, to the accompanying notes of these consolidated condensed financial statements, we believe there have been no material changes since December 31, 2019. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from long-term variable-rate debt arrangements. As of September 30, 2020, interest on borrowings under our Credit Facility was subject to fluctuation based on changes in short-term interest rates.
As of September 30, 2020, our long-term variable-rate borrowings totaled $6.4 billion under the CRC Term Loans and $900 million was outstanding under the CEI Revolving Credit Facility. Long-term variable-rate borrowings under the CRC Term Loans and the CEI Revolving Credit Facility represented approximately 45% of our long-term debt as of September 30, 2020. Of our $16.2 billion face value of debt, as of September 30, 2020, we have entered into ten interest rate swap agreements to fix the interest rate on $3.0 billion of variable rate debt, and $4.3 billion of debt remains subject to variable interest rates for the term of the agreement. During the nine months ended September 30, 2020, the weighted average interest rates on our variable and fixed rate debt were 3.67% and 6.35%, respectively.
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
On September 28, 2020, we entered into a foreign exchange forward contract to hedge the risk of appreciation of the GBP denominated purchase price. Under the agreement, we would purchase £1.3 billion at a contracted exchange rate. An unrealized loss of $5 million related to the change in fair value during the period from September 28, 2020 and September 30, 2020 was recorded in the consolidated condensed statement of operations. On October 1, 2020 the contract was cancelled. We may continue to utilize similar contracts in the future to hedge the risk of appreciation of the GBP denominated purchase of our possible acquisition of William Hill.
We evaluate our exposure to market risk by monitoring interest rates in the marketplace and have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There were no material quantitative changes in our market risk exposure, or how such risks are managed, for the nine months ended September 30, 2020.
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
On July 20, 2020, we completed the Merger with Former Caesars. See Part I, Item 1, Notes to Unaudited Consolidated Condensed Financial Statements, Note 2: Acquisition of Former Caesars, for a discussion of the acquisition and related financial data. The Company is in the process of integrating Former Caesars and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Excluding the Merger, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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
On July 14, 2020, the Company filed a lawsuit for damages and declaratory relief in state court in New York relating to a transfer fee of $50 million that was assessed by the Indiana Gaming Commission upon the Company’s purchase of Hoosier Park Racino and Casino in 2017 from Centaur Holdings, LLC. Contemporaneous with the filing of the lawsuit, the Company notified Centaur that it was withholding payment of $50 million from Centaur Holdings that was otherwise due as a portion of a deferred payment for the purchase from Centaur. In the lawsuit, the Company seeks a declaration from the Court that the Sellers are required to indemnify Caesars for its losses arising out of or relating to payment of the transfer fee and that the Company is entitled to offset the $50 million transfer fee against payments otherwise due to Centaur.
Legal matters are discussed in greater detail in “Part I, Item 3. Legal Proceedings” and Note 18 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
•our ability to consummate the acquisition of William Hill and the disposition of MontBleu, Eldorado Shreveport and certain of our other properties, including required divestitures of certain properties located in Indiana;
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
•our ability to realize the anticipated benefits of the acquisition of Former Caesars, William Hill and future development and acquisition opportunities; and
•the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects and operation of online sportsbook, poker and gaming

Any forward-looking statements are based upon underlying assumptions, including any assumptions mentioned with the specific statements, as of the date such statements were made. Such assumptions are in turn based upon internal estimates and analyses of market conditions and trends, management plans and strategies, economic conditions and other factors. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, and are subject to change. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend upon future circumstances that may not occur. Actual results may differ materially from any future results, performance or achievements expressed or implied by such statements. Forward-looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject include, but are not limited to, the following:
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
•risks relating to payment of a significant portion of our cash flow as debt service and rent under the leases of our casino properties with VICI and GLPI;
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
In addition, the acquisition of William Hill and the disposition of Eldorado Shreveport, MontBleu, Harrah’s Louisiana Downs and certain of our other properties, including required divestitures of certain properties located in Indiana, create additional risks, uncertainties and other important factors, including but not limited to:
•the possibility that the proposed transactions are not consummated when expected or at all because required regulatory or other approvals are not received or other conditions to the consummation thereof are not satisfied on a timely basis or at all;
•the possibility that one or more of such transactions do not close on the terms described herein or that we are required to modify aspects of one or more of such transactions to obtain, or otherwise take action to satisfy conditions imposed in connection with, required regulatory approvals;
•the possibility that the Company will be required to pay a break fee under certain circumstances if the proposed William Hill acquisition is not consummated;
•risks associated with increased leverage as a result of the proposed acquisition of William Hill;
•the possibility that the anticipated benefits of the proposed transactions are not realized when expected or at all;
•the incurrence of significant transaction and acquisition-related costs and the possibility that the transactions may be more expensive to complete than expected;
•competitive responses to the proposed transactions;
•legislative, regulatory and economic developments;
•the possibility that our business or William Hill’s business may suffer as a result of the announcement of the acquisition;
•the ability to retain certain of our key employees and William Hills’ key employees;
•the outcome of legal proceedings that may be instituted as a result of the proposed transactions;
•the impact of the proposed transactions, or the failure to consummate the proposed transactions, on our stock price;
•diversion of management’s attention from our ongoing operations; and
•the impact of the announcement or consummation of the proposed transactions on the Company’s relationships with third parties, which may make it more difficult to maintain business relationships.
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

ITEM 1A.    RISK FACTORS
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to those risk factors during the nine months ended September 30, 2020, except for the following additional risk factors related to the impact of COVID-19, the Merger and the recently announced William Hill acquisition.
The outbreak of COVID-19 has impacted our operations and caused an economic downturn, widespread unemployment and an adverse impact on consumer sentiment. Such negative impacts could continue for an extended period of time and may worsen.
On March 13, 2020, in response to the coronavirus public health emergency the U.S. government declared a national state of emergency. In an effort to help control the spread of COVID-19, public health officials imposed or recommended various measures, including social distancing, quarantine and stay-at-home or shelter-in-place directives, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, and cancellation of events, including sporting events, concerts, conferences and meetings. As a result of orders issued by governmental authorities in the states in which our properties are located, all of our properties were closed beginning on March 18, 2020. While our properties have reopened, our operations, financial results and cash flows have been affected by social distancing measures, including reduced gaming operations arising from the reconfiguration of our gaming floor, limitations on the number of customers present in our facilities, implementation of additional health and safety measures, restrictions on hotel, food and beverage outlets and limits on concerts, conventions or special events that would otherwise attract customers to our properties. We expect that our operations will continue to be impacted by such restrictions for the foreseeable future. In addition, our operations, financial results and cash flows would be further adversely affected by the implementation or extension of new or existing restrictions, including reinstatement of shelter-in-place requirements or additional restrictions on travel and business operations. The implementation of stay-at-home or additional social distancing and mitigation measures in response to COVID-19 or other public health emergencies could cause future closures of all or a portion of our properties, which would adversely affect operations, financial results and cash flows.
We may also face unforeseen liability or be subject to additional obligations as a result of the COVID-19 public health emergency, including as a result of claims alleging exposure to COVID-19 in connection with our operations or facilities or to the extent we are subject to a governmental enforcement action as a result of failing to comply with applicable health and safety regulations. COVID-19 has materially adversely affected the economy and financial markets of the United States and the world and has resulted in widespread unemployment in the United States. Consumer demand for casino hotel and racetrack properties such as ours is particularly sensitive to downturns in the economy, unemployment and the associated impact on discretionary spending on leisure activities which bring demand for casino hotel properties such as ours. Reduced customer demand could result in lower occupancy rates, reduced visitation and additional disruptions in our casino business. The extent of changes in customer demand resulting from the economic downturn, widespread unemployment, reduced consumer confidence and consumer fears on our properties cannot reasonably be determined, but the impact of such factors may be significant and protracted.
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
As a result of the previous closure of all of our properties and the continued uncertainty regarding the duration and severity of this public health emergency, we have taken steps to reduce operating costs and improve efficiencies, including furloughing approximately 90% our employees while our casinos were closed. Such steps, and further changes we may make in the future to reduce costs, may negatively impact guest loyalty or our ability to attract and retain employees, and our reputation may suffer as a result. While a significant number of our employees returned to work once our casinos reopened, our operations continue to be affected by COVID-19 and our full work force has not returned. If our furloughed employees do not return to work with us when the COVID-19 public health emergency subsides, including because they find new employment during the furlough, we may experience operational challenges that may impact our ability to resume operations in full. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional health and safety measures, compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.
Our ability to remain in compliance with our covenants contained in the agreements governing our indebtedness and lease obligations, and our liquidity, may be negatively impacted by the COVID-19 public health emergency, measures implemented to curtail its spread, and changes in the economy, discretionary spending and consumer confidence.
Our casino operations are a primary source of income and operating cash flows which we rely upon to remain in compliance with covenants contained in the agreements governing our outstanding indebtedness and lease obligations. On September 25, 2020, we drew $900 million under one of our revolving credit facilities and, as a result, as of September 30, 2020, we had an aggregate of $900 million of borrowings outstanding under our credit facilities and $3.5 billion in outstanding principal amount of senior notes, $4.4 billion in outstanding principal amount of senior secured notes, $6.4 billion principal amount outstanding under our Term Loan B, $597 million principal amount outstanding of 5.00% Senior Convertible Notes due 2024 and $400 million in aggregate principal amount of outstanding mortgage debt. On September 28, 2020, the Company deposited $2.1 billion, which included the proceeds from the revolving credit facilities, into an escrow account. As of September 30, 2020, these funds in escrow were classified as restricted cash until certain regulatory approvals were received. While we were in compliance with the covenants under our lease obligations and the agreements governing our outstanding indebtedness as of September 30, 2020, our ability to remain in compliance with the quarterly maintenance covenants contained in such agreements would be negatively impacted by a prolonged period of closure of our properties or if the COVID-19 public health emergency, measures implemented to curtail its spread or changes in the economy, discretionary spending and consumer confidence have a protracted negative effect on our business. Failure to satisfy such quarterly maintenance covenants would require us to seek waivers or amendments of such covenants. If we are unable to obtain such waivers or amendments, our creditors and the lessor under some of our lease obligations would be entitled to exercise remedies under the documents governing such obligations, including acceleration of the outstanding principal amount of such indebtedness or termination of our lease arrangements. In addition, while we believe that our cash on hand will be sufficient to provide liquidity to meet our obligations during the period that our properties remain closed, a protracted period of closure of our casinos could impact our ability to make required payments under our outstanding indebtedness, lease obligations or other obligations. Our ability to raise additional financing may be restricted by the covenants and restrictions contained in the agreements governing our indebtedness and could be adversely affected by disruptions in the financing markets and changes to the economy caused by the COVID-19 public health emergency.
On October 6, 2020, the Company entered into a £1.5 billion interim facilities agreement. Upon receipt of regulatory approval of our interim facilities agreement, the Company transferred $1.4 billion of cash back into the operating accounts and the outstanding balance of our revolving credit facilities was repaid in full. Approximately $598 million of cash remains in an unrestricted account.
The COVID-19 public health emergency may exacerbate the risks associated with the Acquisition and the ongoing integration with Former Caesars.
As a result of the COVID-19 public health emergency, all of our properties were temporarily closed, and a significant majority of our employees were furloughed. The COVID-19 public health emergency has had an adverse impact on our businesses and results of operations. We cannot predict the scope, duration and impact of the COVID-19 public health emergency on our and William Hill’s businesses or on our ability to recognize the potential benefits of the Acquisition or integration with Former Caesars. We expect that the COVID-19 public health emergency may have the effect of exacerbating many of the risks related to the Merger and integration of Former Caesars’ with the Company as described in its Annual Report on Form 10-K for the year ended December 31, 2019 and the risks related to the Acquisition as described below. See “—We may fail to consummate the Acquisition or may not consummate it on the terms described herein.” The integration of two independent businesses is a complex, costly and time-consuming process and we expect that the impact of the COVID-19 public health emergency will make such integrations, both the Acquisition and the integration of Former Caesars with the Company, more challenging. Further, the Company and its subsidiaries have a significant amount of additional indebtedness outstanding following the consummation of the Merger and will have a significant amount of additional indebtedness outstanding following the consummation of the Acquisition. The Company and its subsidiaries expect to satisfy such obligations with cash flows from operations, which may be adversely impacted by the COVID-19 public health emergency, cash on hand, borrowings under committed credit facilities, additional financing and proceeds from asset sales.
We may fail to consummate the Acquisition or may not consummate it on the terms described herein.
On September 30, 2020, we agreed to acquire William Hill plc for a cash purchase price of approximately £2.9 billion, or $3.7 billion (the “Acquisition”). We intend to consummate the Acquisition in the second half of 2021. The acquisition must be accepted by a requisite number of William Hill shareholders and the closing of such transaction is subject to the receipt of regulatory approvals and other customary closing conditions. As a result, the possible timing and likelihood of the completion of the Acquisition are uncertain, and, accordingly, there can be no assurance that such acquisition will be completed on the expected terms, anticipated schedule or at all.
We may not consummate the Acquisition or realize the expected benefits therefrom if we do. In the event that we fail to consummate the Acquisition, we will have issued a significant number of additional shares of common stock and we will not have acquired the revenue generating assets that will be required to produce the earnings and cash flow we anticipated. As a result, failure to consummate the Acquisition would adversely affect our earnings per share and our ability to make distributions to stockholders. If the Acquisition is not consummated, we could be subject to a number of risks that may adversely affect our business and the market price of our common stock, including:
•we will be required to pay costs relating to the Acquisition, such as legal, accounting, financial advisory and printing fees, whether or not the Acquisition is consummated;
•time and resources committed by our management to matters relating to the Acquisition could otherwise have been devoted to pursuing other beneficial opportunities;
•the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Acquisition will be consummated; and
•we would not realize the benefits we expect to realize from consummating the Acquisition.
We cannot provide any assurance that the Acquisition will be consummated or that there will not be a delay in the consummation of the Acquisition. Any increased costs associated with the delay or abandonment of the Acquisition, in addition to the impact of the COVID-19 public health emergency, may adversely impact our ability to remain in compliance with our covenants contained in the agreements governing our indebtedness and lease obligations, and our liquidity. See “—The COVID-19 public health emergency may exacerbate the risks associated with the Acquisition and the ongoing integration with Former Caesars.”
If the Acquisition is not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our common stock could decline.
The Acquisition is subject to the receipt of governmental approvals that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent consummation of the Acquisition.
Consummation of the Acquisition is conditioned upon the receipt of governmental approvals, including, without limitation, antitrust and gaming regulatory approvals, including, among others, the Danish Gaming Authority, the Gambling Commissioner of Gibraltar, the Gaming Board For the Bahamas, Colorado Division of Gaming, Washington D.C. Office of Lottery and Charitable Games, Delaware Lottery, Florida Division of Pari-mutuel Wagering, Illinois Gaming Board, Indiana Gaming Commission, Iowa Racing and Gaming Commission, Michigan Gaming Control Board, Mississippi Gaming Commission, Nevada Gaming Control Board and Gaming Commission, New Jersey Division of Gaming Enforcement, Mescalero Apache Tribal Gaming Commission, Rhode Island Lottery, West Virginia Lottery and the National Indian Gaming Commission. There can be no assurance that these approvals will be obtained and that the other conditions to consummating the Acquisition will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the consummation of the Acquisition or require changes to the terms of the Acquisition or agreements to be entered into in connection with the Acquisition. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the Acquisition or of imposing additional costs or limitations on us following consummation of the Acquisition, any of which might have an adverse effect on our business, financial condition and results of operations.
Governmental gaming regulatory requirements may delay the timing of the approvals for or completion of the Acquisition.
The gaming and racing industries are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. We are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where our facilities are located or docked. These laws, rules and regulations generally concern the responsibility, financial stability and characters of the owners, managers, and persons with financial interests in the gaming operations. Some jurisdictions require applications for findings of suitability, licensing or other approvals for owners of our stock exceeding certain thresholds. If a person purchases stock in us in an amount that results in such person attaining or exceeding thresholds of ownership requiring regulatory approvals from one or more gaming jurisdictions, the regulators could take the position that such person must make the requisite filings or obtain the requisite approvals from the regulator prior to receiving regulatory approval for or completing the Acquisition. If such a position were taken, this could result in a delay in the timing of the approvals for or the consummation of the Acquisition. We cannot predict whether a gaming regulator may take such a position.
Antitrust approvals that would be required to consummate the Acquisition may not be received, may take longer than expected or may impose conditions, including the requirement to divest assets, that could have an adverse effect on us following the Acquisition.
In order to consummate the Acquisition, we and William Hill may be required to comply with divestitures, including selling properties, conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities, and such conditions, terms, obligations or restrictions may have the effect of delaying consummation of the Acquisition, imposing additional material costs on or materially limiting our revenue after the consummation of the Acquisition, or otherwise reducing the anticipated benefits to us of the Acquisition. Such conditions, terms, obligations or restrictions may result in the delay or abandonment of the Acquisition. We may be required to comply with divestitures, including selling properties, conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities, and such conditions, terms, obligations or restrictions may have the effect of delaying the consummation of the Acquisition, imposing additional material costs on or materially limiting our revenue after the consummation of the Acquisition, or otherwise reducing the anticipated benefits to us of the Acquisition. Such conditions, terms, obligations or restrictions may result in the delay or abandonment of the Acquisition. We cannot assure you that we or William Hill will be able to sell these required properties in order to be in compliance with such antitrust, gaming and other regulatory entities, within the time frame required. In addition, to the extent we and/or William Hill are able to sell any such properties, we cannot assure you that we or they will be able to sell such properties at a fair market price or upon terms and conditions that are beneficial or considered reasonably satisfactory by us or William Hill, as applicable. As a result, we and William Hill may not be able to realize any expected benefits from such asset dispositions, and may not receive adequate consideration in connection therewith.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2020, we issued 6,839,299 shares of unregistered Company Common Stock to holders of 5% Convertible Notes due 2024 upon conversion of $487 million in aggregate principal amount of such notes. For further information regarding such transactions, see Note 11, Fair Value Measurements, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The shares of common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
None.
ITEM 6.    EXHIBITS.

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on July 21, 2020.

3.2	Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on July 21, 2020.

4.1	Indenture (6.25% CEI Senior Secured Notes due 2025) dated as of July 6, 2020, by and between Colt Merger Sub, Inc. and U.S. Bank National Association.	Previously filed on Form 8-K filed on July 7, 2020.

4.2
Supplemental Indenture, dated as of July 20, 2020, to Indenture (6.25% CEI Senior Secured Notes due 2025), dated as of July 6, 2020, by and among Colt Merger Sub, Inc., Eldorado Resorts, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association.
Previously filed on Form 8-K filed on July 21, 2020.

Exhibit Number	Description of Exhibit	Method of Filing
4.3	Indenture (8.125% CEI Senior Notes due 2027) dated as of July 6, 2020, by and between Colt Merger Sub, Inc. and U.S. Bank National Association.	Previously filed on Form 8-K filed on July 7, 2020.

4.4
Supplemental Indenture, dated as of July 20, 2020, to Indenture (8.125% CEI Senior Notes due 2027), dated as of July 6, 2020, by and among Colt Merger Sub, Inc., Eldorado Resorts, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association.
Previously filed on Form 8-K filed on July 21, 2020.

4.5	Indenture (5.75% CRC Secured Notes due 2025) dated as of July 6, 2020, by and between Colt Merger Sub, Inc. and U.S. Bank National Association.	Previously filed on Form 8-K filed on July 7, 2020.

4.6
Supplemental Indenture, dated as of July 20, 2020, to Indenture (5.75% CRC Secured Notes due 2025), dated as of July 6, 2020, by and among Colt Merger Sub, Inc., CRC Finco, Inc., Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, U.S. Bank National Association and Credit Suisse AG, Cayman Islands Branch.
Previously filed on Form 8-K filed on July 21, 2020.

4.7	Indenture (5.00% CEC Convertible Notes due 2024), dated as of October 6, 2017, between Caesars Entertainment Corporation and Delaware Trust Company, as trustee.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on October 13, 2017.

4.8	First Supplemental Indenture (5.00% CEC Convertible Notes due 2024), dated November 27, 2019 between Caesars Entertainment Corporation and Delaware Trust Company, as trustee.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on November 29, 2019.

4.9	Second Supplemental Indenture (5.00% CEC Convertible Notes due 2024), dated as of July 20, 2020, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Delaware Trust Company.	Previously filed on Form 8-K filed on July 21, 2020.

4.10	Indenture (5.25% CRC Notes due 2025), dated October 16, 2017, by and among CRC Escrow Issuer, LLC, CRC Finco, Inc. and Deutsche Bank Trust Company Americas, as trustee.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on October 16, 2017.

4.11
Supplemental Indenture (5.25% CRC Notes due 2025), dated December 22, 2017, by and among Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, CRC Finco, Inc. and Deutsche Bank Trust Company Americas, as trustee.
Previously filed on Form 8-K filed by Caesars Holdings, Inc. on December 22, 2017.

10.1	CPLV Lease (conformed through the Second Amendment), dated as of July 20, 2020, by and among CPLV Property Owner LLC, Desert Palace LLC and CEOC, LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.2	Third Amendment to CPLV Lease, dated as of September 30, 2020, by and among CPLV Property Owner LLC, Desert Palace LLC and CEOC, LLC.	Filed herewith.

10.3	Guaranty of Lease, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., CPLV Property Owner LLC and Claudine Propco LLC (CPLV).	Previously filed on Form 8-K filed on July 21, 2020.

10.4**	Non-CPLV Lease (conformed through the Fifth Amendment), dated as of July 20, 2020, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.5**	Sixth Amendment to Non-CPLV Lease, dated as of September 30, 2020, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	Filed herewith.

10.6	Guaranty of Lease, dated as of July 20, 2020, by and among Eldorado Resorts, Inc. and the entities listed on Schedule A thereto (Non-CPLV).	Previously filed on Form 8-K filed on July 21, 2020.

10.7**	Second Amendment, dated as of July 20, 2020, to Lease (Joliet), dated as of October 7, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.	Previously filed on Form 8-K filed on July 21, 2020.

10.8**
Third Amendment to Lease (Joliet), dated as of September 30, 2020, to Lease (Joliet), dated as of October 7, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.
Filed herewith.

10.9	Guaranty of Lease, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and Harrah’s Joliet Landco LLC (Joliet).	Previously filed on Form 8-K filed on July 21, 2020.

Exhibit Number	Description of Exhibit	Method of Filing
10.10*	Right of First Refusal Agreement, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Las Vegas Strip).	Previously filed on Form 8-K filed on July 21, 2020.

10.11*	Right of First Refusal Agreement, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Horseshoe Baltimore).	Previously filed on Form 8-K filed on July 21, 2020.

10.12	Second Amended and Restated Lease Agreement, dated April 3, 2020, by and among Jazz Casino Company, L.L.C., New Orleans Building Corporation, and the City of New Orleans.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on April 6, 2020.

10.13	Letter agreement, dated April 3, 2020, by and among Jazz Casino Company, L.L.C., New Orleans Building Corporation and the City of New Orleans.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on April 6, 2020.

10.14
Second Amendment, dated as of July 20, 2020, to Golf Course Use Agreement, dated as of October 6, 2017, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC.
Previously filed on Form 8-K filed on July 21, 2020.

10.15*	Amended and Restated Put-Call Right Agreement, dated as of July 20, 2020, by and among Claudine Propco, LLC and Eastside Convention Center, LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.16*	Second Amended and Restated Put-Call Right Agreement entered into as of September 18, 2020 by and among Claudine Propco LLC and Caesars Convention Center Owner, LLC.	Previously filed on Form 8-K filed on September 18, 2020.

10.17*	Put-Call Right Agreement entered into as of July 20, 2020 by and between Centaur Propco LLC and Caesars Resort Collection, LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.18
First Amendment to Third Amended and Restated Omnibus License and Enterprise Services Agreement, dated as of July 20, 2020, by and among Caesars Enterprise Services, LLC, CEOC, LLC, Caesars Resort Collection LLC, Caesars License Company, LLC and Caesars World LLC (including as Exhibit A thereto a conformed copy of the Third Amended and Restated Omnibus License and Enterprise Services Agreement, dated as of December 26, 2018, as amended).
Previously filed on Form 8-K filed by Caesars Holdings, Inc. on July 21, 2020.

10.19
Credit Agreement, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and U.S. Bank National Association, as collateral agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.20
Incremental Assumption Agreement No. 1, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.21
Credit Agreement, dated as of December 22, 2017, by and among Caesars Resort Collection, LLC, the other borrowers from time to time party thereto, the lenders party thereto, and Credit Suisse, AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed by Caesars Holdings, Inc. on December 22, 2017.

10.22
First Amendment to Credit Agreement, dated as of June 15, 2020, by and among Caesars Resort Collection, LLC, the subsidiary loan parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed by Caesars Holdings, Inc. on June 12, 2020.

10.23
Incremental Assumption Agreement No. 1, dated as of July 20, 2020, by and among Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.24
Incremental Assumption Agreement No. 2, dated as of July 20, 2020, by and among Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, the lender party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.25	Caesars Entertainment Corporation Amended and Restated Escrow Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on October 13, 2017.

Exhibit Number	Description of Exhibit	Method of Filing
10.26†	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	Previously filed on Form 10-Q filed by Caesars Holdings, Inc. on August 9, 2007.

10.27†	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	Previously filed on Form 10-Q filed by Caesars Holdings, Inc. on August 9, 2007.

10.28†	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	Previously filed on Form 10-Q filed by Caesars Holdings, Inc. on August 9, 2007.

10.29†	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	Previously filed on Form 10-Q filed by Caesars Holdings, Inc. on August 9, 2007.

10.30†	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on February 13, 2009.

10.31†
Second Amendment to the Amendment and Restatement of the Caesars Entertainment Corporation Executive Supplemental Savings Plan II (fka Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II), effective as of November 5, 2014.
Previously filed on Form 10-K filed by Caesars Holdings, Inc. on March 16, 2015.

10.32†
Caesars Entertainment Corporation Second Amended and Restated Executive Deferred Compensation Trust Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.
Previously filed on Form 8-K filed by Caesars Holdings, Inc. on October 13, 2017.

10.33	Trademark License Agreement, dated as of October 6, 2017, between Caesars License Company, LLC and Desert Palace LLC.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on October 13, 2017.

10.34	Amended and Restated Casino Operating Contract, dated April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on April 6, 2020.

10.35
First Amendment to the Amended and Restated Casino Operating Contract, made and entered into as of April 9, 2020, and made effective as of April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.
Previously filed on Form 8-K/A filed by Caesars Holdings, Inc. on April 14, 2020.

10.36†	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form S-1/A filed by Caesars Holdings, Inc. on February 2, 2012.

10.37†	Amendment No. 1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on July 25, 2012.

10.38†	Amendment No. 2 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on May 20, 2015.

10.39†	Amendment No. 3 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on May 20, 2016.

10.40†	Amendment No. 4 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form 10-Q filed by Caesars Holdings, Inc. on August 2, 2016.

Exhibit Number	Description of Exhibit	Method of Filing
10.41†	Caesars Entertainment Corporation 2017 Performance Incentive Plan.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on October 6, 2017.

10.42†	Amendment No. 1 to Caesars Entertainment Corporation 2017 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on April 6, 2018.

10.43†	Caesars Entertainment Corporation Executive Supplemental Savings Plan III.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on December 13, 2018.

10.44†	Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on December 13, 2018.

10.45†	Caesars Acquisition Company 2014 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Acquisition Company on April 16, 2014.

10.46†	Form of Director Indemnification Agreement.	Filed herewith.

10.47
Amended and Restated Omnibus Amendment to Leases, dated as of October 27, 2020, by and among the entities listed on schedule A thereto, CPLV Property Owner LLC, Claudine Propco LLC, Harrah’s Joliet Landco LLC, CEOC, LLC, the entities listed on schedule B thereto, Desert Palace LLC, Harrah’s Las Vegas, LLC and Des Plaines Development Limited Partnership.
Filed herewith.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

99.1	Financial Information of Caesars Resorts Collection, LLC	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

†	Denotes a management contract or compensatory plan or arrangement.
*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the U.S. Securities and Exchange Commission upon its request.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) not material and (ii) could be competitively harmful if publicly disclosed. The Company will furnish supplementally an unredacted copy of such exhibit to the U.S. Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

Date: November 9, 2020	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)