Form 10-K
period 2020-12-31
Caesars Entertainment, Inc.
filed 2021-03-01
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period           to
Commission File No. 001-36629
CAESARS ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction of
incorporation or organization)
46-3656781
(I.R.S. Employer
Identification No.)
100 West Liberty Street, 12th Floor
Reno, Nevada 89501
(Address of principal executive offices)
Telephone: (775) 328-0100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.00001, par value	CZR	NASDAQ Stock Market
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was $3.6 billion at June 30, 2020 based upon the closing price for the shares of CZR’s common stock as reported by The Nasdaq Stock Market.
As of February 22, 2021, there were 208,277,434 outstanding shares of the Registrant’s Common Stock, net of treasury shares.
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2020.

CAESARS ENTERTAINMENT, INC.
ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2020

PART I
Item 1.    Business.
Caesars Entertainment, Inc., a Delaware corporation formerly known as Eldorado Resorts, Inc. (“ERI” or “Eldorado”), is referred to as the “Company,” “CEI,” “Caesars,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.”
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included in Item 8.
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
We lease certain real property assets from third parties, including GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) and VICI Properties L.P., a Delaware limited partnership (“VICI”).
Significant Transactions in 2020
On July 20, 2020, we completed the merger with Caesars Entertainment Corporation (“Former Caesars”) pursuant to which Former Caesars became our wholly-owned subsidiary (the “Merger”). As a result of the Merger, we currently own, lease or manage an aggregate of 54 domestic properties in 16 states with approximately 54,600 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 3,200 table games and approximately 47,700 hotel rooms as of December 31, 2020. We also have international operations in five countries outside of the U.S. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Upon completion of our previously announced sales, or expected sales of certain gaming properties, we expect to continue to own, lease or manage 48 properties. See Item 2, “Properties,” for more information about our properties.
In connection with the Merger, Caesars Entertainment Corporation changed its name to “Caesars Holdings, Inc.” and Eldorado Resorts, Inc. converted into a Delaware corporation and changed its name to “Caesars Entertainment, Inc.” In addition, effective as of July 21, 2020 our ticker symbol on the NASDAQ Stock Market changed from “ERI” to “CZR”. In connection with the Merger, we also entered into a Master Transaction Agreement (the “MTA”) with VICI, pursuant to which, among other things, we agreed to consummate certain sale and leaseback transactions and amend certain lease agreements with VICI and/or its affiliates with respect to certain property described in the MTA. See Item 7 for further discussion of the Merger and Acquisitions Related Activities.
On July 1, 2020, the Company completed the sales of Isle of Capri Casino Kansas City (“Kansas City”) and Lady Luck Casino Vicksburg (“Vicksburg”). On September 30, 2020, the Company completed the sale of Harrah’s Reno.
On April 24, 2020, the Company entered into a definitive purchase agreement with Twin River Worldwide Holdings, Inc. (“Twin River” or subsequently, “Bally’s Corporation”) and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Resort Casino Shreveport (“Eldorado Shreveport”) and MontBleu Casino Resort & Spa (“MontBleu”), for aggregate consideration of $155 million, subject to a customary working capital adjustment. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. The sale of Eldorado Shreveport closed on December 23, 2020 for $140 million, subject to a customary working capital adjustment, and the sale of MontBleu is expected to close in the first half of 2021.
On September 3, 2020, the Company and VICI entered into an agreement to sell Harrah’s Louisiana Downs Casino, Racing & Entertainment (“Harrah’s Louisiana Downs”) to Rubico Acquisition Corp. for $22 million, subject to a customary working capital adjustment, which proceeds will be split between the Company and VICI. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the first half of 2021.
In connection with its review of the Merger, the Indiana Gaming Commission determined on July 16, 2020 that, as a condition to their approval of the Merger, the Company is required to enter into agreements to divest of three properties within the state of Indiana in order to avoid undue economic concentration. As discussed below, the Company has entered into agreements to sell

Tropicana Evansville (“Evansville”) and Caesars Southern Indiana. The Company plans to enter into an agreement to divest Horseshoe Hammond prior to December 31, 2021, as the deadline was extended by the Indiana Gaming Commission.
On October 27, 2020, the Company entered into an agreement to sell Evansville to GLPI and Twin River for $480 million in cash, subject to a customary working capital adjustment. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in mid-2021.
Also on October 27, 2020, in conjunction with the execution of the agreement to sell Evansville, the Company’s subsidiaries, Isle Casino Bettendorf and Isle Casino Hotel Waterloo (collectively, the “Exchanging Subsidiaries”), entered into an Exchange Agreement with GLPI pursuant to which the Exchanging Subsidiaries agreed to transfer the real estate relating to the Isle Casino Bettendorf and Isle Casino Hotel Waterloo to GLPI in exchange for the real estate relating to Evansville. The exchange transaction closed on December 18, 2020 and as a result of the lease being classified as a finance obligation the exchange was accounted for as a debt modification. As a result of the exchange, the real estate relating to Evansville was removed from the master lease with GLPI that we entered into in connection with the acquisition of Tropicana (the “GLPI Master Lease”) and the real estate relating to Isle Casino Bettendorf and Isle Casino Hotel Waterloo is now subject to the GLPI Master Lease.
On November 18, 2020, the sale of Bally's Atlantic City to Bally’s Corporation was completed for $25 million. The proceeds from the sale were split between the Company and VICI, and the Company received $5 million of net proceeds. In addition, on October 9, 2020, we reached an agreement to sell the Bally’s brand to Bally’s Corporation for $20 million, while retaining the right to use the brand within Bally’s Las Vegas into perpetuity. We agreed to reimburse Bally’s Corporation $30 million for capital expenditures required at Bally’s Atlantic City and recorded a liability within Accrued other liabilities and recorded a charge to Discontinued operations, net of income taxes. We expect that such commitment will be satisfied by adjusting obligations under certain sportsbook operating agreements between Bally’s Corporation and the Company following our expected acquisition of William Hill.
On December 1, 2020, the Company entered into an agreement to sell the Belle of Baton Rouge (“Baton Rouge”) to CQ Holding Company, Inc. Pursuant to the terms of the GLPI Master Lease, Baton Rouge will be removed from the GLPI Master Lease, and the rent payments to GLPI will remain unchanged. GLPI will retain ownership of the real estate of Baton Rouge. The transaction is expected to close in mid-2021 and is subject to regulatory approvals and other customary closing conditions.
On December 24, 2020, the Company entered into an agreement to sell Caesars Southern Indiana to the Eastern Band of Cherokee Indians (“EBCI”) for $250 million, subject to a customary working capital adjustment. Our annual payments to VICI under the Regional Lease (as defined below) will decline by $33 million upon closing of the transaction. Additionally, effective as of the closing of the transaction, the Company and EBCI will enter into a long-term agreement for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the third quarter of 2021.
Former Caesars’ properties, including Harrah’s Louisiana Downs, Caesars Southern Indiana, Horseshoe Hammond, Harrah’s Reno, Caesars UK group, including Emerald Resort & Casino, and Bally’s Atlantic City, have met held for sale criteria as of the date of the closing of the Merger. The sales of these properties have or are expected to close within one year from the date of the closing of the Merger and the properties are classified as discontinued operations.
Proposed Acquisition of William Hill
Since January 29, 2019, the Company has held 13 million ordinary shares of William Hill plc and a 20% ownership interest in William Hill US Holdco, Inc. (“William Hill US”), its United States subsidiary (together, “William Hill”). Additionally, the Company receives a profit share from the operations of sports betting and other gaming activities associated with the Company’s properties. See below for further detail.
On September 30, 2020, we announced that we had reached an agreement with William Hill plc on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill plc, in an all-cash transaction of approximately £2.9 billion, or $3.7 billion. The transaction is conditioned on, among other things, the approval of William Hill plc shareholders, which was received on November 19, 2020, and receipt of required regulatory approvals. The Company announced the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) relating to the proposed combination with William Hill plc. A final UK court hearing is scheduled for the last week of March 2021 and we expect to close the acquisition shortly thereafter. See Note 1 for further details.

COVID-19 Public Health Emergency
In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and has since spread throughout much of the world, including the United States. All of our casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of the COVID-19 public health emergency. On May 15, 2020, we began reopening our properties and have resumed certain operations at all of our properties as of December 31, 2020, with the exception of additional temporary closures of Caesars Windsor, Harrah’s Philadelphia, and our properties in Illinois. Subsequently, Harrah’s Philadelphia and our properties in Illinois have reopened. The COVID-19 public health emergency has had a material adverse effect on our business, financial condition and results of operations for the year ended December 31, 2020. We continued to pay our full-time employees through April 10, 2020, including tips and tokens. Effective April 11, 2020, we furloughed approximately 90% of our employees, implemented salary reductions and committed to continue to provide benefits to our employees during the duration of their respective furlough period. A portion of our workforce has returned to service as the properties have resumed with limited capacities and in compliance with operating restrictions imposed by governmental or tribal orders, directives, and guidelines. Due to the impact of the ongoing COVID-19 public health emergency on our results of operations, we obtained waivers on the financial covenants in Former Caesars credit facility agreement and the GLPI Master Lease. Furthermore, we obtained waivers in relation to annual capital expenditure requirements under the leases with VICI.
Business Operations
Our consolidated business is composed of five complementary businesses that reinforce, cross-promote, and build upon each other: casino, food and beverage, hotel, casino management services, retail and entertainment and other business operations, including online sports betting and iGaming.
Casino Operations
Our casino operations generate revenues from approximately 54,600 slot machines and 3,200 table games, including poker, as well as other games such as keno, and race and online sportsbooks, all of which comprised approximately 67% of our total net revenues in 2020. Slot revenues generate the majority of our casino revenues, particularly in our properties located outside of Las Vegas and Atlantic City.
Food and Beverage Operations
Our food and beverage operations generate revenues from our dining venues, bars, nightclubs, and lounges located throughout our casinos, as well as room service in our hotels, and represented approximately 10% of our total net revenues in 2020. Many of our properties include several dining options, ranging from upscale dining experiences to moderately-priced restaurants.
Hotel Operations
Hotel operations generate revenues from hotel stays at our properties in our approximately 47,700 guest rooms and suites worldwide and represented approximately 13% of our total net revenues in 2020. Our properties operate at various price and service points, allowing us to host a variety of casino guests, who are visiting our properties for gaming and other casino entertainment options, and non-casino guests who are visiting our properties for other purposes, such as vacation travel or conventions.
Management Services
We earn revenue from fees paid for the management of five domestic casinos. Managed properties represent Caesars-branded properties where we provide staffing and management services under management agreements.
Entertainment and Other Non-Gaming Operations
We provide a variety of retail and entertainment offerings at our properties. We operate various entertainment venues across the United States, including the Colosseum at Caesars Palace and Zappos Theater at Planet Hollywood. These award-winning entertainment venues are scheduled to host prominent headliners, such as Sting, Usher, Donny Osmond, Morrissey and the Scorpions.
The LINQ Promenade is an open-air dining, entertainment, and retail development located between The LINQ Hotel & Casino and Flamingo Las Vegas, which features The High Roller, a 550-foot observation wheel, and Fly LINQ, the first and only zipline on the Las Vegas Strip. The retail stores offer guests a wide range of options from high-end brands and accessories to souvenirs and decorative items.

CAESARS FORUM is a 550,000 square-foot conference center located at the center of the Las Vegas Strip. CAESARS FORUM features 300,000 square feet of flexible meeting space, the two largest pillarless ballrooms in the world, LEED silver-rating, and FORUM Plaza, the first 100,000 square-foot outdoor meeting and event space in Las Vegas. Though currently available for use, COVID-19 related restrictions have limited our ability to utilize the convention center and meeting space.
Online Sports Betting and iGaming
In September 2018, we entered into a 25-year agreement, which became effective in January 2019, with William Hill pursuant to which we (i) granted to William Hill the right to conduct betting activities, including operating sportsbooks, in retail channels and under our first skin and third skin for online channels with respect to our current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing our second skin available with respect to properties in such territories. We received a 20% ownership interest in William Hill US as well as 13 million ordinary shares of William Hill plc in exchange for the right to the use of certain skins (described above). The fair value of the William Hill US and William Hill plc shares received has been deferred and is recognized as revenue on a straight-line basis over the 25-year term of the agreement. The amortization of deferred revenues associated with our equity interests is included in other revenue within our Corporate and Other segment. Additionally, we receive a profit share from the operations of betting and other online gaming activities operated under our licenses. See Note 5.
As mentioned above, we have entered into an agreement with William Hill plc on the terms of a recommended cash acquisition and the consummation of the acquisition is conditioned on receipt of required regulatory approvals. Currently William Hill operates 37 sportsbooks at our properties in eight states and, following the acquisition, Caesars and William Hill will be live with sports wagering across 15 U.S. states plus the district of Columbia.
Additionally, the post-merger entity will operate regulated online real money gaming businesses in four states, Nevada, Pennsylvania, New Jersey, and Michigan, and continue to leverage the World Series of Poker (“WSOP”) brand, and license the WSOP trademarks for a variety of products and services. Players in New Jersey can play over 700 casino games including slots, table games, and video poker and we expect to similarly ramp the product offering in Pennsylvania and Michigan.
Extensive usage of digital platforms and growing bettor demand are driving the market for online sports betting platforms in the United States. We believe that the proposed acquisition of William Hill positions us to address this growing market.
In January 2021, we also made a strategic investment into a daily fantasy sports platform, as discussed below, which complements our strong mobile sports and gaming network.
Sports Brand Partnerships — We continue to solidify local and national partnerships that align our casinos, resorts and brands with sports fans. In 2019, we announced high-profile exclusive sports entertainment partnerships with the NFL, making Caesars the first-ever “Official Casino Sponsor” in the history of the league. This historic partnership combines the NFL’s legendary events with our properties to bring unique experiences to Caesars patrons. This includes exclusive rights to use NFL trademarks in the U.S. and U.K. to promote our properties, also enabling Caesars to host exclusive special events and experiences. For example, in April 2019, Caesars and the NFL hosted the NFL Alumni Las Vegas Draft Party with exclusive fan access to an autograph session with legendary NFL players, giveaways and an open bar at the LINQ Hotel & Casino. Caesars will continue to host brand activations at prominent, high-profile NFL events, including the NFL Draft, NFL playoffs, and the Super Bowl during this multi-year partnership.
Additionally, on August 24, 2020, the Company and ESPN opened a new ESPN-branded studio at the LINQ Hotel & Casino in Las Vegas where ESPN broadcasts sports betting-themed content and other programming. Under the agreement, Caesars has been designated as ESPN’s “Official Odds Provider,” ESPN produces and distributes certain content across ESPN’s media platforms that features Caesars branding, and Caesars purchases advertising across ESPN and its affiliated advertising platforms, among other terms. On September 10, 2020, the Company entered into a multi-year agreement with ESPN including link integrations from ESPN’s website and app to sportsbooks with our sports betting partner, William Hill.
Market Activities
Other Developments
Our proposed acquisition of William Hill represents a compelling opportunity to improve the offering and experience for the customer by providing access to Caesars’ brand and highly regarded loyalty program (which had approximately 60 million members at the end of 2020). The combined company will also be afforded the ability to access our extensive and pre-existing relationships with various sports teams and events including being the Official Casino Sponsor of the NFL. Further, the combined company’s market access across the U.S. would be increased and would benefit from a broad network of sportsbook locations.
In addition to the proposed acquisition, in January 2021, we made a strategic investment in the daily fantasy sports platform with operations across seven professional sports in more than 35 states. The investment complements our strong mobile sports and gaming network by adding an innovative fantasy sports platform, allowing more options to play both online and in-person, and is expected to be tied to Caesars Rewards to permit players to earn credits redeemable for rewards and experiences, either online or at one of our casino resorts nationwide.
Trends
COVID-19 — The extent of the ongoing and future effects of the COVID-19 public health emergency on our business and the casino resort industry generally is uncertain, but we expect that it will continue to have a significant impact on our business, results of operations and financial condition. The extent and duration of the impact of COVID-19 will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak, business recovery trends, restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders or additional restrictions in response to continued developments with the COVID-19 public health emergency, the efficacy and availability of vaccines, our ability to adapt to evolving operating procedures, the impact on consumer demand and discretionary spending, the length of time it takes for demand to return and our ability to adjust our cost structures for the duration of the outbreak’s effect on our operations.
Online Betting and Gaming — Online betting and gaming is a rapidly developing sector of the e-commerce industry and we believe the digital segment of the global betting and gaming industry will continue to grow in popularity and consumer confidence. The market for online betting platforms is being driven by increased use of digital processes and global, growing bettor demand. We anticipate that the United States market will begin to have a strong and steady uptake in active wagers as state-by-state legislation in the United States continues to evolve in response to recent legislation resulting in new opportunities in the United States sports betting market. The extent and future effects of online betting and gaming on our casino properties is uncertain but we expect that our online betting and gaming offering will be complementary to our brick-and-mortar casino business.
Competition
The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. In most regions, we compete directly with other casino facilities operating in the immediate and surrounding areas. In Las Vegas, our largest jurisdiction, competition is expected to increase in the coming years. For example, the Genting Group is developing a casino and hotel called Resorts World Las Vegas, which is expected to open in summer 2021. It is located on the northern end of the Las Vegas Strip. In response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. Our Las Vegas Strip hotels and casinos also compete, in part, with each other.
In recent years, many casino operators, including us, have been reinvesting in existing facilities, developing or rebranding new casinos or complementary facilities, and acquiring established facilities. These reinvestment and expansion efforts combined with aggressive marketing strategies by us and many of our competitors have resulted in increased competition in many regions. As companies have completed new expansion projects, supply has grown at a faster pace than demand in some areas. The expansion of properties and entertainment venues into new jurisdictions also presents competitive issues. Atlantic City, in particular, has experienced significant competitive pressure primarily due to the addition of gaming and room capacity associated with the expansion of gaming in Maryland, New York, and Pennsylvania, as well as the opening of new properties. This has resulted in several casino closings in recent years. Other examples of expected increases in competition in the markets include the recent legalization of casinos at licensed horse race tracks in Nebraska in November 2020 and the opening of Live! Casino and Hotel Philadelphia in February 2021.
Our properties also compete with legalized gaming from casinos located on Native American tribal lands. While the competitive impact on operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located in the same regions as our properties could have an adverse effect on our results of operations. In some instances, particularly in the case of Native American casinos, our competitors pay lower taxes or no taxes. In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers. These factors create additional challenges for us in competing for customers and accessing cash flow or financing to fund improvements for our casino and entertainment products that enable us to remain competitive.

We also compete with other non-gaming resorts and vacation areas, various other entertainment businesses, and other forms of gaming, such as state lotteries, on-track and off-track wagering, video lottery terminals, and card parlors. Our non-gaming offerings also compete with other retail facilities, amusement attractions, food and beverage offerings, and entertainment venues. Internet gaming and sports betting also create additional competition for our brick-and-mortar operations.
Resources Material to Business
Rewards Programs
We believe Caesars Rewards, which we acquired in 2020 as a result of the Merger, enables us to compete more effectively and capture a larger share of our customers’ entertainment spending when they travel among regions versus that of a standalone property, which is core to our cross-market strategy. Legacy ERI loyalty club members are able to link their account to Caesars Rewards.
Members who have joined Caesars Rewards can earn Reward Credits for qualifying gaming activity and qualifying hotel, dining and retail spending at all Caesars-affiliated properties in the United States, Canada, the United Kingdom, and Dubai. Members can also earn additional Reward Credits when they use their Caesars Rewards VISA credit card or make a purchase through a Caesars Rewards partner. Members can redeem their earned Reward Credits with Caesars for hotel amenities, casino free play and other items such as merchandise, gift cards, and travel.
Caesars Rewards is structured in tiers (designated as Gold, Platinum, Diamond or Seven Stars), each with increasing member benefits and privileges. Members are provided promotional offers based on their Tier Level, their engagement with Caesars-affiliated properties, aspects of their casino gaming play, and their preferred spending choices outside of gaming. Member information is also used in connection with various marketing promotions, including campaigns involving direct mail, email, our websites, mobile devices, social media, and interactive slot machines.
Intellectual Property and Resources
We use a variety of trade names, service marks, trademarks, patents and copyrights in our operations and believe that we have all the licenses necessary to conduct our continuing operations. The development of intellectual property is part of our overall business strategy. We regard our intellectual property to be an important element of our success. We have registered several service marks, trademarks, patents and copyrights with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to conduct our business. We also own patents relating to unique casino games. While our business as a whole is not substantially dependent on any one patent, trademark, copyright, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, trademarks, copyrights, and trade secret laws. We file applications for and obtain patents, trademarks, and copyrights in the United States and foreign countries where we believe filing for such protection is appropriate, including United States and foreign patent applications covering certain proprietary technology of Caesars Enterprise Services, LLC (“CES”). We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. CES’ United States patents have varying expiration dates.
We have not applied for the registration of all of our trademarks, copyrights, proprietary technology, or other intellectual property rights, as the case may be, and may not be successful in obtaining all intellectual property rights for which we have applied. Despite our efforts to protect our proprietary rights, parties may infringe upon our intellectual property and use information that we regard as proprietary, and our rights may be invalidated or unenforceable. The laws of some foreign countries do not protect proprietary rights or intellectual property to as great of an extent as do the laws of the United States. In addition, others may independently develop substantially equivalent intellectual property.
We own or have the right to use proprietary rights to a number of trademarks that we consider, along with the associated name recognition, to be valuable to our business, including Eldorado, Silver Legacy, Isle, Lady Luck, Tropicana, Circus Circus, Caesars, Flamingo, Harrah’s, Horseshoe, Paris, Caesars Rewards, WSOP, and licenses for the Planet Hollywood trademark used in connection with the Planet Hollywood in Las Vegas and for the Bally’s trademark used in connection with Bally’s Las Vegas in Las Vegas.

Industry Overview
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also Exhibit 99.1, “Gaming Overview,” to this Annual Report on Form 10-K, which is incorporated herein by reference.
Seasonality
We believe that business at our regional properties outside of Las Vegas is subject to seasonality, including seasonality based on the weather in the markets in which they operate and the travel habits of visitors. Business in our properties can also fluctuate due to specific holidays or other significant events, such as Easter (particularly when the holiday falls in a different quarter than the prior year), the WSOP tournament (with respect to our Las Vegas properties), city-wide conventions, a large sporting event or a concert, or visits by our premium players. We also believe that any seasonality, holiday, or other significant event may affect our various properties or regions differently.
Gaming Licenses and Governmental Regulations
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
Under provisions of gaming laws in jurisdictions in which we have operations, and under our organizational documents, certain of our securities are subject to restriction on ownership which may be imposed by specified governmental authorities. The restrictions may require a holder of our securities to dispose of the securities or, if the holder refuses, or is unable to dispose of the securities, we may be required to repurchase the securities.
A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K, which is incorporated herein by reference.
Internal Revenue Service Regulations
The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, other games.
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
We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results. See Item 1A, “Risk Factors,” for additional discussion.
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
Human Capital Management
We aim to provide a workplace that is engaging, empowering, inclusive and respectful for all employees (our “Team Members”), embracing a culture of openness, passion for service and recognition. Our ongoing investment in professional training and development, safety, health and wellbeing and Team Member recognition linked to guest satisfaction are all important drivers of our success in delivering outstanding financial results and creating value for our communities. We have approximately 54,000 employees at our domestic properties throughout our organization.

Labor Relations
Approximately 21,000 of our employees are covered by collective bargaining agreements with certain of our subsidiaries. The majority of these employees in various job positions are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Las Vegas Culinary Employees	12,500	Culinary Workers Union, Local 226	May 31, 2023
Atlantic City Food & Beverage and Hotel Employees	3,000	UNITE HERE, Local 54	May 31, 2022
Las Vegas Bartenders	1,200	Bartenders Union, Local 165	May 31, 2023
Las Vegas Dealers	2,100	United Auto Workers	September 30, 2023
Team Member Engagement, Compensation, Benefits, Development, Safety and Wellbeing
We strive to inspire our Team Members through our mission, vision and values, and our Code of Commitment (described below). To evaluate our Team Member experience and our retention efforts, we monitor a number of employee measures, such as turnover rates and Team Member satisfaction. We are revising our Team Member experience surveys to help us further understand the drivers of engagement and areas where we can improve.
Our compensation and benefits programs are designed to attract, retain and motivate our Team Members. In addition to competitive salaries and wages, we provide a variety of short-term, long-term and incentive-based compensation programs to reward performance relative to key metrics relevant to our business. We offer comprehensive benefit options including, but not limited to, retirement savings plans, health insurance coverage (including medical, mental health, dental, vision and pharmacy), parental leave and company-paid life insurance.
We place utmost importance on creating a safe workplace for our Team Members, embedding procedures so that all our Team Members have the awareness, knowledge and tools to make safe working a habit.
We also have maintained a wellness program to help our Team Members improve their health and wellbeing. This program has demonstrated improved health metrics for participating employees and their covered family members helping reduce the cost of healthcare for Team Members and for the Company. We are implementing enhancements and a relaunch in conjunction with the consolidation of our group health plans.
In 2020, we sponsored Caesars Cares, a 501(c)(3) charity that provides financial assistance to Team Members in need. Approximately 1,200 grants totaling approximately $1 million were provided to Team Members in 2020, including those impacted by hurricanes in several of the communities in which we operate and the COVID-19 public health emergency.
Diversity, Equity and Inclusion
We embrace diversity and aim to create an inclusive working environment that celebrates all our Team Members as individuals. Our diversity, equity and inclusion (“DEI”) framework identifies five pillars of activity: advocacy, Team Members, suppliers, communities and guests for a holistic approach to embedding DEI in everything we do. We publish our DEI data in our annual CSR report (described below). In 2020, 44% of leadership roles in the Company were held by women and 40% were held by people of color. In 2021, we set our new goals around gender and racial diversity. By 2025, 50% of leadership roles will be held by women. Furthermore, by 2025, 50% of leadership roles will be held by people of color.
COVID-19 Public Health Emergency
In 2020, the COVID-19 public health emergency brought unparalleled threats to the health and safety of our Team Members, guests, partners and communities and created unprecedented challenges. Our foremost priority was to protect the health and safety of all those connected to our business while operating in compliance with all applicable guidance, directives and protocols. We have made every effort to alleviate hardship by providing continued pay for up to six weeks for furloughed Team Members, maintaining payment of health insurance premiums for furloughed Team Members, maintaining our employee assistance programs and sponsoring Caesars Cares (see above). In our communities, we donated perishable goods amounting to thousands of meals following the closure of dining facilities at our properties. We also donated funds, and our Team Members volunteered, to help organizations across the United States to support community needs.

Corporate Social Responsibility
Caesars’s Board of Directors (the “Board”) and senior executives view Corporate Social Responsibility (“CSR”) as an integral element in the way we do business, in the belief that being a good corporate citizen helps protect the company against risk, contributes to improved performance and helps foster positive relationships with all those with whom we connect. The Board and our executive management are committed to being an industry leader in CSR (which includes diversity, equity and inclusion, social impact, and environmental sustainability). In 2020, the Board and our leadership continued to engage with our CEO-level external CSR Advisory Board comprised of experts representing DEI, business strategy, academia and investors, and used their guidance to confirm our CSR priorities. These priorities are reflected in our eleventh annual CSR report, published in 2020 in accordance with Global Reporting Initiative Standards.
CSR Committee of the Board
Following the Merger in July 2020, Caesars’ Board formed a CSR committee that defines the duties and responsibilities of the Board in supporting delivery of our corporate purpose and CSR strategy as well as CSR-related aspects of corporate governance such as Board diversity.
Code of Commitment
Caesars is committed to being a responsible corporate citizen and environmental steward through our CSR strategy, PEOPLE PLANET PLAY. This is reflected in our Code of Commitment which is our public pledge to our guests, Team Members, communities, business partners and all those we reach that we will honor the trust they have placed in us through ethical conduct and integrity. We commit to:
•PEOPLE: Supporting the wellbeing of our Team Members, guests and local communities.
•PLANET: Taking care of the world we all call home.
•PLAY: Creating memorable experiences for our guests and leading responsible gaming practices in the industry.
PEOPLE PLANET PLAY Strategy
Our PEOPLE PLANET PLAY strategy defines how we meet the obligations of our Code of Commitment and is aligned with global priorities articulated by the United Nations as the Sustainable Development Goals. PEOPLE PLANET PLAY establishes multi-year targets in key areas of impact, including science-based greenhouse gas emissions-reduction, formally approved by the Science Based Targets Initiative (“SBTi”), aligning with global best practices on climate change action. We are reviewing our PEOPLE PLANET PLAY targets and expect to publish our targets after our first year as a combined entity.
Responsible Gaming
For more than thirty years, Caesars has maintained its Responsible Gaming (“RG”) program. We train tens of thousands of Team Members each year and a cadre of RG Ambassadors throughout our properties to identify guests in need of assistance and provide support. In recent years, Caesars has contributed to the National Center for Responsible Gaming, the National Council on Problem Gaming and other state programs to help advance responsible practices in the gaming industry.
Environmental Stewardship
We take a proactive approach to environmental sustainability through our CodeGreen strategy established by Former Caesars in 2007, consistently improving our performance across energy and greenhouse gas emissions efficiencies, reduction of water consumption and increasing waste diversion from landfills. Caesars recognizes the impact climate change can play both on our business and the guests we serve. Identifying, assessing, and managing the risks and opportunities therefore plays a vital role in our long-term strategic thinking on climate and water, and how we approach our CSR goals. Between 2011 and 2019, Former Caesars reduced its absolute Scope 1 and 2 greenhouse gas (“GHG”) emissions by 19.7%. In 2019, Former Caesars further committed to mitigating its impact on climate change by updating our previously approved science based targets to be in line with well below 2 degrees Celsius per SBTi: (i) reducing absolute Scope 1 and 2 GHG emissions by 35% by 2025, and 100% by 2050 from a 2011 base-year and (ii) having 60% of suppliers by spend institute science-based GHG reduction targets for their operations by 2023. In 2021, we expect to establish a new baseline in order to reaffirm our targets and goals as a combined company. Caesars is pursuing renewable energy sources and low-carbon options, including on site solar developments. Our long-term goals include evaluating energy supply for each of our properties in pursuit of our SBTs.
We voluntarily participate in the CDP (formerly the Carbon Disclosure Project), an international nonprofit that drives sustainable economies. In 2020, Caesars made the A List for climate and water security and earned a spot on the Supplier Engagement Leaderboard from CDP. Just 5% of companies assessed by CDP make A List and only 7% make the Supplier Engagement Leaderboard.

We are committed to creating and investing in policies and procedures towards CSR efforts. In order to engage guests in our CSR efforts, we have branded our hotel rooms with our PEOPLE PLANET PLAY messaging, inviting guests to play a role by using water, air-conditioning and towels with the environment in mind. We promote sustainable sourcing of key food ingredients for our menus from sustainably managed farms and fisheries.
Community Investment
Caesars contributes extensively to our local communities to help them develop and prosper, through funding community projects, employee volunteering and cash donations from the Caesars Foundation, a private foundation funded from our operating income. In 2020, the Caesars Foundation contributed $1.3 million to communities across the United States with an emphasis on COVID-19 crisis relief at the local level through food and shelter insecurity, wellness and workforce development programs. The Foundation also continued to support significant national relationships that support diversity equity and inclusion.
Many of our community partners are long-term collaborations. For example, our many years of partnership with Meals on Wheels America (“MOWA”) to combat the issues of senior hunger and isolation cumulated in a national virtual summit during Seniors Appreciation Month in 2020 which addressed exponential needs on the issues, particularly given the impact of the COVID-19 public health emergency.
From 2018 through 2020, we hosted a national Economic Equity Tour through live webinars and on-line resources for thousands of women of color owned small businesses, and diverse non-profits. Expert-led webinars provided resources in the areas of financial empowerment, nonprofit organization development, and entrepreneurship.
Available Information
We are required to file annual, quarterly and other current reports and information with the Securities and Exchange Commission (“SEC”). Because we submit filings to the SEC electronically, access to this information is available at the SEC’s website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC.
We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge on our corporate website (www.caesars.com/corporate) as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Ethics and Business Conduct and charters of the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee are available on our website. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.
References in this document to our website address do not incorporate by reference the information contained on the website into this Annual Report on Form 10-K.

Item 1A.    Risk Factors.
Risks Relating to Operating Our Business
The outbreak of COVID-19 has impacted our operations and caused an economic downturn, widespread unemployment and an adverse impact on consumer sentiment, and we expect that our business and results of operations will continue to be adversely affected by the impact of COVID-19 for the foreseeable future.
On March 13, 2020, in response to the coronavirus public health emergency the U.S. government declared a national state of emergency. In an effort to help control the spread of COVID-19, public health officials imposed or recommended various measures. All of our casino properties were temporarily closed for the period from mid-March 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of the COVID-19 public health emergency. See “Item 1 – Business - COVID-19 Public Health Emergency” for further description of the precautionary measures imposed on us and the temporary closure of our casinos. While we began to open our properties beginning in mid-May 2020 and almost all of our properties are currently open, our operations, financial results and cash flows have been, and we expect them to continue to be, affected by social distancing measures, including reduced gaming operations arising from the reconfiguration of our gaming floor, limitations on the number of customers present in our facilities, restrictions on hotel, food and beverage outlets and limits on events that would otherwise attract customers to our properties.
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
The impact of COVID-19 on our business remains uncertain. In particular, a delay in wide distribution of a vaccine, or a lack of public acceptance of a vaccine, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. To the extent the U.S. economy and other major global economies experience a recession as a result of COVID-19, our business and operations could be materially adversely affected.
The impact of changes in customer demand resulting from the economic downturn, widespread unemployment, reduced consumer confidence and consumer fears on our properties cannot reasonably be determined, but it could be significant and protracted. As a result of the foregoing, we expect that COVID-19 will continue to have a material impact on our business, financial condition, liquidity, results of operations (including revenues and profitability) for an extended period of time.
We face substantial competition in the hotel and casino industry, especially in Las Vegas, our largest jurisdiction, and expect that such competition will continue.
The gaming industry is highly competitive and competition is intense in most of the markets in which we operate. We compete with a variety of gaming operations, including land-based casinos, dockside casinos, riverboat casinos, casinos located on racing tracks and casinos located on Native American reservations and other forms of legalized gaming such as video gaming terminals (VGTs) at bars, restaurants and truck stops and online gambling and sports betting. We also compete, to a lesser extent, with other forms of legalized gaming and entertainment such as bingo, pull tab games, card parlors, sportsbooks, fantasy sports websites, “cruise-to-nowhere” operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai and, in the future, may compete with gaming at other venues. In addition, we compete more generally with other forms of entertainment for the discretionary spending of our customers. In some instances, particularly in the case of Native American casinos, our competitors pay lower taxes or no taxes.
In recent years, many casino operators, including us, have reinvested in existing jurisdictions to attract new customers or to gain market share, thereby increasing competition in those jurisdictions. As an example, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. The expansion of existing casino entertainment properties, the increase in the number of properties, and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. While the long term impact of COVID-19 on these market dynamics remains uncertain, these competitive pressures have and are expected to continue to adversely affect our financial performance.
Our brick-and-mortar operations face increasing competition as a result of the expansion of legalized online gaming and betting in a number of the jurisdictions in which we operate. While we believe that we are well positioned to compete with new entrants to the betting and gaming market through online betting and gaming, including through our online betting and gaming offerings, the competitive dynamic is evolving and we cannot assure you that our results of operations will not be adversely impacted by the expansion of legalized online gaming and betting.
States that already have legalized casino gaming may further expand gaming, and other states that have not yet legalized gaming may do so in the future. We also compete with Native American gaming operations in California and other jurisdictions where Native American tribes operate large-scale gaming facilities or otherwise conduct gaming activities on Native American lands, which we expect will continue to expand. Further expansion of legalized casino gaming in jurisdictions in or near our markets or changes to gaming laws in states in which we have operations and in states near our operations could increase competition and could adversely affect our operations.
Increased competition may require us to make substantial capital expenditures to maintain and enhance the competitive positions of our properties to increase the attractiveness and add to the appeal of our facilities. Because a significant portion of our cash flow is required to pay obligations under our outstanding indebtedness and our lease obligations, there can be no assurance that we will have sufficient funds to undertake, or that we will be able to obtain sufficient financing to fund, such expenditures. If we are unable to make such expenditures, our competitive position could be negatively affected.
Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside our control.
Consumer demand for casino hotel and racetrack properties such as ours is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, the impact of high energy and food costs, the increased cost of travel, decreased disposable consumer income and wealth, fears of war and future acts of terrorism, or widespread illnesses or epidemics, including COVID-19, can have a material adverse effect on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and could further reduce customer demand for the amenities that we offer. In addition, increases in gasoline prices, including increases prompted by global political and economic instabilities, can adversely affect our operations because most of our patrons travel to our properties by car or on airlines that may pass on increases in fuel costs to passengers in the form of higher ticket prices.
Win rates (hold rates) for our casino operations depend on a variety of factors, some of which are beyond our control.
The gaming industry is characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of game, on average, will win or lose in the long run. In addition to the element of chance, win rates (hold percentages) are also affected by the spread of table limits and factors that are beyond our control, such as a player’s skill, experience, and behavior, the mix of games played, the financial resources of players, the volume of bets placed, and the amount of time players spend gambling. As a result of the variability in these factors, the actual win rates at our casinos may differ from the theoretical win rates we have estimated and could result in the winnings of our gaming customers exceeding those anticipated. The variability of win rates (hold rates) also have the potential to negatively impact our financial condition, results of operations, and cash flows.
We face the risk of fraud, theft, and cheating.
We face the risk that gaming customers may attempt or commit fraud or theft or cheat in order to increase winnings. Such acts of fraud, theft, or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers, or other casino or gaming area staff. Additionally, we also face the risk that customers may attempt or commit fraud or theft with respect to our non-gaming offerings or against other customers. Such risks include stolen credit or charge cards or cash, falsified checks, theft of retail inventory and purchased goods, and unpaid or counterfeit receipts. Failure to discover such acts or schemes in a timely manner could result in losses in our operations. Negative publicity related to such acts or schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations, and cash flows.
We extend credit to a portion of our customers, and we may not be able to collect gaming receivables from our credit customers.
We conduct our gaming activities on a credit and cash basis at many of our properties. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than customers who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular period. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible. Gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis, and judgments on gaming debts in such jurisdictions are enforceable in all U.S. states under the Full Faith and Credit Clause of the U.S. Constitution; however, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.
In addition, in November 2017, the Chinese government adopted new rules to control the cross-border transportation of cash and bearer negotiable instruments, specifically to reduce the international transfer of cash in connection with activities that are illegal in China, including gambling. The Chinese government has recently taken steps to prohibit the transfer of cash for the payment of gaming debts. These developments may have the effect of reducing the collectability of gaming debts of players from China. It is unclear whether these and other measures will continue to be in effect or become more restrictive in the future. These and any future foreign currency control policy developments that may be implemented by foreign jurisdictions could significantly impact our business, financial condition and results of operations.
Compromises of our information systems or unauthorized access to confidential information or our customers’ personal information could materially harm our reputation and business.
We collect and store confidential, personal information relating to our customers for various business purposes, including marketing and financial purposes, and credit card information for processing payments. For example, we handle, collect and store personal information in connection with our customers staying at our hotels and enrolling in Caesars Rewards. We may share this personal and confidential information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business, or for marketing purposes. Our collection and use of personal data are governed by state and federal privacy laws and regulations as well as the applicable laws and regulations in other countries in which we operate. Privacy law is subject to frequent changes and varies significantly by jurisdiction. We may incur significant costs in order to ensure compliance with the various applicable privacy requirements. In addition, privacy laws and regulations may limit our ability to market to our customers.
We assess and monitor the security of collection, storage, and transmission of customer information on an ongoing basis. We utilize commercially available software and technologies to monitor, assess and secure our network. Further, some of the systems currently used for transmission and approval of payment card transactions and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, and other such systems are determined and controlled by us. Although we have taken steps designed to safeguard our customers’ confidential personal information and important internal company data, our network and other systems and those of third parties, such as service providers, could be compromised, damaged, or disrupted by a third-party breach of our system security or that of a third-party provider or as a result of purposeful or accidental actions of third parties, our employees, or those employees of a third party, power outages, computer viruses, system failures, natural disasters, or other catastrophic events. Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties’ information security operations. Advances in computer and software capabilities, encryption technology, new tools, and other developments may increase the risk of a security breach. As a result of any security breach, customer information or other proprietary data may be accessed or transmitted by or to a third party. Despite the measures we have implemented to safeguard our information, there can be no assurance that we are adequately protecting our information.
Any loss, disclosure of, misappropriation of, or access to customers’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations, employees, and other persons, any of which could have an adverse effect on our financial condition, results of operations, and cash flow.
We have cybersecurity insurance to respond to a breach which is designed to cover expenses around notification, credit monitoring, investigation, crisis management, public relations and legal advice. We also carry other insurance which may cover ancillary aspects of the event; however, damage and claims arising from a breach may not be completely covered or may exceed the amount of any insurance available.

Our reliance on our computer systems and software could expose us to great financial harm if any of our computer systems or software were subject to any material disruption or corruption.
We rely significantly on our computer systems and software to receive and properly process internal and external data, including data related to Caesars Rewards. A disruption or corruption of the proper functioning of our computer systems or software could cause us to lose data or record erroneous data, which could result in material losses. We cannot guarantee that our efforts to maintain competitive computer systems and software will be successful. Our computer systems and software may fail or be subject to bugs or other errors, resulting in service interruptions or other unintended consequences. If any of these risks materialize, they could have a material adverse effect on our business, financial condition, and results of operations
Acts of terrorism, war, natural disasters, severe weather, and political, economic and military conditions may impede our ability to operate or may negatively impact our financial results.
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of our properties in Las Vegas use air travel. As a result of terrorist acts that occurred on September 11, 2001, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to our properties in Las Vegas. Visitation to Las Vegas also declined for a period of time following the mass shooting tragedy on October 1, 2017. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq, Afghanistan, and/or Syria or other countries throughout the world, and governmental responses to those acts or hostilities, will directly or indirectly impact our business and operating results. For example, our operations in Cairo, Egypt, were negatively affected from the uprising there in January 2011. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely affected.
In addition, natural and man-made disasters such as major fires, floods, severe snowstorms, hurricanes, earthquakes, and oil spills could also adversely impact our business and operating results. Such events could lead to the loss of use of one or more of our properties for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. For example, our property in Lake Charles, Louisiana has been closed since August 27, 2020 due to damage resulting from Hurricane Laura. Inadequate insurance or lack of available insurance for these and other certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, may be out of our control. In some cases, however, we may receive no proceeds from insurance. Further, if properties subject to our leases with VICI and GLPI are impacted by a casualty event, such leases require us to repair or restore the affected properties even if the cost of such repair or restoration exceeds the insurance proceeds that we receive. Under such circumstances, the rent under such leases is required to be paid during the period of repair or restoration even if all or a portion of the affected property is not operating. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of the casualty event or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected and the timing and receipt of insurance proceeds, if any, may be out of our control.
Our business may be subject to seasonal fluctuations that could result in volatility and have an adverse effect on our operating results.
Our business may be subject to some degree of seasonality. Weather conditions may deter or prevent customers from reaching the facilities or undertaking trips. Such conditions would particularly affect customers who are traveling longer distances to visit our properties. Seasonality may cause our properties working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. Business in our properties can also fluctuate due to specific holidays or other significant events, such as Easter (particularly when the holiday falls in a different quarter than the prior year), the World Series of Poker tournament (with respect to our Las Vegas properties), city-wide conventions, a large sporting event or a concert, or visits by our premium players. We also believe that any seasonality, holiday, or other significant event may affect our various properties or regions differently. These factors, among other things, make forecasting more difficult and may adversely affect our properties’ ability to manage working capital and to predict financial results accurately, which could adversely affect our business, financial condition, and operating results.
Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results.
We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices that affect our customers may result in reduced visitation to our resorts and a reduction in our revenues. We may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, as we could experience potentially higher utility, fuel, and transportation costs.
Any deterioration in our reputation or the reputation of our brands could adversely impact our business, financial condition, or results of operations.
Our business is dependent on the quality and reputation of our Company and brands. Events beyond our control could affect the reputation of one or more of our properties or more generally impact our corporate or brand image. Other factors that could influence our reputation include the quality of the services we offer and our actions with regard to social issues such as diversity, human rights and support for local communities. Broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands or our properties. It may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. Negative events and publicity could quickly and materially damage perceptions of us, our brands or our properties, which, in turn, could adversely impact our business, financial condition or results of operations through loss of customers, loss of business opportunities, lack of acceptance of our company to operate in host communities, employee retention or recruiting difficulties or other difficulties.
Risks related to Human Capital
We rely on our key personnel and we may face difficulties in attracting and retaining qualified employees for our casinos and race tracks.
Our future success will depend upon, among other things, our ability to keep our senior executives and highly qualified employees. The operation of our business requires, qualified executives, managers and skilled employees with gaming and horse racing industry experience and qualifications who are able to obtain the requisite licenses and approval from the applicable gaming authorities. We compete with other potential employers for employees, and we may not succeed in hiring or retaining the executives and other employees that we need. A sudden loss of or inability to replace key employees could have a material adverse effect on our business, financial condition and results of operations. Moreover, there has from time to time been a shortage of skilled labor in our markets and the continued expansion of gaming near our facilities, including the expansion of Native American gaming and internet betting and gaming, may make it more difficult for us to attract qualified candidates. While we believe that we will continue to be able to attract and retain qualified employees, shortages of skilled labor will make it increasingly difficult and expensive to attract and retain the services of a satisfactory number of qualified employees, and we may incur higher costs than expected as a result.
Work stoppages and other labor problems could negatively impact our future profits.
As of December 31, 2020, we had collective bargaining agreements covering approximately 21,000 employees. A lengthy strike or other work stoppages at any of our casino properties could have an adverse effect on our business and results of operations.
From time to time, we have also experienced attempts by labor organizations to organize certain of our non-union employees. These efforts have achieved some success to date. We cannot provide any assurance that we will not experience additional and successful union activity in the future. The impact of this union activity is undetermined and could negatively impact our results of operations.
We cannot assure you that we will be able to retain our performers and other entertainment offerings on acceptable terms or at all.
While our ability to offer live performances has been limited due to COVID-19, historically our performers have drawn customers to our properties and have been a significant source of our revenue. We cannot assure you that we will be able to retain our performers or other shows on acceptable terms or at all. In addition, the third parties that we depend on for our properties’ entertainment offerings may become incapable or unwilling to provide their services at the level agreed upon or at all.
Risks Relating to Our Capital Structure
Our substantial indebtedness and the fact that a significant portion of our cash flow is used to make interest payments and rent payments under our lease agreements could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments and rent payments.

As of December 31, 2020 we had $15.0 billion of outstanding face value indebtedness, in addition to leases with VICI and GLPI that require an annual rent payment of $1.1 billion in 2021 and that are subject to annual escalation. See Note 10 for a description of our obligations under our leases with VICI and GLPI and Note 12 for details regarding our debt outstanding and related restrictive covenants. As a result, a significant portion of our cash flow is applied to make interest payments with respect to our outstanding debt and payments under our leases. These financial obligations may have important negative consequences for us, including:
•limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make payments on our debt and lease obligations;
•increasing our vulnerability to the COVID-19 pandemic and general adverse economic and industry conditions;
•limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;
•placing us at a competitive disadvantage compared to competitors with debt and rent obligations that are less than ours;
•increasing our vulnerability to, and limiting our ability to react to, changing market conditions, changes in our industry and economic downturns;
•limiting our ability to obtain additional financing to fund working capital requirements, capital expenditures, debt service, acquisitions, general corporate or other obligations;
•subjecting us to a number of restrictive covenants that, among other things, require us to make capital expenditures and limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds and make other investments;
•exposing us to interest rate risk due to the variable interest rate on borrowings under our credit facilities; and
•affecting our ability to renew gaming and other licenses necessary to conduct our business.
Despite our current indebtedness levels, we and our subsidiaries may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, and may enter into financing obligations similar to our leases with VICI and GLPI in the future. As of December 31, 2020, we had $2.2 billion of borrowing capacity under our revolving credit facilities, before consideration of $19 million in outstanding letters of credit under CEI Revolving Credit Facility and $65 million in outstanding letters of credit under CRC Revolving Credit Facility. Further, our existing debt agreements currently permit, and we expect that agreements governing debt that we incur in the future will permit, us to incur certain other additional secured and unsecured debt. Further, we may incur other liabilities that do not constitute indebtedness. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.
The LIBOR calculation method may change and LIBOR is expected to be phased out after 2021.
Our credit facilities calculate interest on the outstanding principal balance using LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority (the “FCA”) announced it would phase out LIBOR as a benchmark by the end of 2021. In the meantime, actions by the FCA, other regulators or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect on our financial condition, results of operations and cash flows of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.
A significant portion of our casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
We currently lease certain parcels of land on which a significant portion of our properties are located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership of the underlying land. Accordingly, we have no interest in the leased land or improvements thereon at the expiration of the ground leases. If our use of the land underlying our casino properties is disrupted permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Our leases provide that they may be terminated for a number of reasons, including failure to pay rent, taxes or other payment obligations or the breach of other covenants contained in the leases. In particular, our leases with GLPI and VICI require annual rent payments of at least $1.1 billion in 2021, which is subject to escalation annually, and obligate us to make specified minimum capital expenditures with respect to the leased properties. If our business and properties fail to generate sufficient earnings, the payments required to service the rent obligations under our leases with GLPI and VICI could materially and adversely limit our ability to react to changes in our business and make acquisitions and investments in our properties. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. A termination of our ground leases or our leases with GLPI or VICI could result in a default under our debt agreements and could have a material adverse effect on our business, financial condition and results of operations. Further, in the event that any lessor of our leased properties, including GLPI or VICI, encounters financial, operational, regulatory or other challenges, there can be no assurance that such lessor will be able to comply with its obligations under the applicable lease.
Certain of our leases, including our leases with GLPI and VICI, are “triple-net” leases. Accordingly, in addition to rent, we are required to pay, among other things, the following: (1) lease payments to the underlying ground lessor for properties that are subject to ground leases; (2) facility maintenance costs; (3) all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties; (4) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to the lessor as the owner of the associated facilities. In addition, we remain obligated for lease payments and other obligations under our leases with GLPI and VICI and other ground leases even if one or more of such leased facilities is unprofitable or if we decide to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.
Legal and Regulatory Risks
We are subject to extensive governmental regulation, taxation policies and licensing, and gaming authorities have significant control over our operations, which could have an adverse effect on our business.
Licensing Requirements. The ownership and operation of casino gaming, online betting and gaming, riverboat and horse racing facilities are subject to extensive federal, state and local regulation, and regulatory authorities at local, state and national levels have broad powers with respect to the licensing of gaming businesses. We currently hold all state and local licenses and related approvals necessary to conduct our present gaming operations, but we must periodically apply to renew many of our licenses and registrations. We cannot assure you that we will be able to obtain such renewals. Any failure to maintain or renew our existing licenses, registrations, permits or approvals would have a material adverse effect on us. Furthermore, if additional laws or regulations are adopted or existing laws or regulations are amended or interpreted differently, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us.
Gaming authorities with jurisdiction over our operations may, in their discretion, require the holder of any securities issued by us to file applications, be investigated, and be found suitable to own our securities, and, if a holder is found unsuitable, we can be sanctioned, including the loss of approvals that are required for us to continue our gaming operations in the relevant jurisdictions, if such unsuitable person does not timely sell our securities. Our officers, directors and key employees are also subject to similar findings of unsuitability and the gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. See “Item 1 - Gaming Licenses and Governmental Regulations” and Exhibit 99.1 for further description of the regulations to which we are subject. The results of findings of unsuitability could materially adversely affect our gaming operations. Applicable gaming laws and regulations restrict our ability to issue securities, incur debt and undertake other financing activities. Such transactions would generally require approval of applicable gaming authorities, and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities.
Compliance with Other Laws. We are also subject to a variety of other federal, state and local laws, rules, regulations and ordinances that apply to non-gaming businesses, including restrictions enacted in response to COVD-19, zoning, environmental, construction and land-use laws and regulations governing smoking and the serving of alcoholic beverages. Our operations have been adversely impacted by regulations enacted to limit the spread of COVID-19. In addition, legislation in various forms to ban indoor tobacco smoking has been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. If additional restrictions are enacted in our jurisdictions, we could experience a significant decrease in gaming revenue and operating results at our properties and, particularly if such restrictions are not applicable to all competitive facilities in that gaming market, our business could be materially adversely affected. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any additional limitations on our operations would be expected to negatively impact our financial performance.
Regulations adopted by FINCEN require us to report currency transactions in excess of $10,000 occurring within a gaming day. U.S. Treasury Department regulations also require us to report certain suspicious activity, including any transaction that exceeds $5,000, if we know, suspect or have reason to believe that the transaction involves funds from illegal activity or is designed to evade federal regulations or reporting requirements. Substantial penalties can be imposed if we fail to comply with these regulations. FINCEN has recently increased its focus on gaming companies.

We are required to report certain customer’s gambling winnings via form W-2G to comply with current Internal Revenue Service regulations. Should these regulations change, we would expect to incur additional costs to comply with the revised reporting requirements.
Taxation and Fees. In addition, gaming companies are generally subject to significant revenue-based taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied, affecting the gaming industry. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming taxes and/or property taxes and worsening economic conditions could intensify those efforts. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our future financial results.
We expect to expand our sportsbook business and engage in online sportsbook, casino gaming and poker. There can be no assurance that regulations authorizing such activities will be approved in the jurisdictions in which we operate or that the market for such gaming activities will develop as expected.
During the second quarter of 2018, the U.S. Supreme Court overturned the federal ban on sports betting. As a result, several jurisdictions in which we operate legalized sports betting and additional jurisdictions may do so in the future. We have entered into an agreement with William Hill plc on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill plc and we currently have relationships with (i) William Hill pursuant to which William Hill has agreed to operate as our sports betting operator, including with respect to mobile and online sports wagering, for a period of 25 years, (ii) the Stars Group Inc. (“TSG”) pursuant to which we agreed to provide TSG with options to obtain access to certain of our licenses for online sports wagering and real money online gaming and poker, for a period of 20 years, (iii) various sports brands including NFL and ESPN, for limited events, and (iv) other online betting and gaming operators. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Partnerships and Acquisitions” for a further description of the arrangements with William Hill, TSG, and additional sports brands. Currently William Hill operates 37 sportsbooks at our properties in eight states and, following the acquisition, Caesars and William Hill will be live with sports wagering across 15 U.S. states plus the district of Columbia. However, our ability to further expand our sports betting and online operations is dependent on adoption of regulations permitting sports betting in the United. There can be no assurances when, or if, any such regulations will be adopted, or the terms of such regulations, in certain of the jurisdictions in which we operate.
The market for sports betting and online gaming is rapidly evolving and highly competitive with an increasing number of competitors. The success of our sportsbook and online betting and gaming partners, our interest in William Hill and TSG and the results of operations from sports betting and online sportsbook and gaming conducted at our properties or under the authority of our licenses are dependent on a number of factors that are beyond our control, including:
•the timing of adoption of regulations authorizing such betting and gaming activities and the restrictions contained in such regulations;
•the tax rates and license fees applicable to such activities;
•our ability to gain market share in a newly developing market;
•the potential that the market does not develop at all or does not develop as we anticipate;
•our ability to compete with new entrants in the market;
•changes in consumer demographics and public tastes and preferences; and
•the availability and popularity of other forms of entertainment.
There can be no assurance as to the returns that we will receive from our current and anticipated sports betting and online gaming operations or our other relationships that we have granted rights to market access or future similar arrangements with other market service providers.
We may not be able to protect the intellectual property rights we own or may be prevented from using intellectual property necessary for our business.
The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. We rely primarily on trade secret, trademark, domain name, copyright, and contract law to protect the intellectual property and proprietary technology we own. We also actively pursue business opportunities in the United States and in international jurisdictions involving the licensing of our trademarks to third parties. It is possible that third parties may copy or otherwise obtain and use our intellectual property or proprietary technology without authorization or otherwise infringe on our rights. For example, while we have a policy of entering into confidentiality, intellectual property invention assignment, and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors, and business partners, such agreements may not provide adequate protection or may be breached, or our proprietary technology may otherwise become available to or be independently developed by our competitors. The laws of some foreign countries may not protect proprietary rights or intellectual property to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, the unauthorized use or reproduction of our trademarks could diminish the value of our trademarks and our market acceptance, competitive advantages, or goodwill, which could adversely affect our business.
Third parties have alleged and may in the future allege that we are infringing, misappropriating, or otherwise violating their intellectual property rights. Third parties may initiate litigation against us without warning or may send us letters or other communications that make allegations without initiating litigation. We may elect not to respond to these letters or other communications if we believe they are without merit, or we may attempt to resolve these disputes out of court by negotiating a license, but in either case it is possible that such disputes will ultimately result in litigation. Any such claims could interfere with our ability to use technology or intellectual property that is material to the operation of our business. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties, such as entities that purchase intellectual property assets for the purpose of bringing infringement claims. We also periodically employ individuals who were previously employed by our competitors or potential competitors, and we may therefore be subject to claims that such employees have used or disclosed the alleged trade secrets or other proprietary information of their former employers.
At any time, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management. If unsuccessful, such litigation could result in the loss of important intellectual property rights, require us to pay substantial damages, subject us to injunctions that prevent us from using certain intellectual property, require us to make admissions that affect our reputation in the marketplace, and require us to enter into license agreements that may not be available on favorable terms or at all. Finally, even if we prevail in any litigation, the remedy may not be commercially meaningful or fully compensate us for the harm we suffer or the costs we incur. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our business and financial condition.
From time to time, we are named in lawsuits or other legal proceedings relating to our respective businesses. Some of these matters involve commercial or contractual disputes, intellectual property claims, legal compliance, personal injury claims, and employment claims. As with all legal proceedings, no assurances can be given as to the outcome of these matters. Moreover, legal proceedings can be expensive and time consuming, and we may not be successful in defending or prosecuting these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.
Risks Relating to the Completion of the Merger and the WH Acquisition and the Integration of the Company and Former Caesars and William Hill
We may fail to consummate the WH Acquisition or may not consummate it on the terms described herein.
On September 30, 2020, we announced that we had reached an agreement with William Hill plc on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill plc, in an all-cash transaction of approximately £2.9 billion, or $3.7 billion (the “WH Acquisition”). While we received the approval of William Hill plc shareholders and obtained the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), the WH Acquisition remains subject to gaming regulatory approvals. See “The WH Acquisition is subject to the receipt of governmental approvals that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent consummation of the WH Acquisition.” As a result, the possible timing and likelihood of the completion of the WH Acquisition are uncertain, and, accordingly, there can be no assurance that such acquisition will be completed on the expected terms, anticipated schedule or at all.
In the event that we fail to consummate the WH Acquisition, we will have issued a significant number of additional shares of common stock and we will not have acquired the revenue generating assets that will be required to produce the earnings and cash flow we anticipated. As a result, failure to consummate the WH Acquisition would adversely affect our earnings per share and our ability to make distributions to stockholders. If the WH Acquisition is not consummated, we could be subject to a number of risks that may adversely affect our business and the market price of our common stock, including:

•we will be required to pay costs relating to the WH Acquisition, such as legal, accounting, financial advisory and printing fees, whether or not the WH Acquisition is consummated;
•time and resources committed by our management to matters relating to the WH Acquisition could otherwise have been devoted to pursuing other beneficial opportunities;
•the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the WH Acquisition will be consummated; and
•we would not realize the benefits we expect to realize from consummating the WH Acquisition.
Any increased costs associated with the delay or abandonment of the WH Acquisition, in addition to the impact of COVID-19, may adversely impact our ability to remain in compliance with our covenants contained in the agreements governing our indebtedness and lease obligations, and our liquidity. Moreover, if the WH Acquisition is not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our common stock could decline.
The WH Acquisition is subject to the receipt of governmental approvals that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent consummation of the WH Acquisition.
Consummation of the WH Acquisition remains subject to gaming regulatory approvals, including, without limitation, including, among others, the Gaming Board For the Bahamas, Indiana Gaming Commission, Nevada Gaming Control Board and Gaming Commission, and New Jersey Division of Gaming Enforcement. Additionally, the combination requires the English High Court's final approval and administrative and post-closing approvals from other US and international agencies. There can be no assurance that these approvals will be obtained and that the other conditions to consummating the WH Acquisition will be satisfied.
In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the consummation of the WH Acquisition or require changes to the terms of the WH Acquisition or agreements to be entered into in connection with the WH Acquisition. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the WH Acquisition or of imposing additional costs or limitations on us following consummation of the WH Acquisition, any of which might have an adverse effect on our business, financial condition and results of operations.
The integration of the Company and Former Caesars and William Hill may present significant challenges. We cannot be sure that we will be able to realize the anticipated benefits of the Merger and the WH Acquisition in the anticipated time frame or at all.
Our ability to realize the anticipated benefits of the Merger and the WH Acquisition will significantly depends on our ability to integrate the businesses of Former Caesars and William Hill into the Company in the anticipated time frame or at all. The combination of independent businesses is a complex, costly and time-consuming process. As a result, we are required to devote significant management attention and resources to integrating the business practices and operations of Former Caesars into those of the Company and we expect that our acquisition of William Hill will present similar challenges. The integration process may disrupt the businesses and, if implemented ineffectively or inefficiently, would preclude realization of the full benefits expected by us. The failure to successfully integrate Former Caesars and William Hill into the Company and to manage the challenges presented by the integration process successfully may result in an interruption of, or loss of momentum in, the business of the Company, which may have the effect of depressing the market price of our common stock.
Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results, trends and other information that is not historical information. When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward-looking statements. Specifically, forward-looking statements may include, among others, statements concerning:
•the impact of COVID-19 on our business and financial condition;
•projections of future results of operations or financial condition;
•our ability to consummate the acquisition of William Hill and the announced dispositions of certain of our properties, including required divestitures of certain properties located in Indiana and MontBleu;

•expectations regarding our business and results of operations of our existing casino properties and prospects for future development;
•expectations regarding trends that will affect our markets and the gaming industry generally, including expansion of internet betting and gaming, and the impact of those trends on our business and results of operations;
•our ability to comply with the covenants in the agreements governing our outstanding indebtedness and leases;
•our ability to meet our projected debt service obligations, operating expenses, and maintenance capital expenditures;
•expectations regarding availability of capital resources;
•our intention to pursue development opportunities and additional acquisitions and divestitures;
•our ability to realize the anticipated benefits of the acquisition of Former Caesars, William Hill and future development, acquisition and partnership opportunities; and
•the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects and operation of online sportsbook, poker and gaming.
Any forward-looking statements are based upon underlying assumptions, including any assumptions mentioned with the specific statements, as of the date such statements were made. Such assumptions are in turn based upon internal estimates and analyses of market conditions and trends, management plans and strategies, economic conditions and other factors. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, and are subject to change. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend upon future circumstances that may not occur. Actual results and trends may differ materially from any future results, trends, performance or achievements expressed or implied by such statements. Forward-looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject include, but are not limited to, the following:
•the extent and duration of the impact of COVID-19 on the Company’s business, financial results and liquidity;
•the impact and cost of, and our ability to adapt to, evolving operating procedures in response to continued developments with COVID-19;
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
•our ability to adapt to the very competitive environments we operate in as we face increasing competition, including through legalization of online betting and gaming;
•uncertainty regarding the expansion of online betting and gaming, including the impact of such expansion on our brick-and-mortar business and our ability to compete in the online market;

•the ability to identify suitable acquisition opportunities and realize growth and cost synergies from any future acquisitions;
•the impact of governmental regulation on our business and the cost of complying or the impact of failing to comply with such regulations;
•changes in gaming taxes and fees in jurisdictions in which we operate;
•risks relating to pending claims or future claims that may be brought against us;
•changes in interest rates and capital and credit markets;
•our ability to comply with certain covenants in our debt documents and lease arrangements;
•our ability to collect gaming receivables from our credit customers;
•the effect of disruptions or corruption to our information technology and other systems and infrastructure;
•the effect of seasonal fluctuations;
•our particular sensitivity to energy prices;
•deterioration in our reputation or the reputation of our brands;
•our ability to attract and retain customers;
•our ability to protect the intellectual property rights we own;
•our ability to expand our sportsbook business and engage in online sportsbook, casino gaming and poker;
•weather or road conditions limiting access to our properties;
•the effect of war, terrorist activity, acts of violence, natural disasters, public health emergencies and other catastrophic events;
•the intense competition to attract and retain management and key employees in the gaming industry; and
•Other factors described in Part II, Item 1A. “Risk Factors” contained herein and our reports on Form 10-Q and Form 8-K filed with the SEC.
In addition, the acquisition of William Hill and the announced dispositions of certain of our properties, including required divestitures, create additional risks, uncertainties and other important factors, including but not limited to:
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
•the impact of the announcement or consummation of the proposed transactions on the Company’s relationships with third parties, which may make it more difficult to maintain business relationships; and
•other risks and uncertainties described in Part II, Item 1A. “Risk Factors” contained herein and our reports on Form 10-K, Form 10-Q and Form 8-K filed with the SEC.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
As of December 31, 2020, the following are our properties, including those that were sold during the year. All amounts are approximations.

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Las Vegas Segment
Owned-Domestic
Bally’s Las Vegas (a)	Las Vegas, NV	68,400	890	70	2,810
The Cromwell (a)	Las Vegas, NV	41,600	350	50	190
Flamingo Las Vegas (a)	Las Vegas, NV	72,300	1,090	90	3,450
The LINQ Hotel & Casino (a)	Las Vegas, NV	36,300	710	50	2,240
Paris Las Vegas (a)	Las Vegas, NV	95,300	950	100	2,920
Planet Hollywood Resort & Casino (a)	Las Vegas, NV	64,500	1,070	110	2,500
Leased
Caesars Palace Las Vegas (a)	Las Vegas, NV	124,200	1,560	170	3,970
Harrah’s Las Vegas (a)	Las Vegas, NV	88,800	1,310	90	2,540
Rio All-Suite Hotel & Casino (a)	Las Vegas, NV	117,300	1,050	70	2,520

Regional Segment
Owned-Domestic
Circus Circus Reno	Reno, NV	63,100	350	—	1,570
Eldorado Gaming Scioto Downs	Columbus, OH	142,000	2,160	—	—
Eldorado Resort Casino Reno	Reno, NV	71,500	790	30	810
Eldorado Resort Casino Shreveport (b)	Shreveport, LA	28,900	810	30	400
Grand Victoria Casino	Elgin, IL	36,700	1,090	30	—
Hoosier Park (a)	Anderson, IN	55,300	1,480	30	—
Indiana Grand (a)	Shelbyville, IN	80,100	1,090	60	—
Isle of Capri Casino Boonville	Boonville, MO	26,000	860	20	140
Isle of Capri Casino Hotel Lake Charles (c)	Westlake, LA	26,200	1,180	50	490
Isle of Capri Casino Kansas City (d)	Kansas City, MO	39,800	890	10	—
Isle of Capri Casino Lula	Lula, MS	57,000	860	20	490
Isle Casino Hotel - Black Hawk	Black Hawk, CO	28,900	850	20	400

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Isle Casino Racing Pompano Park	Pompano Beach, FL	45,000	800	20	—
Lady Luck Casino - Black Hawk	Black Hawk, CO	14,900	380	10	—
Lady Luck Casino Vicksburg (d)	Vicksburg, MS	25,000	580	—	90
Silver Legacy Resort Casino	Reno, NV	90,100	800	30	1,680
Tropicana Evansville (e)	Evansville, IN	46,300	720	20	—
Leased
Bally’s Atlantic City (a)(f)	Atlantic City, NJ	127,200	1,760	120	1,210
Belle of Baton Rouge Casino & Hotel (g)	Baton Rouge, LA	28,500	350	10	290
Caesars Atlantic City (a)	Atlantic City, NJ	113,400	2,130	150	1,140
Caesars Southern Indiana (a)(e)(h)	Elizabeth, IN	74,400	660	80	500
Harrah’s Atlantic City (a)	Atlantic City, NJ	156,300	2,040	160	2,590
Harrah’s Council Bluffs (a)	Council Bluffs, IA	21,400	480	20	250
Harrah’s Gulf Coast (a)	Biloxi, MS	31,900	630	30	500
Harrah’s Joliet (a)	Joliet, IL	39,000	1,090	30	200
Harrah’s Lake Tahoe (a)	Lake Tahoe, NV	53,600	770	60	510
Harrah’s Laughlin (a)	Laughlin, NV	56,400	600	40	1,510
Harrah’s Louisiana Downs (a)(h)(i)	Bossier City, LA	12,000	820	—	—
Harrah’s Metropolis (a)	Metropolis, IL	24,300	450	20	260
Harrah’s New Orleans (a)	New Orleans, LA	101,100	1,380	100	450
Harrah’s North Kansas City (a)	N. Kansas City, MO	60,100	770	60	390
Harrah’s Philadelphia (a)	Chester, PA	110,500	2,270	70	—
Harrah’s Reno (a)(j)	Reno, NV	42,800	590	20	930
Harveys Lake Tahoe (a)	Lake Tahoe, NV	46,700	310	50	740
Horseshoe Bossier City (a)	Bossier City, LA	28,300	1,140	70	600
Horseshoe Council Bluffs (a)	Council Bluffs, IA	59,900	1,370	60	150
Horseshoe Hammond (a)(e)(h)	Hammond, IN	116,500	1,260	110	—
Horseshoe Tunica (a)	Tunica, MS	63,000	980	100	510
Isle Casino Bettendorf (k)	Bettendorf, IA	35,500	640	20	510
Isle Casino Waterloo (k)	Waterloo, IA	37,400	600	20	190
Lumière Place Casino	St. Louis, MO	75,000	1,330	20	490
MontBleu Casino Resort & Spa (b)	Stateline, NV	40,500	210	10	440
Trop Casino Greenville	Greenville, MS	22,800	340	10	—
Tropicana Casino and Resort, Atlantic City	Atlantic City, NJ	121,900	2,360	120	2,360
Tropicana Laughlin Hotel & Casino	Laughlin, NV	43,700	560	10	1,490

Managed, International, CIE Segment
Owned-International
Caesars Cairo (a)(h)	Egypt	6,500	30	20	—
Ramses Casino (a)(h)	Egypt	2,700	40	20	—
Emerald Casino Resort (a)(h)	South Africa	37,400	410	20	190
Alea Glasgow (a)(h)	United Kingdom	22,000	50	20	—
Alea Nottingham (a)(h)	United Kingdom	15,200	50	10	—
The Empire Casino (a)(h)	United Kingdom	20,400	150	40	—
Manchester235 (a)(h)	United Kingdom	—	40	30	—
Playboy Club London (a)(h)	United Kingdom	10,000	20	20	—
Rendezvous Brighton (a)(h)	United Kingdom	15,000	60	20	—
The Sportsman (a)(h)	United Kingdom	5,800	40	10	—
Managed
Harrah’s Ak-Chin (a)	Phoenix, AZ	65,200	830	20	530
Harrah’s Cherokee (a)	Cherokee, NC	191,800	2,100	160	1,110
Harrah’s Cherokee Valley River (a)	Murphy, NC	65,000	700	180	180
Harrah’s Resort Southern California (a)	Funner, CA	72,900	1,110	50	1,090

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Horseshoe Baltimore (a)(l)	Baltimore, MD	133,300	1,900	210	—
Caesars Windsor (a)	Canada	100,000	470	—	—
Kings & Queens Casino (a)	Egypt	2,100	30	10	—
Caesars Dubai (a)	United Arab Emirates	—	—	—	580
____________________
(a)These properties were acquired from the Merger with Former Caesars on July 20, 2020.
(b)In April 2020, the Company entered into an agreement to sell Eldorado Shreveport and MontBleu. The sale of Eldorado Shreveport closed on December 23, 2020, and the sale of MontBleu is expected to close in the first half of 2021. As of December 31, 2020, MontBleu's assets and liabilities were classified as held for sale.
(c)Hurricane Laura caused severe damage to Isle of Capri Casino Hotel Lake Charles (“Lake Charles”). Lake Charles has been temporarily closed since the end of August 2020 due to damages. The property remains closed until construction of a new land-based casino is complete.
(d)Kansas City and Vicksburg were sold on July 1, 2020.
(e)On October 27, 2020, the Company entered into an agreement to sell Tropicana Evansville, which is expected to close mid-2021 and on December 24, 2020, the Company entered into an agreement to sell Caesars Southern Indiana, which is expected to close in the third quarter of 2021. In addition, the Company plans to enter into an agreement to divest of Horseshoe Hammond prior to December 31, 2021, as the deadline was extended by the Indiana Gaming Commission. As of December 31, 2020, Evansville’s assets and liabilities were classified as held for sale.
(f)Bally's Atlantic City was sold on November 18, 2020.
(g)On December 1, 2020, the Company entered into an agreement to sell Belle of Baton Rouge to Casino Queen Holdings, which is expected to close in mid-2021. As of December 31, 2020, Belle of Baton Rouge's assets and liabilities were classified as held for sale.
(h)As a result of the Merger, these properties met the requirements for presentation as discontinued operations and held for sale as of December 31, 2020.
(i)On September 3, 2020, the Company entered into an agreement to sell Harrah’s Louisiana Downs, which is expected to close in the first half of 2021.
(j)Harrah’s Reno was sold on September 30, 2020.
(k)On October 27, 2020, the Company entered into agreement with GLPI to exchange real estate relating to Isle Casino Bettendorf and Isle Casino Hotel Waterloo for the real estate relating to Evansville. The exchange closed on December 18, 2020.
(l)As of December 31, 2020, Horseshoe Baltimore was 44.3% owned and held as an equity-method investment.

In addition to our properties listed above, other domestic and international properties, including Harrah’s Northern California, are authorized to use the brands and marks of Caesars Entertainment, Inc.
Other properties of ours include The LINQ Promenade, next to The LINQ Hotel & Casino (the “LINQ”) and the CAESARS FORUM conference center in our Las Vegas segment. The LINQ Promenade is an open-air dining, entertainment, and retail promenade located on the east side of the Las Vegas Strip that features the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction. The CAESARS FORUM is a 550,000 square feet conference center with 300,000 square feet of flexible meeting space, two of the largest pillarless ballrooms in the world and direct access to the LINQ.
Item 3.    Legal Proceedings.
For a discussion of our “Legal Proceedings,” refer to Note 11 to our consolidated financial statements located elsewhere in this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is quoted on the NASDAQ Stock Market under the symbol “CZR”. As of February 22, 2021, there were approximately 341 holders of record of our common stock.
We have not paid any cash dividends on our common stock. We intend to retain all of our earnings to finance the development of our business, and thus, do not anticipate paying cash dividends on our common stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of our Board and will depend upon, among other things, our future earnings, operations and capital requirements, our general financial condition, general business conditions and restrictions that may be in place under our borrowing arrangements or existing lease agreements.
Equity Compensation Plan Information
We maintain long-term incentive plans which allow for granting stock-based compensation awards for directors, employees, officers, and consultants or advisers who render services to the Company or its subsidiaries, based on Company Common Stock, including performance-based and incentive stock options, restricted stock or restricted stock units (“RSUs”), performance stock units, market-based stock units (“MSUs”), stock appreciation rights, and other stock-based awards or dividend equivalents. See Note 15 for a description of our stock-based compensation plans.
The following table sets forth information as of December 31, 2020, with respect to compensation plans under which equity securities that we have authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,537,404	$22.57	5,614,787
___________________
(1)Includes (a) 176,724 shares of common stock issuable upon exercise of outstanding options with a weighted-average exercise price of $22.57 (of which, 111,478 shares were assumed through the Merger with a weighted-average exercise price of $28.91), and (b) 3,360,680 unvested restricted stock units (“RSUs”), performance stock units (“PSUs”), and market-based units (“MSUs”), (of which 2,001,953 RSUs and MSUs were assumed through the Merger).
(2)RSUs, PSUs, and MSUs do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.
Common Stock Offerings
On June 19, 2020, we completed the public offering of 20,700,000 shares (including the shares sold pursuant to the underwriters’ overallotment option) of Company Common Stock, at an offering price of $39.00 per share, which provided $772 million of proceeds, net of fees and estimated expenses of $35 million.
On October 1, 2020, we completed the public offering of 35,650,000 shares (including the shares sold pursuant to the underwriters’ overallotment option) of Company Common Stock, at an offering price of $56.00 per share, which provided $1.9 billion of proceeds, net of fees and estimated expenses of $50 million.
Share Repurchase Program
In November 2018, our Board authorized a common stock repurchase program of up to $150 million of stock (the “Share Repurchase Program”) pursuant to which we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the Share Repurchase Program.
As of December 31, 2020, we have acquired 223,823 shares of common stock under this program since 2018 at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the years ended December 31, 2020 or 2019.

Transactions Related to Convertible Notes issued by Former Caesars
Former Caesars issued $1.1 billion aggregate principal amount of 5% convertible senior notes maturing in 2024 (the “5% Convertible Notes”). The 5% Convertible Notes are convertible into the weighted average of the number of shares of Company Common Stock and amount of cash actually received per share by holders of common stock of Former Caesars that made elections for consideration in the Merger. As of December 31, 2020, we have paid approximately $903 million and issued approximately 10.8 million shares related to conversions of the 5% Convertible Notes and the remaining outstanding balance could result in the additional issuance of an aggregate of 4.5 million shares of Company Common Stock.
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
The following graph demonstrates a comparison of cumulative total returns of the Company, the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones US Gambling Index for the period since our common stock began trading on September 22, 2014. The following graph assumes $100 invested in each of the above groups and the reinvestment of dividends, if applicable.

Comparison of Cumulative Total Return
From September 22, 2014 to December 31, 2020

$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
9/22/2014
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Caesars Entertainment Inc, formerly Eldorado Resorts Inc.
S&P 500 Index
Dow Jones US Gambling Index

Past stock price performance is not necessarily indicative of future results. The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, unless we specifically incorporate the performance graph by reference therein.
Item 6.    Selected Financial Data.
Not used.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.
Caesars Entertainment, Inc., a Delaware corporation formerly known as Eldorado Resorts, Inc. (“ERI” or “Eldorado”), is referred to as the “Company,” “CEI,” “Caesars,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.”
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included in Item 8.
Objective
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to be a narrative explanation of the financial statements and other statistical data that should be read in conjunction with the accompanying financial statements to enhance an investor’s understanding of our financial condition, changes in financial condition and results of operations. Our objectives are: (i) to provide a narrative explanation of our financial statements that will enable investors to see the Company through the eyes of management; (ii) to enhance the overall financial disclosure and provide the context within which financial information should be analyzed; and (iii) to provide information about the quality of, and potential variability of, our earnings and cash flows so that investors can ascertain the likelihood that past performance is indicative of future performance.
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. We partnered with MGM Resorts International to build Silver Legacy Resort Casino in Reno, Nevada in 1993 and, beginning in 2005, we grew through a series of acquisitions, including the acquisition of Eldorado Shreveport in 2005, MTR Gaming Group, Inc. in 2014, Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International in 2015, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Grand Victoria Casino (“Elgin”) and Tropicana Entertainment, Inc. (“Tropicana”) in 2018. Prior to the Merger (as defined below), we operated 23 gaming facilities in 11 states, with no international operations, featuring approximately 23,900 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 660 table games and approximately 11,300 hotel rooms.
On July 20, 2020, we completed the merger with Caesars Entertainment Corporation (“Former Caesars”) pursuant to which Former Caesars became our wholly-owned subsidiary (the “Merger”). As a result of the Merger, we currently own, lease or manage an aggregate of 54 domestic properties in 16 states with approximately 54,600 slot machines, VLTs and e-tables, approximately 3,200 table games and approximately 47,700 hotel rooms as of December 31, 2020. We also have international operations in five countries outside of the U.S. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Upon completion of our previously announced sales, or expected sales, of certain gaming properties, we expect that we will continue to own, lease or manage 48 properties. Our primary source of revenue is generated by gaming operations, and we utilize hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to our properties.
In connection with the Merger, Caesars Entertainment Corporation changed its name to “Caesars Holdings, Inc.” and Eldorado Resorts, Inc. converted into a Delaware corporation and changed its name to “Caesars Entertainment, Inc.” In addition, effective as of July 21, 2020 our ticker symbol on the NASDAQ Stock Market changed from “ERI” to “CZR”. In connection with the Merger, we also entered into a Master Transaction Agreement (the “MTA”) with VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to which, among other things, we agreed to consummate certain sale and leaseback transactions and amend certain lease agreements with VICI and/or its affiliates, with respect to certain property described in the MTA. See Note 3 for further discussion of the Merger and related transactions.
As of December 31, 2020, we owned 20 of our casinos and leased 29 casinos in the U.S. We have leases with GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”), including our Master Lease that we entered into in connection with the acquisition of Tropicana on October 1, 2018 (as amended, the “GLPI Master Lease”) and our Lumière lease. Eight of the leased casinos are subject to leases with GLPI, and we lease an additional 21 casinos from other third parties, including VICI. See descriptions under the “GLPI Master Lease” and “VICI Leases.”

We periodically divest assets that we do not consider core to our business to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. A summary of recently completed and planned divestitures of our properties as of December 31, 2020 is as follows:

Segment	Property	Date Sold	Location
Regional	Presque Isle Downs & Casino (“Presque”)	January 11, 2019	Pennsylvania
Regional	Lady Luck Casino Nemacolin (“Nemacolin”)	March 8, 2019	Pennsylvania
Regional	Mountaineer Casino, Racetrack and Resort (“Mountaineer”)	December 6, 2019	West Virginia
Regional	Isle Casino Cape Girardeau (“Cape Girardeau”)	December 6, 2019	Missouri
Regional	Lady Luck Casino Caruthersville (“Caruthersville”)	December 6, 2019	Missouri
Regional	Isle of Capri Casino Kansas City (“Kansas City”)	July 1, 2020 (a)	Missouri
Regional	Lady Luck Casino Vicksburg (“Vicksburg”)	July 1, 2020 (a)	Mississippi
Regional	Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)	December 23, 2020 (b)	Louisiana
Regional	MontBleu Casino Resort & Spa (“MontBleu”)	N/A (b)	Nevada
Regional	Tropicana Evansville (“Evansville”)	N/A (c)	Indiana
Regional	Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)	N/A (d)	Louisiana

Discontinued operations (e):
Regional	Harrah’s Reno	September 30, 2020 (f)	Nevada
Regional	Bally’s Atlantic City	November 18, 2020 (g)	New Jersey
Regional	Harrah’s Louisiana Downs	N/A (h)	Louisiana
Regional	Caesars Southern Indiana	N/A (c)(i)	Indiana
Regional	Horseshoe Hammond	N/A (c)	Indiana
Managed, International, CIE	Emerald Resort & Casino	N/A	South Africa
Managed, International, CIE	Caesars Entertainment UK	N/A	United Kingdom
(a)We closed the sales of Kansas City and Vicksburg on July 1, 2020 and recorded a gain of approximately $8 million during the year ended December 31, 2020.
(b)On April 24, 2020, we entered into a definitive purchase agreement with Twin River Worldwide Holdings, Inc. (“Twin River” or “Bally’s Corporation”) and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu, respectively, for aggregate consideration of $155 million, subject to a customary working capital adjustment. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. The sale of Eldorado Shreveport closed on December 23, 2020 for $140 million, subject to a customary working capital adjustment and we recognized a gain of approximately $29 million during the year ended December 31, 2020. The sale of MontBleu is expected to close in the first half of 2021. MontBleu met the requirements for presentation as assets held for sale as of December 31, 2020. However, the pending divestitures of MontBleu did not meet the requirements for presentation as discontinued operations and MontBleu’s results of operations are included in income from continuing operations in the periods presented. As a result of the agreement to sell MontBleu, an impairment charge totaling $45 million was recorded during the year ended December 31, 2020 due to the carrying value exceeding the estimated net sales proceeds from the sale.
(c)In connection with its review of the Merger, the Indiana Gaming Commission determined on July 16, 2020 that, as a condition to their approval of the Merger, we are required to enter into agreements to divest of three properties within the state of Indiana in order to avoid undue economic concentration. On October 27, 2020, the Company entered into an agreement to sell Evansville to GLPI and Twin River for $480 million in cash, subject to a customary working capital adjustment. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in mid-2021. In addition, on December 24, 2020, the Company entered into an agreement to divest of Caesars Southern Indiana (See (i) below). We expect to enter into an agreement to sell Horseshoe Hammond prior to December 31, 2021, as the deadline was extended by the Indiana Gaming Commission. Evansville met the requirements for presentation as assets held for sale as of December 31, 2020, while Caesars Southern Indiana and Horseshoe Hammond met the requirements for presentation as held for sale and discontinued operations.

(d)On December 1, 2020, the Company entered into an agreement to sell the Baton Rouge to CQ Holding Company, Inc. Pursuant to the terms of the GLPI Master Lease, Baton Rouge will be removed from the GLPI Master Lease, and the rent payments to GLPI will remain unchanged. GLPI will retain ownership of the real estate of Baton Rouge. As a result of the agreement to sell Baton Rouge, an impairment charge totaling $50 million was recorded during the year ended December 31, 2020 due to the carrying value exceeding the estimated net sales proceeds. The transaction is expected to close in mid-2021 and is subject to regulatory approvals and other customary closing conditions.
(e)These Former Caesars properties met held for sale criteria as of the acquisition date. The sales of these properties have or are expected to close within one year from the date of the closing of the Merger and the properties are classified as discontinued operations.
(f)On September 30, 2020, the Company and VICI completed the sale of Harrah’s Reno to and affiliate of CAI Investments for $42 million. The proceeds from the sale were split between the Company and VICI, and the Company received $8 million of net proceeds.
(g)On November 18, 2020, the Company and VICI completed the sale of Bally's Atlantic City to Bally’s Corporation for $25 million. The proceeds from the sale were split between the Company and VICI, and the Company received $5 million of net proceeds. As a result of the sale, the Company agreed to reimburse Bally’s Corporation $30 million for capital expenditures required at Bally’s Atlantic City and recorded a liability within Accrued other liabilities and recorded a charge to Discontinued operations, net of income taxes. Our commitment will be satisfied by adjusting obligations under certain sportsbook operating agreements between Bally’s Corporation and the Company following our expected acquisition of William Hill. In addition, on October 9, 2020, we reached an agreement to sell the Bally’s brand to Bally’s Corporation for $20 million, while retaining the right to use the brand within Bally’s Las Vegas into perpetuity.
(h)On September 3, 2020, the Company and VICI entered into an agreement with Rubico Acquisition Corp. to sell Harrah’s Louisiana Downs for $22 million, subject to a customary working capital adjustment, where the proceeds will be split between the Company and VICI. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the first half of 2021.
(i)On December 24, 2020, the Company entered into agreement to sell Caesars Southern Indiana to the Eastern Band of Cherokee Indians (“EBCI”) for $250 million, subject to a customary working capital adjustment. Caesar’s annual payments to VICI under the Regional Lease will decline by $33 million upon closing of the transaction. Additionally, effective as of the closing of the transaction, Caesars and EBCI will enter into a long-term agreement for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the third quarter of 2021.
Merger and Acquisitions Related Activities
Merger with Caesars Entertainment Corporation
On July 20, 2020, the Merger was consummated and Former Caesars became a wholly-owned subsidiary of ours. The strategic rationale for the Merger includes, but is not limited to, the following:
•Creation of the largest owner, operator and manager of domestic gaming assets;
•Diversification of the Company’s domestic footprint;
•Access to iconic brands, rewards programs and new gaming opportunities expected to enhance customer experience; and
•Realization of significant identified synergies.
Based on the closing price of $38.24 per share of the Company’s common stock, par value $0.00001 per share (“Company Common Stock”), reported on the NASDAQ Stock Market on July 20, 2020, the aggregate implied value of the aggregate merger consideration paid to former holders of Former Caesars common stock in connection with the Merger was approximately $8.5 billion, including approximately $2.4 billion in the Company Common Stock and approximately $6.1 billion in cash. The aggregate merger consideration transferred also included approximately $2.4 billion related to the repayment of certain outstanding debt balances of Former Caesars and approximately $48 million of other consideration paid, which includes $19 million related to a transaction success fee, for the benefit of Former Caesars, and $29 million for the replacement of equity awards of certain employees attributable to services provided prior to the Merger.

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
We recognized acquisition-related transaction costs in connection with the Merger of $160 million for the year ended December 31, 2020, and $80 million for the year ended December 31, 2019.
Tropicana Entertainment Inc.
On October 1, 2018, we acquired Tropicana in a cash transaction valued at $1.9 billion (the “Tropicana Acquisition”). At the closing of the transaction Tropicana became a wholly-owned subsidiary of ours. Immediately prior to our acquisition, Tropicana sold Tropicana Aruba Resort and GLP Capital, L.P., a wholly-owned subsidiary of GLPI, acquired substantially all of Tropicana’s real estate, other than the real estate underlying MontBleu and Lumière, for approximately $964 million. We acquired the real estate underlying Lumière for $246 million with the proceeds of a $246 million loan from GLPI. We funded the remaining consideration payable with our cash on hand and cash on hand at Tropicana, borrowings under our revolving credit facility and proceeds from our offering of $600 million of 6% senior notes due 2026.
Substantially concurrently with the acquisition of the real estate portfolio by GLPI, we entered into a triple net master lease for the Tropicana properties acquired by GLPI (“GLPI Master Lease”). The initial annual rent under the terms of the lease was approximately $88 million and is subject to annual escalation. We do not have the ability to terminate the obligations under the Master Lease prior to its expiration without GLPI’s consent.
In connection with the purchase of the real estate related to Lumière, Tropicana St. Louis RE LLC, a wholly-owned subsidiary of ours, and GLPI entered into a loan agreement, dated as of October 1, 2018 (the “Lumière Loan”), relating to a loan of $246 million by GLPI to Tropicana St. Louis RE to fund the purchase price of the real estate underlying Lumière. The Lumière Loan was guaranteed by us, bore interest at a rate equal to 9.27% and had a maturity date of October 1, 2020. On June 24, 2020, the Company received approval from Missouri Gaming Commission to sell the real estate underlying Lumière to GLPI and leaseback the property under a long-term financing obligation. As of December 31, 2020, the Lumière loan has been satisfied in full and the real estate has been refinanced under a financing obligation.
Grand Victoria Casino
On August 7, 2018, we completed the acquisition (the “Elgin Acquisition”) of the Grand Victoria Casino (“Elgin”) in Elgin, Illinois. We purchased Elgin for $329 million, including a working capital adjustment totaling $1 million. The Elgin Acquisition was financed using cash on hand and borrowings under the Company’s revolving credit facility.
Partnerships and Acquisition Opportunities
William Hill
In September 2018, we entered into a 25-year agreement, which became effective January 29, 2019, with William Hill plc and William Hill U.S. Holdco. Inc. (“William Hill US”), its U.S. subsidiary (together, “William Hill”) pursuant to which we (i) granted to William Hill the right to conduct betting activities, including operating sportsbooks, in retail channels and under our first skin and third skin for online channels with respect to our current and future properties located in the United States and the territories and possessions of the United States, including Puerto Rico and the U.S. Virgin Islands and (ii) agreed that William Hill will have the right to conduct real money online gaming activities utilizing our second skin available with respect to properties in such territories. Pursuant to the terms of the agreement, we received a 20% ownership interest in William Hill US with an initial value of approximately $129 million as well as 13 million ordinary shares of William Hill plc with an initial value of approximately $27 million upon closing of the transaction in January 2019. We granted William Hill the right to the use of certain skins in exchange for an equity method investment. The fair value of the William Hill US and William Hill plc shares received has been deferred and is recognized as revenue on a straight-line basis over the 25-year agreement term. The amortization of deferred revenues associated with our equity interests is included in other revenue within our Corporate and Other segment. Additionally, we receive a profit share from the operations of betting and other gaming activities associated with our properties.
On September 30, 2020, we announced that we had reached an agreement with William Hill plc on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill plc, in an all-cash transaction of approximately £2.9 billion, or $3.7 billion. To provide liquidity to fund the cash purchase price for the proposed acquisition, we entered into various financing transactions. On September 25, 2020, we borrowed $900 million under the CEI Revolving Credit Facility (defined below), which was fully repaid in October 2020. On October 1, 2020, we raised an additional $1.9 billion through a public offering of Company Common Stock which was deposited into an escrow account. As of December 31, 2020, these funds in escrow were classified as restricted cash and will remain restricted until the proposed acquisition of William Hill plc closes. In order to manage the risk of appreciation of the GBP denominated purchase price the Company has entered into foreign exchange forward contracts.
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
Pending negotiation of the loan agreement for the Debt Financing, on October 6, 2020, our newly formed subsidiary entered into a £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A. to provide: (a) a 90-day £1.0 billion interim asset sale bridge facility and (b) a 90-day £503 million interim cash confirmation bridge facility.
The transaction is conditioned on, among other things, the approval of William Hill plc shareholders, which was received on November 19, 2020, and receipt of required regulatory approvals. On December 28, 2020, we obtained the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) relating to the proposed combination with William Hill plc. A final UK court hearing is scheduled for the last week of March 2021 and we expect to close the acquisition shortly thereafter.
The Stars Group/Flutter Entertainment
In November 2018, the Company entered into a 20-year agreement with The Stars Group Inc. (“TSG”) pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to states in which our properties are located. Under the terms of the agreement, we received 1 million TSG common shares. The fair value of the shares received has been deferred and is recognized as revenue on a straight-line basis over the 20-year agreement term. All shares are subject to a 1 year restriction on transfer from the date they are received. On May 5, 2020, Flutter Entertainment plc (“Flutter”) completed the acquisition of all of the issued and outstanding common shares of TSG in exchange for 0.2253 Flutter shares per common share of TSG. In addition, we receive a revenue share from the operation of the applicable verticals by TSG under our licenses. In December 2020, the Company sold 121,285 of these Flutter shares for net proceeds of approximately $24 million.
Reportable Segments
Segment results in this MD&A are presented consistent with the way our management assesses the operating results, assesses performance and allocates resources of the Company, which is a consolidated view that adjusts for the effect of certain transactions related to reportable segments within the Company. We view each property as an operating segment. Prior to the Merger, our principal operating activities occurred in five geographic regions and reportable segments: West, Midwest, South, East and Central, in addition to Corporate and Other. Following the Merger, our principal operating activities occur in three regionally-focused reportable segments. The Company’s reportable segments are: (1) Las Vegas, (2) Regional, and (3) Managed, International, CIE, in addition to Corporate and Other. See Item 2. Properties for listing of properties by segment.
Presentation of Financial Information
The financial information included in this Item 7 for the period after our acquisition of Former Caesars on July 20, 2020 is not fully comparable to the periods prior to the acquisition. In addition, the presentation of financial information included in this Item 7 for the periods after our sales and acquisitions of various properties are not fully comparable to the periods prior to their respective sale dates.
This MD&A is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. Our historical operating results may not be indicative of our future results of operations because of the factors described in the preceding paragraph and the changing competitive landscape in each of our markets, including changes in market and societal trends, as well as by factors discussed elsewhere herein. We recommend that you read this MD&A in conjunction with our audited consolidated financial statements and the notes to those statements included in this Annual Report on Form 10-K.

Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the current period presentation. Marketing and promotions expense previously disclosed for the years ended December 31, 2019 and 2018 has been reclassified to Casino and pari-mutuel commissions expense and General and administrative expense based on the nature of the expense.
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
Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results during the years ended December 31, 2020, 2019 and 2018.
Acquisitions and Transaction Costs
•Caesars – The Merger closed on July 20, 2020. Transaction costs related to our acquisition of Former Caesars totaled $160 million and $80 million for the years ended December 31, 2020 and 2019, respectively.
•Tropicana – Our results of operations for the year ended December 31, 2018 include incremental revenues and expenses attributable to the seven properties we acquired in our acquisition of Tropicana on October 1, 2018. Transaction expenses related to our acquisition of Tropicana totaled $4 million and $18 million for the years ended December 31, 2019 and 2018, respectively.
•Elgin – Our results of operations for the year ended December 31, 2018 include incremental revenues and expenses for the period of August 7, 2018 through December 31, 2018 attributable to Elgin. Transaction expenses related to our acquisition of Elgin totaled $0.2 million and $4 million for the years ended December 31, 2019 and 2018, respectively.
Divestitures and Discontinued Operations
•Divestitures – We closed the sale of Eldorado Shreveport on December 23, 2020 and recorded a gain of approximately $29 million during the year ended December 31, 2020. We closed the sales of Kansas City and Vicksburg on July 1, 2020 and recorded a gain of approximately $8 million during the year ended December 31, 2020. We closed the sales of Presque and Nemacolin on January 11, 2019 and March 8, 2019, respectively, and recorded a total net gain of $22 million, substantially related to the sale of Presque. We closed the sales of Mountaineer, Cape Girardeau and Caruthersville on December 6, 2019 and recorded a net gain of $29 million during the fourth quarter of 2019. The properties that have been sold are collectively referred to as “Divestitures.” In conjunction with the classification of MontBleu and Baton Rouge’s operations as assets held for sale as a result of the announced sale, impairment charges totaling $45 million and $50 million, respectively, were recorded during the year ended December 31, 2020 due to the carrying value exceeding the estimated net sales proceeds. None of the sales listed met requirements for presentation as discontinued operations and the results of operations of the relevant entities are included in income from continuing operations for the periods prior to their respective closing dates.
•Discontinued Operations – As result of the Merger, Former Caesars properties, including Harrah’s Louisiana Downs, Caesars Southern Indiana, Horseshoe Hammond, Harrah’s Reno, Caesars UK group, including Emerald Resort & Casino, and Bally’s Atlantic City, have met held for sale criteria as of the date of the closing of the Merger. The sales of these properties have or are expected to close within one year from the date of the closing of the Merger and the properties are classified as discontinued operations. Additionally, we closed the sale of Harrah’s Reno on September 30, 2020 and Bally’s Atlantic City on November 18, 2020. As a result of the sale of Bally’s Atlantic City, Caesars agreed to reimburse Bally’s Corporation $30 million for capital expenditures required at Bally’s Atlantic City and recorded a liability within Accrued other liabilities and a charge to Discontinued operations, net of income taxes. Our commitment will be satisfied by adjusting obligations under certain sportsbook operating agreements between Bally’s Corporation and the Company following our expected acquisition of William Hill.
Financing and Lease Transactions
•New Debt Transactions related to the Merger – In connection with the Merger, we issued new notes, entered into a new credit agreement and assumed certain of Former Caesars indebtedness. In addition, we terminated previously outstanding credit agreements and discharged outstanding notes. As a result of these transactions, described more fully in the Liquidity and Capital Resources section below, we recorded a loss on extinguishment of debt of $132 million during the year ended December 31, 2020, which is recorded within Loss on extinguishment of debt on the Statement of Operations, as well as an additional $388 million of interest expense for the year ended December 31, 2020 compared to 2019. We also recorded a net gain of $16 million on conversions related to the 5% Convertible Notes during the year ended December 31, 2020.
•VICI Leases – Upon consummation of the Merger, CEI assumed obligations of certain real property assets leased from VICI by Former Caesars under various lease agreements. We recorded interest expense of $491 million during the year ended December 31, 2020.
•GLPI Master Lease – We accounted for the GLPI Master Lease as a deferred financing obligation effective October 1, 2018. We recorded interest expense in the amount of $104 million, $99 million and $24 million during the years ended December 31, 2020, 2019 and 2018, respectively, which was in excess of the cash lease payments as we continue to accrete up the liability during the earlier periods of the GLPI Master Lease.
•Tropicana Financing – On September 20, 2018, we issued $600 million in aggregate principal amount of 6.0% senior notes due 2026. The proceeds from the notes were used to fund the Tropicana Acquisition which closed on October 1, 2018. We incurred $10 million of incremental interest expense on these notes for the year ended December 31, 2018.
Other Significant Factors
•COVID-19 Public Health Emergency – In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and has since spread throughout much of the world, including the United States. All of our casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of the COVID-19 public health emergency. On May 15, 2020, we began reopening our properties and have resumed certain operations at all of our properties as of December 31, 2020, with the exception of additional temporary closures of Caesars Windsor, Harrah’s Philadelphia, and our properties in Illinois. Subsequently, Harrah’s Philadelphia and our properties in Illinois have reopened. The COVID-19 public health emergency has had a material adverse effect on our business, financial condition and results of operations for the year ended December 31, 2020. We continued to pay our full-time employees through April 10, 2020, including tips and tokens. Effective April 11, 2020, we furloughed approximately 90% of our employees, implemented salary reductions and committed to continue to provide benefits to our employees during the duration of their respective furlough period. A portion of our workforce has returned to service as the properties have resumed with limited capacities and in compliance with operating restrictions imposed by governmental or tribal orders, directives, and guidelines. Due to the impact of the ongoing COVID-19 public health emergency on our results of operations, we obtained waivers on the financial covenants in our Former Caesars credit facility agreement and the GLPI Master Lease.
The extent of the ongoing and future effects of the COVID-19 public health emergency on our business and the casino resort industry generally is uncertain, but we expect that it will continue to have a significant impact on our business, results of operations and financial condition. The extent and duration of the impact of COVID-19 on our business, results of operations and financial condition will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak, the efficacy and availability of vaccines, restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders or additional restrictions in response to continued developments with the COVID-19 public health emergency, our ability to adapt to evolving operating procedures, the impact on consumer demand and discretionary spending, the length of time it takes for demand to return and our ability to adjust our cost structures for the duration of the outbreak’s effect on our operations.
•Impairment Charges – As a result of declines in recent performance and the expected impact on future cash flows as a result of COVID-19, we recognized impairment charges in our Regional segment related to goodwill and trade names totaling $100 million and $16 million, respectively, during the year ended December 31, 2020. In addition, as a result of the agreements to sell properties in our Regional segment, as well as certain corporate assets, impairment charges totaling $99 million were recorded during the year ended December 31, 2020 due to the carrying value exceeding the estimated net sales proceeds.
•Weather and Construction Disruption – Our Regional segment was negatively impacted by severe weather, including flooding, during the first quarter of 2019 compared to the same current year period. Additionally, our Regional segment was negatively impacted by disruption to our casino floor and hotel availability associated with renovation projects at our Black Hawk properties during the construction period from January to June 2019. In late August 2020, our Regional segment was negatively impacted by Hurricane Laura, causing severe damage to Isle of Capri Casino Hotel Lake Charles (“Lake Charles”), which remains closed as the construction of a new land-based casino is in process. We recorded an insurance receivable of $44 million, of which $15 million related to fixed asset impairments and $29 million related to remediation costs and repairs that have been incurred during year ended December 31, 2020.
Results of Operations
The following table highlights the results of our operations:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Net revenues:
Las Vegas	$751	$—	$—
Regional	2,545	2,520	2,055
Managed, International, CIE	163	—	—
Corporate and Other (a)	15	8	1
Total	$3,474	$2,528	$2,056

Net (loss) income	$(1,758)	$81	$95

Adjusted EBITDA (b):
Las Vegas	$133	$—	$—
Regional	671	732	548
Managed, International, CIE	34	—	—
Corporate and Other (a)	(101)	(35)	(32)
Total Segment Adjusted EBITDA	$737	$697	$516

Net (loss) income margin (c)	(50.6)%	3.2%	4.6%
Adjusted EBITDA margin	21.2%	27.6%	25.1%
___________________
(a)Corporate and Other includes revenues related to certain licensing revenue and various revenue sharing agreements. Corporate and Other expenses include corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, travel expenses and other general and administrative expenses that do not directly relate to or have not otherwise been allocated to a property. Expenses incurred for corporate activities that are directly attributable to a property or are otherwise incurred to support a property are allocated to each property.
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)” discussion later in this MD&A for a description of Adjusted EBITDA and a reconciliation of net (loss) income to Adjusted EBITDA related margins.
(c)Net (loss) income margin is calculated as net (loss) income divided by net revenues.
Consolidated comparison of the years ended December 31, 2020, 2019 and 2018
Comparisons between 2020 and 2019 are described below. A discussion of changes in our results of operations between year ended December 31, 2019 compared to 2018 has been omitted from this Annual Report on Form 10-K and can be found in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Net Revenues
Net revenues were as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2020	2019	2018	2020 vs 2019		2019 vs 2018
Net revenues:
Casino and pari-mutuel commissions	$2,337	$1,808	$1,553	$529	29.3%	$255	16.4%
Food and beverage	337	301	247	36	12.0%	54	21.9%
Hotel	450	300	184	150	50.0%	116	63.0%
Other	350	119	72	231	194.1%	47	65.3%
Net Revenues	$3,474	$2,528	$2,056	$946	37.4%	$472	23.0%
Consolidated revenues increased for the year ended December 31, 2020 as a result of our acquisition of Former Caesars on July 20, 2020. This was offset by a decline in revenues associated with the impact of COVID-19 public health emergency and, to a lesser extent, divestitures of certain properties discussed earlier. All of our casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of the COVID-19 public health emergency. On May 15, 2020, we began reopening our properties and have resumed certain operations at all of our properties as of December 31, 2020, with the exception of additional temporary closures of Caesars Windsor, Harrah’s Philadelphia, and our properties in Illinois. Subsequently, Harrah’s Philadelphia and our properties in Illinois have reopened. Our property in Lake Charles remains closed as a result of damage suffered in Hurricane Laura and will remain closed until construction of a new land-based casino is complete. Due to the impact of the COVID-19 public health emergency, including local and state regulations and the implementation of social distancing and health and safety protocols, our properties are subject to reduced gaming capacity and hotel occupancy, limited operation of food and beverage outlets, live entertainment events and conventions. As a result, gaming revenue represents a larger portion of our total revenues following the reopening of our properties as compared to earlier periods, which we expect to continue until such time as we are able to fully operate our non-gaming amenities following the reduction or elimination of social distancing and safety and health protocols, and other regulatory restrictions limiting capacity and other aspects of our business.
Our diversified portfolio has yielded mixed results as the properties have reopened under the conditions noted above. Net revenues for properties which have historically relied on a local customer base, not dependent on air travel or convention business, showed a smaller decrease as compared to the year ended December 31, 2019 results. These properties’ gaming and hotel revenues have historically been the largest portion of their total revenue. Properties in destination markets such as Las Vegas, Atlantic City, Northern Nevada and New Orleans, which have historically relied on a broader regional and national customer base or convention business have declined significantly as compared to the prior year period. These destination markets were impacted by restrictions on, and an overall decline in, air travel related to COVID-19. These properties have historically relied on a broader mix of revenue sources including convention, entertainment, and food and beverage offerings. As a result of reduced visitation, air travel, state and local restrictions on capacity, and social distancing and safety and health protocols, these sources of revenue have been materially reduced as compared to prior periods.

Operating Expenses
Operating expenses were as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2020	2019	2018	2020 vs 2019		2019 vs 2018
Operating Expenses:
Casino and pari-mutuel commissions	$1,197	$905	$824	$292	32.3%	$81	9.8%
Food and beverage	261	239	203	22	9.2%	36	17.7%
Hotel	170	99	65	71	71.7%	34	52.3%
Other	140	46	39	94	*	7	17.9%
General and administrative	882	503	381	379	75.3%	122	32.0%
Corporate	195	66	46	129	195.5%	20	43.5%
Impairment charges	215	1	14	214	*	(13)	(92.9)%
Depreciation and amortization	583	222	157	361	162.6%	65	41.4%
Transaction costs and other operating costs	268	37	17	231	*	20	117.6%
Total operating expenses	$3,911	$2,118	$1,746	$1,793	84.7%	$372	21.3%
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
Casino and pari-mutuel, hotel, food and beverage, and other expenses for the year ended December 31, 2020 increased year over year as a result of our acquisition of Former Caesars. This was partially offset as a result of the temporary closures of all of our properties due to the COVID-19 public health emergency, which reduced our salaries and wages, gaming taxes, costs of goods sold, and other expenses. As discussed above, our reopened properties are operating with reduced gaming and hotel capacity and limited food and beverage options. In addition, our properties have reduced marketing and promotional spend, resulting in further declines in gaming expenses.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal and internal audit, and property taxes. Property, general and administrative expenses also include stock-based compensation expense for certain property executives, sports sponsorships and other marketing expenses not directly related to our gaming operations.
General and administrative expenses for the year ended December 31, 2020 increased year over year as the result of our acquisition of Former Caesars. This was offset by actions taken to reduce our cost structure while our properties were temporarily closed and during the period of reduced operations due to the impact of the COVID-19 public health emergency, which are discussed above and implemented.
For the year ended December 31, 2020 compared to the same prior year period, corporate expenses increased primarily due to the acquisition of Former Caesars offset by reductions in salaries and wages due to reductions in workforce implemented as a result of the impact of the COVID-19 public health emergency.
For the year ended December 31, 2020 compared to the same prior year period, depreciation and amortization expense increased mainly due to the acquisition of Former Caesars offset by ceasing depreciation and amortization expense on assets held for sale and the Divestitures.
For the year ended December 31, 2020 compared to the same prior year period, transaction costs and other operating costs increased primarily due to costs or fees incurred related to the Merger, various project exit fees and related write offs, and higher severance expense related to synergies associated with the Merger.

Impairment charges increased by $214 million in 2020 due to impairment related to goodwill and trade names recognized due to a triggering event resulting from the COVID-19 public health emergency as well as impairments related to our held for sale properties recognized due to the carrying value exceeding the estimated net sales proceeds.
Other expense
Other expense was as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2020	2019	2018	2020 vs 2019		2019 vs 2018
Other expense
Interest expense, net	$(1,174)	$(286)	$(172)	$(888)	*	$(114)	(66.3)%
Loss on extinguishment of debt	(197)	(8)	—	(189)	*	(8)	*
Other (loss) income	176	9	(3)	167	*	12	*
Provision for income taxes	(126)	(44)	(40)	(82)	(186.4)%	(4)	(10.0)%
___________________
*    Not meaningful.
For the year ended December 31, 2020, interest expense, net increased year over year as a result of our acquisition of Former Caesars. Outstanding debt assumed, additional debt raised, and assumed financing obligations resulted in the increase in interest expense.
For the year ended December 31, 2020, the loss on extinguishment of debt increased year over year due to the early repayment of outstanding debt as a result of our acquisition of Former Caesars.
For the year ended December 31, 2020, other (loss) income increased year over year mainly due to a gain of $169 million related to the change in the foreign currency exchange rate associated with restricted cash held in GBP for, and a derivative contract related to, our expected acquisition of William Hill.
The effective tax rate was (7.7%) for 2020, 35.2% for 2019, and 29.8% for 2018. The effective tax rate in 2020 differed from the statutory rate of 21% primarily due to an increase in the valuation allowance against the deferred tax assets due to the series of transactions with VICI during the year.
Segment comparison for the years ended December 31, 2020, 2019 and 2018
Las Vegas Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2020	2019	2018	2020 vs 2019		2019 vs 2018
Revenues:
Casino and pari-mutuel commissions	$319	$—	$—	$319	*	$—	*
Food and beverage	130	—	—	130	*	—	*
Hotel	186	—	—	186	*	—	*
Other	116	—	—	116	*	—	*
Net revenues	$751	$—	$—	$751	*	$—	*

Adjusted EBITDA	$133	$—	$—	$133	*	$—	*
Adjusted EBITDA margin	17.7%	—%	—%		17.7 pts		*

Net (loss) income attributable to Caesars	$(287)	$—	$—	$(287)	*	$—	*
___________________
*    Not meaningful.

Las Vegas segment’s net revenues and Adjusted EBITDA increased as a result of the acquisition of Former Caesars. As of December 31, 2020, all of our Las Vegas properties were reopened. All of our properties within the Las Vegas segment reopened with reduced gaming and hotel capacity with limited food and beverage offerings as well as limited capacity at a few entertainment shows. As of December 31, 2020, convention venues have not reopened due to capacity limitations.
In the period between properties reopening and December 31, 2020, all of our reopened properties in the Las Vegas segment experienced a significant decline in net revenues and Adjusted EBITDA compared to Former Caesars’ prior year results for the same properties due to the general weakness in the economic environment resulting from reduced visitation and travel to Las Vegas resulting from the COVID-19 public health emergency. Compared to our Regional Segment, Adjusted EBITDA margin for our Las Vegas segment experienced a more significant negative impact from declines in revenue, as well as rent expense associated with our Rio lease beginning in December 2019.
Regional Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2020	2019	2018	2020 vs 2019		2019 vs 2018
Revenues:
Casino and pari-mutuel commissions	$1,972	$1,808	$1,553	$164	9.1%	$255	16.4%
Food and beverage	206	301	247	(95)	(31.6)%	54	21.9%
Hotel	264	300	184	(36)	(12.0)%	116	63.0%
Other	103	111	71	(8)	(7.2)%	40	56.3%
Net revenues	$2,545	$2,520	$2,055	$25	1.0%	$465	22.6%

Adjusted EBITDA	$671	$732	$548	$(61)	(8.3)%	$184	33.6%
Adjusted EBITDA margin	26.4%	29.0%	26.7%		(2.6) pts		2.3 pts

Net (loss) income attributable to Caesars	$(338)	$398	$320	$(736)	(184.9)%	$78	24.4%
Regional segment’s net revenues increased as a result of our merger with Former Caesars. Adjusted EBITDA and margin decreased for the year ended December 31, 2020 compared to the same prior year period as a result of property closures due to the COVID-19 public health emergency. All of our properties in our Regional segment, with the exception of Lake Charles, Harrah’s Philadelphia and our properties in Illinois reopened as of December 31, 2020. Subsequently, Harrah’s Philadelphia and our properties in Illinois have reopened. All of our properties within the Regional segment reopened with reduced gaming and hotel capacity and with limited food and beverage offerings.
In the period between properties reopening and December 31, 2020, our Regional properties experienced a decline in net revenues as compared to the prior year. The majority of our Regional properties other than Atlantic City, Northern Nevada and New Orleans, Adjusted EBITDA declined slightly as compared to prior year, when including Former Caesars’ prior year, for the same properties. Adjusted EBITDA margin for these properties was higher as compared to prior year due to operating with a reduced workforce, reducing marketing costs, and limiting certain lower margin food and beverage offerings.
Properties in Atlantic City, Northern Nevada and New Orleans experienced significant declines in net revenues and Adjusted EBITDA as compared to prior year and Former Caesars’ prior year for the same properties as they were all negatively impacted by reduced visitation and limitations on capacity due to the COVID-19 public health emergency.

Managed, International & CIE Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2020	2019	2018	2020 vs 2019		2019 vs 2018
Revenues:
Casino and pari-mutuel commissions	$46	$—	$—	$46	*	$—	*
Food and beverage	1	—	—	1	*	—	*
Other	116	—	—	116	*	—	*
Net revenues	$163	$—	$—	$163	*	$—	*

Adjusted EBITDA	$34	$—	$—	$34	*	$—	*
Adjusted EBITDA margin	20.9%	—%	—%		20.9 pts		*

Net (loss) income attributable to Caesars	$38	$—	$—	$38	*	$—	*
___________________
*    Not meaningful.
Managed, International, CIE segment’s net revenues and Adjusted EBITDA increased as a result of the acquisition of Former Caesars. All of our managed properties have reopened as of December 31, 2020, with the exception of Caesars Windsor. Our CIE business was not closed at any point related to the COVID-19 public health emergency.
For the year ended December 31, 2020, net revenues for Managed, International and CIE declined as compared to Former Caesars’ prior period related to reimbursed management costs related to Caesars Windsor remaining closed throughout the current period. Excluding that, net revenues increased primarily related to increased revenue in our CIE business. Adjusted EBITDA for Managed, International and CIE increased as compared to Former Caesars’ prior period.
Corporate & Other

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2020	2019	2018	2020 vs 2019		2019 vs 2018
Revenues:
Other	$15	$8	$1	$7	87.5%	$7	*
Net revenues	$15	$8	$1	$7	87.5%	$7	*

Adjusted EBITDA	$(101)	$(35)	$(32)	$(66)	(188.6)%	$(3)	(9.4)%
___________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Years Ended December 31, 2020, 2019 and 2018
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest expense, (benefit) provision for income taxes, unrealized (gain) loss on investments and marketable securities, depreciation and amortization, stock-based compensation, impairment charges, transaction expenses, severance expense, selling costs associated with the divestitures of properties, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss related to divestitures, changes in the fair value of certain derivatives and certain non-recurring expenses such as sign-on and retention bonuses, business optimization expenses and transformation expenses, litigation awards and settlements, losses on inventory associated with properties temporarily closed as a result of the COVID-19 public health emergency, contract exit or termination costs, and regulatory settlements. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our leases with affiliates of GLPI and VICI Properties Inc. and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following table summarizes our Adjusted EBITDA for our operating segments for the years ended December 31, 2020, 2019 and 2018, respectively, in addition to reconciling net (loss) income to Adjusted EBITDA in accordance with US GAAP (unaudited):

	Year Ended December 31, 2020
(In millions)	CEI	Less: Divest. Add: Disc. Ops (e)(h)	Pre-Acq. CEC (f)	Total (g)(i)
Net loss attributable to Caesars	$(1,757)	$93	$(1,059)	$(2,723)
Net loss attributable to noncontrolling interests	(1)	—	(67)	(68)
Interest expense, net	1,174	49	750	1,973
Provision (benefit) for income taxes	126	9	(224)	(89)
Other loss (income) (a)	(176)	(12)	(45)	(233)
Loss on extinguishment of debt (b)	197	—	—	197
Impairment charges	215	(33)	189	371
Depreciation and amortization	583	(5)	559	1,137
Stock-based compensation expense	78	1	26	105
Transaction costs and other operating costs (c)	268	(6)	71	333
Other items (d)	30	(2)	54	82
Adjusted EBITDA	$737	$94	$254	$1,085

	Year Ended December 31, 2019
(In millions)	CEI	Less: Divestitures (h)	Pre-Acq. CEC (f)	Total (i)
Net income (loss) attributable to Caesars	$81	$(51)	$(1,195)	$(1,165)
Net loss attributable to noncontrolling interests	—	—	(3)	(3)
Provision (benefit) for income taxes	44	(37)	(141)	(134)
Other loss (income) (a)	(9)	—	587	578
Loss on extinguishment of debt	8	—	—	8
Interest expense, net	286	10	1,370	1,666
Depreciation and amortization	222	(29)	1,021	1,214
Impairment charges	1	—	468	469
Transaction costs and other operating costs (c)	37	(1)	136	172
Stock-based compensation expense	20	(1)	88	107
Other items (d)	7	—	80	87
Adjusted EBITDA	$697	$(109)	$2,411	$2,999

	Year Ended December 31, 2018
(In millions)	CEI	Less: Divestitures (h)	Pre-Acq. CEC (f)	Pre-Acq. Trop & Elgin (j)	Total (i)
Net income attributable to Caesars	$95	$(47)	$303	$56	$407
Net income attributable to noncontrolling interests	—	—	1	—	1
Provision (benefit) for income taxes	40	(11)	(121)	19	(73)
Other loss (income) (a)	3	—	(791)	1	(787)
Loss on extinguishment of debt	—	—	1	1	2
Interest expense, net	172	(17)	1,346	2	1,503
Depreciation and amortization	157	(52)	1,145	64	1,314
Impairment charges	14	(14)	78	—	78
Transaction costs and other operating costs (c)	17	—	155	4	176
Stock-based compensation expense	13	(1)	79	—	91
Other items (d)	5	(1)	112	32	148
Adjusted EBITDA	$516	$(143)	$2,308	$179	$2,860
____________________
(a)Other loss (income) for the year ended December 31, 2020 primarily represents gains resulting from the change in the foreign currency exchange rate associated with restricted cash held in GBP and a derivative contract associated with our expected acquisition of William Hill, gains on William Hill UK and Flutter stock held by the Company and realized gain on conversion of CEC’s 5% convertible notes. Partially offsetting these gains is a loss on the change in fair value of the derivative liability related to CEC’s 5% convertible notes. Other loss (income) for the year ended December 31, 2019 primarily represents unrealized loss on the change in fair value of the derivative liability related to CEC’s 5% convertible notes.
(b)Loss on extinguishment of debt for the year ended December 31, 2020 primarily represents loss on early repayment of debt in connection with the consummation of the Merger. Loss on extinguishment of debt for the year ended December 31, 2019 is related to the pro-rated write off of deferred financing costs associated with permanent payments on the ERI Term Loan.
(c)Transaction costs and other operating costs for the years ended December 31, 2020 and 2019 primarily represent costs related to the Merger with Former Caesars, various contract or license termination exit costs, and severance costs. Transaction costs for the year ended December 31, 2018 primarily represent costs related to the Tropicana acquisition.
(d)Other items include internal labor charges related to certain departed executives and contract labor and other miscellaneous items.
(e)Discontinued operations include Horseshoe Hammond, Caesars Southern Indiana, Harrah’s Louisiana Downs, Caesars UK group including Emerald Resorts & Casino, and Bally’s Atlantic City.
(f)Pre-acquisition CEC represents results of operations for Former Caesars for the period from January 1, 2020 to July 20, 2020, the date on which the Merger was consummated, for the year ended December 31, 2020, respectively, and for the years ended December 31, 2019 and 2018. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and, for the 2020 periods, do not conform to GAAP.
(g)2020 Total for the year ended December 31, 2020 includes results of operations from discontinued operations and from Former Caesars prior to July 20, 2020, the date on which the Merger was consummated. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.
(h)Divestitures for the year ended December 31, 2020 include results of operations for Kansas City and Vicksburg, Eldorado Shreveport, Harrah’s Reno, and Bally’s Atlantic City. Divestitures for the year ended December 31, 2019 and 2018 include results of operations for Presque, Nemacolin, Mountaineer, Cape Girardeau, Caruthersville, Kansas City, Vicksburg, Eldorado Shreveport, Harrah’s Reno and Bally’s Atlantic City. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.
(i)2020, 2019, and 2018 Totals for the years ended December 31, 2020, 2019 and 2018 exclude results of operations from divestitures as detailed in (g) and includes results of operations from discontinued operations and from Former Caesars prior to July 20, 2020, the date, on which the Merger was consummated. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to our reported results of operations.
(j)Pre-acquisition Trop & Elgin represents results of operations for Tropicana for the nine months ended September 30, 2018 and for Elgin for the period beginning January 1, 2018 and ending August 6, 2018. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.
Liquidity and Capital Resources
We are a holding company and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on existing cash on hand, contracted asset sales, cash flow from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources have been existing cash on hand, cash flow from operations, borrowings under our revolving credit facilities, proceeds from the issuance of debt and equity securities and proceeds from completed asset sales and sale leaseback transactions.

Our cash requirements fluctuate significantly depending on our decisions with respect to business acquisitions or divestitures and strategic capital investments to maintain the quality of our properties. Our operating cash flows also significantly depend on our properties to remain open. As describe above, all of our casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies to reduce the spread of COVID-19. Beginning on May 15, 2020, we began reopening our properties and as of December 31, 2020 we have resumed operations at all of our properties, with the exception of additional temporary closures of Caesars Windsor, Harrah’s Philadelphia, and our properties in Illinois. In an effort to mitigate the impacts of COVID-19 public health emergency on our business and maintain liquidity, we furloughed approximately 90% of our employees beginning on April 11, 2020. A portion of the workforce has returned to service as the properties have resumed with limited capacities and in compliance with operating restrictions in accordance with governmental orders, directives and guidelines. As a result of these payroll changes combined with other cost saving measures, our operating expenses and operating cash flows were reduced significantly.
In an effort to maintain liquidity and provide financial flexibility as the effects of COVID-19 public health emergency continued to evolve and impact global financial markets, we borrowed $465 million under our revolving credit facility on March 16, 2020, which we repaid utilizing, in part, proceeds from the sale of our interests in Kansas City and Vicksburg. Additionally, on June 19, 2020, we completed a public offering of 20,700,000 shares of Company Common Stock, at an offering price of $39.00 per share, which provided $772 million of proceeds, net of fees and estimated expenses of $35 million, for general corporate purposes.
On July 1, 2020, we completed the sale of Kansas City and Vicksburg for $230 million and used a portion of the proceeds to repay the outstanding balance under our revolving credit facility. In addition, we closed the sale of Harrah’s Reno on September 30, 2020 which provided additional proceeds of $8 million, net of certain closing costs.
On July 6, 2020, we issued $3.4 billion aggregate principal amount of 6.25% Senior Secured Notes due 2025 (the “CEI Senior Secured Notes”), $1.8 billion aggregate principal amount of 8.125% Senior Notes due 2027 (the “CEI Senior Notes”) and $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2025 (the “CRC Senior Secured Notes”).
On July 20, 2020, in connection with the Merger, we consummated certain sale leaseback transactions with VICI with respect to Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Resort Atlantic City, including the Harrah’s Atlantic City Waterfront Conference Center, for approximately $1.8 billion of net proceeds. Additionally, we received a one-time payment from VICI of approximately $1.4 billion for amendments to the VICI Leases. Furthermore, we entered into an incremental agreement to the existing CRC credit agreement, for an incremental term loan in an aggregate principal amount of $1.8 billion.
In connection with the consummation of the Merger, on July 20, 2020, our current and future liquidity significantly changed. A portion of the proceeds from our newly issued debt and proceeds we received from VICI, as well as cash on hand generated from the sale of Company Common Stock, were used (a) to fund a portion of the cash consideration of the Merger, (b) to prepay in full the loans outstanding and terminate all commitments under our existing credit agreement, dated as of April 17, 2017, (c) to satisfy and discharge our Senior Notes, (d) to repay $975 million of the outstanding amount under the existing CRC Revolving Credit Facility, (e) to repay in full the loans outstanding and terminate all commitments under the existing CEOC, LLC credit agreement, dated as of October 6, 2017, (f) to pay fees and expenses related to the financing arrangements, and (g) for general corporate purposes. Additionally, we entered into the CEI Revolving Credit Facility which provides for a five-year senior secured revolving credit facility in an aggregate principal amount of $1.2 billion, that matures in 2025.
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
As of December 31, 2020, our cash on hand and revolving borrowing capacity were as follows:

(In millions)	December 31, 2020
Cash and cash equivalents	$1,758
Revolver capacity	2,210
Revolver capacity committed to letters of credit	(84)
Total	$3,884
On September 30, 2020, we announced that we had reached an agreement with William Hill on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill, in an all-cash transaction of approximately £2.9 billion, or $3.7 billion. As required by UK regulations, we were required to provide a cash confirmation of funding for our potential acquisition of William Hill. In support of the confirmation process, on September 25, 2020, we borrowed $900 million on our CEI Revolving Credit Facility. The transaction remains conditional on, among other things, approvals from state, federal and international regulators. We entered into a foreign exchange forward contract to hedge the risk of appreciation of the GBP denominated purchase price for the proposed William Hill acquisition. Under the agreement, we have agreed to purchase £536 million at a contracted exchange rate. The forward term of the contract ends on March 31, 2021.
On October 1, 2020, we completed a public offering of 35,650,000 shares of Company Common Stock at an offering price of $56.00 per share. Net proceeds from the offering, after deducting the underwriting discounts and commissions and estimated expenses, were approximately $1.9 billion which we intend to use for general corporate purposes, including to finance a portion of the proposed William Hill acquisition. As of December 31, 2020, we have restricted cash of approximately $1.9 billion which we expect to apply to pay a portion of the purchase price of the acquisition.
On October 6, 2020, we entered into a £1.5 billion Interim Facilities Agreement with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A. Pursuant to the Interim Facilities Agreement, such lenders have made available to the Company: (a) a 540-day £1.0 billion asset sale bridge facility and (b) a 60-day £503 million cash confirmation bridge facility (collectively, the “Facility”). The Facility may be used to finance the acquisition, refinance or otherwise discharge the indebtedness of William Hill and its subsidiaries, pay transaction fees and expenses related to the foregoing and for working capital and general corporate purposes, among other things. The availability of the borrowings under the Facility is subject to the satisfaction of certain customary conditions. If drawn upon, outstanding borrowings under the Facility will bear interest at a rate equal to the London interbank offered rate plus 3.50% per annum. We entered into the Interim Facilities Agreement in connection with requirement under applicable United Kingdom law to demonstrate that we have “funds certain” to pay the entirety of the cash purchase price for the proposed acquisition of William Hill. We do not intend to borrow under the Interim Facilities Agreement. Instead, we intend to negotiate long-form financing documentation pursuant to which a subsidiary will incur the Debt Financing for the acquisition.
In addition to the capital required to complete the proposed acquisition of William Hill, we expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under the GLPI Master Lease, the VICI Leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for 2021 are expected to significantly increase as a result of the additional properties acquired in the Merger and new development projects. We also funded $400 million to escrow as of the closing of the Merger and will utilize those funds in accordance with a three year capital expenditure plan in the state of New Jersey, and an additional $25 million was funded in the fourth quarter of 2020 for improvements at our racing properties within the state of Indiana. These amounts are currently included in restricted cash. We are also in the process of a more than $47 million renovation to the resort rooms and suites of Silver Legacy Resort Casino, projected to be completed by summer 2021. In relation to the extension of the casino operating contract and ground lease for Harrah’s New Orleans (see Note 11), we are required to make a capital investment of $325 million by July 15, 2024.
Cash spent for capital expenditures totaled $163 million, $171 million, $147 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to our growth and maintenance capital projects. The following table summarizes our estimates for 2021 capital expenditures:

(In millions)	Low	High
Atlantic City	$175	$225
Indiana	5	15
Total estimated capital expenditures from restricted cash	180	240
Lake Charles	75	125
New Orleans	25	50
Other growth and maintenance projects (a)	325	350
Total estimated capital expenditures from unrestricted cash and insurance proceeds	425	525
Total estimated capital expenditures in 2021	$605	$765
____________________
(a)Includes capital expenditures that may be incurred at our Atlantic City, Indiana and Lake Charles properties for normal maintenance projects in addition to amounts described above.
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm. The hurricane severely damaged the Isle of Capri Casino Lake Charles, as a result of which the Company has recorded an insurance receivable of $44 million, of which $15 million related to fixed asset impairments and $29 million related to remediation costs and repairs that have been incurred in the year ended December 31, 2020. The property will remain closed until construction of a new land-based casino is complete.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. In addition to our newly issued debt, our debt obligations increased as a result of outstanding debt of Former Caesars that remained outstanding following the consummation of the Merger. Our estimated debt service (including principal and interest) is approximately $907 million for 2021. We also lease certain real property assets from third parties, including GLPI and VICI. We estimate our lease payments to be approximately $1.1 billion for 2021.
The 5% Convertible Notes (defined below) remain outstanding following the consummation of the Merger. As a result of the Merger, the 5% Convertible Notes are convertible into weighted average of the number of shares of Company Common Stock and the amount of cash actually received per share by holders of common stock of Former Caesars that made elections for consideration in the Merger. The 5% Convertible Notes are convertible at any time at the option of the holders thereof or the Company. We do not intend to exercise our option to cause the conversion of the 5% Convertible Notes prior to maturity. As of December 31, 2020, we have paid approximately $903 million and issued approximately 10.8 million shares upon conversion of $770 million in aggregate principal amount of the 5% Convertible Notes during 2020. At such time as the holders of the 5% Convertible Notes elect to cause conversion, we estimate using cash of $379 million and issuing 4.5 million shares to settle the remaining outstanding 5% Convertible Notes as of December 31, 2020.
On April 24, 2020, the Company entered into a definitive purchase agreement with Twin River and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu, respectively, for aggregate consideration of $155 million, subject to a customary working capital adjustment. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. On December 23, 2020, the Company consummated the sale of Eldorado Shreveport to Bally's Corporation for $140 million resulting in a gain of $29 million. MontBleu is expected to close in the first half of 2021.
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
We previously reached an agreement with VICI and closed the sale of Bally’s Atlantic City Hotel & Casino to Bally’s Corporation for $25 million on November 18, 2020. The proceeds from the sale were split between the Company and VICI, and the Company received $5 million of net proceeds. In addition, on October 9, 2020, we reached an agreement to sell the Bally’s brand to Bally’s Corporation Worldwide Holding, Inc. for $20 million, while retaining the right to use the brand within Bally’s Las Vegas into perpetuity.
On October 27, 2020, the Company entered into an agreement to sell Evansville to GLPI and Twin River for $480 million in cash, subject to a customary working capital adjustment. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in mid-2021.
On December 1, 2020, the Company entered into a definitive agreement with CQ Holding Company, Inc. to sell the equity interests of Baton Rouge. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in mid-2021.
On December 24, 2020, the Company entered into an agreement to sell Caesars Southern Indiana to the EBCI for $250 million, subject to a customary working capital adjustment. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the third quarter of 2021.
In addition to the agreements above, we also expect to enter into additional agreements to divest of Horseshoe Hammond prior to December 31, 2021. Further, we expect to enter into agreements to sell several other non-core properties including our international properties within our Caesars UK group, which includes Emerald Resorts Casino. We expect these divestitures to close by mid-year 2021.
If the agreed upon selling price for future divestitures does not exceed the carrying value of the assets, we may be required to record additional impairment charges in future periods which may be material.
We expect that our current liquidity, cash flows from operations, borrowings under committed credit facilities and proceeds from the announced asset sales, will be sufficient to fund our operations, capital requirements and service our outstanding indebtedness for the next twelve months. However, the COVID-19 public health emergency has had, and is expected to continue to have, an adverse effect on our business, financial condition and results of operations and has caused, and may continue to cause, disruption in the financial markets. While we have undertaken efforts to mitigate the impacts of COVID-19 on our business and maintain liquidity, the extent of the ongoing and future effects of the COVID-19 public health emergency on our business, results of operations and financial condition is uncertain and may adversely impact our liquidity in the future. Our ability to access additional capital may be adversely affected by the disruption in the financial markets caused by the COVID-19 public health emergency, restrictions on incurring additional indebtedness contained in the agreements governing our indebtedness and the impact of the public health emergency on our business, results of operations and financial condition.
Debt and Master Lease Covenant Compliance
The CRC Credit Agreement, the CEI Revolving Credit Facility and the indentures related to the CRC Senior Notes and CEI Senior Secured Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit our ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions. The covenants in the indenture for the 5% Convertible Notes are limited as a result of amendments that became effective in connection with the consummation of the Merger.
The CRC Revolving Credit Facility and CEI Revolving Credit Facility include a maximum first-priority net senior secured leverage ratio financial covenant of 6.35:1, which is applicable solely to the extent that certain testing conditions are satisfied. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt documents.
The Company’s results of operations have been materially adversely affected by the impacts of the COVID-19 public health emergency. As a result, the current terms of the CRC Credit Agreement and the CEI Credit Agreement provide that the financial covenant measurement period is not effective through September 30, 2021 so long as CRC and the Company, respectively, comply with a minimum liquidity requirement, which includes any such availability under the applicable revolving credit facilities.
The GLPI Master Lease contains certain operating, capital expenditure and financial covenants thereunder, and our ability to comply with these covenants was negatively impacted by the effects of the COVID-19 public health emergency on our results of operations. On June 15, 2020, we entered into an amendment to the GLPI Master Lease which provides certain relief under these covenants in the event of facility closures due to public health emergencies, governmental restrictions and certain other instances of unavoidable delay. On July 17, 2020, the amendment to the GLPI Master Lease became effective as the Company obtained all necessary approvals and the applicable waiting period expired. Furthermore, the Company obtained waivers from VICI with relation to annual capital expenditure requirements for 2020.
As of December 31, 2020, we were in compliance with all of the applicable financial covenants under the CEI Credit Agreement, CEI Senior Secured Notes, CRC Credit Agreement, CEI Senior Notes, CRC Senior Secured Notes, 5% Convertible Notes, the GLPI Leases and VICI Leases.
Share Repurchase Program
On November 8, 2018, we issued a press release announcing that our Board has authorized a $150 million common stock repurchase program (the “Share Repurchase Program”) pursuant to which we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the Share Repurchase Program.
As of December 31, 2020, we have acquired 223,823 shares of common stock under the program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the years ended December 31, 2020 or 2019.

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
On July 6, 2020, Colt Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Escrow Issuer”) issued $3.4 billion aggregate principal amount of 6.25% Senior Secured Notes due 2025, $1.8 billion aggregate principal amount of 8.125% Senior Notes due 2027 and $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2025.
On July 20, 2020, in connection with the closing of the Merger, the Company entered into a new credit agreement which provides a five-year senior secured revolving credit facility in an aggregate principal amount of $1.2 billion. In addition, Caesars Resort Collection, LLC, which became a wholly-owned subsidiary of the Company as a result of the Merger (“CRC”), entered into incremental agreements to the CRC Credit Agreement (described below) for an aggregate principal amount of $1.8 billion.
A portion of the proceeds from these arrangements was used to prepay in full the loans outstanding and terminate all commitments under the ERI Credit Facility, and to satisfy and discharge the Company’s 6% Senior Notes due 2025, 6% Senior Notes due 2026, and the 7% Senior Notes due 2023.
The 6% Senior Notes due 2025 were redeemed at a redemption price of 104.5%, the 7% Senior Notes due 2023 were redeemed at a redemption price of 103.5%, and $210 million aggregate principal amount of the 6% Senior Notes due 2026 was redeemed at a redemption price of 106% with the remaining balance redeemed at a redemption price of 100% of the aggregate principal amount thereof plus the Applicable Premium, as defined in the indenture for the 6% Senior Notes due 2026. The redemption of these senior notes resulted in a loss on extinguishment of $132 million during the year ended December 31, 2020, which is recorded within Loss on extinguishment of debt on the Statement of Operations.
CEI Senior Secured Notes due 2025
On July 6, 2020, Escrow Issuer issued $3.4 billion in aggregate principal amount of 6.25% CEI Senior Secured Notes due 2025 pursuant to an indenture dated July 6, 2020 (the “CEI Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. In connection with the consummation of the Merger, we assumed the rights and obligations under the CEI Senior Secured Notes and the indenture governing the CEI Senior Secured Notes on July 20, 2020. The CEI Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2021.
CEI Senior Notes due 2027
On July 6, 2020, Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. We assumed the rights and obligations under the CEI Senior Notes and the indenture governing the CEI Senior Notes on July 20, 2020. The CEI Secured Notes will mature on July 1, 2027 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2021.
CRC Senior Secured Notes due 2025
On July 6, 2020, Escrow Issuer issued $1.0 billion in aggregate principal amount of 5.75% Senior Notes due 2025 pursuant to an indenture, dated July 6, 2020 (the “CRC Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. CRC assumed the rights and obligations under the CRC Senior Secured Notes and the indenture governing the CRC Senior Secured Notes on July 20, 2020. The CRC Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2021.

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
We had $1.2 billion of available borrowing capacity, after consideration of $19 million in outstanding letters of credit under CEI Revolving Credit Facility, as of December 31, 2020. As of December 31, 2020, there were no borrowings outstanding under the CEI Revolving Credit Facility.
Convention Center Mortgage Loan
On September 18, 2020, we entered into a loan agreement with VICI to borrow a five-year, $400 million Forum Convention Center mortgage loan (the “Mortgage Loan”). The Mortgage Loan bears interest at a rate of, initially, 7.7% per annum, which escalates annually to a maximum interest rate of 8.3% per annum.
Lumière Loan
The Company borrowed $246 million from GLPI to fund the purchase price of the real estate underlying Lumière, which was scheduled to mature on October 1, 2020. On June 24, 2020, the Company received approval from Missouri Gaming Commission to sell the real estate underlying Lumière to GLPI and leaseback the property under a long-term financing obligation. As of December 31, 2020, the Lumière loan has been satisfied in full and the real estate has been refinanced under a financing obligation. See Note 10.
Assumed Debt Activity
Former Caesars and its subsidiaries incurred the following indebtedness that remained outstanding following the consummation of the Merger.
CRC Term Loans and CRC Revolving Credit Facility
In connection with the Merger, we assumed the CRC senior secured credit facility (the “CRC Senior Secured Credit Facilities”), which included a $1.0 billion five-year revolving credit facility (the “CRC Revolving Credit Facility”) and an initial $4.7 billion seven-year first lien term loan (the “CRC Term Loan”), which was increased by $1.8 billion pursuant to an incremental agreement executed in connection with the Merger (the “CRC Incremental Term Loan”).
The CRC Revolving Credit Facility matures in 2022 and includes a letter of credit sub-facility. The CRC Term Loan matures in 2024. The CRC Incremental Term Loan matures in 2025. Each of the CRC Term Loan and the CRC Incremental Term Loan require scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. The credit agreement for the CRC Revolving Credit Facility also includes customary voluntary and mandatory prepayment provisions, subject to certain exceptions. As of December 31, 2020, approximately $65 million was committed to outstanding letters of credit. As of December 31, 2020, there were no borrowings outstanding under the CRC Revolving Credit Facility.
Borrowings under the CRC Credit Agreement bear interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%,

(ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the CRC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be (a) with respect to the CRC Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan, (b) with respect to the CRC Incremental Term Loan, 4.50% per annum in the case of any LIBOR loan or 3.50% in the case of any base rate loan and (c) in the case of the CRC Revolving Credit Facility, 2.25% per annum in the case of any LIBOR loan and 1.25% per annum in the case of any base rate loan, subject in the case of the CRC Revolving Credit Facility to two 0.125% step-downs based on CRC’s senior secured leverage ratio, the ratio of first lien senior secured net debt to adjusted earnings before interest, taxes, depreciation and amortization. The CRC Revolving Credit Facility is subject to a financial covenant discussed below.
In addition, CRC is required to pay a commitment fee in respect of any commitments under the CRC Revolving Credit Facility in the amount of 0.50% of the principal amount of the commitments, subject to step-downs to 0.375% and 0.25% based upon CRC’s senior secured leverage ratio. CRC is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
CRC Notes
On October 16, 2017, CRC issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the “CRC Notes”).
Former Caesars 5% Convertible Notes
On October 6, 2017, Former Caesars issued $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 (the “5% Convertible Notes”).
The 5% Convertible Notes are convertible into weighted average of the number of shares of Company Common Stock and amount of cash actually received per share by holders of common stock of Former Caesars that made elections for consideration in the Merger. As of December 31, 2020, we have paid approximately $903 million and issued approximately 10.8 million shares upon conversion of $770 million of the 5% Convertible Notes during 2020.
The Company has determined that the 5% Convertible Notes contain derivative features that require bifurcation. The Company separately accounts for the liability component and equity conversion option of the 5% Convertible Notes. The portion of the overall fair value allocated to the liability was calculated by using a market-based approach without the conversion features included. The difference between the overall instrument value and the value of the liability component was assumed to be the value of the equity conversion option component. The value of the liability is determined based on a discounted cash flow of the debt instrument. See Note 8 for more information on the 5% Convertible Notes’ fair value measurements.
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $80 million, $8 million and $6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.
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
In connection with the closing of the Merger on July 20, 2020, we consummated a series of transactions with VICI and certain of its affiliates in accordance with the MTA entered on June 24, 2019 and certain purchase and sales agreement entered on

September 26, 2019. We consummated sale leaseback transactions related to Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Resort Atlantic City, including the Harrah’s Atlantic City Waterfront Conference Center, for approximately $1.8 billion of net proceeds. The CPLV Lease with VICI was amended, among other things, (i) add Harrah’s Las Vegas (“HLV”) to the leased premises thereunder (and in connection therewith HLV Lease was terminated), (ii) add (subject to certain adjustments) the rent payable with respect to HLV under such terminated stand-alone lease to such lease and further increase the annual rent payable with respect to HLV by approximately $15 million, (iii) increase the annual rent with respect to CPLV by approximately $84 million and (iv) extend the term of such lease so that following the amendment of such lease there will be 15 years remaining until the expiration of the initial term. In addition, Harrah’s New Orleans, Harrah’s Laughlin, and Harrah’s Resort Atlantic City, including the Harrah’s Atlantic City Waterfront Conference Center, were added to the Non-CPLV lease (as amended, the “Regional Lease”) and such lease was further amended to increase the annual rent thereunder by $154 million in the aggregate related to such added properties and extend the term of such lease so that following the amendment of such lease there will be 15 years remaining until the expiration of the initial term. Furthermore, the Joliet Lease, as well as the term of the Golf Course Use Agreement, were extended such that there will be 15 years remaining until the expiration of the initial term.
On December 24, 2020, the Company entered into agreement to sell Caesars Southern Indiana to the Eastern Band of Cherokee Indians (“EBCI”) for $250 million, subject to a customary working capital adjustment. Caesar’s annual payments to VICI Properties under the Regional Lease will decline by $33 million upon closing of the transaction.
Our VICI lease is accounted for as a financing obligation and totaled $11.0 billion as of December 31, 2020. Furthermore, we obtained waivers from VICI with relation to annual capital expenditure requirements for 2020. See Note 10 to our Consolidated Condensed Financial Statements for additional information about our VICI Lease and related matters.
GLPI Leases
Our GLPI Master Lease is accounted for as a financing obligation and totaled $1.2 billion as of December 31, 2020. Additionally, our GLPI Master Lease contains certain operating, capital expenditure and financial covenants thereunder, and our ability to maintain compliance with these covenants was also negatively impacted. On June 15, 2020, we entered into an amendment to the GLPI Master Lease which, among other things, provides certain relief under these covenants in the event of facility closures due to pandemics, governmental restrictions and certain other instances of unavoidable delay. As of July 17, 2020, the amendment to the GLPI Master Lease became effective as we obtained all necessary approvals and the applicable waiting period expired. See Note 10 to our Consolidated Condensed Financial Statements for additional information about our GLPI Master Lease and related matters.
Other Liquidity Matters
We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in greater detail in “Part I, Item 3. Legal Proceedings” and Note 11 to our consolidated financial statements, both of which are included elsewhere in this Annual Report on Form 10-K. In addition, new competition may have a material adverse effect on our revenues and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with GAAP. In preparing our financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality. When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate under specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Certain of our accounting policies, including those in connection with business combinations, certain fair value measurements, income taxes, long-lived assets, goodwill and indefinite lived intangible assets, allowance for doubtful accounts related to certain gaming receivables, self-insurance reserves, and litigation, claims and assessments require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.
We consider accounting estimates to be critical accounting policies when:
•the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and
•different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations.

By their nature, these judgments and estimates are subject to an inherent degree of uncertainty. Our judgments and estimates are based on our historical experience, terms of existing contracts, observance of trends in the industry, information gathered from customer behavior, and information available from other outside sources, as appropriate. Due to the inherent uncertainty involving judgments and estimates, actual results may differ from those estimates.
Our most critical accounting estimates and assumptions are in the following areas:
Business Combinations
We applied the provisions of Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” in the accounting for our acquisitions of Former Caesars, Tropicana, Elgin and our previous acquisitions. It required us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values, which were determined using market, income, and cost approaches, or a combination. Goodwill as of the respective acquisition dates was measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill is generally the result of expected synergies of the combined company or an assembled workforce.
Indefinite-lived intangible assets acquired primarily include trademarks, Caesars Rewards acquired in the Merger, customer relationships and gaming rights. The fair value for these intangible assets was determined using either the relief from royalty method and excess earnings method under the income approach or a replacement cost market approach.
Trademarks and Caesars Rewards were valued using the relief from royalty method, which presumes that without ownership of such trademarks or loyalty program, we would have to make a stream of payments to a brand or franchise owner in return for the right to use their name or program. By virtue of this asset, we avoid any such payments and record the related intangible value of the Company’s ownership of the brand name or program.
Customer relationships were valued using the cost approach and the incremental cash flow method under the income approach. The incremental cash flow method compares the prospective cash flows with and without the customer relationships in place to estimate the fair value of the customer relationships, with the fair value assumed to be equal to the discounted cash flows of the business that would be lost if the customer relationships were not in place and needed to be replaced.
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
Trade receivables and payables and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the acquisition date. Assets and liabilities held for sale are recorded at fair value, less costs to sell, based on the agreements reached as of the acquisition date, or an income approach.
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
Cash flow estimates are significant to many valuations described above and may include forecasts with assumptions regarding factors such as recent and budgeted operating performance, future growth rates, and the determination of appropriate discount rates to estimate fair value. These inputs involve significant assumptions including the future effects of COVID-19 as well as the realization of synergies anticipated from a business combination, which may not be realized as projected. Certain assumptions, such as the effects of COVID-19, may be beyond our control.

Fair Value Measurements
The 5% Convertible Notes contain derivative features that require bifurcation. We estimate the fair value of the 5% Convertible Notes using a market-based approach that incorporates the value of both straight debt and conversion features of the notes. The valuation model incorporates actively traded prices of the 5% Convertible Notes as of the reporting date, the value of CEI’s equity into which these notes could convert, and assumptions regarding the incremental cost of borrowing for CEI. The fair value of the 5% Convertible Notes derivative liability is subject to interest rate and market price risk due to the conversion features of the notes and other factors. Generally, as the fair value of fixed interest rate debt increases (due to a decrease in interest rates) the derivative liability decreases and as the fair value of fixed interest rate debt decreases (due to an increase in interest rates) the derivative liability increases. The fair value of the 5% Convertible Notes derivative liability may also increase as the market price of our stock rises or due to increased volatility in our stock price which will result in a loss recognized in our Statement of Operations, and decrease as the market price of our stock falls or due to decreased volatility in our stock price which will result in income recognized in our Statement of Operations. On October 6, 2017, Former Caesars issued $1.1 billion aggregate principal amount of 5% Convertible Notes. As of December 31, 2020, the fair value of the derivative associated with the 5% Convertible Notes was $326 million when the price per share of our common stock was $74.27. During the year ended December 31, 2020, we recognized a loss of $111 million associated to the changes in fair value of the derivative as a result of fluctuations in the share price of our common stock.
We use interest rate swaps, which are derivative instruments classified as hedging transactions, to limit our exposure to interest rate risk. Derivative instruments are recognized in the financial statements at fair value. The estimated fair values of our derivative instruments are based on market prices obtained from dealer quotes. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Our derivative instruments contain a credit risk that the counterparties may be unable to meet the terms of the agreements. We minimize that risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions. The fair values of our derivative instruments are adjusted for the credit rating of the counterparty, if the derivative is an asset, or adjusted for the credit rating of the Company, if the derivative is a liability.
See Note 8 for more details regarding fair value measurements and Item 7A for quantitative and qualitative disclosures about market risk.
Income Taxes
We and our subsidiaries file income tax returns with federal, state and foreign jurisdictions. Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities. See Note 17 in the accompanying consolidated financial statements for a discussion of the status and impact of examinations by tax authorities.
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
When there is a recent history of operating losses and negative normalized earnings and a return to operating profitability has not yet been demonstrated, we cannot rely on projections of future taxable earnings for purposes of assessing recoverability of our deferred tax assets. In such cases, we use systematic and logical methods to estimate when deferred tax liabilities will reverse and generate taxable income and when deferred tax assets will reverse and generate tax deductions. Our most significant deferred tax asset relates to the failed sale-leaseback obligation with VICI and GLPI (see Note 10). The reversal of this deferred tax asset requires judgment and estimates and has a material impact on the determination of the amount of valuation allowance required.
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

Long-Lived Assets
We have significant capital invested in our long-lived assets, and judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets, and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, planned construction and renovation projects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. See Note 6 for additional information.
Goodwill and Other Indefinite-lived Intangible Assets
Assessing goodwill and indefinite-lived intangible assets for impairment is a process that requires significant judgment and involves detailed qualitative and quantitative business-specific analysis and many individual assumptions which fluctuate between assessments.
We determine the estimated fair value of each reporting unit based on a combination of EBITDA, valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in our industry.
We determine the fair value of our indefinite-lived intangible assets using either the relief from royalty method or the excess earnings method under the income approach or replacement cost market approach. The determination of fair value of our reporting units and indefinite-lived intangible assets requires management to make significant assumptions and estimates around the forecasts as well as the selection of discount rates and valuation multiples. Changes in these estimates could have a significant impact on the fair value of our reporting units and intangible assets and the amount of goodwill or indefinite-lived intangible asset impairments, if any.
Forecasts and the determination of appropriate discount rates and valuation multiples used to determine the fair value of our reporting units and indefinite-lived intangible assets involves significant assumptions and estimates. Assumptions include those used assess future effects of COVID-19 as well as the realization of synergies anticipated from the Merger which may not be realized at the projected rate.
As a result of declines in recent performance and the expected impact on future cash flows as a result of COVID-19, we recognized impairment charges in our Regional segment related to goodwill and trade names totaling $100 million and $16 million, respectively, during the year ended December 31, 2020.
As a result of the agreement to sell Baton Rouge, an impairment charge totaling $50 million was recorded during the year ended December 31, 2020 due to the carrying value exceeding the estimated net sales proceeds. The impairment charges resulted in a reduction to the carrying amounts of the right-of-use assets, property and equipment, goodwill and other intangibles totaling $1 million, $47 million and $2 million, respectively, recorded in the Regional segment.
As a result of the agreement to sell MontBleu, an impairment charge totaling $45 million was recorded during the year ended December 31, 2020 due to the carrying value exceeding the estimated net sales proceeds. The impairment charges resulted in a reduction to the carrying amounts of the right-of-use assets, property and equipment, goodwill and other intangibles totaling $18 million, $23 million and $4 million, respectively, recorded in the Regional segment.
We acquired Former Caesars on July, 20, 2020 and allocated the total purchase consideration transferred to the identifiable assets acquired and liabilities assumed based on their respective fair values, including goodwill and indefinite-lived intangible assets, and therefore, the fair value of the Former Caesars reporting units and indefinite-lived intangible assets do not significantly exceed their respective carrying values. As of October 1, 2020, two other reporting units in the Regional Segment with goodwill totaling $208 million had fair values that did not significantly exceed their respective carrying values. To the extent gaming volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we may recognize further impairments, and such impairments could be material. See Note 7 for additional information.

Allowance for Doubtful Accounts - Gaming
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. As of December 31, 2020, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $14 million.
Self-Insurance Reserves
We are self-insured for various levels of general liability, employee medical insurance coverage and workers’ compensation coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. We utilize independent consultants to assist management in its determination of estimated insurance liabilities. While the total cost of claims incurred depends on future developments, in managements’ opinion, recorded reserves are adequate to cover future claims payments. Self-insurance reserves for employee medical claims and workers’ compensations are included in accrued payroll and related on the consolidated balance sheets. Self-insurance reserves for general liability claims are included in accrued other liabilities on the Consolidated Balance Sheets.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements. Our exposure to foreign exchange risk is primarily attributable to funds held in operating and escrow accounts which are denominated in British Pounds (GBP).
Interest Rate Risk
As of December 31, 2020, the face value of our long-term debt was $15.0 billion, including variable-rate long-term borrowings of $6.4 billion. No amounts were outstanding under our revolving credit facilities.
As a result of the Merger, we assumed Former Caesars’ interest rate swaps, of which seven interest rate swap agreements are currently in place to fix the interest rate on $2.3 billion of variable rate debt. As a result, net of these interest rate swaps, $4.1 billion of debt remains subject to variable interest rates, as of December 31, 2020, for the term of the agreements. See Note 12 for additional information. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense as settlements occur. Changes in the variable interest rates to be received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
We do not purchase or hold any derivative financial instruments for trading purposes.

The table below provides information as of December 31, 2020 about our financial instruments that are sensitive to changes in interest rates including the cash flows associated with amortization, the notional amounts of interest rate derivative instruments, and related weighted average interest rates. Principal amounts are used to calculate the payments to be exchanged under the related agreements and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2020 and should not be considered a predictor of actual future interest rates.

	Expected Maturity Date
(Dollars in millions)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$2	$2	$2	$317	$6,502	$1,843	$8,668	$9,179
Average interest rate	6.4%	6.4%	6.4%	6.5%	8.4%	8.1%	7.1%
Variable rate	$65	$65	$65	$4,436	$1,724	$—	$6,355	$6,287
Average interest rate	3.6%	3.6%	3.8%	6.4%	6.6%	—%	4.1%
Interest Rate Derivatives
Interest rate swaps
Variable to fixed (a)	$1,050	$1,250	$—	$—	$—	$—	$2,300
Average pay rate	2.7%	2.7%	—%	—%	—%	—%	2.7%
Average receive rate	1.3%	1.8%	—%	—%	—%	—%	1.5%
____________________
(a)These amounts represent the interest rate swap notional amounts that mature at the end of each respective year. See Note 12 for additional information.
As of December 31, 2020, borrowings outstanding under our credit facilities were variable-rate borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would change by $41 million based on gross amounts outstanding at December 31, 2020.
LIBOR is expected to be discontinued after 2021. The interest rate per annum applicable to loans under our credit facilities are, at our option, either LIBOR plus a margin or a base rate plus a margin. The credit facilities permit the administrative agent to select, in its reasonable discretion, an alternative base rate in the event that LIBOR is discontinued, but there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to continue monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Foreign Exchange Rate Risks
The Company entered into a foreign exchange forward contract to hedge the risk of appreciation of the GBP denominated purchase price related to William Hill. On October 9, 2020, the Company entered into a foreign exchange forward contract to purchase £536 million at a contracted exchange rate. As of December 31, 2020, the forward contract was valued at $40 million and was recorded in Other long-term assets. A corresponding unrealized gain of $40 million related to the change in fair value was recorded in the Other (loss) income in the Statement of Operations.
As of December 31, 2020, we held approximately $2.5 billion of cash, cash equivalents and restricted cash denominated in GBP. Although these funds are subject to changes in foreign exchange rates, such risk is expected to be mitigated as we anticipate using these funds for the purchase price of William Hill, which is also denominated in GBP.
Item 8.    Financial Statements and Supplementary Data.
Our consolidated financial statements and notes to consolidated financial statements, including the reports of Deloitte & Touche LLP and Ernst & Young LLP thereon, are included at pages 71 through 132 of this Annual Report on Form 10-K.
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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) for Caesars Entertainment, Inc. and its subsidiaries. This system is designed to provide reasonable assurance to the Company’s management regarding the reliability of financial reporting and preparation of consolidated financial statements for external purposes.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated and assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K Annual Report based upon the framework set forth in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation and assessment, management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
The Company completed its acquisition of Caesars Entertainment Corporation and changed its name to Caesars Entertainment, Inc. on July 20, 2020. Accordingly, the acquired assets and liabilities of Caesars Entertainment Corporation are included in our consolidated balance sheet as of December 31, 2020 and the results of its operations and cash flows are reported in our consolidated statement of operations and cash flows for the year ended December 31, 2020 from the date of acquisition. We are currently in the process of integrating policies, processes, information technology systems and other components of internal controls over financial reporting of the combined business. Management will continue to evaluate our internal control over financial reporting as we complete our integration. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, management has excluded Caesars Entertainment Corporation from its internal control assessment. Caesars Entertainment Corporation represents 34% of Caesars Entertainment, Inc.’s consolidated assets as of December 31, 2020, and 59% of Caesars Entertainment, Inc’s net revenue for the year ended December 31, 2020.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2020, as stated in its report which follows below.
Changes in Internal Control Over Financial Reporting
Except as noted below, during the quarter ended December 31, 2020, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On July 20, 2020, we completed the acquisition of Caesars Entertainment Corporation. See Part IV, Item 15, Notes to Consolidated Financial Statements, Note 3. Acquisitions, Purchase Price Accounting and Pro forma Information, for a discussion of the acquisition and related financial data. The Company is in the process of integrating Caesars Entertainment Corporation into our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Excluding the acquisition, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Caesars Entertainment, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Caesars Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Caesars Entertainment Corporation, which was acquired on July 20, 2020, and whose financial statements constitute 34% of total assets and 59% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Caesars Entertainment Corporation.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 26, 2021

Item 9B.    Other Information.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than April 30, 2021, pursuant to Regulation 14A under the Securities Act.
We have adopted a code of ethics and business conduct applicable to all directors and employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The code of business conduct and ethics is posted on our website, http://www.caesars.com/corporate (accessible through the “Governance” caption of the Investors page) and a printed copy will be delivered on request by writing to the Corporate Secretary at Caesars Entertainment, Inc., c/o Corporate Secretary, 100 West Liberty Street, 12th Floor, Reno, NV 89501. We intend to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of business conduct and ethics by posting such information on our website.
Item 11.    Executive Compensation.
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2021, pursuant to Regulation 14A under the Securities Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2021, pursuant to Regulation 14A under the Securities Act.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2021, pursuant to Regulation 14A under the Securities Act.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2021, pursuant to Regulation 14A under the Securities Act.

PART IV
Item 15.    Financial Statement Schedules.

(a)(i) Financial Statements
Included in Part II (Item 8) of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(a)(ii) Financial Statement Schedule
Schedule I—Condensed Financial Information of Registrant Parent Company Only as of December 31, 2020 and 2019 and for the Years Ended December 31, 2020, 2019, and 2018
We have omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.
(a)(iii) Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

2.1	Agreement and Plan of Merger, dated as of June 24, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	Previously filed on Form 8-K filed on June 25, 2019.

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	Previously filed on Form 8-K filed on August 16, 2019.

2.3	Agreement and Plan of Merger by and among Eldorado Resorts, Inc., Delta Merger Sub, Inc., GLP Capital, L.P. and Tropicana Entertainment Inc., dated as of April 15, 2018.	Previously filed on Form 8-K filed on April 16, 2018.

3.1	Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on July 21, 2020.

3.2	Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on July 21, 2020.

4.1	Description of Capital Stock	Filed herewith.

4.2	Indenture (6.25% CEI Senior Secured Notes due 2025) dated as of July 6, 2020, by and between Colt Merger Sub, Inc. and U.S. Bank National Association.	Previously filed on Form 8-K filed on July 7, 2020.

4.3
Supplemental Indenture, dated as of July 20, 2020, to Indenture (6.25% CEI Senior Secured Notes due 2025), dated as of July 6, 2020, by and among Colt Merger Sub, Inc., Eldorado Resorts, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association.
Previously filed on Form 8-K filed on July 21, 2020.

4.4	Indenture (8.125% CEI Senior Notes due 2027) dated as of July 6, 2020, by and between Colt Merger Sub, Inc. and U.S. Bank National Association.	Previously filed on Form 8-K filed on July 7, 2020.

4.5
Supplemental Indenture, dated as of July 20, 2020, to Indenture (8.125% CEI Senior Notes due 2027), dated as of July 6, 2020, by and among Colt Merger Sub, Inc., Eldorado Resorts, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association.
Previously filed on Form 8-K filed on July 21, 2020.

4.6	Indenture (5.75% CRC Secured Notes due 2025) dated as of July 6, 2020, by and between Colt Merger Sub, Inc. and U.S. Bank National Association.	Previously filed on Form 8-K filed on July 7, 2020.

4.7
Supplemental Indenture, dated as of July 20, 2020, to Indenture (5.75% CRC Secured Notes due 2025), dated as of July 6, 2020, by and among Colt Merger Sub, Inc., CRC Finco, Inc., Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, U.S. Bank National Association and Credit Suisse AG, Cayman Islands Branch.
Previously filed on Form 8-K filed on July 21, 2020.

4.8	Indenture (5.00% CEC Convertible Notes due 2024), dated as of October 6, 2017, between Caesars Entertainment Corporation and Delaware Trust Company, as trustee.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on October 13, 2017.

4.9	First Supplemental Indenture (5.00% CEC Convertible Notes due 2024), dated November 27, 2019 between Caesars Entertainment Corporation and Delaware Trust Company, as trustee.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on November 29, 2019.

4.10	Second Supplemental Indenture (5.00% CEC Convertible Notes due 2024), dated as of July 20, 2020, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Delaware Trust Company.	Previously filed on Form 8-K filed on July 21, 2020.

4.11	Indenture (5.25% CRC Notes due 2025), dated October 16, 2017, by and among CRC Escrow Issuer, LLC, CRC Finco, Inc. and Deutsche Bank Trust Company Americas, as trustee.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on October 16, 2017.

4.12
Supplemental Indenture (5.25% CRC Notes due 2025), dated December 22, 2017, by and among Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, CRC Finco, Inc. and Deutsche Bank Trust Company Americas, as trustee.
Previously filed on Form 8-K filed by Caesars Holdings, Inc. on December 22, 2017.

10.1	CPLV Lease (conformed through the Second Amendment), dated as of July 20, 2020, by and among CPLV Property Owner LLC, Desert Palace LLC and CEOC, LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.2	Third Amendment to CPLV Lease, dated as of September 30, 2020, by and among CPLV Property Owner LLC, Desert Palace LLC and CEOC, LLC.	Previously filed on Form 10-Q filed on November 9, 2020.

10.3	Fourth Amendment to CPLV Lease, dated as of November 18, 2020, by and among CPLV Property Owner LLC, Desert Palace LLC and CEOC, LLC.	Filed herewith.

10.4	Guaranty of Lease, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., CPLV Property Owner LLC and Claudine Propco LLC (CPLV).	Previously filed on Form 8-K filed on July 21, 2020.

10.5**	Non-CPLV Lease (conformed through the Fifth Amendment), dated as of July 20, 2020, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.6**	Sixth Amendment to Non-CPLV Lease, dated as of September 30, 2020, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	Previously filed on Form 10-Q filed on November 9, 2020.

Exhibit Number	Description of Exhibit	Method of Filing

10.7	Seventh Amendment to Non-CPLV Lease, dated as of November 18, 2020, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	Filed herewith.

10.8	Guaranty of Lease, dated as of July 20, 2020, by and among Eldorado Resorts, Inc. and the entities listed on Schedule A thereto (Non-CPLV).	Previously filed on Form 8-K filed on July 21, 2020.

10.9**	Second Amendment, dated as of July 20, 2020, to Lease (Joliet), dated as of October 7, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.	Previously filed on Form 8-K filed on July 21, 2020.

10.10**
Third Amendment to Lease (Joliet), dated as of September 30, 2020, to Lease (Joliet), dated as of October 7, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.
Previously filed on Form 10-Q filed on November 9, 2020.

10.11
Fourth Amendment to Lease (Joliet), dated as of November 18, 2020, to Lease (Joliet), dated as of October 7, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.
Filed herewith.

10.12	Guaranty of Lease, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and Harrah’s Joliet Landco LLC (Joliet).	Previously filed on Form 8-K filed on July 21, 2020.

10.13*	Right of First Refusal Agreement, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Las Vegas Strip).	Previously filed on Form 8-K filed on July 21, 2020.

10.14	Right of First Refusal Agreement, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Horseshoe Baltimore).	Previously filed on Form 8-K filed on July 21, 2020.

10.15
Second Amendment, dated as of July 20, 2020, to Golf Course Use Agreement, dated as of October 6, 2017, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC.
Previously filed on Form 8-K filed on July 21, 2020.

10.16*	Amended and Restated Put-Call Right Agreement, dated as of July 20, 2020, by and among Claudine Propco, LLC and Eastside Convention Center, LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.17*	Second Amended and Restated Put-Call Right Agreement entered into as of September 18, 2020 by and among Claudine Propco LLC and Caesars Convention Center Owner, LLC.	Previously filed on Form 8-K filed on September 18, 2020.

10.18*	Put-Call Right Agreement entered into as of July 20, 2020 by and between Centaur Propco LLC and Caesars Resort Collection, LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.19
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

10.20
Credit Agreement, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and U.S. Bank National Association, as collateral agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.21
Incremental Assumption Agreement No. 1, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.22
Credit Agreement, dated as of December 22, 2017, by and among Caesars Resort Collection, LLC, the other borrowers from time to time party thereto, the lenders party thereto, and Credit Suisse, AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed by Caesars Holdings, Inc. on December 22, 2017.

10.23
First Amendment to Credit Agreement, dated as of June 15, 2020, by and among Caesars Resort Collection, LLC, the subsidiary loan parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed by Caesars Holdings, Inc. on June 12, 2020.

10.24
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
Previously filed on Form 8-K filed on July 21, 2020.

10.26	Caesars Entertainment Corporation Amended and Restated Escrow Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on October 13, 2017.

10.27†	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	Previously filed on Form 10-Q filed by Caesars Holdings, Inc. on August 9, 2007.

Exhibit Number	Description of Exhibit	Method of Filing
10.28†	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	Previously filed on Form 10-Q filed by Caesars Holdings, Inc. on August 9, 2007.

10.29†	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	Previously filed on Form 10-Q filed by Caesars Holdings, Inc. on August 9, 2007.

10.30†	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	Previously filed on Form 10-Q filed by Caesars Holdings, Inc. on August 9, 2007.

10.31†	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on February 13, 2009.

10.32†
Second Amendment to the Amendment and Restatement of the Caesars Entertainment Corporation Executive Supplemental Savings Plan II (fka Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II), effective as of November 5, 2014.
Previously filed on Form 10-K filed by Caesars Holdings, Inc. on March 16, 2015.

10.33†
Caesars Entertainment Corporation Second Amended and Restated Executive Deferred Compensation Trust Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.
Previously filed on Form 8-K filed by Caesars Holdings, Inc. on October 13, 2017.

10.34	Trademark License Agreement, dated as of October 6, 2017, between Caesars License Company, LLC and Desert Palace LLC.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on October 13, 2017.

10.35	Amended and Restated Casino Operating Contract, dated April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on April 6, 2020.

10.36
First Amendment to the Amended and Restated Casino Operating Contract, made and entered into as of April 9, 2020, and made effective as of April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.
Previously filed on Form 8-K/A filed by Caesars Holdings, Inc. on April 14, 2020.

10.37†	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form S-1/A filed by Caesars Holdings, Inc. on February 2, 2012.

10.38†	Amendment No. 1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on July 25, 2012.

10.39†	Amendment No. 2 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on May 20, 2015.

10.40†	Amendment No. 3 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on May 20, 2016.

10.41†	Amendment No. 4 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form 10-Q filed by Caesars Holdings, Inc. on August 2, 2016.

10.42†	2010 Long-Term Incentive Plan.	Previously filed on Form 10-Q filed by MTR Gaming Group, Inc. on August 9, 2010.

10.43†	Isle of Capri Casinos, Inc. Second Amended and Restated 2009 Long-Term Stock Incentive Plan.	Previously filed on Form 8-K filed by Isle of Capri Casinos, Inc. on October 9, 2015.

10.44†	Isle of Capri Casino, Inc. Form of Non-Qualified Stock Option Agreement.	Previously filed on Form 10-K filed by Isle of Capri Casinos, Inc. on June 17, 2015.

10.45†	Caesars Entertainment Corporation 2017 Performance Incentive Plan.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on October 6, 2017.

Exhibit Number	Description of Exhibit	Method of Filing
10.46†	Amendment No. 1 to Caesars Entertainment Corporation 2017 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on April 6, 2018.

10.47†	Caesars Entertainment Corporation Executive Supplemental Savings Plan III.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on December 13, 2018.

10.48†	Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on December 13, 2018.

10.49†	Caesars Acquisition Company 2014 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Acquisition Company on April 16, 2014.

10.50†	Eldorado Resorts, Inc. Amended and Restated 2015 Equity Incentive Plan	Previously filed on Form S-8 POS filed on June 29, 2019.

10.51†	Form of Director Indemnification Agreement.	Previously filed on Form 10-Q filed on November 9, 2020.

10.52†	Form of Director Non-Deferred Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive	Previously filed on Form 10-K filed on February 28, 2020.

10.53†	Form of Restricted Stock Unit Award Agreement pursuant to the Amended & Restated 2015 Equity Incentive Plan.	Filed herewith.

10.54†	Form of Restricted Stock Unit Award Agreement Performance-Based (TSR) pursuant to the Amended & Restated 2015 Equity Incentive Plan.	Filed herewith.

10.55†	Form of Restricted Stock Unit Time-Based Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan.	Previously filed on Form 10-K filed on February 28, 2020.

10.56†	Form of Director Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan.	Previously filed on Registration Statement Form S-1 filed by Eldorado Resorts, Inc. June 14, 2015.

10.57†	Form of Performance Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan.	Previously filed on Form 10-K filed on March 1, 2019.

10.58	Registration Rights Agreement, dated as of May 1, 2017, by and among Eldorado Resorts, Inc., Recreational Enterprises, Inc., GFIL Holdings, LLC and certain of its affiliates.	Previously filed on Form 8-K filed on May 1, 2017.

10.59†	Executive Employment Agreement, dated as of February 1, 2019, by and between Eldorado Resorts, Inc. and Bret Yunker.	Previously filed on Form 8-K on February 5, 2019.

10.60†	Amended and Restated Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Gary Carano	Previously filed on Form 8-K on January 22, 2019.

10.61†	Amendment No. 1 to Amended and Restated Employment Agreement, dated September 28, 2018, by and between Gary Carano and Eldorado Resorts, Inc.	Previously filed on Form 8-K on October 1, 2018.

10.62†	Amended and Restated Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Thomas Reeg	Previously filed on Form 8-K filed on January 22, 2018.

10.63†	Amendment No. 1 to Amended and Restated Employment Agreement, dated September 28, 2018, by and between Thomas Reeg and Eldorado Resorts, Inc.	Previously filed on Form 8-K filed on October 1, 2018.

10.64†	Amended and Restated Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Anthony Carano	Previously filed on Form 8-K filed on January 22, 2018.

10.65†	Amendment No. 1 to Amended and Restated Employment Agreement, dated September 28, 2018, by and between Anthony Carano and Eldorado Resorts, Inc.	Previously filed on Form 8-K filed on October 1, 2018.

10.66†	Amended and Restated Executive Employment Agreement, dated as of January 17, 2018, by and between Eldorado Resorts, Inc. and Edmund L. Quatmann, Jr.	Previously filed on Form 10-K filed on February 27, 2018.

10.67
Amended and Restated Omnibus Amendment to Leases, dated as of October 27, 2020, by and among the entities listed on schedule A thereto, CPLV Property Owner LLC, Claudine Propco LLC, Harrah’s Joliet Landco LLC, CEOC, LLC, the entities listed on schedule B thereto, Desert Palace LLC, Harrah’s Las Vegas, LLC and Des Plaines Development Limited Partnership.
Previously filed on Form 10-Q filed on November 9, 2020.

Exhibit Number	Description of Exhibit	Method of Filing
10.68	Amended and Restated Master Lease, dated as of June 15, 2020, by and between Tropicana Entertainment, Inc. and GLP Capital L.P.	Previously filed on Form 8- K filed on June 15, 2020.

10.69w	UK Interim Facilities Agreement dates as of October 6, 2020, by and among a subsidiary of Caesars Entertainment, Inc.. Deutsche Bank AG. London Branch and JPMorgan Chase Bank, N.A., as arrangers.	Previously filed on Form 8-K on October 8, 2020.

14	Code of Ethics and Business Conduct	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

23.2	Consent of Ernst & Young LLP	Filed herewith.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

99.1	Gaming and Regulatory Overview	Filed herewith.

99.2	Financial Information of Caesars Resort Collection, LLC	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.
______________________

†	Denotes a management contract or compensatory plan or arrangement.
*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) not material and (ii) could be competitively harmful if publicly disclosed.
w	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

	By:	/s/ Thomas R. Reeg
Dated: February 26, 2021		Thomas R. Reeg Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Reeg	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2021
Thomas R. Reeg

/s/ Bret Yunker	Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Bret Yunker

/s/ Stephanie D. Lepori	Chief Administrative and Accounting Officer (Principal Accounting Officer)	February 26, 2021
Stephanie D. Lepori

/s/ Gary L. Carano	Executive Chairman of the Board	February 26, 2021
Gary L. Carano

/s/ Bonnie Biumi	Director	February 26, 2021
Bonnie Biumi

/s/ Jan Jones Blackhurst	Director	February 26, 2021
Jan Jones Blackhurst

/s/ Frank J. Fahrenkopf Jr.	Director	February 26, 2021
Frank J. Fahrenkopf Jr.

/s/ Don Kornstein	Director	February 26, 2021
Don Kornstein

/s/ Courtney Mather	Director	February 26, 2021
Courtney Mather

/s/ Michael E. Pegram	Director	February 26, 2021
Michael E. Pegram

/s/ David P. Tomick	Director	February 26, 2021
David P. Tomick

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
CAESARS ENTERTAINMENT, INC.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Caesars Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Caesars Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statement of operations, comprehensive (loss) income, stockholders’ equity, and cash flow for the year ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flow for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Merger with Caesars Entertainment Corporation – Refer to Note 3 to the Financial Statements
Critical Audit Matter Description
On July 20, 2020, the Company completed the acquisition of Caesars Entertainment Corporation (“Former Caesars”) for total purchase consideration of $10.9 billion. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the total purchase consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on their respective fair values, which included $3.4 billion of intangible assets and $8.9 billion of goodwill that was assigned to the Former Caesars reporting units.

The Company used various income approaches to determine the fair value of the acquired intangible assets and reporting units that were assigned goodwill. These income approaches required management to make significant assumptions and estimates around expected cash flows and projected financial results related to revenues and EBITDA giving effect to expected changes in operating results in future years (collectively the “forecasts”) as well as the selection of discount rates. The forecasts and selection of discount rates included assumptions and estimates around the impact of the COVID-19 public health emergency (“COVID-19”) and the realization of significant identified synergies. Changes in these assumptions and estimates could have a significant impact on the fair value of the intangible assets and reporting units that were assigned goodwill. Therefore, auditing the forecasts and the selection of discount rates involved a higher degree of auditor judgment and subjectivity as well as an increased level of audit effort, including the involvement of valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts and the selection of discount rates used by management to determine the fair value of the acquired intangible assets and the reporting units that were assigned goodwill included the following:

•We tested the effectiveness of the Company’s internal controls over the forecasts and the selection of discount rates.

•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•We evaluated the assumptions and estimates included in the forecasts by: 1) comparing the forecasts to information included in the Company’s communications to the Board of Directors, earnings and press releases, gaming industry reports, investor presentations, and analyst reports for the Company and certain of its peer companies; 2) comparing estimated competitive impacts with historical competitive impacts experienced; 3) assessing the impact of COVID-19 relative to published economic, governmental, and gaming and travel industry expectations; and 4) conducting inquiries with property management.

•We evaluated management’s ability to accurately estimate the identified synergies by comparing the estimated synergies to actual synergies realized in historical acquisitions completed by the Company.

•With the assistance of our valuation specialists, we evaluated the discount rates selected by management, including assessing the impact of the uncertainty in the forecasts, testing the market-based source information underlying the selection of the discount rates and the mathematical accuracy of the discount rate calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

Goodwill and Intangible Assets – Refer to Note 7 to the Financial Statements

Critical Audit Matter Description

The Company’s goodwill and indefinite-lived intangible assets balances were $9.7 billion and $3.8 billion, respectively, as of December 31, 2020. The Company performed its annual goodwill and indefinite-lived intangible asset impairment analysis as of October 1, 2020. The Company acquired Former Caesars on July, 20, 2020 and allocated the total purchase consideration transferred to the identifiable assets acquired and liabilities assumed based on their respective fair values, including goodwill and indefinite-lived intangible assets, and therefore, the fair value of the Former Caesars reporting units and indefinite-lived intangible assets do not significantly exceed their respective carrying values. As of October 1, 2020 two of the Company’s other reporting units in the Regional Segment with goodwill totaling $208 million had fair values that did not significantly exceed their respective carrying values. Additionally, for the year ended December 31, 2020 the Company recorded $100 million of goodwill impairments related to five other reporting units in the Regional Segment and $22 million of indefinite-lived intangible asset impairments related to tradenames.

The Company’s evaluation of goodwill and indefinite-lived intangible assets for impairment involves the comparison of the fair value of each reporting unit and indefinite-lived intangible asset to its respective carrying value. The Company determines the fair value of its reporting units based on a combination of EBITDA, valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. The Company determines the fair value of its indefinite-lived intangible assets using either the relief from royalty method or the excess earnings method under the income approach.

The determination of fair value of its reporting units and indefinite-lived intangible assets requires management to make significant assumptions and estimates around the forecasts as well as the selection of discount rates and valuation multiples. Changes in these estimates could have a significant impact on the fair value of the Company’s reporting units and intangible assets and the amount of goodwill or indefinite-lived intangible asset impairments, if any.

The forecasts and the selection of discount rates and valuation multiples used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets involved significant assumptions and estimates around the impact of COVID-19 and the realization of significant identified synergies. Therefore, auditing the forecasts and the selection of discount rates and valuation multiples involved a higher degree of auditor judgment and subjectivity as well as an increased level of audit effort, including the involvement of valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts and the selection of discount rates and valuation multiples used by management to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets included the following:

•We tested the effectiveness of the Company’s internal controls over the forecasts and the selection of discount rates and valuation multiples.

•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•We evaluated the assumptions and estimates included in management’s forecasts by: 1) evaluating the impact of qualitative and quantitative factors to the impairment conclusions for the Former Caesars reporting units and indefinite-lived intangible assets subsequent to the acquisition date; 2) comparing the forecasts to information included in the Company’s communications to the Board of Directors, earnings and press releases, gaming industry reports, investor presentations, and analyst reports for the Company and certain of its peer companies; 3) comparing estimated competitive impacts with historical competitive impacts experienced; 4) assessing the impact of COVID-19 relative to published economic, governmental, and gaming and travel industry expectations; and 5) conducting inquiries with property management.

•We evaluated management’s ability to accurately estimate the identified synergies by comparing the estimated synergies to actual synergies realized in historical acquisitions completed by the Company.

•With the assistance of our valuation specialists, we evaluated the discount rates and valuation multiples selected by management, including assessing the impact of the uncertainty in the forecasts on the discount rates and valuation multiples, testing the market-based source information underlying the selection of both the discount rates and valuation multiples and the mathematical accuracy of the discount rate and valuation multiple calculations, and developing a range of independent estimates and comparing those to the discount rates and valuation multiples selected by management.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 26, 2021
We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Caesars Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Caesars Entertainment, Inc., (formerly Eldorado Resorts Inc.) (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (a)(ii) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2011 to 2020.
Las Vegas, Nevada
February 27, 2020

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in millions)	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,758	$206
Restricted cash and investments	2,021	4
Accounts receivable, net	338	54
Due from affiliates	44	4
Inventories	44	18
Prepayments and other current assets	250	66
Assets held for sale ($130 and $0 attributable to our VIEs)	2,212	253
Total current assets	6,667	605
Investments in and advances to unconsolidated affiliates	173	136
Property and equipment, net	14,333	2,615
Gaming licenses and other intangibles, net	4,253	1,111
Goodwill	9,723	910
Other assets, net	1,236	264
Total assets	$36,385	$5,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$67	$246
Accounts payable	165	62
Accrued interest	229	36
Accrued other liabilities	1,239	307
Liabilities related to assets held for sale ($130 and $0 attributable to our VIEs)	885	37
Total current liabilities	2,585	688
Long-term financing obligation	12,295	971
Long-term debt, less current portion	14,073	2,325
Deferred income taxes	1,166	197
Other long-term liabilities	1,232	343
Total liabilities	31,351	4,524
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Common stock, 300,000,000 shares authorized, 208,049,417 and 77,569,117 issued and outstanding, net of treasury shares, par value $0.00001 as of December 31, 2020 and December 31, 2019, respectively	—	—
Paid-in capital	6,382	760
(Accumulated deficit) Retained earnings	(1,391)	366
Treasury stock at cost, 223,823 shares held at December 31, 2020 and 2019	(9)	(9)
Accumulated other comprehensive income	34	—
Caesars stockholders' equity	5,016	1,117
Noncontrolling interests	18	—
Total stockholders’ equity	5,034	1,117
Total liabilities and stockholders’ equity	$36,385	$5,641

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions, except per share data)	2020	2019	2018
REVENUES:
Casino and pari-mutuel commissions	$2,337	$1,808	$1,553
Food and beverage	337	301	247
Hotel	450	300	184
Other	350	119	72
Net revenues	3,474	2,528	2,056
EXPENSES:
Casino and pari-mutuel commissions	1,197	905	824
Food and beverage	261	239	203
Hotel	170	99	65
Other	140	46	39
General and administrative	882	503	381
Corporate	195	66	46
Impairment charges	215	1	14
Depreciation and amortization	583	222	157
Transaction costs and other operating costs	268	37	17
Total operating expenses	3,911	2,118	1,746
Operating (loss) income	(437)	410	310
OTHER EXPENSE:
Interest expense, net	(1,174)	(286)	(172)
Loss on extinguishment of debt	(197)	(8)	—
Other (loss) income	176	9	(3)
Total other expense	(1,195)	(285)	(175)
(Loss) income from continuing operations before income taxes	(1,632)	125	135
Provision for income taxes	(126)	(44)	(40)
Net (loss) income from continuing operations, net of income taxes	(1,758)	81	95
Discontinued operations, net of income taxes	—	—	—
Net (loss) income	(1,758)	81	95
Net loss attributable to noncontrolling interests	1	—	—
Net (loss) income attributable to Caesars	$(1,757)	$81	$95
Net (loss) income per share - basic and diluted:
Basic (loss) income per share	$(13.50)	$1.04	$1.23
Diluted (loss) income per share	$(13.50)	$1.03	$1.22
Weighted average basic shares outstanding	130	78	77
Weighted average diluted shares outstanding	130	79	78

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
(In millions)	2020	2019	2018
Net (loss) income	$(1,758)	$81	$95
Foreign currency translation adjustments	9	—	—
Change in fair market value of interest rate swaps, net of tax	26	—	—
Other comprehensive income, net of tax	35	—	—
Comprehensive (loss) income	(1,723)	81	95
Amounts attributable to noncontrolling interests:
Net loss (income) attributable to noncontrolling interests	1	—	—
Foreign currency translation adjustments	(1)	—	—
Comprehensive loss (income) attributable to noncontrolling interests	—	—	—
Comprehensive (loss) income attributable to Caesars	$(1,723)	$81	$95

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Caesars Stockholders' Equity
	Common Stock					Treasury Stock
(In millions)	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Amount	Noncontrolling interests	Total Stockholders' Equity
Balance, January 1, 2018	76	$—	$747	$195	$—	$—	$—	$942
Issuance of restricted stock units	1	—	13	—	—	—	—	13
Purchase of treasury shares	—	—	—	—	—	(9)	—	(9)
Net income	—	—	—	95	—	—	—	95
Shares withheld related to net share settlement of stock awards	—	—	(12)	—	—	—	—	(12)
Balance, December 31, 2018	77	—	748	290	—	(9)	—	1,029
Cumulative change in accounting principle, net of tax	—	—	—	(5)	—	—	—	(5)
Issuance of restricted stock units	1	—	20	—	—	—	—	20
Net income	—	—	—	81	—	—	—	81
Shares withheld related to net share settlement of stock awards	—	—	(8)	—	—	—	—	(8)
Balance, December 31, 2019	78	—	760	366	—	(9)	—	1,117
Issuance of restricted stock units	1	—	72	—	—	—	—	72
Issuance of common stock, net	67	—	3,172	—	—	—	—	3,172
Net loss	—	—	—	(1,757)	—	—	(1)	(1,758)
Shares issued to Former Caesars shareholders	62	—	2,381	—	—	—	—	2,381
Former Caesars replacement awards	—	—	24	—	—	—	—	24
Other comprehensive income, net of tax	—	—	—	—	34	—	1	35
Shares withheld related to net share settlement of stock awards	—	—	(16)	—	—	—	—	(16)
Acquired noncontrolling interests	—	—	(18)	—	—	—	18	—
Other	—	—	7	—	—	—	—	7
Balance, December 31, 2020	208	$—	$6,382	$(1,391)	$34	$(9)	$18	$5,034

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,758)	$81	$95
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	583	222	157
Amortization of deferred financing costs, discount and debt premium	156	18	8
Provision for doubtful accounts	29	1	2
Deferred revenue	(11)	(7)	—
Loss on extinguishment of debt	197	8	—
Non-cash lease amortization	14	3	1
Unrealized (gain) loss on restricted investment	(34)	(9)	3
Stock compensation expense	78	20	13
Loss (gain) on sale of businesses and disposal of property and equipment	(7)	(50)	1
Impairment charges	215	1	14
(Benefit) provision for deferred income taxes	176	(2)	34
Change in fair value of derivative	(9)	—	—
Foreign currency transaction gain	(129)	—	—
Other non-cash adjustments to net (loss) income	(1)	3	(1)
Change in operating assets and liabilities:
Accounts receivable	(70)	5	6
Prepaid expenses and other assets	6	10	—
Income taxes (receivable) payable	(40)	(22)	7
Accounts payable, accrued expenses and other liabilities	27	31	(17)
Other	(4)	—	—
Net cash (used in) provided by operating activities	(582)	313	323

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(163)	(171)	(147)
Former Caesars acquisition, net of cash acquired	(6,394)	—	—
Acquisition of gaming rights	(35)	—	—
Purchase of restricted investments	—	—	(8)
Proceeds from sale of businesses, property and equipment, net of cash sold	366	536	1
Proceeds from the sale of investments	25	5	—
Net cash used in business combinations	—	—	(1,113)
Proceeds from insurance related to property damage	17	—	—
Investments in unconsolidated affiliates	(1)	(1)	(1)
Other	6	—	—
Net cash (used in) provided by investing activities	(6,179)	369	(1,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	9,765	33	1,161
Repayments of long-term debt and revolving credit facilities	(3,742)	(736)	(70)
Proceeds from sale-leaseback financing arrangement	3,224	—	—
Financing obligation payments	(49)	—	—
Debt issuance and extinguishment costs	(356)	(1)	(26)
Proceeds from issuance of common stock	2,718	—	—
Cash paid to settle convertible notes	(903)	—	—
Taxes paid related to net share settlement of equity awards	(16)	(8)	(12)
Purchase of treasury stock	—	—	(9)
Net cash (used in) provided by financing activities	10,641	(712)	1,044

	Years Ended December 31,
(In millions)	2020	2019	2018
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	11	—	—
Cash flows from investing activities	(6)	—	—
Net cash from discontinued operations	5	—	—
Change in cash, cash equivalents, and restricted cash classified as assets held for sale	(15)	—	—
Effect of foreign currency exchange rates on cash	129	—	—
Increase (decrease) in cash, cash equivalents and restricted cash	3,999	(30)	99
Cash, cash equivalents and restricted cash, beginning of period	217	247	148
Cash, cash equivalents and restricted cash, end of period	$4,216	$217	$247

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,758	$206	$231
Restricted cash	2,021	4	9
Restricted and escrow cash included in other noncurrent assets	437	7	7
Total cash, cash equivalents and restricted cash	$4,216	$217	$247

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$892	$277	$166
Income taxes (refunded) paid, net	(7)	51	(4)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	40	11	12
Exchange for sale-leaseback financing obligation	246	—	—
Shares issued to settle convertible notes	454	—	—
Shares issued to Former Caesars shareholders	2,381	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements include the accounts of Caesars Entertainment, Inc., a Delaware corporation formerly known as Eldorado Resorts, Inc. (“ERI” or “Eldorado”), and its consolidated subsidiaries which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us” within these financial statements.
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included herein.
Note 1. Organization and Basis of Presentation
Organization
The Company is a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. The Company partnered with MGM Resorts International to build Silver Legacy Resort Casino (“Silver Legacy”) in Reno, Nevada in 1993 and, beginning in 2005, grew through a series of acquisitions, including the acquisition of Eldorado Resort Casino Shreveport (“Eldorado Shreveport”) in 2005, MTR Gaming Group, Inc. in 2014, Circus Circus Reno and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International in 2015, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Grand Victoria Casino (“Elgin”) and Tropicana Entertainment, Inc. (“Tropicana”) in 2018.
On July 20, 2020, the Company completed the merger with Caesars Entertainment Corporation (“Former Caesars”) pursuant to which Former Caesars became a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company currently owns, leases or manages an aggregate of 54 domestic properties in 16 states with approximately 54,600 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 3,200 table games and approximately 47,700 hotel rooms as of December 31, 2020. We also have international operations in five countries outside of the U.S. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Upon completion of our previously announced sales, or expected sales of certain gaming properties, we expect to continue to own, lease or manage 48 properties. See Note 19. The Company’s primary source of revenue is generated by gaming operations, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to its properties.
In connection with the Merger, Caesars Entertainment Corporation changed its name to “Caesars Holdings, Inc.” and Eldorado Resorts, Inc. converted into a Delaware corporation and changed its name to “Caesars Entertainment, Inc.” In addition, effective as of July 21, 2020 the Company’s ticker symbol on the NASDAQ Stock Market changed from “ERI” to “CZR”. In connection with the Merger, the Company also entered into a Master Transaction Agreement (the “MTA”) with VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to which, among other things, the Company agreed to consummate certain sale and leaseback transactions and amend certain lease agreements with VICI and/or its affiliates, with respect to certain property described in the MTA. See Note 3 for further discussion of the Merger and related transactions.
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
On July 1, 2020, the Company completed the sales of Isle of Capri Casino Kansas City (“Kansas City”) and Lady Luck Casino Vicksburg (“Vicksburg”). On September 30, 2020, the Company completed the sale of Harrah’s Reno.
On April 24, 2020, the Company entered into a definitive purchase agreement with Twin River Worldwide Holdings, Inc. (“Twin River” or subsequently, “Bally’s Corporation”) and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Resort Casino Shreveport (“Eldorado Shreveport”) and MontBleu Casino Resort & Spa (“MontBleu”), for aggregate consideration of $155 million, subject to a customary working capital adjustment. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. The sale of Eldorado Shreveport closed on December 23, 2020 for $140 million, subject to a customary working capital adjustment, and the sale of MontBleu is expected to close in the first half of 2021.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On September 3, 2020, the Company and VICI entered into an agreement to sell Harrah’s Louisiana Downs Casino, Racing & Entertainment (“Harrah’s Louisiana Downs”) to Rubico Acquisition Corp. for $22 million, subject to a customary working capital adjustment, which proceeds will be split between the Company and VICI. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the first half of 2021.
In connection with its review of the Merger, the Indiana Gaming Commission determined on July 16, 2020 that, as a condition to their approval of the Merger, the Company is required to enter into agreements to divest of three properties within the state of Indiana in order to avoid undue economic concentration. As discussed below, the Company has entered into agreements to sell Tropicana Evansville (“Evansville”) and Caesars Southern Indiana. The Company plans to enter into an agreement to divest Horseshoe Hammond prior to December 31, 2021, as the deadline was extended by the Indiana Gaming Commission.
On October 27, 2020, the Company entered into an agreement to sell Evansville to GLPI and Twin River for $480 million in cash, subject to a customary working capital adjustment. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in mid-2021.
Also on October 27, 2020, in conjunction with the execution of the agreement to sell Evansville, the Company’s subsidiaries, Isle Casino Bettendorf and Isle Casino Hotel Waterloo (collectively, the “Exchanging Subsidiaries”), entered into an Exchange Agreement with GLPI pursuant to which the Exchanging Subsidiaries agreed to transfer the real estate relating to the Isle Casino Bettendorf and Isle Casino Hotel Waterloo to GLPI in exchange for the real estate relating to Evansville. The exchange transaction closed on December 18, 2020 and as a result of the lease being classified as a financing obligation the exchange was accounted for as a debt modification. As a result of the exchange, the real estate relating to Evansville was removed from the master lease with GLPI that we entered into in connection with the acquisition of Tropicana (the “GLPI Master Lease”) and the real estate relating to Isle Casino Bettendorf and Isle Casino Hotel Waterloo is now subject to the GLPI Master Lease.
On November 18, 2020, the sale of Bally's Atlantic City to Bally’s Corporation was completed for $25 million, of which, we received 25% and VICI received 75%. In addition, on October 9, 2020, we reached an agreement to sell the Bally’s brand to Bally’s Corporation for $20 million, while retaining the right to use the brand within Bally’s Las Vegas into perpetuity. Caesars agreed to reimburse Bally’s Corporation $30 million for capital expenditures required at Bally’s Atlantic City and recorded a liability within Accrued other liabilities and recorded a charge to Discontinued operations, net of income taxes. Our commitment will be satisfied by adjusting obligations under certain sportsbook operating agreements between Bally’s Corporation and the Company following our expected acquisition of William Hill.
On December 1, 2020, the Company entered into an agreement to sell the Belle of Baton Rouge (“Baton Rouge”) to CQ Holding Company, Inc. Pursuant to the terms of the GLPI Master Lease, Baton Rouge will be removed from the GLPI Master Lease, and the rent payments to GLPI will remain unchanged. GLPI will retain ownership of the real estate of Baton Rouge. The transaction is expected to close in mid-2021 and is subject to regulatory approvals and other customary closing conditions.
On December 24, 2020, the Company entered into agreement to sell Caesars Southern Indiana to Eastern Band of Cherokee Indians (“EBCI”) for $250 million, subject to a customary working capital adjustment. Caesar’s annual payments to VICI under the Regional Lease (as defined below) will decline by $33 million upon closing of the transaction. Additionally, effective as of the closing of the transaction, Caesars and EBCI will enter into a long-term agreement for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the third quarter of 2021.
Former Caesars properties, including Harrah’s Louisiana Downs, Caesars Southern Indiana, Horseshoe Hammond, Harrah’s Reno, Caesars UK group, including Emerald Resort & Casino, and Bally’s Atlantic City, have met held for sale criteria as of the date of the closing of the Merger. The sales of these properties have or are expected to close within one year from the date of the closing of the Merger and the properties are classified as discontinued operations.
Proposed Acquisition of William Hill
The Company has entered into agreements, which became effective January 29, 2019, with William Hill plc and William Hill U.S. Holdco, Inc. (“William Hill US”), its U.S. subsidiary (together, “William Hill”) which granted to William Hill the right to conduct betting activities, including operating certain of our sportsbooks, in retail channels under certain skins (described below) for online channels with respect to the Company’s current and future properties, and conduct certain real money online gaming activities. The Company received a 20% ownership interest in William Hill US as well as 13 million ordinary shares of William Hill plc, which carry certain time restrictions on when they can be sold. See Note 5 related to the investments in William Hill. Additionally, the Company receives a profit share from the operations of sports betting and other gaming activities associated with the Company’s properties.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On September 30, 2020, the Company announced that it had reached an agreement with William Hill plc on the terms of a recommended cash acquisition pursuant to which the Company would acquire the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill plc, in an all-cash transaction of approximately £2.9 billion, or $3.7 billion. To provide liquidity to fund the cash purchase price for the proposed acquisition, the Company entered into various financing transactions. On September 25, 2020, the Company borrowed $900 million under the CEI Revolving Credit Facility (defined below), which was fully repaid in October 2020. See Note 12. On October 1, 2020, the Company raised approximately $1.9 billion through a public offering of Company Common Stock, which was deposited into an escrow account. As of December 31, 2020, these funds in escrow were classified as restricted cash and will remain restricted until the proposed acquisition of William Hill plc closes. See Note 15. In order to manage the risk of appreciation of the GBP denominated purchase price the Company has entered into a foreign exchange forward contract. See Note 8.
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
Pending negotiation of the loan agreement for the Debt Financing, on October 6, 2020, a newly formed subsidiary of the Company entered into a £1.5 billion interim facilities agreement (the “Interim Facilities Agreement”) with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A. to provide: (a) a 90-day £1.0 billion interim asset sale bridge facility and (b) a 90-day £503 million interim cash confirmation bridge facility, which agreement will be terminated upon the execution of the loan agreement for the Debt Financing.
The transaction is conditioned on, among other things, the approval of William Hill plc shareholders, which was received on November 19, 2020, and receipt of required regulatory approvals. On December 28, 2020, we obtained the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) relating to the proposed combination with William Hill plc. A final UK court hearing is scheduled for the last week of March 2021 and we expect to close the acquisition shortly thereafter.
Basis of Presentation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Management believes the accounting estimates are appropriate and reasonably determined. Actual amounts could differ from those estimates.
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Merger, our principal operating activities occurred in five geographic regions and reportable segments: West, Midwest, South, East and Central, in addition to Corporate and Other. Following the Merger, the Company’s principal operating activities occur in three regionally-focused reportable segments. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars: (1) Las Vegas, (2) Regional, and (3) Managed, International, CIE, in addition to Corporate and Other. See Note 19 for a listing of properties included in each segment.
The presentation of financial information herein for the period after the Company’s acquisition of Former Caesars on July 20, 2020 is not fully comparable to the periods prior to the acquisition. In addition, the presentation of financial information herein for the periods after the Company’s sales of various properties are not fully comparable to the periods prior to their respective sale dates. See Note 4 for details.
Consolidation of Subsidiaries and Variable Interest Entities
Our consolidated financial statements include the accounts of Caesars and its subsidiaries after elimination of all intercompany accounts and transactions. All significant intercompany transactions have been eliminated in consolidation.
We consolidate all subsidiaries in which we have a controlling financial interest and VIEs for which we or one of our consolidated subsidiaries is the primary beneficiary. Control generally equates to ownership percentage, whereby (i) affiliates

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Consolidation of Korea Joint Venture
The Company has a joint venture to acquire, develop, own, and operate a casino resort project in Incheon, South Korea (the “Korea JV”). We determined that the Korea JV is a VIE and the Company is the primary beneficiary, and therefore, we consolidate the Korea JV into our financial statements. As of December 31, 2020, the assets and liabilities of the Korea JV were classified as held for sale. The sale subsequently closed on January 21, 2021. See Note 4.
Recent Developments Related to COVID-19
In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and has since spread throughout much of the world, including the United States. All of the Company’s casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of the COVID-19 public health emergency. On May 15, 2020, the Company began reopening properties and has resumed certain operations at substantially all of our properties as of December 31, 2020, with the exception of additional temporary closures of Caesars Windsor, Harrah’s Philadelphia, and our properties in Illinois. Subsequently, Harrah’s Philadelphia and our properties in Illinois have reopened. The COVID-19 public health emergency has had a material adverse effect on the Company’s business, financial condition and results of operations for the year ended December 31, 2020. The Company continued to pay its full-time employees through April 10, 2020, including tips and tokens. Effective April 11, 2020, the Company furloughed approximately 90% of its employees, implemented salary reductions and committed to continue to provide benefits to its employees during the duration of their respective furlough period. A portion of the Company’s workforce has returned to service as the properties have resumed with limited capacities and in compliance with operating restrictions imposed by governmental or tribal orders, directives, and guidelines. Due to a triggering event resulting from the COVID-19 public health emergency, the Company recognized impairment charges related to goodwill and trade names during the year ended December 31, 2020. See Note 7 for details.
Due to the impact of the ongoing COVID-19 public health emergency on the Company’s results of operations, in June 2020 the Company obtained waivers on the financial covenants in its Former Caesars credit facility agreement and the GLPI Master Lease. In addition, Former Caesars obtained a waiver of the financial covenant in the credit agreement by and among Caesars Resort Collection, LLC and the lenders thereunder (the “CRC Credit Agreement”). Furthermore, the Company obtained waivers from VICI in relation to annual capital expenditure requirements for 2020. See Note 12 for details.
The extent of the ongoing and future effects of the COVID-19 public health emergency on the Company’s business and the casino resort industry generally is uncertain, but the Company expects that it will continue to have a significant impact on its business, results of operations and financial condition. The extent and duration of the impact of COVID-19 will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak, restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders or additional restrictions in response to continued developments with the COVID-19 public health emergency, the Company’s ability to adapt to evolving operating procedures, the impact on consumer demand and discretionary spending, the length of time it takes for demand to return, the efficacy and availability of vaccines and the Company’s ability to adjust its cost structures for the duration of the outbreak’s effect on its operations.
Note 2. Summary of Significant Accounting Policies
Additional significant accounting policy disclosures are provided within the applicable notes to the Financial Statements.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Cash and Investments. The significant portion of our restricted cash relates to $1.9 billion, which was primarily raised from the proceeds of our sale of common stock to fund a portion of the purchase price for the proposed acquisition of William Hill (See Note 1). Restricted cash also includes certificates of deposit and cash restricted under certain operating agreements or restricted for future capital expenditures in the normal course of business.
Investments consist primarily of debt and equity securities, held by the Company’s captive insurance subsidiaries, which are regularly purchased with the intention to resell in the short term. Restricted investments include shares acquired in conjunction with the Company’s sports betting agreements with William Hill that contain restrictions related to the ability to liquidate shares within a specified timeframe. The trading securities are carried at fair value with changes in fair value recognized in current period income (See Note 8).
Advertising. Advertising costs are expensed in the period the advertising initially takes place and are included in marketing and promotions expenses within operating expenses. Advertising costs included in marketing and promotion expenses were $64 million, $29 million and $34 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the current period presentation. Marketing and promotions expense previously disclosed for the years ended December 31, 2019 and 2018 has been reclassified to Casino and pari-mutuel commissions expense and General and administrative expense based on the nature of the expense.
Recently Issued Accounting Pronouncements
Pronouncements Implemented in 2020
In June 2016 (modified in November 2018), the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses related to the timing of recognizing impairment losses on financial assets. The new guidance lowers the threshold on when losses are incurred, from a determination that a loss is probable to a determination that a loss is expected. The guidance is effective for interim and annual periods beginning after December 15, 2019. Adoption of the guidance required a modified-retrospective approach and a cumulative adjustment to retained earnings to the first reporting period that the update is effective. The Company adopted the new guidance on January 1, 2020. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
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
In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General. This amendment improves disclosures over defined benefit plans and is effective for interim and annual periods ending after December 15, 2020 with early adoption allowed. The Company adopted the new guidance on January 1, 2021, which did not have a material impact on the Company’s Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This amendment modifies accounting guidelines for income taxes and is effective for annual and interim periods beginning after December 15, 2020 with early adoption allowed. We adopted the new guidance during the fourth quarter of 2020 on a prospective basis for each topic applicable to the Company, with the exception of amendments related to entities not subject to tax, which was applied retrospectively. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Pronouncements to Be Implemented in Future Periods
In March 2020, the FASB issued ASU 2020-04 (amended through January 2021), Reference Rate Reform. The amendments in this update are intended to provide relief to the companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform on a prospective basis. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The adoption of, and future elections under, ASU 2020-04 are not expected to have a material impact on our Consolidated Financial Statements as the standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. The amendments in this update are effective as of March 12, 2020 and companies may elect to apply the amendments prospectively through December 31, 2022. The Company has not yet adopted this new guidance as of December 31, 2020 and is evaluating the qualitative and quantitative effect the new guidance will have on its Consolidated Financial Statements.
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
Note 3. Acquisitions, Purchase Price Accounting and Pro forma Information
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Preliminary Purchase Price Allocation
The fair values are based on management’s analysis including preliminary work performed by third party valuation specialists, which are subject to finalization over the one-year measurement period. The purchase price accounting for Former Caesars is preliminary as it relates to determining the fair value of certain assets and liabilities, including goodwill, and is subject to change. The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Former Caesars, with the excess recorded as goodwill as of December 31, 2020:

(In millions)	Fair Value
Current and other assets	$4,149
Property and equipment	12,691
Goodwill	8,922
Intangible assets (a)	3,364
Other noncurrent assets	676
Total assets	$29,802

Current liabilities	$1,836
Financing obligation	8,149
Long-term debt	6,591
Noncurrent liabilities	2,333
Total liabilities	18,909
Noncontrolling interests	18
Net assets acquired	$10,875
____________________
(a)Intangible assets consist of gaming licenses valued at $388 million, trade names valued at $2.1 billion, the Caesars Rewards programs valued at $523 million and customer relationships valued at $403 million.
As noted above, the preliminary purchase price allocation is subject to a measurement period and has since been revised during the fourth quarter ended December 31, 2020, from our initial estimates. The net impact of these changes in our initial valuations was a $273 million increase to goodwill. Changes included a $115 million decrease to current and other assets, a $39 million decrease in property and equipment, a $185 million decrease in intangible assets, and an $8 million decrease in other noncurrent assets. Additionally, current liabilities were decreased by $60 million, the assumed financing obligation was increased by $15 million and noncurrent liabilities were decreased by $29 million. The effect of these revisions during the fourth quarter did not have a material impact on our Statement of operations.
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
Trade receivables and payables and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the Former Caesars acquisition date. Assets and liabilities held for sale are recorded at fair value, less costs to sell, based on the agreements reached as of the acquisition date, or an income approach.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Customer relationships are valued using an income approach, comparing the prospective cash flows with and without the customer relationships in place to estimate the fair value of the customer relationships, with the fair value assumed to be equal to the discounted cash flows of the business that would be lost if the customer relationships were not in place and needed to be replaced. We estimate the useful life of these customer relationships to be approximately seven years.
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
Goodwill is the result of expected synergies from the operations of the combined company and the assembled workforce of Former Caesars. The final assignment of goodwill to reporting units has not been completed. The goodwill acquired will not generate amortization deductions for income tax purposes.
The fair value of long-term debt has been calculated based on market quotes. The fair value of the financing obligations were calculated as the net present value of both the fixed base rent payments and the forecasted variable payments plus the expected residual value of the land and building returned at the end of the expected usage period.
The Company recognized acquisition-related transaction costs in connection with the merger with Former Caesars of $160 million and $80 million for the years ended December 31, 2020 and 2019, respectively. These costs were associated with legal, IT costs, internal labor and professional services and were recognized as Transaction costs and other operating costs in our Consolidated Statements of Operations.
For the period of July 20, 2020 through December 31, 2020, Former Caesars generated net revenues of $2.0 billion and net loss of $1.2 billion.
Tropicana
Acquisition Summary
On April 15, 2018, the Company announced that it had entered into a definitive agreement to acquire Tropicana in a cash transaction valued at $1.9 billion (the “Tropicana Acquisition”). At the closing of the transaction on October 1, 2018, a subsidiary of the Company merged into Tropicana and Tropicana became a wholly-owned subsidiary of the Company. Immediately prior to the merger, Tropicana sold Tropicana Aruba Resort and Casino and Gaming and Leisure Properties, Inc. (“GLPI”) acquired substantially all of Tropicana’s real estate, other than the real estate underlying MontBleu and Lumière, for approximately $964 million. The Company acquired Tropicana’s operations and certain real estate for $927 million. Substantially concurrently with the acquisition of the real estate portfolio by GLPI, the Company also entered into a triple net master lease with GLPI (the “Master Lease”) (see Note 10). The Company funded the purchase of the real estate underlying Lumière with the proceeds of a $246 million loan and funded the remaining consideration payable with cash on hand at the Company and Tropicana, borrowings under the Company’s revolving credit facility and proceeds from the Company’s offering of $600 million in aggregate principal amount of 6% senior notes due 2026. These instruments were refinanced during 2020 (see Note 12).
Transaction expenses related to the Tropicana Acquisition totaled $4 million for the year ended December 31, 2019.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Final Purchase Price Accounting
The total purchase consideration for the Tropicana Acquisition was $927 million. The purchase consideration in the acquisition was determined with reference to its acquisition date fair value.

(In millions)	Consideration
Cash consideration paid	$640
Lumière Loan	246
Cash paid to retire Tropicana's long-term debt	35
ERI portion of taxes due	6
Purchase consideration	$927
The fair values are based on management’s analysis including work performed by third party valuation specialists. The following table summarizes the final allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Tropicana, with the excess recorded as goodwill as of December 31, 2019:

(In millions)	Fair Value
Current and other assets	$179
Property and equipment	436
Property subject to the financing obligation	957
Goodwill	211
Intangible assets (a)	248
Other noncurrent assets	55
Total assets	$2,086

Current liabilities	$175
Financing obligation to GLPI	957
Noncurrent liabilities	27
Total liabilities	1,159
Net assets acquired	$927
____________________
(a)Intangible assets consist of gaming licenses valued at $125 million, trade names valued at $67 million and customer relationships valued at $56 million.
As of September 30, 2019, the Company finalized its valuation procedures and adjusted the Tropicana preliminary purchase price accounting to their final values. The net impact of these changes was a $9 million decrease to goodwill. Changes included a $16 million increase to other noncurrent assets primarily related to certain long-term receivables offset by $7 million of other changes to liabilities.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The real estate assets that were sold to GLPI and leased back by the Company were adjusted to fair value concurrently with the acquisition of Tropicana. The fair value of the properties was determined utilizing the direct capitalization method of the income approach. In allocating the fair value to the underlying acquired assets, a fair value for the buildings and improvements was determined using the above mentioned cost approach method. To determine the underlying land value, the extraction method was applied wherein the fair value of the building and improvements was deducted from the fair value of the property as derived from the direct capitalization approach to determine the fair value of the land. The fair value of GLPI’s real estate assets was determined to be $957 million.
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
Customer relationships were valued using the cost approach and the incremental cash flow method under the income approach. The incremental cash flow method is used to estimate the fair value of an intangible asset based on a residual cash flow notion. This method measures the benefits (e.g., cash flows) derived from ownership of an acquired intangible asset as if it were in place, as compared to the acquirer’s expected cash flows as if the intangible asset were not in place (i.e., with-and-without). The residual or net cash flows of the two models is ascribable to the intangible asset. The Company has estimated a 3-year useful life on the customer relationships.
Goodwill is the result of expected synergies from combining operations of the acquired and acquirer. The goodwill acquired is fully amortizable for tax purposes.
For the period from the Tropicana acquisition date of October 1, 2018 through December 31, 2018, Tropicana generated net revenues of $205 million and net loss of $9 million.
Elgin
Final Purchase Price Accounting
On August 7, 2018, the Company completed its acquisition of one hundred percent of the partnership interests in Elgin. As a result of the Elgin Acquisition, Elgin became an indirect wholly-owned subsidiary of the Company. The Company purchased

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Elgin for $328 million plus a $1 million working capital adjustment. The Elgin Acquisition was financed using cash on hand and borrowings under the Company’s revolving credit facility.
Transaction expenses related to the Elgin Acquisition totaled less than $1 million for the year ended December 31, 2019.
The total purchase consideration for the Elgin Acquisition was $329 million. The purchase consideration in the acquisition was determined with reference to its acquisition date fair value.

(In millions)	Consideration
Cash consideration paid	$328
Working capital and other adjustments	1
Purchase consideration	$329
The fair values are based on management’s analysis including work performed by third party valuation specialists. As of September 30, 2019, the Company finalized its valuation procedures and no changes were recorded to the acquisition date fair values as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018. The following table summarizes the allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Elgin, with the excess recorded as goodwill as of December 31, 2019:

(In millions)	Consideration
Current and other	$25
Property and equipment	61
Goodwill	60
Intangible assets (a)	206
Other noncurrent assets	1
Total assets	$353

Current liabilities	$22
Noncurrent liabilities	2
Total liabilities	24
Net assets acquired	$329
____________________
(a)Intangible assets consist of gaming licenses valued at $164 million, trade names valued at $13 million and customer relationships valued at $29 million.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Customer relationships were valued using the cost approach and the incremental cash flow method under the income approach. The incremental cash flow method is used to estimate the fair value of an intangible asset based on a residual cash flow notion. This method measures the benefits (e.g., cash flows) derived from ownership of an acquired intangible asset as if it were in place, as compared to the acquirer’s expected cash flows as if the intangible asset were not in place (i.e., with-and-without). The residual or net cash flows of the two models is ascribable to the intangible asset. The Company has estimated a four-year useful life on the customer relationships.
The trade name was valued using the relief-from-royalty method. The primary assumptions in the valuation included revenue, pre-tax royalty rate, and tax expense. The Company has assigned the trade name an indefinite useful life after considering, among other things, the expected use of the asset, the expected useful life of other related assets or asset groups, any legal, regulatory, or contractual provisions that may limit the useful life, the Company’s own historical experience in renewing similar arrangements, the effects of obsolescence, demand and other economic factors, and the maintenance expenditures required to obtain the expected cash flows. In that analysis, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful lives of these intangible assets.
Goodwill is the result of expected synergies from combining operations of the acquired and acquirer. The goodwill acquired is fully amortizable for tax purposes.
For the period from the Elgin acquisition date of August 7, 2018 through December 31, 2018, Elgin generated net revenues of $63 million and net income of $8 million.
Unaudited Pro Forma Information
Merger with Caesars Entertainment Corporation
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of Former Caesars as if it had occurred on January 1, 2019. The pro forma amounts include the historical operating results of the Company and Former Caesars prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include adjustments and consequential tax effects to reflect incremental depreciation and amortization expense to be incurred based on preliminary fair values of the identifiable property and equipment and intangible assets acquired, the incremental interest expense associated with the issuance of debt to finance the acquisition and the adjustments to exclude acquisition related costs incurred during the year ended December 31, 2020 and to recognize these costs during the year ended December 31, 2019 as if incurred on January 1, 2019. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations of the combined company were, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

	Years Ended December 31,
(In millions)	2020	2019
Net revenues	$5,642	$10,134
Net loss	(2,738)	(1,039)
Net loss attributable to Caesars	(2,670)	(1,035)
These pro forma results do not necessarily represent the results of operations that would have been achieved if the Merger had taken place on January 1, 2019, nor are they indicative of the results of operations for future periods. The pro forma amounts include the historical operating results of the Company and Former Caesars prior to the Merger with adjustments directly attributable to the Merger.
Tropicana
The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 2018, as if the Tropicana Acquisition had occurred on January 1, 2017.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Year Ended December 31,
(In millions)	2018
Net operating revenues	$2,736
Net income	93
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
Elgin
The following unaudited pro forma information presents the results of operations of the Company for the year ended December 31, 2018, as if the Elgin Acquisition had occurred on January 1, 2017.

Year Ended December 31,
(In millions)	2018
Net operating revenues	$2,153
Net income	106
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
Note 4. Assets and Liabilities Held for Sale
The Company periodically divests assets that it does not consider core to its business to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. The carrying value of assets that meet the criteria for asset held for sale are compared to the expected selling price and any expected losses are recorded immediately. Gains or losses associated with the disposal of assets held for sale are recorded within other operating costs, unless the assets represent a discontinued operation.
Held for sale - Continuing operations
MontBleu, Evansville and Baton Rouge
On April 24, 2020, the Company entered into a definitive purchase agreement with Twin River and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu, respectively, for aggregate consideration of $155 million, subject to a customary working capital adjustment. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals. Both MontBleu and Eldorado Shreveport were within the Regional segment. On December 23, 2020, the Company consummated the sale of Eldorado Shreveport to Bally's Corporation (formerly Twin River) for $140 million resulting in a gain of $29 million. MontBleu is expected to close in the first half of 2021.
MontBleu met the requirements for presentation as assets held for sale as of December 31, 2020, but did not meet the requirements for presentation as discontinued operations and MontBleu’s results of operations are included in income from continuing operations in the periods presented.
As a result of the agreement to sell MontBleu, an impairment charge totaling $45 million was recorded during the year ended December 31, 2020 due to the carrying value exceeding the estimated net sales proceeds. The impairment charges resulted in a reduction to the carrying amounts of the right-of-use assets, property and equipment, goodwill and other intangibles totaling $18 million, $23 million and $4 million, respectively, recorded in the Regional segment.
On July 16, 2020, in connection with its review of the Merger, the Indiana Gaming Commission concluded that the Company will need to enter into agreements to divest of three properties within the state of Indiana in order to avoid undue economic concentration as a condition to their approval of the Merger. On October 27, 2020, the Company entered into an agreement to sell Evansville to GLPI and Twin River for $480 million in cash, subject to a customary working capital adjustment. The sale is

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in mid-2021. On December 24, 2020, the Company entered into an agreement to divest of the assets of Caesars Southern Indiana. In addition, the Company plans to enter into an agreement to divest of Horseshoe Hammond prior to December 31, 2021, as the deadline was extended by the Indiana Gaming Commission. Evansville met the requirements for presentation as assets held for sale as of December 31, 2020, while Caesars Southern Indiana and Horseshoe Hammond met the requirements for presentation as held for sale and discontinued operations.
On December 1, 2020, the Company entered into a definitive agreement with CQ Holding Company, Inc. to sell the equity interests of Baton Rouge. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in mid-2021. Baton Rouge met the requirements for presentation as assets held for sale as of December 31, 2020.
As a result of the agreement to sell Baton Rouge, an impairment charge totaling $50 million was recorded during the year ended December 31, 2020 due to the carrying value exceeding the estimated net sales proceeds. The impairment charges resulted in a reduction to the carrying amounts of the right-of-use assets, property and equipment, goodwill and other intangibles totaling $1 million, $47 million and $2 million, respectively, recorded in the Regional segment. See Note 7.
As of December 31, 2020, Korea JV’s assets and liabilities were classified as held for sale. On January 21, 2021, the Company consummated the sale of Korea JV for less than $1 million.
The assets and liabilities held for sale were as follows as of December 31, 2020:

	December 31, 2020
(In millions)	MontBleu	Evansville	Baton Rouge	Korea
Assets:
Cash and cash equivalents, net	$3	$7	$2	$8
Property and equipment, net	37	302	2	90
Goodwill	—	9	—	—
Gaming licenses and other intangibles, net	—	138	—	—
Other assets, net	32	49	1	32
Assets held for sale	$72	$505	$5	$130

Current liabilities	$8	$12	$2	$108
Other long-term liabilities	63	24	1	22
Liabilities related to assets held for sale	$71	$36	$3	$130
The following information presents the net revenues and net (loss) income for the Company’s properties that are held for sale:

	Year Ended December 31, 2020
(In millions)	MontBleu	Evansville	Baton Rouge	Korea
Net revenues	$31	$98	$15	$—
Net loss	(42)	(5)	(70)	(1)
Held for sale - Sold
Presque, Nemacolin, Mountaineer, Caruthersville, Cape Girardeau, Kansas City, Vicksburg and Shreveport Divestitures
The sale of Presque closed on January 11, 2019 resulting in a gain on sale of $22 million, net of final working capital adjustments, for the year ended December 31, 2019. The sale of Nemacolin closed on March 8, 2019 resulting in a gain of less than $1 million on the sale, net of final working capital adjustments, for the year ended December 31, 2019. The sales of Mountaineer, Caruthersville and Cape Girardeau were consummated on December 6, 2019, resulting in a gain of $29 million for the year ended December 31, 2019. On July 1, 2020, the Company consummated the sale of the equity interests of the entities that hold Vicksburg and Kansas City to Twin River for $230 million resulting in a gain of $8 million.
Prior to their respective closing dates, Presque, Nemacolin, Mountaineer, Caruthersville, Cape Girardeau, Kansas City, and Vicksburg met the requirements for presentation as assets held for sale under generally accepted accounting principles. However, they did not meet the requirements for presentation as discontinued operations. All properties were previously reported in the Regional segment. As described above, the Company entered into an agreement and sold Shreveport during the year ended December 31, 2020.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following information presents the net revenues and net (loss) income of properties sold during the year ended December 31, 2020:

	Year Ended December 31, 2020
(In millions)	Kansas City	Vicksburg	Shreveport
Net revenues	$18	$7	$68
Net (loss) income	3	(1)	12
The following information presents the net revenues and net (loss) income of held for sale properties for the year ended December 31, 2019:

	Year Ended December 31, 2019
(In millions)	Presque	Nemacolin	Mountaineer	Cape Girardeau	Caruthersville	Kansas City	Vicksburg
Net revenues	$3	$5	$118	$54	$33	$63	$21
Net (loss) income	—	(1)	11	8	5	11	(1)
The following information presents the net revenues and net (loss) income of held for sale properties for the year ended December 31, 2018:

	Year Ended December 31, 2018
(In millions)	Presque	Nemacolin
Net revenues	$140	$33
Net income (loss)	14	(4)
The assets and liabilities held for sale were as follows as of December 31, 2019:

	December 31, 2019
(In millions)	Kansas City	Vicksburg
Assets:
Property and equipment, net	$39	$31
Goodwill	40	9
Gaming licenses and other intangibles, net	91	3
Other assets, net	36	4
Assets held for sale	$206	$47

Current liabilities	$3	$2
Other long-term liabilities	33	—
Liabilities related to assets held for sale	$36	$2
Held for sale - Discontinued operations
As result of the Merger, certain Former Caesars properties, including Harrah’s Louisiana Downs, Caesars Southern Indiana, Horseshoe Hammond, Harrah’s Reno, Caesars UK group, including Emerald Resorts & Casino, and Bally’s Atlantic City (“Bally’s AC”) met held for sale criteria as of the date of the closing of the Merger. The sales of these properties have or are expected to close within one year from the date of the closing of the Merger and the properties are classified as discontinued operations. Caesars UK group, including Emerald Resorts & Casino, is within the Managed, International, CIE segment while all other discontinued operations are in the Regional segment.
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
On November 18, 2020, the Company and VICI completed the sale of Bally's AC to Bally’s Corporation for $25 million. The proceeds from the sale were split between the Company and VICI, and the Company received $5 million of net proceeds. As a result of the sale, Caesars agreed to reimburse Bally’s Corporation $30 million for capital expenditures required at Bally’s

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Atlantic City and recorded a liability within Accrued other liabilities and a charge to Discontinued operations, net of income taxes. Our commitment will be satisfied by adjusting obligations under certain sportsbook operating agreements between Bally’s Corporation and the Company following our expected acquisition of William Hill.
On December 24, 2020, the Company entered into an agreement to sell Caesars Southern Indiana to the EBCI for $250 million, subject to customary purchase price adjustments. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the third quarter of 2021.
The following information presents the net revenues and net (loss) income for the Company’s properties that are part of discontinued operations for the year ended December 31, 2020:

	Year Ended December 31, 2020
(In millions)	Horseshoe Hammond	Caesars UK	Harrah’s Louisiana Downs	Harrah’s Reno	Bally’s AC	Caesars Southern Indiana
Net revenues	$154	$23	$19	$—	$45	$88
Net (loss) income	26	5	5	(5)	(37)	4
The assets and liabilities held for sale as a discontinued operation were as follows as of December 31, 2020:

	December 31, 2020
(In millions)	Horseshoe Hammond	Caesars UK	Harrah’s Louisiana Downs	Caesars Southern Indiana
Assets:
Cash	$18	$32	$6	$8
Property and equipment, net	402	75	11	418
Goodwill	141	3	3	136
Gaming licenses and other intangibles, net	30	28	5	23
Other assets, net	38	117	—	4
Assets held for sale	$629	$255	$25	$589

Current liabilities	$26	$73	$6	$13
Other long-term liabilities (a)	72	120	6	332
Liabilities related to assets held for sale	$98	$193	$12	$345
____________________
(a)We have included $336 million of deferred finance obligation as held for sale liabilities for Caesars Southern Indiana and Harrah’s Louisiana Downs, which represent our preliminary purchase price allocation of the liability which will be derecognized upon completion of those divestitures. We have not included any portion of the deferred finance obligation associated with Horseshoe Hammond as held for sale as we do not yet have any sale agreements in place or know the effect of any possible master lease modification on our deferred finance lease liability.
Note 5. Investments in and Advances to Unconsolidated Affiliates
William Hill
The Company entered into a 25-year agreement, which became effective January 29, 2019, with William Hill, which granted to William Hill the right to conduct betting activities, including operating our sportsbooks, in retail channels under certain skins for online channels with respect to the Company’s current and future properties, and conduct certain real money online gaming activities. The Company received a 20% ownership interest in William Hill US, as well as 13 million ordinary shares of William Hill plc, which carry certain time restrictions on when they can be sold. Additionally, the Company receives a profit share from the operations of sports betting and other gaming activities associated with the Company’s properties. “Skin” in the context of this agreement refers to the Company’s ability to grant to William Hill an online channel that allows William Hill to operate online casino and sports gaming activities in reliance on, and utilizing the benefit of, any licenses granted to the Company or its subsidiaries.
On September 30, 2020, the Company announced its intention to acquire William Hill plc in an all-cash transaction. See Note 1.
As of December 31, 2020 and 2019, the Company’s receivable from William Hill totaled $7 million and $4 million, respectively, and is reflected in Due from affiliates on the Consolidated Balance Sheets.
The Company is accounting for its investment in William Hill US under the equity method. The fair value of the Company’s initial investment in William Hill US of $129 million at January 29, 2019 was determined using Level 3 inputs. As of

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020 and 2019, the carrying value of the Company’s interest in William Hill US totaled $128 million and $127 million, respectively, and is recorded in Investment in and advances to unconsolidated affiliates on the Consolidated Balance Sheets.
The Company is accounting for its investment in William Hill plc as an investment in equity securities. As of December 31, 2020 and 2019, the fair value of the William Hill plc shares totaled $44 million and $29 million, respectively, net of cumulative unrealized gains of $17 million and $2 million, respectively, and is included in Other assets, net on the Consolidated Balance Sheets. The Company recorded unrealized gains of $15 million and $2 million during the years ended December 31, 2020 and 2019, respectively. See Note 8.
As described above, the Company granted William Hill the right to the use of certain skins to operate online sports betting operations through our market access in each state and operate retail sports betting in our current and future properties for an equity method investment. The fair value of the William Hill US and William Hill plc shares received have been deferred and are recognized as revenue on a straight-line basis over the 25-year agreement term. The Company recognized revenue of $8 million and $5 million during the years ended December 31, 2020 and 2019, respectively, and is recorded in Other revenue in the Consolidated Statement of Operations. As of December 31, 2020 and 2019, the balance of the William Hill deferred revenue totaled $134 million and $142 million, respectively, and is recorded in other long-term liabilities on the Consolidated Balance Sheets.
Note 6. Property and Equipment
Property and equipment are stated at cost, except for assets acquired in our business combinations which were adjusted for fair value under ASC 805. Depreciation is computed using the straight-line method over the estimated useful life of the asset as noted in the table below, or the term of the lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in operating income.
Our property and equipment is subject to various operating leases for which we are the lessor. We lease our property and equipment related to our hotel rooms, convention space and retail space through various short-term and long-term operating leases. See Note 10 for further discussion of our leases.

Buildings and improvements	3 to 40 years
Land improvements	12 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Riverboats	30 years
The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as held for sale or to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge may be recorded for any difference between fair value and the carrying value. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses. For the year ended December 31, 2018, an impairment charge of $4 million was recorded related to the property and equipment held for sale at Nemacolin. For the year ended December 31, 2019, an impairment charge totaling $1 million was recorded related to non-operating real property located in Pennsylvania. During the year ended December 31, 2020, we recorded a tangible asset impairment of $4 million related to the sale of corporate airplane. See Note 4 for further discussion of impairment on assets held for sale.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and Equipment, Net
	As of December 31,
(In millions)	2020	2019
Land	$2,174	$652
Buildings, riverboats, and leasehold and land improvements	11,686	1,973
Furniture, fixtures, and equipment	1,404	625
Construction in progress	118	31
Total property and equipment	15,382	3,281
Less: accumulated depreciation	(1,049)	(666)
Total property and equipment, net	$14,333	$2,615

Depreciation Expense
	Years Ended December 31,
(In millions)	2020	2019	2018
Depreciation expense	$527	$191	$145
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease.
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
Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests as of October 1 of each fiscal year. The Company performs this assessment more frequently if impairment indicators exist. The Company performed the annual goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount. The Company determines the estimated fair value of each reporting unit based on a combination of EBITDA, valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. The Company also evaluates the aggregate fair value of all of its reporting units and other non-operating assets in comparison to its aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in the industry.
Indefinite-lived intangible assets consist primarily of trademarks and expenditures associated with obtaining racing and gaming licenses. Indefinite-lived intangible assets are not subject to amortization but are subject to an annual impairment test. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess amount.
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
Finite-lived intangible assets consist of trade names and customer relationships acquired in business combinations. Amortization is recorded using the straight-line method over the estimated useful life of the asset. The Company evaluates for impairment whenever indicators of impairment exist. When indicators are noted, the Company then compares estimated future cash flows, undiscounted, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is recorded.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in Carrying Value of Goodwill by Segment
(In millions)	Las Vegas	Regional	Managed, International, CIE	CEI Total
Gross Goodwill
Balance as of January 1, 2019	$—	$1,053	$—	$1,053
Divestitures	—	(41)	—	(41)
Transferred to assets held for sale	—	(81)	—	(81)
Other	—	(9)	—	(9)
Balance as of December 31, 2019	—	922	—	922
Accumulated Impairment
Balance as of January 1, 2019	—	(45)	—	(45)
Transferred to assets held for sale	—	33	—	33
Balance as of December 31, 2019	—	(12)	—	(12)
Net carrying value, as of December 31, 2019	$—	$910	$—	$910

Gross Goodwill
Balance as of January 1, 2020	$—	$922	$—	$922
Transferred to assets held for sale (see Note 4)	—	(17)	—	(17)
Acquired (a)	6,873	1,999	50	8,922
Balance as of December 31, 2020	6,873	2,904	50	9,827
Accumulated Impairment
Balance as of January 1, 2020	—	(12)	—	(12)
Impairment	—	(100)	—	(100)
Transferred to assets held for sale	—	8	—	8
Balance as of December 31, 2020	—	(104)	—	(104)
Net carrying value, as of December 31, 2020 (b)	$6,873	$2,800	$50	$9,723
____________________
(a)Includes goodwill acquired upon Merger. See Note 3 for further detail.
(b)$281 million of goodwill within our Regional segment is associated with reporting units with zero or negative carrying value.

Changes in Carrying Value of Intangible Assets Other than Goodwill
	Amortizing		Non-Amortizing		Total
(In millions)	2020	2019	2020	2019	2020	2019
Balance as of January 1	$53	$83	$1,058	$1,278	$1,111	$1,361
Impairment	—	—	(22)	—	(22)	—
Amortization expense	(56)	(30)	—	—	(56)	(30)
Transferred to assets held for sale (see Note 4)	(5)	—	(174)	(220)	(179)	(220)
Acquired (a)	487	—	2,912	—	3,399	—
Balance as of December 31	$479	$53	$3,774	$1,058	$4,253	$1,111
____________________
(a)Includes intangible assets acquired upon Merger and $35 million of acquisition of gaming rights. See Note 3 and Note 11 for further detail.
During 2020, the Company recognized impairment charges in our Regional segment related to goodwill and trade names totaling $100 million and $16 million, respectively, due to declines in recent performance and the expected impact on future cash flows as a result of COVID-19.
For 2019, no reporting units were noted to have a carrying value in excess of fair value. As a result, no impairments were indicated as a result of this testing for goodwill.
When assets are deemed to be held for sale, any associated intangible assets, including goodwill, are reclassified to Assets held for sale on our balance sheets (see Note 4).
We used the Excess Earnings Method and a Cost Approach for estimating fair value for these gaming rights. We utilized an income approach using a discounted cash flow method to determine the fair value of our goodwill.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	December 31, 2020				December 31, 2019
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$488	$(92)	$396	$101	$(48)	$53
Gaming rights and others	34 years	84	(1)	83	—	—	—
		$572	$(93)	479	$101	$(48)	53

Non-amortizing intangible assets
Trademarks				2,161			165
Gaming rights				1,090			893
Caesars Rewards				523			—
				3,774			1,058
Total amortizing and non-amortizing intangible assets, net				$4,253			$1,111
Amortization expense with respect to intangible assets for the years ended December 31, 2020, 2019 and 2018 totaled $56 million, $30 million and $13 million, respectively, which is included in depreciation and amortization in the Consolidated Statements of Income.

Estimated Five-Year Amortization
	Years Ended December 31,
(In millions)	2021	2022	2023	2024	2025
Estimated annual amortization expense	$77	$64	$60	$60	$60
Note 8. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Balance Sheets at December 31, 2020 and 2019:

(In millions)	December 31, 2020
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$1	$3	$44	$48
Marketable securities	23	10	—	33
Derivative instruments - FX forward	—	40	—	40
Total assets at fair value	$24	$53	$44	$121
Liabilities:
Derivative instruments - 5% Convertible Notes	—	326	—	326
Derivative instruments - interest rate swaps	—	90	—	90
Total liabilities at fair value	$—	$416	$—	$416

(In millions)	December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$11	$2	$29	$42
Marketable securities	27	8	—	35
Total assets at fair value	$38	$10	$29	$77

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The change in restricted investments valued using Level 3 inputs for the years ended December 31, 2020 and 2019 were as follows:

(In millions)	Level 3 Investment	Level 3 Other Liabilities
Fair value of investment and liabilities at December 31, 2018	$16	$—
Non-cash consideration	27	(9)
Released from restrictions	(26)	13
Unrealized gain (loss)	12	(4)
Fair value of investment and liabilities at December 31, 2019	29	—
Value of additional investment received	5	2
Released from restrictions	(8)	(4)
Unrealized gain	18	2
Fair value at December 31, 2020	$44	$—
Restricted Cash and Investments
The estimated fair values of the Company’s restricted cash and investments are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2), or quoted prices available in active markets adjusted for time restrictions related to the sale of the investment (Level 3) and represent the amounts the Company would expect to receive if the Company sold the restricted cash and investments. Restricted cash classified as Level 1 includes cash held in short-term certificate of deposit accounts or money market type funds. Restricted investments include shares acquired in conjunction with the Company’s sports betting agreements that contain restrictions related to the ability to liquidate shares within a specified timeframe.
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
As of December 31, 2020 and 2019, the fair value of unrestricted shares totaled $10 million and $14 million, respectively, net of cumulative unrealized gains of $5 million and $4 million, respectively, and is included in Prepayments and other current assets on the Consolidated Balance Sheet. The Company recorded unrealized gains of $14 million and $1 million during the years ended December 31, 2020 and 2019, respectively, which are included in Other (loss) income on the Statement of Operations. In December 2020, the Company sold 121,285 shares for net proceeds of approximately $24 million.
As noted above, the restriction on the Flutter shares expired in December 2020. As such, the shares were transferred from a Level 3 investment to a Level 1 investment. There were no other transfers between Level 1, Level 2 and Level 3 investments.
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
5% Convertible Notes - Derivative Liability
On October 6, 2017, Former Caesars issued $1.1 billion aggregate principal amount of 5% Convertible Notes.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The 5% Convertible Notes are convertible into the weighted average of the number of shares of Company Common Stock and amount of cash actually received per share by holders of common stock of Former Caesars that made elections for consideration in the Merger. As a result, the 5% Convertible Notes are convertible into a number of shares of Company Common Stock that is equal to approximately 0.014 shares of Company Common Stock and $1.17 of cash per $1.00 principal amount of 5% Convertible Notes. The 5% Convertible Notes are convertible at any time at the option of the holders thereof or the Company. We do not intend to exercise our option to convert these notes prior to maturity. As of December 31, 2020, approximately $770 million of the 5% Convertible Notes have been converted into cash and shares resulting in a net gain of $16 million which is recorded within other (loss) income on the Statement of Operations.
The outstanding balance of $325 million, of which $10 million was held in trust as of December 31, 2020, would result in the issuance of an aggregate of 4.5 million shares of Company Common Stock and payment of $379 million upon conversion of the remaining outstanding 5% Convertible Notes. As of December 31, 2020, the estimated remaining life of the 5% Convertible Notes is approximately 3.8 years.
Management analyzed the conversion features for derivative accounting consideration under ASC Topic 815, Derivatives and Hedging, (“ASC 815”) and determined that the 5% Convertible Notes contain bifurcated derivative features and qualify for derivative accounting. In accordance with ASC 815, the Company has bifurcated the conversion features of the 5% Convertible Notes and recorded a derivative liability. The 5% Convertible Notes derivative features are not designated as hedging instruments. The derivative features of the 5% Convertible Notes are carried on the Company’s Balance Sheet at fair value in Other long-term liabilities. The derivative liability is marked-to-market each measurement period and the changes in fair value as a result of fluctuations in the share price of our common stock resulted in a loss of $111 million for the year ended December 31, 2020, which was recorded as a component of Other (loss) income in the Statement of Operations. The derivative liability associated with the 5% Convertible Notes will remain in effect until such time as the underlying convertible notes are exercised or terminated and the resulting derivative liability will be reclassified from a liability to equity as of such date.
Valuation Methodology
The 5% Convertible Notes had an initial face value of $1.1 billion, an initial term of seven years, and a coupon rate of 5%.
As of December 31, 2020 we estimated the fair value of the 5% Convertible Notes using a market-based approach that incorporated the value of both the straight debt and conversion features of the 5% Convertible Notes. The valuation model incorporated actively traded prices of the 5% Convertible Notes as of the reporting date, and assumptions regarding the incremental cost of borrowing for CEI. The key assumption used in the valuation model is the actively traded price of 5% Convertible Notes and the incremental cost of borrowing is an indirectly observable input. The fair value for the conversion features of the 5% Convertible Notes is classified as Level 2 measurement.
Key Assumptions as of December 31, 2020:
•Actively traded price of 5% Convertible Notes - $207.00
•Incremental cost of borrowing - 4.0%
Forward contracts
In relation to the proposed acquisition of William Hill plc, on September 28, 2020, the Company entered into a foreign exchange forward contract to hedge the risk of appreciation of the GBP denominated purchase price. Under the agreement, the Company agreed to purchase £1.3 billion at a contracted exchange rate, however, on October 1, 2020 the contract was cancelled without being executed. In addition, on October 9, 2020, the Company entered into a separate foreign exchange forward contract to purchase £536 million at a contracted exchange rate. As of December 31, 2020, the forward contract was valued at $40 million and was recorded in Other long-term assets. A corresponding unrealized gain of $40 million related to the change in fair value was recorded in the Other (loss) income in the Statement of Operations. The fair value of the forward contract is classified as Level 2 measurement as the value has been determined using quoted prices for similar assets in an active market.
Interest Rate Swap Derivatives
We assumed Former Caesars interest rate swaps to manage the mix of assumed debt between fixed and variable rate instruments. As of December 31, 2020, we have seven interest rate swap agreements to fix the interest rate on $2.3 billion of variable rate debt related to the CRC Credit Agreement. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense at settlement. Changes in the variable interest rates to be received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The major terms of the interest rate swap agreements as of December 31, 2020 were as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of December 31, 2020	Maturity Date
1/1/2019	250	2.196%	0.14675%	12/31/2021
1/1/2019	250	2.274%	0.14675%	12/31/2022
1/1/2019	400	2.788%	0.1455%	12/31/2021
1/1/2019	200	2.828%	0.14675%	12/31/2022
1/1/2019	200	2.828%	0.14675%	12/31/2022
1/1/2019	600	2.739%	0.14675%	12/31/2022
1/2/2019	400	2.707%	0.14675%	12/31/2021
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
Financial Statement Effect
The effect of derivative instruments designated as hedging instruments on the Balance Sheet for amounts transferred into Accumulated other comprehensive income/(loss) (“AOCI”) before tax was a gain of $34 million during the year ended December 31, 2020. AOCI reclassified to Interest expense on the Statements of Operations was $31 million for year ended December 31, 2020. As of December 31, 2020, the interest rate swaps derivative liability of $90 million was recorded in Other long-term liabilities. Net settlement of these interest rate swaps results in the reclassification of deferred gains and losses within AOCI to be reclassified to the income statement as a component of interest expense as settlements occur. The estimated amount of existing gains or losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $58 million.
Accumulated Other Comprehensive Income
The changes in AOCI by component, net of tax, for the period through December 31, 2020 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of December 31, 2019	$—	$—	$—
Other comprehensive (loss) income before reclassifications	(5)	8	3
Amounts reclassified from accumulated other comprehensive income	31	—	31
Total other comprehensive income, net of tax	26	8	34
Balances as of December 31, 2020	$26	$8	$34

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9. Accrued Other Liabilities
Accrued other liabilities consisted of the following:

	December 31,
(In millions)	2020	2019
Contract and contract related liabilities (See Note 13)	$251	$32
Accrued payroll and other related liabilities	178	41
Self-Insurance claims and reserves (See Note 11)	223	35
Accrued taxes	159	67
Operating lease liability	52	20
Disputed claims liability	51	—
Exit cost accrual	28	—
Other accruals	297	112
Total accrued other liabilities	$1,239	$307
Disputed Claims Liability and Exit Cost Accrual
The disputed claims liability and exit cost accrual were assumed liabilities of Former Caesars. The disputed claims liability represents certain remaining unsecured claims related to Former Caesars bankruptcy for which we have estimated the fair value of the remaining liability. Exit costs are related to the unbundling of electric service provided by NV Energy and an Iowa greyhound pari-mutuel racing fund which we assumed from the Merger and other system contracts.
Note 10. Leases
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
Lessee Arrangements
Operating Leases
We lease real estate and equipment used in our operations from third parties. As of December 31, 2020, the remaining term of our operating leases ranged from 1 to 71 years with various extension options available, if we elect to exercise them. However, our remaining terms only include extension options that we have determined are reasonably certain as of December 31, 2020. In addition to minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts. We do not include costs associated with our non-lease components in our lease costs disclosed in the table below. During the year ended December 31, 2020, we obtained $38 million of right-of-use (“ROU”) assets in exchange for new lease liabilities.
Leases recorded on the balance sheet consist of the following:

(In millions)	Classification on the Balance Sheet	December 31, 2020	December 31, 2019
ASSETS
Operating lease ROU assets (a)	Other assets, net	$424	$188
LIABILITIES
Current operating lease liabilities (a)	Accrued other liabilities	52	20
Non-current operating lease liabilities (a)	Other long-term liabilities	445	177
___________________
(a)As noted above, we have elected the short-term lease measurement and recognition exemption and do not establish ROU assets or liabilities for operating leases with terms of 12 months or less.
Other information related to lease terms and discount rates are as follows:

	December 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term	24.3 years	34.0 years
Weighted Average Discount Rate	8.3%	7.2%

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The components of lease expense are as follows:

	Years Ended December 31,
(In millions)	2020	2019
Operating lease expense	$51	$20
Short-term and variable lease expense	49	42
Total operating lease costs	$100	$62
Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$46	$24
Maturities of lease liabilities are summarized as follows:

(In millions)	Operating Leases
2021	$85
2022	76
2023	71
2024	37
2025	35
Thereafter	1,272
Total future minimum lease payments	1,576
Less: present value factor	(1,079)
Total lease liability	$497
Finance Leases
We have finance leases for certain equipment and real estate. As of December 31, 2020, our finance leases had remaining lease terms of up to approximately 38 years, some of which include options to extend the lease terms in one month increments. Our finance lease ROU assets and liabilities were $64 million as of December 31, 2020.
Financing Obligations
VICI Leases & Golf Course Use Agreement
Upon consummation of the Merger, CEI assumed obligations of certain real property assets leased from VICI by Former Caesars under the following agreements: (i) for a portfolio of properties at various locations throughout the United States (the “Non-CPLV lease”), (ii) for Caesars Palace Las Vegas (the “CPLV lease”), (iii) for Harrah’s Joliet Hotel & Casino (the “Joliet Lease”) and (iv) for Harrah’s Las Vegas (the “HLV Lease”). These lease agreements provided for annual fixed rent (subject to escalation) of $773 million during an initial period, then rent consisting of both base rent and variable rent elements. The lease agreements had a 15-year initial term and four five-year renewal options. The lease agreements included escalation provisions beginning in year two of the initial term and continuing through the renewal terms. The lease agreements also included provisions for variable rent payments calculated, in part, based on increases or decreases of net revenue of the underlying lease properties, commencing in year eight of the initial term and continuing through the renewal terms. The fair value of the real estate assets and the related failed sale-leaseback financing obligations were estimated based on the present value of the estimated future lease payments over the lease term of 15 years, plus renewal options, using an imputed discount rate of approximately 11.25%.
In connection with the closing of the Merger on July 20, 2020, the Company and certain of its affiliates consummated a series of transactions with VICI in accordance with the MTA and the purchase and sales agreements entered on September 26, 2019. The Company and certain of its affiliates consummated sale-leaseback transactions related to Harrah’s New Orleans, Harrah’s Laughlin and Harrah’s Resort Atlantic City, including the Harrah’s Atlantic City Waterfront Conference Center, for approximately $1.8 billion of net proceeds. The Non-CPLV lease was amended to include these properties (as amended, the “Regional Lease”), and was further amended to increase the annual rent thereunder by $154 million in the aggregate related to such added properties and extend the term of such lease so that following the amendment of such lease there will be 15 years remaining until the expiration of the initial term. The Joliet Lease term was also amended such that 15 years remain until the expiration of the initial term.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Additionally, in connection with the Merger, the Company received a one-time payment from VICI of approximately $1.4 billion for amendments to the CPLV Lease (as amended, the “Las Vegas Lease”) to, among other things, (i) add the land and improvements of HLV to the lease and terminate the HLV Lease, (ii) add the rent payable with respect to the HLV Lease and further increase the annual rent payable with respect to HLV by approximately $15 million, (iii) increase the annual rent with respect to CPLV by approximately $84 million and (iv) extend the term of such lease so that following the amendment of such lease there will be 15 years remaining until the expiration of the initial term. In connection with this modification of the CPLV Lease, the land and building components subject to the lease amendments described above did not qualify for sale-leaseback accounting. The modifications to the VICI Leases described above were accounted for as post-combination debt modifications.
On December 24, 2020, the Company entered into an agreement to sell Caesars Southern Indiana to the EBCI for $250 million, subject to a customary working capital adjustment. As a result of this transaction, Caesars’ annual payments to VICI Properties under the Regional Lease will decline by $33 million upon closing of the transaction, and variable rent under the lease shall exclude net revenue attributable to Caesars Southern Indiana.
GLPI Leases
The fair value of the real estate assets and the related failed sale-leaseback financing obligations were estimated based on the present value of the estimated future lease payments over the lease term of 35 years, including renewal options, using an imputed discount rate of approximately 9.75%. The value of the failed sale-leaseback financing obligations is dependent upon assumptions regarding the amount of the lease payments and the estimated discount rate of the lease payments required by a market participant.
The GLPI Master Lease provides for the lease of land, buildings, structures and other improvements on the land (including barges and riverboats), easements and similar appurtenances to the land and improvements relating to the operation of the leased properties. The GLPI Master Lease provides for an initial term of 20 years (as amended below) with no purchase option. At the Company’s option, the GLPI Master Lease may be extended for up to four five-year renewal terms beyond the initial 20-year term (as amended below).
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
On June 24, 2020, the Company received approval from Missouri Gaming Commission to sell the real estate underlying Lumière to GLPI and leaseback the property under a long-term financing obligation. On September 29, 2020, the sale was

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
consummated, resulting in satisfaction in full of the Lumière loan, and the Company entered into a lease with respect to the Lumière real estate (the “Lumière Lease”) with an initial term that ends on October 31, 2033 and four five-year renewal options. As of December 31, 2020, the Lumière loan in amount of $246 million has been satisfied in full and the real estate has been refinanced under a financing obligation.
On October 27, 2020, the Company’s Exchanging Subsidiaries entered into an Exchange Agreement with GLPI pursuant to which the Exchanging Subsidiaries agreed to transfer the real estate relating to the Isle Casino Bettendorf and Isle Casino Hotel Waterloo to GLPI in exchange for the real estate relating to Evansville. The exchange transaction closed on December 18, 2020 and as a result of the lease being classified as a finance obligation the exchange was accounted for as a debt modification. As a result of the exchange, the real estate relating to Evansville was removed from the GLPI Master Lease and the real estate relating to Isle Casino Bettendorf and Isle Casino Hotel Waterloo is now subject to the GLPI Master Lease.
Following the amendments and transactions above, the land and building components subject to the lease amendments described above did not qualify for sale-leaseback accounting and are accounted for as debt modifications.
For these failed sale-leaseback transactions, the Company continues to reflect the real estate assets on the Balance Sheets in Property and equipment, net as if the Company was the legal owner, and continues to recognize depreciation expense over their estimated useful lives.
The future minimum payments related to the GLPI Leases, including the Lumière Lease, and VICI Leases financing obligation, as amended, at December 31, 2020 were as follows:

(In millions)	GLPI Leases	VICI Leases
2021	$109	$961
2022	110	1,066
2023	111	1,087
2024	112	1,107
2025	114	1,122
Thereafter	4,789	44,223
Total future payments	5,345	49,566
Less: Amounts representing interest	(4,355)	(39,459)
Plus: Residual values	241	897
Financing obligation	$1,231	$11,004
Cash payments made relating to our long-term financing obligations during the years ended December 31, 2020 and 2019 were as follows:

	GLPI Leases (a)		VICI Leases (a)
	December 31,		December 31,
(In millions)	2020	2019	2020	2019
Cash paid for principal	$—	$—	$49	$—
Cash paid for interest	93	88	472	—
____________________
(a)For the initial periods of the GLPI and VICI Leases, cash payments are less than the interest expense recognized, which causes the failed-sale leaseback obligation to increase during the initial years of the lease term.
Lease Covenants
The GLPI Leases and VICI Leases contains certain operating, capital expenditure and financial covenants thereunder, and the Company’s ability to maintain compliance with these covenants was also negatively impacted by the COVID-19 public health emergency. On June 15, 2020, the Company entered into an amendment to the GLPI Master Lease which provides certain relief under these covenants in the event of facility closures due to public health emergencies, governmental restrictions and certain other instances of unavoidable delay. Furthermore, the Company obtained waivers from VICI with relation to annual capital expenditure requirements for 2020.

Lessor Arrangements
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the year ended December 31, 2020, we recognized approximately $450 million in lease revenue related to lodging arrangements, which is included in Hotel revenues in the Statement of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Other revenue in the Statement of Operations, and during the year ended December 31, 2020, we recognized approximately $3 million in lease revenue related to conventions.
Real Estate Operating Leases
We enter into long-term real estate leasing arrangements with third-party lessees at our properties. As of December 31, 2020, the remaining terms of these operating leases ranged from 1 to 85 years, some of which include options to extend the lease term for up to five years. In addition to minimum rental commitments, certain of our operating leases provide for contingent payments including contingent rentals based on a percentage of revenues in excess of specified amounts and reimbursements for common area maintenance and utilities charges. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. In addition, to maintain the value of our leased assets, certain leases include specific maintenance requirements of the lessees or maintenance is performed by the Company on behalf of the lessees. During the year ended December 31, 2020, we recognized approximately $41 million of real estate lease revenue, which is included in Other revenue in the Statement of Operations. Real estate lease revenue includes $13 million of variable rental income for the year ended December 31, 2020.

Maturity of Lease Receivables as of December 31, 2020
(In millions)	Operating Leases
2021	$50
2022	50
2023	47
2024	41
2025	37
Thereafter	719
Total	$944
Note 11. Litigation, Commitments and Contingencies
Litigation
We are party to various legal proceedings. Such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations. While we maintain insurance coverage that we believe is adequate to mitigate the risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.
On July 14, 2020, the Company filed a lawsuit for damages and declaratory relief in state court in New York relating to a transfer fee of $50 million that was assessed by the Indiana Gaming Commission upon the Company’s purchase of Hoosier Park Racino and Casino in 2017 from Centaur Holdings, LLC. Contemporaneous with the filing of the lawsuit, the Company notified Centaur that it was withholding payment of $50 million from Centaur Holdings that was otherwise due as a portion of a deferred payment for the purchase from Centaur. In the lawsuit, the Company seeks a declaration from the Court that the Sellers are required to indemnify Caesars for its losses arising out of or relating to payment of the transfer fee and that the Company is entitled to offset the $50 million transfer fee against payments otherwise due to Centaur. The Defendants in that suit have filed

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Motions to Dismiss the Company’s claims. Briefing on the Motion has been concluded and the parties will await a decision from the Court.
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
Contractual Commitments
Agreements with Horsemen and Pari-mutuel Clerks
The Federal Interstate Horse Racing Act and the state racing laws in Ohio and Florida require that, in order to simulcast races, we have written agreements with the horse owners and trainers at those racetracks. In Ohio and Florida, we must have an agreement with the representative of the horse owners. We have all the requisite agreements in place referenced in this sub section at Scioto Downs and Pompano. Certain agreements referenced above may be terminated upon written notice by either party.
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
Former Caesars made certain of the payments described above for a total of $61 million, of which $47 million was reflected as additional gaming rights acquired. Subsequent to the Merger, the Company made additional payments totaling approximately $20 million which were also reflected as additional gaming rights.
Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports leagues and teams, sporting event facilities and sports television networks for tickets, suites, and advertising, marketing, promotional and sponsorship opportunities. As of December 31, 2020, obligations related to these agreements were $304 million with contracts extending through 2035, which includes leasing of event suites that are generally considered short term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are rendered in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement. On September 1, 2020, we amended our agreement with Turner Sports, Inc. for advertising and televised specials. On September 10, 2020, the Company entered into a multi-year agreement with ESPN including link integrations from ESPN’s website and app to sportsbooks with our sports betting partner, William Hill.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. Our total estimated self-insurance liability was $223 million as of December 31, 2020.
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
Contingent Liabilities
Uncertainties
Since 2009, Harrah’s New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2016. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation. On July 2, 2019, the judge denied Harrah’s New Orleans’ motion for partial summary judgment and granted the Department of Revenue’s (the “Department”) partial motion for summary judgment, finding that Harrah’s New Orleans owes state sales taxes, as well as district and New Orleans occupancy taxes to the Department on all discounted or complimentary rooms furnished by Harrah’s New Orleans to patrons or guests at Harrah’s New Orleans hotel and certain third party hotels. Harrah’s appealed the trial Court’s decision to the Louisiana Court of Appeal, which Appeal was rejected. Harrah’s has since petitioned to the Louisiana Supreme Court for review of the Appeals Court’s decision. On January 9, 2021, the Louisiana Supreme Court issued a ruling granting in part and denying in part the Company’s Petition for Appeal. In its decision, the Supreme Court upheld the lower Courts’ decisions that the Company must pay taxes for complimentaries at Harrah’s New Orleans, but overturned the lower Courts’ rulings that the Company must pay such taxes for third party hotels. This matter will now proceed to trial for a determination of the amount of taxes due pursuant to the Louisiana Supreme Court’s ruling. Under Former Caesars, $9 million has been paid under protest and is being held in escrow by the Department. Harrah’s New Orleans had accrued contingent liabilities of $43 million on December 31, 2020.
Weather disruption - Lake Charles
On August 27, 2020 Hurricane Laura made landfall on Lake Charles as a Category 4 storm. The hurricane severely damaged the Isle of Capri Casino Lake Charles and the Company has recorded an insurance receivable of $44 million, of which $15 million related to fixed asset impairments and $29 million related to remediation costs and repairs that have been incurred in the year ended December 31, 2020. The property will remain closed until construction of a new land-based casino is complete.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 12. Long-Term Debt

	December 31, 2020				December 31, 2019
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Senior Secured Notes	2025	6.25%	$3,400	$3,333	$—
CEI Revolving Credit Facility	2025	variable (a)	—	—	—
ERI Term Loan	N/A	N/A	—	—	491
CRC Term Loan	2024	variable (b)	4,559	4,133	—
CRC Incremental Term Loan	2025	variable (c)	1,796	1,707	—
CRC Revolving Credit Facility	2022	variable (a)	—	—	—
CRC Senior Secured Notes	2025	5.75%	1,000	981	—
Convention Center Mortgage Loan	2025	7.70%	400	397	—
Lumière Loan	N/A	N/A	—	—	246
Unsecured Debt
CEI Senior Notes	2027	8.125%	1,800	1,768	—
CRC Notes	2025	5.25%	1,700	1,499	—
5% Convertible Notes	2024	5.00%	315	288	—
6% Senior Notes	2026	N/A	—	—	582
6% Senior Notes	2025	N/A	—	—	879
7% Senior Notes	2023	N/A	—	—	370
Special Improvement District Bonds	2037	4.30%	51	51	—
Long-term notes and other payables			2	2	3
Total debt			15,023	14,159	2,571
Current portion of long-term debt			(67)	(67)	(246)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(19)	—
Long-term debt			$14,956	$14,073	$2,325

Unamortized premiums, discounts and deferred finance charges (d)				$883	$34
Fair value			$15,466
____________________
(a)Borrowing rates for our revolving credit facilities vary based on the election made at the time of draw down.
(b)LIBOR plus 2.75%.
(c)LIBOR plus 4.50%.
(d)Approximately $7 million of deferred financing costs related to our revolving credit facilities are included within Other assets, net as of December 31, 2019.

Annual Estimated Debt Service Requirements as of December 31, 2020
	Years Ended December 31,
(In millions)	2021	2022	2023	2024	2025	Thereafter	Total
Annual maturities of long-term debt	$67	$67	$67	$4,753	$8,226	$1,843	$15,023
Estimated interest payments	840	810	790	810	480	230	3,960
Total debt service obligation (a)	$907	$877	$857	$5,563	$8,706	$2,073	$18,983
____________________
(a)Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facilities. Interest payments are estimated based on the forward-looking LIBOR curve and include the estimated impact of the seven interest rate swap agreements related to our CRC Credit Facility (see Note 8). Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2020 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of December 31, 2020 based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
On July 6, 2020, Colt Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Escrow Issuer”), issued $3.4 billion aggregate principal amount of 6.25% Senior Secured Notes due 2025, $1.8 billion aggregate principal amount of 8.125% Senior Notes due 2027 and $1.0 billion aggregate principal amount of 5.75% Senior Secured Notes due 2025 (agreements defined below).
On July 20, 2020, in connection with the closing of the Merger, the Company entered into a new credit agreement (“CEI Credit Agreement”), which provide a five-year senior secured revolving credit facility in an aggregate principal amount of $1.2 billion. In addition, Caesars Resort Collection, LLC (“CRC”) entered into incremental amendments to the CRC Credit Agreement, which provided a $1.8 billion incremental term loan (agreements defined below).
A portion of the proceeds from these arrangements was used to prepay in full the loans outstanding and terminate all commitments under the ERI Credit Facility, and to satisfy and discharge the Company’s 6% Senior Notes due 2025, 6% Senior Notes due 2026 and the 7% Senior Notes due 2023.
The 6% Senior Notes due 2025 were redeemed at a redemption price of 104.5%, the 7% Senior Notes due 2023 were redeemed at a redemption price of 103.5%, and $210 million aggregate principal amount of the 6% Senior Notes due 2026 was redeemed at a redemption price of 106% with the remaining balance redeemed at a redemption price of 100% of the aggregate principal amount thereof plus the Applicable Premium, as defined in the indenture for the 6% Senior Notes due 2026. The redemption of these senior notes resulted in a loss on extinguishment of $132 million during the year ended December 31, 2020, which is recorded within Loss on extinguishment of debt on the Statement of Operations.
CEI Senior Secured Notes due 2025
On July 6, 2020, the Escrow Issuer issued $3.4 billion in aggregate principal amount of 6.25% Senior Secured Notes due 2025 pursuant to an indenture dated July 6, 2020 (the “CEI Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. The Company assumed the rights and obligations under the CEI Senior Secured Notes and the indenture governing such notes on July 20, 2020. The CEI Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2021.
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The Company assumed the rights and obligations under the CEI Senior Notes and the indenture governing such notes on July 20, 2020. The CEI Secured Notes will mature on July 1, 2027 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2021.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
CEI Revolving Credit Facility
On July 20, 2020, the Escrow Issuer entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, and certain banks and other financial institutions and lenders party thereto, which provide for a five-year CEI Revolving Credit Facility in an aggregate principal amount of $1.2 billion (the “CEI Revolving Credit Facility”). The CEI Revolving Credit Facility matures in 2025 and includes a letter of credit sub-facility of $250 million.
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
The Company had $1.2 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $19 million in outstanding letters of credit under CEI Revolving Credit Facility, as of December 31, 2020.
CRC Senior Secured Notes due 2025
On July 6, 2020, the Company issued $1.0 billion in aggregate principal amount of 5.75% Senior Notes due 2025 pursuant to an indenture, dated July 6, 2020 (the “CRC Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. In connection with the consummation of the Merger, CRC assumed the rights and obligations under the CRC Senior Secured Notes and the CRC Senior Secured Notes. The CRC Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2021.
Convention Center Mortgage Loan
On September 18, 2020, the Company entered into a loan agreement with VICI to borrow a five-year, $400 million Forum Convention Center mortgage loan (the “Mortgage Loan”). The Mortgage Loan bears interest at a rate of, initially, 7.7% per annum, which escalates annually to a maximum interest rate of 8.3% per annum.
Lumière Loan
The Company borrowed $246 million from GLPI to fund the purchase price of the real estate underlying Lumière, which was scheduled to mature on October 1, 2020. On June 24, 2020, the Company received approval from Missouri Gaming Commission to sell the real estate underlying Lumière to GLPI and leaseback the property under a long-term financing obligation. As of December 31, 2020, the Lumière loan has been satisfied in full and the real estate has been refinanced under a financing obligation. See Note 10.
Assumed Debt Activity
Former Caesars and its subsidiaries incurred the following indebtedness that remained outstanding following the consummation of the Merger.
CRC Term Loans and CRC Revolving Credit Facility
CRC is party to the Credit Agreement, dated as of December 22, 2017 (as amended, the “CRC Credit Agreement”), which included a $1.0 billion five-year revolving credit facility (the “CRC Revolving Credit Facility”) and an initial $4.7 billion seven-year first lien term loan (the “CRC Term Loan”), which was increased by $1.8 billion pursuant to an incremental agreement executed in connection with the Merger (the “CRC Incremental Term Loan”).

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The CRC Term Loan matures in 2024. The CRC Incremental Term Loan matures in 2025. The CRC Revolving Credit Facility matures in 2022 and includes a letter of credit sub-facility. The CRC Term Loan requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. The CRC Credit Agreement also includes customary voluntary and mandatory prepayment provisions, subject to certain exceptions. As of December 31, 2020, approximately $65 million was committed to outstanding letters of credit. As of December 31, 2020, there were no borrowings outstanding under the CRC Revolving Credit Facility.
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
The 5% Convertible Notes are convertible into the weighted average of the number of shares of Company Common Stock and amount of cash actually received per share by holders of common stock of Former Caesars that made elections for consideration in the Merger. As of December 31, 2020, we have paid approximately $903 million and issued approximately 10.8 million shares upon conversion of $770 million in aggregate principal amount of the 5% Convertible Notes during 2020.
The Company has determined that the 5% Convertible Notes contain derivative features that require bifurcation. The Company separately accounts for the liability component and equity conversion option of the 5% Convertible Notes. The difference between the overall instrument value and the value of the liability component was assumed to be the value of the equity conversion option component. The value of the liability is determined based on a discounted cash flow of the debt instrument. See Note 8 for more information on the 5% Convertible Notes’ fair value measurements.
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $80 million, $8 million and $6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summary of Debt and Revolving Credit Facility Cash Flows from Financing Activities in 2020
(In millions)	Proceeds	Repayments	Debt issuance and extension costs and fees*
CEI Senior Secured Notes	$3,400	$—	$73
CEI Revolving Credit Facility	900	900	16
ERI Term Loan	—	499	—
CRC Term Loan	—	23	—
CRC Incremental Term Loan	1,800	5	96
CRC Senior Secured Notes	1,000	—	21
Convention Center Mortgage Loan	400	—	3
CEI Senior Notes	1,800	—	34
6% Senior Notes 2026	—	600	54
6% Senior Notes 2025	—	875	39
7% Senior Notes	—	375	13
ERI Revolving Credit Facility	465	465	—
Total	$9,765	$3,742	$349
____________________
*Does not include lease related extinguishment costs.
Debt Covenant Compliance
The CRC Credit Agreement, the CEI Revolving Credit Facility and the indentures governing the CEI Senior Secured Notes, the CEI Senior Notes, the CRC Senior Secured Notes and the CRC Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
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
As of December 31, 2020, the Company was in compliance with all of the applicable financial covenants under the CEI Credit Agreement, the CRC Credit Agreement, CEI Senior Secured Notes, CEI Senior Notes, and CRC Senior Secured Notes, 5% Convertible Notes and CRC Notes.
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
The CRC Credit Agreement and the CRC Senior Secured Notes are guaranteed on a senior secured basis by each existing and future material wholly-owned domestic subsidiary of CRC (subject to certain exceptions) and are secured by substantially all of the existing and future property and assets of CEI and its subsidiary guarantors (subject to certain exceptions). The CRC Notes are guaranteed on a senior unsecured basis by such subsidiaries.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 13. Revenue Recognition
Accounting Policies
Casino Revenues
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
Non-gaming Revenues
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
The Company’s consolidated statement of operations presents net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below. We recast previously reported segment amounts to conform to the way management assesses results and allocates resources for the current year. Refer to Note 1 and Note 19 for additional information on the Company’s reportable segments.

	Year Ended December 31, 2020
(In millions)	Las Vegas	Regional	Managed, International & CIE	Corporate and Other	Total
Casino and pari-mutuel commissions	$319	$1,972	$46	$—	$2,337
Food and beverage	130	206	1	—	337
Hotel	186	264	—	—	450
Other	116	103	116	15	350
Net revenues	$751	$2,545	$163	$15	$3,474

	Year Ended December 31, 2019
(In millions)	Las Vegas	Regional	Managed, International & CIE	Corporate and Other	Total
Casino and pari-mutuel commissions	$—	$1,808	$—	$—	$1,808
Food and beverage	—	301	—	—	301
Hotel	—	300	—	—	300
Other	—	111	—	8	119
Net revenues	$—	$2,520	$—	$8	$2,528

	Year Ended December 31, 2018
(In millions)	Las Vegas	Regional	Managed, International & CIE	Corporate and Other	Total
Casino and pari-mutuel commissions	$—	$1,553	$—	$—	$1,553
Food and beverage	—	247	—	—	247
Hotel	—	184	—	—	184
Other	—	71	—	1	72
Net revenues	$—	$2,055	$—	$1	$2,056

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Accounts Receivable and Credit Risk
We issue credit to approved casino customers following investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectability of these receivables. Accounts receivable are non-interest bearing and are initially recorded at cost.
Marker play represents a significant portion of our overall table games volume. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.
Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts, historical collection experience and reasonable forecasts which consider current economic and business conditions. Management believes that as of December 31, 2020 and 2019, no significant concentrations of credit risk related to receivables existed.
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
Accounts receivable, net include the following amounts:

	Balance Sheet as of
(In millions)	December 31, 2020	December 31, 2019
Casino and pari-mutuel commissions	$135	$16
Food and beverage and hotel	25	17
Other	178	21
Accounts receivable, net	$338	$54

Allowance for Doubtful Accounts
(In millions)	Contracts	Other (a)	Total
Balance as of January 1, 2018	$1	$—	$1
Acquisitions	1	1	2
Provision for doubtful accounts	1	1	2
Write-offs less recoveries	(1)	—	(1)
Balance as of December 31, 2018	2	2	4
Provision for doubtful accounts	1	—	1
Write-offs less recoveries	1	(1)	—
Balance as of December 31, 2019	4	1	5
Former Caesars consolidation (b)	95	35	130
Provision for doubtful accounts	18	11	29
Write-offs less recoveries	3	(29)	(26)
Balance as of December 31, 2020	$120	$18	$138
____________________
(a)“Other” includes allowance associated with lease receivables under ASC 842. See Note 10 for further details.
(b)See Note 3 for further details relating to the acquisition of Former Caesars.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contract and Contract Related Liabilities
The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer,(2) player loyalty program obligations, subsequently combined as Caesars Rewards, which represents the deferred allocation of revenue relating to reward credits granted to Caesars Rewards members based on on-property spending, including gaming, hotel, dining, retail shopping, and player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which is primarily funds deposited by customers related to gaming play, advance payments received for goods and services yet to be provided (such as advance ticket sales, deposits on rooms and convention space or for unpaid wagers), and deferred revenues associated with the Company’s existing interests in William Hill (see Note 5). Except for deferred revenues related to William Hill, these liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within accrued other liabilities on the Company’s Consolidated Balance Sheets.
Outstanding Chip Liability
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
Caesars Rewards Loyalty Program
Caesars Rewards grants Reward Credits to Caesars Rewards Members based on on-property spending, including gaming, hotel, dining, and retail shopping at all Caesars-affiliated properties. Members may redeem Reward Credits for complimentary or discounted goods and services such as rooms, food and beverages, merchandise, free play, entertainment, and travel accommodations. Members are able to accumulate Reward Credits over time that they may redeem at their discretion under the terms of the program. A member’s Reward Credit balance is forfeited if the member does not earn at least one Reward Credit during a continuous six-month period.
Because of the significance of the Caesars Rewards program and the ability for customers to accumulate Reward Credits based on their past play, we have determined that Reward Credits granted in conjunction with other earning activity represent a performance obligation. As a result, for transactions in which Reward Credits are earned, we allocate a portion of the transaction price to the Reward Credits that are earned based upon the relative standalone selling prices (“SSP”) of the goods and services involved. When the activity underlying the “earning” of the Reward Credits has a wide range of selling prices and is highly variable, such as in the case of gaming activities, we use the residual approach in this allocation by computing the value of the Reward Credits as described below and allocating the residual amount to the gaming activity. This allocation results in a significant portion of the transaction price being deferred and presented as a Contract liability on our accompanying Balance Sheets. Any amounts allocated to Contract liabilities are recognized as revenue when the Reward Credits are redeemed in accordance with the specific recognition policy of the activity for which the credits are redeemed. This balance is further described below under Contract Liabilities.
Our Caesars Rewards loyalty program includes various tiers that offer different benefits, and members are able to earn credits towards tier status, which generally enables them to receive discounts similar to those provided as complimentaries described below. We have determined that any such discounts received as a result of tier status do not represent material rights, and therefore, we do not account for them as distinct performance obligations.
We have determined the SSP of a Reward Credit by computing the redemption value of credits expected to be redeemed. Because Reward Credits are not otherwise independently sold, we analyzed all Reward Credit redemption activity over the preceding calendar year and determined the redemption value based on the fair market value of the goods and services for which the Reward Credits were redeemed. We have applied the practical expedient under the portfolio approach to our Reward Credit transactions because of the similarity of gaming and other transactions and the homogeneity of Reward Credits.
As part of determining the SSP for Reward Credits, we also determined that there is generally an amount of Reward Credits that is not redeemed, which is considered “breakage.” We recognize the expected breakage proportionally with the pattern of revenue recognized related to the redemption of Reward Credits. We periodically reassess our customer behaviors and revise our expectations as deemed necessary on a prospective basis.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2020	2019	2020	2019	2020	2019
Balance at January 1	$10	$9	$13	$18	$172	$28
Balance at December 31	32	10	94	13	278	172
Increase / (decrease)	$22	$1	$81	$(5)	$106	$144
The December 31, 2020 balances exclude liabilities related to assets held for sale recorded in 2020 and 2019 (see Note 4). The significant change in contract and contract-related liabilities during the year ended December 31, 2020 was primarily due to the liabilities assumed subsequent to the Merger with Former Caesars. The significant change in customer deposits and other deferred revenue during the year ended December 31, 2019 was primarily attributed to the Company’s interests in William Hill received in exchange for providing a skin to William Hill for use over time. which is recorded in other long-term liabilities on the Consolidated Balance Sheets (see Note 5).
Complimentaries
The Company offers discretionary coupons and other discretionary complimentaries to customers outside of the loyalty program. Such complimentaries are provided in conjunction with other revenue‑earning activities and are generally provided to encourage additional customer spending on those activities. Accordingly, the Company allocates a portion of the transaction price received from such customers to the complimentary goods and services. The Company performs this allocation based on the SSP of the underlying goods and services, which is determined based upon the weighted-average cash sales prices received for similar services at similar points during the year. The retail value of complimentary food, beverage, hotel rooms and other services provided to customers is recognized as a reduction of revenues for the department which issued the complimentary and revenue for the department redeemed. Complimentaries provided by third parties at the discretion and under the control of the Company is recorded as an expense when incurred.
The Company’s revenues included complimentaries and loyalty point redemptions totaling $401 million, $292 million and $211 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 14. Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average shares outstanding during the reporting period. Diluted EPS is computed similarly to basic EPS except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and the assumed vesting of restricted share units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, that outstanding restricted share units were released and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period.
For a period in which the Company generated a net loss, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.
The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income per share computations during the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(In millions, except per share amounts)	2020	2019	2018
Net (loss) income available to Caesars	$(1,757)	$81	$95
Shares outstanding:
Weighted average shares outstanding – basic	130	78	77
Effect of dilutive securities:
Stock-based compensation awards	—	1	1
Weighted average shares outstanding – diluted	130	79	78

Basic (loss) income per share	$(13.50)	$1.04	$1.23
Diluted (loss) income per share	$(13.50)	$1.03	$1.22

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS
	Years Ended December 31,
(In millions)	2020	2019	2018
Stock-based compensation awards	9	—	—
5% Convertible notes	4	—	—
Total anti-dilutive common stock	13	—	—

Note 15. Stock-Based Compensation and Stockholders’ Equity
Stock-Based Awards
The Company maintains long-term incentive plans which allow for granting stock-based compensation awards for directors, employees, officers, and consultants or advisers who render services to the Company or its subsidiaries, based on Company Common Stock, including performance-based and incentive stock options, restricted stock or restricted stock units (“RSUs”), performance stock units, market-based stock units (“MSUs”), stock appreciation rights, and other stock-based awards or dividend equivalents. Forfeitures are recognized in the period in which they occur.
Performance Incentive Plans
The Board of Directors (“Board”) adopted ERI’s 2015 Equity Incentive Plan (“2015 Plan”) on January 23, 2015 and the Company’s stockholders subsequently approved the adoption of the 2015 Plan on June 23, 2015. On March 28, 2019, the Company’s Board approved an amendment to the 2015 Plan and the Company’s stockholders subsequently approved the adoption of the amended and restated 2015 Plan on June 24, 2019. The amendment to the 2015 Plan allows for 3 million shares available for grant, plus the number of shares available for issuance under the 2015 Plan on the date the Company’s stockholders approved the amendment.
Upon consummation of the Merger, the Company assumed the outstanding awards under the Former Caesars’ incentive plans, including the 2012 Performance Incentive Plan (the “2012 Incentive Plan”) and the 2017 Performance Incentive Plan (the “2017 Incentive Plan”). As of December 31, 2020, there were approximately 111 thousand options outstanding under the 2012 Incentive Plan, which will expire between years 2022 and 2025 and there were no RSUs outstanding under the 2012 Incentive Plan. Under the 2017 Incentive Plan, a total of 14 million shares of our common stock have been authorized for issuance. No options have been granted under the 2017 Incentive Plan. As a result of the Merger, the Company no longer issues awards under the 2012 and 2017 Incentive Plans, as all future awards are issued under the 2015 Plan. As of December 31, 2020, the Company had 6 million shares available for grant under the 2015 Plan, of which 2 million of unissued common shares were assumed from the Former Caesars’ 2017 Incentive Plan.
Stock options primarily vest ratably over three years. Certain RSUs granted to employees and executive officers vest and become non-forfeitable upon the third anniversary of the date of grant, and certain RSUs granted to employees and executive officers vest ratably either over three or four years. RSUs granted to non-employee directors generally vest immediately and are issued on the vesting date, or may be deferred until a later date such as the date that is the earlier of termination of service on the Board or the consummation of a change of control of the Company. Performance awards relate to the achievement of defined levels of performance and are generally measured over a one or two-year performance period depending upon the award agreement. If the performance award levels are achieved, the awards earned will vest and become payable at the end of the vesting period, defined as either a one or two calendar year period following the performance period. Payout ranges are from 0% up to 200% of the award target. MSUs cliff vest over three years.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In addition, during the year ended December 31, 2020, the Company granted both RSUs and MSUs to members of management. Vesting of the awards varies, and includes awards that cliff vest after a two or three year service period, as well as awards that vest ratably on each anniversary during the three year service period. In addition, awards were granted to certain key individuals related to their efforts and the related shareholder return from potential transactions. Vesting of the awards is subject to various service and performance conditions and will accelerate and vest immediately upon the closing of a qualifying transaction as defined by the agreements. Certain awards contained a market-based performance condition with which the fair value of the awards was determined based on a Monte Carlo simulation. The grant date fair value for these awards with a market-based performance condition was approximately $7 million.
Total stock-based compensation expense in the accompanying consolidated statements of income was $78 million, $20 million and $13 million during the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in corporate expenses and, in the case of certain property positions, general and administrative expenses in the Company’s Consolidated Statements of Operations.
Restricted Stock Unit Activity
During the year ended December 31, 2020, as part of the annual incentive program, the Company granted RSUs to employees of the Company with an aggregate fair value of $63 million. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
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
A summary of the RSUs activity, including performance awards, for the year ended December 31, 2020 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value (a)
Unvested outstanding as of December 31, 2019	1,246,641	$35.56
Granted (b)	1,307,059	48.60
Acquired (c)	1,876,969	38.24
Vested	(1,477,352)	34.58
Forfeited	(38,724)	41.88
Unvested outstanding as of December 31, 2020	2,914,593	43.54
____________________
(a)Represents the weighted-average grant date fair value of RSUs, which is the share price of our common stock on the grant date.
(b)Included are 21,965 RSUs granted to non-employee members of the Board during the year ended December 31, 2020.
(c)Assumed RSU shares of Former Caesars as of the Merger date.
Market-Based Stock Unit Activity
During the year ended December 31, 2020, the Company granted approximately 450 thousand MSUs that are scheduled to cliff vest in three years. On the vesting date, recipients will receive between 0% and 200% of the granted MSUs in the form of Company Common Stock based on the achievement of specified market and service conditions. Based on the terms and conditions of the awards, the grant date fair value of the MSUs was determined using a Monte Carlo simulation model. Key assumptions for the Monte Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the year ended December 31, 2020 was $20 million.
In connection with the Merger, on July 20, 2020, each MSU of Former Caesars was converted into a MSU in respect of shares of Company Common Stock and remained subject to the same terms and conditions as were applicable as of immediately prior to the consummation of the Merger.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Units	Weighted- Average Fair Value (a)
Unvested outstanding as of December 31, 2019	—	$—
Granted	449,639	44.83
Acquired (b)	124,984	63.36
Vested	(128,536)	47.09
Forfeited	—	—
Unvested outstanding as of December 31, 2020	446,087	49.37
____________________
(a)Represents the fair value determined using a Monte Carlo simulation model.
(b)Assumed MSU shares of Former Caesars as of the Merger date.
Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	135,956	$9.96	3.28	$7
Acquired (a)	111,478	28.91
Exercised	(70,608)	8.31
Forfeited	(102)	26.65
Expired	—	—
Outstanding as of December 31, 2020	176,724	22.57	1.71	9
Vested and expected to vest as of December 31, 2020	176,724	22.57	1.71	9
Exercisable as of December 31, 2020	60,549	11.69	2.58	4
____________________
(a)Assumed stock options of Former Caesars as of the Merger date.

Stock Option Exercises
	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Option Exercises:
Number of options exercised	70,608	—	120,120
Cash received for options exercised	$1	$—	$—
Aggregate intrinsic value of options exercised	$5	$—	$3
Unrecognized Compensation Cost
As of December 31, 2020, the Company had $92 million of unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 1.5 years.
Common Stock Offerings
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
Share Repurchase Program
In November 2018, the Board authorized a $150 million common stock repurchase program (the “Share Repurchase Program”) pursuant to which the Company may, from time to time, repurchase shares of common stock on the open market (either with or

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
without a 10b5-1 plan) or through privately negotiated transactions. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that the Company is required to repurchase under the Share Repurchase Program.
As of December 31, 2020, the Company has acquired 223,823 shares of common stock at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the years ended December 31, 2020 or 2019.
Note 16. Employee Benefit Plans
401(k) Plans
The Company offered several 401(k) plans to substantially all employees who are not covered by collective bargaining agreements, who meet certain eligibility requirements, namely terms of service. During 2019, all existing 401(k) plans merged into a single plan. Under the combined plan, the employer matches contributions equal to 50% of the first 6%. In connection with the Merger, the Company assumed Former Caesars’ 401(k) plan and makes comparable matching contributions to employees covered by its plan document.
The Company’s matching contribution expense totaled $10 million, $6 million and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Mountaineer’s qualified defined contribution plan (established by West Virginia legislation) covered substantially all of its employees. Contributions to the ERI 401(k) Plan for the benefit of Mountaineer employees were $1 million for the year ended December 31, 2018. Mountaineer was sold on December 6, 2019.
Defined-Benefit Plan
Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. As of December 31, 2020, the fair value of the plan assets was $1 million, and the fair value of the benefit obligations was $1 million. The plan assets are comprised primarily of money market and mutual funds whose values are determined based on quoted market prices and are classified in Level 1 of the fair value hierarchy. We did not make cash contributions to the Scioto Downs pension plan during 2020, 2019 and 2018.
In addition, the Company also sponsors a defined-benefit plan for certain Tropicana Casino and Resort, Atlantic City employees under a Variable Annuity Pension Plan. As of December 31, 2020, the fair value of both, the plan assets and benefit obligations, was $20 million. Contributions to the plan were $2 million during both years ended December 31, 2020 and 2019.
In connection with the Merger, the Company assumed a defined-benefit plan for employees of the London Clubs International subsidiary that provides benefits based on final pensionable salary. The plan is no longer accepting participants or employee contributions. The assets of the plan are held in a separate trustee-administered fund, and death-in-service benefits, professional fees, and other expenses are paid by the pension plan. Annual contributions are made as required. We account for this plan under the immediate recognition method, under which actuarial gains and losses are recognized in our Statements of Operations in the year in which the gains and losses occur rather than deferring them into Other comprehensive income/(loss) and amortizing them over future periods. Any such amounts are recorded in the fourth quarter of each year, and during 2020, we recognized a gain of $7 million. These amounts do not reflect current compensation costs and are recorded outside of Income from operations, within discontinued operations on our Statements of Operations.
As of December 31, 2020 total plan assets were $244 million with projected benefit obligations totaling $264 million, resulting in a net pension liability of $20 million, which is recorded within liabilities held for sale on our Balance Sheets. As of December 31, 2020, our estimated long-term expected return on assets for this plan is 3.9% with a 1.4% discount rate. For the year ended December 31, 2020, we contributed $4 million to the plan.
Deferred Compensation
Upon Merger, CEI assumed Former Caesars deferred compensation plans, the Caesars Entertainment Corporation Executive Supplemental Savings Plan III (“ESSP III”) and the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan. These plans are unfunded, non-qualified deferred compensation plans. Payment obligations pursuant to the plans are unsecured general obligations of the Company and affiliates of the Company employing participants in the ESSP III. The liability as of December 31, 2020 was $2 million, which was recorded in Deferred credits and other liabilities.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deferred Compensation Plans
As of December 31, 2020, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under: (i) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, (ii) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, (iii) the Park Place Entertainment Corporation Executive Deferred Compensation Plan, (iv) the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and (v) the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (collectively, the “existing deferred compensation plans”). These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.
Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts. The total liability recorded in Deferred credits and other liabilities for these plans was $49 million as of December 31, 2020.
Trust Assets
CEI is a party to a trust agreement (the “Trust Agreement”) and an escrow agreement with respect to all five of the existing deferred compensation plans (the “Escrow Agreement”), each structured as so-called “rabbi trust” arrangements, which holds assets that may be used to satisfy obligations under the existing deferred compensation plans above. Amounts held pursuant to the Trust Agreement and the Escrow Agreement were approximately $94 million as of December 31, 2020 and have been reflected within Deferred charges and other assets on the Balance Sheets.
Multi-employer Pension Plans
As a result of the Merger, the Company continues to contribute to a number of multi-employer defined benefit pension plans under the terms of collective bargaining agreements that cover union-represented employees of Former Caesars. Prior to the Merger, no significant contributions were made to such plans. The risks of participating in these multi-employer plans are different from a single-employer plan in the following respects:
i.Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.
ii.If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
iii.If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunding of the plan, referred to as a “withdrawal liability.”

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Multi-employer Pension Plan Participation
		Pension Protection Act Zone Status (a)		Contributions (In millions)
Pension Fund	EIN/Pension Plan Number	2020	FIP/RP Status (b)	2020	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (c)
Southern Nevada Culinary and Bartenders Pension Plan (d)	88-6016617/001	Green	No	$5	No	May 31, 2023
Legacy Plan of the UNITE HERE Retirement Fund (d)(e)	82-0994119/001	Red	Yes	4	No	Various up to May 31, 2023
Local 68 Engineers Union Pension Plan (d)(f)	51-0176618/001	Yellow	Yes	—	No	April 30, 2022
Painters IUPAT	52-6073909/001	Yellow	Yes	—	No	Various up to June 30, 2021
Other Funds				5
Total Contributions				$14
____________________
(a)Represents the Pension Protection Act zone status for applicable plan year beginning January 1, except where noted otherwise. The zone status is based on information that the Company received from the plan administrator and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and less than 80% funded, and plans in the green zone are at least 80% funded. All plans detailed in the table above utilized extended amortization provisions to calculate zone status.
(b)Indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.
(c)The terms of the current agreement continue indefinitely until either party provides appropriate notice of intent to terminate the contract.
(d)Prior to the Merger, Former Caesars provided more than 5% of the total contributions for the plan years ended December 31, 2019 and 2018. As of the date the financial statements were issued, Forms 5500 were not available for the 2020 plan year.
(e)The HEREIU Pension Fund consists of two separate plans, the Legacy Plan of the HEREIU Pension Fund and the Adjustable Plan of the HEREIU Pension Fund. CEI makes a single contribution to the HEREIU Pension Fund, the Trustees of which allocate such contribution between the Legacy Plan and the Adjustable Plan. The contribution amount reflected to the Legacy Plan is the aggregate contribution made to the HEREIU Pension Fund before such allocation between the Legacy Plan and the Adjustable Plan of the HEREIU Pension Fund.
(f)Plan years begin July 1.
Note 17. Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2020, 2019 and 2018 are presented below.

Components of Income/(Loss) Before Income Taxes	Years Ended December 31,
(In millions)	2020	2019	2018
United States	$(1,634)	$125	$135
Outside of the U.S.	2	—	—
	$(1,632)	$125	$135

Income Tax Provision	Years Ended December 31,
(In millions)	2020	2019	2018
United States
Current
Federal	$(43)	$31	$4
State & Local	(24)	14	3
Deferred
Federal	202	5	16
State & Local	(11)	(6)	17
Outside of the U.S.
Current	2	—	—
	$126	$44	$40

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allocation of Income Tax Provision	Years Ended December 31,
(In millions)	2020	2019	2018
Income tax provision applicable to:
Income from operations	$126	$44	$40
Discontinued operations	(2)	—	—
Other comprehensive income	8	—	—
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2020, 2019 and 2018:

Effective Income Tax Rate Reconciliation	Years Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes	3.8%	7.8%	3.7%
State tax rate adjustment	1.6%	(2.3)%	8.9%
Stock compensation	(0.1)%	1.8%	(1.8)%
Goodwill impairment and dispositions	(1.6)%	7.4%	—%
Nondeductible transaction expenses	(0.5)%	—%	—%
Nondeductible convertible notes costs	(1.0)%	—%	—%
Decrease in uncertain tax positions	0.9%	—%	—%
Deferred tax benefit of foreign subsidiaries held for sale	1.0%	—%	—%
Tax Cuts and Jobs Act	—%	—%	(1.6)%
Valuation allowance	(33.3)%	1.8%	(0.3)%
Tax credits	0.1%	(1.1)%	(1.1)%
Other	0.4%	(1.2)%	1.0%
Effective income tax rate	(7.7)%	35.2%	29.8%

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred taxes at December 31, 2020 and 2019 are as follows:

	As of December 31,
(In millions)	2020	2019
Deferred tax assets:
Loss carryforwards	$1,071	$27
Foreign investment - held for sale	78	—
Allowance for doubtful accounts	51	1
Deferred revenue	66	41
Excess business interest expense	61	2
State combined reporting deduction	29	—
Accrued expenses	74	10
Credit carryforwards	106	—
CARES Act deferred payroll tax	17	—
Compensation programs	34	7
Financing obligation	2,557	125
Long-term lease obligation	187	41
Other	16	2
	4,347	256
Deferred tax liabilities:
Identified intangibles	(836)	(151)
Other debt-related items	(108)	—
Prepaid expenses	(33)	(5)
Unrealized foreign exchange gain	(31)	—
Fixed assets	(2,424)	(218)
Right-of-use assets	(154)	(41)
Other	(6)	(9)
	(3,592)	(424)
Valuation allowance	(1,921)	(29)
Net deferred tax liabilities	$(1,166)	$(197)
As a result of the Merger described in Note 3, the Company acquired $772 million of additional net deferred tax liabilities, net of necessary valuation allowances.
A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. We have provided a valuation allowance on certain federal, state, and foreign deferred tax assets that were not deemed realizable based upon estimates of future taxable income. Included in the increase of valuation allowance of $1.9 billion is $1.4 billion that was acquired as a result of the Merger. Additionally, the Company increased its beginning of year valuation allowance by $8 million as a result of the Merger.
As of December 31, 2020, the Company had federal, state and foreign net operating loss carryforwards of $3.0 billion, $9.2 billion and $127 million, respectively. The federal net operating loss includes $479 million that does not expire. The remaining federal and state net operating losses will begin to expire in 2030 and 2021, respectively. The foreign net operating losses do not expire. As of December 31, 2020, the Company had federal general business tax credit and research tax credit carryforwards of $108 million, which begin to expire in 2029.
In general, Section 382 of the Internal Revenue Code provides an annual limitation with respect to the ability of a corporation to utilize its net operating loss carryovers, as well as certain built-in losses, against future taxable income in the event of a change in ownership. The acquisition of Former Caesars in July 2020 resulted in a change in ownership for purposes of Section 382, making its provisions applicable to the Company. However, it is unlikely that the annual limitation on tax attribute usage

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
resulting from the acquisition will adversely affect the Company’s ability to utilize its net operating loss carryovers against its future taxable income.

Reconciliation of Unrecognized Tax Benefits	Years Ended December 31,
(In millions)	2020	2019	2018
Balance as of beginning of year	$—	$—	$—
Acquisition of Former Caesars	152	—	—
Additions for tax positions of prior years	1	—	—
Settlements	(4)	—	—
Expiration of statutes	(12)	—	—
Balance as of end of year	$137	$—	$—
We classify reserves for tax uncertainties within Accrued expenses and other current liabilities and Deferred credits and other liabilities in our Balance Sheets, separate from any related income tax payable or Deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
We accrue interest and penalties related to unrecognized tax benefits in income tax expense. During 2020, we increased our accrual by $2 million, primarily due to the Merger. There was no accrual during 2019 and 2018. There was an accrual for the payment of interest and penalties of $2 million as of December 31, 2020. Included in the balances of unrecognized tax benefits as of December 31, 2020 was approximately $123 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
The Company, including its subsidiaries, files tax returns with federal, state and foreign jurisdictions. The Company does not have tax sharing agreements with the other members within the consolidated group. With few exceptions, the Company is no longer subject to US federal or state and local tax examinations by tax authorities for years before 2017. We believe that it is reasonably possible that the unrecognized tax benefits liability will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
Note 18. Related Parties
REI
As of December 31, 2020, REI owned approximately 4.1% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. For each of the years ended December 31, 2020, 2019 and 2018, there were no related party transactions between the Company and the Carano Family other than compensation, including salary and equity incentives and the CSY Lease listed below.
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Rent pursuant to the CSY Lease amounted to $0.6 million in each of the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019 there were no amounts due to or from C. S. & Y. Associates.
Transactions with Horseshoe Baltimore
The Company holds an interest in Horseshoe Baltimore of approximately 44.3% which is accounted for as an equity method investment and is considered to be a related party. These related party transactions include items such as casino management fees, reimbursement of various costs incurred by the Company, on behalf of Horseshoe Baltimore, and the allocation of other general corporate expenses. A summary of the transactions with Horseshoe Baltimore is provided in the table below.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In millions)	Year Ended December 31, 2020
Transactions with Horseshoe Baltimore
Management fees	$3
Allocated expenses	2
Due from/to Affiliates
Amounts due from or to affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among the Company’s consolidated entities.
As of December 31, 2020 and 2019, Due from affiliates, net was $44 million and $4 million, respectively, and represented transactions with Horseshoe Baltimore and William Hill.
Note 19. Segment Information
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Merger, our principal operating activities occurred in five geographic regions and reportable segments: West, Midwest, South, East and Central, in addition to Corporate and Other. Following the Merger, the Company’s principal operating activities occur in three regionally-focused and reportable segments. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars: (1) Las Vegas, (2) Regional, and (3) Managed, International, CIE, in addition to Corporate and Other. See table below for a summary of these segments. Also, see Note 4, Note 6 and Note 7 for a discussion of the impairment of intangibles and long-lived assets related to certain segments.
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of December 31, 2020:

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Las Vegas	Regional		Managed, International, CIE
Bally’s Las Vegas (a)	Eldorado Resort Casino Reno	Harrah’s Atlantic City (a)	Managed
Caesars Palace Las Vegas (a)	Silver Legacy Resort Casino	Harrah’s Laughlin (a)	Harrah’s Ak-Chin (a)
The Cromwell (a)	Circus Circus Reno	Harrah’s New Orleans (a)	Harrah’s Cherokee (a)
Flamingo Las Vegas (a)	MontBleu Casino Resort & Spa (c)	Hoosier Park (a)	Harrah’s Cherokee Valley River (a)
Harrah’s Las Vegas (a)	Tropicana Laughlin Hotel & Casino	Indiana Grand (a)	Harrah’s Resort Southern California (a)
The LINQ Hotel & Casino (a)	Isle Casino Hotel - Blackhawk	Bally’s Atlantic City (a)(i)	Horseshoe Baltimore (a)(h)
Paris Las Vegas (a)	Lady Luck Casino - Black Hawk	Caesars Atlantic City (a)	Caesars Windsor (a)
Planet Hollywood Resort & Casino (a)	Isle Casino Waterloo	Caesars Southern Indiana (a)(b)(e)	Kings & Queens Casino (a)
Rio All-Suite Hotel & Casino (a)	Isle Casino Bettendorf	Harrah’s Council Bluffs (a)	Caesars Dubai (a)
	Isle of Capri Casino Boonville	Harrah’s Gulf Coast (a)	International
	Isle of Capri Casino Kansas City (d)	Harrah’s Joliet (a)	Caesars Cairo (a)(b)
	Isle Casino Racing Pompano Park	Harrah’s Lake Tahoe (a)	Ramses Casino (a)(b)
	Eldorado Resort Casino Shreveport (c)(j)	Harrah’s Louisiana Downs (a)(b)(f)	Emerald Casino Resort (a)(b)
	Isle of Capri Casino Hotel Lake Charles	Harrah’s Metropolis (a)	Alea Glasgow (a)(b)
	Belle of Baton Rouge Casino & Hotel (k)	Harrah’s North Kansas City (a)	Alea Nottingham (a)(b)
	Isle of Capri Casino Lula	Harrah’s Philadelphia (a)	The Empire Casino (a)(b)
	Lady Luck Casino Vicksburg (d)	Harrah’s Reno (a)(g)	Manchester235 (a)(b)
	Trop Casino Greenville	Harveys Lake Tahoe (a)	Playboy Club London (a)(b)
	Eldorado Gaming Scioto Downs	Horseshoe Bossier City (a)	Rendezvous Brighton (a)(b)
	Tropicana Casino and Resort, Atlantic City	Horseshoe Council Bluffs (a)	The Sportsman (a)(b)
	Grand Victoria Casino	Horseshoe Hammond (a)(b)(e)	CIE
	Lumière Place Casino	Horseshoe Tunica (a)	Caesars Interactive Entertainment (a)
Tropicana Evansville (e)
___________________
(a)These properties were acquired from the Merger with Former Caesars on July 20, 2020.
(b)As a result of the Merger, these properties met the requirements for presentation as discontinued operations and held for sale as of December 31, 2020.
(c)In April 2020, the Company entered into an agreement to sell Eldorado Shreveport and MontBleu. The sale of Eldorado Shreveport closed on December 23, 2020 and the sale of MontBleu is expected to close in the first half of 2021. As of December 31, 2020, MontBleu's assets and liabilities were classified as held for sale.
(d)Kansas City and Vicksburg were sold on July 1, 2020.
(e)On October 27, 2020, the Company entered into an agreement to sell Evansville, which is expected to close mid-2021, and on December 24, 2020, the Company entered into an agreement to sell Caesars Southern Indiana, which is expected to close in the third quarter of 2021. In addition, the Company plans to enter into an agreement to divest of Horseshoe Hammond prior to December 31, 2021, as the deadline was extended by the Indiana Gaming Commission. As of December 31, 2020, Evansville’s assets and liabilities were classified as held for sale.
(f)On September 3, 2020, the Company entered into an agreement to sell Harrah’s Louisiana Downs, which is expected to close in the first half of 2021.
(g)Harrah’s Reno was sold on September 30, 2020.
(h)As of December 31, 2020, Horseshoe Baltimore was 44.3% owned and held as an equity-method investment.
(i)Bally's Atlantic City was sold on November 18, 2020.
(j)Eldorado Resorts Casino Shreveport was sold on December 23, 2020.
(k)On December 1, 2020, the Company entered into an agreement to sell Belle of Baton Rouge to Casino Queen Holdings, which is expected to close in mid-2021. As of December 31, 2020, Belle of Baton Rouge's assets and liabilities were classified as held for sale.

In addition to our properties listed above, other domestic and international properties, including Harrah’s Northern California, are authorized to use the brands and marks of Caesars Entertainment, Inc. Additionally, a few of our properties operate off-track betting locations, including Hoosier Park, which operates Winner’s Circle Indianapolis and Winner’s Circle New Haven; and Indiana Grand, which operates Winner’s Circle Clarksville. The LINQ Promenade, listed above in our Las Vegas segment, is an open-air dining, entertainment, and retail promenade located on the east side of the Las Vegas Strip next to The LINQ Hotel & Casino (the “LINQ”) that features the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction. We also own the CAESARS FORUM conference center, which is a 550,000 square feet conference center with 300,000 square feet of flexible meeting space, two of the largest pillarless ballrooms in the world and direct access to the LINQ.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
“Corporate and Other” includes certain unallocated corporate overhead costs and other adjustments, including eliminations of transactions among segments, to reconcile to the Company’s consolidated results.
The following table sets forth, for the periods indicated, certain operating data for the Company’s three reportable segments, in addition to Corporate and Other. We recast previously reported segment amounts to conform to the way management assesses results and allocates resources for the current year.

	Years Ended December 31,
(In millions)	2020	2019	2018
Las Vegas:
Net revenues	$751	$—	$—
Adjusted EBITDA	133	—	—
Regional:
Net revenues	2,545	2,520	2,055
Adjusted EBITDA	671	732	548
Managed, International, CIE:
Net revenues	163	—	—
Adjusted EBITDA	34	—	—
Corporate and Other:
Net revenues	15	8	1
Adjusted EBITDA	(101)	(35)	(32)
Reconciliation of Adjusted EBITDA - By Segment to Net (Loss) Income Attributable to Caesars
Adjusted EBITDA is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, and (iv) certain items that we do not consider indicative of our ongoing operating performance at an operating property level.
In evaluating Adjusted EBITDA you should be aware that, in the future, we may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Adjusted EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
Adjusted EBITDA is a financial measure commonly used in our industry and should not be construed as an alternative to net income/(loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies within the industry. Adjusted EBITDA is included because management uses Adjusted EBITDA to measure performance and allocate resources, and believes that Adjusted EBITDA provides investors with additional information consistent with that used by management.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
(In millions)	2020	2019	2018
Adjusted EBITDA by Segment:
Las Vegas	$133	$—	$—
Regional	671	732	548
Managed, International, CIE	34	—	—
Corporate and Other	(101)	(35)	(32)
	737	697	516
Reconciliation to net (loss) income attributable to Caesars:
Net loss attributable to noncontrolling interests	1	—	—
Provision for income taxes (a)	(126)	(44)	(40)
Loss on extinguishment of debt (b)	(197)	(8)	—
Other (loss) income (c)	176	9	(3)
Interest expense, net	(1,174)	(286)	(172)
Depreciation and amortization	(583)	(222)	(157)
Impairment charges	(215)	(1)	(14)
Transaction costs and other operating costs (d)	(268)	(37)	(17)
Stock-based compensation expense	(78)	(20)	(13)
Other items (e)	(30)	(7)	(5)
Net (loss) income attributable to Caesars	$(1,757)	$81	$95
____________________
(a)Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas, Regional, and Managed, International, CIE segments.
(b)Loss on extinguishment of debt for the year ended December 31, 2020 primarily represents loss on early repayment of debt in connection with the consummation of the Merger.
(c)Other (loss) income for the year ended December 31, 2020 primarily represents gains resulting from the change in the foreign currency exchange rate associated with restricted cash held in GBP and a derivative contract associated with our expected acquisition of William Hill, gains on William Hill UK and Flutter stock held by the Company and realized gains on conversion of CEC’s 5% convertible notes. Partially offsetting these gains is a loss on the change in fair value of the derivative liability related to CEC’s 5% convertible notes.
(d)Transaction costs and other operating costs for the year ended December 31, 2020 primarily represent costs related to the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
(e)Other items represent internal labor charges related to certain departed executives, retention bonuses, business optimization expenses and contract labor.

	Years Ended December 31,
(In millions)	2020	2019	2018
Capital Expenditures, Net
Las Vegas	$32	$—	$—
Regional (a)	104	166	135
Managed, International, CIE (a)	1	—	—
Corporate and Other	32	5	12
Total	$169	$171	$147
___________________
(a)Includes $6 million of capital expenditures related to properties classified as discontinued operations for the year ended December 31, 2020.

	Balance Sheet as of
(In millions)	December 31, 2020	December 31, 2019
Total Assets
Las Vegas	$21,464	$—
Regional	13,732	6,787
Managed, International, CIE	548	—
Corporate and Other	641	(1,146)
Total	$36,385	$5,641

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT, INC.
CONDENSED BALANCE SHEETS

	As of December 31,
(In millions)	2020	2019
ASSETS
Current assets	$3,038	$80
Intercompany receivables	—	(562)
Investment in and advances to unconsolidated affiliates	128	127
Investment in subsidiaries	6,798	3,854
Property and equipment, net	18	18
Other assets, net	513	111
Total assets	$10,495	$3,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$231	$163
Intercompany payables	—	232
Long-term debt, less current portion	5,084	1,949
Deferred income taxes	4	—
Other long-term liabilities	160	167
Total liabilities	5,479	2,511
Total stockholders’ equity	5,016	1,117
Total liabilities and stockholders’ equity	$10,495	$3,628
See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions)	2020	2019	2018
Net revenues	$7	$7	$—

Expenses:
Corporate expense	71	65	42
Management fee	(36)	(22)	(25)
Depreciation and amortization	6	5	4
Transaction costs and other operating costs	113	57	6
Total operating expenses	154	105	27
Operating loss	(147)	(98)	(27)
Other expense:
Interest expense	(257)	(141)	(116)
Gain (loss) on interests in subsidiaries	(1,346)	210	201
Loss on extinguishment of debt	(132)	(8)	—
Other (loss) income	197	9	(3)
(Loss) income from operations before income taxes	(1,685)	(28)	55
Income tax (provision) benefit	(72)	109	40
Net (loss) income	$(1,757)	$81	$95
See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2020	2019	2018
Cash flows used in operating activities	$(296)	$(64)	$(66)
Cash flows from investing activities
Purchase of property and equipment, net	(8)	(5)	(8)
Former Caesars acquisition	(8,470)	—	—
Net cash in business combinations	—	—	(1,010)
Investments in unconsolidated affiliates	—	(1)	—
Proceeds from sale of businesses, property and equipment, net of cash sold	—	(209)	—
Proceeds from the sale of investments	24	—	—
Cash flows used in investing activities	(8,454)	(215)	(1,018)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	9,365	33	915
Debt issuance and extinguishment costs	(353)	(1)	(26)
Repayments of long-term debt and revolving credit facilities	(3,339)	(736)	(70)
Net proceeds from (payments to) related parties	1,320	1,022	285
Cash paid to settle convertible notes	(903)	—	—
Proceeds from sale-leaseback financing arrangement	3,219	—	—
Taxes paid related to net share settlement of equity awards	(16)	(8)	(12)
Purchase of treasury stock	—	—	(9)
Proceeds from issuance of common stock	2,718	—	—
Cash flows provided by financing activities	12,011	310	1,083
Effect of foreign currency exchange rates on cash	129	—	—
Net increase/(decrease) in cash, cash equivalents, and restricted cash	3,390	31	(1)
Cash, cash equivalents, and restricted cash, beginning of period	44	13	14
Cash, cash equivalents, and restricted cash, end of period	$3,434	$44	$13

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED BALANCE SHEETS
Cash and cash equivalents in current assets	$1,114	$44	$13
Restricted cash in current assets	1,895	—	—
Restricted and escrow cash included in other assets, net	425	—	—
Total cash, cash equivalents and restricted cash	$3,434	$44	$13
See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT, INC.
NOTES TO CONDENSED FINANCIAL INFORMATION

1.Background and basis of presentation
These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Caesars Entertainment, Inc. and its subsidiaries exceed 25% of the consolidated net assets of Caesars Entertainment, Inc. and its subsidiaries (the “Company”). This information should be read in conjunction with the Company’s consolidated financial statements included elsewhere in this filing.
2.Restricted net assets of subsidiaries
Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements and regulatory restrictions. The amount of restricted net assets the Company’s consolidated subsidiaries held as of December 31, 2020 was approximately $4.9 billion. Such restrictions are on net assets of Caesars Entertainment, Inc. and its subsidiaries. The amount of restricted net assets in the Company’s unconsolidated subsidiaries was not material to the financial statements.
3.Commitments, contingencies, and long-term obligations
For a discussion of the Company’s commitments, contingencies, and long-term obligations under its senior secured credit facilities, see Note 11 and Note 12 of the Company’s consolidated financial statements.