Form 10-Q
period 2021-03-31
Caesars Entertainment, Inc.
filed 2021-05-05
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of April 30, 2021 was 208,698,623.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,794	$1,758
Restricted cash and investments	2,073	2,021
Accounts receivable, net	324	338
Due from affiliates	48	44
Inventories	41	44
Prepayments and other current assets	236	250
Assets held for sale ($0 and $130 attributable to our VIEs)	2,046	2,212
Total current assets	6,562	6,667
Investment in and advances to unconsolidated affiliates	263	173
Property and equipment, net	14,083	14,333
Gaming rights and other intangibles, net	4,235	4,253
Goodwill	9,729	9,723
Other assets, net	1,147	1,236
Total assets	$36,019	$36,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$148	$165
Accrued interest	238	229
Accrued other liabilities	1,307	1,239
Current portion of long-term debt	67	67
Liabilities related to assets held for sale ($0 and $130 attributable to our VIEs)	744	885
Total current liabilities	2,504	2,585
Long-term financing obligation	12,334	12,295
Long-term debt	14,103	14,073
Deferred income taxes	1,091	1,166
Other long-term liabilities	1,357	1,232
Total liabilities	31,389	31,351
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Caesars stockholders’ equity	4,613	5,016
Noncontrolling interests	17	18
Total stockholders’ equity	4,630	5,034
Total liabilities and stockholders’ equity	$36,019	$36,385
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
REVENUES:
Casino and pari-mutuel commissions	$1,140	$340
Food and beverage	166	56
Hotel	215	48
Other	178	29
Net revenues	1,699	473
EXPENSES:
Casino and pari-mutuel commissions	541	179
Food and beverage	106	53
Hotel	81	22
Other	68	9
General and administrative	366	98
Corporate	66	16
Impairment charges	—	161
Depreciation and amortization	265	50
Transaction costs and other operating costs	20	8
Total operating expenses	1,513	596
Operating income (loss)	186	(123)
OTHER EXPENSE:
Interest expense, net	(563)	(67)
Other loss	(133)	(23)
Total other expense	(696)	(90)
Loss from continuing operations before income taxes	(510)	(213)
Benefit for income taxes	79	37
Net loss from continuing operations, net of income taxes	(431)	(176)
Discontinued operations, net of income taxes	7	—
Net loss	(424)	(176)
Net loss attributable to noncontrolling interests	1	—
Net loss attributable to Caesars	$(423)	$(176)

Net loss per share - basic and diluted:
Basic loss per share from continuing operations	$(2.06)	$(2.25)
Basic income per share from discontinued operations	0.03	—
Basic loss per share	$(2.03)	$(2.25)
Diluted loss per share from continuing operations	$(2.06)	$(2.25)
Diluted income per share from discontinued operations	0.03	—
Diluted loss per share	$(2.03)	$(2.25)
Weighted average basic shares outstanding	208	78
Weighted average diluted shares outstanding	208	78
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2021	2020
Net loss	$(424)	$(176)
Change in fair market value of interest rate swaps, net of tax	12	—
Other	(1)	—
Other comprehensive income, net of tax	11	—
Comprehensive loss	(413)	(176)
Comprehensive loss attributable to noncontrolling interests	1	—
Comprehensive loss attributable to Caesars	$(412)	$(176)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Common Stock					Treasury Stock
(In millions)	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Amount	Non controlling Interests	Total Stockholders’ Equity
Balance, December 31, 2019	78	$—	$760	$366	$—	$(9)	$—	$1,117
Issuance of restricted stock units	—	—	6	—	—	—	—	6
Net loss	—	—	—	(176)	—	—	—	(176)
Shares withheld related to net share settlement of stock awards	—	—	(7)	—	—	—	—	(7)
Balance, March 31, 2020	78	$—	$759	$190	$—	$(9)	$—	$940

Balance, December 31, 2020	208	$—	$6,382	$(1,391)	$34	$(9)	$18	$5,034
Issuance of restricted stock units	—	—	23	—	—	—	—	23
Net loss	—	—	—	(423)	—	—	(1)	(424)
Other comprehensive income, net of tax	—	—	—	—	11	—	—	11
Shares withheld related to net share settlement of stock awards	—	—	(14)	—	—	—	—	(14)
Balance, March 31, 2021	208	$—	$6,391	$(1,814)	$45	$(9)	$17	$4,630
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$45	$30

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(65)	(23)
Acquisition of gaming rights	(2)	—
Proceeds from sale of businesses, property and equipment, net of cash sold	4	10
Proceeds from the sale of investments	42	—
Proceeds from insurance related to property damage	26	—
Investments in unconsolidated affiliates	(30)	—
Net cash used in investing activities	(25)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	—	465
Repayments of long-term debt and revolving credit facilities	(16)	(10)
Taxes paid related to net share settlement of equity awards	(14)	(7)
Net cash provided by (used in) financing activities	(30)	448

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	27	—
Net cash from discontinued operations	27	—
Effect of foreign currency exchange rates on cash	21	—
Increase in cash, cash equivalents and restricted cash	38	465
Cash, cash equivalents and restricted cash, beginning of period	4,216	217
Cash, cash equivalents and restricted cash, end of period	$4,254	$682

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$1,794	$672
Restricted cash included in restricted cash and investments	2,050	4
Restricted and escrow cash included in other assets, net	410	6
Total cash, cash equivalents and restricted cash	$4,254	$682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$490	$64
Income taxes refunded, net	(1)	(16)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	33	16
Land contributed to joint venture	61	—
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The accompanying consolidated condensed financial statements include the accounts of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us” within these financial statements.
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2020 Annual Report.
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Comprehensive Loss as our “Statements of Operations,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.”
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
The Company owns, leases or manages an aggregate of 54 domestic properties in 16 states with approximately 54,600 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 3,200 table games and approximately 47,700 hotel rooms as of March 31, 2021. We also have international operations in five countries outside of the U.S. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Upon completion of our previously announced sales, or expected sales, of certain gaming properties, we expect to continue to own, lease or manage 48 properties. See Note 15 for segment information. The Company’s primary source of revenue is generated by gaming operations, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to its properties.
The Company has entered into several agreements to divest of certain properties and initiated plans to divest of other assets, including non-core properties or divestitures required by regulatory agencies. See Note 2 for further discussion of the Merger and other transactions and Note 3 for a discussion of properties recently sold or currently held for sale.
Certain properties, including Harrah’s Louisiana Downs, Caesars Southern Indiana, Horseshoe Hammond, and Caesars UK group, including Emerald Resort & Casino, met held for sale criteria as of the date of the closing of the Merger. The sales of these properties are expected to close within one year and the properties are classified as discontinued operations.
Acquisition of William Hill
On September 30, 2020, the Company announced that it had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which the Company would acquire the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction of approximately £2.9 billion. In order to manage the risk of appreciation of the GBP denominated purchase price the Company entered into foreign exchange forward contracts, which were settled as of March 31, 2021. See Note 7.
On September 29, 2020, the Company entered into a debt financing commitment letter pursuant to which the lenders party thereto committed to arrange and provide a newly formed subsidiary of the Company with (a) a £1.0 billion senior secured 540-day bridge loan facility, (b) a £116 million senior secured 540-day revolving credit facility and (c) a £503 million senior secured 60-day bridge loan facility (collectively, the “Debt Financing”), which was amended and restated on December 11, 2020 in order to join additional lenders as parties thereto.
Pending negotiation of the definitive loan agreement for the Debt Financing, on October 6, 2020, a newly formed subsidiary of the Company entered into a £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) with Deutsche Bank

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
AG, London Branch and JPMorgan Chase Bank, N.A. to provide: (a) a 90-day £1.0 billion interim asset sale bridge facility and (b) a 90-day £503 million interim cash confirmation bridge facility, which Interim Facilities Agreement was amended and restated on December 11, 2020 in order to join additional lenders as parties thereto.
On April 20, 2021, a UK Court sanctioned the proposed acquisition and on April 22, 2021, the Company completed the acquisition of William Hill PLC for £2.9 billion, or approximately $4.0 billion (the “William Hill Acquisition”). See Note 2.
In addition to the financing transactions described above, certain net assets of Caesars and William Hill will be assessed in determining the consideration transferred and the allocation of the purchase price.
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing. The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility. The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement will be used for working capital and general corporate purposes. The Interim Facilities Agreement was terminated upon the execution of the Bridge Credit Agreement for the Debt Financing. The Bridge Credit Agreement is included within William Hill’s non-U.S. operations which is expected to be divested.
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the current period presentation. Marketing and promotions expense previously disclosed for the three months ended March 31, 2020 has been reclassified to Casino and pari-mutuel commissions expense and General and administrative expense based on the nature of the expense.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, all of which are normal and recurring, considered necessary for a fair presentation. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or any future period. See Note 15 for a listing of properties included in each segment and the determination of our segments.
The presentation of financial information herein for the period after the Company’s acquisition of Former Caesars on July 20, 2020 is not fully comparable to the periods prior to the acquisition. In addition, the presentation of financial information herein for the periods after the Company’s sales of various properties are not fully comparable to the periods prior to their respective sale dates. See Note 2 for further discussion of the Merger and related transactions and Note 3 for properties recently sold or currently held for sale.
Consolidation of Subsidiaries and Variable Interest Entities
Our consolidated condensed financial statements include the accounts of Caesars and its subsidiaries after elimination of all intercompany accounts and transactions.
We consolidate all subsidiaries in which we have a controlling financial interest and variable interest entities (“VIEs”) for which we or one of our consolidated subsidiaries is the primary beneficiary. Control generally equates to ownership percentage, whereby (i) affiliates that are more than 50% owned are consolidated; (ii) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where we have determined that we have significant influence over the entities; and (iii) investments in affiliates of 20% or less are generally accounted for as investments in equity securities.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Consolidation of Korea Joint Venture
The Company had a joint venture to acquire, develop, own, and operate a casino resort project in Incheon, South Korea (the “Korea JV”). We determined that the Korea JV was a VIE and the Company was the primary beneficiary, and therefore, we had consolidated the Korea JV into our financial statements. As of December 31, 2020, the assets and liabilities of the Korea JV were classified as held for sale and consisted of $130 million of Property and equipment and other assets and $130 million of current and other long-term liabilities. We sold our interest in the Korea JV on January 21, 2021 and derecognized its assets and liabilities from our Balance Sheets. There was no gain or loss associated with the sale.
Recent Developments Related to COVID-19
In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and has since spread throughout much of the world, including the U.S. All of the Company’s casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of the COVID-19 public health emergency. The Company has resumed certain operations at substantially all of our properties as of March 31, 2021, with the exception of Lake Charles which was severely damaged by Hurricane Laura (See Note 8), and many of our international properties. During the three months ended March 31, 2021, most of our properties have experienced positive trends as restrictions on maximum capacities and amenities available are eased.
The Company continued to pay its full-time employees through April 10, 2020, including tips and tokens. Effective April 11, 2020, the Company furloughed approximately 90% of its employees, implemented salary reductions and committed to continue to provide benefits to its employees through their furloughed period. A portion of the Company’s workforce has returned to service as the properties have resumed operations with limited capacities and in compliance with operating restrictions imposed by governmental or tribal orders, directives, and guidelines. Due to a triggering event resulting from the COVID-19 public health emergency, the Company recognized impairment charges of $116 million related to goodwill and trade names during the three months ended March 31, 2020.
The COVID-19 public health emergency has had, and continues to have, a material adverse effect on the Company’s business, financial condition and results of operations for the three months ended March 31, 2021 and 2020. As a result, the terms of our debt arrangements provide that the financial covenant measurement period is not effective through September 30, 2021, so long as we comply with a minimum liquidity requirement. See Note 9. In addition, on March 19, 2021, the Company filed a lawsuit against its insurance carriers for losses attributed to COVID-19 public health emergency. See Note 8.
Although the Company is experiencing positive operating trends thus far in 2021, the extent of the ongoing and future effects of the COVID-19 public health emergency on the Company’s business and the casino resort industry generally is uncertain. The extent and duration of the negative impact of COVID-19 public health emergency will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak, restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders or additional restrictions in response to continued developments with the COVID-19 public health emergency, the Company’s ability to adapt to evolving operating procedures, the impact on consumer demand and discretionary spending, the length of time it takes for demand to return, the efficacy and availability of vaccines, and the Company’s ability to adjust its cost structures for the duration of the outbreak’s effect on its operations.
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification (“ASC”).
Effective January 1, 2021, we adopted the following Accounting Standards Updates (“ASU”) which did not have a material effect on our financial statements:
•ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General
The following ASUs were not implemented as of March 31, 2021:
Previously Disclosed
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in this update are intended to provide relief to the companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The amendments in this update are effective as of March 12, 2020 and companies may elect to apply the amendments prospectively through December 31, 2022. The Company has not yet adopted this new guidance and is evaluating the qualitative and quantitative effect the new guidance will have on its Financial Statements.
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging. This update amends guidance on convertible instruments and the guidance on derivative scope exception for contracts in an entity’s own equity. The amendments for convertible instruments reduce the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, the amendments provide guidance on instruments that will continue to be subject to separation models and improves disclosure for convertible instruments and guidance for earnings per share. Furthermore, the update amends guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. These amendments should be applied on either a modified retrospective basis or a fully retrospective basis. The Company is currently assessing the effect the adoption of this standard will have on its Financial Statements.
Note 2. Acquisitions and Purchase Price Accounting
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

(In millions)	Consideration
Cash consideration paid	$6,090
Shares issued to Former Caesars shareholders (a)	2,381
Cash paid to retire Former Caesars debt	2,356
Other consideration paid	48
Total purchase consideration	$10,875

____________________
(a)Former Caesars common stock was converted into the right to receive approximately 0.3085 shares of Company Common Stock, with a value equal to approximately $12.41 in cash (based on the volume weighted average price per share of Company Common Stock for the ten trading days ending on July 16, 2020).
Preliminary Purchase Price Allocation
The fair values are based on management’s analysis including preliminary work performed by third party valuation specialists, which are subject to finalization over the one-year measurement period. The purchase price accounting for Former Caesars is preliminary as it relates to determining the fair value of certain assets and liabilities, including goodwill, and is subject to change. The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Former Caesars, with the excess recorded as goodwill as of March 31, 2021:

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(In millions)	Fair Value
Current and other assets	$4,149
Property and equipment	12,691
Goodwill	8,928
Intangible assets (a)	3,364
Other noncurrent assets	676
Total assets	$29,808

Current liabilities	$1,844
Financing obligation	8,149
Long-term debt	6,591
Noncurrent liabilities	2,331
Total liabilities	18,915
Noncontrolling interests	18
Net assets acquired	$10,875
____________________
(a)Intangible assets consist of gaming rights valued at $388 million, trade names valued at $2.1 billion, Caesars Rewards programs valued at $523 million and customer relationships valued at $403 million.
As noted above, the preliminary purchase price allocation is subject to a measurement period and our estimates as of December 31, 2020 have been revised as of March 31, 2021. The net impact of these changes in our preliminary valuations was a $6 million increase to goodwill, $8 million increase to current liabilities and $2 million decrease to noncurrent liabilities. The effect of these revisions during the quarter did not have any impact on our Statements of Operations.
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
Certain financial assets acquired were determined to have experienced more than insignificant deterioration of credit quality since origination. A reconciliation of the difference between the purchase price of financial assets, including acquired markers, and the face value of the assets is as follows:

(In millions)
Purchase price of financial assets	$95
Allowance for credit losses at the acquisition date based on the acquirer’s assessment	89
Discount (premium) attributable to other factors	2
Face value of financial assets	$186
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Customer relationships are valued using an income approach, comparing the prospective cash flows with and without the customer relationships in place to estimate the fair value of the customer relationships, with the fair value assumed to be equal to the discounted cash flows of the business that would be lost if the customer relationships were not in place and needed to be replaced. We estimate the useful life of these customer relationships to be approximately seven years from the Merger date.
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
Goodwill is the result of expected synergies from the operations of the combined company and the assembled workforce of Former Caesars. The final assignment of goodwill to our reporting units has not been completed. The goodwill acquired will not generate amortization deductions for income tax purposes.
The fair value of long-term debt has been calculated based on market quotes. The fair value of the financing obligations were calculated as the net present value of both the fixed base rent payments and the forecasted variable payments plus the expected residual value of the land and building returned at the end of the expected usage period.
The Company recognized acquisition-related transaction costs in connection with the Merger of $12 million and $9 million for the three months ended March 31, 2021 and 2020, respectively. These costs were associated with legal, IT costs, internal labor and professional services and were recorded in Transaction costs and other operating costs in our Statements of Operations.
For the period of January 1, 2021 through March 31, 2021, the properties of Former Caesars generated net revenues of $1.3 billion, excluding discontinued operations, and net loss of $482 million.
Acquisition of William Hill
On April 22, 2021, we completed the previously announced acquisition of William Hill PLC for cash consideration of approximately £2.9 billion, or approximately $4.0 billion, based on the GBP:USD exchange rate on the closing date.
Currently, William Hill PLC’s U.S. subsidiary, William Hill U.S. Holdco (“William Hill US” and together with William Hill PLC, “William Hill”) operates 37 sportsbooks at our properties in eight states (see Note 4) and, following the William Hill Acquisition, Caesars and William Hill will conduct sports wagering across 17 states across the U.S. plus the District of Columbia. Additionally, we will operate regulated online real money gaming businesses in four states — Nevada, Pennsylvania, New Jersey, and Michigan — and continue to leverage the World Series of Poker (“WSOP”) brand, and license the WSOP trademarks for a variety of products and services. Extensive usage of digital platforms and growing bettor demand are driving the market for online sports betting platforms in the U.S. and the William Hill Acquisition positions us to address this growing market. The Company intends to divest the non-U.S. operations including the UK and international online divisions and the retail betting shops.
The Company previously held an equity interest in William Hill PLC and William Hill US (see Note 4). Accordingly, the acquisition will be accounted for as a business combination achieved in stages, or a “step acquisition.” The major classes of assets acquired include cash and cash equivalents, trade and other accounts receivable, property and equipment, intangible assets, and other assets. The major classes of liabilities assumed include trade and other accounts payable, accrued expenses, long-term debt and other liabilities. Certain of the net assets of William Hill are the result of transactions with Caesars. Such net assets will be assessed and may be eliminated in connection with the William Hill Acquisition.
Given the short period of time from the acquisition completion date and the date of these consolidated condensed financial statements, and the size and complexity of the transaction, the initial accounting for the business combination is incomplete at this time. The Company is not able to provide the valuation of certain components of consideration transferred or provide the

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
allocation of consideration paid to the assets acquired or liabilities assumed. Supplemental pro forma revenue and earnings of the combined company are predicated on the completion of the business combination accounting and allocation of consideration.
The Company recognized acquisition-related transaction costs of $5 million for the three months ended March 31, 2021.
Note 3. Assets Held for Sale
The Company periodically divests assets that it does not consider core to its business to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. The carrying value of the net assets held for sale are compared to the expected selling price and any expected losses are recorded immediately. Gains or losses associated with the disposal of assets held for sale are recorded within other operating costs, unless the assets represent a discontinued operation.
Held for sale - Continuing operations
MontBleu, Evansville and Baton Rouge
On April 6, 2021, the Company consummated the sale of the equity interests of MontBleu Casino Resort & Spa (“MontBleu”) to Bally’s Corporation (formerly Twin River Worldwide Holdings, Inc.) for $15 million, subject to a customary working capital adjustment, resulting in a loss of approximately $2 million. The purchase price for MontBleu is due no later than the first anniversary of the consummation of the transaction. MontBleu’s assets and liabilities were held for sale as of March 31, 2021, and the results of operations are included in income from continuing operations in the periods presented.
As a result of the execution of the agreement to sell MontBleu, an impairment charge totaling $45 million was recorded during the three months ended March 31, 2020 due to the carrying value exceeding the estimated net sales proceeds. The impairment charges resulted in a reduction to the carrying amounts of the right-of-use assets, property and equipment, and goodwill and other intangibles totaling $18 million, $23 million and $4 million, respectively. MontBleu was within the Regional segment.
On July 16, 2020, in connection with its review of the Merger, the Indiana Gaming Commission determined as a condition to their approval of the Merger that the Company will be required to divest three properties within the state of Indiana in order to avoid undue economic concentration. On October 27, 2020, the Company entered into an agreement to sell the equity interests of Tropicana Evansville (“Evansville”) to Gaming and Leisure Properties, Inc. (“GLPI”) and Bally’s Corporation for $480 million, subject to a customary working capital adjustment. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in mid-2021. On December 24, 2020, the Company entered into an agreement to sell the equity interests of Caesars Southern Indiana. In addition, the Company plans to enter into an agreement to sell Horseshoe Hammond prior to December 31, 2021. Evansville met the requirements for presentation as assets held for sale as of March 31, 2021, while Caesars Southern Indiana and Horseshoe Hammond met the requirements for presentation as discontinued operations (see discussion below).
On December 1, 2020, the Company entered into a definitive agreement with CQ Holding Company, Inc. to sell the equity interests of Belle of Baton Rouge Casino & Hotel (“Baton Rouge”). The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the third quarter of 2021. Baton Rouge met the requirements for presentation as assets held for sale as of March 31, 2021.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The assets and liabilities held for sale of continuing operations, accounted for at carrying value unless fair value is lower, were as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(In millions)	MontBleu	Evansville	Baton Rouge
Assets:
Cash	$2	$8	$2
Property and equipment, net	37	302	2
Goodwill	—	9	—
Gaming licenses and other intangibles, net	—	138	—
Other assets, net	33	33	1
Assets held for sale	$72	$490	$5

Current liabilities	$8	$11	$3
Other long-term liabilities	63	13	1
Liabilities related to assets held for sale	$71	$24	$4

	December 31, 2020
(In millions)	MontBleu	Evansville	Baton Rouge
Assets:
Cash	$3	$7	$2
Property and equipment, net	37	302	2
Goodwill	—	9	—
Gaming licenses and other intangibles, net	—	138	—
Other assets, net	32	49	1
Assets held for sale	$72	$505	$5

Current liabilities	$8	$12	$2
Other long-term liabilities	63	24	1
Liabilities related to assets held for sale	$71	$36	$3
The following information presents the net revenues and net income (loss) for the Company’s properties considered continuing operations, that are held for sale:

	Three Months Ended March 31, 2021
(In millions)	MontBleu	Evansville	Baton Rouge
Net revenues	$11	$31	$4
Net income (loss)	4	13	(1)

	Three Months Ended March 31, 2020
(In millions)	MontBleu	Evansville	Baton Rouge
Net revenues	$9	$33	$6
Net income (loss)	(42)	1	(10)
Held for sale - Sold
Eldorado Shreveport, Kansas City and Vicksburg Divestitures
Prior to their respective closing dates, Eldorado Shreveport, Isle of Capri Casino Kansas City (“Kansas City”), and Lady Luck Casino Vicksburg (“Vicksburg”) met the requirements for presentation as assets held for sale under GAAP. However, they did not meet the requirements for presentation as discontinued operations. All properties were previously reported in the Regional segment.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following information presents the net revenues and net income of held for sale properties, which were recently sold, for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(In millions)	Eldorado Shreveport	Kansas City	Vicksburg
Net revenues	$23	$14	$5
Net income	2	3	—
Held for sale - Discontinued operations
As result of the Merger, certain Former Caesars properties, including Harrah’s Louisiana Downs, Caesars Southern Indiana, Horseshoe Hammond, and Caesars UK group, including Emerald Resorts & Casino met held for sale criteria as of the date of the closing of the Merger. The sales of these properties have or are expected to close within one year and the properties are classified as discontinued operations. Caesars UK group, including Emerald Resorts & Casino, is within the Managed, International, CIE segment while all other discontinued operations are in the Regional segment.
On September 3, 2020, the Company and VICI Properties L.P., a Delaware limited partnership (“VICI”) entered into an agreement to sell the equity interests of Harrah’s Louisiana Downs to Rubico Acquisition Corp. for $22 million, subject to a customary working capital adjustment, which proceeds will be split between the Company and VICI. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the third quarter of 2021.
On December 24, 2020, the Company entered into an agreement to sell the equity interests of Caesars Southern Indiana to the Eastern Band of Cherokee Indians (“EBCI”) for $250 million, subject to customary purchase price adjustments. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals, and is expected to close in the third quarter of 2021.
The following information presents the net revenues and net income (loss) for the Company’s properties that are part of discontinued operations for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
(In millions)	Harrah’s Louisiana Downs	Horseshoe Hammond	Caesars UK	Caesars Southern Indiana
Net revenues	$13	$93	$10	$49
Net income (loss)	4	14	(7)	—
The assets and liabilities held for sale as discontinued operations, accounted for at carrying value unless fair value was lower, were as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(In millions)	Harrah’s Louisiana Downs	Horseshoe Hammond	Caesars UK	Caesars Southern Indiana
Assets:
Cash	$7	$16	$18	$8
Property and equipment, net	10	405	75	415
Goodwill	3	141	3	136
Gaming licenses and other intangibles, net	5	30	29	23
Other assets, net	—	37	114	4
Assets held for sale	$25	$629	$239	$586

Current liabilities	$8	$28	$65	$17
Other long-term liabilities (a)	5	72	116	334
Liabilities related to assets held for sale	$13	$100	$181	$351

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	December 31, 2020
(In millions)	Harrah’s Louisiana Downs	Horseshoe Hammond	Caesars UK	Caesars Southern Indiana
Assets:
Cash	$6	$18	$32	$8
Property and equipment, net	11	402	75	418
Goodwill	3	141	3	136
Gaming licenses and other intangibles, net	5	30	28	23
Other assets, net	—	38	117	4
Assets held for sale	$25	$629	$255	$589

Current liabilities	$6	$26	$73	$13
Other long-term liabilities (a)	6	72	120	332
Liabilities related to assets held for sale	$12	$98	$193	$345
____________________
(a)We have included $339 million and $336 million of deferred finance obligation as of March 31, 2021 and December 31, 2020, respectively, as held for sale liabilities for Caesars Southern Indiana and Harrah’s Louisiana Downs, which represent our preliminary purchase price allocation of the liability which will be derecognized upon completion of those divestitures. We have not included any portion of the deferred finance obligation associated with Horseshoe Hammond as held for sale as we do not yet have any sale agreements in place or know the effect of any possible master lease modification on our deferred finance lease liability.
Note 4. Investments in and Advances to Unconsolidated Affiliates
William Hill
The Company entered into a 25-year agreement, which became effective January 29, 2019, with William Hill which granted to William Hill the right to conduct betting activities, including operating our sportsbooks, in retail channels under certain skins for online channels with respect to the Company’s current and future properties, and conduct certain real money online gaming activities. The Company received a 20% ownership interest in William Hill US as well as 13 million ordinary shares of William Hill PLC, which shares initially received were subject to restrictions on transfer. The time restrictions on approximately 6 million shares expire within the next twelve months and are classified as current. Additionally, the Company receives a profit share from the operations of sports betting and other gaming activities associated with the Company’s properties. “Skin” in the context of this agreement refers to the Company’s ability to grant to William Hill an online channel that allows William Hill to operate online casino and sports gaming activities in reliance on, and utilizing the benefit of, any licenses granted to the Company or its subsidiaries.
As of March 31, 2021 and December 31, 2020, the Company’s receivable from William Hill totaled $13 million and $7 million, respectively, and is reflected in Due from affiliates on the Balance Sheets.
The Company is accounting for its investment in William Hill US under the equity method. The fair value of the Company’s initial investment in William Hill US of $129 million at January 29, 2019 was determined using Level 3 inputs. As of March 31, 2021 and December 31, 2020, the carrying value of the Company’s interest in William Hill US totaled $126 million and $128 million, respectively, and is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
The Company is accounting for its investment in William Hill PLC as an investment in equity securities. As of March 31, 2021 and December 31, 2020, the fair value of the William Hill PLC shares totaled $45 million and $44 million, respectively, net of cumulative unrealized gains of $18 million and $17 million, respectively, and is included in Other assets, net on the Balance Sheets. The Company recorded an unrealized gain of $1 million and an unrealized loss of $19 million during the three months ended March 31, 2021 and 2020, respectively.
As described above, the Company granted William Hill the right to the use of certain skins to operate online sports betting operations through our market access in each state and operate retail sports betting in our current and future properties for an equity method investment. The fair value of the William Hill US and William Hill PLC shares received have been deferred and are recognized as revenue on a straight-line basis over the 25-year agreement term. The Company recognized revenue of $2 million for the three months ended March 31, 2021 and 2020, and is recorded in Other revenue in the Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
As of March 31, 2021 and December 31, 2020, the balance of the William Hill deferred revenue totaled $132 million and $134 million, respectively, and is recorded in other long-term liabilities on the Balance Sheets.
On April 22, 2021, the Company consummated its previously announced acquisition of William Hill PLC in an all-cash transaction. See Note 1. The investments and transactions among Caesars and William Hill described above will be assessed as part of the consideration transferred and the allocation of the purchase price. See Note 2.
Pompano Joint Venture
In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. The Company has made cash contributions totaling $1 million and has contributed land. On February 12, 2021, the Company contributed an additional 186 acres to the joint venture for a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million, and the Company has no further obligation to contribute additional real estate or cash as of March 31, 2021. We entered into a short-term lease agreement in February 2021, which we can cancel at anytime, to lease back a portion of the land from the joint venture.
While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction costs and other operating costs on the Statements of Operations. As of March 31, 2021 and December 31, 2020, the Company’s investment in the joint venture is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
Note 5. Property and Equipment

(In millions)	March 31, 2021	December 31, 2020
Land	$2,113	$2,174
Buildings, riverboats, and leasehold and land improvements	11,702	11,686
Furniture, fixtures, and equipment	1,426	1,404
Construction in progress	134	118
Total property and equipment	15,375	15,382
Less: accumulated depreciation	(1,292)	(1,049)
Total property and equipment, net	$14,083	$14,333
Our property and equipment is subject to various operating leases for which we are the lessor. We lease our property and equipment related to our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended March 31,
(In millions)	2021	2020
Depreciation expense	$245	$43
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease.
Note 6. Goodwill and Intangible Assets, net
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company determines the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is recorded as goodwill.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Changes in Carrying Value of Goodwill and Other Intangible Assets

		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
December 31, 2020	$479	$9,723	$3,774
Amortization	(20)	—	—
Acquisition of gaming rights	—	—	2
Other	—	6	—
March 31, 2021	$459	$9,729	$3,776
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	March 31, 2021				December 31, 2020
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$488	$(111)	$377	$488	$(92)	$396
Gaming rights and other	34 years	84	(2)	82	84	(1)	83
		$572	$(113)	459	$572	$(93)	479

Non-amortizing intangible assets
Trademarks				2,161			2,161
Gaming rights				1,092			1,090
Caesars Rewards				523			523
				3,776			3,774
Total amortizing and non-amortizing intangible assets, net				$4,235			$4,253
Amortization expense with respect to intangible assets for the three months ended March 31, 2021 and 2020 totaled $20 million and $7 million, respectively, which is included in depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2021	Years Ended December 31,
(In millions)		2022	2023	2024	2025	2026
Estimated annual amortization expense	$61	$64	$60	$60	$60	$60
Note 7. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the Balance Sheets at March 31, 2021 and December 31, 2020:

	March 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash and investments	$1	$1	$45	$47
Marketable securities	20	11	—	31
Total assets at fair value	$21	$12	$45	$78
Liabilities:
Derivative instruments - 5% Convertible Notes	$—	$477	$—	$477
Derivative instruments - interest rate swaps	—	75	—	75
Total liabilities at fair value	$—	$552	$—	$552

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash and investments	$1	$3	$44	$48
Marketable securities	23	10	—	33
Derivative instruments - FX forward	—	40	—	40
Total assets at fair value	$24	$53	$44	$121
Liabilities:
Derivative instruments - 5% Convertible Notes	$—	$326	$—	$326
Derivative instruments - interest rate swaps	—	90	—	90
Total liabilities at fair value	$—	$416	$—	$416
The change in restricted cash and investments valued using Level 3 inputs for the three months ended March 31, 2021 is as follows:

(In millions)	Level 3 Investments
Fair value of investment at December 31, 2020	$44
Unrealized gain	1
Fair value at March 31, 2021	$45
There were no transfers in or out of Level 3 investments during the three months ended March 31, 2021.
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
In November 2018, the Company entered into a 20-year agreement with The Stars Group Inc., which was subsequently acquired by Flutter Entertainment PLC (“Flutter”) to provide options to obtain access to a second skin for online sports wagering and third skin for real money online gaming and poker with respect to the Company’s properties in the U.S. Under the terms of the agreement, the Company received common shares, as a revenue share from certain operations of Flutter under the Company’s licenses. The fair value of the shares received has been deferred and is recognized as revenue on a straight-line basis over the 20-year agreement term. All shares initially received were subject to a one year restriction on transfer from the date they are received. All shares held are unrestricted as of March 31, 2021.
As of March 31, 2021 and December 31, 2020, the fair value of shares held was $10 million, and is included in Prepayments and other current assets on the Balance Sheets. The Company recorded an unrealized gain of less than a million during the three months ended March 31, 2021, and an unrealized loss of $3 million during the three months ended March 31, 2020, which were included in Other income (loss) on the Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Derivative Instruments
The Company does not purchase or hold any derivative financial instruments for trading purposes.
5% Convertible Notes - Derivative Liability
On October 6, 2017, Former Caesars issued $1.1 billion aggregate principal amount of 5% Convertible Notes.
The 5% Convertible Notes are convertible into approximately 0.014 shares of Company Common Stock and $1.17 of cash per $1.00 principal amount of 5% Convertible Notes. The 5% Convertible Notes are convertible at any time at the option of the holders thereof or the Company. We do not intend to exercise our option to convert these notes prior to maturity.
Conversion of the remaining $325 million in aggregate principal amount of outstanding 5% Convertible Notes, of which $10 million was held in trust as of March 31, 2021, would result in the issuance of an aggregate of 4.5 million shares of Company Common Stock and payment of $379 million. The 5% Convertible Notes mature in October 2024 and have a remaining life of approximately 3.5 years.
Management analyzed the conversion features for derivative accounting consideration under ASC Topic 815, Derivatives and Hedging, (“ASC 815”) and determined that the 5% Convertible Notes contain bifurcated derivative features and qualify for derivative accounting. In accordance with ASC 815, the Company has bifurcated the conversion features of the 5% Convertible Notes and recorded a derivative liability. The 5% Convertible Notes derivative features are not designated as hedging instruments. The derivative features of the 5% Convertible Notes are carried on the Company’s Balance Sheets at fair value in Other long-term liabilities. The derivative liability is marked-to-market each period and the change in fair value, which is primarily due to fluctuations in the share price of our common stock, is recorded as a component of Other income (loss) in the Statements of Operations. For the three months ended March 31, 2021, the change in fair value resulted in a loss of $151 million. The derivative liability associated with the 5% Convertible Notes will remain in effect until such time as the underlying convertible notes are exercised or terminated and the resulting derivative liability will be reclassified from a liability to equity as of such date.
Valuation Methodology
The 5% Convertible Notes had an initial face value of $1.1 billion, an initial term of seven years, and a coupon rate of 5%.
As of March 31, 2021 we estimated the fair value of the 5% Convertible Notes using a market-based approach that incorporated the value of both the straight debt and conversion features of the 5% Convertible Notes. The valuation model incorporated actively traded prices of the 5% Convertible Notes as of the reporting date, and assumptions regarding the incremental cost of borrowing for CEI. The key assumption used in the valuation model is the actively traded price of the 5% Convertible Notes and the incremental cost of borrowing is an indirectly observable input. The fair value for the conversion features of the 5% Convertible Notes is classified as Level 2 measurement.
Key Assumptions as of March 31, 2021:
•Actively traded price of 5% Convertible Notes - $254.05
•Incremental cost of borrowing - 4.3%
Forward contracts
In relation to the William Hill Acquisition, on September 28, 2020, the Company entered into a foreign exchange forward contract to hedge the risk of appreciation of the GBP denominated purchase price. On October 9, 2020, the Company entered into a foreign exchange forward contract to purchase £536 million at a contracted exchange rate. On March 25, 2021, the forward contract was settled, for which the Company received $41 million in proceeds. The Company recorded a gain of approximately $1 million during the three months ended March 31, 2021, which was recorded in the Other income (loss) on the Statements of Operations.
Interest Rate Swap Derivatives
We assumed Former Caesars interest rate swaps to manage the mix of assumed debt between fixed and variable rate instruments. As of March 31, 2021, we have seven interest rate swap agreements to fix the interest rate on $2.3 billion of variable rate debt related to the Caesars Resort Collection (“CRC”) Credit Agreement. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense at settlement. Changes in the variable interest rates to be received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
cash flows.
The major terms of the interest rate swap agreements as of March 31, 2021 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of March 31, 2021	Maturity Date
1/1/2019	250	2.196%	0.1145%	12/31/2021
12/31//2018	250	2.274%	0.1145%	12/31/2022
1/1/2019	400	2.788%	0.1145%	12/31/2021
12/31//2018	200	2.828%	0.1145%	12/31/2022
1/1/2019	200	2.828%	0.1145%	12/31/2022
12/31//2018	600	2.739%	0.1145%	12/31/2022
1/2/2019	400	2.707%	0.1145%	12/31/2021
Valuation Methodology
The estimated fair values of our interest rate swap derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. The interest rate swap derivative instruments are included in either Other assets, net or Other long-term liabilities on our Balance Sheets. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability. None of our derivative instruments are offset and all were classified as Level 2.
Financial Statement Effect
The effect of derivative instruments designated as hedging instruments on the Balance Sheets for amounts transferred into Accumulated other comprehensive income (loss) (“AOCI”) before tax was a gain of $15 million during the three months ended March 31, 2021. AOCI reclassified to Interest expense on the Statements of Operations was $14 million for the three months ended March 31, 2021. As of March 31, 2021, the interest rate swaps derivative liability of $75 million was recorded in Other long-term liabilities. Net settlement of these interest rate swaps results in the reclassification of deferred gains and losses within AOCI to be reclassified to the income statement as a component of interest expense as settlements occur. The estimated amount of existing gains or losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $52 million.
Accumulated Other Comprehensive Income
The changes in AOCI by component, net of tax, for the period through March 31, 2021 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2020	$26	$8	$—	$34
Other comprehensive loss before reclassifications	(2)	—	(1)	(3)
Amounts reclassified from accumulated other comprehensive income	14	—	—	14
Total other comprehensive income, net of tax	12	—	(1)	11
Balances as of March 31, 2021	$38	$8	$(1)	$45
Note 8. Litigation, Commitments and Contingencies
Litigation
We are a party to various legal proceedings. Such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations. While we maintain insurance coverage that we believe is adequate to mitigate the risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
On July 14, 2020, the Company filed a lawsuit for damages and declaratory relief in state court in New York relating to a transfer fee of $50 million that was assessed by the Indiana Gaming Commission upon the Company’s purchase of Hoosier Park Racino and Casino in 2017 from Centaur Holdings, LLC. Contemporaneous with the filing of the lawsuit, the Company notified the sellers that it was withholding payment of $50 million from amounts that were otherwise due to the sellers as a portion of a deferred payment for the purchase from the sellers. In the lawsuit, the Company seeks a declaration from the Court that the Sellers are required to indemnify Caesars for its losses arising out of or relating to payment of the transfer fee and that the Company is entitled to offset the $50 million transfer fee against payments otherwise due to the sellers. The Defendants in that suit have filed Motions to Dismiss the Company’s claims. Briefing on the Motion has been concluded and the parties await a decision from the Court.
COVID-19 Insurance Claims
The COVID-19 public health emergency has had a significant impact on the Company’s business and employees, as well as the communities where the Company operates and serves. The Company purchased broad property insurance coverage to protect against “all risk of physical loss or damage” and resulting business interruption, unless specifically excluded by policies. The Company submitted claims for losses incurred as a result of the COVID-19 public health emergency which are expected to exceed $2 billion. The insurance carriers under the Company’s insurance policies have asserted that the policies do not cover losses incurred by the Company as a result of the COVID-19 public health emergency and have refused to make payments under the applicable policies. Therefore, on March 19, 2021, the Company filed a lawsuit against its insurance carriers in the state court in Clark County, Nevada. There can be no assurance as to the outcome of the litigation.
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
Capital Commitments
Harrah’s New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board (the “LGCB”), entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation (“NOBC”) and the City (collectively, the “Ground Lease Parties”) entered into a Second Amended and Restated Lease Agreement (the “Ground Lease”). Based on these amendments related to Harrah’s New Orleans, the Company is required to make certain payments and to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. In connection with the capital investment in Harrah’s New Orleans, we expect to rebrand the property as Caesars New Orleans.
Atlantic City
As required by the New Jersey Gaming Control Board in connection with its approval of the Merger, we have funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash. As of March 31, 2021, our restricted cash balance in the escrow account is $376 million for future capital expenditures in New Jersey.
Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports leagues and teams, sporting event facilities and sports television networks for tickets, suites, and advertising, marketing, promotional and sponsorship opportunities. As of March 31, 2021, obligations related to these agreements were $289 million with contracts extending through 2035, which include leasing of event suites that are generally considered short term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are rendered in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. Our total estimated self-insurance liability was $227 million and $223 million as of March 31, 2021 and December 31, 2020, respectively, recorded in Accrued other liabilities in our Balance Sheets.
Due to the novel nature of the disruption resulting from the COVID-19 public health emergency, actuarial data is limited for determining its effect. The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future. Alternatively, as a result of the recent work stoppages and reductions in workforce, a reduction of claims in future periods could be beneficial to our financial condition and results of operations.
Contingencies
Uncertainties
Since 2009, Harrah’s New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2016. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation. On July 2, 2019, the judge denied Harrah’s New Orleans’ motion for partial summary judgment and granted the Department of Revenue’s (the “Department”) partial motion for summary judgment, finding that Harrah’s New Orleans owes state sales taxes, as well as district and New Orleans occupancy taxes to the Department on all discounted or complimentary rooms furnished by Harrah’s New Orleans to patrons or guests at Harrah’s New Orleans hotel and certain third party hotels. Caesars appealed the trial Court’s decision to the Louisiana Court of Appeal, which Appeal was rejected. Caesars has since petitioned to the Louisiana Supreme Court for review of the Appeals Court’s decision. On January 9, 2021, the Louisiana Supreme Court issued a ruling granting in part and denying in part the Company’s Petition for Appeal. In its decision, the Supreme Court upheld the lower Courts’ decisions that the Company must pay taxes for complimentaries at Harrah’s New Orleans, but overturned the lower Courts’ rulings that the Company must pay such taxes for third party hotels. This matter will now proceed to trial for a determination of the amount of taxes due pursuant to the Louisiana Supreme Court’s ruling. Former Caesars paid $9 million under protest and is being held in escrow by the Department. Harrah’s New Orleans had accrued contingent liabilities of $44 million as of March 31, 2021.
Weather disruption - Lake Charles
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm severely damaging the Isle of Capri Casino Lake Charles. During the three months ended as of March 31, 2021, the Company received insurance proceeds of approximately $26 million related to damaged fixed assets and remediation costs. The Company also recorded a gain of approximately $8 million as proceeds received were in excess of the losses incurred and the net book value of the damaged property. The property will remain closed until 2022 when construction of a new land-based casino is expected to be complete.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 9. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2021				December 31, 2020
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CRC Revolving Credit Facility	2022	variable (a)	$—	$—	$—
CRC Term Loan	2024	variable (b)	4,547	4,146	4,133
CEI Revolving Credit Facility	2025	variable (a)	—	—	—
CRC Incremental Term Loan	2025	variable (c)	1,791	1,707	1,707
CRC Senior Secured Notes	2025	5.75%	1,000	981	981
CEI Senior Secured Notes	2025	6.25%	3,400	3,336	3,333
Convention Center Mortgage Loan	2025	7.70%	400	398	397
Unsecured Debt
5% Convertible Notes	2024	5.00%	315	291	288
CRC Notes	2025	5.25%	1,700	1,507	1,499
CEI Senior Notes	2027	8.125%	1,800	1,769	1,768
Special Improvement District Bonds	2037	4.30%	51	51	51
Long-term notes and other payables			2	2	2
Total debt			15,006	14,188	14,159
Current portion of long-term debt			(67)	(67)	(67)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(18)	(19)
Long-term debt			$14,939	$14,103	$14,073

Unamortized premiums, discounts and deferred finance charges				$836	$883
Fair value			$15,435
____________________
(a)Borrowing rates for our revolving credit facilities vary based on the election made at the time of draw down.
(b)LIBOR plus 2.75%.
(c)LIBOR plus 4.50%.

Annual Estimated Debt Service Requirements as of March 31, 2021
	Remaining	Years Ended December 31,
(In millions)	2021	2022	2023	2024	2025	Thereafter	Total
Annual maturities of long-term debt	$50	$67	$67	$4,753	$8,226	$1,843	$15,006
Estimated interest payments	560	820	810	850	600	300	3,940
Total debt service obligation (a)	$610	$887	$877	$5,603	$8,826	$2,143	$18,946
____________________
(a)Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facilities. Interest payments are estimated based on the forward-looking LIBOR curve and include the estimated impact of the seven interest rate swap agreements related to our CRC Credit Facility (see Note 7). Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of March 31, 2021 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of March 31, 2021 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Terms of Outstanding Debt
Debt Covenant Compliance
The CRC Credit Agreement, the CEI Revolving Credit Facility, and the indentures governing the CEI Senior Secured Notes, the CEI Senior Notes, the CRC Senior Secured Notes and the CRC Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
The indenture for the 5% Convertible Notes contains limited covenants as a result of amendments that became effective in connection with the consummation of the Merger. The CRC Revolving Credit Facility and CEI Revolving Credit Facility include a maximum first-priority net senior secured leverage ratio financial covenant of 6.35:1, which is applicable solely to the extent that certain testing conditions are satisfied. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.
The Company’s results of operations have been materially adversely affected by the impacts of the COVID-19 public health emergency. As a result, the current terms of the CEI Revolving Credit Facility, the CRC Credit Agreement provide that the financial covenant measurement period is not effective through September 30, 2021 so long as the Company and CRC, respectively, comply with a minimum liquidity requirement, which includes any such availability under the applicable revolving credit facilities.
As of March 31, 2021, the Company was in compliance with all of the applicable financial covenants described above.
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
The CRC Credit Agreement and the CRC Senior Secured Notes are guarantees on a senior secured basis by each existing and future material wholly-owned domestic subsidiary of CRC (subject to certain exceptions) and are secured by substantially all of the existing and future property and assets of CRC and its subsidiary guarantors (subject to certain exceptions). The CRC Notes are guaranteed on a senior unsecured basis by such subsidiaries.
Note 10. Revenue Recognition
The Company’s Statements of Operations presents net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below. We recast previously reported segment amounts to conform to the way management assesses results and allocates resources following the Merger. Refer to Note 15 for additional information on the Company’s reportable segments.

	Three Months Ended March 31, 2021
(In millions)	Las Vegas	Regional	Managed, International & CIE	Corporate and Other	Total
Casino and pari-mutuel commissions	$226	$890	$24	$—	$1,140
Food and beverage	84	81	1	—	166
Hotel	115	100	—	—	215
Other	72	37	65	4	178
Net revenues	$497	$1,108	$90	$4	$1,699

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31, 2020
(In millions)	Las Vegas	Regional	Managed, International & CIE	Corporate and Other	Total
Casino and pari-mutuel commissions	$—	$340	$—	$—	$340
Food and beverage	—	56	—	—	56
Hotel	—	48	—	—	48
Other	—	27	—	2	29
Net revenues	$—	$471	$—	$2	$473
Accounts receivable, net include the following amounts:

(In millions)	March 31, 2021	December 31, 2020
Casino and pari-mutuel commissions	$123	$135
Food and beverage and hotel	28	25
Other	173	178
Accounts receivable, net	$324	$338
Contract and Contract Related Liabilities
The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer, (2) player loyalty program obligations, subsequently combined as Caesars Rewards, which represents the deferred allocation of revenue relating to reward credits granted to Caesars Rewards members based on on-property spending, including gaming, hotel, dining, retail shopping, and player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which is primarily funds deposited by customers related to gaming play, advance payments received for goods and services yet to be provided (such as advance ticket sales, deposits on rooms and convention space or for unpaid wagers), and deferred revenues associated with the Company’s existing interests in William Hill (see Note 4). Except for deferred revenues related to William Hill, these liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within accrued other liabilities on the Company’s Balance Sheets.
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2021	2020	2021	2020	2021	2020
Balance at January 1	$32	$10	$94	$13	$278	$172
Balance at March 31	28	7	93	12	298	172
Increase / (decrease)	$(4)	$(3)	$(1)	$(1)	$20	$—
The March 31, 2021 balances exclude liabilities related to assets held for sale recorded in 2021 and 2020 (see Note 3).
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended March 31, 2021 and 2020, we recognized approximately $215 million and $48 million, respectively, in lease revenue related to lodging arrangements, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Other revenue in the Statements of Operations, and during the three months ended March 31, 2021, lease revenue related to conventions was not material. During the three months ended March 31, 2020, lease revenue related to conventions was $1 million.
Real Estate Operating Leases
During the three months ended March 31, 2021 and 2020, we recognized approximately $21 million and $2 million, respectively, of real estate lease revenue, which is included in Other revenue in the Statements of Operations. Real estate lease revenue includes $7 million of variable rental income for the three months ended March 31, 2021, and less than a million for the three months ended March 31, 2020.
Note 11. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Net loss from continuing operations attributable to Caesars, net of income taxes	$(430)	$(176)
Discontinued operations, net of income taxes	7	—
Net loss attributable to Caesars	$(423)	$(176)
Shares outstanding:
Weighted average shares outstanding – basic	208	78
Weighted average shares outstanding – diluted	208	78

Basic loss per share from continuing operations	$(2.06)	$(2.25)
Basic income per share from discontinued operations	0.03	—
Net loss per common share attributable to common stockholders – basic:	$(2.03)	$(2.25)

Diluted loss per share from continuing operations	$(2.06)	$(2.25)
Diluted income per share from discontinued operations	0.03	—
Net loss per common share attributable to common stockholders – diluted:	$(2.03)	$(2.25)
For a period in which the Company generated a net loss, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended March 31,
(In millions)	2021	2020
Stock-based compensation awards	4	1
5% Convertible Notes	4	—
Total anti-dilutive common stock	8	1
Note 12. Stock-Based Compensation and Stockholders’ Equity
Stock-Based Awards
The Company maintains long-term incentive plans which allow for granting stock-based compensation awards for directors, employees, officers, and consultants or advisers who render services to the Company or its subsidiaries, based on Company Common Stock, including performance-based and incentive stock options, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based performance stock units (“MSUs”), stock appreciation rights, and other stock-based awards or dividend equivalents. Forfeitures are recognized in the period in which they occur.
Total stock-based compensation expense in the accompanying Statements of Operations totaled $23 million and $6 million during the three months ended March 31, 2021 and 2020, respectively. These amounts are included in corporate expenses and, in the case of certain property positions, general and administrative expenses in the Company’s Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
2015 Equity Incentive Plan (“2015 Plan”)
During the three months ended March 31, 2021, as part of the annual incentive program, the Company granted 568 thousand RSUs to employees of the Company with an aggregate fair value of $39 million and a ratable vesting period of three years. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
During the three months ended March 31, 2021, the Company also granted 79 thousand PSUs that are scheduled to vest in three years. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of CEI common stock, based on the achievement of specified performance and service conditions. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached. The aggregate value of PSUs granted during the three months ended March 31, 2021 was $7 million.
In addition, during the three months ended March 31, 2021, the Company granted 146 thousand MSUs that are scheduled to cliff vest in three years. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the three months ended March 31, 2021 was $15 million.
During the three months ended March 31, 2021, there were no grants of stock options and 13 thousand stock options were exercised. In addition, 407 thousand, 143 thousand and 100 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 plan.
Outstanding at End of Period

	March 31, 2021		December 31, 2020
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Stock options	147,481	$22.97	176,724	$22.57
Restricted stock units	2,565,751	46.11	2,414,111	42.55
Performance stock units (b)	436,089	62.12	500,482	48.32
Market-based stock units	491,224	66.10	446,087	49.37
____________________
(a)Represents the weighted-average exercise price for stock options, weighted-average grant date fair value for RSUs, weighted-average grant date fair value for PSUs where the grant date has been achieved, the price of CEI common stock as of the balance sheet date for PSUs where a grant date has not been achieved, and the fair value of the MSUs determined using the Monte-Carlo simulation model.
(b)PSUs were presented with RSUs as of December 31, 2020 in the 2020 Annual Report.
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
As of March 31, 2021, the Company has acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the three months ended March 31, 2021 and 2020.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 13. Income Taxes
Income Tax Allocation

	Three Months Ended March 31,
(In millions)	2021	2020
Loss from continuing operations before income taxes	$(510)	$(213)
Benefit for income taxes	79	37
Effective tax rate	15.5%	17.4%
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
As a result of the Merger, the Company acquired $770 million of additional net deferred tax liabilities net of necessary valuation allowances, plus $24 million in additional accruals for uncertain tax positions. The income tax expense for the three months ended March 31, 2021 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to nondeductible expenses related to the convertible notes liability. The income tax expense for the three months ended March 31, 2020 differed from the expected income tax expense based on the federal tax rate of 21% primarily due to goodwill impairments and changes in the valuation allowance, offset by the true-up of certain state tax benefits and state and local income taxes.
The Company, including its subsidiaries, files tax returns with federal, state, and foreign jurisdictions. The Company does not have tax sharing agreements with the other members within its consolidated group. The Company is subject to exam by various state and foreign tax authorities. With few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2017, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 14. Related Affiliates
REI
As of March 31, 2021, Recreational Enterprises, Inc. (“REI”) owned approximately 4.1% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. During the three months ended March 31, 2021 and 2020, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives, and the CSY Lease listed below.
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid quarterly. Annual rent is subject to periodic rent escalations through the term of the lease. As of March 31, 2021 and December 31, 2020, there were no amounts due to or from CSY.
Transactions with Horseshoe Baltimore
The Company holds an interest in Horseshoe Baltimore of approximately 44.3% which is accounted for as an equity method investment and is considered to be a related party. These related party transactions include items such as casino management fees, reimbursement of various costs incurred on behalf of Horseshoe Baltimore, and the allocation of other general corporate expenses. A summary of the transactions with Horseshoe Baltimore is provided in the table below.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(In millions)	Three Months Ended March 31, 2021
Transactions with Horseshoe Baltimore
Management fees	$2
Due from/to Affiliates
Amounts due from or to affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among the Company’s consolidated entities.
As of March 31, 2021 and December 31, 2020, Due from affiliates, net was $48 million and $44 million, respectively, and represented transactions with Horseshoe Baltimore and William Hill.
Note 15. Segment Information
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Merger, our principal operating activities occurred in five geographic regions and reportable segments: West, Midwest, South, East and Central, in addition to Corporate and Other. Following the Merger, the Company’s principal operating activities occur in three regionally-focused reportable segments. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars: (1) Las Vegas, (2) Regional, and (3) Managed, International, CIE, in addition to Corporate and Other. See table below for a summary of these segments. Also, see Note 3 and Note 6 for a discussion of the impairment of intangibles and long-lived assets related to certain segments.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of March 31, 2021:

Las Vegas	Regional		Managed, International, CIE
Bally’s Las Vegas (a)	Eldorado Resort Casino Reno	Harrah’s Atlantic City (a)	Managed
Caesars Palace Las Vegas (a)	Silver Legacy Resort Casino	Harrah’s Laughlin (a)	Harrah’s Ak-Chin (a)
The Cromwell (a)	Circus Circus Reno	Harrah’s New Orleans (a)	Harrah’s Cherokee (a)
Flamingo Las Vegas (a)	MontBleu Casino Resort & Spa (c)	Hoosier Park (a)	Harrah’s Cherokee Valley River (a)
Harrah’s Las Vegas (a)	Tropicana Laughlin Hotel & Casino	Indiana Grand (a)	Harrah’s Resort Southern California (a)
The LINQ Hotel & Casino (a)	Isle Casino Hotel - Black Hawk	Caesars Atlantic City (a)	Horseshoe Baltimore (a)(h)
Paris Las Vegas (a)	Lady Luck Casino - Black Hawk	Caesars Southern Indiana (a)(b)(e)	Caesars Windsor (a)
Planet Hollywood Resort & Casino (a)	Isle Casino Waterloo	Harrah’s Council Bluffs (a)	Kings & Queens Casino (a)
Rio All-Suite Hotel & Casino (a)	Isle Casino Bettendorf	Harrah’s Gulf Coast (a)	Caesars Dubai (a)
	Isle of Capri Casino Boonville	Harrah’s Joliet (a)	International
	Isle Casino Racing Pompano Park	Harrah’s Lake Tahoe (a)	Caesars Cairo (a)(b)
	Isle of Capri Casino Hotel Lake Charles	Harrah’s Louisiana Downs (a)(b)(g)	Ramses Casino (a)(b)
	Belle of Baton Rouge Casino & Hotel (i)	Harrah’s Metropolis (a)	Emerald Casino Resort (a)(b)
	Isle of Capri Casino Lula	Harrah’s North Kansas City (a)	Alea Glasgow (a)(b)
	Trop Casino Greenville	Harrah’s Philadelphia (a)	Alea Nottingham (a)(b)
	Eldorado Gaming Scioto Downs	Harveys Lake Tahoe (a)	The Empire Casino (a)(b)
	Tropicana Casino and Resort, Atlantic City	Horseshoe Bossier City (a)	Manchester235 (a)(b)
	Grand Victoria Casino	Horseshoe Council Bluffs (a)	Playboy Club London (a)(b)
	Lumière Place Casino	Horseshoe Hammond (a)(b)(f)	Rendezvous Brighton (a)(b)
	Tropicana Evansville (d)	Horseshoe Tunica (a)	The Sportsman (a)(b)
CIE
Caesars Interactive Entertainment (a)
___________________
(a)These properties were acquired from the Merger on July 20, 2020.
(b)As a result of the Merger, the sales of these properties met the requirements for presentation as discontinued operations as of March 31, 2021.
(c)In April 2020, the Company entered into an agreement to sell MontBleu. The sale of MontBleu closed on April 6, 2021.
(d)On October 27, 2020, the Company entered into an agreement to sell Evansville, which is expected to close mid-2021.
(e)On December 24, 2020, the Company entered into an agreement to sell Caesars Southern Indiana, which is expected to close in the third quarter of 2021.
(f)The Company plans to enter into an agreement to sell Horseshoe Hammond prior to December 31, 2021.
(g)On September 3, 2020, the Company entered into an agreement to sell Harrah’s Louisiana Downs, which is expected to close in the third quarter of 2021.
(h)As of March 31, 2021, Horseshoe Baltimore was 44.3% owned by us and held as an equity-method investment.
(i)On December 1, 2020, the Company entered into an agreement to sell Belle of Baton Rouge, which is expected to close in the third quarter of 2021.
In addition to our properties listed above, other domestic and international properties, including Harrah’s Northern California, are authorized to use the brands and marks of Caesars Entertainment, Inc. Additionally, certain of our properties operate off-track betting locations, including Hoosier Park, which operates Winner’s Circle Indianapolis and Winner’s Circle New Haven, and Indiana Grand, which operates Winner’s Circle Clarksville. The LINQ Promenade is an open-air dining, entertainment, and retail promenade located on the east side of the Las Vegas Strip next to The LINQ Hotel & Casino (the “LINQ”) that features the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction. We also own the CAESARS FORUM conference center, which is a 550,000 square feet conference center with 300,000 square feet of flexible meeting space, two of the largest pillarless ballrooms in the world and direct access to the LINQ.
“Corporate and Other” includes certain unallocated corporate overhead costs and other adjustments, including eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth, for the periods indicated, certain operating data for the Company’s three reportable segments. We recast previously reported segment amounts to conform to the way management assesses results and allocates resources for the current year.

	Three Months Ended March 31,
(In millions)	2021	2020
Las Vegas:
Net revenues	$497	$—
Adjusted EBITDA	162	—
Regional:
Net revenues	1,108	471
Adjusted EBITDA	367	111
Managed, International, CIE:
Net revenues	90	—
Adjusted EBITDA	15	—
Corporate and Other:
Net revenues	4	2
Adjusted EBITDA	(39)	(8)
Reconciliation of Adjusted EBITDA - By Segment to Net Income (Loss) Attributable to Caesars
Adjusted EBITDA is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less operating expenses and is comprised of net income (loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit) provision, (iii) depreciation and amortization, and (iv) certain items that we do not consider indicative of our ongoing operating performance at an operating property level.
In evaluating Adjusted EBITDA you should be aware that, in the future, we may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Adjusted EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
Adjusted EBITDA is a financial measure commonly used in our industry and should not be construed as an alternative to net income (loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies within the industry. Adjusted EBITDA is included because management uses Adjusted EBITDA to measure performance and allocate resources, and believes that Adjusted EBITDA provides investors with additional information consistent with that used by management.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2021	2020
Adjusted EBITDA by Segment:
Las Vegas	$162	$—
Regional	367	111
Managed, International, CIE	15	—
Corporate and Other	(39)	(8)
	505	103
Reconciliation to net income (loss) attributable to Caesars:
Net loss attributable to noncontrolling interests	1	—
Net income from discontinued operations	7	—
Benefit for income taxes	79	37
Other loss (a)	(133)	(23)
Interest expense, net	(563)	(67)
Depreciation and amortization	(265)	(50)
Impairment charges	—	(161)
Transaction costs and other operating costs (b)	(20)	(8)
Stock-based compensation	(23)	(6)
Other items (c)	(11)	(1)
Net loss attributable to Caesars	$(423)	$(176)
____________________
(a)Other loss for the three months ended March 31, 2021 primarily represents a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes slightly offset by a gain on foreign currency exchange and investments held. Other (income) loss for the three months ended March 31, 2020 primarily represents change in fair value of the Company’s investments in William Hill PLC.
(b)Transaction costs and other operating costs for the three months ended March 31, 2021 and 2020 primarily represent costs related to the William Hill Acquisition and the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
(c)Other items primarily represent certain consulting and legal fees, rent for non-operating assets, relocation expenses, and business optimization expenses.

	Three Months Ended March 31,
(In millions)	2021	2020
Capital Expenditures, Net
Las Vegas	$15	$—
Regional	46	22
Managed, International, CIE	—	—
Corporate and Other	4	1
Total	$65	$23

(In millions)	March 31, 2021	December 31, 2020
Total Assets
Las Vegas	$21,454	$21,464
Regional	13,918	13,732
Managed, International, CIE	443	548
Corporate and Other	204	641
Total	$36,019	$36,385

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The accompanying consolidated condensed financial statements include the accounts of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us” within these financial statements.
The following discussion and analysis of the financial position and operating results of Caesars for the three months ended March 31, 2021 and 2020 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2020 Annual Report.
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Comprehensive Loss as our “Statements of Operations,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to Consolidated Condensed Financial Statements included in Item 1, “Unaudited Financial Statements.”
The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS” in this report.
Objective
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to be a narrative explanation of the financial statements and other statistical data that should be read in conjunction with the accompanying financial statements to enhance an investor’s understanding of our financial condition, changes in financial condition and results of operations. Our objectives are: (i) to provide a narrative explanation of our financial statements that will enable investors to see the Company through the eyes of management; (ii) to enhance the overall financial disclosure and provide the context within which financial information should be analyzed; and (iii) to provide information about the quality of, and potential variability of, our earnings and cash flows so that investors can ascertain the likelihood of whether past performance is indicative of future performance.
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. We partnered with MGM Resorts International to build Silver Legacy Resort Casino in Reno, Nevada in 1993 and, beginning in 2005, we grew through a series of acquisitions, including the acquisition of Eldorado Resort Casino Shreveport (“Eldorado Shreveport”) in 2005, MTR Gaming Group, Inc. in 2014, Circus Circus Reno (“Circus Reno”) and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International in 2015, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Grand Victoria Casino (“Elgin”) and Tropicana Entertainment, Inc. (“Tropicana”) in 2018.
On July 20, 2020, we completed the merger with Caesars Entertainment Corporation (“Former Caesars”) pursuant to which Former Caesars became our wholly-owned subsidiary (the “Merger”).
We own, lease or manage an aggregate of 54 domestic properties in 16 states with approximately 54,600 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 3,200 table games and approximately 47,700 hotel rooms as of March 31, 2021. We also have international operations in five countries outside of the U.S. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Upon completion of our previously announced sales, or expected sales, of certain gaming properties, we expect that we will continue to own, lease or manage 48 properties. Our primary source of revenue is generated by gaming operations, and we utilize our hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to our properties.
We own 20 of our casinos and lease 28 casinos in the U.S. We lease 20 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”) pursuant to a regional lease, a Las Vegas lease and a Joliet lease. In addition, we lease seven casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease. Additionally, we lease the Rio All-Suite Hotel & Casino from a separate third party.
We periodically divest of assets in order to raise capital or as a result of a determination that the assets are not core to our business. We also divested certain assets, and are required to divest additional assets, in connection with regulatory approvals related to closing of the Merger. A summary of recently completed and planned divestitures of our properties as of March 31, 2021 is as follows:

Segment	Property	Date Sold	Location
Regional	Isle of Capri Casino Kansas City (“Kansas City”)	July 1, 2020	Missouri
Regional	Lady Luck Casino Vicksburg (“Vicksburg”)	July 1, 2020	Mississippi
Regional	Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)	December 23, 2020 (a)	Louisiana
Regional	MontBleu Casino Resort & Spa (“MontBleu”)	April 6, 2021 (a)	Nevada
Regional	Tropicana Evansville (“Evansville”)	N/A (b)	Indiana
Regional	Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)	N/A (c)	Louisiana

Discontinued operations (d):
Regional	Harrah’s Louisiana Downs	N/A (e)	Louisiana
Regional	Caesars Southern Indiana	N/A (b)(f)	Indiana
Regional	Horseshoe Hammond	N/A (b)	Indiana
Managed, International, CIE	Emerald Resort & Casino	N/A	South Africa
Managed, International, CIE	Caesars Entertainment UK	N/A	United Kingdom
___________________
(a)On April 24, 2020, we entered into a definitive purchase agreement with Bally’s Corporation (formerly Twin River Worldwide Holdings, Inc.) and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu for aggregate consideration of $155 million, subject to a customary working capital adjustment. The sale of Eldorado Shreveport closed on December 23, 2020 and the sale of MontBleu closed on April 6, 2021. MontBleu met the requirements for presentation as assets held for sale and its results of operations are included in income from continuing operations in the periods presented. As a result of the agreement to sell MontBleu, an impairment charge totaling $45 million was recorded during the three months ended March 31, 2020 due to the carrying value exceeding the estimated net sales proceeds from the sale.
(b)In connection with its review of the Merger, the Indiana Gaming Commission determined on July 16, 2020 that, as a condition to their approval of the Merger, we are required to divest three properties within the state of Indiana in order to avoid undue economic concentration. On October 27, 2020, the Company entered into an agreement to sell Evansville to GLPI and Bally’s Corporation for $480 million in cash, subject to a customary working capital adjustment. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in mid-2021. In addition, on December 24, 2020, the Company entered into an agreement to divest of Caesars Southern Indiana (see (f) below). We expect to enter into an agreement to sell Horseshoe Hammond prior to December 31, 2021. Evansville met the requirements for presentation as assets held for sale as of March 31, 2021.
(c)On December 1, 2020, the Company entered into an agreement to sell the Baton Rouge to CQ Holding Company, Inc. Pursuant to the terms of the GLPI Master Lease, Baton Rouge will be removed from the GLPI Master Lease, and the rent payments to GLPI will remain unchanged. The transaction is expected to close in the third quarter of 2021 and is subject to regulatory approvals and other customary closing conditions.
(d)These Former Caesars properties met held for sale criteria as of the acquisition date. The sales of these properties have or are expected to close within one year and the properties are classified as discontinued operations as of March 31, 2021.
(e)On September 3, 2020, we and VICI entered into agreement with Rubico Acquisition Corp. to sell Harrah’s Louisiana Downs for $22 million, subject to a customary working capital adjustment, where the proceeds will be split between us and VICI. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the third quarter of 2021.
(f)On December 24, 2020, the Company entered into agreement to sell Caesars Southern Indiana to the Eastern Band of Cherokee Indians (“EBCI”) for $250 million, subject to a customary working capital adjustment. Caesar’s annual payments to VICI under the regional lease will decline by $33 million upon closing of the transaction. Additionally, effective as of the closing of the transaction, Caesars and EBCI are expected to enter into a long-term agreement for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the third quarter of 2021.

Merger Related Activities
Merger with Caesars Entertainment Corporation
On July 20, 2020, the Merger was consummated and Former Caesars became a wholly-owned subsidiary of ours. The strategic rationale for the Merger includes, but is not limited to, the following:
•Creation of the largest owner, operator and manager of domestic gaming assets
•Diversification of the Company’s domestic footprint
•Access to iconic brands, rewards programs and new gaming opportunities expected to enhance customer experience
•Realization of significant identified synergies
As described above, following the Merger our domestic and international footprint has expanded as we own, lease or manage an aggregate of 54 domestic properties in 16 states and have international operations in five countries outside of the U.S. as of March 31, 2021. We also have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties.
The total purchase consideration for Former Caesars was $10.9 billion. The estimated purchase consideration in the acquisition was determined with reference to its acquisition date fair value.
We recognized acquisition-related transaction costs of $12 million and $9 million for the three months ended March 31, 2021 and 2020, respectively.
Partnerships and Acquisition Opportunities
William Hill
We entered into a 25-year agreement, which became effective January 29, 2019, with William Hill PLC and William Hill U.S. Holdco, Inc. (“William Hill US”), its U.S. subsidiary (together, “William Hill”) which granted to William Hill the right to conduct betting activities, including operating certain of our sportsbooks, in retail channels under certain skins for online channels with respect to our current and future properties, and conduct real money online gaming activities. We received a 20% ownership interest in William Hill US initially valued at approximately $129 million. We also received 13 million ordinary shares of William Hill PLC, which were subject to restrictions on timing of sale, with an initial value of approximately $27 million in January 2019. The time restrictions on approximately 6 million shares expire within the next twelve months and are classified as current. Our profit and losses attributable to William Hill US are included in Transaction costs and other operating costs on the Statements of Operations. We granted William Hill the right to the use of certain skins in exchange for an equity method investment. The fair value of the William Hill US and William Hill PLC shares received has been deferred and is recognized as revenue on a straight-line basis over the 25-year agreement term. The amortization of deferred revenues associated with our equity interests is included in other revenue within our Corporate and Other segment. Additionally, we receive a profit share from the operations of sports betting and other gaming activities associated with our properties.
On September 30, 2020, we announced that we had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill PLC, in an all-cash transaction of approximately £2.9 billion (the “William Hill Acquisition”). In order to manage the risk of appreciation of the GBP denominated purchase price the Company entered into foreign exchange forward contracts. On March 25, 2021, the remaining outstanding forward contract was settled, for which the Company received $41 million in proceeds and recorded a net gain of $1 million during the three months ended March 31, 2021.
On September 29, 2020, the Company entered into a debt financing commitment letter pursuant to which the lenders party thereto committed to arrange and provide a newly formed subsidiary of the Company with (a) a £1.0 billion senior secured 540-day bridge loan facility, (b) a £116 million senior secured 540-day revolving credit facility and (c) a £503 million senior secured 60-day bridge loan facility (collectively, the “Debt Financing”), which commitment letter was amended and restated on December 11, 2020 in order to join additional lenders as parties thereto.
Pending negotiation of the definitive loan agreement for the Debt Financing, on October 6, 2020, a newly formed subsidiary of the Company entered into a £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A. to provide: (a) a 90-day £1.0 billion interim asset sale bridge facility and (b) a 90-day £503 million interim cash confirmation bridge facility, which Interim Facilities Agreement was amended and restated on December 11, 2020 in order to join additional lenders as parties thereto.

On April 20, 2021, a UK Court sanctioned the William Hill Acquisition and on April 22, 2021, the Company completed the acquisition for approximately £2.9 billion, or approximately $4.0 billion.
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing. The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility. The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement will be used for working capital and general corporate purposes. The Interim Facilities Agreement was terminated upon the execution of the Bridge Credit Agreement for the Debt Financing. The Bridge Credit Agreement is included within William Hill’s non-U.S. operations which is expected to be divested.
The Stars Group/Flutter Entertainment
In November 2018, we entered into a 20-year agreement with The Stars Group Inc., which was subsequently acquired by Flutter Entertainment PLC (“Flutter”) to provide options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker with respect to our properties in the U.S. Under the terms of the agreement, we received common shares, as a revenue share from certain operations of Flutter under our licenses. The fair value of the shares received has been deferred and is recognized as revenue on a straight-line basis over the 20-year agreement term.
As of March 31, 2021 and December 31, 2020, the fair value of shares held was $10 million and is included in Prepayments and other current assets on the Balance Sheets. The Company recorded an unrealized gain of less than a million during the three months ended March 31, 2021, and an unrealized loss of $3 million during the three months ended March 31, 2020, which were included in Other income (loss) on the Statements of Operations.
Pompano Joint Venture
In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with our input and will submit it for our review and approval. We have made cash contributions totaling $1 million and have contributed land. On February 12, 2021, we contributed an additional 186 acres to the joint venture for a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million and we have no further obligation to contribute additional real estate or cash as of March 31, 2021. We entered into a lease agreement in February 2021 to lease back a portion of the land from the joint venture.
While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary. As such the investment in the joint venture is accounted for using the equity method. We participate evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction costs and other operating costs on the Statements of Operations. Our investment in the joint venture is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.

Reportable Segments
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of March 31, 2021:

Las Vegas	Regional		Managed, International, CIE
Bally’s Las Vegas (a)	Eldorado Resort Casino Reno	Harrah’s Atlantic City (a)	Managed
Caesars Palace Las Vegas (a)	Silver Legacy Resort Casino	Harrah’s Laughlin (a)	Harrah’s Ak-Chin (a)
The Cromwell (a)	Circus Circus Reno	Harrah’s New Orleans (a)	Harrah’s Cherokee (a)
Flamingo Las Vegas (a)	MontBleu Casino Resort & Spa (c)	Hoosier Park (a)	Harrah’s Cherokee Valley River (a)
Harrah’s Las Vegas (a)	Tropicana Laughlin Hotel & Casino	Indiana Grand (a)	Harrah’s Resort Southern California (a)
The LINQ Hotel & Casino (a)	Isle Casino Hotel - Black Hawk	Caesars Atlantic City (a)	Horseshoe Baltimore (a)(h)
Paris Las Vegas (a)	Lady Luck Casino - Black Hawk	Caesars Southern Indiana (a)(b)(e)	Caesars Windsor (a)
Planet Hollywood Resort & Casino (a)	Isle Casino Waterloo	Harrah’s Council Bluffs (a)	Kings & Queens Casino (a)
Rio All-Suite Hotel & Casino (a)	Isle Casino Bettendorf	Harrah’s Gulf Coast (a)	Caesars Dubai (a)
	Isle of Capri Casino Boonville	Harrah’s Joliet (a)	International
	Isle Casino Racing Pompano Park	Harrah’s Lake Tahoe (a)	Caesars Cairo (a)(b)
	Isle of Capri Casino Hotel Lake Charles	Harrah’s Louisiana Downs (a)(b)(g)	Ramses Casino (a)(b)
	Belle of Baton Rouge Casino & Hotel (i)	Harrah’s Metropolis (a)	Emerald Casino Resort (a)(b)
	Isle of Capri Casino Lula	Harrah’s North Kansas City (a)	Alea Glasgow (a)(b)
	Trop Casino Greenville	Harrah’s Philadelphia (a)	Alea Nottingham (a)(b)
	Eldorado Gaming Scioto Downs	Harveys Lake Tahoe (a)	The Empire Casino (a)(b)
	Tropicana Casino and Resort, Atlantic City	Horseshoe Bossier City (a)	Manchester235 (a)(b)
	Grand Victoria Casino	Horseshoe Council Bluffs (a)	Playboy Club London (a)(b)
	Lumière Place Casino	Horseshoe Hammond (a)(b)(f)	Rendezvous Brighton (a)(b)
	Tropicana Evansville (d)	Horseshoe Tunica (a)	The Sportsman (a)(b)
CIE
Caesars Interactive Entertainment (a)
___________________
(a)These properties were acquired from the Merger on July 20, 2020.
(b)As a result of the Merger, these properties met the requirements for presentation as discontinued operations as of March 31, 2021.
(c)In April 2020, the Company entered into an agreement to sell MontBleu. The sale of MontBleu closed on April 6, 2021.
(d)On October 27, 2020, the Company entered into an agreement to sell Evansville, which is expected to close mid-2021.
(e)On December 24, 2020, the Company entered into an agreement to sell Caesars Southern Indiana, which is expected to close in the third quarter of 2021.
(f)The Company plans to enter into an agreement to sell Horseshoe Hammond prior to December 31, 2021.
(g)On September 3, 2020, the Company entered into an agreement to sell Harrah’s Louisiana Downs, which is expected to close in the third quarter of 2021.
(h)As of March 31, 2021, Horseshoe Baltimore was 44.3% owned by us and held as an equity-method investment.
(i)On December 1, 2020, the Company entered into an agreement to sell Belle of Baton Rouge, which is expected to close in the third quarter of 2021.
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the Merger, our principal operating activities occurred in five geographic regions and reportable segments: West, Midwest, South, East and Central, in addition to Corporate and Other. Following the Merger, our principal operating activities occur in three regionally-focused reportable segments: (1) Las Vegas, (2) Regional, and (3) Managed, International, CIE, in addition to Corporate and Other. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars.

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
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the current period presentation. Marketing and promotions expense previously disclosed for the three months ended March 31, 2020 has been reclassified to Casino and pari-mutuel commissions expense and General and administrative expense based on the nature of the expense.
Key Performance Metrics
Our primary source of revenue is generated by our gaming operations, but we use our hotels, restaurants, bars, entertainment venues, retail shops, racing and sportsbook offerings and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers visiting and staying at our properties. Key performance metrics include volume indicators such as table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate (“ADR”) are key indicators for our hotel business. Our calculation of ADR consists of the average price of occupied rooms per day including the impact of resort fees and complimentary rooms. Complimentary room rates are determined based on an analysis of retail or cash rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions. Complimentary rooms are treated as occupied rooms in our calculation of hotel occupancy.
Developments and Significant Factors Impacting Financial Results
The following summary highlights recent developments and significant factors impacting our financial results for the three months ended March 31, 2021 and 2020.
•COVID-19 Public Health Emergency – In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and has since spread throughout much of the world, including the U.S. All of our casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of the COVID-19 public health emergency. We have resumed certain operations at substantially all of our properties as of March 31, 2021, with the exception of Isle of Capri Casino Hotel Lake Charles (“Lake Charles”) which was severely damaged by Hurricane Laura (as described below), and many of our international properties.
We continued to pay our full-time employees through April 10, 2020, including tips and tokens. Effective April 11, 2020, we furloughed approximately 90% of our employees, implemented salary reductions and committed to continue to provide benefits to our employees during their furloughed period. A portion of our workforce has returned to service as the properties have resumed with limited capacities and in compliance with operating restrictions imposed by governmental or tribal orders, directives, and guidelines. Due to a triggering event resulting from the COVID-19 public health emergency, we recognized impairment charges of $116 million related to goodwill and trade names (described below) during the three months ended March 31, 2020.
The COVID-19 public health emergency has had, and continues to have, a material adverse effect on the Company’s business, financial condition and results of operations for the three months ended March 31, 2021 and 2020. As a result, the terms of our debt arrangements provide that the financial covenant measurement period is not effective through September 30, 2021, so long as we comply with a minimum liquidity requirement. In addition, on March 19, 2021, the Company filed a lawsuit against its insurance carriers for losses attributed to the COVID-19 public health emergency.

The extent of the ongoing and future effects of the COVID-19 public health emergency on our business and the casino resort industry generally is uncertain, but we expect that it will continue to have a significant impact on our business, results of operations and financial condition. The extent and duration of the impact of the COVID-19 public health emergency will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak, restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders or additional restrictions in response to continued developments with the COVID-19 public health emergency, our ability to adapt to evolving operating procedures, the impact on consumer demand and discretionary spending, the length of time it takes for demand to return, the efficacy and availability of vaccines, and our ability to adjust our cost structures for the duration of the outbreak’s effect on our operations.
~~•~~Caesars Acquisition – The Merger closed on July 20, 2020 and, as a result, we own, lease or manage an aggregate of 54 domestic properties in 16 states and have international operations in five countries outside of the U.S. as of March 31, 2021. We also have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. See “Reportable Segments” above for a description of our revised segments following the Merger. Transaction costs related to our acquisition of Former Caesars totaled $12 million and $9 million for the three months ended March 31, 2021 and 2020, respectively.
•Discontinued Operations – As result of the Merger, Former Caesars properties, including Harrah’s Louisiana Downs, Caesars Southern Indiana, Horseshoe Hammond, and the Caesars UK group, including Emerald Resort & Casino, have met held for sale criteria as of the date of the closing of the Merger. The sales of these properties are expected to close within one year and the properties are classified as discontinued operations.
•William Hill Acquisition – On April 22, 2021, the Company consummated its previously announced acquisition of the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction of approximately £2.9 billion or approximately $4.0 billion (the “William Hill Acquisition”). We recognized acquisition-related transaction costs of approximately $5 million for the three months ended March 31, 2021.
~~•~~Divestitures – In the previous twelve months we completed several divestitures including the sales of Kansas City and Vicksburg, Eldorado Shreveport, and discontinued operations of Harrah’s Reno and Bally’s Atlantic City. The properties that have been sold as of March 31, 2021, are collectively referred to as “Divestitures.” The results of operations of the divested entities, other than those identified as discontinued operations, are included in income from continuing operations for the periods prior to their respective closing dates.
•Impairment Charges – As a result of declines in recent performance and the expected impact on future cash flows as a result of the COVID-19 public health emergency, we recognized impairment charges in our Regional segment related to goodwill and trade names totaling $100 million and $16 million, respectively, during the three months ended March 31, 2020. In addition, as a result of entering the agreement to sell MontBleu in our Regional segment, impairment charges totaling $45 million were recorded during the three months ended March 31, 2020 due to the carrying value exceeding the estimated net sales proceeds. No impairment charge was recorded during the three months ended March 31, 2021.
•Weather and Construction Disruption – In late August 2020, our Regional segment was negatively impacted by Hurricane Laura, causing severe damage to Lake Charles, which will remain closed until 2022 when construction of a new land-based casino is expected to be complete. During the three months ended March 31, 2021, we received insurance proceeds of approximately $26 million related to damaged fixed assets and remediation costs. The Company also recorded a gain of approximately $8 million as proceeds received were in excess of the losses incurred and the net book value of the damaged property.
•Post-Merger Synergies – We continue to identify operating and cost efficiencies, including savings from the purchasing power of the combined Caesars organization and targeted integrated marketing strategies, as well as the elimination of redundant costs such as accounting and professional expenses, certain payroll costs, and other corporate costs. As a result, we have seen margin improvements in our results of operations, throughout our segments.

Results of Operations
The following table highlights the results of our operations:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net revenues:
Las Vegas	$497	$—
Regional	1,108	471
Managed, International, CIE	90	—
Corporate and Other (a)	4	2
Total	$1,699	$473

Net loss	$(424)	$(176)

Adjusted EBITDA (b):
Las Vegas	$162	$—
Regional	367	111
Managed, International, CIE	15	—
Corporate and Other (a)	(39)	(8)
Total	$505	$103

Net income (loss) margin	(25.0)%	(37.2)%
Adjusted EBITDA margin	29.7%	21.8%
___________________
(a)Corporate and Other includes revenues related to certain licensing arrangements and various revenue sharing agreements. Corporate and Other Adjusted EBITDA includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees and other general and administrative expenses.
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)” discussion later in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.
Consolidated comparison of the three months ended March 31, 2021 and 2020
Net Revenues
Net revenues were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2021	2020	Variance
Casino and pari-mutuel commissions	$1,140	$340	$800	*
Food and beverage	166	56	110	196.4%
Hotel	215	48	167	*
Other	178	29	149	*
Net Revenues	$1,699	$473	$1,226	*
___________________
*    Not meaningful.
Consolidated revenues increased for the three months ended March 31, 2021 as a result of the Merger on July 20, 2020. This was offset by a decline in revenues associated with the COVID-19 public health emergency and, to a lesser extent, divestitures of certain properties discussed earlier. All of our properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of the COVID-19 public health emergency. As of March 31, 2021, substantially all of our properties have resumed certain operations, with the exception of Lake Charles which was severely damaged by Hurricane Laura, and many of our international properties. Due to the impact of the COVID-19 public health emergency, including local and state regulations and the implementation of social distancing and health and safety protocols, our properties are subject to reduced gaming capacity and hotel occupancy, limited operation of food and beverage outlets, live entertainment events and conventions.

Our diversified portfolio has yielded mixed results as the properties have reopened under the conditions noted above. Net revenues for properties which have historically relied on a local customer base, not dependent on air travel or convention business, showed an increase as compared to the three months ended March 31, 2020 results. These properties’ gaming and hotel revenues have historically been the largest portion of their total revenue. Net revenues for properties in destination markets such as Las Vegas, Atlantic City and New Orleans, which have historically relied on a broader regional and national customer base or convention business have declined from the prior year period. These properties have historically relied on a broader mix of revenue sources including conventions, entertainment, and food and beverage offerings. As a result of reduced visitation, an overall reduction in air travel, state and local restrictions on capacity, and social distancing, safety and health protocols, these sources of revenue have been materially reduced as compared to prior periods.
Operating Expenses
Operating expenses were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2021	2020	Variance
Casino and pari-mutuel commissions	$541	$179	$362	*
Food and beverage	106	53	53	100.0%
Hotel	81	22	59	*
Other	68	9	59	*
General and administrative	366	98	268	*
Corporate	66	16	50	*
Impairment charges	—	161	(161)	(100.0)%
Depreciation and amortization	265	50	215	*
Transaction costs and other operating costs	20	8	12	150.0%
Total operating expenses	$1,513	$596	$917	153.9%
___________________
*    Not meaningful.
Casino and pari-mutuel commissions expense consists primarily of salaries and wages associated with our gaming operations, marketing and promotions and gaming taxes. Food and beverage expense consists principally of salaries and wages and costs of goods sold associated with our food and beverage operations. Hotel expense consists principally of salaries, wages and supplies associated with our hotel operations. Other expenses consist principally of salaries and wages and costs of goods sold associated with our retail, entertainment and other operations.
Casino and pari-mutuel commissions, food and beverage, hotel, and other expenses for the three months ended March 31, 2021 increased year over year as a result of the Merger. This was partially offset by reopening with restrictions under the public health guidelines of reduced gaming and hotel capacity and limited food and beverage options. As such, our properties are operating with a reduced workforce, which resulted in decreased salaries and wages. In addition, our properties have reduced marketing and promotional spend, resulting in further declines in gaming expenses.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal and internal audit, and property taxes. Property, general and administrative expenses also include stock-based compensation expense for certain property executives, sports sponsorships and other marketing expenses not directly related to our gaming and non-gaming operations.
General and administrative expenses for the three months ended March 31, 2021 increased year over year as the result of the Merger. This was offset by the actions taken to reduce our cost structure while our properties were temporarily closed and reduced operations due to the impact of the COVID-19 public health emergency.
For the three months ended March 31, 2021 compared to the same prior year period, corporate expenses increased primarily due to the Merger, and have been offset by reductions in salaries and wages due to reductions in workforce implemented as a result of the impact of the COVID-19 public health emergency.

As described above, we recorded impairment charges of $116 million due to the effects of the COVID-19 public health emergency during the three months ended March 31, 2020. In addition, $45 million of additional impairment charges related to the sale of MontBleu were recorded during the three months ended March 31, 2020. No impairment charges were recorded during the three months ended March 31, 2021.
For the three months ended March 31, 2021 compared to the same prior year period, depreciation and amortization expense increased mainly due to the Merger, offset by ceasing depreciation and amortization expense on certain assets held for sale and the Divestitures.
For the three months ended March 31, 2021 compared to the same prior year period, transaction costs and other operating costs increased primarily due to the acquisition of Former Caesars, as well as, costs or fees incurred related to the William Hill Acquisition, various project exit fees and related write offs, and higher severance expense related to the Merger.
Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2021	2020	Variance
Interest expense, net	$(563)	$(67)	$(496)	*
Other loss	(133)	(23)	(110)	*
Benefit for income taxes	79	37	42	113.5%
___________________
*    Not meaningful.
For the three months ended March 31, 2021, interest expense, net increased year over year as a result of the Merger. Outstanding debt assumed, additional debt raised, and assumed financing obligations resulted in the increase in interest expense.
For the three months ended March 31, 2021, other loss increased year over year due to an unrealized loss on the change in fair value of the derivative liability related to the 5% Convertible Notes, offset by a gain on the foreign currency exchange rate associated with restricted cash held in GBP.
The income tax expense for the three months ended March 31, 2021 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to nondeductible expenses related to the convertible notes liability. The income tax expense for the three months ended March 31, 2020 differed from the expected income tax expense based on the federal tax rate of 21% primarily due to goodwill impairments and changes in the valuation allowance, offset by the true-up of certain state tax benefits and state and local income taxes.

Segment comparison of the three months ended March 31, 2021 and 2020
Las Vegas Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2021	2020	Variance
Revenues:
Casino and pari-mutuel commissions	$226	$—	$226	*
Food and beverage	84	—	84	*
Hotel	115	—	115	*
Other	72	—	72	*
Net Revenues	$497	$—	$497	*

Adjusted EBITDA	$162	$—	$162	*
Adjusted EBITDA margin	32.6%	—%		32.6 pts

Net loss attributable to Caesars	$(67)	$—	$(67)	*
___________________
*    Not meaningful.
Las Vegas segment’s net revenues and Adjusted EBITDA increased as a result of the Merger. As of March 31, 2021, all of our Las Vegas properties reopened with reduced gaming and hotel capacity with limited food and beverage and entertainment offerings. As of March 31, 2021, convention venues have not reopened due to capacity limitations.
During the three months ended March 31, 2021, all of our reopened properties in the Las Vegas segment experienced a decline in net revenues and Adjusted EBITDA compared to Former Caesars’ prior year results for the same properties due to the general weakness in the economic environment resulting from reduced visitation and travel to Las Vegas resulting from the COVID-19 public health emergency. Adjusted EBITDA margins for our Las Vegas properties were negatively impacted by greater declines in revenue than our Regional segment as well as rent expense associated with our Rio lease in our Las Vegas segment. As restrictions related to the COVID-19 public health emergency have begun to ease, net revenues, net income and Adjusted EBITDA have shown positive trends during the three months ended March 31, 2021.
Regional Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2021	2020	Variance
Revenues:
Casino and pari-mutuel commissions	$890	$340	$550	161.8%
Food and beverage	81	56	25	44.6%
Hotel	100	48	52	108.3%
Other	37	27	10	37.0%
Net Revenues	$1,108	$471	$637	135.2%

Adjusted EBITDA	$367	$111	$256	*
Adjusted EBITDA margin	33.1%	23.6%		9.5 pts

Net income (loss) attributable to Caesars	$65	$(135)	$200	148.1%
___________________
*    Not meaningful.
Regional segment’s net revenues, Adjusted EBITDA and margin increased for the three months ended March 31, 2021 compared to the same prior year period as a result of the acquisition of Former Caesars. As of March 31, 2021, all of our properties in our Regional segment have reopened, with the exception of Lake Charles due to the closures from the weather disruption described above. However, all of our properties within the Regional segment are subject to reduced capacities and limited food and beverage offerings.

In our Regional segment, net revenues were flat compared to the prior year across all properties, including Former Caesars’. Similarly, Adjusted EBITDA and Adjusted EBITDA margin for these properties were also higher as compared to prior year due to reductions in workforce and marketing costs, synergies from the purchasing power of the combined Caesars organization, and limitations on certain lower margin food and beverage offerings.
Managed, International & CIE Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2021	2020	Variance
Revenues:
Casino and pari-mutuel commissions	$24	$—	$24	*
Food and beverage	1	—	1	*
Other	65	—	65	*
Net Revenues	$90	$—	$90	*

Adjusted EBITDA	$15	$—	$15	*
Adjusted EBITDA margin	16.7%	—%		16.7 pts

Net income attributable to Caesars	$3	$—	$3	*
___________________
*    Not meaningful.
Managed, International, CIE segment’s net revenues and Adjusted EBITDA increased as a result of the acquisition of Former Caesars. All of our managed properties have reopened as of March 31, 2021 except for many of our international properties.
For the three months ended March 31, 2021, net revenues for Managed, International and CIE declined as compared to Former Caesars’ prior period due to the absence of reimbursed management costs related to Caesars Windsor remaining closed throughout the quarter. Excluding that, net revenues increased primarily related to increased revenue in our CIE business. Adjusted EBITDA for Managed, International and CIE increased as compared to Former Caesars’ prior period.
Corporate & Other

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2021	2020	Variance
Revenues:
Other	$4	$2	$2	100.0%
Net Revenues	$4	$2	$2	100.0%

Adjusted EBITDA	$(39)	$(8)	$(31)	*
___________________
*    Not meaningful.

Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three Months Ended March 31, 2021 and 2020
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest expense, (benefit) provision for income taxes, unrealized (gain) loss on investments and marketable securities, depreciation and amortization, stock-based compensation, impairment charges, transaction expenses, severance expense, selling costs associated with the divestitures of properties, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss related to divestitures, changes in the fair value of certain derivatives and certain non-recurring expenses such as sign-on and retention bonuses, business optimization expenses and transformation expenses, certain litigation awards and settlements, losses on inventory associated with properties temporarily closed as a result of the COVID-19 public health emergency, contract exit or termination costs, and certain regulatory settlements. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. It is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our leases with affiliates of GLPI and VICI Properties, Inc. and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following table summarizes our Adjusted EBITDA for the three months ended March 31, 2021 and 2020, respectively, in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended March 31, 2021
(In millions)	CEI	Add: Disc. Ops (d)	Total (f)
Net loss attributable to Caesars	$(423)	$—	$(423)
Net loss attributable to noncontrolling interests	(1)	—	(1)
Discontinued operations, net of income taxes	(7)	7	—
(Benefit) provision for income taxes	(79)	4	(75)
Other loss (a)	133	—	133
Interest expense, net	563	32	595
Depreciation and amortization	265	—	265
Transaction costs and other operating costs (b)	20	—	20
Stock-based compensation expense	23	—	23
Other items (c)	11	—	11
Adjusted EBITDA	$505	$43	$548

	Three Months Ended March 31, 2020
(In millions)	CEI	Less: Divestitures (g)	Pre-Acq. CEC (e)	Total (h)
Net income (loss) attributable to Caesars	$(176)	$48	$189	$61
Net loss attributable to noncontrolling interests	—	—	(1)	(1)
(Benefit) provision for income taxes	(37)	—	54	17
Other (income) loss (a)	23	—	(641)	(618)
Interest expense, net	67	(4)	333	396
Depreciation and amortization	50	(3)	256	303
Impairment charges	161	(33)	65	193
Transaction costs and other operating costs (b)	8	—	21	29
Stock-based compensation expense	6	—	10	16
Other items (c)	1	—	13	14
Adjusted EBITDA	$103	$8	$299	$410
____________________
(a)Other loss for the three months ended March 31, 2021 primarily represents a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes slightly offset by gains on foreign currency exchange and investments held. Other (income) loss for the three months ended March 31, 2020 primarily represents a gain on the change in fair value of the of the derivative liability related to the 5% Convertible Notes and losses on investments.
(b)Transaction costs and other operating costs for the three months ended March 31, 2021 and 2020 primarily represent costs related to the William Hill Acquisition and the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
(c)Other items primarily represent certain consulting and legal fees, rent for non-operating assets, relocation expenses, and business optimization expenses.
(d)Discontinued operations include Horseshoe Hammond, Caesars Southern Indiana, Harrah’s Louisiana Downs, and the Caesars UK group, including Emerald Resorts & Casino. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

(e)Pre-acquisition CEC represents results of operations for Former Caesars prior to the Merger. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and, for the 2020 periods, do not conform to GAAP.
(f)Includes results of operations from discontinued operations. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.
(g)Divestitures for the three months ended March 31, 2020 include results of operations for Eldorado Shreveport, Kansas City, Vicksburg and discontinued operations of Harrah’s Reno and Bally’s Atlantic City. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.
(h)Excludes results of operations from divestitures as detailed in (g) and includes results of operations of Former Caesars, including discontinued operations. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to our reported results of operations.
Liquidity and Capital Resources
We are a holding company and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on existing cash on hand, contracted asset sales, cash flows from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources are existing cash on hand, cash flows from operations, availability of borrowings under our revolving credit facilities, proceeds from the issuance of debt and equity securities and proceeds from completed asset sales. Our cash requirements may fluctuate significantly depending on our decisions with respect to business acquisitions or divestitures and strategic capital investments to maintain the quality of our properties.
During 2020, in an effort to mitigate the impacts of the COVID-19 public health emergency on our business and maintain liquidity, we furloughed approximately 90% of our employees beginning on April 11, 2020. We have resumed operations at all of our properties, with the exception of Lake Charles which was severely damaged by Hurricane Laura, and many of our international properties. A portion of the workforce has returned to service as our properties have resumed operations with limited capacities and in compliance with operating restrictions imposed by governmental or tribal orders, directives and guidelines. As a result of these payroll changes combined with other cost saving measures, our operating expenses were reduced significantly.
As of March 31, 2021, our cash on hand and revolving borrowing capacity was as follows:

(In millions)	March 31, 2021
Cash and cash equivalents	$1,794
Revolver capacity	2,210
Revolver capacity committed to letters of credit	(82)
Available revolver capacity committed as regulatory requirement	(48)
Total	$3,874
On September 30, 2020, we announced that we had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill PLC, in an all-cash transaction of approximately £2.9 billion. The William Hill Acquisition was consummated on April 22, 2021, for approximately $4.0 billion, based on the GBP:USD exchange rate on the closing date. As of March 31, 2021, we had restricted cash of approximately $2.1 billion which we applied to pay a portion of the purchase price of the acquisition. We entered into a foreign exchange forward contract to hedge the risk of appreciation of the GBP denominated purchase price for the William Hill Acquisition. On March 25, 2021, the forward contract was settled, for which the Company received $41 million in proceeds.
On September 29, 2020, the Company entered into a debt financing commitment letter pursuant to which the lenders party thereto committed to arrange and provide a newly formed subsidiary of the Company with (a) a £1.0 billion senior secured 540-day bridge loan facility, (b) a £116 million senior secured 540-day revolving credit facility and (c) a £503 million senior secured 60-day bridge loan facility (collectively, the “Debt Financing”), which was amended and restated on December 11, 2020 in order to join additional lenders as parties thereto.
Pending negotiations of the definitive loan agreement for the Debt Financing, on October 6, 2020, we entered into a £1.5 billion interim facilities agreement (the “Interim Facilities Agreement”) with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A. to provide: (a) a 90-day £1.0 billion interim asset sale bridge facility and (b) a 90-day £503 million interim cash confirmation bridge facility, which Interim Facilities Agreement was amended and restated on December 11, 2020 in order to join additional lenders as parties thereto.

In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing. The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility. The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement will be used for working capital and general corporate purposes. The Interim Facilities Agreement was terminated upon the execution of the Bridge Credit Agreement for the Debt Financing. The Bridge Credit Agreement is included within William Hill’s non-U.S. operations which is expected to be divested.
We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Master Lease, the VICI leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for 2021 are expected to significantly increase as a result of the additional properties acquired in the Merger and new development projects. We funded $400 million to escrow as of the closing of the Merger and have begun to utilize those funds in accordance with a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash. As of March 31, 2021, our restricted cash balance in the escrow account was $376 million for future capital expenditures in New Jersey.
As a condition of the extension of the casino operating contract and ground lease for Harrah’s New Orleans, we are also required to make a capital investment of $325 million in Harrah’s New Orleans by July 15, 2024.
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm. The hurricane severely damaged Lake Charles and the Company has begun to receive insurance proceeds related to, in part, estimated damages and repairs that have been incurred to the property. A portion of the proceeds received is expected to be utilized for the construction of a new land-based casino which is expected to be completed in 2022.
Cash spent for capital expenditures totaled $65 million and $23 million for the three months ended March 31, 2021 and 2020, respectively. The following table summarizes our capital expenditures for the three months ended March 31, 2021, and an estimated range of capital expenditures for the remainder of 2021:

	Three Months Ended March 31, 2021	Estimate of Remaining Capital Expenditures for 2021
(In millions)	Actual	Low	High
Atlantic City	$12	$165	$215
Indiana racing operations	2	5	15
Total estimated capital expenditures from restricted cash	14	170	230
Lake Charles	12	65	115
New Orleans	3	25	50
Other growth and maintenance projects	36	335	360
Total estimated capital expenditures from unrestricted cash and insurance proceeds	51	425	525
Total	$65	$595	$755
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $610 million for the remainder of 2021. We also lease certain real property assets from third parties, including GLPI and VICI. We estimate our lease payments to be approximately $900 million for the remainder of 2021.
The 5% Convertible Notes are convertible at any time at the option of the holders thereof or the Company. We do not intend to exercise our option to cause the conversion of the 5% Convertible Notes prior to maturity. During the three months ended March 31, 2021, conversions have been negligible. At such time as the holders of the 5% Convertible Notes elect to cause conversion, we estimate using cash of $379 million and issuing 4.5 million shares to settle the remaining outstanding 5% Convertible Notes as of March 31, 2021.
The Company periodically divests assets that it does not consider core to its business to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities.

On April 6, 2021, the Company consummated the sale of the equity interests of MontBleu for $15 million, subject to a customary working capital adjustment, resulting in a loss of approximately $2 million. The purchase price is due no later than the first anniversary of the closing of the sale.
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
On October 27, 2020, the Company entered into an agreement to sell Evansville to GLPI and Bally’s Corporation for $480 million in cash, subject to a customary working capital adjustment. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in mid-2021.
On December 1, 2020, the Company entered into a definitive agreement with CQ Holding Company, Inc. to sell the equity interests of Baton Rouge. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the third quarter of 2021.
On December 24, 2020, the Company entered into an agreement to sell the equity interests of Caesars Southern Indiana to the EBCI for $250 million, subject to a customary working capital adjustment. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals and is expected to close in the third quarter of 2021.
In addition to the agreements above, we also expect to enter into additional agreements to divest of Horseshoe Hammond prior to December 31, 2021. Further, we expect to divest of several other non-core properties including our international properties within our Caesars UK group, which includes Emerald Resorts Casino.
If the agreed upon selling price for future divestitures does not exceed the carrying value of the assets, we may be required to record additional impairment charges in future periods which may be material.
We expect that our current liquidity, cash flows from operations, availability of borrowings under committed credit facilities and proceeds from the announced asset sales will be sufficient to fund our operations, capital requirements and service our outstanding indebtedness for the next twelve months. However, the COVID-19 public health emergency has had, and is expected to continue to have, an adverse effect on our business, financial condition and results of operations and has caused, and may continue to cause, disruption in the financial markets. While we have undertaken efforts to mitigate the impacts of the COVID-19 public health emergency on our business and maintain liquidity, the extent of the ongoing and future effects of the COVID-19 public health emergency on our business, results of operations and financial condition is uncertain and may adversely impact our liquidity in the future. Our ability to access additional capital may be adversely affected by the disruption in the financial markets caused by the COVID-19 public health emergency, restrictions on incurring additional indebtedness contained in the agreements governing our indebtedness and the impact of the public health emergency on our business, results of operations and financial condition.
Debt and Master Lease Covenant Compliance
The Caesars Resort Collection (“CRC”) Credit Agreement, the CEI Revolving Credit Facility, and the indentures related to the CEI Senior Secured Notes, the CEI Senior Notes, the CRC Senior Secured Notes and the CRC Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit our ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions. The indenture for the 5% Convertible Notes contains limited covenants as a result of amendments that became effective in connection with the consummation of the Merger.
The CRC Revolving Credit Facility and CEI Revolving Credit Facility include a maximum first-priority net senior secured leverage ratio financial covenant of 6.35:1, which is applicable solely to the extent that certain testing conditions are satisfied. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document. Due to the effects of the COVID-19 public health emergency, the current terms of the CRC Credit Agreement and the CEI Revolving Credit Facility provide that the financial covenant measurement period is not effective through September 30, 2021 so long as CRC and the Company, respectively, comply with a minimum liquidity requirement, which includes any such availability under the applicable revolving credit facilities.
The GLPI Master Lease and VICI leases contain certain operating, capital expenditure and financial covenants, including minimum capital improvement expenditures and a rent coverage ratio.

As of March 31, 2021, we were in compliance with all of the applicable financial covenants described above.
Share Repurchase Program
In November 2018, our Board of Directors authorized a $150 million common stock repurchase program (the “Share Repurchase Program”) pursuant to which we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the Share Repurchase Program.
As of March 31, 2021, we acquired 223,823 shares of common stock under the program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the three months ended March 31, 2021 and 2020.
Contractual Obligations
The Company assumed various long-term debt arrangements, financing obligations and leases, previously described, associated with Former Caesars as result of the consummation of the Merger. See Note 2 for a description of the Merger and the related obligations assumed and Note 8 for additional contractual obligations. There have been no material changes during the three months ended March 31, 2021 to our contractual obligations as disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Other Liquidity Matters
We are faced with certain contingencies involving litigation and environmental remediation and compliance. These commitments and contingencies are discussed in “Part II, Item 1. Legal Proceedings” and Note 8 to our unaudited consolidated condensed financial statements, both of which are included elsewhere in this report. In addition, new competition may have a material adverse effect on our revenues, and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies
Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes since December 31, 2020. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from long-term variable-rate debt arrangements.
As of March 31, 2021, our long-term variable-rate borrowings totaled $6.3 billion under the CRC term loans and no amounts were outstanding under the CEI Revolving Credit Facility and CRC Revolving Credit Facility. Long-term variable-rate borrowings under the CRC term loans represented approximately 42% of our long-term debt as of March 31, 2021. Of our $15.0 billion face value of debt, as of March 31, 2021, we have entered into seven interest rate swap agreements to fix the interest rate on $2.3 billion of variable rate debt, and $4.0 billion of debt remains subject to variable interest rates for the term of the agreement. During the three months ended March 31, 2021, the weighted average interest rates on our variable and fixed rate debt were 3.36% and 6.40%, respectively.
The London Inter-bank Offered Rate (“LIBOR”) is expected to be discontinued after 2021. The interest rate per annum applicable to loans under our credit facilities is, at our option, either LIBOR plus a margin or a base rate plus a margin. We intend to continue monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

On October 9, 2020, the Company entered into a foreign exchange forward contract to hedge the risk of appreciation of the GBP denominated purchase price related to William Hill PLC, pursuant to which the Company agreed to purchase £536 million at a contracted exchange rate. On March 25, 2021, the forward contract was settled, for which the Company received $41 million in proceeds.
Subsequent to March 31, 2021, the Company entered into foreign exchange swap agreements in order to mitigate the risk of changes in foreign currency exchange rates. We are contracted to purchase £237 million at a contracted rate which we expect to settle in June 2021. We have also contracted to sell £487 million that we expect to settle in December 2021. We may elect to enter into additional such agreements as we continue to mitigate our exposure to changes in foreign currency exchange rates.
We evaluate our exposure to market risk by monitoring interest rates in the marketplace and have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There were no other material quantitative changes in our market risk exposure, or how such risks are managed, for the three months ended March 31, 2021.
Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, evaluated and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
(b)Changes in Internal Controls
The Company continues to integrate our internal controls over financial reporting following the Merger. As a result of these integration activities, certain controls will be evaluated and may be changed.
There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
For a discussion of our “Legal Proceedings,” refer to Note 8 to our consolidated condensed financial statements located elsewhere in this Quarterly Report on Form 10-Q and Note 11 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
•the impact of the COVID-19 public health emergency on our business and financial condition;
•projections of future results of operations or financial condition;
•our ability to consummate the disposition of certain of our properties, including the planned sale of William Hill’s non-U.S. operations and the required divestitures of certain properties located in Indiana;
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
•our ability to realize the anticipated benefits of the Merger, William Hill Acquisition and future development and acquisition opportunities; and
•the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects and operation of online sportsbook, poker and gaming
Any forward-looking statements are based upon underlying assumptions, including any assumptions mentioned with the specific statements, as of the date such statements were made. Such assumptions are in turn based upon internal estimates and analyses of market conditions and trends, management plans and strategies, economic conditions and other factors. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, and are subject to change. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend upon future circumstances that may not occur. Actual results may differ materially from any future results, performance or achievements expressed or implied by such statements. Forward-looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject include, but are not limited to, the following:
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
•uncertainty regarding legalization of betting and online gaming in the jurisdictions in which we operate and conditions applicable to obtaining the licenses required to enable us to conduct betting and online gaming activities;
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
In addition, the acquisition of William Hill and the disposition of Evansville, Southern Indiana, Baton Rouge, Harrah’s Louisiana Downs and certain of our other properties, including the planned sale of William Hill’s non-U.S. operations and the required divestitures of certain properties located in Indiana, create additional risks, uncertainties and other important factors, including but not limited to:
•the possibility that we are not able to enter into agreements to sell assets that we intend to divest on terms that are acceptable to us;
•the possibility that post-closing regulatory approvals of the acquisition of William Hill PLC impose conditions or are not obtained;
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
•risks associated with increased leverage as a result of the William Hill Acquisition;

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
Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those risk factors during the three months ended March 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2021, we issued 196 shares of unregistered Company Common Stock to holders of 5% Convertible Notes due 2024 upon conversion of $14 thousand in aggregate principal amount of such notes. For further information regarding such transactions, see Note 7, Fair Value Measurements, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The shares of common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on July 21, 2020.

3.2	Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on July 21, 2020.

†10.1	Form of Employment Assignment Agreement	Filed herewith.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

99.1	Financial Information of Caesars Resorts Collection, LLC	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

Date: May 4, 2021	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2021	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)