Form 10-Q
period 2021-06-30
Caesars Entertainment, Inc.
filed 2021-08-04
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of July 29, 2021 was 213,429,619.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,128	$1,776
Restricted cash and investments	237	2,021
Accounts receivable, net	395	342
Due from affiliates	25	44
Inventories	41	44
Prepayments and other current assets	242	253
Assets held for sale ($0 and $130 attributable to our VIEs)	4,248	1,583
Total current assets	6,316	6,063
Investment in and advances to unconsolidated affiliates	526	173
Property and equipment, net	14,393	14,735
Gaming rights and other intangibles, net	5,173	4,283
Goodwill	11,238	9,864
Other assets, net	1,170	1,267
Total assets	$38,816	$36,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$217	$167
Accrued interest	317	229
Accrued other liabilities	1,613	1,263
Current portion of long-term debt	67	67
Liabilities related to assets held for sale ($0 and $130 attributable to our VIEs)	3,238	787
Total current liabilities	5,452	2,513
Long-term financing obligation	12,374	12,295
Long-term debt	13,838	14,073
Deferred income taxes	1,144	1,166
Other long-term liabilities	846	1,304
Total liabilities	33,654	31,351
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Caesars stockholders’ equity	5,134	5,016
Noncontrolling interests	28	18
Total stockholders’ equity	5,162	5,034
Total liabilities and stockholders’ equity	$38,816	$36,385
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
REVENUES:
Casino and pari-mutuel commissions	$1,571	$101	$2,798	$441
Food and beverage	281	7	450	63
Hotel	396	9	611	57
Other	254	10	435	39
Net revenues	2,502	127	4,294	600
EXPENSES:
Casino and pari-mutuel commissions	694	45	1,281	224
Food and beverage	166	9	274	62
Hotel	106	6	187	28
Other	79	1	148	10
General and administrative	418	67	798	165
Corporate	76	14	142	30
Impairment charges	—	—	—	161
Depreciation and amortization	301	49	566	99
Transaction costs and other operating costs	72	15	92	23
Total operating expenses	1,912	206	3,488	802
Operating income (loss)	590	(79)	806	(202)
OTHER EXPENSE:
Interest expense, net	(576)	(68)	(1,155)	(135)
Loss on extinguishment of debt	(23)	—	(23)	—
Other income (loss)	110	13	(23)	(10)
Total other expense	(489)	(55)	(1,201)	(145)
Income (loss) from continuing operations before income taxes	101	(134)	(395)	(347)
Benefit for income taxes	1	34	77	71
Net income (loss) from continuing operations, net of income taxes	102	(100)	(318)	(276)
Discontinued operations, net of income taxes	(30)	—	(34)	—
Net income (loss)	72	(100)	(352)	(276)
Net income attributable to noncontrolling interests	(1)	—	—	—
Net income (loss) attributable to Caesars	$71	$(100)	$(352)	$(276)

Net income (loss) per share - basic and diluted:
Basic income (loss) per share from continuing operations	$0.48	$(1.25)	$(1.52)	$(3.49)
Basic loss per share from discontinued operations	(0.14)	—	(0.16)	—
Basic income (loss) per share	$0.34	$(1.25)	$(1.68)	$(3.49)
Diluted income (loss) per share from continuing operations	$0.48	$(1.25)	$(1.52)	$(3.49)
Diluted loss per share from discontinued operations	(0.14)	—	(0.16)	—
Diluted income (loss) per share	$0.34	$(1.25)	$(1.68)	$(3.49)
Weighted average basic shares outstanding	209	80	209	79
Weighted average diluted shares outstanding	211	80	209	79
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$72	$(100)	$(352)	$(276)
Foreign currency translation adjustments	(11)	—	(11)	—
Change in fair market value of interest rate swaps, net of tax	10	—	22	—
Other	3	—	2	—
Other comprehensive income, net of tax	2	—	13	—
Comprehensive income (loss)	74	(100)	(339)	(276)
Comprehensive income attributable to noncontrolling interests	(1)	—	—	—
Comprehensive income (loss) attributable to Caesars	$73	$(100)	$(339)	$(276)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Common Stock					Treasury Stock
(In millions)	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Amount	Non controlling Interests	Total Stockholders’ Equity
Balance, December 31, 2019	78	$—	$760	$366	$—	$(9)	$—	$1,117
Issuance of restricted stock units	—	—	6	—	—	—	—	6
Net loss	—	—	—	(176)	—	—	—	(176)
Shares withheld related to net share settlement of stock awards	—	—	(7)	—	—	—	—	(7)
Balance, March 31, 2020	78	—	759	190	—	(9)	—	940
Issuance of restricted stock units	—	—	4	—	—	—	—	4
Issuance of common stock	21	—	772	—	—	—	—	772
Net loss	—	—	—	(100)	—	—	—	(100)
Balance, June 30, 2020	99	$—	$1,535	$90	$—	$(9)	$—	$1,616

Balance, December 31, 2020	208	$—	$6,382	$(1,391)	$34	$(9)	$18	$5,034
Issuance of restricted stock units	—	—	23	—	—	—	—	23
Net loss	—	—	—	(423)	—	—	(1)	(424)
Other comprehensive income, net of tax	—	—	—	—	11	—	—	11
Shares withheld related to net share settlement of stock awards	—	—	(14)	—	—	—	—	(14)
Balance, March 31, 2021	208	—	6,391	(1,814)	45	(9)	17	4,630
Issuance of restricted stock units	—	—	21	—	—	—	—	21
Issuance of common stock, net	5	—	454	—	—	(14)	—	440
Net income	—	—	—	71	—	—	1	72
Other comprehensive income, net of tax	—	—	—	—	2	—	—	2
Shares withheld related to net share settlement of stock awards	—	—	(13)	—	—	—	—	(13)
Acquired noncontrolling interests	—	—	—	—	—	—	10	10
Balance, June 30, 2021	213	$—	$6,853	$(1,743)	$47	$(23)	$28	$5,162
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$672	$(81)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(177)	(41)
Acquisition of William Hill, net of cash acquired	(2,042)	—
Acquisition of gaming rights and trademarks	(272)	—
Proceeds from sale of businesses, property and equipment, net of cash sold	460	—
Proceeds from the sale of investments	44	—
Proceeds from insurance related to property damage	40	—
Investments in unconsolidated affiliates	(33)	(1)
Net cash used in investing activities	(1,980)	(42)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	—	465
Repayments of long-term debt and revolving credit facilities	(35)	(367)
Cash paid to settle convertible notes	(367)	—
Proceeds from issuance of common stock	—	772
Taxes paid related to net share settlement of equity awards	(27)	(7)
Net cash provided by (used in) financing activities	(429)	863

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	(67)	—
Cash flows from investing activities	(916)	—
Cash flows from financing activities	591	—
Net cash used in discontinued operations	(392)	—
Effect of foreign currency exchange rates on cash	19	—
Increase (decrease) in cash, cash equivalents and restricted cash	(2,110)	740
Cash, cash equivalents and restricted cash, beginning of period	4,280	217
Cash, cash equivalents and restricted cash, end of period	$2,170	$957

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$1,128	$950
Restricted cash included in restricted cash and investments	237	3
Restricted and escrow cash included in other assets, net	385	4
Cash and cash equivalents and restricted cash - discontinued operations	420	—
Total cash, cash equivalents and restricted cash	$2,170	$957

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$923	$126
Income taxes refunded, net	—	(17)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	54	4
Convertible notes settled with shares	440	—
Land contributed to joint venture	61	—
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
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Comprehensive Income (Loss) as our “Statements of Operations,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.”
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
On April 22, 2021, the Company completed the acquisition of William Hill PLC for £2.9 billion, or approximately $4.0 billion (the “William Hill Acquisition”). See below for further discussion of the William Hill Acquisition.
The Company owns, leases or manages an aggregate of 52 domestic properties in 16 states with approximately 55,300 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 3,000 table games and approximately 46,200 hotel rooms as of June 30, 2021. The Company operates and conducts sports wagering across 17 states plus the District of Columbia and operates regulated online real money gaming businesses in five states. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Upon completion of our previously announced sales, or expected sales, of certain gaming properties, we expect to continue to own, lease or manage 49 properties. The Company’s primary source of revenue is generated by our casino properties’ gaming operations, as well as online gaming, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to its properties.
The Company has entered into several agreements to divest of certain properties and initiated plans to divest of other assets, including non-core properties or divestitures required by regulatory agencies. See Note 3 for a discussion of properties recently sold or currently held for sale and Note 15 for segment information.
Certain properties, including Harrah’s Louisiana Downs, Caesars Southern Indiana and Caesars Entertainment UK, including Emerald Resort & Casino (together “Caesars UK Group”), met held for sale criteria as of the date of the closing of the Merger. Additionally, as described below, William Hill non-U.S. operations met held for sale criteria as of the date of the closing of the William Hill Acquisition. These properties are appropriately classified as discontinued operations.
William Hill Acquisition
On September 30, 2020, the Company announced that it had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which the Company would acquire the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction. On April 20, 2021, a UK Court sanctioned the proposed acquisition and on April 22, 2021, the Company completed the acquisition of William Hill PLC for £2.9 billion, or approximately $4.0 billion. See Note 2.
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company (the “Bridge Facility Borrower”) entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
provided the Debt Financing (as defined below). The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, we repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. Outstanding borrowings under the Bridge Credit Agreement are expected to be repaid upon the sale of William Hill’s non-U.S. operations including the UK and international online divisions and the retail betting shops (collectively, “William Hill International”), all of which are held for sale and related activity is reflected within discontinued operations. See Note 3. Certain investments acquired will be excluded from the held for sale asset group. See Note 7 for investments in which the Company elected to apply the fair value option.
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the current period presentation. Marketing and promotions expense previously disclosed for the three and six months ended June 30, 2020 has been reclassified to Casino and pari-mutuel commissions expense and General and administrative expense based on the nature of the expense.
In June 2021, the Indiana Gaming Commission (“IGC”) amended its order that previously required the Company to sell a third casino asset in the state. As a result, Caesars will not be required to sell Horseshoe Hammond and Horseshoe Hammond no longer meets the held for sale criteria. The assets and liabilities held for sale have been reclassified as held and used for all periods presented measured at the lower of the carrying amount, adjusted for depreciation and amortization that would have been recognized had the assets been continuously classified as held and used, and the fair value at the date of the amended ruling. Additionally, amounts previously presented in discontinued operations have been reclassified into continuing operations for all periods presented.
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
The William Hill Acquisition and rebranding of our interactive business (formerly, Caesars Interactive Entertainment “CIE” and now, inclusive of William Hill US, “Caesars Digital”) expands our access to conduct sports wagering and real online money gaming operations. As a result, the Company has made a change to the composition of its reportable segments. The Las Vegas and Regional segments are substantially unchanged, while the former Managed, International and CIE reportable segment has been recast for all periods presented into two segments; Caesars Digital and Managed and International. See Note 15 for a listing of properties included in each segment and the determination of our segments.
The presentation of financial information herein for the periods after the Company’s acquisition of Former Caesars on July 20, 2020 and of William Hill on April 22, 2021 is not fully comparable to the periods prior to the acquisitions. In addition, the presentation of financial information herein for the periods after the Company’s sales of various properties is not fully comparable to the periods prior to their respective sale dates. See Note 2 for further discussion of the acquisitions and related transactions and Note 3 for properties recently sold or currently held for sale.
Consolidation of Subsidiaries and Variable Interest Entities
Our consolidated condensed financial statements include the accounts of Caesars Entertainment, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.
We consolidate all subsidiaries in which we have a controlling financial interest and variable interest entities (“VIEs”) for which we or one of our consolidated subsidiaries is the primary beneficiary. Control generally equates to ownership percentage,

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Developments Related to COVID-19
In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and has since spread throughout much of the world, including the U.S. All of the Company’s casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of COVID-19. As of June 30, 2021, the Company has resumed operations at substantially all of its properties, to the extent permitted by regulations governing the applicable jurisdiction, with the exception of Lake Charles which was severely damaged by Hurricane Laura (see Note 8), and Caesars Windsor. Caesars Windsor reopened under the new provincial guidelines on July 23, 2021. During the six months ended June 30, 2021, most of our properties have experienced positive trends as restrictions on maximum capacities and amenities available are eased.
The Company continued to pay its full-time employees through April 10, 2020, including tips and tokens. Effective April 11, 2020, the Company furloughed approximately 90% of its employees, implemented salary reductions and committed to continue to provide benefits to its employees through their furloughed period. The Company emphasized a focus on labor efficiencies as the Company’s workforce returns and operations resume in compliance with governmental or tribal orders, directives, and guidelines.
The COVID-19 public health emergency had a material adverse effect on the Company’s business, financial condition and results of operations for comparative periods in 2020, including the three and six months ended June 30, 2020, and for the three months ended March 31, 2021. As a result, the terms of our debt arrangements provide that the financial covenant measurement period is not effective through September 30, 2021, so long as we comply with a minimum liquidity requirement. See Note 9. In addition, on March 19, 2021, the Company filed a lawsuit against its insurance carriers for losses attributed to the COVID-19 public health emergency. See Note 8. Due to a triggering event resulting from the COVID-19 public health emergency, the Company recognized impairment charges of $116 million related to goodwill and trade names during the six months ended June 30, 2020.
Although the Company is experiencing positive operating trends thus far in 2021, the extent of the ongoing and future effects of the COVID-19 public health emergency on the Company’s business and the casino resort industry generally is uncertain. The extent and duration of the negative impact of the COVID-19 public health emergency will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak or new variants, restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders, travel restrictions or additional restrictions in response to continued developments with the COVID-19 public health emergency, the Company’s ability to adapt to evolving operating procedures, the impact on consumer demand and discretionary spending, the length of time it takes for demand to return, the efficacy and acceptance of vaccines, and the Company’s ability to adjust its cost structures for the duration of any such interruption of its operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification (“ASC”).
Effective January 1, 2021, we adopted Accounting Standards Updates (“ASU”) 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General, which did not have a material effect on our financial statements.
The following ASUs were not implemented as of June 30, 2021:
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
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging. This update amends guidance on convertible instruments and the guidance on derivative scope exception for contracts in an entity’s own equity. The amendments for convertible instruments reduce the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, the amendments provide guidance on instruments that will continue to be subject to separation models and improves disclosure for convertible instruments and guidance for earnings per share. Furthermore, the update amends guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. These amendments should be applied on either a modified retrospective basis or a fully retrospective basis. As of June 30, 2021, all outstanding 5% Convertible Notes have been converted. The adoption of this standard is not expected to have a material impact on the Company’s Financial Statements.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Final Purchase Price Allocation
The fair values are based on management’s analysis including work performed by third party valuation specialists, which were finalized over the one-year measurement period. The following table summarizes the allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Former Caesars, with the excess recorded as goodwill as of June 30, 2021:

(In millions)	Fair Value
Current and other assets	$3,540
Property and equipment	13,096
Goodwill	9,064
Intangible assets (a)	3,394
Other noncurrent assets	710
Total assets	$29,804

Current liabilities	$1,771
Financing obligation	8,149
Long-term debt	6,591
Noncurrent liabilities	2,400
Total liabilities	18,911
Noncontrolling interests	18
Net assets acquired	$10,875
____________________
(a)Intangible assets consist of gaming rights valued at $396 million, trade names valued at $2.1 billion, Caesars Rewards programs valued at $523 million and customer relationships valued at $425 million.
As noted above, the purchase price allocation was subject to a measurement period and our estimates as of March 31, 2021 have been revised related to certain working capital adjustments and the related tax effect, which reduced both goodwill and noncurrent liabilities by $5 million as of June 30, 2021. Horseshoe Hammond no longer meets the held for sale criteria based on the June 2021 amended order from the IGC. See Note 1. The assets and liabilities previously held for sale have been reclassified as held and used under continuing operations for all periods presented resulting in changes in the presentation of the table above.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Gaming rights include our gaming licenses in various jurisdictions and may have indefinite lives or an estimated useful life. The fair value of the gaming rights was determined using the excess earnings or replacement cost methodology, based on whether the license resides in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the gaming license intangible asset, which is net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets. The replacement cost of the gaming license was used as an indicator of fair value. The acquired gaming rights have indefinite lives, with the exception of one jurisdiction in which we estimate the useful life of the license to be approximately 34 years from the Merger date.
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
The Company recognized acquisition-related transaction costs of $3 million and $15 million for the three and six months ended June 30, 2021, respectively, and $13 million and $22 million for the three and six months ended June 30, 2020, respectively, in connection with the Merger. Transaction costs were associated with legal, IT costs, internal labor and professional services and were recorded in Transaction costs and other operating costs in our Statements of Operations.
For the period of January 1, 2021 through June 30, 2021, the properties of Former Caesars generated net revenues of $3.2 billion, excluding discontinued operations, and net loss of $469 million.
Acquisition of William Hill
On April 22, 2021, we completed the previously announced acquisition of William Hill PLC for cash consideration of approximately £2.9 billion, or approximately $4.0 billion, based on the GBP to USD exchange rate on the closing date.
Prior to the acquisition, William Hill PLC’s U.S. subsidiary, William Hill U.S. Holdco (“William Hill US” and together with William Hill PLC, “William Hill”) operated 37 sportsbooks at our properties in eight states. Following the William Hill Acquisition, we conduct sports wagering across 17 states across the U.S. plus the District of Columbia. Additionally, we operate regulated online real money gaming businesses in five states and continue to leverage the World Series of Poker (“WSOP”) brand, and license the WSOP trademarks for a variety of products and services. Extensive usage of digital platforms and growing bettor demand are driving the market for online sports betting platforms in the U.S. and the William Hill Acquisition positioned us to address this growing market. The Company intends to divest the non-U.S. operations including the UK and international online divisions and the retail betting shops, and retain certain investments.
The Company previously held an equity interest in William Hill PLC and William Hill US (see Note 4). Accordingly, the acquisition is accounted for as a business combination achieved in stages, or a “step acquisition.”

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
As mentioned above, the total purchase consideration for William Hill was approximately $4.0 billion. The estimated purchase consideration in the acquisition was determined with reference to its acquisition date fair value.

(In millions)	Consideration
Cash for outstanding William Hill common stock (a)	$3,909
Fair value of William Hill equity awards	30
Settlement of preexisting relationships (net of receivable/payable)	7
Settlement of preexisting relationships (net of previously held equity investment and off-market settlement)	20
Total purchase consideration	$3,966
____________________
(a)William Hill common stock of approximately 1.0 billion shares as of the acquisition date was paid at £2.72 per share, or approximately $3.77 per share using the GBP to USD exchange rate on the acquisition date.

Preliminary Purchase Price Allocation
The purchase price allocation for William Hill is preliminary as it relates to determining the fair value of certain assets and liabilities, including goodwill, and is subject to change. The fair values are based on management’s analysis including preliminary work performed by third party valuation specialists, which are subject to finalization over the one-year measurement period. The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of William Hill, with the excess recorded as goodwill as of June 30, 2021:

(In millions)	Fair Value
Other current assets	$163
Assets held for sale	3,854
Property and equipment, net	55
Goodwill	1,373
Intangible assets (a)	696
Other noncurrent assets	307
Total assets	$6,448

Other current liabilities	$249
Liabilities related to assets held for sale (b)	2,103
Deferred income taxes	85
Other noncurrent liabilities	35
Total liabilities	2,472
Noncontrolling interests	10
Net assets acquired	$3,966
____________________
(a)Intangible assets consist of gaming rights valued at $90 million, trademarks valued at $28 million, developed technology valued at $120 million, reacquired rights valued at $390 million and user relationships valued at $68 million.
(b)Includes debt of $1.1 billion related to William Hill International at acquisition date.
The fair values of the assets acquired and liabilities assumed were determined using the market, income, and cost approaches, or a combination. Valuation methodologies under both a market and income approach used for the identifiable net assets acquired in the William Hill acquisition make use of Level 3 inputs, such as expected cash flows and projected financial results. The market approach indicates value for a subject asset based on available market pricing for comparable assets.
Trade receivables and payables and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the William Hill acquisition date. Assets and liabilities held for sale substantially represent William Hill International which has been valued using a combination of approaches including a market approach based on valuation multiples and EBITDA, the relief from royalty method and the replacement cost method.
The acquired net assets of William Hill included certain investments in common stock. Investments with a publicly available share price were valued using the share price on the acquisition date. Investments without publicly available share data were valued at their carrying value, which approximated fair value.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Other personal property assets such as furniture, equipment, computer hardware, and fixtures were valued at the existing carrying values as they closely represented the estimated fair value of those items at the William Hill acquisition date.
Trademarks and developed technology were valued using the relief from royalty method, which presumes that without ownership of such trademarks or technology, the Company would have to make a series of payments to the assets’ owner in return for the right to use their brand or technology. By virtue of their ownership of the respective intangible assets, the Company avoids any such payments and records the related intangible value. The estimated useful lives of the trademarks and developed technology are approximately 15 years and six years, respectively, from the acquisition date.
Online user relationships are valued using a cost approach based on the estimated marketing and promotional cost to acquire the new active user base if the user relationships were not already in place and needed to be replaced. We estimate the useful life of the user relationships to be approximately three years from the acquisition date.
Operating agreements with non-Caesars entities allowed William Hill to operate retail and online sportsbooks as well as online gaming within certain states. These agreements are valued using the excess earnings method, estimating the projected profits of the business attributable to the rights afforded through the agreements, adjusted for returns of other assets that contribute to the generation of this profit, such as working capital, fixed assets and other intangible assets. We estimate the useful life of these operating agreements to be approximately 20 years from the acquisition date.
The reacquired rights intangible asset represents the estimated fair value of the Company’s share of the William Hill’s forecasted profits arising from the prior contractual arrangement with the Company to operate retail and online sportsbooks and online gaming. This fair value estimate was determined using the excess earnings method, an income-based approach that reflects the present value of the future profit William Hill expected to earn over the remaining term of the contract, adjusted for returns of other assets that contribute to the generation of this profit, such as working capital, fixed assets and other intangible assets. The forecasted profit used within this valuation is adjusted for the settlement of the preexisting relationship noted previously in the calculation of the purchase consideration in order to avoid double counting of this settlement. Reacquired rights are amortizable over the remaining contractual period of the contract in which the rights were granted and estimated to be approximately 24 years from the acquisition date.
Goodwill is the result of expected synergies from the operations of the combined company and future customer relationships including the brand names and strategic partner relationships of Caesars and the technology and assembled workforce of William Hill. The goodwill acquired will not generate amortization deductions for income tax purposes.
The fair value of long-term debt assumed has been calculated based on market quotes.
The Company recognized acquisition-related transaction costs of $62 million and $67 million for the three and six months ended June 30, 2021, respectively. These costs were associated with legal costs and professional services and were recorded in Transaction costs and other operating costs in our Statements of Operations.
For the period of April 22, 2021 through June 30, 2021, the operations of William Hill generated net revenues of $48 million, excluding discontinued operations (see Note 3), and net income of $107 million.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the William Hill Acquisition as if it had occurred on January 1, 2020. The pro forma amounts include the historical operating results of the Company and William Hill prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include adjustments and consequential tax effects to reflect incremental amortization expense to be incurred based on preliminary fair values of the identifiable intangible assets acquired, eliminate gains and losses related to certain investments and adjustments to the timing of acquisition related costs and expenses incurred during the three and six months ended June 30, 2021 and to recognize these costs during the six months ended June 30, 2020. The unaudited pro forma financial information is not necessarily indicative of the financial position or results that would have occurred had the William Hill Acquisition been consummated as of the dates indicated, nor is it indicative of any future results. In addition, the unaudited pro forma financial information does not reflect the expected realization of any synergies or cost savings associated with the acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net revenues	$2,532	$136	$4,421	$647
Net income (loss)	175	(143)	(265)	(445)
Net income (loss) attributable to Caesars	174	(143)	(265)	(445)

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Held for sale - Continuing operations
Baton Rouge
On December 1, 2020, the Company entered into a definitive agreement with CQ Holding Company, Inc. to sell the equity interests of Belle of Baton Rouge Casino & Hotel (“Baton Rouge”). The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals, and is expected to close in the third quarter of 2021. Baton Rouge met the requirements for presentation as assets held for sale as of June 30, 2021.
The assets and liabilities held for sale of continuing operations, accounted for at carrying value unless fair value is lower, were as follows as of June 30, 2021 and December 31, 2020:

	Baton Rouge
(In millions)	June 30, 2021	December 31, 2020
Assets:
Cash	$2	$2
Property and equipment, net	2	2
Other assets, net	1	1
Assets held for sale	$5	$5
Liabilities:
Current liabilities	$3	$2
Other long-term liabilities	1	1
Liabilities related to assets held for sale	$4	$3
The following information presents the net revenues and net loss for the Company’s property considered continuing operations, that is held for sale:

	Baton Rouge
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net revenues	$5	$2	$9	$8
Net loss	—	(3)	(1)	(13)
Held for sale - Sold
Evansville, MontBleu, Eldorado Shreveport, Kansas City and Vicksburg Divestitures
On June 3, 2021, the Company consummated the sale of the real property and equity interests of Tropicana Evansville (“Evansville”) to Gaming and Leisure Properties, Inc. (“GLPI”) and Bally’s Corporation (formerly Twin River Worldwide Holdings, Inc.), respectively, for $480 million, subject to a customary working capital adjustment, resulting in a gain of approximately $12 million. Evansville was within the Regional segment.
On April 6, 2021, the Company consummated the sale of the equity interests of MontBleu Casino Resort & Spa (“MontBleu”) to Bally’s Corporation for $15 million, subject to a customary working capital adjustment, resulting in a gain of less than $1 million. The purchase price for MontBleu is due no later than the first anniversary of the consummation of the transaction.
As a result of the execution of the agreement to sell MontBleu, an impairment charge totaling $45 million was recorded during the six months ended June 30, 2020 due to the carrying value exceeding the estimated net sales proceeds. The impairment

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
charges resulted in a reduction to the carrying amounts of the right-of-use assets, property and equipment, and goodwill and other intangibles totaling $18 million, $23 million and $4 million, respectively. MontBleu was within the Regional segment.
Prior to their respective closing dates in 2020, Eldorado Shreveport, Isle of Capri Casino Kansas City (“Kansas City”), and Lady Luck Casino Vicksburg (“Vicksburg”) met the requirements for presentation as assets held for sale under GAAP. However, they did not meet the requirements for presentation as discontinued operations. All properties were previously reported in the Regional segment.
The following information presents the net revenues and net income (loss) of held for sale properties, which were recently sold, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
(In millions)	MontBleu	Evansville	MontBleu	Evansville
Net revenues	$—	$27	$11	$58
Net income	—	13	4	26

	Three Months Ended June 30, 2020
(In millions)	Eldorado Shreveport	Kansas City	Vicksburg	MontBleu	Evansville
Net revenues	$7	$4	$2	$3	$7
Net income (loss)	2	(1)	(1)	2	(9)

	Six Months Ended June 30, 2020
(In millions)	Eldorado Shreveport	Kansas City	Vicksburg	MontBleu	Evansville
Net revenues	$30	$18	$7	$12	$40
Net income (loss)	4	2	(1)	(40)	(8)
The assets and liabilities held for sale were as follows as of December 31, 2020:

	December 31, 2020
(In millions)	MontBleu	Evansville
Assets:
Cash	$3	$7
Property and equipment, net	37	302
Goodwill	—	9
Gaming licenses and other intangibles, net	—	138
Other assets, net	32	49
Assets held for sale	$72	$505
Liabilities:
Current liabilities	$8	$12
Other long-term liabilities	63	24
Liabilities related to assets held for sale	$71	$36
Held for sale - Discontinued operations
In connection with the William Hill Acquisition, the Company intends to divest William Hill International. Accordingly, the assets and liabilities of William Hill International are classified as held for sale with operations presented within discontinued operations. See Note 1 and Note 2.
As a result of the Merger, certain Former Caesars properties, including Harrah’s Louisiana Downs, Caesars Southern Indiana, and Caesars UK Group, which includes Emerald Resorts & Casino, met held for sale criteria as of the date of the closing of the Merger. The sales of these properties are classified as held for sale with operations presented within discontinued operations. On July 16, 2021, the Company completed the sale of Caesars UK Group, in which the buyer assumed all liabilities associated with the Caesars UK Group, and recorded an impairment of $31 million as of June 30, 2021 within discontinued operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
The following information presents the net revenues and net income (loss) for the Company’s properties that are part of discontinued operations for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
(In millions)	Harrah’s Louisiana Downs	Caesars UK	Caesars Southern Indiana	William Hill International
Net revenues	$16	$20	$65	$343
Net income (loss)	5	(39)	9	(2)

	Six Months Ended June 30, 2021
(In millions)	Harrah’s Louisiana Downs	Caesars UK	Caesars Southern Indiana	William Hill International
Net revenues	$29	$30	$114	$343
Net income (loss)	9	(46)	9	(2)
The assets and liabilities held for sale as discontinued operations, accounted for at carrying value unless fair value was lower, were as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(In millions)	Harrah’s Louisiana Downs	Caesars UK	Caesars Southern Indiana
Assets:
Cash	$6	$25	$10
Property and equipment, net	10	75	416
Goodwill	3	3	136
Gaming licenses and other intangibles, net	5	29	23
Other assets, net	1	78	7
Assets held for sale	$25	$210	$592
Liabilities:
Current liabilities	$8	$72	$17
Other long-term liabilities (a)	5	111	335
Liabilities related to assets held for sale	$13	$183	$352

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	December 31, 2020
(In millions)	Harrah’s Louisiana Downs	Caesars UK	Caesars Southern Indiana
Assets:
Cash	$6	$32	$8
Property and equipment, net	11	75	418
Goodwill	3	3	136
Gaming licenses and other intangibles, net	5	28	23
Other assets, net	—	117	4
Assets held for sale	$25	$255	$589
Liabilities:
Current liabilities	$6	$73	$13
Other long-term liabilities (a)	6	120	332
Liabilities related to assets held for sale	$12	$193	$345
____________________
(a)We have included $340 million and $336 million of deferred finance obligation as of June 30, 2021 and December 31, 2020, respectively, as held for sale liabilities for Caesars Southern Indiana and Harrah’s Louisiana Downs, which represent our preliminary purchase price allocation of the liability which will be derecognized upon completion of those divestitures.
Not included in the above table are assets and liabilities held for sale of $3.4 billion and $2.7 billion, respectively, related to William Hill International, which was held for sale on date that the William Hill Acquisition was consummated, as described in Note 2, and are considered discontinued operations. Liabilities held for sale include $627 million of debt related to the asset sale bridge facility and the revolving credit facility, which are expected to be repaid upon the sale of William Hill International, as described in Note 1. The Bridge Credit Agreement includes a financial covenant requiring the Bridge Facility Borrower to comply with a maximum total net leverage ratio of 10.50 to 1.00 beginning the fiscal quarter ending on September 30, 2021. The borrowings under the Bridge Credit Agreement are guaranteed by the Bridge Facility Borrower and its material wholly-owned subsidiaries (subject to exceptions), and are secured by a pledge of substantially all of the existing and future property and assets of the Bridge Facility Borrower and the guarantors (subject to exceptions). In addition, $1.1 billion of debt, at book value which approximates fair value, is held for sale related to two trust deeds assumed in the William Hill Acquisition. One trust deed relates to £350 million aggregate principal amount of 4.750% Senior Notes due 2026, and the other trust deed relates to £350 million aggregate principal amount of 4.875% Senior Notes due 2023. Each of the trust deeds contain a put option due to a change in control which allowed noteholders to require the Company to purchase the notes at 101% of the principal amount with interest accrued. The put period expired on July 26, 2021, and approximately £1 million of debt was repurchased. No financial covenants were noted related to the two trust deeds assumed in the William Hill Acquisition.
Note 4. Investments in and Advances to Unconsolidated Affiliates
William Hill
The Company previously entered into a 25-year agreement with William Hill, which became effective January 29, 2019 and granted to William Hill the right to conduct betting activities, including operating our sportsbooks, in retail channels under certain skins for online channels with respect to the Company’s current and future properties, and conduct certain real money online gaming activities. On April 22, 2021, the Company consummated its previously announced acquisition of William Hill PLC in an all-cash transaction. Prior to the acquisition, the Company accounted for its investment in William Hill PLC as an investment in equity securities. Additionally, we accounted for our investment in William Hill US as an equity method investment prior to the William Hill Acquisition. See Note 2 for further detail on the consideration transferred and the allocation of the purchase price.
NeoGames
The acquired net assets of William Hill included an investment in NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. As of June 30, 2021, the Company held approximately 6 million shares of NeoGames common stock with a fair value of $377 million, which represents an ownership interest of approximately 24.5%. The Company has elected to account for the NeoGames investment under the fair value option under ASC 825 and remeasures the investment based on the publicly available share price (Level 1). See Note 7. For the period ended June 30, 2021, the Company recorded a gain of approximately $123 million, which is included within Other income (loss) on the Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Pompano Joint Venture
In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. In June 2021, the joint venture issued a capital call and we contributed $3 million. The Company has made cash contributions totaling $4 million and has contributed land. On February 12, 2021, the Company contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million, and the Company has no further obligation to contribute additional real estate or cash as of June 30, 2021. We entered into a short-term lease agreement in February 2021, which we can cancel at any time, to lease back a portion of the land from the joint venture.
While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction costs and other operating costs on the Statements of Operations. As of June 30, 2021 and December 31, 2020, the Company’s investment in the joint venture is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
Note 5. Property and Equipment

(In millions)	June 30, 2021	December 31, 2020
Land and improvements	$2,108	$2,187
Buildings, riverboats, and leasehold improvements	12,111	12,059
Furniture, fixtures, and equipment	1,509	1,419
Construction in progress	218	118
Total property and equipment	15,946	15,783
Less: accumulated depreciation	(1,553)	(1,048)
Total property and equipment, net	$14,393	$14,735
Our property and equipment are subject to various operating leases for which we are the lessor. We lease our property and equipment related to our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Depreciation expense	$264	$42	$509	$85
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Changes in Carrying Value of Goodwill and Other Intangible Assets

		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
December 31, 2020	$501	$9,864	$3,782
Amortization	(57)	—	—
Acquired (a)	696	1,373	—
Acquisition of gaming rights and trademarks (b)	243	—	20
Other	1	1	(13)
June 30, 2021	$1,384	$11,238	$3,789
____________________
(a)Includes goodwill and intangible assets acquired upon William Hill Acquisition. See Note 2 for further detail.
(b)Includes acquired royalty-free license of Planet Hollywood Trademark with an estimated useful life of 15 years.
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	June 30, 2021				December 31, 2020
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$578	$(138)	$440	$510	$(92)	$418
Gaming rights and other	20 - 34 years	174	(3)	171	84	(1)	83
Trademarks	15 years	271	(3)	268	—	—	—
Reacquired rights	24 years	390	(3)	387	—	—	—
Technology	6 years	121	(3)	118	—	—	—
		$1,534	$(150)	1,384	$594	$(93)	501

Non-amortizing intangible assets
Trademarks				2,148			2,161
Gaming rights				1,118			1,098
Caesars Rewards				523			523
				3,789			3,782
Total amortizing and non-amortizing intangible assets, net				$5,173			$4,283
Amortization expense with respect to intangible assets for the three months ended June 30, 2021 and 2020 totaled $37 million and $7 million, respectively, and for the six months ended June 30, 2021 and 2020 totaled $57 million and $14 million, respectively, which is included in depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2021	Years Ended December 31,
(In millions)		2022	2023	2024	2025	2026
Estimated annual amortization expense	$93	$149	$145	$130	$122	$122

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 7. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the Balance Sheets at June 30, 2021 and December 31, 2020:

	June 30, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash and investments	$1	$1	$—	$2
Marketable securities	396	9	—	405
Derivative instruments - FX forward	—	3	—	3
Total assets at fair value	$397	$13	$—	$410
Liabilities:
Derivative instruments - interest rate swaps	$—	$61	$—	$61
Total liabilities at fair value	$—	$61	$—	$61

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash and investments	$1	$3	$44	$48
Marketable securities	23	10	—	33
Derivative instruments - FX forward	—	40	—	40
Total assets at fair value	$24	$53	$44	$121
Liabilities:
Derivative instruments - 5% Convertible Notes	$—	$326	$—	$326
Derivative instruments - interest rate swaps	—	90	—	90
Total liabilities at fair value	$—	$416	$—	$416
The change in restricted cash and investments valued using Level 3 inputs for the six months ended June 30, 2021 is as follows:

(In millions)	Level 3 Investments
Fair value of investment at December 31, 2020	$44
Change in fair value	7
Acquisition of William Hill	(51)
Fair value at June 30, 2021	$—
Restricted Cash and Investments
The estimated fair values of the Company’s restricted cash and investments are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2), or quoted prices available in active markets adjusted for time restrictions related to the sale of the investment (Level 3) and represent the amounts the Company would expect to receive if the Company sold the restricted cash and investments. Restricted cash classified as Level 1 includes cash held in short-term certificate of deposit accounts or money market type funds. Restricted investments included shares acquired in conjunction with the Company’s sports betting agreements that contained restrictions related to the ability to liquidate shares within a specified timeframe. As a result of the William Hill Acquisition, no restricted investments are held as of June 30, 2021.
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s captive insurance subsidiary, unrestricted shares acquired in conjunction with the Company’s sports betting agreements and investments acquired in the William Hill Acquisition for which the Company elected the fair value option (see Note 4). These investments also include collateral for several escrow and trust agreements with third-party beneficiaries. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(Level 1), quoted prices of identical assets in inactive markets, or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts the Company would expect to receive if the Company sold these marketable securities.
In November 2018, the Company entered into a 20-year agreement with The Stars Group Inc., which was subsequently acquired by Flutter Entertainment PLC (“Flutter”) to provide options to obtain access to a second skin for online sports wagering and third skin for real money online gaming and poker with respect to the Company’s properties in the U.S. Under the terms of the agreement, the Company received common shares, as a revenue share from certain operations of Flutter under the Company’s licenses. The fair value of the shares received has been deferred and is recognized as revenue on a straight-line basis over the 20-year agreement term. All shares initially received were subject to a one year restriction on transfer from the date they are received. All shares held were unrestricted as of June 30, 2021.
As of June 30, 2021 and December 31, 2020, the fair value of shares held was $9 million and $10 million, respectively, and is included in Prepayments and other current assets on the Balance Sheets. The Company recorded an unrealized loss of $1 million during the six months ended June 30, 2021, and an unrealized gain of $7 million and $3 million during the three and six months ended June 30, 2020, respectively, which were included in Other income (loss) on the Statements of Operations. On July 7, 2021, the Company sold all remaining Flutter shares for $9 million.
Derivative Instruments
The Company does not purchase or hold any derivative financial instruments for trading purposes.
5% Convertible Notes - Derivative Liability
On October 6, 2017, Former Caesars issued $1.1 billion aggregate principal amount of 5% Convertible Notes. On June 29, 2021, all outstanding 5% Convertible Notes were converted. See Note 9 for further discussion. Upon mandatory conversion, no derivative liability associated with the conversion feature exists.
Forward contracts
The Company has entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP and to fix the exchange rate for a portion of the funds used in the William Hill Acquisition and repayment of related debt. On April 23, 2021, the Company entered into a foreign exchange forward contract to purchase £237 million at a contracted exchange rate, which was settled on June 11, 2021, resulting in a realized gain of $6 million, which was recorded in the Other income (loss) on the Statements of Operations. Similarly, the Company entered into foreign exchange forward contracts to sell £487 million at a contracted exchange rate. The forward term of the contracts ends on December 31, 2021. The Company recorded an unrealized gain of $3 million and $4 million during the three and six months ended June 30, 2021, respectively, related to forward contracts, which was recorded in the Other income (loss) on the Statements of Operations
On July 21, 2021, the Company entered into a foreign exchange forward contract to sell £150 million at a contracted exchange rate. The forward term of the contracts ends on March 31, 2022.
Interest Rate Swap Derivatives
We assumed Former Caesars interest rate swaps to manage the mix of assumed debt between fixed and variable rate instruments. As of June 30, 2021, we have seven interest rate swap agreements to fix the interest rate on $2.3 billion of variable rate debt related to the Caesars Resort Collection (“CRC”) Credit Agreement. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense at settlement. Changes in the variable interest rates to be received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The major terms of the interest rate swap agreements as of June 30, 2021 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of June 30, 2021	Maturity Date
1/1/2019	250	2.196%	0.0925%	12/31/2021
12/31//2018	250	2.274%	0.0925%	12/31/2022
1/1/2019	400	2.788%	0.0925%	12/31/2021
12/31//2018	200	2.828%	0.0925%	12/31/2022
1/1/2019	200	2.828%	0.0925%	12/31/2022
12/31//2018	600	2.739%	0.0925%	12/31/2022
1/2/2019	400	2.707%	0.0925%	12/31/2021
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
Financial Statement Effect
The effect of derivative instruments designated as hedging instruments on the Balance Sheets for amounts transferred into Accumulated other comprehensive income (loss) (“AOCI”) before tax was a gain of $14 million and $29 million during the three and six months ended June 30, 2021, respectively. AOCI reclassified to Interest expense on the Statements of Operations was $15 million and $29 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the interest rate swaps derivative liability of $61 million was recorded in Other long-term liabilities. Net settlement of these interest rate swaps results in the reclassification of deferred gains and losses within AOCI to be reclassified to the income statement as a component of interest expense as settlements occur. The estimated amount of existing gains or losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $45 million.
Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the period through June 30, 2021 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2020	$26	$8	$—	$34
Other comprehensive loss before reclassifications	(2)	—	(1)	(3)
Amounts reclassified from accumulated other comprehensive income	14	—	—	14
Total other comprehensive income (loss), net of tax	12	—	(1)	11
Balances as of March 31, 2021	$38	$8	$(1)	$45
Other comprehensive income (loss) before reclassifications	(5)	(11)	3	(13)
Amounts reclassified from accumulated other comprehensive income	15	—	—	15
Total other comprehensive income (loss), net of tax	10	(11)	3	2
Balances as of June 30, 2021	$48	$(3)	$2	$47

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 8. Litigation, Commitments and Contingencies
Litigation
General
We are a party to various legal proceedings, which have arisen in the normal course of our business. Such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. While we maintain insurance coverage that we believe is adequate to mitigate the risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters. The current liability for the estimated losses associated with these proceedings is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.
Centaur Transfer Fee
On July 14, 2020, the Company filed a lawsuit for damages and declaratory relief in state court in New York relating to a transfer fee of $50 million that was assessed by the IGC upon the purchase of Hoosier Park Racing and Casino in 2017 from Centaur Holdings, LLC. Contemporaneous with the filing of the lawsuit, the Company notified the sellers that it was withholding payment of $50 million from amounts that were otherwise due to the sellers as a portion of a deferred payment for the purchase from the sellers. In the lawsuit, the Company sought a declaration from the Court that the Sellers are required to indemnify Caesars for its losses arising out of or relating to payment of the transfer fee and that the Company is entitled to offset the $50 million transfer fee against payments otherwise due to the sellers. The Defendants filed Motions to Dismiss the Company’s claims. On June 16, 2021, the Court granted Defendants’ Motion to Dismiss, dismissing the Company’s lawsuit, with prejudice. Thereafter, the Company reached an agreement with Defendants for repayment of the Transfer Fee that had been withheld, along with interest and a portion of Defendants’ attorneys’ fees. That payment was made on July 9, 2021. This matter is now closed.
COVID-19 Insurance Claims
The COVID-19 public health emergency had a significant impact on the Company’s business and employees, as well as the communities where the Company operates and serves. The Company purchased broad property insurance coverage to protect against “all risk of physical loss or damage” and resulting business interruption, unless specifically excluded by policies. The Company submitted claims for losses incurred as a result of the COVID-19 public health emergency which are expected to exceed $2 billion. The insurance carriers under the Company’s insurance policies have asserted that the policies do not cover losses incurred by the Company as a result of the COVID-19 public health emergency and have refused to make payments under the applicable policies. Therefore, on March 19, 2021, the Company filed a lawsuit against its insurance carriers in the state court in Clark County, Nevada. On June 8, 2021, the Company filed an amended complaint. Litigation is proceeding and there can be no assurance as to the outcome of the litigation.
Contractual Commitments
The following contractual commitments were assumed by the Company associated with Former Caesars as result of the consummation of the Merger.
Capital Commitments
Harrah’s New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board, entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation and the City entered into a Second Amended and Restated Lease Agreement (the “Ground Lease”). Based on these amendments related to Harrah’s New Orleans, the Company is required to make certain payments and to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. In connection with the capital investment in Harrah’s New Orleans, we expect to rebrand the property as Caesars New Orleans.
Atlantic City
As required by the New Jersey Gaming Control Board in connection with its approval of the Merger, we have funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. This amount is

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
currently included in restricted cash in Other assets, net. As of June 30, 2021, our restricted cash balance in the escrow account is $351 million for future capital expenditures in New Jersey.
Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports leagues and teams, sporting event facilities and sports television networks for tickets, suites, and advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Additionally, a selection of such partnerships provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of June 30, 2021, obligations related to these agreements were $574 million, which include obligations assumed in the William Hill Acquisition, with contracts extending through 2035. These obligations include leasing of event suites that are generally considered short term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are rendered in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. Our total estimated self-insurance liability was $223 million as of both June 30, 2021 and December 31, 2020 recorded in Accrued other liabilities in our Balance Sheets.
The assumptions, including those related to the COVID-19 public health emergency, utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future. Alternatively, as a result of the recent work stoppages and reductions in workforce, a reduction of claims in future periods could be beneficial to our financial condition and results of operations.
Contingencies
Uncertainties
Since 2009, Harrah’s New Orleans has undergone audits by state and local departments of revenue related to sales taxes on hotel rooms, parking and entertainment complimentaries. The periods that have been or are currently being audited are 2004 through 2016. In connection with these audits, certain periods have been paid under protest or are currently in various stages of litigation. On July 2, 2019, the judge denied Harrah’s New Orleans’ motion for partial summary judgment and granted the Department of Revenue’s (the “Department”) partial motion for summary judgment, finding that Harrah’s New Orleans owes state sales taxes, as well as district and New Orleans occupancy taxes to the Department on all discounted or complimentary rooms furnished by Harrah’s New Orleans to patrons or guests at Harrah’s New Orleans hotel and certain third party hotels. Caesars appealed the trial Court’s decision to the Louisiana Court of Appeal, which Appeal was rejected. Caesars has since petitioned to the Louisiana Supreme Court for review of the Appeals Court’s decision. On January 9, 2021, the Louisiana Supreme Court issued a ruling granting in part and denying in part the Company’s Petition for Appeal. In its decision, the Supreme Court upheld the lower Courts’ decisions that the Company must pay taxes for complimentaries at Harrah’s New Orleans, but overturned the lower Courts’ rulings that the Company must pay such taxes for third party hotels. In June 2021, the Company settled the case and paid the Department $29 million. As of June 30, 2021, approximately $1 million remains accrued for the potential liability for taxes on parking and entertainment complimentaries.
Weather disruption - Lake Charles
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm severely damaging the Isle of Capri Casino Lake Charles. During the six months ended as of June 30, 2021, the Company received insurance proceeds of approximately $40 million related to damaged fixed assets and remediation costs. The Company also recorded a gain of approximately $22 million as proceeds received were in excess of the losses incurred and the net book value of the damaged property. The property will remain closed until the third quarter of 2022 when construction of a new land-based casino is expected to be complete.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 9. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2021				December 31, 2020
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CRC Revolving Credit Facility	2022	variable (a)	$—	$—	$—
CRC Term Loan	2024	variable (b)	4,535	4,159	4,133
CEI Revolving Credit Facility	2025	variable (a)	—	—	—
CRC Incremental Term Loan	2025	variable (c)	1,787	1,707	1,707
CRC Senior Secured Notes	2025	5.75%	1,000	982	981
CEI Senior Secured Notes	2025	6.25%	3,400	3,339	3,333
Convention Center Mortgage Loan	2025	7.70%	400	398	397
Unsecured Debt
5% Convertible Notes	2024	5.00%	—	—	288
CRC Notes	2025	5.25%	1,700	1,516	1,499
CEI Senior Notes	2027	8.125%	1,800	1,770	1,768
Special Improvement District Bonds	2037	4.30%	49	49	51
Long-term notes and other payables			2	2	2
Total debt			14,673	13,922	14,159
Current portion of long-term debt			(67)	(67)	(67)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(17)	(19)
Long-term debt			$14,606	$13,838	$14,073

Unamortized premiums, discounts and deferred finance charges				$768	$883
Fair value			$15,141
____________________
(a)Borrowing rates for our revolving credit facilities vary based on the election made at the time of draw down.
(b)LIBOR plus 2.75%.
(c)LIBOR plus 4.50%.

Annual Estimated Debt Service Requirements as of June 30, 2021
	Remaining	Years Ended December 31,
(In millions)	2021	2022	2023	2024	2025	Thereafter	Total
Annual maturities of long-term debt	$32	$67	$67	$4,438	$8,226	$1,843	$14,673
Estimated interest payments	410	810	800	820	590	300	3,730
Total debt service obligation (a)	$442	$877	$867	$5,258	$8,816	$2,143	$18,403
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
Current Portion of Long-Term Debt
The current portion of long-term debt as of June 30, 2021 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of June 30, 2021 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
The CRC Term Loan matures in December 2024 and the CRC Incremental Term Loan matures in July 2025. The CRC Revolving Credit Facility matures in December 2022 and includes a $400 million letter of credit sub-facility. The CRC Term Loan and the CRC Incremental Term Loan require scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. The CRC Credit Agreement also includes customary voluntary and mandatory prepayment provisions, subject to certain exceptions.
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
The Company had $1.0 billion of available borrowing capacity, after consideration of $70 million in outstanding letters of credit under CRC Revolving Credit Facility, as of June 30, 2021.
CEI Revolving Credit Facility
On July 20, 2020, the Escrow Issuer entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, and certain banks and other financial institutions and lenders party thereto, which provide for a five-year CEI Revolving Credit Facility in an aggregate principal amount of $1.2 billion (the “CEI Revolving Credit Facility”). The CEI Revolving Credit Facility matures in July 2025 and includes a letter of credit sub-facility of $250 million.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
The Company had $1.1 billion of available borrowing capacity, after consideration of $22 million in outstanding letters of credit and $48 million committed for regulatory purposes under CEI Revolving Credit Facility, as of June 30, 2021.
CRC Senior Secured Notes due 2025
On July 6, 2020, the Company issued $1.0 billion in aggregate principal amount of 5.75% Senior Notes due 2025 pursuant to an indenture, dated July 6, 2020 (the “CRC Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. In connection with the consummation of the Merger, CRC assumed the rights and obligations under the CRC Senior Secured Notes and the indenture governing such notes. The CRC Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year, commencing January 1, 2021.
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
5% Convertible Notes
The 5% Convertible Notes were convertible into approximately 0.014 shares of the Company’s Common Stock (“Company Common Stock”) and approximately $1.17 of cash per $1.00 principal amount of the 5% Convertible Notes. During the six months ended June 30, 2021, the Company converted the remaining outstanding aggregate principal amount of the 5% Convertible Notes, which resulted in cash payments of $367 million, net of approximately $12 million paid into our trust accounts and the issuance of approximately 5 million shares of Company Common Stock. The fair value of the shares contributed to, and held in, the trust was $14 million, which is included within Treasury stock. The Company recognized a loss on the change in fair value of the derivative liability of $16 million recorded in Other income (loss) and a $23 million loss on extinguishment of debt, related to the unamortized discount, on the Statement of Operations.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Due to the effects of the COVID-19 public health emergency, the current terms of the CEI Revolving Credit Facility and the CRC Credit Agreement provide that the financial covenant measurement period is not effective through September 30, 2021 so long as the Company and CRC, respectively, comply with a minimum liquidity requirement, which includes any such availability under the applicable revolving credit facilities.
As of June 30, 2021, the Company was in compliance with all of the applicable financial covenants described above.
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
Note 10. Revenue Recognition
The Company’s Statements of Operations presents net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below. We recast previously reported segment amounts to conform to the way management assesses results and allocates resources following the Merger and the William Hill Acquisition. Refer to Note 15 for additional information on the Company’s reportable segments.

	Three Months Ended June 30, 2021
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and International	Corporate and Other	Total
Casino and pari-mutuel commissions	$315	$1,178	$78	$—	$—	$1,571
Food and beverage	171	109	—	1	—	281
Hotel	242	154	—	—	—	396
Other	127	49	8	65	5	254
Net revenues	$855	$1,490	$86	$66	$5	$2,502

	Three Months Ended June 30, 2020
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and International	Corporate and Other	Total
Casino and pari-mutuel commissions	$—	$90	$11	$—	$—	$101
Food and beverage	—	7	—	—	—	7
Hotel	—	9	—	—	—	9
Other	—	8	—	—	2	10
Net revenues	$—	$114	$11	$—	$2	$127

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2021
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and International	Corporate and Other	Total
Casino and pari-mutuel commissions	$541	$2,145	$112	$—	$—	$2,798
Food and beverage	255	193	—	2	—	450
Hotel	357	254	—	—	—	611
Other	199	89	13	125	9	435
Net revenues	$1,352	$2,681	$125	$127	$9	$4,294

	Six Months Ended June 30, 2020
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and International	Corporate and Other	Total
Casino and pari-mutuel commissions	$—	$422	$19	$—	$—	$441
Food and beverage	—	63	—	—	—	63
Hotel	—	57	—	—	—	57
Other	—	35	—	—	4	39
Net revenues	$—	$577	$19	$—	$4	$600
Accounts receivable, net include the following amounts:

(In millions)	June 30, 2021	December 31, 2020
Casino and pari-mutuel commissions	$136	$137
Food and beverage and hotel	59	25
Other	200	180
Accounts receivable, net	$395	$342
Contract and Contract Related Liabilities
The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer, (2) player loyalty program obligations, subsequently combined as Caesars Rewards, which represents the deferred allocation of revenue relating to reward credits granted to Caesars Rewards members based on on-property spending, including gaming, hotel, dining, retail shopping, and player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which is primarily funds deposited by customers related to gaming play, advance payments received for goods and services yet to be provided (such as advance ticket sales, deposits on rooms and convention space or for unpaid future racing and sports event wagers). These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within accrued other liabilities on the Company’s Balance Sheets.
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2021	2020	2021	2020	2021	2020
Balance at January 1	$34	$10	$94	$13	$281	$172
Balance at June 30	32	7	96	13	324	167
Increase / (decrease)	$(2)	$(3)	$2	$—	$43	$(5)
The June 30, 2021 balances exclude liabilities related to assets held for sale recorded in 2021 and 2020 (see Note 3).
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
nonlease components into a single lease component based on the predominant component in the arrangement. During the three and six months ended June 30, 2021, we recognized approximately $396 million and $611 million, respectively, and during the three and six months ended June 30, 2020, we recognized approximately $9 million and $57 million, respectively, in lease revenue related to lodging arrangements, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Other revenue in the Statements of Operations, and during the three and six months ended June 30, 2021, lease revenue related to conventions was less than $1 million. During the three and six months ended June 30, 2020, lease revenue related to conventions was less than $1 million. Conventions substantially ceased in mid-March 2020 due to COVID-19 and have resumed in June 2021.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three and six months ended June 30, 2021, we recognized approximately $44 million and $65 million, respectively, of real estate lease revenue. During the three and six months ended June 30, 2020, we recognized approximately $1 million and $3 million, respectively, of real estate lease revenue. Real estate lease revenue includes $6 million and $13 million of variable rental income for the three and six months ended June 30, 2021, respectively, and less than $1 million for the three and six months ended June 30, 2020.
Note 11. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Net income (loss) from continuing operations attributable to Caesars, net of income taxes	$101	$(100)	$(318)	$(276)
Discontinued operations, net of income taxes	(30)	—	(34)	—
Net income (loss) attributable to Caesars	$71	$(100)	$(352)	$(276)
Shares outstanding:
Weighted average shares outstanding – basic	209	80	209	79
Effect of dilutive securities:
Stock-based compensation awards	2	—	—	—
Weighted average shares outstanding – diluted	211	80	209	79

Basic income (loss) per share from continuing operations	$0.48	$(1.25)	$(1.52)	$(3.49)
Basic loss per share from discontinued operations	(0.14)	—	(0.16)	—
Net income (loss) per common share attributable to common stockholders – basic:	$0.34	$(1.25)	$(1.68)	$(3.49)

Diluted income (loss) per share from continuing operations	$0.48	$(1.25)	$(1.52)	$(3.49)
Diluted loss per share from discontinued operations	(0.14)	—	(0.16)	—
Net income (loss) per common share attributable to common stockholders – diluted:	$0.34	$(1.25)	$(1.68)	$(3.49)
For a period in which the Company generated a net loss, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Stock-based compensation awards	—	—	3	1
Total anti-dilutive common stock	—	—	3	1
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
Total stock-based compensation expense in the accompanying Statements of Operations totaled $20 million and $4 million during the three months ended June 30, 2021 and 2020, respectively, and $43 million and $10 million during the six months ended June 30, 2021 and 2020. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (“2015 Plan”)
During the six months ended June 30, 2021, as part of the annual incentive program, the Company granted 603 thousand RSUs to employees of the Company with an aggregate fair value of $43 million and a ratable vesting period of either two or three years. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
During the six months ended June 30, 2021, the Company also granted 80 thousand PSUs that are scheduled to vest in three years. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached. The aggregate value of PSUs granted during the six months ended June 30, 2021 was $8 million.
In addition, during the six months ended June 30, 2021, the Company granted 147 thousand MSUs that are scheduled to cliff vest in three years. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the six months ended June 30, 2021 was $15 million.
During the six months ended June 30, 2021, there were no grants of stock options and 79 thousand stock options were exercised. In addition, during the six months ended June 30, 2021, 661 thousand, 151 thousand, and 203 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 plan.
Outstanding at End of Period

	June 30, 2021		December 31, 2020
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Stock options	80,738	$24.93	176,724	$22.57
Restricted stock units	2,319,459	48.71	2,414,111	42.55
Performance stock units (b)	427,007	65.33	500,482	48.32
Market-based stock units	387,486	77.26	446,087	49.37
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
(b)PSUs were presented with RSUs as of December 31, 2020 in the 2020 Annual Report.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
As of June 30, 2021, the Company has acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the six months ended June 30, 2021 and 2020.
Changes to the Authorized Shares
On June 17, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 500 million, and authorize the issuance of up to 150 million shares of preferred stock.
Note 13. Income Taxes
Income Tax Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Income (loss) from continuing operations before income taxes	$101	$(134)	$(395)	$(347)
Benefit for income taxes	1	34	77	71
Effective tax rate	(1.0)%	25.4%	19.5%	20.5%
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
As a result of the Merger, the Company assumed $767 million of additional net deferred tax liabilities net of necessary valuation allowances, plus $24 million in additional accruals for uncertain tax positions. As a result of the William Hill Acquisition, the Company assumed $200 million of additional net deferred tax liabilities net of necessary valuation allowances, plus $34 million in additional accruals for uncertain tax positions. $115 million of the additional deferred tax liabilities and $34 million of the accruals for uncertain tax positions relating to the William Hill Acquisition are presented in Liabilities related to assets held for sale.
The income tax benefit for the three months ended June 30, 2021 differed from the expected income tax expense based on the federal tax rate of 21% primarily due to the tax expense impact of a change in the United Kingdom tax rate enacted in June 2021, offset by tax benefits from nontaxable mark-to-market income, the reclassification of Horseshoe Hammond from held for sale, and changes in certain state tax laws enacted in June 2021. The income tax benefit for the six months ended June 30, 2021 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to tax benefits from nontaxable mark-to-market income, the reclassification of Horseshoe Hammond from held for sale, and changes in certain state tax laws enacted in June 2021, offset by tax expense from nondeductible expenses related to the convertible notes and a change in the United Kingdom tax rate enacted in June 2021.
The income tax benefit for the three months ended June 30, 2020 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to losses not tax-benefited, offset by the true-up of certain state tax benefits and state and local income taxes. The income tax benefit for the six months ended June 30, 2020 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to goodwill impairments and losses not tax-benefited, offset by the true-up of certain state tax benefits and state and local income taxes.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Note 14. Related Affiliates
REI
As of June 30, 2021, Recreational Enterprises, Inc. (“REI”) owned approximately 4.0% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. During the six months ended June 30, 2021 and 2020, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives, and the CSY Lease listed below.
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid quarterly. Annual rent is subject to periodic rent escalations through the term of the lease. As of June 30, 2021 and December 31, 2020, there were no amounts due to or from CSY.
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

(In millions)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Transactions with Horseshoe Baltimore
Management fees	$2	$4
Transactions with NeoGames
The Company holds an interest in NeoGames (see Note 4). NeoGames supports William Hill’s domestic iGaming market. William Hill compensates NeoGames for the costs associated with development of its platform as required. William Hill is a core customer of NeoGames.
Due from/to Affiliates
Amounts due from or to affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among the Company’s consolidated entities. As of June 30, 2021, Due from affiliates, net was $25 million and represented transactions with Horseshoe Baltimore. As of December 31, 2020, Due from affiliates, net was $44 million, and represented transactions with Horseshoe Baltimore and William Hill. William Hill payables/receivables were settled in connection with the William Hill Acquisition. See Note 2.
Note 15. Segment Information
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the William Hill Acquisition, our principal operating activities occurred in three regionally-focused reportable segments: Las Vegas, Regional, and Managed, International, CIE, in addition to Corporate

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
and Other. Following the William Hill Acquisition, the Company’s principal operating activities occur in four reportable segments. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars: (1) Las Vegas, (2) Regional, (3) Caesars Digital, and (4) Managed and International, in addition to Corporate and Other. See table below for a summary of these segments. Also, see Note 3 and Note 6 for a discussion of any impairment of intangibles or long-lived assets related to certain segments.
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of June 30, 2021:

Las Vegas	Regional		Managed and International
Bally’s Las Vegas (a)	Eldorado Resort Casino Reno	Harrah’s Atlantic City (a)	Managed
Caesars Palace Las Vegas (a)	Silver Legacy Resort Casino	Harrah’s Laughlin (a)	Harrah’s Ak-Chin (a)
The Cromwell (a)	Circus Circus Reno	Harrah’s New Orleans (a)	Harrah’s Cherokee (a)
Flamingo Las Vegas (a)	MontBleu Casino Resort & Spa (c)	Hoosier Park (a)	Harrah’s Cherokee Valley River (a)
Harrah’s Las Vegas (a)	Tropicana Laughlin Hotel & Casino	Indiana Grand (a)	Harrah’s Resort Southern California (a)
The LINQ Hotel & Casino (a)	Isle Casino Hotel - Black Hawk	Caesars Atlantic City (a)	Horseshoe Baltimore (a)(g)
Paris Las Vegas (a)	Lady Luck Casino - Black Hawk	Caesars Southern Indiana (a)(b)(e)	Caesars Windsor (a)
Planet Hollywood Resort & Casino (a)	Isle Casino Waterloo	Harrah’s Council Bluffs (a)	Kings & Queens Casino (a)
Rio All-Suite Hotel & Casino (a)	Isle Casino Bettendorf	Harrah’s Gulf Coast (a)	Caesars Dubai (a)
	Isle of Capri Casino Boonville	Harrah’s Joliet (a)	International (b)
Caesars Digital	Isle Casino Racing Pompano Park	Harrah’s Lake Tahoe (a)	Caesars Cairo (a)
Caesars Digital	Isle of Capri Casino Hotel Lake Charles	Harrah’s Louisiana Downs (a)(b)(f)	Ramses Casino (a)
	Belle of Baton Rouge Casino & Hotel (h)	Harrah’s Metropolis (a)	Emerald Casino Resort (a)
	Isle of Capri Casino Lula	Harrah’s North Kansas City (a)	Alea Glasgow (a)
	Trop Casino Greenville	Harrah’s Philadelphia (a)	Alea Nottingham (a)
	Eldorado Gaming Scioto Downs	Harveys Lake Tahoe (a)	The Empire Casino (a)
	Tropicana Casino and Resort, Atlantic City	Horseshoe Bossier City (a)	Manchester235 (a)
	Grand Victoria Casino	Horseshoe Council Bluffs (a)	Playboy Club London (a)
	Lumière Place Casino	Horseshoe Hammond (a)	Rendezvous Brighton (a)
	Tropicana Evansville (d)	Horseshoe Tunica (a)	The Sportsman (a)
William Hill International (i)
___________________
(a)These properties were acquired from the Merger on July 20, 2020.
(b)These properties met the requirements for presentation as discontinued operations as of June 30, 2021. The sale of Caesars UK Group closed on July 16, 2021, in which the buyer assumed all liabilities associated with the Caesars UK Group.
(c)In April 2020, the Company entered into an agreement to sell MontBleu. The sale of MontBleu closed on April 6, 2021.
(d)On October 27, 2020, the Company entered into an agreement to sell Evansville. The sale of Evansville closed on June 3, 2021.
(e)On December 24, 2020, the Company entered into an agreement to sell Caesars Southern Indiana, which is expected to close in the third quarter of 2021.
(f)On September 3, 2020, the Company entered into an agreement to sell Harrah’s Louisiana Downs, which is expected to close in the third quarter of 2021.
(g)As of June 30, 2021, Horseshoe Baltimore was 44.3% owned by us and held as an equity-method investment.
(h)On December 1, 2020, the Company entered into an agreement to sell Belle of Baton Rouge, which is expected to close in the third quarter of 2021.
(i)As a result of the William Hill Acquisition, the sale of William Hill International met the requirements for presentation as discontinued operations as of June 30, 2021.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments. We recast previously reported segment amounts to conform to the way management assesses results and allocates resources for the current year.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Las Vegas:
Net revenues	$855	$—	$1,352	$—
Adjusted EBITDA	423	—	585	—
Regional:
Net revenues	1,490	114	2,681	577
Adjusted EBITDA	602	(8)	995	99
Caesars Digital:
Net revenues	86	11	125	19
Adjusted EBITDA	(5)	5	(7)	9
Managed and International:
Net revenues	66	—	127	—
Adjusted EBITDA	26	—	47	—
Corporate and Other:
Net revenues	5	2	9	4
Adjusted EBITDA	(42)	(8)	(81)	(16)
Reconciliation of Adjusted EBITDA - By Segment to Net Income (Loss) Attributable to Caesars
Adjusted EBITDA is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less operating expenses and is comprised of net income (loss) before (i) interest income and interest expense, net of interest capitalized, (ii) income tax (benefit) provision, (iii) depreciation and amortization, and (iv) certain items that we do not consider indicative of our ongoing operating performance at an operating property level.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Adjusted EBITDA by Segment:
Las Vegas	$423	$—	$585	$—
Regional	602	(8)	995	99
Caesars Digital	(5)	5	(7)	9
Managed and International	26	—	47	—
Corporate and Other	(42)	(8)	(81)	(16)
	1,004	(11)	1,539	92
Reconciliation to net income (loss) attributable to Caesars:
Net income attributable to noncontrolling interests	(1)	—	—	—
Net loss from discontinued operations	(30)	—	(34)	—
Benefit for income taxes	1	34	77	71
Other income (loss) (a)	110	13	(23)	(10)
Loss on extinguishment of debt	(23)	—	(23)	—
Interest expense, net	(576)	(68)	(1,155)	(135)
Depreciation and amortization	(301)	(49)	(566)	(99)
Impairment charges	—	—	—	(161)
Transaction costs and other operating costs (b)	(72)	(15)	(92)	(23)
Stock-based compensation expense	(20)	(4)	(43)	(10)
Other items (c)	(21)	—	(32)	(1)
Net income (loss) attributable to Caesars	$71	$(100)	$(352)	$(276)
____________________
(a)Other income (loss) for the three and six months ended June 30, 2021 primarily represents a gain in the change of fair value of the Company’s investment in NeoGames offset by a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes. Other income (loss) for the three and six months ended June 30, 2020 primarily represents change in fair value of the Company’s investment in William Hill PLC.
(b)Transaction costs and other operating costs for the three and six months ended June 30, 2021 and 2020 primarily represent costs related to the William Hill Acquisition and the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
(c)Other items primarily represent certain consulting and legal fees, rent for non-operating assets, relocation expenses, and business optimization expenses.

	Six Months Ended June 30,
(In millions)	2021	2020
Capital Expenditures, Net
Las Vegas	$24	$—
Regional (a)	124	37
Caesars Digital	15	—
Corporate and Other	15	4
Total	$178	$41
____________________
(a)Includes $1 million of capital expenditures related to properties classified as discontinued operations for the six months ended June 30, 2021.

(In millions)	June 30, 2021	December 31, 2020
Total Assets
Las Vegas	$21,712	$21,464
Regional	13,713	13,732
Caesars Digital	2,546	323
Managed and International	3,178	225
Corporate and Other (a)	(2,333)	641
Total	$38,816	$36,385
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2020 Annual Report.
We refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Comprehensive Income (Loss) as our “Statements of Operations,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to Consolidated Condensed Financial Statements included in Item 1, “Unaudited Financial Statements.”
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
On April 22, 2021, we completed the acquisition of William Hill PLC for £2.9 billion, or approximately $4.0 billion (the “William Hill Acquisition”).
We own, lease or manage an aggregate of 52 domestic properties in 16 states with approximately 55,300 slot machines, video lottery terminals (“VLTs”) and e-tables, approximately 3,000 table games and approximately 46,200 hotel rooms as of June 30, 2021. We operate and conduct sports wagering across 17 states plus the District of Columbia and operate regulated online real money gaming businesses in five states. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Upon completion of our previously announced sales, or expected sales, of certain gaming properties, we expect to continue to own, lease or manage 49 properties. Our primary source of revenue is generated by our casino properties’ gaming operations, as well as online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to our properties.
We own 19 of our casinos and lease 28 casinos in the U.S. We lease 20 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”) pursuant to a regional lease, a Las Vegas lease and a Joliet lease. In addition, we lease seven casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease. Additionally, we lease the Rio All-Suite Hotel & Casino from a separate third party.
We periodically divest of assets in order to raise capital or as a result of a determination that the assets are not core to our business. We also divested certain assets in connection with regulatory approvals related to closing of the Merger. A summary of recently completed and planned divestitures of our properties as of June 30, 2021 is as follows:

Segment	Property	Date Sold	Location
Regional	Isle of Capri Casino Kansas City (“Kansas City”)	July 1, 2020	Missouri
Regional	Lady Luck Casino Vicksburg (“Vicksburg”)	July 1, 2020	Mississippi
Regional	Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)	December 23, 2020 (a)	Louisiana
Regional	MontBleu Casino Resort & Spa (“MontBleu”)	April 6, 2021 (a)	Nevada
Regional	Tropicana Evansville (“Evansville”)	June 3, 2021 (b)	Indiana
Regional	Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)	N/A (c)	Louisiana

Discontinued operations (d):
Regional	Harrah’s Louisiana Downs	N/A (e)	Louisiana
Regional	Caesars Southern Indiana	N/A (b)(f)	Indiana
Managed and International	Emerald Resort & Casino	July 16, 2021 (g)	South Africa
Managed and International	Caesars Entertainment UK	July 16, 2021 (g)	United Kingdom
Managed and International	William Hill International	N/A	United Kingdom
___________________
(a)On April 24, 2020, we entered into a definitive purchase agreement with Bally’s Corporation (formerly Twin River Worldwide Holdings, Inc.) and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu for aggregate consideration of $155 million, subject to a customary working capital adjustment. The sale of Eldorado Shreveport closed on December 23, 2020 and the sale of MontBleu closed on April 6, 2021. As a result of the sale of MontBleu, an impairment charge totaling $45 million was recorded during the six months ended June 30, 2020 due to the carrying value exceeding the estimated net sales proceeds from the sale.
(b)In connection with its review of the Merger, the Indiana Gaming Commission (“IGC”) determined on July 16, 2020 that, as a condition to their approval of the Merger, we were initially required to divest three properties within the state of Indiana in order to avoid undue economic concentration. On October 27, 2020, the Company entered into an agreement to sell Evansville to GLPI and Bally’s Corporation for $480 million in cash, subject to a customary working capital adjustment. The sale of Evansville closed on June 3, 2021. In addition, on December 24, 2020, the Company entered into an agreement to divest of Caesars Southern Indiana (see (f) below). On June 24, 2021, the IGC amended its order that previously required the Company to sell a third property and, as a result, we are not required to sell Horseshoe Hammond.
(c)On December 1, 2020, the Company entered into an agreement to sell the Baton Rouge to CQ Holding Company, Inc. Pursuant to the terms of the GLPI Master Lease, Baton Rouge will be removed from the GLPI Master Lease, and the rent payments to GLPI will remain unchanged. The transaction is expected to close in the third quarter of 2021 and is subject to regulatory approvals, and other customary closing conditions.
(d)These Former Caesars properties and William Hill’s non-U.S. operations met held for sale criteria as of their acquisition dates. These properties are classified as discontinued operations as of June 30, 2021.
(e)On September 3, 2020, the Company and VICI entered into an agreement with Rubico Acquisition Corp. to sell Harrah’s Louisiana Downs for $22 million, subject to a customary working capital adjustment, where the proceeds will be split between us and VICI. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals, and is expected to close in the third quarter of 2021.
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
(g)On June 10, 2021, the Company entered into an agreement with Metropolitan Gaming Limited to sell Caesars Entertainment UK, including the interest in Emerald Resort & Casino (together, “Caesars UK Group”), in which the buyer assumed all liabilities associated with the Caesars UK Group. The sale closed on July 16, 2021.
Merger and Acquisition Related Activities
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
The Company recognized acquisition-related transaction costs of $3 million and $15 million for the three and six months ended June 30, 2021, respectively, and recognized $13 million and $22 million for the three and six months ended June 30, 2020, respectively. These costs were associated with legal, IT costs, internal labor and professional services and were recorded in Transaction costs and other operating costs in our Statements of Operations.
William Hill Acquisition
On September 30, 2020, we announced that we had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill PLC, in an all-cash transaction. On April 20, 2021, a UK Court sanctioned the William Hill Acquisition and on April 22, 2021, the Company completed the acquisition for approximately £2.9 billion, or approximately $4.0 billion.
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing (as defined below). The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The £1.5 billion Interim Facilities Agreement (“Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, the Company repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. Outstanding borrowings under the Bridge Credit Agreement are expected to be repaid upon the sale of William Hill’s non-U.S. operations including the UK and international online divisions and the retail betting shops (collectively, “William Hill International”), all of which are held for sale and related activity is reflected within discontinued operations. Certain investments acquired will be excluded from the held for sale group.
We recognized acquisition-related transaction costs of $62 million and $67 million for the three and six months ended June 30, 2021, respectively. These costs were associated with legal costs and professional services and were recorded in Transaction costs and other operating costs in our Statements of Operations.
Partnerships and Acquisition Opportunities
NeoGames
The acquired net assets of William Hill included an investment in NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. As of June 30, 2021, the Company held approximately 6 million shares of NeoGames common stock with a fair value of $377 million, which represents an ownership interest of approximately 24.5%. The Company has elected to account for the NeoGames investment under the fair value option under ASC 825 and remeasures the investment based on the publicly available share price (Level 1). For the period ended June 30, 2021, the Company recorded a gain of approximately $123 million, which is included within Other income (loss) on the Statements of Operations.
The Stars Group/Flutter Entertainment
In November 2018, we entered into a 20-year agreement with The Stars Group Inc., which was subsequently acquired by Flutter Entertainment PLC (“Flutter”) to provide options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker with respect to our properties in the U.S. Under the terms of the agreement, we received common shares, as a revenue share from certain operations of Flutter under our licenses. The fair value of the shares received has been deferred and is recognized as revenue on a straight-line basis over the 20-year agreement term. All shares held were unrestricted as of June 30, 2021.

As of June 30, 2021 and December 31, 2020, the fair value of shares held was $9 million and $10 million, respectively, and is included in Prepayments and other current assets on the Balance Sheets. The Company recorded an unrealized loss of $1 million during the six months ended June 30, 2021, and an unrealized gain of $7 million and $3 million during the three and six months ended June 30, 2020, respectively, which were included in Other income (loss) on the Statements of Operations. On July 7, 2021, the Company sold all remaining Flutter shares for $9 million.
Pompano Joint Venture
In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with our input and will submit it for our review and approval. In June 2021, the joint venture issued a capital call and we contributed $3 million. We have made cash contributions totaling $4 million and have contributed land. On February 12, 2021, we contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million and we have no further obligation to contribute additional real estate or cash as of June 30, 2021. We entered into a short-term lease agreement in February 2021, which we can cancel at any time, to lease back a portion of the land from the joint venture.
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
Reportable Segments
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of June 30, 2021:

Las Vegas	Regional		Managed and International
Bally’s Las Vegas (a)	Eldorado Resort Casino Reno	Harrah’s Atlantic City (a)	Managed
Caesars Palace Las Vegas (a)	Silver Legacy Resort Casino	Harrah’s Laughlin (a)	Harrah’s Ak-Chin (a)
The Cromwell (a)	Circus Circus Reno	Harrah’s New Orleans (a)	Harrah’s Cherokee (a)
Flamingo Las Vegas (a)	MontBleu Casino Resort & Spa (c)	Hoosier Park (a)	Harrah’s Cherokee Valley River (a)
Harrah’s Las Vegas (a)	Tropicana Laughlin Hotel & Casino	Indiana Grand (a)	Harrah’s Resort Southern California (a)
The LINQ Hotel & Casino (a)	Isle Casino Hotel - Black Hawk	Caesars Atlantic City (a)	Horseshoe Baltimore (a)(g)
Paris Las Vegas (a)	Lady Luck Casino - Black Hawk	Caesars Southern Indiana (a)(b)(e)	Caesars Windsor (a)
Planet Hollywood Resort & Casino (a)	Isle Casino Waterloo	Harrah’s Council Bluffs (a)	Kings & Queens Casino (a)
Rio All-Suite Hotel & Casino (a)	Isle Casino Bettendorf	Harrah’s Gulf Coast (a)	Caesars Dubai (a)
	Isle of Capri Casino Boonville	Harrah’s Joliet (a)	International (b)
Caesars Digital	Isle Casino Racing Pompano Park	Harrah’s Lake Tahoe (a)	Caesars Cairo (a)
Caesars Digital	Isle of Capri Casino Hotel Lake Charles	Harrah’s Louisiana Downs (a)(b)(f)	Ramses Casino (a)
	Belle of Baton Rouge Casino & Hotel (h)	Harrah’s Metropolis (a)	Emerald Casino Resort (a)
	Isle of Capri Casino Lula	Harrah’s North Kansas City (a)	Alea Glasgow (a)
	Trop Casino Greenville	Harrah’s Philadelphia (a)	Alea Nottingham (a)
	Eldorado Gaming Scioto Downs	Harveys Lake Tahoe (a)	The Empire Casino (a)
	Tropicana Casino and Resort, Atlantic City	Horseshoe Bossier City (a)	Manchester235 (a)
	Grand Victoria Casino	Horseshoe Council Bluffs (a)	Playboy Club London (a)
	Lumière Place Casino	Horseshoe Hammond (a)	Rendezvous Brighton (a)
	Tropicana Evansville (d)	Horseshoe Tunica (a)	The Sportsman (a)
William Hill International (i)

___________________
(a)These properties were acquired from the Merger on July 20, 2020.
(b)These properties met the requirements for presentation as discontinued operations as of June 30, 2021. The sale of Caesars UK Group closed on July 16, 2021, in which the buyer assumed all liabilities associated with the Caesars UK Group.
(c)In April 2020, the Company entered into an agreement to sell MontBleu. The sale of MontBleu closed on April 6, 2021.
(d)On October 27, 2020, the Company entered into an agreement to sell Evansville. The sale of Evansville closed on June 3, 2021.
(e)On December 24, 2020, the Company entered into an agreement to sell Caesars Southern Indiana, which is expected to close in the third quarter of 2021.
(f)On September 3, 2020, the Company entered into an agreement to sell Harrah’s Louisiana Downs, which is expected to close in the third quarter of 2021.
(g)As of June 30, 2021, Horseshoe Baltimore was 44.3% owned by us and held as an equity-method investment.
(h)On December 1, 2020, the Company entered into an agreement to sell Belle of Baton Rouge, which is expected to close in the third quarter of 2021.
(i)As a result of the William Hill Acquisition, the sale of William Hill International met the requirements for presentation as discontinued operations as of June 30, 2021.
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of our casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the William Hill Acquisition, our principal operating activities occurred in three regionally-focused reportable segments: Las Vegas, Regional, and Managed, International, CIE, in addition to Corporate and Other.
The William Hill Acquisition and rebranding of our interactive business (formerly, Caesars Interactive Entertainment “CIE” and now, inclusive of William Hill US, “Caesars Digital”) expands our access to conduct sports wagering and real online money gaming operations. As a result, the Company has made a change to the composition of its reportable segments. The Las Vegas and Regional segments are substantially unchanged, while the former Managed, International and CIE reportable segment has been recast for all periods presented into two segments; Caesars Digital and Managed and International. Accordingly, our principal operating activities occur in four reportable segments: (1) Las Vegas, (2) Regional, (3) Caesars Digital, and (4) Managed and International, in addition to Corporate and Other. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars.
Presentation of Financial Information
The financial information included in this Item 2 for the periods after our acquisitions of Former Caesars on July 20, 2020 and of William Hill on April 22, 2021 is not fully comparable to the periods prior to the acquisitions. In addition, the presentation of financial information herein for the periods after the Company’s sales of various properties is not fully comparable to the periods prior to their respective sale dates. See “Reportable Segments” above for a discussion of changes to the Company’s reportable segments.
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
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the current period presentation. Marketing and promotions expense previously disclosed for the three and six months ended June 30, 2020 has been reclassified to Casino and pari-mutuel commissions expense and General and administrative expense based on the nature of the expense.
In June 2021, the IGC amended its order that previously required the Company to sell a third casino asset in the state of Indiana. As a result, Caesars will not be required to sell Horseshoe Hammond and Horseshoe Hammond no longer meets the held for sale criteria. The assets and liabilities previously held for sale have been reclassified as held and used for all periods presented measured at the lower of the carrying amount, adjusted for depreciation and amortization that would have been recognized had the assets been continuously classified as held and used, and the fair value at the date of the amended ruling. Additionally, amounts previously presented in discontinued operations have been reclassified into continuing operations for all periods presented.
Key Performance Metrics
Our primary source of revenue is generated by our gaming operations, as well as online gaming, but we use our hotels, restaurants, bars, entertainment venues, retail shops, racing and sportsbook offerings and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers visiting and staying at our properties.
Key performance metrics include volume indicators such as table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. Slot win percentage is typically in the range of approximately 9% to 10% of slot handle for both the Las Vegas and Regional segments. Table game hold percentage is typically in the range of approximately 14% to 23% of table game drop in the Las Vegas segment and 19% to 22% of table game drop in the Regional segment. In addition, hotel occupancy, which is the average percentage of available hotel rooms occupied during a period, is a key indicator for our hotel business in the Las Vegas segment. See “Results of Operations” section below. Complimentary rooms are treated as occupied rooms in our calculation of hotel occupancy.
The key metrics we utilize to measure our profitability and performance are Adjusted EBITDA and Adjusted EBITDA margin. While we previously disclosed that price per room designated by average daily rate (“ADR”) is a key performance metric, we have determined that maximizing ADR does not directly result in maximizing the profitability of our business and, therefore, management views ADR in its Las Vegas and other operations as a complementary data point that is not individually material to strategic or operational decisions. However, ADR, for us and Former Caesars on a combined basis, for the Las Vegas segment for the years ended December 31, 2018, December 31, 2019 and December 31, 2020 was $146, $150 and $129, respectively, and ADR for us and Former Caesars on a combined basis, for the Regional segment for the years ended December 31, 2018, December 31, 2019 and December 31, 2020 was $106, $116 and $114, respectively. Our calculation of ADR consists of the average price of occupied rooms per day including the impact of resort fees and complimentary rooms. Complimentary room rates are determined based on an analysis of retail or cash rates for each customer segment and each type of room product to estimate complimentary rates which are consistent with retail rates. Complimentary rates are reviewed at least annually and on an interim basis if there are significant changes in market conditions.
Developments and Significant Factors Impacting Financial Results
The following summary highlights recent developments and significant factors impacting our financial results for the three and six months ended June 30, 2021 and 2020.
•COVID-19 Public Health Emergency – In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and has since spread throughout much of the world, including the U.S. All of our casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of COVID-19. As of June 30, 2021, we have resumed operations at substantially all of our properties, to the extent permitted by regulations governing the applicable jurisdiction, with the exception of Isle of Capri Casino Hotel Lake Charles (“Lake Charles”), which was severely damaged by Hurricane Laura (as described below), and Caesars Windsor. Caesars Windsor reopened under the new provincial guidelines on July 23, 2021.
We continued to pay our full-time employees through April 10, 2020, including tips and tokens. Effective April 11, 2020, we furloughed approximately 90% of our employees, implemented salary reductions and committed to continue to provide benefits to our employees through their furloughed period. We have emphasized a focus on labor efficiencies as our workforce returns and operations resume in compliance with governmental or tribal orders, directives, and guidelines. Due to a triggering event resulting from the COVID-19 public health emergency, we recognized impairment charges of $116 million related to goodwill and trade names (described below) during the six months ended June 30, 2020.
The COVID-19 public health emergency had a material adverse effect on the Company’s business, financial condition and results of operations for comparative periods in 2020, including the three and six months ended June 30, 2020, and for the three months ended March 31, 2021. As a result, the terms of our debt arrangements provide that the financial covenant measurement period is not effective through September 30, 2021, so long as we comply with a minimum liquidity requirement. In addition, on March 19, 2021, the Company filed a lawsuit against its insurance carriers for losses attributed to the COVID-19 public health emergency.
Although we are experiencing positive operating trends thus far in 2021, the extent of the ongoing and future effects of the COVID-19 public health emergency on our business and the casino resort industry generally is uncertain. The extent and duration of the negative impact of the COVID-19 public health emergency will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak or new variants, restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders, travel restrictions, or additional restrictions in response to continued developments with the COVID-19 public health emergency, our ability to adapt to evolving operating procedures, the impact on consumer demand and discretionary spending, the length of time it takes for demand to return, the efficacy and acceptance of vaccines, and our ability to adjust our cost structures for the duration of any such interruption of our operations.
•Caesars Acquisition – The Merger closed on July 20, 2020. The Company recognized acquisition-related transaction costs in connection with the Merger of $3 million and $15 million for the three and six months ended June 30, 2021, respectively, and recognized $13 million and $22 million for the three and six months ended June 30, 2020, respectively.
~~•~~William Hill Acquisition – On April 22, 2021, the Company consummated its previously announced acquisition of the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction of approximately £2.9 billion or approximately $4.0 billion. We recognized acquisition-related transaction costs of approximately $62 million and $67 million for the three and six months ended June 30, 2021, respectively. See “Reportable Segments” above for a description of our revised segments following the acquisition.
•Discontinued Operations – As result of the Merger, Former Caesars properties, including Harrah’s Louisiana Downs, Caesars Southern Indiana, and the Caesars Entertainment UK, including Emerald Resort & Casino (together “Caesars UK Group”), have met held for sale criteria as of the date of the closing of the Merger. Additionally, as result of the William Hill Acquisition, William Hill International met held for sale criteria as of the date of the closing of the William Hill Acquisition and are classified as discontinued operations. On July 16, 2021, the Company completed the sale of the Caesars UK Group, in which the buyer assumed all liabilities associated with the Caesars UK Group.
~~•~~Divestitures – In the previous twelve months we completed several divestitures including the sales of Kansas City, Vicksburg, Eldorado Shreveport, MontBleu, Evansville and discontinued operations of Harrah’s Reno and Bally’s Atlantic City. The properties that have been sold as of June 30, 2021, are collectively referred to as “Divestitures.” The results of operations of the divested entities, other than those identified as discontinued operations, are included in income from continuing operations for the periods prior to their respective closing dates.
•Impairment Charges – During 2020, the effects of the COVID-19 public health emergency resulted in changes to estimated future cash flows utilized to estimate fair value and we recognized impairment charges in our Regional segment related to goodwill and trade names totaling $100 million and $16 million, respectively, during the six months ended June 30, 2020. In addition, as a result of entering the agreement to sell MontBleu in our Regional segment, impairment charges totaling $45 million were recorded during the six months ended June 30, 2020 due to the carrying value exceeding the estimated net sales proceeds. No impairment charge was recorded during the six months ended June 30, 2021.
•Weather and Construction Disruption – In late August 2020, our Regional segment was negatively impacted by Hurricane Laura, causing severe damage to Lake Charles, which will remain closed until the third quarter of 2022 when construction of a new land-based casino is expected to be complete. During the six months ended June 30, 2021, we received insurance proceeds of approximately $40 million related to damaged fixed assets and remediation costs. The Company also recorded a gain of approximately $22 million as proceeds received were in excess of the losses incurred and the net book value of the damaged property.
•Post-Merger Synergies – We continue to identify operating and cost efficiencies, including savings from the purchasing power of the combined Caesars organization and targeted integrated marketing strategies, as well as the elimination of redundant costs such as accounting and professional expenses, certain payroll costs, and other corporate costs. As a result, we have seen margin improvements in our results of operations.

Results of Operations
The following table highlights the results of our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Net revenues:
Las Vegas	$855	$—	$1,352	$—
Regional	1,490	114	2,681	577
Caesars Digital	86	11	125	19
Managed and International	66	—	127	—
Corporate and Other (a)	5	2	9	4
Total	$2,502	$127	$4,294	$600

Net income (loss)	$72	$(100)	$(352)	$(276)

Adjusted EBITDA (b):
Las Vegas	$423	$—	$585	$—
Regional	602	(8)	995	99
Caesars Digital	(5)	5	(7)	9
Managed and International	26	—	47	—
Corporate and Other (a)	(42)	(8)	(81)	(16)
Total	$1,004	$(11)	$1,539	$92

Net income (loss) margin	2.9%	(78.7)%	(8.2)%	(46.0)%
Adjusted EBITDA margin	40.1%	(8.7)%	35.8%	15.3%
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
Consolidated comparison of the three and six months ended June 30, 2021 and 2020
Net Revenues
Net revenues were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Casino and pari-mutuel commissions	$1,571	$101	$1,470	*	$2,798	$441	$2,357	*
Food and beverage	281	7	274	*	450	63	387	*
Hotel	396	9	387	*	611	57	554	*
Other	254	10	244	*	435	39	396	*
Net Revenues	$2,502	$127	$2,375	*	$4,294	$600	$3,694	*
___________________
*    Not meaningful.
Consolidated revenues increased for the three and six months ended June 30, 2021 primarily due to recent acquisitions including the Merger on July 20, 2020 and the William Hill Acquisition on April 22, 2021, and offset by the divestiture of certain properties discussed above. In addition, net revenues for the three and six months ended June 30, 2020 were negatively impacted by the COVID-19 public health emergency. All of our properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of COVID-19. Local and state regulations and the implementation of social distancing and health and safety protocols in response to COVID-19 resulted in reduced gaming capacity and hotel occupancy as well as limitations on the operation of food and beverage outlets, live entertainment events, and conventions. As of June 30, 2021, substantially all of our properties have resumed certain operations, to the extent permitted, with the exception of Lake Charles which was severely damaged by Hurricane Laura, and Caesars Windsor, which reopened in July 2021.
Operating Expenses
Operating expenses were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Casino and pari-mutuel commissions	$694	$45	$649	*	$1,281	$224	$1,057	*
Food and beverage	166	9	157	*	274	62	212	*
Hotel	106	6	100	*	187	28	159	*
Other	79	1	78	*	148	10	138	*
General and administrative	418	67	351	*	798	165	633	*
Corporate	76	14	62	*	142	30	112	*
Impairment charges	—	—	—	*	—	161	(161)	(100.0)%
Depreciation and amortization	301	49	252	*	566	99	467	*
Transaction costs and other operating costs	72	15	57	*	92	23	69	*
Total operating expenses	$1,912	$206	$1,706	*	$3,488	$802	$2,686	*
___________________
*    Not meaningful.
Casino and pari-mutuel commissions expense consists primarily of payroll and related costs associated with our gaming operations, marketing and promotions and gaming taxes. Food and beverage expense consists principally of salaries and wages and costs of goods sold associated with our food and beverage operations. Hotel expense consists principally of salaries, wages and supplies associated with our hotel operations. Other expenses consist principally of salaries and wages and costs of goods sold associated with our retail, entertainment and other operations.
Casino and pari-mutuel commissions, food and beverage, hotel, and other expenses for the three and six months ended June 30, 2021 increased year over year as a result of recent acquisitions, including the Merger and the William Hill Acquisition. In addition, the reopening of substantially all of our properties to the extent permitted by regulations governing the applicable jurisdiction and the partial return of our workforce contributed to the increased expenses noted. These increases have been offset as the Company continues to identify more efficient methods to manage marketing and promotional spend and reduce gaming expenses, as well as focus on labor efficiencies as described above. Additionally, the Company has managed recent increases in food costs and improved margins by focusing on efficiencies within our food and beverage venues and menu options.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal and internal audit, and property taxes. Property, general and administrative expenses also include sports sponsorships and other marketing expenses not directly related to our gaming and non-gaming operations.
General and administrative expenses for the three and six months ended June 30, 2021 increased year over year as the result of recent acquisitions, including the Merger and the William Hill Acquisition. In addition, the reopening of substantially all of our properties to the extent permitted by regulations governing the applicable jurisdiction. These increases have been offset by actions taken by the Company to reduce our cost structure while our properties were temporarily closed and reduced operations due to the impact of the COVID-19 public health emergency. Additionally, synergies associated with the combined companies has also resulted in reductions to certain administrative payroll costs while focusing on labor efficiency.
Corporate expenses include unallocated expenses such as payroll, stock-based compensation, professional fees, and other various expenses not directly related to the Company’s operations. For the three and six months ended June 30, 2021 compared to the same prior year period, corporate expenses increased primarily due to the recent acquisitions including the Merger and the William Hill Acquisition. In addition, during the six months ended June 2020, temporary reductions in salaries and wages were implemented as a result of the impact of the COVID-19 public health emergency. Offsetting these increases are synergies associated with the combined companies which have resulted in reductions to certain administrative and corporate payroll costs.

As described above, we recorded impairment charges of $116 million due to the effects of the COVID-19 public health emergency during the six months ended June 30, 2020. In addition, $45 million of additional impairment charges related to the sale of MontBleu were recorded during the six months ended June 30, 2020. No impairment charges were recorded during the six months ended June 30, 2021.
For the three and six months ended June 30, 2021 compared to the same prior year period, depreciation and amortization expense increased mainly due to the recent acquisitions, including the Merger and the William Hill Acquisition. The increase has been slightly offset by ceasing depreciation and amortization expense on certain assets held for sale and the Divestitures.
For the three and six months ended June 30, 2021 compared to the same prior year period, transaction costs and other operating costs increased primarily due to the acquisition of Former Caesars, as well as, costs or fees incurred related to the William Hill Acquisition. Additionally, write offs associated with rebranding related to the construction of a new land-based casino in Lake Charles contributed to the increase.
Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Interest expense, net	$(576)	$(68)	$(508)	*	$(1,155)	$(135)	$(1,020)	*
Loss on extinguishment of debt	(23)	—	(23)	*	(23)	—	(23)	*
Other income (loss)	110	13	97	*	(23)	(10)	(13)	(130.0)%
Benefit for income taxes	1	34	(33)	(97.1)%	77	71	6	8.5%
___________________
*    Not meaningful.
For the three and six months ended June 30, 2021, interest expense, net increased year over year as a result of the Merger. Outstanding debt assumed, additional debt raised, and assumed financing obligations resulted in the increase in interest expense.
For the three and six months ended June 30, 2021, loss on extinguishment of debt increased due to the early extinguishment of the 5% Convertible Notes and the related discount on the settlement date, which was June 29, 2021.
For the three months ended June 30, 2021, other income increased year over year due to a gain on the change in fair value of investments offset by the loss on the change in fair value of the derivative liability related to the 5% Convertible Notes. For the six months ended June 30, 2021 other loss increased due to the change in fair value of the derivative liability related to the 5% Convertible Notes.
The income tax benefit for the three months ended June 30, 2021 differed from the expected income tax expense based on the federal tax rate of 21% primarily due to the tax expense impact of a change in the United Kingdom tax rate enacted in June 2021, offset by tax benefits from nontaxable mark-to-market income, the reclassification of Horseshoe Hammond from held for sale, and changes in certain state tax laws enacted in June 2021. The income tax benefit for the six months ended June 30, 2021 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to tax benefits from nontaxable mark-to-market income, the reclassification of Horseshoe Hammond from held for sale, and changes in certain state tax laws enacted in June 2021, offset by tax expense from nondeductible expenses related to the convertible notes and a change in the United Kingdom tax rate enacted in June 2021.
The income tax benefit for the three months ended June 30, 2020 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to losses not tax-benefited, offset by the true-up of certain state tax benefits and state and local income taxes. The income tax benefit for the six months ended June 30, 2020 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to goodwill impairments and losses not tax-benefited, offset by the true-up of certain state tax benefits and state and local income taxes.

Segment comparison of the three and six months ended June 30, 2021 and 2020
Las Vegas Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Revenues:
Casino and pari-mutuel commissions	$315	$—	$315	*	$541	$—	$541	*
Food and beverage	171	—	171	*	255	—	255	*
Hotel	242	—	242	*	357	—	357	*
Other	127	—	127	*	199	—	199	*
Net Revenues	$855	$—	$855	*	$1,352	$—	$1,352	*

Table game drop	$789	$—	$789	*	$1,369	$—	$1,369	*
Table game hold %	17.4%	—%		17.4 pts	18.5%	—%		18.5 pts
Slot handle	$2,823	$—	$2,823	*	$4,585	$—	$4,585	*

Hotel occupancy	89.0%	—%		89 pts	75.4%	—%		75.4 pts

Adjusted EBITDA	$423	$—	$423	*	$585	$—	$585	*
Adjusted EBITDA margin	49.5%	—%		49.5 pts	43.3%	—%		43.3 pts

Net income attributable to Caesars	$184	$—	$184	*	$117	$—	$117	*
___________________
*    Not meaningful.
Las Vegas segment’s net revenues and Adjusted EBITDA increased as a result of the Merger. As of June 30, 2021, all of our Las Vegas properties reopened in accordance with state and local regulations. In June 2021, convention venues began to reopen with conventions held and future bookings received.
During the three and six months ended June 30, 2021, all of our reopened properties in the Las Vegas segment experienced an increase in net revenues and Adjusted EBITDA compared to Former Caesars’ prior year results for the same properties as all properties were temporarily closed during most of the same period in 2020. Slot win percentage in Las Vegas during both the three and six months ended June 30, 2021 has been slightly higher than our typical range and hotel occupancy has been trending upward in recent quarters. Additionally, pent up demand has resulted in operations returning to, and exceeding pre-pandemic results, faster than expected. These positive trends, however, may not be sustained due to the uncertainty of the current COVID-19 environment, including recent increases in positive cases, new variants and the acceptance of available vaccines.

Regional Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Revenues:
Casino and pari-mutuel commissions	$1,178	$90	$1,088	*	$2,145	$422	$1,723	*
Food and beverage	109	7	102	*	193	63	130	*
Hotel	154	9	145	*	254	57	197	*
Other	49	8	41	*	89	35	54	154.3%
Net Revenues	$1,490	$114	$1,376	*	$2,681	$577	$2,104	*

Table game drop	$1,140	$33	$1,107	*	$2,117	$300	$1,817	*
Table game hold %	20.9%	19.6%		1.3 pts	20.9%	20.2%		0.7 pts
Slot handle	$12,190	$867	$11,323	*	$22,132	$4,301	$17,831	*

Adjusted EBITDA	$602	$(8)	$610	*	$995	$99	$896	*
Adjusted EBITDA margin	40.4%	(7.0)%		*	37.1%	17.2%		19.9 pts

Net income (loss) attributable to Caesars	$251	$(92)	$343	*	$316	$(231)	$547	*
___________________
*    Not meaningful.
Regional segment’s net revenues, Adjusted EBITDA and margin increased for the three and six months ended June 30, 2021 compared to the same prior year period as a result of the Merger. As of June 30, 2021, all of our properties in our Regional segment have reopened, with the exception of Lake Charles due to the weather disruption described above. Slot win percentage in the Regional segment during both the three and six months ended June 30, 2021 has been slightly higher than our typical range. Additionally, pent up demand has resulted in operations returning to, and exceeding pre-pandemic results, faster than expected. These positive trends, however, may not be sustained due to the uncertainty of the current COVID-19 environment, including recent increases in positive cases, new variants and the acceptance of available vaccines.
In our Regional segment, net revenues, Adjusted EBITDA and Adjusted EBITDA margin increased compared to the prior year across all properties, including Former Caesars’ due to reductions in workforce and marketing costs, synergies from the purchasing power of the combined Caesars organization, and limitations on certain lower margin food and beverage offerings.
Caesars Digital Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Revenues:
Casino and pari-mutuel commissions	$78	$11	$67	*	$112	$19	$93	*
Other	8	—	8	*	13	—	13	*
Net Revenues	$86	$11	$75	*	$125	$19	$106	*

Adjusted EBITDA	$(5)	$5	$(10)	*	$(7)	$9	$(16)	*
Adjusted EBITDA margin	(5.8)%	45.5%		*	(5.6)%	47.4%		*

Net income (loss) attributable to Caesars	$(22)	$5	$(27)	*	$(30)	$9	$(39)	*
___________________
*    Not meaningful.

Caesars Digital is a newly developed segment which includes Caesars operations for retail and mobile sports betting, online casino, and online poker. It is comprised of the Caesars interactive business acquired in the Merger, operations acquired in the William Hill Acquisition and iGaming at Tropicana Atlantic City. Caesars Digital’s net revenues increased for the three and six months ended June 30, 2021 compared to the same prior year period due to the recent acquisitions. As sports betting and online casinos continue to expand through increased state legalization and customer adoption, recent activities have resulted in reduced EBITDA and EBITDA margin as a result of higher marketing and promotional costs than in prior periods. In connection with the ongoing launch of our Caesars branded sportsbook and iGaming applications, we expect to commence a significant level of marketing spend to build brand awareness and acquire and retain customers.
Managed and International Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Revenues:
Food and beverage	$1	$—	$1	*	$2	$—	$2	*
Other	65	—	65	*	125	—	125	*
Net Revenues	$66	$—	$66	*	$127	$—	$127	*

Adjusted EBITDA	$26	$—	$26	*	$47	$—	$47	*
Adjusted EBITDA margin	39.4%	—%		39.4 pts	37.0%	—%		37 pts

Net income (loss) attributable to Caesars	$(13)	$—	$(13)	*	$2	$—	$2	*
___________________
*    Not meaningful.
Managed and International segment’s net revenues and Adjusted EBITDA increased as a result of the Merger. All of our managed and international properties have reopened as of June 30, 2021 except for Caesars Windsor, which reopened in July 2021.
For the three and six months ended June 30, 2021, net revenues and Adjusted EBITDA for Managed and International increased as compared to Former Caesars’ prior period.
Reimbursable management costs are presented on a gross basis as revenue and expense included in Managed and International segment operations. Such costs are primarily related to payroll costs incurred on behalf of the properties under management. The table below presents the amount included in net revenues and total operating expenses related to these reimbursable costs.

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Reimbursable management revenue	$40	$—	$40	*	$80	$—	$80	*
Reimbursable management cost	40	—	40	*	80	—	80	*
___________________
*    Not meaningful.

Corporate & Other

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Revenues:
Other	$5	$2	$3	150.0%	$9	$4	$5	125.0%
Net Revenues	$5	$2	$3	150.0%	$9	$4	$5	125.0%

Adjusted EBITDA	$(42)	$(8)	$(34)	*	$(81)	$(16)	$(65)	*
___________________
*    Not meaningful.

Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Six Months Ended June 30, 2021 and 2020
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense, net of interest capitalized, (benefit) provision for income taxes, unrealized (gain) loss on investments and marketable securities, depreciation and amortization, stock-based compensation, impairment charges, transaction expenses, severance expense, selling costs associated with the divestitures of properties, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss related to divestitures, changes in the fair value of certain derivatives and certain non-recurring expenses such as sign-on and retention bonuses, business optimization expenses and transformation expenses, certain litigation awards and settlements, losses on inventory associated with properties temporarily closed as a result of the COVID-19 public health emergency, contract exit or termination costs, and certain regulatory settlements. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. It is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our leases with affiliates of GLPI and VICI Properties, Inc. and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following table summarizes our Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020, respectively, in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended June 30, 2021
(In millions)	CEI	Pre-Acq. WH US (d)	Add: Disc. Ops (e)	Less: Divestitures (f)	Total (g)
Net income (loss) attributable to Caesars	$71	$(22)	$—	$(13)	$36
Net income attributable to noncontrolling interests	1	—	—	—	1
Discontinued operations, net of income taxes	30	—	(28)	—	2
(Benefit) provision for income taxes	(1)	—	4	—	3
Other (income) loss (a)	(110)	(2)	31	—	(81)
Loss on extinguishment of debt	23	—	—	—	23
Interest expense, net	576	—	17	—	593
Depreciation and amortization	301	2	—	—	303
Transaction costs and other operating costs (b)	72	27	(2)	—	97
Stock-based compensation expense	20	—	—	—	20
Other items (c)	21	2	—	—	23
Adjusted EBITDA	$1,004	$7	$22	$(13)	$1,020

	Three Months Ended June 30, 2020
(In millions)	CEI	Pre-Acq. WH US (d)	Pre-Acq. CEC (h)	Less: Divestitures (f)	Total (i)
Net income (loss) attributable to Caesars	$(100)	$(24)	$(1,074)	$28	$(1,170)
Net loss attributable to noncontrolling interests	—	—	(3)	—	(3)
(Benefit) provision for income taxes	(34)	(7)	(227)	2	(266)
Other (income) loss (a)	(13)	—	528	—	515
Interest expense, net	68	—	344	(11)	401
Depreciation and amortization	49	3	250	(6)	296
Transaction costs and other operating costs (b)	15	23	29	(2)	65
Stock-based compensation expense	4	—	13	—	17
Other items (c)	—	—	15	(1)	14
Adjusted EBITDA	$(11)	$(5)	$(125)	$10	$(131)

	Six Months Ended June 30, 2021
(In millions)	CEI	Pre-Acq. WH US (d)	Add: Disc. Ops (e)	Less: Divestitures (f)	Total (g)
Net loss attributable to Caesars	$(352)	$(33)	$—	$(30)	$(415)
Discontinued operations, net of income taxes	34	—	(32)	—	2
(Benefit) provision for income taxes	(77)	(2)	4	—	(75)
Other (income) loss (a)	23	(2)	31	—	52
Loss on extinguishment of debt	23	—	—	—	23
Interest expense, net	1,155	—	33	—	1,188
Depreciation and amortization	566	8	—	—	574
Transaction costs and other operating costs (b)	92	27	(2)	—	117
Stock-based compensation expense	43	—	—	—	43
Other items (c)	32	2	—	—	34
Adjusted EBITDA	$1,539	$—	$34	$(30)	$1,543

	Six Months Ended June 30, 2020
(In millions)	CEI	Pre-Acq. WH US (d)	Pre-Acq. CEC (h)	Less: Divestitures (f)	Total (i)
Net income (loss) attributable to Caesars	$(276)	$(18)	$(885)	$115	$(1,064)
Net loss attributable to noncontrolling interests	—	—	(4)	—	(4)
(Benefit) provision for income taxes	(71)	(13)	(173)	7	(250)
Other (income) loss (a)	10	(1)	(113)	—	(104)
Interest expense, net	135	—	677	(23)	789
Depreciation and amortization	99	9	506	(13)	601
Impairment charges	161	—	65	(79)	147
Transaction costs and other operating costs (b)	23	23	50	(2)	94
Stock-based compensation expense	10	—	23	—	33
Other items (c)	1	1	28	(1)	29
Adjusted EBITDA	$92	$1	$174	$4	$271
____________________
(a)Other (income) loss for the three and six months ended June 30, 2021 primarily represents a gain in the change of fair value of the Company’s investment in NeoGames offset by a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes. Other (income) loss for the three and six months ended June 30, 2020 primarily represents change in fair value of the Company’s investments in William Hill PLC.
(b)Transaction costs and other operating costs for the three and six months ended June 30, 2021 and 2020 primarily represent costs related to the William Hill Acquisition and the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
(c)Other items primarily represent certain consulting and legal fees, rent for non-operating assets, relocation expenses, and business optimization expenses.
(d)Pre-acquisition William Hill represents results of operations for William Hill prior to the acquisition. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and, for the 2021 and 2020 periods, do not conform to GAAP.
(e)Discontinued operations include Caesars Southern Indiana, Harrah’s Louisiana Downs, and the Caesars UK Group, which includes Emerald Resorts & Casino. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.
(f)Divestitures for the three and six months ended June 30, 2021 include results of operations for MontBleu and Evansville and for the three and six months ended June 30, 2020 include results of operations for Kansas City, Vicksburg, Eldorado Shreveport, MontBleu, Evansville and discontinued operations of Harrah’s Reno and Bally’s Atlantic City. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.
(g)Excludes results of operations from divestitures as detailed in (f) and includes results of operations of William Hill US prior to the acquisition and from discontinued operations for the periods presented. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.
(h)Pre-acquisition CEC represents results of operations for Former Caesars prior to the Merger. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and, for the 2020 periods, do not conform to GAAP.
(i)Excludes results of operations from divestitures as detailed in (f) and includes results of operations of William Hill US prior to the acquisition and of Former Caesars prior to the Merger, including discontinued operations, for the relevant period. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to our reported results of operations.
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
During 2020, in an effort to mitigate the impacts of the COVID-19 public health emergency on our business and maintain liquidity, we furloughed approximately 90% of our employees beginning on April 11, 2020. As of June 30, 2021, we have resumed operations at all of our properties, with the exception of Lake Charles which was severely damaged by Hurricane Laura, and Caesars Windsor. Caesars Windsor reopened under the new provincial guidelines on July 23, 2021. We have emphasized a focus on labor efficiencies as our workforce returns and operations resume in compliance with governmental or tribal orders, directives and guidelines. As a result of these payroll changes combined with other cost saving measures, our operating expenses were reduced significantly.

As of June 30, 2021, our cash on hand and revolving borrowing capacity was as follows:

(In millions)	June 30, 2021
Cash and cash equivalents	$1,128
Revolver capacity (a)	2,210
Revolver capacity committed to letters of credit	(92)
Available revolver capacity committed as regulatory requirement	(48)
Total	$3,198
___________________
(a)Revolver capacity includes $1.2 billion under our CEI Revolving Credit Facility, due July 2025 and $1.0 billion under our CRC Revolving Credit Facility, due December 2022.
On September 30, 2020, the Company announced that it had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which the Company would acquire the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction. On April 20, 2021, a UK Court sanctioned the proposed acquisition and on April 22, 2021, the Company completed the William Hill Acquisition for £2.9 billion, or approximately $4.0 billion.
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company (the “Bridge Facility Borrower”) entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the debt financing. The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility. The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The Interim Facilities Agreement entered into on October 6, 2020, and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, we repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company borrowed the full £116 million available under the revolving credit facility and the funds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. In addition, $1.1 billion of debt, at book value which approximates fair value, is held for sale related to two trust deeds assumed in the William Hill Acquisition. One trust deed relates to £350 million aggregate principal amount of 4.750% Senior Notes due 2026, and the other trust deed relates to £350 million aggregate principal amount of 4.875% Senior Notes due 2023. Each of the trust deeds contained a put option due to the change in control which allowed noteholders to require the Company to purchase the notes at 101% of the principal amount thereof together with interest accrued. The put period expired on July 26, 2021, and approximately £1 million of debt was repurchased. Outstanding borrowings under the Bridge Credit Agreement are expected to be repaid upon the sale of William Hill International, all of which are held for sale and related activity is reflected within discontinued operations.
We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Master Lease, the VICI leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for 2021 are expected to increase as a result of the additional properties acquired in the Merger, the William Hill Acquisition and new development projects including the ongoing launch of our Caesars branded sportsbook and iGaming applications in our Caesars Digital segment. In 2020, we funded $400 million to escrow as of the closing of the Merger and have begun to utilize those funds in accordance with a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash in Other assets, net. As of June 30, 2021, our restricted cash balance in the escrow account was $351 million for future capital expenditures in New Jersey.
As a condition of the extension of the casino operating contract and ground lease for Harrah’s New Orleans, we are also required to make a capital investment of $325 million in Harrah’s New Orleans by July 15, 2024. In connection with the capital investment in Harrah’s New Orleans, we expect to rebrand the property as Caesars New Orleans.
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm. The hurricane severely damaged Lake Charles and the Company has begun to receive insurance proceeds related to, in part, estimated damages and repairs that have been incurred to the property. A portion of the proceeds received is expected to be utilized for the construction of a new land-based casino which is expected to be completed in the third quarter of 2022.

Cash spent for capital expenditures totaled $177 million and $41 million for the six months ended June 30, 2021 and 2020, respectively. The following table summarizes our capital expenditures for the six months ended June 30, 2021, and an estimated range of capital expenditures for the remainder of 2021:

	Six Months Ended June 30, 2021	Estimate of Remaining Capital Expenditures for 2021
(In millions)	Actual	Low	High
Atlantic City	$49	$125	$175
Indiana racing operations	7	5	15
Total estimated capital expenditures from restricted cash	56	130	190
Lake Charles	24	50	100
New Orleans	15	40	55
Caesars Digital	15	70	80
Other growth and maintenance projects	67	290	320
Total estimated capital expenditures from unrestricted cash and insurance proceeds	121	450	555
Total	$177	$580	$745
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $442 million for the remainder of 2021. We also lease certain real property assets from third parties, including VICI and GLPI. We estimate our lease payments to VICI and GLPI to be approximately $600 million for the remainder of 2021.
On June 21, 2021, the Company delivered a notice of mandatory conversion to the trustee of the 5% Convertible Notes to convert all outstanding notes on June 24, 2021. All outstanding notes, at the election of either the Company or the holder, were subject to conversion into approximately 0.014 shares of Company Common Stock and approximately $1.17 of cash per $1.00 principal amount of the 5% Convertible Notes. During the six months ended June 30, 2021, the Company converted the remaining outstanding aggregate principal amount of the 5% Convertible Notes, which resulted in cash payments of $367 million, net of amounts paid into our trust accounts and the issuance of approximately 5 million shares of Company Common Stock.
The Company periodically divests assets that it does not consider core to its business to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities.
On April 6, 2021, the Company consummated the sale of the equity interests of MontBleu for $15 million, subject to a customary working capital adjustment, resulting in a gain of less than $1 million. The purchase price is due no later than the first anniversary of the closing of the sale.
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
On June 3, 2021, the Company consummated the sale of the real property and equity interests of Evansville to GLPI and Bally’s Corporation, respectively, for $480 million in cash, subject to a customary working capital adjustment, resulting in a gain of approximately $12 million.
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
In June 2021, the IGC amended its order that previously required the Company to sell a third casino asset in the state. As a result, Caesars will not be required to sell Horseshoe Hammond. We expect to divest of several other non-core properties including William Hill International. On July 16, 2021, we closed our sale of our international properties within the Caesars UK Group, which includes Emerald Resorts Casino. The buyer assumed all liabilities associated with the Caesars UK Group.

If the agreed upon selling price for future divestitures does not exceed the carrying value of the assets, we may be required to record additional impairment charges in future periods which may be material.
We expect that our current liquidity, cash flows from operations, availability of borrowings under committed credit facilities and proceeds from the announced asset sales will be sufficient to fund our operations, capital requirements and service our outstanding indebtedness for the next twelve months. However, the COVID-19 public health emergency has had, and may continue to have, an adverse effect on our business, financial condition and results of operations and has caused, and may continue to cause, disruption in the financial markets. While we have undertaken efforts to mitigate the impacts of the COVID-19 public health emergency on our business and maintain liquidity, the extent of the ongoing and future effects of the COVID-19 public health emergency on our business, results of operations and financial condition is uncertain and may adversely impact our liquidity in the future. Our ability to access additional capital may be adversely affected by further disruptions in the financial markets caused by the COVID-19 public health emergency, restrictions on incurring additional indebtedness contained in the agreements governing our indebtedness and the possibility of future impacts from the COVID-19 public health emergency on our business, results of operations and financial condition.
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
Liabilities held for sale include $627 million of debt related to asset sale bridge facility and the revolving credit facility. The Bridge Credit Agreement includes a financial covenant requiring the Bridge Facility Borrower to comply with a maximum total net leverage ratio of 10.50 to 1.00 beginning the fiscal quarter ending on September 30, 2021. The borrowings under the Bridge Credit Agreement are guaranteed by the Bridge Facility Borrower and the Bridge Facility Borrower’s material wholly-owned subsidiaries (subject to exceptions), and are secured by a pledge of substantially all of the existing and future property and assets of the Bridge Facility Borrower and the guarantors (subject to exceptions). No financial covenants were noted related to the $1.1 billion of debt from the two trust deeds assumed in the William Hill Acquisition.
As of June 30, 2021, we were in compliance with all of the applicable financial covenants described above.
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
As of June 30, 2021, we have acquired 223,823 shares of common stock under the program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the six months ended June 30, 2021 and 2020.
Contractual Obligations
The Company assumed various long-term debt arrangements, financing obligations and leases, previously described, associated with Former Caesars as result of the consummation of the Merger and William Hill related to the William Hill Acquisition. See Note 2 for a description of the Merger and the William Hill Acquisition and the related obligations assumed and Note 8 for additional contractual obligations. There have been no other material changes during the six months ended June 30, 2021 to our contractual obligations as disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
As of June 30, 2021, our long-term variable-rate borrowings totaled $6.3 billion under the CRC term loans and no amounts were outstanding under the CEI Revolving Credit Facility and CRC Revolving Credit Facility. Long-term variable-rate borrowings under the CRC term loans represented approximately 43% of our long-term debt as of June 30, 2021. Of our $14.7 billion face value of debt, as of June 30, 2021, we have entered into seven interest rate swap agreements to fix the interest rate on $2.3 billion of variable rate debt, and $4.0 billion of debt remains subject to variable interest rates for the term of the agreements. During the six months ended June 30, 2021, the weighted average interest rates on our variable and fixed rate debt were 3.34% and 6.45%, respectively.
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
The Company has entered into foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP and to fix the exchange rate for a portion of the funds to be used in the repayment of related debt. On April 23, 2021, the Company entered into a foreign exchange forward contract to purchase £237 million at a contracted exchange rate, which was settled on June 11, 2021. Similarly, the Company entered into foreign exchange forward contracts to sell £487 million at a contracted exchange rate. The forward term of the contracts ends on December 31, 2021. On July 21, 2021, the Company entered into a foreign exchange forward contract to sell £150 million at a contracted exchange rate. The forward term of the contracts ends on March 31, 2022. We may elect to enter into additional such agreements as we continue to mitigate our exposure to changes in foreign currency exchange rates.
We evaluate our exposure to market risk by monitoring interest rates in the marketplace and have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There were no other material quantitative changes in our market risk exposure, or how such risks are managed, for the six months ended June 30, 2021.

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
On April 22, 2021, we completed the acquisition of William Hill PLC. See Item 1, Notes to Consolidated Condensed Financial Statements, Note 2, “Acquisitions and Purchase Price Accounting” for discussion of the acquisition and related financial data. The Company is in the process of integrating William Hill PLC into our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed.
Excluding the William Hill Acquisition, there were no changes in our internal controls over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
For a discussion of our “Legal Proceedings,” refer to Note 8 to our consolidated condensed financial statements located elsewhere in this Quarterly Report on Form 10-Q and Note 11 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Cautionary Statements Regarding Forward-Looking Information
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
•our ability to consummate the disposition of certain of our properties, including the planned sale of William Hill’s non-U.S. operations;
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
•the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects and operation of online sportsbook, poker and gaming; and
•factors impacting our ability to successfully operate our digital betting and iGaming platform and expand its user base.
Any forward-looking statements are based upon underlying assumptions, including any assumptions mentioned with the specific statements that are in turn based upon internal estimates and analyses of market conditions and trends, management plans and strategies, economic conditions and other factors. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, and are subject to change. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend upon future circumstances that may not occur. These risks and uncertainties include: (a) the effects of the COVID-19 public health emergency on our results of operations and the duration of such impact; (b) impacts of economic and market conditions; (c) our ability to integrate the William Hill US business, successfully operate our digital betting and iGaming platform and expand its user base; (d) the possibility that the anticipated benefits of the Merger and the acquisition of William Hill, including cost savings and expected synergies, are not realized when expected or at all; (e) risks associated with our leverage and our ability to reduce our leverage, including with proceeds of expected sale transactions; (f) the effects of competition on our business and results of operations; and (g) additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q and our most recent Annual Reports on Form 10-K as filed with the Securities and Exchange Commission. Actual results may differ materially from any future results, performance or achievements expressed or implied by such statements and forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved.

In addition, these forward-looking statements speak only as of the date on which the statement is made, even if subsequently made available on our website or otherwise, and we do not intend to update publicly any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as may be required by law.
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
Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those risk factors during the six months ended June 30, 2021, except for the following additional risk factors related to the William Hill Acquisition and the operation of our digital business.
Our digital betting and gaming operations are especially reliant on information technology and other systems and services, and any failures, errors, defects or disruptions in our systems or services could adversely affect our operations.
Our technology infrastructure is critical to the performance of our digital betting and gaming operations and to user satisfaction. We devote significant resources to our technology infrastructure, but our systems may not be adequate to avoid performance delays or outages that could be harmful to our online business. In addition, we cannot assure you that the measures we take to prevent cyber-attacks and protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches will be sufficient to ensure uninterrupted operation of our digital platform and provide absolute security. William Hill has in the past experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties that provide support to our operations, could result in a wide range of negative outcomes, each of which could materially adversely affect the operation of our online business and our financial condition, results of operations and prospects.
Additionally, our online betting and gaming offerings may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch. These types of issues could disrupt our operations or render a product unavailable when users attempt to access it or cause access to our offerings to be slower than our users expect. Inaccessibility or slow access to our products could make users less likely to return to our digital platform as often, if at all, or to recommend our offerings to other potential users, which could harm our brand perception, cause our users to stop utilizing our online offerings, divert our resources and delay market acceptance of our online offerings.
We expect that we will continue to expand our online betting and gaming offerings as our user base grows and we enter into new markets, which will require an enhancement of our technical infrastructure, including network capacity and computing power, to support the growth of our digital business and to satisfy our users’ needs. Such infrastructure expansion may be complex and costly, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to our online infrastructure that are not identified during the testing phases of design and implementation and become evident after we have started to fully use the underlying equipment or software, which could impact the user experience or increase our costs. An inability to effectively scale our technical infrastructure to accommodate increased demands could adversely impact our ability to grow our digital betting and gaming business.
Our online business is dependent on the Internet and we rely on Amazon Web Services and other third-party technology, platforms and services to deliver our offerings to users.
A substantial portion of the infrastructure that is required to enable users to access our digital betting and gaming offerings is provided by third parties, including Internet service providers and other technology-based service providers. In particular, we currently host our online betting and gaming offerings and support our operations using Amazon Web Services (“AWS”) and other third-party technology, platforms and services. Our third-party providers may experience service interruptions, delays, outages or damage, including due to capacity constraints, an event causing an unusually high volume of Internet use (such as a pandemic or public health emergency), infrastructure changes or upgrades (such as 5G or 6G services), human or software errors, website hosting disruptions, natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. We exercise little control over our third-party providers and any difficulties that these providers experience, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business. Because our ability to provide our users with continuing and uninterrupted access to our platform is critical to the success of our digital business, we use our best efforts to ensure that our facilities and infrastructure and the facilities and infrastructure of our third-party providers support our current and expected operations and are designed to mitigate the impacts of system malfunctions. Nevertheless, there can be no guarantee that such systems will be able to meet the demand of our current and future digital business, the overall online betting and gaming industry and the growth of the Internet. Furthermore, if we do not maintain business relationships with our third-party providers, and in particular, AWS, we may not be able to secure required third-party services on terms that are acceptable to us or on an acceptable time frame. Any of these risks could result in a loss of revenue and cause us to incur unexpected costs that could be significant, which could have a material adverse effect on our online business, financial condition, results of operations and prospects.
We rely on third parties to provide services that are essential to the operation of our online betting and gaming business, including geolocation and identity verification, payment processing and sports data.
We rely on third parties to provide services that are essential to the operation of our online betting and gaming business, including geolocation and identity verification systems to ensure we comply with laws and regulations, processing deposits and withdrawals made by our online users and providing information regarding schedules, results, performance and outcomes of sporting events to determine when and how bets are settled. The software, systems and services provided by our third-party providers may not meet our expectations, contain errors or weaknesses, be compromised or experience outages. A failure of such third-party systems to perform effectively, or any service interruption to those systems, could adversely affect our business by preventing users from accessing our online platform, delaying payment or resulting in errors in settling bets, which could give rise to regulatory issues relating to the operation of our business. By way of example, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who are not permitted to access them or otherwise inadvertently denying access to individuals who are permitted to access them, and errors or failures by our payment processors and sports data providers could result in a failure in timely and accurately process payments to and from users or errors in settling bets. Any such errors or failures could result in violations of applicable regulatory requirements and adversely affect our reputation and our ability to attract and retain our online users. Furthermore, negative publicity related to any of our third-party partners could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
In addition, if any of our third-party services providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would have to find alternate service providers. We cannot be certain that we would be able to secure favorable terms from alternative service providers that are critical to the operation of our business or enter into alternative arrangements in a timely manner. Our digital business, results of operations and prospects would be adversely impacted by our inability or delay in securing replacement services that are sufficient to support our online business or on comparable terms.
Our growth will depend, in part, on the success of our strategic relationships with third parties.
We rely on relationships with sports leagues and teams, professional athletes and athlete organizations, advertisers and other third parties in order to attract users to our offerings. In 2019 we entered into an exclusive sports entertainment partnership with the NFL, making us the first ever “Official Casino Sponsor” in the history of the league, in 2020, we partnered with ESPN to integrate their digital platforms with our sportsbooks and in 2021 we made a strategic investment in SuperDraft, Inc., a daily fantasy sports platform. These relationships, along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses direct consumers to our offerings. While we believe there are other third parties that could drive users to our online offerings, adding or transitioning to them may disrupt our business and increase our costs, and may require us to modify, limit or discontinue certain offerings. Furthermore, sports leagues, teams and venues may enter into exclusive partnerships with our competitors which could adversely affect our ability to offer certain types of wagers. In the event that any of our existing relationships or our future relationships fail to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to cost effectively attract consumers and harm our online betting and gaming business, financial condition, results of operations and prospects.
The growth of our digital business will require investments in our online offerings, technology and strategic marketing initiatives, which could be costly and negatively impact the economics of our online business.
The online betting and gaming industry is subject to rapid and frequent changes in standards, technologies, products and service offerings, as well as in customer demands and preferences and regulations, which will require us to continually introduce and successfully implement new and innovative technologies, marketing strategies, product offerings and enhancements to remain competitive and effectively stimulate customer demand, acceptance and engagement. The process of developing new online offerings and systems is inherently complex and uncertain, and new offerings may not be well received by users, even if they are well-reviewed and of high quality. Developing new offerings and marketing strategies can also divert our management’s attention from other business issues and opportunities. New online offerings that attain market acceptance and aggressive marketing strategies implemented in the competitive online market environment could impact the mix of our existing business, including our casino business, or the share of our patron’s wallets in a manner that could negatively impact our results of operations. In addition, online betting and gaming operates in a competitive environment that requires significant investment in marketing initiatives, including free play and use of a variety of free and paid marketing channels, including television, radio, social media platforms, such as Facebook, Instagram and Twitter, and other digital channels. We cannot be sure that our investments in technology, products, service offerings and marketing initiatives will be successful or generate the return on investment that we expect. If new or existing competitors offer more attractive offerings or engage in marketing initiatives that are better received by customers, we may lose users or users may decrease their spending on our offerings. Further, new customer demands, superior competitive offerings, new industry standards or changes in the regulatory environment could render our offerings unattractive, unmarketable or obsolete and require us to make substantial unanticipated changes to our technology or business model. Failure to adapt to a rapidly changing market or evolving customer demands, and costs required to be incurred to react to dynamic market conditions, could harm our business, financial condition, results of operations and prospects.
The growth of our online betting and gaming business will depend on expansion of online betting and gaming into new jurisdictions and our ability to obtain required licenses.
Our ability to achieve growth in our online betting and gaming business will depend, in large part, upon expansion of online betting and gaming into new jurisdictions, the terms of regulations relating to online betting and gaming and our ability to obtain required licenses. Following the 2018 decision of the U.S. Supreme Court to overturn the federal ban on sports betting, a number of jurisdictions have legalized sports betting and online gaming and we expect that additional jurisdictions may do so in the future. Our ability to further expand our sports betting and online operations is dependent on the adoption of regulations permitting such activities. However, the expansion of betting and online gaming in new jurisdictions is dependent on a number of factors that are beyond our control and there can be no assurances of when, or if, such regulations will be adopted or the terms of such regulations, including restrictions, tax rates and license fees and availability of such licenses to casino owners exclusively or at all.
Our online business model depends upon the continued compatibility between our apps and the major mobile operating systems and upon third-party platforms for the distribution of our product offerings, which depend on factors beyond our control such as the design of third-party operating systems and continued access to our apps on third-party distribution platforms like the Apple App Store.
We are dependent on the interoperability of our technology with popular mobile operating systems, technologies, networks and standards as our users access our online betting and gaming product offerings primarily on mobile devices, and we believe that this will continue to be increasingly important to our long-term success. As a result, our business model depends upon the continued compatibility between our app and the major mobile operating systems, such as the Android and iOS operating systems, and we rely upon third-party platforms for distribution of our product offerings. We do not have formal or informal relationships with parties that control design of mobile devices and operating systems and there is no guarantee that popular mobile devices will start or continue to support or feature our product offerings. Any changes, bugs, technical or regulatory issues in such operating systems, our relationships with mobile manufacturers and carriers, or in their terms of service or policies that degrade our offerings’ functionality, reduce or eliminate our ability to distribute our offerings, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges related to delivering our offerings, could adversely affect our product usage and monetization on mobile devices. In addition, if any of the third-party platforms used for distribution of our product offerings were to limit or disable the availability of our app or advertising on their platforms, our ability to generate revenue could be harmed. These changes could materially impact the way we do business, and if we are unable to adjust to those changes quickly and effectively, there could be an adverse effect on our business, financial condition, results of operations and prospects.
Our technology contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our offerings.
Our technology contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our technology.

Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.
In addition, time to time there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or be required to seek costly licenses from third parties to continue providing our products on terms that are not economically feasible, to re-engineer our technology, to discontinue or delay the provision of our offerings, any of which could adversely affect our business, financial condition, results of operations and prospects.
Participation in the sports betting industry exposes us to trading, liability management and pricing risks. We may experience lower than expected profitability and potentially significant losses as a result of a failure to accurately determine odds.
Our fixed-odds betting products involve betting where winnings are paid on the basis of the amounts wagered and the odds quoted. Odds are determined with the objective of providing an average return to the bookmaker over a large number of events. However, there can be significant variation in gross win percentage event-by-event and day-by-day. We have systems and controls that seek to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in reducing our exposure to this risk. As a result we may experience (and we have from time to time experienced) significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes. Any significant losses on a gross-win basis could have a material adverse effect on our business, financial condition and results of operations.
In addition, the odds that we offer in our sportsbook operations may occasionally contain an obvious error. Examples of such errors are inverted lines between teams, or odds that are significantly different from the true odds of the outcome in a way that all reasonable persons would agree is an error. If regulatory restrictions do not permit us to void or re-setting odds to correct odds on bets associated with large obvious errors in odds making, we could be subject to covering significant liabilities.
We rely on licenses to use the intellectual property rights of third parties which are incorporated into our products and services. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings.
We rely on products, technologies and intellectual property that we license from third parties, for use in our business-to-business and business-to-consumers offerings. Certain of our offerings and services use intellectual property licensed from third parties and we expect that our future products will require the use of third-party intellectual property. The future success of our business may depend, in part, on our ability to obtain, retain and/or expand licenses for popular technologies and games in a competitive market. We cannot assure that third-party licenses that may be necessary or desirable for the operation of our products, or support for such licensed products and technologies, will be available to us on commercially reasonable terms, if at all. If we are unable to renew and/or expand existing licenses or obtain new licenses, including as a result of reluctance of third parties to subject themselves to regulatory review that may be required to operate as our supplier, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property, which could adversely impact our business, results of operations and prospects.
We cannot be sure that we will be able to dispose of the William Hill non-US operations on terms and conditions that are satisfactory to us or at all.
We previously announced our intention to sell the William Hill non-U.S. operations, which have been classified in our financial statements as assets held for sale, and to apply the proceeds of such sale to repay amounts outstanding under the Bridge Credit Agreement. We cannot be certain that we will be able to enter into agreements to sell such assets and operations on terms that are satisfactory to us, or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Composite Certificate of Incorporation of Caesars Entertainment, Inc.	Filed herewith.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company	Previously filed on Form 8-K filed on June 18, 2021.

3.3	Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on July 21, 2020.

4.1	Trust Deed dated as of May 1, 2019, by and between William Hill PLC, William Hill Organization Limited, WHG (International) Limited and The Law Debenture Trust Corporation p.l.c. as trustee.	Previously filed on Form 8-K filed on April 26, 2021.

4.2
Trust Deed dated as of May 27, 2016, by and between William Hill PLC, William Hill Organization Limited, WHG (International) Limited, William Hill Australia Holdings PTY Limited and The Law Debenture Trust Corporation p.l.c. as trustee.
Previously filed on Form 8-K filed on April 26, 2021.

10.1
Credit Agreement, dated as of April 22, 2021, by and among Caesars Cayman Finance Limited, the lenders party thereto from time to time and Deutsche Bank AG, London Branch, as administrative agent and collateral agent.*
Previously filed on Form 8-K filed on April 26, 2021.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

99.1	Financial Information of Caesars Resort Collection, LLC	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

*	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Caesars agrees to furnish supplementally a copy of any omitted attachments to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

Date: August 3, 2021	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2021	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)