Form 10-Q
period 2021-09-30
Caesars Entertainment, Inc.
filed 2021-11-05
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of October 29, 2021 was 213,774,052.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,072	$1,776
Restricted cash and investments	302	2,021
Accounts receivable, net	438	342
Due from affiliates	—	44
Inventories	45	44
Prepayments and other current assets	256	253
Assets held for sale ($0 and $130 attributable to our VIEs)	3,812	1,583
Total current assets	5,925	6,063
Investment in and advances to unconsolidated affiliates	203	173
Property and equipment, net	14,529	14,735
Gaming rights and other intangibles, net	5,253	4,283
Goodwill	10,967	9,864
Other assets, net	2,085	1,267
Total assets	$38,962	$36,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$340	$167
Accrued interest	216	229
Accrued other liabilities	1,686	1,263
Current portion of long-term debt	70	67
Liabilities related to assets held for sale ($0 and $130 attributable to our VIEs)	2,666	787
Total current liabilities	4,978	2,513
Long-term financing obligation	12,411	12,295
Long-term debt	14,453	14,073
Deferred income taxes	1,197	1,166
Other long-term liabilities	970	1,304
Total liabilities	34,009	31,351
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Caesars stockholders’ equity	4,890	5,016
Noncontrolling interests	63	18
Total stockholders’ equity	4,953	5,034
Total liabilities and stockholders’ equity	$38,962	$36,385
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
REVENUES:
Casino and pari-mutuel commissions	$1,510	$981	$4,308	$1,422
Food and beverage	347	127	797	190
Hotel	511	200	1,122	257
Other	317	135	752	174
Net revenues	2,685	1,443	6,979	2,043
EXPENSES:
Casino and pari-mutuel commissions	830	493	2,111	717
Food and beverage	210	92	484	154
Hotel	130	63	317	91
Other	114	53	262	63
General and administrative	486	338	1,284	503
Corporate	86	90	228	120
Impairment charges	—	—	—	161
Depreciation and amortization	276	225	842	324
Transaction costs and other operating costs	21	220	113	243
Total operating expenses	2,153	1,574	5,641	2,376
Operating income (loss)	532	(131)	1,338	(333)
OTHER EXPENSE:
Interest expense, net	(579)	(485)	(1,734)	(620)
Loss on extinguishment of debt	(117)	(173)	(140)	(173)
Other income (loss)	(153)	9	(176)	(1)
Total other expense	(849)	(649)	(2,050)	(794)
Loss from continuing operations before income taxes	(317)	(780)	(712)	(1,127)
Benefit (provision) for income taxes	90	(138)	167	(67)
Net loss from continuing operations, net of income taxes	(227)	(918)	(545)	(1,194)
Discontinued operations, net of income taxes	(4)	(7)	(38)	(7)
Net loss	(231)	(925)	(583)	(1,201)
Net income attributable to noncontrolling interests	(2)	(1)	(2)	(1)
Net loss attributable to Caesars	$(233)	$(926)	$(585)	$(1,202)

Net loss per share - basic and diluted:
Basic loss per share from continuing operations	$(1.08)	$(6.04)	$(2.60)	$(11.49)
Basic loss per share from discontinued operations	(0.02)	(0.05)	(0.18)	(0.07)
Basic loss per share	$(1.10)	$(6.09)	$(2.78)	$(11.56)
Diluted loss per share from continuing operations	$(1.08)	$(6.04)	$(2.60)	$(11.49)
Diluted loss per share from discontinued operations	(0.02)	(0.05)	(0.18)	(0.07)
Diluted loss per share	$(1.10)	$(6.09)	$(2.78)	$(11.56)
Weighted average basic shares outstanding	214	152	211	104
Weighted average diluted shares outstanding	214	152	211	104
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net loss	$(231)	$(925)	$(583)	$(1,201)
Foreign currency translation adjustments	(33)	1	(44)	1
Change in fair market value of interest rate swaps, net of tax	11	14	33	14
Other	(3)	—	(1)	—
Other comprehensive income (loss), net of tax	(25)	15	(12)	15
Comprehensive loss	(256)	(910)	(595)	(1,186)
Comprehensive income attributable to noncontrolling interests	(2)	(1)	(2)	(1)
Comprehensive loss attributable to Caesars	$(258)	$(911)	$(597)	$(1,187)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Common Stock					Treasury Stock
(In millions)	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Amount	Non controlling Interests	Total Stockholders’ Equity
Balance, December 31, 2020	208	$—	$6,382	$(1,391)	$34	$(9)	$18	$5,034
Issuance of restricted stock units	—	—	23	—	—	—	—	23
Net loss	—	—	—	(423)	—	—	(1)	(424)
Other comprehensive income, net of tax	—	—	—	—	11	—	—	11
Shares withheld related to net share settlement of stock awards	—	—	(14)	—	—	—	—	(14)
Balance, March 31, 2021	208	—	6,391	(1,814)	45	(9)	17	4,630
Issuance of restricted stock units	—	—	21	—	—	—	—	21
Issuance of common stock, net	5	—	454	—	—	(14)	—	440
Net income	—	—	—	71	—	—	1	72
Other comprehensive income, net of tax	—	—	—	—	2	—	—	2
Shares withheld related to net share settlement of stock awards	—	—	(13)	—	—	—	—	(13)
Acquired noncontrolling interests	—	—	—	—	—	—	10	10
Balance, June 30, 2021	213	—	6,853	(1,743)	47	(23)	28	5,162
Issuance of restricted stock units	1	—	20	—	—	—	—	20
Net income (loss)	—	—	—	(233)	—	—	2	(231)
Other comprehensive loss, net of tax	—	—	—	—	(25)	—	—	(25)
Shares withheld related to net share settlement of stock awards	—	—	(6)	—	—	—	—	(6)
Acquired noncontrolling interests	—	—	—	—	—	—	33	33
Balance, September 30, 2021	214	$—	$6,867	$(1,976)	$22	$(23)	$63	$4,953

	Caesars Stockholders’ Equity
	Common Stock					Treasury Stock
(In millions)	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Amount	Non controlling Interests	Total Stockholders’ Equity
Balance, December 31, 2019	78	$—	$760	$366	$—	$(9)	$—	$1,117
Issuance of restricted stock units	—	—	6	—	—	—	—	6
Net loss	—	—	—	(176)	—	—	—	(176)
Shares withheld related to net share settlement of stock awards	—	—	(7)	—	—	—	—	(7)
Balance, March 31, 2020	78	—	759	190	—	(9)	—	940
Issuance of restricted stock units	—	—	4	—	—	—	—	4
Issuance of common stock	21	—	772	—	—	—	—	772
Net loss	—	—	—	(100)	—	—	—	(100)
Balance, June 30, 2020	99	—	1,535	90	—	(9)	—	1,616
Issuance of restricted stock units	1	—	37	—	—	—	—	37
Issuance of common stock, net	7	—	235	—	—	—	—	235
Net income (loss)	—	—	—	(926)	—	—	1	(925)
Shares issued to Former Caesars shareholders	62	—	2,381	—	—	—	—	2,381
Former Caesars replacement awards	—	—	24	—	—	—	—	24
Other comprehensive income, net of tax	—	—	—	—	15	—	—	15
Shares withheld related to net share settlement of stock awards	—	—	1	—	—	—	—	1
Acquired noncontrolling interests	—	—	(18)	—	—	—	18	—
Other	—	—	5	—	—	—	—	5
Balance, September 30, 2020	169	$—	$4,200	$(836)	$15	$(9)	$19	$3,389
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$974	$(203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(313)	(95)
Former Caesars acquisition, net of cash acquired	—	(6,357)
Acquisition of William Hill, net of cash acquired	(1,551)	—
Purchase of additional interest in Horseshoe Baltimore, net of cash consolidated	(5)	—
Acquisition of gaming rights and trademarks	(282)	(20)
Proceeds from sale of businesses, property and equipment, net of cash sold	709	231
Proceeds from the sale of investments	206	—
Proceeds from insurance related to property damage	44	—
Investments in unconsolidated affiliates	(39)	(1)
Net cash used in investing activities	(1,231)	(6,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	1,308	9,765
Repayments of long-term debt and revolving credit facilities	(1,125)	(2,826)
Cash paid to settle convertible notes	(367)	(574)
Proceeds from sale-leaseback financing arrangement	—	3,219
Financing obligation payments	—	(49)
Debt issuance and extinguishment costs	(42)	(356)
Proceeds from issuance of common stock	—	772
Taxes paid related to net share settlement of equity awards	(33)	(8)
Net cash provided by (used in) financing activities	(259)	9,943

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	(55)	3
Cash flows from investing activities	(1,453)	(3)
Cash flows from financing activities	591	—
Net cash used in discontinued operations	(917)	—

Change in cash, cash equivalents and restricted cash classified as assets held for sale	10	—
Effect of foreign currency exchange rates on cash	31	—
Increase (decrease) in cash, cash equivalents and restricted cash	(1,392)	3,498
Cash, cash equivalents and restricted cash, beginning of period	4,280	217
Cash, cash equivalents and restricted cash, end of period	$2,888	$3,715

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$1,072	$1,051
Restricted cash included in restricted cash and investments	302	2,251
Restricted and escrow cash included in other assets, net	1,166	413
Cash and cash equivalents and restricted cash - discontinued operations	348	—
Total cash, cash equivalents and restricted cash	$2,888	$3,715

	Nine Months Ended September 30,
(In millions)	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,528	$373
Income taxes paid (refunded), net	(6)	19
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	72	117
Exchange for sale-leaseback financing obligation	—	246
Convertible notes settled with shares	440	235
Land contributed to joint venture	61	—
Shares issued to Former Caesars shareholders	—	2,381
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
The Company is a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. The Company partnered with MGM Resorts International to build Silver Legacy Resort Casino in Reno, Nevada in 1993 and, beginning in 2005, grew through a series of acquisitions, including the acquisition of Eldorado Resort Casino Shreveport (“Eldorado Shreveport”) in 2005, MTR Gaming Group, Inc. in 2014, Circus Circus Reno and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International in 2015, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Grand Victoria Casino and Tropicana Entertainment, Inc. in 2018. On July 20, 2020, the Company completed the merger with Caesars Entertainment Corporation (“Former Caesars”) pursuant to which Former Caesars became a wholly-owned subsidiary of the Company (the “Merger”).
On April 22, 2021, the Company completed the acquisition of William Hill PLC for £2.9 billion, or approximately $3.9 billion (the “William Hill Acquisition”). See below for further discussion of the William Hill Acquisition.
The Company owns, leases, brands or manages an aggregate of 53 domestic properties in 16 states with approximately 56,000 slot machines, video lottery terminals and e-tables, approximately 2,900 table games and approximately 46,500 hotel rooms as of September 30, 2021. The Company operates and conducts sports wagering across 18 states plus the District of Columbia, 14 of which are mobile for sports betting, and operates regulated online real money gaming businesses in five states. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Upon completion of our previously announced sales, or expected sales, of certain gaming properties, we expect to continue to own, lease, brand or manage 51 properties. The Company’s primary source of revenue is generated by our casino properties’ gaming operations, as well as online gaming, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to its properties.
The Company previously entered into several agreements to divest of certain properties and other assets, including non-core properties and divestitures required by regulatory agencies. See Note 3 for a discussion of properties recently sold or currently held for sale and Note 15 for segment information.
Harrah’s Louisiana Downs met held for sale criteria as of the date of the closing of the Merger. Additionally, as described below, William Hill non-U.S. operations met held for sale criteria as of the date of the closing of the William Hill Acquisition. These properties are appropriately classified as discontinued operations.
On August 26, 2021, the Company increased its ownership interest in CBAC Borrower, LLC (“Horseshoe Baltimore”), a property which it also manages, to approximately 75.8%. Caesars was subsequently determined to have a controlling financial interest in Horseshoe Baltimore and we began to consolidate the results of operations of the property following our change in ownership. See Note 2. Our previously held investment was remeasured as of the date of our change in ownership and the Company recognized a gain of $40 million during the nine months ended September 30, 2021. Management fees received prior to the consolidation event have been presented within our Managed and Branded segment. Following the increase in ownership, the operations of Horseshoe Baltimore are presented within the Regional segment.
William Hill Acquisition
On September 30, 2020, the Company announced that it had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which the Company would acquire the entire issued and to be issued share capital

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction. On April 20, 2021, a UK Court sanctioned the proposed acquisition and on April 22, 2021, the Company completed the acquisition of William Hill PLC for £2.9 billion, or approximately $3.9 billion. See Note 2.
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company (the “Bridge Facility Borrower”) entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing (as defined below). The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, we repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. Outstanding borrowings under the Bridge Credit Agreement are expected to be repaid upon the sale of William Hill’s non-U.S. operations including the UK and international online divisions and the retail betting shops (collectively, “William Hill International”), all of which are held for sale and related activity is reflected within discontinued operations. Certain investments acquired have been excluded from the held for sale asset group. See Note 7 for investments in which the Company elected to apply the fair value option.
On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. After repayment of the outstanding debt under the Bridge Credit Agreement, described above, and other working capital adjustments, the Company expects to receive approximately £835 million, or $1.2 billion. The sale is subject to satisfaction of customary conditions, including receipt of the approval of shareholders of 888 Holdings Plc and regulatory approvals, and is expected to close in the first quarter of 2022. See Note 3.
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the current period presentation. In June 2021, the Indiana Gaming Commission amended its order that previously required the Company to sell a third casino asset in the state. As a result, Caesars will not be required to sell Horseshoe Hammond and Horseshoe Hammond no longer meets the held for sale criteria. The assets and liabilities held for sale have been reclassified as held and used for all periods presented measured at the lower of the carrying amount, adjusted for depreciation and amortization that would have been recognized had the assets been continuously classified as held and used, and the fair value at the date of the amended ruling. Additionally, amounts previously presented in discontinued operations have been reclassified into continuing operations for all periods presented.
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
The William Hill Acquisition and rebranding of our interactive business (formerly, Caesars Interactive Entertainment “CIE” and now, inclusive of William Hill US, “Caesars Digital”) expands our access to conduct sports wagering and real online money gaming operations. As a result, the Company has made a change to the composition of its reportable segments. The Las Vegas and Regional segments are substantially unchanged, while the former Managed, International and CIE reportable segment has been recast for all periods presented into two segments: Caesars Digital and Managed and Branded. As a result of the sale of Caesars Entertainment UK, including the interest in Emerald Resort & Casino (together, “Caesars UK Group”) and the announced sale of William Hill International, international operations are classified as discontinued operations. See Note 15 for a listing of properties included in each segment and the determination of our segments.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The presentation of financial information herein for the periods after the Company’s acquisitions of Former Caesars on July 20, 2020, William Hill on April 22, 2021 and the acquisition of an additional interest in Horseshoe Baltimore on August 26, 2021 is not fully comparable to the periods prior to the respective acquisitions. In addition, the presentation of financial information herein for the periods after the Company’s sales of various properties is not fully comparable to the periods prior to their respective sale dates. See Note 2 for further discussion of the acquisitions and related transactions and Note 3 for properties recently sold or currently held for sale.
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
Developments Related to COVID-19
In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and spread throughout much of the world, including the U.S. All of the Company’s casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of COVID-19. As of September 30, 2021, the Company has resumed operations at all of its properties, to the extent permitted by regulations governing the applicable jurisdiction, with the exception of Lake Charles which was severely damaged by Hurricane Laura (see Note 8). During the nine months ended September 30, 2021, most of our properties have experienced positive trends as restrictions on maximum capacities and amenities available have been eased.
The Company continued to pay its full-time employees through April 10, 2020, including tips and tokens. Effective April 11, 2020, the Company furloughed approximately 90% of its employees, implemented salary reductions and committed to continue to provide benefits to its employees through their furloughed period. The Company has emphasized a focus on labor efficiencies as the Company’s workforce returns and operations resume in compliance with governmental or tribal orders, directives, and guidelines.
The COVID-19 public health emergency had a material adverse effect on the Company’s business, financial condition and results of operations for comparative periods in 2020, including the three and nine months ended September 30, 2020 which continued into the first quarter of 2021. The effects of COVID-19 resulted in a triggering event in the prior year and the Company recognized impairment charges of $116 million related to goodwill and trade names during the nine months ended September 30, 2020. On March 19, 2021, the Company filed a lawsuit against its insurance carriers for losses attributed to the COVID-19 public health emergency. See Note 8.
The Company has experienced positive operating trends thus far in 2021, with a continued focus on operational efficiencies which have resulted in net income, Adjusted EBITDA and Adjusted EBITDA margin exceeding pre-pandemic levels experienced in 2019 within our Las Vegas and Regional segments. However, certain revenue streams continue to be negatively

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
impacted, including convention and entertainment revenues, and have yet to reach pre-pandemic levels as compared to 2019. The extent of the ongoing and future effects of the COVID-19 public health emergency on the Company’s business and the casino resort industry generally is uncertain. The extent and duration of the negative impact of the COVID-19 public health emergency will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak or new variants, restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders, international and domestic travel restrictions or additional restrictions in response to continued developments with the COVID-19 public health emergency, the Company’s ability to adapt to evolving operating procedures and maintain adequate staffing in response to increased customer demand, the impact on consumer demand and discretionary spending, the efficacy and acceptance of vaccines, and the Company’s ability to adjust its cost structures for the duration of any such interruption of its operations.
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification.
Effective January 1, 2021, we adopted Accounting Standards Updates (“ASU”) 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General, which did not have a material effect on our financial statements.
The following ASUs were not implemented as of September 30, 2021:
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
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging. This update amends guidance on convertible instruments and the guidance on derivative scope exception for contracts in an entity’s own equity. The amendments for convertible instruments reduce the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, the amendments provide guidance on instruments that will continue to be subject to separation models and improves disclosure for convertible instruments and guidance for earnings per share. Furthermore, the update amends guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. These amendments should be applied on either a modified retrospective basis or a fully retrospective basis. As of September 30, 2021, all outstanding 5% Convertible Notes have been converted. The adoption of this standard is not expected to have a material impact on the Company’s Financial Statements.
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

____________________
(a)Former Caesars common stock was converted into the right to receive approximately 0.3085 shares of the Company’s Common Stock, with a value equal to approximately $12.41 in cash (based on the volume weighted average price per share of the Company’s Common Stock for the ten trading days ending on July 16, 2020).
Final Purchase Price Allocation
The fair values are based on management’s analysis including work performed by a third-party valuation specialist, which were finalized over the one-year measurement period. The following table summarizes the allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Former Caesars, with the excess recorded as goodwill as of September 30, 2021:

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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
The Company recognized acquisition-related transaction costs of $6 million and $107 million for the three months ended September 30, 2021 and 2020, respectively, and $21 million and $129 million for the nine months ended September 30, 2021 and 2020, respectively, in connection with the Merger. Transaction costs were associated with legal, IT costs, internal labor and professional services and were recorded in Transaction costs and other operating costs in our Statements of Operations.
For the period of January 1, 2021 through September 30, 2021, the properties of Former Caesars generated net revenues of $5.3 billion, excluding discontinued operations, and a net loss of $411 million.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of Former Caesars as if it had occurred on January 1, 2020. The pro forma amounts include the historical operating results of the Company and Former Caesars prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include adjustments and consequential tax effects to reflect incremental depreciation and amortization expense to be incurred based on preliminary fair values of the identifiable property and equipment and intangible assets acquired, the incremental interest expense associated with the issuance of debt to finance the acquisition and the adjustments to exclude acquisition related costs incurred during the three and nine months ended September 30, 2020 as if incurred in the first quarter of 2020. The unaudited pro forma financial information is not necessarily indicative of the financial results that would have occurred had the Merger been consummated as of the dates indicated, nor is it indicative of any future results. In addition, the

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
unaudited pro forma financial information does not reflect the expected realization of any synergies or cost savings associated with the Merger.

(In millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net revenues	$1,639	$4,145
Net loss	(989)	(2,266)
Net loss attributable to Caesars	(927)	(2,200)
Acquisition of William Hill
On April 22, 2021, we completed the previously announced acquisition of William Hill PLC for cash consideration of approximately £2.9 billion, or approximately $3.9 billion, based on the GBP to USD exchange rate on the closing date.
Prior to the acquisition, William Hill PLC’s U.S. subsidiary, William Hill U.S. Holdco (“William Hill US” and together with William Hill PLC, “William Hill”) operated 37 sportsbooks at our properties in eight states. Following the William Hill Acquisition, we conduct sports wagering in 18 states across the U.S. plus the District of Columbia. Additionally, we operate regulated online real money gaming businesses in five states and continue to leverage the World Series of Poker (“WSOP”) brand, and license the WSOP trademarks for a variety of products and services. Extensive usage of digital platforms, continued legalization in additional states, and growing bettor demand are driving the market for online sports betting platforms in the U.S. and the William Hill Acquisition positioned us to address this growing market. On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. The sale is subject to satisfaction of customary conditions, including receipt of the approval of shareholders and regulatory approvals, and is expected to close in the first quarter of 2022.
The Company previously held an equity interest in William Hill PLC and William Hill US (see Note 4). Accordingly, the acquisition is accounted for as a business combination achieved in stages, or a “step acquisition.”
As mentioned above, the total purchase consideration for William Hill was approximately $3.9 billion. The estimated purchase consideration in the acquisition was determined with reference to its acquisition date fair value.

(In millions)	Consideration
Cash for outstanding William Hill common stock (a)	$3,909
Fair value of William Hill equity awards	30
Settlement of preexisting relationships (net of receivable/payable)	7
Settlement of preexisting relationships (net of previously held equity investment and off-market settlement)	(34)
Total purchase consideration	$3,912
____________________
(a)William Hill common stock of approximately 1.0 billion shares as of the acquisition date was paid at £2.72 per share, or approximately $3.77 per share using the GBP to USD exchange rate on the acquisition date.
Preliminary Purchase Price Allocation
The purchase price allocation for William Hill is preliminary as it relates to determining the fair value of certain assets and liabilities, including goodwill, and is subject to change. The fair values are based on management’s analysis including preliminary work performed by third-party valuation specialists, which are subject to finalization over the one-year measurement period. The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of William Hill, with the excess recorded as goodwill as of September 30, 2021:

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(In millions)	Fair Value
Other current assets	$160
Assets held for sale	4,375
Property and equipment, net	55
Goodwill	1,102
Intangible assets (a)	565
Other noncurrent assets	307
Total assets	$6,564

Other current liabilities	$249
Liabilities related to assets held for sale (b)	2,130
Deferred income taxes	228
Other noncurrent liabilities	35
Total liabilities	2,642
Noncontrolling interests	10
Net assets acquired	$3,912
____________________
(a)Intangible assets consist of gaming rights valued at $80 million, trademarks valued at $27 million, developed technology valued at $110 million, reacquired rights valued at $280 million and user relationships valued at $68 million.
(b)Includes debt of $1.1 billion related to William Hill International at the acquisition date.
The Company entered into an agreement on September 8, 2021 to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. The assets and liabilities held for sale noted above are substantially all related to William Hill International. As noted above, the purchase price allocation was subject to a measurement period and, due to the agreement with 888 Holdings Plc, the estimates of fair values as of September 30, 2021 have been revised. Total purchase consideration decreased by $54 million related to the value of the preexisting relationships, specifically our previously held equity investment and off-market contract settlement. Additionally, the estimated fair value of the assets and liabilities held for sale at the time of the William Hill Acquisition have been adjusted to reflect the sale price with 888 Holdings Plc. The net impact of the changes was a decrease of $3 million in other current assets, a $521 million increase to assets held for sale, a $271 million decrease to goodwill, a $131 million decrease to intangible assets, a $27 million increase to liabilities held for sale, and a $143 million increase to deferred income taxes. The effect of these revisions resulted in a change in the estimated value of our previously held investment in William Hill US and we recorded a $54 million loss during the quarter, for a total loss of $75 million during the nine months ended September 30, 2021, which is included in Other income (loss) on the Statement of Operations.
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
Trade receivables and payables and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the William Hill acquisition date. Assets and liabilities held for sale substantially represent William Hill International which has been initially valued using a combination of approaches including a market approach based on valuation multiples and EBITDA, the relief from royalty method and the replacement cost method. In addition to the approaches described, our estimates have been updated to reflect the sale price of William Hill International in the proposed sale to 888 Holdings Plc, described above.
The acquired net assets of William Hill included certain investments in common stock. Investments with a publicly available share price were valued using the share price on the acquisition date. Investments without publicly available share data were valued at their carrying value, which approximated fair value.
Other personal property assets such as furniture, equipment, computer hardware, and fixtures were valued using a cost approach which determined that the carrying values represented fair value of those items at the William Hill acquisition date.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
The Company recognized acquisition-related transaction costs of $5 million and $60 million for the three and nine months ended September 30, 2021, respectively, excluding additional transaction costs associated with sale of William Hill International. These costs were associated with legal and professional services and were recorded in Transaction costs and other operating costs in our Statements of Operations.
For the period of April 22, 2021 through September 30, 2021, the operations of William Hill generated net revenues of $104 million, excluding discontinued operations (see Note 3), and a net loss of $205 million.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the William Hill Acquisition as if it had occurred on January 1, 2020. The pro forma amounts include the historical operating results of the Company and William Hill prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include adjustments and consequential tax effects to reflect incremental amortization expense to be incurred based on preliminary fair values of the identifiable intangible assets acquired, eliminate gains and losses related to certain investments and adjustments to the timing of acquisition related costs and expenses incurred during the three and nine months ended September 30, 2021 and to recognize these costs during the nine months ended September 30, 2020. The unaudited pro forma financial information is not necessarily indicative of the financial results that would have occurred had the William Hill Acquisition been consummated as of the dates indicated, nor is it indicative of any future results. The unaudited pro forma financial information does not include the operations of William Hill International as such operations were expected to be divested upon the acquisition date.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net revenues	$2,685	$1,484	$7,106	$2,131
Net loss	(155)	(980)	(427)	(1,473)
Net loss attributable to Caesars	(157)	(981)	(429)	(1,474)
Consolidation of Horseshoe Baltimore
On August 26, 2021, the Company increased its ownership interest in Horseshoe Baltimore, a property which it also manages, to approximately 75.8% for cash consideration of $55 million. Subsequent to the change in ownership, the Company was determined to have a controlling financial interest and has begun to consolidate the operations of Horseshoe Baltimore.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Prior to the purchase, the Company held an interest in Horseshoe Baltimore of approximately 44.3% which was accounted for as an equity method investment. Our previously held investment was remeasured as of the date of our change in ownership and the Company recorded a gain of approximately $40 million, which was recorded in Other income (loss) on the Statement of Operations.

(In millions)	Consideration
Cash for additional ownership interest	$55
Preexisting relationships (net of receivable/payable)	18
Preexisting relationships (previously held equity investment)	81
Total purchase consideration	$154
Preliminary Purchase Price Allocation
The purchase price allocation for Horseshoe Baltimore is preliminary as it relates to determining the fair value of certain assets and liabilities, including potential goodwill, and is subject to change. The estimated fair values are based on management’s analysis, including preliminary work performed by a third-party valuation specialist, which is subject to finalization over the one-year measurement period. The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets and liabilities of Horseshoe Baltimore, with any potential excess recorded as goodwill as of September 30, 2021:

(In millions)	Fair Value
Current assets	$60
Property and equipment, net	215
Intangible assets (a)	241
Other noncurrent assets	136
Total assets	$652

Current liabilities	$26
Long-term debt	272
Other long-term liabilities	158
Total liabilities	456
Noncontrolling interests	42
Net assets acquired	$154
____________________
(a)Intangible assets consist of gaming rights valued at $232 million and customer relationships valued at $9 million.
The fair values of the assets acquired and liabilities assumed were determined using the market, income, and cost approaches, or a combination. Valuation methodologies under both a market and income approach used for the identifiable net assets acquired in the Horseshoe Baltimore acquisition make use of Level 3 inputs, such as expected cash flows and projected financial results. The market approach indicates value for a subject asset based on available market pricing for comparable assets.
Trade receivables and payables and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the Horseshoe Baltimore acquisition date.
Other personal property assets such as furniture, equipment, computer hardware, and fixtures were valued at the existing carrying values as they closely represented the estimated fair value of those items at the Horseshoe Baltimore acquisition date.
The right of use asset and operating lease liability related to a ground lease for the site on which Horseshoe Baltimore is located was recorded at carrying value, which approximates fair value.
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
The fair value of the gaming rights was determined using the excess earnings method, which is an income approach methodology that estimates the projected cash flows of the business attributable to the gaming license intangible asset, which is

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets. The acquired gaming rights are considered to have an indefinite life.
The fair value of long-term debt has been calculated based on market quotes.
For the period of August 26, 2021 through September 30, 2021, the operations of Horseshoe Baltimore generated net revenues of $18 million, and net income of $1 million.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the Horseshoe Baltimore consolidation as if it had occurred on January 1, 2020. The pro forma amounts included the historical operating results of the Company and Horseshoe Baltimore prior to the consolidation. The pro forma results include adjustments and consequential tax effects to reflect incremental amortization expense to be incurred based on preliminary fair values of the identifiable intangible assets acquired and adjustments to eliminate certain revenues and expenses which are considered intercompany activities. The unaudited pro forma financial information is not necessarily indicative of the financial results that would have occurred had the consolidation of Horseshoe Baltimore occurred as of the dates indicated, nor is it indicative of any future results. In addition, the unaudited pro forma financial information does not reflect the expected realization of any synergies or cost savings associated with the consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net revenues	$2,718	$1,495	$7,102	$2,148
Net loss	(265)	(924)	(611)	(1,219)
Net loss attributable to Caesars	(268)	(925)	(617)	(1,216)
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
Held for sale - Continuing operations
Baton Rouge
On December 1, 2020, the Company entered into a definitive agreement with CQ Holding Company, Inc. to sell the equity interests of Belle of Baton Rouge Casino & Hotel (“Baton Rouge”). The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals, and is expected to close in the fourth quarter of 2021. Baton Rouge met the requirements for presentation as assets held for sale as of September 30, 2021.
The assets and liabilities held for sale within continuing operations, accounted for at carrying value unless fair value is lower, were as follows as of September 30, 2021 and December 31, 2020:

	Baton Rouge
(In millions)	September 30, 2021	December 31, 2020
Assets:
Cash	$3	$2
Property and equipment, net	2	2
Other assets, net	1	1
Assets held for sale	$6	$5
Liabilities:
Current liabilities	$3	$2
Other long-term liabilities	1	1
Liabilities related to assets held for sale	$4	$3

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following information presents the net revenues and net loss of our held for sale property, with operations included in continuing operations, that has not been sold:

	Baton Rouge
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net revenues	$4	$4	$13	$12
Net loss	(2)	(4)	(3)	(17)
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
The following information presents the net revenues and net income (loss) of previously held for sale properties, which were recently sold:

	Nine Months Ended September 30, 2021
(In millions)	MontBleu	Evansville
Net revenues	$11	$58
Net income	4	26

	Three Months Ended September 30, 2020
(In millions)	Eldorado Shreveport	Kansas City	Vicksburg	MontBleu	Evansville
Net revenues	$21	$—	$—	$11	$31
Net income (loss)	7	1	—	(3)	1

	Nine Months Ended September 30, 2020
(In millions)	Eldorado Shreveport	Kansas City	Vicksburg	MontBleu	Evansville
Net revenues	$51	$18	$7	$23	$71
Net income (loss)	8	3	(1)	(43)	(7)

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
Held for sale - Discontinued operations
On the closing date of the Merger, Harrah’s Louisiana Downs, Caesars UK Group, which includes Emerald Resorts & Casino, and Caesars Southern Indiana met held for sale criteria. The operations of these properties are presented within discontinued operations.
On September 3, 2020, the Company and VICI Properties L.P., a Delaware limited partnership (“VICI”) entered into an agreement to sell the equity interests of Harrah’s Louisiana Downs to Rubico Acquisition Corp. for $22 million, subject to a customary working capital adjustment, which proceeds will be split between the Company and VICI. On November 1, 2021, the sale of Harrah’s Louisiana Downs was completed. The annual base rent payments under the Regional Master Lease between Caesars and VICI will remain unchanged.
On July 16, 2021, the Company completed the sale of Caesars UK Group, in which the buyer assumed all liabilities associated with the Caesars UK Group, and recorded an impairment of $14 million during the nine months ended September 30, 2021, within discontinued operations.
On December 24, 2020, the Company entered into an agreement to sell the equity interests of Caesars Southern Indiana to the Eastern Band of Cherokee Indians (“EBCI”) for $250 million, subject to customary purchase price adjustments. On September 3, 2021, the Company completed the sale of Caesars Southern Indiana, subject to a customary working capital adjustment, resulting in a gain of approximately $12 million. In connection with this transaction, the Company’s annual base rent payments to VICI Properties under the Regional Master Lease were reduced by $33 million. Additionally, the Company and EBCI extended their existing relationship by entering into a 10-year brand license agreement, with cancellation rights in exchange for a termination fee at the buyer’s discretion following the fifth anniversary of the agreement, for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. Caesars Southern Indiana was previously reported within the Regional segment and subsequent to the sale, as a result of the license agreement relating to the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana, is reported within the Managed and Branded segment.
At the time that the William Hill Acquisition was consummated, the Company’s intent was to divest William Hill International. Accordingly, the assets and liabilities of William Hill International are classified as held for sale with operations presented within discontinued operations. See Note 1 and Note 2.
The following information presents the net revenues and net income (loss) for the Company’s properties that are part of discontinued operations for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
(In millions)	Harrah’s Louisiana Downs	Caesars UK Group	Caesars Southern Indiana	William Hill International
Net revenues	$13	$—	$41	$454
Net income (loss)	3	(1)	18	(39)

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2021
(In millions)	Harrah’s Louisiana Downs	Caesars UK Group	Caesars Southern Indiana	William Hill International
Net revenues	$42	$30	$155	$797
Net income (loss)	12	(30)	27	(41)
The assets and liabilities held for sale as discontinued operations, accounted for at carrying value unless fair value was lower, were as follows as of September 30, 2021 and December 31, 2020:

September 30, 2021
(In millions)	Harrah’s Louisiana Downs
Assets:
Cash	$7
Property and equipment, net	10
Goodwill	3
Gaming licenses and other intangibles, net	5
Assets held for sale	$25
Liabilities:
Current liabilities	$6
Other long-term liabilities (a)	5
Liabilities related to assets held for sale	$11

	December 31, 2020
(In millions)	Harrah’s Louisiana Downs	Caesars UK Group	Caesars Southern Indiana
Assets:
Cash	$6	$32	$8
Property and equipment, net	11	75	418
Goodwill	3	3	136
Gaming licenses and other intangibles, net	5	28	23
Other assets, net	—	117	4
Assets held for sale	$25	$255	$589
Liabilities:
Current liabilities	$6	$73	$13
Other long-term liabilities (a)	6	120	332
Liabilities related to assets held for sale	$12	$193	$345
____________________
(a)As of September 30, 2021, we have included $5 million of deferred finance obligation as held for sale liabilities for Harrah’s Louisiana Downs and as of December 31, 2020, $336 million of deferred finance obligation was included as held for sale liabilities for Caesars Southern Indiana and Harrah’s Louisiana Downs. Deferred financing obligation represents our preliminary purchase price allocation of the liability which will be derecognized upon completion of the divestitures.
Not included in the above table are assets and liabilities held for sale of $3.8 billion and $2.7 billion, respectively, related to William Hill International. Liabilities held for sale include $612 million of debt related to the asset sale bridge facility and the revolving credit facility, which are expected to be repaid upon the sale of William Hill International, as described in Note 1. The Bridge Credit Agreement includes a financial covenant, of which the Company was in compliance as of September 30, 2021, requiring the Bridge Facility Borrower to maintain a maximum total net leverage ratio of 10.50 to 1.00. The borrowings under the Bridge Credit Agreement are guaranteed by the Bridge Facility Borrower and its material wholly-owned subsidiaries (subject to exceptions), and are secured by a pledge of substantially all of the existing and future property and assets of the Bridge Facility Borrower and the guarantors (subject to exceptions). In addition, $1.1 billion of debt, at book value which approximates fair value, is held for sale related to two trust deeds assumed in the William Hill Acquisition. One trust deed relates to £350 million aggregate principal amount of 4.750% Senior Notes due 2026, and the other trust deed relates to £350 million aggregate principal amount of 4.875% Senior Notes due 2023. Each of the trust deeds contain a put option due to a change in control which allowed noteholders to require the Company to purchase the notes at 101% of the principal amount

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
with interest accrued. The put period expired on July 26, 2021, and approximately £1 million of debt was repurchased. No financial covenants were noted related to the two trust deeds assumed in the William Hill Acquisition.
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
NeoGames
The acquired net assets of William Hill included an investment in NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On September 16, 2021, the Company sold a portion of its shares of NeoGames common stock for $136 million which decreased Company’s ownership interest from 24.5% to approximately 8.4%. As of September 30, 2021, the Company held approximately 2 million shares of NeoGames common stock with a fair value of $79 million. The shares have a readily determinable fair value and, accordingly, the Company remeasures the investment based on the publicly available share price (Level 1). See Note 7. For the three and nine months ended September 30, 2021, the Company recorded a loss of approximately $158 million and $35 million, respectively, which is included within Other income (loss) on the Statements of Operations.
Pompano Joint Venture
In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. In June 2021, the joint venture issued a capital call and we contributed $3 million. The Company has made cash contributions totaling $4 million and has contributed land. On February 12, 2021, the Company contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million, and the Company has no further obligation to contribute additional real estate or cash as of September 30, 2021. We entered into a short-term lease agreement in February 2021, which we can cancel at any time, to lease back a portion of the land from the joint venture.
While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction costs and other operating costs on the Statements of Operations. As of September 30, 2021 and December 31, 2020, the Company’s investment in the joint venture is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
Note 5. Property and Equipment

(In millions)	September 30, 2021	December 31, 2020
Land and improvements	$2,124	$2,187
Buildings, riverboats, and leasehold improvements	12,329	12,059
Furniture, fixtures, and equipment	1,558	1,419
Construction in progress	293	118
Total property and equipment	16,304	15,783
Less: accumulated depreciation	(1,775)	(1,048)
Total property and equipment, net	$14,529	$14,735

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Our property and equipment are subject to various operating leases for which we are the lessor. We lease our property and equipment related to our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Depreciation expense	$237	$204	$746	$289
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
Changes in Carrying Value of Goodwill and Other Intangible Assets

		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
December 31, 2020	$501	$9,864	$3,782
Amortization	(96)	—	—
Acquired (a)	574	1,102	232
Acquisition of gaming rights and trademarks (b)	253	—	20
Other	—	1	(13)
September 30, 2021	$1,232	$10,967	$4,021
____________________
(a)Includes goodwill and intangible assets from the William Hill Acquisition and the consolidation of Horseshoe Baltimore. See Note 2 for further detail.
(b)Includes acquired royalty-free license of Planet Hollywood Trademark with an estimated useful life of 15 years and other gaming rights.
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	September 30, 2021				December 31, 2020
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$587	$(163)	$424	$510	$(92)	$418
Gaming rights and other	20 - 34 years	174	(5)	169	84	(1)	83
Trademarks	15 years	270	(8)	262	—	—	—
Reacquired rights	24 years	280	(5)	275	—	—	—
Technology	6 years	110	(8)	102	—	—	—
		$1,421	$(189)	1,232	$594	$(93)	501

Non-amortizing intangible assets
Trademarks				2,148			2,161
Gaming rights				1,350			1,098
Caesars Rewards				523			523
				4,021			3,782
Total amortizing and non-amortizing intangible assets, net				$5,253			$4,283

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Amortization expense with respect to intangible assets for the three months ended September 30, 2021 and 2020 totaled $39 million and $21 million, respectively, and for the nine months ended September 30, 2021 and 2020 totaled $96 million and $35 million, respectively, which is included in depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2021	Years Ended December 31,
(In millions)		2022	2023	2024	2025	2026
Estimated annual amortization expense	$37	$144	$139	$124	$117	$117
Note 7. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis: The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the Balance Sheets at September 30, 2021 and December 31, 2020:

	September 30, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash and investments	$1	$1	$—	$2
Marketable securities	88	8	—	96
Derivative instruments - FX forward	—	21	—	21
Total assets at fair value	$89	$30	$—	$119
Liabilities:
Derivative instruments - interest rate swaps	$—	$47	$—	$47
Total liabilities at fair value	$—	$47	$—	$47

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash and investments	$1	$3	$44	$48
Marketable securities	23	10	—	33
Derivative instruments - FX forward	—	40	—	40
Total assets at fair value	$24	$53	$44	$121
Liabilities:
Derivative instruments - 5% Convertible Notes	$—	$326	$—	$326
Derivative instruments - interest rate swaps	—	90	—	90
Total liabilities at fair value	$—	$416	$—	$416
The change in restricted cash and investments valued using Level 3 inputs for the nine months ended September 30, 2021 is as follows:

(In millions)	Level 3 Investments
Fair value of investment at December 31, 2020	$44
Change in fair value	7
Acquisition of William Hill	(51)
Fair value at September 30, 2021	$—
Restricted Cash and Investments
The estimated fair values of the Company’s restricted cash and investments are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2), or quoted prices available in active markets adjusted for time restrictions related to the sale of the investment (Level 3) and represent the amounts the Company would expect to receive if the Company sold the restricted cash and investments. Restricted cash classified as Level 1 includes cash equivalents held in short-term certificate of deposit accounts or money market type funds. Restricted cash that is not subject to remeasurement on a recurring basis is not included in the table above. Restricted investments included shares acquired in conjunction with the Company’s sports betting agreements that contained restrictions related to the ability to

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
liquidate shares within a specified timeframe. As a result of the William Hill Acquisition, no restricted investments are held as of September 30, 2021.
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s captive insurance subsidiary and investments acquired in the William Hill Acquisition (see Note 4). These investments also include collateral for several escrow and trust agreements with third-party beneficiaries. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1), quoted prices of identical assets in inactive markets, or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts the Company would expect to receive if the Company sold these marketable securities.
In November 2018, the Company entered into an agreement with The Stars Group Inc., which was subsequently acquired by Flutter Entertainment PLC (“Flutter”) to provide options to obtain access to a second skin for online sports wagering and third skin for real money online gaming and poker with respect to the Company’s properties in the U.S. Under the terms of the agreement, the Company received common shares, as a revenue share from certain operations of Flutter under the Company’s licenses. As of December 31, 2020, the fair value of shares held was $10 million, and was included in Prepayments and other current assets on the Balance Sheets. On July 7, 2021, the Company sold these shares for $9 million and recorded a realized loss of $1 million during the nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company recorded an unrealized gain of $5 million and $8 million, respectively. Gains and losses have been included in Other income (loss) on the Statements of Operations.
Derivative Instruments
The Company does not purchase or hold any derivative financial instruments for trading purposes.
5% Convertible Notes - Derivative Liability
On October 6, 2017, Former Caesars issued $1.1 billion aggregate principal amount of 5% Convertible Notes which contained a derivative liability. On June 29, 2021, all outstanding 5% Convertible Notes were converted as a result of our mandatory conversion. See Note 9 for further discussion. The derivative liability associated with the conversion feature no longer exists following the mandatory conversion.
Forward contracts
The Company has entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP and to fix the exchange rate for a portion of the funds used in the William Hill Acquisition, repayment of related debt and expected proceeds of the sale. On April 23, 2021, the Company entered into a foreign exchange forward contract to purchase £237 million at a contracted exchange rate, which was settled on June 11, 2021, resulting in a realized gain of $6 million, which was recorded in the Other income (loss) on the Statements of Operations. Similarly, the Company has entered into foreign exchange forward contracts to sell £717 million at a contracted exchange rate. These contracts are also to hedge the risk of fluctuations in the foreign exchange rates related to the expected proceeds from the sale of William Hill International. The forward term of the contracts ends on December 31, 2021 and March 31, 2022. The Company recorded an unrealized gain of $16 million and $20 million during the three and nine months ended September 30, 2021, respectively, related to forward contracts, which was recorded in the Other income (loss) on the Statements of Operations.
Interest Rate Swap Derivatives
We assumed Former Caesars interest rate swaps to manage the mix of assumed debt between fixed and variable rate instruments. As of September 30, 2021, we have seven interest rate swap agreements to fix the interest rate on $2.3 billion of variable rate debt related to the Caesars Resort Collection (“CRC”) Credit Agreement. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense at settlement. Changes in the variable interest rates to be received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The major terms of the interest rate swap agreements as of September 30, 2021 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of September 30, 2021	Maturity Date
1/1/2019	250	2.196%	0.0846%	12/31/2021
12/31//2018	250	2.274%	0.0846%	12/31/2022
1/1/2019	400	2.788%	0.0846%	12/31/2021
12/31//2018	200	2.828%	0.0846%	12/31/2022
1/1/2019	200	2.828%	0.0846%	12/31/2022
12/31//2018	600	2.739%	0.0846%	12/31/2022
1/2/2019	400	2.707%	0.0846%	12/31/2021
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
Financial Statement Effect
The effect of derivative instruments designated as hedging instruments on the Balance Sheets for amounts transferred into Accumulated other comprehensive income (loss) (“AOCI”) before tax was a gain of $15 million and $18 million during the three months ended September 30, 2021 and 2020, respectively, and a gain of $44 million and $18 million during the nine months ended September 30, 2021 and 2020, respectively. AOCI reclassified to Interest expense on the Statements of Operations was $15 million and $12 million for the three months ended September 30, 2021 and 2020, respectively, and $44 million and $12 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the interest rate swaps derivative liability of $47 million was recorded in Other long-term liabilities. Net settlement of these interest rate swaps results in the reclassification of deferred gains and losses within AOCI to be reclassified to the income statement as a component of interest expense as settlements occur. The estimated amount of existing gains or losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $39 million.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the periods through September 30, 2021 and 2020 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2019 (a)	$—	$—	$—	$—
Other comprehensive income before reclassifications	2	1	—	3
Amounts reclassified from accumulated other comprehensive income	12	—	—	12
Total other comprehensive income, net of tax	14	1	—	15
Balances as of September 30, 2020	$14	$1	$—	$15

Balances as of December 31, 2020	$26	$8	$—	$34
Other comprehensive loss before reclassifications	(2)	—	(1)	(3)
Amounts reclassified from accumulated other comprehensive income	14	—	—	14
Total other comprehensive income (loss), net of tax	12	—	(1)	11
Balances as of March 31, 2021	38	8	(1)	45
Other comprehensive income (loss) before reclassifications	(5)	(11)	3	(13)
Amounts reclassified from accumulated other comprehensive income	15	—	—	15
Total other comprehensive income (loss), net of tax	10	(11)	3	2
Balances as of June 30, 2021	48	(3)	2	47
Other comprehensive loss before reclassifications	(4)	(33)	(3)	(40)
Amounts reclassified from accumulated other comprehensive income	15	—	—	15
Total other comprehensive income (loss), net of tax	11	(33)	(3)	(25)
Balances as of September 30, 2021	$59	$(36)	$(1)	$22
____________________
(a)Prior to the Merger, there was no AOCI activity.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Atlantic City
As required by the New Jersey Gaming Control Board in connection with its approval of the Merger, we have funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash in Other assets, net. As of September 30, 2021, our restricted cash balance in the escrow account is $328 million for future capital expenditures in New Jersey.
Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports leagues and teams, sporting event facilities and sports television networks for tickets, suites, and advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Additionally, a selection of such partnerships provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of September 30, 2021, obligations related to these agreements were $866 million, which include obligations assumed in the William Hill Acquisition, with contracts extending through 2041. These obligations include leasing of event suites that are generally considered short term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are rendered in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. Our total estimated self-insurance liability as of September 30, 2021 and December 31, 2020 was $226 million and $223 million, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions, including those related to the COVID-19 public health emergency, utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.
Contingencies
Weather disruption - Lake Charles
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm severely damaging the Isle of Capri Casino Lake Charles. During the nine months ended September 30, 2021, the Company received insurance proceeds of approximately $44 million related to damaged fixed assets and remediation costs. The Company also recorded a gain of approximately $22 million as proceeds received for the cost to replace damaged property were in excess of the respective carrying value of the assets. The property will remain closed until the second half of 2022 when construction of a new land-based casino is expected to be complete.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 9. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2021				December 31, 2020
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CRC Revolving Credit Facility	2022	variable	$—	$—	$—
Baltimore Revolving Credit Facility	2022	variable	—	—	—
CRC Term Loan	2024	variable	4,524	4,176	4,133
Baltimore Term Loan	2024	variable	283	275	—
CEI Revolving Credit Facility	2025	variable	—	—	—
CRC Incremental Term Loan	2025	variable	1,782	1,705	1,707
CRC Senior Secured Notes	2025	5.75%	1,000	983	981
CEI Senior Secured Notes	2025	6.25%	3,400	3,343	3,333
Convention Center Mortgage Loan	2025	7.70%	400	399	397
Unsecured Debt
5% Convertible Notes	2024	5.00%	—	—	288
CRC Notes	2025	5.25%	811	728	1,499
CEI Senior Notes	2027	8.125%	1,724	1,696	1,768
Senior Notes	2029	4.625%	1,200	1,183	—
Special Improvement District Bonds	2037	4.30%	49	49	51
Long-term notes and other payables			2	2	2
Total debt			15,175	14,539	14,159
Current portion of long-term debt			(70)	(70)	(67)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(16)	(19)
Long-term debt			$15,105	$14,453	$14,073

Unamortized premiums, discounts and deferred finance charges				$652	$883
Fair value			$15,632

Annual Estimated Debt Service Requirements as of September 30, 2021
	Remaining	Years Ended December 31,
(In millions)	2021	2022	2023	2024	2025	Thereafter	Total
Annual maturities of long-term debt	$18	$70	$70	$4,714	$7,337	$2,966	$15,175
Estimated interest payments	90	810	790	820	580	520	3,610
Total debt service obligation (a)	$108	$880	$860	$5,534	$7,917	$3,486	$18,785
____________________
(a)Debt principal payments are estimated amounts based on contractual maturity and repayment dates. Interest payments are estimated based on the forward-looking LIBOR curve, where applicable, and include the estimated impact of the seven interest rate swap agreements related to our CRC Credit Facility (see Note 7). Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of September 30, 2021 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months. The Company may, from time to time, seek to repurchase its outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of September 30, 2021 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
Borrowings under the CRC Credit Agreement bear interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the CRC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be (a) with respect to the CRC Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan, (b) with respect to the CRC Incremental Term Loan, 4.50% per annum in the case of any LIBOR loan or 3.50% in the case of any base rate loan and (c) in the case of the CRC Revolving Credit Facility, 2.25% per annum in the case of any LIBOR loan and 1.25% per annum in the case of any base rate loan, subject in the case of the CRC Revolving Credit Facility to two 0.125% step-downs based on CRC’s senior secured leverage ratio (“SSLR”), the ratio of first lien senior secured net debt to adjusted earnings before interest, taxes, depreciation and amortization. The CRC Revolving Credit Facility is subject to a financial covenant discussed below. On September 21, 2021, CRC entered into a second amendment related to the CRC Incremental Term Loan to reduce the interest rate margins to 3.50% per annum in the case of any LIBOR loan or 2.50% per annum in the case of any base rate loan.
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
The Company had $1.0 billion of available borrowing capacity, after consideration of $70 million in outstanding letters of credit under CRC Revolving Credit Facility, as of September 30, 2021.
Baltimore Term Loan and Baltimore Revolving Credit Facility
As a result of the acquisition of an increased ownership interest in Horseshoe Baltimore, Horseshoe Baltimore’s outstanding indebtedness, including $284 million in the aggregate principal amount of a senior secured term loan facility (the “Baltimore Term Loan”) and amounts outstanding, if any, under Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”) has been consolidated in the Company’s financial statements. The Baltimore Term Loan matures in 2024 and is subject to a variable rate of interest calculated as LIBOR plus 4.00%. The Baltimore Revolver Credit Facility has borrowing capacity of up to $10 million available and matures in 2022, subject to a variable rate of interest calculated as LIBOR plus 6.00%. As of September 30, 2021, there was $10 million of available borrowing capacity under the Baltimore Revolving Credit Facility.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
The Company had $1.1 billion of available borrowing capacity, after consideration of $22 million in outstanding letters of credit and $48 million committed for regulatory purposes under the CEI Revolving Credit Facility, as of September 30, 2021.
CRC Senior Secured Notes due 2025
On July 6, 2020, the Company issued $1.0 billion in aggregate principal amount of 5.75% Senior Notes due 2025 pursuant to an indenture, dated July 6, 2020 (the “CRC Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. In connection with the consummation of the Merger, CRC assumed the rights and obligations under the CRC Senior Secured Notes and the indenture governing such notes. The CRC Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year.
CEI Senior Secured Notes due 2025
On July 6, 2020, the Escrow Issuer issued $3.4 billion in aggregate principal amount of 6.25% Senior Secured Notes due 2025 pursuant to an indenture dated July 6, 2020 (the “CEI Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. The Company assumed the rights and obligations under the CEI Senior Secured Notes and the indenture governing such notes on July 20, 2020. The CEI Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year.
Convention Center Mortgage Loan
On September 18, 2020, the Company entered into a loan agreement with VICI to borrow a 5-year, $400 million Forum Convention Center mortgage loan (the “Mortgage Loan”). The Mortgage Loan bears interest at a rate of, initially, 7.7% per annum, which escalates annually to a maximum interest rate of 8.3% per annum. Beginning October 1, 2021, the Mortgage Loan is subject to an interest rate of 7.854% for the next twelve months.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
CRC Notes
On October 16, 2017, CRC issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the “CRC Notes”). On September 24, 2021, $889 million in aggregate principal amount of the CRC Notes was repaid. The Company recognized a total of $106 million of loss on extinguishment of debt. The remaining $811 million in aggregate principal amount of the CRC Notes was redeemed on October 15, 2021 and the Company recognized approximately $93 million of loss on extinguishment of debt. The Company classified the cash used to repay the remaining aggregate principal balance as long-term restricted cash in Other assets, net as of September 30, 2021.
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The Company assumed the rights and obligations under the CEI Senior Notes and the indenture governing such notes on July 20, 2020. The CEI Secured Notes will mature on July 1, 2027, with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year. In September 2021, the Company began to repurchase CEI Senior Notes on the open market and, as of September 30, 2021, a total of $76 million in principal amount of CEI Senior Notes was purchased and the Company recognized a $10 million of loss on the early extinguishment of debt. The Company purchased an additional $24 million in aggregate principal amount of CEI Senior Notes subsequent to September 30, 2021.
Senior Notes due 2029
On September 24, 2021, the Company issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029 (the “Senior Notes”) pursuant to an indenture dated as of September 24, 2021 between the Company and U.S. Bank National Association, as Trustee. The Senior Secured Notes will mature on October 15, 2029 with interest payable on April 15 and October 15 of each year, commencing April 15, 2022. Proceeds from the issuance of the Senior Notes, as well as cash on hand, was used to repay the CRC Notes, as described above.
Debt Covenant Compliance
The CRC Credit Agreement, the CEI Revolving Credit Facility, the Baltimore Term Loan and the indentures governing the CEI Senior Secured Notes, the CEI Senior Notes, the CRC Senior Secured Notes, Senior Notes and the CRC Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
The CRC Revolving Credit Facility and CEI Revolving Credit Facility include a maximum first-priority net senior secured leverage ratio financial covenant of 6.35:1, which is applicable solely to the extent that certain testing conditions are satisfied. The Baltimore Revolving Credit Facility includes a senior secured leverage ratio financial covenant of 5.0:1. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document. The Company is subject to the financial covenant for quarters beginning after September 30, 2021.
As of September 30, 2021, the Company was in compliance with all of the applicable financial covenants described above.
Guarantees
The CEI Revolving Credit Facility and the CEI Senior Secured Notes are guaranteed on a senior secured basis by each existing and future material wholly-owned domestic subsidiary of CEI (subject to certain exceptions) and are secured by substantially all of the existing and future property and assets of CEI and its subsidiary guarantors (subject to certain exceptions). The CEI Senior Notes and the Senior Notes are guaranteed on a senior unsecured basis by such subsidiaries.
The CRC Credit Agreement and the CRC Senior Secured Notes are guaranteed on a senior secured basis by each existing and future material wholly-owned domestic subsidiary of CRC (subject to certain exceptions) and are secured by substantially all of the existing and future property and assets of CRC and its subsidiary guarantors (subject to certain exceptions). The CRC Credit Agreement and the CRC Senior Secured Notes are also guaranteed on a senior unsecured basis by CEI. The CRC Notes, paid off subsequent to September 30, 2021, were guaranteed on a senior unsecured basis by such subsidiaries.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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

	Three Months Ended September 30, 2021
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$329	$1,096	$85	$—	$—	$1,510
Food and beverage	221	125	—	1	—	347
Hotel	303	208	—	—	—	511
Other	164	63	11	78	1	317
Net revenues	$1,017	$1,492	$96	$79	$1	$2,685

	Three Months Ended September 30, 2020
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$122	$825	$34	$—	$—	$981
Food and beverage	52	74	—	1	—	127
Hotel	79	121	—	—	—	200
Other	51	35	5	40	4	135
Net revenues	$304	$1,055	$39	$41	$4	$1,443

	Nine Months Ended September 30, 2021
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$870	$3,241	$197	$—	$—	$4,308
Food and beverage	476	318	—	3	—	797
Hotel	660	462	—	—	—	1,122
Other	363	152	24	203	10	752
Net revenues	$2,369	$4,173	$221	$206	$10	$6,979

	Nine Months Ended September 30, 2020
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$122	$1,247	$53	$—	$—	$1,422
Food and beverage	52	137	—	1	—	190
Hotel	79	178	—	—	—	257
Other	51	70	5	40	8	174
Net revenues	$304	$1,632	$58	$41	$8	$2,043
Accounts receivable, net include the following amounts:

(In millions)	September 30, 2021	December 31, 2020
Casino and pari-mutuel commissions	$141	$137
Food and beverage and hotel	91	25
Other	206	180
Accounts receivable, net	$438	$342
Contract and Contract Related Liabilities
The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer,

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(2) Caesars Rewards player loyalty program obligations, which represent the deferred allocation of revenue relating to reward credits granted to Caesars Rewards members based on on-property spending, including gaming, hotel, dining, retail shopping, and player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which primarily represents funds deposited by customers related to gaming play and advance payments received for goods and services yet to be provided (such as advance ticket sales, deposits on rooms and convention space or for unpaid future racing and sports event wagers). These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within accrued other liabilities on the Company’s Balance Sheets.
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2021	2020	2021	2020	2021	2020
Balance at January 1	$34	$10	$94	$13	$281	$172
Balance at September 30	34	28	96	106	404	270
Increase / (decrease)	$—	$18	$2	$93	$123	$98
The September 30, 2021 balances exclude liabilities related to assets held for sale recorded in 2021 and 2020 (see Note 3).
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended September 30, 2021 and 2020, we recognized approximately $511 million and $200 million, respectively, and during the nine months ended September 30, 2021 and 2020, we recognized approximately $1.1 billion and $257 million, respectively, in lease revenue related to lodging arrangements, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Conventions substantially ceased in mid-March 2020 due to COVID-19 and have recently resumed but have yet to return to pre-pandemic levels. Revenue from conventions is included in Other revenue in the Statements of Operations, and during the three months ended September 30, 2021 and 2020, lease revenue related to conventions was approximately $4 million and $2 million, respectively, and during the nine months ended September 30, 2021 and 2020 lease revenue related to conventions was approximately $4 million and $2 million, respectively.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended September 30, 2021 and 2020, we recognized approximately $46 million and $15 million, respectively, of real estate lease revenue and during the nine months ended September 30, 2021 and 2020, we recognized approximately $111 million and $18 million, respectively, of real estate lease revenue.
Real estate lease revenue includes $16 million and $3 million of variable rental income for the three months ended September 30, 2021 and 2020, respectively, and $35 million and $3 million of variable rental income for the nine months ended September 30, 2021 and 2020, respectively.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 11. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Net loss from continuing operations attributable to Caesars, net of income taxes	$(229)	$(919)	$(547)	$(1,195)
Discontinued operations, net of income taxes	(4)	(7)	(38)	(7)
Net loss attributable to Caesars	$(233)	$(926)	$(585)	$(1,202)
Shares outstanding:
Weighted average shares outstanding – basic	214	152	211	104
Weighted average shares outstanding – diluted	214	152	211	104

Basic loss per share from continuing operations	$(1.08)	$(6.04)	$(2.60)	$(11.49)
Basic loss per share from discontinued operations	(0.02)	(0.05)	(0.18)	(0.07)
Net loss per common share attributable to common stockholders – basic:	$(1.10)	$(6.09)	$(2.78)	$(11.56)

Diluted loss per share from continuing operations	$(1.08)	$(6.04)	$(2.60)	$(11.49)
Diluted loss per share from discontinued operations	(0.02)	(0.05)	(0.18)	(0.07)
Net loss per common share attributable to common stockholders – diluted:	$(1.10)	$(6.09)	$(2.78)	$(11.56)
For a period in which the Company generated a net loss, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.
Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Stock-based compensation awards	3	3	3	7
5% Convertible Notes	—	8	—	8
Total anti-dilutive common stock	3	11	3	15
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
Total stock-based compensation expense in the accompanying Statements of Operations totaled $21 million and $45 million during the three months ended September 30, 2021 and 2020, respectively, and $64 million and $55 million during the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (“2015 Plan”)
During the nine months ended September 30, 2021, as part of the annual incentive program, the Company granted 642 thousand RSUs to employees of the Company with an aggregate fair value of $46 million and a ratable vesting period of either two or three years. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
During the nine months ended September 30, 2021, the Company also granted 81 thousand PSUs that are scheduled to vest in three years. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached. The aggregate value of PSUs granted during the year was $9 million as of September 30, 2021.
In addition, during the nine months ended September 30, 2021, the Company granted 147 thousand MSUs that are scheduled to cliff vest in three years. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the nine months ended September 30, 2021 was $15 million.
During the nine months ended September 30, 2021, there were no grants of stock options and 110 thousand stock options were exercised. In addition, during the nine months ended September 30, 2021, 832 thousand, 162 thousand, and 208 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 plan.
Outstanding at End of Period

	September 30, 2021		December 31, 2020
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Stock options	49,574	$21.37	176,724	$22.57
Restricted stock units	2,126,661	49.87	2,414,111	42.55
Performance stock units (b)	417,069	62.20	500,482	48.32
Market-based stock units	383,098	76.97	446,087	49.37
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
As of September 30, 2021, the Company has acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the nine months ended September 30, 2021 and 2020.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 13. Income Taxes
Income Tax Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Loss from continuing operations before income taxes	$(317)	$(780)	$(712)	$(1,127)
Benefit (provision) for income taxes	90	(138)	167	(67)
Effective tax rate	28.4%	(17.7)%	23.5%	(5.9)%
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
As a result of the Merger, the Company assumed $767 million of additional net deferred tax liabilities net of necessary valuation allowances, plus $24 million in additional accruals for uncertain tax positions. As a result of the William Hill Acquisition, the Company assumed $356 million of additional net deferred tax liabilities net of necessary valuation allowances, plus $34 million in additional accruals for uncertain tax positions. $127 million of the additional deferred tax liabilities and $34 million of the accruals for uncertain tax positions relating to the William Hill Acquisition are presented in Liabilities related to assets held for sale.
The income tax benefit for the three months ended September 30, 2021 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to the realization of capital losses previously not tax benefited due to the acquisition of William Hill. The income tax benefit for the nine months ended September 30, 2021 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to state taxes and the reclassification of Horseshoe Hammond from held for sale, offset by nondeductible expense related to the 5% Convertible Notes conversion.
The income tax benefit for the three and nine months ended September 30, 2020 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to an increase in the valuation allowance against the deferred tax assets due to the series of transactions with VICI during the quarter.
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
Note 14. Related Affiliates
REI
As of September 30, 2021, Recreational Enterprises, Inc. (“REI”) owned approximately 4.0% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. During the nine months ended September 30, 2021 and 2020, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives, and the CSY Lease listed below.
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid quarterly. Annual rent is

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
subject to periodic rent escalations through the term of the lease. As of September 30, 2021 and December 31, 2020, there were no amounts due to or from CSY.
Transactions with Horseshoe Baltimore
The Company held an interest in Horseshoe Baltimore of approximately 44.3%, which was accounted for as an equity method investment, prior to our acquisition of an additional interest and subsequent consolidation on August 26, 2021. These related party transactions included items such as casino management fees, reimbursement of various costs incurred on behalf of Horseshoe Baltimore, and the allocation of other general corporate expenses.
Transactions with NeoGames
The Company holds an interest in NeoGames (see Note 4). NeoGames provides the player account management system to our wholly-owned Liberty online gaming applications. We have a dedicated team of programmers at NeoGames working on enhancements to our player account management system on our behalf, for which NeoGames is compensated under a services agreement.
Due from/to Affiliates
Amounts due from or to affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among the Company’s consolidated entities. As of December 31, 2020, Due from affiliates, net was $44 million, and represented transactions with Horseshoe Baltimore and William Hill. Amounts due from/to William Hill and Horseshoe Baltimore eliminate upon consolidation. See Note 2.
Note 15. Segment Information
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the William Hill Acquisition, our principal operating activities occurred in three regionally-focused reportable segments: Las Vegas, Regional, and Managed, International, CIE, in addition to Corporate and Other. Following the William Hill Acquisition, the Company’s principal operating activities occur in four reportable segments. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars: (1) Las Vegas, (2) Regional, (3) Caesars Digital, and (4) Managed and Branded, in addition to Corporate and Other. See table below for a summary of these segments. Also, see Note 3 and Note 6 for a discussion of any impairment of intangibles or long-lived assets related to certain segments.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of September 30, 2021:

Las Vegas	Regional		Managed and Branded
Bally’s Las Vegas (a)	Eldorado Resort Casino Reno	Harrah’s Atlantic City (a)	Managed
Caesars Palace Las Vegas (a)	Silver Legacy Resort Casino	Harrah’s Laughlin (a)	Harrah’s Ak-Chin (a)
The Cromwell (a)	Circus Circus Reno	Harrah’s New Orleans (a)	Harrah’s Cherokee (a)
Flamingo Las Vegas (a)	MontBleu Casino Resort & Spa (c)	Hoosier Park (a)	Harrah’s Cherokee Valley River (a)
Harrah’s Las Vegas (a)	Tropicana Laughlin Hotel & Casino	Indiana Grand (a)	Harrah’s Resort Southern California (a)
The LINQ Hotel & Casino (a)	Isle Casino Hotel - Black Hawk	Caesars Atlantic City (a)	Caesars Windsor (a)
Paris Las Vegas (a)	Lady Luck Casino - Black Hawk	Harrah’s Council Bluffs (a)	Caesars Dubai (a)
Planet Hollywood Resort & Casino (a)	Isle Casino Waterloo	Harrah’s Gulf Coast (a)
Rio All-Suite Hotel & Casino (a)	Isle Casino Bettendorf	Harrah’s Joliet (a)	Branded
	Isle of Capri Casino Boonville	Harrah’s Lake Tahoe (a)	Caesars Southern Indiana (a)(e)
Caesars Digital	Isle Casino Racing Pompano Park	Harrah’s Louisiana Downs (a)(b)	Harrah’s Northern California (a)
Caesars Digital	Isle of Capri Casino Hotel Lake Charles	Harrah’s Metropolis (a)
	Belle of Baton Rouge Casino & Hotel (g)	Harrah’s North Kansas City (a)
	Isle of Capri Casino Lula	Harrah’s Philadelphia (a)
	Trop Casino Greenville	Harveys Lake Tahoe (a)
	Eldorado Gaming Scioto Downs	Horseshoe Baltimore (a)(f)
	Tropicana Casino and Resort, Atlantic City	Horseshoe Bossier City (a)
	Grand Victoria Casino	Horseshoe Council Bluffs (a)
	Lumière Place Casino	Horseshoe Hammond (a)
	Tropicana Evansville (d)	Horseshoe Tunica (a)
___________________
(a)These properties were acquired from the Merger on July 20, 2020.
(b)On September 3, 2020, the Company entered into an agreement to sell Harrah’s Louisiana Downs, which met the requirements for presentation as discontinued operations as of September 30, 2021. On November 1, 2021, the sale of Harrah’s Louisiana Downs was completed.
(c)In April 2020, the Company entered into an agreement to sell MontBleu. The sale of MontBleu closed on April 6, 2021.
(d)On October 27, 2020, the Company entered into an agreement to sell Evansville. The sale of Evansville closed on June 3, 2021.
(e)On December 24, 2020, the Company entered into an agreement to sell Caesars Southern Indiana. The sale of Caesars Southern Indiana closed on September 3, 2021. Additionally, the Company and Eastern Band of Cherokee Indians extended their existing relationship by entering into a long-term license agreement for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana.
(f)On August 26, 2021, the Company increased its ownership interest in Horseshoe Baltimore to 75.8% and began to consolidate the property in our Regional segment following the change in ownership. Management fees prior to the consolidation of Horseshoe Baltimore have been reflected in the Managed and Branded segment.
(g)On December 1, 2020, the Company entered into an agreement to sell Belle of Baton Rouge, which is expected to close in the fourth quarter of 2021.
The properties listed above exclude the discontinued operations, including previous international properties which have been sold, or we have entered into agreements to sell. The sale of Caesars UK Group closed on July 16, 2021, in which the buyer assumed all liabilities associated with the Caesars UK Group. Additionally, on September 8, 2021, the Company entered into an agreement to sell William Hill International, which is expected to close in the first quarter of 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Las Vegas:
Net revenues	$1,017	$304	$2,369	$304
Adjusted EBITDA	500	43	1,085	43
Regional:
Net revenues	1,492	1,055	4,173	1,632
Adjusted EBITDA	554	350	1,549	449
Caesars Digital:
Net revenues	96	39	221	58
Adjusted EBITDA	(164)	11	(171)	20
Managed and Branded:
Net revenues	79	41	206	41
Adjusted EBITDA	22	12	69	12
Corporate and Other:
Net revenues	1	4	10	8
Adjusted EBITDA	(42)	(41)	(123)	(59)
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Adjusted EBITDA by Segment:
Las Vegas	$500	$43	$1,085	$43
Regional	554	350	1,549	449
Caesars Digital	(164)	11	(171)	20
Managed and Branded	22	12	69	12
Corporate and Other	(42)	(41)	(123)	(59)
	870	375	2,409	465
Reconciliation to net loss attributable to Caesars:
Net income attributable to noncontrolling interests	(2)	(1)	(2)	(1)
Net loss from discontinued operations	(4)	(7)	(38)	(7)
Benefit (provision) for income taxes	90	(138)	167	(67)
Other income (loss) (a)	(153)	9	(176)	(1)
Loss on extinguishment of debt	(117)	(173)	(140)	(173)
Interest expense, net	(579)	(485)	(1,734)	(620)
Depreciation and amortization	(276)	(225)	(842)	(324)
Impairment charges	—	—	—	(161)
Transaction costs and other operating costs (b)	(21)	(220)	(113)	(243)
Stock-based compensation expense	(21)	(45)	(64)	(55)
Other items (c)	(20)	(16)	(52)	(15)
Net loss attributable to Caesars	$(233)	$(926)	$(585)	$(1,202)
____________________
(a)Other income (loss) for the three and nine months ended September 30, 2021 primarily represents a loss on the change in fair value of investments held by the Company and a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes. Other income (loss) for the three and nine months ended September 30, 2020 primarily represents unrealized loss on the change in fair value of the derivative liability related to the 5% Convertible Notes, slightly offset by gains on investments held by the Company and realized gains on conversion of the 5% Convertible Notes.
(b)Transaction costs and other operating costs for the three and nine months ended September 30, 2021 and 2020 primarily represent costs related to the William Hill Acquisition and the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
(c)Other items primarily represent certain consulting and legal fees, rent for non-operating assets, relocation expenses, retention bonuses, and business optimization expenses.

	Nine Months Ended September 30,
(In millions)	2021	2020
Capital Expenditures, net
Las Vegas	$39	$16
Regional (a)	199	62
Caesars Digital	43	—
Corporate and Other	34	20
Total	$315	$98
____________________
(a)Includes $2 million of capital expenditures related to properties classified as discontinued operations for the nine months ended September 30, 2021.

(In millions)	September 30, 2021	December 31, 2020
Total Assets
Las Vegas	$22,071	$21,464
Regional	14,253	13,732
Caesars Digital	2,067	323
Managed and Branded	3,528	225
Corporate and Other (a)	(2,957)	641
Total	$38,962	$36,385
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2020 Annual Report.
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
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. We partnered with MGM Resorts International to build Silver Legacy Resort Casino in Reno, Nevada in 1993 and, beginning in 2005, we grew through a series of acquisitions, including the acquisition of Eldorado Resort Casino Shreveport (“Eldorado Shreveport”) in 2005, MTR Gaming Group, Inc. in 2014, Circus Circus Reno and the 50% membership interest in the Silver Legacy that was owned by MGM Resorts International in 2015, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Grand Victoria Casino and Tropicana Entertainment, Inc. in 2018. On July 20, 2020, we completed the merger with Caesars Entertainment Corporation (“Former Caesars”) pursuant to which Former Caesars became our wholly-owned subsidiary (the “Merger”).
On April 22, 2021, we completed the acquisition of William Hill PLC for £2.9 billion, or approximately $3.9 billion (the “William Hill Acquisition”).
We own, lease, brand or manage an aggregate of 53 domestic properties in 16 states with approximately 56,000 slot machines, video lottery terminals and e-tables, approximately 2,900 table games and approximately 46,500 hotel rooms as of September 30, 2021. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Upon completion of our previously announced sales, or expected sales, of certain gaming properties, we expect to continue to own, lease, brand or manage 51 properties. Our primary source of revenue is generated by our casino properties’ gaming operations, as well as online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, sportsbook offerings, retail shops and other services to attract customers to our properties.
We own 20 of our casinos and lease 27 casinos in the U.S. We lease 19 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”) pursuant to a regional lease, a Las Vegas lease and a Joliet lease. In addition, we lease seven casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease. Additionally, we lease the Rio All-Suite Hotel & Casino from a separate third party.

We also operate and conduct sports wagering across 18 states plus the District of Columbia, 14 of which are mobile for sports betting, and operate regulated online real money gaming businesses in five states. Our recently launched Caesars Sportsbook app operates on the Liberty technology platform, which we acquired in the William Hill Acquisition along with other technology platforms that we intend to migrate to the Liberty technology platform in the future, subject to required approvals. The map below illustrates Caesars Digital’s presence as of September 30, 2021:

Caesars Digital: Sports Presence Snapshot

Non-Liberty Platform
Liberty Platform
Retail Only

Subsequent to September 30, 2021, we launched retail sports in Louisiana and are in the process of expanding our Caesars Digital footprint into other states in the near term.

We periodically divest of assets in order to raise capital or as a result of a determination that the assets are not core to our business. We also divested certain assets in connection with regulatory approvals related to closing of the Merger. A summary of recently completed and planned divestitures of our properties as of September 30, 2021 is as follows:

Segment	Property	Date Sold	Location
Regional	Isle of Capri Casino Kansas City (“Kansas City”)	July 1, 2020	Missouri
Regional	Lady Luck Casino Vicksburg (“Vicksburg”)	July 1, 2020	Mississippi
Regional	Eldorado Resort Casino Shreveport	December 23, 2020 (a)	Louisiana
Regional	MontBleu Casino Resort & Spa (“MontBleu”)	April 6, 2021 (a)	Nevada
Regional	Tropicana Evansville (“Evansville”)	June 3, 2021 (b)	Indiana
Regional	Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)	N/A (c)	Louisiana

Discontinued operations (d):
Regional	Harrah’s Louisiana Downs	November 1, 2021 (e)	Louisiana
Regional	Caesars Southern Indiana	September 3, 2021 (b)(f)	Indiana
N/A	Emerald Resort & Casino	July 16, 2021 (g)	South Africa
N/A	Caesars Entertainment UK	July 16, 2021 (g)	United Kingdom
N/A	William Hill International	N/A (h)	United Kingdom
___________________
(a)On April 24, 2020, we entered into a definitive purchase agreement with Bally’s Corporation (formerly Twin River Worldwide Holdings, Inc.) and certain of its affiliates for the sale of the equity interests of Eldorado Resort Casino Shreveport Joint Venture and Columbia Properties Tahoe, LLC, the entities that hold Eldorado Shreveport and MontBleu for aggregate consideration of $155 million, subject to a customary working capital adjustment. The sale of Eldorado Shreveport closed on December 23, 2020 and the sale of MontBleu closed on April 6, 2021. As a result of the sale of MontBleu, an impairment charge totaling $45 million was recorded during the nine months ended September 30, 2020 due to the carrying value exceeding the estimated net sales proceeds from the sale.
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
(c)On December 1, 2020, the Company entered into an agreement to sell the Baton Rouge to CQ Holding Company, Inc. Pursuant to the terms of the GLPI Master Lease, Baton Rouge will be removed from the GLPI Master Lease, and the rent payments to GLPI will remain unchanged. The transaction is expected to close in the fourth quarter of 2021 and is subject to regulatory approvals, and other customary closing conditions.
(d)These Former Caesars properties and William Hill’s non-U.S. operations met held for sale criteria as of their acquisition dates. These properties are classified as discontinued operations as of September 30, 2021.
(e)On September 3, 2020, the Company and VICI entered into an agreement with Rubico Acquisition Corp. to sell Harrah’s Louisiana Downs for $22 million, subject to a customary working capital adjustment, where the proceeds will be split between us and VICI. On November 1, 2021, the sale of Harrah’s Louisiana Downs was completed.
(f)On December 24, 2020, the Company entered into an agreement to sell Caesars Southern Indiana to the Eastern Band of Cherokee Indians (“EBCI”) for $250 million, subject to a customary working capital adjustment. Caesar’s annual payments to VICI under the regional lease will decline by $33 million upon closing of the transaction. Additionally, effective as of the closing of the transaction, Caesars and EBCI entered into a long-term license agreement for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. The sale of Caesars Southern Indiana closed on September 3, 2021.
(g)On June 10, 2021, the Company entered into an agreement with Metropolitan Gaming Limited to sell Caesars Entertainment UK, including the interest in Emerald Resort & Casino (together, “Caesars UK Group”), in which the buyer assumed all liabilities associated with the Caesars UK Group. The sale closed on July 16, 2021.
(h)On September 8, 2021, the Company entered into an agreement with 888 Holdings Plc. to sell William Hill International for £2.2 billion, subject to a customary working capital adjustment. The sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals, and is expected to close in the first quarter of 2022.
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
The Company recognized acquisition-related transaction costs in connection with the Merger of $6 million and $107 million for the three months ended September 30, 2021 and 2020, respectively, and recognized $21 million and $129 million during the nine months ended September 30, 2021 and 2020, respectively. These costs were associated with legal, IT costs, internal labor and professional services and were recorded in Transaction costs and other operating costs in our Statements of Operations.
William Hill Acquisition
On September 30, 2020, we announced that we had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill PLC, in an all-cash transaction. On April 20, 2021, a UK Court sanctioned the William Hill Acquisition and on April 22, 2021, the Company completed the acquisition for approximately £2.9 billion, or approximately $3.9 billion.
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
On September 8, 2021, we entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. After repayment of the outstanding debt under the Bridge Credit Agreement, described above, and other working capital adjustments, the Company expects to receive approximately £835 million, or $1.2 billion. The sale is subject to satisfaction of customary conditions, including receipt of the approval of shareholders of 888 Holdings Plc and regulatory approvals, and is expected to close in the first quarter of 2022.
We recognized acquisition-related transaction costs of $5 million and $60 million for the three and nine months ended September 30, 2021, respectively, excluding additional transaction cost associated with sale of William Hill International. These costs were associated with legal and professional services and were recorded in Transaction costs and other operating costs in our Statements of Operations.
Consolidation of Baltimore
On August 26, 2021, we increased our ownership interest in CBAC Borrower, LLC (“Horseshoe Baltimore”), a property which we also manage, to approximately 75.8%. We were subsequently determined to have a controlling financial interest in Horseshoe Baltimore and we began to consolidate the results of operations of the property following our change in ownership. As a result of the increase in our ownership interest, our previously held investment was remeasured and we recognized a gain of $40 million during the nine months ended September 30, 2021. Management fees received prior to the consolidation event have been presented within our Managed and Branded segment. Following the increase in our ownership the operations of Horseshoe Baltimore are presented within our Regional segment.

Partnerships and Acquisition Opportunities
NeoGames
The acquired net assets of William Hill included an investment in NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On September 16, 2021, the Company sold a portion of its shares of NeoGames common stock for $136 million which decreased the Company’s ownership interest from 24.5% to approximately 8.4%. As of September 30, 2021, the Company held approximately 2 million shares of NeoGames common stock with a fair value of $79 million. The shares have a readily determinable fair value and, accordingly, the Company remeasures the investment based on the publicly available share price (Level 1). For the three and nine months ended September 30, 2021, the Company recorded a loss of approximately $158 million and $35 million, respectively, which is included within Other income (loss) on the Statements of Operations.
The Stars Group/Flutter Entertainment
In November 2018, we entered into an agreement with The Stars Group Inc., which was subsequently acquired by Flutter Entertainment PLC (“Flutter”) to provide options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker with respect to our properties in the U.S. Under the terms of the agreement, we received common shares, as a revenue share from certain operations of Flutter under our licenses. As of December 31, 2020, the fair value of shares held was $10 million, and was included in Prepayments and other current assets on the Balance Sheets.
On July 7, 2021, the Company sold all remaining Flutter shares for $9 million. The Company recorded a realized loss of $1 million during the nine months ended September 30, 2021, and unrealized gains of $5 million and $8 million during the three and nine months ended September 30, 2020, respectively, which were included in Other income (loss) on the Statements of Operations.
Pompano Joint Venture
In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with our input and will submit it for our review and approval. In June 2021, the joint venture issued a capital call and we contributed $3 million. We have made cash contributions totaling $4 million and have contributed land. On February 12, 2021, we contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million and we have no further obligation to contribute additional real estate or cash as of September 30, 2021. We entered into a short-term lease agreement in February 2021, which we can cancel at any time, to lease back a portion of the land from the joint venture.
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

Reportable Segments
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of September 30, 2021:

Las Vegas	Regional		Managed and Branded
Bally’s Las Vegas (a)	Eldorado Resort Casino Reno	Harrah’s Atlantic City (a)	Managed
Caesars Palace Las Vegas (a)	Silver Legacy Resort Casino	Harrah’s Laughlin (a)	Harrah’s Ak-Chin (a)
The Cromwell (a)	Circus Circus Reno	Harrah’s New Orleans (a)	Harrah’s Cherokee (a)
Flamingo Las Vegas (a)	MontBleu Casino Resort & Spa (c)	Hoosier Park (a)	Harrah’s Cherokee Valley River (a)
Harrah’s Las Vegas (a)	Tropicana Laughlin Hotel & Casino	Indiana Grand (a)	Harrah’s Resort Southern California (a)
The LINQ Hotel & Casino (a)	Isle Casino Hotel - Black Hawk	Caesars Atlantic City (a)	Caesars Windsor (a)
Paris Las Vegas (a)	Lady Luck Casino - Black Hawk	Harrah’s Council Bluffs (a)	Caesars Dubai (a)
Planet Hollywood Resort & Casino (a)	Isle Casino Waterloo	Harrah’s Gulf Coast (a)
Rio All-Suite Hotel & Casino (a)	Isle Casino Bettendorf	Harrah’s Joliet (a)	Branded
	Isle of Capri Casino Boonville	Harrah’s Lake Tahoe (a)	Caesars Southern Indiana (a)(e)
Caesars Digital	Isle Casino Racing Pompano Park	Harrah’s Louisiana Downs (a)(b)	Harrah’s Northern California (a)
Caesars Digital	Isle of Capri Casino Hotel Lake Charles	Harrah’s Metropolis (a)
	Belle of Baton Rouge Casino & Hotel (g)	Harrah’s North Kansas City (a)
	Isle of Capri Casino Lula	Harrah’s Philadelphia (a)
	Trop Casino Greenville	Harveys Lake Tahoe (a)
	Eldorado Gaming Scioto Downs	Horseshoe Baltimore (a)(f)
	Tropicana Casino and Resort, Atlantic City	Horseshoe Bossier City (a)
	Grand Victoria Casino	Horseshoe Council Bluffs (a)
	Lumière Place Casino	Horseshoe Hammond (a)
	Tropicana Evansville (d)	Horseshoe Tunica (a)
___________________
(a)These properties were acquired from the Merger on July 20, 2020.
(b)On September 3, 2020, the Company entered into an agreement to sell Harrah’s Louisiana Downs, which met the requirements for presentation as discontinued operations as of September 30, 2021. On November 1, 2021, the sale of Harrah’s Louisiana Downs was completed.
(c)In April 2020, the Company entered into an agreement to sell MontBleu. The sale of MontBleu closed on April 6, 2021.
(d)On October 27, 2020, the Company entered into an agreement to sell Evansville. The sale of Evansville closed on June 3, 2021.
(e)On December 24, 2020, the Company entered into an agreement to sell Caesars Southern Indiana. The sale of Caesars Southern Indiana closed on September 3, 2021. Additionally, the Company and Eastern Band of Cherokee Indians extended their existing relationship by entering into a long-term license agreement for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana.
(f)On August 26, 2021, the Company increased its ownership interest in Horseshoe Baltimore to approximately 75.8%. The Company was subsequently determined to have a controlling financial interest and began to consolidate operations of the property following the change in ownership. Management fees prior to the consolidation of Horseshoe Baltimore have been reflected in the Managed and Branded segment.
(g)On December 1, 2020, the Company entered into an agreement to sell Belle of Baton Rouge, which is expected to close in the fourth quarter of 2021.
In addition to our properties listed above, international operations which have been sold, or we have agreements to sell, are classified as discontinued operations. The sale of Caesars UK Group closed on July 16, 2021, in which the buyer assumed all liabilities associated with the Caesars UK Group. On September 8, 2021, the Company entered into an agreement to sell William Hill International, which is expected to close in the first quarter of 2022.
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
The William Hill Acquisition and rebranding of our interactive business (formerly, Caesars Interactive Entertainment “CIE” and now, inclusive of William Hill US, “Caesars Digital”) expands our access to conduct sports wagering and real online money gaming operations. As a result, the Company has made a change to the composition of its reportable segments. The Las Vegas and Regional segments are substantially unchanged, while the former Managed, International and CIE reportable segment has been recast for all periods presented into two segments; Caesars Digital and Managed and International. Accordingly, our principal operating activities occur in four reportable segments: (1) Las Vegas, (2) Regional, (3) Caesars Digital, and (4) Managed and Branded, in addition to Corporate and Other. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars.
Presentation of Financial Information
The financial information included in this Item 2 for the periods after our acquisitions of Former Caesars on July 20, 2020, William Hill on April 22, 2021 and of the increase in our ownership percentage and subsequent consolidation of Horseshoe Baltimore on August 26, 2021, is not fully comparable to the periods prior to the acquisitions. In addition, the presentation of financial information herein for the periods after the Company’s sales of various properties is not fully comparable to the periods prior to their respective sale dates. See “Reportable Segments” above for a discussion of changes to the Company’s reportable segments.
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
Key Performance Metrics
Our primary source of revenue is generated by our gaming operations and online gaming. Additionally we utilize our hotels, restaurants, bars, entertainment venues, retail shops, racing and sportsbook offerings and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers visiting and staying at our properties and using our sports betting and iGaming applications.
Key performance metrics include volume indicators such as drop or handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. Slot win percentage is typically in the range of approximately 9% to 10% of slot handle for both the Las Vegas and Regional segments. Table game hold percentage is typically in the range of approximately 14% to 23% of table game drop in the Las Vegas segment and 18% to 21% of table game drop in the Regional segment. Sports betting hold is typically in the range of 6% to 9% and iGaming hold typically ranges from 3% to 4%. In addition, hotel occupancy, which is the average percentage of available hotel rooms occupied during a period, is a key indicator for our hotel business in the Las Vegas segment. See “Results of Operations” section below. Complimentary rooms are treated as occupied rooms in our calculation of hotel occupancy. The key metrics we utilize to measure our profitability and performance are Adjusted EBITDA and Adjusted EBITDA margin.
Developments and Significant Factors Impacting Financial Results
The following summary highlights recent developments and significant factors impacting our financial results for the three and nine months ended September 30, 2021 and 2020.
•COVID-19 Public Health Emergency – In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and has since spread throughout much of the world, including the U.S. All of our casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of

COVID-19. As of September 30, 2021, we have resumed operations at all of our properties, to the extent permitted by regulations governing the applicable jurisdiction, with the exception of Isle of Capri Casino Hotel Lake Charles (“Lake Charles”), which was severely damaged by Hurricane Laura (as described below).
We continued to pay our full-time employees through April 10, 2020, including tips and tokens. Effective April 11, 2020, we furloughed approximately 90% of our employees, implemented salary reductions and committed to continue to provide benefits to our employees through their furloughed period. We have emphasized a focus on labor efficiencies as our workforce returns and operations resume in compliance with governmental or tribal orders, directives, and guidelines. Due to a triggering event resulting from the COVID-19 public health emergency, we recognized impairment charges of $116 million related to goodwill and trade names (described below) during the nine months ended September 30, 2020.
The COVID-19 public health emergency had a material adverse effect on the Company’s business, financial condition and results of operations for comparative periods in 2020, including the three and nine months ended September 30, 2020 which continued into the first quarter of 2021. As a result, the terms of our debt arrangements provide that the financial covenant measurement period is not effective through September 30, 2021, so long as we comply with a minimum liquidity requirement. The Company is subject to the financial covenant for quarters beginning after September 30, 2021. In addition, on March 19, 2021, the Company filed a lawsuit against its insurance carriers for losses attributed to the COVID-19 public health emergency. There can be no assurance as to the outcome of the litigation.
We have experienced positive operating trends thus far in 2021, with a continued focus on operational efficiencies which have resulted in net income, Adjusted EBITDA and Adjusted EBITDA margin exceeding pre-pandemic levels experienced in 2019 within our Las Vegas and Regional segments. However, certain revenue streams continue to be negatively impacted, including convention and entertainment revenues, and have yet to reach pre-pandemic levels as compared to 2019. The extent and duration of the negative impact of the COVID-19 public health emergency will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak or new variants, restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders, international and domestic travel restrictions or additional restrictions in response to continued developments with the COVID-19 public health emergency, our ability to adapt to evolving operating procedures and maintain adequate staffing in response to increased customer demand, the impact on consumer demand and discretionary spending, the efficacy and acceptance of vaccines, and our ability to adjust our cost structures for the duration of any such interruption of its operations
•Caesars Acquisition – The Merger closed on July 20, 2020. The Company recognized acquisition-related transaction costs in connection with the Merger of $6 million and $107 million for the three months ended September 30, 2021 and 2020, respectively, $21 million and $129 million during the nine months ended September 30, 2021 and 2020, respectively.
•William Hill Acquisition – On April 22, 2021, the Company consummated its previously announced acquisition of the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction of approximately £2.9 billion or approximately $3.9 billion. We recognized acquisition-related transaction costs of approximately $5 million and $60 million for the three and nine months ended September 30, 2021, respectively, excluding additional transaction cost associated with sale of William Hill International. See “Reportable Segments” above for a description of our revised segments following the acquisition.
~~•~~Consolidation of Baltimore – On August 26, 2021, the Company increased the ownership interest in CBAC Borrower, LLC, a property which we also manage, to approximately 75.8%. Caesars was subsequently determined to have a controlling financial interest and we began to consolidate the results of operations of the property following our change in ownership. As a result of the acquisition, the Company recognized a gain of $40 million during the nine months ended September 30, 2021.
•Discontinued Operations – Former Caesars properties, Harrah’s Louisiana Downs, Caesars Southern Indiana, and Caesars UK Group met held for sale criteria as of the date of the closing of the Merger. On July 16, 2021, the Company completed the sale of the Caesars UK Group, in which the buyer assumed all liabilities associated with the Caesars UK Group. On September 3, 2021, the Company completed the sale of Caesars Southern Indiana, subject to a customary working capital adjustment, resulting in a gain of approximately $12 million. Additionally, William Hill International met held for sale criteria as of the date of the closing of the William Hill Acquisition and is classified as discontinued operations. On September 8, 2021, the Company entered into an agreement with 888 Holdings Plc to sell

William Hill International for £2.2 billion. On November 1, 2021, the sale of Harrah’s Louisiana Downs was completed.
~~•~~Divestitures – We have completed several divestitures including the sales of Kansas City, Vicksburg, Eldorado Shreveport, MontBleu, Evansville and discontinued operations of Harrah’s Reno, Bally’s Atlantic City, Caesars Southern Indiana and Caesars UK Group. The properties that have been sold as of September 30, 2021, are collectively referred to as “Divestitures.” The results of operations of the divested entities, other than those identified as discontinued operations, are included in income from continuing operations for the periods prior to their respective closing dates.
~~•~~Impairment Charges – During 2020, the effects of the COVID-19 public health emergency resulted in changes to estimated future cash flows utilized to estimate fair value and we recognized impairment charges in our Regional segment related to goodwill and trade names totaling $100 million and $16 million, respectively, during the nine months ended September 30, 2020. In addition, as a result of entering the agreement to sell MontBleu in our Regional segment, impairment charges totaling $45 million were recorded during the nine months ended September 30, 2020 due to the carrying value exceeding the net sales proceeds.
~~•~~Weather and Construction Disruption – During the three months ended September 30, 2021, our Regional segment was negatively impacted by natural disasters including Hurricane Ida in Louisiana and Mississippi and wildfires in the Lake Tahoe area. Harrah’s New Orleans, Harrah’s Lake Tahoe and Harvey’s Lake Tahoe all experienced temporary closures which lasted slightly more than one week. Additionally, in late August 2020, our Regional segment was negatively impacted by Hurricane Laura, causing severe damage to Lake Charles, which will remain closed until the second half of 2022 when construction of a new land-based casino is expected to be complete. During the nine months ended September 30, 2021, we received insurance proceeds of approximately $44 million related to damaged fixed assets and remediation costs. The Company also recorded a gain of approximately $22 million as proceeds received for the cost to replace damaged property were in excess of the respective carrying value of the assets.
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

Results of Operations
The following table highlights the results of our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Net revenues:
Las Vegas	$1,017	$304	$2,369	$304
Regional	1,492	1,055	4,173	1,632
Caesars Digital	96	39	221	58
Managed and Branded	79	41	206	41
Corporate and Other (a)	1	4	10	8
Total	$2,685	$1,443	$6,979	$2,043

Net loss	$(231)	$(925)	$(583)	$(1,201)

Adjusted EBITDA (b):
Las Vegas	$500	$43	$1,085	$43
Regional	554	350	1,549	449
Caesars Digital	(164)	11	(171)	20
Managed and Branded	22	12	69	12
Corporate and Other (a)	(42)	(41)	(123)	(59)
Total	$870	$375	$2,409	$465

Net loss margin	(8.6)%	(64.1)%	(8.4)%	(58.8)%
Adjusted EBITDA margin	32.4%	26.0%	34.5%	22.8%
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
Consolidated comparison of the three and nine months ended September 30, 2021 and 2020
Net Revenues
Net revenues were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Casino and pari-mutuel commissions	$1,510	$981	$529	53.9%	$4,308	$1,422	$2,886	*
Food and beverage	347	127	220	173.2%	797	190	607	*
Hotel	511	200	311	155.5%	1,122	257	865	*
Other	317	135	182	134.8%	752	174	578	*
Net Revenues	$2,685	$1,443	$1,242	86.1%	$6,979	$2,043	$4,936	*
___________________
*    Not meaningful.
Consolidated revenues increased for the three and nine months ended September 30, 2021 primarily due to recent acquisitions including the Merger on July 20, 2020, the William Hill Acquisition on April 22, 2021, and the consolidation of Horseshoe Baltimore on August 26, 2021, offset by the divestiture of certain properties discussed above. In addition, net revenues for the three and nine months ended September 30, 2020 were negatively impacted by the COVID-19 public health emergency. All of our properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 and not all properties reopened as of September 30, 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of COVID-19. Local and state regulations and the implementation of social distancing and health and safety protocols in response to COVID-19 resulted in reduced gaming capacity and hotel occupancy as well as limitations on the operation of food and beverage outlets, live entertainment events, and conventions. As of September 30, 2021, all of our properties have resumed certain operations, to the extent permitted, with the exception of Lake Charles which was severely damaged by Hurricane Laura.
Operating Expenses
Operating expenses were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Casino and pari-mutuel commissions	$830	$493	$337	68.4%	$2,111	$717	$1,394	194.4%
Food and beverage	210	92	118	128.3%	484	154	330	*
Hotel	130	63	67	106.3%	317	91	226	*
Other	114	53	61	115.1%	262	63	199	*
General and administrative	486	338	148	43.8%	1,284	503	781	155.3%
Corporate	86	90	(4)	(4.4)%	228	120	108	90.0%
Impairment charges	—	—	—	*	—	161	(161)	(100.0)%
Depreciation and amortization	276	225	51	22.7%	842	324	518	159.9%
Transaction costs and other operating costs	21	220	(199)	(90.5)%	113	243	(130)	(53.5)%
Total operating expenses	$2,153	$1,574	$579	36.8%	$5,641	$2,376	$3,265	137.4%
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
Casino and pari-mutuel commissions, food and beverage, hotel, and other expenses for the three and nine months ended September 30, 2021 increased year over year as a result of recent acquisitions, including the Merger, the William Hill Acquisition, and the consolidation of Horseshoe Baltimore. In addition, the reopening of substantially all of our properties to the extent permitted by regulations governing the applicable jurisdiction and the partial return of our workforce contributed to the increased expenses noted. These increases have been offset as the Company continues to identify more efficient methods to manage marketing and promotional spend and reduce gaming expenses, as well as focus on labor efficiencies as described above. Additionally, the Company has managed recent increases in food costs and effectively improved margins by focusing on efficiencies within food and beverage venues and menu options.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal and internal audit, and property taxes. Property, general and administrative expenses also include other marketing expenses not directly related to our gaming and non-gaming operations.
General and administrative expenses for the three and nine months ended September 30, 2021 increased year over year as the result of the reopening of all of our properties to the extent permitted by regulations governing the applicable jurisdiction, the Merger, the William Hill Acquisition and the consolidation of Horseshoe Baltimore. These increases have been offset by a reduced cost structure implemented by the Company while our properties were temporarily closed due to the impact of the COVID-19 public health emergency. Additionally, synergies associated with the combined companies from the Merger have also resulted in reductions to certain administrative costs while focusing on labor efficiencies and opportunities to execute expense saving strategies.
Corporate expenses include unallocated expenses such as payroll, stock-based compensation, professional fees, and other various expenses not directly related to the Company’s operations. For the three months ended September 30, 2021 compared to the same prior year period, corporate expense decreased primarily due to reductions to certain administrative and corporate payroll costs from synergies associated with the combined companies and the elimination of redundant expenses. For the nine months ended September 30, 2021 compared to the same prior year period, corporate expenses increased primarily due to the recent acquisitions including the Merger, the William Hill Acquisition and the consolidation of Horseshoe Baltimore. In addition, payroll costs, including employee bonuses, have increased as compared to the prior year period as property performance continues to improve.
As described above, we recorded impairment charges of $116 million due to the effects of the COVID-19 public health emergency during the nine months ended September 30, 2020. In addition, $45 million of additional impairment charges related to the sale of MontBleu were recorded during the nine months ended September 30, 2020.
For the three and nine months ended September 30, 2021 compared to the same prior year period, depreciation and amortization expense increased mainly due to the recent acquisitions, including the Merger, the William Hill Acquisition, and the consolidation of Horseshoe Baltimore.
For the three and nine months ended September 30, 2021 compared to the same prior year period, transaction costs and other operating costs decreased as the three and nine months ended September 30, 2020 included acquisition-related transaction costs in connection with the Merger. Offsetting these decreases are costs or fees incurred related to the William Hill Acquisition.
Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Interest expense, net	$(579)	$(485)	$(94)	(19.4)%	$(1,734)	$(620)	$(1,114)	(179.7)%
Loss on extinguishment of debt	(117)	(173)	56	32.4%	(140)	(173)	33	19.1%
Other income (loss)	(153)	9	(162)	*	(176)	(1)	(175)	*
Benefit (provision) for income taxes	90	(138)	228	165.2%	167	(67)	234	*
___________________
*    Not meaningful.
For the three and nine months ended September 30, 2021, interest expense, net increased year over year as a result of the Merger. Outstanding debt assumed, additional debt raised, and assumed financing obligations resulted in the increase in interest expense.
For the three months ended September 30, 2021, loss on extinguishment of debt was related to the early repayment and related discount of the CRC Notes and CEI Senior Notes in addition to the repricing of the CRC Incremental Term Loan. Additionally, for the nine months ended September 30, 2021, loss on extinguishment of debt was due to the early extinguishment of the 5% Convertible Notes and the related discount on the settlement date, which was June 29, 2021. The loss on extinguishment of debt for the three and nine months ended September 30, 2020 was due to the payment of outstanding debt as a result of the Merger.
For the three and nine months ended September 30, 2021, other loss increased year over year primarily due to a loss on the change in fair value of investments and a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes.
The income tax benefit for the three months ended September 30, 2021 differed from the expected income tax expense based on the federal tax rate of 21% primarily due to the realization of capital losses previously not tax benefited due to the acquisition of William Hill. The income tax benefit for the nine months ended September 30, 2021 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to state taxes and the reclassification of Horseshoe Hammond from held for sale offset by nondeductible expense related to the convertible note conversion.
The income tax benefit for the three and nine months ended September 30, 2020 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to an increase in the valuation allowance against the deferred tax assets due to the series of transactions with VICI during the quarter.

Segment comparison of the three and nine months ended September 30, 2021 and 2020
Las Vegas Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Revenues:
Casino and pari-mutuel commissions	$329	$122	$207	169.7%	$870	$122	$748	*
Food and beverage	221	52	169	*	476	52	424	*
Hotel	303	79	224	*	660	79	581	*
Other	164	51	113	*	363	51	312	*
Net Revenues	$1,017	$304	$713	*	$2,369	$304	$2,065	*

Table game drop	$805	$510	$295	57.8%	$2,174	$510	$1,664	*
Table game hold %	22.6%	15.6%		7 pts	20.0%	15.6%		4.4 pts
Slot handle	$2,676	$1,700	$976	57.4%	$7,261	$1,700	$5,561	*

Hotel occupancy	89.6%	41.7%		47.9 pts	80.3%	41.7%		38.6 pts

Adjusted EBITDA	$500	$43	$457	*	$1,085	$43	$1,042	*
Adjusted EBITDA margin	49.2%	14.1%		35.1 pts	45.8%	14.1%		31.7 pts

Net income (loss) attributable to Caesars	$272	$(162)	$434	*	$389	$(162)	$551	*
___________________
*    Not meaningful.
Las Vegas segment’s net revenues and Adjusted EBITDA increased as a result of the Merger and reopening of all properties in accordance with state and local regulations as of September 30, 2021. In June 2021, convention venues began to reopen with conventions held and future bookings received.
During the three and nine months ended September 30, 2021, all of our reopened properties in the Las Vegas segment experienced an increase in net revenues and Adjusted EBITDA compared to Former Caesars’ prior year results for the same properties as all properties were temporarily closed during most of the same period in 2020. Slot win percentage in Las Vegas during both the three and nine months ended September 30, 2021 has been slightly higher than our typical range and hotel occupancy has been trending upward in recent quarters. Additionally, pent up demand has resulted in operations recovering at a faster rate than expected. These positive trends, however, may not be sustained due to the uncertainty of the current COVID-19 environment, including fluctuations in positive cases, new variants and the efficacy and acceptance of available vaccines.

Regional Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Revenues:
Casino and pari-mutuel commissions	$1,096	$825	$271	32.8%	$3,241	$1,247	$1,994	159.9%
Food and beverage	125	74	51	68.9%	318	137	181	132.1%
Hotel	208	121	87	71.9%	462	178	284	159.6%
Other	63	35	28	80.0%	152	70	82	117.1%
Net Revenues	$1,492	$1,055	$437	41.4%	$4,173	$1,632	$2,541	155.7%

Table game drop	$1,198	$1,112	$86	7.7%	$3,315	$1,412	$1,903	134.8%
Table game hold %	20.7%	20.7%		(0) pts	20.8%	20.6%		0.2 pts
Slot handle	$11,921	$11,034	$887	8.0%	$34,053	$15,335	$18,718	122.1%

Adjusted EBITDA	$554	$350	$204	58.3%	$1,549	$449	$1,100	*
Adjusted EBITDA margin	37.1%	33.2%		3.9 pts	37.1%	27.5%		9.6 pts

Net income (loss) attributable to Caesars	$239	$45	$194	*	$555	$(186)	$741	*
___________________
*    Not meaningful.
Regional segment’s net revenues, Adjusted EBITDA and margin increased for the three and nine months ended September 30, 2021 compared to the same prior year period as a result of the Merger and the consolidation of Horseshoe Baltimore. The increase was slightly offset by closures of certain properties due to Hurricane Ida and the Caldor fire. As of September 30, 2021, all of our properties in our Regional segment have reopened, with the exception of Lake Charles due to the weather disruption described above. Slot win percentage in the Regional segment during both the three and nine months ended September 30, 2021 has been within our typical range. Additionally, pent up demand has resulted in operations recovering at a faster rate than expected. These positive trends, however, may not be sustained due to the uncertainty of the current COVID-19 environment, including fluctuations in positive cases, new variants and the efficacy and acceptance of available vaccines.
In our Regional segment, net revenues, Adjusted EBITDA and Adjusted EBITDA margin increased compared to the prior year across all properties, including Former Caesars’, due to reductions in workforce and marketing costs, synergies from the purchasing power of the combined Caesars organization, and limitations on certain lower margin food and beverage offerings.

Caesars Digital Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Revenues:
Casino and pari-mutuel commissions	$85	$34	$51	150.0%	$197	$53	$144	*
Other	11	5	6	120.0%	24	5	19	*
Net Revenues	$96	$39	$57	146.2%	$221	$58	$163	*

Sports betting handle (a)	$1,528	$14	$1,514	*	$2,442	$14	$2,428	*
iGaming handle	$1,467	$962	$505	52.5%	$3,754	$1,649	$2,105	127.7%

Adjusted EBITDA	$(164)	$11	$(175)	*	$(171)	$20	$(191)	*
Adjusted EBITDA margin	(170.8)%	28.2%		*	(77.4)%	34.5%		*

Net income (loss) attributable to Caesars	$(190)	$11	$(201)	*	$(220)	$20	$(240)	*
___________________
*    Not meaningful.
(a)Caesars Digital generated an additional $196 million and $325 million of sports betting handle, which is not included in this table for the three and nine months ended September 30, 2021, respectively, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all. or a share of, the net profits. Sports betting handle includes $14 million and $26 million for the three and nine months ended September 30, 2021, respectively, related to horse racing and pari-mutuel wagers.
Caesars Digital is a newly developed segment which includes Caesars operations for retail and mobile sports betting, online casino, and online poker. It is comprised of the Caesars interactive business acquired in the Merger, operations acquired in the William Hill Acquisition and historical iGaming at Tropicana Atlantic City. Caesars Digital’s sports betting handle, iGaming handle, and net revenues increased significantly for the three and nine months ended September 30, 2021 compared to the same prior year period due to the acquisitions and the recent marketing launch of our new sportsbook applications in nine states. However, net revenues for the three and nine months ended September 30, 2021 were negatively impacted by a sports betting hold percentage that was below our typical range. The low hold percentage was driven in part by increased odds and profit boosts, which are promotional enhancements that improve odds or wager payouts for customers. In addition, our hold percentage was negatively impacted by competitive pricing strategies and lower than typical hold in certain betting markets. iGaming hold percentage for the three and nine months ended September 30, 2021 was within our typical range.
In connection with the launch of our Caesars branded sportsbook and iGaming applications, we expect to continue to deploy a significant level of marketing spend to build brand awareness and acquire and retain customers. As sports betting and online casinos continue to expand through increased state legalization and customer adoption, growth in marketing and promotional costs in highly competitive markets have negatively impacted Caesars Digital EBITDA and EBITDA margins in comparison to prior periods.

Managed and Branded Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Revenues:
Food and beverage	$1	$1	$—	—%	$3	$1	$2	200.0%
Other	78	40	38	95.0%	203	40	163	*
Net Revenues	$79	$41	$38	92.7%	$206	$41	$165	*

Adjusted EBITDA	$22	$12	$10	83.3%	$69	$12	$57	*
Adjusted EBITDA margin	27.8%	29.3%		(1.5) pts	33.5%	29.3%		4.2 pts

Net income (loss) attributable to Caesars	$38	$(3)	$41	*	$40	$(3)	$43	*
___________________
*    Not meaningful.
We manage several properties and license rights to the use of our brands. These revenue agreements typically include reimbursement of certain costs that we incur directly. Such costs are primarily related to payroll costs incurred on behalf of the properties under management. The revenue related to these reimbursable management costs has a direct impact on our evaluation of Adjusted EBITDA margin which, when excluded, reflects margins typically realized from such agreements. The table below presents the amount included in net revenues and total operating expenses related to these reimbursable costs.

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Reimbursable management revenue	$57	$25	$32	128.0%	$137	$25	$112	*
Reimbursable management cost	57	25	32	128.0%	137	25	112	*
___________________
*    Not meaningful.
Managed and Branded segment’s net revenues and Adjusted EBITDA increased as a result of the Merger. Upon the consolidation of Horseshoe Baltimore, the property was moved from the Managed and Branded segment to the Regional segment above. All of our managed and branded properties have reopened as of September 30, 2021.
For the three and nine months ended September 30, 2021, net revenues and Adjusted EBITDA for Managed and Branded increased as compared to Former Caesars’ prior period.
Corporate & Other

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2021	2020	Variance		2021	2020	Variance
Revenues:
Other	$1	$4	$(3)	(75.0)%	$10	$8	$2	25.0%
Net Revenues	$1	$4	$(3)	(75.0)%	$10	$8	$2	25.0%

Adjusted EBITDA	$(42)	$(41)	$(1)	(2.4)%	$(123)	$(59)	$(64)	(108.5)%
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Nine Months Ended September 30, 2021 and 2020
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense, net of interest capitalized, (benefit) provision for income taxes, unrealized (gain) loss on investments and marketable securities, depreciation and amortization, stock-based compensation, impairment charges, transaction expenses, severance expense, selling costs associated with the divestitures of properties, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss related to divestitures, changes in the fair value of certain derivatives and certain non-recurring expenses such as sign-on and retention bonuses, business optimization expenses and transformation expenses, certain litigation awards and settlements, losses on inventory associated with properties temporarily closed as a result of the COVID-19 public health emergency, contract exit or termination costs, and certain regulatory settlements. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. It is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our leases with affiliates of GLPI and VICI Properties, Inc. and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following table summarizes our Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020, respectively, in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended September 30, 2021
(In millions)	CEI	Pre-Cons. Baltimore (d)	Less: Divest. Add: Disc. Ops (e)(f)	Total (g)
Net loss attributable to Caesars	$(233)	$(38)	$(7)	$(278)
Net income attributable to noncontrolling interests	2	—	—	2
Discontinued operations, net of income taxes	4	—	9	13
(Benefit) provision for income taxes	(90)	—	1	(89)
Other loss (a)	153	40	—	193
Loss on extinguishment of debt	117	—	—	117
Interest expense, net	579	2	—	581
Depreciation and amortization	276	3	—	279
Transaction costs and other operating costs (b)	21	2	—	23
Stock-based compensation expense	21	—	—	21
Other items (c)	20	—	—	20
Adjusted EBITDA	$870	$9	$3	$882

	Three Months Ended September 30, 2020
(In millions)	CEI	Pre-Cons. Baltimore (d)	Pre-Acq. WH US (h)	Pre-Acq. CEC (i)	Less: Divest. Add: Disc. Ops (e)(f)	Total (j)
Net income (loss) attributable to Caesars	$(926)	$1	$1	$(173)	$67	$(1,030)
Net income (loss) attributable to noncontrolling interests	1	—	—	(62)	62	1
Discontinued operations, net of income taxes	7	—	—	—	(5)	2
(Benefit) provision for income taxes	138	—	(4)	(51)	(6)	77
Other (income) loss (a)	(9)	—	(2)	67	(6)	50
Loss on extinguishment of debt	173	—	—	—	—	173
Interest expense, net	485	4	—	72	(11)	550
Depreciation and amortization	225	4	6	53	(5)	283
Impairment charges	—	—	—	124	(124)	—
Transaction costs and other operating costs (b)	220	1	1	22	—	244
Stock-based compensation expense	45	—	—	3	—	48
Other items (c)	16	—	(1)	19	1	35
Adjusted EBITDA	$375	$10	$1	$74	$(27)	$433

	Nine Months Ended September 30, 2021
(In millions)	CEI	Pre-Cons. Baltimore (d)	Pre-Acq. WH US (h)	Less: Divest. Add: Disc. Ops (e)(f)	Total (g)
Net income (loss) attributable to Caesars	$(585)	$(32)	$(33)	$2	$(648)
Net income attributable to noncontrolling interests	2	—	—	—	2
Discontinued operations, net of income taxes	38	—	—	(23)	15
(Benefit) provision for income taxes	(167)	—	(2)	3	(166)
Other (income) loss (a)	176	40	(2)	—	214
Loss on extinguishment of debt	140	—	—	—	140
Interest expense, net	1,734	9	—	—	1,743
Depreciation and amortization	842	10	8	—	860
Transaction costs and other operating costs (b)	113	6	27	—	146
Stock-based compensation expense	64	—	—	—	64
Other items (c)	52	—	2	—	54
Adjusted EBITDA	$2,409	$33	$—	$(18)	$2,424

	Nine Months Ended September 30, 2020
(In millions)	CEI	Pre-Cons. Baltimore (d)	Pre-Acq. WH US (h)	Pre-Acq. CEC (i)	Less: Divest. Add: Disc. Ops (e)(f)	Total (j)
Net income (loss) attributable to Caesars	$(1,202)	$(11)	$(17)	$(1,059)	$260	$(2,029)
Net income (loss) attributable to noncontrolling interests	1	—	—	(67)	63	(3)
Discontinued operations, net of income taxes	7	—	—	—	(5)	2
(Benefit) provision for income taxes	67	—	(17)	(224)	2	(172)
Other (income) loss (a)	1	(10)	(3)	(45)	(19)	(76)
Loss on extinguishment of debt	173	—	—	—	—	173
Interest expense, net	620	12	—	750	(67)	1,315
Depreciation and amortization	324	12	15	559	(42)	868
Impairment charges	161	—	—	189	(203)	147
Transaction costs and other operating costs (b)	243	1	24	71	(6)	333
Stock-based compensation expense	55	—	—	26	—	81
Other items (c)	15	—	—	54	(1)	68
Adjusted EBITDA	$465	$4	$2	$254	$(18)	$707
____________________
(a)Other (income) loss for the three and nine months ended September 30, 2021 primarily represents a loss on the change in fair value of investments held by the Company and a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes. Other (income) loss for the three and nine months ended September 30, 2020 primarily represents unrealized loss on the change in fair value of the derivative liability related to the 5% Convertible Notes, slightly offset by gains on investments held by the Company and realized gains on conversion of the 5% Convertible Notes.
(b)Transaction costs and other operating costs for the three and nine months ended September 30, 2021 and 2020 primarily represent costs related to the William Hill Acquisition and the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
(c)Other items primarily represent certain consulting and legal fees, rent for non-operating assets, relocation expenses, retention bonuses, and business optimization expenses.
(d)Represents results of operations for Horseshoe Baltimore for periods prior to the consolidation resulting from the Company’s increase in its ownership interest on August 26, 2021, excluding amounts associated with our management of the property which eliminate on consolidation. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.
(e)Discontinued operations include Harrah’s Louisiana Downs. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.
(f)Divestitures for the three and nine months ended September 30, 2021 include results of operations for MontBleu and Evansville, and discontinued operations of Caesars Southern Indiana and Caesars UK Group. For the three and nine months ended September 30, 2020 include results of operations for Kansas City, Vicksburg, Eldorado Shreveport, MontBleu, Evansville and discontinued operations of the Korea JV, Harrah’s Reno, Bally’s Atlantic City, Caesars Southern Indiana and Caesars UK Group. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.

(g)Excludes results of operations from divestitures as detailed in (f) and includes results of operations of Horseshoe Baltimore for periods prior to the consolidation, William Hill US prior to the acquisition and from discontinued operations for the periods presented. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.
(h)Pre-acquisition William Hill represents results of operations for William Hill prior to the acquisition. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and, for the 2021 and 2020 periods, do not conform to GAAP.
(i)Pre-acquisition CEC represents results of operations for Former Caesars prior to the Merger. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and, for the 2020 periods, do not conform to GAAP.
(j)Excludes results of operations from divestitures as detailed in (f) and includes results of operations of Horseshoe Baltimore for periods prior to the consolidation, William Hill US prior to the acquisition and of Former Caesars prior to the Merger, including discontinued operations, for the relevant period. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to our reported results of operations.
Liquidity and Capital Resources
We are a holding company and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on existing cash on hand, contracted asset sales, cash flows from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources are existing cash on hand, cash flows from operations, availability of borrowings under our revolving credit facilities, proceeds from the issuance of debt and equity securities and proceeds from completed asset sales. Our cash requirements may fluctuate significantly depending on our decisions with respect to business acquisitions or divestitures and strategic capital and marketing investments.
As of September 30, 2021, our cash on hand and revolving borrowing capacity was as follows:

(In millions)	September 30, 2021
Cash and cash equivalents	$1,072
Revolver capacity (a)	2,220
Revolver capacity committed to letters of credit	(92)
Available revolver capacity committed as regulatory requirement	(48)
Total	$3,152
___________________
(a)Revolver capacity includes $1.2 billion under our CEI Revolving Credit Facility, due July 2025, $1.0 billion under our CRC Revolving Credit Facility, due December 2022 and $10 million under our Baltimore Revolving Credit Facility, due July 2022.
During the nine months ended September 30, 2021, our operating activities generated operating cash inflows of $974 million, as compared to operating cash outflows of $203 million during the nine months ended September 30, 2020 due to the results of operations described above. In addition, we continue to improved our financial position and reduce our operating costs related to our debt through accelerated repayments, amendments to existing debt agreements and obtaining favorable rates on new borrowings.
On September 21, 2021, CRC entered into a second amendment related to the CRC Incremental Term Loan to reduce the interest rate margins to 3.50% per annum in the case of any London Inter-bank Offered Rate (“LIBOR”) loan or 2.50% per annum in the case of any base rate loan. The CRC Incremental Term Loan is a LIBOR based loan of which the amendment lowers our annual interest cost by reducing the applicable margin by 100 basis points from 4.50% to 3.50%.
On September 24, 2021, the Company repaid $889 million in aggregate principal amount of the $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the “CRC Notes”). The Company recognized a total of $106 million of loss on extinguishment of debt. The remaining $811 million in aggregate principal amount of the CRC Notes was redeemed on October 15, 2021 and the Company recognized and additional loss on extinguishment of debt of approximately $93 million. The Company classified the cash used to repay the remaining aggregate principal balance as long-term restricted cash in Other assets, net as of September 30, 2021.
During the quarter ended September 30, 2021, the Company purchased $76 million of aggregate principal amount of the $1.8 billion 8.125% Senior Notes due 2027 (the “CEI Senior Notes”) and recognized $10 million of loss on extinguishment of debt. The Company purchased an additional $24 million in aggregate principal amount of the CEI Senior Notes subsequent to September 30, 2021. In October 2021, we cancelled a total of $100 million of aggregate principal, which we purchased.
On September 24, 2021, the Company issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029 (the “Senior Notes”) pursuant to an indenture dated as of September 24, 2021 between the Company and U.S. Bank National

Association, as Trustee. The proceeds, in addition to cash on hand, were used to repay the outstanding CRC Notes, as described above. The Senior Secured Notes will mature on October 15, 2029 with interest paid on April 15 and October 15 of each year, commencing April 15, 2022.
In connection with the increase of our interest, Horseshoe Baltimore’s outstanding indebtedness of $284 million in the aggregate principal amount of a senior secured term loan facility (the “Baltimore Term Loan”) and amounts outstanding, if any, under Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”) have been consolidated in the Company’s financial statements. The Baltimore Term Loan matures in 2024 and is subject to a variable rate of interest calculated as LIBOR plus 4.00%. The Baltimore Revolving Credit Facility has borrowing capacity of up to $10 million and matures in 2022, subject to a variable rate of interest calculated as LIBOR plus 6.00%. As of September 30, 2021, there was $10 million of available borrowing capacity under the Baltimore Revolving Credit Facility.
On September 30, 2020, the Company announced that it had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which the Company would acquire the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction. On April 20, 2021, a UK Court sanctioned the proposed acquisition and on April 22, 2021, the Company completed the William Hill Acquisition for £2.9 billion, or approximately $3.9 billion.
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company (the “Bridge Facility Borrower”) entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the debt financing. The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility. The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The Interim Facilities Agreement entered into on October 6, 2020, and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, we repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company borrowed the full £116 million available under the revolving credit facility and the funds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. In addition, $1.1 billion of debt, at book value which approximates fair value, is held for sale related to two trust deeds assumed in the William Hill Acquisition. One trust deed relates to £350 million aggregate principal amount of 4.750% Senior Notes due 2026, and the other trust deed relates to £350 million aggregate principal amount of 4.875% Senior Notes due 2023. Each of the trust deeds contain a put option due to the change in control which allowed noteholders to require the Company to purchase the notes at 101% of the principal amount thereof together with interest accrued. The put period expired on July 26, 2021, and approximately £1 million of debt was repurchased. Outstanding borrowings under the Bridge Credit Agreement are expected to be repaid upon the sale of William Hill International, all of which are held for sale and related activity is reflected within discontinued operations. On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. After repayment of the outstanding debt under the Bridge Credit Agreement, described above, and other working capital adjustments, the Company expects to receive approximately £835 million, or $1.2 billion. The sale is subject to satisfaction of customary conditions, including receipt of the approval of shareholders of 888 Holdings Plc and regulatory approvals, and is expected to close in the first quarter of 2022.
We expect that our primary capital requirements going forward will relate to the operation and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Master Lease, the VICI leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the remainder of 2021 and for 2022 are expected to increase compared to prior periods as a result of the additional properties acquired in the Merger, the William Hill Acquisition and new development projects including the ongoing launch of our Caesars branded sportsbook and iGaming applications in our Caesars Digital segment. In addition, we may, from time to time, seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
In 2020, we funded $400 million to escrow as of the closing of the Merger and have begun to utilize those funds in accordance with a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash in Other assets, net. As of September 30, 2021, our restricted cash balance in the escrow account was $328 million for future capital expenditures in New Jersey.

As a condition of the extension of the casino operating contract and ground lease for Harrah’s New Orleans, we are also required to make a capital investment of $325 million in Harrah’s New Orleans by July 15, 2024. In connection with the capital investment in Harrah’s New Orleans, we expect to rebrand the property as Caesars New Orleans.
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm. The hurricane severely damaged Lake Charles and the Company has begun to receive insurance proceeds related to, in part, estimated damages and repairs that have been incurred to the property. A portion of the proceeds received is expected to be utilized for the construction of a new land-based casino which is expected to be completed in the second half of 2022.
Cash spent for capital expenditures totaled $313 million and $95 million for the nine months ended September 30, 2021 and 2020, respectively. The following table summarizes our capital expenditures for the nine months ended September 30, 2021, and an estimated range of capital expenditures for the remainder of 2021:

	Nine Months Ended September 30, 2021	Estimate of Remaining Capital Expenditures for 2021
(In millions)	Actual	Low	High
Atlantic City	$74	$65	$85
Indiana racing operations	15	5	10
Total estimated capital expenditures from restricted cash	89	70	95
Lake Charles	33	15	20
New Orleans	19	25	35
Caesars Digital	43	25	35
Other growth and maintenance projects	129	100	125
Total estimated capital expenditures from unrestricted cash and insurance proceeds	224	165	215
Total	$313	$235	$310
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $108 million for the remainder of 2021, excluding elective debt repayments such as the early extinguishment of the remaining CRC Notes. We also lease certain real property assets from third parties, including VICI and GLPI. We estimate our lease payments to VICI and GLPI to be approximately $290 million for the remainder of 2021.
On June 21, 2021, the Company delivered a notice of mandatory conversion to the trustee of the 5% Convertible Notes to convert all outstanding notes on June 24, 2021. All outstanding notes, at the election of either the Company or the holder, were subject to conversion into approximately 0.014 shares of the Company’s Common Stock (“Company Common Stock”) and approximately $1.17 of cash per $1.00 principal amount of the 5% Convertible Notes. During the nine months ended September 30, 2021, the Company converted the remaining outstanding aggregate principal amount of the 5% Convertible Notes, which resulted in cash payments of $367 million, net of amounts paid into our trust accounts and the issuance of approximately 5 million shares of Company Common Stock.
The Company periodically divests assets that it does not consider core to its business to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. In June 2021, the IGC amended its order that previously required the Company to sell a third casino asset in the state of Indiana. As a result, Caesars will not be required to sell Horseshoe Hammond. We have divested of several international properties including an interest in a Korea joint venture and the Caesars UK Group, which includes Emerald Resort & Casino. The sale of the Caesars UK Group closed on July 16, 2021, and the buyer assumed all liabilities associated with the Caesars UK Group. We also expect to divest of William Hill International in the first quarter of 2022, as described above.
On April 6, 2021, the Company consummated the sale of the equity interests of MontBleu for $15 million, subject to a customary working capital adjustment, resulting in a gain of less than $1 million. The purchase price is due no later than the first anniversary of the closing of the sale.
On September 3, 2020, the Company and VICI entered into an agreement to sell Harrah’s Louisiana Downs with Rubico Acquisition Corp. for $22 million, subject to a customary working capital adjustment, where the proceeds will be split between the Company and VICI. On November 1, 2021, the sale of Harrah’s Louisiana Downs was completed. The annual base rent payments under the Regional Master Lease between Caesars and VICI will remain unchanged.

On June 3, 2021, the Company consummated the sale of the real property and equity interests of Evansville to GLPI and Bally’s Corporation, respectively, for $480 million in cash, subject to a customary working capital adjustment, resulting in a gain of approximately $12 million.
On December 1, 2020, the Company entered into a definitive agreement with CQ Holding Company, Inc. to sell the equity interests of Baton Rouge. The definitive agreement provides that the consummation of the sale is subject to satisfaction of customary conditions, including receipt of required regulatory approvals, and is expected to close in the fourth quarter of 2021.
On December 24, 2020, the Company entered into an agreement to sell the equity interests of Caesars Southern Indiana to the EBCI for $250 million, subject to a customary working capital adjustment. On September 3, 2021, the Company completed the sale of Caesars Southern Indiana and recorded a gain of approximately $12 million. In connection with this transaction, Company’s annual base rent payments to VICI Properties under the Regional Master Lease were reduced by $33 million.
If the agreed upon selling price for future divestitures does not exceed the carrying value of the assets, we may be required to record additional impairment charges in future periods which may be material.
We expect that our current liquidity, cash flows from operations, availability of borrowings under committed credit facilities and proceeds from the announced asset sales will be sufficient to fund our operations, capital requirements and service our outstanding indebtedness for the next twelve months. However, we cannot be certain that the COVID-19 public health emergency will not adversely affect our business, financial condition and results of operations or cause disruption in the financial markets that could adversely affect ability to access additional capital.
Debt and Master Lease Covenant Compliance
The Caesars Resort Collection (“CRC”) Credit Agreement, the CEI Revolving Credit Facility, the Baltimore Term Loan and the indentures related to the CEI Senior Secured Notes, the CEI Senior Notes, the CRC Senior Secured Notes, Senior Notes and the CRC Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit our ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
The CRC Revolving Credit Facility and CEI Revolving Credit Facility include a maximum first-priority net senior secured leverage ratio financial covenant of 6.35:1, which is applicable solely to the extent that certain testing conditions are satisfied. The Baltimore Revolving Credit Facility includes a senior secured leverage ratio financial covenant of 5.0:1. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document. The Company is subject to the financial covenants for quarters beginning after September 30, 2021.
The GLPI Master Lease and VICI leases contain certain operating, capital expenditure and financial covenants, including minimum capital improvement expenditures and a rent coverage ratio.
Liabilities held for sale include $612 million of debt related to the asset sale bridge facility and the revolving credit facility. The Bridge Credit Agreement includes a financial covenant requiring the Bridge Facility Borrower to comply with a maximum total net leverage ratio of 10.50 to 1.00 beginning the fiscal quarter ending on September 30, 2021. The borrowings under the Bridge Credit Agreement are guaranteed by the Bridge Facility Borrower and the Bridge Facility Borrower’s material wholly-owned subsidiaries (subject to exceptions), and are secured by a pledge of substantially all of the existing and future property and assets of the Bridge Facility Borrower and the guarantors (subject to exceptions). No financial covenants are related to the $1.1 billion of debt from the two trust deeds assumed in the William Hill Acquisition.
As of September 30, 2021, we were in compliance with all of the applicable financial covenants described above.
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
As of September 30, 2021, we have acquired 223,823 shares of common stock under the program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the nine months ended September 30, 2021 and 2020.

Contractual Obligations
The Company assumed various long-term debt arrangements, financing obligations and leases, previously described, associated with Former Caesars as result of the consummation of the Merger, William Hill related to the William Hill Acquisition. We also consolidate additional debt related to Horseshoe Baltimore. See Note 2 for a description of the Merger, the William Hill Acquisition and the consolidation of Horseshoe Baltimore. See Note 8 for additional contractual obligations. There have been no other material changes during the nine months ended September 30, 2021 to our contractual obligations as disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
As of September 30, 2021, long-term variable-rate borrowings totaled $6.6 billion under the CRC term loans and the Baltimore term loan and no amounts were outstanding under the CEI Revolving Credit Facility, CRC Revolving Credit Facility and Baltimore Revolving Credit Facility. Long-term variable-rate borrowings under the CRC term loans and the Baltimore term loan represented approximately 43% of consolidated long-term debt as of September 30, 2021. We have entered into seven interest rate swap agreements to fix the interest rate on $2.3 billion of variable rate debt, and $4.3 billion of debt remains subject to variable interest rates for the term of the agreements. During the nine months ended September 30, 2021, the weighted average interest rates on our variable and fixed rate debt were 3.09% and 6.30%, respectively.
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
The Company has entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP and to fix the exchange rate for a portion of the funds used in the William Hill Acquisition, repayment of related debt and expected proceeds of the sale of William Hill International. On April 23, 2021, the Company entered into a foreign exchange forward contract to purchase £237 million at a contracted exchange rate, which was settled on June 11, 2021. Similarly, the Company has entered into foreign exchange forward contracts to sell £717 million at a contracted exchange rate. The forward term of the contracts ends on December 31, 2021 and March 31, 2022. We may elect to enter into additional such agreements as we continue to mitigate our exposure to changes in foreign currency exchange rates.
We evaluate our exposure to market risk by monitoring interest rates in the marketplace and have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There were no other material quantitative changes in our market risk exposure, or how such risks are managed, for the nine months ended September 30, 2021.

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
Excluding the William Hill Acquisition, there were no changes in our internal controls over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those risk factors during the nine months ended September 30, 2021, except for the following additional risk factors related to the William Hill Acquisition and the operation of our digital business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Composite Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 10-Q filed on August 4, 2021.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company.	Previously filed on Form 8-K filed on June 18, 2021.

3.3	Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on July 21, 2020.

4.1	Indenture dated as of September 24, 2021, by and between Caesars Entertainment., the guarantors party thereto and U.S. Bank National Association.	Previously filed on Form 8-K filed on September 27, 2021.

4.2
Second Supplemental Indenture, dated as of August 6, 2021, among Caesars Entertainment, Inc., CRC Finco, Inc., Caesars Resort Collection, LLC and U.S. Bank National Association, as trustee and collateral agent.
Previously filed on Form 8-K filed on August 10, 2021.

4.3	Fourth Supplemental Indenture, dated as of August 6, 2021, among Caesars Inc., CRC Finco, Inc. Caesars Resort Collection, LLC and Deutsche Bank Trust Company Americas, as trustee.	Previously filed on Form 8-K filed on August 10, 2021.

10.1	Second Amendment to Credit Agreement, dated September 21, 2021.	Previously filed on Form 8-K filed on September 27, 2021.

10.2	Fifth Amendment to Lease (Las Vegas) dated as of September 3, 2021, by and among CPLV Property Owner LLC, Claudine Propco LLC, Desert Palace LLC and CEOC, LLC.	Filed herewith.

10.3	Fifth Amendment to Lease (Joliet), dated as of September 3, 2021, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.	Filed herewith.

10.4	Eighth Amendment to Lease (Regional), dated as of September 3, 2021, by and among the entities listed on Schedule A and B thereto.	Filed herewith.

10.5	Guarantee Agreement, dated as of August 6, 2021, by Caesars Entertainment, Inc. in favor of U.S. Bank National Association, as collateral agent.	Previously filed on Form 8-K filed on August 10, 2021.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

99.1	Financial Information of Caesars Resort Collection, LLC	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

Date: November 4, 2021	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)