Form 10-K
period 2021-12-31
Caesars Entertainment, Inc.
filed 2022-02-24
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was $21.1 billion at June 30, 2021 based upon the closing price for the shares of CZR’s common stock as reported by The Nasdaq Stock Market.
As of February 17, 2022, there were 214,123,451 outstanding shares of the Registrant’s Common Stock, net of treasury shares.
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2021.

CAESARS ENTERTAINMENT, INC.
ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2021

PART I
In this filing, Caesars Entertainment, Inc., a Delaware corporation, is referred to as the “Company,” “CEI,” “Caesars,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.”
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
Item 1.    Business
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, we grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Tropicana Entertainment, Inc. in 2018. On July 20, 2020, we completed the merger with Caesars Entertainment Corporation (“Former Caesars”) pursuant to which Former Caesars became our wholly-owned subsidiary (the “Merger”) and we changed the Company’s ticker symbol on the NASDAQ Stock Market from “ERI” to “CZR”. On April 22, 2021, we completed the acquisition of William Hill PLC (the “William Hill Acquisition”).
Our primary source of revenue is generated by casino properties’ gaming operations, retail and online sports betting, as well as online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
We lease certain real property assets from third parties, including GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) and VICI Properties L.P., a Delaware limited partnership (“VICI”).
As of December 31, 2021, we own, lease or manage an aggregate of 52 domestic properties in 16 states with approximately 55,700 slot machines, video lottery terminals and e-tables, approximately 2,900 table games and approximately 47,700 hotel rooms. We also operate and conduct sports wagering across 21 states and domestic jurisdictions, 14 of which are mobile for sports betting, and operate regulated online real money gaming in five states. We continue to expand into additional markets as jurisdictions legalize forms of retail and online sports betting. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. See Item 2, “Properties,” for more information about our properties.
Significant Transactions in 2021
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
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company (the “Bridge Facility Borrower”) entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing (as defined below). The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, we repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. Outstanding borrowings under the Bridge Credit Agreement are expected to be repaid upon the sale of William Hill’s non-U.S. operations including the UK and international online divisions and the retail betting shops (collectively, “William Hill International”), all of which are held for sale as of the date of the closing of the William Hill Acquisition and reflected within discontinued operations. Certain investments acquired have been excluded from the held for sale asset group.
On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. After repayment of the outstanding debt under the Bridge Credit Agreement, described above, the Company expects to receive approximately £835 million, or $1.2 billion, subject to any permitted leakage, which is customary for sale transactions in the UK. In order to manage the risk of changes in the GBP denominated sales price and expected proceeds, the Company has entered into foreign exchange forward contracts. The sale is subject to satisfaction of customary conditions, including receipt of the approval of shareholders of 888 Holdings Plc and regulatory approvals, and is expected to close in the second quarter of 2022.
On April 6, 2021, the Company consummated the sale of the equity interests of MontBleu Casino Resort & Spa (“MontBleu”) to Bally’s Corporation for $15 million, subject to a customary working capital adjustment, resulting in a gain of less than $1 million. The purchase price for MontBleu is due no later than the first anniversary of the consummation of the transaction. MontBleu was within the Regional segment.
On June 3, 2021, the Company consummated the sale of the real property and equity interests of Tropicana Evansville (“Evansville”) to GLPI and Bally’s Corporation (formerly “Twin River” or Twin River Worldwide Holdings, Inc.), respectively, for $480 million, resulting in a gain of $12 million. Evansville was within the Regional segment.
On September 3, 2021, the Company consummated the sale of Caesars Southern Indiana to the Eastern Band of Cherokee Indians (“EBCI”) for $250 million, subject to a customary working capital adjustment, resulting in a gain of $12 million. In connection with the transaction, the Company’s annual base rent payments to VICI Properties under the Regional Master Lease (as defined below) were reduced by $33 million. Additionally, the Company and EBCI extended their existing relationship by entering into a 10-year brand license agreement, with cancellation rights in exchange for a termination fee at the buyer’s discretion following the fifth anniversary of the agreement, for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. Caesars Southern Indiana was previously reported within the Regional segment and subsequent to the sale, as a result of the license agreement relating to the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana, is reported within the Managed and Branded segment.
On November 1, 2021, the Company and VICI consummated the sale of Harrah’s Louisiana Downs Casino, Racing & Entertainment (“Harrah’s Louisiana Downs”) to Rubico Acquisition Corp. for $22 million, subject to a customary working capital adjustment. The proceeds from the sale were split between the Company and VICI. The annual base rent payments under the Regional Lease between Caesars and VICI remain unchanged.
On August 26, 2021, the Company increased its ownership interest in CBAC Borrower, LLC (“Horseshoe Baltimore”), a property which it also manages, to approximately 75.8%. Caesars was subsequently determined to have a controlling financial interest in Horseshoe Baltimore and we began to consolidate the results of operations of the property following our change in ownership. Our previously held investment was remeasured as of the date of our change in ownership and the Company recognized a gain of $40 million during the year ended December 31, 2021. Management fees received prior to the consolidation event have been presented within our Managed and Branded segment. Following the increase in ownership, the operations of Horseshoe Baltimore are presented within the Regional segment.
On December 1, 2020, the Company entered into an agreement to sell the operations of Belle of Baton Rouge Casino & Hotel (“Baton Rouge”) to CQ Holding Company, Inc. The transaction has received regulatory approvals and is expected to close in the first quarter of 2022, subject to other customary closing conditions.
Developments related to COVID-19
In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and spread throughout much of the world, including the U.S. All of the Company’s casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of COVID-19. During the year ended December 31, 2021, most of our properties experienced positive trends as restrictions on maximum capacities and amenities available were eased.
Following temporary furloughs and salary reductions during 2020, the Company has emphasized a focus on labor efficiencies as operations resumed. As properties began to reopen during the year ended December 31, 2020, certain capacity restrictions, mask mandates, sanitation guidelines, and the federal COVID-19 vaccine and testing emergency temporary standard were adhered to as required by governmental or tribal orders, directives, and guidelines.

The Company experienced positive operating trends in 2021, with a continued focus on operational efficiencies. Although we have experienced a decline in net income, Adjusted EBITDA and Adjusted EBITDA margins for the year ended December 31, 2021 exceeded pre-pandemic levels experienced in 2019 within our Las Vegas and Regional segments. However, certain revenue streams, such as convention and entertainment revenues, continued to be negatively impacted due to capacity restrictions in the first half of 2021. Future effects of COVID-19 from further outbreaks, including new variants, mask mandates or other restrictions are uncertain and could result in additional closures such as the temporary closure of Caesars Windsor from January 5, 2022 through January 31, 2022. Extensive closure periods impacting many of our properties would have a material adverse effect on future results of operations.
Business Operations
Our consolidated business is composed of five complementary businesses that reinforce, cross-promote, and build upon each other: casino, which includes our online sports betting and iGaming, food and beverage, hotel, casino management services, retail and entertainment and other business operations.
Casino Operations
Our casino operations generate revenues from approximately 55,700 slot machines and 2,900 table games, including poker, as well as other games such as keno, and race and online sportsbooks, all of which comprised approximately 61% of our total net revenues in 2021. Slot revenues generate the majority of our casino revenues.
Online Sports Betting and iGaming
We previously entered into a 25-year agreement with William Hill PLC’s U.S. subsidiary, William Hill U.S. Holdco, Inc. (“William Hill US” and together with William Hill PLC, “William Hill”), which became effective January 29, 2019, and granted to William Hill the right to conduct betting activities, including operating sportsbooks, in retail channels and under certain skins for online channels with respect to our current and future properties and conduct certain real money online gaming activities. On April 22, 2021, we consummated our previously announced acquisition of William Hill PLC in an all-cash transaction. Prior to the transaction, we accounted for our investment in William Hill PLC as an investment in equity securities we accounted for our investment in William Hill US as an equity method investment.
Prior to the acquisition, William Hill operated 37 sportsbooks at our properties in eight states. Subsequent to the William Hill Acquisition, we operate and conduct sports wagering across 21 U.S. states and domestic jurisdictions as of December 31, 2021. Additionally, we operate regulated online real money gaming businesses in five states and continue to leverage the World Series of Poker (“WSOP”) brand, and license the WSOP trademarks for a variety of products and services. Players in markets such as New Jersey can play hundreds of casino games including slots, table games, and video poker and we expect to similarly increase product offerings in Pennsylvania, Michigan and additional states as iGaming is legalized.
Extensive usage of digital platforms, continued legalization in additional states, and growing bettor demand are driving the market for online sports betting platforms in the United States and the William Hill Acquisition positioned us to address this growing market.
On August 2, 2021, we launched our Caesars Sportsbook app on our owned and integrated technology platform we have labeled Liberty (“Liberty”). We have launched a significant marketing campaign with distinguished actors, athletes and media personalities promoting the launch of the Caesars Sportsbook app. The app offers extensive pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. Caesars Sportsbook has partnerships with the NFL, NBA, NHL, MLB, and several individual teams, while being the exclusive odds provider for ESPN and CBS Sports. We continue to create new partnerships among collegiate and professional sports teams including the exclusive naming-rights partnership that rebranded the Caesars Superdome. Growth in the Caesars Digital segment continues to be realized with the expansion into new states as jurisdictions legalize retail and online sports betting.
Sports Brand Partnerships — Our strategy includes developing local and national partnerships that align our sportsbooks, casinos, resorts and brands with sports fans. In 2019, we announced high-profile exclusive sports entertainment partnerships with the NFL, making Caesars the first-ever “Official Casino Sponsor” in the history of the league. This historic partnership combines the NFL’s legendary events with our properties to bring unique experiences to Caesars patrons. This includes exclusive rights to use NFL trademarks to promote our properties, also enabling Caesars to host exclusive special events and experiences. Caesars will continue to host brand activations at prominent, high-profile NFL events, including the NFL Draft, NFL playoffs, and the Super Bowl during this multi-year partnership.

Food and Beverage Operations
Our food and beverage operations generate revenues from our dining venues, bars, nightclubs, and lounges located throughout our casinos and represented approximately 12% of our total net revenues in 2021. Many of our properties include several dining options, ranging from upscale dining experiences to moderately-priced restaurants, some of which offer pickup or in-room delivery options.
Hotel Operations
Hotel operations generate revenues from hotel stays at our properties in our approximately 47,700 guest rooms and suites worldwide and represented approximately 16% of our total net revenues in 2021. Our properties operate at various price and service points, allowing us to host a variety of casino guests, who are visiting our properties for gaming and other casino entertainment options, and non-casino guests who are visiting our properties for other purposes, such as vacation travel or conventions.
Management and Branding Arrangements
We earn revenue from fees paid for the management of four domestic casinos. Managed properties represent Caesars-branded properties where we provide staffing and management services under management agreements. In addition, we authorize the use of certain brands and marks of Caesars Entertainment, Inc. We earn revenue from brand license fees received based on the arrangements.
Entertainment and Other Non-Gaming Operations
We provide a variety of retail and entertainment offerings at our properties. We operate various entertainment venues across the United States, including the Colosseum at Caesars Palace and Zappos Theater at Planet Hollywood. These award-winning entertainment venues host or have announced plans to host, prominent headliners, such as Adele, John Legend, Sting, Donny Osmond and Keith Urban.
The LINQ Promenade is an open-air dining, entertainment, and retail development located between The LINQ Hotel & Casino and Flamingo Las Vegas, which features The High Roller, a 550-foot observation wheel, and Fly LINQ, the first and only zipline on the Las Vegas Strip. The retail stores offer guests a wide range of options from high-end brands and accessories to souvenirs and decorative items.
CAESARS FORUM is a 550,000 square-foot conference center located at the center of the Las Vegas Strip. CAESARS FORUM features 300,000 square feet of flexible meeting space, the two largest pillarless ballrooms in the world, LEED silver-rating, and FORUM Plaza, the first 100,000 square-foot outdoor meeting and event space in Las Vegas. Though currently available for use with no restrictions, COVID-19 related restrictions limited our ability to utilize the convention center and meeting space at full capacity during the first half of 2021.
Market Activities
Trends
COVID-19 and Related Impacts — The extent of the ongoing and future effects of COVID-19 on our business and the casino resort industry and economy generally remains uncertain. While we experienced positive operating trends in 2021, we continued to see a prolonged impact of COVID-19 on the economy, our industry and our Company, with increased challenges arising from labor shortages, supply chain challenges, increasing costs of goods and services, inflation and rising interest rates, among other impacts. The continuing impact of COVID-19 and such related challenges on our business will depend on future developments, including but not limited to, the duration and severity of the outbreak or new variants, restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders, international and domestic travel restrictions or additional restrictions in response to continued developments with COVID-19, the Company’s ability to adapt to evolving operating procedures and maintain adequate staffing in response to increased consumer demand and discretionary spending, the efficacy and acceptance of vaccines in response to any potential new variants, and the Company’s ability to adjust its cost structures for the duration of the outbreak’s effect on our operations. We also expect that our business and the casino resort industry and economy generally will continue to be impacted by shortages of labor, supply chain challenges, increasing costs of goods and services, inflation and rising interest rates and that such impacts may intensify.
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
We face significant competition in our online sports betting and iGaming businesses in jurisdictions where we currently operate. Although we have experienced recent success in obtaining approval for sports betting and iGaming licenses in new jurisdictions, new state launches require significant upfront investment. Our investment into new markets is executed through promotional incentives, marketing and advertising spend to establish ourselves as an industry leader.
Resources Material to Business
Rewards Programs
We believe Caesars Rewards, with a network of more than 60 million people, enables us to compete more effectively and capture a larger share of our customers’ entertainment spending when they travel among regions versus that of a standalone property and engage in online wagering and gaming, which is core to our cross-market strategy.
Members who have joined Caesars Rewards can earn Reward Credits for qualifying gaming activity, including sports betting, online gaming and wagering, and qualifying hotel, dining and retail spending at all Caesars-affiliated properties in the United States, Canada and Dubai. Members can also earn additional Reward Credits when they use their Caesars Rewards VISA credit card or make a purchase through a Caesars Rewards partner. Members can redeem their earned Reward Credits with Caesars for hotel amenities, retail and online casino free play and other items such as merchandise, gift cards, and travel.
Caesars Rewards is structured in tiers (designated as Gold, Platinum, Diamond or Seven Stars), each with increasing member benefits and privileges. Members are provided promotional offers based on their Tier Level, their engagement with Caesars-affiliated properties, aspects of their retail and online casino gaming play, and their preferred spending choices outside of gaming. Member information is also used in connection with various marketing promotions, including campaigns involving direct mail, email, our websites, mobile devices, social media, and interactive slot machines.

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
We own or have the right to use proprietary rights to a number of trademarks that we consider, along with the associated name recognition, to be valuable to our business, including Eldorado, Silver Legacy, Isle, Lady Luck, Tropicana, Circus Circus, Caesars, Flamingo, Harrah’s, Horseshoe, Paris, Caesars Rewards, Caesars Sportsbook, William Hill, WSOP, and a license for the Planet Hollywood trademark used in connection with the Planet Hollywood in Las Vegas.
Our Caesars Sportsbook and iGaming app is powered by our Liberty platform. We currently operate the Liberty platform in 14 mobile sports betting states. The Liberty platform resulted in a significant upgrade to our user interface and significant product upgrades including numerous pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. Our Liberty platform also integrates customers with the Caesars Rewards loyalty program.
Industry Overview
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also Exhibit 99.1, “Gaming Overview,” to this Annual Report on Form 10-K, which is incorporated herein by reference.
Seasonality
We believe that business at our regional properties outside of Las Vegas is subject to seasonality, including seasonality based on the weather in the markets in which they operate and the travel habits of visitors. Business in our properties can also fluctuate due to specific holidays or other significant events, such as Easter (particularly when the holiday falls in a different quarter than the prior year), the timing of the WSOP tournament (with respect to our Las Vegas properties), city-wide conventions, a large sporting event or a concert, or visits by our premium players. We also believe that any seasonality, holiday, or other significant event may affect our various properties or regions differently. We may also experience seasonality with retail and online sports betting which coincides with certain sporting events, as well as seasons of professional and collegiate basketball and football.
Gaming Licenses and Governmental Regulations
The gaming and racing industries are highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. We are subject to extensive regulation under laws, rules and supervisory procedures. These laws, rules and regulations generally concern the responsibility, financial stability and characters of the owners, managers, and persons with financial interests in the gaming operations. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced in legislatures of jurisdictions in which we have operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. We do not know whether or when such legislation will be enacted. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. Any material increase in these taxes or fees could adversely affect us.

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
Internal Revenue Service Regulations
The Internal Revenue Service requires operators of casinos and online sports betting apps located in the United States to file information returns for U.S. citizens, including names and addresses of winners for keno, bingo, slot machine and retail and online sports betting winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo, slot machine and retail and online sports betting winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, other games.
Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department (“FINCEN”) requires the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations. In addition to currency transaction reporting requirements, suspicious financial activity is also required to be reported to FINCEN.
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
Environmental Matters
We are subject to various federal, state and local environmental, health and safety laws and regulations, including but not limited to air quality, indoor air quality, water quality, bulk storage of regulated materials, and disposal of waste, including hazardous waste. Such laws and regulations can impose liability on potentially responsible parties (owner/operators of real property) to clean up, or contribute to the cost of cleaning up, sites at which regulated materials were disposed of or released. In addition to investigation and remediation liabilities that could arise under such laws and regulations, we could face personal injury, property damage, fines or other claims by third parties concerning environmental compliance, contamination or exposure to hazardous conditions. Environmental regulatory violations also include monetary penalties assessed by the jurisdictional regulatory agency and civil or criminal penalties for intentional negligence. Occasionally and under certain circumstances, we have investigated and remediated (or contributed to remediation costs) contamination located at or near our facilities. Examples included contamination related to underground storage tanks and groundwater contamination arising from prior uses of land on which certain facilities are located. In addition, we have and continue to contain, manage, and dispose of manure and wastewater generated by concentrated animal feeding operations due to our racetrack operations; manage, abate, or remove indoor air quality concerns such as mold, lead, or asbestos-containing materials; and manage operations within applicable environmental permitting requirements. Although we have incurred and expect to incur costs related to various environmental matters such as investigations, remediation, and management of hazardous materials or conditions known or discovered to exist at our properties, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.
Climate Change
There has been an increasing focus of international, national, state, regional and local regulatory bodies on greenhouse gas (“GHG”), including carbon dioxide and methane, emissions, and climate change issues. The United States is a member of the Paris Agreement, a climate accord reached at the Conference of the Parties (“COP 21”) in Paris, that set many new goals, and many related policies are still emerging. The Paris Agreement requires set GHG emission reduction goals every five years beginning in 2020. Stronger GHG emission targets were set at COP 26 in Glasgow in November 2021.
Future regulation could impose stringent standards to substantially reduce GHG emissions. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress. The current Administration has taken steps to further regulate GHG emissions. Those reductions could be costly and difficult to implement or estimate.
Beyond financial and regulatory effects, the projected severe effects of climate change – such as property damage or supply chain issues stemming from extreme weather events – has already and may continue to directly affect our facilities and operations. Caesars recognizes the impacts of climate change and is engaged in long-term initiatives to identify, assess, and manage the risks and opportunities associated with climate change (see “Environmental Stewardship” below).
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
Human Capital Management
We aim to provide a workplace that is engaging, empowering, inclusive and respectful for all employees (our “Team Members”), embracing a culture of openness, passion for service and recognition. Our ongoing investment in professional training and development, safety, health and wellbeing and Team Member recognition linked to guest satisfaction are all important drivers of our success in delivering strong financial results and creating value for our communities. We have approximately 49,000 employees at our domestic properties throughout our organization.
Labor Relations
Approximately 23,000 of our employees are covered by collective bargaining agreements with certain of our subsidiaries. The majority of these employees in various job positions are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Las Vegas Culinary Employees	11,500	Culinary Workers Union, Local 226	May 31, 2023
Atlantic City Food & Beverage and Hotel Employees	2,000	UNITE HERE, Local 54	May 31, 2022
Las Vegas Bartenders	1,300	Bartenders Union, Local 165	May 31, 2023
Las Vegas Dealers	2,100	United Auto Workers	September 30, 2023

Team Member Engagement, Compensation, Benefits, Development, Safety and Wellbeing
We strive to inspire our Team Members through our mission, vision and values, and our Code of Commitment (described below). To evaluate our Team Member experience and our retention efforts, we monitor a number of employee measures, such as turnover rates and Team Member satisfaction. In 2021, we implemented new Team Member experience surveys to help us further understand the drivers of engagement and areas where we can improve. These surveys will be completed on a regular basis alongside additional surveys targeted at specific events within a Team Member cycle, including new hires, anniversary milestones and exit inquiries.
Our compensation and benefits programs are designed to attract, retain and motivate our Team Members. In addition to competitive salaries and wages, we provide a variety of short-term, long-term and incentive-based compensation programs to reward performance relative to key metrics relevant to our business. We offer comprehensive benefit options including, but not limited to, retirement savings plans, health insurance coverage (including medical, mental health, dental, vision and pharmacy), parental leave, educational assistance, training opportunities and company-paid life insurance.
We place utmost importance on creating a safe workplace for our Team Members, embedding procedures so that all our Team Members have the awareness, knowledge and tools to make safe working a habit.
We also have maintained a wellness program to help our Team Members improve their health and wellbeing. This program has demonstrated improved health metrics for participating employees and their covered family members helping reduce the cost of healthcare for Team Members and for the Company. Effective in 2022, we consolidated our group health plans and made significant enhancements to our offerings and wellness program including a wide range of affordable options, mental health initiatives and expanded onsite and virtual clinics across the US.
Diversity, Equity and Inclusion
We embrace diversity and aim to create an inclusive working environment that celebrates all our Team Members as individuals. Our diversity, equity and inclusion (“DEI”) framework identifies five pillars of activity: advocacy, Team Members, suppliers, communities and guests for a holistic approach to embedding DEI in everything we do. We publish our DEI data in our annual Corporate Social Responsibility (“CSR”) report (described below). Currently, 45% of leadership roles in the Company are held by women and 43% are held by people of color, excluding the recent acquisition of William Hill. In addition, we set our new goals around gender and racial diversity with a target of 50% of leadership roles to be held by women and 50% of leadership roles to be held by people of color by 2025. We also commit to increase the representation of people of color in senior leadership by 50%. Furthermore, in 2021 we became the first gaming company named as a “Best Place to Work for Disability Inclusion” in the 2021 Disability Equality Index.
Corporate Social Responsibility
Caesars’ Board of Directors (the “Board”) and senior executives view CSR as an integral element in the way we do business, in the belief that being a good corporate citizen helps protect the company against risk, contributes to improved performance and helps foster positive relationships with all those with whom we connect. The Board and our executive management are committed to being an industry leader in CSR (which includes diversity, equity and inclusion, social impact, and environmental sustainability). In 2021, the Board and our leadership continued to engage with our CEO-level external CSR Advisory Board comprised of experts representing DEI, business strategy, academia and investors, and used their guidance to confirm our CSR priorities. These priorities are reflected in our 12th annual CSR report, published in 2021 in accordance with Global Reporting Initiative Standards.
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
PEOPLE PLANET PLAY Strategy
Our PEOPLE PLANET PLAY strategy defines how we meet the obligations of our Code of Commitment and is aligned with global priorities articulated by the United Nations as the Sustainable Development Goals. PEOPLE PLANET PLAY establishes multi-year targets in key areas of impact, including science-based greenhouse gas emissions-reduction, formally approved by the Science Based Targets Initiative (“SBTi”), aligning with global best practices on climate change action. We plan to complete a stakeholder analysis and comprehensive double materiality assessment in 2022, reflecting the latest sustainability and social trends, transparency demands and our business strategy that will also align with the investor community’s Environment, Social and Governance requirements. Following our stakeholder analysis and materiality assessment, we plan to revise our strategic goals under the PEOPLE PLANET PLAY framework, with the expectation that we will commit to additional multi-year targets beyond those we continue to advance.
Responsible Gaming
For more than thirty years, Caesars has maintained its Responsible Gaming (“RG”) program. We train tens of thousands of Team Members each year and a cadre of RG Ambassadors throughout our properties to identify guests in need of assistance and provide support. In recent years, Caesars has contributed to the National Center for Responsible Gaming, the National Council on Problem Gaming and other state programs to help advance responsible practices in the gaming industry. Caesars Digital also maintains responsible gaming programs tailored to each state in which it operates and offers users in-application RG tools such as time on device restrictions and wagering limits.
Caesars maintains a comprehensive risk-based Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) program. It includes strong governance and effective internal controls and procedures to comply with applicable BSA requirements, regulatory guidance, and any related laws, and to take measures to prevent its affiliated casinos from being used for money laundering or other criminal activity. Execution of the program is governed with reference to FINCEN’s guidance on the Culture of Compliance. Caesars internal AML Policy, Know Your Customer Policy and BSA Identification Policy outline the Caesars AML Program and set the minimum standards for the related procedures and internal controls of the Caesars casino affiliates. Employees are required to complete annual trainings related company policies, including AML.
Caesars also maintains a Code of Ethics and Business Conduct (the “Code”) that includes standards designed to deter wrongdoing and to promote, amongst other standards, honest and ethical conduct and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission. Caesars’ Chief Legal Officer serves as the compliance officer of the Code and Caesars provides periodic training regarding the contents and importance of the Code.
Caesars also maintains an Amended and restated Gaming Compliance Plan (the “Plan”), which is approved by various gaming regulators. The Plan is designed to oversee procedures to enhance the likelihood that no activities of the Company or any Affiliate will impugn the reputation and integrity of Caesars. The Plan and also establishes a Compliance Committee that assists the Company in implementing its strict policy that its business be conducted with honesty and integrity, and in accordance with high moral, legal and ethical standards. Caesars’ Assistant General Counsel & SVP – Regulatory & Compliance serves as the Compliance Officer as defined by the Plan.
Environmental Stewardship
We take a proactive approach to environmental sustainability through our CodeGreen strategy established by Former Caesars in 2007, consistently improving our performance across energy and GHG emissions efficiencies, reduction of water consumption and increasing waste diversion from landfills. Caesars recognizes the impact climate change can play both on our business and the guests we serve. Identifying, assessing, and managing the risks and opportunities therefore plays a vital role in our long-term strategic thinking on climate and water, and how we approach our CSR goals. Former Caesars adopted Science Based Targets (“SBTs”) as part of its strategy to reduce environmental impact. These targets, approved to be in line with well below 2 degrees Celsius per SBTi are (i) reducing absolute Scope 1 and 2 GHG emissions by 35% by 2025, and 100% by 2050 from a 2011 base-year and (ii) having 60% of suppliers by spend institute science-based GHG reduction targets for their operations by 2023. In 2022, we expect to establish a new baseline to reaffirm GHG emission reduction goals as a combined company. For 2020, following the Merger, we modeled our GHG emissions data to create an estimate for 2018 and prior years back to 2011. This enabled us to compare our progress against our SBTs using actual data from 2019 and 2020 against a modeled 2011 base year. Between 2011 and 2020, Caesars estimated a reduction in absolute Scopes 1 and 2 GHG emissions of 36.1%. We recognize that 2020 was an atypical year with property closures and business interruptions resulting from COVID-19 that had a material impact on our results. Caesars is pursuing renewable energy sources and low-carbon options, including on site solar developments. Our long-term goals include a continued focus on energy efficiency and conservation as well as evaluating renewable energy supply opportunities for each of our properties in pursuit of our forthcoming SBTs.
We voluntarily participate in the CDP (formerly the Carbon Disclosure Project), an international nonprofit that runs a global disclosure system for investors, companies, and regions to manage their environmental impacts. In 2021, Caesars scored an A for water security and a B for climate change for our 2020 performance and earned a spot on the Supplier Engagement Leaderboard from CDP. Just 2% of companies assessed by CDP make the A List and only 8% make the Supplier Engagement Leaderboard.
We are engaged in extensive waste reduction efforts across our facilities, including recycling, food donation, and manure composting. In 2020, we diverted 45% of our total waste from landfills.
Community Investment
Caesars contributes extensively to our local communities to help them develop and prosper, through funding community projects, employee volunteering and cash donations from the Caesars Foundation, a private foundation funded from our operating income. In 2021, the Caesars Foundation contributed $1.8 million to communities across the United States. The Foundation also continued to support significant national relationships that support diversity, equity and inclusion. In addition, we donated $3.1 million generated from parking fees at Las Vegas properties to nine local nonprofit organizations. During 2020, our Team Members volunteered over 91,000 hours through the HERO program.
Many of our community partners are long-term collaborations. For example, we have many years of partnership with Meals on Wheels America to combat the issues of senior hunger and isolation. We also partner with Clean the World to reduce waste from soap bars and plastics from our hotel operations, and Boys and Girls Club of America to support the mission of enabling young people to reach their full potential as productive, caring, responsible citizens.
We host national Economic Equity Tours through live webinars and on-line resources for thousands of women of color owned small businesses, and diverse non-profits. Expert-led webinars provided resources in the areas of financial empowerment, nonprofit organization development, and entrepreneurship. In Spring of 2022, we will host a DEI Summit, in alignment with our nonprofit and corporate partners, to support the advancement of inclusion and advocacy and promotion and support of DEI.
Available Information
We are required to file annual, quarterly and other current reports and information with the Securities and Exchange Commission (“SEC”). Because we submit filings to the SEC electronically, access to this information is available at the SEC’s website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC.
We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge on our corporate website (www.caesars.com/corporate) as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Code of Ethics and Business Conduct and charters of the Audit Committee, Compensation Committee, Corporate Social Responsibility Committee, and the Nominating and Corporate Governance Committee are available on our website. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.
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
•our ability to consummate the announced dispositions of William Hill International and Belle of Baton Rouge;
•our intention to pursue development opportunities and additional acquisitions and divestitures; and
•the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects and operation of online sportsbook, poker and gaming.
Any forward-looking statements are based upon underlying assumptions, including any assumptions mentioned with the specific statements, as of the date such statements were made. Such assumptions are in turn based upon internal estimates and analyses of market conditions and trends, management plans and strategies, economic conditions and other factors. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, and are subject to change. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend upon future circumstances that may not occur. Actual results and trends may differ materially from any future results, trends, performance or achievements expressed or implied by such statements. Forward-looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject include, but are not limited to, the following:
•the extent and duration of the impact of COVID-19, inflation, supply chain challenges and labor shortages on the Company’s business, financial results and liquidity;
•our ability to adapt to the very competitive environments in which we operate, including the online market;
•the impact of economic downturns and other factors that impact consumer spending;
•the impact of win rates and liability management risks on our results of operations;
•our reliance on third parties for strategic relationships and essential services;
•costs associated with investments in our online offerings and technological and strategic initiatives;
•risk relating to fraud, theft and cheating;
•our ability to collect gaming receivables from our credit customers;

•the impact of our substantial indebtedness and significant financial commitments, including our obligations under our lease arrangements;
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
•potential compromises of our information systems or unauthorized access to confidential information and customer data;
•our reliance on information technology, particularly for our digital business;
•our ability to protect our intellectual property rights;
•the effect of war, terrorist activity, acts of violence, natural disasters, public health emergencies and other catastrophic events;
•our reliance on key personnel and the intense competition to attract and retain management and key employees in the gaming industry; and
•other factors described in Part II, Item 1A. “Risk Factors” contained herein and our reports on Form 10-Q and Form 8-K filed with the SEC.
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

Item 1A.    Risk Factors
Risks Relating to Operating Our Business
The outbreak of COVID-19 and COVID-19 related impacts have had, and are expected to continue to have, a significant impact on our operations and results of operations.
COVID-19 and mitigation measures recommended or required by public health officials to slow the spread of COVID-19 have materially adversely affected our operations. All of our casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies and, following re-opening of our properties, our operations have been affected by social distancing measures, including reduced gaming operations, limitations on number of customers present in our facilities, restrictions on hotel, food and beverage outlets and limits on events that would otherwise attract customers to our properties. While restrictions on our operations were eased in 2021 and we experienced positive operating trends during 2021, we continued to see a prolonged impact of COVID-19 on the economy, our industry and our Company, with increased challenges arising from labor shortages, supply chain challenges, increasing costs of goods and services, inflation and rising interest rates, among other impacts. The continuing impact of COVID-19 and such related challenges on our business will ultimately depend on future developments, including but not limited to, the duration and severity of the outbreak or new variants, restrictions on operations imposed by governmental authorities, the potential for authorities reimposing stay at home orders, international and domestic travel restrictions or additional restrictions in response to continued developments with the COVID-19 public health emergency, our ability to adapt to evolving operating procedures and maintain adequate staffing in response to increased customer demand, the impact on consumer demand and discretionary spending, the efficacy and acceptance of vaccines, and our ability to adjust our cost structures for the duration of any such interruption of our operations. The extent and duration of the impact of COVID-19 on our business is difficult to predict, but it could be significant and protracted, and we expect that our business and the casino resort industry and economy generally will continue to be impacted by shortages of labor, supply chain challenges, increasing costs of goods and services, inflation and rising interest rates and that such impacts may intensify.
We face substantial competition and expect that such competition will continue.
The gaming industry is highly competitive and competition is intense in most of the markets in which we operate. We compete with a variety of gaming operations, including land-based casinos, dockside casinos, riverboat casinos, casinos located on racing tracks and casinos located on Native American reservations and other forms of legalized gaming such as video gaming terminals at bars, restaurants and truck stops and online gambling and sports betting. We also compete, to a lesser extent, with other forms of legalized gaming and entertainment such as bingo, pull tab games, card parlors, sportsbooks, fantasy sports websites, “cruise-to-nowhere” operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries, jai-alai and, in the future, may compete with gaming at other venues. In addition, we compete more generally with other forms of entertainment for the discretionary spending of our customers. In some instances, particularly in the case of Native American casinos, our competitors pay lower taxes or no taxes.
In recent years, many casino and online gaming operators, including us, have reinvested in existing jurisdictions to attract new customers or to gain market share, thereby increasing competition in those jurisdictions. In particular, we and other online betting and gaming operators have undertaken extensive marketing campaigns and made significant investments in customer acquisition through pricing and promotional policies. In addition, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. The expansion of online betting and gaming in new jurisdictions and the growth of the number of competitors in the online betting and gaming market, the expansion of existing casino entertainment properties, the increase in the number of properties, and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance.
Our brick-and-mortar operations face increasing competition as a result of the expansion of legalized online gaming and betting, including our own online betting and gaming operations, in a number of the jurisdictions in which we operate. While we believe that we are well positioned to compete with new entrants to the betting and gaming market through our online betting and gaming offerings, the competitive dynamic is evolving and we cannot assure you that our results of operations will not be adversely impacted by the expansion of legalized online gaming and betting.
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
Increased competition may require us to make substantial expenditures in marketing, customer development and capital projects to maintain and enhance the competitive positions of our online and brick and mortar operations to increase the attractiveness and add to the appeal of our facilities and product offerings. Because a significant portion of our cash flow is required to pay obligations under our outstanding indebtedness and our lease obligations, there can be no assurance that we will have sufficient funds to undertake, or that we will be able to obtain sufficient financing to fund, such expenditures. If we are unable to make such expenditures, our competitive position could be negatively affected.
Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside our control.
Consumer demand for casino hotel and racetrack properties and online betting and gaming is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, the impact of high energy and food costs, the increased cost of travel, decreased disposable consumer income and wealth, fears of war and future acts of terrorism, or widespread illnesses or epidemics, including COVID-19, can have a material adverse effect on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and could further reduce customer demand for the amenities and products that we offer. In addition, increases in gasoline prices, including increases prompted by global political and economic instabilities, can adversely affect our casino operations because most of our patrons travel to our properties by car or on airlines that may pass on increases in fuel costs to passengers in the form of higher ticket prices.
Win rates (hold rates) for our casino operations depend on a variety of factors, some of which are beyond our control, and participation in the sports betting industry exposes us to trading, liability management and pricing risks. We may experience lower than expected profitability and potentially significant losses as a result of factors beyond our control or a failure to accurately determine odds.
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
We rely on third parties to provide services that are essential to the operation of our online betting and gaming business, including, player account management, geolocation and identity verification, payment processing and sports data.
We rely on third parties to provide services that are essential to the operation of our online betting and gaming business, including player account management, geolocation and identity verification systems to ensure we comply with laws and regulations, processing deposits and withdrawals made by our online users and providing information regarding schedules, results, performance and outcomes of sporting events to determine when and how bets are settled. The software, systems and services provided by our third-party providers may not meet our expectations, contain errors or weaknesses, be compromised or experience outages. A failure of such third-party systems to perform effectively, or any service interruption to those systems, could adversely affect our business by preventing users from accessing our online platform, delaying payment or resulting in errors in settling bets, which could give rise to regulatory issues relating to the operation of our business. By way of example, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who are not permitted to access them or otherwise inadvertently denying access to individuals who are permitted to access them, and errors or failures by our payment processors and sports data providers could result in a failure in timely and accurately process payments to and from users or errors in settling bets. Any such errors or failures could result in violations of applicable regulatory requirements and adversely affect our reputation and our ability to attract and retain our online users. Furthermore, negative publicity related to any of our third-party partners could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
In addition, if any of our third-party services providers terminates its relationship with us, is unable to maintain necessary regulatory approvals, or refuses to renew its agreement with us on commercially reasonable terms, we would have to find alternate service providers. We cannot be certain that we would be able to secure favorable terms from alternative service providers that are critical to the operation of our business or enter into alternative arrangements in a timely manner. Our digital business, results of operations and prospects would be adversely impacted by our inability or delay in securing replacement services that are sufficient to support our online business or are on comparable terms.
The growth of our digital business will depend, in part, on the success of our strategic relationships with third parties.
We rely on relationships with sports leagues and teams, media companies and other third parties in order to attract users to our offerings. In 2019 we entered into an exclusive sports entertainment partnership with the NFL, making us the first ever “Official Casino Sponsor” in the history of the league and in 2020, we partnered with ESPN to integrate their digital platforms with our sportsbooks. These relationships, along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses direct consumers to our offerings. While we believe there are other third parties that could drive users to our online offerings, adding or transitioning to them may disrupt our business and increase our costs, and may require us to modify, limit or discontinue certain offerings. Furthermore, sports leagues, teams and venues may enter into exclusive partnerships with our competitors which could adversely affect our ability to offer certain types of wagers. In the event that any of our existing relationships or our future relationships fail to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to cost effectively attract consumers and harm our online betting and gaming business, financial condition, results of operations and prospects.
The growth of our digital business will require investments in our online offerings, technology and strategic marketing initiatives, which could be costly and negatively impact the economics of our online business.
The online betting and gaming industry is subject to rapid and frequent changes in standards, technologies, products and service offerings, as well as in customer demands and preferences and regulations, which will require us to continually introduce and successfully implement new and innovative technologies, marketing strategies, product offerings and enhancements to remain competitive and effectively stimulate customer demand, acceptance and engagement. The process of developing new online offerings and systems is inherently complex and uncertain, and new offerings may not be well received by users, even if they are well-reviewed and of high quality. Developing new offerings and marketing strategies can also divert our management’s attention from other business issues and opportunities. New online offerings that attain market acceptance and aggressive marketing strategies implemented in the competitive online market environment could impact the mix of our existing business, including our casino business, or the share of our patron’s wallets in a manner that could negatively impact our results of operations. In addition, online betting and gaming operates in a competitive environment that requires significant investment in marketing initiatives, including free play and use of a variety of free and paid marketing channels, including television, radio, social media platforms, such as Facebook, Instagram, Twitter, and other digital channels. We cannot be sure that our investments in technology, products, service offerings and marketing initiatives will be successful or generate the return on investment that we expect. If new or existing competitors offer more attractive offerings or engage in marketing initiatives that are better received by customers, we may lose users or users may decrease their spending on our offerings. Further, new customer demands, superior competitive offerings, new industry standards or changes in the regulatory environment could render our offerings unattractive, unmarketable or obsolete and require us to make substantial unanticipated changes to our technology or business model. Failure to adapt to a rapidly changing market or evolving customer demands, and costs required to be incurred to react to dynamic market conditions, could harm our business, financial condition, results of operations and prospects.

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
We conduct our gaming activities on a credit and cash basis. Any such credit we extend is unsecured. High-stakes players typically are extended more credit than customers who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular period. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible. Gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis, and judgments on gaming debts in such jurisdictions are enforceable in all U.S. states under the Full Faith and Credit Clause of the U.S. Constitution; however, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.
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
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of our properties in Las Vegas use air travel. As a result of terrorist acts that occurred on September 11, 2001, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to our properties in Las Vegas. Visitation to Las Vegas also declined for a period of time following the mass shooting tragedy on October 1, 2017. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq, Afghanistan, Ukraine, and/or Syria or other countries throughout the world, and governmental responses to those acts or hostilities, will directly or indirectly impact our business and operating results. For example, our operations in Cairo, Egypt, were negatively affected from the uprising there in January 2011. A third party that is responsible for our player account management has employees in Ukraine and negative developments in Ukraine could negatively impact our digital business. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely affected.
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
Our business may be subject to fluctuations due to seasonality and other factors that could result in volatility and have an adverse effect on our operating results.
Our business may fluctuate due to seasonality and other factors. Our casino business is impacted by weather conditions that may deter or prevent customers from reaching the facilities or undertaking trips, which would particularly affect customers who are traveling longer distances to visit our properties. Our casino business can also fluctuate due to specific holidays or other significant events, such as Easter (particularly when the holiday falls in a different quarter than the prior year), the World Series of Poker tournament (with respect to our Las Vegas properties), city-wide conventions, a large sporting event or a concert, or visits by our premium players. Our sportsbook business may also be impacted by availability or scheduling of major sporting events or the cancellation or postponement of sporting events or races, including lockouts, strikes or similar disruptions. For example, our sports betting business could be adversely impacted if the 2022 Major League Baseball season does not begin on time or does not occur at all. Seasonality, holiday, or other significant events may affect our digital operations, properties or regions differently. These factors, among other things, could adversely affect our business, financial condition, and operating results, cause volatility in the trading price of our stock and impact our cash flow from quarter to quarter.
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
Our business is dependent on the quality and reputation of our Company and brands. Events beyond our control could affect the reputation of one or more of our properties, including our digital operations, or more generally impact our corporate or brand image. Other factors that could influence our reputation include the quality of the services we offer and our actions with regard to social issues such as diversity, human rights and support for local communities. Broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands or our properties. It may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. Negative events and publicity could quickly and materially damage perceptions of us, our brands or our properties, which, in turn, could adversely impact our business, financial condition or results of operations through loss of customers, loss of business opportunities, lack of acceptance of our company to operate in host communities, employee retention or recruiting difficulties or other difficulties.
Risks Relating to Information Systems and Technology
Compromises of our information systems or unauthorized access to confidential information or our customers’ personal information could materially harm our reputation and business.
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
Our operations, and particularly our digital betting and gaming operations, are reliant on information technology and other systems and services, and any failures, errors, defects or disruptions in our systems or services could adversely affect our operations.
Our technology infrastructure is critical to the performance of our digital betting and gaming operations and to user satisfaction and we rely significantly on our computer systems and software to receive and properly process internal and external data, including data related to Caesars Rewards. We devote significant resources to our technology infrastructure, but our systems may not be adequate to avoid performance delays or outages that could be harmful to our online business. In addition, we cannot assure you that the measures we take to prevent cyber-attacks and protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches will be sufficient to ensure uninterrupted operation of our digital platform and provide absolute security. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties that provide support to our operations, could result in a wide range of negative outcomes, each of which could materially adversely affect the operation of our online business and our financial condition, results of operations and prospects.
Additionally, our computer systems and software may fail or may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after the launch of our online products. These types of issues could disrupt our operations or render a product unavailable when users attempt to access it or cause access to our offerings to be slower than our users expect. Inaccessibility or slow access to our products could make users less likely to return to our digital platform as often, if at all, or to recommend our offerings to other potential users, which could harm our brand perception, cause our users to stop utilizing our online offerings, divert our resources and delay market acceptance of our online offerings.
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
Our digital business is dependent on the interoperability of our technology with popular mobile operating systems, technologies, networks and standards as our users access our online betting and gaming product offerings primarily on mobile devices. As a result, our business model depends upon the continued compatibility between our app and the major mobile operating systems, such as the Android and iOS operating systems, and we rely upon third-party platforms for distribution of our product offerings. We do not have formal or informal relationships with parties that control design of mobile devices and operating systems and there is no guarantee that popular mobile devices will start or continue to support or feature our product offerings. Any changes, bugs, technical or regulatory issues in such operating systems, our relationships with mobile manufacturers and carriers, or in their terms of service or policies that degrade our offerings’ functionality, reduce or eliminate our ability to distribute our offerings, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges related to delivering our offerings, could adversely affect our product usage and monetization on mobile devices. In addition, if any of the third-party platforms used for distribution of our product offerings were to limit or disable the availability of our app or advertising on their platforms, our ability to generate revenue could be harmed. These changes could materially impact the way we do business, and if we are unable to adjust to those changes quickly and effectively, there could be an adverse effect on our business, financial condition, results of operations and prospects.
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
As of December 31, 2021, we had collective bargaining agreements covering approximately 23,000 employees. A lengthy strike or other work stoppages at any of our casino properties could have an adverse effect on our business and results of operations.
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
Historically, our performers have drawn customers to our properties and have been a significant source of our revenue. We cannot assure you that we will be able to retain our performers or other shows on acceptable terms or at all. In addition, the third parties that we depend on for our properties’ entertainment offerings may become incapable or unwilling to provide their services at the level agreed upon or at all. Disruptions in the performance schedule can leave us without entertainment offerings, which could negatively impact our business.
Risks Relating to Our Capital Structure
Our substantial indebtedness and the fact that a significant portion of our cash flow is used to make interest payments and rent payments under our debt and lease agreements could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments and rent payments.
As of December 31, 2021 we had $14.3 billion of outstanding indebtedness, in addition to leases with VICI and GLPI that require an annual rent payment of $1.2 billion in 2022 and that are subject to annual escalation. See Note 10 for a description of our obligations under our leases with VICI and GLPI and Note 12 for details regarding our debt outstanding and related restrictive covenants. As a result, a significant portion of our cash flow is applied to make interest payments with respect to our outstanding debt and payments under our leases. These financial obligations may have important negative consequences for us, including:
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
•increasing our vulnerability to, and limiting our ability to react to, changing market conditions, COVID-19 and other public health emergencies, changes in our industry and economic downturns;
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
Certain of our debt facilities, including the CRC Revolving Credit Facility, mature in 2022. While we expect to refinance or replace our debt facilities when they mature, we cannot be sure that we will be able to obtain financing on commercially reasonable terms.
Despite our current indebtedness levels, we and our subsidiaries may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, and may enter into financing obligations similar to our leases with VICI and GLPI in the future. As of December 31, 2021, we had $2.0 billion of borrowing capacity under our revolving credit facilities, before consideration of $23 million in outstanding letters of credit and $48 million committed for regulatory purposes under our CEI Revolving Credit Facility and $69 million in outstanding letters of credit under our CRC Revolving Credit Facility. Further, our existing debt agreements currently permit, and we expect that agreements governing debt that we incur in the future will permit, us to incur certain other additional secured and unsecured debt. Further, we may incur other liabilities that do not constitute indebtedness. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.
Our variable rate indebtedness exposes us to interest rate volatility, which could cause our debt service obligations to increase significantly.
Borrowings under certain of our facilities are at variable rates of interest and expose us to interest rate volatility. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same. In addition, at the end of 2021, the administrator for London Interbank Offered Rate (“LIBOR”) ceased publishing one-week and two-month U.S. dollar LIBOR and will cease publishing all remaining U.S. dollar LIBOR tenors in mid-2023. Concurrently, the United Kingdom’s Financial Conduct Authority announced the cessation or loss of representativeness of the U.S. dollar LIBOR tenors from those dates. While we continue to monitor market developments to assess replacement rate options, the consequences of these developments with respect to LIBOR cannot be entirely predicted and may result in the level of interest payments on the portion of our indebtedness that bears interest at variable rates to be affected, which may adversely impact the amount of our interest payments under such debt.
A significant portion of our casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
We currently lease certain parcels of land on which a significant portion of our properties are located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership of the underlying land. Accordingly, we have no interest in the leased land or improvements thereon at the expiration of the ground leases. If our use of the land underlying our casino properties is disrupted permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Our leases provide that they may be terminated for a number of reasons, including failure to pay rent, taxes or other payment obligations or the breach of other covenants contained in the leases. In particular, our leases with GLPI and VICI require annual rent payments of $1.2 billion in 2022, which is subject to escalation annually, and obligate us to make specified minimum capital expenditures with respect to the leased properties. If our business and properties fail to generate sufficient earnings, the payments required to service the rent obligations under our leases with GLPI and VICI could materially and adversely limit our ability to react to changes in our business and make acquisitions and investments in our properties. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. A termination of our ground leases or our leases with GLPI or VICI could result in a default under our debt agreements and could have a material adverse effect on our business, financial condition and results of operations. Further, in the event that any lessor of our leased properties, including GLPI or VICI, encounters financial, operational, regulatory or other challenges, there can be no assurance that such lessor will be able to comply with its obligations under the applicable lease.
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
Licensing Requirements. The ownership and operation of casino gaming, online betting and gaming, riverboat and horse racing facilities are subject to extensive federal, state and local regulation, and regulatory authorities at local, state and national levels have broad powers with respect to the licensing of gaming businesses. We currently hold all state and local licenses and related approvals necessary to conduct our present gaming operations, but we must periodically apply to renew many of our licenses and registrations. We cannot assure you that we will be able to obtain such renewals. Any failure to maintain or renew our existing licenses, registrations, permits or approvals would have a material adverse effect on us. In addition, we are required to provide information relating to our operations to various gaming regulatory agencies. A failure to provide accurate information could result in the imposition of fines or other penalties by the relevant regulatory authority. Furthermore, if additional laws or regulations are adopted or existing laws or regulations are amended or interpreted differently, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us.
Gaming authorities with jurisdiction over our operations may, in their discretion, require the holder of any securities issued by us to file applications, be investigated, and be found suitable to own our securities, and, if a holder is found unsuitable, we can be sanctioned, including the loss of approvals that are required for us to continue our gaming operations in the relevant jurisdictions, if such unsuitable person does not timely sell our securities. Our officers, directors and key employees are also subject to similar findings of unsuitability and the gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. See “Item 1 - Gaming Licenses and Governmental Regulations” and Exhibit 99.1 for further description of the regulations to which we are subject. We may be required under applicable gaming laws and regulations to obtain approval of applicable gaming authorities to issue securities, incur debt and undertake other financing activities and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities.
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
The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. We rely primarily on trade secret, trademark, domain name, copyright, and contract law to protect the intellectual property and proprietary technology we own. We also actively pursue business opportunities in the United States and in international jurisdictions involving the licensing of our trademarks to third parties. It is possible that third parties may copy or otherwise obtain and use our intellectual property or proprietary technology without authorization or otherwise infringe on our rights. For example, while we have a policy of entering into confidentiality, intellectual property invention assignment, and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors, and business partners, such agreements may not provide adequate protection or may be breached, or our proprietary technology may otherwise become available to or be independently developed by our competitors. In addition, the laws of some foreign countries may not protect proprietary rights or intellectual property to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, the unauthorized use or reproduction of our trademarks could diminish the value of our trademarks and our market acceptance, competitive advantages, or goodwill, which could adversely affect our business.
Our technology contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our technology and, under certain open source licenses, we could be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages.
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
We may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity, including with respect to technology that we believe to be “open source”. Any such litigation could result in substantial costs and the diversion of resources and the attention of management. If unsuccessful, such litigation could result in the loss of important intellectual property rights, require us to pay substantial damages, subject us to injunctions that prevent us from using certain intellectual property, require us to make admissions that affect our reputation in the marketplace, or require us to enter into license agreements that may not be available on favorable terms, re-engineer our technology or discontinue or delay the provision of our offerings. Finally, even if we prevail in any litigation, the remedy may not be commercially meaningful or fully compensate us for the harm we suffer or the costs we incur. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
We previously announced that on September 9, 2021 we entered into an agreement to sell the William Hill International operations to 888 Holdings Plc (“888”) and that we intend to apply the proceeds of such sale to repay outstanding indebtedness. The transaction remains subject to the satisfaction of a number of conditions, most notably 888’s publication of a prospectus and shareholder circular recommending shareholder approval of the transaction, and receipt of that approval from 888’s shareholders. There can be no assurance that the transaction will be completed on the previously agreed upon terms and timeline, or that we will be able to consummate a sale of William Hill International in the near future or at all. If we do not expect the closing of the sale of William Hill International by October 14, 2022, the date in which the Bridge Credit Agreement matures, we expect to refinance the outstanding indebtedness under the Bridge Credit Agreement. We cannot guarantee the success of such refinancing.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
As of December 31, 2021, the following are our properties, including domestic properties that were sold during the year. All amounts are approximations.

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Las Vegas Segment
Owned-Domestic
Bally’s Las Vegas	Las Vegas, NV	68,400	840	60	2,810
The Cromwell	Las Vegas, NV	41,600	400	30	190
Flamingo Las Vegas	Las Vegas, NV	72,300	800	60	3,450
The LINQ Hotel & Casino	Las Vegas, NV	36,300	560	40	2,240
Paris Las Vegas	Las Vegas, NV	95,300	870	80	2,920
Planet Hollywood Resort & Casino	Las Vegas, NV	64,500	970	80	2,500
Leased
Caesars Palace Las Vegas	Las Vegas, NV	124,200	1,400	180	3,970
Harrah’s Las Vegas	Las Vegas, NV	88,800	1,070	60	2,540
Rio All-Suite Hotel & Casino	Las Vegas, NV	117,300	1,030	50	2,520

Regional Segment
Owned-Domestic
Circus Circus Reno	Reno, NV	65,500	500	10	1,570
Eldorado Gaming Scioto Downs	Columbus, OH	108,400	2,120	—	—
Eldorado Resort Casino Reno	Reno, NV	70,000	920	40	810
Grand Victoria Casino	Elgin, IL	35,600	850	40	—
Harrah’s Hoosier Park Racing & Casino	Anderson, IN	55,300	1,300	30	—
Horseshoe Baltimore (a)	Baltimore, MD	133,300	1,600	210	—
Indiana Grand	Shelbyville, IN	80,100	1,480	70	—
Isle of Capri Casino Boonville	Boonville, MO	28,000	830	20	140
Isle of Capri Casino Hotel Lake Charles (b)	Westlake, LA	26,200	1,180	50	490

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Isle of Capri Casino Lula	Lula, MS	57,000	860	20	170
Isle Casino Hotel - Black Hawk	Black Hawk, CO	26,900	800	30	400
Isle Casino Racing Pompano Park	Pompano Beach, FL	54,800	1,160	40	—
Lady Luck Casino - Black Hawk	Black Hawk, CO	14,500	390	10	—
Silver Legacy Resort Casino	Reno, NV	90,100	900	60	1,680
Tropicana Evansville (c)	Evansville, IN	46,300	720	20	—
Leased
Belle of Baton Rouge Casino & Hotel (c)	Baton Rouge, LA	28,500	570	—	290
Caesars Atlantic City	Atlantic City, NJ	113,400	1,900	130	1,150
Harrah’s Atlantic City	Atlantic City, NJ	150,100	1,860	130	2,590
Harrah’s Council Bluffs	Council Bluffs, IA	23,100	510	20	250
Harrah’s Gulf Coast	Biloxi, MS	31,900	600	30	500
Harrah’s Joliet	Joliet, IL	39,000	880	20	200
Harrah’s Lake Tahoe	Lake Tahoe, NV	53,600	720	60	510
Harrah’s Laughlin	Laughlin, NV	58,200	760	40	1,510
Harrah’s Louisiana Downs (c)	Bossier City, LA	12,000	820	—	—
Harrah’s Metropolis	Metropolis, IL	23,500	650	20	210
Harrah’s New Orleans	New Orleans, LA	103,800	1,260	120	450
Harrah’s North Kansas City	N. Kansas City, MO	60,100	960	60	390
Harrah’s Philadelphia	Chester, PA	99,500	1,700	70	—
Harveys Lake Tahoe	Lake Tahoe, NV	51,100	600	30	740
Horseshoe Bossier City	Bossier City, LA	28,300	1,060	60	600
Horseshoe Council Bluffs	Council Bluffs, IA	55,100	1,330	60	150
Horseshoe Hammond	Hammond, IN	116,500	1,970	120	—
Horseshoe Tunica	Tunica, MS	63,000	970	100	510
Isle Casino Bettendorf	Bettendorf, IA	36,700	900	20	510
Isle Casino Waterloo	Waterloo, IA	39,200	890	20	190
Lumière Place Casino	St. Louis, MO	75,000	1,160	30	490
MontBleu Casino Resort & Spa (c)	Stateline, NV	40,500	210	10	440
Trop Casino Greenville	Greenville, MS	22,800	470	—	—
Tropicana Atlantic City	Atlantic City, NJ	121,700	2,020	120	2,360
Tropicana Laughlin Hotel & Casino	Laughlin, NV	43,200	660	10	1,490

Managed and Branded Segment
Managed
Harrah’s Ak-Chin	Phoenix, AZ	65,200	1,150	50	530
Harrah’s Cherokee	Cherokee, NC	211,800	2,870	160	1,830
Harrah’s Cherokee Valley River	Murphy, NC	66,000	1,000	60	300
Harrah’s Resort Southern California	Funner, CA	72,900	1,490	50	1,090
Caesars Windsor	Canada	100,000	1,670	50	760
Caesars Dubai	United Arab Emirates	—	—	—	580
Branded
Caesars Southern Indiana (d)	Elizabeth, IN	74,400	1,100	90	500
Harrah’s Northern California	Ione, CA	30,100	850	20	—
____________________
(a)On August 26, 2021, the Company increased its ownership interest in Horseshoe Baltimore to 75.8% and began to consolidate the property in our Regional segment following the change in ownership. Management fees prior to the consolidation of Horseshoe Baltimore have been reflected in the Managed and Branded segment.
(b)Isle of Capri Casino Hotel Lake Charles (“Lake Charles”) has been temporarily closed since the end of August 2020 due to damage from Hurricane Laura and will remain closed until the second half of 2022 when construction of a new land-based casino is expected to be complete.
(c)During the year ended December 31, 2021, these properties were sold or expected to sell. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview for additional details.
(d)The sale of Caesars Southern Indiana closed on September 3, 2021 and the Company entered into a license agreement with the EBCI for the continued use of the Caesars brand and the Caesars Rewards loyalty program at Caesars Southern Indiana.

The properties listed above exclude international properties which have been sold or we have entered into agreements to sell. The sale of Caesars Entertainment UK, including the interest in Emerald Resort & Casino (together, “Caesars UK Group”) closed on July 16, 2021, in which the buyer assumed all liabilities associated with the Caesars UK Group. Additionally, on September 8, 2021, the Company entered into an agreement to sell William Hill International, which is expected to close in the second quarter of 2022.
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
Item 3.    Legal Proceedings
For a discussion of our “Legal Proceedings,” refer to Note 11 to our Financial Statements located elsewhere in this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock is quoted on the NASDAQ Stock Market under the symbol “CZR”. As of February 17, 2022, there were approximately 321 holders of record of our common stock.
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
Equity Compensation Plan Information
We maintain long-term incentive plans which allow for granting stock-based compensation awards for directors, employees, officers, and consultants or advisers who render services to the Company or its subsidiaries, based on Company Common Stock, including performance-based and incentive stock options, restricted stock or restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based stock units (“MSUs”), stock appreciation rights, and other stock-based awards or dividend equivalents. See Note 15 for a description of our stock-based compensation plans.
The following table sets forth information as of December 31, 2021, with respect to compensation plans under which equity securities that we have authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,933,504	$20.69	5,093,651
___________________
(1)Includes (i) 43,905 shares of common stock issuable upon exercise of outstanding options with a weighted-average exercise price of $20.69 and (ii) 2,889,599 unvested RSUs, PSUs, and MSUs.
(2)RSUs, PSUs, and MSUs do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.
Changes to the Authorized Shares
On June 17, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 500 million, and authorize the issuance of up to 150 million shares of preferred stock. As of December 31, 2021, no shares of preferred stock have been issued.
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
As of December 31, 2021, we have acquired 223,823 shares of common stock under this program since 2018 at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the years ended December 31, 2021 or 2020.
Transactions Related to Convertible Notes issued by Former Caesars
Prior to the Merger, Former Caesars issued $1.1 billion aggregate principal amount of 5% convertible senior notes maturing in 2024 (the “5% Convertible Notes”). The 5% Convertible Notes were convertible into the weighted average of the number of shares of Company Common Stock and an amount of cash actually received per share by holders of common stock of Former

Caesars that made elections for consideration in the Merger. During the year ended December 31, 2021, the Company converted the remaining outstanding aggregate principal amount of the 5% Convertible Notes, which resulted in cash payments of $367 million, net of approximately $12 million paid into our trust accounts, and the issuance of approximately 5 million shares of Company Common Stock.
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Gambling Total Stock Market Index (“Dow Jones U.S. Gambling”) for the period beginning on December 31, 2016 and ending on December 31, 2021. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and each of the two indices, respectively, on December 31, 2016, and that all dividends were reinvested. Stock price performance, presented for the period from December 31, 2016 to December 31, 2021, is not necessarily indicative of future results.

2021 Performance Graph
$600
$500
$400
$300
$200
$100
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Caesars Entertainment Inc.
S&P 500 Index
Dow Jones U.S. Gambling Index

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.
Item 6.    Selected Financial Data
Not used.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.
Caesars Entertainment, Inc., a Delaware corporation, is referred to as the “Company,” “CEI,” “Caesars,” or the “Registrant,” and together with its subsidiaries may also be referred to as “we,” “us” or “our.”

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
The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See Item 1A, “Risk Factors—CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS,” of this report.
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
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, we grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Tropicana Entertainment, Inc. in 2018. On July 20, 2020, we completed the merger with Caesars Entertainment Corporation (“Former Caesars”) pursuant to which Former Caesars became our wholly-owned subsidiary (the “Merger”) and our ticker symbol on the NASDAQ Stock Market changed from “ERI” to “CZR”.
On April 22, 2021, we completed the acquisition of William Hill PLC for £2.9 billion, or approximately $3.9 billion (the “William Hill Acquisition”).
We currently own, lease or manage an aggregate of 52 domestic properties in 16 states with approximately 55,700 slot machines, video lottery terminals and e-tables, approximately 2,900 table games and approximately 47,700 hotel rooms as of December 31, 2021. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Our primary source of revenue is generated by our casino properties’ gaming operations, retail and online sports betting as well as online gaming, and we utilize hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of December 31, 2021, we owned 20 of our casinos and leased 26 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”) pursuant to a regional lease, a Las Vegas lease and a Joliet lease. In addition, we lease seven casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease (together with the GLPI Master Lease, the “GLPI Leases”). Additionally, we lease the Rio All-Suite Hotel & Casino from a separate third party. See descriptions under the “GLPI Leases” and “VICI Leases.”

We also operate and conduct sports wagering across 21 states and domestic jurisdictions, 14 of which are mobile for sports betting, and operate regulated online real money gaming in five states. Our recently launched Caesars Sportsbook app operates on the Liberty platform, which we acquired in the William Hill Acquisition along with other technology platforms that we intend to migrate to the Liberty platform in the future, subject to required approvals. The map below illustrates Caesars Digital’s presence as of December 31, 2021:

Caesars Digital: Sports Presence Snapshot

Non-Liberty Platform
Liberty Platform
Retail Only

Subsequent to December 31, 2021, we launched mobile sports betting on our Liberty platform in New York on January 8, 2022 and Louisiana on January 28, 2022 and went live with retail sports betting in Washington on February 10, 2022. We are also in the process of expanding our Caesars Digital footprint into other states in the near term.

We periodically divest of assets in order to raise capital or as a result of a determination that the assets are not core to our business. We also divested certain assets in connection with obtaining regulatory approvals related to closing of the Merger. A summary of recently completed and planned divestitures of our properties as of December 31, 2021 is as follows:

Segment	Property	Date Sold	Sales Price
Regional	Presque Isle Downs & Casino (“Presque”)	January 11, 2019	$179 million
Regional	Lady Luck Casino Nemacolin (“Nemacolin”)	March 8, 2019	*
Regional	Mountaineer Casino, Racetrack and Resort (“Mountaineer”)	December 6, 2019	(a)
Regional	Isle Casino Cape Girardeau (“Cape Girardeau”)	December 6, 2019	(a)
Regional	Lady Luck Casino Caruthersville (“Caruthersville”)	December 6, 2019	(a)
Regional	Isle of Capri Casino Kansas City (“Kansas City”)	July 1, 2020	(b)
Regional	Lady Luck Casino Vicksburg (“Vicksburg”)	July 1, 2020	(b)
Regional	Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)	December 23, 2020	$140 million
Regional	MontBleu Casino Resort & Spa (“MontBleu”)	April 6, 2021	$15 million
Regional	Tropicana Evansville (“Evansville”)	June 3, 2021	$480 million
Regional	Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)	N/A	*

Discontinued operations:
Regional	Harrah’s Reno	September 30, 2020	$42 million (c)
Regional	Bally’s Atlantic City	November 18, 2020	$25 million (c)
Regional	Harrah’s Louisiana Downs	November 1, 2021	$22 million (c)
Regional	Caesars Southern Indiana	September 3, 2021	$250 million
N/A	Emerald Resort & Casino	July 16, 2021	*
N/A	Caesars Entertainment UK	July 16, 2021	*
N/A	William Hill International	N/A	£2.2 billion
____________________
*Not meaningful.
(a)Mountaineer, Cape Girardeau and Caruthersville were sold for aggregate consideration of $385 million.
(b)Kansas City and Vicksburg were sold for aggregate consideration of $230 million.
(c)The proceeds of this sale were split between the Company and VICI.
See Item 8. Financial Statements and Supplementary Data — Note 4 for further discussion on these key transactions and any applicable gain (loss) or impairment charges recorded.
Merger and Acquisitions Related Activities
Acquisition of William Hill
On September 30, 2020, we announced that we had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill PLC, in an all-cash transaction. On April 22, 2021, the Company completed the acquisition for £2.9 billion, or approximately $3.9 billion.
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing (as defined below). The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The £1.5 billion Interim Facilities Agreement (“Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, the Company repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. Outstanding borrowings under the Bridge Credit Agreement are expected to be repaid upon the sale of William Hill’s non-U.S. operations including the UK and international online divisions and the retail betting shops (collectively, “William Hill International”), all of which are held for sale and reflected within discontinued operations. Certain investments acquired will be excluded from the held for sale group.
On September 8, 2021, we entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. After repayment of the outstanding debt under the Bridge Credit Agreement, described above, and other working capital adjustments, the Company expects to receive approximately £835 million, or $1.2 billion, subject to any permitted leakage, which is customary for sale transactions in the UK. The sale is subject to satisfaction of customary conditions, including receipt of the approval of shareholders of 888 Holdings Plc and regulatory approvals, and is expected to close in the second quarter of 2022.
We recognized acquisition-related transaction costs of $68 million and $8 million for the years ended December 31, 2021 and 2020, respectively, excluding additional transaction cost associated with sale of William Hill International. These costs were associated with legal and professional services and were recorded in Transaction costs and other operating costs in our Statements of Operations.
Consolidation of Horseshoe Baltimore
On August 26, 2021, we increased our ownership interest in CBAC Borrower, LLC (“Horseshoe Baltimore”), a property which we also managed, to approximately 75.8% for cash consideration of $55 million. We were subsequently determined to have a controlling financial interest in Horseshoe Baltimore and have consolidated the results of operations of the property following our change in ownership. As a result of the increase in our ownership interest, our previously held investment was remeasured and we recognized a gain of $40 million for the year ended December 31, 2021. Management fees received prior to the consolidation event have been presented within our Managed and Branded segment. Operations following the consolidation event are presented within our Regional segment.
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
We recognized acquisition-related transaction costs in connection with the Merger of $30 million, $160 million and $80 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Investments and Partnerships
NeoGames
The acquired net assets of William Hill included an investment in NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On September 16, 2021, the Company sold a portion of its shares of NeoGames common stock for $136 million which decreased its ownership interest from 24.5% to approximately 8.4%. As of December 31, 2021, the Company held approximately 2 million shares of NeoGames common stock with a fair value of $60 million. The shares have a readily determinable fair value and, accordingly, the Company remeasures the investment based on the publicly available share price (Level 1). For the year ended December 31, 2021, the Company recorded a loss to the investment in NeoGames of $54 million, which is included within Other income (loss) on the Statements of Operations.
The Stars Group/Flutter Entertainment
In November 2018, the Company entered into a 20-year agreement with The Stars Group Inc. (“TSG”) pursuant to which we agreed to provide TSG with options to obtain access to our second skin for online sports wagering and third skin for real money online gaming and poker, in each case with respect to states in which our properties are located. Under the terms of the agreement, we received 1 million TSG common shares. The fair value of the shares received was deferred and was recognized as revenue on a straight-line basis over the 20-year agreement term. In addition, we received a revenue share from the operation of the applicable verticals by TSG under our licenses. In December 2020, the Company sold a portion of these Flutter shares for net proceeds of $24 million.

On July 7, 2021, the Company sold all remaining Flutter shares for $9 million. The Company recorded a loss of $1 million during the year ended December 31, 2021, which is included within Other income (loss) on our Statements of Operations.
Pompano Joint Venture
In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. In June 2021, the joint venture issued a capital call and we contributed $3 million, for a total of $4 million in cash since the inception of the joint venture. On February 12, 2021, the Company contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million, and the Company has no further obligation to contribute additional real estate or cash as of December 31, 2021. We entered into a short-term lease agreement in February 2021, which we can cancel at any time, to lease back a portion of the land from the joint venture.
While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction costs and other operating costs on the Statements of Operations. As of December 31, 2021 and December 31, 2020, the Company’s investment in the joint venture is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
Reportable Segments
Segment results in this MD&A are presented consistent with the way our management reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. Prior to the William Hill Acquisition, our principal operating activities occurred in three regionally-focused reportable segments: Las Vegas, Regional, and Managed, International, CIE, in addition to Corporate and Other.
The William Hill Acquisition and rebranding of our interactive business (formerly, Caesars Interactive Entertainment “CIE” and now, inclusive of William Hill US, “Caesars Digital”) expanded our access to conduct sports wagering and iGaming gaming operations. As a result, the Company has made a change to the composition of its reportable segments. The Las Vegas and Regional segments are substantially unchanged, while the former Managed, International and CIE reportable segment has been recast for all periods presented into two segments; Caesars Digital and Managed and Branded. Accordingly, our principal operating activities occur in four reportable segments: (1) Las Vegas, (2) Regional, (3) Caesars Digital, and (4) Managed and Branded, in addition to Corporate and Other. See Item 2. “Properties” for listing of properties by segment.
Presentation of Financial Information
The financial information included in this Item 7 for the periods after our acquisitions of Former Caesars on July 20, 2020, William Hill on April 22, 2021 and of the increase in our ownership percentage and subsequent consolidation of Horseshoe Baltimore on August 26, 2021, is not fully comparable to the periods prior to the acquisitions. In addition, the presentation of financial information herein for the periods after the Company’s sales of various properties is not fully comparable to the periods prior to their respective sale dates. Refer to “Reportable Segments” above for a discussion of changes to the Company’s reportable segments.
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
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the current period presentation. In June 2021, the Indiana Gaming Commission amended its order that previously required the Company to sell a third casino asset in the state of Indiana. As a result, Horseshoe Hammond no longer meets the held for sale criteria. The assets and liabilities previously held for sale have been reclassified as held and used for all periods presented measured at the lower of the carrying amount, adjusted for depreciation and amortization that would have been recognized had the assets been continuously classified as held and used, and the fair value at the date of the amended ruling. Additionally, amounts previously presented in discontinued operations have been reclassified into continuing operations for all periods presented.
Key Performance Metrics
Our primary source of revenue is generated by our gaming operations, retail and online sports betting, as well as online gaming. Additionally we utilize our hotels, restaurants, bars, entertainment venues, retail shops, racing and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers visiting and staying at our properties and using our sports betting and iGaming applications.
Key performance metrics include volume indicators such as drop or handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. Slot win percentage is typically in the range of approximately 9% to 11% of slot handle for both the Las Vegas and Regional segments. Table game hold percentage is typically in the range of approximately 14% to 23% of table game drop in the Las Vegas segment and 18% to 21% of table game drop in the Regional segment. Sports betting hold is typically in the range of 5% to 9% and iGaming hold typically ranges from 3% to 4%. In addition, hotel occupancy, which is the average percentage of available hotel rooms occupied during a period, is a key indicator for our hotel business in the Las Vegas segment. See “Results of Operations” section below. Complimentary rooms are treated as occupied rooms in our calculation of hotel occupancy. The key metrics we utilize to measure our profitability and performance are Adjusted EBITDA and Adjusted EBITDA margin.
Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results during the years ended December 31, 2021, 2020 and 2019.
Acquisitions and Transaction Costs
•Acquisition of William Hill – On April 22, 2021, the Company consummated its previously announced acquisition of the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction of £2.9 billion, or approximately $3.9 billion. We recognized acquisition-related transaction costs of $68 million and $8 million for the years ended December 31, 2021 and 2020, respectively, excluding additional transaction costs associated with sale of William Hill International.
•Consolidation of Horseshoe Baltimore – On August 26, 2021, the Company increased its ownership interest in Horseshoe Baltimore to approximately 75.8%. Prior to the purchase, the Company held an interest in Horseshoe Baltimore of approximately 44.3% which was accounted for as an equity method investment. Subsequent to the change in ownership, the Company was determined to have a controlling financial interest and has begun to consolidate the operations of Horseshoe Baltimore. As a result of the consolidation, the Company recognized a gain of $40 million during the year ended December 31, 2021.
•Merger with Caesars Entertainment Corporation – The Merger closed on July 20, 2020. The Company recognized acquisition-related transaction costs in connection with the Merger of $30 million, $160 million and $80 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Divestitures and Discontinued Operations
•Divestitures and Discontinued Operations – See “Overview” section above for detail on properties divested or held for sale, including related discontinued operations.
Financing and Lease Transactions
•Debt Transactions – In connection with the Merger, we issued new notes, entered into a new credit agreement and assumed certain of Former Caesars indebtedness. In addition, we terminated previously outstanding credit agreements and discharged outstanding notes. During 2021, we issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029, we repriced the Incremental CRC Term Loan, we fully converted the outstanding the 5% Convertible Notes, we purchased or redeemed the entire $1.7 billion in aggregate principal amount of outstanding CRC Notes of, and we purchased $100 million in aggregate principal amount of CEI Senior Notes. As a result of these transactions, described more fully in the Liquidity and Capital Resources section below, we experienced some interest savings subsequent to these transactions. Additionally, we recorded a loss on extinguishment of debt of $236 million and

$197 million during the years ended December 31, 2021 and 2020, respectively, which is recorded within Loss on extinguishment of debt on the Statement of Operations.
•VICI Leases – Upon consummation of the Merger, CEI assumed obligations of certain real property assets leased from VICI by Former Caesars under various lease agreements. We recorded interest expense of $1.1 billion and $519 million for the years ended December 31, 2021 and 2020, respectively, which was in excess of the cash lease payments as we continue to accrete up the liability during the earlier periods of the VICI Leases. Our VICI Leases also contain annual escalators based on the Consumer Price Index (“CPI”), with a floor of 2%.
•GLPI Leases – We have accounted for the GLPI Leases as deferred financing obligations. We recorded interest expense in the amount of $111 million, $104 million and $99 million during the years ended December 31, 2021, 2020 and 2019, respectively, which was in excess of the cash lease payments as we continue to accrete up the liability during the earlier periods of the GLPI Leases. Our GLPI Leases also contain an annual escalation provision based on stated rates ranging from 1.25% to 2.0% per year.
Other Significant Factors
•COVID-19 Public Health Emergency – In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and has since spread throughout much of the world, including the U.S. All of our casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of COVID-19. During the year ended December 31, 2021, most of our properties experienced positive trends as restrictions on maximum capacities and amenities available were eased.
Following temporary furloughs and salary reductions during 2020, the Company has emphasized a focus on labor efficiencies as operations resumed. As properties began to reopen during the year ended December 31, 2020, certain capacity restrictions, mask mandates, sanitation guidelines, and the federal COVID-19 vaccine and testing emergency temporary standard were adhered to as required by governmental or tribal orders, directives, and guidelines.
We experienced positive operating trends in 2021, with a continued focus on operational efficiencies. Although we have experienced a decline in net income, Adjusted EBITDA and Adjusted EBITDA margins for the year ended December 31, 2021 exceeded pre-pandemic levels experienced in 2019 within our Las Vegas and Regional segments. However, certain revenue streams, such as convention and entertainment revenues, continued to be negatively impacted due to capacity restrictions in the first half of 2021. Future effects of COVID-19 from further outbreaks, including new variants, mask mandates or other restrictions are uncertain and could result in additional closures such as the temporary closure of Caesars Windsor from January 5, 2022 through January 31, 2022. Extensive closure periods impacting many of our properties would have a material adverse effect on future results of operations.
•Impairment Charges – As a result of COVID-19, we recognized impairment charges in our Regional segment related to goodwill and trade names totaling $100 million and $16 million, respectively, during the year ended December 31, 2020. In addition, as a result of entering agreements to sell properties in our Regional segment, impairment charges totaling $99 million were recorded during the year ended December 31, 2020 due to the carrying value exceeding the net sales proceeds. In December 2021, the Company approved a capital plan which included the planned rebranding of certain of our properties, which is expected to be substantially complete by December 31, 2022. The Company utilized an income approach to determine the fair value of the trademarks subject to rebranding based on their expected future cash flows, which resulted in an impairment charge of $102 million. The adjusted carrying values of these trademarks, previously considered to have indefinite lives, have begun to be amortized over their respective remaining useful lives.
•Weather and Construction Disruption – During the third quarter of 2021, our Regional segment was negatively impacted by natural disasters including Hurricane Ida in Louisiana and Mississippi and wildfires in the Lake Tahoe area. Harrah’s New Orleans, Harrah’s Lake Tahoe and Harvey’s Lake Tahoe all experienced temporary closures which lasted slightly more than one week. Additionally, in late August 2020, our Regional segment was negatively impacted by Hurricane Laura, causing severe damage to Lake Charles, which will remain closed until the second half of 2022 when construction of a new land-based casino is expected to be complete. During the year ended December 31, 2021, we received insurance proceeds of $44 million related to damaged fixed assets and remediation costs. The Company also recorded a gain of $21 million as proceeds received for the cost to replace damaged property were in excess of the respective carrying value of the assets.
•Caesars Sportsbook Launch and Rebranding – In connection with the launch and rebranding of the Caesars Sportsbook app during the year ended December 31, 2021, our Caesars Digital segment initiated a significant marketing campaign with distinguished actors, athletes and other media personalities. As new states and jurisdictions have legalized sports betting, we have made significant upfront investment which has been executed through the marketing campaign and promotional incentives to establish ourselves as an industry leader.
•Post-Merger Synergies – We continue to identify operating and cost efficiencies, including savings from the purchasing power of the combined Caesars organization and targeted integrated marketing strategies, as well as the elimination of redundant costs such as accounting and professional expenses, certain payroll costs, and other corporate costs. As a result, we experienced margin improvements in our results of operations for the year ended December 31, 2021.
Results of Operations
The following table highlights the results of our operations:

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Net revenues:
Las Vegas	$3,409	$751	$—
Regional	5,537	2,660	2,494
Caesars Digital	337	95	26
Managed and Branded	278	107	—
Corporate and Other (a)	9	15	8
Total	$9,570	$3,628	$2,528

Net income (loss)	$(1,016)	$(1,758)	$81

Adjusted EBITDA (b):
Las Vegas	$1,568	$133	$—
Regional	1,979	711	719
Caesars Digital	(476)	26	13
Managed and Branded	87	25	—
Corporate and Other (a)	(168)	(101)	(35)
Total Segment Adjusted EBITDA	$2,990	$794	$697

Net income (loss) margin (c)	(10.6)%	(48.5)%	3.2%
Adjusted EBITDA margin	31.2%	21.9%	27.6%
___________________
(a)Corporate and Other includes revenues related to certain licensing arrangements and various revenue sharing agreements. Corporate and Other Adjusted EBITDA includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees and other general and administrative expenses.
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)” discussion later in this MD&A for a description of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA related margins.
(c)Net income (loss) margin is calculated as net income (loss) divided by net revenues.
Consolidated comparison for the years ended December 31, 2021, 2020 and 2019
The following table highlights the results of our operations: Comparisons between 2021 and 2020 are described below. A discussion of changes in our results of operations between year ended December 31, 2020 compared to 2019 has been omitted from this Annual Report on Form 10-K and can be found in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The reclassification of Horseshoe Hammond from discontinued operations to continuing operations in the year ended December 31, 2020 did not result in material changes to the comparative analysis provided on Form 10-K for the fiscal year ended December 31, 2020.

Net Revenues
Net revenues were as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2021	2020	2019	2021 vs 2020		2020 vs 2019
Casino and pari-mutuel commissions	$5,827	$2,482	$1,808	$3,345	134.8%	$674	37.3%
Food and beverage	1,140	342	301	798	*	41	13.6%
Hotel	1,551	450	300	1,101	*	150	50.0%
Other	1,052	354	119	698	197.2%	235	197.5%
Net Revenues	$9,570	$3,628	$2,528	$5,942	163.8%	$1,100	43.5%
___________________
*    Not meaningful.
Consolidated revenues increased for the year ended December 31, 2021 primarily due to recent acquisitions including the Merger on July 20, 2020, the William Hill Acquisition on April 22, 2021, and the consolidation of Horseshoe Baltimore on August 26, 2021, offset by the divestiture of certain properties discussed above. In addition, net revenues for the year ended December 31, 2020 were negatively impacted by the COVID-19 public health emergency. All of our casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020. Further, many of our properties were operating under restrictive guidelines through the first half of 2021 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of COVID-19. Local and state regulations and the implementation of social distancing and health and safety protocols in response to COVID-19 resulted in reduced gaming capacity and hotel occupancy as well as limitations on the operation of food and beverage outlets, live entertainment events, and conventions. As of December 31, 2021, all of our properties have resumed certain operations, to the extent permitted, with the exception of Lake Charles which was severely damaged by Hurricane Laura and will remain closed until the second half of 2022 when construction of a new land-based casino is expected to be completed.
Operating Expenses
Operating expenses were as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2021	2020	2019	2021 vs 2020		2020 vs 2019
Casino and pari-mutuel commissions	$3,129	$1,271	$905	$1,858	146.2%	$366	40.4%
Food and beverage	707	265	239	442	166.8%	26	10.9%
Hotel	438	170	99	268	157.6%	71	71.7%
Other	373	140	46	233	166.4%	94	*
General and administrative	1,782	902	503	880	97.6%	399	79.3%
Corporate	309	195	66	114	58.5%	129	195.5%
Impairment charges	102	215	1	(113)	(52.6)%	214	*
Depreciation and amortization	1,126	583	222	543	93.1%	361	162.6%
Transaction costs and other operating costs	144	270	37	(126)	(46.7)%	233	*
Total operating expenses	$8,110	$4,011	$2,118	$4,099	102.2%	$1,893	89.4%
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
Casino and pari-mutuel, hotel, food and beverage, and other expenses for the year ended December 31, 2021 increased year over year as a result of our recent acquisitions, including the Merger, the William Hill Acquisition, and the consolidation of Horseshoe Baltimore. In addition, the reopening of substantially all of our properties to the extent permitted by regulations governing the applicable jurisdiction, the partial return of our workforce, and advertising costs consisting of television, radio and internet marketing campaigns directly attributable to the launch and rebranding of our Caesars Sportsbook app contributed to the increase noted. These increases were partially offset as the Company focused on labor efficiencies and post-merger synergies, as described above. Additionally, during the year ended December 31, 2021, the Company managed increases in food costs and effectively improved margins by focusing on efficiencies within food and beverage venues and menu options.
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
General and administrative expenses for the year ended December 31, 2021 increased year over year as the result of the reopening of all of our properties to the extent permitted by regulations governing the applicable jurisdiction, the Merger, the William Hill Acquisition and the consolidation of Horseshoe Baltimore. These increases were partially offset by a reduced cost structure implemented by the Company while our properties were temporarily closed due to the impact of COVID-19. Additionally, synergies associated with the combined companies from the Merger and the Company’s focus on labor efficiencies and expense savings resulted in reductions to certain administrative costs for the year ended December 31, 2021.
Corporate expenses include unallocated expenses such as payroll, annual bonus plans, stock-based compensation, professional fees, and other various expenses not directly related to the Company’s operations. For the year ended December 31, 2021 compared to the same prior year period, corporate expenses increased primarily due to the Merger, the William Hill Acquisition and the consolidation of Horseshoe Baltimore. In addition, payroll costs increased as compared to the prior year period due to performance-based incentives and higher costs in the labor market. These costs have been partially offset by a decline in the corporate headcount.
For the year ended December 31, 2021 compared to the same prior year period, depreciation and amortization expense increased primarily due to the recent acquisitions, including the Merger, the William Hill Acquisition, and the consolidation of Horseshoe Baltimore.
Transaction costs and other operating costs primarily included expenses related to the William Hill Acquisition for the year ended December 31, 2021 and costs related to the Merger for the year ended December 31, 2020.
Impairment charges in 2021 relate to the rebranding of certain of our properties. Impairment charges in 2020 relate to the impairment of goodwill and trade names recognized due to a triggering event resulting from COVID-19 and agreements to sell properties whereby the carrying value exceeded the estimated net sales proceeds.
Other Expense
Other expense was as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2021	2020	2019	2021 vs 2020		2020 vs 2019
Interest expense, net	$(2,295)	$(1,202)	$(286)	$(1,093)	(90.9)%	$(916)	*
Loss on extinguishment of debt	(236)	(197)	(8)	(39)	(19.8)%	(189)	*
Other income (loss)	(198)	176	9	(374)	*	167	*
Benefit (provision) for income taxes	283	(132)	(44)	415	*	(88)	(200.0)%
___________________
*    Not meaningful.
For the year ended December 31, 2021, interest expense, net increased year over year as a result of the Merger, the William Hill Acquisition and the consolidation of Horseshoe Baltimore. Outstanding debt assumed, additional debt raised, and assumed financing obligations resulted in the increase in interest expense. The increase was partially offset by reduction in interest expense due to the extinguishment of the 5% Convertible Notes, early extinguishment of the CRC Notes, partial repayment of the CEI Senior Notes and the repricing of CRC Incremental Term Loan.
For the year ended December 31, 2021, the loss on extinguishment of debt was related to early repayment premiums, and extinguishment of deferred financing costs and discounts associated with the prepayments of the CRC Notes and CEI Senior Notes, the repricing of the CRC Incremental Term Loan, and the early extinguishment of the 5% Convertible Notes. The loss on extinguishment of debt for the year ended December 31, 2020 was related to the payment of outstanding debt in connection with the Merger.

For the year ended December 31, 2021, other income (loss) fluctuated year over year mainly due to a loss on the change in fair value of investments and a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes.
The effective tax rate was 22.3% for 2021, (8.2%) for 2020, and 35.2% for 2019. The effective tax rate in 2020 differed from the statutory rate of 21% primarily due to an increase in valuation allowance against the deferred tax assets due to the series of transactions with VICI during the year. Such transactions did not occur in 2021. Refer to Item 8. - Note 17 for the effective income tax rate reconciliation.
Segment comparison for the years ended December 31, 2021, 2020 and 2019
Las Vegas Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2021	2020	2019	2021 vs 2020		2020 vs 2019
Revenues:
Casino and pari-mutuel commissions	$1,226	$319	$—	$907	*	$319	*
Food and beverage	702	130	—	572	*	130	*
Hotel	968	186	—	782	*	186	*
Other	513	116	—	397	*	116	*
Net revenues	$3,409	$751	$—	$2,658	*	$751	*

Table game drop	$3,088	$1,082	$—	$2,006	185.4%	$1,082	*
Table game hold %	20.2%	16.6%	—%		3.6 pts		16.6 pts
Slot handle	$10,309	$3,498	$—	$6,811	194.7%	$3,498	*

Hotel occupancy	82.1%	47.2%	—%		34.9 pts		47.2 pts

Adjusted EBITDA	$1,568	$133	$—	$1,435	*	$133	*
Adjusted EBITDA margin	46.0%	17.7%	—%		28.3 pts		17.7 pts

Net income (loss) attributable to Caesars	$641	$(287)	$—	$928	*	$(287)	*
___________________
*    Not meaningful.
Las Vegas segment’s net revenues and Adjusted EBITDA increased as a result of the Merger and reopening of all of our Las Vegas properties in accordance with state and local regulations as of December 31, 2021. In June 2021, convention and entertainment venues began to reopen as COVID-19 capacity restrictions were lifted.
During the year ended December 31, 2021, all of our reopened properties in the Las Vegas segment experienced an increase in net revenues and Adjusted EBITDA compared to Former Caesars’ prior year results as all properties were temporarily closed for a portion of 2020. Slot win percentage in Las Vegas during the year ended December 31, 2021 was within our typical range and hotel occupancy trended upward compared to 2020. Additionally, pent up demand positively impacted our results of operations in the Las Vegas segment for the year ended December 31, 2021. These positive trends, however, may not be sustained due to increasing costs and continuing uncertainty relating to COVID-19.

Regional Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2021	2020	2019	2021 vs 2020		2020 vs 2019
Revenues:
Casino and pari-mutuel commissions	$4,305	$2,079	$1,782	$2,226	107.1%	$297	16.7%
Food and beverage	438	211	301	227	107.6%	(90)	(29.9)%
Hotel	583	264	300	319	120.8%	(36)	(12.0)%
Other	211	106	111	105	99.1%	(5)	(4.5)%
Net revenues	$5,537	$2,660	$2,494	$2,877	108.2%	$166	6.7%

Table game drop	$4,349	$2,386	$1,328	$1,963	82.3%	$1,058	79.7%
Table game hold %	21.1%	20.6%	19.1%		0.5 pts		1.5 pts
Slot handle	$44,667	$24,441	$16,955	$20,226	82.8%	$7,486	44.2%

Adjusted EBITDA	$1,979	$711	$719	$1,268	178.3%	$(8)	(1.1)%
Adjusted EBITDA margin	35.7%	26.7%	28.8%		9 pts		(2.1) pts

Net income (loss) attributable to Caesars	$637	$(349)	$385	$986	*	$(734)	*
___________________
*    Not meaningful.
Regional segment’s net revenues and Adjusted EBITDA increased for the year ended December 31, 2021 compared to the same prior year period as a result of the Merger and consolidation of Horseshoe Baltimore. The increase was slightly offset by divestitures of certain properties and closures of certain properties due to Hurricane Ida and the Caldor fire. As of December 31, 2021, all of our properties in our Regional segment reopened, with the exception of Lake Charles which closed due to severe damage from Hurricane Laura and will remain closed until the second half of 2022 when construction of a new land-based casino is expected to be completed. Slot win percentage in the Regional segment during the year ended December 31, 2021 was within our typical range. Additionally, pent up demand positively impacted our results of operations in the Regional segment for the year ended December 31, 2021. These positive trends, however, may not be sustained due to increasing costs and continuing uncertainty relating to COVID-19.
For the year ended December 31, 2021, our Regional segment’s net revenues, Adjusted EBITDA and Adjusted EBITDA margin increased compared to the prior year across all properties, including Former Caesars, due to reductions in workforce and marketing costs, synergies from the purchasing power of the combined Caesars organization, and the Company’s focus on higher margin food and beverage offerings.
Caesars Digital Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2021	2020	2019	2021 vs 2020		2020 vs 2019
Revenues:
Casino and pari-mutuel commissions	$296	$84	$26	$212	*	$58	*
Other	41	11	—	30	*	11	*
Net revenues	$337	$95	$26	$242	*	$69	*

Sports betting handle (a)	$6,046	$30	$—	$6,016	*	$30	*
iGaming handle	5,621	2,448	1,040	3,173	129.6%	1,408	135.4%

Adjusted EBITDA	$(476)	$26	$13	$(502)	*	$13	100.0%
Adjusted EBITDA margin	(141.2)%	27.4%	50.0%		*		(22.6) pts

Net income (loss) attributable to Caesars	$(580)	$26	$13	$(606)	*	$13	100.0%
___________________
*    Not meaningful.

(a)Caesars Digital generated an additional $706 million of sports betting handle, which is not included in this table for the year ended December 31, 2021, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all. or a share of, the net profits. Sports betting handle includes $40 million for the year ended December 31, 2021, related to horse racing and pari-mutuel wagers.
Caesars Digital includes Caesars operations for retail and mobile sports betting, online casino, and online poker. It is comprised of the Caesars interactive business acquired in the Merger, operations acquired in the William Hill Acquisition and historical iGaming at Tropicana Atlantic City. Caesars Digital’s sports betting handle, iGaming handle, and net revenues increased significantly for the year ended December 31, 2021 compared to the same prior year period due to the acquisitions and the recent marketing launch of our new sportsbook. However, net revenues for the year ended December 31, 2021 were negatively impacted by a sports betting hold percentage that was below our typical range. The low hold percentage was driven in part by increased odds and profit boosts, which are promotional enhancements that improve odds or wager payouts for customers. In addition, our hold percentage was negatively impacted by competitive pricing strategies and lower than typical hold in certain betting markets. iGaming hold percentage for the year ended December 31, 2021 was within our typical range.
In connection with the launch of our Caesars branded sportsbook and iGaming applications, we deployed a significant level of marketing spend to build brand awareness and acquire and retain customers. As sports betting and online casinos expand through increased state legalization and customer adoption, growth in marketing and promotional costs in highly competitive markets negatively impacts Caesars Digital Adjusted EBITDA and Adjusted EBITDA margins in comparison to prior periods.
Managed and Branded Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2021	2020	2019	2021 vs 2020		2020 vs 2019
Revenues:
Food and beverage	$—	$1	$—	$(1)	(100.0)%	$1	*
Other	278	106	—	172	162.3%	106	*
Net revenues	$278	$107	$—	$171	159.8%	$107	*

Adjusted EBITDA	$87	$25	$—	$62	*	$25	*
Adjusted EBITDA margin	31.3%	23.4%	—%		7.9 pts		23.4 pts

Net income attributable to Caesars	$68	$29	$—	$39	134.5%	$29	*
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

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2021	2020	2019	2021 vs 2020		2020 vs 2019
Reimbursable management revenue	$191	$73	$—	$118	161.6%	$73	*
Reimbursable management cost	191	73	—	118	161.6%	73	*
___________________
*    Not meaningful.
Managed and Branded segment’s net revenues and Adjusted EBITDA increased as a result of the Merger. Upon the consolidation of Horseshoe Baltimore, the operations of the property are included in the Regional segment above and management revenue is eliminated upon consolidation. Additionally, in connection with the closing of the sale of Caesars Southern Indiana on September 3, 2021, the Company and the Eastern Band of Cherokee Indians (“EBCI”) extended their existing relationship by entering into a 10-year brand license agreement, with cancellation rights in exchange for a termination fee at the buyer’s discretion following the fifth anniversary of the agreement, for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. Caesars Southern Indiana was previously reported within the Regional segment and subsequent to the sale, as a result of the license agreement relating to the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana, is reported within the Managed and Branded segment. All of our managed properties have reopened as of December 31, 2021, however, a subsequent temporary closure of Caesars Windsor occurred from January 5, 2022 through January 31, 2022 due to COVID - 19.
For the year ended December 31, 2021, net revenues and Adjusted EBITDA for Managed and Branded increased as compared to Former Caesars’ prior period.
Corporate & Other

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2021	2020	2019	2021 vs 2020		2020 vs 2019
Revenues:
Other	$9	$15	$8	$(6)	(40.0)%	$7	87.5%
Net revenues	$9	$15	$8	$(6)	(40.0)%	$7	87.5%

Adjusted EBITDA	$(168)	$(101)	$(35)	$(67)	(66.3)%	$(66)	(188.6)%
___________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Years Ended December 31, 2021, 2020 and 2019
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense net of interest capitalized, (benefit) provision for income taxes, unrealized (gain) loss on investments and marketable securities, depreciation and amortization, stock-based compensation, impairment charges, transaction expenses, severance expense, selling costs associated with the divestitures of properties, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss related to divestitures, changes in the fair value of certain derivatives and certain non-recurring expenses such as sign-on and retention bonuses, business optimization expenses and transformation expenses, certain litigation awards and settlements, losses on inventory associated with properties temporarily closed as a result of the COVID-19 public health emergency, contract exit or termination costs, and certain regulatory settlements. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our leases with affiliates of GLPI and VICI Properties Inc. and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following table summarizes our Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019, respectively, in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Year Ended December 31, 2021
(In millions)	CEI	Pre-Cons. Baltimore (d)	Pre-Acq. WH US (e)	Less: Divest. (f)	Total (g)
Net loss attributable to Caesars	$(1,019)	$(32)	$(33)	$(7)	$(1,091)
Net income attributable to noncontrolling interests	3	—	—	—	3
Discontinued operations, net of income taxes	30	—	—	(23)	7
Benefit for income taxes	(283)	—	(2)	—	(285)
Other (income) loss (a)	198	40	(2)	—	236
Loss on extinguishment of debt	236	—	—	—	236
Interest expense, net	2,295	9	—	—	2,304
Impairment charges	102	—	—	—	102
Depreciation and amortization	1,126	10	8	—	1,144
Transaction costs and other operating costs (b)	144	6	27	—	177
Stock-based compensation expense	82	—	—	—	82
Other items (c)	76	—	2	—	78
Adjusted EBITDA	$2,990	$33	$—	$(30)	$2,993

	Year Ended December 31, 2020
(In millions)	CEI	Pre-Cons. Baltimore (d)	Pre-Acq. WH US (e)	Pre-Acq. CEC (h)	Less: Divest. (f)	Total (g)
Net income (loss) attributable to Caesars	$(1,757)	$(11)	$(5)	$(1,059)	$264	$(2,568)
Net income (loss) attributable to noncontrolling interests	(1)	—	—	(67)	63	(5)
Discontinued operations, net of income taxes	20	—	—	—	(20)	—
(Benefit) provision for income taxes	132	—	(7)	(224)	1	(98)
Other income (a)	(176)	(10)	(3)	(45)	(19)	(253)
Loss on extinguishment of debt	197	—	—	—	—	197
Interest expense, net	1,202	15	1	750	(72)	1,896
Depreciation and amortization	583	16	22	559	(43)	1,137
Impairment charges	215	—	—	189	(203)	201
Transaction costs and other operating costs (b)	270	1	23	71	(6)	359
Stock-based compensation expense	79	1	—	26	—	106
Other items (c)	30	(1)	—	54	(3)	80
Adjusted EBITDA	$794	$11	$31	$254	$(38)	$1,052

	Year Ended December 31, 2019
(In millions)	CEI	Pre-Cons. Baltimore (d)	Pre-Acq. WH US (e)	Pre-Acq. CEC (h)	Less: Divest. (f)	Total (g)
Net income (loss) attributable to Caesars	$81	$(1)	$1	$(1,195)	$53	$(1,061)
Net income (loss) attributable to noncontrolling interests	—	—	—	(3)	3	—
(Benefit) provision for income taxes	44	—	(1)	(141)	(47)	(145)
Other (income) loss (a)	(9)	(1)	(3)	587	3	577
Loss on extinguishment of debt	8	—	—	—	—	8
Interest expense, net	286	19	—	1,370	(83)	1,592
Depreciation and amortization	222	25	17	1,021	(97)	1,188
Impairment charges	1	—	—	468	(50)	419
Transaction costs and other operating costs (b)	37	—	1	136	(31)	143
Stock-based compensation expense	20	—	—	88	(1)	107
Other items (c)	7	—	—	80	(2)	85
Adjusted EBITDA	$697	$42	$15	$2,411	$(252)	$2,913
____________________
(a)Other (income) loss primarily includes changes in fair value of investments, changes in fair value of the derivative liability related to the 5% Convertible Notes, and gains and losses on foreign currency exchange.
(b)Transaction costs and other operating costs primarily represent costs related to the William Hill Acquisition and the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
(c)Other items primarily represent certain consulting and legal fees, rent for non-operating assets, relocation expenses, retention bonuses, and business optimization expenses.
(d)Represents results of operations for Horseshoe Baltimore for periods prior to the consolidation resulting from the Company’s increase in its ownership interest on August 26, 2021. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.
(e)Pre-acquisition William Hill represents results of operations for William Hill prior to the acquisition. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and, for the 2021, 2020 and 2019 periods, do not conform to GAAP.
(f)Divestitures include results of operations for certain properties divested. See Item 7 - Overview above. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.
(g)Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.
(h)Pre-acquisition CEC represents results of operations for Former Caesars prior to the Merger. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and, for the 2020 and 2019 periods, do not conform to GAAP.
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
As of December 31, 2021, our cash on hand and revolving borrowing capacity were as follows:

(In millions)	December 31, 2021
Cash and cash equivalents	$1,070
Revolver capacity (a)	2,030
Revolver capacity committed to letters of credit	(92)
Revolver capacity committed as regulatory requirement	(48)
Total	$2,960
___________________
(a)Revolver capacity includes $995 million under our CEI Revolving Credit Facility, as amended, maturing in July 2025, $1,025 million under our CRC Revolving Credit Facility, maturing in December 2022 and $10 million under our Baltimore Revolving Credit Facility, maturing in July 2022.

During the year ended December 31, 2021, our operating activities generated operating cash inflows of $1.2 billion, as compared to operating cash outflows of $561 million during the year ended December 31, 2020 due to the results of operations described above in addition to the Merger, William Hill Acquisition and consolidation of Horseshoe Baltimore. In addition, we continue to improve our financial position and reduce our operating costs related to our debt through accelerated repayments, amendments to existing debt agreements and obtaining favorable rates on new borrowings which has resulted in, and is expected to continue to provide, interest expense savings.
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
During the year ended December 31, 2021, the Company purchased or redeemed all $1.7 billion 5.25% senior notes due 2025 (the “CRC Notes”) and recognized a $199 million loss on the early extinguishment of debt.
During the year ended December 31, 2021, the Company purchased a total of $100 million in principal amount of the $1.8 billion 8.125% Senior Notes due 2027 (the “CEI Senior Notes”) and the Company recognized a $14 million loss on the early extinguishment of debt.
On September 24, 2021, the Company issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029 (the “Senior Notes”) pursuant to an indenture dated as of September 24, 2021 between the Company and U.S. Bank National Association, as Trustee. The Senior Notes will mature on October 15, 2029 with interest payable on April 15 and October 15 of each year, commencing April 15, 2022. Proceeds from the issuance of the Senior Notes, as well as cash on hand, was used to repay the CRC Notes, as described above.
As a result of our increased ownership interest in Horseshoe Baltimore, we began to consolidate the aggregate principal amount of Horseshoe Baltimore’s senior secured term loan facility (the “Baltimore Term Loan”) and amounts outstanding, if any, under Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”). The Baltimore Term Loan matures in 2024 and is subject to a variable rate of interest calculated as LIBOR plus 4.00%. The Baltimore Revolving Credit Facility has borrowing capacity of up to $10 million available, matures in 2022, and is subject to a variable rate of interest calculated as LIBOR plus 6.00%. As of December 31, 2021, there was $10 million of available borrowing capacity under the Baltimore Revolving Credit Facility.
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
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company (the “Bridge Facility Borrower”) entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing (as defined below). The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, we repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. Outstanding borrowings under the Bridge Credit Agreement are expected to be repaid upon the sale of William Hill International. Certain investments acquired have been excluded from the held for sale asset group. On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. After repayment of the outstanding debt under the Bridge Credit Agreement, described above, the Company expects to receive approximately £835 million, or $1.2 billion, subject to any permitted leakage, which is customary for sale transactions in the UK. In order to manage the risk of changes in the GBP denominated sales price and expected proceeds, the Company has entered into foreign exchange forward contracts. The sale is subject to satisfaction of customary conditions, including receipt of the approval of shareholders of 888 Holdings Plc and regulatory approvals, and is expected to close in the second quarter of 2022.

We expect that our primary capital requirements going forward will relate to the expansion and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Master Lease, the VICI Leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for 2022 are expected to increase compared to prior periods as a result of increased expansion projects, the rebranding of certain properties, implementation and migration of states to our Liberty platform and continued investment into new markets with our Caesars Sportsbook and iGaming applications in our Caesars Digital segment. In addition, we may, from time to time, seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
In 2020, we funded $400 million to escrow as of the closing of the Merger and have begun to utilize those funds in accordance with a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash in Other assets, net. As of December 31, 2021, our restricted cash balance in the escrow account was $297 million for future capital expenditures in New Jersey.
As a condition of the extension of the casino operating contract and ground lease for Harrah’s New Orleans, we are also required to make a capital investment of $325 million in Harrah’s New Orleans by July 15, 2024. In connection with the capital investment in Harrah’s New Orleans, construction has begun and we are in the process of rebranding the property as Caesars New Orleans which we expect to be complete in 2024.
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
We continue to expand into new markets with projects such as Caesars Virginia, which is expected to be a $500 million premier destination resort casino. The property plans to include a 500 room hotel and casino including slot machines, table games, WSOP Room and Caesars Sportsbook. Additionally, Caesars announced the plans to expand into Nebraska with a $75 million development of a Harrah’s casino and racetrack.
Cash spent for capital expenditures totaled $520 million, $164 million, $171 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to our growth, renovation, maintenance, and other capital projects. Due, in part, to constraints on the supply chain, certain projects and planned spend during 2021 are expected to be incurred during 2022. The following table summarizes our estimates for 2022 capital expenditures:

(In millions)	Low	High
Atlantic City	$240	$260
Indiana racing operations	5	10
Total estimated capital expenditures from restricted cash	245	270
Growth and renovation projects	605	755
Caesars Digital	115	135
Maintenance projects	290	340
Total estimated capital expenditures from unrestricted cash and insurance proceeds	1,010	1,230
Total	$1,255	$1,500
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $840 million for 2022. We also lease certain real property assets from third parties, including VICI and GLPI. We estimate our lease payments to VICI and GLPI to be approximately $1.2 billion for 2022.
On June 21, 2021, the Company delivered a notice of mandatory conversion to the trustee of the 5% Convertible Notes to convert all outstanding notes on June 24, 2021. All outstanding notes, at the election of either the Company or the holder, were subject to conversion into approximately 0.014 shares of the Company’s Common Stock (“Company Common Stock”) and approximately $1.17 of cash per $1.00 principal amount of the 5% Convertible Notes. During the year ended December 31, 2021, the Company converted the remaining outstanding aggregate principal amount of the 5% Convertible Notes, which resulted in cash payments of $367 million, net of approximately $12 million paid into our trust accounts and the issuance of approximately 5 million shares of Company Common Stock.
The Company periodically divests assets that it does not consider core to its business to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. We have divested of several international properties including an interest in a Korea joint venture and the Caesars UK Group, which includes Emerald Resort & Casino. The sale of the Caesars UK Group closed on July 16, 2021, and the buyer assumed all liabilities associated with the Caesars UK Group. We also expect to divest of William Hill International in the second quarter of 2022, as described above.
On April 6, 2021, the Company consummated the sale of the equity interests of MontBleu for $15 million. The purchase price is due no later than the first anniversary of the consummation of the transaction.
On September 3, 2020, the Company and VICI entered into an agreement to sell the equity interests of Harrah’s Louisiana Downs to Rubico Acquisition Corp. for $22 million, subject to a customary working capital adjustment. The proceeds were split between the Company and VICI. On November 1, 2021, the sale of Harrah’s Louisiana Downs was completed. The annual base rent payments under the Regional lease between Caesars and VICI remain unchanged.
On June 3, 2021, the Company consummated the sale of the real property and equity interests of Evansville to GLPI and Bally’s Corporation, respectively, for $480 million in cash, subject to a customary working capital adjustment, resulting in a gain of $12 million.
On December 1, 2020, the Company entered into a definitive agreement to sell the operations of Baton Rouge to CQ Holding Company, Inc. The transaction has received regulatory approvals and is expected to close in the first quarter of 2022, subject to other customary closing conditions.
On December 24, 2020, the Company entered into an agreement to sell the equity interests of Caesars Southern Indiana to the EBCI for $250 million, subject to customary purchase price adjustments. On September 3, 2021, the Company completed the sale of Caesars Southern Indiana resulting in a gain of $12 million. In connection with this transaction, the Company’s annual base rent payments to VICI Properties under the Regional Master Lease were reduced by $33 million.
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
Debt and Master Lease Covenant Compliance
The Caesars Resort Collection (“CRC”) Credit Agreement, the CEI Revolving Credit Facility, the Baltimore Term Loan and the indentures related to the CEI Senior Secured Notes, the CEI Senior Notes, the CRC Senior Secured Notes and the Senior Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit our ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
The CRC Revolving Credit Facility and the CEI Revolving Credit Facility include a maximum first-priority net senior secured leverage ratio financial covenant of 6.35:1, which is applicable solely to the extent that certain testing conditions are satisfied. The Baltimore Revolving Credit Facility includes a senior secured leverage ratio financial covenant of 5.0:1. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.
The GLPI Leases and VICI Leases contain certain covenants requiring minimum capital expenditures based on a percentage of net revenues along with maintaining certain financial ratios.
The Bridge Credit Agreement associated with the planned divestiture of William Hill International, which is presented within liabilities held for sale, includes a financial covenant requiring the Bridge Facility Borrower to comply with a maximum total net leverage ratio of 10.50 to 1.00. The borrowings under the Bridge Credit Agreement are guaranteed by the Bridge Facility Borrower and the Bridge Facility Borrower’s material wholly-owned subsidiaries (subject to exceptions), and are secured by a pledge of substantially all of the existing and future property and assets of the Bridge Facility Borrower and the guarantors (subject to exceptions). Additionally, no financial covenants are related to the $943 million of debt from the two trust deeds assumed in the William Hill Acquisition, which are also held for sale.
As of December 31, 2021, we were in compliance with all of the applicable financial covenants described above.

Share Repurchase Program
On November 8, 2018, our Board of Directors authorized a $150 million common stock repurchase program (the “Share Repurchase Program”) pursuant to which we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the Share Repurchase Program.
As of December 31, 2021, we have acquired 223,823 shares of common stock under the program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the years ended December 31, 2021 or 2020.
Debt Obligations and Leases
Baltimore Term Loan and Baltimore Revolving Credit Facility
As a result of our increased ownership interest in Horseshoe Baltimore, we began to consolidate the aggregate principal amount of Horseshoe Baltimore’s senior secured term loan facility (the “Baltimore Term Loan”) and amount outstanding, if any, under Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”). The Baltimore Term Loan matures in 2024 and is subject to a variable rate of interest calculated as LIBOR plus 4.00%. The Baltimore Revolving Credit Facility has borrowing capacity of up to $10 million available and matures in 2022, subject to a variable rate of interest calculated as LIBOR plus 6.00%. As of December 31, 2021, there was $10 million of available borrowing capacity under the Baltimore Revolving Credit Facility.
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
Borrowings under the CRC Credit Agreement bear interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the CRC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be (a) with respect to the CRC Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan, (b) with respect to the CRC Incremental Term Loan, 4.50% per annum in the case of any LIBOR loan or 3.50% in the case of any base rate loan and (c) in the case of the CRC Revolving Credit Facility, 2.25% per annum in the case of any LIBOR loan and 1.25% per annum in the case of any base rate loan, subject in the case of the CRC Revolving Credit Facility to two 0.125% step-downs based on CRC’s senior secured leverage ratio (“SSLR”), the ratio of first lien senior secured net debt to adjusted earnings before interest, taxes, depreciation and amortization. The CRC Revolving Credit Facility is subject to a financial covenant discussed below. On September 21, 2021, CRC entered into a second amendment related to the CRC Incremental Term Loan to reduce the interest rate margins to 3.50% per annum in the case of any LIBOR loan or 2.50% per annum in the case of any base rate loan. The CRC Term Loan and the CRC Incremental Term Loan are LIBOR based loans as of December 31, 2021.
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
We had $956 million of available borrowing capacity, after consideration of $69 million in outstanding letters of credit under the CRC Revolving Credit Facility, as of December 31, 2021.

CEI Revolving Credit Facility
On July 20, 2020, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, and certain banks and other financial institutions and lenders party thereto, as well as an incremental amendment thereto, which provide for a five-year CEI Revolving Credit Facility for an aggregate principal amount of $1.2 billion (the “CEI Revolving Credit Facility”). On November 10, 2021, we amended the CEI Revolving Credit Facility to establish reserves in the total amount of $190 million which are available only for permitted use. The CEI Revolving Credit Facility matures in July 2025 and includes a letter of credit sub-facility of $250 million.
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
Additionally, we are required to pay a commitment fee in respect of any unused commitments under the CEI Revolving Credit Facility in the amount of 0.50% of principal amount of the commitments of all lenders, subject to a step-down to 0.375% based upon the Company’s total leverage ratio. We are also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
We had $924 million of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $23 million in outstanding letters of credit, $48 million committed for regulatory purposes and the reserves described above, as of December 31, 2021.
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
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. We assumed the rights and obligations under the CEI Senior Notes and the indenture governing the CEI Senior Notes on July 20, 2020. The CEI Secured Notes will mature on July 1, 2027 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year. In September 2021, the Company began to repurchase CEI Senior Notes on the open market and, as of December 31, 2021, a total of $100 million in principal amount of CEI Senior Notes was purchased and the Company recognized a $14 million loss on the early extinguishment of debt.
CRC Senior Secured Notes due 2025
On July 6, 2020, the Escrow Issuer issued $1.0 billion in aggregate principal amount of 5.75% Senior Notes due 2025 pursuant to an indenture, dated July 6, 2020 (the “CRC Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. In connection with the consummation of the Merger, CRC assumed the rights and obligations under the CRC Senior Secured Notes and the indenture governing such notes. The CRC Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year.
5% Convertible Notes
On October 6, 2017, Former Caesars issued $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 (the “5% Convertible Notes”).
The 5% Convertible Notes were convertible into approximately 0.014 shares of the Company’s Common Stock (“Company Common Stock”) and approximately $1.17 of cash per $1.00 principal amount of the 5% Convertible Notes. During the year ended December 31, 2021, the Company converted the remaining outstanding aggregate principal amount of the 5% Convertible Notes, which resulted in cash payments of $367 million, net of approximately $12 million paid into our trust accounts and the issuance of approximately 5 million shares of Company Common Stock. The fair value of the shares contributed to, and held in, the trust was $14 million, which is included within Treasury stock. The Company recognized a loss on the change in fair value of the derivative liability of $16 million recorded in Other income (loss) and a $23 million loss on extinguishment of debt, related to the unamortized discount, on the Statement of Operations.
CRC Notes
On October 16, 2017, CRC issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the “CRC Notes”). During the year ended December 31, 2021, the Company purchased or redeemed all $1.7 billion of the CRC Notes and recognized a $199 million loss on the early extinguishment of debt.
Senior Notes due 2029
On September 24, 2021, the Company issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029 (the “Senior Notes”) pursuant to an indenture dated as of September 24, 2021 between the Company and U.S. Bank National Association, as Trustee. The Senior Notes will mature on October 15, 2029 with interest payable on April 15 and October 15 of each year, commencing April 15, 2022. Proceeds from the issuance of the Senior Notes, as well as cash on hand, was used to repay the CRC Notes, as described above.
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
VICI Leases
CEI leases certain real property assets from VICI under the following agreements: (i) for a portfolio of properties located throughout the United States (the “Regional Lease”), (ii) for Caesars Palace Las Vegas and Harrah’s Las Vegas (the “Las Vegas Lease”), and (iii) for Harrah’s Joliet Hotel & Casino (the “Joliet Lease”). The lease agreements, inclusive of all amendments, include (i) a 15-year initial term with four five-year renewal options, (ii) annual fixed rent payments of $1.1 billion, subject to annual escalation provisions based on the CPI and a 2% floor commencing in lease year two of the initial term and (iii) a variable element based on net revenues of the underlying leased properties, commencing in lease year eight of the initial term.
The Regional Lease includes a put-call option whereby the Company may require VICI to purchase and lease back (as lessor) or whereby VICI may require the Company to sell to VICI and lease back (as lessee) the real estate components of the gaming and racetrack facilities of Harrah’s Hoosier Park Racing & Casino and Indiana Grand (“Centaur properties”). Election to exercise the option by either party must be made during the election period beginning January 1, 2022 and ending December 31, 2024. Upon either party exercising their option, the Centaur properties would be sold at a price in accordance with the agreement and leased back to CEI in accordance to the pre-existing terms of the Regional Lease.
The sale of Caesars Southern Indiana to EBCI for $250 million was finalized on September 3, 2021 and as a result of the sale, Caesars’ annual payments to VICI Properties under the Regional Lease decreased by $33 million and variable rent under the lease shall exclude net revenue attributable to Caesars Southern Indiana.
Our VICI Leases are accounted for as a financing obligation and totaled $11.1 billion as of December 31, 2021. See Note 10 to our Financial Statements for additional information about our VICI Leases and related matters.
GLPI Leases
The GLPI Master Lease, encompassing a portfolio of properties within the United States, provides for the lease of land, buildings, structures and other improvements on the land (including barges and riverboats), easements and similar appurtenances to the land and improvements relating to the operation of the leased properties. The GLPI Master Lease, inclusive of all amendments, provides for (i) an initial term of 20 years (through September 2038), with four five-year renewals at the Company’s option, (ii) annual land and building base rent of $24 million and $63 million, (iii) escalating provisions of building base rent equal to 101.25% of the rent for the preceding year for lease years five and six, 101.75% for lease years seven and eight and 102% for each lease year thereafter and (iv) relief from the operating, capital expenditure and financial covenants in the event of involuntary closures.

The Lumière Lease was entered into by the Company and GLPI, whereby the Company sold the real estate underlying Lumière to GLPI and leased back the property under a long-term financing obligation. The Lumière Lease, inclusive of all amendments, provides for (i) an initial term commencing on September 29, 2020 and ending on October 31, 2033, (ii) four five-year renewal options, (iii) annual rent payments of $23 million, (iv) escalation provisions commencing in lease year two equal to 101.25% of the rent for the preceding year for lease years two through five, 101.75% for lease years six and seven and 102% for each lease year thereafter, (v) maintaining a minimum of 1.20:1 adjusted revenue to rent ratio and (vi) certain relief under the financial covenant in the event of involuntary closures.
The GLPI Leases are accounted for as financing obligations and totaled $1.2 billion as of December 31, 2021. See Note 10 to our Financial Statements for additional information about our GLPI Leases and related matters.
Other Liquidity Matters
We are faced with certain contingencies, from time to time, involving litigation, claims, assessments, environmental remediation or compliance. These commitments and contingencies are discussed in greater detail in “Part I, Item 3. Legal Proceedings” and Note 11 to our Financial Statements, both of which are included elsewhere in this Annual Report on Form 10-K. In addition, new competition among retail and online operations may have a material adverse effect on our revenues and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included elsewhere in this Annual Report on Form 10-K.
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
Our most critical accounting estimates and assumptions are in the following areas:
Business Combinations
We applied the provisions of Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” in the accounting for our acquisitions of Former Caesars, William Hill PLC, and our additional interest in Horseshoe Baltimore. It required us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values, which were determined using market, income, and cost approaches, or a combination. Goodwill as of the respective acquisition dates was measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill is generally the result of expected synergies of the combined company or an assembled workforce.
Indefinite-lived intangible assets acquired primarily include trademarks, Caesars Rewards acquired in the Merger, customer relationships and gaming rights. The fair value for these intangible assets was determined using either the relief from royalty method and excess earnings method under the income approach or a replacement cost market approach.
Acquired trademarks, developed technology and Caesars Rewards were valued using the relief from royalty method, which presumes that without ownership of such trademarks, technology, or loyalty program, we would have to make a stream of payments to a third party in return for the right to use their name, technology, or program. By virtue of this asset, we avoid any such payments and record the related intangible value of the Company’s ownership of the brand name, technology, or program.
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
Gaming rights include our gaming licenses in various jurisdictions and may have indefinite lives or an estimated useful life. The fair value of the gaming rights was determined using the excess earnings or replacement cost methodology, based on whether the license resides in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. The excess earnings methodology is an income approach that estimates the projected cash flows of the business attributable to the gaming license intangible asset, which is net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets. The replacement cost of the gaming license was used as an indicator of fair value.
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
Reacquired rights were valued using the excess earnings method that reflects the present value of the future profit William Hill expected to earn over the remaining term of the contract, adjusted for returns of other assets that contribute to the generation of this profit, such as working capital, fixed assets and other intangible assets. The forecasted profit used within the valuation was adjusted for the settlement of the preexisting relationship as a component of the purchase consideration.
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
Assets and liabilities which are designated as held for sale on an acquisition date are also measured at fair value, utilizing similar market, income and cost approaches described above, based on the underlying asset class held for sale.
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
We determine the fair value of our indefinite-lived intangible assets using either the relief from royalty method or the excess earnings method under the income approach or replacement cost market approach. The determination of fair value of our reporting units and indefinite-lived intangible assets requires management to make significant assumptions and estimates around the forecasts as well as the selection of discount rates and valuation multiples. Changes in these estimates could have a significant impact on the fair value of our reporting units, intangible assets and result in potential impairment.
Forecasts and the determination of appropriate discount rates and valuation multiples used to determine the fair value of our reporting units and indefinite-lived intangible assets involves significant assumptions and estimates. Assumptions include those used to assess future effects of COVID-19 as well as the realization of synergies anticipated from acquisitions which may not be realized at the projected rate.
We acquired William Hill PLC on April 22, 2021 and allocated the total purchase consideration transferred to the identifiable assets acquired and liabilities assumed based on their respective fair values and therefore, the fair value of the acquired reporting units and indefinite-lived intangible assets do not significantly exceed their respective carrying values. As of October 1, 2021, one other reporting unit in the Regional Segment with goodwill totaling $420 million had a fair value that did not significantly exceed its respective carrying values. To the extent gaming volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we may recognize further impairments, and such impairments could be material. In addition, $352 million of goodwill within our Regional segment is associated with reporting units with zero or negative carrying value. See Note 7 for additional information.
Allowance for Doubtful Accounts - Gaming
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. As of December 31, 2021, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $14 million.
Self-Insurance Reserves
We are self-insured for various levels of general liability, employee medical insurance coverage and workers’ compensation coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. We utilize independent consultants to assist management in its determination of estimated insurance liabilities. While the total cost of claims incurred depends on future developments, in managements’ opinion, recorded reserves are adequate to cover future claims payments. Self-insurance reserves for employee medical claims, workers’ compensations and general liability claims are included self-insurance claims and reserves within Accrued other liabilities on the Balance Sheets. See Note 9.
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
Recently Issued Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our Financial Statements, see Note 2, Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements, in the Notes.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements. Our exposure to foreign exchange risk is attributable to funds held in operating and escrow accounts, as well as the previously announced sales price of William Hill International, which are denominated in British Pounds (GBP).

Interest Rate Risk
As of December 31, 2021, the face value of our long-term debt was $14.3 billion, including variable-rate long-term borrowings of $6.6 billion. No amounts were outstanding under our revolving credit facilities.
As a result of the Merger, we assumed Former Caesars’ interest rate swaps, of which four interest rate swap agreements are currently in place to fix the interest rate on $1.3 billion of variable rate debt. As a result, net of these interest rate swaps, $5.3 billion of debt remains subject to variable interest rates, as of December 31, 2021, for the term of the agreements. See Note 12 for additional information. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense as settlements occur. Changes in the variable interest rates to be received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
We do not purchase or hold any derivative financial instruments for trading purposes.
The table below provides information as of December 31, 2021 about our financial instruments that are sensitive to changes in interest rates including the cash flows associated with amortization, the notional amounts of interest rate derivative instruments, and related weighted average interest rates. Principal amounts are used to calculate the payments to be exchanged under the related agreements and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2021 and should not be considered a predictor of actual future interest rates.

	Expected Maturity Date
(Dollars in millions)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$2	$2	$2	$4,802	$3	$2,940	$7,751	$8,156
Average interest rate	6.5%	6.4%	6.5%	9.2%	6.7%	6.6%	7.6%
Variable rate	$68	$68	$4,712	$1,724	$—	$—	$6,572	$6,557
Average interest rate	3.7%	4.4%	7.2%	5.9%	—%	—%	4.9%
Interest Rate Derivatives
Interest rate swaps
Variable to fixed (a)	$1,250	$—	$—	$—	$—	$—	$1,250
Average pay rate	2.7%	—%	—%	—%	—%	—%	2.7%
Average receive rate	0.5%	—%	—%	—%	—%	—%	0.5%
____________________
(a)These amounts represent the interest rate swap notional amounts that mature at the end of 2022. See Note 12 for additional information.
As of December 31, 2021, borrowings outstanding under our credit facilities were variable-rate borrowings. Assuming a 100 basis-point increase in LIBOR, our annual interest cost would change by $53 million based on gross amounts outstanding at December 31, 2021.
LIBOR is expected to be discontinued by lending institutions after December 31, 2021 for new debt agreements and after June 30, 2023 no additional LIBOR rates will be available. We have variable rate debt instruments which are subject to LIBOR interest rates plus a margin or base rate. Our CRC Credit Facility contains alternative rates in the event that LIBOR is no longer available. The Baltimore Term Loan has been amended and we intend to work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR. Our interest rate swaps mature on December 31, 2022.
Foreign Exchange Rate Risks
The Company has entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP and to fix the exchange rate for a portion of the funds used in the William Hill Acquisition, repayment of related debt, and expected proceeds of the sale of the international operations. The Company entered into a foreign exchange forward contract to purchase £724 million at a contracted exchange rate, which was settled on June 11, 2021 and December 31, 2021. As of December 31, 2021, the Company is contracted to sell a total of £790 million at fixed exchange rates. These contracts are to hedge the risk of fluctuations in the foreign exchange rate related to a portion of the expected proceeds from the sale of William Hill International. The forward term of these contracts ends in March 2022.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
CAESARS ENTERTAINMENT, INC.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Caesars Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Caesars Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flow for each of the two years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flow for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Acquisition of William Hill PLC – Refer to Notes 1 and 3 to the Financial Statements
Critical Audit Matter Description
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
The Company previously held equity interests in William Hill PLC and William Hill U.S. Holdco Inc. (a William Hill PLC subsidiary). Accordingly, the acquisition is accounted for as a business combination achieved in stages, or a “step acquisition”. The estimated purchase consideration allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company used market, income, and cost approaches, or a combination in the determining the fair values of the assets acquired and liabilities assumed. These approaches required management to make significant assumptions and estimates around expected cash flows and projected financial results related to online sports betting and iGaming in the United States (US) (collectively, the “forecasts”) as well as the selection of a discount rate. Changes in these assumptions and estimates could have a significant impact on the fair value of the intangible assets and assigned goodwill. Therefore, auditing the forecasts and the selection of discount rates involved a higher degree of auditor judgment and subjectivity as well as an increased level of audit effort, including the involvement of valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts and the selection of the discount rate selected by management to determine the fair value of the intangible assets and assigned goodwill included the following, among others:

•We tested the effectiveness of the Company’s internal controls over the forecasts and the selection of discount rates.

•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•We evaluated the assumptions and estimates included in the forecasts by: 1) comparing the forecasts to information included in the Company’s communications to the Board of Directors, gaming industry reports, and analyst reports for the Company and certain of its peer companies; 2) comparing management’s assumptions regarding the dates for legalization of online sports betting and iGaming and the estimated market size for certain states in the US to gaming industry reports; 3) comparing forecasted market share with the Company’s historical market share; and 4) conducting inquiries with management.

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
Goodwill – Refer to Note 7 to the Financial Statements
Critical Audit Matter Description
The Company reviews goodwill for impairment at least annually and between annual test dates in certain circumstances. The Company performs its goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount. The Company determines the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization (“EBITDA”), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. The Company also evaluates the aggregate fair value of all of its reporting units and other non-operating assets in comparison to its aggregate debt and equity market capitalization at the test date.
The Company performed its annual goodwill impairment assessment as of October 1, 2021 and determined that the fair value of each reporting unit was in excess of its carrying value. The Company’s goodwill balance was $11,076 million as of December 31, 2021, of which $1,016 million was related to two reporting units within the Regional segment which had estimated fair values that did not significantly exceed their respective carrying values.
The EBITDA forecasts and the selection of discount rates and valuation multiples used to determine the fair value of the reporting units involved significant assumptions and estimates. Therefore, our audit procedures to evaluate the reasonableness of management’s EBITDA forecasts required a higher degree of auditor judgment as well as an increased level of audit effort and the need to use more experienced audit professionals. In addition, the selection of discount rates and valuation multiples involved a higher degree of auditor judgment and subjectivity as well as an increased level of audit effort, including the involvement of valuation specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s financial projections for these two reporting units within the segment, included the following, among others:

•We tested the effectiveness of the Company’s internal controls over the forecasts and the selection of discount rates and valuation multiples.

•We evaluated management’s ability to accurately forecast EBITDA by comparing actual results to management’s historical forecasts.

•We evaluated the assumptions and estimates included in management’s forecasts by: 1) comparing the forecasts to information included in the Company’s communications to the Board of Directors, gaming industry reports, and analyst reports for the Company and certain of its peer companies; 2) conducting inquiries with property management; and 3) evaluating management’s estimate of the impact of the expansion of gaming activities by analyzing historical information.

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
February 23, 2022
We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Caesars Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2019 of Caesars Entertainment, Inc., (formerly Eldorado Resorts Inc.) (the Company), and the related notes and the financial statement schedule listed in the Index at Item 15 (a)(ii) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects the results of the Company’s operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2011 to 2020.
Las Vegas, Nevada
February 27, 2020

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in millions)	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,070	$1,776
Restricted cash and investments	319	2,021
Accounts receivable, net	472	342
Due from affiliates	—	44
Inventories	42	44
Prepayments and other current assets	290	253
Assets held for sale ($0 and $130 attributable to our VIEs)	3,771	1,583
Total current assets	5,964	6,063
Investments in and advances to unconsolidated affiliates	158	173
Property and equipment, net	14,601	14,735
Gaming rights and other intangibles, net	4,920	4,283
Goodwill	11,076	9,864
Other assets, net	1,312	1,267
Total assets	$38,031	$36,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$254	$167
Accrued interest	320	229
Accrued other liabilities	1,973	1,263
Current portion of long-term debt	70	67
Liabilities related to assets held for sale ($0 and $130 attributable to our VIEs)	2,680	787
Total current liabilities	5,297	2,513
Long-term financing obligation	12,424	12,295
Long-term debt	13,722	14,073
Deferred income taxes	1,111	1,166
Other long-term liabilities	936	1,304
Total liabilities	33,490	31,351
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Common stock, par value $0.00001, 500,000,000 shares authorized, 213,779,848 and 208,049,417 issued and outstanding, net of treasury shares	—	—
Paid-in capital	6,877	6,382
Accumulated deficit	(2,410)	(1,391)
Treasury stock at cost, 363,016 and 223,823 shares held	(23)	(9)
Accumulated other comprehensive income	36	34
Caesars stockholders' equity	4,480	5,016
Noncontrolling interests	61	18
Total stockholders’ equity	4,541	5,034
Total liabilities and stockholders’ equity	$38,031	$36,385

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions, except per share data)	2021	2020	2019
REVENUES:
Casino and pari-mutuel commissions	$5,827	$2,482	$1,808
Food and beverage	1,140	342	301
Hotel	1,551	450	300
Other	1,052	354	119
Net revenues	9,570	3,628	2,528
EXPENSES:
Casino and pari-mutuel commissions	3,129	1,271	905
Food and beverage	707	265	239
Hotel	438	170	99
Other	373	140	46
General and administrative	1,782	902	503
Corporate	309	195	66
Impairment charges	102	215	1
Depreciation and amortization	1,126	583	222
Transaction costs and other operating costs	144	270	37
Total operating expenses	8,110	4,011	2,118
Operating income (loss)	1,460	(383)	410
OTHER EXPENSE:
Interest expense, net	(2,295)	(1,202)	(286)
Loss on extinguishment of debt	(236)	(197)	(8)
Other income (loss)	(198)	176	9
Total other expense	(2,729)	(1,223)	(285)
Income (loss) from continuing operations before income taxes	(1,269)	(1,606)	125
Benefit (provision) for income taxes	283	(132)	(44)
Net income (loss) from continuing operations, net of income taxes	(986)	(1,738)	81
Discontinued operations, net of income taxes	(30)	(20)	—
Net income (loss)	(1,016)	(1,758)	81
Net (income) loss attributable to noncontrolling interests	(3)	1	—
Net income (loss) attributable to Caesars	$(1,019)	$(1,757)	$81
Net income (loss) per share - basic and diluted:
Basic income (loss) per share from continuing operations	$(4.69)	$(13.35)	$1.04
Basic loss per share from discontinued operations	(0.14)	(0.15)	—
Basic income (loss) per share	$(4.83)	$(13.50)	$1.04
Diluted income (loss) per share from continuing operations	$(4.69)	$(13.35)	$1.03
Diluted loss per share from discontinued operations	(0.14)	(0.15)	—
Diluted income (loss) per share	$(4.83)	$(13.50)	$1.03
Weighted average basic shares outstanding	211	130	78
Weighted average diluted shares outstanding	211	130	79

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In millions)	2021	2020	2019
Net income (loss)	$(1,016)	$(1,758)	$81
Foreign currency translation adjustments	(45)	9	—
Change in fair market value of interest rate swaps, net of tax	47	26	—
Other	(1)	—	—
Other comprehensive income, net of tax	1	35	—
Comprehensive income (loss)	(1,015)	(1,723)	81
Amounts attributable to noncontrolling interests:
Net (income) loss attributable to noncontrolling interests	(3)	1	—
Foreign currency translation adjustments	1	(1)	—
Comprehensive income attributable to noncontrolling interests	(2)	—	—
Comprehensive income (loss) attributable to Caesars	$(1,017)	$(1,723)	$81

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Caesars Stockholders' Equity
	Common Stock					Treasury Stock
(In millions)	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Amount	Noncontrolling interests	Total Stockholders' Equity
Balance, January 1, 2019	77	$—	$748	$290	$—	$(9)	$—	$1,029
Cumulative change in accounting principle, net of tax	—	—	—	(5)	—	—	—	(5)
Issuance of restricted stock units	1	—	20	—	—	—	—	20
Net income	—	—	—	81	—	—	—	81
Shares withheld related to net share settlement of stock awards	—	—	(8)	—	—	—	—	(8)
Balance, December 31, 2019	78	—	760	366	—	(9)	—	1,117
Issuance of restricted stock units	1	—	72	—	—	—	—	72
Issuance of common stock, net	67	—	3,172	—	—	—	—	3,172
Net loss	—	—	—	(1,757)	—	—	(1)	(1,758)
Shares issued to Former Caesars shareholders	62	—	2,381	—	—	—	—	2,381
Former Caesars replacement awards	—	—	24	—	—	—	—	24
Other comprehensive income, net of tax	—	—	—	—	34	—	1	35
Shares withheld related to net share settlement of stock awards	—	—	(16)	—	—	—	—	(16)
Acquired noncontrolling interests	—	—	(18)	—	—	—	18	—
Other	—	—	7	—	—	—	—	7
Balance, December 31, 2020	208	—	6,382	(1,391)	34	(9)	18	5,034
Issuance of restricted stock units	1	—	83	—	—	—	—	83
Issuance of common stock, net	5	—	456	—	—	(14)	—	442
Net income (loss)	—	—	—	(1,019)	—	—	3	(1,016)
Other comprehensive income, net of tax	—	—	—	—	2	—	(1)	1
Shares withheld related to net share settlement of stock awards	—	—	(44)	—	—	—	—	(44)
Transactions with noncontrolling interests	—	—	—	—	—	—	41	41
Balance, December 31, 2021	214	$—	$6,877	$(2,410)	$36	$(23)	$61	$4,541

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,016)	$(1,758)	$81
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	30	20	—
Depreciation and amortization	1,126	583	222
Amortization of deferred financing costs and discounts	347	156	18
Provision for doubtful accounts	26	29	1
Deferred revenue	(4)	(11)	(7)
Loss on extinguishment of debt	236	197	8
Non-cash lease amortization	39	14	3
(Gain) loss on investments	107	(34)	(9)
Stock compensation expense	82	79	20
(Gain) loss on sale of businesses and disposal of property and equipment	11	(7)	(50)
Impairment charges	102	215	1
(Benefit) provision for deferred income taxes	(283)	176	(2)
(Gain) loss on derivatives	127	(9)	—
Foreign currency transaction gain	(21)	(129)	—
Other non-cash adjustments to net income (loss)	(8)	(2)	3
Change in operating assets and liabilities:
Accounts receivable	(135)	(70)	5
Prepaid expenses and other assets	(67)	9	10
Income taxes (receivable) payable	13	(40)	(22)
Accounts payable, accrued expenses and other liabilities	486	25	31
Other	1	(4)	—
Net cash provided by (used in) operating activities	1,199	(561)	313

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(520)	(164)	(171)
Former Caesars acquisition, net of cash acquired	—	(6,314)	—
William Hill acquisition, net of cash acquired	(1,581)	—	—
Purchase of additional interest in Horseshoe Baltimore, net of cash consolidated	(5)	—	—
Acquisition of gaming rights and trademarks	(312)	(35)	—
Proceeds from sale of businesses, property and equipment, net of cash sold	726	366	536
Proceeds from the sale of investments	239	25	5
Proceeds from insurance related to property damage	44	17	—
Investments in unconsolidated affiliates	(39)	(1)	(1)
Other	—	6	—
Net cash provided by (used in) investing activities	(1,448)	(6,100)	369

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	1,308	9,765	33
Repayments of long-term debt and revolving credit facilities	(1,977)	(3,742)	(736)
Proceeds from sale-leaseback financing arrangement	—	3,224	—
Financing obligation payments	(5)	(49)	—
Debt issuance and extinguishment costs	(56)	(356)	(1)
Proceeds from issuance of common stock	3	2,718	—
Cash paid to settle convertible notes	(367)	(903)	—
Taxes paid related to net share settlement of equity awards	(45)	(16)	(8)
Distributions to noncontrolling interest	(2)	—	—
Net cash provided by (used in) financing activities	(1,141)	10,641	(712)

	Years Ended December 31,
(In millions)	2021	2020	2019
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	(27)	(21)	—
Cash flows from investing activities	(1,475)	(5)	—
Cash flows from financing activities	591	—	—
Net cash from discontinued operations	(911)	(26)	—
Change in cash, cash equivalents, and restricted cash classified as assets held for sale	10	(20)	—
Effect of foreign currency exchange rates on cash	32	129	—
Increase (decrease) in cash, cash equivalents and restricted cash	(2,259)	4,063	(30)
Cash, cash equivalents and restricted cash, beginning of period	4,280	217	247
Cash, cash equivalents and restricted cash, end of period	$2,021	$4,280	$217

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,070	$1,776	$206
Restricted cash	319	2,021	4
Restricted and escrow cash included in other noncurrent assets	323	437	7
Cash and cash equivalents and restricted cash in discontinued operations	309	46	—
Total cash, cash equivalents and restricted cash	$2,021	$4,280	$217

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,923	$892	$277
Income taxes (refunded) paid, net	9	(7)	51
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	100	40	11
Exchange for sale-leaseback financing obligation	—	246	—
Convertible notes settled with shares	440	454	—
Land contributed to joint venture	61	—	—
Shares issued to Former Caesars shareholders	—	2,381	—

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements include the accounts of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us” within these financial statements.
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
The Company is a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Tropicana Entertainment, Inc. in 2018. On July 20, 2020, the Company completed the merger with Caesars Entertainment Corporation (“Former Caesars”) pursuant to which Former Caesars became a wholly-owned subsidiary of the Company (the “Merger”) and the Company changed the Company’s ticker symbol on the NASDAQ Stock Market from “ERI” to “CZR”.
On April 22, 2021, the Company completed the acquisition of William Hill PLC for £2.9 billion, or approximately $3.9 billion (the “William Hill Acquisition”). See below for further discussion of the William Hill Acquisition.
The Company owns, leases, brands or manages an aggregate of 52 domestic properties in 16 states with approximately 55,700 slot machines, video lottery terminals and e-tables, approximately 2,900 table games and approximately 47,700 hotel rooms as of December 31, 2021. The Company operates and conducts sports wagering across 21 states and domestic jurisdictions, 14 of which are mobile for sports betting, and operates regulated online real money gaming businesses in five states. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by our casino properties’ gaming operations, retail and online sports betting, as well as online gaming, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and mobile sports betting, online casino, and online poker are included under the Caesars Digital segment. The Company has made significant investments into the interactive business with the completion of the Merger and the William Hill Acquisition. The Company has launched a significant marketing campaign with distinguished actors, athletes and media personalities promoting the launch of the Caesars Sportsbook app. The app offers numerous pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. Caesars Sportsbook has partnerships with the NFL, NBA, NHL and MLB while being the exclusive odds provider for ESPN and CBS Sports. The Company also expects to continue to create new partnerships among collegiate and professional sports teams and recently entered into the exclusive naming-rights partnership that rebranded the Caesars Superdome. The Company expects to continue to expand its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting.
The Company has divested certain properties and other assets, including non-core properties and divestitures required by regulatory agencies. See Note 4 for a discussion of properties recently sold or currently held for sale and Note 19 for segment information.
William Hill Acquisition
On September 30, 2020, the Company announced that it had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which the Company would acquire the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction. On April 22, 2021, the Company completed the acquisition of William Hill PLC for £2.9 billion, or approximately $3.9 billion. See Note 3.
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company (the “Bridge Facility Borrower”) entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing (as defined below). The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, we repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. Outstanding borrowings under the Bridge Credit Agreement are expected to be repaid upon the sale of William Hill’s non-U.S. operations including the UK and international online divisions and the retail betting shops (collectively, “William Hill International”), all of which are held for sale as of the date of the closing of the William Hill Acquisition and reflected within discontinued operations. See Note 4. Certain investments acquired have been excluded from the held for sale asset group. See Note 8 for investments in which the Company elected to apply the fair value option.
On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. After repayment of the outstanding debt under the Bridge Credit Agreement, described above, the Company expects to receive approximately £835 million, or $1.2 billion, subject to any permitted leakage, which is customary for sale transactions in the UK. In order to manage the risk of changes in the GBP denominated sales price and expected proceeds, the Company has entered into foreign exchange forward contracts. See Note 8. The sale is subject to satisfaction of customary conditions, including receipt of the approval of shareholders of 888 Holdings Plc and regulatory approvals, and is expected to close in the second quarter of 2022.
Consolidation of Horseshoe Baltimore
On August 26, 2021, the Company increased its ownership interest in CBAC Borrower, LLC (“Horseshoe Baltimore”), a property which it also manages, to approximately 75.8%. Caesars was subsequently determined to have a controlling financial interest in Horseshoe Baltimore and we began to consolidate the results of operations of the property following our change in ownership. See Note 3. Our previously held investment was remeasured as of the date of the change in ownership and the Company recognized a gain of $40 million during the year ended December 31, 2021. Management fees received prior to the consolidation event have been presented within the Managed and Branded segment. Following the increase in ownership, the operations of Horseshoe Baltimore are presented within the Regional segment.
Basis of Presentation
Our Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Management believes the accounting estimates are appropriate and reasonably determined. Actual amounts could differ from those estimates.
The William Hill Acquisition and rebranding of our interactive business (formerly, Caesars Interactive Entertainment “CIE” and now, inclusive of William Hill US, “Caesars Digital”) expanded our access to conduct sports wagering and iGaming operations. As a result, the Company has made a change to the composition of its reportable segments. The Las Vegas and Regional segments are substantially unchanged, while the former Managed, International and CIE reportable segment has been recast for all periods presented into two segments: Caesars Digital and Managed and Branded. As a result of the sale of Caesars Entertainment UK, including the interest in Emerald Resort & Casino (together, “Caesars UK Group”) and the announced sale of William Hill International, international operations of our non-managed properties are classified as discontinued operations. See Note 19 for a listing of properties included in each segment and the determination of our segments.
The presentation of financial information herein for the periods after the Company’s acquisitions of Former Caesars on July 20, 2020, William Hill on April 22, 2021 and the acquisition of an additional interest in Horseshoe Baltimore on August 26, 2021 is not fully comparable to the periods prior to the respective acquisitions. In addition, the presentation of financial information herein for the periods after the Company’s sales of various properties is not fully comparable to the periods prior to their respective sale dates. See Note 3 for further discussion of the acquisitions and related transactions and Note 4 for properties recently sold or currently held for sale.
Consolidation of Subsidiaries and Variable Interest Entities
Our Financial Statements include the accounts of Caesars Entertainment, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Consolidation of Korea Joint Venture
The Company was a member in a joint venture to acquire, develop, own, and operate a casino resort project in Incheon, South Korea (the “Korea JV”). We previously determined that the Korea JV was a VIE and the Company was the primary beneficiary, and therefore, we previously consolidated the Korea JV into our financial statements. As of December 31, 2020, the assets and liabilities of the Korea JV were classified as held for sale and consisted of $130 million of Property and equipment and Other assets and $130 million of current and other long-term liabilities. We sold our interest in the Korea JV on January 21, 2021 and derecognized its assets and liabilities from our Balance Sheets. There was no gain or loss associated with the sale.
Developments Related to COVID-19
In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and spread throughout much of the world, including the U.S. All of the Company’s casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of COVID-19. During the year ended December 31, 2021, most of our properties experienced positive trends as restrictions on maximum capacities and amenities available were eased.
Following temporary furloughs and salary reductions during 2020, the Company has emphasized a focus on labor efficiencies as operations resumed. As properties began to reopen during the year ended December 31, 2020, certain capacity restrictions, mask mandates, sanitation guidelines, and the federal COVID-19 vaccine and testing emergency temporary standard were adhered to as required by governmental or tribal orders, directives, and guidelines.
The Company experienced positive operating trends in 2021, with a continued focus on operational efficiencies. Although the Company has experienced a decline in net income, Adjusted EBITDA and Adjusted EBITDA margins for the year ended December 31, 2021 exceeded pre-pandemic levels experienced in 2019 within our Las Vegas and Regional segments. However, certain revenue streams, such as convention and entertainment revenues, continued to be negatively impacted due to capacity restrictions in the first half of 2021. Future effects of COVID-19 from further outbreaks, including new variants, mask mandates or other restrictions are uncertain and could result in additional closures such as the temporary closure of Caesars Windsor from January 5, 2022 through January 31, 2022. Extensive closure periods impacting many of our properties would have a material adverse effect on future results of operations.
Note 2. Summary of Significant Accounting Policies
Additional significant accounting policy disclosures are provided within the applicable notes to the Financial Statements.
Cash and Cash Equivalents
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
Restricted Cash and Investments
Restricted cash includes certificates of deposit and cash restricted under certain operating agreements or restricted for future capital expenditures in the normal course of business.
Investments consist primarily of debt and equity securities, held by the Company’s captive insurance subsidiaries, which are regularly purchased with the intention to resell in the short term. Restricted investments included shares acquired in conjunction

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
with the Company’s sports betting agreements with William Hill that contained restrictions related to the ability to liquidate shares within a specified timeframe. As a result of the William Hill Acquisition, no restricted investments are held as of December 31, 2021. Trading securities are carried at fair value with changes in fair value recognized in current period income (See Note 8).
Advertising
Advertising costs are expensed in the period the advertising initially takes place. Advertising costs were $518 million, $64 million and $29 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included within operating expenses. During the year ended December 31, 2021, the Company launched television, radio and internet marketing campaigns promoting the Caesars Sportsbook. Advertising costs related to the Caesars Digital segment are primarily recorded in Casino and pari-mutuel commissions expense.
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the current period presentation. In June 2021, the Indiana Gaming Commission amended its order that previously required the Company to sell a third casino asset in the state. As a result, Horseshoe Hammond no longer meets the held for sale criteria. The assets and liabilities held for sale have been reclassified as held and used for all periods presented measured at the lower of the carrying amount, adjusted for depreciation and amortization that would have been recognized had the assets been continuously classified as held and used, and the fair value at the date of the amended ruling. Additionally, amounts previously presented in discontinued operations have been reclassified into continuing operations for all relevant periods presented.
Recently Issued Accounting Pronouncements
Pronouncements Implemented in 2021
Effective January 1, 2021, we adopted Accounting Standards Updates (“ASU”) 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General and ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging, which did not have a material effect on our Financial Statements.
Pronouncements to Be Implemented in Future Periods
In March 2020, the FASB issued ASU 2020-04 (amended through January 2021), Reference Rate Reform. The amendments in this update are intended to provide relief to the companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform on a prospective basis. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The adoption of, and future elections under, ASU 2020-04 are not expected to have a material impact on our Financial Statements as the standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. The amendments in this update are effective as of March 12, 2020 and companies may elect to apply the amendments prospectively through December 31, 2022. We have not yet adopted this new guidance as of December 31, 2021.
LIBOR is expected to be discontinued by lending institutions after December 31, 2021 for new debt agreements and after June 30, 2023 no additional LIBOR rates will be available. We have variable rate debt instruments which are subject to LIBOR interest rates plus a margin or base rate. Our CRC Credit Facility contains alternative rates in the event that LIBOR is no longer available. The Baltimore Term Loan has been amended and we intend to work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR. Our interest rate swaps mature on December 31, 2022.
Note 3. Acquisitions, Purchase Price Accounting and Pro forma Information
Acquisition of William Hill
On April 22, 2021, we completed the previously announced acquisition of William Hill PLC for cash consideration of approximately £2.9 billion, or approximately $3.9 billion, based on the GBP to USD exchange rate on the closing date. Restricted cash which was held in escrow as of December 31, 2020 was used to complete the acquisition.
Prior to the acquisition, William Hill PLC’s U.S. subsidiary, William Hill U.S. Holdco, Inc. (“William Hill US” and together with William Hill PLC, “William Hill”) operated 37 sportsbooks at our properties in eight states. Subsequent to the William Hill Acquisition, we conducted sports wagering in 21 states and domestic jurisdictions across the U.S. as of December 31, 2021. Additionally, we operated regulated online real money gaming businesses in five states as of December 31, 2021 and we

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
continue to leverage the World Series of Poker (“WSOP”) brand, and license the WSOP trademarks for a variety of products and services. Extensive usage of digital platforms, continued legalization in additional states, and growing bettor demand are driving the market for online sports betting platforms in the U.S. and the William Hill Acquisition positioned us to address this growing market. On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. The sale is subject to satisfaction of customary conditions, including receipt of the approval of shareholders and regulatory approvals, and is expected to close in the second quarter of 2022.
The Company previously held an equity interest in William Hill PLC and William Hill US (see Note 5). Accordingly, the acquisition is accounted for as a business combination achieved in stages, or a “step acquisition.”
The estimated purchase consideration in the acquisition was determined with reference to its acquisition date fair value.

(In millions)	Consideration
Cash for outstanding William Hill common stock	$3,909
Fair value of William Hill equity awards	30
Settlement of preexisting relationships (net of receivable/payable)	7
Settlement of preexisting relationships (net of previously held equity investment and off-market settlement)	(34)
Total purchase consideration	$3,912
Preliminary Purchase Price Allocation
The purchase price allocation for William Hill is preliminary as it relates to determining the fair value of certain assets and liabilities, including goodwill, and is subject to change. The fair values are based on management’s analysis including preliminary work performed by third-party valuation specialists, which are subject to finalization over the one-year measurement period. The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of William Hill, with the excess recorded as goodwill as of December 31, 2021:

(In millions)	Fair Value
Other current assets	$164
Assets held for sale	4,337
Property and equipment, net	55
Goodwill	1,148
Intangible assets (a)	565
Other noncurrent assets	317
Total assets	$6,586

Other current liabilities	$242
Liabilities related to assets held for sale (b)	2,142
Deferred income taxes	245
Other noncurrent liabilities	35
Total liabilities	2,664
Noncontrolling interests	10
Net assets acquired	$3,912
____________________
(a)Intangible assets consist of gaming rights valued at $80 million, trademarks valued at $27 million, developed technology valued at $110 million, reacquired rights valued at $280 million and customer relationships valued at $68 million.
(b)Includes debt of $1.1 billion related to William Hill International at the acquisition date.
The preliminary purchase price allocation is subject to a measurement period and has since been revised. Assets and liabilities held for sale noted above are substantially all related to William Hill International and during the fourth quarter ended December 31, 2021, management has revised the estimated fair value of the William Hill International operations which has resulted in changes in net assets and the allocation of goodwill. The net impact of these changes was an increase of $4 million to other current assets, a $38 million decrease to assets held for sale, a $46 million increase to goodwill, a $10 million increase to other noncurrent assets, a $7 million decrease to other current liabilities, a $12 million increase to liabilities related to assets held for sale, and a $17 million increase to deferred income taxes. The effect of these revisions during the quarter did not have an impact on our Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Operating agreements with non-Caesars entities allowed William Hill to operate retail and online sportsbooks as well as online gaming within certain states. These agreements are valued using the excess earnings method, estimating the projected profits of the business attributable to the rights afforded through the agreements, adjusted for returns of other assets that contribute to the generation of this profit, such as working capital, fixed assets and other intangible assets. We estimate the useful life of these operating agreements to be approximately 20 years from the acquisition date and have included them within amortizing gaming rights.
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
The Company recognized acquisition-related transaction costs of $68 million and $8 million for the years ended December 31, 2021 and 2020, respectively, excluding additional transaction costs associated with sale of William Hill International. These costs were primarily associated with legal and professional services and were recorded in Transaction costs and other operating costs in our Statements of Operations.
For the period of April 22, 2021 through December 31, 2021, the operations of William Hill generated net revenues of $183 million, excluding discontinued operations (see Note 4), and a net loss of $415 million.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited Pro Forma Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the William Hill Acquisition as if it had occurred on January 1, 2020. The pro forma amounts include the historical operating results of the Company and William Hill prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include adjustments and consequential tax effects to reflect incremental amortization expense to be incurred based on preliminary fair values of the identifiable intangible assets acquired, eliminate gains and losses related to certain investments and adjustments to the timing of acquisition related costs and expenses incurred during the year ended December 31, 2021. The unaudited pro forma financial information is not necessarily indicative of the financial results that would have occurred had the William Hill Acquisition been consummated as of the dates indicated, nor is it indicative of any future results. The unaudited pro forma financial information does not include the operations of William Hill International as such operations were expected to be divested upon the acquisition date.

	Years Ended December 31,
(In millions)	2021	2020
Net revenues	$9,696	$3,834
Net loss	(893)	(1,991)
Net loss attributable to Caesars	(896)	(1,989)
Consolidation of Horseshoe Baltimore
On August 26, 2021, the Company increased its ownership interest in Horseshoe Baltimore, a property which it also manages, to approximately 75.8% for cash consideration of $55 million. Subsequent to the change in ownership, the Company was determined to have a controlling financial interest and has begun to consolidate the operations of Horseshoe Baltimore.
Prior to the purchase, the Company held an interest in Horseshoe Baltimore of approximately 44.3% which was accounted for as an equity method investment. Our previously held investment was remeasured as of the date of our change in ownership and the Company recorded a gain of approximately $40 million, which was recorded in Other income (loss) on our Statements of Operations.

(In millions)	Consideration
Cash for additional ownership interest	$55
Preexisting relationships (net of receivable/payable)	18
Preexisting relationships (net of previously held equity investment)	81
Total purchase consideration	$154
Preliminary Purchase Price Allocation
The purchase price allocation for Horseshoe Baltimore is preliminary as it relates to determining the fair value of certain assets and liabilities, including potential goodwill, and is subject to change. The estimated fair values are based on management’s analysis, including preliminary work performed by a third-party valuation specialist, which is subject to finalization over the one-year measurement period. The following table summarizes the preliminary allocation of the purchase consideration to the

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
identifiable assets and liabilities of Horseshoe Baltimore, with any potential excess recorded as goodwill as of December 31, 2021:

(In millions)	Fair Value
Current assets	$60
Property and equipment, net	317
Goodwill	63
Intangible assets (a)	53
Other noncurrent assets	183
Total assets	$676

Current liabilities	$26
Long-term debt	272
Other long-term liabilities	182
Total liabilities	480
Noncontrolling interests	42
Net assets acquired	$154
____________________
(a)Intangible assets consist of gaming rights valued at $43 million and customer relationships valued at $10 million.
As noted above, the preliminary purchase price allocation is subject to a measurement period and our estimates as of September 30, 2021 have been revised. The net impact of these changes in our preliminary valuations was a $102 million increase to property and equipment, net, a $63 million increase to goodwill, a $188 million decrease to intangible assets, a $47 million increase to other noncurrent assets, and a $24 million increase in other long-term liabilities. The effect of these revisions during the quarter did not have a material impact on our Statements of Operations.
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
Other personal property assets such as furniture, equipment, computer hardware, and fixtures were valued at the existing carrying values as they closely represented the estimated fair value of those items at the Horseshoe Baltimore acquisition date. The fair value of the buildings and improvements were estimated via the income approach. The remaining estimated useful life of the buildings and improvements is 40 years.
The right of use asset and operating lease liability related to a ground lease for the site on which Horseshoe Baltimore is located was recorded at fair value and will be amortized over the estimated remaining useful life due to changes in the underlying fair value and estimated remaining useful life of the building and improvements. Renewal options are considered to be reasonably certain. The income approach was used to determine fair value, based on the estimated present value of the future lease payments over the lease term, including renewal options, using an incremental borrowing rate of approximately 7.6%.
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
The goodwill acquired will generate amortization deductions for income tax purposes.
The fair value of long-term debt has been calculated based on market quotes.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the period of August 26, 2021 through December 31, 2021, the operations of Horseshoe Baltimore generated net revenues of $72 million, and a net income of $4 million.
Unaudited Pro Forma Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the Horseshoe Baltimore consolidation as if it had occurred on January 1, 2020. The pro forma amounts include the historical operating results of the Company and Horseshoe Baltimore prior to the consolidation. The pro forma results include adjustments and consequential tax effects to reflect incremental amortization expense to be incurred based on preliminary fair values of the identifiable intangible assets acquired and the adjustments to eliminate certain revenues and expenses which are considered intercompany activities. The unaudited pro forma financial information is not necessarily indicative of the financial results that would have occurred had the consolidation of Horseshoe Baltimore occurred as of the dates indicated, nor is it indicative of any future results. In addition, the unaudited pro forma financial information does not reflect the expected realization of any synergies or cost savings associated with the consolidation.

	Years Ended December 31,
(In millions)	2021	2020
Net revenues	$9,693	$3,764
Net loss	(1,049)	(1,784)
Net loss attributable to Caesars	(1,056)	(1,778)
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Final Purchase Price Allocation
The fair values are based on management’s analysis including work performed by third party valuation specialists, which were finalized over the one-year measurement period. The following table summarizes the allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of Former Caesars, with the excess recorded as goodwill as of December 31, 2021:

(In millions)	Fair Value
Current and other assets	$3,540
Property and equipment	13,096
Goodwill	9,064
Intangible assets (a)	3,394
Other noncurrent assets	710
Total assets	$29,804

Current liabilities	$1,771
Financing obligation	8,149
Long-term debt	6,591
Noncurrent liabilities	2,400
Total liabilities	18,911
Noncontrolling interests	18
Net assets acquired	$10,875
____________________
(a)Intangible assets consist of gaming rights valued at $396 million, trade names valued at $2.1 billion, the Caesars Rewards programs valued at $523 million and customer relationships valued at $425 million.
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
Certain financial assets acquired were determined to have experienced more than insignificant deterioration of credit quality since origination. A reconciliation of the difference between the purchase price of financial assets, including acquired markers, and the face value of the assets is as follows:

Purchase price of financial assets	$95
Allowance for credit losses at the acquisition date based on the acquirer’s assessment	89
Discount attributable to other factors	2
Face value of financial assets	$186
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The Company recognized acquisition-related transaction costs of $30 million, $160 million and $80 million for the years ended December 31, 2021, 2020 and 2019, respectively, in connection with the Merger. Transaction costs were associated with legal, IT costs, internal labor and professional services and were recorded in Transaction costs and other operating costs in our Statements of Operations.
For the period of July 20, 2020 through December 31, 2020, the properties of Former Caesars generated net revenues of $2.1 billion, excluding discontinued operations, and a net loss of $1.2 billion.
Unaudited Pro Forma Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of Former Caesars as if it had occurred on January 1, 2019. The pro forma amounts include the historical operating results of the Company and Former Caesars prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include adjustments and consequential tax effects to reflect incremental depreciation and amortization expense to be incurred based on preliminary fair values of the identifiable property and equipment and intangible assets acquired, the incremental interest expense associated with the issuance of debt to finance the acquisition and the adjustments to exclude acquisition related costs incurred during the year ended December 31, 2020 as if incurred on January 1, 2019. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations of the combined company were, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

	Years Ended December 31,
(In millions)	2020	2019
Net revenues	$5,926	$10,534
Net loss	(2,738)	(1,069)
Net loss attributable to Caesars	(2,670)	(1,065)
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Held for sale - Continuing operations
Baton Rouge
On December 1, 2020, the Company entered into a definitive agreement to sell the operations of Belle of Baton Rouge Casino & Hotel (“Baton Rouge”) to CQ Holding Company, Inc. As a result, an impairment charge totaling $50 million was recorded during the year ended December 31, 2020 due to the carrying value exceeding the estimated net sales proceeds. The transaction has received regulatory approvals and is expected to close in the first quarter of 2022, subject to other customary closing conditions. Baton Rouge met the requirements for presentation as assets held for sale as of December 31, 2021.
The assets and liabilities held for sale within continuing operations, accounted for at carrying value unless fair value is lower, were as follows as of December 31, 2021 and 2020:

	Baton Rouge
(In millions)	December 31, 2021	December 31, 2020
Assets:
Cash	$3	$2
Property and equipment, net	2	2
Other assets, net	1	1
Assets held for sale	$6	$5
Liabilities:
Current liabilities	$3	$2
Other long-term liabilities	1	1
Liabilities related to assets held for sale	$4	$3
The following information presents the net revenues and net loss of our held for sale property, with operations included in continuing operations, that has not been sold:

	Baton Rouge
	Years Ended December 31,
(In millions)	2021	2020
Net revenues	$17	$15
Net loss	(2)	(70)
Held for sale - Sold
Presque, Nemacolin, Mountaineer, Caruthersville, Cape Girardeau, Kansas City, Vicksburg, Shreveport, MontBleu, and Evansville Divestitures
The sale of Presque Isle Downs & Casino (“Presque”) closed on January 11, 2019 resulting in a gain on sale of $22 million, net of final working capital adjustments, for the year ended December 31, 2019. The sale of Lady Luck Casino Nemacolin (“Nemacolin”) closed on March 8, 2019 resulting in a gain of less than $1 million on the sale, net of final working capital adjustments, for the year ended December 31, 2019. The sales of Mountaineer Casino, Racetrack and Resort (“Mountaineer”), Lady Luck Casino Caruthersville (“Caruthersville”) and Isle Casino Cape Girardeau (“Cape Girardeau”) were consummated on December 6, 2019, resulting in a gain of $29 million for the year ended December 31, 2019. On July 1, 2020, the Company consummated the sale of the equity interests of the entities that hold Lady Luck Casino Vicksburg (“Vicksburg”) and Isle of Capri Kansas City (“Kansas City”) to Bally’s Corporation (formerly Twin River Worldwide Holdings, Inc.) for $230 million resulting in a gain of $8 million. On December 23, 2020, the Company consummated the sale of Eldorado Shreveport (“Shreveport”) to Bally's Corporation for $140 million resulting in a gain of $29 million.
On April 24, 2020, the Company entered into a definitive agreement to sell the equity interests of MontBleu Casino Resort & Spa (“MontBleu”) to Bally’s Corporation. As a result, an impairment charge totaling $45 million was recorded during the year ended December 31, 2020 due to the carrying value exceeding the estimated net sales proceeds. On April 6, 2021, the Company consummated the sale of the equity interests of MontBleu to Bally’s Corporation for $15 million, subject to a customary working capital adjustment, resulting in a gain of less than $1 million. The purchase price for MontBleu is due no later than the first anniversary of the consummation of the transaction.
On June 3, 2021, the Company consummated the sale of the real property and equity interests of Tropicana Evansville (“Evansville”) to Gaming and Leisure Properties, Inc. (“GLPI”) and Bally’s Corporation, respectively, for $480 million, subject to a customary working capital adjustment, resulting in a gain of $12 million.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Prior to their respective closing dates, Presque, Nemacolin, Mountaineer, Caruthersville, Cape Girardeau, Kansas City, Vicksburg, Shreveport, MontBleu, and Evansville met the requirements for presentation as assets held for sale. However, they did not meet the requirements for presentation as discontinued operations. All properties were previously reported in the Regional segment.
The following information presents the net revenues and net income (loss) of previously held for sale properties, which were recently sold:

	Year Ended December 31, 2021
(In millions)	Evansville	MontBleu
Net revenues	$58	$11
Net income	26	4

	Year Ended December 31, 2020
(In millions)	Kansas City	Vicksburg	Shreveport	Evansville	MontBleu
Net revenues	$18	$7	$68	$98	$31
Net income (loss)	3	(1)	12	(5)	(42)

	Year Ended December 31, 2019
(In millions)	Presque	Nemacolin	Mountaineer	Cape Girardeau	Caruthersville	Kansas City	Vicksburg
Net revenues	$3	$5	$118	$54	$33	$63	$21
Net income (loss)	—	(1)	11	8	5	11	(1)
The assets and liabilities held for sale were as follows as of December 31, 2020:

	December 31, 2020
(In millions)	Evansville	MontBleu
Assets:
Cash	$7	$3
Property and equipment, net	302	37
Goodwill	9	—
Gaming licenses and other intangibles, net	138	—
Other assets, net	49	32
Assets held for sale	$505	$72
Liabilities:
Other liabilities	$12	$8
Long-term lease obligation	24	63
Liabilities related to assets held for sale	$36	$71
Held for sale - Discontinued operations
On the closing date of the Merger, Harrah’s Louisiana Downs, Caesars UK group, which includes Emerald Resorts & Casino, and Caesars Southern Indiana met held for sale criteria. The operations of these properties are presented within discontinued operations.
On September 3, 2020, the Company and VICI Properties L.P., a Delaware limited partnership (“VICI”) entered into an agreement to sell the equity interests of Harrah’s Louisiana Downs to Rubico Acquisition Corp. for $22 million, subject to a customary working capital adjustment. On November 1, 2021, the sale of Harrah’s Louisiana Downs was completed and the proceeds were split between the Company and VICI. The annual base rent payments under the Regional lease between Caesars and VICI remain unchanged.
On December 24, 2020, the Company entered into an agreement to sell the equity interests of Caesars Southern Indiana to the Eastern Band of Cherokee Indians (“EBCI”) for $250 million, subject to customary purchase price adjustments. On September 3, 2021, the Company completed the sale of Caesars Southern Indiana, resulting in a gain of $12 million. In connection with this transaction, the Company’s annual base rent payments to VICI Properties under the Regional Master Lease were reduced by $33 million. Additionally, the Company and EBCI extended their existing relationship by entering into a 10-year brand license agreement, with cancellation rights in exchange for a termination fee at the buyer’s discretion following the fifth

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
anniversary of the agreement, for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. Caesars Southern Indiana was previously reported within the Regional segment and subsequent to the sale, as a result of the license agreement relating to the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana, is reported within the Managed and Branded segment.
On July 16, 2021, the Company completed the sale of Caesars UK Group, in which the buyer assumed all liabilities associated with the Caesars UK Group, and we recorded an impairment of $14 million within discontinued operations.
At the time that the William Hill Acquisition was consummated, the Company’s intent was to divest William Hill International. Accordingly, the assets and liabilities of William Hill International are classified as held for sale with operations presented within discontinued operations. See Note 1 and Note 2.

The following information presents the net revenues and net income (loss) for the Company’s properties that are part of discontinued operations for the year ended December 31, 2021:

	Year Ended December 31, 2021
(In millions)	Harrah’s Louisiana Downs	Caesars UK Group	Caesars Southern Indiana	William Hill International
Net revenues	$48	$30	$155	$1,221
Net income (loss)	10	(30)	27	(18)
The assets and liabilities held for sale as discontinued operations, accounted for at carrying value unless fair value was lower, were as follows as of December 31, 2020:

	December 31, 2020
(In millions)	Harrah’s Louisiana Downs	Caesars UK Group	Caesars Southern Indiana
Assets held for sale	$25	$255	$589
Liabilities related to assets held for sale (a)	12	193	345
____________________
(a)We have included $5 million and $331 million of deferred finance obligations as held for sale liabilities for and Harrah’s Louisiana Downs and Caesars Southern Indiana, respectively, which represent the estimated liability derecognized upon completion of the divestitures.
Not included in the above table are assets and liabilities held for sale of $3.8 billion and $2.7 billion, respectively, related to William Hill International. Liabilities held for sale include $617 million of debt related to the asset sale bridge facility and the revolving credit facility, which are expected to be repaid upon the sale of William Hill International, as described in Note 1. The Bridge Credit Agreement includes a financial covenant requiring the Bridge Facility Borrower to maintain a maximum total net leverage ratio of 10.50 to 1.00. The borrowings under the Bridge Credit Agreement are guaranteed by the Bridge Facility Borrower and its material wholly-owned subsidiaries (subject to exceptions), and are secured by a pledge of substantially all of the existing and future property and assets of the Bridge Facility Borrower and the guarantors (subject to exceptions). In addition, $943 million of debt is held for sale related to two trust deeds assumed in the William Hill Acquisition. One trust deed relates to £350 million aggregate principal amount of 4.750% Senior Notes due 2026, and the other trust deed relates to £350 million aggregate principal amount of 4.875% Senior Notes due 2023. Each of the trust deeds contain a put option due to a change in control which allowed noteholders to require the Company to purchase the notes at 101% of the principal amount with interest accrued. The put period with respect to the William Hill Acquisition expired on July 26, 2021, and approximately £1 million of debt was repurchased. As of December 31, 2021, the Company was in compliance with the financial covenant related to the Bridge Credit Agreement and no financial covenants were noted related to the two trust deeds assumed in the William Hill Acquisition.
Note 5. Investments in and Advances to Unconsolidated Affiliates
William Hill
The Company previously entered into a 25-year agreement with William Hill, which became effective January 29, 2019, and granted to William Hill the right to conduct betting activities, including operating our sportsbooks, in retail channels under certain skins for online channels with respect to the Company’s current and future properties, and conduct certain real money online gaming activities. On April 22, 2021, the Company consummated its previously announced acquisition of William Hill PLC in an all-cash transaction. Prior to the acquisition, the Company accounted for its investment in William Hill PLC as an investment in equity securities. Additionally, we accounted for our investment in William Hill US as an equity method

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
investment prior to the William Hill Acquisition. See Note 3 for further detail on the consideration transferred and the allocation of the purchase price.
NeoGames
The acquired net assets of William Hill included an investment in NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On September 16, 2021, the Company sold a portion of its shares of NeoGames common stock for $136 million which decreased its ownership interest from 24.5% to approximately 8.4%. As of December 31, 2021, the Company held approximately 2 million shares of NeoGames common stock with a fair value of $60 million. The shares have a readily determinable fair value and, accordingly, the Company remeasures the investment based on the publicly available share price (Level 1). See Note 8. For the year ended December 31, 2021, the Company recorded a loss related to the investment in NeoGames of $54 million, which is included within Other income (loss) on the Statements of Operations.
Pompano Joint Venture
In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. In June 2021, the joint venture issued a capital call and we contributed $3 million, for a total of $4 million in cash contributions since inception of the joint venture. On February 12, 2021, the Company contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million, and the Company has no further obligation to contribute additional real estate or cash as of December 31, 2021. We entered into a short-term lease agreement in February 2021, which we can cancel at any time, to lease back a portion of the land from the joint venture.
While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction costs and other operating costs on the Statements of Operations. As of December 31, 2021 and December 31, 2020, the Company’s investment in the joint venture is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
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
The Company evaluates its property and equipment and other long-lived assets for impairment based on its classification as held for sale or to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge may be recorded for any difference between fair value and the carrying value. All

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses, unless the assets represent a discontinued operation. For the year ended December 31, 2019, an impairment charge of $1 million was recorded related to non-operating real property located in Pennsylvania. For the year ended December 31, 2020, we recorded a tangible asset impairment of $4 million related to the sale of a corporate airplane. See Note 4 for further discussion of impairment on assets held for sale.

Property and Equipment, Net
	December 31,
(In millions)	2021	2020
Land	$2,125	$2,187
Buildings, riverboats, and leasehold and land improvements	12,433	12,059
Furniture, fixtures, and equipment	1,650	1,419
Construction in progress	395	118
Total property and equipment	16,603	15,783
Less: accumulated depreciation	(2,002)	(1,048)
Total property and equipment, net	$14,601	$14,735

Depreciation Expense
	Years Ended December 31,
(In millions)	2021	2020	2019
Depreciation expense	$987	$527	$191
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
Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests as of October 1 of each fiscal year. The Company performs this assessment more frequently if impairment indicators exist. We utilized an income approach using a discounted cash flow method to determine the fair value of our goodwill. The Company performed the annual goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount. The Company determines the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization (“EBITDA”), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. The Company also evaluates the aggregate fair value of all of its reporting units and other non-operating assets in comparison to its aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in the industry.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
In December 2021, the Company approved a capital plan which included the planned rebranding of certain of our properties, which is expected to be substantially complete by December 31, 2022. The Company utilized an income approach to determine the fair value of the trademarks subject to rebranding based on their expected future cash flows, which resulted in an impairment charge of $102 million. The adjusted carrying values of these trademarks, previously considered to have indefinite lives, have begun to be amortized over their respective remaining useful lives.
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

Changes in Carrying Value of Goodwill by Segment
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	CEI Total
Gross Goodwill:
Balance as of January 1, 2020	$—	$922	$—	$—	$922
Transferred to assets held for sale	—	(18)	—	—	(18)
Acquired (a)	6,873	2,141	50	—	9,064
Balance as of December 31, 2020	6,873	3,045	50	—	9,968
Accumulated Impairment:
Balance as of January 1, 2020	—	(12)	—	—	(12)
Impairment	—	(100)	—	—	(100)
Transferred to assets held for sale	—	8	—	—	8
Balance as of December 31, 2020	—	(104)	—	—	(104)
Net carrying value, as of December 31, 2020	$6,873	$2,941	$50	$—	$9,864

Gross Goodwill:
Balance as of January 1, 2021	$6,873	$3,045	$50	$—	$9,968
Acquired (a)	—	63	1,148	—	1,211
Other	16	(15)	—	—	1
Balance as of December 31, 2021	6,889	3,093	1,198	—	11,180
Accumulated Impairment:
Balance as of January 1, 2021	—	(104)	—	—	(104)
Balance as of December 31, 2021	—	(104)	—	—	(104)
Net carrying value, as of December 31, 2021 (b)	$6,889	$2,989	$1,198	$—	$11,076
____________________
(a)See Note 3 for further detail.
(b)$352 million of goodwill within our Regional segment is associated with reporting units with zero or negative carrying value.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in Carrying Value of Intangible Assets Other than Goodwill
	Amortizing		Non-Amortizing		Total
(In millions)	2021	2020	2021	2020	2021	2020
Balance as of January 1	$501	$53	$3,782	$1,058	$4,283	$1,111
Impairment	—	—	(102)	(22)	(102)	(22)
Amortization expense	(139)	(56)	—	—	(139)	(56)
Transferred to assets held for sale	—	(5)	—	(174)	—	(179)
Acquired (a)	575	489	43	2,905	618	3,394
Acquisition of gaming rights and trademarks (b)	253	20	50	15	303	35
Other	19	—	(62)	—	(43)	—
Balance as of December 31	$1,209	$501	$3,711	$3,782	$4,920	$4,283
____________________
(a)See Note 3 for further detail.
(b)Includes acquired royalty-free license of Planet Hollywood Trademark with an estimated useful life of 15 years and other gaming rights.

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	December 31, 2021				December 31, 2020
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$587	$(187)	$400	$510	$(92)	$418
Gaming rights and others	20 - 34 years	174	(7)	167	84	(1)	83
Trademarks	15 years	322	(21)	301	—	—	—
Reacquired rights	24 years	250	(7)	243	—	—	—
Technology	6 years	110	(12)	98	—	—	—
		$1,443	$(234)	1,209	$594	$(93)	501

Non-amortizing intangible assets
Trademarks				1,998			2,161
Gaming rights				1,190			1,098
Caesars Rewards				523			523
				3,711			3,782
Total amortizing and non-amortizing intangible assets, net				$4,920			$4,283
Amortization expense with respect to intangible assets for the years ended December 31, 2021, 2020 and 2019 totaled $139 million, $56 million and $30 million, respectively, which is included in depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Years Ended December 31,
(In millions)	2022	2023	2024	2025	2026
Estimated annual amortization expense	$184	$138	$123	$116	$116

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the Balance Sheets at December 31, 2021 and 2020:

(In millions)	December 31, 2021
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$1	$1	$—	$2
Marketable securities	69	9	—	78
Derivative instruments - FX forward	—	1	—	1
Total assets at fair value	$70	$11	$—	$81
Liabilities:
Derivative instruments - interest rate swaps	$—	$28	$—	$28
Derivative instruments - FX forwards	—	16	—	16
Total liabilities at fair value	$—	$44	$—	$44

(In millions)	December 31, 2020
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash and investments	$1	$3	$44	$48
Marketable securities	23	10	—	33
Derivative instruments - FX forward	—	40	—	40
Total assets at fair value	$24	$53	$44	$121
Liabilities:
Derivative instruments - 5% Convertible Notes	$—	$326	$—	$326
Derivative instruments - interest rate swaps	—	90	—	90
Total liabilities at fair value	$—	$416	$—	$416

Change in restricted investments using Level 3 inputs
(In millions)	Level 3 Investment	Level 3 Other Liabilities
Fair value of investment at December 31, 2019	$29	$—
Value of additional investment received	5	2
Released from restrictions	(8)	(4)
Unrealized gain	18	2
Fair value of investment at December 31, 2020	44	—
Change in fair value	7	—
Acquisition of William Hill	(51)	—
Fair value at December 31, 2021	$—	$—
Restricted Cash and Investments
The estimated fair values of the Company’s restricted cash and investments are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2), or quoted prices available in active markets adjusted for time restrictions related to the sale of the investment (Level 3) and represent the amounts the Company would expect to receive if the Company sold the restricted cash and investments. Restricted cash classified as Level 1 includes cash equivalents held in short-term certificate of deposit accounts or money market type funds. Restricted cash that is not subject to remeasurement on a recurring basis is not included in the table above. Restricted investments included shares acquired in conjunction with the Company’s sports betting agreements that contained restrictions related to the ability to liquidate shares within a specified timeframe. As a result of the William Hill Acquisition, no restricted investments are held as of December 31, 2021.
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s captive insurance subsidiary and investments acquired in the William Hill Acquisition (see Note 5). These investments also include collateral for several escrow and trust agreements with third-party beneficiaries. The estimated fair values of the Company’s marketable securities are

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1), quoted prices of identical assets in inactive markets, or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts the Company would expect to receive if the Company sold these marketable securities.
The Company held common shares of Flutter Entertainment PLC (“Flutter”), which is a publicly traded company with a readily determinable share price. The Flutter shares contained certain restrictions which expired in December 2020. As such, the shares were transferred from a Level 3 investment to a Level 1 investment. There were no other transfers between Level 1, Level 2 and Level 3 investments. During the year ended December 31, 2020, the Company sold a portion of these shares for $24 million and recorded a gain of $14 million. As of December 31, 2020, the fair value of shares held was $10 million, and was included in Prepayments and other current assets on the Balance Sheets.
On July 7, 2021, the Company sold these shares for $9 million and recorded a loss of $1 million during the year ended December 31, 2021. Gains and losses have been included in Other income (loss) on the Statements of Operations.
Derivative Instruments
The Company does not purchase or hold any derivative financial instruments for trading purposes.
5% Convertible Notes - Derivative Liability
On October 6, 2017, Former Caesars issued $1.1 billion aggregate principal amount of 5% convertible senior notes maturing in 2024 (“5% Convertible Notes”) which contained a derivative liability. On June 29, 2021, all outstanding 5% Convertible Notes were converted as a result of our mandatory conversion. See Note 12 for further discussion. The derivative liability associated with the conversion feature no longer exists following the mandatory conversion.
Forward contracts
The Company has entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP and to fix the exchange rate for a portion of the funds used in the William Hill Acquisition, repayment of related debt, and expected proceeds of the sale of the international operations. Three of these forward contracts to purchase £724 million at a contracted exchange rate were settled on June 11, 2021 and December 31, 2021, resulting in total gains of $38 million, which were recorded in the Other income (loss) on the Statements of Operations.
As of December 31, 2021, the Company is contracted to sell a total of £790 million at fixed exchange rates. These contracts are to hedge the risk of fluctuations in the foreign exchange rate related to a portion of the expected proceeds from the sale of William Hill International. The forward term of these contracts ends in March 2022. The Company recorded a loss of $15 million during the year ended December 31, 2021, related to these forward contracts, which was recorded in the Other income (loss) on the Statements of Operations.
Interest Rate Swap Derivatives
We assumed Former Caesars’ interest rate swaps to manage the mix of assumed debt between fixed and variable rate instruments. As of December 31, 2021, we have four interest rate swap agreements to fix the interest rate on $1.3 billion of variable rate debt related to the CRC Credit Agreement. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense at settlement. Changes in the variable interest rates to be received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
The major terms of the interest rate swap agreements as of December 31, 2021 were as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of December 31, 2021	Maturity Date
1/1/2019	250	2.274%	0.09038%	12/31/2022
1/1/2019	200	2.828%	0.09038%	12/31/2022
1/1/2019	200	2.828%	0.09038%	12/31/2022
1/1/2019	600	2.739%	0.09038%	12/31/2022
Valuation Methodology
The estimated fair values of our interest rate swap derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Financial Statement Effect
The effect of derivative instruments designated as hedging instruments on the Balance Sheets for amounts transferred into Accumulated other comprehensive income (loss) (“AOCI”) before tax was a gain of $62 million and $34 million, during the years ended December 31, 2021 and 2020, respectively. AOCI reclassified to Interest expense on the Statements of Operations was $59 million and $31 million, for years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the interest rate swaps derivative liability of $28 million and $90 million, respectively, was recorded in Other long-term liabilities. Net settlement of these interest rate swaps results in the reclassification of deferred gains and losses within AOCI to be reclassified to the income statement as a component of interest expense as settlements occur. The estimated amount of existing gains or losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $28 million.
Accumulated Other Comprehensive Income
The changes in AOCI by component, net of tax, for the periods through December 31, 2021 and 2020 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2019	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(5)	8	—	3
Amounts reclassified from accumulated other comprehensive income	31	—	—	31
Total other comprehensive income, net of tax	26	8	—	34
Balances as of December 31, 2020	$26	$8	$—	$34
Other comprehensive loss before reclassifications	(12)	(44)	(1)	(57)
Amounts reclassified from accumulated other comprehensive income	59	—	—	59
Total other comprehensive income (loss), net of tax	47	(44)	(1)	2
Balances as of December 31, 2021	$73	$(36)	$(1)	$36
Note 9. Accrued Other Liabilities
Accrued other liabilities consisted of the following:

	December 31,
(In millions)	2021	2020
Contract and contract related liabilities (See Note 13)	$614	$251
Accrued payroll and other related liabilities	377	180
Self-insurance claims and reserves (See Note 11)	221	223
Accrued taxes	183	172
Accrued marketing	159	16
Disputed claims liability	50	51
Operating lease liability	49	53
Exit cost accrual	12	28
Other accruals	308	289
Total accrued other liabilities	$1,973	$1,263
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Leases
The Company has operating and finance leases for various real estate and equipment. Certain of the Company’s lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include options to extend the lease term one month to 75 years. The Company’s lease agreements do not contain any material restrictive covenants, other than those described below.
Lessee Arrangements
Operating Leases
We lease real estate and equipment used in our operations from third parties. As of December 31, 2021, the remaining term of our operating leases ranged from 1 to 75 years with various extension options available, if we elect to exercise them. However, our remaining terms only include extension options that we have determined are reasonably certain as of December 31, 2021. In addition to minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts. We do not include costs associated with our non-lease components in our lease costs disclosed in the table below. During the years ended December 31, 2021 and December 31, 2020, we obtained $13 million and $38 million, respectively, of right-of-use (“ROU”) assets in exchange for new lease liabilities.
Leases recorded on the balance sheet consist of the following:

(In millions)	Classification on the Balance Sheet	December 31, 2021	December 31, 2020
Assets:
Operating lease ROU assets (a)	Other assets, net	$662	$457
Liabilities:
Current operating lease liabilities (a)	Accrued other liabilities	49	53
Non-current operating lease liabilities (a)	Other long-term liabilities	726	516
___________________
(a)As noted above, we have elected the short-term lease measurement and recognition exemption and do not establish ROU assets or liabilities for operating leases with terms of 12 months or less.

Lease Terms and Discount Rate	December 31,
	2021	2020
Weighted Average Remaining Lease Term (in years)	28.8	25.6
Weighted Average Discount Rate	8.1%	8.4%

Components of Lease Expense
	Years Ended December 31,
(In millions)	2021	2020
Operating lease expense	$128	$53
Short-term and variable lease expense	104	50
Total operating lease costs	$232	$103
Supplemental cash flow information related to leases is as follows:

Cash payments included in the measurement of lease liabilities
	Years Ended December 31,
(In millions)	2021	2020
Operating cash flows for operating leases	$96	$49

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of Lease Liabilities
(In millions)	Operating Leases
2022	$108
2023	104
2024	69
2025	65
2026	64
Thereafter	2,011
Total future minimum lease payments	2,421
Less: present value factor	(1,646)
Total lease liability	$775
Finance Leases
We have finance leases for certain equipment and real estate. As of December 31, 2021, our finance leases had remaining lease terms of up to approximately 37 years, some of which include options to extend the lease terms in one month increments. Our finance lease ROU assets and liabilities were $40 million and $43 million as of December 31, 2021, respectively, and $64 million for both finance lease ROU assets and liabilities as of December 31, 2020.
Financing Obligations
VICI Leases & Golf Course Use Agreement
The fair value of the real estate assets and the related failed sale-leaseback financing obligations were estimated based on the present value of the estimated future lease payments over the lease term of 15 years, plus renewal options, using an imputed discount rate of approximately 11.01%.
CEI leases certain real property assets from VICI under the following agreements: (i) for a portfolio of properties located throughout the United States (the “Regional Lease”), (ii) for Caesars Palace Las Vegas and Harrah’s Las Vegas (the “Las Vegas Lease”), and (iii) for Harrah’s Joliet Hotel & Casino (the “Joliet Lease”), (collectively, “VICI Leases”). The lease agreements, inclusive of all amendments, include (i) a 15-year initial term with four five-year renewal options, (ii) annual fixed rent payments of $1.1 billion, subject to annual escalation provisions based on the Consumer Price Index (“CPI”) and a 2% floor commencing in lease year two of the initial term and (iii) a variable element based on net revenues of the underlying leased properties, commencing in lease year eight of the initial term.
The Regional Lease includes a put-call option whereby the Company may require VICI to purchase and lease back (as lessor) or whereby VICI may require the Company to sell to VICI and lease back (as lessee) the real estate components of the gaming and racetrack facilities of Harrah’s Hoosier Park Racing & Casino and Indiana Grand (“Centaur properties”). Election to exercise the option by either party must be made during the election period beginning January 1, 2022 and ending December 31, 2024. Upon either party exercising their option, the Centaur properties would be sold at a price in accordance with the agreement and leased back to CEI in accordance to the pre-existing terms of the Regional Lease.
The sale of Caesars Southern Indiana to EBCI for $250 million was finalized on September 3, 2021 and as a result of the sale, Caesars’ annual payments to VICI Properties under the Regional Lease decreased by $33 million and variable rent under the lease shall exclude net revenue attributable to Caesars Southern Indiana.
The Golf Course Use Agreement between the Company and VICI, encompassing four golf courses in three states, has a 35-year term (inclusive of all renewal periods), whereby the Company agrees to pay (i) an annual membership fee of $11 million, subject to annual escalation provisions based on the CPI and a 2% floor (ii) annual use fees of $3 million, including escalation provisions based on the CPI and a 2% floor commencing on the second lease year through and including the final lease year and (iii) certain per-round fees, as set forth in the agreement. Furthermore, the term of the Golf Course Use Agreement was extended such that there will be 15 years remaining until the expiration of the initial term.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
CEI leases certain real property assets from GLPI under the Master Lease (as amended, the “GLPI Master Lease”). The GLPI Master Lease, encompassing a portfolio of properties within the United States, provides for the lease of land, buildings, structures and other improvements on the land (including barges and riverboats), easements and similar appurtenances to the land and improvements relating to the operation of the leased properties. The GLPI Master Lease, inclusive of all amendments, provides for (i) an initial term of 20 years (through September 2038), with four five-year renewals at the Company’s option, (ii) annual land and building base rent of $24 million and $63 million, (iii) escalating provisions of building base rent equal to 101.25% of the rent for the preceding year for lease years five and six, 101.75% for lease years seven and eight and 102% for each lease year thereafter and (iv) relief from the operating, capital expenditure and financial covenants in the event of involuntary closures. The GLPI Master Lease does not provide the Company with an option to purchase the leased property or the ability to terminate its obligations under the GLPI Master Lease prior to its expiration without GLPI’s consent.
The Lumière Lease was entered into by the Company and GLPI, whereby the Company sold the real estate underlying Lumière to GLPI and leased back the property under a long-term financing obligation. The Lumière Lease, inclusive of all amendments, provides for (i) an initial term commencing on September 29, 2020 and ending on October 31, 2033, (ii) four five-year renewal options, (iii) annual rent payments of $23 million, (iv) escalation provisions commencing in lease year two equal to 101.25% of the rent for the preceding year for lease years two through five, 101.75% for lease years six and seven and 102% for each lease year thereafter, (v) maintaining a minimum of 1.20:1 adjusted revenue to rent ratio and (vi) certain relief under the financial covenant in the event of involuntary closures.
The Company continues to reflect the real estate assets related to the failed sale-lease back transactions on the Balance Sheets in Property and equipment, net as if the Company was the legal owner, and continues to recognize depreciation expense over their estimated useful lives.
The future minimum payments related to the GLPI Leases, including the Lumière Lease, and VICI Leases financing obligation, as amended, at December 31, 2021 were as follows:

(In millions)	GLPI Leases	VICI Leases
2022	$110	$1,066
2023	111	1,087
2024	112	1,107
2025	113	1,120
2026	115	1,136
Thereafter	4,604	42,808
Total future payments	5,165	48,324
Less: Amounts representing interest	(4,172)	(38,079)
Plus: Residual values	240	893
Financing obligation	$1,233	$11,138
Cash payments made relating to our long-term financing obligations during the years ended December 31, 2021 and 2020 were as follows:

	GLPI Leases (a)		VICI Leases (a)
	December 31,		December 31,
(In millions)	2021	2020	2021	2020
Cash paid for principal	$—	$—	$1	$49
Cash paid for interest	109	93	983	472
____________________
(a)For the initial periods of the GLPI and VICI Leases, cash payments are less than the interest expense recognized, which causes the failed-sale leaseback obligation to increase during the initial years of the lease term.
Lease Covenants
The GLPI Leases and VICI Leases contain certain covenants requiring minimum capital expenditures based on a percentage of net revenues along with maintaining certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 2021.

Lessor Arrangements
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the years ended December 31, 2021 and 2020, we recognized $1.6 billion and $450 million, respectively, in lease revenue related to lodging arrangements, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Other revenue in the Statement of Operations, and during the years ended December 31, 2021 and 2020, we recognized $7 million and $3 million, respectively, in lease revenue related to conventions.
Real Estate Operating Leases
We enter into long-term real estate leasing arrangements with third-party lessees at our properties. As of December 31, 2021, the remaining terms of these operating leases ranged from 1 to 84 years, some of which include options to extend the lease term for up to five years. In addition to minimum rental commitments, certain of our operating leases provide for contingent payments including contingent rentals based on a percentage of revenues in excess of specified amounts and reimbursements for common area maintenance and utilities charges. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. In addition, to maintain the value of our leased assets, certain leases include specific maintenance requirements of the lessees or maintenance is performed by the Company on behalf of the lessees. During the years ended December 31, 2021 and 2020, we recognized $149 million and $41 million, respectively, of real estate lease revenue, which is included in Other revenue in the Statement of Operations. Real estate lease revenue includes $45 million and $13 million, respectively, of variable rental income for the years ended December 31, 2021 and 2020.

Maturities of Lease Receivables
(In millions)	Operating Leases
2022	$62
2023	58
2024	52
2025	46
2026	45
Thereafter	704
Total	$967
Note 11. Litigation, Commitments and Contingencies
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Contractual Commitments
Capital Commitments
Harrah’s New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board, entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation and the City entered into a Second Amended and Restated Lease Agreement. Based on these amendments related to Harrah’s New Orleans, the Company is required to make certain payments and to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. In connection with the capital investment in Harrah’s New Orleans, construction has begun and we are in the process of rebranding the property as Caesars New Orleans which we expect to be complete in 2024.
Atlantic City
As required by the New Jersey Gaming Control Board in connection with its approval of the Merger, we funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash in Other assets, net. As of December 31, 2021, our restricted cash balance in the escrow account was $297 million for future capital expenditures in New Jersey.
Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, and advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Additionally, a selection of such partnerships provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. In connection with the launch of the Caesars Sportsbook app, we entered into a significant marketing campaign with distinguished actors, athletes and other media personalities. As of December 31, 2021, obligations related to these agreements were $997 million, which include obligations assumed in the William Hill Acquisition, with contracts extending through 2040. These obligations include leasing of event suites that are generally considered short term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. Our total estimated self-insurance liability was $221 million and $223 million as of December 31, 2021 and 2020, respectively, which is included in Accrued other liabilities on our Balance Sheets.
The assumptions, including those related to the COVID-19 public health emergency, utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.
Contingent Liabilities
Weather disruption - Lake Charles
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm severely damaging the Isle of Capri Casino Lake Charles (“Lake Charles”). During the year ended December 31, 2021, the Company received insurance proceeds of $44 million related to damaged fixed assets and remediation costs. The Company also recorded a gain of $21 million as

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
proceeds received for the cost to replace damaged property were in excess of the respective carrying value of the assets. The property will remain closed until the second half of 2022 when construction of a new land-based casino is expected to be complete.
Note 12. Long-Term Debt

	December 31, 2021				December 31, 2020
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
Baltimore Revolving Credit Facility	2022	variable	$—	$—	$—
CRC Revolving Credit Facility	2022	variable	—	—	—
Baltimore Term Loan	2024	variable	282	275	—
CRC Term Loan	2024	variable	4,512	4,190	4,133
CEI Revolving Credit Facility	2025	variable	—	—	—
CRC Incremental Term Loan	2025	variable	1,778	1,705	1,707
CRC Senior Secured Notes	2025	5.75%	1,000	985	981
CEI Senior Secured Notes	2025	6.25%	3,400	3,346	3,333
Convention Center Mortgage Loan	2025	7.85%	400	399	397
Unsecured Debt
5% Convertible Notes	2024	5.00%	—	—	288
CRC Notes	2025	5.25%	—	—	1,499
CEI Senior Notes	2027	8.125%	1,700	1,673	1,768
Senior Notes	2029	4.625%	1,200	1,183	—
Special Improvement District Bonds	2037	4.30%	49	49	51
Long-term notes and other payables			2	2	2
Total debt			14,323	13,807	14,159
Current portion of long-term debt			(70)	(70)	(67)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(15)	(19)
Long-term debt			$14,253	$13,722	$14,073

Unamortized premiums, discounts and deferred finance charges				$531	$883
Fair value			$14,713

Annual Estimated Debt Service Requirements
	Years Ended December 31,
(In millions)	2022	2023	2024	2025	2026	Thereafter	Total
Annual maturities of long-term debt	$70	$70	$4,714	$6,526	$3	$2,940	$14,323
Estimated interest payments	770	790	790	540	200	320	3,410
Total debt service obligation (a)	$840	$860	$5,504	$7,066	$203	$3,260	$17,733
____________________
(a)Debt principal payments are estimated amounts based on contractual maturity and repayment dates. Interest payments are estimated based on the forward-looking LIBOR curve, where applicable, and include the estimated impact of the four interest rate swap agreements related to our CRC Credit Facility (see Note 8). Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2021 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months. The Company may, from time to time, seek to repurchase its outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.

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
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of December 31, 2021 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Terms of Outstanding Debt
Baltimore Term Loan and Baltimore Revolving Credit Facility
As a result of our increased ownership interest in Horseshoe Baltimore, we began to consolidate the aggregate principal amount of Horseshoe Baltimore’s senior secured term loan facility (the “Baltimore Term Loan”) and amount outstanding, if any, under Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”). The Baltimore Term Loan matures in 2024 and is subject to a variable rate of interest calculated as LIBOR plus 4.00%. The Baltimore Revolving Credit Facility has borrowing capacity of up to $10 million available and matures in 2022, subject to a variable rate of interest calculated as LIBOR plus 6.00%. As of December 31, 2021, there was $10 million of available borrowing capacity under the Baltimore Revolving Credit Facility.
CRC Term Loans and CRC Revolving Credit Facility
CRC is party to a credit agreement, dated as of December 22, 2017 (as amended, the “CRC Credit Agreement”), which included a $1.0 billion five-year revolving credit facility (the “CRC Revolving Credit Facility”) and an initial $4.7 billion seven-year first lien term loan (the “CRC Term Loan”), which was increased by $1.8 billion pursuant to an incremental agreement executed in connection with the Merger (the “CRC Incremental Term Loan”).
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
Borrowings under the CRC Credit Agreement bear interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the CRC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be (a) with respect to the CRC Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan, (b) with respect to the CRC Incremental Term Loan, 4.50% per annum in the case of any LIBOR loan or 3.50% in the case of any base rate loan and (c) in the case of the CRC Revolving Credit Facility, 2.25% per annum in the case of any LIBOR loan and 1.25% per annum in the case of any base rate loan, subject in the case of the CRC Revolving Credit Facility to two 0.125% step-downs based on CRC’s senior secured leverage ratio (“SSLR”), the ratio of first lien senior secured net debt to adjusted earnings before interest, taxes, depreciation and amortization. The CRC Revolving Credit Facility is subject to a financial covenant discussed below. On September 21, 2021, CRC entered into a second amendment related to the CRC Incremental Term Loan to reduce the interest rate margins to 3.50% per annum in the case of any LIBOR loan or 2.50% per annum in the case of any base rate loan. The CRC Term Loan and the CRC Incremental Term Loan are LIBOR based loans as of December 31, 2021.
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
The Company had $956 million of available borrowing capacity, after consideration of $69 million in outstanding letters of credit under the CRC Revolving Credit Facility as of December 31, 2021.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
CEI Revolving Credit Facility
On July 20, 2020, the Escrow Issuer entered into a new credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, and certain banks and other financial institutions and lenders party thereto, which provide for a five-year CEI Revolving Credit Facility in an aggregate principal amount of $1.2 billion (the “CEI Revolving Credit Facility”). On November 10, 2021, the Company amended the CEI Revolving Credit Facility to establish reserves in the total amount of $190 million which are available only for permitted use. The CEI Revolving Credit Facility matures in July 2025 and includes a letter of credit sub-facility of $250 million.
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
Additionally, the Company is required to pay a commitment fee in respect of any unused commitments under the CEI Revolving Credit Facility in the amount of 0.50% of principal amount of the commitments of all lenders, subject to a step-down to 0.375% based upon the Company’s total leverage ratio. The Company is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
As of December 31, 2021, the Company had $924 million of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $23 million in outstanding letters of credit, $48 million committed for regulatory purposes and the reserves described above.
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
5% Convertible Notes
On October 6, 2017, Former Caesars issued $1.1 billion aggregate principal amount of 5% Convertible Notes maturing in 2024.
The 5% Convertible Notes were convertible into approximately 0.014 shares of the Company’s Common Stock (“Company Common Stock”) and approximately $1.17 of cash per $1.00 principal amount of the 5% Convertible Notes. During the year ended December 31, 2021, the Company converted the remaining outstanding aggregate principal amount of the 5% Convertible Notes, which resulted in cash payments of $367 million, net of approximately $12 million paid into our trust accounts and the issuance of approximately 5 million shares of Company Common Stock. The fair value of the shares

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
contributed to, and held in, the trust was $14 million, which is included within Treasury stock. The Company recognized a loss on the change in fair value of the derivative liability of $16 million recorded in Other income (loss) and a $23 million loss on extinguishment of debt, related to the unamortized discount, on the Statement of Operations.
CRC Notes
On October 16, 2017, CRC issued $1.7 billion aggregate principal amount of 5.25% senior notes due 2025 (the “CRC Notes”). During the year ended December 31, 2021, the Company purchased or redeemed all $1.7 billion of the CRC Notes and recognized a $199 million loss on the early extinguishment of debt.
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The Company assumed the rights and obligations under the CEI Senior Notes and the indenture governing such notes on July 20, 2020. The CEI Secured Notes will mature on July 1, 2027 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year. In September 2021, the Company began to repurchase CEI Senior Notes on the open market and, as of December 31, 2021, a total of $100 million in principal amount of CEI Senior Notes was purchased and the Company recognized a $14 million loss on the early extinguishment of debt.
Senior Notes due 2029
On September 24, 2021, the Company issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029 (the “Senior Notes”) pursuant to an indenture dated as of September 24, 2021 between the Company and U.S. Bank National Association, as Trustee. The Senior Notes will mature on October 15, 2029 with interest payable on April 15 and October 15 of each year, commencing April 15, 2022. Proceeds from the issuance of the Senior Notes, as well as cash on hand, was used to repay the CRC Notes, as described above.
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $177 million, $80 million and $8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.

Summary of Debt and Revolving Credit Facility Cash Flows from Financing Activities in 2021
(In millions)	Proceeds	Repayments	Debt issuance and extinguishment costs
Senior Notes	$1,200	$—	$17
CRC Notes	—	1,700	24
CEI Senior Notes	—	100	13
CRC Term Loan	—	47	—
CRC Incremental Term Loan	108	126	2
Baltimore Term Loan	—	2	—
Special Improvement District Bonds	—	2	—
Total	$1,308	$1,977	$56
Debt Covenant Compliance
The CRC Credit Agreement, the CEI Revolving Credit Facility, the Baltimore Term Loan and the indentures governing the CEI Senior Secured Notes, the CEI Senior Notes, the CRC Senior Secured Notes, and the Senior Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
The CRC Revolving Credit Facility and the CEI Revolving Credit Facility include a maximum first-priority net senior secured leverage ratio financial covenant of 6.35:1, which is applicable solely to the extent that certain testing conditions are satisfied. The Baltimore Revolving Credit Facility includes a senior secured leverage ratio financial covenant of 5.0:1. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.
As of December 31, 2021, the Company was in compliance with all of the applicable financial covenants described above.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Note 13. Revenue Recognition
Accounting Policies
Casino Revenues
Our casino revenues consists of gaming wagers, pari-mutuel commissions, sports betting and iGaming wagers. The Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses, not the total amount wagered. Progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of free bets, free play, matched deposits, and other similar incentives to its customers. During significant promotional periods, such as entering new jurisdictions with our Caesars Sportsbook app, such activity could result in negative net gaming revenue. Such periods are not expected to be long in duration. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing of simulcast signals from other race tracks and are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made, which are recorded on a gross basis. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.
Non-gaming Revenues
Hotel, food and beverage, and other operating revenues are recognized as services are performed and is the net amount collected from the customer for such goods and services. Hotel, food and beverage services have been determined to be separate, stand-alone performance obligations and are recorded as revenue as the good or service is transferred to the customer over the customer’s stay at the hotel or when the delivery is made for the food and beverage. Advance deposits for future hotel occupancy, convention space or food and beverage services contract are recorded as deferred income until revenue recognition criteria has been met. The Company also provides goods and services that may include multiple performance obligations, such as for packages, for which revenues are allocated on a pro rata basis based on each service’s stand-alone selling price.
Sales and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses.
The Company’s Statement of Operations presents net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below. We recast previously reported segment amounts to conform to the way management assesses results and allocates resources for the current year. Refer to Note 1 and Note 19 for additional information on the Company’s reportable segments.

	Year Ended December 31, 2021
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$1,226	$4,305	$296	$—	$—	$5,827
Food and beverage	702	438	—	—	—	1,140
Hotel	968	583	—	—	—	1,551
Other	513	211	41	278	9	1,052
Net revenues	$3,409	$5,537	$337	$278	$9	$9,570

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2020
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$319	$2,079	$84	$—	$—	$2,482
Food and beverage	130	211	—	1	—	342
Hotel	186	264	—	—	—	450
Other	116	106	11	106	15	354
Net revenues	$751	$2,660	$95	$107	$15	$3,628

	Year Ended December 31, 2019
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$—	$1,782	$26	$—	$—	$1,808
Food and beverage	—	301	—	—	—	301
Hotel	—	300	—	—	—	300
Other	—	111	—	—	8	119
Net revenues	$—	$2,494	$26	$—	$8	$2,528
Accounts Receivable and Credit Risk
We issue credit to approved casino customers following investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectability of these receivables. Accounts receivable are non-interest bearing and are initially recorded at cost.
Marker play represents a meaningful portion of our overall table games volume. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts include the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.
Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts, historical collection experience and reasonable forecasts which consider current economic and business conditions. Management believes that as of December 31, 2021 and 2020, no significant concentrations of credit risk related to receivables existed.
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

Accounts Receivable, Net
	December 31,
(In millions)	2021	2020
Casino and pari-mutuel commissions	$168	$137
Food and beverage and hotel	100	25
Other	204	180
Accounts receivable, net	$472	$342

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for Doubtful Accounts
(In millions)	Contracts	Other (a)	Total
Balance as of January 1, 2019	$2	$2	$4
Provision for doubtful accounts	1	—	1
Write-offs less recoveries	1	(1)	—
Balance as of December 31, 2019	4	1	5
Former Caesars consolidation	95	35	130
Provision for doubtful accounts	18	11	29
Write-offs less recoveries	3	(29)	(26)
Balance as of December 31, 2020	120	18	138
Provision for doubtful accounts	16	10	26
Write-offs less recoveries	(26)	(8)	(34)
Balance as of December 31, 2021	$110	$20	$130
____________________
(a)“Other” includes allowance associated with lease receivables under ASC 842. See Note 10 for further details.
Contract and Contract Related Liabilities
The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer,(2) player loyalty program obligations, subsequently combined as Caesars Rewards, which represents the deferred allocation of revenue relating to reward credits granted to Caesars Rewards members based on on-property spending, including gaming, hotel, dining, retail shopping, and player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which is primarily funds deposited by customers related to gaming play, advance payments received for goods and services yet to be provided (such as advance ticket sales, deposits on rooms and convention space, unpaid wagers, iGaming deposits, or future sports bets), these liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within accrued other liabilities on the Company’s Balance Sheets.
Outstanding Chip Liability
The Company recognizes the impact on gaming revenues on an annual basis to reflect an estimate of the change in the value of outstanding chips that are not expected to be redeemed. This estimate is determined by measuring the difference between the total value of chips placed in service less the value of chips under our control. This measurement is performed on an annual basis utilizing a methodology in which a consistent formula is applied to estimate the percentage of chips not in our custody that are not expected to be redeemed. In addition to the formula, certain judgments are made with regard to various denominations and souvenir chips. The outstanding chip liability is included in accrued other liabilities on the Balance Sheets.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2021	2020	2021	2020	2021	2020
Balance at January 1	$34	$10	$94	$13	$310	$172
Balance at December 31	48	34	91	94	560	310
Increase (decrease)	$14	$24	$(3)	$81	$250	$138
The December 31, 2021 balances exclude liabilities related to assets held for sale recorded in 2021 and 2020 (see Note 4). The significant change in contract and contract-related liabilities during the year ended December 31, 2021 was primarily due to expansion in the Caesars Digital segment from the legalization of retail and online sports betting in new states. The significant change in customer deposits and other deferred revenue during the year ended December 31, 2020 was primarily attributed to the liabilities assumed subsequent to the Merger.
Complimentaries
The Company offers discretionary coupons and other discretionary complimentaries to customers outside of the loyalty program such as matching deposits, free bets and free play. Such complimentaries are provided in conjunction with other revenue‑earning activities and are generally provided to encourage additional customer spending on those activities. Accordingly, the Company allocates a portion of the transaction price received from such customers to the complimentary goods and services. The Company performs this allocation based on the SSP of the underlying goods and services, which is determined based upon the weighted-average cash sales prices received for similar services at similar points during the year. The retail value of complimentary food, beverage, hotel rooms and other services provided to customers is recognized as a reduction of revenues for the department which issued the complimentary and revenue for the department redeemed. Complimentaries provided by third parties at the discretion and under the control of the Company is recorded as an expense when incurred.
The Company’s revenues included complimentaries and loyalty point redemptions totaling $1.0 billion, $406 million and $292 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations during the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(In millions, except per share amounts)	2021	2020	2019
Net income (loss) from continuing operations attributable to Caesars, net of income taxes	$(989)	$(1,737)	$81
Discontinued operations, net of income taxes	(30)	(20)	—
Net income (loss) attributable to Caesars	$(1,019)	$(1,757)	$81
Shares outstanding:
Weighted average shares outstanding – basic	211	130	78
Effect of dilutive securities:
Stock-based compensation awards	—	—	1
Weighted average shares outstanding – diluted	211	130	79

Basic income (loss) per share from continuing operations	$(4.69)	$(13.35)	$1.04
Basic loss per share from discontinued operations	(0.14)	(0.15)	—
Net income (loss) per common share attributable to common stockholders – basic:	$(4.83)	$(13.50)	$1.04

Diluted income (loss) per share from continuing operations	$(4.69)	$(13.35)	$1.03
Diluted loss per share from discontinued operations	(0.14)	(0.15)	—
Net income (loss) per common share attributable to common stockholders – diluted:	$(4.83)	$(13.50)	$1.03

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS
	Years Ended December 31,
(In millions)	2021	2020	2019
Stock-based compensation awards	3	9	—
5% Convertible notes	—	4	—
Total anti-dilutive common stock	3	13	—
Note 15. Stock-Based Compensation and Stockholders’ Equity
Stock-Based Awards
The Company maintains long-term incentive plans which allow for granting stock-based compensation awards for directors, employees, officers, and consultants or advisers who render services to the Company or its subsidiaries, based on Company Common Stock, including performance-based and incentive stock options, restricted stock or restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based stock units (“MSUs”), stock appreciation rights, and other stock-based awards or dividend equivalents. Forfeitures are recognized in the period in which they occur.
Performance Incentive Plans
In 2015, the Board of Directors (“Board”) adopted, and the Company’s stockholders approved, ERI’s 2015 Equity Incentive Plan (“2015 Plan”). In 2019, the Company’s Board approved, and the Company’s stockholders approved, the amended and restated 2015 Plan. The amendment to the 2015 Plan allows for 3 million shares available for grant, plus the number of shares available for issuance under the 2015 Plan on the date the Company’s stockholders approved the amendment. As of December 31, 2021, the Company had 5 million shares available for grant under the 2015 Plan.
Equity awards granted to employees and executive officers generally vest within three to four years from the grant date either ratably on each anniversary, or entirely at the end of the service period. Awards may also contain performance conditions in addition to time based vesting conditions. Performance awards relate to the achievement of defined levels of performance and will vest and become payable at the end of the vesting period. Performance awards contain targeted performance levels, which may ultimately vest within a range of 0% to 200% of the target award, based on defined operating metrics or market performance as compared to a peer group. RSUs granted to non-employee directors generally vest immediately and are issued on the vesting date, or may be deferred.
Total stock-based compensation expense in the accompanying Statements of Operations was $82 million, $79 million and $20 million during the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in corporate

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
expenses and, in the case of certain property positions, general and administrative expenses in the Company’s Statements of Operations.
Restricted Stock Unit Activity
During the year ended December 31, 2021, as part of the annual incentive program, the Company granted RSUs to employees of the Company with an aggregate fair value of $79 million. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
A summary of the RSUs activity for the year ended December 31, 2021 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value (a)
Unvested outstanding as of December 31, 2020	2,414,111	$42.55
Granted (b)	927,016	86.37
Vested	(1,136,673)	33.49
Forfeited	(113,847)	54.34
Unvested outstanding as of December 31, 2021	2,090,607	61.47
____________________
(a)Represents the weighted-average grant date fair value of RSUs, which is the share price of our common stock on the grant date.
(b)Included are 23,139 RSUs granted to non-employee members of the Board during the year ended December 31, 2021.
Performance Stock Unit Activity
During the year ended December 31, 2021, the Company granted approximately 81 thousand PSUs that are scheduled to vest in three years from the grant date. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance conditions. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached. The aggregate value of PSUs granted during the year ended December 31, 2021 was $9 million.
A summary of the PSUs activity for the year ended December 31, 2021 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value (a)
Unvested outstanding as of December 31, 2020 (b)	500,483	$48.32
Granted	81,006	112.28
Vested	(161,556)	37.49
Forfeited	(2,864)	73.21
Unvested outstanding as of December 31, 2021	417,069	62.20
____________________
(a)Grant date fair value, for which compensation expense of these unvested awards is measured, has not been achieved. This represents the quoted market price of our common stock on the dated indicated.
(b)PSUs were presented with RSUs as of December 31, 2020 in the 2020 Annual Report.
Market-Based Stock Unit Activity
During the year ended December 31, 2021, the Company granted approximately 147 thousand MSUs that are scheduled to cliff vest in three years from the grant date. On the vesting date, recipients will receive between 0% and 200% of the granted MSUs in the form of Company Common Stock based on the achievement of specified market and service conditions. Based on the terms and conditions of the awards, the grant date fair value of the MSUs was determined using a Monte Carlo simulation model. Key assumptions for the Monte Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the year ended December 31, 2021 was $15 million.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A summary of the MSUs activity for the year ended December 31, 2021 is presented in the following table:

	Units	Weighted- Average Fair Value (a)
Unvested outstanding as of December 31, 2020	446,087	$49.37
Granted	147,471	102.98
Vested	(208,866)	28.56
Forfeited	(2,769)	84.12
Unvested outstanding as of December 31, 2021	381,923	77.09
____________________
(a)Represents the grant date fair value determined using a Monte Carlo simulation model.

Stock Option Activity
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	176,724	$22.57	1.71	$9
Exercised	(114,884)	22.64
Forfeited	(1,233)	26.65
Expired	(16,702)	26.67
Outstanding as of December 31, 2021	43,905	20.69	1.05	3
Vested and expected to vest as of December 31, 2021	43,905	20.69	1.05	3
Exercisable as of December 31, 2021	42,610	20.84	1.05	3

Stock Option Exercises
	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Option Exercises:
Number of options exercised	114,884	70,608	—
Cash received for options exercised	$3	$1	$—
Aggregate intrinsic value of options exercised	$9	$5	$—
Unrecognized Compensation Cost
As of December 31, 2021, the Company had $120 million of unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 1.4 years.
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
Changes to the Authorized Shares
On June 17, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 500 million, and authorize the issuance of up to 150 million shares of preferred stock. As of December 31, 2021, no shares of preferred stock have been issued.
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
As of December 31, 2021, the Company has acquired 223,823 shares of common stock at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the years ended December 31, 2021 or 2020.
Note 16. Employee Benefit Plans
401(k) Plans
The Company offers several savings and retirement plans to substantially all employees who are not covered by collective bargaining agreements, who meet certain eligibility requirements, namely terms of service. All existing savings and retirement plans transitioned into the Caesars Entertainment, Inc. 401(k) Plan with Prudential Retirement. Under the 401(k) plan, the Company matches contributions equal to 50% of the first 6% as outlined per plan documents.
The Company’s matching contribution expense totaled $27 million, $11 million and $6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Defined-Benefit Plans
Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. As of December 31, 2021, the fair value of the plan assets was $1 million, and the fair value of the benefit obligations was $1 million. The plan assets are comprised primarily of money market and mutual funds whose values are determined based on quoted market prices and are classified in Level 1 of the fair value hierarchy. We did not make cash contributions to the Scioto Downs pension plan during 2021, 2020 and 2019.
In addition, the Company also sponsors a defined-benefit plan for certain Tropicana Atlantic City employees under a Variable Annuity Pension Plan. As of December 31, 2021, the fair value of both, the plan assets and benefit obligations, was $21 million. Contributions to the plan were less than $1 million for the year ended December 31, 2021 and $2 million for the year ended December 31, 2020.
The Company participated in a defined-benefit plan for employees of the London Clubs International subsidiary that provided benefits based on final pensionable salary. As of December 31, 2020, the plan had a net pension liability of $20 million, which was recorded within liabilities held for sale on our Balance Sheets. For the year ended December 31, 2020, we contributed $4 million to the plan. On July 16, 2021, the Company completed the sale of Caesars UK Group, in which the buyer assumed all liabilities associated with the Caesars UK Group.
Deferred Compensation Plans
CEI assumed Former Caesars deferred compensation plans, the Caesars Entertainment Corporation Executive Supplemental Savings Plan III (“ESSP III”) and the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan. These plans are unfunded, non-qualified deferred compensation plans. Payment obligations pursuant to the plans are unsecured general obligations of the Company and affiliates of the Company employing participants in the ESSP III. The liability as of December 31, 2021 and 2020 was $3 million and $2 million, respectively, which was recorded in Deferred credits and other liabilities.
As of December 31, 2021, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under: (i) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, (ii) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, (iii) the Park Place Entertainment Corporation Executive Deferred Compensation Plan, (iv) the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and (v) the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (collectively, the “existing deferred compensation plans”). These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.
Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts. The total liability recorded in Deferred credits and other liabilities for these plans was $43 million and $49 million as of December 31, 2021 and 2020, respectively.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Trust Assets
CEI is a party to a trust agreement (the “Trust Agreement”) and an escrow agreement with respect to all five of the existing deferred compensation plans (the “Escrow Agreement”), each structured as so-called “rabbi trust” arrangements, which holds assets that may be used to satisfy obligations under the existing deferred compensation plans above. Amounts held pursuant to the Trust Agreement and the Escrow Agreement were $87 million and $94 million, respectively, as of December 31, 2021 and 2020 and have been reflected within Deferred charges and other assets on the Balance Sheets.
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

Multi-employer Pension Plan Participation
		Pension Protection Act Zone Status (a)		Contributions (In millions)
Pension Fund	EIN/Pension Plan Number	2021	FIP/RP Status (b)	2021	2020	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (c)
Southern Nevada Culinary and Bartenders Pension Plan (d)(e)	88-6016617/001	Green	No	$18	$5	No	May 31, 2023
Legacy Plan of the UNITE HERE Retirement Fund (d)(f)	82-0994119/001	Red	Yes	9	4	No	Various up to May 31, 2023
Central Pension Fund of the IUOE & Participating Employers	36-6052390/001	Green	No	6	—	N/A	March 31, 2021
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	No	5	—	N/A	Various up to August 31, 2024
Local 68 Engineers Union Pension Plan (d)(g)	51-0176618/001	Yellow	Yes	1	—	No	April 30, 2022
Painters IUPAT	52-6073909/001	Yellow	Yes	1	—	No	Various up to June 30, 2026
Other Funds				1	5
Total Contributions				$41	$14
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
(d)Prior to the Merger, Former Caesars provided more than 5% of the total contributions for the plan year ended December 31, 2019.
(e)The Company provided more than 5% of the total contributions for the plan year ended December 31, 2020 and as of the date the financial statements were issued, Forms 5500 were not available for the 2021 plan year.
(f)The HEREIU Pension Fund consists of two separate plans, the Legacy Plan of the HEREIU Pension Fund and the Adjustable Plan of the HEREIU Pension Fund. CEI makes a single contribution to the HEREIU Pension Fund, the Trustees of which allocate such contribution between the Legacy Plan and the Adjustable Plan. The contribution amount reflected to the Legacy Plan is the aggregate contribution made to the HEREIU Pension Fund before such allocation between the Legacy Plan and the Adjustable Plan of the HEREIU Pension Fund.
(g)Plan years begin July 1.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 17. Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2021, 2020 and 2019 are presented below.

Components of Income (Loss) Before Income Taxes	Years Ended December 31,
(In millions)	2021	2020	2019
United States	$(1,272)	$(1,608)	$125
Outside of the U.S.	3	2	—
	$(1,269)	$(1,606)	$125

Income Tax Provision (Benefit)	Years Ended December 31,
(In millions)	2021	2020	2019
United States
Current
Federal	$(1)	$(43)	$31
State & Local	(2)	(24)	14
Deferred
Federal	(219)	208	5
State & Local	(106)	(11)	(6)
Outside of the U.S.
Current	2	2	—
Deferred	43	—	—
	$(283)	$132	$44

Allocation of Income Tax Provision (Benefit)	Years Ended December 31,
(In millions)	2021	2020	2019
Income tax provision (benefit) applicable to:
Income from operations	$(283)	$132	$44
Discontinued operations	19	(9)	—
Other comprehensive income	3	8	—
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2021, 2020 and 2019:

Effective Income Tax Rate Reconciliation	Years Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes	4.2%	5.4%	5.5%
Stock compensation	0.5%	(0.1)%	1.8%
Goodwill impairment and dispositions	—%	(1.6)%	7.4%
Nondeductible transaction expenses	—%	(0.5)%	—%
Nondeductible convertible notes costs	(3.3)%	(1.0)%	—%
Decrease in uncertain tax positions	0.4%	0.9%	—%
Change in tax rates from change in tax law	(1.2)%	—%	—%
Deferred tax benefit of foreign subsidiaries held for sale	—%	1.0%	—%
Valuation allowance	2.6%	(33.9)%	1.8%
Deferred tax recognition on life insurance	(1.3)%	—%	—%
Tax credits	0.4%	0.1%	(1.1)%
Other	(1.0)%	0.5%	(1.2)%
Effective income tax rate	22.3%	(8.2)%	35.2%

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred taxes at December 31, 2021 and 2020 are as follows:

	As of December 31,
(In millions)	2021	2020
Deferred tax assets:
Loss carryforwards	$1,006	$1,071
Foreign investment - held for sale	—	74
Excess business interest expense	180	61
Credit carryforwards	114	106
Financing obligation	2,517	2,557
Long-term lease obligation	161	187
Other	330	289
	4,308	4,345
Deferred tax liabilities:
Identified intangibles	(1,111)	(836)
Other debt-related items	(35)	(108)
Foreign investment - held for sale	(139)	—
Fixed assets	(2,212)	(2,424)
Right-of-use assets	(131)	(154)
Other	(103)	(68)
	(3,731)	(3,590)
Valuation allowance	(1,840)	(1,921)
Net deferred tax liabilities	$(1,263)	$(1,166)
The net deferred tax liabilities above are presented in the Balance Sheets as follows:

	As of December 31,
(In millions)	2021	2020
Deferred income taxes	$(1,111)	$(1,166)
Assets held for sale	7	1
Liabilities related to assets held for sale	(159)	(1)
Net deferred tax liabilities	$(1,263)	$(1,166)
As a result of the Merger, the Company assumed $767 million of additional net deferred tax liabilities, net of valuation allowances, plus $24 million in additional accruals for uncertain tax positions including accrued interest. As a result of the William Hill Acquisition, the Company assumed $377 million of additional net deferred tax liabilities net of valuation allowances, plus $34 million in additional accruals for uncertain tax positions including accrued interest. Of the deferred tax liabilities and uncertain tax positions recorded due to the William Hill Acquisition, $132 million and $34 million, respectively, have been presented in Liabilities related to assets held for sale.
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
As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $2.4 billion and $9.4 billion, respectively. The federal and state net operating loss carryforwards include $450 million and $2.2 billion, respectively, that do not expire. The remaining federal and state net operating loss carryforwards will begin to expire in 2032 and 2022, respectively. As of December 31, 2021, the Company had federal general business tax credit and research tax credit carryforwards of $116 million, which begin to expire in 2029.
As of December 31, 2021, the Company had foreign net operating loss carryforwards of $60 million. The foreign net operating loss carryforwards include $58 million that do not expire. The remaining $2 million foreign net operating losses begin to expire in 2033.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In general, Section 382 of the Internal Revenue Code provides an annual limitation with respect to the ability of a corporation to utilize its net operating loss carryovers, as well as certain built-in losses, against future taxable income in the event of a change in ownership. The Merger in July 2020 and the William Hill Acquisition in April 2021 resulted in a change in ownership for purposes of Section 382, making its provisions applicable to the Company. However, it is unlikely that the annual limitation on tax attribute usage resulting from the acquisition will adversely affect the Company’s ability to utilize its net operating loss carryovers against its future taxable income.

Reconciliation of Unrecognized Tax Benefits	Years Ended December 31,
(In millions)	2021	2020	2019
Balance as of beginning of year	$137	$—	$—
Acquisition of Caesars Entertainment Corporation	—	152	—
Acquisition of William Hill	32	—	—
Additions based on tax positions related to the current year	4	—	—
Additions for tax positions of prior years	5	1	—
Reductions for tax positions for prior years	(8)	—	—
Settlements	—	(4)	—
Expiration of statutes	(13)	(12)	—
Balance as of end of year	$157	$137	$—
We classify reserves for tax uncertainties within Other long-term liabilities in our Balance Sheets, separate from any related income tax payable or Deferred income taxes. Included in the $157 million of unrecognized tax benefits as of the end of 2021 is $21 million related to discontinued operations. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
We accrue interest and penalties related to unrecognized tax benefits in income tax expense. During 2021, we increased our accrual by $20 million, primarily due to the William Hill Acquisition. During 2020, we increased our accrual by $137 million, primarily as a result of the Merger. There was no accrual during 2019. There was an accrual for the payment of interest and penalties of $2 million and $2 million as of December 31, 2021 and December 31, 2020, respectively. Included in the balances of unrecognized tax benefits as of December 31, 2021 and December 31, 2020 was $117 million and $123 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
The Company, including its subsidiaries, files tax returns with federal, state and foreign jurisdictions. The Company does not have tax sharing agreements with the other members within the consolidated group. With few exceptions, the Company is no longer subject to US federal or state and local tax assessments by tax authorities for years before 2018. The tax years 2016 to 2021 remain subject to examination in Gibraltar and Malta. The tax years 2020 to 2021 remain subject to examination in the United Kingdom. We believe that it is reasonably possible that the unrecognized tax benefits liability will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
Note 18. Related Parties
REI
As of December 31, 2021, Recreational Enterprises, Inc. (“REI”) owned approximately 4.0% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. For each of the years ended December 31, 2021, 2020 and 2019, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives and the CSY Lease listed below.
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid quarterly. Annual rent is subject to periodic rent escalations through the term of the lease. As of December 31, 2021 and 2020 there were no amounts due to or from CSY.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Transactions with NeoGames
The Company holds an interest in NeoGames (see Note 5). NeoGames provides the player account management system to our wholly-owned Liberty platform. We have a dedicated team of programmers at NeoGames working on enhancements to our player account management system on our behalf, for which NeoGames is compensated under a services agreement.
Due from/to Affiliates
Amounts due from or to affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among the Company’s consolidated entities. As of December 31, 2020, Due from affiliates, net was $44 million, and represented transactions with Horseshoe Baltimore and William Hill. Amounts due from/to William Hill and Horseshoe Baltimore eliminate upon consolidation. See Note 3.
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
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of December 31, 2021:

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Las Vegas	Regional		Managed and Branded
Bally’s Las Vegas	Belle of Baton Rouge Casino & Hotel (a)	Horseshoe Bossier City	Managed
Caesars Palace Las Vegas	Caesars Atlantic City	Horseshoe Council Bluffs	Harrah’s Ak-Chin
The Cromwell	Circus Circus Reno	Horseshoe Hammond	Harrah’s Cherokee
Flamingo Las Vegas	Eldorado Gaming Scioto Downs	Horseshoe Tunica	Harrah’s Cherokee Valley River
Harrah’s Las Vegas	Eldorado Resort Casino Reno	Indiana Grand	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Grand Victoria Casino	Isle Casino Bettendorf	Caesars Windsor
Paris Las Vegas	Harrah’s Atlantic City	Isle of Capri Casino Boonville	Caesars Dubai
Planet Hollywood Resort & Casino	Harrah’s Council Bluffs	Isle of Capri Casino Hotel Lake Charles (c)	Branded
Rio All-Suite Hotel & Casino	Harrah’s Gulf Coast	Isle of Capri Casino Lula	Caesars Southern Indiana (d)
	Harrah’s Joliet	Isle Casino Hotel - Blackhawk	Harrah’s Northern California
Caesars Digital	Harrah’s Lake Tahoe	Isle Casino Racing Pompano Park
Caesars Digital	Harrah’s Laughlin	Isle Casino Waterloo
	Harrah’s Louisiana Downs (a)	Lady Luck Casino - Black Hawk
	Harrah’s Metropolis	Lumière Place Casino
	Harrah’s New Orleans	MontBleu Casino Resort & Spa (a)
	Harrah’s North Kansas City	Silver Legacy Resort Casino
	Harrah’s Philadelphia	Trop Casino Greenville
	Harveys Lake Tahoe	Tropicana Atlantic City
	Harrah’s Hoosier Park Racing & Casino	Tropicana Evansville (a)
	Horseshoe Baltimore (c)	Tropicana Laughlin Hotel & Casino
___________________
(a)During the year ended December 31, 2021, these properties were sold or held for sale. See Note 4 for additional details.
(b)On August 26, 2021, the Company increased its ownership interest in Horseshoe Baltimore to 75.8% and began to consolidate the property in our Regional segment following the change in ownership. Management fees prior to the consolidation of Horseshoe Baltimore have been reflected in the Managed and Branded segment.
(c)Lake Charles has been temporarily closed since the end of August 2020 due to damage from Hurricane Laura and will remain closed until the second half of 2022 when construction of a new land-based casino is expected to be complete.
(d)The sale of Caesars Southern Indiana closed on September 3, 2021 and the Company entered into a license agreement with the Eastern Band of Cherokee Indians for the continued use of the Caesars brand and the Caesars Rewards loyalty program at Caesars Southern Indiana.
The properties listed above exclude the discontinued operations, including previous international properties which have been sold, or we have entered into agreements to sell. The sale of Caesars UK Group closed on July 16, 2021, in which the buyer assumed all liabilities associated with the Caesars UK Group. Additionally, on September 8, 2021, the Company entered into an agreement to sell William Hill International, which is expected to close in the second quarter of 2022.
Certain of our properties operate off-track betting locations, including Harrah’s Hoosier Park Racing & Casino, which operates Winner’s Circle Indianapolis and Winner’s Circle New Haven; and Indiana Grand, which operates Winner’s Circle Clarksville. The LINQ Promenade, listed above in our Las Vegas segment, is an open-air dining, entertainment, and retail promenade located on the east side of the Las Vegas Strip next to The LINQ Hotel & Casino (the “LINQ”) that features the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction. We also own the CAESARS FORUM conference center, which is a 550,000 square feet conference center with 300,000 square feet of flexible meeting space, two of the largest pillarless ballrooms in the world and direct access to the LINQ.
“Corporate and Other” includes certain unallocated corporate overhead costs and other adjustments, including eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other. We recast previously reported segment amounts to conform to the way management assesses results and allocates resources for the current year.

	Years Ended December 31,
(In millions)	2021	2020	2019
Las Vegas:
Net revenues	$3,409	$751	$—
Adjusted EBITDA	1,568	133	—
Regional:
Net revenues	5,537	2,660	2,494
Adjusted EBITDA	1,979	711	719
Caesars Digital:
Net revenues	337	95	26
Adjusted EBITDA	(476)	26	13
Managed and Branded:
Net revenues	278	107	—
Adjusted EBITDA	87	25	—
Corporate and Other:
Net revenues	9	15	8
Adjusted EBITDA	(168)	(101)	(35)
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
(In millions)	2021	2020	2019
Adjusted EBITDA by Segment:
Las Vegas	$1,568	$133	$—
Regional	1,979	711	719
Caesars Digital	(476)	26	13
Managed and Branded	87	25	—
Corporate and Other	(168)	(101)	(35)
	2,990	794	697
Reconciliation to net income (loss) attributable to Caesars:
Net (income) loss attributable to noncontrolling interests	(3)	1	—
Net loss from discontinued operations	(30)	(20)	—
Benefit (provision) for income taxes	283	(132)	(44)
Other income (loss) (a)	(198)	176	9
Loss on extinguishment of debt	(236)	(197)	(8)
Interest expense, net	(2,295)	(1,202)	(286)
Depreciation and amortization	(1,126)	(583)	(222)
Impairment charges	(102)	(215)	(1)
Transaction costs and other operating costs (b)	(144)	(270)	(37)
Stock-based compensation expense	(82)	(79)	(20)
Other items (c)	(76)	(30)	(7)
Net income (loss) attributable to Caesars	$(1,019)	$(1,757)	$81
____________________
(a)Other income (loss) for the year ended December 31, 2021 primarily represents a loss on the change in fair value of investments held by the Company and a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes.
(b)Transaction costs and other operating costs for the year ended December 31, 2021 primarily represent costs related to the William Hill Acquisition and the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
(c)Other items primarily represent certain consulting and legal fees, rent for non-operating assets, relocation expenses, retention bonuses, and business optimization expenses.

Capital Expenditures, Net - By Segment
	Years Ended December 31,
(In millions)	2021	2020	2019
Las Vegas	$85	$32	$—
Regional (a)	327	104	166
Caesars Digital	67	—	—
Managed and Branded	—	—	—
Corporate and Other	39	33	5
Total	$518	$169	$171
___________________
(a)Includes $2 million and $5 million of capital expenditures related to properties classified as discontinued operations for the years ended December 31, 2021 and 2020, respectively.

Total Assets - By Segment
	December 31,
(In millions)	2021	2020
Las Vegas	$22,374	$21,464
Regional	14,419	13,732
Caesars Digital	1,878	323
Managed and Branded	3,527	225
Corporate and Other	(4,167)	641
Total	$38,031	$36,385

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
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
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures (as defined under the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-K Annual Report are effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized, evaluated and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
The Company completed its acquisition of William Hill PLC on April 22, 2021. Accordingly, the acquired assets and liabilities of William Hill are included in our consolidated balance sheet as of December 31, 2021 and the results of its operations and cash flows are reported in our consolidated statement of operations and cash flows for the year ended December 31, 2021 from the date of acquisition. At the time that the William Hill Acquisition was consummated, the Company’s intent was to divest William Hill International. Accordingly, the assets and liabilities of William Hill International are classified as held for sale with operations presented within discontinued operations. We are in the process of integrating policies, processes, information technology systems and other components of internal controls over financial reporting of the combined business. Management will continue to evaluate our internal control over financial reporting as we complete our integration. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, management has excluded William Hill from its internal control assessment. William Hill represents 14% of Caesars Entertainment, Inc.’s consolidated assets as of December 31, 2021, and 2% of Caesars Entertainment, Inc.’s net revenue for the year ended December 31, 2021.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated and assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K Annual Report based upon the framework set forth in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation and assessment, management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2021, as stated in its report which follows below.

Changes in Internal Control Over Financial Reporting
Except as noted below, during the quarter ended December 31, 2021, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On April 22, 2021, we completed the acquisition of William Hill PLC. See Item 8., “Notes to Consolidated Financial Statements”, Note 3, “Acquisitions, Purchase Price Accounting and Pro forma Information” for discussion of the acquisition and related financial data. The Company is in the process of integrating William Hill PLC into our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed.
Excluding the William Hill Acquisition, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Caesars Entertainment, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Caesars Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at William Hill PLC, which was acquired on April 22, 2021, and whose financial statements constitute 14% of the Company’s consolidated assets as of December 31, 2021, and 2% of the Company’s net revenues for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at William Hill PLC.
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

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 23, 2022

Item 9B.    Other Information
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than April 30, 2022, pursuant to Regulation 14A under the Securities Act.
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
Item 11.    Executive Compensation
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2022, pursuant to Regulation 14A under the Securities Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2022, pursuant to Regulation 14A under the Securities Act.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2022, pursuant to Regulation 14A under the Securities Act.
Item 14.    Principal Accounting Fees and Services
The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated herein by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2022, pursuant to Regulation 14A under the Securities Act.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(i) Financial Statements
Included in Part II (Item 8) of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
(a)(ii) Financial Statement Schedule
Schedule I—Condensed Financial Information of Registrant Parent Company Only as of December 31, 2021 and 2020 and for the Years Ended December 31, 2021, 2020 and 2019
We have omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.
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
Previously filed on Form 8-K filed on July 21, 2020.

4.8
Second Supplemental Indenture dated as of August 6, 2021 among Caesars Entertainment, Inc., CRC Finco, Inc., Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, U.S. Bank National Association and Credit Suisse AG, Cayman Islands Branch.
Previously filed on Form 8-K filed on August 10, 2021.

4.9	Indenture dated as of September 24, 2021 (4.625% CEI Senior Notes due 2029) by and between Caesars Entertainment, Inc., the guarantors party thereto and U.S. Bank National Association.	Previously filed on Form 8-K filed on September 27, 2021.

10.1	Las Vegas Lease (conformed through the Second Amendment), dated as of July 20, 2020, by and among CPLV Property Owner LLC, Desert Palace LLC and CEOC, LLC.	Previously filed on Form 8-K filed on July 21, 2020

10.2	Third Amendment to Lease (Las Vegas), dated as of September 30, 2020, by and among CPLV Property Owner LLC, Desert Palace LLC and CEOC, LLC.	Previously filed on Form 10-Q filed on November 9, 2020.

10.3	Fourth Amendment to Lease (Las Vegas), dated as of November 18, 2020, by and among CPLV Property Owner LLC, Desert Palace LLC and CEOC, LLC.	Previously filed on Form 10-K on March 1, 2021.

10.4	Fifth Amendment to Lease (Las Vegas) dated as of September 3, 2021, by and among CPLV Property Owner LLC, Claudine Propco LLC, Desert Palace LLC and CEOC, LLC.	Previously filed on Form 10-Q on November 5, 2021.

10.5	Sixth Amendment to Lease (Las Vegas) dated as of November 1, 2021, by and among CPLV Property Owner LLC, Claudine Propco LLC, Desert Palace LLC, CEOC, LLC, Harrah’s Las Vegas, LLC and Propco TRS LLC.	Filed herewith.

10.6	Guaranty of Lease, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., CPLV Property Owner LLC and Claudine Propco LLC (Las Vegas).	Previously filed on Form 8-K filed on July 21, 2020.

10.7**	Regional Lease (conformed through the Fifth Amendment), dated as of July 20, 2020, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.8**	Sixth Amendment to Lease (Regional), dated as of September 30, 2020, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q filed on November 9, 2020.

10.9	Seventh Amendment to Lease (Regional), dated as of November 18, 2020, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-K on March 1, 2021.

10.10	Eighth Amendment to Lease (Regional), dated as of September 3, 2021, by and among the entities listed on Schedule A and B thereto.	Previously filed on Form 10-Q on November 5, 2021.

10.11	Ninth Amendment to Lease (Regional), dated as of November 1, 2021, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Filed herewith

Exhibit Number	Description of Exhibit	Method of Filing
10.12	Tenth Amendment to Lease (Regional), dated as of December 30, 2021, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Filed herewith

10.13	Guaranty of Lease, dated as of July 20, 2020, by and among Eldorado Resorts, Inc. and the entities listed on Schedule A thereto (Regional).	Previously filed on Form 8-K filed on July 21, 2020.

10.14**	Second Amendment, dated as of July 20, 2020, to Lease (Joliet), dated as of October 7, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.	Previously filed on Form 8-K filed on July 21, 2020.

10.15**
Third Amendment to Lease (Joliet), dated as of September 30, 2020, to Lease (Joliet), dated as of October 7, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.
Previously filed on Form 10-Q filed on November 9, 2020.

10.16
Fourth Amendment to Lease (Joliet), dated as of November 18, 2020, to Lease (Joliet), dated as of October 7, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.
Previously filed on Form10-K on March 1, 2021.

10.17	Fifth Amendment to Lease (Joliet), dated as of September 3, 2021, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.	Previously filed on Form 10-Q on November 5, 2021

10.18	Sixth Amendment to Lease (Joliet), dated as of November 1, 2021, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership and Propco TRS LLC.	Filed herewith.

10.19	Guaranty of Lease, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and Harrah’s Joliet Landco LLC (Joliet).	Previously filed on Form 8-K filed on July 21, 2020.

10.20*	Right of First Refusal Agreement, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Las Vegas Strip).	Previously filed on Form 8-K filed on July 21, 2020.

10.21	Right of First Refusal Agreement, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Horseshoe Baltimore).	Previously filed on Form 8-K filed on July 21, 2020.

10.22
Second Amendment, dated as of July 20, 2020, to Golf Course Use Agreement, dated as of October 6, 2017, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC.
Previously filed on Form 8-K filed on July 21, 2020.

10.23*	Amended and Restated Put-Call Right Agreement, dated as of July 20, 2020, by and among Claudine Propco, LLC and Eastside Convention Center, LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.24*	Second Amended and Restated Put-Call Right Agreement entered into as of September 18, 2020 by and among Claudine Propco LLC and Caesars Convention Center Owner, LLC.	Previously filed on Form 8-K filed on September 18, 2020.

10.25*	Put-Call Right Agreement entered into as of July 20, 2020 by and between Centaur Propco LLC and Caesars Resort Collection, LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.26
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

10.27
Credit Agreement, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and U.S. Bank National Association, as collateral agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.28
Incremental Assumption Agreement No. 1, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.29	First Amendment to Credit Agreement, dated as of November 10, 2021, by and between Caesars Entertainment, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed on Form 8-K filed on November 10, 2021.

10.30	Second Amendment to Credit Agreement, dated as of January 26, 2022, by and between Caesars Entertainment, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed on Form 8-K filed on January 27, 2022.

10.31
Credit Agreement, dated as of December 22, 2017, by and among Caesars Resort Collection, LLC, the other borrowers from time to time party thereto, the lenders party thereto, and Credit Suisse, AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed by Caesars Holdings, Inc. on December 22, 2017.

10.32
First Amendment to Credit Agreement, dated as of June 15, 2020, by and among Caesars Resort Collection, LLC, the subsidiary loan parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed by Caesars Holdings, Inc. on June 15, 2020.

10.33
Second Amendment to Credit Agreement, dated as of September 21, 2021, by and among Caesars Resort Collection, LLC, the subsidiary loan parties party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed on September 27, 2021

Exhibit Number	Description of Exhibit	Method of Filing
10.34
Incremental Assumption Agreement No. 1, dated as of July 20, 2020, by and among Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.35
Incremental Assumption Agreement No. 2, dated as of July 20, 2020, by and among Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, the lender party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.36	Guarantee Agreement, dated as of August 6, 2021, by Caesars Entertainment, Inc. in favor of U.S. Bank National Agent, as collateral agent.	Previously filed on Form 8-K filed on August 10, 2021.

10.37	Caesars Entertainment Corporation Amended and Restated Escrow Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on October 13, 2017.

10.38	Amended and Restated Casino Operating Contract, dated April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on April 6, 2020.

10.39
First Amendment to the Amended and Restated Casino Operating Contract, made and entered into as of April 9, 2020, and made effective as of April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.
Previously filed on Form 8-K/A filed by Caesars Holdings, Inc. on April 14, 2020.

10.40†	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form S-1/A filed by Caesars Holdings, Inc. on February 2, 2012.

10.41†	Amendment No. 1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on July 25, 2012.

10.42†	Amendment No. 2 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on May 20, 2015.

10.43†	Amendment No. 3 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on May 20, 2016.

10.44†	Amendment No. 4 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	Previously filed on Form 10-Q filed by Caesars Holdings, Inc. on August 2, 2016.

10.45†	Isle of Capri Casinos, Inc. Second Amended and Restated 2009 Long-Term Stock Incentive Plan.	Previously filed on Form 8-K filed by Isle of Capri Casinos, Inc. on October 9, 2015.

10.46†	Isle of Capri Casino, Inc. Form of Non-Qualified Stock Option Agreement.	Previously filed on Form 10-K filed by Isle of Capri Casinos, Inc. on June 17, 2015.

10.47†	Caesars Entertainment Corporation 2017 Performance Incentive Plan.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on October 6, 2017.

10.48†	Amendment No. 1 to Caesars Entertainment Corporation 2017 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on April 6, 2018.

10.49†	Caesars Entertainment Corporation Executive Supplemental Savings Plan III.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on December 13, 2018.

10.50†	Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on December 13, 2018.

10.51†	Caesars Acquisition Company 2014 Performance Incentive Plan.	Previously filed on Form 8-K filed by Caesars Acquisition Company on April 16, 2014.

10.52†	Eldorado Resorts, Inc. Amended and Restated 2015 Equity Incentive Plan	Previously filed on Form S-8 POS filed on June 29, 2019.

Exhibit Number	Description of Exhibit	Method of Filing
10.53†	Form of Director Indemnification Agreement.	Previously filed on Form 10-Q filed on November 9, 2020.

10.54†	Form of Director Non-Deferred Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive	Previously filed on Form 10-K filed on February 28, 2020.

10.55†	Form of Restricted Stock Unit Award Agreement pursuant to the Amended & Restated 2015 Equity Incentive Plan.	Previously filed on Form 10-K on March 1, 2021.

10.56†	Form of Restricted Stock Unit Award Agreement Performance-Based (TSR) pursuant to the Amended & Restated 2015 Equity Incentive Plan.	Previously filed on Form 10-K on March 1, 2021.

10.57†	Form of Restricted Stock Unit Time-Based Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan.	Previously filed on Form 10-K filed on February 28, 2020.

10.58†	Form of Director Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan.	Previously filed on Registration Statement Form S-1 filed by Eldorado Resorts, Inc. June 14, 2015.

10.59†	Form of Performance Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan.	Previously filed on Form 10-K filed on March 1, 2019.

10.60	Registration Rights Agreement, dated as of May 1, 2017, by and among Eldorado Resorts, Inc., Recreational Enterprises, Inc., GFIL Holdings, LLC and certain of its affiliates.	Previously filed on Form 8-K filed on May 1, 2017.

10.61†	Amended and Restated Executive Employment Agreement, dated as of December 28, 2021, by and between Caesars Enterprise Services, LLC and Bret Yunker.	Previously filed on Form 8-K on January 4, 2022.

10.62†	Amended and Restated Executive Employment Agreement, dated as of December 28, 2021, by and between Caesars Enterprise Services, LLC and Gary Carano.	Previously filed on Form 8-K on January 4, 2022.

10.63†	Amended and Restated Executive Employment Agreement, dated as of December 28, 2021, by and between Caesars Enterprise Services, LLC and Thomas Reeg.	Previously filed on Form 8-K filed on January 4, 2022.

10.64†	Amended and Restated Executive Employment Agreement, dated as of December 28, 2021, by and between Caesars Enterprise Services, LLC and Anthony Carano.	Previously filed on Form 8-K filed on January 4, 2022.

10.65†	Executive Employment Agreement, dated as of December 28, 2021, by and between Caesars Enterprise Services, LLC and Stephanie Lepori.	Previously filed on Form 8-K filed on January 4, 2022.

10.66†	Amended and Restated Executive Employment Agreement, dated as of December 28, 2021, by and between Caesars Enterprise Services, LLC and Edmund L. Quatmann, Jr.	Previously filed on Form 8-K filed on January 4, 2022.

10.67
Amended and Restated Omnibus Amendment to Leases, dated as of October 27, 2020, by and among the entities listed on schedule A thereto, CPLV Property Owner LLC, Claudine Propco LLC, Harrah’s Joliet Landco LLC, CEOC, LLC, the entities listed on schedule B thereto, Desert Palace LLC, Harrah’s Las Vegas, LLC and Des Plaines Development Limited Partnership.
Previously filed on Form 10-Q filed on November 9, 2020.

10.68	Second Amended and Restated Master Lease, dated as of December 18, 2020, by and between Tropicana Entertainment, Inc. and GLP Capital L.P.	Filed herewith.

10.69w
Credit Agreement, dated as of April 22, 2021, by and among Caesars Cayman Finance Limited, the lenders party thereto from time to time and Deutsche Bank AG, London Branch, as administrative agent and collateral agent.
Previously filed on Form 8-K on April 26, 2021.

10.70
First Amendment to Credit Agreement, dated as of June 14, 2021, by and among Caesars Cayman Finance Limited, Caesars UK Holdings Limited, the lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent.
Filed herewith.

10.71	Trust Deed dated as of May 1, 2019, by and between William Hill PLC, William Hill Organization Limited, WHG (International) Limited and The Law Debenture Trust Corporation p.l.c. as trustee.	Previously filed on Form 8-K filed on April 26, 2021.

10.72
Trust Deed dated as of May 27, 2016, by and between William Hill PLC, William Hill Organization Limited, WHG (International) Limited, William Hill Australia Holdings PTY Limited and The Law Debenture Trust Corporation p.l.c. as trustee.
Previously filed on Form 8-K filed on April 26, 2021.

14	Code of Ethics and Business Conduct	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

23.2	Consent of Ernst & Young LLP	Filed herewith.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

Exhibit Number	Description of Exhibit	Method of Filing

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

99.1	Gaming and Regulatory Overview	Filed herewith.

99.2	Financial Information of Caesars Resort Collection, LLC	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.
______________________

†	Denotes a management contract or compensatory plan or arrangement.
*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) not material and (ii) could be competitively harmful if publicly disclosed.
w	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
Item 16.    Form 10-K Summary
None.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT, INC.
CONDENSED BALANCE SHEETS

	As of December 31,
(In millions)	2021	2020
ASSETS
Current assets	$221	$3,038
Investment in and advances to unconsolidated affiliates	60	128
Investment in subsidiaries	10,311	6,798
Property and equipment, net	8	18
Other assets, net	333	513
Total assets	$10,933	$10,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$228	$231
Long-term debt, less current portion	6,190	5,084
Deferred income taxes	—	4
Other long-term liabilities	35	160
Total liabilities	6,453	5,479
Total stockholders’ equity	4,480	5,016
Total liabilities and stockholders’ equity	$10,933	$10,495
See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions)	2021	2020	2019
Net revenues	$4	$7	$7

Expenses:
Corporate expense	43	71	65
Management fee	—	(36)	(22)
Depreciation and amortization	6	6	5
Transaction costs and other operating costs	60	113	57
Total operating expenses	109	154	105
Operating loss	(105)	(147)	(98)
Other expense:
Interest expense	(395)	(257)	(141)
Gain (loss) on interests in subsidiaries	(437)	(1,346)	210
Loss on extinguishment of debt	(14)	(132)	(8)
Other income (loss)	(72)	197	9
Loss from operations before income taxes	(1,023)	(1,685)	(28)
Income tax benefit (provision)	4	(72)	109
Net income (loss)	$(1,019)	$(1,757)	$81
See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2021	2020	2019
Cash flows used in operating activities	$(448)	$(296)	$(64)
Cash flows from investing activities
Purchase of property and equipment, net	(1)	(8)	(5)
Former Caesars acquisition	—	(8,470)	—
William Hill Acquisition	(3,938)	—	—
Investments in unconsolidated affiliates	—	—	(1)
Proceeds from sale of businesses, property and equipment, net of cash sold	—	—	(209)
Proceeds from the sale of investments	89	24	—
Cash flows used in investing activities	(3,850)	(8,454)	(215)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	1,200	9,365	33
Debt issuance and extinguishment costs	(17)	(353)	(1)
Repayments of long-term debt and revolving credit facilities	(100)	(3,339)	(736)
Net proceeds from related parties	705	1,320	1,022
Cash paid to settle convertible notes	(367)	(903)	—
Proceeds from sale-leaseback financing arrangement	—	3,219	—
Taxes paid related to net share settlement of equity awards	(45)	(16)	(8)
Proceeds from issuance of common stock	3	2,718	—
Cash flows provided by financing activities	1,379	12,011	310
Effect of foreign currency exchange rates on cash	—	129	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,919)	3,390	31
Cash, cash equivalents, and restricted cash, beginning of period	3,434	44	13
Cash, cash equivalents, and restricted cash, end of period	$515	$3,434	$44

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED BALANCE SHEETS
Cash and cash equivalents in current assets	$199	$1,114	$44
Restricted cash in current assets	—	1,895	—
Restricted and escrow cash included in other assets, net	316	425	—
Total cash, cash equivalents and restricted cash	$515	$3,434	$44
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
2.Restricted net assets of subsidiaries
Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements and regulatory restrictions. The amount of restricted net assets the Company’s consolidated subsidiaries held as of December 31, 2021 was approximately $4.4 billion. Such restrictions are on net assets of Caesars Entertainment, Inc. and its subsidiaries. The amount of restricted net assets in the Company’s unconsolidated subsidiaries was not material to the financial statements.
3.Commitments, contingencies, and long-term obligations
For a discussion of the Company’s commitments, contingencies, and long-term obligations under its credit facilities, see Note 11 and Note 12 of the Company’s consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

	By:	/s/ Thomas R. Reeg
Dated: February 23, 2022		Thomas R. Reeg Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Reeg	Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2022
Thomas R. Reeg

/s/ Bret Yunker	Chief Financial Officer (Principal Financial Officer)	February 23, 2022
Bret Yunker

/s/ Stephanie D. Lepori	Chief Administrative and Accounting Officer (Principal Accounting Officer)	February 23, 2022
Stephanie D. Lepori

/s/ Gary L. Carano	Executive Chairman of the Board	February 23, 2022
Gary L. Carano

/s/ Bonnie Biumi	Director	February 23, 2022
Bonnie Biumi

/s/ Jan Jones Blackhurst	Director	February 23, 2022
Jan Jones Blackhurst

/s/ Frank J. Fahrenkopf Jr.	Director	February 23, 2022
Frank J. Fahrenkopf Jr.

/s/ Don Kornstein	Director	February 23, 2022
Don Kornstein

/s/ Courtney Mather	Director	February 23, 2022
Courtney Mather

/s/ Sandra Douglass Morgan	Director	February 23, 2022
Sandra Douglass Morgan

/s/ Michael E. Pegram	Director	February 23, 2022
Michael E. Pegram

/s/ David P. Tomick	Director	February 23, 2022
David P. Tomick