Form 10-Q
period 2022-03-31
Caesars Entertainment, Inc.
filed 2022-05-04
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of April 28, 2022 was 214,366,139.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$814	$1,070
Restricted cash and investments	185	319
Accounts receivable, net	450	472
Inventories	44	42
Prepayments and other current assets	313	290
Assets held for sale	3,314	3,771
Total current assets	5,120	5,964
Investment in and advances to unconsolidated affiliates	97	158
Property and equipment, net	14,637	14,601
Gaming rights and other intangibles, net	4,863	4,920
Goodwill	11,082	11,076
Other assets, net	1,274	1,312
Total assets	$37,073	$38,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$528	$254
Accrued interest	235	320
Accrued other liabilities	1,750	1,973
Current portion of long-term debt	70	70
Liabilities related to assets held for sale	2,562	2,680
Total current liabilities	5,145	5,297
Long-term financing obligation	12,483	12,424
Long-term debt	13,741	13,722
Deferred income taxes	929	1,111
Other long-term liabilities	929	936
Total liabilities	33,227	33,490
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	3,785	4,480
Noncontrolling interests	61	61
Total stockholders’ equity	3,846	4,541
Total liabilities and stockholders’ equity	$37,073	$38,031
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
REVENUES:
Casino and pari-mutuel commissions	$1,292	$1,227
Food and beverage	339	169
Hotel	383	215
Other	278	181
Net revenues	2,292	1,792
EXPENSES:
Casino and pari-mutuel commissions	1,064	587
Food and beverage	202	108
Hotel	115	81
Other	88	69
General and administrative	499	380
Corporate	69	66
Depreciation and amortization	300	265
Transaction and other operating costs, net	(35)	20
Total operating expenses	2,302	1,576
Operating income (loss)	(10)	216
OTHER EXPENSE:
Interest expense, net	(552)	(579)
Other income (loss)	4	(133)
Total other expense	(548)	(712)
Loss from continuing operations before income taxes	(558)	(496)
Benefit for income taxes	107	76
Net loss from continuing operations, net of income taxes	(451)	(420)
Discontinued operations, net of income taxes	(229)	(4)
Net loss	(680)	(424)
Net loss attributable to noncontrolling interests	—	1
Net loss attributable to Caesars	$(680)	$(423)

Net loss per share - basic and diluted:
Basic loss per share from continuing operations	$(2.11)	$(2.01)
Basic loss per share from discontinued operations	(1.07)	(0.02)
Basic loss per share	$(3.18)	$(2.03)
Diluted loss per share from continuing operations	$(2.11)	$(2.01)
Diluted loss per share from discontinued operations	(1.07)	(0.02)
Diluted loss per share	$(3.18)	$(2.03)
Weighted average basic shares outstanding	214	208
Weighted average diluted shares outstanding	214	208
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2022	2021
Net loss	$(680)	$(424)
Foreign currency translation adjustments	(33)	—
Change in fair market value of interest rate swaps, net of tax	13	12
Other	—	(1)
Other comprehensive income (loss), net of tax	(20)	11
Comprehensive loss	(700)	(413)
Comprehensive loss attributable to noncontrolling interests	—	1
Comprehensive loss attributable to Caesars	$(700)	$(412)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Common Stock					Treasury Stock
(In millions)	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Amount	Non controlling Interests	Total Stockholders’ Equity
Balance, December 31, 2020	208	$—	$6,382	$(1,391)	$34	$(9)	$18	$5,034
Issuance of restricted stock units	—	—	23	—	—	—	—	23
Net loss	—	—	—	(423)	—	—	(1)	(424)
Other comprehensive income, net of tax	—	—	—	—	11	—	—	11
Shares withheld related to net share settlement of stock awards	—	—	(14)	—	—	—	—	(14)
Balance, March 31, 2021	208	$—	$6,391	$(1,814)	$45	$(9)	$17	$4,630

Balance, December 31, 2021	214	$—	$6,877	$(2,410)	$36	$(23)	$61	$4,541
Issuance of restricted stock units	—	—	25	—	—	—	—	25
Net loss	—	—	—	(680)	—	—	—	(680)
Other comprehensive loss, net of tax	—	—	—	—	(20)	—	—	(20)
Shares withheld related to net share settlement of stock awards	—	—	(20)	—	—	—	—	(20)
Balance, March 31, 2022	214	$—	$6,882	$(3,090)	$16	$(23)	$61	$3,846
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(246)	$61

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(210)	(65)
Acquisition of gaming rights and trademarks	—	(2)
Proceeds from sale of businesses, property and equipment, net of cash sold	3	4
Proceeds from the sale of investments	27	42
Proceeds from insurance related to property damage	27	26
Investments in unconsolidated affiliates	—	(30)
Other	(6)	—
Net cash used in investing activities	(159)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	475	—
Repayments of long-term debt and revolving credit facilities	(492)	(16)
Taxes paid related to net share settlement of equity awards	(20)	(14)
Net cash used in financing activities	(37)	(30)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	(13)	(4)
Cash flows from investing activities	(39)	—
Net cash from discontinued operations	(52)	(4)

Effect of foreign currency exchange rates on cash	(9)	21
Increase (decrease) in cash, cash equivalents and restricted cash	(503)	23
Cash, cash equivalents and restricted cash, beginning of period	2,021	4,280
Cash, cash equivalents and restricted cash, end of period	$1,518	$4,303

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$814	$1,810
Restricted cash included in restricted cash and investments	185	2,050
Restricted and escrow cash included in other assets, net	266	410
Cash and cash equivalents and restricted cash held for sale - discontinued operations	253	33
Total cash, cash equivalents and restricted cash	$1,518	$4,303
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$572	$490
Income taxes (refunded) paid, net	6	(1)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	151	33
Land contributed to joint venture	—	61
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
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2021 Annual Report.
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
The Company is a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, the Company grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Tropicana Entertainment, Inc. in 2018. On July 20, 2020, the Company completed the merger with Caesars Entertainment Corporation (“Former Caesars”) pursuant to which Former Caesars became a wholly-owned subsidiary of the Company (the “Merger”) and the Company changed the Company’s ticker symbol on the NASDAQ Stock Market from “ERI” to “CZR”.
On April 22, 2021, the Company completed the acquisition of William Hill PLC for £2.9 billion, or approximately $3.9 billion (the “William Hill Acquisition”). See below for further discussion of the William Hill Acquisition.
The Company owns, leases, brands or manages an aggregate of 52 domestic properties in 16 states with approximately 54,300 slot machines, video lottery terminals and e-tables, approximately 2,900 table games and approximately 47,700 hotel rooms as of March 31, 2022. The Company operates and conducts sports wagering across 23 states and domestic jurisdictions, 16 of which are mobile for sports betting, and operates regulated online real money gaming businesses in five states. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its casino properties’ gaming operations, retail and online sports betting, as well as online gaming, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and mobile sports betting, online casino, and online poker are included under the Caesars Digital segment. The Company has made significant investments into the interactive business with the completion of the Merger and the William Hill Acquisition. In addition, in connection with the launch and rebranding of the Caesars Sportsbook app, our Caesars Digital segment initiated a significant marketing campaign with distinguished actors, former athletes and other media personalities. As new states and jurisdictions have legalized sports betting, we have made significant upfront investment which has been executed through marketing campaigns and promotional incentives to establish ourselves as an industry leader. During active promotional periods, such as entering new jurisdictions with our Caesars Sportsbook app, such activity could result in negative net gaming revenue. The Company intends to limit the duration of active promotion periods and apply discretion to determine the level of investment for a particular jurisdiction. The Caesars Sportsbook app offers numerous pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. Caesars Sportsbook has partnerships with the NFL, NBA, NHL and MLB and is the exclusive odds provider for ESPN and CBS Sports. The Company also intends to continue to create new partnerships among collegiate and professional sports teams and entered into the exclusive naming-rights partnership to rebrand the Superdome in New Orleans as the Caesars Superdome. The Company expects to continue to expand its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting.
The Company has divested certain properties and other assets, including non-core properties and divestitures required by regulatory agencies. See Note 3 for a discussion of properties recently sold or currently held for sale and Note 15 for segment information.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company (the “Bridge Facility Borrower”) entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing (as defined below). The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, we repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. Outstanding borrowings under the Bridge Credit Agreement are expected to be repaid upon the sale of William Hill’s non-U.S. operations including the UK and international online divisions and the retail betting shops (collectively, “William Hill International”), all of which are held for sale as of the date of the closing of the William Hill Acquisition and are reflected within discontinued operations. See Note 3. Certain investments acquired have been excluded from the held for sale asset group. See Note 7 for investments in which the Company elected to apply the fair value option.
On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. On April 7, 2022, the Company amended the agreement to sell the non-US assets of William Hill to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. The amended agreement reflects a £250 million reduction in consideration payable at closing and up to £100 million as deferred consideration to be paid to the Company, subject to 888 Holdings Plc meeting certain 2023 financial targets. As a result of the reduction in sales price, the Company recorded an impairment to assets held for sale of $329 million within discontinued operations during the three months ended March 31, 2022. After repayment of the outstanding debt under the Bridge Credit Agreement, described above, the Company expects to receive approximately £585 million, or $785 million, subject to any permitted leakage, which is customary for sale transactions in the UK. See Note 2. In order to manage the risk of changes in the GBP denominated sales price and expected proceeds, the Company has entered into foreign exchange forward contracts. See Note 7. The sale is subject to satisfaction of customary closing conditions, including receipt of the approval of shareholders of 888 Holdings Plc and regulatory approvals, and is expected to close in the second quarter of 2022.
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the current period presentation. In June 2021, the Indiana Gaming Commission amended its order that previously required the Company to sell a third casino asset in the state. As a result, Horseshoe Hammond no longer met the held for sale criteria and the amounts previously presented in discontinued operations have been reclassified into continuing operations for all relevant periods presented.
Basis of Presentation
The accompanying unaudited Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Financial Statements contain all adjustments, all of which are normal and recurring, considered necessary for a fair presentation. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or any future period.
The presentation of financial information herein for the periods after the Company’s acquisition of William Hill on April 22, 2021 and the acquisition of an additional interest in Horseshoe Baltimore on August 26, 2021 is not fully comparable to the periods prior to the respective acquisitions. In addition, the presentation of financial information herein for the periods after the

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Company’s sales of various properties is not fully comparable to the periods prior to their respective sale dates. See Note 2 for further discussion of the acquisitions and related transactions and Note 3 for properties recently sold or currently held for sale.
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
We consider ourselves the primary beneficiary of a VIE when we have both the power to direct the activities that most significantly affect the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. We review investments for VIE consideration if a reconsideration event occurs to determine if the investment qualifies, or continues to qualify, as a VIE. If we determine an investment qualifies, no longer qualifies, as a VIE, there may be a material effect to our Financial Statements.
Developments Related to COVID-19
In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and spread throughout much of the world, including the U.S. All of the Company’s casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of COVID-19. The Company has resumed operations at all of its properties with the exception of Lake Charles which was severely damaged by Hurricane Laura. See Note 8. Although the resurgence of the Omicron variant of COVID-19 continued to impact the beginning of the quarter, most of our properties experienced positive trends during the three months ended March 31, 2022 including higher hotel occupancy, particularly in Las Vegas, and increased gaming and food and beverage volume as mandates and restrictions on maximum capacities and amenities available were eased. Future variants, mandates or restrictions imposed by various regulatory bodies are uncertain and could, once again, have a significant impact on our future operations.
Recently Issued Accounting Pronouncements
Pronouncements Implemented in 2022
Effective January 1, 2022, we adopted Accounting Standards Updates (“ASU”) 2020-04 (amended through January 2021), Reference Rate Reform. We will apply this guidance to applicable contracts and instruments if, and when, they are modified. Such application is not expected to have a material effect on our Financial Statements.
Note 2. Acquisitions and Purchase Price Accounting
Acquisition of William Hill
On April 22, 2021, we completed the acquisition of William Hill PLC for cash consideration of approximately £2.9 billion, or approximately $3.9 billion, based on the GBP to USD exchange rate on the closing date.
Prior to the acquisition, William Hill PLC’s U.S. subsidiary, William Hill U.S. Holdco (“William Hill US” and together with William Hill PLC, “William Hill”) operated 37 sportsbooks at our properties in eight states. Following the William Hill Acquisition, we conduct sports wagering in 23 states across the U.S. plus the District of Columbia. Additionally, we operate regulated online real money gaming businesses in five states and continue to leverage the World Series of Poker (“WSOP”) brand, and license the WSOP trademarks for a variety of products and services. Extensive usage of digital platforms, continued legalization in additional states, and growing bettor demand are driving the market for online sports betting platforms in the U.S. and the William Hill Acquisition positioned us to address this growing market. On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. On April 7, 2022, the Company amended the agreement to sell the non-US assets of William Hill to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. The amended agreement reflects a £250 million reduction in consideration payable at closing and up to £100 million as deferred consideration to be paid to the Company, subject to 888 Holdings Plc meeting certain 2023 financial targets. As a result of the reduction to the sales price, the Company recorded an impairment to assets held for sale of $329 million within discontinued operations during the three months ended March 31, 2022. The sale is

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
subject to satisfaction of customary closing conditions, including receipt of the approval of shareholders of 888 Holdings Plc and regulatory approvals, and is expected to close in the second quarter of 2022.
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
Preliminary Purchase Price Allocation
The purchase price allocation for William Hill is preliminary as it relates to determining the fair value of certain assets and liabilities, including goodwill, and is subject to change. The fair values are based on management’s analysis including preliminary work performed by third-party valuation specialists, which are subject to finalization over the one-year measurement period. The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of William Hill, with the excess recorded as goodwill as of March 31, 2022:

(In millions)	Fair Value
Other current assets	$164
Assets held for sale	4,337
Property and equipment, net	55
Goodwill	1,154
Intangible assets (a)	565
Other noncurrent assets	317
Total assets	$6,592

Other current liabilities	$242
Liabilities related to assets held for sale (b)	2,142
Deferred income taxes	251
Other noncurrent liabilities	35
Total liabilities	2,670
Noncontrolling interests	10
Net assets acquired	$3,912
____________________
(a)Intangible assets consist of gaming rights valued at $80 million, trademarks valued at $27 million, developed technology valued at $110 million, reacquired rights valued at $280 million and user relationships valued at $68 million.
(b)Includes the fair value of debt of $1.1 billion related to William Hill International at the acquisition date.
The preliminary purchase price allocation is subject to a measurement period and has since been revised. Assets and liabilities held for sale noted above are substantially all related to William Hill International. During the three months ended March 31, 2022, the Company revised the assumed deferred tax liabilities which resulted in an increase to goodwill of $6 million and an increase in deferred income taxes of $6 million. The effect of these revisions during the quarter did not have an impact on our Statements of Operations.
The fair values of the assets acquired and liabilities assumed were determined using the market, income, and cost approaches, or a combination. Valuation methodologies under both a market and income approach used for the identifiable net assets

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
The Company recognized acquisition-related transaction costs of less than $1 million and $5 million, respectively, for the three months ended March 31, 2022 and 2021, excluding additional transaction costs associated with sale of William Hill International. These costs were primarily associated with legal and professional services and were recorded in Transaction and other operating costs, net in our Statements of Operations.
For the period of January 1, 2022 through March 31, 2022, the operations of William Hill resulted in negative net revenues of $90 million, excluding discontinued operations (see Note 3), and a net loss of $894 million. See Note 1 for discussion on negative revenues.

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
Preliminary Purchase Price Allocation
The purchase price allocation for Horseshoe Baltimore is preliminary as it relates to determining the fair value of certain assets and liabilities, including goodwill, and is subject to change. The estimated fair values are based on management’s analysis, including preliminary work performed by a third-party valuation specialist, which is subject to finalization over the one-year measurement period. The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets and liabilities of Horseshoe Baltimore, with any potential excess recorded as goodwill as of March 31, 2022:

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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
For the period of January 1, 2022 through March 31, 2022, the operations of Horseshoe Baltimore generated net revenues of $58 million, and net income of $2 million.
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
Held for sale - Continuing operations
Baton Rouge
On December 1, 2020, the Company entered into a definitive agreement with CQ Holding Company, Inc. to sell the equity interests of Belle of Baton Rouge Casino & Hotel (“Baton Rouge”). The transaction has received regulatory approvals and is expected to close in the second quarter of 2022, subject to other customary closing conditions. Baton Rouge met the requirements for presentation as assets held for sale as of March 31, 2022.
The assets and liabilities held for sale within continuing operations, accounted for at carrying value unless fair value is lower, were as follows as of March 31, 2022 and December 31, 2021:

	Baton Rouge
(In millions)	March 31, 2022	December 31, 2021
Assets:
Cash	$2	$3
Property and equipment, net	2	2
Other assets, net	1	1
Assets held for sale	$5	$6
Liabilities:
Current liabilities	$2	$3
Other long-term liabilities	1	1
Liabilities related to assets held for sale	$3	$4

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following information presents the net revenues and net loss of our held for sale property, with operations included in continuing operations, that has not been sold:

	Baton Rouge
	Three Months Ended March 31,
(In millions)	2022	2021
Net revenues	$4	$4
Net loss	—	(1)
Held for sale - Sold
MontBleu and Evansville Divestitures
On April 6, 2021, the Company consummated the sale of the equity interests of MontBleu Casino Resort & Spa (“MontBleu”) to Bally’s Corporation for $15 million, subject to a customary working capital adjustment, resulting in a gain of less than $1 million. The Company received the payment in full on April 5, 2022. MontBleu was within the Regional segment.
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
The following information presents the net revenues and net income of previously held for sale properties, which were recently sold:

	Three Months Ended March 31, 2021
(In millions)	MontBleu	Evansville
Net revenues	$11	$31
Net income	4	13
Held for sale - Discontinued operations
On the closing date of the Merger, Harrah’s Louisiana Downs, Caesars UK Group, which includes Emerald Resorts & Casino, and Caesars Southern Indiana met held for sale criteria. The operations of these properties have been presented within discontinued operations.
On September 3, 2020, the Company and VICI Properties L.P., a Delaware limited partnership (“VICI”) entered into an agreement to sell the equity interests of Harrah’s Louisiana Downs to Rubico Acquisition Corp. for $22 million, subject to a customary working capital adjustment, which proceeds will be split between the Company and VICI. On November 1, 2021, the sale of Harrah’s Louisiana Downs was completed. The annual base rent payments under the Regional Master Lease between Caesars and VICI remained unchanged.
On December 24, 2020, the Company entered into an agreement to sell the equity interests of Caesars Southern Indiana to the Eastern Band of Cherokee Indians (“EBCI”) for $250 million, subject to customary purchase price adjustments. On September 3, 2021, the Company completed the sale of Caesars Southern Indiana, resulting in a gain of $12 million. In connection with this transaction, the Company’s annual base rent payments to VICI Properties under the Regional Master Lease were reduced by $33 million. Additionally, the Company and EBCI entered into a 10-year brand license agreement for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. The agreement contains cancellation rights in exchange for a termination fee at the buyer’s discretion following the fifth anniversary of the agreement.
On July 16, 2021, the Company completed the sale of Caesars UK Group, in which the buyer assumed all liabilities associated with the Caesars UK Group, and recorded an impairment of $14 million within discontinued operations.
At the time that the William Hill Acquisition was consummated, the Company’s intent was to divest William Hill International. Accordingly, the assets and liabilities of William Hill International are classified as held for sale with operations presented within discontinued operations. See Note 1 and Note 2.
The following information presents the net revenues and net income (loss) for the Company’s properties that are part of discontinued operations for the three months ended March 31, 2022 and 2021:

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Three Months Ended March 31, 2022
(In millions)	William Hill International
Net revenues	$419
Net loss	(303)

	Three Months Ended March 31, 2021
(In millions)	Harrah’s Louisiana Downs	Caesars UK Group	Caesars Southern Indiana
Net revenues	$13	$10	$49
Net income (loss)	4	(7)	—
Not included in tables are assets and liabilities held for sale of $3.3 billion and $2.6 billion, respectively, as of March 31, 2022 and $3.8 billion and $2.7 billion, respectively, as of December 31, 2021, related to William Hill International. Liabilities held for sale as of March 31, 2022 and December 31, 2021 include $601 million and $617 million, respectively, of debt related to the asset sale bridge facility and the revolving credit facility, which are expected to be repaid upon the sale of William Hill International, as described in Note 1. The Bridge Credit Agreement includes a financial covenant, of which the Company was in compliance as of March 31, 2022, requiring the Bridge Facility Borrower to maintain a maximum total net leverage ratio of 10.50 to 1.00. The borrowings under the Bridge Credit Agreement are guaranteed by the Bridge Facility Borrower and its material wholly-owned subsidiaries (subject to exceptions), and are secured by a pledge of substantially all of the existing and future property and assets of the Bridge Facility Borrower and the guarantors (subject to exceptions). In addition, $918 million of debt is held for sale related to two trust deeds assumed in the William Hill Acquisition. One trust deed relates to £350 million aggregate principal amount of 4.750% Senior Notes due 2026, and the other trust deed relates to £350 million aggregate principal amount of 4.875% Senior Notes due 2023. Each of the trust deeds contain a put option due to a change in control which allowed noteholders to require the Company to purchase the notes at 101% of the principal amount with interest accrued. The put period expired on July 26, 2021, and approximately £1 million of debt was repurchased. No financial covenants were noted related to the two trust deeds assumed in the William Hill Acquisition.
Note 4. Investments in and Advances to Unconsolidated Affiliates
William Hill
The Company previously entered into a 25-year agreement which granted William Hill the right to conduct betting activities, including operating our sportsbooks, and conduct certain real money online gaming activities. On April 22, 2021, the Company consummated its previously announced acquisition of William Hill PLC in an all-cash transaction. Prior to the acquisition, the Company accounted for its investment in William Hill PLC as an investment in equity securities and William Hill US as an equity method investment. See Note 2 for further detail on the consideration transferred and the allocation of the purchase price.
NeoGames
The acquired net assets of William Hill included an investment in publicly traded common stock of NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On September 16, 2021, the Company sold a portion of its shares of NeoGames common stock for $136 million which decreased Company’s ownership interest from 24.5% to 8.4%. Additionally, on March 14, 2022 the Company sold its remaining 2 million shares at fair value for $26 million and recorded a loss on the change in fair value of $34 million during the three months ended March 31, 2022, which is included within Other income (loss) on the Statements of Operations.
Pompano Joint Venture
In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. In June 2021, the joint venture issued a capital call and we contributed $3 million. The Company has made cash contributions totaling $4 million and has contributed land. On February 12, 2021, the Company contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million, and the Company has no further obligation to

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
contribute additional real estate or cash as of March 31, 2022. We entered into a short-term lease agreement in February 2021, which we can cancel at any time, to lease back a portion of the land from the joint venture.
While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other operating costs, net on the Statements of Operations. As of March 31, 2022 and December 31, 2021, the Company’s investment in the joint venture is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
Note 5. Property and Equipment

(In millions)	March 31, 2022	December 31, 2021
Land	$2,093	$2,125
Buildings, riverboats, and leasehold and land improvements	12,589	12,433
Furniture, fixtures, and equipment	1,715	1,650
Construction in progress	479	395
Total property and equipment	16,876	16,603
Less: accumulated depreciation	(2,239)	(2,002)
Total property and equipment, net	$14,637	$14,601
Our property and equipment are subject to various operating leases for which we are the lessor. We lease our property and equipment related to our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended March 31,
(In millions)	2022	2021
Depreciation expense	$243	$245
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
(In millions)	Amortizing Intangible Assets	Goodwill	Other
December 31, 2021	$1,209	$11,076	$3,711
Amortization	(57)	—	—
Other (a)	—	6	—
March 31, 2022	$1,152	$11,082	$3,711
____________________
(a)Purchase price adjustment related to William Hill Acquisition. See Note 2 for additional information.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	March 31, 2022				December 31, 2021
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$587	$(210)	$377	$587	$(187)	$400
Gaming rights and other	20 - 34 years	174	(8)	166	174	(7)	167
Trademarks	15 years	322	(46)	276	322	(21)	301
Reacquired rights	24 years	250	(10)	240	250	(7)	243
Technology	6 years	110	(17)	93	110	(12)	98
		$1,443	$(291)	1,152	$1,443	$(234)	1,209

Non-amortizing intangible assets
Trademarks				1,998			1,998
Gaming rights				1,190			1,190
Caesars Rewards				523			523
				3,711			3,711
Total amortizing and non-amortizing intangible assets, net				$4,863			$4,920
Amortization expense with respect to intangible assets for the three months ended March 31, 2022 and 2021 totaled $57 million and $20 million, respectively, which is included in depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2022	Years Ended December 31,
(In millions)		2023	2024	2025	2026	2027
Estimated annual amortization expense	$129	$138	$123	$116	$116	$73
Note 7. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the Balance Sheets at March 31, 2022 and December 31, 2021:

	March 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$9	$8	$—	$17
Derivative instruments - FX forward	—	12	—	12
Total assets at fair value	$9	$20	$—	$29
Liabilities:
Derivative instruments - interest rate swaps	$—	$11	$—	$11
Total liabilities at fair value	$—	$11	$—	$11

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$1	$1	$—	$2
Marketable securities	69	9	—	78
Derivative instruments - FX forward	—	1	—	1
Total assets at fair value	$70	$11	$—	$81
Liabilities:
Derivative instruments - interest rate swaps	$—	$28	$—	$28
Derivative instruments - FX forward	—	16	—	16
Total liabilities at fair value	$—	$44	$—	$44
Restricted Cash
The estimated fair values of the Company’s restricted cash are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2), or quoted prices available in active markets adjusted for time restrictions related to the sale of the investment (Level 3) and represent the amounts the Company would expect to receive if the Company sold the restricted cash. Restricted cash classified as Level 1 includes cash equivalents held in short-term certificate of deposit accounts or money market type funds. Restricted cash that is not subject to remeasurement on a recurring basis is not included in the table above.
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s captive insurance subsidiary and investments acquired in the William Hill Acquisition. See Note 4. These investments also include collateral for several escrow and trust agreements with third-party beneficiaries. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1), quoted prices of identical assets in inactive markets, or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts the Company would expect to receive if the Company sold these marketable securities.
Derivative Instruments
The Company does not purchase or hold any derivative financial instruments for trading purposes.
Forward contracts
The Company has entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP and to fix the exchange rate for a portion of the funds used in the William Hill Acquisition, repayment of related debt, and expected proceeds of the sale of the international operations. During the three months ended March 31, 2022 and 2021, the Company recorded total gains of $21 million and $1 million, respectively, related to these forward contracts, which was recorded in the Other income (loss) on the Statements of Operations. The forward term of these contracts ends in June 2022.
Interest Rate Swap Derivatives
We assumed Former Caesars’ interest rate swaps to manage the mix of assumed debt between fixed and variable rate instruments. As of March 31, 2022, we have four interest rate swap agreements to fix the interest rate on $1.3 billion of variable rate debt related to the CRC Credit Agreement. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense at settlement. Changes in the variable interest rates to be received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The major terms of the interest rate swap agreements as of March 31, 2022 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of March 31, 2022	Maturity Date
1/1/2019	250	2.274%	0.2086%	12/31/2022
1/1/2019	200	2.828%	0.2086%	12/31/2022
1/1/2019	200	2.828%	0.2086%	12/31/2022
1/1/2019	600	2.739%	0.2086%	12/31/2022
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
Financial Statement Effect
The effect of derivative instruments designated as hedging instruments on the Balance Sheets for amounts transferred into Accumulated other comprehensive income (loss) (“AOCI”) before tax was a gain of $17 million and $15 million during the three months ended March 31, 2022 and 2021, respectively. AOCI reclassified to Interest expense on the Statements of Operations was $8 million and $14 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the interest rate swaps derivative liability of $11 million and $28 million, respectively, was recorded in Other long-term liabilities. Net settlement of these interest rate swaps results in the reclassification of deferred gains and losses within AOCI to be reclassified to the income statement as a component of interest expense as settlements occur. The estimated amount of existing gains or losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $11 million.
Accumulated Other Comprehensive Income
The changes in AOCI by component, net of tax, for the periods through March 31, 2022 and 2021 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2020	$26	$8	$—	$34
Other comprehensive loss before reclassifications	(2)	—	(1)	(3)
Amounts reclassified from accumulated other comprehensive income	14	—	—	14
Total other comprehensive income (loss), net of tax	12	—	(1)	11
Balances as of March 31, 2021	$38	$8	$(1)	$45

Balances as of December 31, 2021	$73	$(36)	$(1)	$36
Other comprehensive income (loss) before reclassifications	5	(33)	—	(28)
Amounts reclassified from accumulated other comprehensive income	8	—	—	8
Total other comprehensive income (loss), net of tax	13	(33)	—	(20)
Balances as of March 31, 2022	$86	$(69)	$(1)	$16

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
Capital Commitments
Harrah’s New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board, entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation and the City entered into a Second Amended and Restated Lease Agreement (the “Ground Lease”). Based on these amendments related to Harrah’s New Orleans, the Company is required to make certain payments and to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. The capital investment will include a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340 room hotel tower as we are also in the process of rebranding the property as Caesars New Orleans. Renovations are expected to be substantially complete during the second half of 2024.
Atlantic City
As required by the New Jersey Gaming Control Board in connection with its approval of the Merger, we have funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash in Other assets, net. As of March 31, 2022 and December 31, 2021, our restricted cash balance in the escrow account was $240 million and $297 million, respectively, for future capital expenditures in New Jersey.
Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, and advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Additionally, a selection of such partnerships provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. In connection with the launch of the Caesars Sportsbook app, we entered into a significant marketing campaign with distinguished actors, former athletes and other media personalities. As of March 31, 2022 and December 31, 2021, obligations related to these agreements were $978 million and $997 million, respectively, which include obligations assumed in the William Hill Acquisition, with contracts extending through 2040. These

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
obligations include leasing of event suites that are generally considered short term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. Our total estimated self-insurance liability as of March 31, 2022 and December 31, 2021, was $222 million and $221 million, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions, including those related to the COVID-19 public health emergency, utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.
Contingencies
Weather disruption - Lake Charles
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm severely damaging the Isle of Capri Casino Lake Charles. During the three months ended March 31, 2022, the Company reached a final settlement agreement with the insurance carriers for a total amount of $128 million, before our insurance deductible of $25 million. The Company has received $94 million related to damaged fixed assets, remediation costs and business interruption. We expect to receive an additional $9 million in the second quarter of 2022, which is included in Accounts receivable, net. During the three months ended March 31, 2022 and 2021, the Company also recorded gains of $38 million and $8 million, respectively, which are included in Transaction and other operating costs, net in our Statements of Operations, as proceeds received for the cost to replace damaged property were in excess of the respective carrying value of the assets. The property will remain closed until the fourth quarter of 2022 when construction of a new land-based casino is expected to be complete.
Note 9. Long-Term Debt

	March 31, 2022				December 31, 2021
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
Baltimore Revolving Credit Facility	2022	variable	$—	$—	$—
CRC Revolving Credit Facility	2022	variable	—	—	—
Baltimore Term Loan	2024	variable	282	275	275
CRC Term Loan	2024	variable	4,500	4,203	4,190
CEI Revolving Credit Facility	2025	variable	—	—	—
CRC Incremental Term Loan	2025	variable	1,773	1,705	1,705
CRC Senior Secured Notes	2025	5.75%	1,000	985	985
CEI Senior Secured Notes	2025	6.25%	3,400	3,349	3,346
Convention Center Mortgage Loan	2025	7.85%	400	399	399
Unsecured Debt
CEI Senior Notes	2027	8.125%	1,700	1,674	1,673
Senior Notes	2029	4.625%	1,200	1,184	1,183
Special Improvement District Bonds	2037	4.30%	49	49	49
Long-term notes and other payables			2	2	2
Total debt			14,306	13,825	13,807
Current portion of long-term debt			(70)	(70)	(70)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(14)	(15)
Long-term debt			$14,236	$13,741	$13,722

Unamortized premiums, discounts and deferred finance charges				$495	$531
Fair value			$14,472

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Annual Estimated Debt Service Requirements as of March 31, 2022
	Remaining	Years Ended December 31,
(In millions)	2022	2023	2024	2025	2026	Thereafter	Total
Annual maturities of long-term debt	$53	$70	$4,714	$6,526	$3	$2,940	$14,306
Estimated interest payments	540	880	860	550	200	320	3,350
Total debt service obligation (a)	$593	$950	$5,574	$7,076	$203	$3,260	$17,656
____________________
(a)Debt principal payments are estimated amounts based on contractual maturity and repayment dates. Interest payments are estimated based on the forward-looking LIBOR curve, where applicable, and include the estimated impact of the four interest rate swap agreements related to our CRC Credit Facility (see Note 7). Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of March 31, 2022 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months. The Company may, from time to time, seek to repurchase its outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of March 31, 2022 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Terms of Outstanding Debt
Baltimore Term Loan and Baltimore Revolving Credit Facility
As a result of our increased ownership interest in Horseshoe Baltimore, we began to consolidate the aggregate principal amount of Horseshoe Baltimore’s senior secured term loan facility (the “Baltimore Term Loan”) and amount outstanding, if any, under Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”). The Baltimore Term Loan matures in 2024 and is subject to a variable rate of interest calculated as LIBOR plus 4.00%. The Baltimore Revolving Credit Facility has borrowing capacity of up to $10 million available and matures in 2022, subject to a variable rate of interest calculated as LIBOR plus 6.00%. As of March 31, 2022, there was $10 million of available borrowing capacity under the Baltimore Revolving Credit Facility.
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
Borrowings under the CRC Credit Agreement bear interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the CRC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
margin shall be (a) with respect to the CRC Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan, (b) with respect to the CRC Incremental Term Loan, 4.50% per annum in the case of any LIBOR loan or 3.50% in the case of any base rate loan and (c) in the case of the CRC Revolving Credit Facility, 2.25% per annum in the case of any LIBOR loan and 1.25% per annum in the case of any base rate loan, subject in the case of the CRC Revolving Credit Facility to two 0.125% step-downs based on CRC’s senior secured leverage ratio (“SSLR”), the ratio of first lien senior secured net debt to adjusted earnings before interest, taxes, depreciation and amortization. The CRC Revolving Credit Facility is subject to a financial covenant discussed below. On September 21, 2021, CRC entered into a second amendment related to the CRC Incremental Term Loan to reduce the interest rate margins to 3.50% per annum in the case of any LIBOR loan or 2.50% per annum in the case of any base rate loan. The CRC Term Loan and the CRC Incremental Term Loan are LIBOR based loans as of March 31, 2022.
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
During the three months ended March 31, 2022, the Company utilized and fully repaid on the CRC Revolving Credit Facility. Such activity is presented in the financing section in the Statements of Cash Flows. As of March 31, 2022, the Company had $960 million of available borrowing capacity, after consideration of $65 million in outstanding letters of credit under the CRC Revolving Credit Facility.
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
As of March 31, 2022, the Company had $922 million of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $25 million in outstanding letters of credit, $48 million committed for regulatory purposes and the reserves described above.
CRC Senior Secured Notes due 2025
On July 6, 2020, the Company issued $1.0 billion in aggregate principal amount of 5.75% Senior Secured Notes due 2025 pursuant to an indenture, dated July 6, 2020 (the “CRC Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. In connection with the consummation of the Merger, CRC assumed the rights and obligations under the CRC Senior Secured Notes and the indenture governing such notes. The CRC Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The Company assumed the rights and obligations under the CEI Senior Notes and the indenture governing such notes on July 20, 2020. The CEI Senior Notes will mature on July 1, 2027 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year.
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
As of March 31, 2022, the Company was in compliance with all of the applicable financial covenants described above.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 10. Revenue Recognition
The Company’s Statements of Operations presents net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below. We recast previously reported segment amounts to conform to the way management assesses results and allocates resources following the William Hill Acquisition. Refer to Note 15 for additional information on the Company’s reportable segments.

	Three Months Ended March 31, 2022
(In millions)	Las Vegas	Regional	Caesars Digital *	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$291	$1,070	$(69)	$—	$—	$1,292
Food and beverage	220	119	—	—	—	339
Hotel	266	117	—	—	—	383
Other	137	57	16	66	2	278
Net revenues	$914	$1,363	$(53)	$66	$2	$2,292
____________________
*See discussion of negative revenues in Note 1.

	Three Months Ended March 31, 2021
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$226	$967	$34	$—	$—	$1,227
Food and beverage	84	84	—	1	—	169
Hotel	115	100	—	—	—	215
Other	72	40	5	60	4	181
Net revenues	$497	$1,191	$39	$61	$4	$1,792

Accounts Receivable, Net
(In millions)	March 31, 2022	December 31, 2021
Casino and pari-mutuel commissions	$141	$168
Food and beverage and hotel	110	100
Other	199	204
Accounts receivable, net	$450	$472
Contract and Contract Related Liabilities
The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer, (2) Caesars Rewards player loyalty program obligations, which represent the deferred allocation of revenue relating to reward credits granted to Caesars Rewards members based on on-property spending, including gaming, hotel, dining, retail shopping, and player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which primarily represents funds deposited by customers related to gaming play and advance payments received for goods and services yet to be provided (such as advance ticket sales, deposits on rooms and convention space, unpaid wagers, iGaming deposits, or future sports bets). These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within accrued other liabilities on the Company’s Balance Sheets.
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2022	2021	2022	2021	2022	2021
Balance at January 1	$48	$34	$91	$94	$560	$310
Balance at March 31	37	29	96	93	625	325
Increase / (decrease)	$(11)	$(5)	$5	$(1)	$65	$15

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The March 31, 2022 balances exclude liabilities related to assets held for sale recorded in 2022 and 2021. See Note 3. The significant change in customer deposits and other deferred revenue during the period ended March 31, 2022 was primarily due to expansion of the Caesars Digital segment from the legalization of retail and online sports betting in new states.
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended March 31, 2022 and 2021, we recognized approximately $383 million and $215 million, respectively, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Other revenue in the Statements of Operations, and during the three months ended March 31, 2022 lease revenue related to conventions was approximately $6 million. Lease revenue related to conventions for the three months ended March 31, 2021 was not material.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended March 31, 2022 and 2021, we recognized approximately $36 million and $21 million, respectively, of real estate lease revenue.
Real estate lease revenue includes $12 million and $7 million of variable rental income for the three months ended March 31, 2022 and 2021, respectively.
Note 11. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Net loss from continuing operations attributable to Caesars, net of income taxes	$(451)	$(419)
Discontinued operations, net of income taxes	(229)	(4)
Net loss attributable to Caesars	$(680)	$(423)
Shares outstanding:
Weighted average shares outstanding – basic	214	208
Weighted average shares outstanding – diluted	214	208

Basic loss per share from continuing operations	$(2.11)	$(2.01)
Basic loss per share from discontinued operations	(1.07)	(0.02)
Net loss per common share attributable to common stockholders – basic:	$(3.18)	$(2.03)

Diluted loss per share from continuing operations	$(2.11)	$(2.01)
Diluted loss per share from discontinued operations	(1.07)	(0.02)
Net loss per common share attributable to common stockholders – diluted:	$(3.18)	$(2.03)
For a period in which the Company generated a net loss, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS
	Three Months Ended March 31,
(In millions)	2022	2021
Stock-based compensation awards	3	4
5% Convertible Notes	—	4
Total anti-dilutive common stock	3	8
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
Total stock-based compensation expense in the accompanying Statements of Operations totaled $25 million and $23 million during the three months ended March 31, 2022 and 2021, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (“2015 Plan”)
During the three months ended March 31, 2022, as part of the annual incentive program, the Company granted 706 thousand RSUs to employees of the Company with an aggregate fair value of $52 million and a ratable vesting period of one to three years. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
During the three months ended March 31, 2022, the Company also granted 81 thousand PSUs that are scheduled to vest over a period of one to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached. The aggregate value of PSUs granted during the year was $6 million as of March 31, 2022.
In addition, during the three months ended March 31, 2022, the Company granted 428 thousand MSUs that are scheduled to cliff vest over a period of one to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the three months ended March 31, 2022 was $36 million. Included in the MSUs granted during the period is an award for the Company’s CEO in the amount of 225,000 MSUs, with a grant date fair value of $16 million which is eligible to be earned based on the achievement of certain stock prices over a three-year period. The stock-based compensation expense associated with this award is expected to be recognized over the derived service period ending December 31, 2022. These awards will be settled in February 2025.
During the three months ended March 31, 2022, there were no grants of stock options and 14 thousand stock options were exercised. In addition, during the three months ended March 31, 2022, 556 thousand, 162 thousand and 22 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 plan.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Outstanding at End of Period

	March 31, 2022		December 31, 2021
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Stock options	30,280	$17.81	43,905	$20.69
Restricted stock units	2,238,306	67.69	2,090,607	61.47
Performance stock units	335,872	73.33	417,069	62.20
Market-based stock units	788,085	81.44	381,923	77.09
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
As of March 31, 2022, the Company has acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the three months ended March 31, 2022 and 2021.
Changes to the Authorized Shares
On June 17, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 500 million, and authorize the issuance of up to 150 million shares of preferred stock.
Note 13. Income Taxes

Income Tax Allocation
	Three Months Ended March 31,
(In millions)	2022	2021
Loss from continuing operations before income taxes	$(558)	$(496)
Benefit for income taxes	107	76
Effective tax rate	19.2%	15.3%
We classify accruals for uncertain tax positions within Other long-term liabilities on the Balance Sheets separate from any related income tax payable or Deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. We have provided a valuation allowance on certain federal, state and foreign deferred tax assets that were not deemed realizable based upon estimates of future taxable income.
As a result of the William Hill Acquisition, the Company assumed $381 million of additional net deferred tax liabilities net of necessary valuation allowances, plus $34 million in additional accruals for uncertain tax positions. $132 million of the additional deferred tax liabilities and $34 million of the accruals for uncertain tax positions relating to the William Hill Acquisition are presented in Liabilities related to assets held for sale.
The income tax benefit for the three months ended March 31, 2022 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to nondeductible expenses and state income taxes.
The income tax benefit for the three months ended March 31, 2021 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to nondeductible expenses related to the convertible notes liability.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company, including its subsidiaries, files tax returns with federal, state, and foreign jurisdictions. The Company does not have tax sharing agreements with the other members within its consolidated group. The Company is subject to exam by various state and foreign tax authorities. With few exceptions, the Company is no longer subject to US federal or state and local tax assessments by tax authorities for years before 2018, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 14. Related Affiliates
REI
As of March 31, 2022, Recreational Enterprises, Inc. (“REI”) owned approximately 4.0% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. During the three months ended March 31, 2022 and 2021, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives, and the CSY Lease listed below.
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid quarterly. Annual rent is subject to periodic rent escalations through the term of the lease. As of March 31, 2022 and December 31, 2021, there were no amounts due to or from CSY.
Transactions with Horseshoe Baltimore
The Company held an interest in Horseshoe Baltimore of approximately 44.3%, which was accounted for as an equity method investment, prior to our acquisition of an additional interest and subsequent consolidation on August 26, 2021. Related party transactions include items such as casino management fees, reimbursement of various costs incurred on behalf of Horseshoe Baltimore, and the allocation of other general corporate expenses. Following our consolidation of Horseshoe Baltimore, these transactions are eliminated.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of March 31, 2022:

Las Vegas	Regional		Managed and Branded
Bally’s Las Vegas	Caesars Atlantic City	Horseshoe Bossier City	Managed
Caesars Palace Las Vegas	Circus Circus Reno	Horseshoe Council Bluffs	Harrah’s Ak-Chin
The Cromwell	Eldorado Gaming Scioto Downs	Horseshoe Hammond	Harrah’s Cherokee
Flamingo Las Vegas	Eldorado Resort Casino Reno	Horseshoe Indianapolis	Harrah’s Cherokee Valley River
Harrah’s Las Vegas	Grand Victoria Casino	Horseshoe Tunica	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Harrah’s Atlantic City	Isle Casino Bettendorf	Caesars Windsor
Paris Las Vegas	Harrah’s Council Bluffs	Isle of Capri Casino Boonville	Caesars Dubai
Planet Hollywood Resort & Casino	Harrah’s Gulf Coast	Isle of Capri Casino Hotel Lake Charles (b)	Branded
Rio All-Suite Hotel & Casino	Harrah’s Joliet	Isle of Capri Casino Lula	Caesars Southern Indiana (c)
	Harrah’s Lake Tahoe	Isle Casino Hotel - Blackhawk	Harrah’s Northern California
Caesars Digital	Harrah’s Laughlin	Isle Casino Racing Pompano Park
Caesars Digital	Harrah’s Metropolis	Isle Casino Waterloo
	Harrah’s New Orleans	Lady Luck Casino - Black Hawk
	Harrah’s North Kansas City	Lumière Place Casino
	Harrah’s Philadelphia	Silver Legacy Resort Casino
	Harveys Lake Tahoe	Trop Casino Greenville
	Harrah’s Hoosier Park Racing & Casino	Tropicana Atlantic City
	Horseshoe Baltimore (a)	Tropicana Laughlin Hotel & Casino
___________________
(a)On August 26, 2021, the Company increased its ownership interest in Horseshoe Baltimore to 75.8% and began to consolidate the property in our Regional segment following the change in ownership. Management fees prior to the consolidation of Horseshoe Baltimore have been reflected in the Managed and Branded segment.
(b)Lake Charles has been temporarily closed since the end of August 2020 due to damage from Hurricane Laura and will remain closed until the fourth quarter of 2022 when construction of a new land-based casino is expected to be complete.
(c)The sale of Caesars Southern Indiana closed on September 3, 2021 and the Company entered into a license agreement with the Eastern Band of Cherokee Indians for the continued use of the Caesars brand and the Caesars Rewards loyalty program at Caesars Southern Indiana. Caesars Southern Indiana was previously reported within the Regional segment and subsequent to the sale, as a result of the license agreement relating to the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana, is reported within the Managed and Branded segment.
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
Certain of our properties operate off-track betting locations, including Hoosier Park, which operates Winner’s Circle Indianapolis and Winner’s Circle New Haven, and Horseshoe Indianapolis (formerly “Indiana Grand”), which operates Winner’s Circle Clarksville. The LINQ Promenade is an open-air dining, entertainment, and retail promenade located on the east side of the Las Vegas Strip next to The LINQ Hotel & Casino (the “LINQ”) that features the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction. We also own the CAESARS FORUM conference center, which is a 550,000 square feet conference center with 300,000 square feet of flexible meeting space, two of the largest pillarless ballrooms in the world and direct access to the LINQ.
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

	Three Months Ended March 31,
(In millions)	2022	2021
Las Vegas:
Net revenues	$914	$497
Adjusted EBITDA	400	162
Regional:
Net revenues	1,363	1,191
Adjusted EBITDA	459	393
Caesars Digital:
Net revenues	(53)	39
Adjusted EBITDA	(554)	(2)
Managed and Branded:
Net revenues	66	61
Adjusted EBITDA	20	21
Corporate and Other:
Net revenues	2	4
Adjusted EBITDA	(29)	(39)
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2022	2021
Adjusted EBITDA by Segment:
Las Vegas	$400	$162
Regional	459	393
Caesars Digital	(554)	(2)
Managed and Branded	20	21
Corporate and Other	(29)	(39)
	296	535
Reconciliation to net loss attributable to Caesars:
Net loss attributable to noncontrolling interests	—	1
Net loss from discontinued operations	(229)	(4)
Benefit for income taxes	107	76
Other income (loss) (a)	4	(133)
Interest expense, net	(552)	(579)
Depreciation and amortization	(300)	(265)
Transaction and other operating costs, net (b)	35	(20)
Stock-based compensation expense	(25)	(23)
Other items (c)	(16)	(11)
Net loss attributable to Caesars	$(680)	$(423)
____________________
(a)Other income for the three months ended March 31, 2022 primarily represents the net change in fair value of investments held by the Company, foreign exchange forward contracts, and the changes in the disputed claims liability related to Former Caesars’ bankruptcy. Other loss for the three months ended March 31, 2021 primarily represents a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes offset by gains on foreign currency exchange and investments held by the Company.
(b)Transaction and other operating costs, net for the three months ended March 31, 2022 primarily represents a gain resulting from insurance proceeds received in excess of the respective carrying value of the assets at Lake Charles. Transaction and other operating costs, net for the three months ended March 31, 2021 primarily represents costs related to the William Hill Acquisition and the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
(c)Other items primarily represent certain consulting and legal fees, rent for non-operating assets, relocation expenses, retention bonuses and business optimization expenses.

Total Assets - By Segment
(In millions)	March 31, 2022	December 31, 2021
Las Vegas	$22,550	$22,374
Regional	14,592	14,419
Caesars Digital	1,458	1,878
Managed and Branded	3,088	3,527
Corporate and Other (a)	(4,615)	(4,167)
Total	$37,073	$38,031
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three months ended March 31, 2022 and 2021 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2021 Annual Report.
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
We own, lease or manage an aggregate of 52 domestic properties in 16 states with approximately 54,300 slot machines, video lottery terminals and e-tables, approximately 2,900 table games and approximately 47,700 hotel rooms as of March 31, 2022. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Our primary source of revenue is generated by our casino properties’ gaming operations, our retail and online sports betting, as well as our online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of March 31, 2022, we owned 20 of our casinos and leased 26 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”) pursuant to a regional lease, a Las Vegas lease and a Joliet lease. In addition, we lease seven casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease (together with the GLPI Master Lease, the “GLPI Leases”). Additionally, we lease the Rio All-Suite Hotel & Casino from a separate third party.
We also operate and conduct sports wagering across 23 states and domestic jurisdictions, 16 of which are mobile for sports betting, and operate regulated online real money gaming in five states. Our recently launched Caesars Sportsbook app operates on the Liberty platform, which we acquired in the William Hill Acquisition, along with other technology platforms that we intend to migrate to the Liberty platform in the future, subject to required approvals. The map below illustrates Caesars Digital’s presence as of March 31, 2022:

Caesars Digital: Sports Presence Snapshot

Non-Liberty Platform
Liberty Platform
Retail Only

Subsequent to March 31, 2022, we launched mobile sports betting and iGaming on our Liberty platform in Ontario, Canada on April 4, 2022. We are also in the process of expanding our Caesars Digital footprint into other states in the near term.
We periodically divest of assets in order to raise capital or as a result of a determination that the assets are not core to our business. We also divested certain assets in connection with obtaining regulatory approvals related to the closing of the Merger. A summary of recently completed and planned divestitures of our properties as of March 31, 2022 is as follows:

Segment	Property	Date Sold	Sales Price
Regional	MontBleu Casino Resort & Spa (“MontBleu”)	April 6, 2021	$15 million
Regional	Tropicana Evansville (“Evansville”)	June 3, 2021	$480 million
Regional	Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)	N/A	*

Discontinued operations:
Regional	Harrah’s Louisiana Downs	November 1, 2021	$22 million (a)
Regional	Caesars Southern Indiana	September 3, 2021	$250 million
N/A	Emerald Resort & Casino	July 16, 2021	*
N/A	Caesars Entertainment UK	July 16, 2021	*
N/A	William Hill International	N/A	£2.0 billion
___________________
*Not meaningful.
(a)The proceeds of this sale were split between the Company and VICI.

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
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing (as defined below). The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The £1.5 billion Interim Facilities Agreement (“Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, the Company repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. Outstanding borrowings under the Bridge Credit Agreement are expected to be repaid upon the sale of William Hill’s non-U.S. operations including the UK and international online divisions and the retail betting shops (collectively, “William Hill International”), all of which are held for sale and reflected within discontinued operations. Certain investments acquired have been excluded from the held for sale group.
On September 8, 2021, we entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. On April 7, 2022, the Company amended the agreement to sell the non-US assets of William Hill to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. The amended agreement reflects a £250 million reduction in consideration payable at closing and up to £100 million as deferred consideration to be paid to the Company, subject to 888 Holdings Plc meeting certain 2023 financial targets. As a result of the revised sales agreement, the Company recorded an impairment to assets held for sale of $329 million within discontinued operations during the three months ended March 31, 2022. After repayment of the outstanding debt under the Bridge Credit Agreement, described above, and other working capital adjustments, the Company expects to receive approximately £585 million, or $785 million, subject to any permitted leakage, which is customary for sale transactions in the UK. In order to manage the risk of changes in the GBP denominated sales price and expected proceeds, the Company has entered into foreign exchange forward contracts. The sale is subject to satisfaction of customary closing conditions, including receipt of the approval of shareholders of 888 Holdings Plc and regulatory approvals, and is expected to close in the second quarter of 2022.
We recognized acquisition-related transaction costs of less than $1 million and $5 million for the three months ended March 31, 2022 and 2021, respectively, excluding additional transaction cost associated with sale of William Hill International. These costs were associated with legal and professional services and were recorded in Transaction and other operating costs, net in our Statements of Operations.
Consolidation of Baltimore
On August 26, 2021, we increased our ownership interest in CBAC Borrower, LLC (“Horseshoe Baltimore”), a property which we also manage, to approximately 75.8% for cash consideration of $55 million. We were subsequently determined to have a controlling financial interest in Horseshoe Baltimore and have consolidated the results of operations of the property following our change in ownership.
Investments and Partnerships
NeoGames
The acquired net assets of William Hill included an investment in publicly traded common stock of NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On September 16, 2021, the Company sold a portion of its shares of NeoGames common stock for $136 million which decreased its ownership interest from 24.5% to approximately 8.4%. Additionally, on March 14, 2022, the Company sold its remaining 2 million shares at fair value for $26 million and recorded a loss on the change in fair value of $34 million during the three months ended March 31, 2022, which is included within Other income (loss) on the Statements of Operations.
Pompano Joint Venture
In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. In June 2021, the joint venture issued a capital call and we contributed $3 million, for a total of $4 million in cash since inception of the joint venture. On February 12, 2021, the Company contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million and the Company has no further obligation to contribute additional real estate or cash as of March 31, 2022. We entered into a short-term lease agreement in February 2021, which we can cancel at any time, to lease back a portion of the land from the joint venture.
While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other operating costs, net on the Statements of Operations. Our investment in the joint venture is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
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
Presentation of Financial Information
The financial information included in this Item 2 for the periods after our acquisition of William Hill on April 22, 2021 and the increase in our ownership percentage and subsequent consolidation of Horseshoe Baltimore on August 26, 2021, is not fully comparable to the periods prior to the acquisitions. In addition, the presentation of financial information herein for the periods after the Company’s sales of various properties is not fully comparable to the periods prior to their respective sale dates. See “Reportable Segments” above for a discussion of changes to the Company’s reportable segments.
This MD&A is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. Our historical operating results may not be indicative of our future results of operations because of the factors described in the preceding paragraph and the changing competitive landscape in each of our markets, including changes in market and societal trends, as well as by factors discussed elsewhere herein. We recommend that you read this MD&A in conjunction with our unaudited Financial Statements and the notes to those statements included in this Quarterly Report on Form 10-Q.
Reclassifications
Certain reclassifications of prior year presentations have been made to conform to the current period presentation. In June 2021, the Indiana Gaming Commission amended its order that previously required the Company to sell a third casino asset in the state of Indiana. As a result, Horseshoe Hammond no longer met the held for sale criteria and the amounts previously presented in discontinued operations have been reclassified into continuing operations for all relevant periods presented.
Key Performance Metrics
Our primary source of revenue is generated by our gaming operations, our retail and online sports betting, as well as our online gaming. Additionally we utilize our hotels, restaurants, bars, entertainment venues, retail shops, racing and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers visiting and staying at our properties and using our sports betting and iGaming applications.
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
Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results for the three months ended March 31, 2022 and 2021.
Acquisitions and Transaction Costs
•Acquisition of William Hill – On April 22, 2021, the Company consummated its previously announced acquisition of the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction of £2.9 billion or approximately $3.9 billion. We recognized acquisition-related transaction costs of less than $1 million and $5 million for the three months ended March 31, 2022 and 2021, respectively, excluding additional transaction costs associated with sale of William Hill International.
~~•~~Consolidation of Horseshoe Baltimore – On August 26, 2021, the Company increased its ownership interest in Horseshoe Baltimore to approximately 75.8%. Prior to the purchase, the Company held an interest in Horseshoe Baltimore of approximately 44.3% which was accounted for as an equity method investment. Subsequent to the change in ownership, the Company was determined to have a controlling financial interest and has begun to consolidate operations of Horseshoe Baltimore. As discussed in the section above, the operations post consolidation are not fully comparable to the prior periods prior to the acquisition.
Divestitures and Discontinued Operations
•Divestitures and Discontinued Operations – See “Overview” section above for detail on properties divested or held for sale, including related discontinued operations.
Other Significant Factors
•COVID-19 Public Health Emergency – In January 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was identified and spread throughout much of the world, including the U.S. All of the Company’s casino properties were temporarily closed for the period from mid-March 2020 through mid-May 2020 due to orders issued by various government agencies and tribal bodies as part of certain precautionary measures intended to help slow the spread of COVID-19. The Company has resumed operations at all of its properties with the exception of Lake Charles which was severely damaged by Hurricane Laura in August of 2020. Although the resurgence of the Omicron variant of COVID-19 continued to impact the beginning of the quarter, most of our properties experienced positive trends during the three months ended March 31, 2022 including higher hotel occupancy, particularly in Las Vegas, and increased gaming and food and beverage volumes as mandates and restrictions on maximum capacities and amenities available were eased. Future variants, mandates or restrictions imposed by various regulatory bodies are uncertain and could, once again, have a significant impact on our future operations.

•Weather and Construction Disruption – In late August 2020, our Regional segment was negatively impacted by Hurricane Laura, causing severe damage to Lake Charles, which will remain closed until the fourth quarter of 2022 when construction of a new land-based casino is expected to be complete. During the three months ended March 31, 2022, the Company reached a final settlement agreement with the insurance carriers for $128 million, before our insurance deductible of $25 million. The Company has received $94 million related to damaged fixed assets, remediation costs and business interruption. We expect to receive an additional $9 million in the second quarter of 2022, which is included in Accounts receivable, net. During the three months ended March 31, 2022 and 2021, the Company also recorded gains of $38 million and $8 million, respectively, which are included in Transaction and other operating costs, net in our Statements of Operations, as proceeds received for the cost to replace damaged property were in excess of the respective carrying value of the assets.
•Caesars Sportsbook Launch and Rebranding – In connection with the launch and rebranding of the Caesars Sportsbook app, our Caesars Digital segment initiated a significant marketing campaign with distinguished actors, former athletes and other media personalities. As new states and jurisdictions have legalized sports betting, we have made significant upfront investments which have been executed through marketing campaigns and promotional incentives to acquire new customers and establish ourselves as an industry leader. For example, in connection with the launch of our app in the state of New York on January 8, 2022 and Louisiana on January 28, 2022, we experienced negative net revenue at the beginning of the quarter resulting from a substantial amount of bonus cash and matched deposits issued to customers as sign-on incentives, which exceeded our gaming win. Our level of investment and types of incentives provided are discretionary and negative net revenues are not expected to continue subsequent to the initial launch period. A significant portion of our marketing and promotional costs are variable and we continue to monitor and adjust our level of investment based on jurisdiction specific conditions, customer behaviors, and results observed from prior state launches.
Results of Operations
The following table highlights the results of our operations:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Net revenues:
Las Vegas	$914	$497
Regional	1,363	1,191
Caesars Digital	(53)	39
Managed and Branded	66	61
Corporate and Other (a)	2	4
Total	$2,292	$1,792

Net loss	$(680)	$(424)

Adjusted EBITDA (b):
Las Vegas	$400	$162
Regional	459	393
Caesars Digital	(554)	(2)
Managed and Branded	20	21
Corporate and Other (a)	(29)	(39)
Total	$296	$535

Net loss margin	(29.7)%	(23.7)%
Adjusted EBITDA margin	12.9%	29.9%
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

Consolidated comparison of the three months ended March 31, 2022 and 2021
Net Revenues
Net revenues were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2022	2021	Variance
Casino and pari-mutuel commissions	$1,292	$1,227	$65	5.3%
Food and beverage	339	169	170	100.6%
Hotel	383	215	168	78.1%
Other	278	181	97	53.6%
Net Revenues	$2,292	$1,792	$500	27.9%
Despite the resurgence of the Omicron variant during the beginning of 2022, consolidated net revenues increased for the three months ended March 31, 2022 primarily due to positive trends compared to the three months ended March 31, 2021 which was negatively impacted by the COVID-19 public health emergency. The Company’s net revenues have benefited from reduced restrictive mandates and guidelines which has allowed for increased gaming capacity and hotel occupancy as well as decreased limitations on the operation of food and beverage outlets, live entertainment events and conventions. As of March 31, 2022, all of our properties have resumed operations with the exception of Lake Charles which was severely damaged by Hurricane Laura. Additionally, the consolidation of Horseshoe Baltimore on August 26, 2021 contributed to the increased in net revenues for the three months ended March 31, 2022. These increases were offset slightly by negative gaming revenue in our Caesars Digital segment.
Operating Expenses
Operating expenses were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2022	2021	Variance
Casino and pari-mutuel commissions	$1,064	$587	$477	81.3%
Food and beverage	202	108	94	87.0%
Hotel	115	81	34	42.0%
Other	88	69	19	27.5%
General and administrative	499	380	119	31.3%
Corporate	69	66	3	4.5%
Depreciation and amortization	300	265	35	13.2%
Transaction and other operating costs, net	(35)	20	(55)	*
Total operating expenses	$2,302	$1,576	$726	46.1%
___________________
*    Not meaningful.
Casino and pari-mutuel expenses consist primarily of salaries and wages associated with our gaming operations, gaming taxes and marketing and promotions costs attributable to our Caesars Digital segment. Food and beverage expenses consist principally of salaries and wages and costs of goods sold associated with our food and beverage operations. Hotel expense consists principally of salaries, wages and supplies associated with our hotel operations. Other expenses consist principally of salaries and wages, costs of goods sold and professional talent fees associated with our retail, entertainment and other operations.
Casino, food and beverage, hotel, and other expenses for the three months ended March 31, 2022 increased year over year partially as a result of the William Hill Acquisition and the consolidation of Horseshoe Baltimore. The reopening of substantially all of our properties and the associated growth in customer volume also drove the increase in expenses year over year. Higher advertising costs consisting of television, radio and internet marketing campaigns directly attributable to the launch and rebranding of our Caesars Sportsbook app also contributed to the increase during the current period. These increases were partially offset as the Company continues to identify more efficient methods to manage marketing and promotional spend and reduce gaming expenses within our Las Vegas and Regional segments, as well as focus on labor efficiencies. Moreover, the Company has managed recent increases in food costs by focusing on efficiencies within food and beverage venues and menu options.

General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal and internal audit, and property taxes. General and administrative expenses also include other marketing expenses indirectly related to our gaming and non-gaming operations.
General and administrative expenses for the three months ended March 31, 2022 increased year over year as the result of the reopening of all of our properties combined with the aforementioned ease in mandates and restrictions, the William Hill Acquisition and the consolidation of Horseshoe Baltimore.
Corporate expenses include unallocated expenses such as payroll, annual bonus plans, stock-based compensation, professional fees, and other various expenses not directly related to the operations of our properties. For the three months ended March 31, 2022 compared to the same prior year period, corporate expense increased primarily due to stock-based compensation and other indirect costs related to the William Hill Acquisition.
For the three months ended March 31, 2022 compared to the same prior year period, depreciation and amortization expense increased mainly due to the William Hill Acquisition and the consolidation of Horseshoe Baltimore.
For the three months ended March 31, 2022 compared to the same prior year period, transaction and other operating costs decreased as the Company recorded a gain of approximately $38 million as proceeds received for Lake Charles property damage were in excess of the respective carrying value of the assets.
Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2022	2021	Variance
Interest expense, net	$(552)	$(579)	$27	4.7%
Other income (loss)	4	(133)	137	*
Benefit for income taxes	107	76	31	40.8%
___________________
*    Not meaningful.
For the three months ended March 31, 2022, interest expense, net decreased year over year as a result the extinguishment of 5% Convertible Notes in June 2021, partial repurchase of the CEI Senior Notes completed in October 2021, and the repricing of CRC Incremental Term Loan in September 2021. Additionally, on September 24, 2021, the Company issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029. Proceeds from the issuance of the Senior Notes, as well as cash on hand, was used to repay the $1.7 billion aggregate principal amount of 5.25% CRC Notes. These decreases were offset slightly by the consolidation of debt held by Horseshoe Baltimore.
For the three months ended March 31, 2022, other income (loss) primarily consisted of a gain related to the resolution of a portion of disputed claims liability related to Former Caesars’ bankruptcy and a change in the fair value of foreign exchange forward contracts, offset by the change in fair value of investments. For the three months ended March 31, 2021, other income (loss) primarily consisted of a loss on the change in fair value of a derivative liability, offset by a foreign exchange transaction gain.
The income tax benefit for the three months ended March 31, 2022 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to nondeductible expenses and state income taxes.
The income tax benefit for the three months ended March 31, 2021 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to nondeductible expenses related to the convertible notes liability.

Segment comparison of the three months ended March 31, 2022 and 2021
Las Vegas Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2022	2021	Variance
Revenues:
Casino and pari-mutuel commissions	$291	$226	$65	28.8%
Food and beverage	220	84	136	161.9%
Hotel	266	115	151	131.3%
Other	137	72	65	90.3%
Net Revenues	$914	$497	$417	83.9%

Table game drop	$801	$580	$221	38.1%
Table game hold %	21.9%	20.1%		1.8 pts
Slot handle	$2,488	$1,762	$726	41.2%

Hotel occupancy	82.9%	60.4%		22.5 pts

Adjusted EBITDA	$400	$162	$238	146.9%
Adjusted EBITDA margin	43.8%	32.6%		11.2 pts

Net income (loss) attributable to Caesars	$168	$(67)	$235	*
___________________
*    Not meaningful.
For the three months ended March 31, 2022, the Las Vegas segment’s net revenues and Adjusted EBITDA increased year over year primarily due to reduced mandates and restrictions at our properties in accordance with easing of the governmental regulatory guidelines combined with pent up customer demand. Despite the negative impact of the resurgence of the Omicron variant of COVID-19 on the beginning of the quarter, including cancellations and postponements of significant entertainment offerings, events and conventions, the Las Vegas segment experienced positive trends year over year including increases in hotel occupancy and higher gaming and food and beverage volumes. For the three months ended March 31, 2022, slot win percentage in the Las Vegas segment was within our typical range.
Regional Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2022	2021	Variance
Revenues:
Casino and pari-mutuel commissions	$1,070	$967	$103	10.7%
Food and beverage	119	84	35	41.7%
Hotel	117	100	17	17.0%
Other	57	40	17	42.5%
Net Revenues	$1,363	$1,191	$172	14.4%

Table game drop	$1,057	$977	$80	8.2%
Table game hold %	22.2%	20.9%		1.3 pts
Slot handle	$10,411	$9,942	$469	4.7%

Adjusted EBITDA	$459	$393	$66	16.8%
Adjusted EBITDA margin	33.7%	33.0%		0.7 pts

Net income attributable to Caesars	$124	$65	$59	90.8%
Regional segment’s net revenues, Adjusted EBITDA and margin increased for the three months ended March 31, 2022 compared to the same prior year period partially as a result of the consolidation of Horseshoe Baltimore. Although our Regional properties’ performance was affected by a resurgence of the Omicron variant of COVID-19 in the beginning of the quarter, the Regional segment subsequently experienced positive results due to pent up demand combined with increased capacities and food and beverage offerings as restrictive mandates and guidelines were eased. As of March 31, 2022, all of our properties in our Regional segment have reopened, with the exception of Lake Charles which closed due to severe damage from Hurricane Laura in August 2020. Lake Charles will remain closed until the fourth quarter of 2022 when construction of a new land-based casino is expected to be completed. Table game hold percentage in the Regional segment for the three months ended March 31, 2022 was slightly higher than our typical range. Slot win percentage in the Regional segment for the three months ended March 31, 2022 was within our typical range.
Caesars Digital Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2022	2021	Variance
Revenues:
Casino and pari-mutuel commissions	$(69)	$34	$(103)	*
Other	16	5	11	*
Net Revenues	$(53)	$39	$(92)	*

Sports betting handle (a)	$4,690	$13	$4,677	*
iGaming handle	$2,177	$1,069	$1,108	103.6%

Adjusted EBITDA	$(554)	$(2)	$(552)	*
Adjusted EBITDA margin	*	(5.1)%		*

Net loss attributable to Caesars	$(576)	$(8)	$(568)	*
___________________
*    Not meaningful.
(a)Caesars Digital generated an additional $343 million of sports betting handle, which is not included in this table for the three months ended March 31, 2022 for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Sports betting handle includes $13 million for the three months ended March 31, 2022, related to horse racing and pari-mutuel wagers.
Caesars Digital includes Caesars’ operations for retail and mobile sports betting, online casino, and online poker, including operations acquired in the William Hill Acquisition. Caesars Digital’s sports betting handle and iGaming handle increased significantly for the three months ended March 31, 2022 compared to the same prior year period due to the William Hill Acquisition, the launch of our new sportsbook app in 2021, and the expansion of sports betting into additional states subsequent to the acquisition. However, net revenues for the three months ended March 31, 2022 were negatively impacted by costs associated with significant promotions offered with the launch of our Caesars Sportsbook, particularly in New York and Louisiana, which included cash bonuses and matched deposits to new customers as sign-on incentives.
During significant promotional periods, such as entering new jurisdictions with our Caesars branded retail sportsbooks, or our Caesars Sportsbook app and iGaming applications, we may deploy a significant level of marketing spend to build brand awareness and acquire and retain customers. As sports betting and online casinos expand through increased state legalization and customer adoption, growth in marketing and promotional costs in highly competitive markets may negatively impact Caesars Digital net revenues, Adjusted EBITDA and margin in comparison to prior periods. Such activity could result in negative net gaming revenue as experienced for the three months ended March 31, 2022. These periods are not expected to be long in duration as we use our discretion to determine the level of investment for a particular jurisdiction. Sports betting and iGaming hold percentage for the three months ended March 31, 2022 was within our typical range.

Managed and Branded Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2022	2021	Variance
Revenues:
Food and beverage	$—	$1	$(1)	(100.0)%
Other	66	60	6	10.0%
Net Revenues	$66	$61	$5	8.2%

Adjusted EBITDA	$20	$21	$(1)	(4.8)%
Adjusted EBITDA margin	30.3%	34.4%		(4.1) pts

Net income (loss) attributable to Caesars	$(211)	$15	$(226)	*
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

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2022	2021	Variance
Reimbursable management revenue	$46	$40	$6	15.0%
Reimbursable management cost	46	40	6	15.0%
Managed and Branded segment’s net revenues increased as properties were fully reopened for the three months ended March 31, 2022, except for temporary closure from January 5, 2022 through January 31, 2022 at Caesars Windsor, and experienced positive results from pent up demand. Additionally, in connection with the closing of the sale of Caesars Southern Indiana on September 3, 2021, the Company and the Eastern Band of Cherokee Indians (“EBCI”) extended their existing relationship by entering into a 10-year brand license agreement for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. Caesars Southern Indiana was previously reported within the Regional segment and subsequent to the sale, as a result of the license agreement, is reported within the Managed and Branded segment. The increase was slightly offset by the consolidation of Horseshoe Baltimore beginning in the third quarter of 2021. The operations of the property are included in the Regional segment and management revenue is eliminated upon consolidation.
Corporate & Other

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2022	2021	Variance
Revenues:
Other	$2	$4	$(2)	(50.0)%
Net Revenues	$2	$4	$(2)	(50.0)%

Adjusted EBITDA	$(29)	$(39)	$10	25.6%
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three Months Ended March 31, 2022 and 2021
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense, net of interest capitalized, (benefit) provision for income taxes, (gain) loss on investments and marketable securities, depreciation and amortization, stock-based compensation, impairment charges, transaction expenses, severance expense, selling costs associated with the divestitures of properties, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss related to divestitures, changes in the fair value of certain derivatives and certain non-recurring expenses such as sign-on and retention bonuses, business optimization expenses and transformation expenses, certain litigation awards and settlements, contract exit or termination costs, and certain regulatory settlements. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). It is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our leases with affiliates of GLPI and VICI. and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following table summarizes our Adjusted EBITDA for the three months ended March 31, 2022 and 2021, respectively, in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

Three Months Ended March 31, 2022
(In millions)	CEI
Net loss attributable to Caesars	$(680)
Discontinued operations, net of income taxes	229
Benefit for income taxes	(107)
Other income (a)	(4)
Interest expense, net	552
Depreciation and amortization	300
Transaction and other operating costs, net (b)	(35)
Stock-based compensation expense	25
Other items (c)	16
Adjusted EBITDA	$296

	Three Months Ended March 31, 2021
(In millions)	CEI	Pre-Cons. Baltimore (d)	Pre-Acq. WH US (e)	Less: Divestitures (f)	Total (g)
Net income (loss) attributable to Caesars	$(423)	$1	$(11)	$(13)	$(446)
Net loss attributable to noncontrolling interests	(1)	—	—	—	(1)
Discontinued operations, net of income taxes	4	—	—	(4)	—
Benefit for income taxes	(76)	—	(2)	—	(78)
Other loss (a)	133	—	—	—	133
Interest expense, net	579	3	—	—	582
Depreciation and amortization	265	4	6	—	275
Transaction and other operating costs, net (b)	20	2	—	—	22
Stock-based compensation expense	23	—	—	—	23
Other items (c)	11	—	—	—	11
Adjusted EBITDA	$535	$10	$(7)	$(17)	$521
____________________
(a)Other income for the three months ended March 31, 2022 primarily represents the net change in fair value of investments held by the Company, foreign exchange forward contracts, and the changes in the disputed claims liability related to Former Caesars’ bankruptcy. Other loss for the three months ended March 31, 2021 primarily represents a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes, slightly offset by gains on foreign currency exchange and investments held by the Company.
(b)Transaction and other operating costs, net for the three months ended March 31, 2022 primarily represents a gain resulting from insurance proceeds received in excess of the respective carrying value of the assets at Lake Charles. Transaction and other operating costs, net for the three months ended March 31, 2021 primarily represents costs related to the William Hill Acquisition and the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.

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
(e)Pre-acquisition William Hill US represents results of operations for William Hill prior to the acquisition. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.
(f)Divestitures for the three months ended March 31, 2021 include results of operations for MontBleu and Tropicana Evansville and discontinued operations of the Harrah’s Louisiana Downs, Caesars Southern Indiana and Caesars UK Group. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors and do not conform to GAAP.
(g)Excludes results of operations from divestitures as detailed in (f) and includes results of operations of Horseshoe Baltimore for periods prior to the consolidation, and William Hill US prior to the acquisition for the relevant period. Such presentation does not conform to GAAP or the Securities and Exchange Commission rules for pro forma presentation; however, we believe that the additional financial information will be helpful to investors in comparing current results with results of prior periods. This is non-GAAP data and should not be considered a substitute for data prepared in accordance with GAAP, but should be viewed in addition to the results of operations reported by the Company.
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
As of March 31, 2022, our cash on hand and revolving borrowing capacity was as follows:

(In millions)	March 31, 2022
Cash and cash equivalents	$814
Revolver capacity (a)	2,030
Revolver capacity committed to letters of credit	(90)
Available revolver capacity committed as regulatory requirement	(48)
Total	$2,706
___________________
(a)Revolver capacity includes $995 million under our CEI Revolving Credit Facility, as amended, maturing in July 2025, $1,025 million under our CRC Revolving Credit Facility, maturing in December 2022 and $10 million under our Baltimore Revolving Credit Facility, maturing in July 2022.
During the three months ended March 31, 2022, our operating activities generated operating cash outflows of $246 million, as compared to operating cash inflows of $61 million during the three months ended March 31, 2021 due to the results of operations described above. In addition, as a result of our strengthened financial position and recent repayments of debt and reduction in our borrowing rates, our interest rate payments have been reduced.
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
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company (the “Bridge Facility Borrower”) entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing (as defined below). The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, we repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. Outstanding borrowings under the Bridge

Credit Agreement are expected to be repaid upon the sale of William Hill International, all of which are held for sale as of the date of the closing of the William Hill Acquisition and are reflected within discontinued operations. Certain investments acquired have been excluded from the held for sale asset group. On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. The Company amended the agreement to sell the non-US assets of William Hill to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. The amended agreement reflects a £250 million reduction in consideration payable at closing and up to £100 million as deferred consideration to be paid to the Company, subject to 888 Holdings Plc meeting certain 2023 financial targets. As a result of the amended sales agreement, the Company recorded an impairment to assets held for sale of $329 million within discontinued operations during the three months ended March 31, 2022. After repayment of the outstanding debt under the Bridge Credit Agreement, described above, the Company expects to receive approximately £585 million, or $785 million, subject to any permitted leakage, which is customary for sale transactions in the UK. In order to manage the risk of changes in the GBP denominated sales price and expected proceeds, the Company has entered into foreign exchange forward contracts. The sale is subject to satisfaction of customary closing conditions, including receipt of the approval of shareholders of 888 Holdings Plc and regulatory approvals, and is expected to close in the second quarter of 2022.
We expect that our primary capital requirements going forward will relate to the expansion and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Master Lease, the VICI Leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the remainder of 2022 are expected to increase compared to prior periods as a result of increased expansion projects, the rebranding of certain properties, implementation and migration of our Caesars Sportsbook and iGaming applications in certain states to our Liberty platform and continued investment into new markets with our Caesars Sportsbook and iGaming applications in our Caesars Digital segment. In addition, we may, from time to time, seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
In 2020, we funded $400 million to escrow as of the closing of the Merger and have begun to utilize those funds in accordance with a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash in Other assets, net. As of March 31, 2022, our restricted cash balance in the escrow account was $240 million for future capital expenditures in New Jersey.
As a condition of the extension of the casino operating contract and ground lease for Harrah’s New Orleans, we are also required to make a capital investment of $325 million in Harrah’s New Orleans by July 15, 2024. The capital investment will include a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340 room hotel tower as we are also in the process of rebranding the property as Caesars New Orleans. Renovations are expected to be substantially complete during the second half of 2024.
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm severely damaging the Isle of Capri Casino Lake Charles. During the three months ended March, 31, 2022, the Company reached a final settlement agreement with the insurance providers for $128 million, before our insurance deductible of $25 million, of which $94 million has been received by the Company related to damaged fixed assets and remediation costs. The remaining $9 million is included in Accounts receivable and is expected to be received in the second quarter of 2022. The property will remain closed until the fourth quarter of 2022 when construction of a new land-based casino is expected to be complete.

Cash spent for capital expenditures totaled $210 million and $65 million for the three months ended March 31, 2022 and 2021, respectively. The following table summarizes our capital expenditures for the three months ended March 31, 2022, and an estimated range of capital expenditures for the remainder of 2022:

	Three Months Ended March 31, 2022	Estimate of Remaining Capital Expenditures for 2022
(In millions)	Actual	Low	High
Atlantic City	$57	$185	$205
Indiana racing operations	2	—	5
Total estimated capital expenditures from restricted cash	59	185	210
Growth and renovation projects	83	520	670
Caesars Digital	32	85	105
Maintenance projects	36	250	300
Total estimated capital expenditures from unrestricted cash and insurance proceeds	151	855	1,075
Total	$210	$1,040	$1,285
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $593 million for the remainder of 2022. We also lease certain real property assets from third parties, including VICI and GLPI. We estimate our lease payments to VICI and GLPI to be approximately $898 million for the remainder of 2022.
The Company periodically divests assets that it does not consider core to its business to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. We expect to divest of William Hill International in the second quarter of 2022, as described above.
On December 1, 2020, the Company entered into a definitive agreement to sell the operations of Baton Rouge to CQ Holding Company, Inc. The transaction has received regulatory approvals and is expected to close in the second quarter of 2022, subject to other customary closing conditions.
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
The Bridge Credit Agreement associated with the planned divestiture of William Hill International, which is presented within liabilities held for sale, includes a financial covenant requiring the Bridge Facility Borrower to comply with a maximum total net leverage ratio of 10.50 to 1.00. The borrowings under the Bridge Credit Agreement are guaranteed by the Bridge Facility Borrower and the Bridge Facility Borrower’s material wholly-owned subsidiaries (subject to exceptions), and are secured by a pledge of substantially all of the existing and future property and assets of the Bridge Facility Borrower and the guarantors (subject to exceptions). Additionally, no financial covenants are related to the $918 million of debt from the two trust deeds assumed in the William Hill Acquisition, which are also held for sale.
As of March 31, 2022, we were in compliance with all of the applicable financial covenants described above.
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
As of March 31, 2022, we have acquired 223,823 shares of common stock under the program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the three months ended March 31, 2022 and 2021.
Contractual Obligations
The Company assumed various long-term debt arrangements, financing obligations and leases, previously described, associated with Former Caesars as result of the consummation of the Merger and William Hill related to the William Hill Acquisition. We also consolidate additional debt related to Horseshoe Baltimore. See Note 2 for a description of the Merger, the William Hill Acquisition and the consolidation of Horseshoe Baltimore. See Note 8 for additional contractual obligations. There have been no other material changes during the three months ended March 31, 2022 to our contractual obligations as disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Other Liquidity Matters
We are faced with certain contingencies, from time to time, involving litigation, claims, assessments, environmental remediation or compliance. These commitments and contingencies are discussed in greater detail in “Part II, Item 1. Legal Proceedings” and Note 8 to our unaudited Financial Statements, both of which are included elsewhere in this report. In addition, new competition among retail and online operations may have a material adverse effect on our revenues and could have a similar adverse effect on our liquidity. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021.
Critical Accounting Policies
Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes since December 31, 2021. We have not substantively changed the application of our policies and there have been no material changes in assumptions or estimation techniques used as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements and foreign exchange risks associated with certain transactions.
As of March 31, 2022, long-term variable-rate borrowings totaled $6.6 billion under the CRC term loans and the Baltimore term loan and no amounts were outstanding under the CEI Revolving Credit Facility, CRC Revolving Credit Facility and Baltimore Revolving Credit Facility. Long-term variable-rate borrowings under the CRC term loans and the Baltimore term loan represented approximately 46% of consolidated long-term debt as of March 31, 2022. We have entered into four interest rate swap agreements to fix the interest rate on $1.3 billion of variable rate debt, and $5.3 billion of debt remains subject to variable interest rates for the term of the agreements. During the three months ended March 31, 2022, the weighted average interest rates on our variable and fixed rate debt were 3.22% and 6.42%, respectively.

LIBOR is expected to be discontinued by lending institutions after December 31, 2021 for new debt agreements and after June 30, 2023 no additional LIBOR rates will be available. We have variable rate debt instruments which are subject to LIBOR interest rates plus a margin or base rate. Our CRC Credit Facility and CEI Revolving Credit Facility contain alternative rates in the event that LIBOR is no longer available. The Baltimore Term Loan has been amended and we intend to work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR. Our interest rate swaps mature on December 31, 2022.
The Company has entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP from the expected proceeds of the sale of William Hill International. During the three months ended March 31, 2022 and 2021, the Company recorded total gains of $21 million and $1 million, respectively, related to these forward contracts. The forward term of these contracts ends in June 2022.
We evaluate our exposure to market risk by monitoring interest rates in the marketplace and have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There were no other material quantitative changes in our market risk exposure, or how such risks are managed, for the three months ended March 31, 2022.
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
Excluding the William Hill Acquisition, there were no changes in our internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our “Legal Proceedings,” refer to Note 8 to our Consolidated Condensed Financial Statements located elsewhere in this Quarterly Report on Form 10-Q and Note 11 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
•expectations regarding trends that will affect our market and the gaming industry generally, including expansion of internet betting and gaming, and the impact of those trends on our business and results of operations;
•our ability to comply with the covenants in the agreements governing our outstanding indebtedness and leases;
•our ability to meet our projected debt service obligations, operating expenses, and maintenance capital expenditures;
•expectations regarding availability of capital resources;
•our ability to consummate the announced disposition of William Hill International and the Belle of Baton Rouge;
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
Any forward-looking statements are based upon underlying assumptions, including any assumptions mentioned with the specific statements that are in turn based upon internal estimates and analyses of market conditions and trends, management plans and strategies, economic conditions and other factors. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, and are subject to change. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend upon future circumstances that may not occur. These risks and uncertainties include: (a) the extent and duration of the impact of COVID-19, inflation, supply chain challenges and labor shortages on our business, financial results and liquidity; (b) impacts of economic and market conditions; (c) our ability to successfully operate our digital betting and iGaming platform and expand its user base; (d) risks associated with our leverage and our ability to reduce our leverage, including with proceeds of the sale of William Hill International; (e) the effects of competition and regulation on our business and results of operations; and (f) additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q and our most recent Annual Reports on Form 10-K as filed with the Securities and Exchange Commission. Actual results may differ materially from any future results, performance or achievements expressed or implied by such statements and forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved.
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
Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to those risk factors during the three months ended March 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Composite Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 10-Q filed on August 4, 2021.

3.2	Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on July 21, 2020.

10.1	Second Amendment to Credit Agreement, dated as of January 26, 2022, by and between Caesars Entertainment, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed on Form 8-K filed on January 27, 2022.

10.2†	Restricted Stock Unit Award Agreement by and between Caesars Entertainment, Inc. and Thomas R. Reeg, dated February 25, 2022.	Previously filed on Form 8-K filed on March 1, 2022.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

99.1	Financial Information of Caesars Resort Collection, LLC	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.
______________________

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

Date: May 3, 2022	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2022	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)