Form 10-Q
period 2022-06-30
Caesars Entertainment, Inc.
filed 2022-08-04
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of July 28, 2022 was 214,416,918.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$997	$1,070
Restricted cash and investments	145	319
Accounts receivable, net	494	472
Inventories	47	42
Prepayments and other current assets	291	290
Assets held for sale	2,926	3,771
Total current assets	4,900	5,964
Investment in and advances to unconsolidated affiliates	96	158
Property and equipment, net	14,606	14,601
Gaming rights and other intangibles, net	4,812	4,920
Goodwill	11,082	11,076
Other assets, net	1,174	1,312
Total assets	$36,670	$38,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$323	$254
Accrued interest	314	320
Accrued other liabilities	1,818	1,973
Current portion of long-term debt	70	70
Liabilities related to assets held for sale	2,372	2,680
Total current liabilities	4,897	5,297
Long-term financing obligation	12,523	12,424
Long-term debt	13,668	13,722
Deferred income taxes	980	1,111
Other long-term liabilities	891	936
Total liabilities	32,959	33,490
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	3,649	4,480
Noncontrolling interests	62	61
Total stockholders’ equity	3,711	4,541
Total liabilities and stockholders’ equity	$36,670	$38,031
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
REVENUES:
Casino and pari-mutuel commissions	$1,549	$1,571	$2,841	$2,798
Food and beverage	422	281	761	450
Hotel	519	396	902	611
Other	331	254	609	435
Net revenues	2,821	2,502	5,113	4,294
EXPENSES:
Casino and pari-mutuel commissions	825	694	1,889	1,281
Food and beverage	242	166	444	274
Hotel	134	106	249	187
Other	105	79	193	148
General and administrative	517	418	1,016	798
Corporate	76	76	145	142
Depreciation and amortization	306	301	606	566
Transaction and other operating costs, net	14	72	(21)	92
Total operating expenses	2,219	1,912	4,521	3,488
Operating income	602	590	592	806
OTHER EXPENSE:
Interest expense, net	(559)	(576)	(1,111)	(1,155)
Loss on extinguishment of debt	—	(23)	—	(23)
Other income (loss)	45	110	49	(23)
Total other expense	(514)	(489)	(1,062)	(1,201)
Income (loss) from continuing operations before income taxes	88	101	(470)	(395)
Benefit (provision) for income taxes	(52)	1	55	77
Net income (loss) from continuing operations, net of income taxes	36	102	(415)	(318)
Discontinued operations, net of income taxes	(157)	(30)	(386)	(34)
Net income (loss)	(121)	72	(801)	(352)
Net income attributable to noncontrolling interests	(2)	(1)	(2)	—
Net income (loss) attributable to Caesars	$(123)	$71	$(803)	$(352)

Net income (loss) per share - basic and diluted:
Basic income (loss) per share from continuing operations	$0.16	$0.48	$(1.95)	$(1.52)
Basic loss per share from discontinued operations	(0.73)	(0.14)	(1.80)	(0.16)
Basic income (loss) per share	$(0.57)	$0.34	$(3.75)	$(1.68)
Diluted income (loss) per share from continuing operations	$0.16	$0.48	$(1.95)	$(1.52)
Diluted loss per share from discontinued operations	(0.73)	(0.14)	(1.80)	(0.16)
Diluted income (loss) per share	$(0.57)	$0.34	$(3.75)	$(1.68)
Weighted average basic shares outstanding	214	209	214	209
Weighted average diluted shares outstanding	215	211	214	209
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income (loss)	$(121)	$72	$(801)	$(352)
Foreign currency translation adjustments	(44)	(11)	(77)	(11)
Change in fair market value of interest rate swaps, net of tax	7	10	20	22
Other	1	3	1	2
Other comprehensive income (loss), net of tax	(36)	2	(56)	13
Comprehensive income (loss)	(157)	74	(857)	(339)
Comprehensive income attributable to noncontrolling interests	(2)	(1)	(2)	—
Comprehensive income (loss) attributable to Caesars	$(159)	$73	$(859)	$(339)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Common Stock					Treasury Stock
(In millions)	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Amount	Non controlling Interests	Total Stockholders’ Equity
Balance, December 31, 2020	208	$—	$6,382	$(1,391)	$34	$(9)	$18	$5,034
Issuance of restricted stock units	—	—	23	—	—	—	—	23
Net loss	—	—	—	(423)	—	—	(1)	(424)
Other comprehensive income, net of tax	—	—	—	—	11	—	—	11
Shares withheld related to net share settlement of stock awards	—	—	(14)	—	—	—	—	(14)
Balance, March 31, 2021	208	—	6,391	(1,814)	45	(9)	17	4,630
Issuance of restricted stock units	—	—	21	—	—	—	—	21
Issuance of common stock, net	5	—	454	—	—	(14)	—	440
Net income	—	—	—	71	—	—	1	72
Other comprehensive income, net of tax	—	—	—	—	2	—	—	2
Shares withheld related to net share settlement of stock awards	—	—	(13)	—	—	—	—	(13)
Acquired noncontrolling interest	—	—	—	—	—	—	10	10
Balance, June 30, 2021	213	$—	$6,853	$(1,743)	$47	$(23)	$28	$5,162

Balance, December 31, 2021	214	$—	$6,877	$(2,410)	$36	$(23)	$61	$4,541
Issuance of restricted stock units	—	—	25	—	—	—	—	25
Net loss	—	—	—	(680)	—	—	—	(680)
Other comprehensive loss, net of tax	—	—	—	—	(20)	—	—	(20)
Shares withheld related to net share settlement of stock awards	—	—	(20)	—	—	—	—	(20)
Balance, March 31, 2022	214	—	6,882	(3,090)	16	(23)	61	3,846
Issuance of restricted stock units	—	—	26	—	—	—	—	26
Net income (loss)	—	—	—	(123)	—	—	2	(121)
Other comprehensive loss, net of tax	—	—	—	—	(36)	—	—	(36)
Shares withheld related to net share settlement of stock awards	—	—	(3)	—	—	—	—	(3)
Transactions with noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance, June 30, 2022	214	$—	$6,905	$(3,213)	$(20)	$(23)	$62	$3,711
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$116	$672

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(471)	(177)
Acquisition of William Hill, net of cash acquired	—	(2,042)
Acquisition of gaming rights and trademarks	—	(272)
Proceeds from sale of businesses, property and equipment, net of cash sold	4	460
Proceeds from the sale of investments	121	44
Proceeds from insurance related to property damage	33	40
Investments in unconsolidated affiliates	—	(33)
Net cash used in investing activities	(313)	(1,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	750	—
Repayments of long-term debt and revolving credit facilities	(878)	(35)
Cash paid to settle convertible notes	—	(367)
Taxes paid related to net share settlement of equity awards	(23)	(27)
Net cash used in financing activities	(151)	(429)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	(18)	(67)
Cash flows from investing activities	(82)	(916)
Cash flows from financing activities	—	591
Net cash from discontinued operations	(100)	(392)

Effect of foreign currency exchange rates on cash	(29)	19
Decrease in cash, cash equivalents and restricted cash	(477)	(2,110)
Cash, cash equivalents and restricted cash, beginning of period	2,021	4,280
Cash, cash equivalents and restricted cash, end of period	$1,544	$2,170

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$997	$1,128
Restricted cash included in restricted cash and investments	145	237
Restricted and escrow cash included in other assets, net	210	385
Cash and cash equivalents and restricted cash held for sale - discontinued operations	192	420
Total cash, cash equivalents and restricted cash	$1,544	$2,170
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$986	$923
Income taxes paid, net	14	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	115	54
Convertible notes settled with shares	—	440
Land contributed to joint venture	—	61
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
The Company owns, leases, brands or manages an aggregate of 51 domestic properties in 16 states with approximately 53,200 slot machines, video lottery terminals and e-tables, approximately 2,900 table games and approximately 47,500 hotel rooms as of June 30, 2022. The Company operates and conducts sports wagering across 25 jurisdictions in North America, 18 of which are mobile for sports betting, and operates regulated online real money gaming businesses in six jurisdictions in North America. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its casino properties’ gaming operations, retail and online sports betting, as well as online gaming, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and mobile sports betting, online horse racing wagering, online casino, and online poker are included within the Caesars Digital segment. The Company has made significant investments into the interactive business with the completion of the Merger and the William Hill Acquisition. In addition, in connection with the launch and rebranding of the Caesars Sportsbook app, our Caesars Digital segment initiated a significant marketing campaign with distinguished actors, former athletes and other media personalities. As new states and jurisdictions have legalized sports betting, we have made significant upfront investments which have been executed through marketing campaigns and promotional incentives to acquire new customers and establish ourselves as an industry leader. During significant promotional periods, such as entering new jurisdictions with our Caesars Sportsbook app, the Company intends to limit the duration and apply discretion to determine the level of investment for a particular jurisdiction. The Caesars Sportsbook app offers numerous pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. Caesars Sportsbook has partnerships with the NFL, NBA, NHL and MLB and is the exclusive odds provider for ESPN and CBS Sports. The Company also intends to continue to create new partnerships among collegiate and professional sports teams and entered into the exclusive naming-rights partnership to rebrand the Superdome in New Orleans as the Caesars Superdome. In addition to the Caesars Sportsbook app, the Company and NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., launched the Caesars Racebook app. The Caesars Racebook app provides access for wagers at over 300 race tracks around the world. Wagers placed can earn credits towards the Caesars Rewards program or points which can be redeemed for free wagering credits. The Company expects to continue to expand its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and online horse racing wagering.
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
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company (the “Bridge Facility Borrower”) entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing (as defined below). The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, the Company repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. On July 1, 2022, outstanding borrowings under the Bridge Credit Agreement were repaid immediately following the sale of William Hill’s non-U.S. operations, which included the UK and international online divisions and the retail betting shops (collectively, “William Hill International”), all of which were held for sale as of the date of the closing of the William Hill Acquisition with operations reflected within discontinued operations. See Note 3. Certain investments acquired have been excluded from the held for sale asset group. See Note 7 for investments in which the Company elected to apply the fair value option.
On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. In order to manage the risk of changes in the GBP denominated sales price and expected proceeds, the Company entered into foreign exchange forward contracts. See Note 7. On April 7, 2022, the Company amended the agreement to sell the non-US assets of William Hill to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. The amended agreement reflects a £250 million reduction in consideration payable at closing and up to £100 million as deferred consideration to be paid to the Company, subject to 888 Holdings Plc meeting certain 2023 financial targets. During the three and six months ended June 30, 2022, the Company recorded impairments to assets held for sale of $174 million and $503 million, respectively, within discontinued operations based on the revised and final sales prices.
On July 1, 2022, the Company completed the sale of William Hill International to 888 Holdings Plc. After the repayment of the Bridge Credit Agreement, other permitted leakage, and the settlement of related forward contracts, Caesars received net proceeds of $730 million. Including open market repurchases during the second quarter and subsequent repurchases and repayments in July 2022, the Company utilized all $730 million to reduce the Company’s outstanding debt. See Note 9.
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
The presentation of financial information herein for the periods after the Company’s acquisition of William Hill on April 22, 2021 and the acquisition of an additional interest in Horseshoe Baltimore on August 26, 2021 is not fully comparable to the periods prior to the respective acquisitions. In addition, the presentation of financial information herein for the periods after the Company’s sales of various properties is not fully comparable to the periods prior to their respective sale dates. See Note 2 for further discussion of the acquisitions and related transactions and Note 3 for properties recently sold or currently held for sale. Additionally, certain reclassifications of prior year presentations have been made to conform to the current period presentation.

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
Developments Related to COVID-19
The resurgence of the Omicron variant of COVID-19 continued to impact the beginning of the year, however, many of our properties experienced positive trends during much of the six months ended June 30, 2022, including higher hotel occupancy, particularly in Las Vegas, and increased gaming and food and beverage volumes. COVID-19 had a significant impact to the prior year results as mandates and restrictions on maximum capacities and amenities available were eased, discretionary consumer spending was supplemented via governmental stimulus and consumers pent up demand resulted in strong results during 2021 across our properties. Our results of operations remain comparable to pre-pandemic years, however, specifically within our Regional segment, are slightly down to the comparative prior year period. Additionally, future variants, mandates or restrictions imposed by various regulatory bodies are uncertain and could, once again, have a significant impact on our future operations.
Recently Issued Accounting Pronouncements
Pronouncements Implemented in 2022
Effective January 1, 2022, we adopted Accounting Standards Update 2020-04 (amended through January 2021), Reference Rate Reform. We will apply this guidance to applicable contracts and instruments if, and when, they are modified. Such application is not expected to have a material effect on our Financial Statements.
Note 2. Acquisitions and Purchase Price Accounting
Acquisition of William Hill
On April 22, 2021, we completed the acquisition of William Hill PLC for cash consideration of approximately £2.9 billion, or approximately $3.9 billion, based on the GBP to USD exchange rate on the closing date.
We acquired William Hill PLC and its U.S. subsidiary, William Hill U.S. Holdco (“William Hill US” and together with William Hill PLC, “William Hill”) to better position the Company to address the extensive usage of digital platforms, continued legalization in additional states and jurisdictions, and growing bettor demand, which are driving the market for online sports betting platforms in the U.S. In addition, we continue to leverage the World Series of Poker (“WSOP”) brand, and license the WSOP trademarks for a variety of products and services across these digital platforms. On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. On April 7, 2022, the Company amended the agreement to sell the non-US assets of William Hill to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. On July 1, 2022 the Company completed the sale of William Hill International to 888 Holdings Plc.
The Company previously held an equity interest in William Hill PLC and William Hill US (see Note 4). Accordingly, the acquisition was accounted for as a business combination achieved in stages, or a “step acquisition.”
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
Final Purchase Price Allocation
The fair values are based on management’s analysis including work performed by third-party valuation specialists, which were finalized over the one-year measurement period. The following table summarizes the allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of William Hill, with the excess recorded as goodwill as of June 30, 2022:

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
Trade receivables and payables and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the William Hill acquisition date. Assets and liabilities held for sale substantially represent William Hill International which was valued using a combination of approaches including a market approach based on valuation multiples and EBITDA, the relief from royalty method and the replacement cost method. In addition to the approaches described, our estimates have been updated to reflect the sale price of William Hill International in the proposed sale to 888 Holdings Plc, described above.
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
The Company recognized acquisition-related transaction costs of $7 million and $62 million for the three months ended June 30, 2022 and 2021, respectively, and $8 million and $67 million for the six months ended June 30, 2022 and 2021, respectively, excluding additional transaction costs associated with the sale of William Hill International. These costs were primarily associated with legal and professional services and were recorded in Transaction and other operating costs, net in our Statements of Operations.
For the period of January 1, 2022 through June 30, 2022, the operations of William Hill resulted in net revenues of $17 million, excluding discontinued operations (see Note 3), and a net loss of $1.2 billion.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the William Hill Acquisition as if it had occurred on January 1, 2021. The pro forma amounts include the historical operating results of the Company and William Hill prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include adjustments and consequential tax effects to reflect incremental amortization expense to be incurred based on preliminary fair values of the identifiable intangible assets acquired, eliminate gains and losses related to certain investments and adjustments to the timing of acquisition related costs and expenses incurred during the three and six months ended June 30, 2021. The unaudited pro forma financial information is not necessarily indicative of the financial position or results that would have occurred had the William Hill Acquisition been consummated as of the dates indicated, nor is it indicative of any future results. In addition, the unaudited pro forma financial information does not reflect the expected realization of any synergies or cost savings associated with the acquisition.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(In millions)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net revenues	$2,532	$4,421
Net income (loss)	175	(265)
Net income (loss) attributable to Caesars	174	(265)
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
Preliminary Purchase Price Allocation
The purchase price allocation for Horseshoe Baltimore is preliminary as it relates to determining the fair value of certain assets and liabilities, including goodwill, and is subject to change. The estimated fair values are based on management’s analysis including preliminary work performed by a third-party valuation specialist, which is subject to finalization over the one-year measurement period. The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets and liabilities of Horseshoe Baltimore, with any potential excess recorded as goodwill as of June 30, 2022:

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
For the period of January 1, 2022 through June 30, 2022, the operations of Horseshoe Baltimore generated net revenues of $117 million, and net income of $6 million.
Note 3. Assets Held for Sale
The Company periodically divests assets to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. The carrying value of the net assets held for sale are compared to the expected selling price and any expected losses are recorded immediately. Gains or losses associated with the disposal of assets held for sale are recorded within other operating costs, unless the assets represent a discontinued operation.
Held for sale - Sold
Baton Rouge, MontBleu and Evansville Divestitures
On May 5, 2022, the Company consummated the sale of the equity interests of Belle of Baton Rouge Casino & Hotel (“Baton Rouge”) to CQ Holding Company, Inc., subject to a customary working capital adjustment, resulting in a loss of $3 million. Baton Rouge was within the Regional segment.
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
The following information presents the net revenues and net income (loss) of previously held for sale properties, which were recently sold:

	Baton Rouge
(In millions)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net revenues	$2	$6
Net loss	(1)	(1)

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(In millions)	Baton Rouge	MontBleu	Evansville	Baton Rouge	MontBleu	Evansville
Net revenues	$5	$—	$27	$9	$11	$58
Net income (loss)	—	—	13	(1)	4	26
The assets and liabilities held for sale were as follows as of December 31, 2021:

Baton Rouge
(In millions)	December 31, 2021
Assets:
Cash	$3
Property and equipment, net	2
Other assets, net	1
Assets held for sale	$6
Liabilities:
Current liabilities	$3
Other long-term liabilities	1
Liabilities related to assets held for sale	$4
Held for sale - Discontinued operations
On the closing date of the Merger, Harrah’s Louisiana Downs, Caesars Southern Indiana and Caesars UK Group, which includes Emerald Resorts & Casino met held for sale criteria. The operations of these properties, until their respective date of divestiture, have been presented within discontinued operations.
On September 3, 2020, the Company and VICI Properties L.P., a Delaware limited partnership (“VICI”) entered into an agreement to sell the equity interests of Harrah’s Louisiana Downs to Rubico Acquisition Corp. for $22 million, subject to a customary working capital adjustment. On November 1, 2021, the sale of Harrah’s Louisiana Downs was completed and proceeds were split between the Company and VICI. The annual base rent payments under the Regional Master Lease between Caesars and VICI remained unchanged.
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
The following information presents the net revenues and net income (loss) for the Company’s properties that are part of discontinued operations for the three and six months ended June 30, 2022 and 2021:

	William Hill International
(In millions)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net revenues	$401	$820
Net loss	(145)	(448)

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three months ended June 30, 2021				Six Months Ended June 30, 2021
(In millions)	Harrah’s Louisiana Downs	Caesars UK Group	Caesars Southern Indiana	William Hill International	Harrah’s Louisiana Downs	Caesars UK Group	Caesars Southern Indiana	William Hill International
Net revenues	$16	$20	$65	$343	$29	$30	$114	$343
Net income (loss)	5	(39)	9	(2)	9	(46)	9	(2)
Not included in tables are assets and liabilities held for sale of $2.9 billion and $2.4 billion, respectively, as of June 30, 2022 and $3.8 billion and $2.7 billion, respectively, as of December 31, 2021, related to William Hill International. Liabilities held for sale as of June 30, 2022 and December 31, 2021 include $557 million and $617 million, respectively, of debt related to the Bridge Credit Agreement, which was repaid upon the sale of William Hill International on July 1, 2022, as described in Note 1. The Bridge Credit Agreement included a financial covenant, of which the Company was in compliance as of June 30, 2022, requiring the Bridge Facility Borrower to maintain a maximum total net leverage ratio of 10.50 to 1.00. The borrowings under the Bridge Credit Agreement were guaranteed by the Bridge Facility Borrower and its material wholly-owned subsidiaries (subject to exceptions), and were secured by a pledge of substantially all of the existing and future property and assets of the Bridge Facility Borrower and the guarantors (subject to exceptions). In addition, $850 million of debt is held for sale related to two trust deeds assumed in the William Hill Acquisition. One trust deed relates to £350 million aggregate principal amount of 4.750% Senior Notes due 2026, and the other trust deed relates to £350 million aggregate principal amount of 4.875% Senior Notes due 2023. Each of the trust deeds contain a put option due to a change in control which allowed noteholders to require the Company to purchase the notes at 101% of the principal amount with interest accrued. The put period expired on July 26, 2021, and approximately £1 million of debt was repurchased. No financial covenants were noted related to the two trust deeds assumed in the William Hill Acquisition. The two trust deeds were included within liabilities held for sale, which were disposed of on July 1, 2022 with the completion of the sale of William Hill International.
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
NeoGames
The acquired net assets of William Hill included an investment in publicly traded common stock of NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On September 16, 2021, the Company sold a portion of its shares of NeoGames common stock for $136 million which decreased Company’s ownership interest from 24.5% to 8.4%. Additionally, on March 14, 2022 the Company sold its remaining 2 million shares at fair value for $26 million and recorded a loss on the change in fair value of $34 million during the six months ended June 30, 2022, which is included within Other income (loss) on the Statements of Operations.
Pompano Joint Venture
In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. In June 2021, the joint venture issued a capital call and we contributed $3 million, for a total of $4 million in cash since inception of the joint venture. On February 12, 2021, the Company contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million and the Company has no further obligation to contribute additional real estate or cash as of June 30, 2022. We entered into a short-term lease agreement in February 2021, which we can cancel at any time, to lease back a portion of the land from the joint venture.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
As of June 30, 2022 and December 31, 2021, the Company’s investment in the joint venture is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
Note 5. Property and Equipment

(In millions)	June 30, 2022	December 31, 2021
Land	$2,093	$2,125
Buildings, riverboats, and leasehold and land improvements	12,680	12,433
Furniture, fixtures, and equipment	1,830	1,650
Construction in progress	495	395
Total property and equipment	17,098	16,603
Less: accumulated depreciation	(2,492)	(2,002)
Total property and equipment, net	$14,606	$14,601
Our property and equipment are subject to various operating leases for which we are the lessor. We lease our property and equipment related to our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Depreciation expense	$255	$264	$498	$509
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
(In millions)	Amortizing Intangible Assets	Goodwill	Other
December 31, 2021	$1,209	$11,076	$3,711
Amortization	(108)	—	—
Other (a)	—	6	—
June 30, 2022	$1,101	$11,082	$3,711
____________________
(a)Purchase price adjustment related to William Hill Acquisition.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	June 30, 2022				December 31, 2021
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$587	$(233)	$354	$587	$(187)	$400
Gaming rights and other	20 - 34 years	174	(10)	164	174	(7)	167
Trademarks	15 years	307	(50)	257	322	(21)	301
Reacquired rights	24 years	250	(12)	238	250	(7)	243
Technology	6 years	110	(22)	88	110	(12)	98
		$1,428	$(327)	1,101	$1,443	$(234)	1,209

Non-amortizing intangible assets
Trademarks				1,998			1,998
Gaming rights				1,190			1,190
Caesars Rewards				523			523
				3,711			3,711
Total amortizing and non-amortizing intangible assets, net				$4,812			$4,920
Amortization expense with respect to intangible assets for the three months ended June 30, 2022 and 2021 totaled $51 million and $37 million, respectively, and for the six months ended June 30, 2022 and 2021 totaled $108 million and $57 million, respectively, which is included in depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2022	Years Ended December 31,
(In millions)		2023	2024	2025	2026	2027
Estimated annual amortization expense	$76	$138	$123	$116	$116	$73
Note 7. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the Balance Sheets at June 30, 2022 and December 31, 2021:

	June 30, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$2	$1	$—	$3
Derivative instruments - FX forward	—	3	—	3
Total assets at fair value	$2	$4	$—	$6
Liabilities:
Derivative instruments - interest rate swaps	$—	$1	$—	$1
Total liabilities at fair value	$—	$1	$—	$1

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
Forward contracts
The Company has entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP. As of June 30, 2022 the Company has one contract related to the expected proceeds of the sale of the international operations. During the three months ended June 30, 2022 and 2021, the Company recorded total gains of $55 million and $9 million, respectively, and $76 million and $10 million for the six months ended June 30, 2022 and 2021, respectively, related to forward contracts, which is recorded in the Other income (loss) on the Statements of Operations. The remaining forward contract was settled in connection with the completion of the sale of William Hill International on July 1, 2022.
Interest Rate Swap Derivatives
We assumed Former Caesars’ interest rate swaps to manage the mix of assumed debt between fixed and variable rate instruments. As of June 30, 2022, we have four interest rate swap agreements to fix the interest rate on $1.3 billion of variable rate debt related to the CRC Credit Agreement. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense at settlement. Changes in the variable interest rates to be received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The major terms of the interest rate swap agreements as of June 30, 2022 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of June 30, 2022	Maturity Date
1/1/2019	250	2.274%	1.0617%	12/31/2022
1/1/2019	200	2.828%	1.0617%	12/31/2022
1/1/2019	200	2.828%	1.0617%	12/31/2022
1/1/2019	600	2.739%	1.0617%	12/31/2022
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
Financial Statement Effect
The effect of derivative instruments designated as hedging instruments on the Balance Sheets for amounts transferred into Accumulated other comprehensive income (loss) (“AOCI”) before tax was a gain of $10 million and $14 million during the three months ended June 30, 2022 and 2021, respectively, and a gain of $27 million and $29 million during the six months ended June 30, 2022 and 2021, respectively. AOCI reclassified to Interest expense on the Statements of Operations was $6 million and $15 million for the three months ended June 30, 2022 and 2021, respectively, and $14 million and $29 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the interest rate swaps derivative liability of $1 million and $28 million, respectively, was recorded in Other long-term liabilities. Net settlement of these interest rate swaps results in the reclassification of deferred gains and losses within AOCI to be reclassified to the income statement as a component of interest expense as settlements occur. The estimated amount of existing gains or losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is less than $1 million.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Income
The changes in AOCI by component, net of tax, for the periods through June 30, 2022 and 2021 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2020	$26	$8	$—	$34
Other comprehensive loss before reclassifications	(2)	—	(1)	(3)
Amounts reclassified from accumulated other comprehensive income	14	—	—	14
Total other comprehensive income (loss), net of tax	12	—	(1)	11
Balances as of March 31, 2021	$38	$8	$(1)	$45
Other comprehensive income (loss) before reclassifications	(5)	(11)	3	(13)
Amounts reclassified from accumulated other comprehensive income	15	—	—	15
Total other comprehensive income (loss), net of tax	10	(11)	3	2
Balances as of June 30, 2021	$48	$(3)	$2	$47

Balances as of December 31, 2021	$73	$(36)	$(1)	$36
Other comprehensive income (loss) before reclassifications	5	(33)	—	(28)
Amounts reclassified from accumulated other comprehensive income	8	—	—	8
Total other comprehensive income (loss), net of tax	13	(33)	—	(20)
Balances as of March 31, 2022	$86	$(69)	$(1)	$16
Other comprehensive income (loss) before reclassifications	1	(44)	1	(42)
Amounts reclassified from accumulated other comprehensive income	6	—	—	6
Total other comprehensive income (loss), net of tax	7	(44)	1	(36)
Balances as of June 30, 2022	$93	$(113)	$—	$(20)
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Therefore, on March 19, 2021, the Company filed a lawsuit against its insurance carriers in the state court in Clark County, Nevada. On June 8, 2021, the Company filed an amended complaint. Litigation is proceeding and there can be no assurance as to the outcome of the litigation.
Contractual Commitments
The following contractual commitments associated with Former Caesars were assumed by the Company as a result of the consummation of the Merger.
Capital Commitments
Harrah’s New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board, entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation and the City entered into a Second Amended and Restated Lease Agreement (the “Ground Lease”). Based on these amendments related to Harrah’s New Orleans, the Company is required to make certain payments and to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. The capital investment will include a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340 room hotel tower as we are in the process of rebranding the property as Caesars New Orleans. As of June 30, 2022, total capital expenditures were $64 million.
Atlantic City
As required by the New Jersey Gaming Control Board in connection with its approval of the Merger, we have funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash in Other assets, net. As of June 30, 2022 and December 31, 2021, our restricted cash balance in the escrow account was $189 million and $297 million, respectively, for future capital expenditures in New Jersey.
Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Additionally, a selection of such partnerships provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. In connection with the launch of the Caesars Sportsbook app, we entered into a significant marketing campaign with distinguished actors, former athletes and other media personalities. As of June 30, 2022 and December 31, 2021, obligations related to these agreements were $988 million and $997 million, respectively, which include obligations assumed in the William Hill Acquisition, with contracts extending through 2040. These obligations include leasing of event suites that are generally considered short term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. Our total estimated self-insurance liability as of June 30, 2022 and December 31, 2021, was $212 million and $221 million, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.
Contingencies
Weather disruption - Lake Charles
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm severely damaging the Isle of Capri Casino Lake Charles. During the six months ended June 30, 2022, the Company reached a final settlement agreement with the insurance carriers for a total amount of $128 million, before our insurance deductible of $25 million. The Company has received $100 million related to damaged fixed assets, remediation costs and business interruption. We expect to receive an additional $3 million in the third quarter of 2022, which is included in Accounts receivable, net.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
No gain was recorded during the three months ended June 30, 2022. The Company recorded a gain of $14 million during the three months ended June 30, 2021, and a gain of $38 million and $22 million during the six months ended June 30, 2022 and 2021, respectively, which are included in Transaction and other operating costs, net in our Statements of Operations, as proceeds received for the cost to replace damaged property were in excess of the respective carrying value of the assets. The property will remain closed until the fourth quarter of 2022 when construction of a new land-based casino, Horseshoe Lake Charles, is expected to be complete.
Note 9. Long-Term Debt

	June 30, 2022				December 31, 2021
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CRC Revolving Credit Facility	2022	variable	$—	$—	$—
Baltimore Revolving Credit Facility	2023	variable	—	—	—
Baltimore Term Loan	2024	variable	278	272	275
CRC Term Loan	2024	variable	4,488	4,217	4,190
CEI Revolving Credit Facility	2025	variable	—	—	—
CRC Incremental Term Loan	2025	variable	1,769	1,703	1,705
CRC Senior Secured Notes	2025	5.75%	989	976	985
CEI Senior Secured Notes	2025	6.25%	3,400	3,353	3,346
Convention Center Mortgage Loan	2025	7.85%	400	399	399
Unsecured Debt
CEI Senior Notes	2027	8.125%	1,621	1,598	1,673
Senior Notes	2029	4.625%	1,200	1,184	1,183
Special Improvement District Bonds	2037	4.30%	47	47	49
Long-term notes and other payables			2	2	2
Total debt			14,194	13,751	13,807
Current portion of long-term debt			(70)	(70)	(70)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(13)	(15)
Long-term debt			$14,124	$13,668	$13,722

Unamortized premiums, discounts and deferred finance charges				$456	$531
Fair value			$13,506

Annual Estimated Debt Service Requirements as of June 30, 2022
	Remaining	Years Ended December 31,
(In millions)	2022	2023	2024	2025	2026	Thereafter	Total
Annual maturities of long-term debt	$34	$70	$4,711	$6,515	$3	$2,861	$14,194
Estimated interest payments	450	930	880	550	190	310	3,310
Total debt service obligation (a)	$484	$1,000	$5,591	$7,065	$193	$3,171	$17,504
____________________
(a)Debt principal and interest payments are estimated amounts based on contractual maturity and repayment dates and exclude the effect of discretionary early repayments, such as our early repayments made in July 2022, as discussed below. Interest payments are estimated based on the forward-looking LIBOR curve, where applicable, and include the estimated impact of the four interest rate swap agreements related to our CRC Credit Facility (see Note 7). Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of June 30, 2022 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months. The Company may, from time to time, seek to repurchase its outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of June 30, 2022 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Terms of Outstanding Debt
Baltimore Term Loan and Baltimore Revolving Credit Facility
As a result of our increased ownership interest in Horseshoe Baltimore, we began to consolidate the aggregate principal amount of Horseshoe Baltimore’s senior secured term loan facility (the “Baltimore Term Loan”) and amount outstanding, if any, under Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”). The Baltimore Term Loan matures in 2024 and is subject to a variable rate of interest calculated as LIBOR plus 4.00%. The Baltimore Revolving Credit Facility has borrowing capacity of up to $10 million available, subject to a variable rate of interest calculated as LIBOR plus 6.00%. On June 24, 2022, we entered into an amendment related to the Baltimore Revolving Credit Facility to extend the maturity date to July 7, 2023. As of June 30, 2022, there was $10 million of available borrowing capacity under the Baltimore Revolving Credit Facility.
CRC Term Loans and CRC Revolving Credit Facility
CRC is party to a credit agreement, dated as of December 22, 2017 (as amended, the “CRC Credit Agreement”), which provided for a $1.0 billion five-year revolving credit facility (the “CRC Revolving Credit Facility”) and an initial $4.7 billion seven-year first lien term loan (the “CRC Term Loan”), which was increased by $1.8 billion pursuant to an incremental agreement executed in connection with the Merger (the “CRC Incremental Term Loan”).
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
Borrowings under the CRC Credit Agreement bear interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the CRC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be (a) with respect to the CRC Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan, (b) with respect to the CRC Incremental Term Loan, 4.50% per annum in the case of any LIBOR loan or 3.50% in the case of any base rate loan and (c) in the case of the CRC Revolving Credit Facility, 2.25% per annum in the case of any LIBOR loan and 1.25% per annum in the case of any base rate loan, subject in the case of the CRC Revolving Credit Facility to two 0.125% step-downs based on CRC’s senior secured leverage ratio (“SSLR”), the ratio of first lien senior secured net debt to adjusted earnings before interest, taxes, depreciation and amortization. The CRC Revolving Credit Facility is subject to a financial covenant discussed below. On September 21, 2021, CRC entered into a second amendment related to the CRC Incremental Term Loan to reduce the interest rate margins to 3.50% per annum in the case of any LIBOR loan or 2.50% per annum in the case of any base rate loan. The CRC Term Loan and the CRC Incremental Term Loan are LIBOR based loans as of June 30, 2022.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
During the six months ended June 30, 2022, the Company utilized and fully repaid on the CRC Revolving Credit Facility. Such activity is presented in the financing section in the Statements of Cash Flows. As of June 30, 2022, the Company had $966 million of available borrowing capacity, after consideration of $59 million in outstanding letters of credit under the CRC Revolving Credit Facility.
Following the closing of the sale of William Hill International, the Company made partial prepayments totaling $630 million of the outstanding balance of the CRC Incremental Term Loan in July 2022 and recognized a $23 million loss on the early extinguishment of debt.
CEI Revolving Credit Facility
CEI is party to a credit agreement, dated as of July 20, 2020, with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, and certain banks and other financial institutions and lenders party thereto, which provided for a five-year CEI Revolving Credit Facility in an aggregate principal amount of $1.2 billion (the “CEI Revolving Credit Facility”). On November 10, 2021, the Company amended the CEI Revolving Credit Facility to establish reserves in the total amount of $190 million which are available only for permitted use. On May 23, 2022, pursuant to the amendment, the Company obtained approval for a reduction of $150 million in required reserves. The CEI Revolving Credit Facility matures in July 2025 and includes a letter of credit sub-facility of $250 million.
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
Additionally, the Company is required to pay a commitment fee in respect of any unused commitments under the CEI Revolving Credit Facility in the amount of 0.50%, subject to a step-down to 0.375% based upon the Company’s total leverage ratio. The Company is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
As of June 30, 2022, the Company had $1.1 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $18 million in outstanding letters of credit, $48 million committed for regulatory purposes and the reserves described above.
CRC Senior Secured Notes due 2025
On July 6, 2020, Colt Merger Sub, Inc. (the “Escrow Issuer”) issued $1.0 billion in aggregate principal amount of 5.75% Senior Secured Notes due 2025 pursuant to an indenture, dated July 6, 2020 (the “CRC Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. In connection with the consummation of the Merger, CRC assumed the rights and obligations under the CRC Senior Secured Notes and the indenture governing such notes. The CRC Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year. In the second quarter, the Company purchased a total of $11 million in principal amount of the CRC Senior Secured Notes.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Convention Center Mortgage Loan
On September 18, 2020, the Company entered into a loan agreement with VICI to borrow a 5-year, $400 million Forum Convention Center mortgage loan (the “Mortgage Loan”). The Mortgage Loan bears interest at a rate of, initially, 7.7% per annum, which escalates annually to a maximum interest rate of 8.3% per annum. Beginning October 1, 2021, the Mortgage Loan is subject to an interest rate of 7.854%.
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The Company assumed the rights and obligations under the CEI Senior Notes and the indenture governing such notes on July 20, 2020. The CEI Senior Notes will mature on July 1, 2027 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year. In the second quarter, the Company purchased a total of $79 million in principal amount of CEI Senior Notes. The Company purchased a total of $10 million of the outstanding balance of the CEI Senior Notes in July 2022.
Senior Notes due 2029
On September 24, 2021, the Company issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029 (the “Senior Notes”) pursuant to an indenture dated as of September 24, 2021 between the Company and U.S. Bank National Association, as Trustee. The Senior Notes will mature on October 15, 2029 with interest payable on April 15 and October 15 of each year, which began on April 15, 2022.
Debt Covenant Compliance
The CRC Credit Agreement, the CEI Revolving Credit Facility, the Baltimore Term Loan, the Baltimore Revolving Credit Facility, and the indentures governing the CEI Senior Secured Notes, the CEI Senior Notes, the CRC Senior Secured Notes and the Senior Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
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
As of June 30, 2022, the Company was in compliance with all of the applicable financial covenants described above.
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
Note 10. Revenue Recognition
The Company’s Statements of Operations presents net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below. Refer to Note 15 for additional information on the Company’s reportable segments.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30, 2022
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$315	$1,098	$137	$—	$(1)	$1,549
Food and beverage	291	131	—	—	—	422
Hotel	358	161	—	—	—	519
Other	178	65	15	74	(1)	331
Net revenues	$1,142	$1,455	$152	$74	$(2)	$2,821

	Three Months Ended June 30, 2021
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$315	$1,178	$78	$—	$—	$1,571
Food and beverage	171	109	—	1	—	281
Hotel	242	154	—	—	—	396
Other	127	49	8	65	5	254
Net revenues	$855	$1,490	$86	$66	$5	$2,502

	Six Months Ended June 30, 2022
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$606	$2,168	$68	$—	$(1)	$2,841
Food and beverage	511	250	—	—	—	761
Hotel	624	278	—	—	—	902
Other	315	122	31	140	1	609
Net revenues	$2,056	$2,818	$99	$140	$—	$5,113

	Six Months Ended June 30, 2021
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$541	$2,145	$112	$—	$—	$2,798
Food and beverage	255	193	—	2	—	450
Hotel	357	254	—	—	—	611
Other	199	89	13	125	9	435
Net revenues	$1,352	$2,681	$125	$127	$9	$4,294

Accounts Receivable, Net
(In millions)	June 30, 2022	December 31, 2021
Casino and pari-mutuel commissions	$152	$168
Food and beverage and hotel	163	100
Other	179	204
Accounts receivable, net	$494	$472
Contract and Contract Related Liabilities
The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer, (2) Caesars Rewards player loyalty program obligations, which represent the deferred allocation of revenue relating to reward credits granted to Caesars Rewards members based on certain types of customer spend, including online and retail gaming, hotel, dining, retail shopping, and player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which primarily represents funds deposited by customers related to gaming play and advance payments received for goods and services yet to be provided (such as advance ticket sales, deposits on rooms and convention space, unpaid wagers, iGaming deposits, or future sports bets). These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within accrued other liabilities on the Company’s Balance Sheets.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Liabilities expected to be recognized as revenue beyond one year of being purchased, earned, or deposited are recorded within other long-term liabilities on the Company’s Balance Sheets.
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2022	2021	2022	2021	2022	2021
Balance at January 1	$48	$34	$91	$94	$560	$310
Balance at June 30	45	32	98	96	665	352
Increase / (decrease)	$(3)	$(2)	$7	$2	$105	$42
The June 30, 2022 balances above exclude liabilities related to liabilities held for sale recorded in 2022 and 2021. See Note 3. The change in customer deposits and other deferred revenue during the period ended June 30, 2022 was primarily due to expansion of the Caesars Digital segment from the legalization of retail and online sports betting in new jurisdictions.
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended June 30, 2022 and 2021, we recognized approximately $519 million and $396 million, respectively, and during the six months ended June 30, 2022 and 2021, we recognized approximately $902 million and $611 million, respectively, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Other revenue in the Statements of Operations, and during the three months ended June 30, 2022 and 2021, lease revenue related to conventions was approximately $13 million and less than $1 million, respectively, and during the six months ended June 30, 2022 and 2021, lease revenue related to conventions was approximately $19 million and less than $1 million, respectively.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended June 30, 2022 and 2021, we recognized approximately $47 million and $44 million, respectively, and during the six months ended June 30, 2022 and 2021, we recognized approximately $83 million and $65 million, respectively, of real estate lease revenue.
Real estate lease revenue includes $16 million and $6 million of variable rental income for the three months ended June 30, 2022 and 2021, respectively, and $28 million and $13 million for the six months ended June 30, 2022 and 2021, respectively.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 11. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income (loss) from continuing operations attributable to Caesars, net of income taxes	$34	$101	$(417)	$(318)
Discontinued operations, net of income taxes	(157)	(30)	(386)	(34)
Net income (loss) attributable to Caesars	$(123)	$71	$(803)	$(352)
Shares outstanding:
Weighted average shares outstanding – basic	214	209	214	209
Effect of dilutive securities:
Stock-based compensation awards	1	2	—	—
Weighted average shares outstanding – diluted	215	211	214	209

Basic income (loss) per share from continuing operations	$0.16	$0.48	$(1.95)	$(1.52)
Basic loss per share from discontinued operations	(0.73)	(0.14)	(1.80)	(0.16)
Net income (loss) per common share attributable to common stockholders – basic:	$(0.57)	$0.34	$(3.75)	$(1.68)

Diluted income (loss) per share from continuing operations	$0.16	$0.48	$(1.95)	$(1.52)
Diluted loss per share from discontinued operations	(0.73)	(0.14)	(1.80)	(0.16)
Net income (loss) per common share attributable to common stockholders – diluted:	$(0.57)	$0.34	$(3.75)	$(1.68)
For a period in which the Company generated a net loss from continuing operations, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Stock-based compensation awards	2	—	3	3
Total anti-dilutive common stock	2	—	3	3
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
Total stock-based compensation expense in the accompanying Statements of Operations totaled $26 million and $20 million during the three months ended June 30, 2022 and 2021, respectively, and $51 million and $43 million during the six months ended June 30, 2022 and 2021, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (“2015 Plan”)
During the six months ended June 30, 2022, as part of the annual incentive program, the Company granted 718 thousand RSUs to employees of the Company with an aggregate fair value of $53 million and a ratable vesting period of one to three years. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
During the six months ended June 30, 2022, the Company also granted 80 thousand PSUs that are scheduled to vest over a period of one to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached. The aggregate value of PSUs granted during the year was $3 million as of June 30, 2022.
In addition, during the six months ended June 30, 2022, the Company granted 428 thousand MSUs that are scheduled to cliff vest over a period of one to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the six months ended June 30, 2022 was $36 million. Included in the MSUs granted during the period is an award for the Company’s CEO in the amount of 225,000 MSUs, with a grant date fair value of $16 million which is eligible to be earned based on the achievement of certain stock prices over a three-year period. The stock-based compensation expense associated with this award is expected to be recognized over the derived service period ending December 31, 2022. These awards will be settled in February 2025.
During the six months ended June 30, 2022, there were no grants of stock options and 19 thousand stock options were exercised. In addition, during the six months ended June 30, 2022, 589 thousand, 185 thousand and 113 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 plan.
Outstanding at End of Period

	June 30, 2022		December 31, 2021
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Stock options	25,402	$16.12	43,905	$20.69
Restricted stock units	2,170,957	67.56	2,090,607	61.47
Performance stock units	391,429	50.42	417,069	62.20
Market-based stock units	750,184	83.46	381,923	77.09
____________________
(a)Represents the weighted-average exercise price for stock options, weighted-average grant date fair value for RSUs, weighted-average grant date fair value for PSUs where the grant date has been achieved, the price of CEI common stock as of the balance sheet date for PSUs where a grant date has not been achieved, and the grant date fair value of the MSUs determined using the Monte-Carlo simulation model.
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
As of June 30, 2022, the Company has acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the six months ended June 30, 2022 and 2021.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 13. Income Taxes

Income Tax Allocation
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Income (loss) from continuing operations before income taxes	$88	$101	$(470)	$(395)
Benefit (provision) for income taxes	(52)	1	55	77
Effective tax rate	59.1%	(1.0)%	11.7%	19.5%
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
As a result of the William Hill Acquisition, the Company assumed $381 million of additional net deferred tax liabilities net of necessary valuation allowances, plus $34 million in additional accruals for uncertain tax positions. $130 million of the additional deferred tax liabilities and $34 million of the accruals for uncertain tax positions relating to the William Hill Acquisition are presented in Liabilities held for sale as they relate to William Hill International.
The income tax benefit (provision) for the three and six months ended June 30, 2022 differed from the expected income tax benefit (provision) based on the federal tax rate of 21% primarily due to a true-up adjustment related to the tax impact of the settlement of preexisting relationships upon the acquisition of William Hill in 2021.
The income tax benefit (provision) for the three and six months ended June 30, 2021 differed from the expected income tax benefit (provision) based on the federal tax rate of 21% due to the tax impacts of; (i) changes in certain U.S. state tax laws and the United Kingdom tax rate, each enacted in June 2021, (ii) certain income and deductions that are not tax benefited, and (iii) the reclassification of Horseshoe Hammond from held for sale.
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
Note 14. Related Affiliates
REI
As of June 30, 2022, Recreational Enterprises, Inc. (“REI”) owned approximately 4.0% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its former Senior Vice President of Regional Operations, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. During the six months ended June 30, 2022 and 2021, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives, and the CSY Lease listed below.
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid quarterly. Annual rent is subject to periodic rent escalations through the term of the lease. As of June 30, 2022 and December 31, 2021, there were no amounts due to or from CSY.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Note 15. Segment Information
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company’s principal operating activities occur in four reportable segments. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars: (1) Las Vegas, (2) Regional, (3) Caesars Digital, and (4) Managed and Branded, in addition to Corporate and Other. See table below for a summary of these segments. Also, see Note 3 and Note 6 for a discussion of any impairment of intangibles or long-lived assets related to certain segments, when applicable.
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of June 30, 2022:

Las Vegas	Regional		Managed and Branded
Bally’s Las Vegas	Caesars Atlantic City	Horseshoe Bossier City	Managed
Caesars Palace Las Vegas	Circus Circus Reno	Horseshoe Council Bluffs	Harrah’s Ak-Chin
The Cromwell	Eldorado Gaming Scioto Downs	Horseshoe Hammond	Harrah’s Cherokee
Flamingo Las Vegas	Eldorado Resort Casino Reno	Horseshoe Indianapolis	Harrah’s Cherokee Valley River
Harrah’s Las Vegas	Grand Victoria Casino	Horseshoe St. Louis	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Harrah’s Atlantic City	Horseshoe Tunica	Caesars Windsor
Paris Las Vegas	Harrah’s Council Bluffs	Isle Casino Bettendorf	Caesars Dubai
Planet Hollywood Resort & Casino	Harrah’s Gulf Coast	Isle of Capri Casino Boonville	Branded
Rio All-Suite Hotel & Casino	Harrah’s Hoosier Park Racing & Casino	Horseshoe Lake Charles (b)	Caesars Southern Indiana (c)
	Harrah’s Joliet	Isle of Capri Casino Lula	Harrah’s Northern California
Caesars Digital	Harrah’s Lake Tahoe	Isle Casino Hotel - Black Hawk
Caesars Digital	Harrah’s Laughlin	Isle Casino Pompano Park
	Harrah’s Metropolis	Isle Casino Waterloo
	Harrah’s New Orleans	Lady Luck Casino - Black Hawk
	Harrah’s North Kansas City	Silver Legacy Resort Casino
	Harrah’s Philadelphia	Trop Casino Greenville
	Harveys Lake Tahoe	Tropicana Atlantic City
	Horseshoe Baltimore (a)	Tropicana Laughlin Hotel & Casino
___________________
(a)On August 26, 2021, the Company increased its ownership interest in Horseshoe Baltimore to 75.8% and began to consolidate the property in our Regional segment following the change in ownership. Management fees prior to the consolidation of Horseshoe Baltimore have been reflected in the Managed and Branded segment.
(b)Isle of Capri Casino Hotel Lake Charles has been temporarily closed since the end of August 2020 due to damage from Hurricane Laura and will remain closed until the fourth quarter of 2022 when construction of a new land-based casino, Horseshoe Lake Charles, is expected to be complete.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The properties listed above exclude the discontinued operations, including previous international properties which have been sold, or we have entered into agreements to sell. The sale of Caesars UK Group closed on July 16, 2021, in which the buyer assumed all liabilities associated with the Caesars UK Group. Additionally, on September 8, 2021, the Company entered into an agreement to sell William Hill International, which closed on July 1, 2022.
Certain of our properties operate off-track betting locations, including Harrah’s Hoosier Park Racing & Casino, which operates Winner’s Circle Indianapolis and Winner’s Circle New Haven, and Horseshoe Indianapolis (formerly “Indiana Grand”), which operates Winner’s Circle Clarksville. The LINQ Promenade is an open-air dining, entertainment, and retail promenade located on the east side of the Las Vegas Strip next to The LINQ Hotel & Casino (the “LINQ”) that features the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction. We also own the CAESARS FORUM conference center, which is a 550,000 square feet conference center with 300,000 square feet of flexible meeting space, two of the largest pillarless ballrooms in the world and direct access to the LINQ.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Las Vegas:
Net revenues	$1,142	$855	$2,056	$1,352
Adjusted EBITDA	547	423	947	585
Regional:
Net revenues	1,455	1,490	2,818	2,681
Adjusted EBITDA	513	602	972	995
Caesars Digital:
Net revenues	152	86	99	125
Adjusted EBITDA	(69)	(5)	(623)	(7)
Managed and Branded:
Net revenues	74	66	140	127
Adjusted EBITDA	22	26	42	47
Corporate and Other:
Net revenues	(2)	5	—	9
Adjusted EBITDA	(35)	(42)	(64)	(81)
Reconciliation of Adjusted EBITDA - By Segment to Net Income (Loss) Attributable to Caesars
Adjusted EBITDA is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less certain operating expenses and is comprised of net income (loss) before (i) interest income and interest expense, net of interest capitalized, (ii) income tax (benefit) provision, (iii) depreciation and amortization, and (iv) certain items that we do not consider indicative of our ongoing operating performance at an operating property level.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Adjusted EBITDA by Segment:
Las Vegas	$547	$423	$947	$585
Regional	513	602	972	995
Caesars Digital	(69)	(5)	(623)	(7)
Managed and Branded	22	26	42	47
Corporate and Other	(35)	(42)	(64)	(81)
	978	1,004	1,274	1,539
Reconciliation to net income (loss) attributable to Caesars:
Net income attributable to noncontrolling interests	(2)	(1)	(2)	—
Net loss from discontinued operations	(157)	(30)	(386)	(34)
Benefit (provision) for income taxes	(52)	1	55	77
Other income (loss) (a)	45	110	49	(23)
Loss on extinguishment of debt	—	(23)	—	(23)
Interest expense, net	(559)	(576)	(1,111)	(1,155)
Depreciation and amortization	(306)	(301)	(606)	(566)
Transaction and other operating costs, net (b)	(14)	(72)	21	(92)
Stock-based compensation expense	(26)	(20)	(51)	(43)
Other items (c)	(30)	(21)	(46)	(32)
Net income (loss) attributable to Caesars	$(123)	$71	$(803)	$(352)
____________________
(a)Other income (loss) for the three and six months ended June 30, 2022 primarily represents the net change in fair value of investments held by the Company, foreign exchange forward contracts, and the changes in the disputed claims liability related to Former Caesars’ bankruptcy prior to the Merger. Other income (loss) for the three and six months ended June 30, 2021 primarily represents a gain in the change of fair value of the Company’s investments offset by a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes.
(b)Transaction and other operating costs, net for the three and six months ended June 30, 2022 primarily represents a gain resulting from insurance proceeds received in excess of the respective carrying value of the assets damaged at Lake Charles by Hurricane Laura partially offset by various contract or lease termination exit costs. Transaction and other operating costs, net for the three and six months ended June 30, 2021 primarily represents costs related to the William Hill Acquisition and the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
(c)Other items primarily represent certain consulting and legal fees, rent for non-operating assets, relocation expenses, retention bonuses and business optimization expenses.

Total Assets - By Segment
(In millions)	June 30, 2022	December 31, 2021
Las Vegas	$22,960	$22,374
Regional	14,678	14,419
Caesars Digital	1,265	1,878
Managed and Branded	3,026	3,527
Corporate and Other (a)	(5,259)	(4,167)
Total	$36,670	$38,031
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2021 Annual Report.
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
The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION” in this report.
Objective
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
We own, lease or manage an aggregate of 51 domestic properties in 16 states with approximately 53,200 slot machines, video lottery terminals and e-tables, approximately 2,900 table games and approximately 47,500 hotel rooms as of June 30, 2022. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Our primary source of revenue is generated by our casino properties’ gaming operations, our retail and online sports betting, as well as our online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of June 30, 2022, we owned 20 of our casinos and leased 25 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”) pursuant to a regional lease, a Las Vegas lease and a Joliet lease. In addition, we lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease (together with the GLPI Master Lease, the “GLPI Leases”). Additionally, we lease the Rio All-Suite Hotel & Casino from a separate third party.

We also operate and conduct sports wagering across 25 jurisdictions in North America, 18 of which are mobile for sports betting, and operate regulated online real money gaming in six jurisdictions in North America. Our recently launched Caesars Sportsbook app operates on the Liberty platform, which we acquired in the William Hill Acquisition, along with other technology platforms that we intend to migrate to the Liberty platform in the future, subject to required approvals. The map below illustrates Caesars Digital’s presence as of June 30, 2022:

Caesars Digital: Sports Presence Snapshot

Non-Liberty Platform
Liberty Platform
Retail Only
Jurisdictions Not Presented Above:
• Ontario, Canada
• The Bahamas

In addition to the Caesars Sportsbook app, we partnered with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and launched the Caesars Racebook app within five states as of June 30, 2022, excluding Kentucky which went live in July 2022. The Caesars Racebook app provides access for wagers at over 300 race tracks around the world. Wagers placed can earn credits towards our Caesars Rewards program or points which can be redeemed for free wagering credits.
We are also in the process of expanding our Caesars Digital footprint into other states in the near term with our Caesars Sportsbook and Caesars Racebook apps as jurisdictions legalize or provide necessary approvals.

We periodically divest of assets in order to raise capital or as a result of a determination that the assets are not core to our business. We also divested certain assets in connection with obtaining regulatory approvals related to the closing of the Merger. A summary of recently completed and planned divestitures of our properties as of June 30, 2022 is as follows:

Segment	Property	Date Sold	Sales Price
Regional	MontBleu Casino Resort & Spa (“MontBleu”)	April 6, 2021	$15 million
Regional	Tropicana Evansville (“Evansville”)	June 3, 2021	$480 million
Regional	Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)	May 5, 2022	*

Discontinued operations:
Regional	Harrah’s Louisiana Downs	November 1, 2021	$22 million (a)
Regional	Caesars Southern Indiana	September 3, 2021	$250 million
N/A	Emerald Resort & Casino	July 16, 2021	*
N/A	Caesars Entertainment UK	July 16, 2021	*
N/A	William Hill International	July 1, 2022	£2.0 billion
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
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company (the “Bridge Facility Borrower”) entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing (as defined below). The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, we repaid the £503 million cash confirmation bridge facility. On June 14, 2021, we drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. On July 1, 2022 outstanding borrowings under the Bridge Credit Agreement were repaid immediately following the sale of William Hill’s non-U.S. operations, which included the UK and international online divisions and the retail betting shops (collectively, “William Hill International”), all of which were held for sale as of the date of the closing of the William Hill Acquisition with operations reflected within discontinued operations. Certain investments acquired have been excluded from the held for sale asset group.
On September 8, 2021, we entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. In order to manage the risk of changes in the GBP denominated sales price and expected proceeds, we entered into foreign exchange forward contracts. On April 7, 2022, we amended the agreement to sell the non-US assets of William Hill to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. The amended agreement reflects a £250 million reduction in consideration payable at closing and up to £100 million as deferred consideration to be paid to us, subject to 888 Holdings Plc meeting certain 2023 financial targets. During the three and six months ended June 30, 2022, we recorded impairments to assets held for sale of $174 million and $503 million, respectively, within discontinued operations based on the revised and final sales prices.

On July 1, 2022, we completed the sale of William Hill International to 888 Holdings Plc. After the repayment of the Bridge Credit Agreement, other permitted leakage, and the settlement of related forward contracts, we received net proceeds of $730 million. Including open market repurchases during the second quarter and subsequent repurchases and repayments in July 2022, we utilized all $730 million to reduce our outstanding debt.
We recognized acquisition-related transaction costs of $7 million and $62 million for the three months ended June 30, 2022 and 2021, respectively, and $8 million and $67 million for the six months ended June 30, 2022 and 2021, respectively, excluding additional transaction costs associated with the sale of William Hill International. These costs were associated with legal and professional services and were recorded in Transaction and other operating costs, net in our Statements of Operations.
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
Investments and Partnerships
NeoGames
The acquired net assets of William Hill included an investment in publicly traded common stock of NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On September 16, 2021, we sold a portion of our shares of NeoGames common stock for $136 million which decreased our ownership interest from 24.5% to 8.4%. Additionally, on March 14, 2022, we sold our remaining 2 million shares at fair value for $26 million and recorded a loss on the change in fair value of $34 million during the six months ended June 30, 2022, which is included within Other income (loss) on our Statements of Operations.
Pompano Joint Venture
In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with our input and will submit it for our review and approval. In June 2021, the joint venture issued a capital call and we contributed $3 million, for a total of $4 million in cash since inception of the joint venture. On February 12, 2021, we contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million and we have no further obligation to contribute additional real estate or cash as of June 30, 2022. We entered into a short-term lease agreement in February 2021, which we can cancel at any time, to lease back a portion of the land from the joint venture.
While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. We participate evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other operating costs, net on our Statements of Operations. As of June 30, 2022 and December 31, 2021, our investment in the joint venture is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
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

Presentation of Financial Information
The presentation of financial information included in this Item 2 for the periods after our acquisition of William Hill on April 22, 2021 and the acquisition of an additional interest in Horseshoe Baltimore on August 26, 2021, is not fully comparable to the periods prior to the respective acquisitions. In addition, the presentation of financial information herein for the periods after the sale of various properties is not fully comparable to the periods prior to their respective sale dates. See “Reportable Segments” above for a discussion of changes to the Company’s reportable segments.
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
Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results for the three and six months ended June 30, 2022 and 2021.
Acquisition and Transaction Costs
•William Hill Acquisition – On April 22, 2021, we consummated our previously announced acquisition of the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill PLC, in an all-cash transaction of £2.9 billion, or approximately $3.9 billion. We recognized acquisition-related transaction costs of $7 million and $62 million for the three months ended June 30, 2022 and 2021, respectively, and $8 million and $67 million for the six months ended June 30, 2022 and 2021, respectively, excluding additional transaction costs associated with the sale of William Hill International.
~~•~~Consolidation of Horseshoe Baltimore – On August 26, 2021, we increased our ownership interest in Horseshoe Baltimore to approximately 75.8%. Prior to the purchase, we held an interest in Horseshoe Baltimore of approximately 44.3% which was accounted for as an equity method investment. Subsequent to the change in ownership, we were determined that we have a controlling financial interest and have consolidated the operations of Horseshoe Baltimore. As discussed in the section above, the operations post consolidation are not fully comparable to the prior periods.
Divestitures and Discontinued Operations
•Divestitures and Discontinued Operations – See “Overview” section above for detail on properties divested or held for sale, including related discontinued operations.

Other Significant Factors
•Economic Factors Impacting Discretionary Spending – Gaming and other leisure activities we offer represent discretionary expenditures which may be sensitive to economic downturns. The resurgence of the Omicron variant of COVID-19 continued to impact the beginning of the year, however, many of our properties experienced positive trends during much of the six months ended June 30, 2022 including higher hotel occupancy, particularly in Las Vegas, and increased gaming and food and beverage volumes coupled with improved product mix. During 2021, mandates and restrictions on maximum capacities and amenities available were eased, discretionary consumer spending was supplemented via governmental stimulus, and pent-up consumer demand from the prolong impact of COVID-19 resulted in strong results across our properties. As a result, our results of operations remain comparable to pre-pandemic years, however, specifically within our Regional segment, are slightly down to the comparative prior year period.

In addition to the effects of the increase in consumer discretionary spend in the prior year primarily attributable to government stimulus programs, we are monitoring the trend in higher inflation in the current year and the possible implications on certain customers most affected by lower discretionary income. Although we have seen some reduced visitation from those customers, those not as affected by inflation remain steady or have slightly improved.
•Construction Disruption – In late August 2020, our Regional segment was negatively impacted by Hurricane Laura, causing severe damage to Lake Charles, which will remain closed until the fourth quarter of 2022 when construction of a new land-based casino, Horseshoe Lake Charles, is expected to be complete. During the six months ended June 30, 2022, we reached a final settlement agreement with the insurance carriers for $128 million, before our insurance deductible of $25 million. We recorded a gain of $38 million and $22 million during the six months ended June 30, 2022 and 2021, respectively, which are included in Transaction and other operating costs, net in our Statements of Operations, as proceeds received for the cost to replace damaged property were in excess of the respective carrying value of the assets. Construction disruption has also been experienced within our Regional segment as we are currently performing significant renovations, remodeling and rebranding of certain properties. See further discussion below within Liquidity and Capital Resources.
•Caesars Sportsbook and Caesars Racebook – In connection with the launch and rebranding of the Caesars Sportsbook app, our Caesars Digital segment initiated a significant marketing campaign with distinguished actors, former athletes and other media personalities. As new states and jurisdictions have legalized sports betting, we have made significant upfront investments which have been executed through marketing campaigns and promotional incentives to acquire new customers and establish ourselves as an industry leader. For example, in connection with the launch of our Caesars Sportsbook app in the state of New York on January 8, 2022 and Louisiana on January 28, 2022, we experienced negative net revenue at the beginning of 2022 resulting from a substantial amount of bonus cash and matched deposits issued to customers as sign-on incentives, which exceeded our gaming win. Our level of investment and types of incentives provided are discretionary and are not expected to continue at elevated levels subsequent to the initial launch period. In addition, as our Caesars Racebook launches in new states and jurisdictions, we may offer deposit matching incentives to new users. A significant portion of our marketing and promotional costs are variable and we continue to monitor and adjust our level of investment based on jurisdiction specific conditions, customer behaviors, and results observed from prior state launches.

Results of Operations
The following table highlights the results of our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Net revenues:
Las Vegas	$1,142	$855	$2,056	$1,352
Regional	1,455	1,490	2,818	2,681
Caesars Digital	152	86	99	125
Managed and Branded	74	66	140	127
Corporate and Other (a)	(2)	5	—	9
Total	$2,821	$2,502	$5,113	$4,294

Net income (loss)	$(121)	$72	$(801)	$(352)

Adjusted EBITDA (b):
Las Vegas	$547	$423	$947	$585
Regional	513	602	972	995
Caesars Digital	(69)	(5)	(623)	(7)
Managed and Branded	22	26	42	47
Corporate and Other (a)	(35)	(42)	(64)	(81)
Total	$978	$1,004	$1,274	$1,539

Net income (loss) margin	(4.3)%	2.9%	(15.7)%	(8.2)%
Adjusted EBITDA margin	34.7%	40.1%	24.9%	35.8%
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
Consolidated comparison of the three and six months ended June 30, 2022 and 2021
Net Revenues
Net revenues were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Casino and pari-mutuel commissions	$1,549	$1,571	$(22)	(1.4)%	$2,841	$2,798	$43	1.5%
Food and beverage	422	281	141	50.2%	761	450	311	69.1%
Hotel	519	396	123	31.1%	902	611	291	47.6%
Other	331	254	77	30.3%	609	435	174	40.0%
Net Revenues	$2,821	$2,502	$319	12.7%	$5,113	$4,294	$819	19.1%
Despite the resurgence of the Omicron variant during the beginning of 2022, consolidated net revenues increased for the three and six months ended June 30, 2022 as compared to the same prior year periods. The Company’s net revenues have benefited from increased gaming volumes, hotel occupancy, and food and beverage offerings, particularly in Las Vegas. The Company continues to remain strategic with new food and beverage offerings with a focus on operating margins. Live entertainment events and conventions continue to increase year over year following the prolonged impacts from COVID-19. Additionally, the consolidation of Horseshoe Baltimore on August 26, 2021 contributed to the increase in net revenues for the three and six months ended June 30, 2022. These increases were offset slightly by negative gaming revenue in our Caesars Digital segment in the first quarter of 2022 and the impact of our recent divestitures, described above.

Operating Expenses
Operating expenses were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Casino and pari-mutuel commissions	$825	$694	$131	18.9%	$1,889	$1,281	$608	47.5%
Food and beverage	242	166	76	45.8%	444	274	170	62.0%
Hotel	134	106	28	26.4%	249	187	62	33.2%
Other	105	79	26	32.9%	193	148	45	30.4%
General and administrative	517	418	99	23.7%	1,016	798	218	27.3%
Corporate	76	76	—	—%	145	142	3	2.1%
Depreciation and amortization	306	301	5	1.7%	606	566	40	7.1%
Transaction and other operating costs, net	14	72	(58)	(80.6)%	(21)	92	(113)	*
Total operating expenses	$2,219	$1,912	$307	16.1%	$4,521	$3,488	$1,033	29.6%
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
Casino, food and beverage, hotel, and other expenses for the three and six months ended June 30, 2022 increased year over year as a result of the William Hill Acquisition and the consolidation of Horseshoe Baltimore. During the six months ended June 30, 2022, advertising costs consisting of television, radio and internet marketing campaigns directly attributable to our Caesars Sportsbook app also contributed to the increase in Casino and pari-mutuel commissions, particularly during the launch of the app in New York and Louisiana during the first quarter. These increases were partially offset as we scaled back our advertising efforts during the three months ended June 30, 2022 and continue to identify more efficient methods to manage marketing and promotional spend and reduce gaming expenses within our Las Vegas and Regional segments. We also continue to focus on labor efficiencies to manage rising labor costs. Moreover, we have managed recent increases in food costs by focusing on efficiencies within food and beverage venues and menu options.
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
General and administrative expenses and depreciation and amortization expense increased for the three and six months ended June 30, 2022 as compared to the same prior year period, mainly due to the William Hill Acquisition and the consolidation of Horseshoe Baltimore.
Transaction and other operating costs decreased for the three and six months ended June 30, 2022 as compared to the same prior year period due a gain of approximately $38 million as proceeds received for the Lake Charles property damage were in excess of the respective carrying value of the assets. Additionally, no significant acquisition related transaction costs were incurred during the year as compared to the William Hill Acquisition in the prior year.

Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Interest expense, net	$(559)	$(576)	$17	3.0%	$(1,111)	$(1,155)	$44	3.8%
Loss on extinguishment of debt	—	(23)	23	100.0%	—	(23)	23	100.0%
Other income (loss)	45	110	(65)	(59.1)%	49	(23)	72	*
Benefit (provision) for income taxes	(52)	1	(53)	*	55	77	(22)	(28.6)%
___________________
*    Not meaningful.
Interest expense, net decreased for the three and six months ended June 30, 2022, as compared to the same prior year period due to the extinguishment of 5% Convertible Notes in June 2021, partial repurchase of the CEI Senior Notes completed in October 2021, the repricing of CRC Incremental Term Loan in September 2021 and partial repurchases of CEI Senior Notes and CRC Senior Secured Notes during the three months ended June 30, 2022. Additionally, on September 24, 2021, the Company issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029. Proceeds from the issuance of the Senior Notes, as well as cash on hand, was used to repay the $1.7 billion aggregate principal amount of 5.25% CRC Notes. These decreases were offset slightly by the consolidation of debt held by Horseshoe Baltimore.
Loss on extinguishment of debt decreased for the three and six months ended June 30, 2022, as compared to the same prior year period due to the early extinguishment of the 5% Convertible Notes and the related discount on the settlement date, which was June 29, 2021.
For the three and six months ended June 30, 2022, other income (loss) primarily consisted of a gain related to the resolution of a portion of disputed claims liability related to Former Caesars’ bankruptcy and a change in the fair value of foreign exchange forward contracts, offset by the change in fair value of investments. For the three and six months ended June 30, 2021, other income (loss) primarily consisted of a loss on the change in fair value of a derivative liability, offset by a foreign exchange transaction gain.
The income tax benefit (provision) for the three and six months ended June 30, 2022 differed from the expected income tax benefit (provision) based on the federal tax rate of 21% primarily due to a true-up adjustment related to the tax impact of the settlement of preexisting relationships upon the acquisition of William Hill in 2021.
The income tax benefit (provision) for the three and six months ended June 30, 2021 differed from the expected income tax benefit (provision) based on the federal tax rate of 21% due to the tax impacts of; (i) changes in certain U.S. state tax laws and the United Kingdom tax rate, each enacted in June 2021, (ii) certain income and deductions that are not tax benefited, and (iii) the reclassification of Horseshoe Hammond from held for sale.

Segment comparison of the three and six months ended June 30, 2022 and 2021
Las Vegas Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Revenues:
Casino and pari-mutuel commissions	$315	$315	$—	—%	$606	$541	$65	12.0%
Food and beverage	291	171	120	70.2%	511	255	256	100.4%
Hotel	358	242	116	47.9%	624	357	267	74.8%
Other	178	127	51	40.2%	315	199	116	58.3%
Net Revenues	$1,142	$855	$287	33.6%	$2,056	$1,352	$704	52.1%

Table game drop	$903	$789	$114	14.4%	$1,704	$1,369	$335	24.5%
Table game hold %	20.8%	17.4%		3.4 pts	21.3%	18.5%		2.8 pts
Slot handle	$2,669	$2,823	$(154)	(5.5)%	$5,157	$4,585	$572	12.5%

Hotel occupancy	96.6%	89.0%		7.6 pts	89.8%	75.4%		14.4 pts

Adjusted EBITDA	$547	$423	$124	29.3%	$947	$585	$362	61.9%
Adjusted EBITDA margin	47.9%	49.5%		(1.6) pts	46.1%	43.3%		2.8 pts

Net income attributable to Caesars	$313	$184	$129	70.1%	$481	$117	$364	*
___________________
*    Not meaningful.
For the three and six months ended June 30, 2022, the Las Vegas segment’s net revenues and Adjusted EBITDA increased year over year. Despite the negative impact of the resurgence of the Omicron variant of COVID-19 on the beginning of 2022, including cancellations and postponements of significant entertainment offerings, events and conventions, the Las Vegas segment experienced strong, positive trends year over year with increases in hotel occupancy and higher gaming and food and beverage volumes. For the three and six months ended June 30, 2022, slot win percentage in the Las Vegas segment was within our typical range.
Regional Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Revenues:
Casino and pari-mutuel commissions	$1,098	$1,178	$(80)	(6.8)%	$2,168	$2,145	$23	1.1%
Food and beverage	131	109	22	20.2%	250	193	57	29.5%
Hotel	161	154	7	4.5%	278	254	24	9.4%
Other	65	49	16	32.7%	122	89	33	37.1%
Net Revenues	$1,455	$1,490	$(35)	(2.3)%	$2,818	$2,681	$137	5.1%

Table game drop	$1,059	$1,140	$(81)	(7.1)%	$2,117	$2,117	$—	—%
Table game hold %	22.9%	20.9%		2 pts	22.6%	20.9%		1.7 pts
Slot handle	$10,929	$12,190	$(1,261)	(10.3)%	$21,341	$22,132	$(791)	(3.6)%

Adjusted EBITDA	$513	$602	$(89)	(14.8)%	$972	$995	$(23)	(2.3)%
Adjusted EBITDA margin	35.3%	40.4%		(5.1) pts	34.5%	37.1%		(2.6) pts

Net income attributable to Caesars	$145	$251	$(106)	(42.2)%	$269	$316	$(47)	(14.9)%

Regional segment’s Adjusted EBITDA, Adjusted EBITDA margin, and gaming volumes decreased for the three and six months ended June 30, 2022 compared to the same prior year period. The reduction in mandates and restrictions, combined with pent up consumer demand and supplemental discretionary spend from governmental stimulus resulted in strong results during 2021. Performance among our Regional properties was affected by a resurgence of the Omicron variant of COVID-19 in the beginning of 2022, however, the Regional segment subsequently experienced positive results due to increased food and beverage offerings and an increase in banquets. Although net revenues are up for the six months ended June 30, 2022, the second quarter experienced softening as customers’ discretionary spending has been impacted when compared to the prior year period, which benefited from government stimulus programs. We are monitoring these trends in the current year and the possible implications on certain customers most affected by lower discretionary income. Although we have seen some reduced visitation from those customers, those not as affected by inflationary pressures remain steady or have slightly improved. In addition, certain of our properties have experienced increased competition with the opening of a new casino resort in Gary, Indiana. Further, renovations and capital projects at Harrah’s New Orleans and Atlantic City properties have led to slight disruptions in operations. Despite these headwinds, and the impact of our recent divestitures described above, our results of operations remain strong as compared to pre-pandemic years. The consolidation of Horseshoe Baltimore has also had a positive impact to our results.
Table game hold percentage in the Regional segment for the three and six months ended June 30, 2022 was slightly higher than our typical range. Slot win percentage in the Regional segment for the three and six months ended June 30, 2022 was within our typical range.
Caesars Digital Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Revenues:
Casino and pari-mutuel commissions (a)	$137	$78	$59	75.6%	$68	$112	$(44)	(39.3)%
Other	15	8	7	87.5%	31	13	18	138.5%
Net Revenues	$152	$86	$66	76.7%	$99	$125	$(26)	(20.8)%

Sports betting handle (b)	$2,631	$900	$1,731	192.3%	$7,321	$913	$6,408	*
Sports betting hold %	4.6%	5.6%		(1) pts	4.8%	5.5%		(0.7) pts

iGaming handle	$2,090	$1,218	$872	71.6%	$4,267	$2,287	$1,980	86.6%
iGaming hold %	3.3%	3.3%		(0) pts	3.2%	3.4%		(0.2) pts

Adjusted EBITDA	$(69)	$(5)	$(64)	*	$(623)	$(7)	$(616)	*
Adjusted EBITDA margin	(45.4)%	(5.8)%		(39.6) pts	*	(5.6)%		*

Net loss attributable to Caesars	$(116)	$(22)	$(94)	*	$(692)	$(30)	$(662)	*
___________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and poker of $66 million and $19 million for the three months ended June 30, 2022 and 2021, respectively, and $439 million and $30 million for the six months ended June 30, 2022 and 2021, respectively. Promotional and complimentary incentives for poker were $8 million and $3 million for the three months ended June 30, 2022 and 2021, respectively, and $13 million and $5 million for the six months ended June 30, 2022 and 2021, respectively.
(b)Caesars Digital generated an additional $261 million and $129 million of sports betting handle, for the three months ended June 30, 2022 and 2021, respectively, and $604 million and $129 million for the six months ended June 30, 2022 and 2021, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 7.7% and 9.1%, for the three months ended June 30, 2022 and 2021, respectively, and 8.7% and 9.1% for the six months ended June 30, 2022 and 2021, respectively. Sports betting handle includes $14 million and $12 million for the three months ended June 30, 2022 and 2021, respectively, and $27 million and $12 million for the six months ended June 30, 2022 and 2021, respectively, related to horse racing and pari-mutuel wagers.

Caesars Digital includes Caesars’ operations for retail and mobile sports betting, online casino, and poker, which includes our Caesars Sportsbook app and our Caesars Racebook app. Caesars Digital’s sports betting handle and iGaming handle increased significantly for the three and six months ended June 30, 2022 compared to the same prior year period due to the William Hill Acquisition, the launch of our new Caesars Sportsbook app in 2021, and the expansion of sports betting into additional states subsequent to the acquisition. Net Revenues increased during the three months ended June 30, 2022, as we significantly scaled back promotions such as cash bonuses and matched deposits offered to new customers as sign-on incentives as compared to those offered in the first quarter with the launch of the Caesars Sportsbook app in New York and Louisiana. Outside of these promotional launch periods, we continue to rationalize our promotional and marketing spend and reduce gaming expenses.
We expect to continue to expand into new states and jurisdictions with our apps, our Caesars branded sportsbooks, and our iGaming applications, to the extent such jurisdictions allow. During significant promotional periods, such as entering these new jurisdictions, we may deploy a significant level of marketing spend to build brand awareness and acquire and retain customers.
As sports betting and online casinos expand through increased state legalization and customer adoption, increases in marketing and promotional costs in highly competitive markets may negatively impact Caesars Digital’s net revenues, Adjusted EBITDA and margin in comparison to prior periods. These periods are not expected to be long in duration as we use our discretion to determine the level of investment for a particular jurisdiction.
Managed and Branded Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Revenues:
Food and beverage	$—	$1	$(1)	(100.0)%	$—	$2	$(2)	(100.0)%
Other	74	65	9	13.8%	140	125	15	12.0%
Net Revenues	$74	$66	$8	12.1%	$140	$127	$13	10.2%

Adjusted EBITDA	$22	$26	$(4)	(15.4)%	$42	$47	$(5)	(10.6)%
Adjusted EBITDA margin	29.7%	39.4%		(9.7) pts	30.0%	37.0%		(7) pts

Net income (loss) attributable to Caesars	$(132)	$(13)	$(119)	*	$(343)	$2	$(345)	*
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

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Reimbursable management revenue	$52	$40	$12	30.0%	$98	$80	$18	22.5%
Reimbursable management cost	52	40	12	30.0%	98	80	18	22.5%
In connection with the closing of the sale of Caesars Southern Indiana on September 3, 2021, the Company and the Eastern Band of Cherokee Indians extended their existing relationship by entering into a 10-year brand license agreement for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. Caesars Southern Indiana was previously reported within the Regional segment and subsequent to the sale, as a result of the license agreement, is reported within the Managed and Branded segment. The increase was slightly offset by the consolidation of Horseshoe Baltimore beginning in the third quarter of 2021. The operations of the property are included in the Regional segment and management revenue is eliminated upon consolidation.

Corporate & Other

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Revenues:
Casino and pari-mutuel commissions	$(1)	$—	$(1)	*	$(1)	$—	$(1)	*
Other	(1)	5	(6)	*	1	9	(8)	(88.9)%
Net Revenues	$(2)	$5	$(7)	*	$—	$9	$(9)	(100.0)%

Adjusted EBITDA	$(35)	$(42)	$7	16.7%	$(64)	$(81)	$17	21.0%
___________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Six Months Ended June 30, 2022 and 2021
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense, net of interest capitalized, (benefit) provision for income taxes, (gain) loss on investments and marketable securities, depreciation and amortization, stock-based compensation, impairment charges, transaction expenses, severance expense, selling costs associated with the divestitures of properties, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss related to divestitures, changes in the fair value of certain derivatives and certain non-recurring expenses such as sign-on and retention bonuses, business optimization expenses and transformation expenses, certain litigation awards and settlements, contract exit or termination costs, and certain regulatory settlements. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). It is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our leases with affiliates of GLPI and VICI and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following tables summarize our Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021, respectively, in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended June 30,
(In millions)	2022	2021
Net income (loss) attributable to Caesars	$(123)	$71
Net income attributable to noncontrolling interests	2	1
Discontinued operations, net of income taxes	157	30
(Benefit) provision for income taxes	52	(1)
Other income (a)	(45)	(110)
Loss on extinguishment of debt	—	23
Interest expense, net	559	576
Depreciation and amortization	306	301
Transaction and other operating costs, net (b)	14	72
Stock-based compensation expense	26	20
Other items (c)	30	21
Adjusted EBITDA	978	1,004
Pre-consolidation, pre-acquisition, and pre-disposition EBITDA, net (d)	—	7
Total Adjusted EBITDA	$978	$1,011

	Six Months Ended June 30,
(In millions)	2022	2021
Net loss attributable to Caesars	$(803)	$(352)
Net income attributable to noncontrolling interests	2	—
Discontinued operations, net of income taxes	386	34
Benefit for income taxes	(55)	(77)
Other (income) loss (a)	(49)	23
Loss on extinguishment of debt	—	23
Interest expense, net	1,111	1,155
Depreciation and amortization	606	566
Transaction and other operating costs, net (b)	(21)	92
Stock-based compensation expense	51	43
Other items (c)	46	32
Adjusted EBITDA	1,274	1,539
Pre-consolidation, pre-acquisition, and pre-disposition EBITDA, net (d)	—	(7)
Total Adjusted EBITDA	$1,274	$1,532
____________________
(a)Other income for the three and six months ended June 30, 2022 primarily represents the net change in fair value of investments held by the Company, foreign exchange forward contracts, and the changes in the disputed claims liability related to Former Caesars’ bankruptcy prior to the Merger. Other (income) loss for the three and six months ended June 30, 2021 primarily represents a gain in the change of fair value of the Company’s investment in NeoGames offset by a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes.
(b)Transaction and other operating costs, net for the three and six months ended June 30, 2022 primarily represents a gain resulting from insurance proceeds received in excess of the respective carrying value of the assets damaged at Lake Charles by Hurricane Laura in Q1 2022 partially offset by various contract or license termination costs. Transaction and other operating costs, net for the three and six months ended June 30, 2021 primarily represent costs related to the William Hill Acquisition and the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
(c)Other items primarily represent certain consulting and legal fees, rent for non-operating assets, relocation expenses, retention bonuses, and business optimization expenses.
(d)Results of operations for Horseshoe Baltimore for periods prior to the consolidation resulting from the Company’s increase in its ownership interest on August 26, 2021 and William Hill prior to its acquisition on April 22, 2021 are added to Adjusted EBITDA. The results of operations for MontBleu, Evansville, and Belle of Baton Rouge prior to divestiture are subtracted from Adjusted EBITDA. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors for the periods presented. The additional financial information is included to enable the comparison of current results with results of prior periods.

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
As of June 30, 2022, our cash on hand and revolving borrowing capacity was as follows:

(In millions)	June 30, 2022
Cash and cash equivalents	$997
Revolver capacity (a)	2,180
Revolver capacity committed to letters of credit	(77)
Available revolver capacity committed as regulatory requirement	(48)
Total	$3,052
___________________
(a)Revolver capacity includes $1,145 million under our CEI Revolving Credit Facility, as amended, maturing in July 2025, $1,025 million under our CRC Revolving Credit Facility, maturing in December 2022 and $10 million under our Baltimore Revolving Credit Facility, as amended, maturing in July 2023.
During the six months ended June 30, 2022, our operating activities generated operating cash inflows of $116 million, as compared to operating cash inflows of $672 million during the six months ended June 30, 2021 due to the results of operations described above. In addition, as a result of our debt reduction and the reduction in our borrowing rates, our interest rate payments have been reduced.
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
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary, the Bridge Facility Borrower, entered into the Bridge Credit Agreement with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing. The Bridge Credit Agreement provides for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility. The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The proceeds of the revolving credit facility under the Bridge Credit Agreement may be used for working capital and general corporate purposes. The £1.5 billion Interim Facilities Agreement entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, the Company repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million. On July 1, 2022, outstanding borrowings under the Bridge Credit Agreement were repaid immediately following the sale of William Hill International, all of which were held for sale as of the date of the closing of the William Hill Acquisition and are reflected within discontinued operations. Certain investments acquired have been excluded from the held for sale asset group. On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. In order to manage the risk of changes in the GBP denominated sales price and expected proceeds, the Company entered into foreign exchange forward contracts. On April 7, 2022, the Company amended the agreement to sell the non-US assets of William Hill to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. The amended agreement reflects a £250 million reduction in consideration payable at closing and up to £100 million as deferred consideration to be paid to the Company, subject to 888 Holdings Plc meeting certain 2023 financial targets. During the three and six months ended June 30, 2022, the Company recorded impairments to assets held for sale of $174 million and $503 million, respectively, within discontinued operations based on the revised and final sales prices.

On July 1, 2022 the Company completed the sale of William Hill International to 888 Holdings Plc. After the repayment of the Bridge Credit Agreement, other permitted leakage, and the settlement of related forward contracts, Caesars received net proceeds of $730 million. Including open market repurchases during the second quarter and subsequent repurchases and repayments in July 2022, the Company utilized all $730 million to reduce the Company’s outstanding debt.
We expect that our primary capital requirements going forward will relate to the expansion and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Master Lease, the VICI Leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the remainder of 2022 are expected to increase compared to prior periods as a result of increased expansion projects, the rebranding of certain properties, implementation and migration of our Caesars Sportsbook and iGaming applications in certain states to our Liberty platform, and continued investment into new markets with our Caesars Sportsbook and iGaming applications in our Caesars Digital segment. In addition, we may, from time to time, seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
We continue to expand into new markets with projects such as Caesars Virginia, which is expected to be a $500 million premier destination resort casino. The property plans to include a 500 room hotel and casino including slot machines, table games, WSOP Room and Caesars Sportsbook. Additionally, Caesars announced the plans to expand into Nebraska with the development of a Harrah’s casino and racetrack.
In 2020, we funded $400 million to escrow as of the closing of the Merger and have begun to utilize those funds in accordance with a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash in Other assets, net. As of June 30, 2022, our restricted cash balance in the escrow account was $189 million for future capital expenditures in New Jersey.
As a condition of the extension of the casino operating contract and ground lease for Harrah’s New Orleans, we are also required to make a capital investment of $325 million in Harrah’s New Orleans by July 15, 2024. The capital investment will include a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340 room hotel tower as we are also in the process of rebranding the property as Caesars New Orleans. We expect to meet our required investment as the project has a current capital plan of $430 million as of June 30, 2022. Total capital expenditures have been $64 million since the project began.
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm severely damaging the Isle of Capri Casino Lake Charles. During the six months ended June 30, 2022, the Company reached a final settlement agreement with the insurance carriers for a total amount of $128 million, before our insurance deductible of $25 million, of which $100 million has been received by the Company related to damaged fixed assets and remediation costs and business interruption. The remaining $3 million is included in Accounts receivable, net and is expected to be received in the third quarter of 2022. The property will remain closed until the fourth quarter of 2022 when construction of a new land-based casino, Horseshoe Lake Charles, is expected to be complete.
Cash spent for capital expenditures totaled $471 million and $177 million for the six months ended June 30, 2022 and 2021, respectively. The following table summarizes our capital expenditures for the six months ended June 30, 2022, and an estimated range of capital expenditures for the remainder of 2022:

	Six Months Ended June 30, 2022	Estimate of Remaining Capital Expenditures for 2022
(In millions)	Actual	Low	High
Atlantic City	$108	$130	$150
Indiana racing operations	3	—	5
Total estimated capital expenditures from restricted cash	111	130	155
Growth and renovation projects	197	405	560
Caesars Digital	58	55	75
Maintenance projects	105	185	235
Total estimated capital expenditures from unrestricted cash and insurance proceeds	360	645	870
Total	$471	$775	$1,025

A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $484 million for the remainder of 2022, excluding the early extinguishment of debt in July 2022, which we estimate would reduce our debt service payments for the remainder of 2022 by approximately $20 million based on projected rates as of June 30, 2022, for our variable rate debt subject to changes in LIBOR. We also lease certain real property assets from third parties, including VICI and GLPI. We estimate our lease payments to VICI and GLPI to be approximately $600 million for the remainder of 2022.
The Company periodically divests assets to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities.
On May 5, 2022, the Company consummated the sale of the equity interests of Baton Rouge to CQ Holding Company, Inc., subject to a customary working capital adjustment.
If the agreed upon selling price for future divestitures does not exceed the carrying value of the assets, we may be required to record additional impairment charges in future periods which may be material.
We expect that our current liquidity, cash flows from operations, availability of borrowings under committed credit facilities and proceeds from the announced asset sales will be sufficient to fund our operations, capital requirements and service our outstanding indebtedness for the next twelve months. However, we cannot be certain that the COVID-19 public health emergency will not adversely affect our business, financial condition and results of operations in the future, or cause disruption in the financial markets that could adversely affect ability to access additional capital.
Debt and Master Lease Covenant Compliance
The CRC Credit Agreement, the CEI Revolving Credit Facility, the Baltimore Term Loan, the Baltimore Revolving Credit Facility and the indentures related to the CEI Senior Secured Notes, the CEI Senior Notes, the CRC Senior Secured Notes and the Senior Notes contain covenants which are standard and customary for these types of agreements.
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
The Bridge Credit Agreement associated with the completed divestiture of William Hill International, which was presented within liabilities held for sale as of June 30, 2022, included a financial covenant requiring the Bridge Facility Borrower to comply with a maximum total net leverage ratio of 10.50 to 1.00. The borrowings under the Bridge Credit Agreement were guaranteed by the Bridge Facility Borrower and the Bridge Facility Borrower’s material wholly-owned subsidiaries (subject to exceptions), and were secured by a pledge of substantially all of the existing and future property and assets of the Bridge Facility Borrower and the guarantors (subject to exceptions). The outstanding debt under the Bridge Credit Agreement was fully repaid upon closing of the sale of William Hill International on July 1, 2022. Additionally, no financial covenants were related to the $850 million of debt from the two trust deeds assumed in the William Hill Acquisition, which are also held for sale as of June 30, 2022. The two trust deeds were included within liabilities held for sale, which were disposed of on July 1, 2022 with the completion of the sale of William Hill International.
As of June 30, 2022, we were in compliance with all of the applicable financial covenants described above.
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

As of June 30, 2022, we have acquired 223,823 shares of common stock under the program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the six months ended June 30, 2022 and 2021.
Contractual Obligations
There have been no other material changes during the six months ended June 30, 2022 to our contractual obligations as disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. See Note 8 to our unaudited Financial Statements, which is included elsewhere in this report, for additional information regarding contractual obligations.
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
As of June 30, 2022, long-term variable-rate borrowings totaled $6.5 billion under the CRC term loans and the Baltimore term loan and no amounts were outstanding under the CEI Revolving Credit Facility, CRC Revolving Credit Facility or Baltimore Revolving Credit Facility. Long-term variable-rate borrowings under the CRC term loans and the Baltimore term loan represented approximately 46% of consolidated long-term debt as of June 30, 2022. We have entered into four interest rate swap agreements to fix the interest rate on $1.3 billion of variable rate debt, and $5.2 billion of debt remains subject to variable interest rates for the term of the agreements. During the six months ended June 30, 2022, the weighted average interest rates on our variable and fixed rate debt were 4.07% and 6.40%, respectively.
LIBOR was discontinued by lending institutions after December 31, 2021 for new debt agreements and after June 30, 2023 no additional LIBOR rates are expected to be available. We have variable rate debt instruments which are subject to LIBOR interest rates plus a margin or a base rate plus a margin. Our CRC term loans and CEI Revolving Credit Facility contain LIBOR replacement provisions in the event that LIBOR is no longer available. We intend to work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR. Our interest rate swaps mature on December 31, 2022.
The Company has entered into foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP. As of June 30, 2022 the Company has one contract related to the expected proceeds of the sale of the international operations. During the three months ended June 30, 2022 and 2021, the Company recorded total gains of $55 million and $9 million, respectively, and $76 million and $10 million for the six months ended June 30, 2022 and 2021, respectively, related to forward contracts. The remaining forward contract was settled in connection with the completion of the sale of William Hill International on July 1, 2022.
We evaluate our exposure to market risk by monitoring interest rates in the marketplace and have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes.

There were no other material quantitative changes in our market risk exposure, or how such risks are managed, for the six months ended June 30, 2022.
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
The Company is in the process of integrating William Hill US into our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed.
Excluding the William Hill Acquisition, there were no changes in our internal controls over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Any forward-looking statements are based upon underlying assumptions, including any assumptions mentioned with the specific statements that are in turn based upon internal estimates and analyses of market conditions and trends, management plans and strategies, economic conditions and other factors. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, and are subject to change. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend upon future circumstances that may not occur. These risks and uncertainties include: (a) the extent and duration of the impact of COVID-19, inflation, increased fuel prices, supply chain shortages, labor shortages and other economic and market conditions, including changes in consumer discretionary spending resulting from such factors, on our business, financial results and liquidity; (b) our ability to successfully operate our digital betting and iGaming platform and expand its user base; (c) risks associated with our leverage and our ability to reduce our leverage; (d) the effects of competition, including new competition in certain of our markets, on our business and results of operations; and (e) additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q and our most recent Annual Reports on Form 10-K as filed with the Securities and Exchange Commission. Actual results may differ materially from any future results, performance or achievements expressed or implied by such statements and forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved.
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
Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to those risk factors during the six months ended June 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Composite Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 10-Q filed on August 4, 2021.

3.2	Amended and Restated Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on August 1, 2022.

10.1
Second Amendment to Credit Agreement, dated as of June 22, 2022, by and among Caesars Cayman Finance Limited, Caesars UK Holdings Limited, the lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent.
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

CAESARS ENTERTAINMENT, INC.

Date: August 3, 2022	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2022	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)