Form 10-Q
period 2022-09-30
Caesars Entertainment, Inc.
filed 2022-11-02
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of October 27, 2022 was 214,566,105.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$944	$1,070
Restricted cash and investments	136	319
Accounts receivable, net	506	472
Inventories	46	42
Prepayments and other current assets	304	290
Assets held for sale	—	3,771
Total current assets	1,936	5,964
Investment in and advances to unconsolidated affiliates	96	158
Property and equipment, net	14,592	14,601
Gaming rights and other intangibles, net	4,779	4,920
Goodwill	11,082	11,076
Other assets, net	1,109	1,312
Total assets	$33,594	$38,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$300	$254
Accrued interest	229	320
Accrued other liabilities	1,827	1,973
Current portion of long-term debt	70	70
Liabilities related to assets held for sale	—	2,680
Total current liabilities	2,426	5,297
Long-term financing obligation	12,565	12,424
Long-term debt	12,857	13,722
Deferred income taxes	982	1,111
Other long-term liabilities	872	936
Total liabilities	29,702	33,490
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	3,838	4,480
Noncontrolling interests	54	61
Total stockholders’ equity	3,892	4,541
Total liabilities and stockholders’ equity	$33,594	$38,031
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
REVENUES:
Casino and pari-mutuel commissions	$1,605	$1,510	$4,446	$4,308
Food and beverage	411	347	1,172	797
Hotel	544	511	1,446	1,122
Other	327	317	936	752
Net revenues	2,887	2,685	8,000	6,979
EXPENSES:
Casino and pari-mutuel commissions	838	830	2,727	2,111
Food and beverage	240	210	684	484
Hotel	142	130	391	317
Other	105	114	298	262
General and administrative	529	486	1,545	1,284
Corporate	63	86	208	228
Depreciation and amortization	304	276	910	842
Transaction and other operating costs, net	7	21	(14)	113
Total operating expenses	2,228	2,153	6,749	5,641
Operating income	659	532	1,251	1,338
OTHER EXPENSE:
Interest expense, net	(569)	(579)	(1,680)	(1,734)
Loss on extinguishment of debt	(33)	(117)	(33)	(140)
Other income (loss)	4	(153)	53	(176)
Total other expense	(598)	(849)	(1,660)	(2,050)
Income (loss) from continuing operations before income taxes	61	(317)	(409)	(712)
Benefit (provision) for income taxes	(8)	90	47	167
Net income (loss) from continuing operations, net of income taxes	53	(227)	(362)	(545)
Discontinued operations, net of income taxes	—	(4)	(386)	(38)
Net income (loss)	53	(231)	(748)	(583)
Net income attributable to noncontrolling interests	(1)	(2)	(3)	(2)
Net income (loss) attributable to Caesars	$52	$(233)	$(751)	$(585)

Net income (loss) per share - basic and diluted:
Basic income (loss) per share from continuing operations	$0.24	$(1.08)	$(1.70)	$(2.60)
Basic loss per share from discontinued operations	—	(0.02)	(1.80)	(0.18)
Basic income (loss) per share	$0.24	$(1.10)	$(3.50)	$(2.78)
Diluted income (loss) per share from continuing operations	$0.24	$(1.08)	$(1.70)	$(2.60)
Diluted loss per share from discontinued operations	—	(0.02)	(1.80)	(0.18)
Diluted income (loss) per share	$0.24	$(1.10)	$(3.50)	$(2.78)
Weighted average basic shares outstanding	214	214	214	211
Weighted average diluted shares outstanding	215	214	214	211
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income (loss)	$53	$(231)	$(748)	$(583)
Foreign currency translation adjustments	110	(33)	33	(44)
Change in fair market value of interest rate swaps, net of tax	3	11	23	33
Other	—	(3)	1	(1)
Other comprehensive income (loss), net of tax	113	(25)	57	(12)
Comprehensive income (loss)	166	(256)	(691)	(595)
Comprehensive income attributable to noncontrolling interests	(1)	(2)	(3)	(2)
Comprehensive income (loss) attributable to Caesars	$165	$(258)	$(694)	$(597)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Common Stock					Treasury Stock
(In millions)	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Amount	Non controlling Interests	Total Stockholders’ Equity
Balance, December 31, 2020	208	$—	$6,382	$(1,391)	$34	$(9)	$18	$5,034
Issuance of restricted stock units	—	—	23	—	—	—	—	23
Net loss	—	—	—	(423)	—	—	(1)	(424)
Other comprehensive income, net of tax	—	—	—	—	11	—	—	11
Shares withheld related to net share settlement of stock awards	—	—	(14)	—	—	—	—	(14)
Balance, March 31, 2021	208	—	6,391	(1,814)	45	(9)	17	4,630
Issuance of restricted stock units	—	—	21	—	—	—	—	21
Issuance of common stock, net	5	—	454	—	—	(14)	—	440
Net income	—	—	—	71	—	—	1	72
Other comprehensive income, net of tax	—	—	—	—	2	—	—	2
Shares withheld related to net share settlement of stock awards	—	—	(13)	—	—	—	—	(13)
Acquired noncontrolling interest	—	—	—	—	—	—	10	10
Balance, June 30, 2021	213	—	6,853	(1,743)	47	(23)	28	5,162
Issuance of restricted stock units	1	—	20	—	—	—	—	20
Net income (loss)	—	—	—	(233)	—	—	2	(231)
Other comprehensive loss, net of tax	—	—	—	—	(25)	—	—	(25)
Shares withheld related to net share settlement of stock awards	—	—	(6)	—	—	—	—	(6)
Acquired noncontrolling interests	—	—	—	—	—	—	33	33
Balance, September 30, 2021	214	$—	$6,867	$(1,976)	$22	$(23)	$63	$4,953

	Caesars Stockholders’ Equity
	Common Stock					Treasury Stock
(In millions)	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Amount	Non controlling Interests	Total Stockholders’ Equity
Balance, December 31, 2021	214	$—	$6,877	$(2,410)	$36	$(23)	$61	$4,541
Issuance of restricted stock units	—	—	25	—	—	—	—	25
Net loss	—	—	—	(680)	—	—	—	(680)
Other comprehensive loss, net of tax	—	—	—	—	(20)	—	—	(20)
Shares withheld related to net share settlement of stock awards	—	—	(20)	—	—	—	—	(20)
Balance, March 31, 2022	214	—	6,882	(3,090)	16	(23)	61	3,846
Issuance of restricted stock units	—	—	26	—	—	—	—	26
Net income (loss)	—	—	—	(123)	—	—	2	(121)
Other comprehensive loss, net of tax	—	—	—	—	(36)	—	—	(36)
Shares withheld related to net share settlement of stock awards	—	—	(3)	—	—	—	—	(3)
Transactions with noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance, June 30, 2022	214	—	6,905	(3,213)	(20)	(23)	62	3,711
Issuance of restricted stock units	1	—	27	—	—	—	—	27
Net income	—	—	—	52	—	—	1	53
Other comprehensive income, net of tax	—	—	—	—	113	—	—	113
Shares withheld related to net share settlement of stock awards	—	—	(3)	—	—	—	—	(3)
Transactions with noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Balance, September 30, 2022	215	$—	$6,929	$(3,161)	$93	$(23)	$54	$3,892
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$469	$974

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(717)	(313)
Acquisition of William Hill, net of cash acquired	—	(1,551)
Purchase of additional interest in Horseshoe Baltimore, net of cash consolidated	—	(5)
Acquisition of gaming rights and trademarks	(11)	(282)
Proceeds from sale of businesses, property and equipment, net of cash sold	21	709
Proceeds from the sale of investments	121	206
Proceeds from insurance related to property damage	36	44
Investments in unconsolidated affiliates	—	(39)
Net cash used in investing activities	(550)	(1,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	750	1,308
Repayments of long-term debt and revolving credit facilities	(1,761)	(1,125)
Cash paid to settle convertible notes	—	(367)
Financing obligation payments	(1)	—
Debt issuance and extinguishment costs	—	(42)
Taxes paid related to net share settlement of equity awards	(26)	(33)
Net cash used in financing activities	(1,038)	(259)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	(18)	(55)
Cash flows from investing activities	386	(1,453)
Cash flows from financing activities	—	591
Net cash from discontinued operations	368	(917)

Change in cash, cash equivalents and restricted cash classified as assets held for sale	—	10
Effect of foreign currency exchange rates on cash	(29)	31
Decrease in cash, cash equivalents and restricted cash	(780)	(1,392)
Cash, cash equivalents and restricted cash, beginning of period	2,021	4,280
Cash, cash equivalents and restricted cash, end of period	$1,241	$2,888

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$944	$1,072
Restricted cash included in restricted cash and investments	136	302
Restricted and escrow cash included in other assets, net	161	1,166
Cash and cash equivalents and restricted cash held for sale - discontinued operations	—	348
Total cash, cash equivalents and restricted cash	$1,241	$2,888
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,571	$1,528
Income taxes (refunded) paid, net	18	(6)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	118	72
Convertible notes settled with shares	—	440
Land contributed to joint venture	—	61
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
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2021 Annual Report.
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
The Company is a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, the Company grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Tropicana Entertainment, Inc. in 2018. On July 20, 2020, the Company completed a merger with Caesars Entertainment Corporation (“Former Caesars”) pursuant to which Former Caesars became a wholly-owned subsidiary of the Company (the “Merger”) and the Company changed the Company’s ticker symbol on the NASDAQ Stock Market from “ERI” to “CZR.” In addition, on April 22, 2021, the Company completed the acquisition of William Hill PLC (the “William Hill Acquisition”). See below for further discussion of the William Hill Acquisition.
The Company owns, leases, brands or manages an aggregate of 51 domestic properties in 16 states with approximately 52,800 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 47,500 hotel rooms as of September 30, 2022. The Company operates and conducts sports wagering across 26 jurisdictions in North America, 19 of which are mobile for sports betting, and operates regulated online real money gaming businesses in six jurisdictions in North America. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its casino properties’ gaming operations, retail and online sports betting, as well as online gaming, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and mobile sports betting, online horse racing wagering, online casino, and online poker are included within the Caesars Digital segment. The Company has made significant investments into the interactive business with the completion of the Merger and the William Hill Acquisition. In addition, in connection with the launch and rebranding of the Caesars Sportsbook app, our Caesars Digital segment initiated a significant marketing campaign with distinguished actors, former athletes and other media personalities. As new states and jurisdictions have legalized sports betting, we have made significant upfront investments which have been executed through marketing campaigns and promotional incentives to acquire new customers and establish ourselves as an industry leader. During significant promotional periods, such as entering new jurisdictions with our Caesars Sportsbook app, the Company intends to be strategic and apply discretion to determine the duration and the level of investment for a particular jurisdiction. The Caesars Sportsbook app offers numerous pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. Caesars Sportsbook has partnerships with the NFL, NBA, NHL and MLB and is the exclusive odds provider for ESPN and CBS Sports. The Company entered into an exclusive naming-rights partnership to rebrand the Superdome in New Orleans as the Caesars Superdome and intends to continue to create new partnerships among collegiate and professional sports teams. In addition to the Caesars Sportsbook app, the Company and NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., launched the Caesars Racebook app. The Caesars Racebook app provides access for wagers at over 300 racetracks around the world. Wagers placed can earn credits towards the Caesars Rewards program or points which can be redeemed for free wagering credits. The Company expects to continue to expand its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and online horse racing wagering.
The Company has divested certain properties and other assets, including non-core properties and divestitures required by regulatory agencies. See Note 3 for a discussion of properties recently sold and Note 15 for segment information.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
William Hill Acquisition
On September 30, 2020, the Company announced that it had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which the Company would acquire the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction. On the acquisition date, the Company’s intent was to divest of William Hill PLC’s non-U.S. operations, which included the UK and international online divisions and the retail betting shops (collectively, “William Hill International”) was held for sale as of the date of the closing of the William Hill Acquisition with operations reflected within discontinued operations. See Note 3. On April 22, 2021, the Company completed the acquisition of William Hill PLC for £2.9 billion, or approximately $3.9 billion. See Note 2.
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company (the “Bridge Facility Borrower”) entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing (as defined below). The Bridge Credit Agreement provided for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, the Company repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million.
On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. In order to manage the risk of changes in the GBP denominated sales price and expected proceeds, the Company entered into foreign exchange forward contracts. See Note 7. On April 7, 2022, the Company amended the agreement to sell William Hill International to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. The amended agreement reflected a £250 million reduction in consideration payable at closing and up to £100 million as deferred consideration to be paid to the Company, subject to 888 Holdings Plc meeting certain 2023 financial targets. During the nine months ended September 30, 2022, the Company recorded impairments to assets held for sale of $503 million within discontinued operations based on the revised and final sales prices.
On July 1, 2022, the Company completed the sale of William Hill International to 888 Holdings Plc. and outstanding borrowings under the Bridge Credit Agreement were immediately repaid. After the repayment of the Bridge Credit Agreement, other permitted leakage, and the settlement of related forward contracts, Caesars received net proceeds of $730 million. Including open market repurchases and repayments, the Company utilized all $730 million to reduce the Company’s outstanding debt. See Note 9.
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
The presentation of financial information herein for the periods after the Company’s acquisition of William Hill on April 22, 2021 and the acquisition of an additional interest in Horseshoe Baltimore on August 26, 2021 is not fully comparable to the periods prior to the respective acquisitions. In addition, the presentation of financial information herein for the periods after the Company’s sales of various properties is not fully comparable to the periods prior to their respective sale dates. See Note 2 for further discussion of the acquisitions and related transactions and Note 3 for properties recently sold. Additionally, certain reclassifications of prior year presentations have been made to conform to the current period presentation.

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
We consider ourselves the primary beneficiary of a VIE when we have both the power to direct the activities that most significantly affect the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. We review investments for VIE consideration if a reconsideration event occurs to determine if the investment qualifies, or continues to qualify, as a VIE. If we determine an investment qualifies, or no longer qualifies, as a VIE, there may be a material effect to our Financial Statements.
Developments Related to COVID-19
Despite the resurgence of the COVID-19 Omicron variant at the beginning of the year, operations at many of our properties experienced positive trends during much of the nine months ended September 30, 2022, including higher hotel occupancy, particularly in Las Vegas, and increased gaming and food and beverage volumes. The reduction in mandates and restrictions, combined with pent up consumer demand and supplemental discretionary spend from governmental stimulus, resulted in strong results across our properties during 2021. Future variants, mandates or restrictions imposed by various regulatory bodies are uncertain and could have a significant impact on our future operations.
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
On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. On April 7, 2022, the Company amended the agreement to sell William Hill International to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. During the nine months ended September 30, 2022, the Company recorded impairments to assets held for sale of $503 million within discontinued operations based on the revised and final sales prices. On July 1, 2022, the Company completed the sale of William Hill International to 888 Holdings Plc.
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
Final Purchase Price Allocation
The fair values are based on management’s analysis, including work performed by third-party valuation specialists, and were finalized over the one-year measurement period. The following table summarizes the allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of William Hill, with the excess recorded as goodwill as of September 30, 2022:

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
Assets and liabilities held for sale substantially represent William Hill International which was valued using a combination of approaches including a market approach based on valuation multiples and EBITDA, the relief from royalty method and the replacement cost method. In addition to the approaches described, our estimates have been updated to reflect the sale price of William Hill International in the sale to 888 Holdings Plc, described above.
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
The reacquired rights intangible asset represents the estimated fair value of the Company’s share of William Hill’s forecasted profits arising from the prior contractual arrangement with the Company to operate retail and online sportsbooks and online gaming. This fair value estimate was determined using the excess earnings method, an income-based approach that reflects the present value of the future profit William Hill expected to earn over the remaining term of the contract, adjusted for returns of other assets that contribute to the generation of this profit, such as working capital, fixed assets and other intangible assets. The forecasted profit used within this valuation is adjusted for the settlement of the preexisting relationship noted previously in the calculation of the purchase consideration in order to avoid double counting of this settlement. Reacquired rights are amortizable over the remaining contractual period of the contract in which the rights were granted and estimated to be approximately 24 years from the acquisition date.
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
The Company recognized acquisition-related transaction costs of $2 million and $5 million for the three months ended September 30, 2022 and 2021, respectively, and $10 million and $60 million for the nine months ended September 30, 2022 and 2021, respectively, excluding additional transaction costs associated with the sale of William Hill International. These costs were primarily associated with legal, professional services and severance costs and were recorded in Transaction and other operating costs, net in our Statements of Operations.
For the period of January 1, 2022 through September 30, 2022, the operations of William Hill resulted in net revenues of $183 million, excluding discontinued operations (see Note 3), and a net loss of $1.3 billion.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is presented to illustrate the estimated effects of the William Hill Acquisition as if it had occurred on January 1, 2020. The pro forma amounts include the historical operating results of the Company and William Hill prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include adjustments and consequential tax effects to reflect incremental amortization expense to be incurred based on preliminary fair values of the identifiable intangible assets acquired, eliminate gains and losses related to certain investments and adjustments to the timing of acquisition related costs and expenses incurred during the three and nine months ended September 30, 2021. The unaudited pro forma financial information is not necessarily indicative of the financial position or results that would have occurred had the William Hill Acquisition been consummated as of the dates indicated, nor is it indicative of any future results. In addition, the unaudited pro forma financial information does not reflect the expected realization of any synergies or cost savings associated with the acquisition.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(In millions)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net revenues	$2,685	$7,106
Net loss	(155)	(427)
Net loss attributable to Caesars	(157)	(429)
Consolidation of Horseshoe Baltimore
On August 26, 2021 (the “Consolidation Date”), the Company increased its ownership interest in Horseshoe Baltimore, a property which it also manages, to approximately 75.8% for cash consideration of $55 million. Subsequent to the change in ownership, the Company was determined to have a controlling financial interest and began to consolidate the operations of Horseshoe Baltimore.
Prior to the purchase, the Company held an interest in Horseshoe Baltimore of approximately 44.3% which was accounted for as an equity method investment.

(In millions)	Consideration
Cash for additional ownership interest	$55
Preexisting relationships (net of receivable/payable)	18
Preexisting relationships (previously held equity investment)	81
Total purchase consideration	$154
Final Purchase Price Allocation
The fair values are based on management’s analysis, including work performed by a third-party valuation specialist, and were finalized over the one-year measurement period. The following table summarizes the allocation of the purchase consideration to the identifiable assets and liabilities of Horseshoe Baltimore, with the excess recorded as goodwill as of September 30, 2022:

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
The fair values of the assets acquired and liabilities assumed were determined using the market, income, and cost approaches, or a combination. Valuation methodologies under both a market and income approach used for the identifiable net assets of Horseshoe Baltimore on the Consolidation Date make use of Level 3 inputs, such as expected cash flows and projected financial results. The market approach indicates value for a subject asset based on available market pricing for comparable assets.
Trade receivables and payables and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items on the Consolidation Date.
Other personal property assets such as furniture, equipment, computer hardware, and fixtures were valued at the existing carrying values as they closely represented the estimated fair value of those items on the Consolidation Date.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The fair value of the buildings and improvements were estimated via the income approach. The remaining estimated useful life of the buildings and improvements on the Consolidation Date is 40 years.
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
Customer relationships are valued using an income approach, comparing the prospective cash flows with and without the customer relationships in place to estimate the fair value of the customer relationships, with the fair value assumed to be equal to the discounted cash flows of the business that would be lost if the customer relationships were not in place and needed to be replaced. We estimate the useful life of these customer relationships to be approximately seven years from the Consolidation Date.
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
For the period of January 1, 2022 through September 30, 2022, the operations of Horseshoe Baltimore generated net revenues of $175 million, and net income of $8 million.
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

(In millions)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net revenues	$2,718	$7,102
Net loss	(265)	(611)
Net loss attributable to Caesars	(268)	(617)
Note 3. Assets Held for Sale
The Company periodically divests assets to raise capital or, in previous cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. The carrying value of the net assets held for sale are compared to the expected selling price and any expected losses are recorded immediately. Gains or losses associated with the disposal of assets held for sale are recorded within other operating costs, unless the assets represent a discontinued operation.
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
The following information presents the net revenues and net income (loss) of previously held for sale properties, which were recently sold:

	Baton Rouge
(In millions)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net revenues	$—	$6
Net loss	—	(1)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(In millions)	Baton Rouge	MontBleu	Evansville	Baton Rouge	MontBleu	Evansville
Net revenues	$4	$—	$—	$13	$11	$58
Net income (loss)	(2)	—	—	(3)	4	26
The assets and liabilities held for sale were as follows as of December 31, 2021:

Baton Rouge
(In millions)	December 31, 2021
Assets:
Cash	$3
Property and equipment, net	2
Other assets, net	1
Assets held for sale	$6
Liabilities:
Current liabilities	$3
Other long-term liabilities	1
Liabilities related to assets held for sale	$4
Held for sale - Discontinued operations
On the closing date of the Merger, Harrah’s Louisiana Downs, Caesars Southern Indiana and Caesars UK Group, which includes Emerald Resorts & Casino met held for sale criteria. The operations of these properties, until their respective date of divestiture, have been presented within discontinued operations. Additionally, at the time that the William Hill Acquisition was consummated, the Company’s intent was to divest William Hill International. Accordingly, the assets and liabilities of these reporting units were classified as held for sale with operations presented within discontinued operations. See Note 1 and Note 2.
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
On December 24, 2020, the Company entered into an agreement to sell the equity interests of Caesars Southern Indiana to the Eastern Band of Cherokee Indians (“EBCI”) for $250 million, subject to customary purchase price adjustments. On September 3, 2021, the Company completed the sale of Caesars Southern Indiana, resulting in a gain of $12 million. In connection with this transaction, the Company’s annual base rent payments to VICI under the Regional Master Lease were reduced by $33 million. Additionally, the Company and EBCI entered into a 10-year brand license agreement for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. The agreement contains cancellation rights in exchange for a termination fee at the buyer’s discretion following the fifth anniversary of the agreement.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
On July 16, 2021, the Company completed the sale of Caesars UK Group, in which the buyer assumed all liabilities associated with the Caesars UK Group, and recorded an impairment of $14 million within discontinued operations.
The following information presents the net revenues and net income (loss) for the Company’s properties that are part of discontinued operations for the three and nine months ended September 30, 2022 and 2021:

	William Hill International
(In millions)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net revenues	$—	$820
Net loss	—	(448)

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(In millions)	Harrah’s Louisiana Downs	Caesars UK Group	Caesars Southern Indiana	William Hill International	Harrah’s Louisiana Downs	Caesars UK Group	Caesars Southern Indiana	William Hill International
Net revenues	$13	$—	$41	$454	$42	$30	$155	$797
Net income (loss)	3	(1)	18	(39)	12	(30)	27	(41)
Not included in table above are assets and liabilities held for sale of $3.8 billion and $2.7 billion, respectively, as of December 31, 2021, related to William Hill International that were divested on July 1, 2022. Liabilities held for sale as of December 31, 2021 includes $617 million of debt related to the Bridge Credit Agreement, which was repaid upon the sale of William Hill International on July 1, 2022, as described in Note 1. The Bridge Credit Agreement included a financial covenant requiring the Bridge Facility Borrower to maintain a maximum total net leverage ratio of 10.50 to 1.00. The borrowings under the Bridge Credit Agreement were guaranteed by the Bridge Facility Borrower and its material wholly-owned subsidiaries (subject to exceptions), and were secured by a pledge of substantially all of the existing and future property and assets of the Bridge Facility Borrower and the guarantors (subject to exceptions). In addition, $850 million of debt was held for sale related to two trust deeds assumed in the William Hill Acquisition. One trust deed related to £350 million aggregate principal amount of 4.750% Senior Notes due 2026, and the other trust deed related to £350 million aggregate principal amount of 4.875% Senior Notes due 2023. Each of the trust deeds contained a put option due to a change in control which allowed noteholders to require the Company to purchase the notes at 101% of the principal amount with interest accrued. The put period expired on July 26, 2021, and approximately £1 million of debt was repurchased. No financial covenants were noted related to the two trust deeds assumed in the William Hill Acquisition. The two trust deeds were included within liabilities held for sale, which were disposed of on July 1, 2022 with the completion of the sale of William Hill International.
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
NeoGames
The acquired net assets of William Hill included an investment in publicly traded common stock of NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On September 16, 2021, the Company sold a portion of its shares of NeoGames common stock for $136 million which decreased the Company’s ownership interest from 24.5% to 8.4%. Additionally, on March 14, 2022 the Company sold its remaining 2 million shares at fair value for $26 million and recorded a loss on the change in fair value of $34 million during the nine months ended September 30, 2022, which is included within Other income (loss) on the Statements of Operations.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. In June 2021, the joint venture issued a capital call and we contributed $3 million, for a total of $4 million in cash since inception of the joint venture. On February 12, 2021, the Company contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million and the Company has no further obligation to contribute additional real estate or cash as of September 30, 2022. We entered into a short-term lease agreement in February 2021, which we can cancel at any time, to lease back a portion of the land from the joint venture.
While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other operating costs, net on the Statements of Operations.
As of September 30, 2022 and December 31, 2021, the Company’s investment in the joint venture is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
Note 5. Property and Equipment

(In millions)	September 30, 2022	December 31, 2021
Land	$2,092	$2,125
Buildings, riverboats, and leasehold and land improvements	12,827	12,433
Furniture, fixtures, and equipment	1,943	1,650
Construction in progress	470	395
Total property and equipment	17,332	16,603
Less: accumulated depreciation	(2,740)	(2,002)
Total property and equipment, net	$14,592	$14,601
Our property and equipment are subject to various operating leases for which we are the lessor. We lease our property and equipment related to our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Depreciation expense	$260	$237	$758	$746
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease.
Note 6. Goodwill and Intangible Assets, net
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company determines the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is recorded as goodwill.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Changes in Carrying Value of Goodwill and Other Intangible Assets
		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
December 31, 2021	$1,209	$11,076	$3,711
Amortization	(152)	—	—
Acquisition of gaming rights	10	—	1
Other (a)	28	6	(28)
September 30, 2022	$1,095	$11,082	$3,684
____________________
(a)Reclassification of gaming rights, with a value of $28 million, from non-amortizing to amortizing and a purchase price adjustment to Goodwill related to the William Hill Acquisition.

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	September 30, 2022				December 31, 2021
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$587	$(255)	$332	$587	$(187)	$400
Gaming rights and other	10 - 34 years	212	(14)	198	174	(7)	167
Trademarks	15 years	307	(62)	245	322	(21)	301
Reacquired rights	24 years	250	(15)	235	250	(7)	243
Technology	6 years	110	(25)	85	110	(12)	98
		$1,466	$(371)	1,095	$1,443	$(234)	1,209

Non-amortizing intangible assets
Trademarks				1,998			1,998
Gaming rights				1,163			1,190
Caesars Rewards				523			523
				3,684			3,711
Total amortizing and non-amortizing intangible assets, net				$4,779			$4,920
Amortization expense with respect to intangible assets for the three months ended September 30, 2022 and 2021 totaled $44 million and $39 million, respectively, and for the nine months ended September 30, 2022 and 2021 totaled $152 million and $96 million, respectively, which is included in depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2022	Years Ended December 31,
(In millions)		2023	2024	2025	2026	2027
Estimated annual amortization expense	$35	$141	$126	$119	$119	$76
Note 7. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the Balance Sheets:

	September 30, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$2	$2	$—	$4
Derivative instruments - interest rate swaps	—	3	—	3
Total assets at fair value	$2	$5	$—	$7

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
Restricted Cash
The estimated fair values of the Company’s restricted cash are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2) and represent the amounts the Company would expect to receive if the Company sold the restricted cash. Restricted cash classified as Level 1 includes cash equivalents held in short-term certificate of deposit accounts or money market type funds. Restricted cash that is not subject to remeasurement on a recurring basis is not included in the table above.
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
Forward contracts
The Company entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP. During the three months ended September 30, 2021, the Company recorded a total gain of $16 million, and for the nine months ended September 30, 2022 and 2021 the Company recorded total gains of $76 million and $26 million, respectively, related to forward contracts, which have been recorded in the Other income (loss) on the Statements of Operations. All forward contracts have been settled as of July 1, 2022.
Interest Rate Swap Derivatives
We assumed Former Caesars’ interest rate swaps to manage the mix of assumed debt between fixed and variable rate instruments. As of September 30, 2022, we have four interest rate swap agreements to fix the interest rate on $1.3 billion of variable rate debt related to the Caesars Resort Collection (“CRC”) Credit Agreement. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense at settlement. Changes in the variable interest rates to be received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The major terms of the interest rate swap agreements as of September 30, 2022 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of September 30, 2022	Maturity Date
1/1/2019	250	2.274%	2.5239%	12/31/2022
1/1/2019	200	2.828%	2.5239%	12/31/2022
1/1/2019	200	2.828%	2.5239%	12/31/2022
1/1/2019	600	2.739%	2.5239%	12/31/2022
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
Financial Statement Effect
The effect of derivative instruments designated as hedging instruments on the Balance Sheets for amounts transferred into Accumulated other comprehensive income (loss) (“AOCI”) before tax was a gain of $4 million and $15 million during the three months ended September 30, 2022 and 2021, respectively, and a gain of $31 million and $44 million during the nine months ended September 30, 2022 and 2021, respectively. AOCI reclassified to Interest expense on the Statements of Operations was $2 million and $15 million for the three months ended September 30, 2022 and 2021, respectively, and $16 million and $44 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the interest rate swaps derivative asset of $3 million was recorded in Other assets, net, and as of December 31, 2021, the interest rate swaps derivative liability of $28 million was recorded in Other long-term liabilities. Net settlement of these interest rate swaps results in the reclassification of deferred gains and losses within AOCI to be reclassified to the income statement as a component of interest expense as settlements occur. The estimated amount of existing gains or losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is $3 million.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Income
The changes in AOCI by component, net of tax, for the periods through September 30, 2022 and 2021 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2020	$26	$8	$—	$34
Other comprehensive loss before reclassifications	(2)	—	(1)	(3)
Amounts reclassified from accumulated other comprehensive income	14	—	—	14
Total other comprehensive income (loss), net of tax	12	—	(1)	11
Balances as of March 31, 2021	$38	$8	$(1)	$45
Other comprehensive income (loss) before reclassifications	(5)	(11)	3	(13)
Amounts reclassified from accumulated other comprehensive income	15	—	—	15
Total other comprehensive income (loss), net of tax	10	(11)	3	2
Balances as of June 30, 2021	$48	$(3)	$2	$47
Other comprehensive loss before reclassifications	(4)	(33)	(3)	(40)
Amounts reclassified from accumulated other comprehensive income	15	—	—	15
Total other comprehensive income (loss), net of tax	11	(33)	(3)	(25)
Balances as of September 30, 2021	$59	$(36)	$(1)	$22

Balances as of December 31, 2021	$73	$(36)	$(1)	$36
Other comprehensive income (loss) before reclassifications	5	(33)	—	(28)
Amounts reclassified from accumulated other comprehensive income	8	—	—	8
Total other comprehensive income (loss), net of tax	13	(33)	—	(20)
Balances as of March 31, 2022	$86	$(69)	$(1)	$16
Other comprehensive income (loss) before reclassifications	1	(44)	1	(42)
Amounts reclassified from accumulated other comprehensive income	6	—	—	6
Total other comprehensive income (loss), net of tax	7	(44)	1	(36)
Balances as of June 30, 2022	$93	$(113)	$—	$(20)
Other comprehensive income before reclassifications	1	110	—	111
Amounts reclassified from accumulated other comprehensive income	2	—	—	2
Total other comprehensive income, net of tax	3	110	—	113
Balances as of September 30, 2022	$96	$(3)	$—	$93
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
Contractual Commitments
Capital Commitments
Harrah’s New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board, entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation and the City entered into a Second Amended and Restated Lease Agreement. Based on these amendments related to Harrah’s New Orleans, the Company is required to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. The capital investment will include a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340 room hotel tower as part of the project to rebrand the property to Caesars New Orleans. As of September 30, 2022, total capital expenditures were $87 million.
Atlantic City
As required by the New Jersey Gaming Control Board in connection with its approval of the Merger, we have funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash in Other assets, net. As of September 30, 2022 and December 31, 2021, our restricted cash balance in the escrow account was $141 million and $297 million, respectively, for future capital expenditures in New Jersey.
Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Additionally, a selection of such partnerships provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. In connection with the launch of the Caesars Sportsbook app, we entered into a significant marketing campaign with distinguished actors, former athletes and other media personalities. As of September 30, 2022 and December 31, 2021, obligations related to these agreements were $925 million and $997 million, respectively, which include obligations assumed in the William Hill Acquisition, with contracts extending through 2040. These obligations include leasing of event suites that are generally considered short term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. Our total estimated self-insurance liability as of September 30, 2022 and December 31, 2021, was $207 million and $221 million, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Contingencies
Weather disruption - Lake Charles
On August 27, 2020, Hurricane Laura made landfall on Lake Charles, Louisiana as a Category 4 storm severely damaging the Isle of Capri Casino Hotel Lake Charles. During the nine months ended September 30, 2022, the Company reached a final settlement agreement with the insurance carriers for a total amount of $128 million, before our insurance deductible of $25 million. The Company has received a total of $103 million related to damaged fixed assets, remediation costs and business interruption.
No gain or loss was recorded during the three months ended September 30, 2022 and 2021, respectively. The Company recorded gains of $38 million and $22 million during the nine months ended September 30, 2022 and 2021, respectively, which are included in Transaction and other operating costs, net in our Statements of Operations, as proceeds received for the cost to replace damaged property were in excess of the respective carrying value of the assets. The new land-based casino, Horseshoe Lake Charles, will open on December 12, 2022.
Note 9. Long-Term Debt

	September 30, 2022				December 31, 2021
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CRC Revolving Credit Facility (a)	2022	variable	$—	$—	$—
Baltimore Revolving Credit Facility	2023	variable	—	—	—
Baltimore Term Loan	2024	variable	277	272	275
CRC Term Loan	2024	variable	4,377	4,136	4,190
CEI Revolving Credit Facility	2025	variable	—	—	—
CRC Incremental Term Loan	2025	variable	1,009	975	1,705
CRC Senior Secured Notes	2025	5.750%	989	977	985
CEI Senior Secured Notes	2025	6.250%	3,400	3,357	3,346
Convention Center Mortgage Loan	2025	8.011%	400	400	399
Unsecured Debt
CEI Senior Notes	2027	8.125%	1,611	1,588	1,673
Senior Notes	2029	4.625%	1,200	1,185	1,183
Special Improvement District Bonds	2037	4.300%	47	47	49
Long-term notes and other payables			2	2	2
Total debt			13,312	12,939	13,807
Current portion of long-term debt			(70)	(70)	(70)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(12)	(15)
Long-term debt			$13,242	$12,857	$13,722

Unamortized discounts and deferred finance charges				$385	$531
Fair value			$12,691
____________________
(a)On October 5, 2022, in connection with the amendment to the CEI Credit Agreement, the Company terminated the CRC Revolving Credit Facility. See “Subsequent Amendment to the CEI Credit Agreement” below.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Annual Estimated Debt Service Requirements as of September 30, 2022
	Remaining	Years Ended December 31,
(In millions)	2022	2023	2024	2025	2026	Thereafter	Total
Annual maturities of long-term debt	$18	$70	$4,611	$5,760	$3	$2,850	$13,312
Estimated interest payments	140	910	850	520	190	310	2,920
Total debt service obligation (a)	$158	$980	$5,461	$6,280	$193	$3,160	$16,232
____________________
(a)Debt principal and interest payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking LIBOR curve, where applicable, and include the estimated impact of the four interest rate swap agreements related to our CRC Credit Agreement (see Note 7). Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of September 30, 2022 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months. The Company may, from time to time, seek to repurchase its outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of September 30, 2022 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Terms of Outstanding Debt
Baltimore Term Loan and Baltimore Revolving Credit Facility
As a result of our increased ownership interest in Horseshoe Baltimore, we began to consolidate the aggregate principal amount of Horseshoe Baltimore’s senior secured term loan facility (the “Baltimore Term Loan”) and amount outstanding, if any, under Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”). The Baltimore Term Loan matures in July 2024 and is subject to a variable rate of interest calculated as LIBOR plus 4.00%. The Baltimore Revolving Credit Facility has borrowing capacity of up to $10 million, subject to a variable rate of interest calculated as Term SOFR plus 4.00% subject to one 0.25% step-down based on senior secured leverage ratio (“SSLR”), the ratio of first lien senior secured net debt to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). On June 24, 2022, we entered into an amendment related to the Baltimore Revolving Credit Facility to extend the maturity date to July 7, 2023. As of September 30, 2022, there was $10 million of available borrowing capacity under the Baltimore Revolving Credit Facility.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The CRC Revolving Credit Facility contained a maturity date in December 2022 and included a $400 million letter of credit sub-facility. As described below, the CRC Revolving Credit Facility was terminated on October 5, 2022, in connection with the amendment to the CEI Credit Agreement.
Borrowings under the CRC Credit Agreement bear interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the CRC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be (a) with respect to the CRC Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan, (b) with respect to the CRC Incremental Term Loan, 3.50% per annum in the case of any LIBOR loan or 2.50% in the case of any base rate loan and (c) in the case of the CRC Revolving Credit Facility, 2.25% per annum in the case of any LIBOR loan and 1.25% per annum in the case of any base rate loan, subject in the case of the CRC Revolving Credit Facility to two 0.125% step-downs based on CRC’s SSLR. The CRC Revolving Credit Facility is subject to a financial covenant discussed below. The CRC Term Loan and the CRC Incremental Term Loan are LIBOR based loans as of September 30, 2022.
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
During the nine months ended September 30, 2022, the Company utilized and fully repaid on the CRC Revolving Credit Facility. Such activity is presented in the financing section in the Statements of Cash Flows. As of September 30, 2022, the Company had $966 million of available borrowing capacity, after consideration of $59 million in outstanding letters of credit under the CRC Revolving Credit Facility.
Following the closing of the sale of William Hill International, the Company made partial prepayments totaling $755 million of the outstanding principal of the CRC Incremental Term Loan and recognized a $27 million loss on the early extinguishment of debt during the nine months ended September 30, 2022. Additionally, the Company made partial prepayments totaling $100 million of outstanding principal of the CRC Term Loan and recognized a $6 million loss on the early extinguishment of debt during the nine months ended September 30, 2022.
On October 5, 2022, in connection with the Third Amendment (as defined below) to the CEI Credit Agreement, the Company utilized the entire proceeds of a new $750 million CEI Term Loan A (as defined below) to make a partial prepayment of the outstanding principal of the CRC Term Loan, as well as terminate the CRC Revolving Credit Facility. As a result of the partial prepayment, the Company recognized a $41 million loss on the early extinguishment of debt. See “Subsequent Amendment to the CEI Credit Agreement” below.
CEI Revolving Credit Facility
CEI is party to a credit agreement, dated as of July 20, 2020, with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, and certain banks and other financial institutions and lenders party thereto (the “CEI Credit Agreement”), which provided for a five-year CEI Revolving Credit Facility in an aggregate principal amount of $1.2 billion (the “CEI Revolving Credit Facility”). On November 10, 2021, the Company amended the CEI Revolving Credit Facility to establish reserves in the total amount of $190 million which are available only for certain permitted uses. On May 23, 2022, pursuant to the amendment, the Company obtained approval for a reduction of $150 million in required reserves. The CEI Revolving Credit Facility matures in July 2025 and includes a letter of credit sub-facility of $250 million. On October 5, 2022, CEI amended the CEI Credit Agreement. See “Subsequent Amendment to the CEI Credit Agreement” section below.
Prior to the Third Amendment (as defined below) of the CEI Credit Agreement on October 5, 2022, the interest rate per annum applicable under the CEI Revolving Credit Facility, at the Company’s option was either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by JPMorgan Chase Bank, N.A. and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be 3.25% per annum in the case of any LIBOR loan and 2.25% per annum in the case of any base rate loan, subject to three 0.25% step-downs based on the Company’s total leverage ratio.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Additionally, prior to the Third Amendment (as defined below) of the CEI Credit Agreement, the Company was required to pay a commitment fee in respect of any unused commitments under the CEI Revolving Credit Facility in the amount of 0.50%, subject to a step-down to 0.375% based upon the Company’s total leverage ratio. The Company was also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% of the daily stated amount of such letter of credit.
As of September 30, 2022, the Company had $1.1 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $23 million in outstanding letters of credit, $48 million committed for regulatory purposes and the reserves described above.
Subsequent Amendment to the CEI Credit Agreement
On October 5, 2022, Caesars entered into a third amendment to the CEI Credit Agreement (the “Third Amendment”) pursuant to which the Company (a) incurred a senior secured term loan in an aggregate principal amount of $750 million (the “CEI Term Loan A”) as a new term loan under the credit agreement, (b) amended and extended the CEI Revolving Credit Facility under the CEI Credit Agreement (the CEI Revolving Credit Facility, as so amended, the “Amended CEI Revolving Credit Facility” and, together with the CEI Term Loan A, the “Senior Credit Facilities”), (c) increased the aggregate principal amount of the CEI Revolving Credit Facility to $2.25 billion, and (d) made certain other amendments to the CEI Credit Agreement. Both the Amended CEI Revolving Credit Facility and the new CEI Term Loan A mature on January 31, 2028, subject to a springing maturity in the event certain other long-term debt of Caesars is not extended or repaid. The Amended CEI Revolving Credit Facility includes a letter of credit sub-facility of $388 million. The CEI Term Loan A requires scheduled quarterly payments in amounts equal to 1.25% of the original aggregate principal amount of the CEI Term Loan A, with the balance payable at maturity. The Company may make voluntary prepayments of the CEI Term Loan A at any time prior to maturity at par.
Borrowings under the Senior Credit Facilities bear interest at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period plus an adjustment of 0.10% per annum (“Adjusted Term SOFR”), subject to a floor of 0% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Adjusted Term SOFR loan and 1.25% per annum in the case of any Base Rate loan, subject to three 0.25% step-downs based on the Company’s net total leverage ratio. In addition, on a quarterly basis, the Company is required to pay each lender under the Amended CEI Revolving Credit Facility a commitment fee in respect of any unused commitments under the Amended CEI Revolving Credit Facility in the amount of 0.35% of the principal amount of the unused commitments of such lender, subject to three 0.05% step-downs based on the Company’s net total leverage ratio.
CRC Senior Secured Notes due 2025
On July 6, 2020, Colt Merger Sub, Inc. (the “Escrow Issuer”) issued $1.0 billion in aggregate principal amount of 5.75% Senior Secured Notes due 2025 pursuant to an indenture, dated July 6, 2020 (the “CRC Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. In connection with the consummation of the Merger, CRC assumed the rights and obligations under the CRC Senior Secured Notes and the indenture governing such notes. The CRC Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year. During the nine months ended September 30, 2022, the Company purchased a total of $11 million in principal amount of the CRC Senior Secured Notes.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Convention Center Mortgage Loan
On September 18, 2020, the Company entered into a loan agreement with VICI to borrow a 5-year, $400 million Forum Convention Center mortgage loan (the “Mortgage Loan”). The Mortgage Loan bears interest at a rate of, initially, 7.7% per annum, which escalates annually on the anniversary of the closing date to a maximum interest rate of 8.3% per annum.
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The Company assumed the rights and obligations under the CEI Senior Notes and the indenture governing such notes on July 20, 2020. The CEI Senior Notes will mature on July 1, 2027 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year. During the nine months ended September 30, 2022, the Company purchased a total of $89 million in aggregate principal amount of the CEI Senior Notes.
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
The CRC Revolving Credit Facility and the CEI Revolving Credit Facility include a maximum first-priority net senior secured leverage ratio financial covenant of 6.35:1, which is applicable solely to the extent that certain testing conditions are satisfied. As a result of the termination of the CRC Revolving Credit Facility on October 5, 2022, the associated financial covenant is no longer applicable. The Baltimore Revolving Credit Facility includes a senior secured leverage ratio financial covenant of 5.0:1. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.
As of September 30, 2022, the Company was in compliance with all of the applicable financial covenants described above.
Guarantees
The Senior Credit Facilities and the CEI Senior Secured Notes are guaranteed on a senior secured basis by each existing and future material wholly-owned domestic subsidiary of CEI (subject to certain exceptions) and are secured by substantially all of the existing and future property and assets of CEI and its subsidiary guarantors (subject to certain exceptions). The CEI Senior Notes and the Senior Notes are guaranteed on a senior unsecured basis by such subsidiaries.
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
Note 10. Revenue Recognition
The Company’s Statements of Operations present net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below. Refer to Note 15 for additional information on the Company’s reportable segments.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30, 2022
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$323	$1,096	$187	$—	$(1)	$1,605
Food and beverage	264	147	—	—	—	411
Hotel	335	209	—	—	—	544
Other	155	78	25	70	(1)	327
Net revenues	$1,077	$1,530	$212	$70	$(2)	$2,887

	Three Months Ended September 30, 2021
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$329	$1,096	$85	$—	$—	$1,510
Food and beverage	221	125	—	1	—	347
Hotel	303	208	—	—	—	511
Other	164	63	11	78	1	317
Net revenues	$1,017	$1,492	$96	$79	$1	$2,685

	Nine Months Ended September 30, 2022
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$929	$3,264	$255	$—	$(2)	$4,446
Food and beverage	775	397	—	—	—	1,172
Hotel	959	487	—	—	—	1,446
Other	470	200	56	210	—	936
Net revenues	$3,133	$4,348	$311	$210	$(2)	$8,000

	Nine Months Ended September 30, 2021
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino and pari-mutuel commissions	$870	$3,241	$197	$—	$—	$4,308
Food and beverage	476	318	—	3	—	797
Hotel	660	462	—	—	—	1,122
Other	363	152	24	203	10	752
Net revenues	$2,369	$4,173	$221	$206	$10	$6,979

Accounts Receivable, Net
(In millions)	September 30, 2022	December 31, 2021
Casino and pari-mutuel commissions	$218	$168
Food and beverage and hotel	136	100
Other	152	204
Accounts receivable, net	$506	$472
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
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2022	2021	2022	2021	2022	2021
Balance at January 1	$48	$34	$91	$94	$560	$310
Balance at September 30	40	34	95	96	662	446
Increase / (decrease)	$(8)	$—	$4	$2	$102	$136
The balances above exclude contract liabilities related to liabilities held for sale recorded in 2022 and 2021, where applicable. See Note 3. The change in customer deposits and other deferred revenue during the period ended September 30, 2022 was primarily due to expansion of the Caesars Digital segment from the legalization of retail and online sports betting in new jurisdictions.
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended September 30, 2022 and 2021, we recognized approximately $544 million and $511 million, respectively, and during the nine months ended September 30, 2022 and 2021, we recognized approximately $1.4 billion and $1.1 billion, respectively, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Other revenue in the Statements of Operations and during both of the three months ended September 30, 2022 and 2021, lease revenue related to conventions was approximately $4 million and during the nine months ended September 30, 2022 and 2021, lease revenue related to conventions was approximately $23 million and $4 million, respectively.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended September 30, 2022 and 2021, we recognized approximately $42 million and $46 million, respectively, and during the nine months ended September 30, 2022 and 2021, we recognized approximately $125 million and $111 million, respectively, of real estate lease revenue.
Real estate lease revenue includes $17 million and $16 million of variable rental income for the three months ended September 30, 2022 and 2021, respectively, and $45 million and $35 million for the nine months ended September 30, 2022 and 2021, respectively.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 11. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Net income (loss) from continuing operations attributable to Caesars, net of income taxes	$52	$(229)	$(365)	$(547)
Discontinued operations, net of income taxes	—	(4)	(386)	(38)
Net income (loss) attributable to Caesars	$52	$(233)	$(751)	$(585)
Shares outstanding:
Weighted average shares outstanding – basic	214	214	214	211
Effect of dilutive securities:
Stock-based compensation awards	1	—	—	—
Weighted average shares outstanding – diluted	215	214	214	211

Basic income (loss) per share from continuing operations	$0.24	$(1.08)	$(1.70)	$(2.60)
Basic loss per share from discontinued operations	—	(0.02)	(1.80)	(0.18)
Net income (loss) per common share attributable to common stockholders – basic:	$0.24	$(1.10)	$(3.50)	$(2.78)

Diluted income (loss) per share from continuing operations	$0.24	$(1.08)	$(1.70)	$(2.60)
Diluted loss per share from discontinued operations	—	(0.02)	(1.80)	(0.18)
Net income (loss) per common share attributable to common stockholders – diluted:	$0.24	$(1.10)	$(3.50)	$(2.78)
For a period in which the Company generated a net loss from continuing operations, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Stock-based compensation awards	2	3	3	3
Total anti-dilutive common stock	2	3	3	3
Note 12. Stock-Based Compensation and Stockholders’ Equity
Stock-Based Awards
The Company maintains long-term incentive plans which allow for granting stock-based compensation awards for directors, employees, officers, and consultants or advisers who render services to the Company or its subsidiaries, based on Company Common Stock, including stock options, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based performance stock units (“MSUs”), stock appreciation rights, and other stock-based awards or dividend equivalents. Forfeitures are recognized in the period in which they occur.
Total stock-based compensation expense in the accompanying Statements of Operations totaled $26 million and $21 million during the three months ended September 30, 2022 and 2021, respectively, and $77 million and $64 million during the nine months ended September 30, 2022 and 2021, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (“2015 Plan”)
During the nine months ended September 30, 2022, as part of the annual incentive program, the Company granted 746 thousand RSUs to employees of the Company with an aggregate fair value of $55 million and a ratable vesting period of one to three years. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
During the nine months ended September 30, 2022, the Company also granted 80 thousand PSUs that are scheduled to vest over a period of one to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached. The aggregate value of PSUs granted during the year was $3 million as of September 30, 2022.
In addition, during the nine months ended September 30, 2022, the Company granted 428 thousand MSUs that are scheduled to cliff vest over a period of one to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the nine months ended September 30, 2022 was $36 million. Included in the MSUs granted during the period is an award for the Company’s CEO in the amount of 225,000 MSUs, with a grant date fair value of $16 million which is eligible to be earned based on the achievement of certain stock prices over a three-year period. The stock-based compensation expense associated with this award is expected to be recognized over the derived service period ending December 31, 2022. These awards will be settled in February 2025.
During the nine months ended September 30, 2022, there were no grants of stock options and 26 thousand stock options were exercised. In addition, during the nine months ended September 30, 2022, 790 thousand, 191 thousand and 117 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 plan.
Outstanding at End of Period

	September 30, 2022		December 31, 2021
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Stock options	17,687	$11.53	43,905	$20.69
Restricted stock units	1,969,643	68.79	2,090,607	61.47
Performance stock units	383,539	48.05	417,069	62.20
Market-based stock units	742,910	83.25	381,923	77.09
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
As of September 30, 2022, the Company has acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the nine months ended September 30, 2022 and 2021.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 13. Income Taxes

Income Tax Allocation
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Income (loss) from continuing operations before income taxes	$61	$(317)	$(409)	$(712)
Benefit (provision) for income taxes	(8)	90	47	167
Effective tax rate	13.1%	28.4%	11.5%	23.5%
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
As a result of the William Hill Acquisition, the Company assumed $381 million of additional net deferred tax liabilities net of necessary valuation allowances, plus $34 million in additional accruals for uncertain tax positions. As of December 31, 2021 $132 million of deferred tax liabilities and $34 million of accruals for uncertain tax positions relating to the William Hill Acquisition are presented in Liabilities held for sale as they relate to William Hill International. These liabilities were included in the sale to 888 Holdings Plc.
The income tax provision for the three months ended September 30, 2022 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to a decrease in the state deferred tax liabilities as a result of a reduction in tax rates in Pennsylvania and Iowa. The income tax benefit for the nine months ended September 30, 2022 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to a true-up adjustment related to the tax impact of the settlement of preexisting relationships upon the William Hill Acquisition in 2021 and nondeductible expenses.
The income tax benefit for the three months ended September 30, 2021 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to the realization of capital losses previously not tax benefited due to the William Hill Acquisition, offset by nondeductible expenses related to the 5% Convertible Notes conversion. The income tax benefit for the nine months ended September 30, 2021 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to the reclassification of Horseshoe Hammond from held for sale and state taxes, offset by nondeductible expenses related to the 5% Convertible Notes conversion.
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
Note 14. Related Affiliates
REI
As of September 30, 2022, Recreational Enterprises, Inc. (“REI”) owned approximately 4.0% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its Vice President of Player Development, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. During the nine months ended September 30, 2022 and 2021, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives, and the CSY Lease listed below.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid quarterly. Annual rent is subject to periodic rent escalations through the term of the lease. As of September 30, 2022 and December 31, 2021, there were no amounts due to or from CSY.
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
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of September 30, 2022:

Las Vegas	Regional		Managed and Branded
Bally’s Las Vegas	Caesars Atlantic City	Horseshoe Bossier City	Managed
Caesars Palace Las Vegas	Circus Circus Reno	Horseshoe Council Bluffs	Harrah’s Ak-Chin
The Cromwell	Eldorado Gaming Scioto Downs	Horseshoe Hammond	Harrah’s Cherokee
Flamingo Las Vegas	Eldorado Resort Casino Reno	Horseshoe Indianapolis	Harrah’s Cherokee Valley River
Harrah’s Las Vegas	Grand Victoria Casino	Horseshoe St. Louis	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Harrah’s Atlantic City	Horseshoe Tunica	Caesars Windsor
Paris Las Vegas	Harrah’s Council Bluffs	Isle Casino Bettendorf	Caesars Dubai
Planet Hollywood Resort & Casino	Harrah’s Gulf Coast	Isle of Capri Casino Boonville	Branded
Rio All-Suite Hotel & Casino	Harrah’s Hoosier Park Racing & Casino	Horseshoe Lake Charles (b)	Caesars Southern Indiana (c)
	Harrah’s Joliet	Isle of Capri Casino Lula	Harrah’s Northern California
Caesars Digital	Harrah’s Lake Tahoe	Horseshoe Black Hawk
Caesars Digital	Harrah’s Laughlin	Isle Casino Pompano Park
	Harrah’s Metropolis	Isle Casino Waterloo
	Harrah’s New Orleans	Lady Luck Casino - Black Hawk
	Harrah’s North Kansas City	Silver Legacy Resort Casino
	Harrah’s Philadelphia	Trop Casino Greenville
	Harveys Lake Tahoe	Tropicana Atlantic City
	Horseshoe Baltimore (a)	Tropicana Laughlin Hotel & Casino
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(b)Isle of Capri Casino Hotel Lake Charles has been temporarily closed since the end of August 2020 due to damage from Hurricane Laura and the new land-based casino, Horseshoe Lake Charles, will open on December 12, 2022.
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
The properties listed above exclude the discontinued operations, including previous international properties which have been sold. The sale of Caesars UK Group closed on July 16, 2021, in which the buyer assumed all liabilities associated with the Caesars UK Group. Additionally, on September 8, 2021, the Company entered into an agreement to sell William Hill International, which closed on July 1, 2022.
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
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Las Vegas:
Net revenues	$1,077	$1,017	$3,133	$2,369
Adjusted EBITDA	480	500	1,427	1,085
Regional:
Net revenues	1,530	1,492	4,348	4,173
Adjusted EBITDA	570	554	1,542	1,549
Caesars Digital:
Net revenues	212	96	311	221
Adjusted EBITDA	(38)	(164)	(661)	(171)
Managed and Branded:
Net revenues	70	79	210	206
Adjusted EBITDA	22	22	64	69
Corporate and Other:
Net revenues	(2)	1	(2)	10
Adjusted EBITDA	(22)	(42)	(86)	(123)
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Adjusted EBITDA by Segment:
Las Vegas	$480	$500	$1,427	$1,085
Regional	570	554	1,542	1,549
Caesars Digital	(38)	(164)	(661)	(171)
Managed and Branded	22	22	64	69
Corporate and Other	(22)	(42)	(86)	(123)
	1,012	870	2,286	2,409
Reconciliation to net income (loss) attributable to Caesars:
Net income attributable to noncontrolling interests	(1)	(2)	(3)	(2)
Net loss from discontinued operations	—	(4)	(386)	(38)
Benefit (provision) for income taxes	(8)	90	47	167
Other income (loss) (a)	4	(153)	53	(176)
Loss on extinguishment of debt	(33)	(117)	(33)	(140)
Interest expense, net	(569)	(579)	(1,680)	(1,734)
Depreciation and amortization	(304)	(276)	(910)	(842)
Transaction and other operating costs, net (b)	(7)	(21)	14	(113)
Stock-based compensation expense	(26)	(21)	(77)	(64)
Other items (c)	(16)	(20)	(62)	(52)
Net income (loss) attributable to Caesars	$52	$(233)	$(751)	$(585)
____________________
(a)Other income (loss) for the three and nine months ended September 30, 2022 primarily represents the net change in fair value of investments held by the Company, foreign exchange forward contracts, and the changes in the disputed claims liability related to Former Caesars’ bankruptcy prior to the Merger. Other income (loss) for the three and nine months ended September 30, 2021 primarily represents a loss on the change in fair value of investments held by the Company and a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes.
(b)Transaction and other operating costs, net for the three and nine months ended September 30, 2022 primarily represents a gain resulting from insurance proceeds received in excess of the respective carrying value of the assets damaged at Lake Charles by Hurricane Laura partially offset by various contract or lease termination exit costs. Transaction and other operating costs, net for the three and nine months ended September 30, 2021 primarily represents costs related to the William Hill Acquisition and the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
(c)Other items primarily represent certain consulting and legal fees, rent for non-operating assets, relocation expenses, retention bonuses and business optimization expenses.

Total Assets - By Segment
(In millions)	September 30, 2022	December 31, 2021
Las Vegas	$23,164	$22,374
Regional	14,912	14,419
Caesars Digital	1,236	1,878
Managed and Branded (a)	119	3,527
Corporate and Other (b)	(5,837)	(4,167)
Total	$33,594	$38,031
____________________
(a)Assets held for sale associated with William Hill International were divested on July 1, 2022.
(b)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2021 Annual Report.
We refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Comprehensive Income (Loss) as our “Statements of Operations,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to “Notes to Consolidated Condensed Financial Statements” included in Item 1, “Unaudited Financial Statements.”
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
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, we grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Tropicana Entertainment, Inc. in 2018. On July 20, 2020, we completed a merger with Caesars Entertainment Corporation (“Former Caesars”) pursuant to which Former Caesars became our wholly-owned subsidiary (the “Merger”) and our ticker symbol on the NASDAQ Stock Market changed from “ERI” to “CZR.” In addition, on April 22, 2021, we completed the acquisition of William Hill PLC (the “William Hill Acquisition”).
We own, lease or manage an aggregate of 51 domestic properties in 16 states with approximately 52,800 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 47,500 hotel rooms as of September 30, 2022. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Our primary source of revenue is generated by our casino properties’ gaming operations, our retail and online sports betting, as well as our online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of September 30, 2022, we owned 20 of our casinos and leased 25 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”) pursuant to a regional lease, a Las Vegas lease and a Joliet lease. In addition, we lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease (together with the GLPI Master Lease, the “GLPI Leases”) and lease the Rio All-Suite Hotel & Casino from a separate third party.

We also operate and conduct sports wagering across 26 jurisdictions in North America, 19 of which are mobile for sports betting, and operate regulated online real money gaming in six jurisdictions in North America. Our recently launched Caesars Sportsbook app operates on the Liberty platform, which we acquired in the William Hill Acquisition, along with other technology platforms that we intend to migrate to the Liberty platform in the future, subject to required approvals. The map below illustrates Caesars Digital’s presence as of September 30, 2022:

Caesars Digital: Sports Presence Snapshot

Non-Liberty Platform
Liberty Platform
Retail Only

Jurisdictions Not Presented Above:
- Ontario, Canada
- The Bahamas

In addition to the Caesars Sportsbook app, we partnered with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and launched the Caesars Racebook app within seven states as of September 30, 2022. The Caesars Racebook app provides access for wagers at over 300 race tracks around the world. Wagers placed can earn credits towards our Caesars Rewards program or points which can be redeemed for free wagering credits.
We are also in the process of expanding our Caesars Digital footprint into other states in the near term with our Caesars Sportsbook and Caesars Racebook apps as jurisdictions legalize or provide necessary approvals.

We periodically divest of assets in order to raise capital or as a result of a determination that the assets are not core to our business. We also divested certain assets in connection with obtaining regulatory approvals related to the closing of the Merger. A summary of recently completed divestitures of our properties as of September 30, 2022 is as follows:

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
Merger and Acquisitions Related Activities
William Hill Acquisition
On September 30, 2020, we announced that we had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill PLC, in an all-cash transaction. On the acquisition date, our intent was to divest of William Hill PLC’s non-U.S. operations, which included the UK and international online divisions and the retail betting shops (collectively, “William Hill International”) was held for sale as of the date of the closing of the William Hill Acquisition with operations reflected within discontinued operations. On April 22, 2021, we completed the acquisition of William Hill PLC for £2.9 billion, or approximately $3.9 billion.
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company (the “Bridge Facility Borrower”) entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing (as defined below). The Bridge Credit Agreement provided for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, we repaid the £503 million cash confirmation bridge facility. On June 14, 2021, we drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million.
On September 8, 2021, we entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. In order to manage the risk of changes in the GBP denominated sales price and expected proceeds, we entered into foreign exchange forward contracts. On April 7, 2022, we amended the agreement to sell William Hill International to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. The amended agreement reflected a £250 million reduction in consideration payable at closing and up to £100 million as deferred consideration to be paid to us, subject to 888 Holdings Plc meeting certain 2023 financial targets. During the nine months ended September 30, 2022, we recorded impairments to assets held for sale of $503 million within discontinued operations based on the revised and final sales prices.
On July 1, 2022, we completed the sale of William Hill International to 888 Holdings Plc. and outstanding borrowings under the Bridge Credit Agreement were immediately repaid. After the repayment of the Bridge Credit Agreement, other permitted leakage, and the settlement of related forward contracts, we received net proceeds of $730 million. Including open market repurchases and repayments, we utilized all $730 million to reduce our outstanding debt.

We recognized acquisition-related transaction costs of $2 million and $5 million for the three months ended September 30, 2022 and 2021, respectively, and $10 million and $60 million for the nine months ended September 30, 2022 and 2021, respectively, excluding additional transaction costs associated with the sale of William Hill International. These costs were associated with legal, professional services and severance costs and were recorded in Transaction and other operating costs, net in our Statements of Operations.
Consolidation of Horseshoe Baltimore
On August 26, 2021, we increased our ownership interest in CBAC Borrower, LLC (“Horseshoe Baltimore”), a property which we also manage, to approximately 75.8% for cash consideration of $55 million. Subsequent to the change in ownership, we were determined to have a controlling financial interest and began to consolidate the operations of Horseshoe Baltimore.
Investments and Partnerships
NeoGames
The acquired net assets of William Hill included an investment in publicly traded common stock of NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On September 16, 2021, we sold a portion of our shares of NeoGames common stock for $136 million which decreased our ownership interest from 24.5% to 8.4%. Additionally, on March 14, 2022, we sold our remaining 2 million shares at fair value for $26 million and recorded a loss on the change in fair value of $34 million during the nine months ended September 30, 2022, which is included within Other income (loss) on our Statements of Operations.
Pompano Joint Venture
In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with our input and will submit it for our review and approval. In June 2021, the joint venture issued a capital call and we contributed $3 million, for a total of $4 million in cash since inception of the joint venture. On February 12, 2021, we contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million and we have no further obligation to contribute additional real estate or cash as of September 30, 2022. We entered into a short-term lease agreement in February 2021, which we can cancel at any time, to lease back a portion of the land from the joint venture.
While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. We participate evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other operating costs, net on our Statements of Operations. As of September 30, 2022 and December 31, 2021, our investment in the joint venture is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
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
Key Performance Metrics
Our primary source of revenue is generated by our gaming operations, our retail and online sports betting, as well as our online gaming. Additionally we utilize our hotels, restaurants, bars, entertainment venues, retail shops, racing and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers staying at, or visiting, our properties and using our sports betting and iGaming applications.
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
Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results for the three and nine months ended September 30, 2022 and 2021.
Acquisition and Transaction Costs
•William Hill Acquisition – On April 22, 2021, we consummated our previously announced acquisition of the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill PLC, in an all-cash transaction of £2.9 billion, or approximately $3.9 billion. We recognized acquisition-related transaction costs of $2 million and $5 million for the three months ended September 30, 2022 and 2021, respectively, and $10 million and $60 million for the nine months ended September 30, 2022 and 2021, respectively, excluding additional transaction costs associated with the sale of William Hill International.
~~•~~Consolidation of Horseshoe Baltimore – On August 26, 2021, we increased our ownership interest in Horseshoe Baltimore to approximately 75.8%. Prior to the purchase, we held an interest in Horseshoe Baltimore of approximately 44.3% which was accounted for as an equity method investment. Subsequent to the change in ownership, we determined that we have a controlling financial interest and have consolidated the operations of Horseshoe Baltimore. As discussed in the section above, the operations post consolidation are not fully comparable to the prior periods.
Divestitures and Discontinued Operations
•Divestitures and Discontinued Operations – See “Overview” section above for detail on properties divested, including related discontinued operations.

Other Significant Factors
•Economic Factors Impacting Discretionary Spending – Gaming and other leisure activities we offer represent discretionary expenditures which may be sensitive to economic downturns. The resurgence of the Omicron variant of COVID-19 continued to impact the beginning of the year, however, many of our properties experienced positive trends during much of the nine months ended September 30, 2022 including higher hotel occupancy and rates, particularly in Las Vegas, and increased gaming and food and beverage volumes coupled with improved product mix. During 2021, mandates and restrictions on maximum capacities and amenities available were eased, discretionary consumer spending was supplemented via governmental stimulus, and pent-up consumer demand from the prolonged impact of COVID-19 resulted in strong results across our properties.

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
•Construction Disruption – In late August 2020, our Regional segment was negatively impacted by Hurricane Laura, causing severe damage to Isle of Capri Casino Hotel Lake Charles, which has remained closed during the construction of our new land-based casino, Horseshoe Lake Charles, which is expected to open on December 12, 2022. During the nine months ended September 30, 2022, we reached a final settlement agreement with the insurance carriers for $128 million, before our insurance deductible of $25 million. We recorded a gain of $38 million and $22 million during the nine months ended September 30, 2022 and 2021, respectively, which are included in Transaction and other operating costs, net in our Statements of Operations, as proceeds received for the cost to replace damaged property were in excess of the respective carrying value of the assets. Construction disruption has also been experienced within our Regional segment as we are currently performing significant renovations, remodeling and rebranding of certain properties. See further discussion below within Liquidity and Capital Resources.
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

Results of Operations
The following table highlights the results of our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Net revenues:
Las Vegas	$1,077	$1,017	$3,133	$2,369
Regional	1,530	1,492	4,348	4,173
Caesars Digital	212	96	311	221
Managed and Branded	70	79	210	206
Corporate and Other (a)	(2)	1	(2)	10
Total	$2,887	$2,685	$8,000	$6,979

Net income (loss)	$53	$(231)	$(748)	$(583)

Adjusted EBITDA (b):
Las Vegas	$480	$500	$1,427	$1,085
Regional	570	554	1,542	1,549
Caesars Digital	(38)	(164)	(661)	(171)
Managed and Branded	22	22	64	69
Corporate and Other (a)	(22)	(42)	(86)	(123)
Total	$1,012	$870	$2,286	$2,409

Net income (loss) margin	1.8%	(8.6)%	(9.4)%	(8.4)%
Adjusted EBITDA margin	35.1%	32.4%	28.6%	34.5%
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
Consolidated comparison of the three and nine months ended September 30, 2022 and 2021
Net Revenues
Net revenues were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Casino and pari-mutuel commissions	$1,605	$1,510	$95	6.3%	$4,446	$4,308	$138	3.2%
Food and beverage	411	347	64	18.4%	1,172	797	375	47.1%
Hotel	544	511	33	6.5%	1,446	1,122	324	28.9%
Other	327	317	10	3.2%	936	752	184	24.5%
Net Revenues	$2,887	$2,685	$202	7.5%	$8,000	$6,979	$1,021	14.6%
Despite the resurgence of the Omicron variant during the beginning of 2022, consolidated net revenues increased for the three and nine months ended September 30, 2022 as compared to the same prior year periods. The Company’s net revenues have benefited from steady gaming volumes at our properties, increased hotel occupancy and room rates, and improved food and beverage offerings. The Company continues to remain strategic with new food and beverage offerings with a focus on operating margins and product mix. Live entertainment events and conventions continue to increase year over year following the prolonged impacts from COVID-19. Additionally, the consolidation of Horseshoe Baltimore on August 26, 2021 contributed to the increase in net revenues for the three and nine months ended September 30, 2022. These increases were offset slightly by negative gaming revenue in our Caesars Digital segment in the first quarter of 2022 and the impact of our recent divestitures, described above.

Operating Expenses
Operating expenses were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Casino and pari-mutuel commissions	$838	$830	$8	1.0%	$2,727	$2,111	$616	29.2%
Food and beverage	240	210	30	14.3%	684	484	200	41.3%
Hotel	142	130	12	9.2%	391	317	74	23.3%
Other	105	114	(9)	(7.9)%	298	262	36	13.7%
General and administrative	529	486	43	8.8%	1,545	1,284	261	20.3%
Corporate	63	86	(23)	(26.7)%	208	228	(20)	(8.8)%
Depreciation and amortization	304	276	28	10.1%	910	842	68	8.1%
Transaction and other operating costs, net	7	21	(14)	(66.7)%	(14)	113	(127)	*
Total operating expenses	$2,228	$2,153	$75	3.5%	$6,749	$5,641	$1,108	19.6%
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
Casino, food and beverage, hotel, and other expenses for the three and nine months ended September 30, 2022 increased year over year as a result of the William Hill Acquisition and the consolidation of Horseshoe Baltimore. During the nine months ended September 30, 2022, advertising costs consisting of television, radio and internet marketing campaigns directly attributable to our Caesars Sportsbook app also contributed to the increase in Casino and pari-mutuel commissions, particularly during the launch of the app in New York and Louisiana during the first quarter. These increases were partially offset as we scaled back our advertising efforts subsequent to the first quarter of 2022 and continue to identify more efficient methods to manage marketing and promotional spend and reduce gaming expenses within our Las Vegas and Regional segments. We also continue to focus on labor efficiencies to manage rising labor costs. Moreover, we have managed recent increases in food costs by focusing on efficiencies within food and beverage venues and menu options.
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
General and administrative expenses and depreciation and amortization expense increased for the three and nine months ended September 30, 2022 as compared to the same prior year period, mainly due to the William Hill Acquisition and the consolidation of Horseshoe Baltimore as well as higher utility costs during the third quarter.
Transaction and other operating costs decreased for the three and nine months ended September 30, 2022 as compared to the same prior year period due a gain of approximately $38 million as proceeds received for the Isle of Capri Casino Hotel Lake Charles property damage were in excess of the respective carrying value of the assets. Additionally, no significant acquisition related transaction costs were incurred during the year as compared to the William Hill Acquisition in the prior year.

Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Interest expense, net	$(569)	$(579)	$10	1.7%	$(1,680)	$(1,734)	$54	3.1%
Loss on extinguishment of debt	(33)	(117)	84	71.8%	(33)	(140)	107	76.4%
Other income (loss)	4	(153)	157	*	53	(176)	229	*
Benefit (provision) for income taxes	(8)	90	(98)	*	47	167	(120)	*
___________________
*    Not meaningful.
Interest expense, net decreased for the three and nine months ended September 30, 2022, as compared to the same prior year period due to the extinguishment of 5% Convertible Notes in June 2021, partial repurchase of the CEI Senior Notes completed in October 2021, the repricing of the Caesars Resort Collection (“CRC”) Incremental Term Loan in September 2021, the partial repurchases of the CEI Senior Notes and the CRC Senior Secured Notes, and the partial prepayments of the CRC Incremental Term Loan and the CRC Term Loan during the nine months ended September 30, 2022. Additionally, on September 24, 2021, the Company issued $1.2 billion in aggregate principal amount of the Senior Notes. Proceeds from the issuance of the Senior Notes, as well as cash on hand, were used to repay the $1.7 billion aggregate principal amount of the CRC Notes. These decreases were offset slightly by the consolidation of debt held by Horseshoe Baltimore.
For the three and nine months ended September 30, 2022, loss on extinguishment of debt was related to the early prepayments of the CRC Incremental Term Loan and the CRC Term Loan. The loss on extinguishment of debt for the three and nine months ended September 30, 2021 was primarily due to the early repayment of the CRC Notes and the 5% Convertible Notes.
For the three and nine months ended September 30, 2022, other income (loss) primarily consisted of a gain related to the resolution of a portion of disputed claims liability related to Former Caesars’ bankruptcy and a change in the fair value of foreign exchange forward contracts, offset by the change in fair value of investments. For the three and nine months ended September 30, 2021, other income (loss) primarily consisted of a loss on the change in fair value of investments and a derivative liability, slightly offset by a foreign exchange transaction gain.
The income tax provision for the three months ended September 30, 2022 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to a decrease in the state deferred tax liabilities as a result of a reduction in tax rates in Pennsylvania and Iowa. The income tax benefit for the nine months ended September 30, 2022 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to a true-up adjustment related to the tax impact of the settlement of preexisting relationships upon the William Hill Acquisition in 2021 and nondeductible expenses.
The income tax benefit for the three months ended September 30, 2021 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to the realization of capital losses previously not tax benefited due to the William Hill Acquisition, offset by nondeductible expenses related to the 5% Convertible Notes conversion The income tax benefit for the nine months ended September 30, 2021 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to the reclassification of Horseshoe Hammond from held for sale and state taxes, offset by nondeductible expenses related to the 5% Convertible Notes conversion.

Segment comparison of the three and nine months ended September 30, 2022 and 2021
Las Vegas Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Revenues:
Casino and pari-mutuel commissions	$323	$329	$(6)	(1.8)%	$929	$870	$59	6.8%
Food and beverage	264	221	43	19.5%	775	476	299	62.8%
Hotel	335	303	32	10.6%	959	660	299	45.3%
Other	155	164	(9)	(5.5)%	470	363	107	29.5%
Net Revenues	$1,077	$1,017	$60	5.9%	$3,133	$2,369	$764	32.2%

Table game drop	$890	$805	$85	10.6%	$2,594	$2,174	$420	19.3%
Table game hold %	22.2%	22.6%		(0.4) pts	21.6%	20.0%		1.6 pts
Slot handle	$2,599	$2,676	$(77)	(2.9)%	$7,756	$7,261	$495	6.8%

Hotel occupancy	93.6%	89.6%		4 pts	91.1%	80.3%		10.8 pts

Adjusted EBITDA	$480	$500	$(20)	(4.0)%	$1,427	$1,085	$342	31.5%
Adjusted EBITDA margin	44.6%	49.2%		(4.6) pts	45.5%	45.8%		(0.3) pts

Net income attributable to Caesars	$245	$272	$(27)	(9.9)%	$726	$389	$337	86.6%
For the three and nine months ended September 30, 2022, the Las Vegas segment’s net revenues increased primarily due to expanded food and beverage offerings, including Bobby’s Burgers, Nobu, and The Bedford by Martha Stewart at Paris, and continued growth in hotel occupancy and rates, offset by slower gaming revenue growth during the three months ended September 30, 2022 due to gaming capacity disruption caused by the renovation to the front entrance area at Caesars Palace. For the three months ended September 30, 2022, Adjusted EBITDA and Adjusted EBITDA margin in the Las Vegas segment were negatively impacted by higher utility costs experienced during the quarter.
For the three and nine months ended September 30, 2022, slot win percentage in the Las Vegas segment was within our typical range.
Regional Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Revenues:
Casino and pari-mutuel commissions	$1,096	$1,096	$—	—%	$3,264	$3,241	$23	0.7%
Food and beverage	147	125	22	17.6%	397	318	79	24.8%
Hotel	209	208	1	0.5%	487	462	25	5.4%
Other	78	63	15	23.8%	200	152	48	31.6%
Net Revenues	$1,530	$1,492	$38	2.5%	$4,348	$4,173	$175	4.2%

Table game drop	$1,151	$1,119	$32	2.9%	$3,268	$3,236	$32	1.0%
Table game hold %	21.0%	20.4%		0.6 pts	22.0%	20.7%		1.3 pts
Slot handle	$11,280	$11,228	$52	0.5%	$32,621	$33,360	$(739)	(2.2)%

Adjusted EBITDA	$570	$554	$16	2.9%	$1,542	$1,549	$(7)	(0.5)%
Adjusted EBITDA margin	37.3%	37.1%		0.2 pts	35.5%	37.1%		(1.6) pts

Net income attributable to Caesars	$211	$239	$(28)	(11.7)%	$480	$555	$(75)	(13.5)%

Regional segment’s Net Revenues, Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2022 remained comparable to the same prior year period. Gaming volumes for the three and nine months ended September 30, 2022 also remain comparable as the reduction in mandates and restrictions, combined with pent up consumer demand and supplemental discretionary spend from governmental stimulus resulted in strong results during 2021. Performance among our Regional properties was affected by a resurgence of the Omicron variant of COVID-19 in the beginning of 2022; however, the Regional segment subsequently experienced positive results due to improved food and beverage offerings, increased entertainment revenues and an increase in banquets. The consolidation of Horseshoe Baltimore has also had a positive impact on our results. We continue to monitor trends observed during the current year of reduced visitation from certain customers most affected by the current inflationary pressures whereas those not as affected by such pressures remain steady or have improved. We also continue to monitor our competitive environment resulting from the opening of a new casino resort in Gary, Indiana. Further, renovations and capital projects at Harrah’s New Orleans and Atlantic City properties have led to slight disruptions in operations. Despite these headwinds, and the impact of our recent divestitures described above, our results of operations remain strong as compared to pre-pandemic years.
Table game hold percentage in the Regional segment for the three and nine months ended September 30, 2022 was slightly higher than our typical range. Slot win percentage in the Regional segment for the three and nine months ended September 30, 2022 was within our typical range.
Caesars Digital Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Revenues:
Casino and pari-mutuel commissions (a)	$187	$85	$102	120.0%	$255	$197	$58	29.4%
Other	25	11	14	127.3%	56	24	32	133.3%
Net Revenues	$212	$96	$116	120.8%	$311	$221	$90	40.7%

Sports betting handle (b)	$2,029	$1,528	$501	32.8%	$9,350	$2,442	$6,908	*
Sports betting hold %	7.9%	5.0%		2.9 pts	5.4%	5.2%		0.2 pts

iGaming handle	$1,787	$1,467	$320	21.8%	$6,054	$3,754	$2,300	61.3%
iGaming hold %	3.5%	3.2%		0.3 pts	3.3%	3.3%		(0) pts

Adjusted EBITDA	$(38)	$(164)	$126	76.8%	$(661)	$(171)	$(490)	*
Adjusted EBITDA margin	(17.9)%	(170.8)%		152.9 pts	*	(77.4)%		*

Net loss attributable to Caesars	$(63)	$(190)	$127	66.8%	$(755)	$(220)	$(535)	*
___________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and poker of $48 million and $49 million for the three months ended September 30, 2022 and 2021, respectively, and $487 million and $79 million for the nine months ended September 30, 2022 and 2021, respectively. Promotional and complimentary incentives for poker were $5 million and $6 million for the three months ended September 30, 2022 and 2021, respectively, and $18 million and $11 million for the nine months ended September 30, 2022 and 2021, respectively.
(b)Caesars Digital generated an additional $220 million and $196 million of sports betting handle, for the three months ended September 30, 2022 and 2021, respectively, and $824 million and $325 million for the nine months ended September 30, 2022 and 2021, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 14.0% and 11.5%, for the three months ended September 30, 2022 and 2021, respectively, and 10.1% and 10.5% for the nine months ended September 30, 2022 and 2021, respectively. Sports betting handle includes $12 million and $14 million for the three months ended September 30, 2022 and 2021, respectively, and $39 million and $26 million for the nine months ended September 30, 2022 and 2021, respectively, related to horse racing and pari-mutuel wagers.

Caesars Digital includes Caesars’ operations for retail and mobile sports betting, online casino, poker, and horse racing, which includes our Caesars Sportsbook and Caesars Racebook apps. Caesars Digital’s sports betting handle and iGaming handle increased significantly for the three and nine months ended September 30, 2022 compared to the same prior year period due to the William Hill Acquisition, the launch of our new Caesars Sportsbook app in 2021, and the expansion of sports betting into additional states and jurisdictions subsequent to the acquisition. Net Revenues increased during the three months ended September 30, 2022 due to higher handle and lower promotional and complimentary incentives as a percentage of Net Revenues during the period. Adjusted EBITDA loss during the three months ended September 30, 2022 decreased significantly due to higher Net Revenues and lower marketing expenses.
Sports betting and iGaming hold percentages in the Caesars Digital segment for the three and nine months ended September 30, 2022 were within our typical range.
We expect to continue to expand into new jurisdictions with our apps, our Caesars branded retail sportsbooks, and our iGaming applications, to the extent such jurisdictions allow. During significant promotional periods, such as entering these new jurisdictions, we may deploy a significant level of marketing spend to build brand awareness and acquire and retain customers.
As sports betting and online casinos expand through increased state legalization and customer adoption, variations in hold percentages and increases in marketing and promotional costs in highly competitive markets may negatively impact Caesars Digital’s net revenues, Adjusted EBITDA and margin in comparison to prior periods. These periods are not expected to be long in duration as we use our discretion to determine the ongoing level of investment for a particular jurisdiction.
Managed and Branded Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Revenues:
Food and beverage	$—	$1	$(1)	(100.0)%	$—	$3	$(3)	(100.0)%
Other	70	78	(8)	(10.3)%	210	203	7	3.4%
Net Revenues	$70	$79	$(9)	(11.4)%	$210	$206	$4	1.9%

Adjusted EBITDA	$22	$22	$—	—%	$64	$69	$(5)	(7.2)%
Adjusted EBITDA margin	31.4%	27.8%		3.6 pts	30.5%	33.5%		(3) pts

Net income (loss) attributable to Caesars	$22	$38	$(16)	(42.1)%	$(321)	$40	$(361)	*
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

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Reimbursable management revenue	$48	$57	$(9)	(15.8)%	$146	$137	$9	6.6%
Reimbursable management cost	48	57	(9)	(15.8)%	146	137	9	6.6%
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

Corporate & Other

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2022	2021	Variance		2022	2021	Variance
Revenues:
Casino and pari-mutuel commissions	$(1)	$—	$(1)	*	$(2)	$—	$(2)	*
Other	(1)	1	(2)	*	—	10	(10)	(100.0)%
Net Revenues	$(2)	$1	$(3)	*	$(2)	$10	$(12)	*

Adjusted EBITDA	$(22)	$(42)	$20	47.6%	$(86)	$(123)	$37	30.1%
___________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Nine Months Ended September 30, 2022 and 2021
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense, net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, (gain) loss on investments and marketable securities, stock-based compensation, impairment charges, transaction expenses, severance expense, selling costs associated with the divestitures of properties, equity in income (loss) of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss related to divestitures, changes in the fair value of certain derivatives and certain non-recurring expenses such as sign-on and retention bonuses, business optimization expenses and transformation expenses, certain litigation awards and settlements, contract exit or termination costs, and certain regulatory settlements. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). It is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our leases with affiliates of GLPI and VICI and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.

The following tables summarize our Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021, respectively, in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended September 30,
(In millions)	2022	2021
Net income (loss) attributable to Caesars	$52	$(233)
Net income attributable to noncontrolling interests	1	2
Discontinued operations, net of income taxes	—	4
(Benefit) provision for income taxes	8	(90)
Other (income) loss (a)	(4)	153
Loss on extinguishment of debt	33	117
Interest expense, net	569	579
Depreciation and amortization	304	276
Transaction and other operating costs, net (b)	7	21
Stock-based compensation expense	26	21
Other items (c)	16	20
Adjusted EBITDA	1,012	870
Pre-consolidation, pre-acquisition, and pre-disposition EBITDA, net (d)	—	10
Total Adjusted EBITDA	$1,012	$880

	Nine Months Ended September 30,
(In millions)	2022	2021
Net loss attributable to Caesars	$(751)	$(585)
Net income attributable to noncontrolling interests	3	2
Discontinued operations, net of income taxes	386	38
Benefit for income taxes	(47)	(167)
Other (income) loss (a)	(53)	176
Loss on extinguishment of debt	33	140
Interest expense, net	1,680	1,734
Depreciation and amortization	910	842
Transaction and other operating costs, net (b)	(14)	113
Stock-based compensation expense	77	64
Other items (c)	62	52
Adjusted EBITDA	2,286	2,409
Pre-consolidation, pre-acquisition, and pre-disposition EBITDA, net (d)	—	3
Total Adjusted EBITDA	$2,286	$2,412
____________________
(a)Other income for the three and nine months ended September 30, 2022 primarily represents the net changes in fair value of (i) investments held by the Company, (ii) foreign exchange forward contracts, and (iii) the disputed claims liability related to Former Caesars’ bankruptcy prior to the Merger. Other loss for the three and nine months ended September 30, 2021 primarily represents a loss on the change in fair value of investments held by the Company and a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes.
(b)Transaction and other operating costs, net for the three and nine months ended September 30, 2022 primarily represents a gain resulting from insurance proceeds received in excess of the respective carrying value of the assets damaged at Lake Charles by Hurricane Laura in Q1 2022 partially offset by various contract or license termination costs. Transaction and other operating costs, net for the three and nine months ended September 30, 2021 primarily represent costs related to the William Hill Acquisition and the Merger, various contract or license termination exit costs, professional services, other acquisition costs and severance costs.
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

Liquidity and Capital Resources
We are a holding company, and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on existing cash on hand, contracted asset sales, cash flows from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources are existing cash on hand, cash flows from operations, availability of borrowings under our revolving credit facilities, proceeds from the issuance of debt and equity securities and proceeds from completed asset sales. Our cash requirements may fluctuate significantly depending on our decisions with respect to business acquisitions or divestitures and strategic capital and marketing investments.
As of September 30, 2022, our cash on hand and revolving borrowing capacity was as follows:

(In millions)	September 30, 2022
Cash and cash equivalents	$944
Revolver capacity (a)	2,180
Revolver capacity committed to letters of credit	(82)
Available revolver capacity committed as regulatory requirement	(48)
Total	$2,994
___________________
(a)Revolver capacity includes $1,145 million under our CEI Revolving Credit Facility, as amended, maturing in July 2025, $1,025 million under our CRC Revolving Credit Facility, maturing in December 2022, and $10 million under our Baltimore Revolving Credit Facility, as amended, maturing in July 2023. On October 5, 2022, we amended the CEI Revolving Credit Facility to $2.25 billion maturing in January 2028 and terminated the CRC Revolving Credit Facility, as described below.
During the nine months ended September 30, 2022, our operating activities generated cash inflows of $469 million, as compared to operating cash inflows of $974 million during the nine months ended September 30, 2021 due to the results of operations described above.
On September 30, 2020, the Company announced that it had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which the Company would acquire the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction. On the acquisition date, the Company’s intent was to divest of William Hill PLC’s non-U.S. operations, which included the UK and international online divisions and the retail betting shops (collectively, “William Hill International”) was held for sale as of the date of the closing of the William Hill Acquisition with operations reflected within discontinued operations. On April 22, 2021, the Company completed the acquisition of William Hill PLC for £2.9 billion, or approximately $3.9 billion.
In connection with the William Hill Acquisition, on April 22, 2021, a newly formed subsidiary of the Company (the “Bridge Facility Borrower”) entered into a Credit Agreement (the “Bridge Credit Agreement”) with certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, pursuant to which the lenders party thereto provided the Debt Financing (as defined below). The Bridge Credit Agreement provided for (a) a 540-day £1.0 billion asset sale bridge facility, (b) a 60-day £503 million cash confirmation bridge facility and (c) a 540-day £116 million revolving credit facility (collectively, the “Debt Financing”). The proceeds of the bridge loan facilities provided under the Bridge Credit Agreement were used (i) to pay a portion of the cash consideration for the acquisition and (ii) to pay fees and expenses related to the acquisition and related transactions. The £1.5 billion Interim Facilities Agreement (the “Interim Facilities Agreement”) entered into on October 6, 2020 with Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., and amended on December 11, 2020, was terminated upon the execution of the Bridge Credit Agreement. On May 12, 2021, the Company repaid the £503 million cash confirmation bridge facility. On June 14, 2021, the Company drew down the full £116 million from the revolving credit facility and the proceeds, in addition to excess Company cash, were used to make a partial repayment of the asset sale bridge facility in the amount of £700 million.
On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. In order to manage the risk of changes in the GBP denominated sales price and expected proceeds, the Company entered into foreign exchange forward contracts. On April 7, 2022, the Company amended the agreement to sell William Hill International to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. The amended agreement reflected a £250 million reduction in consideration payable at closing and up to £100 million as deferred consideration to be paid to the Company, subject to 888 Holdings Plc meeting certain 2023 financial targets. During the nine months ended September 30, 2022, the Company recorded impairments to assets held for sale of $503 million within discontinued operations based on the revised and final sales prices.

On July 1, 2022, the Company completed the sale of William Hill International to 888 Holdings Plc. and outstanding borrowings under the Bridge Credit Agreement were immediately repaid. After the repayment of the Bridge Credit Agreement, other permitted leakage, and the settlement of related forward contracts, Caesars received net proceeds of $730 million. Including open market repurchases and repayments, the Company utilized all $730 million to reduce the Company’s outstanding debt.
On October 5, 2022, CEI entered into a third amendment to the CEI Credit Agreement (the “Third Amendment”) which provided for an aggregate principal amount of $750 million senior secured term loan (the “CEI Term Loan A” and together with the CEI Revolving Credit Facility, as so amended, the “Amended CEI Revolving Credit Facility,” the “Senior Credit Facilities”) as a new term loan under the credit agreement, increased the aggregate principal amount of the CEI Revolving Credit Facility to $2.25 billion and made certain other amendments to the credit agreement. Both the Amended CEI Revolving Credit Facility and the CEI Term Loan A mature on January 31, 2028, subject to a springing maturity in the event certain other long-term debt of Caesars is not extended or repaid. The Amended CEI Revolving Credit Facility includes a letter of credit sub-facility of $388 million. Concurrently with the closing of the Senior Credit Facilities, the Company terminated the CRC Revolving Credit Facility and utilized the entire proceeds of the CEI Term Loan A of $750 million to make a partial prepayment of the outstanding principal balance of the CRC Term Loan.
We expect that our primary capital requirements going forward will relate to the expansion and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Master Lease, the VICI Leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the next year include expansion projects, the rebranding of certain properties, implementation and migration of our Caesars Sportsbook and iGaming applications in certain states to our Liberty platform, and continued investment into new markets with our Caesars Sportsbook and iGaming applications in our Caesars Digital segment. In addition, we may, from time to time, seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
We continue to expand into new markets with projects such as our partnership with the Eastern Band of Cherokee Indians to build and develop Caesars Virginia which is estimated to open in late 2024. The development has a revised budget of $650 million and will include a premier destination resort casino along with a 500 room hotel and world-class casino floor including 1,300 slot machines, 85 live table games, 24 electronic table games, a WSOP Poker Room, a Caesars Sportsbook, a live entertainment theater and 40,000 square feet of meeting and convention space. Additionally, Caesars announced the plans to expand into Nebraska with the development of a Harrah’s casino and racetrack. The approximately $75 million casino development is expected to feature a new one-mile horse racing surface, a 40,000-square-foot-casino and sportsbook with more than 400 slot machines and 20 table games, as well as a restaurant and retail space.
In 2020, we funded $400 million to escrow as of the closing of the Merger and have begun to utilize those funds in accordance with a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash in Other assets, net. As of September 30, 2022, our restricted cash balance in the escrow account was $141 million for future capital expenditures in New Jersey.
As a condition of the extension of the casino operating contract and ground lease for Harrah’s New Orleans, we are also required to make a capital investment of $325 million in Harrah’s New Orleans by July 15, 2024. The capital investment will include a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340 room hotel tower as we are also in the process of rebranding the property as Caesars New Orleans. We expect to meet our required investment as the project has a current capital plan of approximately $430 million as of September 30, 2022. Total capital expenditures have been $87 million since the project began.
On August 27, 2020, Hurricane Laura made landfall on Lake Charles. Louisiana as a Category 4 storm severely damaging the Isle of Capri Casino Hotel Lake Charles. During the nine months ended September 30, 2022, the Company reached a final settlement agreement with the insurance carriers for a total amount of $128 million, before our insurance deductible of $25 million. During the nine months ended September 30, 2022, the Company received a total of $103 million related to damaged fixed assets, remediation costs and business interruption. Our new land-based casino, Horseshoe Lake Charles, will open on December 12, 2022.

Cash spent for capital expenditures totaled $717 million and $313 million for the nine months ended September 30, 2022 and 2021, respectively. The following table summarizes our capital expenditures for the nine months ended September 30, 2022, and an estimated range of capital expenditures for the remainder of 2022:

	Nine Months Ended September 30, 2022	Estimate of Remaining Capital Expenditures for 2022
(In millions)	Actual	Low	High
Atlantic City	$156	$40	$60
Indiana racing operations	5	—	5
Total estimated capital expenditures from restricted cash	161	40	65
Growth and renovation projects	300	120	165
Caesars Digital	86	30	40
Maintenance projects	170	60	80
Total estimated capital expenditures from unrestricted cash and insurance proceeds	556	210	285
Total	$717	$250	$350
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $158 million for the remainder of 2022. We also lease certain real property assets from third parties, including VICI and GLPI. Our leases with VICI are subject to annual escalations based on the Consumer Price Index (“CPI”) which has increased in 2022. These increases take effect in November 2022. We estimate our lease payments to VICI and GLPI to be approximately $313 million for the remainder of 2022.
The Company has periodically divested assets to raise capital or, in previous cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities.
In addition to the divestiture of William Hill International, described above, on May 5, 2022, the Company consummated the sale of the equity interests of Baton Rouge to CQ Holding Company, Inc., subject to a customary working capital adjustment.
If the agreed upon selling price for future divestitures does not exceed the carrying value of the assets, we may be required to record additional impairment charges in future periods which may be material.
We expect that our current liquidity, cash flows from operations, availability of borrowings under committed credit facilities will be sufficient to fund our operations, capital requirements and service our outstanding indebtedness for the next twelve months.
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
The CRC Revolving Credit Facility and the CEI Revolving Credit Facility include a maximum first-priority net senior secured leverage ratio financial covenant of 6.35:1, which is applicable solely to the extent that certain testing conditions are satisfied. As a result of the termination of the CRC Revolving Credit Facility on October 5, 2022, the associated financial covenant is no longer applicable. The Baltimore Revolving Credit Facility includes a senior secured leverage ratio financial covenant of 5.0:1. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.
The GLPI Leases and VICI Leases contain certain covenants requiring minimum capital expenditures based on a percentage of net revenues along with maintaining certain financial ratios.
The outstanding debt under the Bridge Credit Agreement was fully repaid upon closing of the sale of William Hill International on July 1, 2022. Accordingly, the Company is no longer subject to the financial covenant and guarantees associated with the Bridge Credit Agreement.

As of September 30, 2022, we were in compliance with all of the applicable financial covenants described above.
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
As of September 30, 2022, we have acquired 223,823 shares of common stock under the program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the nine months ended September 30, 2022 and 2021.
Contractual Obligations
There have been no other material changes during the nine months ended September 30, 2022 to our contractual obligations as disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. See Note 8 to our unaudited Financial Statements, which is included elsewhere in this report, for additional information regarding contractual obligations.
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
Critical Accounting Policies
Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes since December 31, 2021. We have not substantively changed the application of our policies, and there have been no material changes in assumptions or estimation techniques used as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
As of September 30, 2022, long-term variable-rate borrowings totaled $5.7 billion under the CRC term loans and the Baltimore term loan, and no amounts were outstanding under the CEI Revolving Credit Facility, the CRC Revolving Credit Facility or the Baltimore Revolving Credit Facility. Long-term variable-rate borrowings under the CRC term loans and the Baltimore term loan represented approximately 43% of consolidated long-term debt as of September 30, 2022. We have four interest rate swap agreements to fix the interest rate on $1.3 billion of variable rate debt, and $4.4 billion of debt remains subject to variable interest rates for the term of the agreements. As of September 30, 2022, the weighted average interest rates on our variable and fixed rate debt were 6.06% and 6.41%, respectively.
LIBOR was discontinued by lending institutions after December 31, 2021 for new debt agreements and after June 30, 2023, no additional LIBOR rates are expected to be available. We have variable rate debt instruments which are subject to LIBOR interest rates plus a margin or a base rate plus a margin. Our CRC term loans and CEI Revolving Credit Facility contain LIBOR replacement provisions in the event that LIBOR is no longer available. We intend to work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition but can provide no assurances regarding the impact of the discontinuation of LIBOR. Our interest rate swaps mature on December 31, 2022.

The Company entered into foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP. During the three months ended September 30, 2021, the Company recorded total gains of $16 million and for the nine months ended September 30, 2022 and 2021, the Company recorded total gains of $76 million and $26 million, respectively, related to forward contracts. All forward contracts have been settled as of July 1, 2022.
We evaluate our exposure to market risk by monitoring interest rates in the marketplace and have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There were no other material quantitative changes in our market risk exposure, or how such risks are managed, for the nine months ended September 30, 2022.
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
Excluding the William Hill Acquisition, there were no changes in our internal controls over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Cautionary Statements Regarding Forward-Looking Information
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results and other information that is not historical information. When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions are intended to identify forward-looking statements. Specifically, forward-looking statements may include, among others, statements concerning:
•the impact of economic trends, inflation and the COVID-19 public health emergency on our business and financial condition;
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
You should also be aware that while we, from time to time, communicate with securities analysts, we do not disclose to them any material non-public information, internal forecasts or other confidential business information. Therefore, you should not assume that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report.

To the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility and are not endorsed by us.
Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to those risk factors during the nine months ended September 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Composite Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 10-Q filed on August 4, 2021.

3.2	Amended and Restated Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on August 1, 2022.

10.1	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Thomas Reeg.	Filed herewith.

10.2	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Anthony Carano.	Filed herewith.

10.3	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Bret Yunker.	Filed herewith.

10.4	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Gary Carano.	Filed herewith.

10.5	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Edmund Quatmann.	Filed herewith.

10.6	Eleventh Amendment to Lease (Regional), dated as of August 25, 2022, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Filed herewith.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

99.1	Financial Information of Caesars Resort Collection, LLC	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

Date: November 1, 2022	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2022	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)