Form 10-K
period 2022-12-31
Caesars Entertainment, Inc.
filed 2023-02-22
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was $7.8 billion at June 30, 2022 based upon the closing price for the shares of CZR’s common stock as reported by The Nasdaq Stock Market.
As of February 16, 2023, there were 215,180,664 outstanding shares of the Registrant’s Common Stock, net of treasury shares.

Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2022.

CAESARS ENTERTAINMENT, INC.
ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2022

PART I
In this filing, Caesars Entertainment, Inc., a Delaware corporation, and its subsidiaries may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “us” or “our” or the “Registrant.”
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” which are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included in Item 8.
Item 1.    Business
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, we grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. in 2017 and Tropicana Entertainment, Inc. in 2018 and a merger with Caesars Entertainment Corporation (“Former Caesars”) on July 20, 2020, pursuant to which Former Caesars became our wholly-owned subsidiary (the “Merger”) and our ticker symbol on the NASDAQ Stock Market changed from “ERI” to “CZR”. In addition, on April 22, 2021, we completed the acquisition of William Hill PLC (the “William Hill Acquisition”).
Our primary source of revenue is generated by casino properties’ gaming operations, including retail and online sports betting, as well as online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of December 31, 2022, we own, lease or manage an aggregate of 51 domestic properties in 16 states with approximately 52,800 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 47,200 hotel rooms. We also operate and conduct sports wagering across 28 jurisdictions in North America, 20 of which are mobile for sports betting, and operate regulated online real money gaming in six jurisdictions in North America. We continue to expand into additional markets as jurisdictions legalize forms of retail and online gaming and sports betting. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. We lease certain real property assets from third parties, including GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) and VICI Properties L.P., a Delaware limited partnership (“VICI”). See Item 2, “Properties,” for more information about our properties.
Significant Transactions in 2022
On April 22, 2021, we completed the acquisition of William Hill PLC for £2.9 billion, or approximately $3.9 billion with the intent to divest William Hill PLC’s non-U.S. operations, which included the United Kingdom and international online divisions and the retail betting shops (collectively, “William Hill International”). We entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion which, on April 7, 2022, we amended for a revised enterprise value of approximately £2.0 billion. The amended agreement reflected a £250 million reduction in consideration payable at closing and up to £100 million of deferred consideration to be paid to Caesars, subject to 888 Holdings Plc meeting certain 2023 financial targets. During the year ended December 31, 2022, we recorded impairments to assets held for sale of $503 million within discontinued operations based on the revised and final sales prices.
On July 1, 2022, we completed the sale of William Hill International to 888 Holdings Plc and outstanding borrowings under the Bridge Credit Agreement, between the Company and certain lenders party thereto and Deutsche Bank AG, London Branch as administrative agent and collateral agent, were immediately repaid. After the repayment of the Bridge Credit Agreement, other permitted leakage, and the settlement of related forward contracts, we received net proceeds of $730 million. Including open market repurchases and repayments, we utilized all $730 million to reduce our outstanding debt.
On May 5, 2022, we consummated the sale of the equity interests of Belle of Baton Rouge Casino & Hotel (“Baton Rouge”) to CQ Holding Company, Inc., subject to customary closing conditions, resulting in a loss of $3 million. Baton Rouge was within the Regional segment.

Developments related to COVID-19
Despite the resurgence of the COVID-19 Omicron variant at the beginning of the year, operations at many of our properties experienced positive trends during much of the year ended December 31, 2022, including higher hotel occupancy, particularly in Las Vegas, and increased gaming and food and beverage volumes. The reduction in mandates and restrictions, combined with pent up consumer demand and supplemental discretionary spend from governmental stimulus, resulted in strong results across our properties during 2021. Future variants, mandates or restrictions imposed by various regulatory bodies are uncertain and could have a significant impact on our future operations.
Business Operations
Our consolidated business is composed of complementary businesses that reinforce, cross-promote, and build upon each other: casino, which includes our online sports betting and iGaming, food and beverage, hotel, casino management services, entertainment, retail and other business operations.
Casino Operations
Our casino operations generate revenues from approximately 52,800 slot machines, 2,800 table games, including poker, sports betting from our retail and online sportsbooks, iGaming and other games such as keno, all of which comprised approximately 55% of our total net revenues in 2022. Slot revenues generate the majority of our casino revenues.
Online Sports Betting and iGaming
As a result of our acquisition of William Hill PLC on April 22, 2021, we significantly expanded our online sports betting and iGaming presence. We operate and conduct sports wagering across 28 jurisdictions in North America as of December 31, 2022. Additionally, we operate regulated online real money gaming businesses in six jurisdictions in North America and continue to leverage the World Series of Poker (“WSOP”) brand, and license the WSOP trademarks for a variety of products and services. We offer hundreds of online casino games including slots, table games, live dealer and video poker and we expect to increase our product offerings as iGaming is legalized in additional states.
Extensive usage of digital platforms, continued legalization in additional jurisdictions, and growing bettor demand are driving the market for online sports betting platforms in the United States and the William Hill Acquisition positioned us to address this growing market.
On August 2, 2021, we launched our Caesars Sportsbook app on our owned and integrated technology platform we have labeled Liberty (“Liberty”). We launched a significant marketing campaign with distinguished actors, athletes and media personalities promoting the launch of the Caesars Sportsbook app. The app offers extensive pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. Caesars Sportsbook has partnerships with the NFL, NBA, NHL, MLB, and several individual teams, while being the exclusive odds provider for ESPN and CBS Sports. We have continued to create new partnerships among professional sports teams and, in 2021, entered into a 20-year exclusive naming-rights partnership branding the Caesars Superdome in New Orleans. In addition to the Caesars Sportsbook app, the Company and NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., launched the Caesars Racebook app. The Caesars Racebook app operates in eight states and provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards the Caesars Rewards loyalty program or points which can be redeemed for free wagering credits. Growth in the Caesars Digital segment continues to be realized with the strategic expansion into new states as jurisdictions legalize retail and online sports betting and online horse race wagering.
Sports Brand Partnerships — Our strategy includes developing local and national partnerships that align our sportsbooks, casinos, resorts and brands with sports fans. We have high-profile exclusive sports entertainment partnerships with the NFL, making Caesars the first-ever “Official Casino Sponsor” in the history of the league. This historic partnership combines the NFL’s legendary events with our properties to bring unique experiences to Caesars’ patrons. This includes exclusive rights to use NFL trademarks to promote our properties and enabling Caesars to host exclusive special events and experiences. Caesars expects to continue to host brand activations at prominent, high-profile NFL events, including the NFL Draft, NFL playoffs, and the Super Bowl during this multi-year partnership.
Food and Beverage Operations
Our food and beverage operations generate revenues from our dining venues, bars, nightclubs, and lounges located throughout our casinos and represented approximately 15% of our total net revenues in 2022. Many of our properties include several dining options, ranging from upscale dining experiences to moderately-priced restaurants, some of which offer pickup or in-room delivery options.

Hotel Operations
Hotel operations generate revenues from hotel stays at our properties in our approximately 47,200 guest rooms and suites worldwide and represented approximately 18% of our total net revenues in 2022. Our properties operate at various price and service points, allowing us to host a variety of casino guests, who are visiting our properties for gaming and other casino entertainment options, and non-casino guests who are visiting our properties for other purposes, such as vacation travel or conventions.
Management and Branding Arrangements
We earn revenue from fees paid for the management of domestic and international hotels and casinos. Managed properties represent Caesars-branded properties where we provide certain staffing and management services under management agreements. In addition, we authorize the use of certain brands and marks of Caesars Entertainment, Inc from which we earn revenue from fees received based on the arrangements.
Entertainment and Other Non-Gaming Operations
We provide a variety of retail and entertainment offerings at our properties. We operate various entertainment venues across the United States, including the Colosseum at Caesars Palace and Zappos Theater at Planet Hollywood. These award-winning entertainment venues host or have announced plans to host, prominent headliners, such as Garth Brooks, Sting, Keith Urban and Miranda Lambert.
The LINQ Promenade is an open-air dining, entertainment, and retail development located between The LINQ Hotel & Casino and Flamingo Las Vegas, which features The High Roller, a 550-foot observation wheel, and Fly LINQ, the first and only zipline on the Las Vegas Strip. The retail stores offer guests a wide range of options from high-end brands and accessories to souvenirs and decorative items.
CAESARS FORUM is a 550,000 square-foot state-of-the-art conference center located at the center of the Las Vegas Strip. CAESARS FORUM can accommodate more than 10,000 participants and features more than 300,000 square feet of flexible meeting space, the two largest pillarless ballrooms in the world, a LEED silver-rated FORUM Plaza, and the first 100,000 square-foot outdoor meeting and event space in Las Vegas.
Market Activities
Trends
Economic Factors Impacting Discretionary Spending — Gaming and other leisure activities we offer represent discretionary expenditures which may be sensitive to economic downturns. The resurgence of the Omicron variant of COVID-19 continued to impact the beginning of the year, however, many of our properties experienced positive trends during much of the year ended December 31, 2022 including higher hotel occupancy and rates, particularly in Las Vegas, and increased gaming and food and beverage volumes coupled with improved product mix. During 2021, mandates and restrictions on maximum capacities and amenities available were eased, discretionary consumer spending was supplemented via governmental stimulus, and pent-up consumer demand from the prolonged impact of COVID-19 resulted in strong results across our properties.
We continue to monitor the effects of recent inflation and the possible implications on certain customers most affected by lower discretionary income. Although we have seen periods of reduced visitation from those customers, visitation from customers who are not as affected by inflation remains steady or has slightly improved. In addition, our leases with VICI are impacted by inflation as they are subject to annual escalators based on the Consumer Price Index (“CPI”).
We are also continuing to monitor rising interest rates which have a direct impact on certain of our debt instruments, in addition to an effect on consumer spending. We evaluate projected changes in interest rates when entering into borrowing arrangements and manage our mix of fixed versus variable debt.
We continue to manage the prolonged impact of COVID-19 on the economy, our industry and our Company, with challenges arising at times from labor shortages, supply chain disruptions, increased costs of goods and services, among other impacts. Further discussion of the effects of these trends are described throughout this Form 10-K. The extent and duration of these trends is uncertain and may intensify.
Online Betting and Gaming — Online betting and gaming is a rapidly developing sector of the e-commerce industry and we believe the digital segment of the global betting and gaming industry will continue to grow in popularity and consumer confidence. The market for online betting platforms is being driven by the increased use of digital processes and global, growing bettor demand. We anticipate that the United States market will begin to have a strong and steady uptake in active wagers as state-by-state legislation in the United States continues to evolve resulting in new opportunities in the United States sports betting market. The extent and future effects of online betting and gaming on our casino properties is uncertain but we expect that our online betting and gaming offering will be complementary to our brick-and-mortar casino business.
Competition
The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. In most regions, we compete directly with other casino facilities operating in the immediate and surrounding areas. In Las Vegas, our largest jurisdiction, competition is expected to increase in the coming years. In response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. There have also been proposals for other large scale gaming and non-gaming development projects in Las Vegas by various other developers. Our Las Vegas Strip hotels and casinos also compete, in part, with each other.
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
We face significant competition in our online sports betting, online horse racing wagering and iGaming businesses in jurisdictions where we currently operate and those jurisdictions in which we wish to expand. Although we have experienced recent success in obtaining approval for sports betting and iGaming licenses in new jurisdictions, new state launches may require significant upfront investment and may not be successful.
Resources Material to Business
Rewards Programs
We believe Caesars Rewards, with a network of more than 60 million people, enables us to compete more effectively and capture a larger share of our customers’ entertainment spending when they travel among regions or engage in online wagering and gaming versus that of a standalone property, which is core to our cross-market strategy.
Caesars Rewards members earn Reward Credits for qualifying gaming activities, including sports betting, online gaming and wagering in the Caesars Sportsbook and Caesars Racebook apps. Members also earn Reward Credits for qualifying hotel, dining and retail spending at all Caesars Entertainment destinations in the United States and Canada. Additionally, Reward Credits are earned when members use their Caesars Rewards VISA credit card or make a purchase through a Caesars Rewards partner. Members can redeem their earned Reward Credits for those same experiences.
Caesars Rewards is a tier based loyalty program (designated as Gold, Platinum, Diamond, Diamond Plus, Diamond Elite or Seven Stars), each with increasing benefits and privileges. Members are provided promotional offers based on their tier level, their retail and gaming engagement at Caesars Entertainment destinations, and their preferred spending choices outside of gaming. Member information is also used in connection with various marketing promotions, including campaigns involving direct mail, email, our websites, mobile devices, social media, and interactive slot machines.

Intellectual Property and Resources
We use a variety of trade names, service marks, trademarks, patents and copyrights in our operations and believe that we have the rights necessary to conduct our continuing operations. The development of intellectual property is part of our overall business strategy. We regard our intellectual property to be an important element of our success. We file applications for and obtain patents, trademarks and copyrights in the United States and foreign countries where we believe filing for such protection is appropriate. While our business as a whole is not substantially dependent on any one patent, trademark, or copyright, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, trademarks, copyrights, and trade secret laws. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. Our United States patents have varying expiration dates.
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
We own or have the right to use proprietary rights to a number of trademarks that we consider, along with the associated name recognition, to be valuable to our business, including Eldorado, Silver Legacy, Isle, Lady Luck, Tropicana, Circus Circus, Caesars, Flamingo, Harrah’s, Horseshoe, Paris, Planet Hollywood, Caesars Rewards, Caesars Sportsbook, William Hill and WSOP.
As of December 31, 2022, our Caesars Sportsbook app is powered by our Liberty platform in 20 mobile sports betting jurisdictions. The Liberty platform resulted in a significant upgrade to our user interface and significant product upgrades including numerous pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. Our Liberty platform also integrates customers with the Caesars Rewards loyalty program. We continue to use legacy sportsbook and iGaming platforms in certain states. In addition to the Caesars Sportsbook app, we and NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., launched the Caesars Racebook app. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world. Wagers placed can earn credits towards the Caesars Rewards loyalty program.
Industry Overview
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also Exhibit 99.1, “Gaming Overview,” to this Annual Report on Form 10-K, which is incorporated herein by reference.
Seasonality
We believe that business at our regional properties outside of Las Vegas is subject to seasonality, including seasonality based on the weather in the region in which they operate and the travel habits of visitors. Business in our properties can also fluctuate due to specific holidays or other significant events, particularly when a holiday falls in a different quarter than the prior year, the timing of the WSOP tournament (with respect to our Las Vegas properties), city-wide conventions, large sporting events or concerts, or visits by our premium players. We also believe that any seasonality, holiday, or other significant event may affect our various properties or regions differently. We may also experience seasonality with retail and online sports betting which coincides with certain sporting events, as well as seasons of professional sports teams.
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
Internal Revenue Service Regulations
The Internal Revenue Service requires operators of casinos and online sports betting apps located in the United States to file information returns for U.S. citizens, including names and addresses of winners for certain table games, keno, bingo, slot machine and retail and online sports betting winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some table games, keno, bingo, slot machine and retail and online sports betting winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, other games.
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
Environmental Matters
We are subject to various federal, state and local environmental, health and safety laws and regulations, including but not limited to air quality, indoor air quality, water quality, bulk storage of regulated materials, and disposal of waste, including hazardous waste. Such laws and regulations can impose liability on potentially responsible parties (owner/operators of real property) to clean up, or contribute to the cost of cleaning up, sites at which regulated materials were disposed of or released. In addition to investigation and remediation liabilities that could arise under such laws and regulations, we could face personal injury, property damage, fines or other claims by third parties concerning environmental compliance, contamination or exposure to hazardous conditions. Environmental regulatory violations also include monetary penalties assessed by the jurisdictional regulatory agency and civil or criminal penalties for intentional negligence. Occasionally and under certain circumstances, we have investigated and remediated (or contributed to remediation costs) contamination located at or near our facilities. Examples included contamination related to underground storage tanks and groundwater contamination arising from prior uses of land on which certain facilities are located. In addition, we have and continue to contain, manage, and dispose of manure and wastewater generated by concentrated animal feeding operations due to our racetrack operations; manage, abate, or remove indoor air quality concerns such as mold, lead, or asbestos-containing materials; and manage operations within applicable environmental permitting requirements. Although we have incurred and expect to incur costs related to various environmental matters such as investigations, remediation, and management of hazardous materials or conditions known or discovered to exist at our properties, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow. However, such matters in the future could have a material adverse effect on our business.
Climate Change
There has been an increasing focus of international, national, state, regional and local regulatory bodies on greenhouse gas (“GHG”), including carbon emissions, and climate change issues. The United States is a member of the Paris Agreement, a climate accord reached at the Conference of the Parties (“COP 21”) in Paris, that set many new goals, and many related policies are still emerging. The Paris Agreement requires set GHG emission reduction goals every five years beginning in 2020. Stronger GHG emission targets were set at COP 26 in Glasgow in November 2021.
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
Human Capital Management
We aim to provide a workplace that is engaging, empowering, inclusive and respectful for all employees (our “Team Members”), embracing a culture of openness, passion for service and recognition. Our ongoing investment in professional training and development, safety, health and wellbeing, and Team Member recognition linked to guest satisfaction are all important drivers of our success in delivering strong financial results and creating value for our communities. We have approximately 49,000 employees at our domestic properties throughout our organization.
Labor Relations
Approximately 21,000 of our employees are covered by collective bargaining agreements with certain of our subsidiaries. The majority of these employees in various job positions are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Las Vegas Culinary Employees	10,000	Culinary Workers Union, Local 226	May 31, 2023
Atlantic City Food & Beverage and Hotel Employees	2,700	UNITE HERE, Local 54	May 31, 2026
Las Vegas Dealers	2,000	United Auto Workers	September 30, 2023
Las Vegas Teamsters	1,200	Teamsters, Local 986	March 31, 2024
Las Vegas Bartenders	1,100	Bartenders Union, Local 165	May 31, 2023

Hiring and Development
We aim to support Team Members throughout their career with Caesars. We’re committed to providing opportunities to help Team Members achieve their professional goals. We maintain a wide range of channels for diverse recruiting, including outreach to academic institutions and nonprofits that help us source diverse candidates. Our leadership receives training on our inclusive and equitable talent management recruitment and retention processes. Additionally, to support hiring initiatives across the enterprise, we maintain a recruiting website that includes information describing our culture, benefits and diversity initiatives. The website highlights our commitment to corporate social responsibility (“CSR”) diversity, equity and inclusion (“DEI”), and we welcome candidates from all backgrounds.
We strive to inspire our Team Members through our mission, vision and values, and our Code of Commitment (described below). To evaluate our Team Member experience and our retention efforts, we monitor a number of Team Member measures, such as turnover rates and Team Member satisfaction. In 2021, we implemented new Team Member experience surveys to help us further understand the drivers of engagement and areas where we can improve. These surveys are completed on a regular basis alongside additional surveys targeted at specific events within a Team Member cycle, including new hires, anniversary milestones and exit inquiries.
Our compensation and benefits programs are designed to attract, retain and motivate our Team Members. In addition to competitive salaries and wages, we provide a variety of short-term, long-term and incentive-based compensation programs to reward performance relative to key metrics relevant to our business. We offer comprehensive benefit options including, but not limited to, retirement savings plans, health insurance coverage (including medical, mental health, dental, vision and pharmacy), parental leave, educational assistance, training opportunities, company-paid life insurance and an employee assistance program.
We place utmost importance on creating a safe workplace for our Team Members, embedding procedures so that all our Team Members have the awareness, knowledge and tools to make safe working a habit.
We also maintain a wellness program to help our Team Members improve their health and wellbeing. This program has demonstrated improved health metrics for participating Team Members and their covered family members helping reduce the cost of healthcare for Team Members and for the Company. Effective in 2022, we consolidated our group health plans and made significant enhancements to our offerings and wellness program including a wide range of affordable options, mental health initiatives and expanded onsite and virtual primary care clinics across the US.
Diversity, Equity and Inclusion
We embrace diversity and aim to create an inclusive working environment that celebrates all our Team Members as individuals. Our diversity, equity and inclusion framework identifies five pillars of activity: advocacy, Team Members, suppliers, communities and guests for a holistic approach to embedding DEI in everything we do. We publish our DEI data in our annual CSR report (described below).
We set targets to increase the representation of women and people of color in leadership roles (supervisory and above). Our 2025 goals outlined 50% of management roles to be held by women in both the mid-level and senior leadership populations, and 50% of leadership roles to be held by people of color. We also committed to increase the representation of people of color in senior leadership roles by 50%. As of year-end, 45% of mid-level roles and 30% of senior leadership roles in the Company are held by women. Additionally, 43% of leadership roles are held by people of color and the representation of people of color in senior leadership positions has increased by 106%.
Corporate Social Responsibility
Caesars’ Board of Directors (the “Board”) and senior executives view CSR as an integral element in the way we do business, with the belief that being a good corporate citizen helps protect the Company against risk, contributes to improved performance and helps foster positive relationships with all those with whom we connect. The Board and our executive management are committed to being an industry leader in CSR (which includes diversity, equity and inclusion, social impact, and environmental sustainability). In 2022, the Board and our leadership continued to engage with our CEO-level external CSR Advisory Board comprised of experts representing DEI, business strategy, academia and investors, and used their guidance to confirm our CSR priorities. These priorities are reflected in our 13th annual CSR report, published in 2022 in accordance with Global Reporting Initiative Standards.
CSR Committee of the Board
Caesars’ Board has a CSR committee that defines the duties and responsibilities of the Board in supporting delivery of our corporate purpose and CSR strategy as well as CSR-related aspects of corporate governance such as Board diversity.

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
PEOPLE PLANET PLAY Strategy
Our PEOPLE PLANET PLAY strategy defines how we meet the obligations of our Code of Commitment and is aligned with global priorities articulated by the United Nations as the Sustainable Development Goals. PEOPLE PLANET PLAY establishes multi-year targets in key areas of impact, including science-based greenhouse gas emissions-reduction, formally approved by the Science Based Targets Initiative (“SBTi”), aligning with global best practices on climate change action. In early 2022, we conducted a comprehensive CSR assessment to evaluate our assumptions. We also used the assessment period to review our business transformations following the COVID-19 pandemic, along with expectations related to social justice and CSR. With the help of an external specialist, our assessment gathered input from internal and external stakeholders, reviewed multiple industry and environmental, social and governance (“ESG”) disclosures, standards and frameworks and yielded 21 material topics. This process allowed us to reassess the role our business plays in society, the way we impact people and the environment and the needs of our stakeholders. Our materiality assessment is available on our website at www.investor.caesars.com within the ESG resource hub on our Corporate Social Responsibility page.
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
Caesars maintains a comprehensive risk-based Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) program. It includes strong governance and effective internal controls and procedures to comply with applicable BSA requirements, regulatory guidance, and any related laws, and to take measures to prevent its affiliated casinos from being used for money laundering or other criminal activity. Execution of the program is governed with reference to FINCEN’s guidance on the Culture of Compliance. Caesars’ internal AML Policy, Know Your Customer Policy and BSA Identification Policy outline the Caesars AML Program and set the minimum standards for the related procedures and internal controls of the Caesars casino affiliates. Employees are required to complete annual trainings related company policies, including AML.
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
Caesars also maintains an Amended and Restated Gaming Compliance Plan (the “Plan”), which is approved by various gaming regulators. The Plan is designed to implement procedures to enhance the likelihood that no activities of the Company or any affiliate of the Company will impugn the reputation and integrity of Caesars. The Plan also establishes a Compliance Committee that assists the Company in implementing its strict policy that its business be conducted with honesty and integrity, and in accordance with high moral, legal and ethical standards. Caesars’ Senior Vice President & Assistant General Counsel – Regulatory & Compliance serves as the Compliance Officer as defined by the Plan.

Environmental Stewardship
We take a proactive approach to environmental sustainability through our CodeGreen strategy established in 2007, striving to improve our performance across energy and GHG emissions efficiencies, reduction of water consumption and increasing diversion of waste from landfills. Caesars recognizes the impact climate change can play both on our business and the guests we serve. Identifying, assessing, and managing the risks and opportunities therefore plays a vital role in our long-term strategic thinking on climate and water, and how we approach our CSR goals. We adopted Science Based Targets (“SBTs”) as part of our strategy to reduce our environmental impact. These targets, approved to be in line with well below 2 degrees Celsius per SBTi, are (i) reducing absolute Scope 1 and 2 GHG emissions by 35% by 2025, and 100% by 2050, from a 2011 base-year and (ii) having 60% of suppliers by spend institute science-based GHG reduction targets for their operations by 2023. In 2023, we expect to establish a new baseline to reaffirm GHG emission reduction goals as a combined company, while increasing our ambition to meet a 1.5-degree reduction target. We modeled our GHG emissions data to create an estimate for 2018 and prior years back to 2011. This enabled us to compare our progress against our SBTs using actual data against a modeled 2011 base year. Between 2011 and 2021, Caesars estimated a reduction in absolute Scopes 1 and 2 GHG emissions of 33.9%. Caesars is pursuing renewable energy sources and low-carbon options, including on site solar developments. Our long-term goals include a continued focus on energy efficiency and conservation as well as evaluating renewable energy supply opportunities for each of our properties in pursuit of our forthcoming SBTs.
We voluntarily participate in the CDP (formerly the Carbon Disclosure Project), an international nonprofit that runs a global disclosure system for investors, companies, and regions to manage their environmental impacts. In 2022, Caesars achieved A-List status for both climate change and water security and in 2021 earned a spot on the Supplier Engagement Leaderboard from CDP. Less than 3% of companies assessed by CDP in 2022 made the A List for either climate change or water security.
We are engaged in extensive waste reduction efforts across our facilities, including recycling, food donation, and manure composting. In 2021, we diverted 40% of our total waste from landfills.
Community Investment
Caesars contributes to our local communities to help them develop and prosper, through funding community projects, Team Member volunteering and cash donations from the Caesars Foundation, a private foundation funded from our operating income. In 2022, the Caesars Foundation contributed $3.3 million to communities across the United States. The Caesars Foundation also continued to support significant national relationships that support diversity, equity and inclusion. During 2022, our Team Members volunteered over 75,000 hours through the HERO program.
Many of our community partners are long-term collaborations. For example, in 2022 we celebrated the 20th anniversary of our partnership with Meal on Wheels America working together to combat the issues of senior hunger and isolation. We also implemented an expanded partnership with Boys and Girls Club of America supported by a $500,000 grant from the Caesars Foundation to support the mission of enabling young people to reach their full potential as productive, caring, responsible citizens.
We seek to encourage DEI dialogue in our communities as part of our advocacy approach to raise awareness. In 2022, we hosted a DEI Summit bringing together corporate and nonprofit partners and suppliers in supporting and promoting efforts to advance DEI initiatives. The Summit included several educational sessions, keynotes and panel discussions led by notable DEI leaders and practitioners, as well as a panel discussion involving diverse suppliers.
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
•expectations regarding our business and results of operations of our existing casino properties and online betting and gaming activities and prospects for future development;
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
•our intention to pursue development opportunities and additional acquisitions and divestitures, and;
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
In recent years, many casino and online gaming operators, including us, have reinvested in existing jurisdictions to attract new customers or to gain market share, thereby increasing competition in those jurisdictions. In particular, we and other online betting and gaming operators have undertaken extensive marketing campaigns and made significant investments in customer acquisition through pricing and promotional policies. In addition, in response to changing trends, Las Vegas operators have focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. The expansion of online betting and gaming in new jurisdictions and the growth of the number of competitors in the online betting and gaming market, the expansion of existing casino entertainment properties, the increase in the number of properties, and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance.
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
Consumer demand for casino hotel and racetrack properties and online betting and gaming is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, the impact of high energy and food costs, rising interest rates, the increased cost of travel, decreased disposable consumer income and wealth, fears of war and future acts of terrorism, or widespread illnesses or epidemics, including COVID-19, can have a material adverse effect on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and could further reduce customer demand for the amenities and products that we offer. In addition, increases in gasoline prices, including increases prompted by global political and economic instabilities, can adversely affect our casino operations because most of our patrons travel to our properties by car or on airlines that may pass on increases in fuel costs to passengers in the form of higher ticket prices.

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
In addition, the odds that we offer in our sportsbook operations may occasionally contain an obvious error. Examples of such errors are inverted lines between teams, or odds that are significantly different from the true odds of the outcome in a way that all reasonable persons would agree is an error. If regulatory restrictions do not permit us to void or re-set odds to correct odds on bets associated with large obvious errors in odds making, we could be subject to covering significant liabilities.
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
We rely on relationships with sports leagues and teams, media companies and other third parties in order to attract users to our offerings. In 2019 we entered into an exclusive sports entertainment partnership with the NFL, making us the first ever “Official Casino Sponsor” in the history of the league and in 2020, we partnered with ESPN to integrate their digital platforms with our sportsbooks. These relationships, along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses direct consumers to our offerings. While we believe there are other third parties that could drive users to our online offerings, adding or transitioning to them may disrupt our business and increase our costs, and may require us to modify, limit or discontinue certain offerings. Furthermore, sports leagues, teams and venues may enter into exclusive partnerships with our competitors which could adversely affect our ability to offer certain types of wagers. In the event that any of our existing relationships or our future relationships fail to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, our ability to cost effectively attract consumers could be impacted and our online betting and gaming business, financial condition, results of operations and prospects could be adversely affected.
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

In addition, the Chinese government has taken steps to prohibit the transfer of cash for the payment of gaming debts. These developments may have the effect of reducing the collectability of gaming debts of players from China. It is unclear whether these and other measures will continue to be in effect or become more restrictive in the future. These and any future foreign currency control policy developments that may be implemented by foreign jurisdictions could significantly impact our business, financial condition and results of operations.
The outbreak of COVID-19 and COVID-19 related impacts have had, and are expected to continue to have, a significant impact on our operations and results of operations.
COVID-19 and mitigation measures recommended or required by public health officials to slow the spread of COVID-19 had a material adverse effect on our operations. All of our casino properties were temporarily closed for several weeks during 2020 due to orders issued by various government agencies and tribal bodies. Following re-opening of our properties, our operations were affected by social distancing measures, including reduced gaming operations, limitations on number of customers present in our facilities, restrictions on hotel, food and beverage outlets and limits on events that would otherwise attract customers to our properties. While restrictions on our operations were eased in 2021 and we experienced positive operating trends, we continue to see prolonged impacts of COVID-19 on the economy, our industry and the Company, with increased challenges arising from labor shortages, supply chain challenges, increasing costs of goods and services, inflation and rising interest rates, among other impacts. The extent and duration of the impacts of COVID-19 on our business is difficult to predict and such impacts may intensify.
Acts of terrorism, war, natural disasters, severe weather, and political, economic and military conditions may impede our ability to operate or may negatively impact our financial results.
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of our properties in Las Vegas use air travel. As a result of terrorist acts that occurred on September 11, 2001, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to our properties in Las Vegas. Visitation to Las Vegas also declined for a period of time following the mass shooting tragedy on October 1, 2017. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq, Afghanistan, Ukraine, and/or Syria or other countries throughout the world, and governmental responses to those acts or hostilities, will directly or indirectly impact our business and operating results. For example, a third party that is responsible for our player account management has employees in Ukraine and negative developments in Ukraine could negatively impact our digital business. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely affected.
In addition, natural and man-made disasters such as major fires, floods, severe snowstorms, hurricanes, earthquakes, and oil spills could also adversely impact our business and operating results. Such events could lead to the loss of use of one or more of our properties for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. For example, our property in Lake Charles, Louisiana was closed in August 2020 until December 2022 due to damage resulting from Hurricane Laura. Inadequate insurance or lack of available insurance for these and other certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, may be out of our control. In some cases, however, we may receive no proceeds from insurance. Further, if properties subject to our leases with VICI and GLPI are impacted by a casualty event, such leases require us to repair or restore the affected properties even if the cost of such repair or restoration exceeds the insurance proceeds that we receive. Under such circumstances, the rent under such leases is required to be paid during the period of repair or restoration even if all or a portion of the affected property is not operating. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of the casualty event or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected and the timing and receipt of insurance proceeds, if any, may be out of our control.

Increased scrutiny and changing expectations from investors, consumers, employees, regulators, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer attraction and retention, access to capital and employee recruitment and retention. Increased scrutiny and changing expectations from investors, consumers, employees, regulators, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer attraction and retention, access to capital and employee recruitment and retention.
Increased scrutiny and changing expectations from investors, consumers, employees, regulators, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer attraction and retention, access to capital and employee recruitment and retention.
Companies across all industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. Investors, consumers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, consumer or employee expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted.
Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:
● the availability and cost of low- or non-carbon-based energy sources;
● the evolving regulatory requirements affecting ESG standards or disclosures;
● the availability of suppliers that can meet sustainability, diversity and other ESG standards that we may set;
● our ability to recruit, develop and retain diverse talent in our labor markets; and
● the success of our organic growth and acquisitions or dispositions of businesses or operations.
If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.
Our business may be subject to fluctuations due to seasonality and other factors that could result in volatility and have an adverse effect on our operating results.
Our business may fluctuate due to seasonality and other factors. Our casino business is impacted by weather conditions that may deter or prevent customers from reaching the facilities or undertaking trips, which would particularly affect customers who are traveling longer distances to visit our properties. Our casino business can also fluctuate due to specific holidays or other significant events, particularly when the holiday falls in a different quarter than the prior year, the World Series of Poker tournament (with respect to our Las Vegas properties), city-wide conventions, a large sporting event or a concert, or visits by our premium players. Our sportsbook business may also be impacted by availability or scheduling of major sporting events or the cancellation or postponement of sporting events or races, including lockouts, strikes or similar disruptions. Seasonality, holiday, or other significant events may affect our digital operations, properties or regions differently. These factors, among other things, could adversely affect our business, financial condition, and operating results, cause volatility in the trading price of our stock and impact our cash flow from quarter to quarter.
Our business is particularly sensitive to energy or water prices and a rise in energy prices could harm our operating results.
We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices that affect our customers may result in reduced visitation to our resorts and a reduction in our revenues. Further, our operations or the operations of our critical supplies could be negatively impacted by the duration of drought conditions, or other cause of water stress or shortages, such as those experienced in the southwest United States, or other areas in which we operate. We may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, as we could experience potentially higher utility, fuel, and transportation costs.
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
As of December 31, 2022, we had collective bargaining agreements covering approximately 21,000 employees. A lengthy strike or other work stoppages at any of our casino properties could have an adverse effect on our business and results of operations.
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
As of December 31, 2022 we had $13.1 billion of outstanding indebtedness, in addition to leases with VICI and GLPI that require an annual rent payment of $1.3 billion in 2023 and are subject to annual escalation, including annual escalations based on the CPI. See Note 10 for a description of our obligations under our leases with VICI and GLPI and Note 12 for details regarding our debt outstanding and related restrictive covenants. As a result, a significant portion of our cash flow is applied to make interest payments with respect to our outstanding debt and payments under our leases. These financial obligations may have important negative consequences for us, including:
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
Our ability to service our current and future levels of indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions, including the interest rate environment and financial, business, regulatory and other factors, some of which are beyond our control.
There is no assurance that we will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs and we may be forced to take actions such as reducing or delaying business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing debt, reducing or discontinuing dividends we may pay in the future, or seeking additional equity capital. These actions may not be effected on satisfactory terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our business, results of operations and financial condition. While we expect to refinance or replace our debt facilities when they mature, we cannot be sure that we will be able to obtain financing on commercially reasonable terms.
Despite our current indebtedness levels, we and our subsidiaries may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, and may enter into financing obligations similar to our leases with VICI and GLPI in the future. As of December 31, 2022, we had $2.2 billion of borrowing capacity under our revolving credit facility, before consideration of $82 million in outstanding letters of credit and $48 million committed for regulatory purposes under our CEI Revolving Credit Facility. Further, our existing debt agreements currently permit, and we expect that agreements governing debt that we incur in the future will permit, us to incur certain other additional secured and unsecured debt. Further, we may incur other liabilities that do not constitute indebtedness. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.
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
We currently lease certain parcels of land on which a significant portion of our properties are located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership of the underlying land. Accordingly, we have no interest in the leased land or improvements thereon at the expiration of the ground leases. If our use of the land underlying our casino properties is disrupted permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Our leases provide that they may be terminated for a number of reasons, including failure to pay rent, taxes or other payment obligations or the breach of other covenants contained in the leases. In particular, our leases with VICI and GLPI require annual rent payments of $1.3 billion in 2023, which is subject to escalation annually, and obligate us to make specified minimum capital expenditures with respect to the leased properties. If our business and properties fail to generate sufficient earnings, the payments required to service the rent obligations under our leases with VICI and GLPI could materially and adversely limit our ability to react to changes in our business and make acquisitions and investments in our properties. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. A termination of our ground leases or our leases with GLPI or VICI could result in a default under our debt agreements and could have a material adverse effect on our business, financial condition and results of operations. Further, in the event that any lessor of our leased properties, including GLPI or VICI, encounters financial, operational, regulatory or other challenges, there can be no assurance that such lessor will be able to comply with its obligations under the applicable lease.
Certain of our leases, including our leases with VICI and GLPI, are “triple-net” leases. Accordingly, in addition to rent, we are required to pay, among other things, the following: (1) lease payments to the underlying ground lessor for properties that are subject to ground leases; (2) facility maintenance costs; (3) all insurance premiums for insurance with respect to the leased properties and the business conducted on the leased properties; (4) taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); and (5) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties. We are responsible for incurring the costs described in the preceding sentence notwithstanding the fact that many of the benefits received in exchange for such costs shall in part accrue to the lessor as the owner of the associated facilities. In addition, we remain obligated for lease payments and other obligations under our leases with VICI and GLPI and other ground leases even if one or more of such leased facilities is unprofitable or if we decide to withdraw from those locations. We could incur special charges relating to the closing of such facilities including lease termination costs, impairment charges and other special charges that would reduce our net income and could have a material adverse effect on our business, financial condition and results of operations.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
As of December 31, 2022, the following are our properties, including a domestic property that was sold during the year. All amounts are approximations.

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Las Vegas Segment
Owned-Domestic
The Cromwell	Las Vegas, NV	41,600	340	30	190
Flamingo Las Vegas	Las Vegas, NV	72,300	810	50	3,450
Horseshoe Las Vegas (a)	Las Vegas, NV	61,100	690	50	2,810
The LINQ Hotel & Casino	Las Vegas, NV	39,800	610	40	2,240
Paris Las Vegas	Las Vegas, NV	96,700	780	80	2,920
Planet Hollywood Resort & Casino	Las Vegas, NV	63,800	850	70	2,500
Leased
Caesars Palace Las Vegas	Las Vegas, NV	124,200	1,300	160	3,980
Harrah’s Las Vegas	Las Vegas, NV	88,800	950	60	2,540
Rio All-Suite Hotel & Casino	Las Vegas, NV	117,300	910	40	2,520

Regional Segment
Owned-Domestic
Circus Circus Reno	Reno, NV	65,500	450	10	1,570
Eldorado Gaming Scioto Downs	Columbus, OH	108,400	2,050	—	—
Eldorado Resort Casino Reno	Reno, NV	70,000	820	40	810
Grand Victoria Casino	Elgin, IL	42,400	750	50	—
Harrah’s Hoosier Park Racing & Casino	Anderson, IN	55,300	1,270	30	—
Horseshoe Baltimore	Baltimore, MD	133,300	1,600	190	—
Horseshoe Black Hawk (a)	Black Hawk, CO	26,900	720	30	400
Horseshoe Indianapolis (a)	Shelbyville, IN	99,300	1,550	90	—
Horseshoe Lake Charles (b)	Westlake, LA	63,000	860	50	170
Isle of Capri Casino Boonville	Boonville, MO	28,000	830	20	140
Isle of Capri Casino Lula	Lula, MS	59,300	880	10	170
Harrah’s Pompano Beach (a)	Pompano Beach, FL	54,800	1,080	40	—
Lady Luck Casino - Black Hawk	Black Hawk, CO	11,200	340	—	—
Silver Legacy Resort Casino	Reno, NV	90,100	860	60	1,680
Leased
Belle of Baton Rouge Casino & Hotel (c)	Baton Rouge, LA	28,500	570	—	290
Caesars Atlantic City	Atlantic City, NJ	114,800	1,730	110	1,140
Harrah’s Atlantic City	Atlantic City, NJ	150,100	1,850	130	2,590
Harrah’s Council Bluffs	Council Bluffs, IA	23,100	500	20	250
Harrah’s Gulf Coast	Biloxi, MS	31,900	640	30	540
Harrah’s Joliet	Joliet, IL	39,000	790	20	200
Harrah’s Lake Tahoe	Lake Tahoe, NV	54,000	730	60	510
Harrah’s Laughlin	Laughlin, NV	58,200	730	30	1,510
Harrah’s Metropolis	Metropolis, IL	23,500	640	20	210
Harrah’s New Orleans	New Orleans, LA	83,200	1,210	110	450
Harrah’s North Kansas City	N. Kansas City, MO	57,500	930	60	390
Harrah’s Philadelphia	Chester, PA	99,500	1,700	80	—
Harveys Lake Tahoe	Lake Tahoe, NV	51,100	610	40	740
Horseshoe Bossier City	Bossier City, LA	34,000	990	60	600
Horseshoe Council Bluffs	Council Bluffs, IA	55,100	1,260	50	150

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Horseshoe Hammond	Hammond, IN	116,500	1,730	80	—
Horseshoe St. Louis (a)	St. Louis, MO	75,000	1,070	30	490
Horseshoe Tunica	Tunica, MS	63,000	920	100	510
Isle Casino Bettendorf	Bettendorf, IA	41,200	890	20	510
Isle Casino Waterloo	Waterloo, IA	39,200	840	20	190
Trop Casino Greenville	Greenville, MS	22,800	460	—	—
Tropicana Atlantic City	Atlantic City, NJ	121,100	1,780	120	2,360
Tropicana Laughlin Hotel & Casino	Laughlin, NV	43,200	630	10	1,490

Managed and Branded Segment
Managed
Harrah’s Ak-Chin	Phoenix, AZ	65,200	1,140	30	530
Harrah’s Cherokee	Cherokee, NC	222,600	3,470	160	1,830
Harrah’s Cherokee Valley River	Murphy, NC	66,000	1,000	60	300
Harrah’s Resort Southern California	Funner, CA	72,900	1,490	50	1,090
Caesars Windsor	Canada	100,000	1,930	90	760
Caesars Dubai	United Arab Emirates	—	—	—	580
Branded
Caesars Southern Indiana	Elizabeth, IN	74,400	1,060	90	500
Harrah’s Northern California	Ione, CA	30,100	750	10	—
____________________
(a)During the year ended December 31, 2022, Bally’s Las Vegas was rebranded as Horseshoe Las Vegas, Isle Casino Hotel - Black Hawk was rebranded as Horseshoe Black Hawk, Indiana Grand was rebranded as Horseshoe Indianapolis, Isle Casino Racing Pompano Park was rebranded as Harrah’s Pompano Beach, and Lumière Place Casino was rebranded as Horseshoe St. Louis.
(b)Isle of Capri Casino Hotel Lake Charles (“Lake Charles”) temporarily closed at the end of August 2020 due to damage from Hurricane Laura and reopened in December 2022 as Horseshoe Lake Charles, the new land-based casino.
(c)During the year ended December 31, 2022, this property was sold.
Certain of our properties operate off-track betting locations, including Harrah’s Hoosier Park Racing & Casino, which operates Winner’s Circle Indianapolis and Winner’s Circle New Haven, and Horseshoe Indianapolis, which operates Winner’s Circle Clarksville. Other properties of ours include The LINQ Promenade, next to The LINQ Hotel & Casino (the “LINQ”) and the CAESARS FORUM conference center in our Las Vegas segment. The LINQ Promenade is an open-air dining, entertainment, and retail promenade located on the east side of the Las Vegas Strip that features the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction. The CAESARS FORUM is a 550,000 square feet conference center with 300,000 square feet of flexible meeting space, two of the largest pillarless ballrooms in the world and direct access to the LINQ.
Item 3.    Legal Proceedings
For a discussion of our “Legal Proceedings,” refer to Note 11 to our Financial Statements located elsewhere in this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock is quoted on the NASDAQ Stock Market under the symbol “CZR”. As of February 16, 2023, there were approximately 310 holders of record of our common stock.
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
Equity Compensation Plan Information
We maintain long-term incentive plans which allow for granting stock-based compensation awards for directors, employees, officers, and consultants or advisers who render services to the Company or its subsidiaries, based on Company Common Stock, including stock options, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based performance stock units (“MSUs”), stock appreciation rights, and other stock-based awards or dividend equivalents. Forfeitures are recorded in the period in which they occur. See Note 15 for a description of our stock-based compensation plans.
The following table sets forth information as of December 31, 2022, with respect to compensation plans under which equity securities that we have authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,988,529	$30.63	5,200,673
___________________
(1)Includes (i) 88 shares of common stock issuable upon exercise of outstanding options with a weighted-average exercise price of $30.63 and (ii) 2,988,441 unvested RSUs, PSUs, and MSUs.
(2)RSUs, PSUs, and MSUs do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.
Changes to the Authorized Shares
On June 17, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 500 million, and authorize the issuance of up to 150 million shares of preferred stock. As of December 31, 2022, no shares of preferred stock have been issued.
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
As of December 31, 2022, we have acquired 223,823 shares of common stock under this program since 2018 at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the years ended December 31, 2022 or 2021.
Recent Sales of Unregistered Securities
None.

Stock Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Gambling Total Stock Market Index (“Dow Jones U.S. Gambling”) for the period beginning on December 31, 2017 and ending on December 31, 2022. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and each of the two indices, respectively, on December 31, 2017, and that all dividends were reinvested. Stock price performance, presented for the period from December 31, 2017 to December 31, 2022, is not necessarily indicative of future results.

2022 Performance Graph
$300
$250
$200
$150
$100
$50
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Caesars Entertainment Inc.
S&P 500 Index
Dow Jones U.S. Gambling Index

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.
Item 6.    [Reserved]
Not used.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, the audited consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.
Caesars Entertainment, Inc., a Delaware corporation, and its subsidiaries, may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” “us,” or the “Registrant.”
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
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, we grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. (“Isle” or “Isle of Capri”) in 2017 and Tropicana Entertainment, Inc. in 2018 and a merger with Caesars Entertainment Corporation (“Former Caesars”) on July 20, 2020, pursuant to which Former Caesars became our wholly-owned subsidiary (the “Merger”) and our ticker symbol on the NASDAQ Stock Market changed from “ERI” to “CZR.” In addition, on April 22, 2021, we completed the acquisition of William Hill PLC (the “William Hill Acquisition”).
We currently own, lease or manage an aggregate of 51 domestic properties in 16 states with approximately 52,800 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 47,200 hotel rooms as of December 31, 2022. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Our primary source of revenue is generated by our casino properties’ gaming operations, including our retail and online sports betting, as well as our online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of December 31, 2022, we owned 20 of our casinos and leased 25 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”) pursuant to a regional lease, a Las Vegas lease and a Joliet lease (collectively, “VICI Leases”). We also lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”), pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease (together with the GLPI Master Lease, the “GLPI Leases”). Additionally, we lease the Rio All-Suite Hotel & Casino from a separate third party. See descriptions under the “GLPI Leases” and “VICI Leases.”

We also operate and conduct sports wagering across 28 jurisdictions in North America, 20 of which are mobile for sports betting, and operate regulated online real money gaming in six jurisdictions in North America. Our Caesars Sportsbook app operates on the Liberty platform, which we acquired in the William Hill Acquisition along with other technology platforms that we intend to migrate to the Liberty platform in the future, subject to required approvals. The map below illustrates Caesars Digital’s presence as of December 31, 2022:

Caesars Digital: Sports Presence Snapshot

Non-Liberty Platform
Liberty Platform
Retail Only
Jurisdictions Not Presented Above:
• Ontario, Canada
• The Bahamas
• Saint Kitts
• Puerto Rico

On January 1, 2023, we launched mobile sports betting on our Liberty platform in Ohio and Caesars Sportsbook is now accepting in-person sports wagers and mobile account cash deposits at certain destinations including Eldorado Gaming Scioto Downs.
In addition to the Caesars Sportsbook app, we partnered with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and launched the Caesars Racebook app within eight states as of December 31, 2022. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 race tracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
We are also in the process of continuing the expansion of our Caesars Digital footprint in the near term with our Caesars Sportsbook and Caesars Racebook apps as jurisdictions legalize or provide necessary approvals.

We periodically divest of assets in order to raise capital or as a result of a determination that the assets are not core to our business. We also divested certain assets in connection with obtaining regulatory approvals related to closing of the Merger. A summary of recently completed divestitures of our properties as of December 31, 2022 is as follows:

Segment	Property	Date Sold	Sales Price
Regional	Isle of Capri Casino Kansas City (“Kansas City”)	July 1, 2020	(a)
Regional	Lady Luck Casino Vicksburg (“Vicksburg”)	July 1, 2020	(a)
Regional	Eldorado Resort Casino Shreveport (“Eldorado Shreveport”)	December 23, 2020	$140 million
Regional	MontBleu Casino Resort & Spa (“MontBleu”)	April 6, 2021	$15 million
Regional	Tropicana Evansville (“Evansville”)	June 3, 2021	$480 million
Regional	Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)	May 5, 2022	*

Discontinued operations:
Regional	Harrah’s Reno	September 30, 2020	$42 million (b)
Regional	Bally’s Atlantic City	November 18, 2020	$25 million (b)
Regional	Harrah’s Louisiana Downs	November 1, 2021	$22 million (b)
Regional	Caesars Southern Indiana	September 3, 2021	$250 million
N/A	Emerald Resort & Casino	July 16, 2021	*
N/A	Caesars Entertainment UK	July 16, 2021	*
N/A	William Hill International	July 1, 2022	£2.0 billion
____________________
*Not meaningful.
(a)Kansas City and Vicksburg were sold for aggregate consideration of $230 million.
(b)The proceeds of this sale were split between the Company and VICI.
See Item 8. Financial Statements and Supplementary Data — Note 4 for further discussion on these key transactions and any applicable gain (loss) or impairment charges recorded.
Merger and Acquisitions Related Activities
William Hill Acquisition
On September 30, 2020, we announced that we had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill PLC, in an all-cash transaction. On the acquisition date, our intent was to divest William Hill PLC’s non-U.S. operations, including the United Kingdom and international online divisions and the retail betting shops (collectively, “William Hill International”), which were held for sale as of the date of the closing of the William Hill Acquisition with such operations reflected within discontinued operations. On April 22, 2021, we completed the acquisition of William Hill PLC for £2.9 billion, or approximately $3.9 billion.
On September 8, 2021, we entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. On April 7, 2022, we amended the agreement to sell William Hill International to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. The amended agreement reflected a £250 million reduction in consideration payable at closing and up to £100 million as deferred consideration to be paid to us, subject to 888 Holdings Plc meeting certain 2023 financial targets. During the year ended December 31, 2022, the Company recorded impairments to assets held for sale of $503 million within discontinued operations based on the revised and final sales prices.
On July 1, 2022, we completed the sale of William Hill International to 888 Holdings Plc and outstanding borrowings under the Bridge Credit Agreement between the Company and certain lenders party thereto and Deutsche Bank AG, London Branch as administrative agent and collateral agent were immediately repaid. After the repayment of the Bridge Credit Agreement, other permitted leakage, and the settlement of related forward contracts, we received net proceeds of $730 million. Including open market repurchases and repayments, we utilized all $730 million to reduce our outstanding debt.
We recognized acquisition-related transaction costs of $21 million, $68 million and $8 million for the years ended December 31, 2022, 2021 and 2020, respectively, excluding additional transaction cost associated with sale of William Hill International. These costs were associated with legal, professional services and certain severance and retention costs and were primarily recorded in Transaction and other costs in our Statements of Operations.

Consolidation of Horseshoe Baltimore
On August 26, 2021, we increased our ownership interest in CBAC Borrower, LLC (“Horseshoe Baltimore”), a property which we also manage, to approximately 75.8% for cash consideration of $55 million. As a result of the increase in our ownership interest, our previously held investment was remeasured and we recognized a gain of $40 million for the year ended December 31, 2021. Subsequent to the change in ownership, we determined that we have a controlling financial interest and began to consolidate the operations of Horseshoe Baltimore.
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
We recognized acquisition-related transaction costs in connection with the Merger of $30 million and $160 million for the years ended December 31, 2021 and 2020, respectively.
Investments and Partnerships
NeoGames
The acquired net assets of William Hill included an investment in NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On September 16, 2021, we sold a portion of our shares of NeoGames common stock for $136 million which decreased our ownership interest from 24.5% to approximately 8.4%. Additionally, on March 14, 2022 we sold our remaining 2 million shares at fair value for $26 million. During the years ended December 31, 2022 and 2021, we recorded losses related to the investment in NeoGames of $34 million and $54 million, respectively, which is included within Other income (loss) on the Statements of Operations.
Pompano Joint Venture
In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish is responsible for the development of the master plan for the project with our input and will submit it for our review and approval. In June 2021, the joint venture issued a capital call and we contributed $3 million, for a total of $4 million in cash contributions since inception of the joint venture. On February 12, 2021, we contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million, and we have no further obligation to contribute additional real estate or cash.
While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. We participate evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other costs on our Statements of Operations. As of December 31, 2022 and 2021, the Company’s investment in the joint venture is recorded in Investment in and advances to unconsolidated affiliates on our Balance Sheets.
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

Presentation of Financial Information
The financial information included in this Item 7 for the periods after our acquisitions of Former Caesars on July 20, 2020, William Hill on April 22, 2021 and of the increase in our ownership percentage and subsequent consolidation of Horseshoe Baltimore on August 26, 2021, is not fully comparable to the periods prior to the acquisitions. In addition, the presentation of financial information herein for the periods after the Company’s sales of various properties, described above, is not fully comparable to the periods prior to their respective sale dates.
This MD&A is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. Our historical operating results may not be indicative of our future results of operations because of the factors described in the preceding paragraph and the changing competitive landscape in each of our markets, including changes in market and societal trends, increased competition, as well as by factors or trends discussed elsewhere herein. We recommend that you read this MD&A in conjunction with our audited consolidated financial statements and the notes to those statements included in this Annual Report on Form 10-K.
Key Performance Metrics
Our primary source of revenue is generated by our gaming operations, including retail and online sports betting, as well as online gaming. Additionally we utilize our hotels, restaurants, bars, entertainment venues, retail shops, racing and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers visiting and staying at our properties and using our sports betting and iGaming applications.
Key performance metrics include volume indicators such as drop or handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. Slot win percentage is typically in the range of approximately 9% to 11% of slot handle for both the Las Vegas and Regional segments. Table game hold percentage is typically in the range of approximately 16% to 23% of table game drop in both the Las Vegas and Regional segments. Sports betting hold is typically in the range of 5% to 9% and iGaming hold typically ranges from 3% to 4%. In addition, hotel occupancy, which is the average percentage of available hotel rooms occupied during a period, is a key indicator for our hotel business in the Las Vegas segment. See “Results of Operations” section below. Complimentary rooms are treated as occupied rooms in our calculation of hotel occupancy. The key metrics we utilize to measure our profitability and performance are Adjusted EBITDA and Adjusted EBITDA margin.
Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results during the years ended December 31, 2022, 2021 and 2020.
Acquisitions and Transaction Costs
•William Hill Acquisition – On April 22, 2021, we consummated the acquisition of the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction of £2.9 billion, or approximately $3.9 billion. We recognized acquisition-related transaction costs of $21 million, $68 million and $8 million for the years ended December 31, 2022, 2021 and 2020, respectively, excluding additional transaction costs associated with sale of William Hill International.
•Consolidation of Horseshoe Baltimore – On August 26, 2021, we increased our ownership interest in Horseshoe Baltimore to approximately 75.8%. Prior to the purchase, we held an interest in Horseshoe Baltimore of approximately 44.3% which was accounted for as an equity method investment. Subsequent to the change in ownership, we determined we have a controlling financial interest and have consolidate the operations of Horseshoe Baltimore. As a result of the consolidation, we recognized a gain of $40 million during the year ended December 31, 2021.
•Merger with Caesars Entertainment Corporation – The Merger closed on July 20, 2020 and we have recognized acquisition-related transaction costs in connection with the Merger of $30 million and $160 million for the years ended December 31, 2021 and 2020, respectively.

Divestitures and Discontinued Operations
•Divestitures and Discontinued Operations – See “Overview” section above for detail of properties divested, including related discontinued operations.
Financing Transactions
•Debt Transactions - We continue to utilize free cash flow to reduce our leverage and extend the maturity of our outstanding debt. The following are the key financing transactions and their effects on our operations, from the use of free cash flow, unless otherwise noted:
◦Utilized proceeds from the sale of William Hill International and cash on hand to make partial prepayments of $755 million of the outstanding principal of the CRC Incremental Term Loan.
◦Repaid $300 million of the outstanding principal of the CRC Term Loan, excluding the prepayment resulting from the proceeds of the CEI Term Loan A described below.
◦Purchased a total of $11 million in principal amount of the CRC Senior Secured Notes and $89 million in principal amount of CEI Senior Notes due 2027.
◦Amended the CEI Credit Agreement and utilized the entire proceeds of a new $750 million CEI Term Loan A to make a partial prepayment of the outstanding principal of the CRC Term Loan, terminate the CRC Revolving Credit Facility and increase the aggregate principal amount of the CEI Revolving Credit Facility to $2.25 billion.
◦For the years ended December 31, 2022, 2021 and 2020, we recorded loss on extinguishment of debt of $85 million, $236 million and $197 million respectively, which is recorded within Loss on extinguishment of debt on the Statement of Operations due to the aforementioned activity.
◦Refer to the Liquidity and Capital Resources section below for a further discussion of our recent debt transactions, including our financing transactions in 2023 in which we issued new CEI Senior Secured Notes due 2030, a new CEI Term Loan B, and fully repaid the CRC Term Loan and CRC Incremental Term Loan.
Other Significant Factors
•Economic Factors Impacting Discretionary Spending – Gaming and other leisure activities we offer represent discretionary expenditures which may be sensitive to economic downturns. The resurgence of the Omicron variant of COVID-19 impacted the beginning of the year, however, many of our properties experienced positive trends during much of the year ended December 31, 2022, including higher hotel occupancy and rates, particularly in Las Vegas, and increased gaming and food and beverage volumes coupled with improved product mix. The reduction in mandates and restrictions, combined with pent up consumer demand and supplemental discretionary spend from governmental stimulus, resulted in strong results across our properties during 2021.

In addition to the loss of government stimulus programs from prior year that increased consumer discretionary spend, we are monitoring the trend of higher inflation in the current year and the possible implications to our customers. Although we have seen some periods of reduced visitation from those customers that are most affected by inflation, visitation from those customers not as sensitive to inflation remains steady or has slightly improved.

•Impairment Charges – As a result of our finalized and approved capital and operating plans and the completion of our 2022 annual impairment testing, we recognized impairment charges during the year ended December 31, 2022 in our Regional segment primarily due to an increase in the related discount rates, which represents the higher required cost of capital as a result of the macroeconomic environment and projected outlook. We identified one property, where the estimated fair value of the associated gaming rights was less than the carrying value and we recorded an impairment of $30 million. In addition, we identified two properties, where the estimated fair value of the enterprise was less than the carrying value and recorded an impairment to goodwill of $78 million.

In December 2021, we approved a capital plan which included the planned rebranding of certain of our properties. We utilized an income approach to determine the fair value of the trademarks subject to rebranding based on their expected future cash flows, which resulted in an impairment charge of $102 million during the year ended December 31, 2021.

During the year ended December 31, 2020, we recognized impairment charges in our Regional segment related to goodwill and trade names totaling $100 million and $16 million, respectively, due to the effects of COVID-19. In addition, as a result of entering agreements to sell properties in our Regional segment, impairment charges totaling $99 million were recorded during the year ended December 31, 2020 due to the carrying value exceeding the net sales proceeds.
•Weather Disruption – In late August 2020, our Regional segment was negatively impacted by Hurricane Laura, causing severe damage to Isle of Capri Casino Hotel Lake Charles. As a result of the damage, the property remained closed during the construction of a new land-based location, Horseshoe Lake Charles, which opened in December 2022. During the year ended December 31, 2022, we reached a final settlement agreement with the insurance carriers for the damage and disruption for a total amount of $128 million, before our insurance deductible of $25 million. We have received a total of $103 million related to damaged fixed assets, remediation costs and business interruption.
We recorded gains of $38 million and $21 million during the years ended December 31, 2022 and 2021, respectively, which are included in Transaction and other costs in our Statements of Operations, as proceeds received for the cost to replace damaged property were in excess of respective carrying value of the assets.
•Caesars Sportsbook and Caesars Racebook – In connection with the launch and rebranding of the Caesars Sportsbook app, our Caesars Digital segment launched a significant marketing campaign in the second half of 2021 with distinguished actors, former athletes and other media personalities. As new states and jurisdictions have legalized sports betting, we have made significant upfront investments which have been executed through marketing campaigns and promotional incentives to acquire new customers and establish ourselves as an industry leader. For example, in connection with the launch of our Caesars Sportsbook app in the state of New York on January 8, 2022 and Louisiana on January 28, 2022, we experienced negative net revenue at the beginning of 2022 resulting from a substantial amount of bonus cash and matched deposits issued to customers as sign-on incentives, which exceeded our gaming win. Our level of investment and types of incentives provided are discretionary and are not expected to continue at elevated levels subsequent to the initial launch period. In addition, as our Caesars Racebook launches in new states and jurisdictions, we may offer deposit matching incentives to new users. A significant portion of our marketing and promotional costs are variable and we continue to monitor and adjust our level of investment based on jurisdiction specific conditions, customer behaviors, and results observed from prior state launches.

Results of Operations
The following table highlights the results of our operations:

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Net revenues:
Las Vegas	$4,287	$3,409	$751
Regional	5,704	5,537	2,660
Caesars Digital	548	337	95
Managed and Branded	282	278	107
Corporate and Other (a)	—	9	15
Total	$10,821	$9,570	$3,628

Net loss	$(910)	$(1,016)	$(1,758)

Adjusted EBITDA (b):
Las Vegas	$1,964	$1,568	$133
Regional	1,985	1,979	711
Caesars Digital	(666)	(476)	26
Managed and Branded	84	87	25
Corporate and Other (a)	(124)	(168)	(101)
Total Segment Adjusted EBITDA	$3,243	$2,990	$794

Net loss margin	(8.4)%	(10.6)%	(48.5)%
Adjusted EBITDA margin	30.0%	31.2%	21.9%
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
Consolidated comparison for the years ended December 31, 2022, 2021 and 2020
The following table highlights the results of our operations: Comparisons between 2022 and 2021 are described below. A discussion of changes in our results of operations between year ended December 31, 2021 compared to 2020 has been omitted from this Annual Report on Form 10-K and can be found in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Net Revenues
Net revenues were as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2022	2021	2020	2022 vs 2021		2021 vs 2020
Casino	$5,997	$5,827	$2,482	$170	2.9%	$3,345	134.8%
Food and beverage	1,596	1,140	342	456	40.0%	798	*
Hotel	1,957	1,551	450	406	26.2%	1,101	*
Other	1,271	1,052	354	219	20.8%	698	197.2%
Net Revenues	$10,821	$9,570	$3,628	$1,251	13.1%	$5,942	163.8%
___________________
*    Not meaningful.

Despite the resurgence of the Omicron variant during the beginning of 2022, consolidated net revenues increased for the year ended December 31, 2022. The Company’s net revenues have benefited from steady gaming volumes at our properties, increased hotel occupancy and room rates, and improved food and beverage offerings. Banquets and conventions have improved during the current year, in addition to a strengthening of international visitation. The Company continues to remain strategic with new food and beverage offerings with a focus on operating margins and product mix. Restaurant covers have increased during the year, driven by our Las Vegas segment. Live entertainment events have also increased year over year following the prolonged impacts from COVID-19. Additionally, the consolidation of Horseshoe Baltimore on August 26, 2021 contributed to the increase in net revenues for the year ended December 31, 2022. These increases were offset slightly by negative gaming revenue in our Caesars Digital segment in the first quarter of 2022 and construction disruption experienced at certain properties.
Operating Expenses
Operating expenses were as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2022	2021	2020	2022 vs 2021		2021 vs 2020
Casino	$3,526	$3,129	$1,271	$397	12.7%	$1,858	146.2%
Food and beverage	935	707	265	228	32.2%	442	166.8%
Hotel	529	438	170	91	20.8%	268	157.6%
Other	411	373	140	38	10.2%	233	166.4%
General and administrative	2,068	1,782	902	286	16.0%	880	97.6%
Corporate	286	309	195	(23)	(7.4)%	114	58.5%
Impairment charges	108	102	215	6	5.9%	(113)	(52.6)%
Depreciation and amortization	1,205	1,126	583	79	7.0%	543	93.1%
Transaction and other costs	14	144	270	(130)	(90.3)%	(126)	(46.7)%
Total operating expenses	$9,082	$8,110	$4,011	$972	12.0%	$4,099	102.2%
Casino expenses consist primarily of salaries and wages associated with our gaming operations, gaming taxes and marketing and promotions attributable to our Caesars Digital segment. Food and beverage expenses consist principally of salaries and wages and costs of goods sold associated with our food and beverage operations. Hotel expenses consist principally of salaries and wages, supplies and costs of services associated with our hotel operations. Other expenses consist principally of salaries and wages and costs of goods sold associated with our retail, entertainment and other operations.
Casino, food and beverage, hotel, and other expenses for the year ended December 31, 2022 increased year over year following the revenue increases noted above, in addition to the impacts of the William Hill Acquisition and the consolidation of Horseshoe Baltimore. Advertising costs consisting of television, radio and internet marketing campaigns directly attributable to our Caesars Sportsbook app also contributed to the increase, particularly during the launch of the app in New York and Louisiana during the first quarter. These increases were partially offset as we scaled back our advertising efforts subsequent to the first quarter of 2022 and continue to identify more efficient methods to manage marketing and promotional spend and reduce gaming expenses within our Las Vegas and Regional segments. Further, we have managed increases in food costs by focusing on efficiencies within food and beverage venues and menu options.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal, internal audit, and property taxes. General and administrative expenses also include other marketing expenses indirectly related to our gaming and non-gaming operations.
General and administrative expenses and depreciation and amortization expense increased for the year ended December 31, 2022 as compared to the same prior year period, mainly due to the William Hill Acquisition and the consolidation of Horseshoe Baltimore. Property information technology costs, other marketing expenses and utility expenses also increased compared to the prior year.
Corporate expenses include unallocated expenses such as payroll, inclusive of the annual bonus, stock-based compensation, professional fees, and other various expenses not directly related to the Company’s operations.

Transaction and other costs for the year ended December 31, 2022 decreased year over year due to a gain of approximately $38 million as proceeds received for the Isle of Capri Casino Hotel Lake Charles property damage were in excess of the respective carrying value of the assets. Additionally, no significant acquisition related transaction costs were incurred during the year as compared to the William Hill Acquisition in the prior year.
Other Expense
Other expense was as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2022	2021	2020	2022 vs 2021		2021 vs 2020
Interest expense, net	$(2,265)	$(2,295)	$(1,202)	$30	1.3%	$(1,093)	(90.9)%
Loss on extinguishment of debt	(85)	(236)	(197)	151	64.0%	(39)	(19.8)%
Other income (loss)	46	(198)	176	244	*	(374)	*
Benefit (provision) for income taxes	41	283	(132)	(242)	(85.5)%	415	*
___________________
*    Not meaningful.
For the year ended December 31, 2022, interest expense, remained consistent year over year as a result of decreased interest expense associated with our debt instruments, offset by increases in interest expense associated with the financing obligations related to our leases with VICI and GLPI which contain annual escalators which have resulted in increased interest expense year over year. Repayments and early extinguishments during the prior year, which continued into the current year, and favorable interest rates from new debt have resulted in lower interest expense associated with our debt.
Loss on extinguishment of debt for the year ended December 31, 2022 was attributable to the extinguishment of deferred financing costs and discounts associated with early partial repayments of the CRC Term Loan and the CRC Incremental Term Loan. Loss on extinguishment of debt for the year ended December 31, 2021 was related to early repayment premiums, and extinguishment of deferred financing costs and discounts associated with the prepayments of the CRC Notes and CEI Senior Notes, the repricing of the CRC Incremental Term Loan, and the early extinguishment of the 5% Convertible Notes.
For the year ended December 31, 2022, other income (loss) primarily consisted of a gain related to the resolution of a portion of disputed claims liability related to Former Caesars’ bankruptcy and a change in the fair value of foreign exchange forward contracts, offset by the change in fair value of investments. For the year ended December 31, 2021, other income (loss) primarily consisted of a loss on the change in fair value of investments and a loss on the change in fair value of the derivative liability related to the 5% Convertible Notes.
The effective tax rate was 7.2% for 2022, 22.3% for 2021, and (8.2)% for 2020. The effective tax rate in 2022 differed from the statutory rate of 21% primarily due to an increase in tax expense due to state rate changes and a deferred tax adjustment related to the tax impact of the settlement of preexisting relationships upon the William Hill Acquisition in 2021 that was partially offset by changes to the valuation allowance. The effective tax rate in 2020 differed from the statutory rate of 21% primarily due to an increase in valuation allowance against the deferred tax assets due to the series of transactions with VICI during the year. Such transactions did not occur in 2021. Refer to Item 8. - Note 17 for the effective income tax rate reconciliation.

Segment comparison for the years ended December 31, 2022, 2021 and 2020
Las Vegas Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2022	2021	2020	2022 vs 2021		2021 vs 2020
Revenues:
Casino	$1,247	$1,226	$319	$21	1.7%	$907	*
Food and beverage	1,063	702	130	361	51.4%	572	*
Hotel	1,341	968	186	373	38.5%	782	*
Other	636	513	116	123	24.0%	397	*
Net revenues	$4,287	$3,409	$751	$878	25.8%	$2,658	*

Table game drop	$3,464	$3,088	$1,082	$376	12.2%	$2,006	185.4%
Table game hold %	22.0%	20.2%	16.6%		1.8 pts		3.6 pts
Slot handle	$10,718	$10,309	$3,498	$409	4.0%	$6,811	194.7%

Hotel occupancy	92.2%	82.1%	47.2%		10.1 pts		34.9 pts

Adjusted EBITDA	$1,964	$1,568	$133	$396	25.3%	$1,435	*
Adjusted EBITDA margin	45.8%	46.0%	17.7%		(0.2) pts		28.3 pts

Net income (loss) attributable to Caesars	$1,021	$641	$(287)	$380	59.3%	$928	*
___________________
*    Not meaningful.
Las Vegas segment’s net revenues and net income (loss) and Adjusted EBITDA increased year over year. Visitation to Las Vegas has continued to trend toward levels experienced prior to the COVID-19 pandemic. Table game drop and slot handle have increased with slight increases in hold. Increased casino revenues were slightly offset by gaming capacity disruption at Caesars Palace caused by the renovation to the front entrance during the third quarter of 2022. Restaurant covers have increased during the year and we continue to expand food and beverage offerings, including Bobby’s Burgers, Nobu, and The Bedford by Martha Stewart at Paris, among others, with additional venues scheduled to open in 2023. Banquets and conventions have contributed to the positive results during the year helping continued growth in hotel occupancy and room rates.
Slot win percentage in Las Vegas during the year ended December 31, 2022 was within our typical range.

Regional Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2022	2021	2020	2022 vs 2021		2021 vs 2020
Revenues:
Casino	$4,291	$4,305	$2,079	$(14)	(0.3)%	$2,226	107.1%
Food and beverage	533	438	211	95	21.7%	227	107.6%
Hotel	616	583	264	33	5.7%	319	120.8%
Other	264	211	106	53	25.1%	105	99.1%
Net revenues	$5,704	$5,537	$2,660	$167	3.0%	$2,877	108.2%

Table game drop	$4,270	$4,163	$2,386	$107	2.6%	$1,777	74.5%
Table game hold %	22.0%	21.0%	20.6%		1 pts		0.4 pts
Slot handle	$42,853	$42,873	$24,441	$(20)	—%	$18,432	75.4%

Adjusted EBITDA	$1,985	$1,979	$711	$6	0.3%	$1,268	178.3%
Adjusted EBITDA margin	34.8%	35.7%	26.7%		(0.9) pts		9 pts

Net income (loss) attributable to Caesars	$463	$637	$(349)	$(174)	(27.3)%	$986	*
___________________
*    Not meaningful.
Regional segment’s net income (loss) decreased during the year ended December 31, 2022 primarily due to impairments of $108 million recognized during the period, and a non-recurring prior year gain of $40 million related to our investment in Horseshoe Baltimore. Net revenues and Adjusted EBITDA increased slightly for the year ended December 31, 2022 compared to the same prior year period, in part from the consolidation of Horseshoe Baltimore. Table game volume for the year ended December 31, 2022 remained comparable, however slot volume decreased slightly from strong results during 2021 due to the reduction in supplemental discretionary spend from governmental stimulus. Performance among our Regional properties was affected by a resurgence of the Omicron variant of COVID-19 in the beginning of 2022; however, the Regional segment trended positively due to improved food and beverage offerings, increased hotel revenues and an increase in banquets. We continue to monitor trends observed during the current year of periods of reduced visitation from certain customers most affected by current inflationary pressures whereas visitation from customers not as affected by such pressures remains steady or has slightly improved. Further, renovations and capital projects at Harrah’s New Orleans and Atlantic City properties have led to slight disruptions in operations. Despite these headwinds, and the impact of our recent divestitures described above, our results of operations remain strong as compared to pre-pandemic years.
Slot win percentage in the Regional segment during the year ended December 31, 2022 was within our typical range.

Caesars Digital Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2022	2021	2020	2022 vs 2021		2021 vs 2020
Revenues:
Casino (a)	$462	$296	$84	$166	56.1%	$212	*
Other	86	41	11	45	109.8%	30	*
Net revenues	$548	$337	$95	$211	62.6%	$242	*

Sports betting handle (b)	$12,801	$6,046	$30	$6,755	111.7%	$6,016	*
Sports betting hold %	5.4%	4.3%	3.3%		1.1 pts		1 pts

iGaming handle	$8,073	$5,621	$2,448	$2,452	43.6%	$3,173	129.6%
iGaming hold %	3.2%	3.3%	3.5%		(0.1) pts		(0.2) pts

Adjusted EBITDA	$(666)	$(476)	$26	$(190)	(39.9)%	$(502)	*
Adjusted EBITDA margin	(121.5)%	(141.2)%	27.4%		19.7 pts		*

Net income (loss) attributable to Caesars	$(790)	$(580)	$26	$(210)	(36.2)%	$(606)	*
___________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and poker of $542 million, $187 million and $28 million for the year ended December 31, 2022, 2021, and 2020, respectively. Promotional and complimentary incentives for poker were $21 million, $18 million and $6 million for the year ended December 31, 2022, 2021, and 2020, respectively.
(b)Caesars Digital generated an additional $1,223 million and $706 million of sports betting handle for the year ended December 31, 2022 and 2021, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 11.0% and 9.7%, for the year ended December 31, 2022 and 2021, respectively. Sports betting handle includes $50 million and $40 million for the year ended December 31, 2022 and 2021, respectively, related to horse racing and pari-mutuel wagers.
Caesars Digital includes the operations for our retail and mobile sports betting, online casino, poker and horse racing, which includes our Caesars Sportsbook and Caesars Racebook apps. Caesars Digital’s sports betting handle, iGaming handle, and net revenues increased significantly for the year ended December 31, 2022 compared to the same prior year period due to the William Hill Acquisition, the launch of our Caesars Sportsbook app in 2021, and the expansion of sports betting into additional states and jurisdictions subsequent to the acquisition. Net Revenues increased overall during the year ended December 31, 2022 due to higher handle and improved sports betting hold. Net revenues during the first quarter of 2022 were negatively impacted by costs associated with significant promotions offered with the launch of our Caesars Sportsbook, particularly in New York and Louisiana, which included cash bonuses and matched deposits to new customers as sign-on incentives. Following the first quarter, Caesars digital’s operations continued to improve for the remainder of 2022, nearly reaching positive net income and adjusted EBITDA during the fourth quarter.
Sports betting and iGaming hold percentages for the year ended December 31, 2022 were within our typical range.
We expect to continue to expand into new jurisdictions with our apps, our Caesars branded retail sportsbooks, and our iGaming applications, to the extent such jurisdictions allow. Historically we have deployed a significant level of marketing spend to build brand awareness and acquire and retain customers when entering new jurisdictions. As a result of our established market presence, we expect to remain strategic with our level of investment in new and existing markets.
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

Managed and Branded Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2022	2021	2020	2022 vs 2021		2021 vs 2020
Revenues:
Food and beverage	$—	$—	$1	$—	*	$(1)	(100.0)%
Other	282	278	106	4	1.4%	172	162.3%
Net revenues	$282	$278	$107	$4	1.4%	$171	159.8%

Adjusted EBITDA	$84	$87	$25	$(3)	(3.4)%	$62	*
Adjusted EBITDA margin	29.8%	31.3%	23.4%		(1.5) pts		7.9 pts

Net income (loss) attributable to Caesars	$(301)	$68	$29	$(369)	*	$39	134.5%
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

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2022	2021	2020	2022 vs 2021		2021 vs 2020
Reimbursable management revenue	$198	$191	$73	$7	3.7%	$118	161.6%
Reimbursable management cost	198	191	73	7	3.7%	118	161.6%
Corporate & Other

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2022	2021	2020	2022 vs 2021		2021 vs 2020
Revenues:
Casino	$(3)	$—	$—	$(3)	*	$—	*
Other	3	9	15	(6)	(66.7)%	(6)	(40.0)%
Net revenues	$—	$9	$15	$(9)	(100.0)%	$(6)	(40.0)%

Adjusted EBITDA	$(124)	$(168)	$(101)	$44	26.2%	$(67)	(66.3)%
___________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Years Ended December 31, 2022, 2021 and 2020
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense net of interest capitalized, (benefit) provision for income taxes, unrealized (gain) loss on investments and marketable securities, depreciation and amortization, stock-based compensation, impairment charges, equity in (income) loss of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss related to divestitures, changes in the fair value of certain derivatives and transaction costs associated with our acquisitions and divestitures such as (gain) loss on sale, sign-on and retention bonuses, severance expense, business integration and optimization costs, contract exit or termination costs, certain litigation awards and settlements, losses on inventory associated with properties temporarily closed as a result of the COVID-19 public health emergency, and certain regulatory settlements. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our leases with affiliates of VICI Properties Inc. and GLPI and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following table summarizes our Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020, respectively, in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Years Ended December 31,
(In millions)	2022	2021	2020
Net loss attributable to Caesars	$(899)	$(1,019)	$(1,757)
Net income (loss) attributable to noncontrolling interests	(11)	3	(1)
Discontinued operations, net of income taxes	386	30	20
(Benefit) provision for income taxes	(41)	(283)	132
Other (income) loss (a)	(46)	198	(176)
Loss on extinguishment of debt	85	236	197
Interest expense, net	2,265	2,295	1,202
Impairment charges	108	102	215
Depreciation and amortization	1,205	1,126	583
Transaction costs and other (b)	90	220	300
Stock-based compensation expense	101	82	79
Adjusted EBITDA	3,243	2,990	794
Pre-consolidation, pre-acquisition, and pre-disposition EBITDA, net (c)	—	3	261
Total Adjusted EBITDA	$3,243	$2,993	$1,055
____________________
(a)Other (income) loss primarily includes the net changes in fair value of (i) investments held by the Company (ii) foreign exchange forward contracts (iii) the disputed claims liability related to Former Caesars’ bankruptcy prior to the Merger, and (iv) the derivative liability related to the 5% Convertible Notes, which were fully converted during the year ended December 31, 2021, and the change in the foreign exchange rate associated with restricted cash held in GBP associated with our acquisition of William Hill.
(b)Transaction costs and other primarily includes costs related to the William Hill Acquisition, the Merger, various contract or license termination exit costs, professional services for integration activities and non-cash changes in equity method investments partially offset by gains resulting from insurance proceeds received in excess of the respective carrying value of the assets damaged at Lake Charles by Hurricane Laura.
(c)Results of operations for Horseshoe Baltimore for periods prior to the consolidation resulting from the Company’s increase in its ownership interest on August 26, 2021, William Hill prior to its acquisition on April 22, 2021, and Former Caesars prior to the Merger on July 20,2020 are added to Adjusted EBITDA. The results of operations for certain properties divested prior to divestiture are subtracted from Adjusted EBITDA. See Item 7 - Overview above. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors for the periods presented. The additional financial information is included to enable the comparison of current results with results of prior periods.
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

As of December 31, 2022, our cash on hand and revolving borrowing capacity were as follows:

(In millions)	December 31, 2022
Cash and cash equivalents	$1,038
Revolver capacity (a)	2,220
Revolver capacity committed to letters of credit	(82)
Revolver capacity committed as regulatory requirement	(48)
Total	$3,128
___________________
(a)Revolver capacity includes $2.25 billion under our CEI Revolving Credit Facility, as amended, maturing in January 2028, less $40 million reserved for specific purposes, and $10 million under our Baltimore Revolving Credit Facility, as amended maturing in July 2023.
During the year ended December 31, 2022, our operating activities generated operating cash inflows of $1.0 billion, as compared to operating cash inflows of $1.2 billion during the year ended December 31, 2021 due to the results of operations described above.
On September 30, 2020, we announced that we had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which we would acquire the entire issued and to be issued share capital (other than shares owned by us or held in treasury) of William Hill PLC, in an all-cash transaction. On the acquisition date, our intent was to divest William Hill International, which was held for sale as of the date of the closing of the William Hill Acquisition with such operations reflected within discontinued operations. On April 22, 2021, we completed the acquisition of William Hill PLC for £2.9 billion, or approximately $3.9 billion.
On September 8, 2021, we entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. In order to manage the risk of changes in the GBP denominated sales price and expected proceeds, the Company entered into foreign exchange forward contracts. On April 7, 2022, we amended the agreement to sell William Hill International to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. The amended agreement reflected a £250 million reduction in consideration payable at closing and up to £100 million as deferred consideration to be paid to us, subject to 888 Holdings Plc meeting certain 2023 financial targets. During the year ended December 31, 2022, the Company recorded impairments to assets held for sale of $503 million within discontinued operations based on the revised and final sales prices.
On July 1, 2022, we completed the sale of William Hill International to 888 Holdings Plc and outstanding borrowings under the Bridge Credit Agreement were immediately repaid. After the repayment of the Bridge Credit Agreement, other permitted leakage, and the settlement of related forward contracts, we received net proceeds of $730 million. Including open market repurchases and repayments, we utilized all $730 million to reduce our outstanding debt.
On October 5, 2022, we entered into a third amendment to the CEI Credit Agreement (the “Third Amendment”) which provided for an aggregate principal amount of $750 million senior secured term loan (the “CEI Term Loan A” and together with the CEI Revolving Credit Facility, as so amended, the “Amended CEI Revolving Credit Facility,” the “Senior Credit Facilities”) as a new term loan under the credit agreement, increased the aggregate principal amount of the CEI Revolving Credit Facility to $2.25 billion and made certain other amendments to the credit agreement. Both the Amended CEI Revolving Credit Facility and the CEI Term Loan A mature on January 31, 2028, subject to a springing maturity in the event our certain other long-term debt is not extended or repaid. The Amended CEI Revolving Credit Facility includes a letter of credit sub-facility of $388 million. Concurrently with the closing of the Senior Credit Facilities, we terminated the CRC Revolving Credit Facility and utilized the entire proceeds of the CEI Term Loan A of $750 million to make a partial prepayment of the outstanding principal balance of the CRC Term Loan.
On February 6, 2023, the Company issued $2.0 billion in aggregate principal amount of 7.00% senior secured notes (the “CEI Senior Secured Notes due 2030”) pursuant to an indenture by and among the Company, the subsidiary guarantors party thereto from time to time, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2030 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2030 will mature in February 2030, with interest paid semi-annually on February 15 and August 15 of each year, commencing August 15, 2023.

Additionally, on February 6, 2023, Caesars entered into an Incremental Assumption Agreement No. 2 pursuant to which the Company incurred a new senior secured term loan facility in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B”) as a new term loan under the CEI Credit Agreement. The Term Loan B requires scheduled quarterly amortization payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B bear interest at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the secured overnight financing rate for the applicable interest period plus an adjustment of 0.10% per annum (“Adjusted Term SOFR”), subject to a floor of 0.50% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 3.25% per annum in the case of any Adjusted Term SOFR loan and 2.25% per annum in the case of any Base Rate loan, subject to one 0.25% step-down based on the Company’s net total leverage ratio. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature in February 2030.
The net proceeds from the issuance of the CEI Senior Secured Notes due 2030 and the net proceeds from the CEI Term Loan B were used to repay the outstanding principal balance, including accrued and unpaid interest, of both the CRC Term Loan and the CRC Incremental Term Loan. The remaining net proceeds were to be used to pay related fees, or for general corporate use. Upon the termination of the CRC Term Loan and the CRC Incremental Term Loan, the Company recorded a loss on extinguishment of debt of approximately $200 million.
We expect that our primary capital requirements going forward will relate to the expansion and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Master Lease, the VICI Leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for 2023 include expansion projects, the rebranding of certain properties, implementation and migration of states to our Liberty platform and continued investment into new markets with our Caesars Sportsbook and iGaming applications in our Caesars Digital segment. In addition, we may, from time to time, seek to repurchase our outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
We continue to expand into new markets with projects such as our partnership with the Eastern Band of Cherokee Indians to build and develop Caesars Virginia which is estimated to open in late 2024. The development has a budget of $650 million and is expected to include a premier destination resort casino along with a 500-room hotel and world-class casino floor including 1,300 slot machines, 85 live table games, a WSOP Poker Room, a Caesars Sportsbook, a live entertainment theater and 40,000 square feet of meeting and convention space. Additionally, Caesars announced plans to expand into Nebraska with the development of a Harrah’s casino and racetrack. The casino development is expected to feature a new one-mile horse racing surface, a 40,000-square-foot-casino and sportsbook with more than 400 slot machines and 20 table games, as well as a restaurant and retail space. During the construction of Caesars Virginia and Harrah’s in Nebraska, we anticipate opening and operating temporary facilities during 2023 while the permanent facilities are completed.
In 2020, we funded $400 million to escrow as of the closing of the Merger and have begun to utilize those funds in accordance with a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash in Other assets, net. As of December 31, 2022, our restricted cash balance in the escrow account was $118 million for future capital expenditures in New Jersey.
As a condition of the extension of the casino operating contract and ground lease for Harrah’s New Orleans, we are also required to make a capital investment of $325 million in Harrah’s New Orleans by July 15, 2024. The capital investment is expected to include a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340-room hotel tower as we are also in the process of rebranding the property as Caesars New Orleans. The project has a current capital plan of approximately $430 million as of December 31, 2022. Total capital expenditures have been $112 million since the project began.
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm, severely damaged the Isle of Capri Casino Hotel Lake Charles. During the year ended December 31, 2022, we reached a final settlement agreement with the insurance carriers for a total amount of $128 million, before our insurance deductible of $25 million. We have received a total of $103 million related to damaged fixed assets, remediation costs and business interruption. The construction of our new land-based casino Horseshoe Lake Charles was completed and reopened in December 2022.

Cash spent for capital expenditures totaled $952 million, $520 million, $164 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our estimates for 2023 capital expenditures:

(In millions)	Low	High
Atlantic City	$118	$118
Indiana racing operations	—	10
Total estimated capital expenditures from restricted cash	118	128
Growth and renovation projects	445	465
Caesars Digital	105	115
Maintenance projects	250	310
Total estimated capital expenditures from unrestricted cash	800	890

Caesars Virginia (a)	200	285

Total	$1,118	$1,303
___________________
(a)We expect to receive approximately $200 million from the combination of our temporary casino operations and contributions from our joint venture partners to support the development of Caesars Virginia.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $1.0 billion for 2023. We also lease certain real property assets from third parties, including VICI and GLPI. Our leases with VICI are subject to annual escalations based on the Consumer Price Index (“CPI”). The increase in the CPI over the prior year resulted in an increase in our annual lease payments to VICI, which took effect in November 2022. We estimate our lease payments to VICI and GLPI to be approximately $1.3 billion for 2023.
We have periodically divested assets to raise capital or, in previous cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. In addition to the divestiture of William Hill International, as described above, on May 5, 2022, we consummated the sale of the equity interests of Baton Rouge to CQ Holding Company, Inc.
On April 6, 2021, the Company consummated the sale of the equity interests of MontBleu for $15 million. The purchase price was collected in April 2022.
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
Debt and Master Lease Covenant Compliance
The Senior Credit Facilities, the Baltimore Term Loan, the Baltimore Revolving Credit Facility and the indentures related to the CEI Senior Secured Notes, the CEI Senior Notes due 2027, the CRC Senior Secured Notes and the CEI Senior Notes due 2029 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit our ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
The Amended CEI Revolving Credit Facility and the CEI Term Loan A include a maximum net total leverage ratio financial covenant of 7.25:1 until December 31, 2024 and 6.50:1 from and after December 31, 2024. In addition, the Amended CEI Revolving Credit Facility and the CEI Term Loan A include a minimum fixed charge coverage ratio financial covenant of 1.75:1 until December 31, 2024 and 2.00:1 from and after December 31, 2024. From and after the repayment of the CEI Term Loan A, the financial covenants applicable to the Amended CEI Revolving Credit Facility will be tested solely to the extent that certain testing conditions are satisfied. The Baltimore Revolving Credit Facility includes a net senior secured leverage ratio financial covenant of 5.0:1. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.
The GLPI Leases and VICI Leases contain certain covenants requiring minimum capital expenditures based on a percentage of net revenues along with maintaining certain financial ratios.

As of December 31, 2022, we were in compliance with all of the applicable financial covenants described above.
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
As of December 31, 2022, we have acquired 223,823 shares of common stock under the program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the years ended December 31, 2022 or 2021.
Debt Obligations and Leases
Baltimore Term Loan and Baltimore Revolving Credit Facility
As a result of our increased ownership interest in Horseshoe Baltimore, we began to consolidate the aggregate principal amount of Horseshoe Baltimore’s senior secured term loan facility (the “Baltimore Term Loan”) and amount outstanding, if any, under Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”). The Baltimore Term Loan matures in July 2024 and is subject to a variable rate of interest calculated as LIBOR plus 4.00%. The Baltimore Revolving Credit Facility has borrowing capacity of up to $10 million, subject to a variable rate of interest calculated as Term SOFR plus 4.00% subject to one 0.25% step-down based on senior secured leverage ratio, the ratio of first lien senior secured net debt to Adjusted EBITDA. On June 24, 2022, we entered into an amendment related to the Baltimore Revolving Credit Facility to extend the maturity date to July 7, 2023. As of December 31, 2022, there was $10 million of available borrowing capacity under the Baltimore Revolving Credit Facility. On November 14, 2022, we made partial prepayment of $10 million of the outstanding principal balance of the Baltimore Term Loan.
CRC Term Loans and CRC Revolving Credit Facility
The CRC Term Loan, the CRC Incremental Term Loan and the CRC Revolving Credit Facility were subject to the terms described below prior to termination or repayment. The CRC Revolving Credit Facility was terminated in October 2022 and on February 6, 2023, the Company repaid the CRC Term Loan and the CRC Incremental Term Loan with proceeds from a new CEI Term Loan B and new CEI Senior Secured Notes, both due 2030. See “Subsequent Amendment to the CEI Credit Agreement and issuance of New Senior Secured Notes” below.
CRC was party to a credit agreement, dated as of December 22, 2017 (as amended, the “CRC Credit Agreement”), which provided for a $1.0 billion five-year revolving credit facility (the “CRC Revolving Credit Facility”) an initial $4.7 billion seven-year senior secured term loan (the “CRC Term Loan”), and an incremental $1.8 billion five-year senior secured term loan that was incurred in connection with the Merger (the “CRC Incremental Term Loan”).
The CRC Term Loan had a maturity date in December 2024 and the CRC Incremental Term Loan had a maturity date in July 2025. The CRC Term Loan and the CRC Incremental Term Loan required scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount, with the balances due at maturity. The CRC Credit Agreement also included customary voluntary and mandatory prepayment provisions, subject to certain exceptions.
The CRC Revolving Credit Facility contained a maturity date in December 2022 and included a $400 million letter of credit sub-facility.
Borrowings under the CRC Credit Agreement were subject to interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the CRC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be (a) with respect to the CRC Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan, and (b) with respect to the CRC Incremental Term Loan, 3.50% per annum in the case of any LIBOR loan or 2.50% in the case of any base rate loan. The CRC Term Loan and the CRC Incremental Term Loan were LIBOR based loans as of December 31, 2022.
During the year ended December 31, 2022, the Company utilized and fully repaid borrowings on the CRC Revolving Credit Facility, prior to its termination. Additionally, the Company made several partial prepayments of outstanding principal of the CRC Term Loan utilizing operating cash flows totaling $300 million, excluding the prepayments resulting from the proceeds of the CEI Term Loan A described below, and recognized a related $16 million loss on the early extinguishment of debt during the year ended December 31, 2022.
Following the closing of the sale of William Hill International, we utilized the proceeds from the sale, as well as cash on hand to make partial prepayments totaling $755 million of the outstanding principal of the CRC Incremental Term Loan and recognized a $27 million loss on the early extinguishment of debt during the year ended December 31, 2022.
On October 5, 2022, in connection with the Third Amendment (as defined below) to the CEI Credit Agreement, we utilized the entire proceeds of a new $750 million CEI Term Loan A (as defined below) to make a partial prepayment of the outstanding principal of the CRC Term Loan, as well as terminate the CRC Revolving Credit Facility. As a result of the partial prepayment, we recognized a $41 million loss on the early extinguishment of debt. See below.
CEI Term Loan A and CEI Revolving Credit Facility
CEI is party to a credit agreement, dated as of July 20, 2020, with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, and certain banks and other financial institutions and lenders party thereto (the “CEI Credit Agreement”) which provided for a five-year CEI Revolving Credit Facility in an aggregate principal amount of $1.2 billion (the “CEI Revolving Credit Facility”). The CEI Revolving Credit Facility contained reserves of $190 million which are available only for certain permitted uses. On May 23, 2022, the Company obtained approval for a reduction of $150 million in required reserves. Prior to the amendment described below, the CEI Revolving Credit Facility was scheduled to mature in July 2025 and included a letter of credit sub-facility of $250 million.
Prior to the Third Amendment (as defined below) of the CEI Credit Agreement on October 5, 2022, the interest rate per annum applicable under the CEI Revolving Credit Facility, at the Company’s option is either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin was 3.25% per annum in the case of any LIBOR loan and 2.25% per annum in the case of any base rate loan, subject to three 0.25% step-downs based on the Company’s net total leverage ratio.
Additionally, prior to the Third Amendment (as defined below) of the CEI Credit Agreement, we were required to pay a commitment fee in respect of any unused commitments under the CEI Revolving Credit Facility in the amount of 0.50% per annum, subject to a step-down to 0.375% per annum based upon the Company’s net total leverage ratio. We were also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% per annum of the daily stated amount of such letter of credit.
On October 5, 2022, Caesars entered into a Third Amendment to the CEI Credit Agreement pursuant to which the Company (a) incurred a senior secured term loan in an aggregate principal amount of $750 million (the “CEI Term Loan A”) as a new term loan under the credit agreement, (b) amended and extended the CEI Revolving Credit Facility under the CEI Credit Agreement (the CEI Revolving Credit Facility, as so amended, the “Amended CEI Revolving Credit Facility” and, together with the CEI Term Loan A, the “Senior Credit Facilities”), (c) increased the aggregate principal amount of the CEI Revolving Credit Facility to $2.25 billion, and (d) made certain other amendments to the CEI Credit Agreement. Both the Amended CEI Revolving Credit Facility and the new CEI Term Loan A mature on January 31, 2028, subject to a springing maturity in the event certain other long-term debt of Caesars is not extended or repaid. The Amended CEI Revolving Credit Facility includes a letter of credit sub-facility of $388 million. The CEI Term Loan A requires scheduled quarterly payments in amounts equal to 1.25% of the original aggregate principal amount of the CEI Term Loan A, with the balance payable at maturity. The Company may make voluntary prepayments of the CEI Term Loan A at any time prior to maturity at par.
Borrowings under the Senior Credit Facilities bear interest at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period plus an adjustment of 0.10% per annum (“Adjusted Term SOFR”), subject to a floor of 0% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Adjusted Term SOFR loan and 1.25% per annum in the case of any Base Rate loan, subject to three 0.25% step-downs based on the Company’s net total leverage ratio. In addition, on a quarterly basis, the Company is required to pay each lender under the Amended CEI Revolving Credit Facility a commitment fee in respect of any unused commitments under the Amended CEI Revolving Credit Facility in the amount of 0.35% per annum of the principal amount of the unused commitments of such lender, subject to three 0.05% step-downs based on the Company’s net total leverage ratio.

As a December 31, 2022, we had $2.1 billion of available borrowing capacity under the Amended CEI Revolving Credit Facility, after consideration of $82 million in outstanding letters of credit, $48 million committed for regulatory purposes and the reserves described above.
Subsequent Amendment to the CEI Credit Agreement and issuance of New Senior Secured Notes
On February 6, 2023, the Company issued new $2.0 billion in aggregate principal amount of 7.00% senior secured notes (the “CEI Senior Secured Notes due 2030”) pursuant to an indenture by and among the Company, the subsidiary guarantors party thereto from time to time, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2030 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2030 will mature in February 2030, with interest paid semi-annually on February 15 and August 15 of each year, commencing August 15, 2023.
Additionally, on February 6, 2023, Caesars entered into an Incremental Assumption Agreement No. 2 pursuant to which the Company incurred a new senior secured term loan facility in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B”) as a new term loan under the CEI Credit Agreement. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature in February 2030. Interest under the CEI Term Loan B is based on the forward looking SOFR plus an adjustment of 0.10%, subject to a floor of 0.50%, plus an applicable margin of 3.25% which is subject to one 0.25% step-down based on the Company’s net total leverage ratio.
The net proceeds from the issuance of the CEI Senior Secured Notes due 2030 and the net proceeds from the CEI Term Loan B, were used to repay the outstanding principal balance, including accrued and unpaid interest, of both the CRC Term Loan and the CRC Incremental Term Loan. The remaining net proceeds were to be used to pay related fees, or for general corporate use. Upon the termination of the CRC Term Loan and the CRC Incremental Term Loan, the Company recorded a loss on extinguishment of debt of approximately $200 million.
CRC Senior Secured Notes due 2025
On July 6, 2020, Colt Merger Sub, Inc. (the “Escrow Issuer”) issued $1.0 billion in aggregate principal amount of 5.75% Senior Secured Notes due 2025 pursuant to an indenture, dated July 6, 2020 (the “CRC Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. In connection with the consummation of the Merger, CRC assumed the rights and obligations under the CRC Senior Secured Notes and the indenture governing such notes. The CRC Senior Secured Notes rank equally with all existing and future first priority lien obligations of CRC, CRC Finco, Inc. and the subsidiary guarantors. The CRC Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year. During the year ended December 31, 2022, we purchased a total of $11 million in principal amount of the CRC Senior Secured Notes.
CEI Senior Secured Notes due 2025
On July 6, 2020, the Escrow Issuer issued $3.4 billion in aggregate principal amount of 6.25% Senior Secured Notes due 2025 pursuant to an indenture dated July 6, 2020 (the “CEI Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. The Company assumed the rights and obligations under the CEI Senior Secured Notes and the indenture governing such notes on July 20, 2020. The CEI Senior Secured Notes rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year.
Convention Center Mortgage Loan
On September 18, 2020, we entered into a loan agreement with VICI to borrow a 5-year, $400 million Forum Convention Center mortgage loan (the “Mortgage Loan”). The Mortgage Loan bears interest at a rate of, initially, 7.7% per annum, which escalates annually on the anniversary of the closing date to a maximum interest rate of 8.3% per annum.
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes due 2027”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. We assumed the rights and obligations under the CEI Senior Notes due 2027 and the indenture governing such notes on July 20, 2020. The CEI Senior Notes due 2027 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2027 will mature on July 1, 2027 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year. During the year ended December 31, 2022, we purchased a total of $89 million in principal amount of the CEI Senior Notes due 2027.

CEI Senior Notes due 2029
On September 24, 2021, we issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029 (the “CEI Senior Notes due 2029”) pursuant to an indenture dated as of September 24, 2021 between the Company and U.S. Bank National Association, as Trustee. The CEI Senior Notes due 2029 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2029 will mature on October 15, 2029 with interest payable on April 15 and October 15 of each year, which began on April 15, 2022.
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
Our VICI Leases are accounted for as a financing obligation and totaled $11.3 billion as of December 31, 2022. See Note 10 to our Financial Statements for additional information about our VICI Leases and related matters.
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
The Lumière Lease was entered into by the Company and GLPI, whereby the Company sold the real estate underlying Horseshoe St. Louis, formerly known as Lumière, to GLPI and leased back the property under a long-term financing obligation. The Lumière Lease, inclusive of all amendments, provides for (i) an initial term commencing on September 29, 2020 and ending on October 31, 2033, (ii) four five-year renewal options, (iii) annual rent payments of $23 million, (iv) escalation provisions commencing in lease year two equal to 101.25% of the rent for the preceding year for lease years two through five, 101.75% for lease years six and seven and 102% for each lease year thereafter, (v) maintaining a minimum of 1.20:1 adjusted revenue to rent ratio and (vi) certain relief under the financial covenant in the event of involuntary closures.
The GLPI Leases are accounted for as financing obligations and totaled $1.2 billion as of December 31, 2022. See Note 10 to our Financial Statements for additional information about our GLPI Leases and related matters.
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

Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with GAAP. In preparing our financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality. When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate under specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Certain of our accounting policies, including those in connection with business combinations, income taxes, goodwill and indefinite lived intangible assets, long-lived assets, allowance for doubtful accounts related to certain gaming receivables, self-insurance reserves, and litigation, claims and assessments require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.
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
Indefinite-lived intangible assets acquired primarily include trademarks, Caesars Rewards acquired in the Merger and gaming rights. The fair value for these intangible assets was determined using either the relief from royalty method and excess earnings method under the income approach or a replacement cost market approach.
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
Trade receivables and payables and other current and noncurrent assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the acquisition date. Assets and liabilities held for sale were recorded at fair value, less costs to sell, based on the agreements reached as of the acquisition date, or an income approach.

The fair value of the financing obligations was calculated as the net present value of both the fixed base rent payments and the forecasted variable payments plus the expected residual value of the land and building returned at the end of the expected usage period.
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
Cash flow estimates are significant to many valuations described above and may include forecasts with assumptions regarding factors such as recent and budgeted operating performance, future growth rates, and the determination of appropriate discount rates to estimate fair value. These inputs involve significant assumptions including the future effects of COVID-19 as well as the realization of synergies anticipated from a business combination, which may not be realized as projected. Certain assumptions may be beyond our control.
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

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $1.9 billion and $9.2 billion, respectively and federal general business tax credit and research tax credit carryforwards of $129 million, which will expire on various dates as follows:

Year of Expiration	Net Operating Losses		Tax Credits
(In millions)	Federal	States	Federal
2023-2027	—	530	—
2028-2032	914	1,376	39
2033-2042	589	5,030	90
Do not expire	437	2,219	—
	$1,940	$9,155	$129
As of December 31, 2022, total federal and state deferred tax assets are $4.2 billion of which we believe it is more likely than not that a portion of the associated benefit will not be realized and, as a result, we have provided for a valuation allowance of $1.8 billion. However, we have recently observed positive trends in our operating results and if these trends continue, in the foreseeable future we may determine that we will be able to realize a significant portion of these deferred tax assets. A future reversal of the valuation allowance on our deferred tax assets could result in an income tax benefit of $0.9 billion to $1.2 billion.
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
We completed our annual impairment tests as of October 1, 2022. The estimated fair values of certain of our indefinite lived intangible assets and reporting units decreased primarily due to an increase in the related discount rates, which represents the higher required cost of capital as a result of the macroeconomic environment and projected outlook. Accordingly, we identified one reporting unit with which the estimated fair value of the associated gaming rights was less than the carrying value and we recorded an impairment of $30 million. In addition, we identified two reporting units with which the estimated fair value of the respective reporting unit was below the carrying value and we recorded a total impairment of $78 million to goodwill. These reporting units are all within the Regional segment.
As of October 1, 2022, one reporting unit in the Las Vegas segment and four reporting units in the Regional segment with goodwill totaling $625 million and $1.1 billion, respectively, had fair values that did not significantly exceed their respective carrying values. In addition, we identified trademarks totaling $286 million in the Las Vegas segment, $180 million in the Caesars Digital segment, and gaming rights totaling $173 million in the Regional segment that do not significantly exceed their respective carrying values. The reporting units and indefinite lived intangible assets with carrying values that do not significantly exceed their estimated fair values are primarily assets acquired in the Merger when our discount rate was approximately 9.5%. The discount rate used in our annual impairment testing as of October 1, 2022 was approximately 11.5%. To the extent gaming volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we may recognize further impairments, and such impairments could be material. The discount rate represents the most sensitive input in our estimates and an increase of 1% to the discount rate would result in additional impairments of approximately $125 million on the assets that do not significantly exceed their carrying values. In addition, $468 million of goodwill within our Regional segment is associated with reporting units with zero or negative carrying value. See Note 7 for additional information.
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
Allowance for Doubtful Accounts - Gaming
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates and reasonable forecasts are considered, as are customer relationships, in determining specific reserves to reflect current expected credit loss. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. As of December 31, 2022, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $15 million.
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
Interest Rate Risk
As of December 31, 2022, the face value of our long-term debt was $13.1 billion, including variable-rate long-term borrowings of $5.4 billion. No amounts were outstanding under our revolving credit facilities.
As a result of the Merger, we assumed interest rate swaps to manage the mix of debt between fixed and variable rate instruments. During the year ended December 31, 2022, we had four interest rate swap agreements to fix the interest rate on $1.3 billion of variable rate debt related to the CRC Credit Agreement. The interest rate swaps were designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements was accrued as interest rates changed and recognized as an adjustment to interest expense at settlement. The term of the interest rate swaps ended on December 31, 2022.
We do not purchase or hold any derivative financial instruments for trading purposes.
The table below provides information as of December 31, 2022 about our fixed rate and variable rate financial instruments that are sensitive to changes in interest rates, including the cash flows associated with amortization and average interest rates. Principal amounts are used to calculate the payments to be exchanged under the related agreements and average variable rates are based on implied forward rates in the yield curve as of December 31, 2022 and should not be considered a predictor of actual future interest rates.

	Expected Maturity Date
(Dollars in millions)	2023	2024 (a)	2025 (a)	2026	2027	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$2	$2	$4,792	$2	$1,613	$1,238	$7,649	$7,298
Average interest rate	4.3%	4.3%	6.3%	4.3%	8.1%	4.6%	6.4%
Variable rate	$106	$3,688	$1,005	$38	$38	$561	$5,436	$5,377
Average interest rate	7.1%	7.2%	7.8%	6.7%	6.7%	6.7%	7.3%
____________________
(a)Maturities of $3.4 billion in 2024 and $1.0 billion in 2025 of variable rate debt were repaid with the net proceeds of the $2.5 billion CEI Term Loan B and the $2.0 billion CEI Senior Secured Notes due 2030.
As of December 31, 2022, borrowings outstanding under our credit facilities were variable-rate borrowings. Assuming a 100 basis-point increase in LIBOR and Term SOFR, our annual interest cost would change by $54 million based on gross amounts outstanding at December 31, 2022.
LIBOR was discontinued by lending institutions for new debt agreements and after June 30, 2023 no additional LIBOR rates are expected to be available. We have variable rate debt instruments which are subject to LIBOR and Term SOFR interest rates plus a reasonable margin. Our CRC Term Loan and CRC Incremental Term loan are LIBOR based loans as of December 31, 2022. As previously described, subsequent to December 31, 2022 we repaid both our CRC Term Loan and CRC Incremental Term Loan and our interest rate swaps matured on December 31, 2022.
Foreign Exchange Rate Risks
We entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP. During the years ended December 31, 2022 and 2021, we recorded a gain of $73 million and $23 million, respectively, related to forward contracts, which was recorded in the Other income (loss) on the Statements of Operations. All forward contracts have been settled as of July 1, 2022.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
CAESARS ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Caesars Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Caesars Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating a critical audit matter, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill and Indefinite-lived Intangible Assets – Refer to Note 7 to the Financial Statements
Critical Audit Matter Description
The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually and between annual test dates in certain circumstances. The Company performs its impairment test by comparing the fair value of each reporting unit with the carrying amount. The Company determines the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization (“EBITDA”), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. The Company also evaluates the aggregate fair value of all the reporting units and other non-operating assets in comparison to its aggregate debt and equity market capitalization at the test date.
Indefinite-lived intangible assets consist primarily of trademarks, expenditures associated with obtaining racing and gaming licenses, and Caesars Rewards. The Company uses the Excess Earnings Method and Cost Approach to determine the estimated fair value of gaming rights and uses the relief from royalty method to determine the estimated fair value of trademarks and Caesars Rewards.

The Company performed its annual impairment assessment as of October 1, 2022. The Company’s goodwill balance was $11,004 million as of December 31, 2022, of which $625 million and $1.1 billion was related to one reporting unit in the Las Vegas segment and four reporting units in the Regional segment, respectively, which had estimated fair values that did not significantly exceed their respective carrying values.
The Company’s indefinite-lived intangibles balance was $3,654 million as of December 31, 2022, of which trademarks totaling $286 million and $180 million in the Las Vegas and Caesars Digital segments, respectively, and gaming rights totaling $173 million in the Regional segment, had estimated fair values that do not significantly exceed their respective carrying values.
The determination of fair value of its reporting units and indefinite-lived intangible assets requires management to make significant assumptions and estimates around forecasts and the selection of discount rates. Therefore, our audit procedures to evaluate the reasonableness of management’s forecasts required a higher degree of auditor judgment as well as an increased level of audit effort and the need to use more experienced audit professionals. In addition, the selection of discount rates involved a higher degree of auditor judgment and subjectivity as well as an increased level of audit effort, including the involvement of valuation specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s forecasts and the selection of discount rates used by management to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets included the following, among others:
•We tested the effectiveness of the Company’s internal controls over the forecasts and the selection of discount rates.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the assumptions and estimates included in management’s forecasts by: 1) comparing the forecasts to information included in the Company’s communications to the Board of Directors, gaming industry reports, and analyst reports for the Company and certain of its peer companies; 2) conducting inquiries with property management; 3) considering the impact of changes in the competitive and regulatory environment on management’s projections; 4) assessing the reasonableness of strategic plans incorporated by management into the projections and 5) evaluating management’s estimate of the impact of any related expansion of gaming activities by analyzing historical information.
•With the assistance of our valuation specialists, we evaluated the discount rates selected by management, including assessing the impact of the uncertainty in the forecasts on the discount rates, testing the market-based source information underlying the selection of the discount rates and the mathematical accuracy of the discount rate calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 21, 2023
We have served as the Company’s auditor since 2020.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except par value)	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,038	$1,070
Restricted cash	131	319
Accounts receivable, net	611	472
Inventories	59	42
Prepayments and other current assets	263	290
Assets held for sale	—	3,771
Total current assets	2,102	5,964
Investments in and advances to unconsolidated affiliates	94	158
Property and equipment, net	14,598	14,601
Gaming rights and other intangibles, net	4,714	4,920
Goodwill	11,004	11,076
Other assets, net	1,015	1,312
Total assets	$33,527	$38,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$314	$254
Accrued interest	318	320
Accrued other liabilities	1,928	1,973
Current portion of long-term debt	108	70
Liabilities related to assets held for sale	—	2,680
Total current liabilities	2,668	5,297
Long-term financing obligation	12,610	12,424
Long-term debt	12,659	13,722
Deferred income taxes	987	1,111
Other long-term liabilities	852	936
Total liabilities	29,776	33,490
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 500,000,000 shares authorized, 214,671,754 and 213,779,848 issued and outstanding, net of treasury shares	—	—
Paid-in capital	6,953	6,877
Accumulated deficit	(3,309)	(2,410)
Treasury stock at cost, 363,016 and 363,016 shares held	(23)	(23)
Accumulated other comprehensive income	92	36
Caesars stockholders' equity	3,713	4,480
Noncontrolling interests	38	61
Total stockholders’ equity	3,751	4,541
Total liabilities and stockholders’ equity	$33,527	$38,031

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions, except per share data)	2022	2021	2020
REVENUES:
Casino	$5,997	$5,827	$2,482
Food and beverage	1,596	1,140	342
Hotel	1,957	1,551	450
Other	1,271	1,052	354
Net revenues	10,821	9,570	3,628
EXPENSES:
Casino	3,526	3,129	1,271
Food and beverage	935	707	265
Hotel	529	438	170
Other	411	373	140
General and administrative	2,068	1,782	902
Corporate	286	309	195
Impairment charges	108	102	215
Depreciation and amortization	1,205	1,126	583
Transaction and other costs	14	144	270
Total operating expenses	9,082	8,110	4,011
Operating income (loss)	1,739	1,460	(383)
OTHER EXPENSE:
Interest expense, net	(2,265)	(2,295)	(1,202)
Loss on extinguishment of debt	(85)	(236)	(197)
Other income (loss)	46	(198)	176
Total other expense	(2,304)	(2,729)	(1,223)
Loss from continuing operations before income taxes	(565)	(1,269)	(1,606)
Benefit (provision) for income taxes	41	283	(132)
Loss from continuing operations, net of income taxes	(524)	(986)	(1,738)
Discontinued operations, net of income taxes	(386)	(30)	(20)
Net loss	(910)	(1,016)	(1,758)
Net (income) loss attributable to noncontrolling interests	11	(3)	1
Net loss attributable to Caesars	$(899)	$(1,019)	$(1,757)
Net loss per share - basic and diluted:
Basic loss per share from continuing operations	$(2.39)	$(4.69)	$(13.35)
Basic loss per share from discontinued operations	(1.80)	(0.14)	(0.15)
Basic loss per share	$(4.19)	$(4.83)	$(13.50)
Diluted loss per share from continuing operations	$(2.39)	$(4.69)	$(13.35)
Diluted loss per share from discontinued operations	(1.80)	(0.14)	(0.15)
Diluted loss per share	$(4.19)	$(4.83)	$(13.50)
Weighted average basic shares outstanding	214	211	130
Weighted average diluted shares outstanding	214	211	130

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In millions)	2022	2021	2020
Net loss	$(910)	$(1,016)	$(1,758)
Foreign currency translation adjustments	34	(45)	9
Change in fair market value of interest rate swaps, net of tax	21	47	26
Other	—	(1)	—
Other comprehensive income, net of tax	55	1	35
Comprehensive loss	(855)	(1,015)	(1,723)
Amounts attributable to noncontrolling interests:
Net (income) loss attributable to noncontrolling interests	11	(3)	1
Foreign currency translation adjustments	1	1	(1)
Comprehensive (income) loss attributable to noncontrolling interests	12	(2)	—
Comprehensive loss attributable to Caesars	$(843)	$(1,017)	$(1,723)

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Caesars Stockholders' Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Amount	Noncontrolling interests	Total Stockholders' Equity
Balance, January 1, 2020	—	$—	78	$—	$760	$366	$—	$(9)	$—	$1,117
Stock-based compensation	—	—	1	—	72	—	—	—	—	72
Issuance of common stock, net	—	—	67	—	3,172	—	—	—	—	3,172
Net loss	—	—	—	—	—	(1,757)	—	—	(1)	(1,758)
Shares issued to Former Caesars shareholders	—	—	62	—	2,381	—	—	—	—	2,381
Former Caesars replacement awards	—	—	—	—	24	—	—	—	—	24
Other comprehensive income, net of tax	—	—	—	—	—	—	34	—	1	35
Shares withheld related to net share settlement of stock awards	—	—	—	—	(16)	—	—	—	—	(16)
Acquired noncontrolling interests	—	—	—	—	(18)	—	—	—	18	—
Other	—	—	—	—	7	—	—	—	—	7
Balance, December 31, 2020	—	—	208	—	6,382	(1,391)	34	(9)	18	5,034
Stock-based compensation	—	—	1	—	83	—	—	—	—	83
Issuance of common stock, net	—	—	5	—	456	—	—	(14)	—	442
Net income (loss)	—	—	—	—	—	(1,019)	—	—	3	(1,016)
Other comprehensive income, net of tax	—	—	—	—	—	—	2	—	(1)	1
Shares withheld related to net share settlement of stock awards	—	—	—	—	(44)	—	—	—	—	(44)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	41	41
Balance, December 31, 2021	—	—	214	—	6,877	(2,410)	36	(23)	61	4,541
Stock-based compensation	—	—	1	—	102	—	—	—	—	102
Net loss	—	—	—	—	—	(899)	—	—	(11)	(910)
Other comprehensive income, net of tax	—	—	—	—	—	—	56	—	(1)	55
Shares withheld related to net share settlement of stock awards	—	—	—	—	(26)	—	—	—	—	(26)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(11)	(11)
Balance, December 31, 2022	—	—	215	$—	$6,953	$(3,309)	$92	$(23)	$38	$3,751

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(910)	$(1,016)	$(1,758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	386	30	20
Depreciation and amortization	1,205	1,126	583
Amortization of deferred financing costs and discounts	297	347	156
Provision for doubtful accounts	25	26	29
Deferred revenue	(2)	(4)	(11)
Loss on extinguishment of debt	85	236	197
Non-cash lease amortization	54	39	14
(Gain) loss on investments	54	107	(34)
Stock compensation expense	101	82	79
(Gain) loss on sale of businesses and disposal of property and equipment	5	11	(7)
Impairment charges	108	102	215
(Benefit) provision for deferred income taxes	(41)	(283)	176
(Gain) loss on derivatives	(73)	127	(9)
Foreign currency transaction gain	—	(21)	(129)
Other non-cash adjustments to net loss	(57)	(8)	(2)
Change in operating assets and liabilities:
Accounts receivable	(143)	(135)	(70)
Prepaid expenses and other assets	(15)	(67)	9
Income taxes (receivable) payable	(7)	13	(40)
Accounts payable, accrued expenses and other liabilities	(80)	486	25
Other	1	1	(4)
Net cash provided by (used in) operating activities	993	1,199	(561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(952)	(520)	(164)
Former Caesars acquisition, net of cash acquired	—	—	(6,314)
Acquisition of William Hill, net of cash acquired	—	(1,581)	—
Purchase of additional interest in Horseshoe Baltimore, net of cash consolidated	—	(5)	—
Acquisition of gaming rights and trademarks	(11)	(312)	(35)
Proceeds from sale of businesses, property and equipment, net of cash sold	39	726	366
Proceeds from the sale of investments	126	239	25
Proceeds from insurance related to property damage	36	44	17
Investments in unconsolidated affiliates	—	(39)	(1)
Other	(6)	—	6
Net cash used in investing activities	(768)	(1,448)	(6,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	1,500	1,308	9,765
Repayments of long-term debt and revolving credit facilities	(2,738)	(1,977)	(3,742)
Proceeds from sale-leaseback financing arrangement	—	—	3,224
Financing obligation payments	(3)	(5)	(49)
Debt issuance and extinguishment costs	(12)	(56)	(356)
Proceeds from issuance of common stock	1	3	2,718
Cash paid to settle convertible notes	—	(367)	(903)
Taxes paid related to net share settlement of equity awards	(27)	(45)	(16)
Distributions to noncontrolling interest	(3)	(2)	—
Net cash provided by (used in) financing activities	(1,282)	(1,141)	10,641

	Years Ended December 31,
(In millions)	2022	2021	2020
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	(18)	(27)	(21)
Cash flows from investing activities	386	(1,475)	(5)
Cash flows from financing activities	—	591	—
Net cash from discontinued operations	368	(911)	(26)
Change in cash, cash equivalents, and restricted cash classified as assets held for sale	—	10	(20)
Effect of foreign currency exchange rates on cash	(29)	32	129
Increase (decrease) in cash, cash equivalents and restricted cash	(718)	(2,259)	4,063
Cash, cash equivalents and restricted cash, beginning of period	2,021	4,280	217
Cash, cash equivalents and restricted cash, end of period	$1,303	$2,021	$4,280

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,038	$1,070	$1,776
Restricted cash	131	319	2,021
Restricted and escrow cash included in other noncurrent assets	134	323	437
Cash and cash equivalents and restricted cash in discontinued operations	—	309	46
Total cash, cash equivalents and restricted cash	$1,303	$2,021	$4,280

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,010	$1,923	$892
Income taxes (refunded) paid, net	22	9	(7)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	145	100	40
Exchange for sale-leaseback financing obligation	—	—	246
Convertible notes settled with shares	—	440	454
Land contributed to joint venture	—	61	—
Shares issued to Former Caesars shareholders	—	—	2,381

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements include the accounts of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” “us,” or the “Registrant” within these financial statements.
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) as our “Statements of Operations,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” which are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included herein.
Note 1. Organization and Basis of Presentation
Organization
The Company is a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, the Company grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. in 2017, Tropicana Entertainment, Inc. in 2018 and a merger with Caesars Entertainment Corporation (“Former Caesars”) on July 20, 2020, pursuant to which Former Caesars became a wholly-owned subsidiary of the Company (the “Merger”) and the Company changed the Company’s ticker symbol on the NASDAQ Stock Market from “ERI” to “CZR”.
On April 22, 2021, the Company completed the acquisition of William Hill PLC (the “William Hill Acquisition”). See below for further discussion of the William Hill Acquisition.
The Company owns, leases, brands or manages an aggregate of 51 domestic properties in 16 states with approximately 52,800 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 47,200 hotel rooms as of December 31, 2022. The Company operates and conducts sports wagering across 28 jurisdictions in North America, 20 of which are mobile for sports betting, and operates regulated online real money gaming businesses in six jurisdictions in North America. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by our casino properties’ gaming operations, including retail and online sports betting, as well as online gaming, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and mobile sports betting, online casino, and online poker are included under the Caesars Digital segment. The Company has made significant investments into the interactive business in recent years with the completion of the Merger, the William Hill Acquisition, and strategic expansion into new markets as legalization permits. The Company utilized significant marketing campaigns with distinguished actors, athletes and media personalities promoting the launch of the Caesars Sportsbook app. The app offers numerous pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. Caesars Sportsbook has partnerships with the NFL, NBA, NHL and MLB while being the exclusive odds provider for ESPN and CBS Sports. The Company has continued to create new partnerships among professional sports teams and, in 2021, entered into a 20-year exclusive naming-rights partnership branding the Caesars Superdome in New Orleans. The Company expects to continue to expand its operations in the Caesars Digital segment as new jurisdictions legalize retail and online gaming and sports betting.
The Company has divested certain properties and other assets, including non-core properties and divestitures required by regulatory agencies. See Note 4 for a discussion of properties recently sold and Note 19 for segment information.
William Hill Acquisition
On September 30, 2020, the Company announced that it had reached an agreement with William Hill PLC on the terms of a recommended cash acquisition pursuant to which the Company would acquire the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction. On the acquisition date, the Company’s intent was to divest William Hill PLC’s non-U.S. operations, including the United Kingdom and international online divisions and the retail betting shops (collectively, “William Hill International”), all of which were held for sale as of the date of the closing of the William Hill Acquisition with such operations reflected within discontinued operations. On April 22, 2021, the Company completed the acquisition of William Hill PLC for £2.9 billion, or approximately $3.9 billion. See Note 3.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. On April 7, 2022, the Company amended the agreement to sell William Hill International to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. The amended agreement reflected a £250 million reduction in consideration payable at closing and up to £100 million in deferred consideration to be paid to the Company, subject to 888 Holdings Plc meeting certain 2023 financial targets. During the year ended December 31, 2022, the Company recorded impairments to assets held for sale of $503 million within discontinued operations based on the revised and final sales prices.
On July 1, 2022, the Company completed the sale of William Hill International to 888 Holdings Plc and outstanding borrowings under the Bridge Credit Agreement between the Company and certain lenders party thereto and Deutsche Bank AG, London Branch, as administrative agent and collateral agent, were immediately repaid. After the repayment of the Bridge Credit Agreement, other permitted leakage, and the settlement of related forward contracts, Caesars received net proceeds of $730 million. Including open market repurchases and repayments, the Company utilized all $730 million to reduce the Company’s outstanding debt. See Note 12.
Basis of Presentation
Our Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Management believes the accounting estimates are appropriate and reasonably determined. Actual amounts could materially differ from those estimates.
The presentation of financial information herein for the periods after the Company’s acquisitions or before divestitures of various properties is not fully comparable to the periods prior to their respective purchase or after the sale dates. See Note 3 for further discussion of the acquisitions and related transactions and Note 4 for properties recently sold.
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
Developments Related to COVID-19
Despite the resurgence of the COVID-19 Omicron variant at the beginning of the year, operations at many of our properties experienced positive trends during much of the year ended December 31, 2022, including higher hotel occupancy, particularly in Las Vegas, and increased gaming and food and beverage volumes. The reduction in mandates and restrictions, combined with pent up consumer demand and supplemental discretionary spend from governmental stimulus, resulted in strong results across our properties during 2021. Future variants, mandates or restrictions imposed by various regulatory bodies are uncertain and could have a significant impact on our future operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Restricted Cash
Restricted cash includes certificates of deposit and similar instruments that are subject to remeasurement on a recurring basis (see Note 8) and cash deposits which are restricted under certain operating agreements or restricted for future capital expenditures in the normal course of business.
Advertising
Advertising costs are expensed in the period the advertising initially takes place. Advertising costs were $571 million, $518 million and $64 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included within operating expenses. During the years ended December 31, 2022 and 2021, the Company launched significant television, radio and internet marketing campaigns promoting the Caesars Sportsbook. Advertising costs related to the Caesars Digital segment are primarily recorded in Casino expense.
Interest Expense, Net

	Years Ended December 31,
(In millions)	2022	2021	2020
Interest expense	$2,303	$2,320	$1,213
Capitalized interest	(26)	(9)	(1)
Interest income	(12)	(16)	(10)
Total interest expense, net	$2,265	$2,295	$1,202
Recently Issued Accounting Pronouncements
Pronouncements Implemented in 2022
Effective January 1, 2022, we adopted Accounting Standards Update 2020-04 (amended through December 2022), Reference Rate Reform. We will apply this guidance to applicable contracts and instruments if, and when, they are modified. Such application is not expected to have a material effect on our Financial Statements.
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
On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. On April 7, 2022, the Company amended the agreement to sell William Hill International to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. During the year ended December 31, 2022, the Company recorded impairments to assets held for sale of $503 million within discontinued operations based on the revised and final sales prices. On July 1, 2022, the Company completed the sale of William Hill International to 888 Holdings Plc.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Final Purchase Price Allocation
The fair values are based on management’s analysis, including work performed by third-party valuation specialists, and were finalized over the one-year measurement period. The following table summarizes the allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed of William Hill, with the excess recorded as goodwill as of December 31, 2022:

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
Assets and liabilities held for sale substantially represented William Hill International which was valued using a combination of approaches including a market approach based on valuation multiples and EBITDA, the relief from royalty method and the replacement cost method. In addition to the approaches described, our estimates were updated to reflect the sale price of William Hill International in the sale to 888 Holdings Plc, described above.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Trademarks and developed technology were valued using the relief from royalty method, which presumes that without ownership of such trademarks or technology, the Company would have to make a series of payments to the assets’ owner in return for the right to use their brand or technology. By virtue of their ownership of the respective intangible assets, the Company avoids any such payments and records the related intangible value. The estimated useful lives of the trademarks and developed technology were approximately 15 years and six years, respectively, from the acquisition date.
Online user relationships are valued using a cost approach based on the estimated marketing and promotional cost to acquire the new active user base if the user relationships were not already in place and needed to be replaced. We estimated the useful life of the user relationships to be approximately three years from the acquisition date.
Operating agreements with non-Caesars entities allowed William Hill to operate retail and online sportsbooks as well as online gaming within certain states. These agreements were valued using the excess earnings method, estimating the projected profits of the business attributable to the rights afforded through the agreements, adjusted for returns of other assets that contribute to the generation of this profit, such as working capital, fixed assets and other intangible assets. We estimated the useful life of these operating agreements to be approximately 20 years from the acquisition date and have included them within amortizing gaming rights.
The reacquired rights intangible asset represents the estimated fair value of the Company’s share of William Hill’s forecasted profits arising from the prior contractual arrangement with the Company to operate retail and online sportsbooks and online gaming. This fair value estimate was determined using the excess earnings method, an income-based approach that reflects the present value of the future profit William Hill expected to earn over the remaining term of the contract, adjusted for returns of other assets that contribute to the generation of this profit, such as working capital, fixed assets and other intangible assets. The forecasted profit used within the valuation was adjusted for the settlement of the preexisting relationship in order to avoid double counting of the settlement. Reacquired rights are amortizable over the remaining contractual period of the contract in which the rights were granted and estimated to be approximately 24 years from the acquisition date.
Goodwill is the result of expected synergies from the operations of the combined company and future customer relationships including the brand names and strategic partner relationships of Caesars and the technology and assembled workforce of William Hill. The goodwill acquired will not generate amortization deductions for income tax purposes.
The fair value of long-term debt assumed was calculated based on market quotes.
The Company recognized acquisition-related transaction costs of $21 million, $68 million and $8 million for the years ended December 31, 2022, 2021 and 2020, respectively, excluding additional transaction costs associated with sale of William Hill International. These costs were associated with legal, professional services, and certain severance and retention costs and were primarily recorded in Transaction and other costs in our Statements of Operations.
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
Final Purchase Price Allocation
The fair values are based on management’s analysis, including work performed by a third-party valuation specialist, and were finalized over the one-year measurement period. The following table summarizes the allocation of the purchase consideration to the identifiable assets and liabilities of Horseshoe Baltimore, with excess recorded as goodwill as of December 31, 2022:

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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Trademarks and Caesars Rewards were valued using the relief from royalty method, which presumes that without ownership of such trademarks or loyalty program, the Company would have to make a stream of payments to a brand or franchise owner in return for the right to use their name or program. By virtue of this asset, the Company avoids any such payments and records the related intangible value of the Company’s ownership of the brand name or program. The acquired trademarks, including Caesars Rewards, are indefinite lived intangible assets.
Customer relationships are valued using an income approach, comparing the prospective cash flows with and without the customer relationships in place to estimate the fair value of the customer relationships, with the fair value assumed to be equal to the discounted cash flows of the business that would be lost if the customer relationships were not in place and needed to be replaced. We estimated the useful life of these customer relationships to be approximately seven years from the Merger date.
Gaming rights include our gaming licenses in various jurisdictions and may have indefinite lives or an estimated useful life. The fair value of the gaming rights was determined using the excess earnings or replacement cost methodology, based on whether the license resides in gaming jurisdictions where competition is limited to a specified number of licensed gaming operators. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the gaming license intangible asset, which is net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets. The replacement cost of the gaming license was used as an indicator of fair value. The acquired gaming rights have indefinite lives, with the exception of one jurisdiction in which we estimated the useful life of the license to be approximately 34 years from the Merger date.
Goodwill is the result of expected synergies from the operations of the combined company and the assembled workforce of Former Caesars. The final assignment of goodwill to reporting units has not been completed. The goodwill acquired will not generate amortization deductions for income tax purposes.
The fair value of long-term debt has been calculated based on market quotes. The fair value of the financing obligations was calculated as the net present value of both the fixed base rent payments and the forecasted variable payments plus the expected residual value of the land and building returned at the end of the expected usage period.
The Company recognized acquisition-related transaction costs of $30 million and $160 million for the years ended December 31, 2021, and 2020, respectively, in connection with the Merger. Transaction costs were associated with legal, IT costs, internal labor and professional services and were recorded in Transaction and other costs in our Statements of Operations.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In millions)	Year Ended December 31, 2020
Net revenues	$5,926
Net loss	(2,738)
Net loss attributable to Caesars	(2,670)
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
Held for sale - Sold
Baton Rouge, Evansville, MontBleu, Shreveport, Kansas City and Vicksburg Divestitures
On December 1, 2020, the Company entered into a definitive agreement to sell the operations of Belle of Baton Rouge Casino & Hotel (“Baton Rouge”) to CQ Holding Company, Inc. As a result, an impairment charge totaling $50 million was recorded during the year ended December 31, 2020 due to the carrying value exceeding the estimated net sales proceeds. On May 5, 2022, the Company consummated the sale of the equity interests of Baton Rouge to CQ Holding Company, Inc., resulting in a loss of $3 million.
On June 3, 2021, the Company consummated the sale of the real property and equity interests of Tropicana Evansville (“Evansville”) to Gaming and Leisure Properties, Inc. (“GLPI”) and Bally’s Corporation, respectively, for $480 million, resulting in a gain of $12 million.
On April 24, 2020, the Company entered into a definitive agreement to sell the equity interests of MontBleu Casino Resort & Spa (“MontBleu”) to Bally’s Corporation. As a result, an impairment charge totaling $45 million was recorded during the year ended December 31, 2020 due to the carrying value exceeding the estimated net sales proceeds. On April 6, 2021, the Company consummated the sale of the equity interests of MontBleu to Bally’s Corporation for $15 million, resulting in a gain of less than $1 million. The Company received the payment in full on April 5, 2022.
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
Prior to their respective closing dates, Baton Rouge, Evansville, MontBleu, Shreveport, Kansas City and Vicksburg, met the requirements for presentation as assets held for sale. However, they did not meet the requirements for presentation as discontinued operations. All properties were previously reported in the Regional segment.
The following information presents the net revenues and net income (loss) of previously held for sale properties, which were recently sold:

Year Ended December 31, 2022
(In millions)	Baton Rouge
Net revenues	$6
Net loss	(1)

	Year Ended December 31, 2021
(In millions)	Baton Rouge	Evansville	MontBleu
Net revenues	$17	$58	$11
Net income (loss)	(2)	26	4

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2020
(In millions)	Baton Rouge	Evansville	MontBleu	Shreveport	Kansas City	Vicksburg
Net revenues	$15	$98	$31	$68	$18	$7
Net income (loss)	(70)	(5)	(42)	12	3	(1)
The assets and liabilities held for sale were as follows as of December 31, 2021:

(In millions)	Baton Rouge
Assets:
Cash	$3
Property and equipment, net	2
Other assets, net	1
Assets held for sale	$6
Liabilities:
Current liabilities	$3
Other long-term liabilities	1
Liabilities related to assets held for sale	$4
Held for sale - Discontinued operations
On the closing date of the Merger, Harrah’s Louisiana Downs, Caesars Southern Indiana and Caesars UK Group, which included Emerald Resort & Casino, met held for sale criteria. The operations of these properties, until their respective date of divestiture, have been presented within discontinued operations. In addition, at the time that the William Hill Acquisition was consummated, the Company’s intent was to divest William Hill International. Accordingly, the assets and liabilities of these reporting units were classified as held for sale with operations presented within discontinued operations.
On September 3, 2020, the Company and VICI Properties L.P., a Delaware limited partnership (“VICI”) entered into an agreement to sell the equity interests of Harrah’s Louisiana Downs to Rubico Acquisition Corp. for $22 million. On November 1, 2021, the sale of Harrah’s Louisiana Downs was completed and proceeds were split between the Company and VICI. The annual base rent payments under the Regional Master Lease between Caesars and VICI remained unchanged.
On December 24, 2020, the Company entered into an agreement to sell the equity interests of Caesars Southern Indiana to the Eastern Band of Cherokee Indians (“EBCI”) for $250 million, subject to customary purchase price adjustments. On September 3, 2021, the Company completed the sale of Caesars Southern Indiana, resulting in a gain of $12 million. In connection with this transaction, the Company’s annual base rent payments to VICI under the Regional Master Lease were reduced by $33 million. Additionally, the Company and EBCI entered into a 10-year brand license agreement, for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. The agreement contains cancellation rights in exchange for a termination fee at the buyer’s discretion following the fifth anniversary of the agreement.
On July 16, 2021, the Company completed the sale of Caesars UK Group, in which the buyer assumed all liabilities associated with the Caesars UK Group, and recorded an impairment of $14 million within discontinued operations.
The following information presents the net revenues and net income (loss) for the Company’s properties that are part of discontinued operations for the year ended December 31, 2022 and 2021:

Year Ended December 31, 2022
(In millions)	William Hill International
Net revenues	$820
Net loss	(448)

	Year Ended December 31, 2021
(In millions)	Harrah’s Louisiana Downs	Caesars UK Group	Caesars Southern Indiana	William Hill International
Net revenues	$48	$30	$155	$1,221
Net income (loss)	10	(30)	27	(18)

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of December 31, 2021, assets and liabilities held for sale of $3.8 billion and $2.7 billion, respectively, related to William Hill International and included $617 million of debt related to a Bridge Credit Agreement, which was repaid upon the sale of William Hill International on July 1, 2022. In addition, $850 million of debt was held for sale related to two trust deeds assumed in the William Hill Acquisition. One trust deed related to £350 million aggregate principal amount of 4.750% Senior Notes due 2026, and the other trust deed related to £350 million aggregate principal amount of 4.875% Senior Notes due 2023. The Bridge Credit Agreement was repaid and the two trust deeds were divested with the completion of the sale of William Hill International on July 1, 2022 and the Company is no longer subject to the related covenants or guarantees.
Note 5. Investments in and Advances to Unconsolidated Affiliates
NeoGames
The acquired net assets of William Hill included an investment in NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On September 16, 2021, the Company sold a portion of its shares of NeoGames common stock for $136 million which decreased its ownership interest from 24.5% to approximately 8.4%. Additionally, on March 14, 2022 the Company sold its remaining 2 million shares at fair value for $26 million. During the years ended December 31, 2022 and 2021, the Company recorded losses related to the investment in NeoGames of $34 million and $54 million, respectively, which is included within Other income (loss) on the Statements of Operations.
Pompano Joint Venture
In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. In June 2021, the joint venture issued a capital call and we contributed $3 million, for a total of $4 million in cash contributions since inception of the joint venture. On February 12, 2021, the Company contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 206 acres of land have been made with a fair value of approximately $69 million, and the Company has no further obligation to contribute additional real estate or cash.
While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other costs on the Statements of Operations.
As of December 31, 2022 and 2021, the Company’s investment in the joint venture is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
Note 6. Property and Equipment
Property and equipment are stated at cost, except for assets acquired in our business combinations which were adjusted for fair value under Accounting Standards Codification (“ASC”) 805. Internal use software costs are capitalized during the application development stage. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the asset as noted in the table below, or the term of the lease, whichever is less. Gains or losses on the disposal of property and equipment are included in operating income. Useful lives of each asset class are generally as follows:

Buildings and improvements	3 to 40 years
Land improvements	12 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Riverboats	30 years
A portion of our property and equipment is subject to various operating leases for which we are the lessor. Leased property includes our hotel rooms, convention space and retail space through various short-term and long-term operating leases. See Note 10 for further discussion of our leases.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company evaluates its property and equipment and other long-lived assets for impairment whenever indicators of impairment exist. The Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge may be recorded for any difference between fair value and the carrying value. All recognized impairment losses are recorded as operating expenses, unless the assets represent a discontinued operation. For the year ended December 31, 2020, we recorded a tangible asset impairment of $4 million related to the sale of a corporate airplane. See Note 4 for further discussion of impairment on assets held for sale.

Property and Equipment, Net
	December 31,
(In millions)	2022	2021
Land	$2,092	$2,125
Buildings, riverboats, and leasehold and land improvements	13,094	12,433
Furniture, fixtures, and equipment	2,054	1,650
Construction in progress	351	395
Total property and equipment	17,591	16,603
Less: accumulated depreciation	(2,993)	(2,002)
Total property and equipment, net	$14,598	$14,601

Depreciation Expense
	Years Ended December 31,
(In millions)	2022	2021	2020
Depreciation expense	$1,018	$987	$527
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
Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests as of October 1 of each fiscal year. The Company performs this assessment more frequently if impairment indicators exist. We utilized an income approach using a discounted cash flow method to determine the fair value of our goodwill. The Company performed the annual goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount. The Company determines the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization (“EBITDA”), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general, and expected sales proceeds. The Company also evaluates the aggregate fair value of all of its reporting units and other non-operating assets in comparison to its aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in the industry.
Indefinite-lived intangible assets consist primarily of trademarks, Caesars Rewards and expenditures associated with obtaining racing and gaming licenses. Indefinite-lived intangible assets are not subject to amortization but are subject to an annual impairment test. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess amount.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Finite-lived intangible assets consist of trade names and customer relationships acquired in business combinations. Amortization is recorded using the straight-line method over the estimated useful life of the asset. The Company evaluates for impairment whenever indicators of impairment exist. When indicators are noted, the Company then compares estimated future cash flows, undiscounted, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is recorded. Impairment charges are presented on the statements of operations.
As a result of the finalized and approved capital and operating plans and the completion of the annual impairment testing, the Company recognized impairment charges in our Regional segment primarily due to an increase in the related discount rates, which represents the higher required cost of capital as a result of the macroeconomic environment and projected outlook. The Company identified one property, where the estimated fair value of the associated gaming rights was less than the carrying value and recorded an impairment of $30 million. In addition, the Company identified two reporting units with which the estimated fair value of the respective reporting unit was below the carrying value and we recorded a total impairment of $78 million to goodwill.
In December 2021, the Company approved a capital plan which included the planned rebranding of certain of our properties. The Company utilized an income approach to determine the fair value of the trademarks subject to rebranding based on their expected future cash flows, which resulted in an impairment charge of $102 million during the year ended December 31, 2021. The adjusted carrying values of these trademarks were amortized over their respective useful lives.
During the year ended December 31, 2020, the Company recognized impairment charges in our Regional segment related to goodwill and trade names totaling $100 million and $16 million, respectively, due to declines in recent performance and the expected impact on future cash flows as a result of COVID-19.
When assets are deemed to be held for sale, any associated intangible assets, including goodwill, are reclassified to Assets held for sale on our Balance Sheets (see Note 4).

Changes in Carrying Value of Goodwill by Segment
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	CEI Total
Gross Goodwill:
Balance as of January 1, 2021	$6,873	$3,045	$50	$—	$9,968
Acquired (a)	—	63	1,148	—	1,211
Other	16	(15)	—	—	1
Balance as of December 31, 2021	6,889	3,093	1,198	—	11,180
Accumulated Impairment:
Balance as of January 1, 2021	—	(104)	—	—	(104)
Balance as of December 31, 2021	—	(104)	—	—	(104)
Net carrying value, as of December 31, 2021	$6,889	$2,989	$1,198	$—	$11,076

Gross Goodwill:
Balance as of January 1, 2022	$6,889	$3,093	$1,198	$—	$11,180
Other (a)	—	—	6	—	6
Balance as of December 31, 2022	6,889	3,093	1,204	—	11,186
Accumulated Impairment:
Balance as of January 1, 2022	—	(104)	—	—	(104)
Impairment	—	(78)	—	—	(78)
Balance as of December 31, 2022	—	(182)	—	—	(182)
Net carrying value, as of December 31, 2022 (b)	$6,889	$2,911	$1,204	$—	$11,004
____________________
(a)See Note 3 for further detail. Purchase price allocation finalized in 2022.
(b)$468 million of goodwill within our Regional segment is associated with reporting units with zero or negative carrying value.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in Carrying Value of Intangible Assets Other than Goodwill
	Amortizing		Non-Amortizing		Total
(In millions)	2022	2021	2022	2021	2022	2021
Balance as of January 1	$1,209	$501	$3,711	$3,782	$4,920	$4,283
Impairment	—	—	(30)	(102)	(30)	(102)
Amortization expense	(187)	(139)	—	—	(187)	(139)
Acquired (a)	—	575	—	43	—	618
Acquisition of gaming rights and trademarks	10	253	1	50	11	303
Other	28	19	(28)	(62)	—	(43)
Balance as of December 31	$1,060	$1,209	$3,654	$3,711	$4,714	$4,920
____________________
(a)See Note 3 for further detail.

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	December 31, 2022				December 31, 2021
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$587	$(276)	$311	$587	$(187)	$400
Gaming rights and other	10 - 34 years	212	(16)	196	174	(7)	167
Trademarks	15 years	313	(73)	240	322	(21)	301
Reacquired rights	24 years	250	(17)	233	250	(7)	243
Technology	6 years	110	(30)	80	110	(12)	98
		$1,472	$(412)	1,060	$1,443	$(234)	1,209

Non-amortizing intangible assets
Trademarks				1,998			1,998
Gaming rights				1,133			1,190
Caesars Rewards				523			523
				3,654			3,711
Total amortizing and non-amortizing intangible assets, net				$4,714			$4,920
Amortization expense with respect to intangible assets for the years ended December 31, 2022, 2021 and 2020 totaled $187 million, $139 million and $56 million, respectively, which is included in depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Years Ended December 31,
(In millions)	2023	2024	2025	2026	2027
Estimated annual amortization expense	$141	$126	$119	$119	$76
Note 8. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table sets forth the assets and liabilities, where applicable, measured at fair value on a recurring basis, by input level, in the Balance Sheets at December 31, 2022 and 2021:

(In millions)	December 31, 2022
Assets:	Level 1	Level 2	Level 3	Total
Marketable securities	2	2	—	4
Total assets at fair value	$2	$2	$—	$4

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In millions)	December 31, 2021
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash	$1	$1	$—	$2
Marketable securities	69	9	—	78
Derivative instruments - FX forward	—	1	—	1
Total assets at fair value	$70	$11	$—	$81
Liabilities:
Derivative instruments - interest rate swaps	$—	$28	$—	$28
Derivative instruments - FX forwards	—	16	—	16
Total liabilities at fair value	$—	$44	$—	$44

Change in restricted investments using Level 3 inputs
(In millions)	Level 3 Investment
Fair value of investment at December 31, 2020	$44
Change in fair value	7
Acquisition of William Hill	(51)
Fair value of investment at December 31, 2021	$—
Restricted Cash
The estimated fair values of the Company’s restricted cash are based upon quoted prices available in active markets (Level 1), or quoted prices for similar assets in active and inactive markets (Level 2) and represent the amounts the Company would expect to receive if the Company sold instruments classified as restricted cash. Restricted cash includes cash equivalents held in short-term certificate of deposit accounts or money market type funds. Restricted cash that is not subject to remeasurement on a recurring basis is not included in the table above.
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s captive insurance subsidiary, deferred compensation plans and investments acquired in the William Hill Acquisition. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1), quoted prices of identical assets in inactive markets, or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts the Company would expect to receive if the Company sold these marketable securities.
The Company held common shares of Flutter Entertainment PLC, which is a publicly traded company with a readily determinable share price. During the year ended December 31, 2020, the Company sold a portion of these shares for $24 million and recorded a gain of $14 million. On July 7, 2021, the Company sold the remaining shares for $9 million and recorded a loss of $1 million on the sale date. Gains and losses have been included in Other income (loss) on the Statements of Operations.
Derivative Instruments
The Company does not purchase or hold any derivative financial instruments for trading purposes.
Forward contracts
The Company entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP. During the years ended December 31, 2022 and 2021, the Company recorded a gain of $73 million and $23 million, respectively, related to forward contracts, which was recorded in the Other income (loss) on the Statements of Operations. All forward contracts have been settled as of July 1, 2022.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Interest Rate Swap Derivatives
We assumed Former Caesars’ interest rate swaps to manage the mix of assumed debt between fixed and variable rate instruments. During the year ended December 31, 2022, we had four interest rate swap agreements to fix the interest rate on $1.3 billion of variable rate debt related to the CRC Credit Agreement. The interest rate swaps were designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements was accrued as interest rates changed and recognized as an adjustment to interest expense at settlement. The term of the interest rate swaps ended on December 31, 2022.
Valuation Methodology
The estimated fair values of our interest rate swap derivative instruments were derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represented the estimated amounts we would receive or pay to terminate the contracts. The interest rate swap derivative instruments were included in either Other assets, net or Other long-term liabilities on our Balance Sheets. Our derivatives were recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative was an asset, or adjusted for the credit rating of the Company if the derivative was a liability. None of our derivative instruments were offset and all were classified as Level 2.
Financial Statement Effect
The effect of interest rate swaps designated as hedging instruments on the Balance Sheets for amounts transferred into Accumulated other comprehensive income (loss) (“AOCI”) before tax was a gain of $28 million and $62 million, during the years ended December 31, 2022 and 2021, respectively. AOCI reclassified to Interest expense on the Statements of Operations was $12 million and $59 million, for years ended December 31, 2022 and 2021, respectively. As of December 31, 2021, the interest rate swaps derivative liability was $28 million. Net settlement of these interest rate swaps resulted in the reclassification of deferred gains and losses within AOCI to be reclassified to the income statement as a component of interest expense as settlement occurred.
Accumulated Other Comprehensive Income
The changes in AOCI by component, net of tax, for the periods through December 31, 2022 and 2021 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2020	$26	$8	$—	$34
Other comprehensive loss before reclassifications	(12)	(44)	(1)	(57)
Amounts reclassified from accumulated other comprehensive income	59	—	—	59
Total other comprehensive income (loss), net of tax	47	(44)	(1)	2
Balances as of December 31, 2021	$73	$(36)	$(1)	$36
Other comprehensive income before reclassifications	9	35	—	44
Amounts reclassified from accumulated other comprehensive income	12	—	—	12
Total other comprehensive income , net of tax	21	35	—	56
Balances as of December 31, 2022	$94	$(1)	$(1)	$92

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9. Accrued Other Liabilities
Accrued other liabilities consisted of the following:

	December 31,
(In millions)	2022	2021
Contract and contract related liabilities (See Note 13)	$747	$614
Accrued payroll and other related liabilities	283	377
Self-insurance claims and reserves (See Note 11)	203	221
Accrued taxes	195	183
Operating lease liability	50	49
Disputed claims liability	26	50
Accrued marketing	20	159
Exit cost accrual	13	12
Other accruals	391	308
Total accrued other liabilities	$1,928	$1,973
Disputed Claims Liability and Exit Cost Accrual
The disputed claims liability and exit cost accrual were assumed liabilities of Former Caesars. The disputed claims liability represents certain remaining unsecured claims related to Former Caesars bankruptcy for which we have estimated the fair value of the remaining liability. Exit costs are related to the unbundling of electric service provided by NV Energy which we assumed from the Merger.
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
Lessee Arrangements
Operating Leases
We lease real estate and equipment used in our operations from third parties. As of December 31, 2022, the remaining term of our operating leases ranged from 1 to 69 years with various extension options available, if we elect to exercise them. However, our remaining terms only include extension options that we have determined are reasonably certain as of December 31, 2022. In addition to minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts. We do not include costs associated with our non-lease components in our lease costs disclosed in the table below. During the years ended December 31, 2022 and 2021, we obtained $43 million and $13 million, respectively, of right-of-use (“ROU”) assets in exchange for new lease liabilities. During the year ended December 31, 2022, we disposed of $12 million of ROU assets and lease liabilities.
Leases recorded on the balance sheet consist of the following:

		December 31,
(In millions)	Classification on the Balance Sheet	2022	2021
Assets:
Operating lease ROU assets (a)	Other assets, net	$639	$662
Liabilities:
Current operating lease liabilities (a)	Accrued other liabilities	50	49
Non-current operating lease liabilities (a)	Other long-term liabilities	710	726
___________________
(a)As noted above, we have elected the short-term lease measurement and recognition exemption and do not establish ROU assets or liabilities for operating leases with terms of 12 months or less.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Terms and Discount Rate	December 31,
	2022	2021
Weighted Average Remaining Lease Term (in years)	32.2	28.8
Weighted Average Discount Rate	8.3%	8.1%

Components of Lease Expense
	Years Ended December 31,
(In millions)	2022	2021	2020
Operating lease expense	$132	$128	$53
Short-term and variable lease expense	138	104	50
Total operating lease costs	$270	$232	$103
Supplemental cash flow information related to leases is as follows:

Cash payments included in the measurement of lease liabilities
	Years Ended December 31,
(In millions)	2022	2021	2020
Operating cash flows for operating leases	$110	$96	49

Maturities of Lease Liabilities
(In millions)	Operating Leases
2023	$109
2024	75
2025	73
2026	71
2027	72
Thereafter	1,975
Total future minimum lease payments	2,375
Less: present value factor	(1,615)
Total lease liability	$760
Finance Leases
We have finance leases for certain equipment and real estate. As of December 31, 2022, our finance leases had remaining lease terms of up to approximately 36 years, some of which include options to extend the lease terms in one month increments. Our finance lease ROU assets and liabilities were $73 million and $78 million as of December 31, 2022, respectively, and $40 million and $43 million as of December 31, 2021, respectively.
Financing Obligations
VICI Leases & Golf Course Use Agreement
The fair value of the real estate assets and the related failed sale-leaseback financing obligations were estimated based on the present value of the estimated future lease payments over the lease term of 15 years, plus renewal options, using an imputed discount rate of approximately 11.01%.
CEI leases certain real property assets from VICI under the following agreements: (i) for a portfolio of properties located throughout the United States (the “Regional Lease”), (ii) for Caesars Palace Las Vegas and Harrah’s Las Vegas (the “Las Vegas Lease”), and (iii) for Harrah’s Joliet Hotel & Casino (the “Joliet Lease”), (collectively, “VICI Leases”). The lease agreements, inclusive of all amendments, include (i) a 15-year initial term with four five-year renewal options, (ii) annual fixed rent payments of $1.1 billion, subject to annual escalation provisions based on the Consumer Price Index (“CPI”) and a 2% floor which commenced in lease year two of the initial terms and (iii) a variable element based on net revenues of the underlying leased properties, commencing in lease year eight of the initial term.

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
CEI leases certain real property assets from GLPI under the Master Lease (as amended, the “GLPI Master Lease”). The GLPI Master Lease, encompassing a portfolio of properties within the United States, provides for the lease of land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements relating to the operation of the leased properties. The GLPI Master Lease, inclusive of all amendments, provides for (i) an initial term of 20 years (through September 2038), with four five-year renewals at the Company’s option, (ii) annual land and building base rent of $24 million and $63 million, respectively, (iii) escalating provisions of building base rent equal to 101.25% of the rent for the preceding year for lease years five and six, 101.75% for lease years seven and eight and 102% for each lease year thereafter and (iv) relief from the operating, capital expenditure and financial covenants in the event of involuntary closures. The GLPI Master Lease does not provide the Company with an option to purchase the leased property or the ability to terminate its obligations under the GLPI Master Lease prior to its expiration without GLPI’s consent.
The Lumière Lease was entered into by the Company and GLPI, whereby the Company sold the real estate underlying Horseshoe St. Louis, formerly known as Lumière, to GLPI and leased back the property under a long-term financing obligation. The Lumière Lease, inclusive of all amendments, provides for (i) an initial term commencing on September 29, 2020 and ending on October 31, 2033, (ii) four five-year renewal options, (iii) annual rent payments of $23 million, (iv) escalation provisions commencing in lease year two equal to 101.25% of the rent for the preceding year for lease years two through five, 101.75% for lease years six and seven and 102% for each lease year thereafter, (v) maintaining a minimum of 1.20:1 adjusted revenue to rent ratio and (vi) certain relief under the financial covenant in the event of involuntary closures.
The Company continues to reflect the real estate assets related to the failed sale-lease back transactions on the Balance Sheets in Property and equipment, net as if the Company was the legal owner, and continues to recognize depreciation expense over their estimated useful lives.
The future minimum payments related to the GLPI Leases, including the Lumière Lease, and VICI Leases financing obligation, as amended, at December 31, 2022 were as follows:

(In millions)	GLPI Leases	VICI Leases
2023	$111	$1,166
2024	112	1,188
2025	113	1,204
2026	115	1,221
2027	117	1,242
Thereafter	4,487	44,616
Total future payments	5,055	50,637
Less: Amounts representing interest	(4,050)	(40,236)
Plus: Residual values	240	893
Financing obligation	$1,245	$11,294

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Cash payments made relating to our long-term financing obligations during the years ended December 31, 2022, 2021 and 2020 were as follows:

	GLPI Leases (a)			VICI Leases (a)
	December 31,			December 31,
(In millions)	2022	2021	2020	2022	2021	2020
Cash paid for principal	$—	$—	$—	$1	$1	$49
Cash paid for interest	110	109	93	1,095	983	472
____________________
(a)For the initial periods of the VICI and GLPI Leases, cash payments are less than the interest expense recognized, which causes the failed-sale leaseback obligation to increase during the initial years of the lease term.
Lease Covenants
The GLPI Leases and VICI Leases contain certain covenants requiring minimum capital expenditures based on a percentage of net revenues along with maintaining certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 2022.
Lessor Arrangements
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the years ended December 31, 2022, 2021 and 2020, we recognized $2.0 billion, $1.6 billion and $450 million, respectively, in lease revenue related to lodging arrangements, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Other revenue in the Statement of Operations, and during the years ended December 31, 2022, 2021 and 2020, we recognized $34 million, $7 million and $3 million, respectively, in lease revenue related to conventions.
Real Estate Operating Leases
We enter into long-term real estate leasing arrangements with third-party lessees at our properties. As of December 31, 2022, the remaining terms of these operating leases ranged from 1 to 83 years, some of which include options to extend the lease term for up to five years. In addition to minimum rental commitments, certain of our operating leases provide for contingent payments including contingent rentals based on a percentage of revenues in excess of specified amounts and reimbursements for common area maintenance and utilities charges. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. In addition, to maintain the value of our leased assets, certain leases include specific maintenance requirements of the lessees or maintenance is performed by the Company on behalf of the lessees. During the years ended December 31, 2022, 2021 and 2020, we recognized $168 million, $149 million and $41 million, respectively, of real estate lease revenue, which is included in Other revenue in the Statement of Operations. Real estate lease revenue includes $64 million, $45 million and $13 million, respectively, of variable rental income for the years ended December 31, 2022, 2021 and 2020.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of Lease Receivables
(In millions)	Operating Leases
2023	$73
2024	66
2025	60
2026	58
2027	52
Thereafter	703
Total	$1,012
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
COVID-19 Insurance Claims
The COVID-19 public health emergency had a significant impact on the Company’s business and employees, as well as the communities where the Company operates and serves. The Company purchased broad property insurance coverage to protect against “all risk of physical loss or damage” and resulting business interruption, unless specifically excluded by policies. The Company submitted claims for losses incurred as a result of the COVID-19 public health emergency which exceed $2 billion. The insurance carriers under the Company’s insurance policies have asserted that the policies do not cover losses incurred by the Company as a result of the COVID-19 public health emergency and have refused to make payments under the applicable policies. Therefore, on March 19, 2021, the Company filed a lawsuit against its insurance carriers in the state court in Clark County, Nevada. On June 8, 2021, the Company filed an amended complaint. Litigation is proceeding and there can be no assurance as to the outcome of the litigation.
Contractual Commitments
Capital Commitments
Harrah’s New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board, entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation and the City entered into a Second Amended and Restated Lease Agreement. Based on these amendments related to Harrah’s New Orleans, the Company is required to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. The capital investment will include a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340 room hotel tower as part of the project to rebrand the property to Caesars New Orleans. As of December 31, 2022, total capital expenditures on the project have been $112 million.
Atlantic City
As required by the New Jersey Gaming Control Board in connection with its approval of the Merger, we funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. This amount is currently included in restricted cash in Other assets, net. As of December 31, 2022 and 2021, our restricted cash balance in the escrow account was $118 million and $297 million, respectively, for future capital expenditures in New Jersey.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, and advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Additionally, a selection of such partnerships provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. In connection with the launch of the Caesars Sportsbook app, we entered into a significant marketing campaign with distinguished actors, former athletes and other media personalities. As of December 31, 2022 and 2021, obligations related to these agreements were $898 million and $997 million, respectively, which include obligations assumed in the William Hill Acquisition, with contracts extending through 2040. These obligations include leasing of event suites that are generally considered short term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. Our total estimated self-insurance liability was $203 million and $221 million as of December 31, 2022 and 2021, respectively, which is included in Accrued other liabilities on our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.
Contingencies
Weather Disruption - Lake Charles
On August 27, 2020, Hurricane Laura made landfall on Lake Charles as a Category 4 storm severely damaging the Isle of Capri Casino Lake Charles (“Lake Charles”). During the year ended December 31, 2022, the Company reached a final settlement agreement with the insurance carriers for a total amount of $128 million, before our insurance deductible of $25 million. The Company has received a total of $103 million related to damaged fixed assets, remediation costs and business interruption.
The Company recorded gains of $38 million and $21 million during the years ended December 31, 2022 and 2021, respectively, which are included in Transaction and other costs, net in our Statements of Operations, as proceeds received for the cost to replace damaged property were in excess of respective carrying value of the assets. The construction of our new land-based casino, Horseshoe Lake Charles, was completed and reopened in December 2022.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 12. Long-Term Debt

	December 31, 2022				December 31, 2021
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
Baltimore Revolving Credit Facility	2023	variable	$—	$—	$—
Baltimore Term Loan	2024	variable	267	262	275
CRC Term Loan (a)	2024	variable	3,415	3,243	4,190
CRC Incremental Term Loan (a)	2025	variable	1,004	972	1,705
CEI Revolving Credit Facility	2028	variable	—	—	—
CEI Term Loan A	2028	variable	750	747	—
CRC Senior Secured Notes	2025	5.75%	989	979	985
CEI Senior Secured Notes	2025	6.25%	3,400	3,360	3,346
Convention Center Mortgage Loan	2025	8.01%	400	400	399
Unsecured Debt
CEI Senior Notes due 2027	2027	8.125%	1,611	1,589	1,673
CEI Senior Notes due 2029	2029	4.625%	1,200	1,186	1,183
Special Improvement District Bonds	2037	4.30%	47	47	49
Long-term notes and other payables			2	2	2
Total debt			13,085	12,787	13,807
Current portion of long-term debt			(108)	(108)	(70)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(20)	(15)
Long-term debt			$12,977	$12,659	$13,722

Unamortized discounts and deferred finance charges				$318	$531
Fair value			$12,675
____________________
(a)Refer to “Subsequent Amendment to the CEI Credit Agreement and issuance of New Senior Secured Notes” for a discussion of the repayment of these term loans.

Annual Estimated Debt Service Requirements
	Years Ended December 31,
(In millions)	2023	2024 (a)	2025 (a)	2026	2027	Thereafter (a)	Total
Annual maturities of long-term debt	$108	$3,690	$5,797	$40	$1,651	$1,799	$13,085
Estimated interest payments	920	830	560	220	220	120	2,870
Total debt service obligation (b)	$1,028	$4,520	$6,357	$260	$1,871	$1,919	$15,955
____________________
(a)Maturities of $3.4 billion in 2024 and $1.0 billion in 2025 were repaid with the net proceeds of the $2.5 billion CEI Term Loan B and the $2.0 billion CEI Senior Secured Notes, due 2030. See “Subsequent Amendment to the CEI Credit Agreement and issuance of New Senior Secured Notes” below.
(b)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking LIBOR and SOFR curve, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2022 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months. The Company may, from time to time, seek to repurchase its outstanding indebtedness. Any such purchases may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
Debt Discounts or Premiums and Deferred Finance Charges
Debt discounts or premiums and deferred finance charges incurred in connection with the issuance of debt are amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts are written off and included in our gain or loss calculations to the extent we extinguish debt prior to the original maturity or payment dates.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $139 million, $177 million and $80 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of December 31, 2022 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Terms of Outstanding Debt
Baltimore Term Loan and Baltimore Revolving Credit Facility
As a result of the increased ownership interest in Horseshoe Baltimore, the Company began to consolidate the aggregate principal amount of Horseshoe Baltimore’s senior secured term loan facility (the “Baltimore Term Loan”) and amount outstanding, if any, under Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”). The Baltimore Term Loan matures in July 2024 and is subject to a variable rate of interest calculated as LIBOR plus 4.00%. The Baltimore Revolving Credit Facility has borrowing capacity of up to $10 million, subject to a variable rate of interest calculated as Term SOFR plus 4.00% subject to one 0.25% step-down based on senior secured leverage ratio, the ratio of first lien senior secured net debt to adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). On June 24, 2022, the Company entered into an amendment related to the Baltimore Revolving Credit Facility to extend the maturity date to July 7, 2023. As of December 31, 2022, there was $10 million of available borrowing capacity under the Baltimore Revolving Credit Facility. On November 14, 2022, the Company made partial prepayment of $10 million of the outstanding principal balance of the Baltimore Term Loan.
CRC Term Loans and CRC Revolving Credit Facility
The CRC Term Loan, the CRC Incremental Term Loan and the CRC Revolving Credit Facility were subject to the terms described below prior to termination or repayment. The CRC Revolving Credit Facility was terminated in October 2022 and on February 6, 2023, the Company repaid the CRC Term Loan and the CRC Incremental Term Loan with proceeds from a new CEI Term Loan B and new CEI Senior Secured Notes, due 2030. See “Subsequent Amendment to the CEI Credit Agreement and issuance of New Senior Secured Notes” below.
CRC was party to a credit agreement, dated as of December 22, 2017 (as amended, the “CRC Credit Agreement”), which provided for a $1.0 billion five-year revolving credit facility (the “CRC Revolving Credit Facility”), an initial $4.7 billion seven-year senior secured term loan (the “CRC Term Loan”), and an incremental $1.8 billion five-year senior secured term loan that was incurred in connection with the Merger (the “CRC Incremental Term Loan”).
The CRC Term Loan had a maturity date in December 2024 and the CRC Incremental Term Loan had a maturity date in July 2025. The CRC Term Loan and the CRC Incremental Term Loan required scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount, with the balances due at maturity. The CRC Credit Agreement also included customary voluntary and mandatory prepayment provisions, subject to certain exceptions.
The CRC Revolving Credit Facility contained a maturity date in December 2022 and included a $400 million letter of credit sub-facility.
Borrowings under the CRC Credit Agreement were subject to interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the CRC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin shall be (a) with respect to the CRC Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan and (b) with respect to the CRC Incremental Term Loan, 3.50% per annum in the case of any LIBOR loan or 2.50% in the case of any base rate loan. The CRC Term Loan and the CRC Incremental Term Loan were LIBOR based loans as of December 31, 2022.
During the year ended December 31, 2022, the Company utilized and fully repaid borrowings on the CRC Revolving Credit Facility, prior to its termination. Additionally, the Company made several partial prepayments of outstanding principal of the CRC Term Loan utilizing operating cash flows totaling $300 million, excluding the prepayments resulting from the proceeds of the CEI Term Loan A described below, and recognized a related $16 million loss on the early extinguishment of debt during the year ended December 31, 2022.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Following the closing of the sale of William Hill International, the Company utilized the proceeds from the sale, as well as cash on hand to make partial prepayments totaling $755 million of the outstanding principal of the CRC Incremental Term Loan and recognized a $27 million loss on the early extinguishment of debt during the year ended December 31, 2022.
On October 5, 2022, in connection with the Third Amendment (as defined below) to the CEI Credit Agreement, the Company utilized the entire proceeds of a new $750 million CEI Term Loan A (as defined below) to make a partial prepayment of the outstanding principal of the CRC Term Loan, as well as terminate the CRC Revolving Credit Facility. As a result of the partial prepayment, the Company recognized a $41 million loss on the early extinguishment of debt. See below.
CEI Term Loan A and CEI Revolving Credit Facility
CEI is party to a credit agreement, dated as of July 20, 2020, with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, and certain banks and other financial institutions and lenders party thereto (the “CEI Credit Agreement”), which provided for a five-year CEI Revolving Credit Facility in an aggregate principal amount of $1.2 billion (the “CEI Revolving Credit Facility”). The CEI Revolving Credit Facility contained reserves of $190 million which are available only for certain permitted uses. On May 23, 2022, the Company obtained approval for a reduction of $150 million in required reserves. Prior to further amendment, described below, the CEI Revolving Credit Facility was scheduled to mature in July 2025 and included a letter of credit sub-facility of $250 million.
Prior to the Third Amendment (as defined below) of the CEI Credit Agreement on October 5, 2022, the interest rate per annum applicable under the CEI Revolving Credit Facility, at the Company’s option was either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin was 3.25% per annum in the case of any LIBOR loan and 2.25% per annum in the case of any base rate loan, subject to three 0.25% step-downs based on the Company’s net total leverage ratio.
Additionally, prior to the Third Amendment (as defined below) of the CEI Credit Agreement, the Company was required to pay a commitment fee in respect of any unused commitments under the CEI Revolving Credit Facility in the amount of 0.50% per annum, subject to a step-down to 0.375% per annum based upon the Company’s net total leverage ratio. The Company was also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee in an amount equal to 0.125% per annum of the daily stated amount of such letter of credit.
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
Borrowings under the Senior Credit Facilities bear interest at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the secured overnight financing rate (“SOFR”) for the applicable interest period plus an adjustment of 0.10% per annum (“Adjusted Term SOFR”), subject to a floor of 0% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Adjusted Term SOFR loan and 1.25% per annum in the case of any Base Rate loan, subject to three 0.25% step-downs based on the Company’s net total leverage ratio. In addition, on a quarterly basis, the Company is required to pay each lender under the Amended CEI Revolving Credit Facility a commitment fee in respect of any unused commitments under the Amended CEI Revolving Credit Facility in the amount of 0.35% per annum of the principal amount of the unused commitments of such lender, subject to three 0.05% step-downs based on the Company’s net total leverage ratio.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of December 31, 2022, the Company had $2.1 billion of available borrowing capacity under the Amended CEI Revolving Credit Facility, after consideration of $82 million in outstanding letters of credit, $48 million committed for regulatory purposes and the reserves described above.
Subsequent Amendment to the CEI Credit Agreement and issuance of New Senior Secured Notes
On February 6, 2023, the Company issued $2.0 billion in aggregate principal amount of 7.00% senior secured notes (the “CEI Senior Secured Notes due 2030”) pursuant to an indenture by and among the Company, the subsidiary guarantors party thereto from time to time, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2030 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2030 will mature in February 2030, with interest paid semi-annually on February 15 and August 15 of each year, commencing August 15, 2023.
Additionally, on February 6, 2023, Caesars entered into an Incremental Assumption Agreement No. 2 pursuant to which the Company incurred a new senior secured term loan facility in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B”) as a new term loan under the CEI Credit Agreement. The CEI Term Loan B requires scheduled quarterly amortization payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B bear interest at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the secured overnight financing rate for the applicable interest period plus an adjustment of 0.10% per annum (“Adjusted Term SOFR”), subject to a floor of 0.50% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 3.25% per annum in the case of any Adjusted Term SOFR loan and 2.25% per annum in the case of any Base Rate loan, subject to one 0.25% step-down based on the Company’s net total leverage ratio. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature in February 2030.
The net proceeds from the issuance of the CEI Senior Secured Notes due 2030 and the net proceeds from the CEI Term Loan B, were used to repay the outstanding principal balance, including accrued and unpaid interest, of both the CRC Term Loan and the CRC Incremental Term Loan. The remaining net proceeds were to be used to pay related fees, or for general corporate use. Upon the termination of the CRC Term Loan and the CRC Incremental Term Loan, the Company recorded a loss on extinguishment of debt of approximately $200 million.
CRC Senior Secured Notes due 2025
On July 6, 2020, Colt Merger Sub, Inc. (the “Escrow Issuer”) issued $1.0 billion in aggregate principal amount of 5.75% Senior Secured Notes due 2025 pursuant to an indenture, dated July 6, 2020 (the “CRC Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. In connection with the consummation of the Merger, CRC assumed the rights and obligations under the CRC Senior Secured Notes and the indenture governing such notes. The CRC Senior Secured Notes rank equally with all existing and future first priority lien obligations of CRC, CRC Finco, Inc. and the subsidiary guarantors. The CRC Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year. During the year ended December 31, 2022, the Company purchased a total of $11 million in principal amount of the CRC Senior Secured Notes.
CEI Senior Secured Notes due 2025
On July 6, 2020, the Escrow Issuer issued $3.4 billion in aggregate principal amount of 6.25% Senior Secured Notes due 2025 pursuant to an indenture dated July 6, 2020 (the “CEI Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. The Company assumed the rights and obligations under the CEI Senior Secured Notes and the indenture governing such notes on July 20, 2020. The CEI Senior Secured Notes rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes will mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year.
Convention Center Mortgage Loan
On September 18, 2020, the Company entered into a loan agreement with VICI to borrow a 5-year, $400 million Forum Convention Center mortgage loan (the “Mortgage Loan”). The Mortgage Loan bears interest at a rate of, initially, 7.7% per annum, which escalates annually on the anniversary of the closing date to a maximum interest rate of 8.3% per annum.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes due 2027”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The Company assumed the rights and obligations under the CEI Senior Notes due 2027 and the indenture governing such notes on July 20, 2020. The CEI Senior Notes due 2027 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2027 will mature on July 1, 2027 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year. During the year ended December 31, 2022, the Company purchased a total of $89 million in principal amount of the CEI Senior Notes due 2027.
CEI Senior Notes due 2029
On September 24, 2021, the Company issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029 (the “CEI Senior Notes due 2029”) pursuant to an indenture dated as of September 24, 2021 between the Company and U.S. Bank National Association, as Trustee. The CEI Senior Notes due 2029 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2029 will mature on October 15, 2029 with interest payable on April 15 and October 15 of each year, which began on April 15, 2022.

Summary of Debt and Revolving Credit Facility Cash Flows from Financing Activities in 2022
(In millions)	Proceeds	Repayments (a)
CRC Revolving Credit Facility	$750	$750
CEI Term Loan A	750	—
CEI Senior Notes due 2027	—	89
CRC Term Loan	—	1,097
CRC Incremental Term Loan	—	773
CRC Senior Secured Notes	—	11
Baltimore Term Loan	—	16
Special Improvement District Bonds	—	2
Total	$1,500	$2,738
____________________
(a)Includes contractually scheduled repayments as well as voluntary accelerated repayments.
Debt Covenant Compliance
The CRC Credit Agreement, the Senior Credit Facilities, the Baltimore Term Loan, the Baltimore Revolving Credit Facility and the indentures governing the CEI Senior Secured Notes, the CEI Senior Notes due 2027, the CEI Senior Notes due 2029, and the CRC Senior Secured Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
Following the Third Amendment, the Amended CEI Revolving Credit Facility and the CEI Term Loan A include a maximum net total leverage ratio financial covenant of 7.25:1 until December 31, 2024 and 6.50:1 from and after December 31, 2024. In addition, the Amended CEI Revolving Credit Facility and the CEI Term Loan A include a minimum fixed charge coverage ratio financial covenant of 1.75:1 until December 31, 2024 and 2.00:1 from and after December 31, 2024. From and after the repayment of the CEI Term Loan A, the financial covenants applicable to the Amended CEI Revolving Credit Facility will be tested solely to the extent that certain testing conditions are satisfied. The Baltimore Revolving Credit Facility includes a net senior secured leverage ratio financial covenant of 5.0:1. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.
As of December 31, 2022, the Company was in compliance with all of the applicable financial covenants described above.
Guarantees
The Senior Credit Facilities, the CEI Senior Secured Notes and the CEI Senior Secured Notes are guaranteed on a senior secured basis by each existing and future material wholly-owned domestic subsidiary of the Company (subject to certain exceptions including CRC and its subsidiaries) and are secured by substantially all of the existing and future property and assets of the Company and its subsidiary guarantors (subject to certain exceptions). The CEI Senior Notes due 2027 and the CEI Senior Notes due 2029 are guaranteed on a senior unsecured basis by such subsidiaries.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The CRC Credit Agreement and the CRC Senior Secured Notes are guaranteed on a senior secured basis by each existing and future material wholly-owned domestic subsidiary of CRC (subject to certain exceptions) and are secured by substantially all of the existing and future property and assets of CRC and its subsidiary guarantors (subject to certain exceptions). The CRC Credit Agreement and the CRC Senior Secured Notes are also guaranteed on a senior unsecured basis by the Company.
Note 13. Revenue Recognition
Accounting Policies
Casino Revenues
Our casino revenues consists of gaming wagers, pari-mutuel commissions, sports betting and iGaming wagers. The Company recognizes as casino revenue the net win from these gaming activities, which is the difference between gaming wins and losses, not the total amount wagered. Progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of free bets, free play, matched deposits, and other similar incentives to its customers. During significant promotional periods, such as entering new jurisdictions with our Caesars Sportsbook or Caesars Racebook apps, such activity could result in negative net gaming revenue. Such periods are not expected to be long in duration as our level of investment during these promotional periods is within our discretion. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing of simulcast signals from other race tracks and are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other race tracks at the time wagers are made, which are recorded on a gross basis. Such fees are based upon a predetermined percentage of handle as contracted with the other race tracks.
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

	Year Ended December 31, 2022
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$1,247	$4,291	$462	$—	$(3)	$5,997
Food and beverage	1,063	533	—	—	—	1,596
Hotel	1,341	616	—	—	—	1,957
Other	636	264	86	282	3	1,271
Net revenues	$4,287	$5,704	$548	$282	$—	$10,821

	Year Ended December 31, 2021
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$1,226	$4,305	$296	$—	$—	$5,827
Food and beverage	702	438	—	—	—	1,140
Hotel	968	583	—	—	—	1,551
Other	513	211	41	278	9	1,052
Net revenues	$3,409	$5,537	$337	$278	$9	$9,570

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2020
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$319	$2,079	$84	$—	$—	$2,482
Food and beverage	130	211	—	1	—	342
Hotel	186	264	—	—	—	450
Other	116	106	11	106	15	354
Net revenues	$751	$2,660	$95	$107	$15	$3,628
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
Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. Management believes that as of December 31, 2022 and 2021, no significant concentrations of credit risk related to receivables existed.
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

Accounts Receivable, Net
	December 31,
(In millions)	2022	2021
Casino	$259	$168
Food and beverage and hotel	144	100
Other	208	204
Accounts receivable, net	$611	$472

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for Doubtful Accounts
(In millions)	Contracts	Other (a)	Total
Balance as of January 1, 2020	$4	$1	$5
Former Caesars consolidation	95	35	130
Provision for doubtful accounts	18	11	29
Write-offs less recoveries	3	(29)	(26)
Balance as of December 31, 2020	120	18	138
Provision for doubtful accounts	16	10	26
Write-offs less recoveries	(26)	(8)	(34)
Balance as of December 31, 2021	110	20	130
Provision for doubtful accounts	13	12	25
Write-offs less recoveries	(22)	(15)	(37)
Balance as of December 31, 2022	$101	$17	$118
____________________
(a)“Other” includes allowance associated with lease receivables under ASC 842. See Note 10 for further details.
Contract and Contract Related Liabilities
The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by a customer,(2) Caesars Rewards player loyalty program obligations, which represent the deferred allocation of revenue relating to reward credits granted to Caesars Rewards members based on certain types of customer spend, including online and retail gaming, hotel, dining, retail shopping, and player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which primarily represents funds deposited by customers related to gaming play, advance payments received for goods and services yet to be provided (such as advance ticket sales, deposits on rooms and convention space, unpaid wagers, iGaming deposits, or future sports bets). These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within accrued other liabilities on the Company’s Balance Sheets. Liabilities expected to be recognized as revenue beyond one year of being purchased, earned, or deposited are recorded within other long-term liabilities on the Company’s Balance Sheets.
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
Caesars Rewards Loyalty Program
Caesars Rewards grants Reward Credits to Caesars Rewards Members based on various types of consumer spend, including online and retail gaming, hotel, dining, and retail shopping at Caesars-affiliated properties. Members may redeem Reward Credits for complimentary or discounted goods and services such as rooms, food and beverages, merchandise, free play, entertainment, and travel accommodations. Members are able to accumulate Reward Credits over time that they may redeem at their discretion under the terms of the program. A member’s Reward Credit balance is forfeited if the member does not earn at least one Reward Credit during a continuous six-month period.
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
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2022	2021	2022	2021	2022	2021
Balance at January 1	$48	$34	$91	$94	$560	$310
Balance at December 31	45	48	87	91	693	560
Increase (decrease)	$(3)	$14	$(4)	$(3)	$133	$250
The table above excludes liabilities related to assets held for sale as of December 31, 2021 (see Note 4). Customer deposits and other deferred revenues have increased primarily due to our expansion in the Caesars Digital segment with the legalization of retail and online sports betting in new states.
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
The Company’s revenues included complimentaries and loyalty point redemptions totaling $1.2 billion, $1.0 billion and $406 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations during the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Net loss from continuing operations attributable to Caesars, net of income taxes	$(513)	$(989)	$(1,737)
Discontinued operations, net of income taxes	(386)	(30)	(20)
Net loss attributable to Caesars	$(899)	$(1,019)	$(1,757)
Shares outstanding:
Weighted average shares outstanding – basic	214	211	130
Effect of dilutive securities:
Stock-based compensation awards	—	—	—
Weighted average shares outstanding – diluted	214	211	130

Basic loss per share from continuing operations	$(2.39)	$(4.69)	$(13.35)
Basic loss per share from discontinued operations	(1.80)	(0.14)	(0.15)
Net loss per common share attributable to common stockholders – basic:	$(4.19)	$(4.83)	$(13.50)

Diluted loss per share from continuing operations	$(2.39)	$(4.69)	$(13.35)
Diluted loss per share from discontinued operations	(1.80)	(0.14)	(0.15)
Net loss per common share attributable to common stockholders – diluted:	$(4.19)	$(4.83)	$(13.50)

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS
	Years Ended December 31,
(In millions)	2022	2021	2020
Stock-based compensation awards	3	3	9
5% Convertible notes	—	—	4
Total anti-dilutive common stock	3	3	13
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
Performance Incentive Plans
In 2015, the Board of Directors (“Board”) adopted, and the Company’s stockholders approved, the 2015 Equity Incentive Plan (“2015 Plan”). In 2019, the Company’s Board approved, and the Company’s stockholders approved, the amended and restated 2015 Plan. The amendment to the 2015 Plan allows for 3 million shares available for grant, plus the number of shares available for issuance under the 2015 Plan on the date the Company’s stockholders approved the amendment. As of December 31, 2022, the Company had 5 million shares available for grant under the 2015 Plan.
Equity awards granted to employees and executive officers generally vest within one to three years from the grant date either ratably on each anniversary, or entirely at the end of the service period. Awards may also contain performance conditions in addition to time based vesting conditions. Performance awards relate to the achievement of defined levels of performance and will vest and become payable at the end of the vesting period. Performance awards may contain targeted performance levels, which may ultimately vest within a range of 0% to 200% of the target award, based on defined operating metrics or market performance as compared to a peer group. RSUs granted to non-employee directors generally vest immediately and are issued on the vesting date, or may be deferred.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Total stock-based compensation expense in the accompanying Statements of Operations was $101 million, $82 million and $79 million during the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in corporate expenses and, in the case of certain property positions, general and administrative expenses in the Company’s Statements of Operations.
Restricted Stock Unit Activity
During the year ended December 31, 2022, as part of the annual incentive program, the Company granted RSUs to employees of the Company with an aggregate fair value of $56 million. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
A summary of the RSUs activity for the year ended December 31, 2022 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value (a)
Unvested outstanding as of December 31, 2021	2,090,607	$61.47
Granted (b)	773,778	70.58
Vested	(907,764)	55.88
Forfeited	(93,140)	67.12
Unvested outstanding as of December 31, 2022	1,863,481	66.87
____________________
(a)Represents the weighted-average grant date fair value of RSUs, which is the share price of our common stock on the grant date.
(b)Included are 23,956 RSUs granted to non-employee members of the Board during the year ended December 31, 2022.
Performance Stock Unit Activity
During the year ended December 31, 2022, the Company granted approximately 80 thousand PSUs that are scheduled to vest over a period of one to three years from the grant date. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance conditions. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached. The aggregate value of PSUs granted during the year was $3 million as of December 31, 2022.
A summary of the PSUs activity for the year ended December 31, 2022 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value (a)
Unvested outstanding as of December 31, 2021	417,069	$62.20
Granted	80,420	41.60
Performance Adjustment	80,030
Vested	(191,279)	45.39
Forfeited	(3,083)	53.60
Unvested outstanding as of December 31, 2022	383,157	51.73
____________________
(a)This represents the weighted-average grant date fair value for PSUs where the grant date has been achieved or the price of our common stock as of the balance sheet date for PSUs where a grant date has not been achieved.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Market-Based Stock Unit Activity
During the year ended December 31, 2022, the Company granted approximately 428 thousand MSUs that are scheduled to cliff vest over a period of one to three years from the grant date. On the vesting date, recipients will receive between 0% and 200% of the granted MSUs in the form of Company Common Stock based on the achievement of specified market and service conditions. Based on the terms and conditions of the awards, the grant date fair value of the MSUs was determined using a Monte Carlo simulation model. Key assumptions for the Monte Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. Included in the MSUs granted during the period is an award for the Company’s CEO in the amount of 225,000 MSUs, with a grant date fair value of $16 million which is eligible to be earned based on the achievement of certain stock prices over a three-year period. The stock-based compensation expense associated with this award was recognized over the derived service period ending December 31, 2022. The aggregate value of MSUs granted during the year ended December 31, 2022 was $36 million.
A summary of the MSUs activity for the year ended December 31, 2022 is presented in the following table:

	Units	Weighted- Average Fair Value (a)
Unvested outstanding as of December 31, 2021	381,923	$77.09
Granted	428,153	82.96
Performance Adjustment	56,591
Vested	(117,149)	37.88
Forfeited	(7,715)	102.76
Unvested outstanding as of December 31, 2022	741,803	83.24
____________________
(a)Represents the grant date fair value determined using a Monte Carlo simulation model.

Stock Option Activity
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	43,905	$20.69	1.05	$3
Exercised	(43,384)	20.63
Expired	(433)	26.65
Outstanding as of December 31, 2022	88	30.63	0.14	—
Vested and expected to vest as of December 31, 2022	88	30.63	0.14	—
Exercisable as of December 31, 2022	88	30.63	0.14	—

Stock Option Exercises
	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Option Exercises:
Number of options exercised	43,384	114,884	70,608
Cash received for options exercised	$1	$3	$1
Aggregate intrinsic value of options exercised	$2	$9	$5
Unrecognized Compensation Cost
As of December 31, 2022, the Company had $92 million of unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 1.2 years.
Common Stock
On June 19, 2020, the Company completed the public offering of 20,700,000 shares (including the shares sold pursuant to the underwriters’ overallotment option) of Company Common Stock, at an offering price of $39.00 per share, which provided $772 million of proceeds, net of fees and estimated expenses of $35 million.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On October 1, 2020, the Company completed the public offering of 35,650,000 shares (including the shares sold pursuant to the underwriters’ overallotment option) of Company Common Stock, at an offering price of $56.00 per share, which provided $1.9 billion of proceeds, net of fees and estimated expenses of $50 million.
On June 17, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 500 million.
Preferred Stock
On June 17, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to authorize the issuance of up to 150 million shares of preferred stock.
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
As of December 31, 2022, the Company has acquired 223,823 shares of common stock at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the years ended December 31, 2022 or 2021.
Note 16. Employee Benefit Plans
401(k) Plans
The Company offers several savings and retirement plans to substantially all employees who are not covered by collective bargaining agreements, who meet certain eligibility requirements, namely terms of service. All existing savings and retirement plans merged into the Caesars Entertainment, Inc. 401(k) Plan. Under the 401(k) plan, the Company matches contributions equal to 50% of the first 6% as outlined per plan documents.
The Company’s matching contribution expense totaled $29 million, $27 million and $11 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Defined-Benefit Plans
Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. As of December 31, 2022, the fair value of the plan assets and benefit obligation was $1 million. The plan assets are comprised primarily of money market and mutual funds whose values are determined based on quoted market prices and are classified in Level 1 of the fair value hierarchy. We did not make cash contributions to the Scioto Downs pension plan during 2022, 2021 and 2020.
In addition, the Company also sponsors a defined-benefit plan for certain Tropicana Atlantic City employees under a Variable Annuity Pension Plan. As of December 31, 2022, the fair value of the plan assets was $21 million and benefit obligations was $15 million. Contributions to the plan were $2 million for the year ended December 31, 2022 and less than $1 million for the year ended December 31, 2021.
Deferred Compensation Plans
CEI assumed Former Caesars deferred compensation plans, the Caesars Entertainment Corporation Executive Supplemental Savings Plan III (“ESSP III”) and the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan. These plans are unfunded, non-qualified deferred compensation plans. Payment obligations pursuant to the plans are unsecured general obligations of the Company and affiliates of the Company employing participants in the ESSP III. The liability as of December 31, 2022 and 2021 was $2 million and $3 million, respectively, which was recorded in Other long-term liabilities on the Balance Sheets.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of December 31, 2022, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under: (i) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, (ii) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, (iii) the Park Place Entertainment Corporation Executive Deferred Compensation Plan, (iv) the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and (v) the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (collectively, the “existing deferred compensation plans”). These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes. Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts. The total liability recorded in Other long-term liabilities on the Balance Sheets for these plans was $33 million and $43 million as of December 31, 2022 and 2021, respectively.
Trust Assets
CEI is a party to a trust agreement (the “Trust Agreement”) and an escrow agreement with respect to all five of the existing deferred compensation plans (the “Escrow Agreement”), each structured as a so-called “rabbi trust” arrangement, which holds assets that may be used to satisfy obligations under the existing deferred compensation plans above. Amounts held pursuant to the Trust Agreement and the Escrow Agreement were $60 million and $87 million, respectively, as of December 31, 2022 and 2021 and have been reflected within Other assets, net on the Balance Sheets.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Multi-employer Pension Plan Participation
		Pension Protection Act Zone Status (a)		Contributions (In millions)
Pension Fund	EIN/Pension Plan Number	2022	FIP/RP Status (b)	2022	2021	2020	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (c)
Southern Nevada Culinary and Bartenders Pension Plan (d)(e)	88-6016617/001	Green	No	$24	$18	$5	No	May 31, 2023
Legacy Plan of the UNITE HERE Retirement Fund (d)(e)(f)	82-0994119/001	Red	Yes	9	9	4	No	Various up to May 31, 2026
Central Pension Fund of the IUOE & Participating Employers	36-6052390/001	Green	No	7	6	—	N/A	March 31, 2024
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	No	6	5	—	N/A	March 31, 2024
Local 68 Engineers Union Pension Plan (g)	51-0176618/001	Yellow	Yes	1	1	—	No	April 30, 2027
Painters IUPAT	52-6073909/001	Yellow	Yes	1	1	—	No	Various up to June 30, 2026
Other Funds				2	1	5
Total Contributions				$50	$41	$14
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
(d)The Company provided more than 5% of the total contributions for the plan year ended December 31, 2020.
(e)The Company provided more than 5% of the total contributions for the plan year ended December 31, 2021 and as of the date the financial statements were issued, Forms 5500 were not available for the 2022 plan year.
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
(g)Plan years begin July 1.
Note 17. Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2022, 2021 and 2020 are presented below.

Components of Income (Loss) Before Income Taxes	Years Ended December 31,
(In millions)	2022	2021	2020
United States	$(590)	$(1,272)	$(1,608)
Outside of the U.S.	25	3	2
	$(565)	$(1,269)	$(1,606)

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Tax Provision (Benefit)	Years Ended December 31,
(In millions)	2022	2021	2020
United States
Current
Federal	$—	$(1)	$(43)
State & Local	7	(2)	(24)
Deferred
Federal	(57)	(219)	208
State & Local	2	(106)	(11)
Outside of the U.S.
Current	7	2	2
Deferred	—	43	—
	$(41)	$(283)	$132

Allocation of Income Tax Provision (Benefit)	Years Ended December 31,
(In millions)	2022	2021	2020
Income tax provision (benefit) applicable to:
Income from operations	$(41)	$(283)	$132
Discontinued operations	(50)	19	(9)
Other comprehensive income	(30)	3	8
The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022, 2021 and 2020:

Effective Income Tax Rate Reconciliation	Years Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes	(0.2)%	4.2%	5.4%
Nondeductible compensation and benefits	(2.3)%	(0.2)%	(0.2)%
Goodwill disposition and impairment	(0.6)%	—%	(1.6)%
Transaction expenses	—%	—%	(0.5)%
Nondeductible convertible notes costs	—%	(3.3)%	(1.0)%
Decrease in uncertain tax positions	0.1%	0.4%	0.9%
Change in tax rates from change in tax law before valuation allowance	(15.3)%	(1.2)%	—%
Foreign taxes	(1.1)%	0.1%	1.0%
Deferred tax adjustment related to William Hill acquisition	(5.3)%	—%	—%
Minority interests	(0.5)%	—%	—%
Valuation allowance	9.8%	2.6%	(33.9)%
Tax credits	1.8%	0.4%	0.1%
Deferred tax recognition on life insurance	—%	(1.3)%	—%
Other	(0.2)%	(0.4)%	0.6%
Effective income tax rate	7.2%	22.3%	(8.2)%

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred taxes at December 31, 2022 and 2021 are as follows:

	As of December 31,
(In millions)	2022	2021
Deferred tax assets:
Loss carryforwards	$779	$1,006
Excess business interest expense	288	180
Credit carryforwards	126	114
Financing obligation	2,534	2,517
Long-term lease obligation	160	161
Other	272	330
	4,159	4,308
Deferred tax liabilities:
Identified intangibles	(803)	(1,111)
Foreign investment - held for sale	—	(139)
Fixed assets	(2,243)	(2,212)
Right-of-use assets	(128)	(131)
Other	(163)	(138)
	(3,337)	(3,731)
Valuation allowance	(1,809)	(1,840)
Net deferred tax liabilities	$(987)	$(1,263)
The net deferred tax liabilities above are presented in the Balance Sheets as follows:

	As of December 31,
(In millions)	2022	2021
Deferred income taxes	$(987)	$(1,111)
Assets held for sale	—	7
Liabilities related to assets held for sale	—	(159)
Net deferred tax liabilities	$(987)	$(1,263)
As a result of the Merger, the Company assumed $767 million of additional net deferred tax liabilities, net of valuation allowances, plus $24 million in additional accruals for uncertain tax positions including accrued interest. As a result of the William Hill Acquisition, the Company assumed $381 million of additional net deferred tax liabilities net of valuation allowances, plus $34 million in additional accruals for uncertain tax positions including accrued interest. Of the deferred tax liabilities and uncertain tax positions recorded due to the William Hill Acquisition, $132 million and $34 million, respectively, have been presented in Liabilities related to assets held for sale.
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
As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $1.9 billion and $9.2 billion, respectively and federal general business tax credit and research tax credit carryforwards of $129 million, which will expire on various dates as follows:

Year of Expiration	Net Operating Losses		Tax Credits
(In millions)	Federal	States	Federal
2023-2027	—	530	—
2028-2032	914	1,376	39
2033-2042	589	5,030	90
Do not expire	437	2,219	—
	$1,940	$9,155	$129

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

Reconciliation of Unrecognized Tax Benefits	Years Ended December 31,
(In millions)	2022	2021	2020
Balance as of beginning of year	$157	$137	$—
Acquisition of Caesars Entertainment Corporation	—	—	152
Acquisition of William Hill	—	32	—
Sale of William Hill International	(24)	—	—
Additions based on tax positions related to the current year	3	4	—
Additions for tax positions of prior years	1	5	1
Reductions for tax positions for prior years	(8)	(8)	—
Settlements	—	—	(4)
Expiration of statutes	(1)	(13)	(12)
Balance as of end of year	$128	$157	$137
We classify reserves for tax uncertainties within Other long-term liabilities in our Balance Sheets, separate from any related income tax payable or Deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
We accrue interest and penalties related to unrecognized tax benefits in income tax expense. During 2022, we decreased our accrual by $29 million, primarily due to the sale of William Hill International. During 2021, we increased our accrual by $20 million, primarily due to the William Hill Acquisition. During 2020, we increased our accrual by $137 million, primarily as a result of the Merger. There was no accrual for the payment of interest and penalties as of December 31, 2022 and an accrual of $2 million as of December 31, 2021. Included in the balances of unrecognized tax benefits as of December 31, 2022 and December 31, 2021 was $115 million and $117 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
The Company, including its subsidiaries, files tax returns with federal, state and foreign jurisdictions. The Company does not have tax sharing agreements with the other members within the consolidated group. With few exceptions, the Company is no longer subject to US federal or state and local tax assessments by tax authorities for years before 2019. We believe that it is reasonably possible that the unrecognized tax benefits liability will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
Note 18. Related Parties
REI
As of December 31, 2022, Recreational Enterprises, Inc. (“REI”) owned approximately 4.0% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its Vice President of Player Development, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. For each of the years ended December 31, 2022, 2021 and 2020, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives and the CSY Lease listed below.
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations through the term of the lease. As of December 31, 2022 and 2021 there were no amounts due to or from CSY.

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
Transactions with NeoGames
The Company held an interest in NeoGames (see Note 5). NeoGames provides the player account management system to our wholly-owned Liberty platform. We have a dedicated team of programmers at NeoGames working on enhancements to our player account management system on our behalf, for which NeoGames is compensated under a services agreement.
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
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of December 31, 2022:

Las Vegas	Regional		Managed and Branded
Caesars Palace Las Vegas	Caesars Atlantic City	Horseshoe Black Hawk (a)	Managed
The Cromwell	Circus Circus Reno	Horseshoe Bossier City	Harrah’s Ak-Chin
Flamingo Las Vegas	Eldorado Gaming Scioto Downs	Horseshoe Council Bluffs	Harrah’s Cherokee
Harrah’s Las Vegas	Eldorado Resort Casino Reno	Horseshoe Hammond	Harrah’s Cherokee Valley River
Horseshoe Las Vegas (a)	Grand Victoria Casino	Horseshoe Indianapolis (a)	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Harrah’s Atlantic City	Horseshoe Lake Charles (b)	Caesars Windsor
Paris Las Vegas	Harrah’s Council Bluffs	Horseshoe St. Louis (a)	Caesars Dubai
Planet Hollywood Resort & Casino	Harrah’s Gulf Coast	Horseshoe Tunica	Branded
Rio All-Suite Hotel & Casino	Harrah’s Hoosier Park Racing & Casino	Isle Casino Bettendorf	Caesars Southern Indiana
	Harrah’s Joliet	Isle of Capri Casino Boonville	Harrah’s Northern California
Caesars Digital	Harrah’s Lake Tahoe	Isle of Capri Casino Lula
Caesars Digital	Harrah’s Laughlin	Isle Casino Waterloo
	Harrah’s Metropolis	Lady Luck Casino - Black Hawk
	Harrah’s New Orleans	Silver Legacy Resort Casino
	Harrah’s North Kansas City	Trop Casino Greenville
	Harrah’s Philadelphia	Tropicana Atlantic City
	Harrah’s Pompano Beach (a)	Tropicana Laughlin Hotel & Casino
Harveys Lake Tahoe
Horseshoe Baltimore
___________________
(a)During the year ended December 31, 2022, Bally’s Las Vegas was rebranded as Horseshoe Las Vegas, Isle Casino Hotel - Black Hawk was rebranded as Horseshoe Black Hawk, Indiana Grand was rebranded as Horseshoe Indianapolis, Isle Casino Racing Pompano Park was rebranded as Harrah’s Pompano Beach, and Lumière Place Casino was rebranded as Horseshoe St. Louis.
(b)Isle of Capri Casino Hotel Lake Charles temporarily closed at the end of August 2020 due to damage from Hurricane Laura and reopened in December 2022 as Horseshoe Lake Charles, the new land-based casino.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Certain of our properties operate off-track betting locations, including Harrah’s Hoosier Park Racing & Casino, which operates Winner’s Circle Indianapolis and Winner’s Circle New Haven; and Horseshoe Indianapolis (formerly “Indiana Grand”), which operates Winner’s Circle Clarksville. The LINQ Promenade is an open-air dining, entertainment, and retail promenade located on the east side of the Las Vegas Strip next to The LINQ Hotel & Casino that features the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction. We also own the CAESARS FORUM conference center, which is a 550,000 square feet conference center with 300,000 square feet of flexible meeting space, two of the largest pillarless ballrooms in the world and direct access to the LINQ.
“Corporate and Other” includes certain unallocated corporate overhead costs and other adjustments, including eliminations of transactions among segments, to reconcile to the Company’s consolidated results.
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other.

	Years Ended December 31,
(In millions)	2022	2021	2020
Las Vegas:
Net revenues	$4,287	$3,409	$751
Adjusted EBITDA	1,964	1,568	133
Regional:
Net revenues	5,704	5,537	2,660
Adjusted EBITDA	1,985	1,979	711
Caesars Digital:
Net revenues	548	337	95
Adjusted EBITDA	(666)	(476)	26
Managed and Branded:
Net revenues	282	278	107
Adjusted EBITDA	84	87	25
Corporate and Other:
Net revenues	—	9	15
Adjusted EBITDA	(124)	(168)	(101)
Reconciliation of Net Income (Loss) Attributable to Caesars to Adjusted EBITDA by Segment
Adjusted EBITDA is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less certain operating expenses and is comprised of net income (loss) before (i) interest income and interest expense, net of interest capitalized, (ii) income tax (benefit) provision, (iii) depreciation and amortization, and (iv) certain items that we do not consider indicative of our ongoing operating performance at an operating property level.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
(In millions)	2022	2021	2020
Net loss attributable to Caesars	$(899)	$(1,019)	$(1,757)
Net income (loss) attributable to noncontrolling interests	(11)	3	(1)
Net loss from discontinued operations	386	30	20
(Benefit) provision for income taxes	(41)	(283)	132
Other (income) loss (a)	(46)	198	(176)
Loss on extinguishment of debt	85	236	197
Interest expense, net	2,265	2,295	1,202
Depreciation and amortization	1,205	1,126	583
Impairment charges	108	102	215
Transaction costs and other (b)	90	220	300
Stock-based compensation expense	101	82	79
Adjusted EBITDA	$3,243	$2,990	$794

Adjusted EBITDA by Segment:
Las Vegas	$1,964	$1,568	$133
Regional	1,985	1,979	711
Caesars Digital	(666)	(476)	26
Managed and Branded	84	87	25
Corporate and Other	(124)	(168)	(101)
____________________
(a)Other (income) loss primarily includes the net changes in fair value of (i) investments held by the Company (ii) foreign exchange forward contracts (iii) the disputed claims liability related to Former Caesars’ bankruptcy prior to the Merger, and (iv) the derivative liability related to the 5% Convertible Notes, which were fully converted during the year ended December 31, 2021, and the change in the foreign exchange rate associated with restricted cash held in GBP associated with our acquisition of William Hill.
(b)Transaction costs and other primarily includes costs related to the William Hill Acquisition, the Merger, various contract or license termination exit costs, professional services for integration activities and non-cash changes in equity method investments partially offset by gains resulting from insurance proceeds received in excess of the respective carrying value of the assets damaged at Lake Charles by Hurricane Laura.

Capital Expenditures, Net - By Segment
	Years Ended December 31,
(In millions)	2022	2021	2020
Las Vegas	$165	$85	$32
Regional	597	327	104
Caesars Digital	106	67	—
Corporate and Other	84	39	33
Total (a)	$952	$518	$169
____________________
(a)Includes capital expenditures associated with our discontinued operations, where applicable.

Total Assets - By Segment
	December 31,
(In millions)	2022	2021
Las Vegas	$23,547	$22,374
Regional	14,908	14,419
Caesars Digital	1,200	1,878
Managed and Branded (a)	140	3,527
Corporate and Other (b)	(6,268)	(4,167)
Total	$33,527	$38,031
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2022. Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures required by Rules 13a-15(e) and 15d-15(e) were effective as of December 31, 2022, at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with US GAAP.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated and assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K Annual Report based upon the framework set forth in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission. Based on their evaluation and assessment, they concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2022, which report follows below.
Changes in Internal Control Over Financial Reporting
As of December 31, 2022, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Caesars Entertainment, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Caesars Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements.
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
February 21, 2023

Item 9B.    Other Information
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than April 30, 2023, pursuant to Regulation 14A under the Securities Act.
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
Item 11.    Executive Compensation
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2023, pursuant to Regulation 14A under the Securities Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2023, pursuant to Regulation 14A under the Securities Act.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2023, pursuant to Regulation 14A under the Securities Act.
Item 14.    Principal Accounting Fees and Services
The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated herein by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2023, pursuant to Regulation 14A under the Securities Act.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(i) Financial Statements
Included in Part II (Item 8) of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
(a)(ii) Financial Statement Schedule
Schedule I—Condensed Financial Information of Registrant Parent Company Only as of December 31, 2022 and 2021 and for the Years Ended December 31, 2022, 2021 and 2020
We have omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.
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
Previously filed on Form 8-K filed on July 21, 2020.

4.4
Supplemental Indenture, dated as of June 4, 2021, to Indenture (6.25% CEI Senior Secured Notes due 2025), dated as of July 6, 2020, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent.
Filed herewith.

4.4	Indenture (8.125% CEI Senior Notes due 2027) dated as of July 6, 2020, by and between Colt Merger Sub, Inc. and U.S. Bank National Association, as trustee.	Previously filed on Form 8-K filed on July 7, 2020.

4.5
Supplemental Indenture, dated as of July 20, 2020, to Indenture (8.125% CEI Senior Notes due 2027), dated as of July 6, 2020, by and among Colt Merger Sub, Inc., Eldorado Resorts, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.
Previously filed on Form 8-K filed on July 21, 2020.

4.7
Supplemental Indenture, dated as of June 4, 2021, to Indenture (8.125% CEI Senior Notes due 2027), dated as of July 6, 2020, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.
Filed herewith.

4.6
Indenture (5.75% CRC Secured Notes due 2025) dated as of July 6, 2020, by and between Colt Merger Sub, Inc., U.S. Bank National Association, as trustee, and Credit Suisse AG, Cayman Islands Branch, as collateral agent.
Previously filed on Form 8-K filed on July 7, 2020.

4.7
Supplemental Indenture, dated as of July 20, 2020, to Indenture (5.75% CRC Secured Notes due 2025), dated as of July 6, 2020, by and among Colt Merger Sub, Inc., CRC Finco, Inc., Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, U.S. Bank National Association, as trustee, and Credit Suisse AG, Cayman Islands Branch, as collateral agent.
Previously filed on Form 8-K filed on July 21, 2020.

4.8
Second Supplemental Indenture, dated as of August 6, 2021, to Indenture (5.75% CRC Secured Notes due 2025), dated as of July 6, 2020, by and among Caesars Entertainment, Inc., CRC Finco, Inc., Caesars Resort Collection, LLC and U.S. Bank National Association, as trustee and collateral agent.
Previously filed on Form 8-K filed on August 10, 2021.

4.9	Indenture (4.625% CEI Senior Notes due 2029), dated as of September 24, 2021, by and between Caesars Entertainment, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.	Previously filed on Form 8-K filed on September 27, 2021.

4.10
First Supplemental Indenture, dated as of October 4, 2022, to Indenture (4.625% CEI Senior Notes due 2029), by and among Caesars Entertainment, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.
Previously filed on Form 8-K filed on October 5, 2022.

10.1
Second Amendment to Lease (CPLV) (which includes a conformed copy of the Las Vegas Lease through the Second Amendment), dated as of July 20, 2020, by and among CPLV Property Owner LLC, Claudine Propco LLC, Propco TRS LLC, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas, LLC
Previously filed on Form 8-K filed on July 21, 2020.

10.2	Third Amendment to Lease, dated as of September 30, 2020, by and among CPLV Property Owner LLC, Claudine Propco LLC, Propco TRS LLC, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas, LLC.	Previously filed on Form 10-Q filed on November 9, 2020.

10.3	Fourth Amendment to Lease, dated as of November 18, 2020, by and among CPLV Property Owner LLC, Claudine Propco LLC, Propco TRS LLC, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas, LLC.	Previously filed on Form 10-K on March 1, 2021.

10.4	Fifth Amendment to Lease, dated as of September 3, 2021, by and among CPLV Property Owner LLC, Claudine Propco LLC, Propco TRS LLC, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas, LLC.	Previously filed on Form 10-Q on November 5, 2021.

Exhibit Number	Description of Exhibit	Method of Filing
10.5	Sixth Amendment to Lease, dated as of November 1, 2021, by and among CPLV Property Owner LLC, Claudine Propco LLC, Propco TRS LLC, Desert Palace LLC, CEOC, LLC and Harrah’s Las Vegas, LLC.	Previously filed on Form 10-K filed on February 24, 2022.

10.6	Guaranty, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., CPLV Property Owner LLC and Claudine Propco LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.7**
Fifth Amendment to Lease (Non-CPLV) (which includes a conformed copy of the Regional Lease through the Fifth Amendment), dated as of July 20, 2020, by and among the entities listed on Schedule A attached thereto, Harrah’s Atlantic City LLC, New Laughlin Owner LLC, Harrah’s New Orleans LLC, the entities listed on Schedule B attached thereto, Harrah’s Atlantic City Operating Company, LLC, Harrah’s Laughlin, LLC, Jazz Casino Company, L.L.C. and Propco TRS LLC.
Previously filed on Form 8-K filed on July 21, 2020.

10.8**	Sixth Amendment to Lease, dated as of September 30, 2020, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q filed on November 9, 2020.

10.9	Seventh Amendment to Lease, dated as of November 18, 2020, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-K on March 1, 2021.

10.10	Eighth Amendment to Lease, dated as of September 3, 2021, by and among the entities listed on Schedule A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q on November 5, 2021.

10.11	Ninth Amendment to Lease, dated as of November 1, 2021, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-K filed on February 24, 2022.

10.12	Tenth Amendment to Lease (Regional), dated as of December 30, 2021, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-K filed on February 24, 2022.

10.13	Eleventh Amendment to Lease, dated as of August 25, 2022, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q filed on November 2, 2022.

10.14	Guaranty of Lease, dated as of July 20, 2020, by and among Eldorado Resorts, Inc. and the entities listed on Schedule A thereto (Regional).	Previously filed on Form 8-K filed on July 21, 2020.

10.15**
Second Amendment to Lease (Joliet) (which includes a conformed copy of the Joliet Lease through the Second Amendment), dated as of July 20, 2020, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.
Previously filed on Form 8-K filed on July 21, 2020.

10.16**	Third Amendment to Lease, dated as of September 30, 2020,by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.	Previously filed on Form 10-Q filed on November 9, 2020.

10.17	Fourth Amendment to Lease, dated as of November 18, 2020, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.	Previously filed on Form10-K on March 1, 2021.

10.18	Fifth Amendment to Lease, dated as of September 3, 2021, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.	Previously filed on Form 10-Q on November 5, 2021

10.19	Sixth Amendment to Lease, dated as of November 1, 2021, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.	Previously filed on Form 10-K filed on February 24, 2022.

10.20	Guaranty, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and Harrah’s Joliet Landco LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.21*	Right of First Refusal Agreement, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Las Vegas Strip).	Previously filed on Form 8-K filed on July 21, 2020.

10.22	Right of First Refusal Agreement, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Horseshoe Baltimore).	Previously filed on Form 8-K filed on July 21, 2020.

10.23
Second Amendment to Golf Course Use Agreement, dated as of July 20, 2020, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC.
Previously filed on Form 8-K filed on July 21, 2020.

10.24*	Amended and Restated Put-Call Right Agreement, dated as of July 20, 2020, by and among Claudine Propco, LLC and Eastside Convention Center, LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.25*	Second Amended and Restated Put-Call Right Agreement entered into as of September 18, 2020 by and among Claudine Propco LLC and Caesars Convention Center Owner, LLC.	Previously filed on Form 8-K filed on September 18, 2020.

10.26*	Put-Call Right Agreement entered into as of July 20, 2020 by and between Centaur Propco LLC and Caesars Resort Collection, LLC.	Previously filed on Form 8-K filed on July 21, 2020.

Exhibit Number	Description of Exhibit	Method of Filing
10.27
First Amendment to Third Amended and Restated Omnibus License and Enterprise Services Agreement, dated as of July 20, 2020, by and among Caesars Enterprise Services, LLC, CEOC, LLC, Caesars Resort Collection, LLC, Caesars License Company, LLC and Caesars World LLC (including as Exhibit A thereto a conformed copy of the Third Amended and Restated Omnibus License and Enterprise Services Agreement, dated as of December 26, 2018, as amended).
Previously filed on Form 8-K filed by Caesars Holdings, Inc. on July 21, 2020.

10.28
Credit Agreement, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and U.S. Bank National Association, as collateral agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.29
Incremental Assumption Agreement No. 1, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.30	First Amendment to Credit Agreement, dated as of November 10, 2021, by and between Caesars Entertainment, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed on Form 8-K filed on November 10, 2021.

10.31	Second Amendment to Credit Agreement, dated as of January 26, 2022, by and between Caesars Entertainment, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed on Form 8-K filed on January 27, 2022.

10.32
Third Amendment to Credit Agreement, dated as of October 5, 2022, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on October 5, 2022.

10.33*
Incremental Assumption Agreement No. 2, dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on February 6, 2023.

10.34††
Credit Agreement, dated as of December 22, 2017, by and among Caesars Resort Collection, LLC, the other borrowers from time to time party thereto, the lenders party thereto, and Credit Suisse, AG, Cayman Islands Branch, as administrative agent and collateral agent.
Previously filed on Form 8-K filed by Caesars Holdings, Inc. on December 22, 2017.

10.35††
First Amendment to Credit Agreement, dated as of June 15, 2020, by and among Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed by Caesars Holdings, Inc. on June 15, 2020.

10.36††
Second Amendment to Credit Agreement, dated as of September 21, 2021, by and among Caesars Resort Collection, LLC, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed on September 27, 2021

10.37††
Incremental Assumption Agreement No. 1, dated as of July 20, 2020, by and among Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.38††
Incremental Assumption Agreement No. 2, dated as of July 20, 2020, by and among Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, the lender party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.39††	Guarantee Agreement, dated as of August 6, 2021, by Caesars Entertainment, Inc. in favor of U.S. Bank National Agent, as collateral agent.	Previously filed on Form 8-K filed on August 10, 2021.

10.40	Caesars Entertainment Corporation Amended and Restated Escrow Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on October 13, 2017.

10.41	Amended and Restated Casino Operating Contract, dated April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on April 6, 2020.

10.42
First Amendment to the Amended and Restated Casino Operating Contract, made and entered into as of April 9, 2020, and made effective as of April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.
Previously filed on Form 8-K/A filed by Caesars Holdings, Inc. on April 14, 2020.

10.43†	Caesars Entertainment Corporation Executive Supplemental Savings Plan III.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on December 13, 2018.

10.44†	Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on December 13, 2018.

10.45†	Eldorado Resorts, Inc. Amended and Restated 2015 Equity Incentive Plan	Previously filed on Form S-8 POS filed on June 29, 2019.

10.46†	Form of Director Indemnification Agreement.	Previously filed on Form 10-Q filed on November 9, 2020.

Exhibit Number	Description of Exhibit	Method of Filing
10.47†	Form of Director Non-Deferred Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive	Previously filed on Form 10-K filed on February 28, 2020.

10.48†	Form of Restricted Stock Unit Award Agreement pursuant to the Amended & Restated 2015 Equity Incentive Plan.	Previously filed on Form 10-K on March 1, 2021.

10.49†	Form of Restricted Stock Unit Award Agreement Performance-Based (TSR) pursuant to the Amended & Restated 2015 Equity Incentive Plan.	Previously filed on Form 10-K on March 1, 2021.

10.50†	Form of Restricted Stock Unit Time-Based Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan.	Previously filed on Form 10-K filed on February 28, 2020.

10.51†	Form of Director Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan.	Previously filed on Registration Statement Form S-1 filed by Eldorado Resorts, Inc. June 14, 2015.

10.52†	Form of Performance Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan.	Previously filed on Form 10-K filed on March 1, 2019.

10.53	Registration Rights Agreement, dated as of May 1, 2017, by and among Eldorado Resorts, Inc., Recreational Enterprises, Inc., GFIL Holdings, LLC and certain of its affiliates.	Previously filed on Form 8-K filed on May 1, 2017.

10.54†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Bret Yunker.	Previously filed on Form 10-Q filed on November 2, 2022.

10.55†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Gary Carano.	Previously filed on Form 10-Q filed on November 2, 2022.

10.56†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Thomas Reeg.	Previously filed on Form 10-Q filed on November 2, 2022.

10.57†	Restricted Stock Unit Award Agreement by and between Caesars Entertainment, Inc. and Thomas R. Reeg dated February 25, 2022.	Previously filed on Form 8-K filed on March 1, 2022.

10.58†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Anthony Carano.	Previously filed on Form 10-Q filed on November 2, 2022.

10.59†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Edmund L. Quatmann, Jr.	Previously filed on Form 10-Q filed on November 2, 2022

10.60
Amended and Restated Omnibus Amendment to Leases, dated as of October 27, 2020, by and among the entities listed on Schedule A attached thereto CPLV Property Owner LLC, Claudine Propco LLC, Harrah’s Joliet Landco LLC, CEOC, LLC, the entities listed on Schedule B attached thereto, Desert Palace LLC, Harrah’s Las Vegas, LLC, Des Plaines Development Limited Partnership and Propco TRS LLC.
Previously filed on Form 10-Q filed on November 9, 2020.

10.61	Second Amended and Restated Master Lease, dated as of December 18, 2020, by and among Tropicana Entertainment, Inc., IOC Black Hawk County, Inc., Isle of Capri Bettendorf, L.C. and GLP Capital L.P.	Previously filed on Form 10-K filed on February 24, 2022.

14	Code of Ethics and Business Conduct	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

99.1	Gaming and Regulatory Overview	Filed herewith.

99.2	Financial Information of Caesars Resort Collection, LLC	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

Exhibit Number	Description of Exhibit	Method of Filing
101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.
______________________

†	Denotes a management contract or compensatory plan or arrangement.
††	On February 6, 2023, CRC Credit Agreement, the related amendments/incremental assumption agreements and the guarantee agreement were terminated.
*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) not material and (ii) could be competitively harmful if publicly disclosed.
w	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
Item 16.    Form 10-K Summary
None.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT, INC.
CONDENSED BALANCE SHEETS

	As of December 31,
(In millions)	2022	2021
ASSETS
Current assets	$188	$221
Investment in and advances to unconsolidated affiliates	3	60
Investment in subsidiaries	10,465	10,311
Property and equipment, net	4	8
Other assets, net	146	333
Total assets	$10,806	$10,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$236	$228
Long-term debt	6,826	6,190
Other long-term liabilities	31	35
Total liabilities	7,093	6,453
Total stockholders’ equity	3,713	4,480
Total liabilities and stockholders’ equity	$10,806	$10,933
See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions)	2022	2021	2020
Net revenues	$—	$4	$7

Expenses:
Corporate expense	4	43	71
Management fee	—	—	(36)
Depreciation and amortization	4	6	6
Transaction and other costs	11	60	113
Total operating expenses	19	109	154
Operating loss	(19)	(105)	(147)
Other expense:
Interest expense	(428)	(395)	(257)
Loss on interests in subsidiaries	(492)	(437)	(1,346)
Loss on extinguishment of debt	—	(14)	(132)
Other income (loss)	40	(72)	197
Loss from operations before income taxes	(899)	(1,023)	(1,685)
Benefit (provision) for income taxes	—	4	(72)
Net loss	$(899)	$(1,019)	$(1,757)
See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2022	2021	2020
Cash flows used in operating activities	$(329)	$(448)	$(296)
Cash flows from investing activities
Purchase of property and equipment, net	—	(1)	(8)
Former Caesars acquisition	—	—	(8,470)
William Hill Acquisition	—	(3,938)	—
Proceeds from sale of businesses, property and equipment, net of cash sold	15	—	—
Proceeds from the sale of investments	84	89	24
Cash flows provided by (used in) investing activities	99	(3,850)	(8,454)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	750	1,200	9,365
Debt issuance and extinguishment costs	(12)	(17)	(353)
Repayments of long-term debt and revolving credit facilities	(89)	(100)	(3,339)
Net proceeds (repayments) with related parties	(592)	705	1,320
Cash paid to settle convertible notes	—	(367)	(903)
Proceeds from sale-leaseback financing arrangement	—	—	3,219
Taxes paid related to net share settlement of equity awards	(27)	(45)	(16)
Proceeds from issuance of common stock	1	3	2,718
Cash flows provided by financing activities	31	1,379	12,011
Effect of foreign currency exchange rates on cash	—	—	129
Net increase (decrease) in cash, cash equivalents, and restricted cash	(199)	(2,919)	3,390
Cash, cash equivalents, and restricted cash, beginning of period	515	3,434	44
Cash, cash equivalents, and restricted cash, end of period	$316	$515	$3,434

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED BALANCE SHEETS
Cash and cash equivalents in current assets	$185	$199	$1,114
Restricted cash in current assets	—	—	1,895
Restricted and escrow cash included in other assets, net	131	316	425
Total cash, cash equivalents and restricted cash	$316	$515	$3,434
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
2.Restricted net assets of subsidiaries
Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements and regulatory restrictions. The amount of restricted net assets the Company’s consolidated subsidiaries held as of December 31, 2022 was approximately $3.6 billion. Such restrictions are on net assets of Caesars Entertainment, Inc. and its subsidiaries. The amount of restricted net assets in the Company’s unconsolidated subsidiaries was not material to the financial statements.
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

CAESARS ENTERTAINMENT, INC.

	By:	/s/ Thomas R. Reeg
Dated: February 21, 2023		Thomas R. Reeg Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Reeg	Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2023
Thomas R. Reeg

/s/ Bret Yunker	Chief Financial Officer (Principal Financial Officer)	February 21, 2023
Bret Yunker

/s/ Stephanie D. Lepori	Chief Administrative and Accounting Officer (Principal Accounting Officer)	February 21, 2023
Stephanie D. Lepori

/s/ Gary L. Carano	Executive Chairman of the Board	February 21, 2023
Gary L. Carano

/s/ Bonnie Biumi	Director	February 21, 2023
Bonnie Biumi

/s/ Jan Jones Blackhurst	Director	February 21, 2023
Jan Jones Blackhurst

/s/ Frank J. Fahrenkopf Jr.	Director	February 21, 2023
Frank J. Fahrenkopf Jr.

/s/ Don Kornstein	Director	February 21, 2023
Don Kornstein

/s/ Courtney Mather	Director	February 21, 2023
Courtney Mather

/s/ Michael E. Pegram	Director	February 21, 2023
Michael E. Pegram

/s/ David P. Tomick	Director	February 21, 2023
David P. Tomick