Form 10-Q
period 2023-03-31
Caesars Entertainment, Inc.
filed 2023-05-03
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of April 27, 2023 was 215,204,165.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$965	$1,038
Restricted cash	155	131
Accounts receivable, net	543	611
Inventories	57	59
Prepayments and other current assets	291	263
Total current assets	2,011	2,102
Investments in and advances to unconsolidated affiliates	91	94
Property and equipment, net	14,608	14,598
Goodwill	11,004	11,004
Intangible assets other than goodwill	4,678	4,714
Other assets, net	957	1,015
Total assets	$33,349	$33,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$285	$314
Accrued interest	252	318
Accrued other liabilities	1,772	1,928
Current portion of long-term debt	68	108
Total current liabilities	2,377	2,668
Long-term financing obligation	12,648	12,610
Long-term debt	12,904	12,659
Deferred income taxes	931	987
Other long-term liabilities	854	852
Total liabilities	29,714	29,776
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	3,597	3,713
Noncontrolling interests	38	38
Total stockholders’ equity	3,635	3,751
Total liabilities and stockholders’ equity	$33,349	$33,527
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
REVENUES:
Casino	$1,585	$1,292
Food and beverage	427	339
Hotel	503	383
Other	315	278
Net revenues	2,830	2,292
EXPENSES:
Casino	828	1,064
Food and beverage	251	202
Hotel	137	115
Other	107	88
General and administrative	509	499
Corporate	79	69
Depreciation and amortization	300	300
Transaction and other costs, net	16	(35)
Total operating expenses	2,227	2,302
Operating income (loss)	603	(10)
OTHER EXPENSE:
Interest expense, net	(594)	(552)
Loss on extinguishment of debt	(197)	—
Other income	3	4
Total other expense	(788)	(548)
Loss from continuing operations before income taxes	(185)	(558)
Benefit for income taxes	49	107
Loss from continuing operations, net of income taxes	(136)	(451)
Discontinued operations, net of income taxes	—	(229)
Net loss	(136)	(680)
Net (income) loss attributable to noncontrolling interests	—	—
Net loss attributable to Caesars	$(136)	$(680)

Net loss per share - basic and diluted:
Basic loss per share from continuing operations	$(0.63)	$(2.11)
Basic loss per share from discontinued operations	—	(1.07)
Basic loss per share	$(0.63)	$(3.18)
Diluted loss per share from continuing operations	$(0.63)	$(2.11)
Diluted loss per share from discontinued operations	—	(1.07)
Diluted loss per share	$(0.63)	$(3.18)
Weighted average basic shares outstanding	215	214
Weighted average diluted shares outstanding	215	214
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2023	2022
Net loss	$(136)	$(680)
Foreign currency translation adjustments	2	(33)
Change in fair market value of interest rate swaps, net of tax	—	13
Other	4	—
Other comprehensive income (loss), net of tax	6	(20)
Comprehensive loss	(130)	(700)
Comprehensive (income) loss attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Caesars	$(130)	$(700)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2021	—	$—	214	$—	$6,877	$(2,410)	$36	$(23)	$61	$4,541
Stock-based compensation	—	—	—	—	25	—	—	—	—	25
Net loss	—	—	—	—	—	(680)	—	—	—	(680)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(20)	—	—	(20)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(20)	—	—	—	—	(20)
Balance, March 31, 2022	—	$—	214	$—	$6,882	$(3,090)	$16	$(23)	$61	$3,846

Balance, December 31, 2022	—	$—	215	$—	$6,953	$(3,309)	$92	$(23)	$38	$3,751
Stock-based compensation	—	—	—	—	27	—	—	—	—	27
Net loss	—	—	—	—	—	(136)	—	—	—	(136)
Other comprehensive income, net of tax	—	—	—	—	—	—	6	—	—	6
Shares withheld related to net share settlement of stock awards	—	—	—	—	(13)	—	—	—	—	(13)
Balance, March 31, 2023	—	$—	215	$—	$6,967	$(3,445)	$98	$(23)	$38	$3,635
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$174	$(246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(272)	(210)
Proceeds from sale of businesses, property and equipment, net of cash sold	1	3
Proceeds from the sale of investments	—	27
Proceeds from insurance related to property damage	—	27
Other	40	(6)
Net cash used in investing activities	(231)	(159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	4,700	475
Repayments of long-term debt and revolving credit facilities	(4,630)	(492)
Financing obligation payments	(1)	—
Debt issuance and extinguishment costs	(79)	—
Taxes paid related to net share settlement of equity awards	(13)	(20)
Net cash used in financing activities	(23)	(37)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	—	(13)
Cash flows from investing activities	—	(39)
Cash flows from financing activities	—	—
Net cash from discontinued operations	—	(52)

Effect of foreign currency exchange rates on cash	—	(9)
Decrease in cash, cash equivalents and restricted cash	(80)	(503)
Cash, cash equivalents and restricted cash, beginning of period	1,303	2,021
Cash, cash equivalents and restricted cash, end of period	$1,223	$1,518

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$965	$814
Restricted cash	155	185
Restricted and escrow cash included in other assets, net	103	266
Cash and cash equivalents and restricted cash held for sale - discontinued operations	—	253
Total cash, cash equivalents and restricted cash	$1,223	$1,518
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$615	$572
Income taxes paid, net	2	6
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	148	151
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
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2022 Annual Report.
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
Note 1. Organization and Description of Business
Organization
The Company is a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, the Company grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. in 2017, Tropicana Entertainment, Inc. in 2018, Caesars Entertainment Corporation in 2020 and William Hill PLC on April 22, 2021. The Company’s ticker symbol on the NASDAQ Stock Market is “CZR.”
Description of Business
The Company owns, leases, brands or manages an aggregate of 51 domestic properties in 16 states with approximately 52,100 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 47,200 hotel rooms as of March 31, 2023. The Company operates and conducts sports wagering across 30 jurisdictions in North America, 22 of which offer mobile sports betting, and operates regulated online real money gaming businesses in six jurisdictions in North America. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by our casino properties’ gaming operations, including retail and online sports betting, as well as online gaming, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and mobile sports betting, online casino, and online poker are included under the Caesars Digital segment. As part of the Caesars Digital segment, the Company has made significant investments into the interactive business in recent years, including the acquisition of William Hill PLC and strategic expansions into new markets as legalization permits. The Company has utilized significant marketing campaigns with distinguished actors, athletes and media personalities promoting the Caesars Sportsbook app. The Company expects to continue to expand its operations in the Caesars Digital segment as new jurisdictions legalize retail and online gaming and sports betting.
Divestitures
We periodically divest of assets in order to raise capital, as a result of a determination that the assets are not core to our business, or due to regulatory requirement. A summary of recently completed divestitures of our properties as of March 31, 2023 is as follows:

Segment	Property	Date Sold	Sales Price
Regional	Belle of Baton Rouge Casino & Hotel	May 5, 2022	*

Discontinued operations:
N/A	William Hill International	July 1, 2022	£2.0 billion
___________________
*Not meaningful.
For the three months ended March 31, 2022, the operations of Belle of Baton Rouge Casino & Hotel resulted in $4 million in net revenues and the discontinued operations of William Hill International included net revenues of $419 million and net loss of $303 million.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Financial Statements contain all adjustments, all of which are normal and recurring, considered necessary for a fair presentation. The results of operations for these interim periods are not necessarily indicative of the operating results for other quarters, for the full year or any future period.
The presentation of financial information herein for the periods before the Company’s divestitures of various properties is not fully comparable to the periods after the sale dates.
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
Cash and Cash Equivalents
Cash equivalents include highly-liquid investments with original maturities of three months or less at the date of purchase including investments in money market funds that can be redeemed immediately at the current net asset value per share. A money market fund is a mutual fund whose investments are primarily in short-term debt securities designed to maximize current income with liquidity and capital preservation, usually maintaining per share net asset value at a constant amount, such as one dollar. Cash and cash equivalents also include cash maintained for gaming operations. The carrying amounts approximate the fair value because of the short maturity of those instruments (Level 1).
Restricted Cash
Restricted cash includes certificates of deposit and similar instruments that are subject to remeasurement on a recurring basis, as well as cash deposits which are restricted under certain operating agreements or restricted for future capital expenditures in the normal course of business.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Advertising
Advertising costs are expensed in the period the advertising initially takes place. Advertising costs were $68 million and $270 million for the three months ended March 31, 2023 and 2022, respectively, and are included within operating expenses. Advertising costs in the three months ended March 31, 2022 included significant television, radio and internet marketing campaigns promoting our Caesars Sportsbook. Advertising costs related to the Caesars Digital segment are primarily recorded in Casino expense.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Interest Expense, Net

	Three Months Ended March 31,
(In millions)	2023	2022
Interest expense	$604	$560
Capitalized interest	(6)	(6)
Interest income	(4)	(2)
Total interest expense, net	$594	$552
Recently Issued Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3. Investments in and Advances to Unconsolidated Affiliates
Pompano Joint Venture
In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval.
While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such, the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other costs, net on the Statements of Operations. As of March 31, 2023 and December 31, 2022, the Company’s investment in the joint venture was $81 million and $80 million, respectively, and is recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets. The Company has no further obligation to contribute additional real estate or cash as of March 31, 2023.
NeoGames
The Company held an investment in NeoGames S.A., a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On March 14, 2022, the Company sold its investment at fair value for $26 million and recorded a loss of $34 million during the three months ended March 31, 2022, which is included within Other income on the Statements of Operations.
Note 4. Property and Equipment

(In millions)	March 31, 2023	December 31, 2022
Land	$2,092	$2,092
Buildings, riverboats, and leasehold and land improvements	13,162	13,094
Furniture, fixtures, and equipment	2,145	2,054
Construction in progress	461	351
Total property and equipment	17,860	17,591
Less: accumulated depreciation	(3,252)	(2,993)
Total property and equipment, net	$14,608	$14,598
A portion of our property and equipment is subject to various operating leases for which we are the lessor. Leased property includes our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended March 31,
(In millions)	2023	2022
Depreciation expense	$264	$243

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease.
Note 5. Goodwill and Intangible Assets, net
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company determines the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is recorded as goodwill.

Changes in Carrying Value of Goodwill and Other Intangible Assets
		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
Balances as of December 31, 2022	$1,060	$11,004	$3,654
Amortization expense	(36)	—	—
Balances as of March 31, 2023	$1,024	$11,004	$3,654

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	March 31, 2023				December 31, 2022
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$587	$(296)	$291	$587	$(276)	$311
Gaming rights and other	10 - 34 years	212	(19)	193	212	(16)	196
Trademarks	15 years	313	(78)	235	313	(73)	240
Reacquired rights	24 years	250	(20)	230	250	(17)	233
Technology	6 years	110	(35)	75	110	(30)	80
		$1,472	$(448)	1,024	$1,472	$(412)	1,060

Non-amortizing intangible assets other than Goodwill
Trademarks				1,998			1,998
Gaming rights				1,133			1,133
Caesars Rewards				523			523
				3,654			3,654
Total amortizing and non-amortizing intangible assets other than Goodwill, net				$4,678			$4,714
Amortization expense with respect to intangible assets for the three months ended March 31, 2023 and 2022 totaled $36 million and $57 million, respectively, which is included in Depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2023	Years Ended December 31,
(In millions)		2024	2025	2026	2027	2028
Estimated annual amortization expense	$106	$126	$119	$119	$76	$39

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 6. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the Balance Sheets:

	March 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$2	$1	$—	$3
Total assets at fair value	$2	$1	$—	$3

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$2	$2	$—	$4
Total assets at fair value	$2	$2	$—	$4
Restricted Cash
The estimated fair values of the Company’s restricted cash are based upon quoted prices available in active markets (Level 1) or quoted prices for similar assets in active and inactive markets (Level 2) and represent the amounts the Company would expect to receive if the Company sold the instruments classified as restricted cash. Restricted cash classified as Level 1 includes cash equivalents held in short-term certificate of deposit accounts or money market type funds. Restricted cash that is not subject to remeasurement on a recurring basis is not included in the table above.
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s captive insurance subsidiary and deferred compensation plans. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1), quoted prices of identical assets in inactive markets, or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts the Company would expect to receive if the Company sold these marketable securities.
Derivative Instruments
The Company does not purchase or hold any derivative financial instruments for trading purposes.
Forward Contracts
The Company entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP. During the three months ended March 31, 2022, the Company recorded a gain of $21 million, related to forward contracts, which has been recorded in Other income (loss) on the Statements of Operations. All forward contracts were settled as of July 1, 2022.
Interest Rate Swap Derivatives
The Company used interest rate swaps to manage the mix of debt between fixed and variable rate instruments. The term of the last interest rate swaps ended on December 31, 2022.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2023 and 2022 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2021	$73	$(36)	$(1)	$36
Other comprehensive income (loss) before reclassifications	5	(33)	—	(28)
Amounts reclassified from accumulated other comprehensive income	8	—	—	8
Total other comprehensive income (loss), net of tax	13	(33)	—	(20)
Balances as of March 31, 2022	$86	$(69)	$(1)	$16

Balances as of December 31, 2022	$94	$(1)	$(1)	$92
Other comprehensive income (loss) before reclassifications	—	2	4	6
Total other comprehensive income (loss), net of tax	—	2	4	6
Balances as of March 31, 2023	$94	$1	$3	$98
Note 7. Litigation, Commitments and Contingencies
Litigation
General
We are party to various legal proceedings, which have arisen in the normal course of our business. Such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. While we maintain insurance coverage that we believe is adequate to mitigate the risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters. The current liability for the estimated losses associated with these proceedings is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Contractual Commitments
Capital Commitments
Harrah’s New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board, entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation and the City entered into a Second Amended and Restated Lease Agreement. Based on these amendments related to Harrah’s New Orleans, the Company is required to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. The capital investment will involve the rebranding of the property to Caesars New Orleans which includes a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340-room hotel tower. The project has a current capital plan of approximately $430 million, and as of March 31, 2023, total capital expenditures have been $145 million since the project began.
Atlantic City
As required by the New Jersey Gaming Control Board, in 2020, the Company funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. The capital plan includes significant room renovations at both Caesars Atlantic City and Harrah’s Atlantic City, as well as the addition of new celebrity partnered restaurants. As of March 31, 2023 and December 31, 2022, the restricted cash balance remaining in the escrow account was $88 million and $118 million, respectively. This amount is currently included in restricted cash in Other assets, net.
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Additionally, a selection of such partnerships provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of March 31, 2023 and December 31, 2022, obligations related to these agreements were $847 million and $898 million, respectively, with contracts extending through 2040. These obligations include leasing of event suites that are generally considered short-term leases for which the Company does not record a right of use asset or lease liability. The Company recognizes expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability as of March 31, 2023 and December 31, 2022, was $208 million and $203 million, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.
Contingencies
Weather Disruption - Lake Charles
On August 27, 2020, Hurricane Laura made landfall on Lake Charles, Louisiana as a Category 4 storm severely damaging the Isle of Capri Casino Hotel Lake Charles. During the three months ended March 31, 2022, the Company reached a final settlement agreement with the insurance carriers for a total amount of $128 million, before our insurance deductible of $25 million. Insurance proceeds received to replace damaged property were in excess of the respective carrying value of the damaged assets resulting in a gain of $38 million during the three months ended March 31, 2022, which is included in Transaction and other costs, net in our Statements of Operations. The construction of our new land-based casino, Horseshoe Lake Charles, was completed and the property reopened in December 2022.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 8. Long-Term Debt

	March 31, 2023				December 31, 2022
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
Baltimore Revolving Credit Facility	2023	variable	$—	$—	$—
Baltimore Term Loan	2024	variable	266	262	262
CRC Term Loan	N/A	N/A	—	—	3,243
CRC Incremental Term Loan	N/A	N/A	—	—	972
CEI Revolving Credit Facility	2028	variable	—	—	—
CEI Term Loan A	2028	variable	740	738	747
CEI Term Loan B	2030	variable	2,500	2,446	—
CRC Senior Secured Notes	2025	5.75%	989	980	979
CEI Senior Secured Notes due 2025	2025	6.25%	3,400	3,364	3,360
Convention Center Mortgage Loan (a)	2025	8.01%	400	400	400
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,976	—
Unsecured Debt
CEI Senior Notes due 2027	2027	8.125%	1,611	1,590	1,589
CEI Senior Notes due 2029	2029	4.625%	1,200	1,186	1,186
Special Improvement District Bonds	2037	4.30%	47	47	47
Long-term notes and other payables			2	2	2
Total debt			13,155	12,991	12,787
Current portion of long-term debt			(68)	(68)	(108)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(19)	(20)
Long-term debt			$13,087	$12,904	$12,659

Unamortized discounts and deferred finance charges				$183	$318
Fair value			$13,082
____________________
(a)As described below, Convention Center Mortgage Loan was repaid on May 1, 2023.

Annual Estimated Debt Service Requirements as of March 31, 2023
	Remaining	Years Ended December 31,
(In millions)	2023	2024	2025 (a)	2026	2027	Thereafter	Total
Annual maturities of long-term debt	$51	$329	$4,854	$65	$1,676	$6,180	$13,155
Estimated interest payments	550	860	830	520	510	790	4,060
Total debt service obligation (b)	$601	$1,189	$5,684	$585	$2,186	$6,970	$17,215
____________________
(a)Maturity of $400 million in 2025 was repaid on May 1, 2023.
(b)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking LIBOR and SOFR curve, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of March 31, 2023 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Debt Discounts or Premiums and Deferred Finance Charges
Debt discounts or premiums and deferred finance charges incurred in connection with the issuance of debt are amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts are written off and included in our gain or loss calculations to the extent we extinguish debt prior to the original maturity or scheduled payment dates.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of March 31, 2023 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Terms of Outstanding Debt
Baltimore Term Loan and Baltimore Revolving Credit Facility
We consolidate the aggregate principal amount of Horseshoe Baltimore’s senior secured term loan facility (the “Baltimore Term Loan”) and amount outstanding, if any, under Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”). The Baltimore Term Loan matures in July 2024 and is subject to a variable rate of interest calculated as London Interbank Offered Rate (“LIBOR”) plus 4.00%. The Baltimore Revolving Credit Facility has borrowing capacity of up to $10 million, subject to a variable rate of interest calculated as Term SOFR plus 4.00% subject to one 0.25% step-down based on senior secured leverage ratio, the ratio of first lien senior secured net debt to adjusted earnings before interest, taxes, depreciation and amortization. The Baltimore Revolving Credit Facility matures on July 7, 2023. As of March 31, 2023, there was $10 million of available borrowing capacity under the Baltimore Revolving Credit Facility.
CRC Term Loan and CRC Incremental Term Loan
Caesars Resort Collection (“CRC”) was party to a credit agreement, dated as of December 22, 2017 (as amended, the “CRC Credit Agreement”), which provided for, among other things, an initial $4.7 billion seven-year senior secured term loan (the “CRC Term Loan”), and an incremental $1.8 billion five-year senior secured term loan (the “CRC Incremental Term Loan”).
The CRC Term Loan and the CRC Incremental Term Loan were subject to the terms described below prior to repayment. The Company repaid the $3.4 billion outstanding principal amount of the CRC Term Loan and the $1.0 billion outstanding principal amount of the CRC Incremental Term Loan on February 6, 2023, with proceeds from a new CEI Term Loan B and new CEI Senior Secured Notes due 2030, both of which are described below.
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
CEI Term Loans and CEI Revolving Credit Facility
CEI is party to a credit agreement, dated as of July 20, 2020, with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, and certain banks and other financial institutions and lenders party thereto (the “CEI Credit Agreement”), which, as amended, provides for the CEI Revolving Credit Facility in an aggregate principal amount of $2.25 billion (the “CEI Revolving Credit Facility”). The CEI Revolving Credit Facility contains reserves of $40 million which are available only for certain permitted uses.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
On February 6, 2023, Caesars entered into an Incremental Assumption Agreement No. 2 pursuant to which the Company incurred a new senior secured term loan facility in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B” and, together with the CEI Term Loan A, the “CEI Term Loans”) as a new term loan under the CEI Credit Agreement. The CEI Term Loan B requires scheduled quarterly amortization payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B bear interest at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the Adjusted Term SOFR, subject to a floor of 0.50% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the Prime Rate in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 3.25% per annum in the case of any Adjusted Term SOFR loan and 2.25% per annum in the case of any Base Rate loan, subject to one 0.25% step-down based on the Company’s net total leverage ratio. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature in February 2030.
The net proceeds from the CEI Term Loan B, along with the net proceeds from the issuance of the CEI Senior Secured Notes due 2030 described below, were used to repay the outstanding principal balance, including accrued and unpaid interest, of both the CRC Term Loan and the CRC Incremental Term Loan. Upon the termination of the CRC Term Loan and the CRC Incremental Term Loan, the Company recorded a loss on extinguishment of debt of $197 million.
As of March 31, 2023, the Company had $2.1 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $82 million in outstanding letters of credit, $48 million committed for regulatory purposes and the reserves described above.
CRC Senior Secured Notes due 2025
On July 6, 2020, Colt Merger Sub, Inc. (the “Escrow Issuer”) issued $1.0 billion in aggregate principal amount of 5.75% Senior Secured Notes due 2025 pursuant to an indenture, dated July 6, 2020 (the “CRC Senior Secured Notes”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. The CRC Senior Secured Notes rank equally with all existing and future first priority lien obligations of CRC, CRC Finco, Inc. and the subsidiary guarantors. The CRC Senior Secured Notes will mature on July 1, 2025, with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year.
CEI Senior Secured Notes due 2025
On July 6, 2020, the Escrow Issuer issued $3.4 billion in aggregate principal amount of 6.25% Senior Secured Notes due 2025 pursuant to an indenture dated July 6, 2020 (the “CEI Senior Secured Notes due 2025”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2025 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2025 will mature on July 1, 2025, with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Convention Center Mortgage Loan
On September 18, 2020, the Company entered into a loan agreement with a subsidiary of VICI Properties L.P., a Delaware limited partnership (“VICI”), to borrow a 5-year, $400 million Forum Convention Center mortgage loan (the “Mortgage Loan”). The Mortgage Loan bears interest at a rate of, initially, 7.7% per annum, which escalates annually on the anniversary of the closing date to a maximum interest rate of 8.3% per annum. On May 1, 2023, the Company elected to prepay the outstanding $400 million Mortgage Loan utilizing cash on hand. In connection with the repayment, the Company extended VICI’s call right relating to the CAESARS FORUM convention center from December 31, 2026 to December 31, 2028.
CEI Senior Secured Notes due 2030
On February 6, 2023, concurrently with the issuance of the CEI Term Loan B, the Company issued $2.0 billion in aggregate principal amount of 7.00% senior secured notes (the “CEI Senior Secured Notes due 2030”) pursuant to an indenture by and among the Company, the subsidiary guarantors party thereto from time to time, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2030 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2030 will mature in February 2030, with interest paid semi-annually on February 15 and August 15 of each year, commencing August 15, 2023.
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes due 2027”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The CEI Senior Notes due 2027 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2027 will mature on July 1, 2027, with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year.
CEI Senior Notes due 2029
On September 24, 2021, the Company issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029 (the “CEI Senior Notes due 2029”) pursuant to an indenture dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee. The CEI Senior Notes due 2029 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2029 will mature on October 15, 2029, with interest payable on April 15 and October 15 of each year.
Debt Covenant Compliance
The Senior Credit Facilities, the CEI Term Loan B, the Baltimore Term Loan, the Baltimore Revolving Credit Facility and the indentures governing the CEI Senior Secured Notes due 2025, the CEI Senior Secured Notes due 2030, the CEI Senior Notes due 2027, the CRC Senior Secured Notes, and the CEI Senior Notes due 2029 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
Following the Third Amendment, the Amended CEI Revolving Credit Facility and the CEI Term Loan A include a maximum net total leverage ratio financial covenant of 7.25:1 until December 31, 2024 and 6.50:1 from and after December 31, 2024. In addition, the Amended CEI Revolving Credit Facility and the CEI Term Loan A include a minimum fixed charge coverage ratio financial covenant of 1.75:1 until December 31, 2024 and 2.0:1 from and after December 31, 2024. From and after the repayment of the CEI Term Loan A, the financial covenants applicable to the Amended CEI Revolving Credit Facility will be tested solely to the extent that certain testing conditions are satisfied. The Baltimore Revolving Credit Facility includes a net senior secured leverage ratio financial covenant of 5.0:1. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.
As of March 31, 2023, the Company was in compliance with all of the applicable financial covenants described above.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Guarantees
The Senior Credit Facilities, the CEI Term Loan B, the CEI Senior Secured Notes due 2025 and the CEI Senior Secured Notes due 2030 are guaranteed on a senior secured basis by each existing and future material wholly-owned domestic subsidiary of the Company (subject to certain exceptions including CRC and its subsidiaries) and are secured by substantially all of the existing and future property and assets of the Company and its subsidiary guarantors (subject to certain exceptions). The CEI Senior Notes due 2027 and the CEI Senior Notes due 2029 are guaranteed on a senior unsecured basis by such subsidiaries.
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
Note 9. Revenue Recognition
The Company’s Statements of Operations present net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below. Refer to Note 14 for additional information on the Company’s reportable segments.

	Three Months Ended March 31, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$309	$1,058	$219	$—	$(1)	$1,585
Food and beverage	290	137	—	—	—	427
Hotel	373	130	—	—	—	503
Other	159	64	19	69	4	315
Net revenues	$1,131	$1,389	$238	$69	$3	$2,830

	Three Months Ended March 31, 2022
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$291	$1,070	$(69)	$—	$—	$1,292
Food and beverage	220	119	—	—	—	339
Hotel	266	117	—	—	—	383
Other	137	57	16	66	2	278
Net revenues	$914	$1,363	$(53)	$66	$2	$2,292

Accounts Receivable, Net
(In millions)	March 31, 2023	December 31, 2022
Casino	$215	$259
Food and beverage and hotel	141	144
Other	187	208
Accounts receivable, net	$543	$611
Contract and Contract-Related Liabilities
The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by customers, (2) Caesars Rewards player loyalty program obligations, which represent the deferred allocation of revenue relating to reward credits granted to Caesars Rewards members based on certain types of customer spend, including online and retail gaming, hotel, dining, retail shopping, and player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which primarily represents funds deposited by customers related to gaming play and advance payments received for goods and services yet to be provided (such as advance ticket sales, deposits on rooms and convention space, unpaid wagers, iGaming deposits, or future sports bets). These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within Accrued other liabilities on the Company’s Balance Sheets. Liabilities expected to be recognized as revenue beyond one year of being purchased, earned, or deposited are recorded within Other long-term liabilities on the Company’s Balance Sheets.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2023	2022	2023	2022	2023	2022
Balance at January 1	$45	$48	$87	$91	$693	$560
Balance at March 31	38	37	89	96	637	625
Increase / (decrease)	$(7)	$(11)	$2	$5	$(56)	$65
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended March 31, 2023 and 2022, we recognized approximately $503 million and $383 million, respectively, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Other revenue in the Statements of Operations and during the three months ended March 31, 2023 and 2022, lease revenue related to conventions was approximately $14 million and $6 million, respectively.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended March 31, 2023 and 2022, we recognized approximately $37 million and $36 million, respectively, of real estate lease revenue.
Real estate lease revenue includes $14 million and $12 million of variable rental income for the three months ended March 31, 2023 and 2022, respectively.
Note 10. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Net loss from continuing operations attributable to Caesars, net of income taxes	$(136)	$(451)
Discontinued operations, net of income taxes	—	(229)
Net loss attributable to Caesars	$(136)	$(680)
Shares outstanding:
Weighted average shares outstanding – basic	215	214
Weighted average shares outstanding – diluted	215	214

Basic loss per share from continuing operations	$(0.63)	$(2.11)
Basic loss per share from discontinued operations	—	(1.07)
Net loss per common share attributable to common stockholders – basic:	$(0.63)	$(3.18)

Diluted loss per share from continuing operations	$(0.63)	$(2.11)
Diluted loss per share from discontinued operations	—	(1.07)
Net loss per common share attributable to common stockholders – diluted:	$(0.63)	$(3.18)

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
For a period in which the Company generated a net loss from continuing operations, the Weighted average shares outstanding - basic was used in calculating Diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

Weighted-Average Number of Anti-Dilutive Shares Excluded from the Calculation of Earnings per Share
	Three Months Ended March 31,
(In millions)	2023	2022
Stock-based compensation awards	4	3
Total anti-dilutive common stock	4	3
Note 11. Stock-Based Compensation and Stockholders’ Equity
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
Total stock-based compensation expense in the accompanying Statements of Operations totaled $27 million and $25 million during the three months ended March 31, 2023 and 2022, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (“2015 Plan”)
During the three months ended March 31, 2023, as part of the annual incentive program, the Company granted 1.4 million RSUs to eligible participants with an aggregate fair value of $72 million and a ratable vesting period of one to three years. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
During the three months ended March 31, 2023, the Company also granted 186 thousand PSUs that are scheduled to vest over a period of two to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached. The aggregate value of PSUs granted during the year was $9 million as of March 31, 2023.
In addition, during the three months ended March 31, 2023, the Company granted 367 thousand MSUs that are scheduled to cliff vest over a period of one to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the three months ended March 31, 2023 was $30 million.
During the three months ended March 31, 2023, there were no grants of stock options and 88 stock options were exercised. In addition, during the three months ended March 31, 2023, 539 thousand, 229 thousand and 3 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 Plan.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Outstanding at End of Period

	March 31, 2023		December 31, 2022
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Stock options	—	$—	88	$30.63
Restricted stock units	2,644,442	59.47	1,863,481	66.87
Performance stock units	340,260	48.35	383,157	51.73
Market-based stock units	1,105,039	82.26	741,803	83.24
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
As of March 31, 2023, the Company has acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the three months ended March 31, 2023 and 2022.
Note 12. Income Taxes
The Company’s provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three months ended March 31, 2023. We determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, and therefore, the historical method would not provide a reliable estimate for the three months ended March 31, 2023.

Income Tax Allocation
	Three Months Ended March 31,
(In millions)	2023	2022
Loss from continuing operations before income taxes	$(185)	$(558)
Benefit for income taxes	49	107
Effective tax rate	26.5%	19.2%
We classify accruals for uncertain tax positions within Other long-term liabilities on the Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. We have provided a valuation allowance on certain federal, state and foreign deferred tax assets that were not deemed realizable based upon estimates of future taxable income.
The income tax benefit for the three months ended March 31, 2023 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to state deferred tax benefits generated from net operating losses becoming available due to elections to treat certain subsidiary corporations as disregarded entities for income tax purposes.
The income tax benefit for the three months ended March 31, 2022 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to nondeductible expenses and state income taxes.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company, including its subsidiaries, files tax returns with federal, state, and foreign jurisdictions. The Company does not have tax sharing agreements with the other members within its consolidated group. The Company is subject to exam by various state and foreign tax authorities. With few exceptions, the Company is no longer subject to US federal or state and local tax assessments by tax authorities for years before 2019, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 13. Related Affiliates
REI
As of March 31, 2023, Recreational Enterprises, Inc. (“REI”) owned approximately 4.0% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its Vice President of Player Development, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. During the three months ended March 31, 2023 and 2022, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives, and the CSY Lease listed below.
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations through the term of the lease. As of March 31, 2023 and December 31, 2022, there were no amounts due to or from CSY.
Note 14. Segment Information
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company’s principal operating activities occur in four reportable segments. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars: (1) Las Vegas, (2) Regional, (3) Caesars Digital, and (4) Managed and Branded, in addition to Corporate and Other. See table below for a summary of these segments. Also, see Note 4 and Note 5 for a discussion of any impairment of intangibles or long-lived assets related to certain segments, when applicable.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of March 31, 2023:

Las Vegas	Regional		Managed and Branded
Caesars Palace Las Vegas	Caesars Atlantic City	Horseshoe Black Hawk	Managed
The Cromwell	Circus Circus Reno	Horseshoe Bossier City	Harrah’s Ak-Chin
Flamingo Las Vegas	Eldorado Gaming Scioto Downs	Horseshoe Council Bluffs	Harrah’s Cherokee
Harrah’s Las Vegas	Eldorado Resort Casino Reno	Horseshoe Hammond	Harrah’s Cherokee Valley River
Horseshoe Las Vegas	Grand Victoria Casino	Horseshoe Indianapolis	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Harrah’s Atlantic City	Horseshoe Lake Charles	Caesars Windsor
Paris Las Vegas	Harrah’s Council Bluffs	Horseshoe St. Louis	Caesars Dubai
Planet Hollywood Resort & Casino	Harrah’s Gulf Coast	Horseshoe Tunica	Branded
Rio All-Suite Hotel & Casino	Harrah’s Hoosier Park Racing & Casino	Isle Casino Bettendorf	Caesars Southern Indiana
	Harrah’s Joliet	Isle of Capri Casino Boonville	Harrah’s Northern California
Caesars Digital	Harrah’s Lake Tahoe	Isle of Capri Casino Lula
Caesars Digital	Harrah’s Laughlin	Isle Casino Waterloo
	Harrah’s Metropolis	Lady Luck Casino - Black Hawk
	Harrah’s New Orleans	Silver Legacy Resort Casino
	Harrah’s North Kansas City	Trop Casino Greenville
	Harrah’s Philadelphia	Tropicana Atlantic City
	Harrah’s Pompano Beach	Tropicana Laughlin Hotel & Casino
Harveys Lake Tahoe
Horseshoe Baltimore
Certain of our properties operate off-track betting locations, including Harrah’s Hoosier Park Racing & Casino, which operates Winner’s Circle Indianapolis and Winner’s Circle New Haven, and Horseshoe Indianapolis, which operates Winner’s Circle Clarksville. The LINQ Promenade is an open-air dining, entertainment, and retail promenade located on the east side of the Las Vegas Strip next to The LINQ Hotel & Casino (the “LINQ”) that features the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction. We also own the CAESARS FORUM convention center, which is a 550,000 square feet conference center with 300,000 square feet of flexible meeting space, two of the largest pillarless ballrooms in the world and direct access to the LINQ.
Corporate and Other includes certain unallocated corporate overhead costs and other adjustments, including eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other.

	Three Months Ended March 31,
(In millions)	2023	2022
Las Vegas:
Net revenues	$1,131	$914
Adjusted EBITDA	533	400
Regional:
Net revenues	1,389	1,363
Adjusted EBITDA	448	459
Caesars Digital:
Net revenues	238	(53)
Adjusted EBITDA	(4)	(554)
Managed and Branded:
Net revenues	69	66
Adjusted EBITDA	19	20
Corporate and Other:
Net revenues	3	2
Adjusted EBITDA	(38)	(29)
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2023	2022
Net loss attributable to Caesars	$(136)	$(680)
Net loss from discontinued operations	—	229
Benefit for income taxes	(49)	(107)
Other income	(3)	(4)
Loss on extinguishment of debt	197	—
Interest expense, net	594	552
Depreciation and amortization	300	300
Transaction costs and other, net (a)	28	(19)
Stock-based compensation expense	27	25
Adjusted EBITDA	$958	$296

Adjusted EBITDA by Segment:
Las Vegas	$533	$400
Regional	448	459
Caesars Digital	(4)	(554)
Managed and Branded	19	20
Corporate and Other	(38)	(29)
____________________
(a)Transaction costs and other, net for the three months ended March 31, 2023 primarily includes pre-opening costs in connection with new property openings, professional services for integration activities and non-cash changes in equity method investments. Transaction costs and other, net for the three months ended March 31, 2022 primarily represents a gain resulting from insurance proceeds received in excess of the respective carrying value of the assets damaged at Isle of Capri Casino Hotel Lake Charles by Hurricane Laura.

Total Assets - By Segment
(In millions)	March 31, 2023	December 31, 2022
Las Vegas	$23,767	$23,547
Regional	15,003	14,908
Caesars Digital	1,085	1,200
Managed and Branded	149	140
Corporate and Other (a)	(6,655)	(6,268)
Total	$33,349	$33,527
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three months ended March 31, 2023 and 2022 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2022 Annual Report.
We refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Comprehensive Income (Loss) as our “Statements of Operations,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to “Notes to Consolidated Condensed Financial Statements” included in Item 1, “Unaudited Financial Statements,” unless otherwise noted.
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
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, we grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. in 2017, Tropicana Entertainment, Inc. in 2018, Caesars Entertainment Corporation in 2020, and William Hill PLC on April 22, 2021. Our ticker symbol on the NASDAQ Stock Market is “CZR.”
We own, lease or manage an aggregate of 51 domestic properties in 16 states with approximately 52,100 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 47,200 hotel rooms as of March 31, 2023. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Our primary source of revenue is generated by our casino properties’ gaming operations, our retail and online sports betting, as well as our online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of March 31, 2023, we owned 20 of our casinos and leased 25 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to a regional lease, a Las Vegas lease and a Joliet lease (the “VICI Leases”). In addition, we lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease associated with our Horseshoe St. Louis property (together with the GLPI Master Lease, the “GLPI Leases”) and lease the Rio All-Suite Hotel & Casino from a separate third party.

We also operate and conduct sports wagering across 30 jurisdictions in North America, 22 of which offer mobile sports betting, and operate regulated online real money gaming in six jurisdictions in North America. Our Caesars Sportsbook app operates on the Liberty platform and we maintain other technology platforms that we intend to migrate to the Liberty platform in the future, subject to required approvals. The map below illustrates Caesars Digital’s presence as of March 31, 2023:

Non-Liberty Platform
Liberty Platform
Retail Only
Jurisdictions Not Presented Above:
• Ontario, Canada
• The Bahamas
• Saint Kitts
• Puerto Rico

In 2022 we partnered with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and launched the Caesars Racebook app which operates in 13 states as of March 31, 2023. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
We are also in the process of expanding our Caesars Digital footprint into other states in the near term with our Caesars Sportsbook and Caesars Racebook apps as jurisdictions legalize or provide necessary approvals. No customers under 21 years old are allowed to wager on any of our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.
We periodically divest of assets in order to raise capital, as a result of a determination that the assets are not core to our business, or due to regulatory requirement. A summary of recently completed divestitures of our properties as of March 31, 2023 is as follows:

Segment	Property	Date Sold	Sales Price
Regional	Belle of Baton Rouge Casino & Hotel	May 5, 2022	*

Discontinued operations:
N/A	William Hill International	July 1, 2022	£2.0 billion
___________________
*Not meaningful.

Investments and Partnerships
Pompano Joint Venture
In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino at our Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with our input and will submit it for our review and approval.
While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. We participate evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other costs, net on our Statements of Operations. As of March 31, 2023 and December 31, 2022, our investment in the joint venture was $81 million and $80 million, respectively, and is recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets. We have no further obligation to contribute additional real estate or cash as of March 31, 2023.
NeoGames
We held an investment in NeoGames S.A., a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On March 14, 2022, we sold our investment at fair value for $26 million and recorded a loss of $34 million during the three months ended March 31, 2022, which is included within Other income on the Statements of Operations.
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
Presentation of Financial Information
The presentation of financial information herein for the periods after the sale of our recently completed divestitures, described above, is not fully comparable to the periods prior to their respective sale dates.
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
Key Performance Metrics
Our primary source of revenue is generated by our gaming operations, our retail and online sports betting, as well as our online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment venues, retail shops, racing and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers staying at, or visiting, our properties and using our sports betting and iGaming applications.
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

Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results for the three months ended March 31, 2023 and 2022:
•Weather and Construction Disruptions – During the three months ended March 31, 2023, our Regional segment was negatively impacted by severe winter weather, particularly in northern Nevada, which caused poor and unsafe travel conditions reducing visitation to our Lake Tahoe and Reno properties. Additionally, in late August 2020, our Regional segment was negatively impacted by Hurricane Laura, causing severe damage to Isle of Capri Casino Hotel Lake Charles. As a result of the damage, the property remained closed during the construction of our new land-based casino, Horseshoe Lake Charles, which was completed and reopened in December 2022. During the three months ended March 31, 2022, we received insurance proceeds to replace damaged property which were in excess of the respective carrying value of the damaged assets, resulting in a gain of $38 million which is included in Transaction and other costs, net in our Statements of Operations.
•Caesars Sportsbook and Caesars Racebook – As new states and jurisdictions have legalized sports betting, we have made varying degrees of upfront investments which have been executed through marketing campaigns and promotional incentives to acquire new customers and establish our presence in the new state or jurisdiction. In connection with the launch of our Caesars Sportsbook app in the state of New York and Louisiana in January 2022, we experienced negative net revenue in the first quarter of 2022 resulting from a substantial amount of bonus cash and matched deposits issued to customers as sign-on incentives, which exceeded our gaming win. We continue to adjust our level of investment during the launch period in new jurisdictions based, in part, on prior experience and do not expect such investment to continue at elevated levels subsequent to the initial launch period. During the three months ended March 31, 2023, promotional and marketing expenses have significantly decreased as a result of these efforts, as compared to the prior year period.
•Economic Factors Impacting Discretionary Spending – Gaming and other leisure activities we offer represent discretionary expenditures which may be sensitive to economic downturns, such as the resurgence of the Omicron variant of COVID-19 that negatively impacted the first quarter of 2022. We also monitor the recent trends, including higher inflation and interest rates, and the related effects on our customers, and our operations.
•Divestitures and Discontinued Operations – See “Overview” section above for detail on properties divested, including related discontinued operations.

Results of Operations
The following table highlights the results of our operations:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Net revenues:
Las Vegas	$1,131	$914
Regional	1,389	1,363
Caesars Digital	238	(53)
Managed and Branded	69	66
Corporate and Other (a)	3	2
Total	$2,830	$2,292

Net loss	$(136)	$(680)

Adjusted EBITDA (b):
Las Vegas	$533	$400
Regional	448	459
Caesars Digital	(4)	(554)
Managed and Branded	19	20
Corporate and Other (a)	(38)	(29)
Total	$958	$296

Net loss margin	(4.8)%	(29.7)%
Adjusted EBITDA margin	33.9%	12.9%
___________________
(a)Corporate and Other includes revenues related to certain licensing arrangements and various revenue sharing agreements. Corporate and Other Adjusted EBITDA includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees and other general and administrative expenses.
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the three months ended March 31, 2023 and 2022” discussion later in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.
Consolidated comparison of the three months ended March 31, 2023 and 2022
Net Revenues
Net revenues were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2023	2022	Variance
Casino	$1,585	$1,292	$293	22.7%
Food and beverage	427	339	88	26.0%
Hotel	503	383	120	31.3%
Other	315	278	37	13.3%
Net revenues	$2,830	$2,292	$538	23.5%
Consolidated net revenues increased for the three months ended March 31, 2023 primarily due to improved gaming volumes, particularly in the Las Vegas segment, and increased occupancy and room rates due to strong leisure, group and convention demand. Additionally, in December 2022, Horseshoe Lake Charles reopened after its closure in 2020 due to severe damage from Hurricane Laura. Net revenues within the Caesars Digital segment increased significantly versus the prior year period due to a reduction in promotional allowances for new state launches coupled with higher hold. The Omicron variant of COVID-19 negatively impacted prior year results during the first quarter of 2022, including disruptions to convention and banquets, as well as disruptions to scheduled concert events. The Company continues to remain strategic with expanded partnerships with iconic entertainers to put on concerts and performances, and celebrity chefs to offer new food and beverage venues and menu options. Inclement weather across the country, particularly in northern Nevada, restricted travel and negatively offset these results.

Operating Expenses
Operating expenses were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2023	2022	Variance
Casino	$828	$1,064	$(236)	(22.2)%
Food and beverage	251	202	49	24.3%
Hotel	137	115	22	19.1%
Other	107	88	19	21.6%
General and administrative	509	499	10	2.0%
Corporate	79	69	10	14.5%
Depreciation and amortization	300	300	—	—%
Transaction and other costs, net	16	(35)	51	*
Total operating expenses	$2,227	$2,302	$(75)	(3.3)%
___________________
*    Not meaningful.
Casino expenses consist principally of salaries and wages associated with our gaming operations, gaming taxes and marketing and promotions costs attributable to our Caesars Digital segment. Food and beverage expenses consist principally of salaries and wages and costs of goods sold associated with our food and beverage operations. Hotel expenses consist principally of salaries, wages and supplies associated with our hotel operations. Other expenses consist principally of salaries and wages, costs of goods sold and professional talent fees associated with our retail, entertainment and other operations.
Casino expenses decreased for the three months ended March 31, 2023 as compared to the same prior year period as the first quarter of 2022 included significant advertising costs directly attributable to our Caesars Digital segment, due to promotion of our Caesars Sportsbook app and its expansion into new jurisdictions. Operating expenses have increased in connection with increased revenues, however, we continue to focus on labor efficiencies to manage rising labor costs and strategically manage our marketing and promotional spend to reduce our casino expenses. Similarly, we continue to manage recent increases in food costs by focusing on efficiencies within food and beverage venues and menu options.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal, internal audit, property taxes and marketing expenses indirectly related to our gaming and non-gaming operations. General and administrative expenses have remained comparable to the prior year period.
Transaction and other costs, net increased for the three months ended March 31, 2023 as compared to the same prior year period, mainly due to a gain of approximately $38 million recorded in the first quarter of 2022 as proceeds received for the Isle of Capri Casino Hotel Lake Charles property damage were in excess of the respective carrying value of the assets.
Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2023	2022	Variance
Interest expense, net	$(594)	$(552)	$(42)	(7.6)%
Loss on extinguishment of debt	(197)	—	(197)	*
Other income	3	4	(1)	(25.0)%
Benefit for income taxes	49	107	(58)	(54.2)%
___________________
*    Not meaningful.
Interest expense, net increased for the three months ended March 31, 2023, as compared to the same prior year period due to rising interest rates related to our variable rate debt. Further, our financing obligations related to our VICI Leases contain annual escalators, including escalators based on the Consumer Price Index (“CPI”), which take effect in November of each year and have resulted in increased interest expense year over year.

For the three months ended March 31, 2023, loss on extinguishment of debt was related to the early prepayments of the Caesars Resort Collection (“CRC”) Term Loan and the CRC Incremental Term Loan.
The income tax benefit for the three months ended March 31, 2023 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to state deferred tax benefits generated from net operating losses becoming available due to elections to treat certain subsidiary corporations as disregarded entities for income tax purposes. The income tax benefit for the three months ended March 31, 2022 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to nondeductible expenses and state income taxes.
When there is a recent history of operating losses and negative normalized earnings and a return to operating profitability has not yet been demonstrated, we cannot rely on projections of future taxable earnings for purposes of assessing recoverability of our deferred tax assets. In such cases, we use systematic and logical methods to estimate when deferred tax liabilities will reverse and generate taxable income and when deferred tax assets will reverse and generate tax deductions. Our most significant deferred tax asset relates to the failed sale-leaseback obligation with VICI and GLPI. The reversal of this deferred tax asset requires judgment and estimates and has a material impact on the determination of the amount of valuation allowance required.
As of March 31, 2023, we have provided a valuation allowance on a portion of our deferred tax assets that we believe will not be realized on a more likely than not basis. However, we have recently observed positive trends in our operating results and if these trends continue, in the foreseeable future we may determine that we will be able to realize a significant portion of these deferred tax assets. A future reversal of the valuation allowance on our deferred tax assets could result in an income tax benefit of $0.9 billion to $1.2 billion.
Segment comparison of the three months ended March 31, 2023 and 2022
Las Vegas Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2023	2022	Variance
Revenues:
Casino	$309	$291	$18	6.2%
Food and beverage	290	220	70	31.8%
Hotel	373	266	107	40.2%
Other	159	137	22	16.1%
Net Revenues	$1,131	$914	$217	23.7%

Table game drop	$939	$801	$138	17.2%
Table game hold %	22.1%	21.9%		0.2 pts
Slot handle	$2,749	$2,488	$261	10.5%

Hotel occupancy	95.4%	82.9%		12.5 pts

Adjusted EBITDA	$533	$400	$133	33.3%
Adjusted EBITDA margin	47.1%	43.8%		3.3 pts

Net income attributable to Caesars	$293	$168	$125	74.4%
Las Vegas segment’s net revenues, net income, Adjusted EBITDA and Adjusted EBITDA margin increased for the three months ended March 31, 2023, primarily due to the resurgence of the Omicron variant of COVID-19 which negatively impacted prior year results. Increased visitation drove higher hotel occupancy, room rates and higher food and beverage and entertainment revenues as compared to the prior year period. Group and conventions were also negatively impacted by COVID-19 in the first quarter of 2022 but have recovered strongly versus the prior year. Our food and beverage revenues are driven by higher restaurant covers and improved product mix with recent additions of casual and premier dining venues. Entertainment revenues have also increased as compared to the same prior year period, which included show cancellations and postponements due to the resurgence of the Omicron variant of COVID-19.
For the three months ended March 31, 2023, slot win percentage in the Las Vegas segment was within our typical range.

Regional Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2023	2022	Variance
Revenues:
Casino	$1,058	$1,070	$(12)	(1.1)%
Food and beverage	137	119	18	15.1%
Hotel	130	117	13	11.1%
Other	64	57	7	12.3%
Net revenues	$1,389	$1,363	$26	1.9%

Table game drop	$1,013	$1,057	$(44)	(4.2)%
Table game hold %	21.6%	22.2%		(0.6) pts
Slot handle	$10,552	$10,411	$141	1.4%

Adjusted EBITDA	$448	$459	$(11)	(2.4)%
Adjusted EBITDA margin	32.3%	33.7%		(1.4) pts

Net income attributable to Caesars	$75	$124	$(49)	(39.5)%
Regional segment’s net revenues increased slightly for the three months ended March 31, 2023 as compared to prior period, primarily due to the reopening of Horseshoe Lake Charles in the fourth quarter of 2022 and recovery from the resurgence of the Omicron variant of COVID-19 in the first quarter of 2022. In addition, our Regional segment also experienced net revenue growth due to improved food and beverage offerings, increased entertainment revenues and an increase in banquets. These increases were offset by the negative impact from severe winter weather, particularly in northern Nevada, where poor and unsafe travel conditions resulted from significant snowfall that reduced visitation to our Lake Tahoe and Reno properties. We also continue to monitor our competitive environment resulting from the opening of new casino resorts in the Chicagoland area and Philadelphia, Pennsylvania. As a result of these disruptions, net income and Adjusted EBITDA and Adjusted EBITDA margin decreased compared to the same prior year period.
Slot win percentage in the Regional segment for the three months ended March 31, 2023 was within our typical range.

Caesars Digital Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2023	2022	Variance
Revenues:
Casino (a)	$219	$(69)	$288	*
Other	19	16	3	18.8%
Net revenues	$238	$(53)	$291	*

Sports betting handle (b)	$3,401	$4,690	$(1,289)	(27.5)%
Sports betting hold %	6.2%	4.8%		1.4 pts

iGaming handle	$2,414	$2,177	$237	10.9%
iGaming hold %	3.1%	3.1%		(0) pts

Adjusted EBITDA	$(4)	$(554)	$550	99.3%
Adjusted EBITDA margin	(1.7)%	*		*

Net loss attributable to Caesars	$(32)	$(576)	$544	94.4%
___________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and poker of $77 million and $373 million for the three months ended March 31, 2023 and 2022, respectively. Promotional and complimentary incentives for poker were $4 million and $5 million for the three months ended March 31, 2023 and 2022, respectively.
(b)Caesars Digital generated an additional $328 million and $343 million of sports betting handle, for the three months ended March 31, 2023 and 2022, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 10.4% and 9.4%, for the three months ended March 31, 2023 and 2022, respectively. Sports betting handle includes $12 million and $13 million for the three months ended March 31, 2023 and 2022, respectively, related to horse racing and pari-mutuel wagers.
Caesars Digital includes the operations for retail and mobile sports betting, online casino, poker, and horse racing, which includes our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps. Caesars Digital’s net revenues, net loss, Adjusted EBITDA, and Adjusted EBITDA margin improved for the three months ended March 31, 2023 as compared to the prior period, primarily due lower year over year promotional offerings for new state launches, coupled with higher sports betting hold. We experienced negative net revenue in the first quarter of 2022 as a result of increased promotional offerings for new state launches in New York and Louisiana. We continue to refine our promotional intensity during the launch period in new jurisdictions based, in part, on prior experience and do not expect such investment to continue at elevated levels subsequent to initial launch periods. During the three months ended March 31, 2023, promotional and marketing expenses decreased significantly as a result of these efforts, as compared to the prior year period.
During the three months ended March 31, 2023, Caesars Digital began operations in Massachusetts and Ohio. In contrast to our prior year launch in New York and Louisiana, we utilized past experience and applied more modest strategies to target our level of investment into these new jurisdictions to maximize the return on our promotional offerings. As sports betting and online casinos expand through increased state legalization and customer adoption, variations in hold percentages and increases in marketing and promotional costs in highly competitive markets during promotional periods may negatively impact Caesars Digital’s net revenues, Adjusted EBITDA and Adjusted EBITDA margin in comparison to current or prior periods.
Sports betting and iGaming hold percentages in the Caesars Digital segment for the three months ended March 31, 2023 were within our typical range.

Managed and Branded Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2023	2022	Variance
Revenues:
Other	$69	$66	$3	4.5%
Net revenues	$69	$66	$3	4.5%

Adjusted EBITDA	$19	$20	$(1)	(5.0)%
Adjusted EBITDA margin	27.5%	30.3%		(2.8) pts

Net income (loss) attributable to Caesars	$19	$(211)	$230	*
___________________
*    Not meaningful.
We manage several properties and license rights to the use of certain of our brands. These revenue agreements typically include reimbursement of certain costs that we incur directly. Such costs are primarily related to payroll costs incurred on behalf of the properties under management. The revenue related to these reimbursable management costs has a direct impact on our evaluation of Adjusted EBITDA margin which, when excluded, reflects margins typically realized from such agreements. The table below presents the amount included in net revenues and total operating expenses related to these reimbursable costs.

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2023	2022	Variance
Reimbursable management revenue	$50	$46	$4	8.7%
Reimbursable management cost	50	46	4	8.7%
Corporate & Other

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2023	2022	Variance
Revenues:
Casino	$(1)	$—	$(1)	*
Other	4	2	2	100.0%
Net revenues	$3	$2	$1	50.0%

Adjusted EBITDA	$(38)	$(29)	$(9)	(31.0)%
___________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three Months Ended March 31, 2023 and 2022
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, (gain) loss on investments and marketable securities, stock-based compensation, impairment charges, equity in (income) loss of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss related to divestitures, changes in the fair value of certain derivatives and transaction costs associated with our acquisitions and divestitures such as (gain) loss on sale, sign-on and retention bonuses, severance expense, business integration and optimization costs, contract exit or termination costs, certain litigation awards and settlements, and certain regulatory settlements. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). It is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our leases with affiliates of GLPI and VICI and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following tables summarize our Adjusted EBITDA for the three months ended March 31, 2023 and 2022, respectively, in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended March 31,
(In millions)	2023	2022
Net loss attributable to Caesars	$(136)	$(680)
Discontinued operations, net of income taxes	—	229
Benefit for income taxes	(49)	(107)
Other income	(3)	(4)
Loss on extinguishment of debt	197	—
Interest expense, net	594	552
Depreciation and amortization	300	300
Transaction costs and other, net (a)	28	(19)
Stock-based compensation expense	27	25
Adjusted EBITDA	$958	$296
____________________
(a)Transaction costs and other, net for the three months ended March 31, 2023 primarily includes pre-opening costs in connection with new property openings, professional services for integration activities and non-cash changes in equity method investments. Transaction costs and other, net for the three months ended March 31, 2022 primarily represents a gain resulting from insurance proceeds received in excess of the respective carrying value of the assets damaged at Isle of Capri Casino Hotel Lake Charles by Hurricane Laura.
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
As of March 31, 2023, our cash on hand and revolving borrowing capacity was as follows:

(In millions)	March 31, 2023
Cash and cash equivalents	$965
Revolver capacity (a)	2,220
Revolver capacity committed to letters of credit	(82)
Revolver capacity committed as regulatory requirement	(48)
Total	$3,055
___________________
(a)Revolver capacity includes $2.25 billion under our CEI Revolving Credit Facility, maturing in January 2028, less $40 million reserved for specific purposes, and $10 million under our Baltimore Revolving Credit Facility, maturing in July 2023.
During the three months ended March 31, 2023, our operating activities generated cash inflows of $174 million, as compared to operating cash outflows of $246 million during the three months ended March 31, 2022, due to the results of operations described above.

On February 6, 2023, we entered into an Incremental Assumption Agreement No. 2 pursuant to which we incurred a new senior secured term loan facility in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B” and, together with the CEI Term Loan A, the “CEI Term Loans”) as a new term loan under the CEI Credit Agreement. The CEI Term Loan B requires scheduled quarterly amortization payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B bear interest at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the Adjusted Term SOFR, subject to a floor of 0.50% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the Prime Rate in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 3.25% per annum in the case of any Adjusted Term SOFR loan and 2.25% per annum in the case of any Base Rate loan, subject to one 0.25% step-down based on our net total leverage ratio. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature in February 2030.
On February 6, 2023, concurrently with the issuance of the CEI Term Loan B, we issued $2.0 billion in aggregate principal amount of 7.00% senior secured notes (the “CEI Senior Secured Notes due 2030”) pursuant to an indenture by and among the Company, the subsidiary guarantors party thereto from time to time, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2030 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2030 will mature in February 2030, with interest paid semi-annually on February 15 and August 15 of each year, commencing August 15, 2023.
The net proceeds from the CEI Term Loan B, along with the net proceeds from the issuance of the CEI Senior Secured Notes due 2030 described above, were used to repay the outstanding principal balance, including accrued and unpaid interest, of both the CRC Term Loan and the CRC Incremental Term Loan. Upon the termination of the CRC Term Loan and the CRC Incremental Term Loan, we recorded a loss on extinguishment of debt of $197 million.
On May 1, 2023, we elected to prepay the outstanding $400 million Convention Center Mortgage Loan utilizing cash on hand.
We expect that our primary capital requirements going forward will relate to the expansion and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Master Lease, the VICI Leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the remainder of 2023 include expansion projects, the rebranding of certain properties, implementation and migration of our Caesars Sportsbook and iGaming apps in certain states to our Liberty platform, and continued investment into new markets with our Caesars Sportsbook and iGaming applications in our Caesars Digital segment. In addition, we may, from time to time, seek to repurchase or prepay our outstanding indebtedness. Any such purchases or prepayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
We continue to expand into new markets with projects such as our partnership with the Eastern Band of Cherokee Indians to build and develop Caesars Virginia which is estimated to open in late 2024. The development has a budget of $650 million and is expected to include a premier destination resort casino along with a 500 room hotel and world-class casino floor including 1,300 slot machines, 85 live table games, a WSOP Poker Room, a Caesars Sportsbook, a live entertainment theater and 40,000 square feet of meeting and convention space. Additionally, Caesars announced plans to expand into Nebraska with the development of a Harrah’s casino and racetrack. The casino development is expected to feature a new one-mile horse racing surface, a 40,000-square-foot-casino and sportsbook with more than 400 slot machines and 20 table games, as well as a restaurant and retail space. During the construction of Caesars Virginia and Harrah’s in Nebraska, we anticipate opening and operating temporary facilities during 2023 while the permanent facilities are completed.
In 2020, we funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. As of March 31, 2023 and December 31, 2022, the restricted cash balance remaining in the escrow account was $88 million and $118 million, respectively, for future capital expenditures in New Jersey. The capital plan includes significant room renovations at both Caesars Atlantic City and Harrah’s Atlantic City, as well as the addition of new celebrity partnered restaurants. This amount is currently included in restricted cash in Other assets, net.

As a condition of the extension of the casino operating contract and ground lease for Harrah’s New Orleans, we are also required to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. The capital investment will involve the rebranding of the property to Caesars New Orleans which includes a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340-room hotel tower. The project has a current capital plan of approximately $430 million and, as of March 31, 2023, total capital expenditures have been $145 million since the project began.
Cash spent for capital expenditures totaled $272 million and $210 million for the three months ended March 31, 2023 and 2022, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our capital expenditures for the three months ended March 31, 2023, and an estimated range of capital expenditures for the remainder of 2023:

	Three Months Ended March 31, 2023	Estimate of Remaining Capital Expenditures for 2023
(In millions)	Actual	Low	High
Atlantic City	$30	$85	$85
Indiana racing operations	2	5	10
Total estimated capital expenditures from restricted cash	32	90	95
Growth and renovation projects	80	365	385
Caesars Digital	27	75	85
Maintenance projects	105	145	205
Total estimated capital expenditures from unrestricted cash	212	585	675

Caesars Virginia (a)	28	170	260

Total	$272	$845	$1,030
___________________
(a)We expect to receive approximately $200 million from the combination of our temporary casino operations and contributions from our joint venture partners to support the development of Caesars Virginia.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $601 million for the remainder of 2023. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations based on the Consumer Price Index (“CPI”). The increase in the CPI over the prior year resulted in an increase in our annual lease payments to VICI, which took effect in November 2022. We estimate our lease payments to VICI and GLPI to be approximately $1.0 billion for the remainder of 2023.
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
Debt and Master Lease Covenant Compliance
The Senior Credit Facilities, the CEI Term Loan B, the Baltimore Term Loan, the Baltimore Revolving Credit Facility and the indentures governing the CEI Senior Secured Notes due 2025, the CEI Senior Secured Notes due 2030, the CEI Senior Notes due 2027, the CRC Senior Secured Notes and the CEI Senior Notes due 2029 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit our ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.

Following the Third Amendment, the Amended CEI Revolving Credit Facility and the CEI Term Loan A include a maximum net total leverage ratio financial covenant of 7.25:1 until December 31, 2024 and 6.50:1 from and after December 31, 2024. In addition, the Amended CEI Revolving Credit Facility and the CEI Term Loan A include a minimum fixed charge coverage ratio financial covenant of 1.75:1 until December 31, 2024 and 2.0:1 from and after December 31, 2024. From and after the repayment of the CEI Term Loan A, the financial covenants applicable to the Amended CEI Revolving Credit Facility will be tested solely to the extent that certain testing conditions are satisfied. The Baltimore Revolving Credit Facility includes a net senior secured leverage ratio financial covenant of 5.0:1. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.
The GLPI Leases and VICI Leases contain certain covenants requiring minimum capital expenditures based on a percentage of net revenues along with maintaining certain financial ratios.
As of March 31, 2023, we were in compliance with all of the applicable financial covenants described above.
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
As of March 31, 2023, we have acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the three months ended March 31, 2023 and 2022.
Contractual Obligations
There have been no other material changes during the three months ended March 31, 2023 to our contractual obligations as disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 7 to our unaudited Financial Statements, which is included elsewhere in this report, for additional information regarding contractual obligations.
Other Liquidity Matters
We are faced with certain contingencies, from time to time, involving litigation, claims, assessments, environmental remediation or compliance. These commitments and contingencies are discussed in greater detail in “Part II, Item 1. Legal Proceedings” and Note 7 to our unaudited Financial Statements, both of which are included elsewhere in this report. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022.
Critical Accounting Policies
Our critical accounting policies disclosures are included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes since December 31, 2022. We have not substantively changed the application of our policies, and there have been no material changes in assumptions or estimation techniques used as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
As of March 31, 2023, long-term variable-rate borrowings totaled $3.5 billion under the CEI Term Loans and the Baltimore Term Loan, and no amounts were outstanding under the CEI Revolving Credit Facility or the Baltimore Revolving Credit Facility. Long-term variable-rate borrowings under the CEI Term Loans and the Baltimore Term Loan represented approximately 27% of consolidated long-term debt as of March 31, 2023. As of March 31, 2023, the weighted average interest rates on our variable and fixed rate debt were 7.70% and 6.53%, respectively.
We have variable rate debt instruments which are subject to London Interbank Offered Rate (“LIBOR”) and Term SOFR interest rates plus a reasonable margin. Our Baltimore Term Loan is subject to LIBOR, which was discontinued by lending institutions for new debt agreements and after June 30, 2023 no additional LIBOR rates are expected to be available. The Baltimore Term Loan will be subject to an alternate borrowing rate upon the termination of LIBOR, which will continue to be a variable rate.
We evaluate our exposure to market risk by monitoring interest rates in the marketplace and have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There were no other material quantitative changes in our market risk exposure, or how such risks are managed, for the three months ended March 31, 2023.
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
(b)Changes in Internal Controls
There were no significant changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10‑Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our “Legal Proceedings,” refer to Note 7 to our Consolidated Condensed Financial Statements located elsewhere in this Quarterly Report on Form 10-Q and Note 11 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Any forward-looking statements are based upon underlying assumptions, including any assumptions mentioned with the specific statements that are in turn based upon internal estimates and analyses of market conditions and trends, management plans and strategies, economic conditions and other factors. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, and are subject to change. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend upon future circumstances that may not occur. These risks and uncertainties include: (a) the impacts of economic and market conditions; (b) our ability to successfully operate our digital betting and iGaming platform and expand its user base; (c) risks associated with our leverage and our ability to reduce our leverage; (d) the effects of competition on our business and results of operations; (e) the effects of inflation, supply chain constraints and continuing impacts of COVID-19; and (f) additional factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q and our most recent Annual Reports on Form 10-K as filed with the Securities and Exchange Commission. Actual results may differ materially from any future results, performance or achievements expressed or implied by such statements and forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved.
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

Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to those risk factors during the three months ended March 31, 2023.
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

4.1
Indenture, dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Previously filed on Form 8-K filed on February 6, 2023.

4.2
Supplemental Indenture, dated as of March 24, 2023, to Indenture, dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Filed herewith.

10.1†	Amended and Restated Executive Employment Agreement, dated as of August 1, 2022, by and between Caesars Enterprise Services, LLC and Stephanie Lepori.	Filed herewith.

10.2*
Incremental Assumption Agreement No. 2, dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on February 6, 2023.

10.3	Twelfth Amendment to Lease, dated as of August 25, 2022, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Filed herewith.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

99.1	Financial Information of Caesars Resort Collection, LLC	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.
___________________
†Denotes a management contract or compensatory plan or arrangement.
*Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

Date: May 2, 2023	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2023	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)