Form 10-Q
period 2023-06-30
Caesars Entertainment, Inc.
filed 2023-08-01
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of July 27, 2023 was 215,289,873.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,122	$1,038
Restricted cash	126	131
Accounts receivable, net	526	611
Inventories	53	59
Prepayments and other current assets	300	263
Total current assets	2,127	2,102
Investments in and advances to unconsolidated affiliates	91	94
Property and equipment, net	14,633	14,598
Goodwill	11,004	11,004
Intangible assets other than goodwill	4,661	4,714
Deferred tax asset	46	—
Other assets, net	916	1,015
Total assets	$33,478	$33,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$299	$314
Accrued interest	369	318
Accrued other liabilities	1,981	1,928
Current portion of long-term debt	68	108
Total current liabilities	2,717	2,668
Long-term financing obligations	12,686	12,610
Long-term debt	12,480	12,659
Deferred tax liability	68	987
Other long-term liabilities	860	852
Total liabilities	28,811	29,776
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	4,545	3,713
Noncontrolling interests	122	38
Total stockholders’ equity	4,667	3,751
Total liabilities and stockholders’ equity	$33,478	$33,527
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
REVENUES:
Casino	$1,584	$1,549	$3,169	$2,841
Food and beverage	435	422	862	761
Hotel	525	519	1,028	902
Other	335	331	650	609
Net revenues	2,879	2,821	5,709	5,113
EXPENSES:
Casino	817	825	1,645	1,889
Food and beverage	258	242	509	444
Hotel	143	134	280	249
Other	111	105	218	193
General and administrative	499	517	1,008	1,016
Corporate	86	76	165	145
Depreciation and amortization	323	306	623	606
Transaction and other costs, net	33	14	49	(21)
Total operating expenses	2,270	2,219	4,497	4,521
Operating income	609	602	1,212	592
OTHER EXPENSE:
Interest expense, net	(586)	(559)	(1,180)	(1,111)
Loss on extinguishment of debt	—	—	(197)	—
Other income	3	45	6	49
Total other expense	(583)	(514)	(1,371)	(1,062)
Income (loss) from continuing operations before income taxes	26	88	(159)	(470)
Benefit (provision) for income taxes	902	(52)	951	55
Income (loss) from continuing operations, net of income taxes	928	36	792	(415)
Discontinued operations, net of income taxes	—	(157)	—	(386)
Net income (loss)	928	(121)	792	(801)
Net income attributable to noncontrolling interests	(8)	(2)	(8)	(2)
Net income (loss) attributable to Caesars	$920	$(123)	$784	$(803)

Net income (loss) per share - basic and diluted:
Basic income (loss) per share from continuing operations	$4.27	$0.16	$3.65	$(1.95)
Basic loss per share from discontinued operations	—	(0.73)	—	(1.80)
Basic income (loss) per share	$4.27	$(0.57)	$3.65	$(3.75)
Diluted income (loss) per share from continuing operations	$4.26	$0.16	$3.63	$(1.95)
Diluted loss per share from discontinued operations	—	(0.73)	—	(1.80)
Diluted income (loss) per share	$4.26	$(0.57)	$3.63	$(3.75)
Weighted average basic shares outstanding	215	214	215	214
Weighted average diluted shares outstanding	216	215	216	214
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$928	$(121)	$792	$(801)
Foreign currency translation adjustments	(1)	(44)	1	(77)
Change in fair market value of interest rate swaps, net of tax	—	7	—	20
Other	1	1	5	1
Other comprehensive income (loss), net of tax	—	(36)	6	(56)
Comprehensive income (loss)	928	(157)	798	(857)
Comprehensive income attributable to noncontrolling interests	(8)	(2)	(8)	(2)
Comprehensive income (loss) attributable to Caesars	$920	$(159)	$790	$(859)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2021	—	$—	214	$—	$6,877	$(2,410)	$36	$(23)	$61	$4,541
Stock-based compensation	—	—	—	—	25	—	—	—	—	25
Net loss	—	—	—	—	—	(680)	—	—	—	(680)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(20)	—	—	(20)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(20)	—	—	—	—	(20)
Balance, March 31, 2022	—	$—	214	$—	$6,882	$(3,090)	$16	$(23)	$61	$3,846
Stock-based compensation	—	—	—	—	26	—	—	—	—	26
Net income (loss)	—	—	—	—	—	(123)	—	—	2	(121)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(36)	—	—	(36)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(3)	—	—	—	—	(3)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance, June 30, 2022	—	$—	214	$—	$6,905	$(3,213)	$(20)	$(23)	$62	$3,711

Balance, December 31, 2022	—	$—	215	$—	$6,953	$(3,309)	$92	$(23)	$38	$3,751
Stock-based compensation	—	—	—	—	27	—	—	—	—	27
Net loss	—	—	—	—	—	(136)	—	—	—	(136)
Other comprehensive income, net of tax	—	—	—	—	—	—	6	—	—	6
Shares withheld related to net share settlement of stock awards	—	—	—	—	(13)	—	—	—	—	(13)
Balance, March 31, 2023	—	$—	215	$—	$6,967	$(3,445)	$98	$(23)	$38	$3,635
Stock-based compensation	—	—	—	—	29	—	—	—	—	29
Net income	—	—	—	—	—	920	—	—	8	928
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	76	76
Balance, June 30, 2023	—	$—	215	$—	$6,995	$(2,525)	$98	$(23)	$122	$4,667
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$792	$(801)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	386
Depreciation and amortization	623	606
Amortization of deferred financing costs and discounts	104	154
Provision for doubtful accounts	22	10
Loss on extinguishment of debt	197	—
Non-cash lease amortization	31	28
(Gain) loss on investments	(4)	49
Stock compensation expense	56	51
Loss on sale of business and disposal of property and equipment	9	3
Deferred income taxes	(951)	(55)
Gain on derivatives	—	(73)
Other non-cash adjustments to net income (loss)	23	(61)
Change in operating assets and liabilities:
Accounts receivable	23	(28)
Prepaid expenses and other assets	(12)	(30)
Income taxes payable	(12)	(1)
Accounts payable, accrued expenses and other liabilities	52	(122)
Net cash provided by operating activities	953	116

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(573)	(471)
Acquisition of gaming rights and trademarks	(15)	—
Proceeds from sale of business, property and equipment, net of cash sold	1	4
Proceeds from the sale of investments	3	121
Proceeds from insurance related to property damage	—	33
Other	40	—
Net cash used in investing activities	(544)	(313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	4,840	750
Repayments of long-term debt and revolving credit facilities	(5,204)	(878)
Financing obligation payments	(4)	—
Debt issuance and extinguishment costs	(79)	—
Contributions from noncontrolling interest owners	77	—
Distributions to noncontrolling interest	(1)	—
Taxes paid related to net share settlement of equity awards	(14)	(23)
Net cash used in financing activities	(385)	(151)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	—	(18)
Cash flows from investing activities	—	(82)
Cash flows from financing activities	—	—
Net cash from discontinued operations	—	(100)

Effect of foreign currency exchange rates on cash	—	(29)
Increase (decrease) in cash, cash equivalents and restricted cash	24	(477)
Cash, cash equivalents and restricted cash, beginning of period	1,303	2,021
Cash, cash equivalents and restricted cash, end of period	$1,327	$1,544

	Six Months Ended June 30,
(In millions)	2023	2022
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$1,122	$997
Restricted cash	126	145
Restricted and escrow cash included in other assets, net	79	210
Cash, cash equivalents and restricted cash held for sale - discontinued operations	—	192
Total cash, cash equivalents and restricted cash	$1,327	$1,544
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid for debt	$401	$391
Cash interest paid for rent related to financing obligations	640	595
Income taxes paid, net	11	14
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	163	115
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
Description of Business
The Company owns, leases, brands or manages an aggregate of 53 domestic properties in 18 states with approximately 52,700 slot machines, video lottery terminals and e-tables, approximately 2,700 table games and approximately 47,200 hotel rooms as of June 30, 2023. The Company operates and conducts sports wagering across 30 jurisdictions in North America, 22 of which offer mobile sports betting, and operates regulated online real money gaming businesses in six jurisdictions in North America. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by our casino properties’ gaming operations, retail and online sports betting, online gaming, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
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
Divestitures
We periodically divest of assets in order to raise capital, as a result of a determination that the assets are not core to our business, or due to regulatory requirements. A summary of recently completed divestitures of our properties as of June 30, 2023 is as follows:

Segment	Property	Date Sold	Sales Price
Regional	Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)	May 5, 2022	*

Discontinued operations:
N/A	William Hill International	July 1, 2022	£2.0 billion
____________________
*Not meaningful.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following information presents the net revenues and net loss of recently completed divestitures:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(In millions)	Baton Rouge	William Hill International	Baton Rouge	William Hill International
Net revenues	$2	$401	$6	$820
Net loss	(1)	(145)	(1)	(448)
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
Restricted Cash
Restricted cash includes certificates of deposit and similar instruments that are subject to remeasurement on a recurring basis, as well as cash deposits which are restricted under certain operating agreements, regulatory requirement, or for future capital expenditures in the normal course of business.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Advertising
Advertising costs are expensed in the period the advertising first occurs. Advertising costs for the three months ended June 30, 2023 and 2022 were $52 million and $106 million, respectively, and for the six months ended June 30, 2023 and 2022 totaled $120 million and $376 million, respectively, and are included within operating expenses. Advertising costs in the six months ended June 30, 2022 included significant television, radio and internet marketing campaigns promoting our Caesars Sportsbook. Advertising costs related to the Caesars Digital segment are primarily recorded in Casino expense.
Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Interest expense	$597	$567	$1,201	$1,127
Capitalized interest	(8)	(5)	(14)	(11)
Interest income	(3)	(3)	(7)	(5)
Total interest expense, net	$586	$559	$1,180	$1,111
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
While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such, the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other costs, net on the Statements of Operations. As of both June 30, 2023 and December 31, 2022, the Company’s investment in the joint venture was $80 million and is recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets. The Company has no further obligation to contribute additional real estate or cash as of June 30, 2023.
NeoGames
The Company held an investment in NeoGames S.A., a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On March 14, 2022, the Company sold its investment at fair value for $26 million and recorded a loss of $34 million during the six months ended June 30, 2022, which is included within Other income on the Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 4. Property and Equipment

(In millions)	June 30, 2023	December 31, 2022
Land	$2,088	$2,092
Buildings, riverboats, and leasehold and land improvements	13,364	13,094
Furniture, fixtures, and equipment	2,241	2,054
Construction in progress	474	351
Total property and equipment	18,167	17,591
Less: accumulated depreciation	(3,534)	(2,993)
Total property and equipment, net	$14,633	$14,598
A portion of our property and equipment is subject to various operating leases for which we are the lessor. Leased property includes our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Depreciation expense	$287	$255	$551	$498
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
(In millions)	Amortizing Intangible Assets	Goodwill	Other
Balances as of December 31, 2022	$1,060	$11,004	$3,654
Amortization expense	(72)	—	—
Acquisition of gaming rights and trademarks	15	—	4
Balances as of June 30, 2023	$1,003	$11,004	$3,658

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	June 30, 2023				December 31, 2022
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$587	$(318)	$269	$587	$(276)	$311
Gaming rights and other	10 - 34 years	227	(21)	206	212	(16)	196
Trademarks	15 years	313	(82)	231	313	(73)	240
Reacquired rights	24 years	250	(23)	227	250	(17)	233
Technology	6 years	110	(40)	70	110	(30)	80
		$1,487	$(484)	1,003	$1,472	$(412)	1,060

Non-amortizing intangible assets other than Goodwill
Trademarks				1,998			1,998
Gaming rights				1,137			1,133
Caesars Rewards				523			523
				3,658			3,654
Total amortizing and non-amortizing intangible assets other than Goodwill, net				$4,661			$4,714
Amortization expense with respect to intangible assets for the three months ended June 30, 2023 and 2022 totaled $36 million and $51 million, respectively, and for the six months ended June 30, 2023 and 2022 totaled $72 million and $108 million, respectively, which is included in depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2023	Years Ended December 31,
(In millions)		2024	2025	2026	2027	2028
Estimated annual amortization expense	$71	$128	$120	$120	$78	$41
Note 6. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the Balance Sheets:

	June 30, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$2	$—	$—	$2
Total assets at fair value	$2	$—	$—	$2

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$2	$2	$—	$4
Total assets at fair value	$2	$2	$—	$4

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Forward Contracts
The Company entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP. During the three and six months ended June 30, 2022, the Company recorded gains of $55 million and $76 million, respectively, related to forward contracts, which have been recorded in Other income (loss) on the Statements of Operations. All forward contracts were settled as of July 1, 2022.
Interest Rate Swap Derivatives
The Company used interest rate swaps to manage the mix of debt between fixed and variable rate instruments. The term of the last interest rate swaps ended on December 31, 2022.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component, net of tax, for the periods through June 30, 2023 and 2022 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2021	$73	$(36)	$(1)	$36
Other comprehensive income (loss) before reclassifications	5	(33)	—	(28)
Amounts reclassified from accumulated other comprehensive income	8	—	—	8
Total other comprehensive income (loss), net of tax	13	(33)	—	(20)
Balances as of March 31, 2022	$86	$(69)	$(1)	$16
Other comprehensive income (loss) before reclassifications	1	(44)	1	(42)
Amounts reclassified from accumulated other comprehensive income	6	—	—	6
Total other comprehensive income (loss), net of tax	7	(44)	1	(36)
Balances as of June 30, 2022	$93	$(113)	$—	$(20)

Balances as of December 31, 2022	$94	$(1)	$(1)	$92
Other comprehensive income (loss) before reclassifications	—	2	4	6
Total other comprehensive income (loss), net of tax	—	2	4	6
Balances as of March 31, 2023	$94	$1	$3	$98
Other comprehensive income (loss) before reclassifications	—	(1)	1	—
Total other comprehensive income (loss), net of tax	—	(1)	1	—
Balances as of June 30, 2023	$94	$—	$4	$98
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
COVID-19 Insurance Claims
The COVID-19 public health emergency had a significant impact on the Company’s business and employees, as well as the communities where the Company operates and serves. The Company purchased broad property insurance coverage to protect against “all risk of physical loss or damage” and resulting business interruption, unless specifically excluded by policies. The Company submitted claims for losses incurred as a result of the COVID-19 public health emergency which exceed $2 billion. The insurance carriers under the Company’s insurance policies have asserted that the policies do not cover losses incurred by the Company as a result of the COVID-19 public health emergency and have refused to make payments under the applicable policies. Therefore, on March 19, 2021, the Company filed a lawsuit against its insurance carriers in the state court in Clark County, Nevada. On June 8, 2021, the Company filed an amended complaint. Litigation in this matter has been temporarily stayed as the parties await a decision from the Nevada Supreme Court in a separate similar case, in which the decision may affect the Company’s claims in this matter. There can be no assurances as to the outcome of this litigation.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Contractual Commitments
Capital Commitments
Harrah’s New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board, entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation and the City entered into a Second Amended and Restated Lease Agreement. Based on these amendments related to Harrah’s New Orleans, the Company is required to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. The capital investment will involve the rebranding of the property to Caesars New Orleans which includes a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340-room hotel tower. The project has a current capital plan of approximately $430 million, and as of June 30, 2023, total capital expenditures have been $187 million since the project began.
Atlantic City
As required by the New Jersey Gaming Control Board, in 2020, the Company funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. The capital plan includes significant room renovations at both Caesars Atlantic City and Harrah’s Atlantic City, as well as the addition of new restaurants with celebrity partners. As of June 30, 2023 and December 31, 2022, the restricted cash balance remaining in the escrow account was $59 million and $118 million, respectively. This amount is currently included in restricted cash in Other assets, net.
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Additionally, a selection of such partnerships provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of June 30, 2023 and December 31, 2022, obligations related to these agreements were $788 million and $898 million, respectively, with contracts extending through 2040. These obligations include leasing of event suites that are generally considered short-term leases for which the Company does not record a right of use asset or lease liability. The Company recognizes expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability as of June 30, 2023 and December 31, 2022, was $207 million and $203 million, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 8. Long-Term Debt

	June 30, 2023				December 31, 2022
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
Baltimore Revolving Credit Facility (a)	2023	variable	$—	$—	$—
Baltimore Term Loan (a)	2024	variable	250	247	262
CEI Revolving Credit Facility	2028	variable	—	—	—
CEI Term Loan A	2028	variable	731	729	747
CEI Term Loan B	2030	variable	2,494	2,441	—
CRC Senior Secured Notes	2025	5.75%	989	980	979
CEI Senior Secured Notes due 2025	2025	6.25%	3,399	3,367	3,360
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,977	—
Convention Center Mortgage Loan	N/A	N/A	—	—	400
CRC Incremental Term Loan	N/A	N/A	—	—	972
CRC Term Loan	N/A	N/A	—	—	3,243
Unsecured Debt
CEI Senior Notes due 2027	2027	8.125%	1,611	1,591	1,589
CEI Senior Notes due 2029	2029	4.625%	1,200	1,187	1,186
Special Improvement District Bonds	2037	4.30%	45	45	47
Long-term notes and other payables			2	2	2
Total debt			12,721	12,566	12,787
Current portion of long-term debt			(68)	(68)	(108)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(18)	(20)
Long-term debt			$12,653	$12,480	$12,659

Unamortized discounts and deferred finance charges				$173	$318
Fair value			$12,607
____________________
(a)The Baltimore Revolving Credit Facility matured on July 7, 2023, and as described below, the Baltimore Term Loan was fully repaid on July 17, 2023.

Annual Estimated Debt Service Requirements as of June 30, 2023
	Remaining	Years Ended December 31,
(In millions)	2023	2024 (a)	2025	2026	2027	Thereafter	Total
Annual maturities of long-term debt	$33	$314	$4,453	$65	$1,676	$6,180	$12,721
Estimated interest payments	450	860	800	520	510	790	3,930
Total debt service obligation (b)	$483	$1,174	$5,253	$585	$2,186	$6,970	$16,651
____________________
(a)Maturity of $249 million in 2024 was repaid on July 17, 2023.
(b)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking SOFR curve, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of June 30, 2023 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of June 30, 2023 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Terms of Outstanding Debt
Baltimore Term Loan and Baltimore Revolving Credit Facility
We consolidate the aggregate principal amount of Horseshoe Baltimore’s senior secured term loan facility (the “Baltimore Term Loan”) and amount outstanding, if any, under Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”). The Baltimore Term Loan matures in July 2024 and was subject to a variable rate of interest calculated as London Interbank Offered Rate (“LIBOR”) plus 4.00%. On May 1, 2023, the Baltimore Term Loan’s benchmark interest rate was amended from LIBOR to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus adjustment for the applicable period. The Baltimore Revolving Credit Facility had borrowing capacity of up to $10 million, subject to a variable rate of interest calculated as Term SOFR plus 4.00% subject to one 0.25% step-down based on senior secured leverage ratio, the ratio of first lien senior secured net debt to adjusted earnings before interest, taxes, depreciation and amortization. The Baltimore Revolving Credit Facility matured on July 7, 2023. As of June 30, 2023, there was $10 million of available borrowing capacity under the Baltimore Revolving Credit Facility. On June 30, 2023, the Company prepaid $15 million of the outstanding principal balance of the Baltimore Term Loan. On July 17, 2023, following the acquisition of the remaining 24% equity interest in Horseshoe Baltimore, the Company permanently repaid the outstanding principal balance of the Baltimore Term Loan of $250 million by utilizing the CEI Revolving Credit Facility. In connection with the repayment, the Company recognized a $3 million loss on the early extinguishment of debt.
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
Borrowings under the Senior Credit Facilities bear interest, paid monthly, at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on SOFR for the applicable interest period plus an adjustment of 0.10% per annum (“Adjusted Term SOFR”), subject to a floor of 0% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Adjusted Term SOFR loan and 1.25% per annum in the case of any Base Rate loan, subject to three 0.25% step-downs based on the Company’s net total leverage ratio. In addition, on a quarterly basis, the Company is required to pay each lender under the Amended CEI Revolving Credit Facility a commitment fee in respect of any unused commitments under the Amended CEI Revolving Credit Facility in the amount of 0.35% per annum of the principal amount of the unused commitments of such lender, subject to three 0.05% step-downs based on the Company’s net total leverage ratio.
On February 6, 2023, Caesars entered into an Incremental Assumption Agreement No. 2 pursuant to which the Company incurred a new senior secured term loan facility in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B” and, together with the CEI Term Loan A, the “CEI Term Loans”) as a new term loan under the CEI Credit Agreement. The CEI

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Term Loan B requires scheduled quarterly amortization payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B bear interest, paid monthly, at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the Adjusted Term SOFR, subject to a floor of 0.50% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the Prime Rate in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 3.25% per annum in the case of any Adjusted Term SOFR loan and 2.25% per annum in the case of any Base Rate loan, subject to one 0.25% step-down based on the Company’s net total leverage ratio. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature in February 2030.
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
During the six months ended June 30, 2023, the Company utilized and fully repaid the CEI Revolving Credit Facility. Such activity is presented in the financing section in the Statements of Cash Flows. As of June 30, 2023, the Company had $2.1 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $71 million in outstanding letters of credit, $48 million committed for regulatory purposes, and the reserves described above.
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
CEI Senior Secured Notes due 2025
On July 6, 2020, the Escrow Issuer issued $3.4 billion in aggregate principal amount of 6.25% Senior Secured Notes due 2025 pursuant to an indenture dated July 6, 2020 (the “CEI Senior Secured Notes due 2025”), by and among the Escrow Issuer, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2025 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2025 will mature on July 1, 2025, with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year. On April 5, 2023, the Company purchased $1 million in principal amount of the CEI Senior Secured Notes due 2025.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
The CRC Term Loan and the CRC Incremental Term Loan were subject to the terms described below prior to repayment. The Company repaid the $3.4 billion outstanding principal amount of the CRC Term Loan and the $1.0 billion outstanding principal amount of the CRC Incremental Term Loan on February 6, 2023, with proceeds from a new CEI Term Loan B and new CEI Senior Secured Notes due 2030, both of which are described above.
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
Debt Covenant Compliance
The Senior Credit Facilities, the CEI Term Loan B, the Baltimore Term Loan, the Baltimore Revolving Credit Facility and the indentures governing the CRC Senior Secured Notes, the CEI Senior Secured Notes due 2025, the CEI Senior Secured Notes due 2030, the CEI Senior Notes due 2027, and the CEI Senior Notes due 2029 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions. The Baltimore Revolving Credit Facility included a net senior secured leverage ratio financial covenant of 5.0:1. The Baltimore Revolving Credit Facility matured on July 7, 2023 and the Baltimore Term Loan was repaid in full on July 17, 2023.
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
As of June 30, 2023, the Company was in compliance with all of the applicable financial covenants described above.

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

	Three Months Ended June 30, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$313	$1,078	$194	$—	$(1)	$1,584
Food and beverage	293	142	—	—	—	435
Hotel	353	172	—	—	—	525
Other	169	69	22	72	3	335
Net revenues	$1,128	$1,461	$216	$72	$2	$2,879

	Three Months Ended June 30, 2022
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$315	$1,098	$137	$—	$(1)	$1,549
Food and beverage	291	131	—	—	—	422
Hotel	358	161	—	—	—	519
Other	178	65	15	74	(1)	331
Net revenues	$1,142	$1,455	$152	$74	$(2)	$2,821

	Six Months Ended June 30, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$622	$2,136	$413	$—	$(2)	$3,169
Food and beverage	583	279	—	—	—	862
Hotel	726	302	—	—	—	1,028
Other	328	133	41	141	7	650
Net revenues	$2,259	$2,850	$454	$141	$5	$5,709

	Six Months Ended June 30, 2022
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$606	$2,168	$68	$—	$(1)	$2,841
Food and beverage	511	250	—	—	—	761
Hotel	624	278	—	—	—	902
Other	315	122	31	140	1	609
Net revenues	$2,056	$2,818	$99	$140	$—	$5,113

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Accounts Receivable, Net
(In millions)	June 30, 2023	December 31, 2022
Casino	$206	$259
Food and beverage and hotel	163	144
Other	157	208
Accounts receivable, net	$526	$611
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
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2023	2022	2023	2022	2023	2022
Balance at January 1	$45	$48	$87	$91	$693	$560
Balance at June 30	45	45	92	98	807	665
Increase / (decrease)	$—	$(3)	$5	$7	$114	$105
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended June 30, 2023 and 2022, we recognized approximately $525 million and $519 million, respectively, and during the six months ended June 30, 2023 and 2022, we recognized approximately $1.0 billion and $902 million, respectively, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Other revenue in the Statements of Operations and during the three months ended June 30, 2023 and 2022, lease revenue related to conventions was approximately $12 million and $13 million, respectively, and during the six months ended June 30, 2023 and 2022, lease revenue related to conventions was approximately $26 million and $19 million, respectively.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended June 30, 2023 and 2022, we recognized approximately $43 million and $47 million, respectively, and during the six months ended June 30, 2023 and 2022, we recognized approximately $80 million and $83 million, respectively, of real estate lease revenue.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Real estate lease revenue includes $16 million of variable rental income for both three months ended June 30, 2023 and 2022, and $30 million and $28 million for the six months ended June 30, 2023 and 2022, respectively.
Note 10. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income (loss) from continuing operations attributable to Caesars, net of income taxes	$920	$34	$784	$(417)
Discontinued operations, net of income taxes	—	(157)	—	(386)
Net income (loss) attributable to Caesars	$920	$(123)	$784	$(803)
Shares outstanding:
Weighted average shares outstanding – basic	215	214	215	214
Effect of dilutive securities:
Stock-based compensation awards	1	1	1	—
Weighted average shares outstanding – diluted	216	215	216	214

Basic income (loss) per share from continuing operations	$4.27	$0.16	$3.65	$(1.95)
Basic loss per share from discontinued operations	—	(0.73)	—	(1.80)
Net income (loss) per common share attributable to common stockholders – basic:	$4.27	$(0.57)	$3.65	$(3.75)

Diluted income (loss) per share from continuing operations	$4.26	$0.16	$3.63	$(1.95)
Diluted loss per share from discontinued operations	—	(0.73)	—	(1.80)
Net income (loss) per common share attributable to common stockholders – diluted:	$4.26	$(0.57)	$3.63	$(3.75)
For a period in which the Company generated a net loss from continuing operations, the Weighted average shares outstanding - basic was used in calculating Diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

Weighted-Average Number of Anti-Dilutive Shares Excluded from the Calculation of Earnings per Share
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Stock-based compensation awards	3	2	3	3
Total anti-dilutive common stock	3	2	3	3
Note 11. Stock-Based Compensation and Stockholders’ Equity
Stock-Based Awards
The Company maintains long-term incentive plans which allow for granting stock-based compensation awards to directors, employees, officers, and consultants or advisers who render services to the Company or its subsidiaries, based on Company Common Stock, including stock options, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based performance stock units (“MSUs”), stock appreciation rights, and other stock-based awards or dividend equivalents. Forfeitures are recognized in the period in which they occur.
Total stock-based compensation expense in the accompanying Statements of Operations totaled $29 million and $26 million during the three months ended June 30, 2023 and 2022, respectively, and $56 million and $51 million during the six months ended June 30, 2023 and 2022, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
2015 Equity Incentive Plan (“2015 Plan”)
During the six months ended June 30, 2023, as part of the annual incentive program, the Company granted 1.4 million RSUs to eligible participants with an aggregate fair value of $74 million and a ratable vesting period of one to three years. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
During the six months ended June 30, 2023, the Company also granted 192 thousand PSUs that are scheduled to vest over a period of two to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached. The aggregate value of PSUs granted during the year was $10 million as of June 30, 2023.
In addition, during the six months ended June 30, 2023, the Company granted 379 thousand MSUs that are scheduled to cliff vest over a period of one to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the six months ended June 30, 2023 was $31 million.
During the six months ended June 30, 2023, there were no grants of stock options and 88 stock options were exercised. In addition, during the six months ended June 30, 2023, 596 thousand, 237 thousand and 20 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 Plan.
Outstanding at End of Period

	June 30, 2023		December 31, 2022
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Stock options	—	$—	88	$30.63
Restricted stock units	2,598,976	59.13	1,863,481	66.87
Performance stock units	336,298	50.89	383,157	51.73
Market-based stock units	1,070,107	82.62	741,803	83.24
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
As of June 30, 2023, the Company has acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the six months ended June 30, 2023 and 2022.
Note 12. Income Taxes
The Company’s provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. However, the Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three and six months ended June 30, 2023. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, and therefore, the historical method would not provide a reliable estimate for the three and six months ended June 30, 2023.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Income Tax Allocation
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Income (loss) from continuing operations before income taxes	$26	$88	$(159)	$(470)
Benefit (provision) for income taxes	902	(52)	951	55
Effective tax rate	*	59.1%	*	11.7%
____________________
*    Not meaningful.
The Company classifies accruals for uncertain tax positions within Other long-term liabilities on the Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Prior to June 30, 2023, the Company provided a valuation allowance on certain federal, state and foreign deferred tax assets that were not deemed realizable based upon estimates of future income at that time. In the last five quarters, the Company began to observe positive trends in income. As of June 30, 2023, the Company evaluated its forecasted adjusted taxable income and objectively verifiable evidence and placed substantial weight on its 2022 and 2023 quarterly earnings, adjusted for non-recurring items, including the interest expense disallowed under current tax law. Accordingly, the Company determined it was more likely than not that a portion of the federal and state deferred tax assets will be realized and, as a result, the Company reversed the valuation allowance related to these deferred tax assets and recorded an income tax benefit of $940 million. The Company is still carrying a valuation allowance on certain federal and state deferred tax assets that are not more likely than not to be realized in the future. The Company has assessed the changes to the valuation allowance, including realization of the disallowed interest expense deferred tax asset, using the integrated approach.
The income tax benefit for the three and six months ended June 30, 2023 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to the partial release of federal and state valuation allowances.
The income tax benefit for the three and six months ended June 30, 2022 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to a deferred tax adjustment related to the tax impact of the settlement of preexisting relationships upon the acquisition of William Hill in 2021.
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
Note 13. Related Affiliates
REI
As of June 30, 2023, Recreational Enterprises, Inc. (“REI”) owned approximately 4.0% of outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its Vice President of Player Development, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. During the six months ended June 30, 2023 and 2022, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives, and the CSY Lease listed below.
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations through the term of the lease. As of June 30, 2023 and December 31, 2022, there were no amounts due to or from CSY.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
CVA Holdco, LLC
In May 2023, the Company entered into a joint venture, CVA Holdco, LLC (“CVA”), with the Eastern Bank of Cherokee Indians (“EBCI”) and an additional minority partner, to construct, own and operate a gaming facility in Danville, Virginia (“Caesars Virginia”). Caesars Virginia opened in a temporary facility on May 15, 2023 which will be replaced by a permanent facility that is currently under construction and is estimated to open in late 2024. As the managing member, the Company will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project.
While the Company holds a 49.5% variable interest in the joint venture, it is the primary beneficiary; as such, the joint venture’s operations are included in the Financial Statements, with a minority interest recorded reflecting the operations attributed to the other partners. The Company participates ratably, based on ownership percentage, with the partners in the profits and losses of the joint venture. As of June 30, 2023, the Company has received $77 million in contributions for the project and the EBCI and the other minority partners are obligated to contribute cash totaling $47 million to the joint venture.
Note 14. Segment Information
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company’s principal operating activities occur in four reportable segments. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars: (1) Las Vegas, (2) Regional, (3) Caesars Digital, and (4) Managed and Branded, in addition to Corporate and Other. See table below for a summary of these segments. Also, see Note 4 and Note 5 for a discussion of any impairment of intangible assets or long-lived assets related to certain segments, when applicable.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of June 30, 2023:

Las Vegas	Regional		Managed and Branded
Caesars Palace Las Vegas	Caesars Atlantic City	Harveys Lake Tahoe	Managed
The Cromwell	Caesars Virginia (a)	Horseshoe Baltimore	Harrah’s Ak-Chin
Flamingo Las Vegas	Circus Circus Reno	Horseshoe Black Hawk	Harrah’s Cherokee
Harrah’s Las Vegas	Eldorado Gaming Scioto Downs	Horseshoe Bossier City	Harrah’s Cherokee Valley River
Horseshoe Las Vegas	Eldorado Resort Casino Reno	Horseshoe Council Bluffs	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Grand Victoria Casino	Horseshoe Hammond	Caesars Windsor
Paris Las Vegas	Harrah’s Atlantic City	Horseshoe Indianapolis	Caesars Dubai
Planet Hollywood Resort & Casino	Harrah’s Columbus Nebraska (b)	Horseshoe Lake Charles	Branded
Rio All-Suite Hotel & Casino	Harrah’s Council Bluffs	Horseshoe St. Louis	Caesars Southern Indiana
	Harrah’s Gulf Coast	Horseshoe Tunica	Harrah’s Northern California
Caesars Digital	Harrah’s Hoosier Park Racing & Casino	Isle Casino Bettendorf
Caesars Digital	Harrah’s Joliet	Isle of Capri Casino Boonville
	Harrah’s Lake Tahoe	Isle of Capri Casino Lula
	Harrah’s Laughlin	Isle Casino Waterloo
	Harrah’s Metropolis	Lady Luck Casino - Black Hawk
	Harrah’s New Orleans	Silver Legacy Resort Casino
	Harrah’s North Kansas City	Trop Casino Greenville
	Harrah’s Philadelphia	Tropicana Atlantic City
	Harrah’s Pompano Beach	Tropicana Laughlin Hotel & Casino
____________________
(a)Temporary gaming facility opened on May 15, 2023. The construction of the permanent facility of Caesars Virginia is expected to be completed in late 2024.
(b)Temporary gaming facility opened on June 12, 2023. The construction of the permanent facility of Harrah’s Columbus Nebraska is expected to be completed in the first half of 2024.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Las Vegas:
Net revenues	$1,128	$1,142	$2,259	$2,056
Adjusted EBITDA	512	547	1,045	947
Regional:
Net revenues	1,461	1,455	2,850	2,818
Adjusted EBITDA	508	513	956	972
Caesars Digital:
Net revenues	216	152	454	99
Adjusted EBITDA	11	(69)	7	(623)
Managed and Branded:
Net revenues	72	74	141	140
Adjusted EBITDA	19	22	38	42
Corporate and Other:
Net revenues	2	(2)	5	—
Adjusted EBITDA	(43)	(35)	(81)	(64)
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income (loss) attributable to Caesars	$920	$(123)	$784	$(803)
Net income attributable to noncontrolling interests	8	2	8	2
Net loss from discontinued operations	—	157	—	386
(Benefit) provision for income taxes	(902)	52	(951)	(55)
Other income (a)	(3)	(45)	(6)	(49)
Loss on extinguishment of debt	—	—	197	—
Interest expense, net	586	559	1,180	1,111
Depreciation and amortization	323	306	623	606
Transaction costs and other, net (b)	46	44	74	25
Stock-based compensation expense	29	26	56	51
Adjusted EBITDA	$1,007	$978	$1,965	$1,274

Adjusted EBITDA by Segment:
Las Vegas	$512	$547	$1,045	$947
Regional	508	513	956	972
Caesars Digital	11	(69)	7	(623)
Managed and Branded	19	22	38	42
Corporate and Other	(43)	(35)	(81)	(64)
____________________
(a)Other income for the three and six months ended June 30, 2022 primarily represents the net change in fair value of investments held by the Company, foreign exchange forward contracts, and changes in the fair value of a disputed claim liability.
(b)Transaction costs and other, net for the three and six months ended June 30, 2023 primarily includes non-cash losses on the write down and disposal of assets, pre-opening costs in connection with new temporary facility openings and non-cash changes in equity method investments. Transaction costs and other, net for the three and six months ended June 30, 2022 primarily represents professional services for integration activities and various contract exit or termination costs partially offset by a gain resulting from insurance proceeds received in excess of the respective carrying value of damaged assets associated with the Lake Charles property.

Total Assets - By Segment
(In millions)	June 30, 2023	December 31, 2022
Las Vegas	$23,843	$23,547
Regional	15,267	14,908
Caesars Digital	1,021	1,200
Managed and Branded	166	140
Corporate and Other (a)	(6,819)	(6,268)
Total	$33,478	$33,527
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2022 Annual Report.
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
We own, lease, brand, or manage an aggregate of 53 domestic properties in 18 states with approximately 52,700 slot machines, video lottery terminals and e-tables, approximately 2,700 table games and approximately 47,200 hotel rooms as of June 30, 2023. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Our primary source of revenue is generated by our casino properties’ gaming operations, our retail and online sports betting, as well as our online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of June 30, 2023, we owned 22 of our casinos and leased 25 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to a regional lease, a Las Vegas lease and a Joliet lease (the “VICI Leases”). In addition, we lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease associated with our Horseshoe St. Louis property (together with the GLPI Master Lease, the “GLPI Leases”) and lease the Rio All-Suite Hotel & Casino from a separate third party, until October 1, 2023, at which time operations will be assumed by our lessor.

We also operate and conduct sports wagering across 30 jurisdictions in North America, 22 of which offer mobile sports betting, and operate regulated online real money gaming in six jurisdictions in North America. Our Caesars Sportsbook app operates on the Liberty platform and we maintain other technology platforms that we intend to migrate to the Liberty platform in the future, subject to required approvals. The map below illustrates Caesars Digital’s presence as of June 30, 2023:
In 2022, we partnered with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and launched the Caesars Racebook app which operates in 16 states as of June 30, 2023. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
We are also in the process of expanding our Caesars Digital footprint into other states in the near term with our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps as jurisdictions legalize or provide necessary approvals. No customers under 21 years old are allowed to wager on any of our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.

We periodically divest of assets in order to raise capital, as a result of a determination that the assets are not core to our business, or due to regulatory requirements. A summary of recently completed divestitures of our properties as of June 30, 2023 is as follows:

Segment	Property	Date Sold	Sales Price
Regional	Belle of Baton Rouge Casino & Hotel	May 5, 2022	*

Discontinued operations:
N/A	William Hill International	July 1, 2022	£2.0 billion
____________________
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
While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such, the investment in the joint venture is accounted for using the equity method. We participate evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other costs, net on our Statements of Operations. As of June 30, 2023 and December 31, 2022, our investment in the joint venture was $80 million for both periods, and is recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets. We have no further obligation to contribute additional real estate or cash as of June 30, 2023.
NeoGames
We held an investment in NeoGames S.A., a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On March 14, 2022, we sold our investment at fair value for $26 million and recorded a loss of $34 million during the six months ended June 30, 2022, which is included within Other income on the Statements of Operations.
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
Presentation of Financial Information
The presentation of financial information herein for the periods after the sale of our completed divestitures, described above, is not fully comparable to the periods prior to their respective sale dates.
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
Key performance metrics include volume indicators such as drop or handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. Slot win percentage is typically in the range of approximately 9% to 11% of slot handle for both the Las Vegas and Regional segments. Table game hold percentage is typically in the range of approximately 16% to 23% of table game drop in both the Las Vegas and Regional segments. Sports betting hold is typically in the range of 5% to 10% and iGaming hold typically ranges from 3% to 5%. In addition, hotel occupancy, which is the average percentage of available hotel rooms occupied during a period, is a key indicator for our hotel business in the Las Vegas segment. See “Results of Operations” section below. Complimentary and discounted rooms are treated as occupied rooms in our calculation of hotel occupancy. The key metrics we utilize to measure our profitability and performance are Adjusted EBITDA and Adjusted EBITDA margin.
Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results for the three and six months ended June 30, 2023 and 2022:
•Caesars Sportsbook, Caesars Racebook and iGaming mobile apps – As new states and jurisdictions have legalized sports betting, we have made varying degrees of upfront investments which have been executed through marketing campaigns and promotional incentives to acquire new customers and establish our presence in the new state or jurisdiction. In connection with the launch of our Caesars Sportsbook app in the state of New York and Louisiana in January 2022, we experienced negative net revenue in the first quarter of 2022 resulting from a substantial amount of bonus cash and matched deposits issued to customers as sign-on incentives, which exceeded our gaming win. We continue to adjust our level of investment during the launch period in new jurisdictions based, in part, on prior experience and do not expect such investment to continue at elevated levels subsequent to the initial launch period. During the three and six months ended June 30, 2023, promotional and marketing expenses have significantly decreased as a result of these efforts, as compared to the prior year period.
•Economic Factors Impacting Discretionary Spending – Gaming and other leisure activities we offer represent discretionary expenditures which may be sensitive to economic downturns, such as the resurgence of the Omicron variant of COVID-19 that negatively impacted the first quarter of 2022. We also monitor recent trends, including higher inflation and interest rates, and the related effects on our customers, and our operations.
•New Developments and Re-openings – During the construction of permanent facilities of Caesars Virginia and Harrah’s Columbus Nebraska, we opened temporary gaming facilities during the second quarter of 2023. Caesars Virginia’s temporary facility opened on May 15, 2023 and Harrah’s Columbus Nebraska’s temporary facility opened on June 12, 2023. In addition to the temporary facilities, the reopening of Horseshoe Lake Charles in December 2022 has contributed to the Regional segment’s performance when compared to the prior year period.
•Income Taxes – Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Prior to June 30, 2023, the Company provided a valuation allowance on certain federal, state and foreign deferred tax assets that were not deemed realizable based upon estimates of future income at that time. In the last five quarters, the Company began to observe positive trends in income. As of June 30, 2023, the Company evaluated its forecasted adjusted taxable income and objectively verifiable evidence and placed substantial weight on its 2022 and 2023 quarterly earnings, adjusted for non-recurring items, including the interest expense disallowed under current tax law. Accordingly, the Company determined it was more likely than not that a portion of the federal and state deferred tax assets will be realized and, as a result, the Company reversed the valuation allowance related to these deferred tax assets and recorded an income tax benefit of $940 million. The Company is still carrying a valuation allowance on certain federal and state deferred tax assets that are not more likely than not to be realized in the future. The Company has assessed the changes to the valuation allowance, including realization of the disallowed interest expense deferred tax asset, using the integrated approach.
•Divestitures and Discontinued Operations – See “Overview” section above for detail on properties divested, including related discontinued operations.

Results of Operations
The following table highlights the results of our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Net revenues:
Las Vegas	$1,128	$1,142	$2,259	$2,056
Regional	1,461	1,455	2,850	2,818
Caesars Digital	216	152	454	99
Managed and Branded	72	74	141	140
Corporate and Other (a)	2	(2)	5	—
Total	$2,879	$2,821	$5,709	$5,113

Net income (loss)	$928	$(121)	$792	$(801)

Adjusted EBITDA (b):
Las Vegas	$512	$547	$1,045	$947
Regional	508	513	956	972
Caesars Digital	11	(69)	7	(623)
Managed and Branded	19	22	38	42
Corporate and Other (a)	(43)	(35)	(81)	(64)
Total	$1,007	$978	$1,965	$1,274

Net income (loss) margin	32.2%	(4.3)%	13.9%	(15.7)%
Adjusted EBITDA margin	35.0%	34.7%	34.4%	24.9%
____________________
(a)Corporate and Other includes revenues related to certain licensing arrangements and various revenue sharing agreements. Corporate and Other Adjusted EBITDA includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees and other general and administrative expenses.
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the three and six months ended June 30, 2023 and 2022” discussion later in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.
Consolidated comparison of the three and six months ended June 30, 2023 and 2022
Net Revenues
Net revenues were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Casino	$1,584	$1,549	$35	2.3%	$3,169	$2,841	$328	11.5%
Food and beverage	435	422	13	3.1%	862	761	101	13.3%
Hotel	525	519	6	1.2%	1,028	902	126	14.0%
Other	335	331	4	1.2%	650	609	41	6.7%
Net revenues	$2,879	$2,821	$58	2.1%	$5,709	$5,113	$596	11.7%
Consolidated net revenues increased for the three and six months ended June 30, 2023 primarily due to improved gaming revenues in the Caesars Digital segment with additional state launches of our online and retail Caesars Sportsbooks, coupled with improved sports betting hold. Promotional allowances offered during launches in new jurisdictions have been significantly reduced year over year. Hotel occupancy rates within the Las Vegas segment continue to improve and the Regional segment benefited from the opening of two temporary gaming facilities, Caesars Virginia on May 15, 2023 and Harrah’s Columbus Nebraska on June 12, 2023, as well as the reopening of Horseshoe Lake Charles in December 2022. The Omicron variant of COVID-19 negatively impacted prior year results during the first quarter of 2022 across substantially all of our properties, including disruptions to group and conventions, banquets, and scheduled concert events. These results were partially offset by increased competition associated with new casino resorts opening in our regional market, construction disruptions, and inclement weather across the country, particularly in northern Nevada, which restricted travel in the first quarter of 2023. The Company continues to expand partnerships with iconic entertainers to host concerts and performances, and celebrity chefs to offer new food and beverage venues.
Operating Expenses
Operating expenses were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Casino	$817	$825	$(8)	(1.0)%	$1,645	$1,889	$(244)	(12.9)%
Food and beverage	258	242	16	6.6%	509	444	65	14.6%
Hotel	143	134	9	6.7%	280	249	31	12.4%
Other	111	105	6	5.7%	218	193	25	13.0%
General and administrative	499	517	(18)	(3.5)%	1,008	1,016	(8)	(0.8)%
Corporate	86	76	10	13.2%	165	145	20	13.8%
Depreciation and amortization	323	306	17	5.6%	623	606	17	2.8%
Transaction and other costs, net	33	14	19	135.7%	49	(21)	70	*
Total operating expenses	$2,270	$2,219	$51	2.3%	$4,497	$4,521	$(24)	(0.5)%
____________________
*    Not meaningful.
Casino expenses consist principally of salaries and wages associated with our gaming operations, gaming taxes and marketing and advertising costs attributable to our Caesars Digital segment. Food and beverage expenses consist principally of salaries and wages and costs of goods sold associated with our food and beverage operations. Hotel expenses consist principally of salaries, wages and supplies associated with our hotel operations. Other expenses consist principally of salaries and wages, costs of goods sold and professional talent fees associated with our retail, entertainment and other operations.
Casino expenses decreased for the three and six months ended June 30, 2023 as compared to the same prior year period as the first quarter of 2022 included significant advertising costs directly attributable to our Caesars Digital segment, due to the promotion of our Caesars Sportsbook app and its expansion into new jurisdictions. Operating expenses have increased in connection with increased revenues, however, we continue to focus on labor efficiencies to manage rising labor costs and strategically manage our marketing and advertising spend to reduce our casino expenses. Similarly, we continue to manage recent increases in food costs by focusing on efficiencies within food and beverage venues and menu options.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal, internal audit, property taxes and marketing expenses indirectly related to our gaming and non-gaming operations. For the three and six months ended June 30, 2023, general and administrative expenses slightly decreased compared to the prior year period primarily due to reduced marketing expenses and a lower estimated annual bonus payout.
Transaction and other costs, net for the three and six months ended June 30, 2023 primarily includes non-cash losses on the write down and disposal of assets, pre-opening costs in connection with new temporary facility openings and non-cash changes in equity method investments. Transaction and other costs, net for the three and six months ended June 30, 2022 primarily represents professional services for integration activities and various contract exit or termination costs. However, these costs were offset by a $38 million gain in the first quarter of 2022 resulting from insurance proceeds received in excess of the respective carrying value of damaged assets associated with our Lake Charles property.

Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Interest expense, net	$(586)	$(559)	$(27)	(4.8)%	$(1,180)	$(1,111)	$(69)	(6.2)%
Loss on extinguishment of debt	—	—	—	*	(197)	—	(197)	*
Other income	3	45	(42)	(93.3)%	6	49	(43)	(87.8)%
Benefit (provision) for income taxes	902	(52)	954	*	951	55	896	*
____________________
*    Not meaningful.
Interest expense, net increased for the three and six months ended June 30, 2023, as compared to the same prior year period due to annual escalators in our financing obligations related to our VICI Leases, including escalators based on the Consumer Price Index (“CPI”) that take effect in November of each year. In addition, rising interest rates have increased our weighted average borrowing rate year over year.
For the six months ended June 30, 2023, loss on extinguishment of debt was related to the prepayments of the Caesars Resort Collection (“CRC”) Term Loan and the CRC Incremental Term Loan.
Other income decreased for the three months ended June 30, 2023, as compared to the same prior year period, due to a change in the fair value of foreign exchange forward contracts, offset by the change in fair value of investments, recorded in the prior year.
Other income decreased for the six months ended June 30, 2023, as compared to the same prior year period, mainly due to a change in the fair value of foreign exchange forward contracts and a gain related to the resolution of a disputed claim liability, offset by the change in fair value of investments, all of which were recorded in the prior year.
The income tax benefit for the three and six months ended June 30, 2023 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to the partial release of federal and state valuation allowances. The income tax benefit for the three and six months ended June 30, 2022 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to a deferred tax adjustment related to the tax impact of the settlement of preexisting relationships upon the acquisition of William Hill in 2021.
As of June 30, 2023, we reversed the valuation allowance related to certain deferred tax assets and recorded a one-time income tax benefit of $940 million, as we determined it was more likely than not that a portion of our federal and state deferred tax assets would be realized.

Segment comparison of the three and six months ended June 30, 2023 and 2022
Las Vegas Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Revenues:
Casino	$313	$315	$(2)	(0.6)%	$622	$606	$16	2.6%
Food and beverage	293	291	2	0.7%	583	511	72	14.1%
Hotel	353	358	(5)	(1.4)%	726	624	102	16.3%
Other	169	178	(9)	(5.1)%	328	315	13	4.1%
Net Revenues	$1,128	$1,142	$(14)	(1.2)%	$2,259	$2,056	$203	9.9%

Table game drop	$817	$903	$(86)	(9.5)%	$1,756	$1,704	$52	3.1%
Table game hold %	20.8%	20.8%		(0) pts	21.5%	21.3%		0.2 pts
Slot handle	$2,743	$2,669	$74	2.8%	$5,492	$5,157	$335	6.5%

Hotel occupancy	97.6%	96.6%		1 pts	96.5%	89.8%		6.7 pts

Adjusted EBITDA	$512	$547	$(35)	(6.4)%	$1,045	$947	$98	10.3%
Adjusted EBITDA margin	45.4%	47.9%		(2.5) pts	46.3%	46.1%		0.2 pts

Net income attributable to Caesars	$261	$313	$(52)	(16.6)%	$554	$481	$73	15.2%
Las Vegas segment’s operating results decreased slightly for the three months ended June 30, 2023, as compared to the same prior year period, primarily related to lower banquet revenues associated with a large group customer that did not visit Las Vegas this year. In addition, our properties faced access challenges related to construction disruption and roadwork on and around the Las Vegas Strip. Operating expenses increased modestly due to an overall increase in headcount and wages.
Las Vegas segment’s net revenues, net income, Adjusted EBITDA and Adjusted EBITDA margin increased for the six months ended June 30, 2023, primarily due to the resurgence of the Omicron variant of COVID-19 which negatively impacted visitation, group and conventions, and scheduled concert events in the first quarter of 2022. On a year-to-date basis, increased visitation has driven higher hotel occupancy, improved room rates, higher food and beverage revenues and additional entertainment revenues as compared to the prior year period. Our food and beverage revenues are driven by higher restaurant covers and improved product mix with recent additions of casual and premier dining venues.
For the three and six months ended June 30, 2023, slot win percentage in the Las Vegas segment was within our typical range.

Regional Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Revenues:
Casino	$1,078	$1,098	$(20)	(1.8)%	$2,136	$2,168	$(32)	(1.5)%
Food and beverage	142	131	11	8.4%	279	250	29	11.6%
Hotel	172	161	11	6.8%	302	278	24	8.6%
Other	69	65	4	6.2%	133	122	11	9.0%
Net revenues	$1,461	$1,455	$6	0.4%	$2,850	$2,818	$32	1.1%

Table game drop	$1,009	$1,059	$(50)	(4.7)%	$2,022	$2,117	$(95)	(4.5)%
Table game hold %	22.4%	22.9%		(0.5) pts	22.0%	22.6%		(0.6) pts
Slot handle	$10,821	$10,929	$(108)	(1.0)%	$21,373	$21,341	$32	0.1%

Adjusted EBITDA	$508	$513	$(5)	(1.0)%	$956	$972	$(16)	(1.6)%
Adjusted EBITDA margin	34.8%	35.3%		(0.5) pts	33.5%	34.5%		(1) pts

Net income attributable to Caesars	$124	$145	$(21)	(14.5)%	$199	$269	$(70)	(26.0)%
Regional segment’s net revenues increased slightly for the three and six months ended June 30, 2023, however, net income, Adjusted EBITDA and Adjusted EBITDA margin decreased compared to the same prior year period. The impact of increased competition associated with new casino resorts opening in our regional markets resulted in a decline in casino revenues. In addition, construction disruption from renovation projects impacted certain of our properties within the segment. We also experienced modest increases in headcount and wages. These headwinds were partially offset by net revenues generated from the reopening of Horseshoe Lake Charles in the fourth quarter of 2022 and the opening of our temporary gaming facilities at Caesars Virginia on May 15, 2023 and Harrah’s Columbus Nebraska on June 12, 2023. In addition, visitation significantly improved at our Lake Tahoe and Reno properties in northern Nevada following the severe winter weather in the first quarter of 2023.
Slot win percentage in the Regional segment for the three and six months ended June 30, 2023 was within our typical range.

Caesars Digital Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Revenues:
Casino (a)	$194	$137	$57	41.6%	$413	$68	$345	*
Other	22	15	7	46.7%	41	31	10	32.3%
Net revenues	$216	$152	$64	42.1%	$454	$99	$355	*

Sports betting handle (b)	$2,492	$2,631	$(139)	(5.3)%	$5,893	$7,321	$(1,428)	(19.5)%
Sports betting hold %	6.4%	4.6%		1.8 pts	6.3%	4.8%		1.5 pts

iGaming handle	$2,656	$2,090	$566	27.1%	$5,070	$4,267	$803	18.8%
iGaming hold %	3.0%	3.3%		(0.3) pts	3.0%	3.2%		(0.2) pts

Adjusted EBITDA	$11	$(69)	$80	*	$7	$(623)	$630	*
Adjusted EBITDA margin	5.1%	(45.4)%		*	1.5%	*		*

Net loss attributable to Caesars	$(22)	$(116)	$94	81.0%	$(54)	$(692)	$638	92.2%
____________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and poker of $55 million and $66 million for the three months ended June 30, 2023 and 2022, respectively, and $132 million and $439 million for the six months ended June 30, 2023 and 2022, respectively. Promotional and complimentary incentives for poker were $3 million and $8 million for the three months ended June 30, 2023 and 2022, respectively, and $7 million and $13 million for the six months ended June 30, 2023 and 2022, respectively.
(b)Caesars Digital generated an additional $212 million and $261 million of sports betting handle, for the three months ended June 30, 2023 and 2022, respectively, and $540 million and $604 million for the six months ended June 30, 2023 and 2022, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 10.9% and 7.7%, for the three months ended June 30, 2023 and 2022, respectively, and 10.6% and 8.7% for the six months ended June 30, 2023 and 2022, respectively. Sports betting handle includes $12 million and $14 million for the three months ended June 30, 2023 and 2022, respectively, and $24 million and $27 million for the six months ended June 30, 2023 and 2022, respectively, related to horse racing and pari-mutuel wagers.
Caesars Digital includes the operations for retail and mobile sports betting, online casino, poker, and horse racing, which includes our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps. Caesars Digital’s net revenues, net loss, Adjusted EBITDA, and Adjusted EBITDA margin improved for the three and six months ended June 30, 2023 as compared to the prior periods, primarily due to lower year over year promotional and marketing expenses for new state launches, coupled with higher sports betting hold. We experienced negative net revenue in the first quarter of 2022 as a result of increased promotional offerings for new state launches in New York and Louisiana. We have refined our promotional intensity during the launch period in new jurisdictions based, in part, on prior experience and do not expect such investments to continue at elevated levels subsequent to initial launch periods. During the three and six months ended June 30, 2023, promotional and marketing expenses decreased significantly as a result of these efforts, as compared to the prior year period.
As sports betting and online casinos expand through increased state legalization, new product launches, and customer adoption, variations in hold percentages and increases in promotional and marketing expenses in highly competitive markets during promotional periods may negatively impact Caesars Digital’s net revenues, net income, Adjusted EBITDA and Adjusted EBITDA margin in comparison to current or prior periods.
Sports betting and iGaming hold percentages in the Caesars Digital segment for the three and six months ended June 30, 2023 were within our typical range.

Managed and Branded Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Revenues:
Other	$72	$74	$(2)	(2.7)%	$141	$140	$1	0.7%
Net revenues	$72	$74	$(2)	(2.7)%	$141	$140	$1	0.7%

Adjusted EBITDA	$19	$22	$(3)	(13.6)%	$38	$42	$(4)	(9.5)%
Adjusted EBITDA margin	26.4%	29.7%		(3.3) pts	27.0%	30.0%		(3) pts

Net income (loss) attributable to Caesars	$19	$(132)	$151	*	$38	$(343)	$381	*
____________________
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

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Reimbursable management revenue	$53	$52	$1	1.9%	$103	$98	$5	5.1%
Reimbursable management cost	53	52	1	1.9%	103	98	5	5.1%
Corporate & Other

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Revenues:
Casino	$(1)	$(1)	$—	—%	$(2)	$(1)	$(1)	(100.0)%
Other	3	(1)	4	*	7	1	6	*
Net revenues	$2	$(2)	$4	*	$5	$—	$5	*

Adjusted EBITDA	$(43)	$(35)	$(8)	(22.9)%	$(81)	$(64)	$(17)	(26.6)%
____________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Six Months Ended June 30, 2023 and 2022
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, (gain) loss on investments and marketable securities, stock-based compensation, impairment charges, equity in (income) loss of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss related to divestitures, changes in the fair value of certain derivatives and transaction costs associated with our acquisitions and divestitures such as (gain) loss on sale, sign-on and retention bonuses, severance expense, business integration and optimization costs, contract exit or termination costs, certain litigation awards and settlements, and certain regulatory settlements. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). It is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our leases with affiliates of GLPI and VICI and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following tables summarize our Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022, respectively, in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income (loss) attributable to Caesars	$920	$(123)	$784	$(803)
Net income attributable to noncontrolling interests	8	2	8	2
Discontinued operations, net of income taxes	—	157	—	386
(Benefit) provision for income taxes	(902)	52	(951)	(55)
Other income (a)	(3)	(45)	(6)	(49)
Loss on extinguishment of debt	—	—	197	—
Interest expense, net	586	559	1,180	1,111
Depreciation and amortization	323	306	623	606
Transaction costs and other, net (b)	46	44	74	25
Stock-based compensation expense	29	26	56	51
Adjusted EBITDA	$1,007	$978	$1,965	$1,274
____________________
(a)Other income for the three and six months ended June 30, 2022 primarily represents the net change in fair value of investments held by the Company, foreign exchange forward contracts, and changes in the fair value of a disputed claim liability.
(b)Transaction costs and other, net for the three and six months ended June 30, 2023 primarily includes non-cash losses on the write down and disposal of assets, pre-opening costs in connection with new temporary facility openings and non-cash changes in equity method investments. Transaction costs and other, net for the three and six months ended June 30, 2022 primarily represents professional services for integration activities and various contract exit or termination costs partially offset by a gain resulting from insurance proceeds received in excess of the respective carrying value of damaged assets associated with our Lake Charles property.
Liquidity and Capital Resources
We are a holding company, and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on existing cash on hand, contracted asset sales, cash flows from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources are existing cash on hand, cash flows from operations, availability of borrowings under our revolving credit facility, proceeds from the issuance of debt and equity securities and proceeds from completed asset sales. Our cash requirements may fluctuate significantly depending on our decisions with respect to business acquisitions or divestitures and strategic capital and marketing investments.
As of June 30, 2023, our cash on hand and revolving borrowing capacity was as follows:

(In millions)	June 30, 2023
Cash and cash equivalents	$1,122
Revolver capacity (a)	2,210
Revolver capacity committed to letters of credit	(71)
Revolver capacity committed as regulatory requirement	(48)
Total	$3,213
____________________
(a)Revolver capacity includes $2.25 billion under our CEI Revolving Credit Facility, maturing in January 2028, less $40 million reserved for specific purposes.

During the six months ended June 30, 2023, our operating activities generated cash inflows of $953 million, as compared to operating cash inflows of $116 million during the six months ended June 30, 2022, due to the results of operations described above.
On February 6, 2023, we entered into an Incremental Assumption Agreement No. 2 pursuant to which we incurred a new senior secured term loan facility in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B” and, together with the CEI Term Loan A, the “CEI Term Loans”) as a new term loan under the CEI Credit Agreement. The CEI Term Loan B requires scheduled quarterly amortization payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B bear interest, paid monthly, at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the Adjusted Term Secured Overnight Financing Rate (“SOFR”), subject to a floor of 0.50% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the Prime Rate in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 3.25% per annum in the case of any Adjusted Term SOFR loan and 2.25% per annum in the case of any Base Rate loan, subject to one 0.25% step-down based on our net total leverage ratio. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature in February 2030.
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
On June 30, 2023, we prepaid $15 million of the outstanding principal balance of the Baltimore Term Loan using cash on hand. On July 10, 2023, we completed the acquisition of the remaining 24% equity ownership in Horseshoe Baltimore, utilizing cash on hand, for a total of $66 million. On July 17, 2023, we repaid the remaining outstanding principal balance of the Baltimore Term Loan by utilizing $250 million of the CEI Revolving Credit Facility. In connection with the repayment, we recognized a $3 million loss on the early extinguishment of debt.
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
We continue to expand into new markets with projects such as our partnership with the Eastern Band of Cherokee Indians to build and develop Caesars Virginia which is estimated to open in late 2024. The development has a budget of $650 million and is expected to include a premier destination resort casino along with a 500 room hotel and world-class casino floor including 1,300 slot machines, 85 live table games, a WSOP Poker Room, a Caesars Sportsbook, a live entertainment theater and 40,000 square feet of meeting and convention space. Additionally, Caesars announced its expansion into Nebraska with the development of Harrah’s Columbus Nebraska. The casino development is expected to feature a new one-mile horse racing surface, a 40,000-square-foot-casino and sportsbook with more than 400 slot machines and 20 table games, as well as a restaurant and retail space. In the second quarter of 2023, temporary gaming facilities for Caesars Virginia and Harrah’s Columbus Nebraska opened while the permanent facilities are being constructed.

In 2020, we funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. As of June 30, 2023 and December 31, 2022, the restricted cash balance remaining in the escrow account was $59 million and $118 million, respectively, for future capital expenditures in New Jersey. The capital plan includes significant room renovations at both Caesars Atlantic City and Harrah’s Atlantic City, as well as the addition of new entertainment venues and restaurants with celebrity partners. This amount is currently included in restricted cash in Other assets, net.
As a condition of the extension of the casino operating contract and ground lease for Harrah’s New Orleans, we are also required to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. The capital investment involved the rebranding of the property to Caesars New Orleans which includes a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340-room hotel tower. The project has a current capital plan of approximately $430 million and, as of June 30, 2023, total capital expenditures have been $187 million since the project began.
Cash spent for capital expenditures totaled $573 million and $471 million for the six months ended June 30, 2023 and 2022, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our capital expenditures for the six months ended June 30, 2023, and an estimated range of capital expenditures for the remainder of 2023:

	Six Months Ended June 30, 2023	Estimate of Remaining Capital Expenditures for 2023
(In millions)	Actual	Low	High
Atlantic City	$59	$60	$60
Indiana racing operations	3	—	10
Total estimated capital expenditures from restricted cash	62	60	70
Growth and renovation projects	179	240	260
Caesars Digital	52	55	65
Maintenance projects	200	100	150
Total estimated capital expenditures from unrestricted cash	431	395	475

Caesars Virginia (a)	80	120	205

Total	$573	$575	$750
____________________
(a)We expect to receive approximately $200 million from the combination of our temporary casino operations and contributions from our joint venture partners to support the development of Caesars Virginia.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $483 million for the remainder of 2023. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations, that take effect in November of each year, based on the CPI. The increase in the CPI over the prior year resulted in an increase in our annual lease payments to VICI. We estimate our lease payments to VICI and GLPI to be approximately $640 million for the remainder of 2023.
We have periodically divested assets to raise capital or, in previous cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. If an agreed upon selling price for future divestitures does not exceed the carrying value of the assets, we may be required to record additional impairment charges in future periods which may be material.
We expect that our current liquidity, including availability of borrowings under our committed credit facility and cash flows from operations will be sufficient to fund our operations, capital requirements and service our outstanding indebtedness for the next twelve months.

Debt and Master Lease Covenant Compliance
The Senior Credit Facilities, the CEI Term Loan B, the Baltimore Term Loan, the Baltimore Revolving Credit Facility and the indentures governing the CRC Senior Secured Notes, the CEI Senior Secured Notes due 2025, the CEI Senior Secured Notes due 2030, the CEI Senior Notes due 2027 and the CEI Senior Notes due 2029 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit our ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions. The Baltimore Revolving Credit Facility included a net senior secured leverage ratio financial covenant of 5.0:1. The Baltimore Revolving Credit Facility matured on July 7, 2023 and the Baltimore Term Loan was repaid in full on July 17, 2023.
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
As of June 30, 2023, we were in compliance with all of the applicable financial covenants described above.
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
As of June 30, 2023, we have acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the six months ended June 30, 2023 and 2022.
Contractual Obligations
There have been no other material changes during the six months ended June 30, 2023 to our contractual obligations as disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 7 to our unaudited Financial Statements, which is included elsewhere in this report, for additional information regarding contractual obligations.
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
As of June 30, 2023, long-term variable-rate borrowings totaled $3.5 billion under the CEI Term Loans and the Baltimore Term Loan, and no amounts were outstanding under the CEI Revolving Credit Facility or the Baltimore Revolving Credit Facility. Long-term variable-rate borrowings under the CEI Term Loans and the Baltimore Term Loan represented approximately 27% of consolidated long-term debt as of June 30, 2023. As of June 30, 2023, the weighted average interest rates on our variable and fixed rate debt were 8.24% and 6.47%, respectively.
As previously described, subsequent to June 30, 2023, the Baltimore Revolving Credit Facility matured and our Baltimore Term Loan was repaid and are no longer subject to market risk. All of our variable rate debt instruments are subject to Term SOFR interest rates plus a reasonable margin.
We evaluate our exposure to market risk by monitoring interest rates in the marketplace and have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There were no other material quantitative changes in our market risk exposure, or how such risks are managed, for the six months ended June 30, 2023.
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
Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to those risk factors during the six months ended June 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
Stephanie Lepori, Chief Administrative and Accounting Officer, entered into a pre-arranged stock trading plan on May 22, 2023. Ms. Lepori’s plan provides for the potential sale by Ms. Lepori of up to 72,200 shares of common stock between August 21, 2023 and August 9, 2024.
On June 14, 2023, Thomas Reeg, Chief Executive Officer and a member of the Board of Directors of the Company, terminated a stock trading plan which he entered into on February 24, 2023. Mr. Reeg’s plan provided for the potential sale by Mr. Reeg of up to 200,000 shares of common stock and would have expired on May 25, 2025.
The above trading plan activity occurred during open insider trading windows and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Caesars’ policies regarding transactions in securities of the Company.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on June 16, 2023.

3.2	Amended and Restated Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on August 1, 2022.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

99.1	Financial Information of Caesars Resort Collection, LLC	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

Date: August 1, 2023	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2023	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)