Form 10-Q
period 2023-09-30
Caesars Entertainment, Inc.
filed 2023-10-31
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	CZR	NASDAQ Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of October 26, 2023 was 215,710,686.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$841	$1,038
Restricted cash	130	131
Accounts receivable, net	555	611
Inventories	45	59
Prepayments and other current assets	289	263
Total current assets	1,860	2,102
Investments in and advances to unconsolidated affiliates	91	94
Property and equipment, net	14,700	14,598
Goodwill	11,004	11,004
Intangible assets other than goodwill	4,640	4,714
Deferred tax asset	50	—
Other assets, net	884	1,015
Total assets	$33,229	$33,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$371	$314
Accrued interest	246	318
Accrued other liabilities	1,879	1,928
Current portion of long-term debt	65	108
Total current liabilities	2,561	2,668
Long-term financing obligations	12,725	12,610
Long-term debt	12,230	12,659
Deferred tax liability	99	987
Other long-term liabilities	872	852
Total liabilities	28,487	29,776
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	4,604	3,713
Noncontrolling interests	138	38
Total stockholders’ equity	4,742	3,751
Total liabilities and stockholders’ equity	$33,229	$33,527
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
REVENUES:
Casino	$1,620	$1,605	$4,789	$4,446
Food and beverage	443	411	1,305	1,172
Hotel	553	544	1,581	1,446
Other	378	327	1,028	936
Net revenues	2,994	2,887	8,703	8,000
EXPENSES:
Casino	831	838	2,476	2,727
Food and beverage	266	240	775	684
Hotel	146	142	426	391
Other	118	105	336	298
General and administrative	528	529	1,536	1,545
Corporate	74	63	239	208
Depreciation and amortization	320	304	943	910
Transaction and other costs, net	(13)	7	36	(14)
Total operating expenses	2,270	2,228	6,767	6,749
Operating income	724	659	1,936	1,251
OTHER EXPENSE:
Interest expense, net	(581)	(569)	(1,761)	(1,680)
Loss on extinguishment of debt	(3)	(33)	(200)	(33)
Other income (loss)	(1)	4	5	53
Total other expense	(585)	(598)	(1,956)	(1,660)
Income (loss) from continuing operations before income taxes	139	61	(20)	(409)
Benefit (provision) for income taxes	(47)	(8)	904	47
Income (loss) from continuing operations, net of income taxes	92	53	884	(362)
Discontinued operations, net of income taxes	—	—	—	(386)
Net income (loss)	92	53	884	(748)
Net income attributable to noncontrolling interests	(18)	(1)	(26)	(3)
Net income (loss) attributable to Caesars	$74	$52	$858	$(751)

Net income (loss) per share - basic and diluted:
Basic income (loss) per share from continuing operations	$0.34	$0.24	$3.99	$(1.70)
Basic loss per share from discontinued operations	—	—	—	(1.80)
Basic income (loss) per share	$0.34	$0.24	$3.99	$(3.50)
Diluted income (loss) per share from continuing operations	$0.34	$0.24	$3.97	$(1.70)
Diluted loss per share from discontinued operations	—	—	—	(1.80)
Diluted income (loss) per share	$0.34	$0.24	$3.97	$(3.50)
Weighted average basic shares outstanding	215	214	215	214
Weighted average diluted shares outstanding	216	215	216	214
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$92	$53	$884	$(748)
Foreign currency translation adjustments	—	110	1	33
Change in fair market value of interest rate swaps, net of tax	—	3	—	23
Other	(1)	—	4	1
Other comprehensive income (loss), net of tax	(1)	113	5	57
Comprehensive income (loss)	91	166	889	(691)
Comprehensive income attributable to noncontrolling interests	(18)	(1)	(26)	(3)
Comprehensive income (loss) attributable to Caesars	$73	$165	$863	$(694)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2021	—	$—	214	$—	$6,877	$(2,410)	$36	$(23)	$61	$4,541
Stock-based compensation	—	—	—	—	25	—	—	—	—	25
Net loss	—	—	—	—	—	(680)	—	—	—	(680)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(20)	—	—	(20)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(20)	—	—	—	—	(20)
Balance, March 31, 2022	—	$—	214	$—	$6,882	$(3,090)	$16	$(23)	$61	$3,846
Stock-based compensation	—	—	—	—	26	—	—	—	—	26
Net income (loss)	—	—	—	—	—	(123)	—	—	2	(121)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(36)	—	—	(36)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(3)	—	—	—	—	(3)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance, June 30, 2022	—	$—	214	$—	$6,905	$(3,213)	$(20)	$(23)	$62	$3,711
Stock-based compensation	—	—	1	—	27	—	—	—	—	27
Net income	—	—	—	—	—	52	—	—	1	53
Other comprehensive income, net of tax	—	—	—	—	—	—	113	—	—	113
Shares withheld related to net share settlement of stock awards	—	—	—	—	(3)	—	—	—	—	(3)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(9)	(9)
Balance, September 30, 2022	—	$—	215	$—	$6,929	$(3,161)	$93	$(23)	$54	$3,892

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2022	—	$—	215	$—	$6,953	$(3,309)	$92	$(23)	$38	$3,751
Stock-based compensation	—	—	—	—	27	—	—	—	—	27
Net loss	—	—	—	—	—	(136)	—	—	—	(136)
Other comprehensive income, net of tax	—	—	—	—	—	—	6	—	—	6
Shares withheld related to net share settlement of stock awards	—	—	—	—	(13)	—	—	—	—	(13)
Balance, March 31, 2023	—	$—	215	$—	$6,967	$(3,445)	$98	$(23)	$38	$3,635
Stock-based compensation	—	—	—	—	29	—	—	—	—	29
Net income	—	—	—	—	—	920	—	—	8	928
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	76	76
Balance, June 30, 2023	—	$—	215	$—	$6,995	$(2,525)	$98	$(23)	$122	$4,667
Stock-based compensation	—	—	1	—	26	—	—	—	—	26
Net income	—	—	—	—	—	74	—	—	18	92
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	—	—	(1)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(11)	—	—	—	—	(11)
Transactions with noncontrolling interests	—	—	—	—	(29)	—	—	—	(2)	(31)
Balance, September 30, 2023	—	$—	216	$—	$6,981	$(2,451)	$97	$(23)	$138	$4,742
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$884	$(748)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	386
Depreciation and amortization	943	910
Amortization of deferred financing costs and discounts	155	234
Provision for doubtful accounts	29	14
Loss on extinguishment of debt	200	33
Non-cash lease amortization	45	42
(Gain) loss on investments	(2)	48
Stock compensation expense	82	77
Loss on sale of business and disposal of property and equipment	12	8
Deferred income taxes	(904)	(47)
Gain on derivatives	—	(73)
Other non-cash adjustments to net income (loss)	22	(70)
Change in operating assets and liabilities:
Accounts receivable	(17)	(63)
Prepaid expenses and other assets	11	(43)
Income taxes payable	(24)	(4)
Accounts payable, accrued expenses and other liabilities	(135)	(235)
Net cash provided by operating activities	1,301	469

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(895)	(717)
Acquisition of gaming rights and trademarks	(30)	(11)
Proceeds from sale of business, property and equipment, net of cash sold	1	21
Proceeds from the sale of investments	3	121
Proceeds from insurance related to property damage	—	36
Other	40	—
Net cash used in investing activities	(881)	(550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	5,300	750
Repayments of long-term debt and revolving credit facilities	(5,930)	(1,761)
Financing obligation payments	(7)	(1)
Debt issuance and extinguishment costs	(79)	—
Payments to acquire ownership interest in subsidiary	(66)	—
Contributions from noncontrolling interest owners	100	—
Distributions to noncontrolling interest	(1)	—
Taxes paid related to net share settlement of equity awards	(25)	(26)
Net cash used in financing activities	(708)	(1,038)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	—	(18)
Cash flows from investing activities	—	386
Cash flows from financing activities	—	—
Net cash from discontinued operations	—	368

	Nine Months Ended September 30,
(In millions)	2023	2022
Effect of foreign currency exchange rates on cash	—	(29)
Decrease in cash, cash equivalents and restricted cash	(288)	(780)
Cash, cash equivalents and restricted cash, beginning of period	1,303	2,021
Cash, cash equivalents and restricted cash, end of period	$1,015	$1,241

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$841	$944
Restricted cash	130	136
Restricted and escrow cash included in other assets, net	44	161
Total cash, cash equivalents and restricted cash	$1,015	$1,241
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid for debt	$749	$679
Cash interest paid for rent related to financing obligations	959	892
Income taxes paid, net	23	18
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	193	118
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
Description of Business
The Company owns, leases, brands or manages an aggregate of 53 domestic properties in 18 states with approximately 52,500 slot machines, video lottery terminals and e-tables, approximately 2,700 table games and approximately 46,900 hotel rooms as of September 30, 2023. The Company operates and conducts sports wagering across 30 jurisdictions in North America, 24 of which offer mobile sports betting, and operates regulated online real money gaming businesses in six jurisdictions in North America. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by our casino properties’ gaming operations, retail and online sports betting, online gaming, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
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
Divestitures
We periodically divest of assets in order to raise capital, as a result of a determination that the assets are not core to our business, or due to regulatory requirements. A summary of recently completed divestitures of our properties as of September 30, 2023 is as follows:

Segment	Property	Date Sold	Sales Price
Regional	Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)	May 5, 2022	*

Discontinued operations:
N/A	William Hill International	July 1, 2022	£2.0 billion
____________________
*Not meaningful.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following information presents the net revenues and net loss of recently completed divestitures:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(In millions)	Baton Rouge	William Hill International	Baton Rouge	William Hill International
Net revenues	$—	$—	$6	$820
Net loss	—	—	(1)	(448)
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
Transactions with Horseshoe Baltimore
On July 10, 2023, we completed the acquisition of the remaining 24.2% equity ownership in Horseshoe Baltimore, utilizing cash on hand, for a total of $66 million.
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
Advertising
Advertising costs are expensed in the period the advertising first occurs. Advertising costs for the three months ended September 30, 2023 and 2022 were $65 million and $114 million, respectively, and for the nine months ended September 30, 2023 and 2022 totaled $185 million and $490 million, respectively, and are included within operating expenses. Advertising costs for the nine months ended September 30, 2022 included significant television, radio and internet marketing campaigns promoting our Caesars Sportsbook. Advertising costs related to the Caesars Digital segment are primarily recorded in Casino expense.
Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Interest expense	$597	$580	$1,798	$1,707
Capitalized interest	(13)	(8)	(27)	(19)
Interest income	(3)	(3)	(10)	(8)
Total interest expense, net	$581	$569	$1,761	$1,680
Recently Issued Accounting Pronouncements
Pronouncements to Be Implemented in Future Periods
In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06 Disclosure Improvements: Codification Amendments In Response to the SEC’s Disclosure Update and Simplification Initiative to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the Securities and Exchange Commission regulations. This guidance is effective for the Company no later than June 30, 2027. We do not expect the amendments in this update to have a material impact on our Financial Statements.
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
While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such, the investment in the joint venture is accounted for using the equity method. The Company participates evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other costs, net on the Statements of Operations. As of both September 30, 2023 and December 31, 2022, the Company’s investment in the joint venture was $80 million and is recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets. The Company has no further obligation to contribute additional real estate or cash as of September 30, 2023.
NeoGames
The Company held an investment in NeoGames S.A., a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On March 14, 2022, the Company sold its investment at fair value for $26 million and recorded a loss of $34 million during the nine months ended September 30, 2022, which is included within Other income (loss) on the Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 4. Property and Equipment

(In millions)	September 30, 2023	December 31, 2022
Land	$2,088	$2,092
Buildings, riverboats, and leasehold and land improvements	13,365	13,094
Furniture, fixtures, and equipment	2,352	2,054
Construction in progress	682	351
Total property and equipment	18,487	17,591
Less: accumulated depreciation	(3,787)	(2,993)
Total property and equipment, net	$14,700	$14,598
A portion of our property and equipment is subject to various operating leases for which we are the lessor. Leased property includes our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Depreciation expense	$284	$260	$835	$758
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
(In millions)	Amortizing Intangible Assets	Goodwill	Other
Balances as of December 31, 2022	$1,060	$11,004	$3,654
Amortization expense	(108)	—	—
Acquisition of gaming rights and trademarks	30	—	4
Balances as of September 30, 2023	$982	$11,004	$3,658

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	September 30, 2023				December 31, 2022
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$587	$(339)	$248	$587	$(276)	$311
Gaming rights and other	10 - 34 years	242	(25)	217	212	(16)	196
Trademarks	15 years	313	(87)	226	313	(73)	240
Reacquired rights	24 years	250	(25)	225	250	(17)	233
Technology	6 years	110	(44)	66	110	(30)	80
		$1,502	$(520)	982	$1,472	$(412)	1,060

Non-amortizing intangible assets other than Goodwill
Trademarks				1,998			1,998
Gaming rights				1,137			1,133
Caesars Rewards				523			523
				3,658			3,654
Total amortizing and non-amortizing intangible assets other than Goodwill, net				$4,640			$4,714
Amortization expense with respect to intangible assets for the three months ended September 30, 2023 and 2022 totaled $36 million and $44 million, respectively, and for the nine months ended September 30, 2023 and 2022 totaled $108 million and $152 million, respectively, which is included in Depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2023	Years Ended December 31,
(In millions)		2024	2025	2026	2027	2028
Estimated annual amortization expense	$36	$130	$122	$122	$80	$43
Note 6. Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the Balance Sheets:

	September 30, 2023
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
Forward Contracts
The Company entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP. During the nine months ended September 30, 2022, the Company recorded gains of $76 million related to forward contracts, which have been recorded in Other income (loss) on the Statements of Operations. All forward contracts were settled as of July 1, 2022.
Interest Rate Swap Derivatives
The Company used interest rate swaps to manage the mix of debt between fixed and variable rate instruments. The term of the last interest rate swaps ended on December 31, 2022.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component, net of tax, for the periods through September 30, 2023 and 2022 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2021	$73	$(36)	$(1)	$36
Other comprehensive income (loss) before reclassifications	5	(33)	—	(28)
Amounts reclassified from accumulated other comprehensive income	8	—	—	8
Total other comprehensive income (loss), net of tax	13	(33)	—	(20)
Balances as of March 31, 2022	$86	$(69)	$(1)	$16
Other comprehensive income (loss) before reclassifications	1	(44)	1	(42)
Amounts reclassified from accumulated other comprehensive income	6	—	—	6
Total other comprehensive income (loss), net of tax	7	(44)	1	(36)
Balances as of June 30, 2022	$93	$(113)	$—	$(20)
Other comprehensive income before reclassifications	1	110	—	111
Amounts reclassified from accumulated other comprehensive income	2	—	—	2
Total other comprehensive income, net of tax	3	110	—	113
Balances as of September 30, 2022	$96	$(3)	$—	$93

Balances as of December 31, 2022	$94	$(1)	$(1)	$92
Other comprehensive income before reclassifications	—	2	4	6
Total other comprehensive income, net of tax	—	2	4	6
Balances as of March 31, 2023	$94	$1	$3	$98
Other comprehensive income (loss) before reclassifications	—	(1)	1	—
Total other comprehensive income (loss), net of tax	—	(1)	1	—
Balances as of June 30, 2023	$94	$—	$4	$98
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Total other comprehensive loss, net of tax	—	—	(1)	(1)
Balances as of September 30, 2023	$94	$—	$3	$97
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
In March of 2021, the Company filed a lawsuit against certain of its insurance carriers in the state court in Clark County, Nevada relating to insurance policies that were potentially governed by Nevada law. The Company’s lawsuit was stayed pending the outcome of a separate but similar lawsuit pending in the Nevada Supreme Court. In September of 2023, the Nevada Supreme Court issued an adverse ruling in the separate but similar lawsuit. The Nevada Supreme Court decision negatively affects the Company’s claims in its Nevada lawsuit and will likely result in a dismissal of the Company’s claims with respect to insurance policies that are governed by Nevada law. There are other insurance policies issued to the Company that are governed by other state laws, including, but not limited to, New York and New Jersey. The viability of potential claims under those policies will depend on the result of decisions from the courts in those jurisdictions in lawsuits brought by other claimants. There can be no assurance as to the outcome of any such proceedings.
Cybersecurity Incident
On September 14, 2023, we announced that an unauthorized actor had gained access to our information technology network as a result of a social engineering attack on an outsourced IT support vendor used by the Company, and acquired a copy of, among other data, our loyalty program database (“Data Incident”).
As a result of the Data Incident, we have become subject to multiple lawsuits. Between September 15 and October 26, 2023, thirteen class actions have been filed against us in U.S. federal and state courts in Nevada, New Jersey, and California, purporting to represent various classes of persons whose personal information was affected by the Data Incident. These class actions assert a variety of common law and statutory claims based on allegations that the Company failed to use reasonable security procedures and practices to safeguard customers’ personal information, and seek monetary and statutory damages, injunctive relief and other related relief. Caesars is seeking consolidation of the cases that have been filed into a single case.
In addition, the Company has received inquiries from state regulators related to the Data Incident. We are responding to these inquiries and cooperating fully with regulators.
While we believe it is reasonably possible that we may incur losses associated with the above described proceedings, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, or other resolution given the stage of these proceedings, the absence of specific allegations regarding the alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and/or the lack of resolution of significant factual and legal issues.
Additional lawsuits and claims related to the Data Incident may be asserted by or on behalf of customers, shareholders or others seeking damages or other related relief, and governmental agencies may open additional inquiries or investigations into the Data Incident. The Company is pursuing insurance coverage in relation to costs and liabilities incurred due to the Data Incident.
We have incurred, and may continue to incur, certain expenses related to the Data Incident, including expenses to respond to, remediate and investigate this matter. The full scope of the costs and related impacts of this incident, including the extent to which these costs will be offset by our cybersecurity insurance or potential indemnification claims against third parties, has not been determined. We are unable to predict the full impact of this incident and its impact on guest behavior in the future, including whether a change in our guests’ behavior could negatively impact our financial condition and results of operations on an ongoing basis. As of the date of this report, there has not been a material effect on the Company’s financial condition and results of operations and we currently do not expect that it will have such an effect in the future.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Contractual Commitments
Capital Commitments
Harrah’s New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board, entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation and the City entered into a Second Amended and Restated Lease Agreement. Based on these amendments related to Harrah’s New Orleans, the Company is required to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. The capital investment will involve the rebranding of the property to Caesars New Orleans which includes a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340-room hotel tower. The project has a current capital plan of approximately $430 million, and as of September 30, 2023, total capital expenditures have been $239 million since the project began.
Atlantic City
As required by the New Jersey Gaming Control Board, in 2020, the Company funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. The capital plan includes significant room renovations at both Caesars Atlantic City and Harrah’s Atlantic City, as well as the addition of new restaurants with celebrity partners. As of September 30, 2023 and December 31, 2022, the restricted cash balance remaining in the escrow account was $21 million and $118 million, respectively. This amount is currently included in restricted cash in Other assets, net.
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Additionally, a selection of such partnerships provides Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of September 30, 2023 and December 31, 2022, obligations related to these agreements were $639 million and $898 million, respectively, with contracts extending through 2040. These obligations include leasing of event suites that are generally considered short-term leases for which the Company does not record a right of use asset or lease liability. The Company recognizes expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability as of September 30, 2023 and December 31, 2022, was $208 million and $203 million, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 8. Long-Term Debt

	September 30, 2023				December 31, 2022
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Revolving Credit Facility	2028	variable	$—	$—	$—
CEI Term Loan A	2028	variable	722	719	747
CEI Term Loan B	2030	variable	2,487	2,437	—
CRC Senior Secured Notes	2025	5.75%	989	982	979
CEI Senior Secured Notes due 2025	2025	6.25%	3,399	3,370	3,360
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,978	—
Baltimore Revolving Credit Facility	N/A	N/A	—	—	—
Baltimore Term Loan	N/A	N/A	—	—	262
Convention Center Mortgage Loan	N/A	N/A	—	—	400
CRC Incremental Term Loan	N/A	N/A	—	—	972
CRC Term Loan	N/A	N/A	—	—	3,243
Unsecured Debt
CEI Senior Notes due 2027	2027	8.125%	1,611	1,592	1,589
CEI Senior Notes due 2029	2029	4.625%	1,200	1,187	1,186
Special Improvement District Bonds	2037	4.30%	45	45	47
Long-term notes and other payables			2	2	2
Total debt			12,455	12,312	12,787
Current portion of long-term debt			(65)	(65)	(108)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(17)	(20)
Long-term debt			$12,390	$12,230	$12,659

Unamortized discounts and deferred finance charges				$160	$318
Fair value			$12,167

Annual Estimated Debt Service Requirements as of September 30, 2023
	Remaining	Years Ended December 31,
(In millions)	2023	2024	2025	2026	2027	Thereafter	Total
Annual maturities of long-term debt	$16	$65	$4,453	$65	$1,676	$6,180	$12,455
Estimated interest payments	100	870	830	540	530	820	3,690
Total debt service obligation (a)	$116	$935	$5,283	$605	$2,206	$7,000	$16,145
____________________
(a)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking SOFR curve, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of September 30, 2023 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of September 30, 2023 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
Borrowings under the Senior Credit Facilities bear interest, paid monthly, at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on Secured Overnight Financing Rate (“SOFR”) for the applicable interest period plus an adjustment of 0.10% per annum (“Adjusted Term SOFR”), subject to a floor of 0% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Adjusted Term SOFR loan and 1.25% per annum in the case of any Base Rate loan, subject to three 0.25% step-downs based on the Company’s net total leverage ratio. In addition, on a quarterly basis, the Company is required to pay each lender under the Amended CEI Revolving Credit Facility a commitment fee in respect of any unused commitments under the Amended CEI Revolving Credit Facility in the amount of 0.35% per annum of the principal amount of the unused commitments of such lender, subject to three 0.05% step-downs based on the Company’s net total leverage ratio.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
During the nine months ended September 30, 2023, the Company utilized and fully repaid the CEI Revolving Credit Facility. Such activity is presented in the financing section in the Statements of Cash Flows. As of September 30, 2023, the Company had $2.1 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $71 million in outstanding letters of credit, $46 million committed for regulatory purposes, and the reserves described above.
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
Baltimore Term Loan and Baltimore Revolving Credit Facility
On July 17, 2023, following the acquisition of the remaining 24.2% equity interest in Horseshoe Baltimore, the Company permanently repaid the outstanding principal balance of Horseshoe Baltimore’s senior secured term loan facility (the “Baltimore Term Loan”) by utilizing the CEI Revolving Credit Facility, which was also repaid as of September 30, 2023. In connection with the repayment, the Company recognized a $3 million loss on the early extinguishment of debt. The Baltimore Term Loan was subject to a variable rate of interest calculated as London Interbank Offered Rate (“LIBOR”) plus 4.00% until May 1, 2023, when the Baltimore Term Loan’s benchmark interest rate was amended from LIBOR to the Adjusted Term SOFR plus an applicable adjustment for the applicable period. In addition, Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”) matured on July 7, 2023. The Baltimore Revolving Credit Facility had borrowing capacity of up to $10 million, subject to a variable rate of interest calculated as Term SOFR plus 4.00%.
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
Debt Covenant Compliance
The Senior Credit Facilities, the CEI Term Loan B, and the indentures governing the CRC Senior Secured Notes, the CEI Senior Secured Notes due 2025, the CEI Senior Secured Notes due 2030, the CEI Senior Notes due 2027, and the CEI Senior Notes due 2029 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
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
As of September 30, 2023, the Company was in compliance with all of the applicable financial covenants described above.
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

	Three Months Ended September 30, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$323	$1,111	$186	$—	$—	$1,620
Food and beverage	285	158	—	—	—	443
Hotel	341	212	—	—	—	553
Other	171	84	29	98	(4)	378
Net revenues	$1,120	$1,565	$215	$98	$(4)	$2,994

	Three Months Ended September 30, 2022
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$323	$1,096	$187	$—	$(1)	$1,605
Food and beverage	264	147	—	—	—	411
Hotel	335	209	—	—	—	544
Other	155	78	25	70	(1)	327
Net revenues	$1,077	$1,530	$212	$70	$(2)	$2,887

	Nine Months Ended September 30, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$945	$3,247	$599	$—	$(2)	$4,789
Food and beverage	868	437	—	—	—	1,305
Hotel	1,067	514	—	—	—	1,581
Other	499	217	70	239	3	1,028
Net revenues	$3,379	$4,415	$669	$239	$1	$8,703

	Nine Months Ended September 30, 2022
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$929	$3,264	$255	$—	$(2)	$4,446
Food and beverage	775	397	—	—	—	1,172
Hotel	959	487	—	—	—	1,446
Other	470	200	56	210	—	936
Net revenues	$3,133	$4,348	$311	$210	$(2)	$8,000

Accounts Receivable, Net
(In millions)	September 30, 2023	December 31, 2022
Casino	$215	$259
Food and beverage and hotel	137	144
Other	203	208
Accounts receivable, net	$555	$611
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2023	2022	2023	2022	2023	2022
Balance at January 1	$45	$48	$87	$91	$693	$560
Balance at September 30	38	40	93	95	661	662
Increase / (decrease)	$(7)	$(8)	$6	$4	$(32)	$102
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended September 30, 2023 and 2022, we recognized approximately $553 million and $544 million, respectively, and during the nine months ended September 30, 2023 and 2022, we recognized approximately $1.6 billion and $1.4 billion, respectively, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statements of Operations and during the three months ended September 30, 2023 and 2022, lease revenue related to conventions was approximately $5 million and $4 million, respectively, and during the nine months ended September 30, 2023 and 2022, lease revenue related to conventions was approximately $31 million and $23 million, respectively.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended September 30, 2023 and 2022, we recognized approximately $42 million for both periods, and during the nine months ended September 30, 2023 and 2022, we recognized approximately $122 million and $125 million, respectively, of real estate lease revenue.
Real estate lease revenue includes $14 million and $17 million of variable rental income for the three months ended September 30, 2023 and 2022, and $44 million and $45 million for the nine months ended September 30, 2023 and 2022, respectively.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 10. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income (loss) from continuing operations attributable to Caesars, net of income taxes	$74	$52	$858	$(365)
Discontinued operations, net of income taxes	—	—	—	(386)
Net income (loss) attributable to Caesars	$74	$52	$858	$(751)
Shares outstanding:
Weighted average shares outstanding – basic	215	214	215	214
Effect of dilutive securities:
Stock-based compensation awards	1	1	1	—
Weighted average shares outstanding – diluted	216	215	216	214

Basic income (loss) per share from continuing operations	$0.34	$0.24	$3.99	$(1.70)
Basic loss per share from discontinued operations	—	—	—	(1.80)
Net income (loss) per common share attributable to common stockholders – basic:	$0.34	$0.24	$3.99	$(3.50)

Diluted income (loss) per share from continuing operations	$0.34	$0.24	$3.97	$(1.70)
Diluted loss per share from discontinued operations	—	—	—	(1.80)
Net income (loss) per common share attributable to common stockholders – diluted:	$0.34	$0.24	$3.97	$(3.50)
For a period in which the Company generated a net loss from continuing operations, the Weighted average shares outstanding - basic was used in calculating Diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

Weighted-Average Number of Anti-Dilutive Shares Excluded from the Calculation of Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Stock-based compensation awards	1	2	1	3
Total anti-dilutive common stock	1	2	1	3
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
Total stock-based compensation expense in the accompanying Statements of Operations totaled $26 million during both of the three months ended September 30, 2023 and 2022 and $82 million and $77 million during the nine months ended September 30, 2023 and 2022, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (“2015 Plan”)
During the nine months ended September 30, 2023, as part of the annual incentive program, the Company granted 1.5 million RSUs to eligible participants with an aggregate fair value of $76 million and a ratable vesting period of one to three years. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
During the nine months ended September 30, 2023, the Company also granted 192 thousand PSUs that are scheduled to cliff vest over a period of two to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached. The aggregate value of PSUs granted during the year was $9 million as of September 30, 2023.
In addition, during the nine months ended September 30, 2023, the Company granted 379 thousand MSUs that are scheduled to cliff vest over a period of one to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the nine months ended September 30, 2023 was $31 million.
During the nine months ended September 30, 2023, there were no grants of stock options and 88 stock options were exercised. In addition, during the nine months ended September 30, 2023, 1.1 million, 243 thousand and 140 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 Plan.
Outstanding at End of Period

	September 30, 2023		December 31, 2022
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Stock options	—	$—	88	$30.63
Restricted stock units	2,148,409	60.64	1,863,481	66.87
Performance stock units	327,835	46.35	383,157	51.73
Market-based stock units	871,284	85.11	741,803	83.24
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
As of September 30, 2023, the Company has acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the nine months ended September 30, 2023 and 2022.
Note 12. Income Taxes
The Company’s provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. However, the Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three and nine months ended September 30, 2023. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, and therefore, the historical method would not provide a reliable estimate for the three and nine months ended September 30, 2023.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Income Tax Allocation
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Income (loss) from continuing operations before income taxes	$139	$61	$(20)	$(409)
Benefit (provision) for income taxes	(47)	(8)	904	47
Effective tax rate	33.8%	13.1%	*	11.5%
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
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. During the second quarter of 2023, the Company evaluated its forecasted adjusted taxable income and objectively verifiable evidence and placed substantial weight on its 2022 and 2023 quarterly earnings, adjusted for non-recurring items, including the interest expense disallowed under current tax law. Accordingly, the Company determined it was more likely than not that a portion of the federal and state deferred tax assets will be realized and, as a result, during the second quarter of 2023, the Company reversed the valuation allowance related to these deferred tax assets and recorded an income tax benefit of $940 million. The Company is still carrying a valuation allowance on certain federal and state deferred tax assets that are not more likely than not to be realized in the future. The Company has assessed the changes to the valuation allowance, including realization of the disallowed interest expense deferred tax asset, using the integrated approach.
The income tax provision for the three months ended September 30, 2023 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense. The income tax benefit for the nine months ended September 30, 2023 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to the partial release of federal and state valuation allowances.
The income tax benefit for the three months ended September 30, 2022 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to a decrease in the state deferred tax liabilities as a result of a reduction in tax rates in Pennsylvania and Iowa. The income tax benefit for the nine months ended September 30, 2022 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to a deferred tax adjustment related to the tax impact of the settlement of preexisting relationships upon the acquisition of William Hill PLC in 2021 and nondeductible expenses.
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
Note 13. Related Affiliates
REI
As of September 30, 2023, Recreational Enterprises, Inc. (“REI”) owned approximately 4.0% of the outstanding common stock of the Company. The directors of REI are the Company’s Executive Chairman of the Board, Gary L. Carano, its Chief Executive Officer and Board member, Thomas R. Reeg, and its Vice President of Player Development, Gene Carano. In addition, Gary L. Carano also serves as the Vice President of REI and Gene Carano also serves as the Secretary and Treasurer of REI. Members of the Carano family, including Gary L. Carano and Gene Carano, own the equity interests in REI. During the nine months ended September 30, 2023 and 2022, there were no related party transactions between the Company and the Carano family other than compensation, including salary and equity incentives, and the CSY Lease listed below.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) which is an entity partially owned by REI (the “CSY Lease”). The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations through the term of the lease. As of September 30, 2023 and December 31, 2022, there were no amounts due to or from CSY.
CVA Holdco, LLC
In May 2023, the Company entered into a joint venture, CVA Holdco, LLC, with the Eastern Band of Cherokee Indians (“EBCI”) and an additional minority partner, to construct, own and operate a gaming facility in Danville, Virginia (“Caesars Virginia”). Caesars Virginia opened in a temporary facility on May 15, 2023 which will be replaced by a permanent facility that is currently under construction and is estimated to open in late 2024. As the managing member, the Company will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project.
While the Company holds a 49.5% variable interest in the joint venture, it is the primary beneficiary; as such, the joint venture’s operations are included in the Financial Statements, with a minority interest recorded reflecting the operations attributed to the other partners. The Company participates ratably, based on ownership percentage, with the partners in the profits and losses of the joint venture. As of September 30, 2023, the Company has received $100 million in contributions for the project and EBCI and the other minority partners are obligated to contribute additional cash totaling $24 million to the joint venture.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of September 30, 2023:

Las Vegas	Regional		Managed and Branded
Caesars Palace Las Vegas	Caesars Atlantic City	Harveys Lake Tahoe	Managed
The Cromwell	Caesars Virginia (b)	Horseshoe Baltimore	Harrah’s Ak-Chin
Flamingo Las Vegas	Circus Circus Reno	Horseshoe Black Hawk	Harrah’s Cherokee
Harrah’s Las Vegas	Eldorado Gaming Scioto Downs	Horseshoe Bossier City	Harrah’s Cherokee Valley River
Horseshoe Las Vegas	Eldorado Resort Casino Reno	Horseshoe Council Bluffs	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Grand Victoria Casino	Horseshoe Hammond	Caesars Windsor
Paris Las Vegas	Harrah’s Atlantic City	Horseshoe Indianapolis	Caesars Dubai (d)
Planet Hollywood Resort & Casino	Harrah’s Columbus Nebraska (c)	Horseshoe Lake Charles	Branded
Rio All-Suite Hotel & Casino (a)	Harrah’s Council Bluffs	Horseshoe St. Louis	Caesars Southern Indiana
	Harrah’s Gulf Coast	Horseshoe Tunica	Harrah’s Northern California
Caesars Digital	Harrah’s Hoosier Park Racing & Casino	Isle Casino Bettendorf
Caesars Digital	Harrah’s Joliet	Isle of Capri Casino Boonville
	Harrah’s Lake Tahoe	Isle of Capri Casino Lula
	Harrah’s Laughlin	Isle Casino Waterloo
	Harrah’s Metropolis	Lady Luck Casino - Black Hawk
	Harrah’s New Orleans	Silver Legacy Resort Casino
	Harrah’s North Kansas City	Trop Casino Greenville
	Harrah’s Philadelphia	Tropicana Atlantic City
	Harrah’s Pompano Beach	Tropicana Laughlin Hotel & Casino
____________________
(a)As of October 2, 2023, Caesars no longer operates the Rio All-Suite Hotel & Casino and all operations were assumed by the lessor.
(b)Temporary gaming facility opened on May 15, 2023. The construction of the permanent facility of Caesars Virginia is expected to be completed in late 2024.
(c)Temporary gaming facility opened on June 12, 2023. The construction of the permanent facility of Harrah’s Columbus Nebraska is expected to be completed in the first half of 2024.
(d)On November 16, 2023, the Company expects to exit the management agreement associated with Caesars Dubai and the property will be renamed under new ownership.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Las Vegas:
Net revenues	$1,120	$1,077	$3,379	$3,133
Adjusted EBITDA	482	480	1,527	1,427
Regional:
Net revenues	1,565	1,530	4,415	4,348
Adjusted EBITDA	575	570	1,531	1,542
Caesars Digital:
Net revenues	215	212	669	311
Adjusted EBITDA	2	(38)	9	(661)
Managed and Branded:
Net revenues	98	70	239	210
Adjusted EBITDA	20	22	58	64
Corporate and Other:
Net revenues	(4)	(2)	1	(2)
Adjusted EBITDA	(36)	(22)	(117)	(86)
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income (loss) attributable to Caesars	$74	$52	$858	$(751)
Net income attributable to noncontrolling interests	18	1	26	3
Net loss from discontinued operations	—	—	—	386
(Benefit) provision for income taxes	47	8	(904)	(47)
Other (income) loss (a)	1	(4)	(5)	(53)
Loss on extinguishment of debt	3	33	200	33
Interest expense, net	581	569	1,761	1,680
Depreciation and amortization	320	304	943	910
Transaction costs and other, net (b)	(27)	23	47	48
Stock-based compensation expense	26	26	82	77
Adjusted EBITDA	$1,043	$1,012	$3,008	$2,286

Adjusted EBITDA by Segment:
Las Vegas	$482	$480	$1,527	$1,427
Regional	575	570	1,531	1,542
Caesars Digital	2	(38)	9	(661)
Managed and Branded	20	22	58	64
Corporate and Other	(36)	(22)	(117)	(86)
____________________
(a)Other (income) loss for the three and nine months ended September 30, 2022 primarily represents the net change in fair value of investments held by the Company, foreign exchange forward contracts, and changes in the fair value of a disputed claim liability.
(b)Transaction costs and other, net for the three and nine months ended September 30, 2023 primarily includes (i) net proceeds received in exchange for participation rights in a potential insurance recovery, (ii) proceeds received for the termination of the Caesars Dubai management agreement and (iii) costs related to non-cash losses on the write down and disposal of assets, pre-opening costs in connection with new temporary facility openings and non-cash changes in equity method investments. Transaction costs and other, net for the three and nine months ended September 30, 2022 primarily represents professional services for integration activities and various contract exit or termination costs partially offset by a gain resulting from insurance proceeds received in excess of the respective carrying value of damaged assets associated with the Lake Charles property.

Total Assets - By Segment
(In millions)	September 30, 2023	December 31, 2022
Las Vegas	$23,965	$23,547
Regional	15,206	14,908
Caesars Digital	1,086	1,200
Managed and Branded	206	140
Corporate and Other (a)	(7,234)	(6,268)
Total	$33,229	$33,527
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2022 Annual Report.
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
We own, lease, brand, or manage an aggregate of 53 domestic properties in 18 states with approximately 52,500 slot machines, video lottery terminals and e-tables, approximately 2,700 table games and approximately 46,900 hotel rooms as of September 30, 2023. In addition, we have other domestic and international properties that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Our primary source of revenue is generated by our casino properties’ gaming operations, our retail and online sports betting, as well as our online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of September 30, 2023, we owned 22 of our casinos and leased 25 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to a regional lease, a Las Vegas lease and a Joliet lease (the “VICI Leases”). In addition, we lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease associated with our Horseshoe St. Louis property (together with the GLPI Master Lease, the “GLPI Leases”) and leased the Rio All-Suite Hotel & Casino from a separate third party until October 2, 2023, at which time operations were assumed by the lessor.

We also operate and conduct sports wagering across 30 jurisdictions in North America, 24 of which offer mobile sports betting, and operate regulated online real money gaming in six jurisdictions in North America. Our Caesars Sportsbook app operates on the Liberty platform. The map below illustrates Caesars Digital’s presence as of September 30, 2023:
In 2022, we partnered with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and launched the Caesars Racebook app which operates in 18 states as of September 30, 2023. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
We are also in the process of expanding our Caesars Digital footprint into other states in the near term with our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps as jurisdictions legalize or provide necessary approvals. No customers under 21 years old are allowed to wager on any of our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.

We periodically divest of assets in order to raise capital, as a result of a determination that the assets are not core to our business, or due to regulatory requirements. A summary of recently completed divestitures of our properties as of September 30, 2023 is as follows:

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
While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such, the investment in the joint venture is accounted for using the equity method. We participate evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other costs, net on our Statements of Operations. As of both September 30, 2023 and December 31, 2022, our investment in the joint venture was $80 million and is recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets. We have no further obligation to contribute additional real estate or cash as of September 30, 2023.
NeoGames
We held an investment in NeoGames S.A., a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On March 14, 2022, we sold our investment at fair value for $26 million and recorded a loss of $34 million during the nine months ended September 30, 2022, which is included within Other income (loss) on the Statements of Operations.
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
Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results for the three and nine months ended September 30, 2023 and 2022:
•New Developments and Re-openings – During the construction of the permanent facilities for Caesars Virginia and Harrah’s Columbus Nebraska, we opened temporary gaming facilities during the second quarter of 2023. Caesars Virginia’s temporary facility opened on May 15, 2023 and Harrah’s Columbus Nebraska’s temporary facility opened on June 12, 2023. In addition to the temporary facilities, the reopening of Horseshoe Lake Charles in December 2022 has contributed to the Regional segment’s performance when compared to the prior year period.
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
•Caesars Sportsbook, Caesars Racebook and iGaming mobile apps – During the three months ended September 30, 2023, we launched Caesars Sportsbook in new jurisdictions, we migrated our sports betting platform to Liberty in the state of Nevada, and we launched our new online and mobile iGaming application, Caesars Palace Online Casino. During the nine months ended September 30, 2023, promotional and marketing expenses have significantly decreased as compared to the prior year period. As new states and jurisdictions have legalized sports betting, we have made varying degrees of upfront investments which have been executed through marketing campaigns and promotional incentives to acquire new customers and establish our presence in the new state or jurisdiction. In connection with the launch of our Caesars Sportsbook app in the state of New York and Louisiana in January 2022, we experienced negative net revenue in the first quarter of 2022 resulting from a substantial amount of bonus cash and matched deposits issued to customers as sign-on incentives, which exceeded our gaming win. We continue to adjust our level of investment during the launch period in new jurisdictions based, in part, on prior experience and do not expect such investment to continue at elevated levels subsequent to the initial launch period.
•Income Taxes – Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. During the second quarter of 2023, we evaluated our forecasted adjusted taxable income and objectively verifiable evidence and placed substantial weight on our 2022 and 2023 quarterly earnings, adjusted for non-recurring items, including the interest expense disallowed under current tax law. Accordingly, we determined it was more likely than not that a portion of the federal and state deferred tax assets will be realized and, as a result, during the second quarter of 2023, we reversed the valuation allowance related to these deferred tax assets and recorded an income tax benefit of $940 million. We are still carrying a valuation allowance on certain federal and state deferred tax assets that are not more likely than not to be realized in the future. We have assessed the changes to the valuation allowance, including realization of the disallowed interest expense deferred tax asset, using the integrated approach.
•Divestitures and Discontinued Operations – See “Overview” section above for detail on properties divested, including related discontinued operations.

Results of Operations
The following table highlights the results of our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Net revenues:
Las Vegas	$1,120	$1,077	$3,379	$3,133
Regional	1,565	1,530	4,415	4,348
Caesars Digital	215	212	669	311
Managed and Branded	98	70	239	210
Corporate and Other (a)	(4)	(2)	1	(2)
Total	$2,994	$2,887	$8,703	$8,000

Net income (loss)	$92	$53	$884	$(748)

Adjusted EBITDA (b):
Las Vegas	$482	$480	$1,527	$1,427
Regional	575	570	1,531	1,542
Caesars Digital	2	(38)	9	(661)
Managed and Branded	20	22	58	64
Corporate and Other (a)	(36)	(22)	(117)	(86)
Total	$1,043	$1,012	$3,008	$2,286

Net income (loss) margin	3.1%	1.8%	10.2%	(9.4)%
Adjusted EBITDA margin	34.8%	35.1%	34.6%	28.6%
____________________
(a)Corporate and Other includes revenues related to certain licensing arrangements and various revenue sharing agreements. Corporate and Other Adjusted EBITDA includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees and other general and administrative expenses.
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the three and nine months ended September 30, 2023 and 2022” discussion later in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.
Consolidated comparison of the three and nine months ended September 30, 2023 and 2022
Net Revenues
Net revenues were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Casino	$1,620	$1,605	$15	0.9%	$4,789	$4,446	$343	7.7%
Food and beverage	443	411	32	7.8%	1,305	1,172	133	11.3%
Hotel	553	544	9	1.7%	1,581	1,446	135	9.3%
Other	378	327	51	15.6%	1,028	936	92	9.8%
Net revenues	$2,994	$2,887	$107	3.7%	$8,703	$8,000	$703	8.8%
Consolidated net revenues increased for the three months ended September 30, 2023 as compared to the same prior year period primarily due to the Regional segment which benefited from the opening of two temporary gaming facilities, Caesars Virginia on May 15, 2023 and Harrah’s Columbus Nebraska on June 12, 2023, as well as the reopening of Horseshoe Lake Charles in December 2022. Net revenues for the nine months ended September 30, 2023 improved primarily due to gaming revenues in the Caesars Digital segment from additional state launches of our online and retail Caesars Sportsbooks. Promotional allowances offered during launches in new jurisdictions have been significantly reduced year over year. In addition, hotel occupancy rates within the Las Vegas segment continue to improve as compared to the prior year periods. Notably, the Omicron variant of COVID-19 negatively impacted prior year results during the first quarter of 2022 across substantially all of our properties, including disruptions to group and conventions, banquets, and scheduled concert events. These results were partially offset by increased competition associated with new casino resorts opening in some of our regional markets, construction disruptions, and inclement weather across the country, particularly in northern Nevada, which restricted travel in the first quarter of 2023. The Company continues to expand partnerships with iconic entertainers to host concerts and performances, and celebrity chefs to offer new food and beverage venues.
Operating Expenses
Operating expenses were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Casino	$831	$838	$(7)	(0.8)%	$2,476	$2,727	$(251)	(9.2)%
Food and beverage	266	240	26	10.8%	775	684	91	13.3%
Hotel	146	142	4	2.8%	426	391	35	9.0%
Other	118	105	13	12.4%	336	298	38	12.8%
General and administrative	528	529	(1)	(0.2)%	1,536	1,545	(9)	(0.6)%
Corporate	74	63	11	17.5%	239	208	31	14.9%
Depreciation and amortization	320	304	16	5.3%	943	910	33	3.6%
Transaction and other costs, net	(13)	7	(20)	*	36	(14)	50	*
Total operating expenses	$2,270	$2,228	$42	1.9%	$6,767	$6,749	$18	0.3%
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
Casino expenses decreased for the three and nine months ended September 30, 2023 as compared to the same prior year period due to a reduction in advertising costs, attributable to our Caesars Digital segment, from the promotion of our Caesars Sportsbook app and its expansion into new jurisdictions, particularly in the first quarter of 2022. Food and beverage and hotel expenses have increased in connection with increased revenues; however, we continue to focus on labor efficiencies to manage rising labor costs and strategically manage our marketing and advertising spend to reduce our casino expenses. Similarly, we continue to manage recent increases in food costs by focusing on efficiencies within food and beverage venues and menu options.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal, internal audit, property taxes and marketing expenses indirectly related to our gaming and non-gaming operations.
Transaction and other costs, net for the three and nine months ended September 30, 2023 primarily includes non-cash losses on the write down and disposal of assets, pre-opening costs in connection with new temporary facility openings and non-cash changes in equity method investments. Offsetting these costs is a gain of $29 million associated with proceeds received from the sale of a potential insurance recovery. Transaction and other costs, net for the three and nine months ended September 30, 2022 primarily represents professional services for integration activities and various contract exit or termination costs, offset by a $38 million gain in the first quarter of 2022 resulting from insurance proceeds received in excess of the respective carrying value of damaged assets associated with our Lake Charles property.

Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Interest expense, net	$(581)	$(569)	$(12)	(2.1)%	$(1,761)	$(1,680)	$(81)	(4.8)%
Loss on extinguishment of debt	(3)	(33)	30	90.9%	(200)	(33)	(167)	*
Other income (loss)	(1)	4	(5)	*	5	53	(48)	(90.6)%
Benefit (provision) for income taxes	(47)	(8)	(39)	*	904	47	857	*
____________________
*    Not meaningful.
Interest expense, net increased for the three and nine months ended September 30, 2023, as compared to the same prior year period due to annual escalators in our financing obligations related to our VICI Leases, including escalators based on the Consumer Price Index (“CPI”) that take effect in November of each year. In addition, rising interest rates have negatively impacted our borrowing rates, however, our efforts to reduce outstanding debt has resulted in a decrease of interest expense related to debt service for the three months ended September 30, 2023 compared to the same prior year period.
For the three and nine months ended September 30, 2023 and 2022, loss on extinguishment of debt was primarily related to the prepayments of the Caesars Resort Collection (“CRC”) Term Loan and the CRC Incremental Term Loan. On July 17, 2023, we repaid the Baltimore Term Loan and recognized a $3 million loss on the early extinguishment of debt.
Other income decreased for the nine months ended September 30, 2023, as compared to the same prior year period, mainly due to a change in the fair value of foreign exchange forward contracts and a gain related to the resolution of a disputed claim liability, offset by the change in fair value of investments, all of which were recorded in the prior year.
The income tax provision for the three months ended September 30, 2023 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense. The income tax benefit for the nine months ended September 30, 2023 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to the partial release of federal and state valuation allowances.
The income tax benefit for the three months ended September 30, 2022 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to a decrease in the state deferred tax liabilities as a result of a reduction in tax rates in Pennsylvania and Iowa. The income tax benefit for the nine months ended September 30, 2022 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to a deferred tax adjustment related to the tax impact of the settlement of preexisting relationships upon the acquisition of William Hill PLC in 2021 and nondeductible expenses.
During the second quarter of 2023, we reversed the valuation allowance related to certain deferred tax assets and recorded a one-time income tax benefit of $940 million, as we determined it was more likely than not that a portion of our federal and state deferred tax assets would be realized.

Segment comparison of the three and nine months ended September 30, 2023 and 2022
Las Vegas Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Revenues:
Casino	$323	$323	$—	—%	$945	$929	$16	1.7%
Food and beverage	285	264	21	8.0%	868	775	93	12.0%
Hotel	341	335	6	1.8%	1,067	959	108	11.3%
Other	171	155	16	10.3%	499	470	29	6.2%
Net Revenues	$1,120	$1,077	$43	4.0%	$3,379	$3,133	$246	7.9%

Table game drop	$840	$890	$(50)	(5.6)%	$2,596	$2,594	$2	0.1%
Table game hold %	24.7%	22.2%		2.5 pts	22.5%	21.6%		0.9 pts
Slot handle	$2,715	$2,599	$116	4.5%	$8,207	$7,756	$451	5.8%

Hotel occupancy	96.6%	93.6%		3.0 pts	96.5%	91.1%		5.4 pts

Adjusted EBITDA	$482	$480	$2	0.4%	$1,527	$1,427	$100	7.0%
Adjusted EBITDA margin	43.0%	44.6%		(1.6) pts	45.2%	45.5%		(0.3) pts

Net income attributable to Caesars	$238	$245	$(7)	(2.9)%	$792	$726	$66	9.1%
Las Vegas segment’s net revenues increased for the three months ended September 30, 2023, as compared to the same prior year period, primarily related to food and beverage and entertainment. Food and beverage revenues are driven by higher restaurant covers and improved product mix with additions of casual and premier dining venues. Other revenue increased primarily due to entertainment related revenues from headliner performances in the current year compared to prior year. These increases have been offset, in part, by increases in overall wages and headcount within union and non-union team members. Additionally, our Las Vegas segment continues to face access challenges related to construction disruption and roadwork on and around the Las Vegas Strip. As a result, Las Vegas segment’s net income and Adjusted EBITDA margin decreased slightly and Adjusted EBITDA remained consistent for the three months ended September 30, 2023 compared to the prior year period.
Las Vegas segment’s net revenues, net income and Adjusted EBITDA increased for the nine months ended September 30, 2023. In addition to the third quarter results described above, during the first quarter of 2022, the resurgence of the Omicron variant of COVID-19 had a significant negative impact on visitation, group and conventions, and scheduled concert events. As a result, on a year-to-date basis, Las Vegas segment has experienced increased visitation which has driven higher hotel occupancy, improved room rates, higher food and beverage revenues and additional entertainment revenues as compared to the prior year period.
For the three and nine months ended September 30, 2023, slot win percentage in the Las Vegas segment was within our typical range.

Regional Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Revenues:
Casino	$1,111	$1,096	$15	1.4%	$3,247	$3,264	$(17)	(0.5)%
Food and beverage	158	147	11	7.5%	437	397	40	10.1%
Hotel	212	209	3	1.4%	514	487	27	5.5%
Other	84	78	6	7.7%	217	200	17	8.5%
Net revenues	$1,565	$1,530	$35	2.3%	$4,415	$4,348	$67	1.5%

Table game drop	$1,144	$1,151	$(7)	(0.6)%	$3,166	$3,268	$(102)	(3.1)%
Table game hold %	21.6%	21.0%		0.6 pts	21.8%	22.0%		(0.2) pts
Slot handle	$11,477	$11,280	$197	1.7%	$32,850	$32,621	$229	0.7%

Adjusted EBITDA	$575	$570	$5	0.9%	$1,531	$1,542	$(11)	(0.7)%
Adjusted EBITDA margin	36.7%	37.3%		(0.6) pts	34.7%	35.5%		(0.8) pts

Net income attributable to Caesars	$176	$211	$(35)	(16.6)%	$375	$480	$(105)	(21.9)%
Regional segment’s net revenues increased for the three and nine months ended September 30, 2023, primarily related to incremental net revenues generated from the reopening of Horseshoe Lake Charles in the fourth quarter of 2022 and the opening of our temporary gaming facilities at Caesars Virginia on May 15, 2023 and Harrah’s Columbus Nebraska on June 12, 2023. These increases were partially offset by competition associated with new casino resorts opening in some of our regional markets, construction disruption from renovation projects at certain of our properties and inclement weather across the country, particularly in northern Nevada, which restricted travel in the first quarter of 2023. In addition, wage and headcount increases resulted in higher labor costs for the three and nine months ended September 30, 2023. As a result, Adjusted EBITDA remained relatively consistent as compared to the prior year periods. Increased interest expense associated with our VICI Leases and additional depreciation expense related to our new gaming facilities led to a decline in net income for the three and nine months ended September 30, 2023 as compared to prior year.
Slot win percentage in the Regional segment for the three and nine months ended September 30, 2023 was within our typical range.

Caesars Digital Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Revenues:
Casino (a)	$186	$187	$(1)	(0.5)%	$599	$255	$344	134.9%
Other	29	25	4	16.0%	70	56	14	25.0%
Net revenues	$215	$212	$3	1.4%	$669	$311	$358	115.1%

Sports betting handle (b)	$2,320	$2,029	$291	14.3%	$8,213	$9,350	$(1,137)	(12.2)%
Sports betting hold %	6.5%	7.9%		(1.4) pts	6.3%	5.4%		0.9 pts

iGaming handle	$2,472	$1,787	$685	38.3%	$7,542	$6,054	$1,488	24.6%
iGaming hold %	3.1%	3.5%		(0.4) pts	3.0%	3.3%		(0.3) pts

Adjusted EBITDA	$2	$(38)	$40	*	$9	$(661)	$670	*
Adjusted EBITDA margin	0.9%	(17.9)%		*	1.3%	*		*

Net loss attributable to Caesars	$(29)	$(63)	$34	54.0%	$(83)	$(755)	$672	89.0%
____________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and poker of $52 million and $48 million for the three months ended September 30, 2023 and 2022, respectively, and $184 million and $487 million for the nine months ended September 30, 2023 and 2022, respectively. Promotional and complimentary incentives for poker were $4 million and $5 million for the three months ended September 30, 2023 and 2022, respectively, and $11 million and $18 million for the nine months ended September 30, 2023 and 2022, respectively.
(b)Caesars Digital generated an additional $205 million and $220 million of sports betting handle, for the three months ended September 30, 2023 and 2022, respectively, and $745 million and $824 million for the nine months ended September 30, 2023 and 2022, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 8.9% and 14.0%, for the three months ended September 30, 2023 and 2022, respectively, and 10.1% for both of the nine months ended September 30, 2023 and 2022. Sports betting handle includes $11 million and $12 million for the three months ended September 30, 2023 and 2022, respectively, and $35 million and $39 million for the nine months ended September 30, 2023 and 2022, respectively, related to horse racing and pari-mutuel wagers.
Caesars Digital reflects the operations for retail and mobile sports betting, online casino, poker, and horse racing, which includes our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.
Caesars Digital’s net revenues, net loss, Adjusted EBITDA, and Adjusted EBITDA margin improved for the three months ended September 30, 2023 as compared to the same prior year period. During the third quarter of 2023, we completed the migration of sports betting operations in the state of Nevada to the Liberty platform and launched our new Caesars Palace Online Casino application in states and territories where we operate iGaming. In addition, we completed the launch of mobile sports betting in Kentucky and Puerto Rico. Strong sports betting and iGaming handle was slightly offset by decreased hold during the period and we significantly reduced marketing expenses which drove the improvement in net loss, Adjusted EBITDA and Adjusted EBITDA margin during the third quarter of 2023.
Caesars Digital’s net revenues, net loss, Adjusted EBITDA, and Adjusted EBITDA margin improved for the nine months ended September 30, 2023 as compared to the same prior year period, primarily due to lower year over year promotional and marketing expenses for launches in new states and jurisdictions, coupled with higher sports betting hold. We experienced negative net revenue in the first quarter of 2022 as a result of increased promotional offerings for new state launches in New York and Louisiana. We have refined our promotional intensity during the launch period in new jurisdictions based, in part, on prior experience and do not expect such investments to continue at elevated levels subsequent to initial launch periods.
As sports betting and online casinos expand through increased state or jurisdictional legalization, new product launches, and customer adoption, variations in hold percentages and increases in promotional and marketing expenses in highly competitive markets during promotional periods may negatively impact Caesars Digital’s net revenues, net income, Adjusted EBITDA and Adjusted EBITDA margin in comparison to current or prior periods.
Sports betting and iGaming hold percentages in the Caesars Digital segment for the three and nine months ended September 30, 2023 were within our typical range.

Managed and Branded Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Revenues:
Other	$98	$70	$28	40.0%	$239	$210	$29	13.8%
Net revenues	$98	$70	$28	40.0%	$239	$210	$29	13.8%

Adjusted EBITDA	$20	$22	$(2)	(9.1)%	$58	$64	$(6)	(9.4)%
Adjusted EBITDA margin	20.4%	31.4%		(11.0) pts	24.3%	30.5%		(6.2) pts

Net income (loss) attributable to Caesars	$45	$22	$23	104.5%	$83	$(321)	$404	*
____________________
*    Not meaningful.
We manage several properties and license rights to the use of certain of our brands. These revenue agreements typically include reimbursement of certain costs that we incur directly. Such costs are primarily related to payroll costs incurred on behalf of the properties under management. The revenue related to these reimbursable management costs has a direct impact on our evaluation of Adjusted EBITDA margin which, when excluded, reflects margins typically realized from such agreements. The table below presents the amount included in net revenues and total operating expenses related to these reimbursable costs. In September 2023, we recorded $25 million of additional other revenue related to the termination of the Caesars Dubai management agreement, which has been excluded from Adjusted EBITDA.

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Reimbursable management revenue	$53	$48	$5	10.4%	$156	$146	$10	6.8%
Reimbursable management cost	53	48	5	10.4%	156	146	10	6.8%
Corporate & Other

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2023	2022	Variance		2023	2022	Variance
Revenues:
Casino	$—	$(1)	$1	100.0%	$(2)	$(2)	$—	—%
Other	(4)	(1)	(3)	*	3	—	3	*
Net revenues	$(4)	$(2)	$(2)	(100.0)%	$1	$(2)	$3	*

Adjusted EBITDA	$(36)	$(22)	$(14)	(63.6)%	$(117)	$(86)	$(31)	(36.0)%
____________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Nine Months Ended September 30, 2023 and 2022
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, (gain) loss on investments and marketable securities, stock-based compensation, impairment charges, equity in (income) loss of unconsolidated affiliates, (gain) loss on the sale or disposal of property and equipment, (gain) loss related to divestitures, changes in the fair value of certain derivatives and transaction costs associated with our acquisitions and divestitures such as (gain) loss on sale, sign-on and retention bonuses, severance expense, business integration and optimization costs, contract exit or termination costs, certain litigation awards and settlements, and certain regulatory settlements. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). It is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, payments under our leases with affiliates of GLPI and VICI and certain regulatory gaming assessments, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following tables summarize our Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022, respectively, in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income (loss) attributable to Caesars	$74	$52	$858	$(751)
Net income attributable to noncontrolling interests	18	1	26	3
Discontinued operations, net of income taxes	—	—	—	386
(Benefit) provision for income taxes	47	8	(904)	(47)
Other (income) loss (a)	1	(4)	(5)	(53)
Loss on extinguishment of debt	3	33	200	33
Interest expense, net	581	569	1,761	1,680
Depreciation and amortization	320	304	943	910
Transaction costs and other, net (b)	(27)	23	47	48
Stock-based compensation expense	26	26	82	77
Adjusted EBITDA	$1,043	$1,012	$3,008	$2,286
____________________
(a)Other income for the three and nine months ended September 30, 2022 primarily represents the net change in fair value of investments held by the Company, foreign exchange forward contracts, and changes in the fair value of a disputed claim liability.
(b)Transaction costs and other, net for the three and nine months ended September 30, 2023 primarily includes (i) net proceeds received in exchange for participation rights in a potential insurance recovery, (ii) proceeds received for the termination of the Caesars Dubai management agreement and (iii) costs related to non-cash losses on the write down and disposal of assets, pre-opening costs in connection with new temporary facility openings and non-cash changes in equity method investments. Transaction costs and other, net for the three and nine months ended September 30, 2022 primarily represents professional services for integration activities and various contract exit or termination costs partially offset by a gain resulting from insurance proceeds received in excess of the respective carrying value of damaged assets associated with the Lake Charles property.
Liquidity and Capital Resources
We are a holding company, and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on existing cash on hand, cash flows from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources are existing cash on hand, cash flows from operations, availability of borrowings under our revolving credit facility, proceeds from the issuance of debt and equity securities and proceeds from completed asset sales. Our cash requirements may fluctuate significantly depending on our decisions with respect to business acquisitions or divestitures and strategic capital and marketing investments.
As of September 30, 2023, our cash on hand and revolving borrowing capacity was as follows:

(In millions)	September 30, 2023
Cash and cash equivalents	$841
Revolver capacity (a)	2,210
Revolver capacity committed to letters of credit	(71)
Revolver capacity committed as regulatory requirement	(46)
Total	$2,934
____________________
(a)Revolver capacity includes $2.25 billion under our CEI Revolving Credit Facility, maturing in January 2028, less $40 million reserved for specific purposes.

During the nine months ended September 30, 2023, our operating activities generated cash inflows of $1.3 billion, as compared to operating cash inflows of $469 million during the nine months ended September 30, 2022, due to the results of operations described above.
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
On July 10, 2023, we completed the acquisition of the remaining 24.2% equity ownership in Horseshoe Baltimore, utilizing cash on hand, for a total of $66 million. On July 17, 2023, we permanently repaid the remaining outstanding principal balance of the Baltimore Term Loan, utilizing the CEI Revolving Credit Facility, which was repaid as of September 30, 2023. In connection with the repayment, we recognized a $3 million loss on the early extinguishment of debt.
We expect that our primary capital requirements going forward will relate to the expansion and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Master Lease, the VICI Leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the remainder of 2023 include expansion projects, the rebranding of certain properties and continued investment into new markets with our Caesars Sportsbook and iGaming applications in our Caesars Digital segment. In addition, we may, from time to time, seek to repurchase or prepay our outstanding indebtedness. Any such purchases or prepayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
We continue to expand into new markets with projects such as our partnership with the Eastern Band of Cherokee Indians to build and develop Caesars Virginia which is estimated to open a permanent facility in late 2024. The permanent development has a budget of $650 million and is expected to include a premier destination resort casino along with a 320 room hotel and world-class casino floor including 1,300 slot machines, 85 live table games, a WSOP Poker Room, a Caesars Sportsbook, a live entertainment theater and 40,000 square feet of meeting and convention space. Additionally, Caesars is developing Harrah’s Columbus Nebraska which is a casino development expected to feature a new one-mile horse racing surface, a 40,000-square-foot-casino and sportsbook with more than 400 slot machines and 20 table games, as well as a restaurant and retail space. In the second quarter of 2023, temporary gaming facilities for Caesars Virginia and Harrah’s Columbus Nebraska opened while the permanent facilities are being constructed.
In 2020, we funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. The capital plan includes significant room renovations at both Caesars Atlantic City and Harrah’s Atlantic City, as well as the addition of new restaurants with celebrity partners. As of September 30, 2023 and December 31, 2022, the restricted cash balance remaining in the escrow account was $21 million and $118 million, respectively. This amount is currently included in restricted cash in Other assets, net.
As a condition of the extension of the casino operating contract and ground lease for Harrah’s New Orleans, we are also required to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. The capital investment will involve the rebranding of the property to Caesars New Orleans which includes a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340-room hotel tower. The project has a current capital plan of approximately $430 million and, as of September 30, 2023, total capital expenditures have been $239 million since the project began.
Cash spent for capital expenditures totaled $895 million and $717 million for the nine months ended September 30, 2023 and 2022, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our capital expenditures for the nine months ended September 30, 2023, and an estimated range of capital expenditures for the remainder of 2023:

	Nine Months Ended September 30, 2023	Estimate of Remaining Capital Expenditures for 2023
(In millions)	Actual	Low	High
Atlantic City	$97	$20	$20
Indiana racing operations	3	—	10
Total estimated capital expenditures from restricted cash	100	20	30
Growth and renovation projects	315	105	125
Caesars Digital	77	25	35
Maintenance projects	286	70	90
Total estimated capital expenditures from unrestricted cash	678	200	250

Caesars Virginia (a)	117	65	85

Total	$895	$285	$365
____________________
(a)We expect to receive approximately $300 million from the combination of our temporary casino operations and contributions from our joint venture partners to support the development of Caesars Virginia.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $116 million for the remainder of 2023. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations, that take effect in November of each year, based on the CPI. The increase in the CPI over the prior year resulted in an increase in our annual lease payments to VICI. We estimate our lease payments to VICI and GLPI to be approximately $325 million for the remainder of 2023.
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
Debt and Master Lease Covenant Compliance
The Senior Credit Facilities, the CEI Term Loan B, and the indentures governing the CRC Senior Secured Notes, the CEI Senior Secured Notes due 2025, the CEI Senior Secured Notes due 2030, the CEI Senior Notes due 2027 and the CEI Senior Notes due 2029 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit our ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.

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
As of September 30, 2023, we were in compliance with all of the applicable financial covenants described above.
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
As of September 30, 2023, we have acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the nine months ended September 30, 2023 and 2022.
Contractual Obligations
There have been no other material changes during the nine months ended September 30, 2023 to our contractual obligations as disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 7 to our unaudited Financial Statements, which is included elsewhere in this report, for additional information regarding contractual obligations.
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
As of September 30, 2023, long-term variable-rate borrowings totaled $3.2 billion under the CEI Term Loans and no amounts were outstanding under the CEI Revolving Credit Facility. Long-term variable-rate borrowings under the CEI Term Loans represented approximately 26% of consolidated long-term debt as of September 30, 2023. As of September 30, 2023, the weighted average interest rates on our variable and fixed rate debt were 8.33% and 6.47%, respectively.

All of our variable rate debt instruments are subject to Term SOFR interest rates plus a reasonable margin.
We evaluate our exposure to market risk by monitoring interest rates in the marketplace and have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There were no other material quantitative changes in our market risk exposure, or how such risks are managed, for the nine months ended September 30, 2023.
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
•the impact of the Data Incident on our business, financial conditions and results of operations; and
•factors impacting our ability to successfully operate our digital betting and iGaming platform and expand its user base.
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
Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no material changes to those risk factors during the nine months ended September 30, 2023.
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
We assess and monitor the security of collection, storage, and transmission of customer information on an ongoing basis, including utilizing commercially available software and technologies to monitor, assess and secure our network. Further, some of the systems currently used for transmission and approval of payment card transactions and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, and other such systems are determined and controlled by us. Although we had taken steps designed to safeguard our customers’ confidential personal information and important internal company data, on September 14, 2023, we announced that we identified suspicious activity in our information technology network resulting from a social engineering attack on one of our outsourced IT support vendors and that we determined that the unauthorized actor acquired a copy of, among other data, our loyalty program database, which includes driver’s license numbers and/or social security numbers for a significant number of members in the database (the “Data Incident”). We took steps to ensure that the stolen data was deleted by the unauthorized actor and we believe we have taken appropriate steps, working with industry-leading third-party IT advisors, to harden our systems and implement corrective measures to protect against future attacks that could pose a threat to our systems. We have also taken steps to ensure that the specific outsourced IT support vendor involved in this matter has implemented corrective measures to protect against future attacks that could pose a threat to our systems. While we took these actions, we cannot assure that the stolen data was deleted by the unauthorized actor or that our network and other systems and those of third parties, such as service providers, will not be compromised, damaged, or disrupted by a third-party breach of our system security or that of a third-party provider or as a result of purposeful or accidental actions of third parties, our employees, or those employees of a third party, power outages, computer viruses, system failures, natural disasters, or other catastrophic events in the future.
Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties’ information security operations. As an example, the Data Incident arose from a social engineering attack on one of our outsourced IT vendors. Advances in computer and software capabilities, encryption technology, new tools, and other developments may increase the risk of a future security breach. As a result of the Data Incident, customer information and other data was accessed by an unauthorized actor. Any future security breach, may also result in customer information or other proprietary data being accessed or transmitted by or to a third party. Despite the measures we have implemented to safeguard our information, including actions taken following the Data Incident, there can be no assurance that we are adequately protecting our information.
As a result of the Data Incident, we have become subject to multiple lawsuits and inquiries from state regulators and we may become subject to additional lawsuits, claims and inquiries related to the Data Incident. While the Data Incident did not impact our customer-facing operations, we are unable to predict the full impact of the Data Incident, including any regulatory effects or changes in guest behavior in the future, including whether a change in our guests’ behavior could negatively impact our financial condition and results of operations on an ongoing basis.

We have cybersecurity insurance to respond to a breach which is designed to cover expenses associated with a cybersecurity incident, including costs related to notification, credit monitoring, investigation, crisis management, public relations and legal advice. We also carry other insurance which may cover ancillary aspects of cybersecurity events. While we have submitted claims for insurance coverage relating to the costs incurred as a result of the Data Incident, we are not certain of the extent to which such coverage or third-party indemnification will cover such costs.
Any future data security breaches giving rise to a loss, disclosure of, misappropriation of, or access to customers’ or other proprietary information or other breach of our information security could result in additional legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information could damage our reputation, and expose us to additional claims from customers, financial institutions, regulators, payment card associations, employees, and other persons, any of which could have an adverse effect on our financial condition, results of operations, and cash flow.
Any such damages and claims arising from a future breach may not be completely covered or may exceed the amount of any insurance available.
Our operations, and particularly our digital betting and gaming operations, are reliant on information technology and other systems and services, and any failures, errors, defects or disruptions in our systems or services could adversely affect our operations.
Our technology infrastructure is critical to the performance of our digital betting and gaming operations and to user satisfaction and we rely significantly on our computer systems and software to receive and properly process internal and external data, including data related to Caesars Rewards. We devote significant resources to our technology infrastructure, but our systems may not be adequate to avoid performance delays or outages that could be harmful to our online business. In addition, while we believe we have taken appropriate steps, working with industry-leading third-party IT advisors, to harden our systems following the Data Incident and implement corrective measures to protect against future attacks that could pose a threat to our systems. we cannot assure you that such measures or any additional measures we take to prevent cyber-attacks and protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches will be sufficient to ensure uninterrupted operation of our digital platform and provide absolute security. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties that provide support to our operations, could result in a wide range of negative outcomes, each of which could materially adversely affect the operation of our online business and our financial condition, results of operations and prospects.
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
Our information systems are not fully redundant and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, breached, attacked, interrupted, or otherwise cease to function properly, we may have to make a significant investment to repair or replace them, and may experience loss or corruption of critical data as well as suffer interruptions in our business operations in the interim.
We expect that we will continue to expand our online betting and gaming offerings as our user base grows and we enter into new markets, which will require an enhancement of our technical infrastructure, including network capacity and computing power, and may require additional reliance on third party providers to support the growth of our digital business and to satisfy our users’ needs. Such infrastructure expansion may be complex and costly, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to our online infrastructure that are not identified during the testing phases of design and implementation and become evident after we have started to fully use the underlying equipment or software, which could impact the user experience or increase our costs. An inability to effectively scale our technical infrastructure to accommodate increased demands could adversely impact our ability to grow our digital betting and gaming business.

Work stoppages and other labor problems could negatively impact our future profits.
As of December 31, 2022, we had collective bargaining agreements covering approximately 21,000 employees. The collective bargaining agreement with the Culinary Workers Union covering approximately 11,000 of our Las Vegas employees expired on September 15, 2023 and members of the Culinary Workers Union voted to authorize a strike. While we continue to negotiate the terms of a collective bargaining agreement with the Culinary Workers Union, there can be no assurance regarding the terms or the timing of such an agreement. A lengthy strike or other work stoppages at any of our casino properties could have an adverse effect on our business and results of operations. From time to time, we have also experienced attempts by labor organizations to organize certain of our non-union employees. These efforts have achieved some success to date. We cannot provide any assurance that we will not experience additional and successful union activity in the future. The impact of this union activity is undetermined and could negatively impact our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
For the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

\SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

Date: October 31, 2023	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2023	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)