Form 10-K
period 2023-12-31
Caesars Entertainment, Inc.
filed 2024-02-20
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Telephone: (775) 328-0100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.00001, par value	CZR	NASDAQ Stock Market
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was $10.5 billion at June 30, 2023 based upon the closing price for the shares of CZR’s common stock as reported by The Nasdaq Stock Market.
As of February 15, 2024, there were 216,299,768 outstanding shares of the Registrant’s Common Stock, net of treasury shares.

Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2023.

CAESARS ENTERTAINMENT, INC.
ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2023

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
Item 1.    Business
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, we grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. in 2017, Tropicana Entertainment, Inc. in 2018, Caesars Entertainment Corporation in 2020, and William Hill PLC (the “William Hill Acquisition”) on April 22, 2021. Our ticker symbol on the NASDAQ Stock Market is “CZR.”
Our primary source of revenue is generated by our casino properties’ gaming operations, which includes our retail and online sports betting and online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of December 31, 2023, we own, lease or manage an aggregate of 52 domestic properties in 18 states. We also operate and conduct sports wagering across 31 jurisdictions in North America, 25 of which offer online sports betting, and operate iGaming in five jurisdictions in North America. We continue to expand into additional markets as jurisdictions legalize forms of retail and online gaming and sports betting. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. We lease certain real property assets from third parties, including GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) and VICI Properties L.P., a Delaware limited partnership (“VICI”). See Item 2, “Properties,” for more information about our properties.
Business Operations
Our consolidated business is composed of complementary businesses that reinforce, cross-promote, and build upon each other: casino, which includes our retail and online sports betting and iGaming, food and beverage, hotel, casino management services, entertainment, retail and other business operations.
Casino Operations
Our casino operations generate revenues from approximately 51,300 slot machines, 2,700 table games, including poker, sports betting from our retail and online sportsbooks, iGaming and other games such as keno, all of which comprised approximately 55% of our total net revenues in 2023. Slot revenues generate the majority of our casino revenues.
Retail and Online Sports Betting and iGaming
We operate and conduct retail and online sports wagering across 31 jurisdictions in North America as of December 31, 2023. In addition to our online poker operations, we operate iGaming in five jurisdictions in North America and continue to leverage the World Series of Poker (“WSOP”) brand and license the WSOP trademarks for a variety of products and services. We offer hundreds of online casino games including slots, table games, live dealer and video poker and we expect to increase our product offerings as iGaming is legalized in additional states.

We launched our Caesars Sportsbook app on our owned and integrated technology platform we have labeled Liberty (“Liberty”) in 2021. The app offers extensive pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. In addition to the Caesars Sportsbook app, the Company and NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., launched the Caesars Racebook app in 2022. The Caesars Racebook app operates in 20 states and provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Additionally, we launched our new Caesars Palace Online Casino application in states and territories where we operate iGaming in 2023. Wagers placed can earn credits towards the Caesars Rewards loyalty program or points which can be redeemed for free wagering credits. No customers under 21 years old are allowed to wager on any of our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps. Growth in the Caesars Digital segment continues to be realized with the strategic expansion into new states as jurisdictions legalize retail and online sports betting and online horse race wagering.
Sports Brand Partnerships — Caesars Sportsbook has partnerships with the NFL, NBA, NHL, MLB, and several individual teams. We have continued to create new partnerships among professional sports teams and, in 2021, entered into a 20-year exclusive naming-rights partnership branding the Caesars Superdome in New Orleans. Our strategy includes developing local and national partnerships that align our sportsbooks, casinos, resorts and brands with sports fans. We have high-profile exclusive sports entertainment partnerships with the NFL, making Caesars the first-ever “Official Casino Sponsor” in the history of the league. This historic partnership combines the NFL’s legendary events with our properties to bring unique experiences to our patrons. This includes exclusive rights to use NFL trademarks to promote our properties and enabling Caesars to host exclusive special events and experiences. We expect to continue to host brand activations at prominent, high-profile NFL events, including the NFL Draft, NFL playoffs, and the Super Bowl during this multi-year partnership.
Food and Beverage Operations
Our food and beverage operations generate revenues from our dining venues, bars, nightclubs, and lounges located throughout our casinos and represented approximately 15% of our total net revenues in 2023. Many of our properties include several dining options, ranging from upscale dining experiences to moderately-priced restaurants, some of which offer pickup or in-room delivery options.
Hotel Operations
Hotel operations generate revenues from hotel stays at our properties in our approximately 44,700 guest rooms and suites worldwide and represented approximately 18% of our total net revenues in 2023. Our properties operate at various price and service points, allowing us to host a variety of casino guests, who are visiting our properties for gaming and other casino entertainment options, and non-casino guests who are visiting our properties for other purposes, such as vacation travel or conventions.
Management and Branding Arrangements
We earn revenue from fees paid for the management of other hotels and casinos in North America. Managed properties represent Caesars-branded properties where we provide certain staffing and management services under management agreements. In addition, we authorize the use of certain brands and marks of Caesars Entertainment, Inc. from which we earn revenue from fees received based on the arrangements.
Entertainment and Other Non-Gaming Operations
We provide a variety of retail and entertainment offerings at our properties. We operate various entertainment venues across the United States, including the Colosseum at Caesars Palace Las Vegas and Bakkt Theater at Planet Hollywood Resort & Casino. These award-winning entertainment venues host or have announced plans to host, prominent headliners such as Garth Brooks, The Killers, Kelly Clarkson, Jerry Seinfeld, Shania Twain and Miranda Lambert.
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

Market Activities
Trends
Economic Factors Impacting Discretionary Spending — Gaming and other leisure activities we offer represent discretionary expenditures which may be sensitive to economic downturns. The resurgence of the Omicron variant of COVID-19 continued to impact the beginning of 2022, however, many of our properties experienced positive trends during much of the year ended December 31, 2022 including higher hotel occupancy and rates, particularly in Las Vegas, and increased gaming and food and beverage volumes coupled with improved product mix.
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
We continue to manage the economic challenges affecting our industry and our Company that arise including labor shortages, higher labor costs, supply chain disruptions, increased costs of goods and services, among other impacts. Further discussion of the effects of these trends are described throughout this Form 10-K. The extent and duration of these trends is uncertain and may intensify.
Online Betting and Gaming — Online betting and gaming is a rapidly developing sector of the e-commerce industry and we believe the digital segment of the global betting and gaming industry will continue to grow in popularity and consumer confidence. The market for online betting platforms is being driven by the increased use of digital processes and global, growing bettor demand. We anticipate that the United States market will continue to have a strong and steady uptake in active wagers as state-by-state legislation in the United States continues to evolve resulting in new opportunities in the United States sports betting market. The extent and future effects of online betting and gaming on our casino properties is uncertain but we expect that our online betting and gaming offerings will be complementary to our brick-and-mortar casino business.
Competition
The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. In most regions, we compete directly with other casino facilities operating in the immediate and surrounding areas. There has been increased competition from openings of newly developed casinos and plans of development in certain regions, as well as increased competition from recent legalization of casino gambling and sports betting in states such as Nebraska. In Las Vegas, our largest jurisdiction, competition is expected to increase in the coming years. In response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. There have also been openings and proposals for other large scale gaming and non-gaming development projects in Las Vegas by various other developers. Our Las Vegas Strip hotels and casinos also compete, in part, with each other.
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
Resources Material to Business
Rewards Programs
We believe Caesars Rewards, one of the largest loyalty programs, enables us to compete more effectively and capture a larger share of our customers’ entertainment spending when they travel among regions or engage in online wagering and gaming versus that of a standalone property, which is core to our cross-market strategy.
Caesars Rewards members earn Reward Credits for qualifying gaming activities, including sports betting, online gaming and iGaming apps and wagering in the Caesars Sportsbook and Caesars Racebook apps. Members also earn Reward Credits for qualifying hotel, dining and retail spending at all Caesars Entertainment destinations in the United States and Canada. Additionally, Reward Credits are earned when members use their Caesars Rewards VISA credit card or make a purchase through a Caesars Rewards partner. Members can redeem their earned Reward Credits for those same experiences.
Caesars Rewards is structured by member tier level (designated as Gold, Platinum, Diamond, Diamond Plus, Diamond Elite or Seven Stars) and member value. This structure allows a member to progressively access the full range of benefits available across our portfolio of destinations as they progress through tier levels. Caesars Rewards is designed to cultivate a gratifying and frictionless relationship with our customers, motivating members to enhance both their frequency of visits and expenditures. Additionally, member data is utilized in conjunction with diverse marketing promotions. This includes campaigns spanning direct mail, email, our websites, mobile devices, social media, and interactive slot machines.
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

As of December 31, 2023, our Caesars Sportsbook app is powered by our Liberty platform. The Liberty platform resulted in a significant upgrade to our user interface and significant product upgrades including numerous pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. Our Liberty platform also integrates customers with the Caesars Rewards loyalty program. In addition, we and NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., have launched the Caesars Racebook app in more than 20 jurisdictions. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world. Wagers placed can earn credits towards the Caesars Rewards loyalty program.
Industry Overview
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also Exhibit 99.1, “Gaming and Regulatory Overview,” to this Annual Report on Form 10-K, which is incorporated herein by reference.
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
Human Capital Management
We aim to provide a workplace that is engaging, empowering, inclusive and respectful for all employees (our “Team Members”), embracing a culture of openness, passion for service and recognition. Our ongoing investment in professional training and development, safety, health and wellbeing, and Team Member recognition linked to guest satisfaction are all important drivers of our success in delivering strong financial results and creating value for our communities. We have approximately 51,000 Team Members throughout our organization, excluding the Team Members of certain of our tribal partners.
Labor Relations
Approximately 24,000, or 47% of our Team Members, are covered by collective bargaining agreements with certain of our subsidiaries. The majority of these employees in various job positions are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Las Vegas Culinary Employees	11,000	Culinary Workers Union, Local 226	September 30, 2028
Atlantic City Food & Beverage and Hotel Employees	5,400	UNITE HERE, Local 54	May 31, 2026
Las Vegas Dealers	2,000	United Auto Workers	September 30, 2023*
Las Vegas Teamsters	1,100	Teamsters, Local 986	March 31, 2024
Las Vegas Bartenders	1,300	Bartenders Union, Local 165	September 30, 2028
____________________
*The agreement is currently under negotiation.
Hiring and Development
We aim to support Team Members throughout their career with Caesars. We are committed to providing opportunities to help Team Members achieve their professional goals. We maintain a wide range of channels for diverse recruiting, including outreach to academic institutions and nonprofits that help us source diverse candidates. Our leadership receives training on our inclusive and equitable talent management recruitment and retention processes. Additionally, to support hiring initiatives across the enterprise, we maintain a recruiting website that includes information describing our culture, benefits and diversity initiatives. The website highlights our commitment to corporate social responsibility (“CSR”) diversity, equity and inclusion (“DEI”), and we welcome candidates from all backgrounds.
We strive to inspire our Team Members through our mission, vision and values, and our Code of Commitment (described below). To evaluate our Team Member experience and our retention efforts, we monitor a number of Team Member measures, such as turnover rates and Team Member satisfaction. We send out Team Member experience surveys to help us further understand the drivers of engagement and areas where we can improve. These surveys are completed on a regular basis alongside additional surveys targeted at specific events within a Team Member cycle such as new hire onboarding and exit inquiries.

Our compensation and benefits programs are designed to attract, retain and motivate our Team Members. In addition to competitive salaries and wages, we provide a variety of short-term, long-term and incentive-based compensation programs to reward performance relative to key metrics relevant to our business. We offer comprehensive benefit options including, but not limited to, retirement savings plans, health insurance coverage (including medical, mental health, dental, vision and pharmacy), parental leave, educational assistance, training opportunities, company-paid life insurance and a Team Member assistance program.
We place utmost importance on creating a safe workplace for our Team Members, embedding procedures so that all our Team Members have the awareness, knowledge and tools to make safe working a habit.
We also maintain a wellness program to help our Team Members improve their health and wellbeing. This program has demonstrated improved health metrics for participating Team Members and their covered family members helping reduce the cost of healthcare for Team Members and for the Company. We continue to make enhancements to our offerings and wellness programs with a wide range of affordable options, mental health initiatives and onsite primary care clinics across the US.
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
We set goals to increase the representation of women and people of color in leadership roles (supervisory and above). Our 2025 goals outlined 50% of management roles to be held by women in both the mid-level and senior leadership populations, and 50% of leadership roles to be held by people of color. We also committed to increase the representation of people of color in senior leadership roles by 50%. As of December 31, 2023, 45% of mid-level roles and 29% of senior leadership roles in the Company were held by women. Additionally, 44% of leadership roles were held by people of color and the representation of people of color in senior leadership positions has increased by 116% since October 2020.
Corporate Social Responsibility
Caesars’ Board of Directors (the “Board”) and senior executives view CSR as an integral element in the way we do business, with the belief that being a good corporate citizen helps protect the Company against risk, contributes to improved performance and helps foster positive relationships with all those with whom we connect. The Board and our executive management are committed to being an industry leader in CSR (which includes diversity, equity and inclusion, social impact, and environmental sustainability). In 2023, the Board and our leadership continued to engage with our CEO-level external CSR Advisory Board comprised of experts representing DEI, sustainability, business strategy, academia and investors, and used their guidance to confirm our CSR priorities. These priorities are reflected in our 14th annual CSR report, published in 2023 in accordance with Global Reporting Initiative Standards.
CSR Committee of the Board
Caesars’ Board has a CSR committee that defines the duties and responsibilities of the Board in supporting delivery of our corporate purpose and CSR strategy.
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
PEOPLE PLANET PLAY Strategy
Our PEOPLE PLANET PLAY strategy defines how we meet the obligations of our Code of Commitment and is aligned with global priorities articulated by the United Nations as the Sustainable Development Goals. PEOPLE PLANET PLAY establishes multi-year targets in key areas of impact, including science-based greenhouse gas emissions-reduction goals aligning with global best practices on climate change action. In 2022, we conducted a comprehensive CSR assessment to evaluate our assumptions. With the help of an external specialist, our assessment gathered input from internal and external stakeholders, reviewed multiple industry and environmental, social and governance (“ESG”) disclosures, standards and frameworks and yielded 21 material topics. Our materiality assessment is available on our website at www.investor.caesars.com within the ESG resource hub on our Corporate Social Responsibility page.
Responsible Gaming
For more than thirty years, Caesars has maintained its Responsible Gaming (“RG”) program. We train tens of thousands of Team Members each year and a cohort of RG Ambassadors throughout our properties to identify guests in need of assistance and provide support. In recent years, Caesars has contributed to the National Center for Responsible Gaming, the National Council on Problem Gaming and other state programs to help advance responsible practices in the gaming industry. Caesars Digital also maintains responsible gaming programs tailored to each state in which it operates, participates in Caesars’ overarching Responsible Gaming program, and offers users in-application RG tools such as time on device restrictions and wagering limits. No customers under 21 years old are allowed to wager on any of our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.
Caesars maintains a comprehensive risk-based Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) program. It includes strong governance and effective internal controls and procedures to comply with applicable BSA requirements, regulatory guidance, and any related laws, and to take measures to prevent its affiliated casinos from being used for money laundering or other criminal activity. Execution of the program is governed with reference to FINCEN’s guidance on the Culture of Compliance. Caesars’ internal AML Policy, Know Your Customer Policy and BSA Identification Policy outline the Caesars AML Program and set the minimum standards for the related procedures and internal controls of the Caesars casino affiliates. Certain employees are required to complete annual trainings related company policies, including AML.
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
Environmental Stewardship
We take a proactive approach to environmental sustainability through our CodeGreen strategy established in 2007, striving to improve our performance across energy and GHG emissions efficiencies, reduction of water consumption and increasing diversion of waste from landfills. Caesars recognizes the impact climate change can play both on our business and the guests we serve. Identifying, assessing, and managing the risks and opportunities therefore plays a vital role in our long-term strategic thinking on climate and water, and how we approach our CSR goals. Our goals are based in science as part of our strategy to reduce our environmental impact. In 2023, we began the process to establish new goals to align with a 1.5-degree Celsius limit to global warming, measured against a 2019 base-year and we expect to announce our new goals in 2024.
Our existing GHG targets, established in 2018 to be in line with SBTi’s guidance to achieve a level of decarbonization required to keep global temperature increase below 2 degrees Celsius, are (i) reducing absolute Scope 1 and 2 GHG emissions by 35% by 2025, and 100% by 2050, from a 2011 base-year and (ii) having 60% of suppliers by spend institute science-based GHG reduction targets for their operations by 2023. Between 2011 and 2022, Caesars estimated a reduction in absolute Scopes 1 and 2 GHG emissions of 41.8%, thereby achieving our interim Scope 1 and 2 reduction target ahead of schedule. We fell short of our supplier engagement goal; however, in 2023 we revisited our Scope 3 emissions and intend to set an absolute reduction target in 2024 as part of our new GHG goals that better align with a 1.5-degree Celsius pathway.
To achieve our goals, we have taken initiatives such as pursuing renewable energy sources and low-carbon options, including on site solar developments. For example, we have contracts to purchase energy from solar covered parking canopies recently completed at two Atlantic City properties and we installed solar covered parking at Harrah’s Pompano Beach. Our long-term goals include a continued focus on energy efficiency and conservation as well as evaluating renewable energy supply opportunities for each of our properties.

We voluntarily participate in the CDP (formerly the Carbon Disclosure Project), an international nonprofit that runs a global disclosure system for investors, companies, and regions to manage their environmental impacts. In 2023, Caesars scored an A-for water security and a B for climate change. Approximately 2% of companies assessed by CDP in 2023 made the A List for either climate change or water security.
We are engaged in extensive waste reduction efforts across our facilities, including recycling, food donation, and manure composting. In 2022, we diverted 59% of our total waste from landfills.
Community Investment
Caesars contributes to our local communities to help them develop and prosper, through funding community projects, Team Member volunteering and cash donations from the Caesars Foundation, a private foundation funded from our operating income. In 2023, the Caesars Foundation contributed $3.7 million to communities across the United States. The Caesars Foundation also continued to support significant national relationships that support diversity, equity and inclusion. During 2023, our Team Members volunteered over 82,000 hours through the HERO program.
We focus on multi-faceted support of our non-profit partners. For example, in 2023 we demonstrated our commitment to the mission of Boys & Girls Clubs of America through regional giving to local Clubs, HERO volunteering, hosting fundraising events, collecting customer donations through Caesars Makes Change, in addition to providing several Caesars Foundation grants at the national and local levels, all totaling nearly $1 million in value to the organization and the communities where we operate.
We seek to encourage DEI dialogue in our communities as part of our advocacy approach to raise awareness. In 2023, we hosted our DEI Summit which bring together corporate partners, nonprofit partners, advocacy groups and suppliers in supporting and promoting efforts to advance DEI initiatives. The Summit included several educational sessions and panel discussions led by notable DEI leaders and practitioners.
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

Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements regarding our strategies, objectives and plans for future development or acquisitions of properties or operations, as well as expectations, future operating results, trends and other information that is not historical information. When used in this report, the terms or phrases such as “anticipates,” “believes,” “projects,” “plans,” “intends,” “expects,” “might,” “may,” “estimates,” “could,” “should,” “would,” “will likely continue,” and variations of such words or similar expressions and their negative forms are intended to identify forward-looking statements. These statements are made on the basis of management’s current views and assumptions regarding future events.
Forward-looking statements are based upon certain underlying assumptions, including any assumptions mentioned with the specific statements, as of the date such statements were made. Such assumptions are in turn based upon internal estimates and analyses of market conditions and trends, management plans and strategies, economic conditions and other factors. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, and are subject to change. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend upon future circumstances that may not occur. Actual results and trends may differ materially from any future results, trends, performance or achievements expressed or implied by such statements. Forward-looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject include, but are not limited to, the following:
•our sensitivity to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside our control;
•projections of future results of operations or financial condition;
•expectations regarding our business and results of operations of our existing casino properties and prospects for future development;
•the impact of economic trends, inflation and public health emergencies on our business and financial condition;
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
•the impact of the Data Incident (as defined below) and any other future cybersecurity breaches on our business, financial conditions and results of operations;
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
•the effect of seasonal fluctuations;
•our particular sensitivity to energy and water prices;
•deterioration in our reputation or the reputation of our brands;
•potential compromises of our information systems or unauthorized access to confidential information and customer data;
•our reliance on information technology, particularly for our digital business;
•our ability to protect our intellectual property rights;
•our reliance on licenses to use the intellectual property of third parties and our ability to renew or extend our existing licenses;
•the effect of war, terrorist activity, acts of violence, natural disasters, public health emergencies and other catastrophic events;
•increased scrutiny and changing expectations regarding our environmental, social and governance practices and reporting;
•our reliance on key personnel and the intense competition to attract and retain management and key employees in the gaming industry;
•work stoppages and other labor problems;
•our ability to retain performers and other entertainment offerings on acceptable terms; and
•other factors described in Part II, Item 1A. “Risk Factors” contained herein and our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.
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
The gaming industry is highly competitive and competition is intense in most of the markets in which we operate. We compete with a variety of gaming operations, including land-based casinos, dockside casinos, riverboat casinos, casinos located on racing tracks, casinos located on Native American reservations and other forms of legalized gaming such as video gaming terminals at bars, restaurants and truck stops and online gambling and sports betting. We also compete, to a lesser extent, with other forms of legalized gaming and entertainment such as bingo, pull tab games, card parlors, sportsbooks, fantasy sports websites, cruise line operations, pari-mutuel or telephonic betting on horse racing and dog racing, state-sponsored lotteries and, in the future, may compete with gaming at other venues. In addition, we compete more generally with other forms of entertainment for the discretionary spending of our customers. In some instances, particularly in the case of Native American casinos, our competitors pay lower taxes or no taxes.
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
We rely on third parties to provide services that are essential to the operation of our online betting and gaming business, including player account management, geolocation and identity verification systems to ensure we comply with laws and regulations, processing deposits and withdrawals made by our online users and providing information regarding schedules, results, performance and outcomes of sporting events to determine when and how bets are settled. The software, systems and services provided by our third-party providers may not meet our expectations, contain errors or weaknesses, be compromised or experience outages. A failure of such third-party systems to perform effectively, or any service interruption to those systems, could adversely affect our business by preventing users from accessing our online platform, delaying payment or resulting in errors in settling bets, which could give rise to regulatory issues relating to the operation of our business. By way of example, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who are not permitted to access them or otherwise inadvertently denying access to individuals who are permitted to access them, and errors or failures by our payment processors and sports data providers could result in a failure to timely and accurately process payments to and from users or errors in settling bets. Any such errors or failures could result in violations of applicable regulatory requirements and adversely affect our reputation and our ability to attract and retain our online users. Furthermore, negative publicity related to any of our third-party partners could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
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
We rely on relationships with sports leagues and teams, media companies and other third parties in order to attract users to our offerings. For example, in 2019 we entered into an exclusive sports entertainment partnership with the NFL, making us the first ever “Official Casino Sponsor” in the history of the league. These relationships, along with providers of online services, search engines, social media, directories and other websites and e-commerce businesses direct consumers to our offerings. While we believe there are other third parties that could drive users to our online offerings, adding or transitioning to them may disrupt our business and increase our costs, and may require us to modify, limit or discontinue certain offerings. Furthermore, sports leagues, teams and venues may enter into exclusive partnerships with our competitors which could adversely affect our ability to offer certain types of wagers. In the event that any of our existing relationships or our future relationships fail to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, our ability to cost effectively attract consumers could be impacted and our online betting and gaming business, financial condition, results of operations and prospects could be adversely affected.
The growth of our digital business will require investments in our online offerings, technology and strategic marketing initiatives, which could be costly and negatively impact the economics of our online business.
The online betting and gaming industry is subject to rapid and frequent changes in standards, technologies, products and service offerings, as well as in customer demands and preferences and regulations, which will require us to continually introduce and successfully implement new and innovative technologies, marketing strategies, product offerings and enhancements to remain competitive and effectively stimulate customer demand, acceptance and engagement. The process of developing new online offerings and systems is inherently complex and uncertain, and new offerings may not be well received by users, even if they are well-reviewed and of high quality. Developing new offerings and marketing strategies can also divert our management’s attention from other business issues and opportunities. New online offerings that attain market acceptance and aggressive marketing strategies implemented in the competitive online market environment could impact the mix of our existing business, including our casino business, or the share of our patron’s wallets in a manner that could negatively impact our results of operations. In addition, online betting and gaming operates in a competitive environment that requires significant investment in marketing initiatives, including free play and use of a variety of free and paid marketing channels, including television, radio, social media platforms, such as Facebook, Instagram, X (formerly known as Twitter), and other digital channels. We cannot be sure that our investments in technology, products, service offerings and marketing initiatives will be successful or generate the return on investment that we expect. We have incurred losses in the past in our digital business and cannot be sure that our profitability will continue. If new or existing competitors offer more attractive offerings or engage in marketing initiatives that are better received by customers, we may lose users or users may decrease their spending on our offerings. Further, new customer demands, superior competitive offerings, new industry standards or changes in the regulatory environment could render our offerings unattractive, unmarketable or obsolete and require us to make substantial unanticipated changes to our technology or business model. Failure to adapt to a rapidly changing market or evolving customer demands, and costs required to be incurred to react to dynamic market conditions, could harm our business, financial condition, results of operations and prospects.
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
The outbreak of pandemics and other public health matters and related impacts have had, and may once again have, a significant impact on our operations and results of operations.
Public health issues and mitigation measures recommended or required by public health officials have had a material adverse effect on our operations. For example, all of our casino properties were temporarily closed for several weeks during 2020 due to orders issued by various government agencies and tribal bodies. Following re-opening of our properties, our operations were affected by social distancing measures, including reduced gaming operations, limitations on number of customers present in our facilities, restrictions on hotel, food and beverage outlets and limits on events that would otherwise attract customers to our properties. While restrictions on our operations were eased in 2021 and we experienced positive operating trends, prolonged impacts on the economy, our industry and our business continued, with increased challenges arising from labor shortages, higher labor costs, supply chain challenges, increasing costs of goods and services, inflation and rising interest rates, among other impacts. The extent and duration of the impact of such measures on our business is difficult to predict and such impacts may intensify.
Acts of terrorism, war, natural disasters, severe weather, and political, economic and military conditions may impede our ability to operate or may negatively impact our financial results.
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of our properties in Las Vegas use air travel. As a result of terrorist acts that occurred on September 11, 2001, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to our properties in Las Vegas. Visitation to Las Vegas also declined for a period of time following the mass shooting tragedy on October 1, 2017. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq, Afghanistan, Israel, Ukraine, and/or Syria or other countries throughout the world, and governmental responses to those acts or hostilities, will directly or indirectly impact our business and operating results. For example, a third party that is responsible for our player account management has employees located internationally in countries impacted by such hostility and further negative developments in such countries could negatively impact our digital business. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance may no longer be available. If any such event were to affect our properties, we would likely be adversely affected.
In addition, natural and man-made disasters such as major fires, floods, severe snowstorms, hurricanes, earthquakes, and oil spills could also adversely impact our business and operating results. Severe weather and natural disasters may increase in frequency and severity as a result of climate change. Such events could lead to the loss of use of one or more of our properties for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. For example, our property in Lake Charles, Louisiana was closed in August 2020 until December 2022 due to damage resulting from Hurricane Laura. Inadequate insurance or lack of available insurance for these and other certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, may be out of our control. In some cases, however, we may receive no proceeds from insurance. In addition, if such events increase in frequency and/or severity, insurance premiums may increase significantly or insurance may not be available to protect against future events. Further, if properties subject to our leases with VICI and GLPI are impacted by a casualty event, such leases require us to repair or restore the affected properties even if the cost of such repair or restoration exceeds the insurance proceeds that we receive. Under such circumstances, the rent under such leases is required to be paid during the period of repair or restoration even if all or a portion of the affected property is not operating. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of the casualty event or be subject to claims by third parties that may be injured or harmed. While we carry general liability insurance and business interruption insurance, there can be no assurance that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected and the timing and receipt of insurance proceeds, if any, may be out of our control.

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
As ESG best practices and reporting standards continue to develop, we may incur increasing costs related to ESG monitoring and reporting and compliance with ESG initiatives. We publish an annual Corporate Social Responsibility Report, which highlights, among other things, our climate change mitigation activities and how we are supporting our workforce, including our diversity, equity, inclusion, and belonging efforts. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships.
Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders, or our initiatives are not executed as planned, our business, financial condition, results of operations and prospects could be adversely affected.
Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:
•the availability and cost of low- or non-carbon-based energy sources;
•the evolving regulatory requirements affecting ESG standards or disclosures;
•the availability of suppliers that can meet sustainability, diversity and other ESG standards that we may set;
•our ability to recruit, develop and retain diverse talent in our labor markets; and
•the success of our organic growth and acquisitions or dispositions of businesses or operations.
If we fail, or are perceived to be failing, to meet the standards or objectives included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.
Climate change regulations and greenhouse gas effects may adversely impact our operations.
We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult, burdensome and costly. Concerned parties, such as legislators and regulators, stockholders and nongovernmental organizations, as well as companies in many business sectors, are considering ways to reduce greenhouse gas (“GHG”) emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions and, in the past, federal legislation has been proposed in Congress. We expect to incur increased energy, environmental and other costs and capital expenditures to comply with new regulations and legislation. Further, regulation of GHG emissions may limit our customers’ ability to travel to our properties (e.g. as a result of increased fuel costs or restrictions on transport-related emissions).
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
Our business is particularly sensitive to energy or water prices and a rise in these prices could harm our operating results.
We are a large consumer of electricity, water and other energy and utility services and, therefore, higher prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices that affect our customers may result in reduced visitation to our resorts and a reduction in our revenues. Further, our operations or the operations of our critical supplies could be negatively impacted by the duration of drought conditions, or other cause of water stress or shortages, such as those experienced in the southwest United States, or other areas in which we operate. We may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, and we could experience potentially higher utility, fuel, water and transportation costs.
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
We assess and monitor the security of collection, storage, and transmission of customer information on an ongoing basis, including utilizing commercially available software and technologies to monitor, assess and secure our network. Further, some of the systems currently used for transmission and approval of payment card transactions and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, and other such systems are determined and controlled by us. Although we had taken steps designed to safeguard our customers’ confidential personal information and important internal company data, on September 14, 2023, we announced that we identified suspicious activity in our information technology network resulting from a social engineering attack on one of our outsourced IT support vendors and that we determined that the unauthorized actor acquired a copy of, among other data, our loyalty program database, which includes driver’s license numbers and/or social security numbers for a significant number of members in the database (the “Data Incident”). We took steps to ensure that the stolen data was deleted by the unauthorized actor and are working with industry-leading third-party IT advisors, to harden our systems and implement corrective measures to protect against future attacks that could pose a threat to our systems. We have also taken steps to require that the specific outsourced IT support vendor involved in this matter implemented corrective measures to protect against future attacks that could pose a threat to our systems. While we took these actions, we cannot assure that the stolen data was deleted by the unauthorized actor or that our network and other systems and those of third parties, such as service providers, will not be compromised, damaged, or disrupted by a third-party breach of our system security or that of a third-party provider or as a result of purposeful or accidental actions of third parties, our employees, or those employees of a third party, power outages, computer viruses, system failures, natural disasters, or other catastrophic events in the future. Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties’ information security operations. As an example, the Data Incident arose from a social engineering attack on one of our outsourced IT vendors. Advances in computer and software capabilities, encryption technology, new tools, and other developments may increase the risk of a future security breach. As a result of the Data Incident, customer information and other data was accessed by an unauthorized actor. Any future security breach may also result in customer information or other proprietary data being accessed or transmitted by or to a third party. Despite the measures we have implemented to safeguard our information, including actions taken following the Data Incident, there can be no assurance that we are adequately protecting our information.
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
We have cybersecurity insurance to respond to a breach which is designed to cover expenses associated with a cybersecurity incident, including costs related to notification, credit monitoring, investigation, crisis management, public relations and legal advice. We also carry other insurance which may cover ancillary aspects of cybersecurity events. While we have submitted claims for insurance coverage relating to the costs incurred as a result of the Data Incident, we are not certain of the extent to which such coverage or third-party indemnification will cover of such future costs.
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
Risks Related to Human Capital
We rely on our key personnel and we may face difficulties in attracting and retaining qualified employees for our casinos and racetracks.
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
As of December 31, 2023, we had collective bargaining agreements covering approximately 24,000 employees. A lengthy strike or other work stoppages at any of our casino properties could have an adverse effect on our business and results of operations. New contracts, such as the ones we signed in 2023, increase our labor costs.
From time to time, we have also experienced attempts by labor organizations to organize certain of our non-union employees, which has achieved some past success. We cannot provide any assurance that we will not experience additional and successful union activity in the future. The impact of this union activity is undetermined and could negatively impact our results of operations.
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
As of December 31, 2023 we had $12.4 billion of outstanding indebtedness, in addition to leases with VICI and GLPI that require an annual rent payment of $1.3 billion in 2024 and are subject to annual escalation, including annual escalations based on the CPI. See Note 10 for a description of our obligations under our leases with VICI and GLPI and Note 12 for details regarding our debt outstanding and related restrictive covenants. As a result, a significant portion of our cash flow is applied to make interest payments with respect to our outstanding debt and payments under our leases. These financial obligations may have important negative consequences for us, including:
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
•increasing our vulnerability to, and limiting our ability to react to, changing market conditions, public health emergencies and related public health restrictions, changes in our industry and economic downturns;
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, and may enter into financing obligations similar to our leases with VICI and GLPI in the future. As of December 31, 2023, we had $2.1 billion of borrowing capacity under our CEI Revolving Credit Facility, after consideration of $70 million in outstanding letters of credit and $46 million committed for regulatory purposes, and $40 million of other reserves which is only available for certain permitted uses. Further, our existing debt agreements currently permit, and we expect that agreements governing debt that we incur in the future will permit, us to incur certain other additional secured and unsecured debt. Further, we may incur other liabilities that do not constitute indebtedness. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.
Our variable rate indebtedness exposes us to interest rate volatility, which could cause our debt service obligations to increase significantly.
Borrowings under certain of our facilities are at variable rates of interest and expose us to interest rate volatility. As of December 31, 2023, $3.2 billion of aggregate principal amount of our debt had variable rates. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same.
A significant portion of our casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
We currently lease certain parcels of land on which a significant portion of our properties are located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership of the underlying land. Accordingly, we have no interest in the leased land or improvements thereon at the expiration of the ground leases. If our use of the land underlying our casino properties is disrupted permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Our leases provide that they may be terminated for a number of reasons, including failure to pay rent, taxes or other payment obligations or the breach of other covenants contained in the leases. In particular, our leases with VICI and GLPI require annual rent payments of $1.3 billion in 2024, which is subject to escalation annually, and obligate us to make specified minimum capital expenditures with respect to the leased properties. If our business and properties fail to generate sufficient earnings, the payments required to service the rent obligations under our leases with VICI and GLPI could materially and adversely limit our ability to react to changes in our business and make acquisitions and investments in our properties. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. A termination of our ground leases or our leases with GLPI or VICI could result in a default under our debt agreements and could have a material adverse effect on our business, financial condition and results of operations. Further, in the event that any lessor of our leased properties, including GLPI or VICI, encounters financial, operational, regulatory or other challenges, there can be no assurance that such lessor will be able to comply with its obligations under the applicable lease.
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
Compliance with Other Laws. We are also subject to a variety of other federal, state and local laws, rules, regulations and ordinances that apply to non-gaming businesses, including restrictions enacted in response to public health concerns such as pandemics, zoning, environmental, construction and land-use laws and regulations governing smoking and the serving of alcoholic beverages. Our operations have been and may again be adversely impacted by regulations enacted to limit the impact of public health concerns. In addition, legislation in various forms to ban indoor tobacco smoking has been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. If additional restrictions are enacted in our jurisdictions, we could experience a significant decrease in gaming revenue and operating results at our properties and, particularly if such restrictions are not applicable to all competitive facilities in that gaming market, our business could be materially adversely affected. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any additional limitations on our operations would be expected to negatively impact our financial performance.
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
We may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity, including with respect to technology that we believe to be “open source.” Any such litigation could result in substantial costs and the diversion of resources and the attention of management. If unsuccessful, such litigation could result in the loss of important intellectual property rights, require us to pay substantial damages, subject us to injunctions that prevent us from using certain intellectual property, require us to make admissions that affect our reputation in the marketplace, or require us to enter into license agreements that may not be available on favorable terms, re-engineer our technology or discontinue or delay the provision of our offerings. Finally, even if we prevail in any litigation, the remedy may not be commercially meaningful or fully compensate us for the harm we suffer or the costs we incur. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk management and strategy
We maintain a cybersecurity team responsible for the development and implementation of a program intended to protect the confidentiality, integrity and availability of our critical systems and information. A component of our program is a cybersecurity Incident Response Plan (“IRP”) which has been built by the team utilizing current and historical industry knowledge and experience.
Key elements of our risk management procedures and processes include:
•risk assessments to help mitigate material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•a team comprised of IT security, IT infrastructure, and IT compliance personnel principally responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our response to cybersecurity incidents;
•the use of external cybersecurity service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•formal information security training program for all team members as well as supplemental training on specific matters such as phishing and email security best practices;
•a cybersecurity incident response plan and Security Operations Center (SOC) to respond to cybersecurity incidents;
•attack and response simulations at the technical level and execute tabletop response exercises at the management level;
•a third-party risk management process for service providers; and
•cybersecurity insurance to cover certain expenses in the event of a cybersecurity incident.
The cybersecurity team reports to the Chief Information Officer and in January 2024, we hired a Chief Information Security Officer (“CISO”) with significant experience in leading cybersecurity teams to assume the leadership of management’s responsibilities and governance discussed below.

We evaluate our cybersecurity risk management processes and continue to integrate our procedures into our overall enterprise risk management program, which shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Incidents are investigated by the cybersecurity team as they are identified and may be resolved or escalated based upon the specific details and severity of each incident. Incidents are evaluated throughout the investigation and remediation processes and incidents determined to be insignificant may be resolved by the cybersecurity team without further escalation at that time. Incidents determined to be more severe, such as those that may have compromised the confidentiality, integrity and availability of our critical systems and information, are escalated by the cybersecurity team to notify legal counsel, our Cybersecurity & Privacy Executive Steering Committee, our Board of Directors, or various regulators, as required.
Our cybersecurity team evaluates the risk profile of new third party service providers and maintains communication channels with key third party service providers to evaluate and respond to possible effects of incidents within a service provider’s organization. We rely on, and in certain cases require, our third parties to communicate such incidents timely.
As previously disclosed, on September 14, 2023, we announced that an unauthorized actor had gained access to our information technology network as a result of a social engineering attack on an outsourced IT support vendor used by the Company, and acquired a copy of, among other data, our loyalty program database (“Data Incident”). After detecting suspicious activity in our information technology network, we activated our IRP, which included containment measures, and commenced an investigation of the incident. We also notified law enforcement and state gaming regulators, engaged legal counsel and other third-party incident response and cybersecurity professionals, as well as forensic professionals.
We have received, and continue to pursue, reimbursements from insurance carriers for costs incurred as a result of the Data Incident. Based on our assessment, the incident has not had a material impact, and we do not believe the incident has materially affected or will materially affect us, including our operations, business strategy, results of operations, or financial condition.
As a result of the Data Incident, numerous putative class action lawsuits have been filed against us purporting to represent various classes of persons whose personal information was affected by the Data Incident. These class actions assert a variety of common law and statutory claims based on allegations that we failed to use reasonable security procedures and practices to safeguard customers’ personal information, and seek monetary and statutory damages, injunctive relief and other related relief. In addition to those putative class action lawsuits, individual claims have been filed or threatened against us as well.
We have also received inquiries from numerous state regulators related to the Data Incident. We are responding to these inquiries and cooperating fully with regulators. See Note 11 for further discussion.
We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Governance
Our Board considers cybersecurity risk as critical to the enterprise and is responsible for reviewing our cybersecurity risk profile, including management’s design, implementation and enforcement of our cybersecurity risk management program. The Board of Directors receives periodic updates from our Chief Information Officer (“CIO”) on cybersecurity risks and threats. Board members also receive periodic presentations on cybersecurity topics from our CIO, supported by our internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.
The Board has determined that retaining responsibility for risks related to cybersecurity oversight is appropriate, given the complexity of the risks associated with cybersecurity and the attention required to appropriately review and monitor such risks. The full Board lends its collective experience and attention to discussing and overseeing potential risks identified by management and stays up to date on management’s risk-mitigation processes related to cybersecurity.
Our CIO supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers; and alerts and reports produced by security tools deployed in the IT environment.
Our CIO is responsible for assessing and managing our material risks from cybersecurity threats. Our CIO has the primary responsibility for leading our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity service providers. Our CIO has significant global experience in managing and leading IT and cybersecurity teams. Members of the cybersecurity team hold various credentials and certificates with respect to information systems and they participate in continuing education.

Item 2.    Properties
As of December 31, 2023, the following are our properties, including properties that were divested during the year. All amounts are approximations.

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Las Vegas Segment
Owned-Domestic
The Cromwell	Las Vegas, NV	40,600	350	30	190
Flamingo Las Vegas	Las Vegas, NV	72,300	840	60	3,450
Horseshoe Las Vegas (a)	Las Vegas, NV	61,100	770	50	2,060
The LINQ Hotel & Casino	Las Vegas, NV	39,100	620	40	2,240
Paris Las Vegas (a)	Las Vegas, NV	96,700	840	70	3,670
Planet Hollywood Resort & Casino	Las Vegas, NV	63,800	820	70	2,500
Leased
Caesars Palace Las Vegas	Las Vegas, NV	124,500	1,310	160	3,980
Harrah’s Las Vegas	Las Vegas, NV	88,800	1,020	60	2,540
Rio All-Suite Hotel & Casino (b)	Las Vegas, NV	117,300	910	40	2,520

Regional Segment
Owned-Domestic
Caesars Virginia (c)	Danville, VA	40,000	820	30	—
Circus Circus Reno	Reno, NV	65,500	420	10	1,570
Eldorado Gaming Scioto Downs	Columbus, OH	108,400	1,870	—	—
Eldorado Resort Casino Reno	Reno, NV	70,000	780	40	810
Grand Victoria Casino	Elgin, IL	42,400	750	50	—
Harrah’s Columbus Nebraska (d)	Columbus, NE	6,300	240	—	—
Harrah’s Hoosier Park Racing & Casino	Anderson, IN	86,100	1,170	40	—
Horseshoe Baltimore	Baltimore, MD	133,300	1,600	170	—
Horseshoe Black Hawk	Black Hawk, CO	26,900	610	30	400
Horseshoe Indianapolis	Shelbyville, IN	99,300	1,520	90	—
Horseshoe Lake Charles	Westlake, LA	63,000	800	50	250
Isle of Capri Casino Boonville	Boonville, MO	28,000	780	20	140
Isle of Capri Casino Lula	Lula, MS	59,300	520	10	150
Harrah’s Pompano Beach	Pompano Beach, FL	71,700	1,260	40	—
Lady Luck Casino - Black Hawk	Black Hawk, CO	11,200	290	—	—
Silver Legacy Resort Casino	Reno, NV	90,100	840	60	1,680
Leased
Caesars Atlantic City	Atlantic City, NJ	114,800	1,750	110	1,140
Harrah’s Atlantic City	Atlantic City, NJ	150,100	1,840	130	2,580
Harrah’s Council Bluffs	Council Bluffs, IA	27,600	690	10	250
Harrah’s Gulf Coast	Biloxi, MS	37,200	640	30	500
Harrah’s Joliet	Joliet, IL	39,000	770	20	200
Harrah’s Lake Tahoe	Lake Tahoe, NV	54,000	720	60	510
Harrah’s Laughlin	Laughlin, NV	58,200	730	30	1,510
Harrah’s Metropolis	Metropolis, IL	23,500	600	20	210
Harrah’s New Orleans	New Orleans, LA	111,100	1,010	110	450
Harrah’s North Kansas City	N. Kansas City, MO	57,500	920	60	390
Harrah’s Philadelphia	Chester, PA	88,700	1,580	50	—
Harveys Lake Tahoe	Lake Tahoe, NV	48,900	580	30	740
Horseshoe Bossier City	Bossier City, LA	34,000	960	60	600
Horseshoe Council Bluffs	Council Bluffs, IA	59,200	1,230	50	150
Horseshoe Hammond	Hammond, IN	109,600	1,650	80	—
Horseshoe St. Louis	St. Louis, MO	75,000	980	30	490

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Horseshoe Tunica	Tunica, MS	63,000	930	90	510
Isle Casino Bettendorf	Bettendorf, IA	41,200	870	20	510
Isle Casino Waterloo	Waterloo, IA	39,200	820	20	190
Trop Casino Greenville	Greenville, MS	22,800	450	—	—
Tropicana Atlantic City	Atlantic City, NJ	121,100	1,630	100	2,360
Tropicana Laughlin Hotel & Casino	Laughlin, NV	43,200	640	10	1,490

Managed and Branded Segment
Managed
Harrah’s Ak-Chin	Phoenix, AZ	65,200	1,150	30	530
Harrah’s Cherokee	Cherokee, NC	222,600	3,260	160	1,830
Harrah’s Cherokee Valley River	Murphy, NC	66,000	970	50	300
Harrah’s Resort Southern California	Funner, CA	72,900	1,450	50	1,090
Caesars Windsor	Canada	100,000	1,680	80	760
Caesars Dubai (e)	United Arab Emirates	—	—	—	580
Branded
Caesars Southern Indiana	Elizabeth, IN	74,400	980	90	500
Harrah’s Northern California	Ione, CA	30,100	740	10	—
____________________
(a)In December 2023, the Company rebranded a hotel tower as the Versailles tower and moved 750 rooms from Horseshoe Las Vegas to Paris Las Vegas.
(b)As of October 2, 2023, Caesars no longer operates the Rio All-Suite Hotel & Casino and all operations were assumed by the lessor.
(c)Temporary gaming facility opened on May 15, 2023. The construction of the permanent facility of Caesars Virginia is expected to be completed in late 2024.
(d)Temporary gaming facility opened on June 12, 2023. The construction of the permanent facility of Harrah’s Columbus Nebraska is expected to be completed in the second quarter of 2024.
(e)On November 16, 2023, the Company exited the management agreement associated with Caesars Dubai and the property was renamed under new ownership.
Certain of our properties operate off-track betting locations, including Harrah’s Hoosier Park Racing & Casino, which operates Winner’s Circle Indianapolis and Winner’s Circle New Haven, and Horseshoe Indianapolis, which operates Winner’s Circle Clarksville. Other properties of ours include The LINQ Promenade, next to The LINQ Hotel & Casino (the “LINQ”) and the CAESARS FORUM conference center in our Las Vegas segment. The LINQ Promenade is an open-air dining, entertainment, and retail promenade located on the east side of the Las Vegas Strip that features the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction. The CAESARS FORUM is a 550,000 square feet conference center with 300,000 square feet of flexible meeting space, two of the largest pillarless ballrooms in the world and direct access to the LINQ. We will also open our first non-gaming hotel experience in the first half of 2024 with the opening of Caesars Republic Scottsdale featuring more than 250 hotel rooms, approximately 20,000 square feet of event space and hotel amenities including, pools, bars, lounges, and celebrity partnered restaurants.
Item 3.    Legal Proceedings
For a discussion of our “Legal Proceedings,” refer to Note 11 to our Financial Statements located elsewhere in this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock is quoted on the NASDAQ Stock Market under the symbol “CZR”. As of February 15, 2024, there were approximately 297 holders of record of our common stock.
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
The following table sets forth information as of December 31, 2023, with respect to compensation plans under which equity securities that we have authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,122,668	$—	3,937,123
___________________
(1)Includes unvested RSUs, PSUs, and MSUs only, there were no outstanding options as of December 31, 2023.
(2)RSUs, PSUs, and MSUs do not have an exercise price.
Changes to the Authorized Shares
On June 17, 2021, following receipt of required shareholder approvals, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 500 million, and authorize the issuance of up to 150 million shares of preferred stock. As of December 31, 2023, no shares of preferred stock have been issued.
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
As of December 31, 2023, we have acquired 223,823 shares of common stock under this program since 2018 at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the years ended December 31, 2023 or 2022.
Recent Sales of Unregistered Securities
None.

Stock Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Gambling Total Stock Market Index (“Dow Jones U.S. Gambling”) for the period beginning on December 31, 2018 and ending on December 31, 2023. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and each of the two indices, respectively, on December 31, 2018, and that all dividends were reinvested. Stock price performance, presented for the period from December 31, 2018 to December 31, 2023, is not necessarily indicative of future results.

2023 Performance Graph
$300
$250
$200
$150
$100
$50
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
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

The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”
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
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, we grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. in 2017, Tropicana Entertainment, Inc. in 2018, Caesars Entertainment Corporation in 2020, and William Hill PLC (the “William Hill Acquisition”) on April 22, 2021. Our ticker symbol on the NASDAQ Stock Market is “CZR.”
We currently own, lease or manage an aggregate of 52 domestic properties in 18 states with approximately 51,300 slot machines, video lottery terminals and e-tables, approximately 2,700 table games and approximately 44,700 hotel rooms as of December 31, 2023. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc. Our primary source of revenue is generated by our casino properties’ gaming operations, which includes our retail and online sports betting and online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of December 31, 2023, we owned 22 of our casinos and leased 24 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”) pursuant to a regional lease, a Las Vegas lease and a Joliet lease (collectively, “VICI Leases”). We also lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”), pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease (together with the GLPI Master Lease, the “GLPI Leases”). Additionally, we leased the Rio All-Suite Hotel & Casino (“Rio”) from a separate third party until October 2, 2023, at which time operations were assumed by the lessor. See descriptions below under the “GLPI Leases” and “VICI Leases.”

We operate and conduct retail and online sports wagering across 31 jurisdictions in North America, 25 of which offer online sports betting. Additionally, we operate iGaming in five jurisdictions in North America. The map below illustrates Caesars Digital’s presence as of December 31, 2023:

ON
WA
MT
ND
MN
OR
ID
SD
WI
MI
WY
NY
ME
VT
NH
MA
CT
RI
PA
NJ
IA
NE
NV
UT
CO
IL
IN
OH
DE
WV
MD
VA
DC
CA
KS
MO
KY
NC
TN
AZ
NM
OK
AR
SC
MS
AL
GA
LA
TX
FL

Online Sports Betting

Online Sports Betting & iGaming

Retail Only

Jurisdictions Not Presented Above:

- The Bahamas
- Puerto Rico

In 2022, we partnered with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and have launched the Caesars Racebook app within 20 states as of December 31, 2023. Caesars Racebook also went live in Illinois in January 2024. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
We are also in the process of continuing the expansion of our Caesars Digital footprint into other states in the near term with our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps as jurisdictions legalize or provide necessary approvals. No customers under 21 years old are allowed to wager on any of our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.

We periodically divest of assets in order to raise capital or as a result of a determination that the assets are not core to our business, or due to regulatory requirements. The following is a summary of recently completed divestitures as of December 31, 2023:

Segment	Property	Date Sold	Sales Price
Regional	MontBleu Casino Resort & Spa (“MontBleu”)	April 6, 2021	$15 million
Regional	Tropicana Evansville (“Evansville”)	June 3, 2021	$480 million
Regional	Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)	May 5, 2022	*

Discontinued operations:
Regional	Harrah’s Louisiana Downs	November 1, 2021	$22 million (a)
Regional	Caesars Southern Indiana	September 3, 2021	$250 million
N/A	Caesars UK Group	July 16, 2021	*
N/A	William Hill International	July 1, 2022	£2.0 billion
____________________
*Not meaningful.
(a)The proceeds of this sale were split between the Company and VICI.
In addition to the divestitures above, the operations of Rio were assumed by the lessor on October 2, 2023, and we exited our management agreement with Caesars Dubai on November 16, 2023. See Item 8. Financial Statements and Supplementary Data — Note 4 for further discussion on these key transactions and any applicable gain (loss) or impairment charges recorded.
Merger and Acquisitions Related Activities
William Hill Acquisition
On April 22, 2021, we completed the William Hill Acquisition for cash consideration of approximately £2.9 billion, or approximately $3.9 billion, based on the GBP to USD exchange rate on the closing date.
We acquired William Hill PLC and its U.S. subsidiary, William Hill U.S. Holdco (“William Hill US” and together with William Hill PLC, “William Hill”) to better position the Company to address the extensive usage of digital platforms, continued legalization in additional states and jurisdictions, and growing bettor demand, which are driving the market for online sports betting platforms in the U.S. In addition, we continue to leverage the World Series of Poker (“WSOP”) brand and license the WSOP trademarks for a variety of products and services across these digital platforms. At the time that the William Hill Acquisition was consummated, our intent was to divest William Hill International and as such its results were presented in discontinued operations.
On September 8, 2021, we entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. On April 7, 2022, we amended the agreement to sell William Hill International to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. During the year ended December 31, 2022, we recorded impairments to assets held for sale of $503 million within discontinued operations based on the revised and final sales price. On July 1, 2022, we completed the sale of William Hill International to 888 Holdings Plc.
We recognized acquisition-related transaction costs of $21 million and $68 million for the years ended December 31, 2022 and 2021, respectively, excluding additional transaction cost associated with sale of William Hill International. These costs were associated with legal, professional services and certain severance and retention costs and were primarily recorded in Transaction and other costs on our Statements of Operations.
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
Additionally, on July 10, 2023, we completed the acquisition of the remaining 24.2% equity ownership in Horseshoe Baltimore, utilizing cash on hand, for a total of $66 million.

Investments and Partnerships
We have investments in unconsolidated affiliates accounted for under the equity method which are recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets. Certain significant investments as of December 31, 2023 and 2022 are discussed below.
Pompano Joint Venture
In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at our Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish is responsible for the development of the master plan for the project with our input and will submit it for our review and approval. In October 2023 and June 2021, the joint venture issued capital calls and we contributed $3 million each, respectively, for a total of $7 million in cash contributions since inception of the joint venture. On February 12, 2021, we contributed 186 acres to the joint venture with a fair value of $61 million. Total contributions of approximately 209 acres of land have been made with a fair value of approximately $69 million, and we have no further obligation to contribute additional real estate or cash. During the year ended December 31, 2023, the Company recorded income related to the investment of $64 million, primarily due to the joint venture’s gain on the sale of land. As of December 31, 2023 and 2022, our investment in the joint venture was $147 million and $80 million, respectively, and is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
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
Presentation of Financial Information
The financial information included in this Item 7 for the periods after our acquisition of William Hill on April 22, 2021, and of the increase in our ownership percentage and subsequent consolidation of Horseshoe Baltimore on August 26, 2021, is not fully comparable to the periods prior to the acquisitions. In addition, the presentation of financial information herein for the periods after the Company’s divestiture of various properties, described above, is not fully comparable to the periods prior to the date of divestiture.
This MD&A is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. Our historical operating results may not be indicative of our future results of operations because of the factors described in the preceding paragraph and the changing competitive landscape in each of our markets, including changes in market and societal trends, increased competition, as well as by factors or trends discussed elsewhere herein. We recommend that you read this MD&A together with our audited consolidated financial statements and the notes to those statements included in this Annual Report on Form 10-K.

Key Performance Metrics
Our primary source of revenue is generated by our gaming operations, which includes our retail and online sports betting and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment venues, retail shops, racing and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers staying at, or visiting, our properties and using our sports betting, horse racing and iGaming applications.
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
Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results during the years ended December 31, 2023, 2022 and 2021.
Acquisitions and Transaction Costs
•William Hill Acquisition – On April 22, 2021, we consummated the acquisition of the entire issued and to be issued share capital (other than shares owned by the Company or held in treasury) of William Hill PLC, in an all-cash transaction of £2.9 billion, or approximately $3.9 billion. We recognized acquisition-related transaction costs of $21 million and $68 million for the years ended December 31, 2022 and 2021, respectively, excluding additional transaction costs associated with sale of William Hill International.
•Consolidation of Horseshoe Baltimore – On August 26, 2021, we increased our ownership interest in Horseshoe Baltimore to approximately 75.8%. Prior to the purchase, we held an interest in Horseshoe Baltimore of approximately 44.3% which was accounted for as an equity method investment. Subsequent to the change in ownership, we determined we have a controlling financial interest and consolidated the operations of Horseshoe Baltimore. As a result of the consolidation, we recognized a gain of $40 million during the year ended December 31, 2021. Additionally, on July 10, 2023, we completed the acquisition of the remaining 24.2% equity ownership in Horseshoe Baltimore, utilizing cash on hand, for a total of $66 million.
Divestitures and Discontinued Operations
•Divestitures and Discontinued Operations – See “Overview” section above for detail of properties divested, including related discontinued operations.
•The operations of Rio were assumed by the lessor on October 2, 2023, and we exited our management agreement with Caesars Dubai on November 16, 2023.
Financing Transactions
•Debt Transactions – We continue to utilize free cash flow to reduce our leverage, extend the maturity of our outstanding debt and balance our mix of fixed and variable debt. The following are the key financing transactions and their effects on our operations, from the use of free cash flow, unless otherwise noted:
◦Issued $2.0 billion CEI Senior Secured Notes due 2030 and amended the CEI Credit Agreement and incurred a new $2.5 billion CEI Term Loan B. Net proceeds received from these transactions were used to repay the $3.4 billion outstanding principal amount of the CRC Term Loan and the $1.0 billion outstanding principal amount of the CRC Incremental Term Loan on February 6, 2023.
◦Fully repaid $267 million of the outstanding principal balance of the Baltimore Term Loan as of July 17, 2023.
◦Prepaid the outstanding $400 million Forum Convention Center Mortgage Loan on May 1, 2023.

◦For the years ended December 31, 2023, 2022 and 2021, we recorded extinguishment charges of $200 million, $85 million and $236 million, respectively, which are recorded within Loss on extinguishment of debt on the Statements of Operations due to the aforementioned activity.
◦Refer to the Liquidity and Capital Resources section below for further discussion of our recent debt transactions, including our financing transactions subsequent to December 31, 2023, in which we issued $1.5 billion of new CEI Senior Secured Notes due 2032 and a new $2.9 billion CEI Term Loan B-1. Net proceeds received from these transactions, together with borrowings under our CEI Revolving Credit Facility, were used to tender, redeem, repurchase, defease, and/or satisfy and discharge the CEI Senior Secured Notes due 2025 and the CRC Senior Secured Notes.
Other Significant Factors
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
•Caesars Sportsbook, Caesars Racebook and iGaming mobile apps – During the year ended December 31, 2023, we launched Caesars Sportsbook in new jurisdictions, migrated our sports betting platform to Liberty in Nevada, and launched our new online and mobile iGaming application, Caesars Palace Online Casino. As new states and jurisdictions have legalized sports betting, we have made varying degrees of upfront investments executed through marketing campaigns and promotional incentives to acquire new customers and establish our presence. For example, in connection with the launch of our Caesars Sportsbook app in New York and Louisiana in January 2022, we experienced negative net revenue in the first quarter of 2022 resulting from a substantial amount of bonus cash and matched deposits issued to customers as sign-on incentives, which exceeded our gaming win. We continue to adjust our level of investment during the launch period in new jurisdictions based, in part, on prior experience and do not expect such investment to continue at elevated levels subsequent to the initial launch period. During the year ended December 31, 2023, promotional and marketing expenses have significantly decreased as compared to the prior year period.
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
•Impairment Charges – As a result of our finalized and approved capital and operating plans and the completion of our 2023 annual impairment testing, we recognized impairment charges during the year ended December 31, 2023 in our Regional segment. These impairments were primarily due to a decrease in projected cash flows at certain regional properties mainly due to increased competition. We identified one reporting unit where the estimated fair value of the associated gaming rights was less than the carrying value and recorded an impairment of $81 million. In addition, we identified one reporting unit with an estimated fair value below its carrying value, resulting in total impairment of $14 million to goodwill.

During the year ended December 31, 2022, the Company recognized impairment charges in our Regional segment related to goodwill and gaming rights totaling $78 million and $30 million, respectively, due to an increase in the related discount rates, which represents the higher required cost of capital as a result of the macroeconomic environment and projected outlook.

In December 2021, we approved a capital plan which included the planned rebranding of certain of our properties. We utilized an income approach to determine the fair value of the trademarks subject to rebranding based on their expected future cash flows, which resulted in an impairment charge of $102 million during the year ended December 31, 2021.
•Weather Disruption – During the first quarter of 2023, our Regional segment was negatively impacted by severe winter weather, particularly in northern Nevada, which caused poor and unsafe travel conditions reducing visitation to our Lake Tahoe and Reno properties. During the year ended December 31, 2022, we reached a final settlement agreement with the insurance carriers for the damage and disruption caused by Hurricane Laura to our Lake Charles property in 2020 for a total amount of $128 million, before our insurance deductible of $25 million. We recorded gains of $38 million and $21 million during the years ended December 31, 2022 and 2021, respectively, which are included in Transaction and other costs in our Statements of Operations, as proceeds received for the cost to replace damaged property were in excess of respective carrying value of the assets.
Results of Operations
The following table highlights the results of our operations:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Net revenues:
Las Vegas	$4,470	$4,287	$3,409
Regional	5,778	5,704	5,537
Caesars Digital	973	548	337
Managed and Branded	307	282	278
Corporate and Other (a)	—	—	9
Total	$11,528	$10,821	$9,570

Net income (loss)	$828	$(910)	$(1,016)

Adjusted EBITDA (b):
Las Vegas	$2,016	$1,964	$1,568
Regional	1,962	1,985	1,979
Caesars Digital	38	(666)	(476)
Managed and Branded	76	84	87
Corporate and Other (a)	(154)	(124)	(168)
Total	$3,938	$3,243	$2,990

Net income (loss) margin	7.2%	(8.4)%	(10.6)%
Adjusted EBITDA margin	34.2%	30.0%	31.2%
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
Consolidated comparison for the years ended December 31, 2023, 2022 and 2021
The following table highlights the results of our operations: Comparisons between 2023 and 2022 are described below. A discussion of changes in our results of operations between year ended December 31, 2022 compared to 2021 has been omitted from this Annual Report on Form 10-K and can be found in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Net Revenues
Net revenues were as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2023	2022	2021	2023 vs 2022		2022 vs 2021
Casino	$6,367	$5,997	$5,827	$370	6.2%	$170	2.9%
Food and beverage	1,728	1,596	1,140	132	8.3%	456	40.0%
Hotel	2,090	1,957	1,551	133	6.8%	406	26.2%
Other	1,343	1,271	1,052	72	5.7%	219	20.8%
Net Revenues	$11,528	$10,821	$9,570	$707	6.5%	$1,251	13.1%
Consolidated net revenues increased for the year ended December 31, 2023 primarily due to higher gaming revenues in the Caesars Digital segment resulting from higher sports betting hold and additional state launches of our online and retail Caesars Sportsbooks. Promotional allowances offered during launches in new jurisdictions were significantly reduced year over year. Hotel occupancy rates within the Las Vegas segment continued to improve as compared to the same prior year periods and also contributed to the increase in net revenues. The Regional segment benefited from the opening of two temporary gaming facilities, Caesars Virginia on May 15, 2023 and Harrah’s Columbus Nebraska on June 12, 2023, as well as the reopening of Horseshoe Lake Charles in December 2022. Further, the Omicron variant of COVID-19 negatively impacted prior year results during the first quarter of 2022 across substantially all of our properties, including disruptions to group and conventions, banquets, and scheduled concert events. These improved results were partially offset by increased competition associated with new casino resorts opening in some of our regional markets, construction disruptions, and inclement weather across the country, particularly in northern Nevada, which restricted travel in the first quarter of 2023. The Company continues to expand partnerships with iconic entertainers to host concerts and performances, and celebrity chefs to offer new food and beverage venues to drive new and repeat visitation to our properties.
Operating Expenses
Operating expenses were as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2023	2022	2021	2023 vs 2022		2022 vs 2021
Casino	$3,342	$3,526	$3,129	$(184)	(5.2)%	$397	12.7%
Food and beverage	1,049	935	707	114	12.2%	228	32.2%
Hotel	570	529	438	41	7.8%	91	20.8%
Other	434	411	373	23	5.6%	38	10.2%
General and administrative	2,012	2,068	1,782	(56)	(2.7)%	286	16.0%
Corporate	306	286	309	20	7.0%	(23)	(7.4)%
Impairment charges	95	108	102	(13)	(12.0)%	6	5.9%
Depreciation and amortization	1,261	1,205	1,126	56	4.6%	79	7.0%
Transaction and other costs, net	(13)	14	144	(27)	*	(130)	(90.3)%
Total operating expenses	$9,056	$9,082	$8,110	$(26)	(0.3)%	$972	12.0%
___________________
*    Not meaningful.
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
Casino expenses decreased for the year ended December 31, 2023 as compared to the same prior year period due to a reduction in advertising costs from the promotion of our Caesars Sportsbook app and Caesars Digital’s expansion into new jurisdictions, particularly in the first quarter of 2022. Food and beverage and hotel expenses have increased in connection with increased revenues; however, we continue to focus on labor efficiencies to manage rising labor costs and strategically manage our marketing and advertising spend to reduce our casino expenses. Similarly, we continue to manage recent increases in food costs by focusing on efficiencies within food and beverage venues and menu options.

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
Transaction and other costs, net for the year ended December 31, 2023 primarily includes non-cash changes in equity method investments and a gain of $29 million associated with proceeds received from the sale of a potential insurance recovery. Offsetting these costs are non-cash losses on the write down and disposal of assets and pre-opening costs in connection with new temporary facility openings. Transaction and other costs, net for the year ended December 31, 2022 primarily represents professional services for integration activities and various contract exit or termination costs, offset by a $38 million gain in the first quarter of 2022 resulting from insurance proceeds received in excess of the respective carrying value of damaged assets associated with our Lake Charles property.
Other Expense
Other expense was as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2023	2022	2021	2023 vs 2022		2022 vs 2021
Interest expense, net	$(2,342)	$(2,265)	$(2,295)	$(77)	(3.4)%	$30	1.3%
Loss on extinguishment of debt	(200)	(85)	(236)	(115)	(135.3)%	151	64.0%
Other income (loss)	10	46	(198)	(36)	(78.3)%	244	*
Benefit for income taxes	888	41	283	847	*	(242)	(85.5)%
___________________
*    Not meaningful.
For the year ended December 31, 2023, interest expense, net increased year over year due to annual escalators in our financing obligations related to our VICI Leases, including escalators based on the Consumer Price Index (“CPI”) that take effect in November of each year. In addition, although we have reduced our outstanding debt, rising interest rates have negatively impacted our borrowing rates and resulted in interest expense related to debt service to be flat compared to the prior year.
For the years ended December 31, 2023 and 2022, loss on extinguishment of debt was primarily related to the prepayments of the Caesars Resort Collection (“CRC”) Term Loan and the CRC Incremental Term Loan. In addition, on July 17, 2023, we repaid the Baltimore Term Loan.
Other income decreased for the year ended December 31, 2023, as compared to prior year, mainly due to a change in the fair value of foreign exchange forward contracts and a gain related to the resolution of a disputed claims liability, offset by the change in fair value of investments, all of which were recorded in the prior year.
The income tax benefit was $888 million for 2023 and $41 million for 2022. The reported income tax benefit in 2023 differed from the statutory income tax benefit primarily due to the partial release of federal and state valuation allowances. During the second quarter of 2023, we reversed the valuation allowance related to certain deferred tax assets and recorded a one-time income tax benefit of $940 million, as we determined it was more likely than not that a portion of our federal and state deferred tax assets would be realized. Refer to Item 8. - Note 17 for the effective income tax rate reconciliation.

Segment comparison for the years ended December 31, 2023, 2022 and 2021
Las Vegas Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2023	2022	2021	2023 vs 2022		2022 vs 2021
Revenues:
Casino	$1,212	$1,247	$1,226	$(35)	(2.8)%	$21	1.7%
Food and beverage	1,152	1,063	702	89	8.4%	361	51.4%
Hotel	1,447	1,341	968	106	7.9%	373	38.5%
Other	659	636	513	23	3.6%	123	24.0%
Net revenues	$4,470	$4,287	$3,409	$183	4.3%	$878	25.8%

Table game drop	$3,428	$3,464	$3,088	$(36)	(1.0)%	$376	12.2%
Table game hold %	22.2%	22.0%	20.2%		0.2 pts		1.8 pts
Slot handle	$11,057	$10,718	$10,309	$339	3.2%	$409	4.0%

Hotel occupancy	96.8%	92.2%	82.1%		4.6 pts		10.1 pts

Adjusted EBITDA	$2,016	$1,964	$1,568	$52	2.6%	$396	25.3%
Adjusted EBITDA margin	45.1%	45.8%	46.0%		(0.7) pts		(0.2) pts

Net income attributable to Caesars	$1,042	$1,021	$641	$21	2.1%	$380	59.3%
The Las Vegas segment’s net revenues, net income and Adjusted EBITDA increased year over year primarily due to higher hotel, food and beverage and entertainment revenues. The increase in food and beverage revenues was mainly driven by higher restaurant covers and improved product mix associated with the additions of new casual and premier dining venues. Other revenue increased primarily due to entertainment revenues attributable to an increase in both the quality and number of headliner performances in the current year compared to prior year. In addition, during the first quarter of 2022, the resurgence of the Omicron variant of COVID-19 had a significant negative impact on visitation, group and conventions, and scheduled concert events. As a result, the Las Vegas segment experienced increased visitation during 2023 compared to the prior year which has driven higher hotel occupancy, improved room rates, higher food and beverage revenues and additional entertainment revenues.
The increases in net revenues, net income and Adjusted EBITDA were partially offset by growth in overall union and non-union wages and headcount. Additionally, our Las Vegas segment experienced challenges in the middle of 2023, related to construction disruption and roadwork on the Las Vegas Strip. As a result, the Las Vegas segment’s Adjusted EBITDA margin decreased slightly as compared to the prior year.
Slot win percentage in the Las Vegas segment during the year ended December 31, 2023 was within our typical range.

Regional Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2023	2022	2021	2023 vs 2022		2022 vs 2021
Revenues:
Casino	$4,272	$4,291	$4,305	$(19)	(0.4)%	$(14)	(0.3)%
Food and beverage	576	533	438	43	8.1%	95	21.7%
Hotel	643	616	583	27	4.4%	33	5.7%
Other	287	264	211	23	8.7%	53	25.1%
Net revenues	$5,778	$5,704	$5,537	$74	1.3%	$167	3.0%

Table game drop	$4,188	$4,270	$4,163	$(82)	(1.9)%	$107	2.6%
Table game hold %	21.7%	22.0%	21.0%		(0.3) pts		1 pts
Slot handle	$43,211	$42,853	$42,873	$358	0.8%	$(20)	—%

Adjusted EBITDA	$1,962	$1,985	$1,979	$(23)	(1.2)%	$6	0.3%
Adjusted EBITDA margin	34.0%	34.8%	35.7%		(0.8) pts		(0.9) pts

Net income attributable to Caesars	$377	$463	$637	$(86)	(18.6)%	$(174)	(27.3)%
The Regional segment’s net revenues increased for the year ended December 31, 2023 compared to the same prior year period, primarily related to incremental net revenues generated from the reopening of Horseshoe Lake Charles in the fourth quarter of 2022 and the opening of our temporary gaming facilities at Caesars Virginia on May 15, 2023 and Harrah’s Columbus Nebraska on June 12, 2023. These increases were partially offset by competition associated with new casino resorts opening in some of our regional markets, construction disruption from renovation projects at certain of our properties and inclement weather across the country, particularly in northern Nevada, which restricted travel in the first quarter of 2023. In addition, wage and headcount increases resulted in higher labor costs during the current year. Increased interest expense associated with our VICI Leases and additional depreciation expense related to our new gaming facilities led to a decline in net income as compared to the same prior year period. As a result, Adjusted EBITDA decreased as compared to the prior year.
Slot win percentage in the Regional segment during the year ended December 31, 2023 was within our typical range.

Caesars Digital Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2023	2022	2021	2023 vs 2022		2022 vs 2021
Revenues:
Casino (a)	$886	$462	$296	$424	91.8%	$166	56.1%
Other	87	86	41	1	1.2%	45	109.8%
Net revenues	$973	$548	$337	$425	77.6%	$211	62.6%

Sports betting handle (b)	$12,089	$12,801	$6,046	$(712)	(5.6)%	$6,755	111.7%
Sports betting hold %	6.3%	5.4%	4.3%		0.9 pts		1.1 pts

iGaming handle	$10,622	$8,073	$5,621	$2,549	31.6%	$2,452	43.6%
iGaming hold %	3.1%	3.2%	3.3%		(0.1) pts		(0.1) pts

Adjusted EBITDA	$38	$(666)	$(476)	$704	*	$(190)	(39.9)%
Adjusted EBITDA margin	3.9%	(121.5)%	(141.2)%		*		19.7 pts

Net loss attributable to Caesars	$(91)	$(790)	$(580)	$699	88.5%	$(210)	(36.2)%
___________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and poker of $253 million, $542 million and $187 million for the year ended December 31, 2023, 2022 and 2021, respectively. Promotional and complimentary incentives for poker were $14 million, $21 million and $18 million for the year ended December 31, 2023, 2022 and 2021, respectively.
(b)Caesars Digital generated an additional $1.1 billion, $1.2 billion and $706 million of sports betting handle for the year ended December 31, 2023, 2022 and 2021, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 10.4%, 11.0% and 9.7% for the year ended December 31, 2023, 2022 and 2021, respectively. Sports betting handle includes $45 million, $50 million and $40 million for the year ended December 31, 2023, 2022 and 2021, respectively, related to horse racing and pari-mutuel wagers.
Caesars Digital reflects the operations for retail and mobile sports betting, iGaming, poker, and horse racing, which includes our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.
Caesars Digital’s net revenues, net loss, Adjusted EBITDA, and Adjusted EBITDA margin improved for the year ended December 31, 2023, as compared to prior year, primarily due to higher sports betting hold combined with lower year over year promotional and marketing expenses for launches in new states and jurisdictions in 2023. The increase in iGaming handle was slightly offset by decreased hold during the period. During the third quarter of 2023, we completed the migration of sports betting operations in Nevada to the Liberty platform and launched our new Caesars Palace Online Casino application in states and territories where we operate iGaming.
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
Sports betting and iGaming hold percentages for the year ended December 31, 2023 were within our typical range.

Managed and Branded Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2023	2022	2021	2023 vs 2022		2022 vs 2021
Revenues:
Other	$307	$282	$278	$25	8.9%	$4	1.4%
Net revenues	$307	$282	$278	$25	8.9%	$4	1.4%

Adjusted EBITDA	$76	$84	$87	$(8)	(9.5)%	$(3)	(3.4)%
Adjusted EBITDA margin	24.8%	29.8%	31.3%		(5) pts		(1.5) pts

Net income (loss) attributable to Caesars	$101	$(301)	$68	$402	*	$(369)	*
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

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2023	2022	2021	2023 vs 2022		2022 vs 2021
Reimbursable management revenue	$206	$198	$191	$8	4.0%	$7	3.7%
Reimbursable management cost	206	198	191	8	4.0%	7	3.7%
Corporate & Other

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2023	2022	2021	2023 vs 2022		2022 vs 2021
Revenues:
Casino	$(3)	$(3)	$—	$—	—%	$(3)	*
Other	3	3	9	—	—%	(6)	(66.7)%
Net revenues	$—	$—	$9	$—	*	$(9)	(100.0)%

Adjusted EBITDA	$(154)	$(124)	$(168)	$(30)	(24.2)%	$44	26.2%
___________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Years Ended December 31, 2023, 2022 and 2021
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation expense, (gain) loss on extinguishment of debt, impairment charges, other (income) loss, net income (loss) attributable to noncontrolling interests, transaction costs associated with our acquisitions, developments, and divestitures, and non-cash changes in equity method investments. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, and payments under our leases with affiliates of VICI Properties Inc. and GLPI, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following table summarizes our Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021 in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Years Ended December 31,
(In millions)	2023	2022	2021
Net income (loss) attributable to Caesars	$786	$(899)	$(1,019)
Net income (loss) attributable to noncontrolling interests	42	(11)	3
Discontinued operations, net of income taxes	—	386	30
Benefit for income taxes	(888)	(41)	(283)
Other (income) loss (a)	(10)	(46)	198
Loss on extinguishment of debt	200	85	236
Interest expense, net	2,342	2,265	2,295
Impairment charges	95	108	102
Depreciation and amortization	1,261	1,205	1,126
Transaction costs and other (b)	6	90	220
Stock-based compensation expense	104	101	82
Adjusted EBITDA	3,938	3,243	2,990
Pre-consolidation, pre-acquisition, and pre-disposition EBITDA, net (c)	(15)	(20)	(23)
Total Adjusted EBITDA	$3,923	$3,223	$2,967
____________________
(a)Other (income) loss primarily includes the net changes in fair value of (i) investments held by the Company, (ii) foreign exchange forward contracts, (iii) a disputed claims liability, and (iv) the derivative liability related to the 5% convertible notes, which were fully converted during the year ended December 31, 2021, and the change in the foreign exchange rate associated with restricted cash held in GBP associated with our acquisition of William Hill.
(b)Transaction costs and other primarily includes (i) net proceeds received in exchange for participation rights in a potential insurance recovery, (ii) proceeds received for the termination of the Caesars Dubai management agreement, (iii) insurance proceeds received in excess of the respective carrying value of damaged assets associated with the Lake Charles property, (iv) costs related to non-cash losses on the write down and disposal of assets, professional services for transaction and integration costs, various contract exit or termination costs, and pre-opening costs in connection with new temporary facility openings, and (v) non-cash changes in equity method investments.
(c)Results of operations for Horseshoe Baltimore prior to its consolidation on August 26, 2021 and William Hill prior to its acquisition on April 22, 2021 are added to Adjusted EBITDA. The results of operations of divested properties prior to their respective divestiture dates are subtracted from Adjusted EBITDA. See Item 7 - Overview above. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors for the periods presented. The additional financial information is included to enable the comparison of current results with results of prior periods.
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

As of December 31, 2023, our cash on hand and revolving borrowing capacity were as follows:

(In millions)	December 31, 2023
Cash and cash equivalents	$1,005
Revolver capacity (a)	2,210
Revolver capacity committed to letters of credit	(70)
Revolver capacity committed as regulatory requirement	(46)
Total	$3,099
___________________
(a)Revolver capacity includes $2.25 billion under our CEI Revolving Credit Facility, maturing in January 2028, less $40 million reserved for specific purposes.
During the year ended December 31, 2023, our operating activities generated operating cash inflows of $1.8 billion, as compared to operating cash inflows of $1.0 billion during the year ended December 31, 2022 due to the results of operations described above.
On February 6, 2023, we entered into an Incremental Assumption Agreement No. 2 pursuant to which we incurred a new senior secured term loan facility in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B” and, together with the CEI Term Loan A, the “CEI Term Loans”) as a new term loan under the CEI Credit Agreement. The CEI Term Loan B requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B bear interest, paid monthly, at a rate equal to, at our option, either (a) a forward-looking term rate based on the Adjusted Term SOFR, subject to a floor of 0.50% or (b) a base rate (the “TLB Base Rate”) determined by reference to the highest of (i) the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 3.25% per annum in the case of any Adjusted Term SOFR loan and 2.25% per annum in the case of any TLB Base Rate loan, subject to one 0.25% step-down based on our net total leverage ratio. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature in February 2030.
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
On July 10, 2023, we completed the acquisition of the remaining 24.2% equity ownership in Horseshoe Baltimore, utilizing cash on hand, for a total of $66 million. On July 17, 2023, we permanently repaid the outstanding principal balance of the Baltimore Term Loan. In connection with the repayment, we recognized a $3 million loss on the early extinguishment of debt.
On February 6, 2024, we entered into an Incremental Assumption Agreement No. 3 pursuant to which we incurred a new senior secured incremental term loan in an aggregate principal amount of $2.9 billion (the “CEI Term Loan B-1”) under the CEI Credit Agreement. The CEI Term Loan B-1 requires quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B-1, with the balance payable at maturity. Borrowings under the CEI Term Loan B-1 bear interest at a rate equal to, at our option, either (a) a forward-looking term rate based on the Term SOFR, subject to a floor of 0.50% or (b) a base rate (the “TLB-1 Base Rate”) determined by reference to the highest of (i) the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.75% per annum in the case of any Term SOFR loan and 1.75% per annum in the case of any TLB-1 Base Rate loan. The CEI Term Loan B-1 was issued at a price of 99.75% of the principal amount and will mature on February 6, 2031.

Additionally, on February 6, 2024, we issued $1.5 billion in aggregate principal amount of 6.50% senior secured notes due 2032 (the “CEI Senior Secured Notes due 2032”) pursuant to an indenture by and among the Company, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2032 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2032 will mature on February 15, 2032, with interest paid semi-annually on February 15 and August 15 of each year, commencing August 15, 2024.
The net proceeds from the issuance of the CEI Senior Secured Notes due 2032 and the net proceeds from the CEI Term Loan B-1, together with borrowings under the CEI Revolving Credit Facility, were used to tender, redeem, repurchase, defease, and/or satisfy and discharge any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees of both the 5.75% Senior Secured Notes due 2025 (the “CRC Senior Secured Notes”) and the 6.25% Senior Secured Notes due 2025 (the “CEI Senior Secured Notes due 2025”). As a result of these transactions, we estimate that we will incur approximately $50 million of loss on early extinguishment of debt.
We expect that our primary capital requirements going forward will relate to the expansion and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Master Lease, the VICI Leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for 2024 include expansion projects, hotel renovations and continued investment into new markets with our Caesars Sportsbook and iGaming applications in our Caesars Digital segment. In addition, we may, from time to time, seek to repurchase or prepay our outstanding indebtedness. Any such purchases or prepayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
We have agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, and advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Additionally, a selection of such partnerships provide us with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of December 31, 2023 and 2022, obligations related to these agreements were $605 million and $898 million, respectively, with contracts extending through 2040. These obligations include leasing of event suites that are generally considered short term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
We continue to expand into new markets with projects such as our partnership with the Eastern Band of Cherokee Indians to build and develop Caesars Virginia which is estimated to open a permanent facility in late 2024. The permanent development has a budget of $650 million and is expected to include a premier destination resort casino along with a 320-room hotel and world-class casino floor including 1,300 slot machines, 85 live table games, a WSOP Poker Room, a Caesars Sportsbook, a live entertainment theater and 40,000 square feet of meeting and convention space. Additionally, we are developing Harrah’s Columbus Nebraska which is a casino development expected to feature a new one-mile horse racing surface, a 40,000-square-foot-casino and sportsbook with more than 400 slot machines and 20 table games, as well as a restaurant and retail space, with an official opening in the second quarter of 2024. In the second quarter of 2023, temporary gaming facilities for Caesars Virginia and Harrah’s Columbus Nebraska opened while the permanent facilities are being constructed.
In 2020, we funded $400 million into escrow for a three year capital expenditure plan in the state of New Jersey. The capital plan included significant room renovations at both Caesars Atlantic City and Harrah’s Atlantic City, as well as the addition of new restaurants with celebrity partners. During the year ended December 31, 2023, we met our commitment and exhausted the remaining funds in the escrow account.
As a condition of the extension of the casino operating contract and ground lease for Harrah’s New Orleans, we are also required to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. The capital investment involves the rebranding of the property to Caesars New Orleans which includes a renovation and full interior and exterior redesign, an updated casino floor, new culinary experiences and a new 340-room hotel tower. The project has a current capital plan of approximately $430 million and, as of December 31, 2023, total capital expenditures have been $289 million since the project began.

Cash used for capital expenditures totaled $1.3 billion, $952 million and $520 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our estimates for 2024 capital expenditures:

(In millions)	Low	High
Growth and renovation projects	$325	$375
Caesars Digital	95	115
Maintenance projects	300	400
Total estimated capital expenditures from unrestricted cash	720	890

Caesars Virginia (a)	300	350

Total	$1,020	$1,240
___________________
(a)We expect the joint venture to enter into a new credit facility, of approximately $375 million to $425 million, to fund future Caesars Virginia capital expenditures alongside ongoing cash flows from the temporary casino’s operations.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $915 million for 2024. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations, that take effect in November of each year, based on the CPI. We estimate our lease payments to VICI and GLPI to be approximately $1.3 billion for 2024.
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
Following the Third Amendment, the Amended CEI Revolving Credit Facility and the CEI Term Loan A include a maximum net total leverage ratio financial covenant of 7.25:1 until December 31, 2024 and 6.50:1 from and after December 31, 2024. In addition, the Amended CEI Revolving Credit Facility and the CEI Term Loan A include a minimum fixed charge coverage ratio financial covenant of 1.75:1 until December 31, 2024 and 2.0:1 from and after December 31, 2024. From and after the repayment of the CEI Term Loan A, the financial covenants applicable to the Amended CEI Revolving Credit Facility will be tested solely to the extent that certain testing conditions are satisfied. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document. As of December 31, 2023, we were not subject to any debt covenants with respect to the new CEI Term Loan B-1 or the CEI Senior Secured Notes due 2032.
The GLPI Leases and VICI Leases contain certain covenants requiring minimum capital expenditures based on a percentage of net revenues along with maintaining certain financial ratios.
As of December 31, 2023, we were in compliance with all of the applicable financial covenants described above.
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

As of December 31, 2023, we have acquired 223,823 shares of common stock at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the years ended December 31, 2023 or 2022.
Debt Obligations and Leases
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
On October 5, 2022, Caesars entered into a third amendment to the CEI Credit Agreement (the “Third Amendment”) pursuant to which we (a) incurred a senior secured term loan in an aggregate principal amount of $750 million (the “CEI Term Loan A”) as a new term loan under the credit agreement, (b) amended and extended the CEI Revolving Credit Facility under the CEI Credit Agreement (the CEI Revolving Credit Facility, as so amended, the “Amended CEI Revolving Credit Facility” and, together with the CEI Term Loan A, the “Senior Credit Facilities”), (c) increased the aggregate principal amount of the CEI Revolving Credit Facility to $2.25 billion, and (d) made certain other amendments to the CEI Credit Agreement. Both the Amended CEI Revolving Credit Facility and the new CEI Term Loan A mature on January 31, 2028, subject to a springing maturity in the event certain other long-term debt of Caesars is not extended or repaid. The Amended CEI Revolving Credit Facility includes a letter of credit sub-facility of $388 million. The CEI Term Loan A requires scheduled quarterly payments in amounts equal to 1.25% of the original aggregate principal amount of the CEI Term Loan A, with the balance payable at maturity. We may make voluntary prepayments of the CEI Term Loan A at any time prior to maturity at par.
Borrowings under the Senior Credit Facilities bear interest, paid monthly, at a rate equal to, at our option, either (a) a forward-looking term rate based on Secured Overnight Financing Rate (“Term SOFR”) for the applicable interest period plus an adjustment of 0.10% per annum (“Adjusted Term SOFR”), subject to a floor of 0% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Adjusted Term SOFR loan and 1.25% per annum in the case of any Base Rate loan, subject to three 0.25% step-downs based on our net total leverage ratio. In addition, on a quarterly basis, we are required to pay each lender under the Amended CEI Revolving Credit Facility a commitment fee in respect of any unused commitments under the Amended CEI Revolving Credit Facility in the amount of 0.35% per annum of the principal amount of the unused commitments of such lender, subject to three 0.05% step-downs based on our net total leverage ratio.
On February 6, 2023, Caesars entered into an Incremental Assumption Agreement No. 2 pursuant to which we incurred a new senior secured term loan facility in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B” and, together with the CEI Term Loan A, the “CEI Term Loans”) as a new term loan under the CEI Credit Agreement. The CEI Term Loan B requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B bear interest, paid monthly, at a rate equal to, at the our option, either (a) a forward-looking term rate based on the Adjusted Term SOFR, subject to a floor of 0.50% or (b) a base rate (the “TLB Base Rate”) determined by reference to the highest of (i) the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 3.25% per annum in the case of any Adjusted Term SOFR loan and 2.25% per annum in the case of any TLB Base Rate loan, subject to one 0.25% step-down based on our net total leverage ratio. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature in February 2030.
The net proceeds from the CEI Term Loan B, along with the net proceeds from the issuance of the CEI Senior Secured Notes due 2030 described below, were used to repay the outstanding principal balance, including accrued and unpaid interest, of both the CRC Term Loan and the CRC Incremental Term Loan.
During the year ended December 31, 2023, we utilized and fully repaid the CEI Revolving Credit Facility. Such activity is presented in the financing section in the Statements of Cash Flows. As of December 31, 2023, we had $2.1 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $70 million in outstanding letters of credit, $46 million committed for regulatory purposes and the reserves described above.

Subsequent Amendment to the CEI Credit Agreement and issuance of New Senior Secured Notes
On February 6, 2024, we entered into an Incremental Assumption Agreement No. 3 pursuant to which we incurred a new senior secured incremental term loan in an aggregate principal amount of $2.9 billion (the “CEI Term Loan B-1”) under the CEI Credit Agreement. The CEI Term Loan B-1 requires quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B-1, with the balance payable at maturity. Borrowings under the CEI Term Loan B-1 bear interest at a rate equal to, at our option, either (a) a forward-looking term rate based on the Term SOFR, subject to a floor of 0.50% or (b) a base rate (the “TLB-1 Base Rate”) determined by reference to the highest of (i) the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.75% per annum in the case of any Term SOFR loan and 1.75% per annum in the case of any TLB-1 Base Rate loan. The CEI Term Loan B-1 was issued at a price of 99.75% of the principal amount and will mature on February 6, 2031.
Additionally, on February 6, 2024, we issued $1.5 billion in aggregate principal amount of 6.50% of senior secured notes due 2032 (the “CEI Senior Secured Notes due 2032”) pursuant to an indenture by and among the Company, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2032 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2032 will mature on February 15, 2032, with interest paid semi-annually on February 15 and August 15 of each year, commencing August 15, 2024.
The net proceeds from the issuance of the CEI Senior Secured Notes due 2032 and the net proceeds from the CEI Term Loan B-1, together with borrowings under the CEI Revolving Credit Facility, were used to tender, redeem, repurchase, defease, and/or satisfy and discharge any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees of both the 5.75% Senior Secured Notes due 2025 (the “CRC Senior Secured Notes”) and the 6.25% Senior Secured Notes due 2025 (the “CEI Senior Secured Notes due 2025”). As a result of these transactions, we estimate that it will incur approximately $50 million of loss on early extinguishment of debt.
CRC Senior Secured Notes due 2025
On July 6, 2020, Colt Merger Sub, Inc. (the “Escrow Issuer”) issued $1.0 billion in aggregate principal amount of the CRC Senior Secured Notes pursuant to an indenture, dated July 6, 2020, by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. The CRC Senior Secured Notes ranked equally with all existing and future first priority lien obligations of CRC, CRC Finco, Inc. and the subsidiary guarantors. The CRC Senior Secured Notes were set to mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year.
On February 16, 2024, we completed the tender and/or redemption of the CRC Senior Secured Notes with proceeds from a new CEI Term Loan B-1, new CEI Senior Secured Notes due 2032, and borrowings under the CEI Revolving Credit Facility, as needed. See “Subsequent Amendment to the CEI Credit Agreement and issuance of New Senior Secured Notes” above.
CEI Senior Secured Notes due 2025
On July 6, 2020, the Escrow Issuer issued $3.4 billion in aggregate principal amount of the CEI Senior Secured Notes due 2025 pursuant to an indenture, dated July 6, 2020, by and among the Escrow Issuer, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2025 ranked equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2025 were set to mature on July 1, 2025 with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year. On April 5, 2023, we purchased $1 million in principal amount of the CEI Senior Secured Notes due 2025.
On February 7, 2024, we completed the tender, redemption, and/or satisfaction and discharge of the CEI Senior Secured Notes due 2025 with proceeds from a new CEI Term Loan B-1, new CEI Senior Secured Notes due 2032, and borrowings under the CEI Revolving Credit Facility, as needed. See “Subsequent Amendment to the CEI Credit Agreement and issuance of New Senior Secured Notes” above.

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
Baltimore Term Loan and Baltimore Revolving Credit Facility
On July 17, 2023, following the acquisition of the remaining 24.2% equity interest in Horseshoe Baltimore, we permanently repaid the outstanding principal balance of Horseshoe Baltimore’s senior secured term loan facility (the “Baltimore Term Loan”). In connection with the repayment, we recognized a $3 million loss on the early extinguishment of debt. The Baltimore Term Loan was subject to a variable rate of interest calculated as London Interbank Offered Rate (“LIBOR”) plus 4.00% until May 1, 2023, when the Baltimore Term Loan’s benchmark interest rate was amended from LIBOR to the Adjusted Term SOFR plus an applicable adjustment. In addition, Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”) matured on July 7, 2023. The Baltimore Revolving Credit Facility had borrowing capacity of up to $10 million, subject to a variable rate of interest calculated as Term SOFR plus 4.00%.
Convention Center Mortgage Loan
On September 18, 2020, we entered into a loan agreement with VICI, to borrow a 5-year, $400 million Forum Convention Center mortgage loan (the “Mortgage Loan”). The Mortgage Loan bears interest at a rate of, initially, 7.7% per annum, which was set to escalate annually on the anniversary of the closing date up to a maximum interest rate of 8.3% per annum. On May 1, 2023, we elected to prepay the outstanding $400 million Mortgage Loan utilizing cash on hand. In connection with the repayment, we extended VICI’s call right relating to the CAESARS FORUM convention center from December 31, 2026 to December 31, 2028.
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
The CRC Term Loan and the CRC Incremental Term Loan were subject to the terms described below prior to repayment. We repaid the $3.4 billion outstanding principal amount of the CRC Term Loan and the $1.0 billion outstanding principal amount of the CRC Incremental Term Loan on February 6, 2023, with proceeds from a new CEI Term Loan B and new CEI Senior Secured Notes due 2030, both of which are described above. Upon the termination of the CRC Term Loan and the CRC Incremental Term Loan, we recorded a loss on extinguishment of debt of $197 million.
Borrowings under the CRC Credit Agreement were subject to interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the CRC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin was (a) with respect to the CRC Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan and (b) with respect to the CRC Incremental Term Loan, 3.50% per annum in the case of any LIBOR loan or 2.50% in the case of any base rate loan.
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

CEI Senior Notes due 2029
On September 24, 2021, we issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029 (the “CEI Senior Notes due 2029”) pursuant to an indenture dated as of September 24, 2021 between us and U.S. Bank National Association, as trustee. The CEI Senior Notes due 2029 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2029 will mature on October 15, 2029 with interest payable on April 15 and October 15 of each year.
VICI Leases
CEI leases certain real property assets from VICI under the following agreements: (i) for a portfolio of properties located throughout the United States (the “Regional Lease”), (ii) for Caesars Palace Las Vegas and Harrah’s Las Vegas (the “Las Vegas Lease”), and (iii) for Harrah’s Joliet (the “Joliet Lease”), collectively, VICI Leases. The lease agreements, inclusive of all amendments, include (i) a 15-year initial term with four five-year renewal options, (ii) initial annual fixed rent payments of $1.1 billion, subject to annual escalation provisions based on the CPI and a 2% floor which commenced in lease year two of the initial terms and (iii) a variable element based on net revenues of the underlying leased properties, commencing in lease year eight of the initial term.
The Regional Lease includes a Put-Call Right Agreement whereby we may require VICI to purchase and lease back (as lessor) or whereby VICI may require us to sell to VICI and lease back (as lessee) the real estate components of the gaming and racetrack facilities of Harrah’s Hoosier Park Racing & Casino and Horseshoe Indianapolis (the “Centaur properties”). Election to exercise the option by either party must be made during the election period beginning January 1, 2022 and ending December 31, 2024. Upon either party exercising their option, the Centaur properties would be sold at a price and leased back to CEI in accordance to the terms and conditions of the Put-Call Right Agreement.
Our VICI Leases are accounted for as a financing obligation and totaled $11.4 billion as of December 31, 2023. See Note 10 to our Financial Statements for additional information about our VICI Leases and related matters.
GLPI Leases
The GLPI Master Lease, encompassing a portfolio of properties within the United States, provides for the lease of land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements relating to the operation of the leased properties. The GLPI Master Lease, inclusive of all amendments, provides for (i) an initial term of 20 years (through September 2038), with four five-year renewals at the our option, (ii) annual land and building base rent of $24 million and $63 million, respectively, (iii) escalating provisions of building base rent equal to 101.25% of the rent for the preceding year for lease years five and six, 101.75% for lease years seven and eight and 102% for each lease year thereafter and (iv) relief from the operating, capital expenditure and financial covenants in the event of involuntary closures. The GLPI Master Lease does not provide us with an option to purchase the leased property or the ability to terminate its obligations under the GLPI Master Lease prior to its expiration without GLPI’s consent.
On May 5, 2022, we consummated the sale of the equity interests of Baton Rouge. On November 13, 2023, a third amendment to the GLPI Master Lease was entered into as a result of the sale and removal of Baton Rouge from the properties included under the GLPI Master Lease.
The Lumière Lease was entered into by us and GLPI, whereby we sold the real estate underlying Horseshoe St. Louis, formerly known as Lumière, to GLPI and leased back the property under a long-term financing obligation. The Lumière Lease, inclusive of all amendments, provides for (i) an initial term commencing on September 29, 2020 and ending on October 31, 2033, (ii) four five-year renewal options, (iii) annual rent payments of $23 million, (iv) escalation provisions commencing in lease year two equal to 101.25% of the rent for the preceding year for lease years two through five, 101.75% for lease years six and seven and 102% for each lease year thereafter, (v) maintaining a minimum of 1.20:1 adjusted revenue to rent ratio and (vi) certain relief under the financial covenant in the event of involuntary closures.
The GLPI Leases are accounted for as financing obligations and totaled $1.3 billion as of December 31, 2023. See Note 10 to our Financial Statements for additional information about our GLPI Leases and related matters.
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

Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with GAAP. In preparing our financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality. When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate under specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Certain of our accounting policies, including those in connection with income taxes, goodwill and indefinite lived intangible assets, long-lived assets, allowance for doubtful accounts related to certain gaming receivables, self-insurance reserves, and litigation, claims and assessments require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.
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
As of December 31, 2023, the Company had federal and state net operating loss carryforwards of $872 million and $9.0 billion, respectively, and federal general business tax credit and research tax credit carryforwards of $145 million, which will expire on various dates as follows:

Year of Expiration	Net Operating Losses		Tax Credits
(In millions)	Federal	States	Federal
2024-2028	$—	$604	$8
2029-2033	238	1,590	39
2034-2043	168	4,560	98
Do not expire	466	2,279	—
	$872	$9,033	$145
Under the applicable accounting standards, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standards also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions.
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
Forecasts and the determination of appropriate discount rates and valuation multiples used to determine the fair value of our reporting units and indefinite-lived intangible assets involves significant assumptions and estimates. Assumptions include those used to assess effects of changes in the competitive environment, capital projects and new developments which may not be realized at the projected rate.
We completed our annual impairment tests as of October 1, 2023. The estimated fair values of certain of our indefinite lived intangible assets and reporting units decreased primarily due to a decrease in projected future cash flows at certain regional properties due to increased competition. Accordingly, we identified one reporting unit with which the estimated fair value of the associated gaming rights was less than the carrying value and recorded an impairment of $81 million. In addition, we identified one reporting unit where the estimated fair value of the respective reporting unit was below the carrying value and recorded a total impairment of $14 million to goodwill. These reporting units are within the Regional segment.
As of October 1, 2023, three reporting units in the Regional segment with goodwill totaling $1.1 billion had fair values that did not significantly exceed their respective carrying values. In addition, we identified a trademark totaling $114 million in the Las Vegas segment and a gaming right totaling $91 million in the Regional segment that do not significantly exceed their respective carrying values. The reporting units and indefinite lived intangible assets with carrying values that do not significantly exceed their estimated fair values are primarily assets acquired in the Merger when our discount rate was approximately 9.5%. The discount rate used in our annual impairment testing as of October 1, 2023 was approximately 10.5%. To the extent gaming volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we may recognize further impairments, and such impairments could be material. The discount rate represents the most sensitive input in our estimates and an increase of 1% to the discount rate would result in impairments of approximately $40 million on the assets that do not significantly exceed their carrying values. In addition, $1.0 billion of goodwill within our Regional segment is associated with reporting units with zero or negative carrying values. See Note 7 for additional information.
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

Allowance for Doubtful Accounts - Gaming
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates and reasonable forecasts are considered, as are customer relationships, in determining specific reserves to reflect current expected credit loss. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. As of December 31, 2023, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $15 million.
Self-Insurance Reserves
We are self-insured for various levels of general liability, employee medical insurance coverage and workers’ compensation coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. We utilize independent consultants to assist management in its determination of estimated insurance liabilities. While the total cost of claims incurred depends on future developments, in managements’ opinion, recorded reserves are adequate to cover future claims payments. Self-insurance reserves for employee medical claims, workers’ compensations and general liability claims are included within Accrued other liabilities on the Balance Sheets.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements. We manage our interest rate risk by monitoring interest rates, including future projected rates, and adjust our mix of fixed and variable rate borrowings.
Interest Rate Risk
As of December 31, 2023, the face value of our long-term debt was $12.4 billion, including variable-rate long-term borrowings of $3.2 billion. No amounts were outstanding under our revolving credit facility.
The table below provides information as of December 31, 2023 about our fixed rate and variable rate financial instruments that are sensitive to changes in interest rates, including the cash flows associated with amortization and average interest rates. Principal amounts are used to calculate the payments to be exchanged under the related agreements and average variable rates are based on implied forward rates in the yield curve as of December 31, 2023 and should not be considered a predictor of actual future interest rates.

	Expected Maturity Date
(Dollars in millions)	2024	2025 (a)	2026	2027	2028	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$2	$4,390	$2	$1,613	$2	$3,237	$9,246	$9,230
Average interest rate	4.3%	6.1%	4.3%	8.1%	4.3%	6.1%	6.5%
Variable rate	$63	$63	$63	$63	$585	$2,356	$3,193	$3,186
Average interest rate	6.9%	5.7%	5.4%	5.5%	4.9%	6.7%	6.5%
____________________
(a)Maturities of $4.4 billion in 2025 of fixed rate were repaid with the net proceeds of the $2.9 billion CEI Term Loan B-1 and the $1.5 billion CEI Senior Secured Notes due 2032. Following these transactions, the balance of fixed rate debt decreased by $2.9 billion and the balance of variable rate debt increased by $3.0 billion.
As of December 31, 2023, borrowings outstanding under our CEI credit agreement were variable-rate borrowings. Assuming a 100 basis-point increase in Term SOFR, our annual interest cost would change by approximately $32 million based on gross amounts outstanding at December 31, 2023.
We do not purchase or hold any derivative financial instruments for trading purposes.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
CAESARS ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Caesars Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Caesars Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Income Taxes – Valuation Allowance – Refer to Note 17 to the Financial Statements
Critical Audit Matter Description
The Company records income taxes under the asset and liability method, whereby deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. During the second quarter of 2023, the Company determined it was more likely than not that a portion of the federal and state deferred tax assets will be realized in the future. As a result, the Company reversed the valuation allowance related to these deferred tax assets and recorded a net income tax benefit of $940 million.
We identified that management’s determination that a portion of the deferred tax assets will be realized as a critical audit matter because of the significant management judgements in assessing the available positive and negative evidence that sufficient taxable income will be generated. This required a higher degree of auditor judgement and an increased extent of effort, including the need to involve our income tax specialists, when performing procedures to evaluate the reasonableness of managements estimates of future taxable income.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to managements determination that in the current year it is more likely than not that sufficient future taxable income will be generated included the following, among others;
•We tested the effectiveness of managements controls over:
◦Judgements and estimates related to the realization of deferred tax assets.
◦The determination of whether it is more likely than not that sufficient income will be generated in the future to realize the deferred tax assets.
•With the assistance of our tax specialists, we performed the following:
◦Evaluated the reasonableness of methods, assumptions, and judgements used by management to determine whether a reversal of their valuation allowance was appropriate.
◦Evaluated management’s assessment and weighting of the positive and negative evidence used to conclude if a valuation allowance was necessary.
◦Evaluated the realizability of deferred tax assets, including the application of tax laws and the projections of future income.
◦Evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.
Goodwill and Indefinite-lived Intangible Assets – Refer to Note 7 to the Financial Statements
Critical Audit Matter Description
The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually and between annual test dates in certain circumstances. The Company performs its impairment test by comparing the fair value of each reporting unit to the carrying amount. The Company determines the established fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, considering the prevailing borrowing rates within the casino industry in general, and expected sales proceeds. The Company further evaluates the aggregate fair value of all reporting units and other non-operating assets in comparison to its aggregate debt and equity market capitalization at the test date.
Indefinite-lived intangible assets consist primarily of trademarks, Caesars Rewards, and gaming rights. The Company uses the Excess Earnings Method and Cost Approach to determine the estimated fair value of gaming rights and uses the relief from royalty method to determine the estimated fair value of trademarks and Caesars Rewards.
The Company performed its annual impairment assessment as of October 1, 2023. The Company’s goodwill balance was $10,990 million as of December 31, 2023 of which we identified: (1) $1.3 billion and $105 million was related to two reporting units in the Las Vegas segment and one reporting unit in the Regional segment, respectively, had estimated fair values that did not significantly exceed their carrying values and (2) $1.2 billion related to one Reporting Unit in the Caesars Digital segment which had an increased level of sensitivity with management forecasts and selected discount rate and valuation multiples.
The Company’s indefinite-lived intangibles balance was $3,577 million as of December 31, 2023, of which trademarks totaling $254 million and $523 million in the Las Vegas and Corporate segments, respectively, had estimated fair values that did not significantly exceed their carrying values.
The determination of the Company’s reporting units and indefinite-lived intangible assets fair value requires management to make significant assumptions and estimates around forecasts and the selection of discount rates and valuation multiples. Therefore, our audit procedures to evaluate the reasonableness of management’s forecasts required a higher degree of auditor judgment, increased level of audit effort, and use of more experienced audit professionals, as well as the involvement of valuation specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s forecasts and the selection of discount rates and valuation multiples used by management to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets included the following, among others:
•We tested the effectiveness of the Company’s internal controls over valuation inputs including management’s forecasts and the selection of discount rates and valuation multiples.

•We evaluated management’s ability to accurately forecast by comparing management’s historical projections to actual performance.
•We evaluated the reasonableness of the assumptions and estimates included in management’s forecasts by:
◦Comparing forecasts to information included in the Company’s communications to the Board of Directors, projected information in industry reports, and analyst reports for the Company and peer companies.
◦Conducting inquiries with property management.
◦Considering the impact of changes in the competitive, regulatory, and economic environment on management’s projections.
◦Assessing the reasonableness of strategic plans incorporated by management into the projections.
◦Evaluating management’s estimate and the impact of any related expansion of gaming activities by analyzing historical information.
•With the assistance of our valuation specialists, we evaluated the discount rates selected by management by:
◦Assessing the impact of the uncertainty in the forecasts on the discount rates, including testing the underlying market-based source information used in the selection of the discount rates and the mathematical accuracy of the discount rate calculations.
◦Developing a range of independent estimates and comparing those to discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 20, 2024
We have served as the Company’s auditor since 2020.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions, except par value)	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,005	$1,038
Restricted cash	122	131
Accounts receivable, net	608	611
Inventories	46	59
Prepayments and other current assets	264	263
Total current assets	2,045	2,102
Investments in and advances to unconsolidated affiliates	157	94
Property and equipment, net	14,756	14,598
Goodwill	10,990	11,004
Intangible assets other than goodwill	4,523	4,714
Deferred tax asset	47	—
Other long-term assets, net	848	1,015
Total assets	$33,366	$33,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$408	$314
Accrued interest	369	318
Accrued other liabilities	1,848	1,928
Current portion of long-term debt	65	108
Total current liabilities	2,690	2,668
Long-term financing obligation	12,759	12,610
Long-term debt	12,224	12,659
Deferred tax liability	102	987
Other long-term liabilities	871	852
Total liabilities	28,646	29,776
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 500,000,000 shares authorized, 215,800,650 and 214,671,754 issued and outstanding, net of treasury shares	—	—
Additional paid-in capital	7,001	6,953
Accumulated deficit	(2,523)	(3,309)
Treasury stock at cost, 363,016 and 363,016 shares held	(23)	(23)
Accumulated other comprehensive income	97	92
Caesars stockholders' equity	4,552	3,713
Noncontrolling interests	168	38
Total stockholders’ equity	4,720	3,751
Total liabilities and stockholders’ equity	$33,366	$33,527

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions, except per share data)	2023	2022	2021
NET REVENUES:
Casino	$6,367	$5,997	$5,827
Food and beverage	1,728	1,596	1,140
Hotel	2,090	1,957	1,551
Other	1,343	1,271	1,052
Net revenues	11,528	10,821	9,570
OPERATING EXPENSES:
Casino	3,342	3,526	3,129
Food and beverage	1,049	935	707
Hotel	570	529	438
Other	434	411	373
General and administrative	2,012	2,068	1,782
Corporate	306	286	309
Impairment charges	95	108	102
Depreciation and amortization	1,261	1,205	1,126
Transaction and other costs, net	(13)	14	144
Total operating expenses	9,056	9,082	8,110
Operating income	2,472	1,739	1,460
OTHER EXPENSE:
Interest expense, net	(2,342)	(2,265)	(2,295)
Loss on extinguishment of debt	(200)	(85)	(236)
Other income (loss)	10	46	(198)
Total other expense	(2,532)	(2,304)	(2,729)
Loss from continuing operations before income taxes	(60)	(565)	(1,269)
Benefit for income taxes	888	41	283
Income (loss) from continuing operations, net of income taxes	828	(524)	(986)
Discontinued operations, net of income taxes	—	(386)	(30)
Net income (loss)	828	(910)	(1,016)
Net (income) loss attributable to noncontrolling interests	(42)	11	(3)
Net income (loss) attributable to Caesars	$786	$(899)	$(1,019)
Net income (loss) per share - basic and diluted:
Basic income (loss) per share from continuing operations	$3.65	$(2.39)	$(4.69)
Basic loss per share from discontinued operations	—	(1.80)	(0.14)
Basic income (loss) per share	$3.65	$(4.19)	$(4.83)
Diluted income (loss) per share from continuing operations	$3.64	$(2.39)	$(4.69)
Diluted loss per share from discontinued operations	—	(1.80)	(0.14)
Diluted income (loss) per share	$3.64	$(4.19)	$(4.83)
Weighted average basic shares outstanding	215	214	211
Weighted average diluted shares outstanding	216	214	211

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In millions)	2023	2022	2021
Net income (loss)	$828	$(910)	$(1,016)
Foreign currency translation adjustments	1	34	(45)
Change in fair market value of interest rate swaps, net of tax	—	21	47
Other	4	—	(1)
Other comprehensive income, net of tax	5	55	1
Comprehensive income (loss)	833	(855)	(1,015)
Amounts attributable to noncontrolling interests:
Net (income) loss attributable to noncontrolling interests	(42)	11	(3)
Foreign currency translation adjustments	—	1	1
Comprehensive (income) loss attributable to noncontrolling interests	(42)	12	(2)
Comprehensive income (loss) attributable to Caesars	$791	$(843)	$(1,017)

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Caesars Stockholders' Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Amount	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2021	—	$—	208	$—	$6,382	$(1,391)	$34	$(9)	$18	$5,034
Stock-based compensation	—	—	1	—	83	—	—	—	—	83
Issuance of common stock, net	—	—	5	—	456	—	—	(14)	—	442
Net income (loss)	—	—	—	—	—	(1,019)	—	—	3	(1,016)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2	—	(1)	1
Shares withheld related to net share settlement of stock awards	—	—	—	—	(44)	—	—	—	—	(44)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	41	41
Balance, December 31, 2021	—	—	214	—	6,877	(2,410)	36	(23)	61	4,541
Stock-based compensation	—	—	1	—	102	—	—	—	—	102
Net loss	—	—	—	—	—	(899)	—	—	(11)	(910)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	56	—	(1)	55
Shares withheld related to net share settlement of stock awards	—	—	—	—	(26)	—	—	—	—	(26)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(11)	(11)
Balance, December 31, 2022	—	—	215	—	6,953	(3,309)	92	(23)	38	3,751
Stock-based compensation	—	—	1	—	104	—	—	—	—	104
Net income	—	—	—	—	—	786	—	—	42	828
Other comprehensive income, net of tax	—	—	—	—	—	—	5	—	—	5
Shares withheld related to net share settlement of stock awards	—	—	—	—	(27)	—	—	—	—	(27)
Transactions with noncontrolling interests	—	—	—	—	(29)	—	—	—	88	59
Balance, December 31, 2023	—	$—	216	$—	$7,001	$(2,523)	$97	$(23)	$168	$4,720

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$828	$(910)	$(1,016)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net of income taxes	—	386	30
Depreciation and amortization	1,261	1,205	1,126
Amortization of deferred financing costs and discounts	200	297	347
Provision for doubtful accounts	41	25	26
Loss on extinguishment of debt	200	85	236
Non-cash lease amortization	51	54	39
(Gain) loss on investments	(5)	54	107
Stock-based compensation expense	104	101	82
Loss on sale of businesses and disposal of property and equipment	22	5	11
Impairment charges	95	108	102
Deferred income taxes	(888)	(41)	(283)
(Gain) loss on derivatives	—	(73)	127
Foreign currency transaction gain	—	—	(21)
Other non-cash adjustments to net (income) loss	(40)	(57)	(8)
Change in operating assets and liabilities:
Accounts receivable	(82)	(143)	(135)
Prepaid expenses and other assets	39	(15)	(67)
Income taxes (receivable) payable	(27)	(7)	13
Accounts payable, accrued expenses and other liabilities	10	(82)	482
Other	—	1	1
Net cash provided by operating activities	1,809	993	1,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,264)	(952)	(520)
Acquisition of William Hill, net of cash acquired	—	—	(1,581)
Purchase of additional interest in Horseshoe Baltimore, net of cash consolidated	—	—	(5)
Acquisition of gaming rights and trademarks	(30)	(11)	(312)
Proceeds from sale of businesses, property and equipment, net of cash sold	1	39	726
Proceeds from the sale of investments	4	126	239
Proceeds from insurance related to property damage	—	36	44
Investments in unconsolidated affiliates	(3)	—	(39)
Other	36	(6)	—
Net cash used in investing activities	(1,256)	(768)	(1,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	5,460	1,500	1,308
Repayments of long-term debt and revolving credit facilities	(6,106)	(2,738)	(1,977)
Financing obligation payments	(8)	(3)	(5)
Debt issuance and extinguishment costs	(79)	(12)	(56)
Proceeds from issuance of common stock	—	1	3
Cash paid to settle convertible notes	—	—	(367)
Taxes paid related to net share settlement of equity awards	(27)	(27)	(45)
Payments to acquire ownership interest in subsidiary	(66)	—	—
Contributions from noncontrolling interest owners	116	—	—
Distributions to noncontrolling interest	(3)	(3)	(2)
Net cash used in financing activities	(713)	(1,282)	(1,141)

	Years Ended December 31,
(In millions)	2023	2022	2021
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	—	(18)	(27)
Cash flows from investing activities	—	386	(1,475)
Cash flows from financing activities	—	—	591
Net cash from discontinued operations	—	368	(911)
Change in cash, cash equivalents, and restricted cash classified as assets held for sale	—	—	10
Effect of foreign currency exchange rates on cash	—	(29)	32
Decrease in cash, cash equivalents and restricted cash	(160)	(718)	(2,259)
Cash, cash equivalents and restricted cash, beginning of period	1,303	2,021	4,280
Cash, cash equivalents and restricted cash, end of period	$1,143	$1,303	$2,021

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,005	$1,038	$1,070
Restricted cash	122	131	319
Restricted and escrow cash included in other noncurrent assets	16	134	323
Cash and cash equivalents and restricted cash in discontinued operations	—	—	309
Total cash, cash equivalents and restricted cash	$1,143	$1,303	$2,021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid for debt	$846	$805	$831
Cash interest paid for rent related to financing obligations	1,286	1,205	1,092
Income taxes paid, net	26	22	9
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	169	145	100
Convertible notes settled with shares	—	—	440
Land contributed to joint venture	—	—	61

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
The Company is a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, the Company grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. in 2017, Tropicana Entertainment, Inc. in 2018, Caesars Entertainment Corporation in 2020, and William Hill PLC (the “William Hill Acquisition”) on April 22, 2021. The Company’s ticker symbol on the NASDAQ Stock Market is “CZR”.
The Company owns, leases, brands or manages an aggregate of 52 domestic properties in 18 states with approximately 51,300 slot machines, video lottery terminals and e-tables, approximately 2,700 table games and approximately 44,700 hotel rooms as of December 31, 2023. The Company operates and conducts sports wagering across 31 jurisdictions in North America, 25 of which offer online sports betting, and operates iGaming in five jurisdictions in North America. In addition, the Company has other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its casino properties’ gaming operations, which includes retail and online sports betting and online gaming, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and online sports betting, iGaming, and online poker are included under the Caesars Digital segment. The Company has made significant investments into the interactive business in recent years with, among other investments, the William Hill Acquisition, strategic expansion into new markets as legalization permits, and marketing campaigns with distinguished actors, former athletes and media personalities promoting the Caesars Sportsbook app. The Company expects to continue to expand its operations in the Caesars Digital segment as new jurisdictions legalize retail and online gaming and sports betting.
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
The presentation of financial information herein for the periods after the Company’s acquisitions or before divestitures of various properties is not fully comparable to the periods prior to their respective purchase or after the sale dates. See Note 3 for further discussion of the acquisitions and related transactions and Note 4 for properties recently divested.
Our Financial Statements include the accounts of Caesars Entertainment, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. See Note 2 for policy on consolidation of subsidiaries.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 2. Summary of Significant Accounting Policies
Additional significant accounting policy disclosures are provided within the applicable Notes to the Financial Statements.
Consolidation of Subsidiaries and Variable Interest Entities
We consolidate all subsidiaries in which we have a controlling financial interest and variable interest entities (“VIEs”) for which we or one of our consolidated subsidiaries is the primary beneficiary. Control generally equates to ownership percentage, whereby (i) affiliates that are more than 50% owned are consolidated; (ii) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where we have determined that we have significant influence over the entities; and (iii) investments in affiliates of 20% or less are generally accounted for as investments in equity securities.
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
Cash and Cash Equivalents
Cash equivalents include investments in money market funds that can be redeemed immediately at the current net asset value per share. A money market fund is a mutual fund whose investments are primarily in short-term debt securities designed to maximize current income with liquidity and capital preservation, usually maintaining per share net asset value at a constant amount, such as one dollar. The carrying amounts approximate the fair value because of the short maturity of those instruments (Level 1). Cash and cash equivalents also include cash maintained for gaming operations.
Restricted Cash
Restricted cash includes cash equivalents held in certificates of deposit accounts or money market type funds, that are not subject to remeasurement on a recurring basis, which are restricted under certain operating agreements or restricted for future capital expenditures in the normal course of business.
Advertising
Advertising costs are expensed in the period the advertising initially takes place. Advertising costs were $259 million, $571 million and $518 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included within operating expenses. During the years ended December 31, 2022 and 2021, the Company launched significant television, radio and internet marketing campaigns promoting the Caesars Sportsbook. Advertising costs related to the Caesars Digital segment are primarily recorded in Casino expense.
Interest Expense, Net

	Years Ended December 31,
(In millions)	2023	2022	2021
Interest expense	$2,394	$2,303	$2,320
Capitalized interest	(40)	(26)	(9)
Interest income	(12)	(12)	(16)
Total interest expense, net	$2,342	$2,265	$2,295
Recently Issued Accounting Pronouncements
Pronouncements to Be Implemented in Future Periods
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes: Improvements to Income Tax Disclosures,” which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. These updates apply to all entities subject to income taxes and will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Updates will be applied on a prospective basis with the option to apply the standard retrospectively. We do not expect the amendments in this update to have a material impact on our Financial Statements.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures,” which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This guidance is effective for years beginning after December 15, 2023, and interim period within years beginning after December 15, 2024. Early adoption is permitted. Amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the amendments in this update to have a material impact on our Financial Statements.
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments In Response to the SEC’s Disclosure Update and Simplification Initiative,” to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the Securities and Exchange Commission regulations. This guidance is effective for the Company no later than June 30, 2027. We do not expect the amendments in this update to have a material impact on our Financial Statements.
Note 3. Acquisitions, Purchase Price Accounting and Pro forma Information
Acquisition of William Hill
On April 22, 2021, we completed the acquisition of William Hill PLC for cash consideration of approximately £2.9 billion, or approximately $3.9 billion, based on the GBP to USD exchange rate on the closing date.
We acquired William Hill PLC and its U.S. subsidiary, William Hill U.S. Holdco (“William Hill US” and together with William Hill PLC, “William Hill”) to better position the Company to address the extensive usage of digital platforms, continued legalization in additional states and jurisdictions, and growing bettor demand, which are driving the market for online sports betting platforms in the U.S. In addition, we continue to leverage the World Series of Poker (“WSOP”) brand and license the WSOP trademarks for a variety of products and services across these digital platforms. At the time that the William Hill Acquisition was consummated, the Company’s intent was to divest William Hill International.
On September 8, 2021, the Company entered into an agreement to sell William Hill International to 888 Holdings Plc for approximately £2.2 billion. On April 7, 2022, the Company amended the agreement to sell William Hill International to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. During the year ended December 31, 2022, the Company recorded impairments to assets held for sale of $503 million within discontinued operations based on the revised and final sales price. On July 1, 2022, the Company completed the sale of William Hill International to 888 Holdings Plc.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The Company recognized acquisition-related transaction costs of $21 million and $68 million for the years ended December 31, 2022 and 2021, respectively, excluding additional transaction costs associated with sale of William Hill International. These costs were associated with legal, professional services, and certain severance and retention costs and were primarily recorded in Transaction and other costs, net in our Statements of Operations.
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

(In millions)	Year Ended December 31, 2021
Net revenues	$9,696
Net loss	(893)
Net loss attributable to Caesars	(896)
Consolidation of Horseshoe Baltimore
On July 10, 2023, the Company completed the acquisition of the remaining 24.2% equity ownership in Horseshoe Baltimore, utilizing cash on hand, for a total of $66 million.
On August 26, 2021 (the “Consolidation Date”), the Company increased its ownership interest in Horseshoe Baltimore, a property which it also managed, to approximately 75.8% for cash consideration of $55 million. Our previously held investment was remeasured as of the date of the change in ownership and the Company recognized a gain of $40 million during the year ended December 31, 2021. Subsequent to the change in ownership, the Company was determined to have a controlling financial interest and began to consolidate the operations of Horseshoe Baltimore.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

(In millions)	Year Ended December 31, 2021
Net revenues	$9,693
Net loss	(1,049)
Net loss attributable to Caesars	(1,056)
Note 4. Divestitures and Discontinued Operations
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
Rio, Baton Rouge, Evansville and MontBleu Divestitures
On October 2, 2023, the Company’s lease term related to certain assets of Rio All-Suite Hotel & Casino (“Rio”) ended and all operations were assumed by the lessor. Rio was reported within the Las Vegas segment.
On May 5, 2022, the Company consummated the sale of the equity interests of Belle of Baton Rouge Casino & Hotel (“Baton Rouge”) to CQ Holding Company, Inc., resulting in a loss of $3 million.
On June 3, 2021, the Company consummated the sale of the real property and equity interests of Tropicana Evansville (“Evansville”) to Gaming and Leisure Properties, Inc. (“GLPI”) and Bally’s Corporation, respectively, for $480 million, resulting in a gain of $12 million.
On April 6, 2021, the Company consummated the sale of the equity interests of MontBleu Casino Resort & Spa (“MontBleu”) to Bally’s Corporation for $15 million, resulting in a gain of less than $1 million. The Company received the payment in full on April 5, 2022.
Prior to their respective closing dates, Baton Rouge, Evansville and MontBleu did not meet the requirements for presentation as discontinued operations. All properties were previously reported in the Regional segment.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following information presents the net revenues and net income (loss) of recent divestitures:

Year Ended December 31, 2023
(In millions)	Rio
Net revenues	$145
Net income	15

	Year Ended December 31, 2022
(In millions)	Rio	Baton Rouge
Net revenues	$199	$6
Net income (loss)	18	(1)

	Year Ended December 31, 2021
(In millions)	Rio	Baton Rouge	Evansville	MontBleu
Net revenues	$205	$17	$58	$11
Net income (loss)	22	(2)	26	4
Discontinued operations
On July 20, 2020, the closing date of the merger between Eldorado Hotel Casino and Caesars Entertainment Corporation (the “Merger”), Harrah’s Louisiana Downs, Caesars Southern Indiana and Caesars UK Group, met held for sale criteria. The operations of these properties, until their respective date of divestiture, have been presented within discontinued operations. In addition, at the time that the William Hill Acquisition was consummated, the Company’s intent was to divest William Hill International. Accordingly, the assets and liabilities of these reporting units were classified as held for sale with operations presented within discontinued operations.
On November 1, 2021, the Company consummated the sale of the equity interests of Harrah’s Louisiana Downs to Rubico Acquisition Corp. for $22 million and proceeds were split between the Company and VICI Properties L.P., a Delaware limited partnership (“VICI”). The annual base rent payments under the Regional Master Lease between Caesars and VICI remained unchanged.
On September 3, 2021, the Company consummated the sale of the equity interests of Caesars Southern Indiana to the Eastern Band of Cherokee Indians (“EBCI”) for $250 million, resulting in a gain of $12 million. In connection with this transaction, the Company’s annual base rent payments to VICI under the Regional Master Lease were reduced by $33 million. Additionally, the Company and EBCI entered into a 10-year brand license agreement, for the continued use of the Caesars brand and Caesars Rewards loyalty program at Caesars Southern Indiana. The agreement contains cancellation rights in exchange for a termination fee at the buyer’s discretion following the fifth anniversary of the agreement.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5. Investments in and Advances to Unconsolidated Affiliates
The Company has investments in unconsolidated affiliates accounted for under the equity method which are recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets. Certain significant investments as of December 31, 2023 and 2022 are discussed below.
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
As of December 31, 2023, the Company has contributed a total of $7 million in cash contributions since inception of the joint venture, which includes capital calls totaling $3 million each in October 2023 and June 2021 that the Company elected to participate in. Additionally, the Company has contributed approximately 209 acres of land with a total fair value of approximately $69 million, which includes a contribution of 186 acres of land, with a fair value of $61 million, on February 12, 2021. The Company has no further obligation to contribute additional real estate or cash. During the year ended December 31, 2023, the Company recorded $64 million of income related to the investment, primarily due to the joint venture’s gain on the sale of a land parcel. As of December 31, 2023 and 2022, the Company’s investment in the joint venture was $147 million and $80 million, respectively.
NeoGames
The acquired net assets of William Hill included an investment in NeoGames S.A. (“NeoGames”), a global leader of iLottery solutions and services to national and state-regulated lotteries, and other investments. On September 16, 2021, the Company sold a portion of its shares of NeoGames common stock for $136 million which decreased its ownership interest from 24.5% to approximately 8.4%. Additionally, on March 14, 2022 the Company sold its remaining 2 million shares at fair value for $26 million. During the years ended December 31, 2022 and 2021, the Company recorded losses related to the investment in NeoGames of $34 million and $54 million, respectively, which is included within Other income (loss) in the Statements of Operations.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company evaluates its property and equipment and other long-lived assets for impairment whenever indicators of impairment exist. The Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge may be recorded for any difference between fair value and the carrying value. All recognized impairment losses are recorded as operating expenses, unless the assets represent a discontinued operation. See Note 4 for further discussion of impairment on assets previously held for sale.

Property and Equipment, Net
	December 31,
(In millions)	2023	2022
Land	$2,088	$2,092
Buildings, riverboats, and leasehold and land improvements	13,543	13,094
Furniture, fixtures, and equipment	2,409	2,054
Construction in progress	762	351
Total property and equipment	18,802	17,591
Less: accumulated depreciation	(4,046)	(2,993)
Total property and equipment, net	$14,756	$14,598

Depreciation Expense
	Years Ended December 31,
(In millions)	2023	2022	2021
Depreciation expense	$1,117	$1,018	$987
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
Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests as of October 1 of each fiscal year. The Company performs this assessment more frequently if impairment indicators exist. We utilized a combined income approach using a discounted cash flow method and a guideline public company method to determine the fair value of our goodwill. The Company performed the annual goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount. The Company determines the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization (“EBITDA”), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general, and expected sales proceeds. The Company also evaluates the aggregate fair value of all of its reporting units and other non-operating assets in comparison to its aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in the industry.
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
Finite-lived intangible assets consist of trade names, customer relationships, reacquired rights, and technology acquired in business combinations. Amortization is recorded using the straight-line method over the estimated useful life of the asset. The Company evaluates for impairment whenever indicators of impairment exist. When indicators are noted, the Company then compares estimated future cash flows, undiscounted, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is recorded. Impairment charges are presented on the statements of operations.
As a result of the finalized and approved capital and operating plans and the completion of the annual impairment testing for the year ended December 31, 2023, the Company recognized impairment charges in our Regional segment. These impairments were primarily due to a decrease in projected future cash flows at certain regional properties due increased competition. The Company identified one reporting unit with an estimated fair value of the associated gaming rights below the carrying value and recorded an impairment of $81 million. In addition, the Company identified one reporting unit with an estimated fair value below its carrying value and we recorded an impairment of $14 million to goodwill.
During the year ended December 31, 2022, the Company recognized impairment charges in our Regional segment related to goodwill and gaming rights totaling $78 million and $30 million, respectively, due to an increase in the related discount rates, which represents the higher required cost of capital as a result of the macroeconomic environment and projected outlook.
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

Changes in Carrying Value of Goodwill by Segment
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	CEI Total
Gross Goodwill:
Balance as of January 1, 2022	$6,889	$3,093	$1,198	$—	$11,180
Other (a)	—	—	6	—	6
Balance as of December 31, 2022	6,889	3,093	1,204	—	11,186
Accumulated Impairment:
Balance as of January 1, 2022	—	(104)	—	—	(104)
Impairment	—	(78)	—	—	(78)
Balance as of December 31, 2022	—	(182)	—	—	(182)
Net carrying value, as of December 31, 2022	$6,889	$2,911	$1,204	$—	$11,004

Gross Goodwill:
Balance as of January 1, 2023	$6,889	$3,093	$1,204	$—	$11,186
Other	—	—	—	—	—
Balance as of December 31, 2023	6,889	3,093	1,204	—	11,186
Accumulated Impairment:
Balance as of January 1, 2023	—	(182)	—	—	(182)
Impairment	—	(14)	—	—	(14)
Balance as of December 31, 2023	—	(196)	—	—	(196)
Net carrying value, as of December 31, 2023 (b)	$6,889	$2,897	$1,204	$—	$10,990
____________________
(a)See Note 3 for further detail. Purchase price allocation finalized in 2022.
(b)$1.0 billion of goodwill within our Regional segment is associated with reporting units with zero or negative carrying value.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in Carrying Amount of Intangible Assets Other than Goodwill
	Amortizing		Non-Amortizing		Total
(In millions)	2023	2022	2023	2022	2023	2022
Balance as of January 1	$1,060	$1,209	$3,654	$3,711	$4,714	$4,920
Impairment	—	—	(81)	(30)	(81)	(30)
Amortization expense	(144)	(187)	—	—	(144)	(187)
Acquisition of gaming rights and trademarks	30	10	4	1	34	11
Other	—	28	—	(28)	—	—
Balance as of December 31	$946	$1,060	$3,577	$3,654	$4,523	$4,714

Gross Carrying Amount and Accumulated Amortization of Intangible Assets Other Than Goodwill
	December 31, 2023				December 31, 2022
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$587	$(360)	$227	$587	$(276)	$311
Gaming rights and other	10 - 34 years	242	(28)	214	212	(16)	196
Trademarks	15 years	313	(91)	222	313	(73)	240
Reacquired rights	24 years	250	(28)	222	250	(17)	233
Technology	6 years	110	(49)	61	110	(30)	80
		$1,502	$(556)	946	$1,472	$(412)	1,060

Non-amortizing intangible assets
Trademarks				1,998			1,998
Gaming rights				1,056			1,133
Caesars Rewards				523			523
				3,577			3,654
Total amortizing and non-amortizing intangible assets, net				$4,523			$4,714
Amortization expense with respect to intangible assets for the years ended December 31, 2023, 2022 and 2021 totaled $144 million, $187 million and $139 million, respectively, which is included in Depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Years Ended December 31,
(In millions)	2024	2025	2026	2027	2028
Estimated annual amortization expense	$130	$122	$122	$80	$43
Note 8. Fair Value Measurements
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s captive insurance subsidiary and deferred compensation plans. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1), quoted prices of identical assets in inactive markets, or quoted prices for similar assets in active and inactive markets (Level 2), and represent the amounts the Company would expect to receive if the Company sold these marketable securities. As of December 31, 2023 and 2022, the Company held $2 million in Level 1 securities and as of December 31, 2022 held an additional $2 million in Level 2 securities.
The Company held common shares of Flutter Entertainment PLC, which is a publicly traded company with a readily determinable share price. On July 7, 2021, the Company sold the remaining shares for $9 million and recorded a loss of $1 million on the sale date. Gains and losses have been included in Other income (loss) in the Statements of Operations.
Derivative Instruments
The Company does not purchase or hold any derivative financial instruments for trading purposes.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Forward contracts
The Company entered into several foreign exchange forward contracts with third parties to hedge the risk of fluctuations in the foreign exchange rates between USD and GBP. During the years ended December 31, 2022 and 2021, the Company recorded a gain of $73 million and $23 million, respectively, related to forward contracts, which was recorded in the Other income (loss) in the Statements of Operations. All forward contracts were settled as of July 1, 2022.
Interest Rate Swap Derivatives
The Company assumed Caesars Entertainment Corporation’s interest rate swaps to manage the mix of assumed debt between fixed and variable rate instruments. During the year ended December 31, 2022, the Company was party to four interest rate swap agreements to fix the interest rate on $1.3 billion of variable rate debt related to the CRC Credit Agreement. The interest rate swaps were designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements was accrued as interest rates changed and recognized as an adjustment to interest expense at settlement. The term of the interest rate swaps ended on December 31, 2022.
Valuation Methodology
The estimated fair values of our interest rate swap derivative instruments were derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represented the estimated amounts we would receive or pay to terminate the contracts. The interest rate swap derivative instruments were included in either Other long-term assets, net or Other long-term liabilities on our Balance Sheets. Our derivatives were recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative was an asset, or adjusted for the credit rating of the Company if the derivative was a liability. None of our derivative instruments were offset and all were classified as Level 2.
Financial Statement Effect
The effect of interest rate swaps designated as hedging instruments on the Balance Sheets for amounts transferred into Accumulated other comprehensive income (loss) (“AOCI”) before tax was a gain of $28 million during the year ended December 31, 2022. AOCI reclassified to Interest expense on the Statements of Operations was $12 million for year ended December 31, 2022. Net settlement of these interest rate swaps resulted in the reclassification of deferred gains and losses within AOCI to be reclassified to the income statement as a component of interest expense as settlement occurred.
Accumulated Other Comprehensive Income
The changes in AOCI by component, net of tax, for the periods through December 31, 2023 and 2022 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2021	$73	$(36)	$(1)	$36
Other comprehensive income before reclassifications	9	35	—	44
Amounts reclassified from accumulated other comprehensive income	12	—	—	12
Total other comprehensive income, net of tax	21	35	—	56
Balances as of December 31, 2022	$94	$(1)	$(1)	$92
Other comprehensive income before reclassifications	—	1	4	5
Total other comprehensive income, net of tax	—	1	4	5
Balances as of December 31, 2023	$94	$—	$3	$97

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9. Accrued Other Liabilities
Accrued other liabilities consisted of the following:

	December 31,
(In millions)	2023	2022
Contract and contract related liabilities (See Note 13)	$749	$747
Accrued payroll and other related liabilities	283	283
Accrued taxes	202	195
Self-insurance claims and reserves (See Note 11)	200	203
Disputed claims liability	26	26
Operating lease liability (See Note 10)	23	50
Accrued marketing	23	20
Other accruals	342	404
Total accrued other liabilities	$1,848	$1,928
Disputed Claims Liability
The disputed claims liability represents certain remaining unsecured claims related to Caesars Entertainment Corporation’s bankruptcy assumed from the Merger for which we have estimated the fair value of the remaining liability.
Note 10. Leases
The Company has operating and finance leases for various real estate and equipment. Certain of the Company’s lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include options to extend the lease term one month to 74 years. The Company’s lease agreements do not contain any material restrictive covenants, other than those described below.
Lessee Arrangements
Operating Leases
The Company leases real estate and equipment used in operations from third parties. As of December 31, 2023, the remaining term of the Company’s operating leases ranged from 1 to 68 years with various extension options available, if the Company elects to exercise them. However, the Company’s remaining terms only include extension options that we have determined are reasonably certain as of December 31, 2023. In addition to minimum rental commitments, certain of the Company’s operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts. The Company does not include costs associated with non-lease components in the lease costs disclosed in the table below. During the years ended December 31, 2023 and 2022, the Company obtained $41 million and $43 million, respectively, of right-of-use (“ROU”) assets in exchange for new lease liabilities. During the years ended December 31, 2023 and 2022, the Company disposed of $7 million and $12 million, respectively, of ROU assets and lease liabilities.
Leases recorded on the balance sheet consist of the following:

		December 31,
(In millions)	Classification on the Balance Sheet	2023	2022
Assets:
Operating lease ROU assets (a)	Other long-term assets, net	$622	$639
Liabilities:
Current operating lease liabilities (a)	Accrued other liabilities	23	50
Non-current operating lease liabilities (a)	Other long-term liabilities	728	710
___________________
(a)As noted above, the Company has elected the short-term lease measurement and recognition exemption and do not establish ROU assets or liabilities for operating leases with terms of 12 months or less.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Terms and Discount Rate	December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years)	32.1	32.2
Weighted Average Discount Rate	8.1%	8.3%

Components of Lease Expense
	Years Ended December 31,
(In millions)	2023	2022	2021
Operating lease expense	$96	$132	$128
Short-term and variable lease expense	159	138	104
Total operating lease costs	$255	$270	$232
Supplemental cash flow information related to leases is as follows:

Cash payments included in the measurement of lease liabilities
	Years Ended December 31,
(In millions)	2023	2022	2021
Operating cash flows for operating leases	$116	$110	$96

Maturities of Lease Liabilities
(In millions)	Operating Leases
2024	$81
2025	77
2026	76
2027	76
2028	74
Thereafter	1,919
Total future minimum lease payments	2,303
Less: present value factor	(1,552)
Total lease liability	$751
Finance Leases
The Company has finance leases for certain equipment and real estate. As of December 31, 2023, the Company’s finance leases had remaining lease terms of up to approximately 35 years, some of which include options to extend the lease terms in one month increments. The Company’s finance lease ROU assets and liabilities were $69 million and $77 million as of December 31, 2023, respectively, and $73 million and $78 million as of December 31, 2022, respectively.
Financing Obligations
VICI Leases & Golf Course Use Agreement
The fair value of the real estate assets and the related failed sale-leaseback financing obligations were estimated based on the present value of the estimated future lease payments over the lease term of 15 years, plus renewal options, using an imputed discount rate of approximately 11.01%.
CEI leases certain real property assets from VICI under the following agreements: (i) for a portfolio of properties located throughout the United States (the “Regional Lease”), (ii) for Caesars Palace Las Vegas and Harrah’s Las Vegas (the “Las Vegas Lease”), and (iii) for Harrah’s Joliet (the “Joliet Lease”), (collectively, “VICI Leases”). The lease agreements, inclusive of all amendments, include (i) a 15-year initial term with four five-year renewal options, (ii) initial annual fixed rent payments of $1.1 billion, subject to annual escalation provisions based on the Consumer Price Index (“CPI”) and a 2% floor which commenced in lease year two of the initial terms and (iii) a variable element based on net revenues of the underlying leased properties, commencing in lease year eight of the initial term.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Regional Lease includes a Put-Call Right Agreement whereby the Company may require VICI to purchase and lease back (as lessor) or whereby VICI may require the Company to sell to VICI and lease back (as lessee) the real estate components of the gaming and racetrack facilities of Harrah’s Hoosier Park Racing & Casino and Horseshoe Indianapolis (the “Centaur properties”). Election to exercise the option by either party must be made during the election period beginning January 1, 2022 and ending December 31, 2024. Upon either party exercising their option, the Centaur properties would be sold at a price and leased back to CEI in accordance to the terms and conditions of the Put-Call Right Agreement.
The Golf Course Use Agreement between the Company and VICI has a 35-year term (inclusive of all renewal periods), whereby the Company agrees to pay initial annual membership and use fees totaling $14 million, subject to annual escalation provisions similar to those described above in the Regional Lease, as well as certain per-round fees set forth in the agreement.
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
On May 5, 2022, the Company consummated the sale of the equity interests of Baton Rouge. On November 13, 2023, a third amended and restated master lease was entered into as a result of the removal of Baton Rouge from the properties included under the GLPI Master Lease.
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
The future minimum payments related to the GLPI Leases, including the Lumière Lease, and VICI Leases financing obligation, as amended, at December 31, 2023 were as follows:

(In millions)	GLPI Leases	VICI Leases
2024	$112	$1,205
2025	113	1,221
2026	115	1,239
2027	117	1,260
2028	119	1,292
Thereafter	4,368	43,937
Total future payments	4,944	50,154
Less: Amounts representing interest	(3,926)	(39,614)
Plus: Residual values	240	893
Financing obligation	$1,258	$11,433

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Cash payments made relating to the Company’s long-term financing obligations during the years ended December 31, 2023, 2022 and 2021 were as follows:

	GLPI Leases (a)			VICI Leases (a)
	December 31,			December 31,
(In millions)	2023	2022	2021	2023	2022	2021
Cash paid for principal	$1	$—	$—	$1	$1	$1
Cash paid for interest	111	110	109	1,175	1,095	983
____________________
(a)For the initial periods of the VICI and GLPI Leases, cash payments are less than the interest expense recognized, which causes the failed-sale leaseback obligation to increase during the initial years of the lease term.
Lease Covenants
The GLPI Leases and VICI Leases contain certain covenants requiring minimum capital expenditures based on a percentage of net revenues along with maintaining certain financial ratios. The Company was in compliance with all applicable covenants as of December 31, 2023.
Lessor Arrangements
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the years ended December 31, 2023, 2022 and 2021, we recognized $2.1 billion, $2.0 billion and $1.6 billion, respectively, in lease revenue related to lodging arrangements, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statement of Operations, and during the years ended December 31, 2023, 2022 and 2021, lease revenue related to conventions was $40 million, $34 million and $7 million, respectively.
Real Estate Operating Leases
We enter into long-term real estate leasing arrangements with third-party lessees at our properties. As of December 31, 2023, the remaining terms of these operating leases ranged from 1 to 82 years, some of which include options to extend the lease term for up to five years. In addition to minimum rental commitments, certain of our operating leases provide for contingent payments including contingent rentals based on a percentage of revenues in excess of specified amounts and reimbursements for common area maintenance and utilities charges. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. In addition, to maintain the value of our leased assets, certain leases include specific maintenance requirements of the lessees or maintenance is performed by the Company on behalf of the lessees. During the years ended December 31, 2023, 2022 and 2021, we recognized $166 million, $168 million and $149 million, respectively, of real estate lease revenue, which is included in Other revenue in the Statement of Operations. Real estate lease revenue includes $68 million, $64 million and $45 million of variable rental income for the years ended December 31, 2023, 2022 and 2021, respectively.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of Lease Receivables
(In millions)	Operating Leases
2024	$70
2025	64
2026	62
2027	56
2028	50
Thereafter	689
Total	$991
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
As a result of the Data Incident, numerous putative class action lawsuits have been filed against us purporting to represent various classes of persons whose personal information was affected by the Data Incident. These putative class actions assert a variety of common law and statutory claims based on allegations that we failed to use reasonable security procedures and practices to safeguard customers’ personal information, and seek monetary and statutory damages, injunctive relief and other related relief. In addition to those putative class action lawsuits, individual claims have been filed or threatened against us as well.
In addition, we have received inquiries from numerous state regulators related to the Data Incident. We have responded or are in the process of responding to these inquiries and are cooperating fully with regulators.
While we intend to vigorously defend ourselves in the above-described proceedings, we believe it is reasonably possible that we may incur losses associated therewith. It is not possible at this time to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, or other resolution given the stage of these proceedings, the absence of specific allegations regarding the alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and/or the lack of resolution of significant factual and legal issues. Moreover, additional lawsuits and claims related to the Data Incident may be asserted and governmental agencies may open additional inquiries or investigations into the Data Incident. We have received, and continue to pursue, reimbursements from insurance carriers for costs incurred as a result of the Data Incident.
We have incurred, and may continue to incur, certain expenses related to the Data Incident, including expenses to respond to, remediate and investigate this matter. The full scope of the costs and related impacts of this incident, including the extent to which these costs will be offset by our cybersecurity insurance or potential indemnification claims against third parties, has not been determined. We are unable to predict the full impact of this incident and its impact on guest behavior in the future, including whether a change in our guests’ behavior could negatively impact our financial condition and results of operations on an ongoing basis. Based on our assessment, the incident has not had a material impact, and we do not believe the incident has materially affected or will materially affect us, including our operations, business strategy, results of operations, or financial condition.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contractual Commitments
Capital Commitments
Harrah’s New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board, entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation and the City entered into a Second Amended and Restated Lease Agreement. Based on these amendments related to Harrah’s New Orleans, the Company is required to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. The capital investment will involve the rebranding of the property to Caesars New Orleans which includes a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340 room hotel tower. The project has a current capital plan of approximately $430 million, and as of December 31, 2023, total capital expenditures have been $289 million since the project began.
Atlantic City
As required by the New Jersey Gaming Control Board, in 2020, the Company funded $400 million in escrow to provide funds for a three year capital expenditure plan in the state of New Jersey. The capital plan included significant room renovations at both Caesars Atlantic City and Harrah’s Atlantic City, as well as the addition of new restaurants with celebrity partners. During the year ended December 31, 2023, the Company met its commitment and exhausted the remaining funds in the escrow account.
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, and advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Additionally, a selection of such partnerships provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of December 31, 2023 and 2022, obligations related to these agreements were $605 million and $898 million, respectively, with contracts extending through 2040. These obligations include leasing of event suites that are generally considered short term leases for which we do not record a right of use asset or lease liability. The Company recognizes expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability was $200 million and $203 million as of December 31, 2023 and 2022, respectively, which is included in Accrued other liabilities in our Balance Sheets.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 12. Long-Term Debt

	December 31, 2023				December 31, 2022
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Revolving Credit Facility	2028	variable	$—	$—	$—
CEI Term Loan A	2028	variable	712	710	747
CEI Term Loan B	2030	variable	2,481	2,432	—
CRC Senior Secured Notes (a)	2025	5.75%	989	983	979
CEI Senior Secured Notes due 2025 (a)	2025	6.25%	3,399	3,374	3,360
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,978	—
Baltimore Revolving Credit Facility	N/A	N/A	—	—	—
Baltimore Term Loan	N/A	N/A	—	—	262
Convention Center Mortgage Loan	N/A	N/A	—	—	400
CRC Incremental Term Loan	N/A	N/A	—	—	972
CRC Term Loan	N/A	N/A	—	—	3,243
Unsecured Debt
CEI Senior Notes due 2027	2027	8.125%	1,611	1,593	1,589
CEI Senior Notes due 2029	2029	4.625%	1,200	1,188	1,186
Special Improvement District Bonds	2037	4.30%	45	45	47
Long-term notes and other payables			2	2	2
Total debt			12,439	12,305	12,787
Current portion of long-term debt			(65)	(65)	(108)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(16)	(20)
Long-term debt			$12,374	$12,224	$12,659

Unamortized discounts and deferred finance charges				$150	$318
Fair value			$12,416
____________________
(a)Refer to “Subsequent Amendment to the CEI Credit Agreement and issuance of New Senior Secured Notes” for a discussion of the repayment of these notes.

Annual Estimated Debt Service Requirements
	Years Ended December 31,
(In millions)	2024	2025 (a)	2026	2027	2028	Thereafter	Total
Annual maturities of long-term debt	$65	$4,453	$65	$1,676	$587	$5,593	$12,439
Estimated interest payments	850	800	520	510	360	450	3,490
Total debt service obligation (b)	$915	$5,253	$585	$2,186	$947	$6,043	$15,929
____________________
(a)Maturities of $4.4 billion in 2025 were repaid with the net proceeds of the $2.9 billion CEI Term Loan B-1 and the $1.5 billion CEI Senior Secured Notes, due 2032. See “Subsequent Amendment to the CEI Credit Agreement and issuance of New Senior Secured Notes” below.
(b)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking SOFR curve, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2023 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.

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
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $48 million, $139 million and $177 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of debt issuance costs is computed using the effective interest method and is included in interest expense.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of December 31, 2023 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
Borrowings under the Senior Credit Facilities bear interest paid monthly, at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on Secured Overnight Financing Rate (“Term SOFR”) for the applicable interest period plus an adjustment of 0.10% per annum (“Adjusted Term SOFR”), subject to a floor of 0% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the Prime Rate in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Adjusted Term SOFR loan and 1.25% per annum in the case of any Base Rate loan, subject to three 0.25% step-downs based on the Company’s net total leverage ratio. In addition, on a quarterly basis, the Company is required to pay each lender under the Amended CEI Revolving Credit Facility a commitment fee in respect of any unused commitments under the Amended CEI Revolving Credit Facility in the amount of 0.35% per annum of the principal amount of the unused commitments of such lender, subject to three 0.05% step-downs based on the Company’s net total leverage ratio.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On February 6, 2023, Caesars entered into an Incremental Assumption Agreement No. 2 pursuant to which the Company incurred a new senior secured term loan facility in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B” and, together with the CEI Term Loan A, the “CEI Term Loans”) as a new term loan under the CEI Credit Agreement. The CEI Term Loan B requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B bear interest, paid monthly, at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the Adjusted Term SOFR, subject to a floor of 0.50% or (b) a base rate (the “TLB Base Rate”) determined by reference to the highest of (i) the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 3.25% per annum in the case of any Adjusted Term SOFR loan and 2.25% per annum in the case of any TLB Base Rate loan, subject to one 0.25% step-down based on the Company’s net total leverage ratio. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature in February 2030.
The net proceeds from the CEI Term Loan B, along with the net proceeds from the issuance of the CEI Senior Secured Notes due 2030 described below, were used to repay the outstanding principal balance, including accrued and unpaid interest, of both the CRC Term Loan and the CRC Incremental Term Loan.
During the year ended December 31, 2023, the Company utilized and fully repaid the CEI Revolving Credit Facility. Such activity is presented in the financing section in the Statements of Cash Flows. As of December 31, 2023, the Company had $2.1 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $70 million in outstanding letters of credit, $46 million committed for regulatory purposes and the reserves described above.
Subsequent Amendment to the CEI Credit Agreement and issuance of New Senior Secured Notes
On February 6, 2024, the Company entered into an Incremental Assumption Agreement No. 3 pursuant to which the Company incurred a new senior secured incremental term loan in an aggregate principal amount of $2.9 billion (the “CEI Term Loan B-1”) under the CEI Credit Agreement. The CEI Term Loan B-1 requires quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B-1, with the balance payable at maturity. Borrowings under the CEI Term Loan B-1 bear interest at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the Term SOFR, subject to a floor of 0.50% or (b) a base rate (the “TLB-1 Base Rate”) determined by reference to the highest of (i) the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.75% per annum in the case of any Term SOFR loan and 1.75% per annum in the case of any TLB-1 Base Rate loan. The CEI Term Loan B-1 was issued at a price of 99.75% of the principal amount and will mature on February 6, 2031.
Additionally, on February 6, 2024, the Company issued $1.5 billion in aggregate principal amount of 6.50% senior secured notes due 2032 (the “CEI Senior Secured Notes due 2032”) pursuant to an indenture by and among the Company, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2032 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2032 will mature on February 15, 2032, with interest paid semi-annually on February 15 and August 15 of each year, commencing August 15, 2024.
The net proceeds from the issuance of the CEI Senior Secured Notes due 2032 and the net proceeds from the CEI Term Loan B-1, together with borrowings under the CEI Revolving Credit Facility, were used to tender, redeem, repurchase, defease, and/or satisfy and discharge any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees of both the 5.75% Senior Secured Notes due 2025 (the “CRC Senior Secured Notes”) and the 6.25% Senior Secured Notes due 2025 (the “CEI Senior Secured Notes due 2025”). As a result of these transactions, the Company estimates that it will incur approximately $50 million of loss on early extinguishment of debt.
CRC Senior Secured Notes due 2025
On July 6, 2020, Colt Merger Sub, Inc. (the “Escrow Issuer”) issued $1.0 billion in aggregate principal amount of the CRC Senior Secured Notes pursuant to an indenture, dated July 6, 2020, by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. The CRC Senior Secured Notes ranked equally with all existing and future first priority lien obligations of CRC, CRC Finco, Inc. and the subsidiary guarantors. The CRC Senior Secured Notes were set to mature on July 1, 2025, with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year.
On February 16, 2024, the Company completed the tender and/or redemption of the CRC Senior Secured Notes with proceeds from a new CEI Term Loan B-1, new CEI Senior Secured Notes due 2032 and borrowings under the CEI Revolving Credit

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Facility, as needed. See “Subsequent Amendment to the CEI Credit Agreement and issuance of New Senior Secured Notes” above.
CEI Senior Secured Notes due 2025
On July 6, 2020, the Escrow Issuer issued $3.4 billion in aggregate principal amount of the CEI Senior Secured Notes due 2025 pursuant to an indenture dated July 6, 2020, by and among the Escrow Issuer, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2025 ranked equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2025 were set to mature on July 1, 2025, with interest payable semi-annually in cash in arrears on January 1 and July 1 of each year. On April 5, 2023, the Company purchased $1 million in principal amount of the CEI Senior Secured Notes due 2025.
On February 7, 2024, the Company completed the tender, redemption, and/or satisfaction and discharge of all of the CEI Senior Secured Notes due 2025 with proceeds from a new CEI Term Loan B-1, new CEI Senior Secured Notes due 2032 and borrowings under the CEI Revolving Credit Facility, as needed. See “Subsequent Amendment to the CEI Credit Agreement and issuance of New Senior Secured Notes” above.
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
Baltimore Term Loan and Baltimore Revolving Credit Facility
On July 17, 2023, following the acquisition of the remaining 24.2% equity interest in Horseshoe Baltimore, the Company permanently repaid the outstanding principal balance of Horseshoe Baltimore’s senior secured term loan facility (the “Baltimore Term Loan”). In connection with the repayment, the Company recognized a $3 million loss on the early extinguishment of debt. The Baltimore Term Loan was subject to a variable rate of interest calculated as London Interbank Offered Rate (“LIBOR”) plus 4.00% until May 1, 2023, when the Baltimore Term Loan’s benchmark interest rate was amended from LIBOR to the Adjusted Term SOFR plus an applicable adjustment. In addition, Horseshoe Baltimore’s senior secured revolving credit facility (the “Baltimore Revolving Credit Facility”) matured on July 7, 2023. The Baltimore Revolving Credit Facility had borrowing capacity of up to $10 million, subject to a variable rate of interest calculated as Term SOFR plus 4.00%.
Convention Center Mortgage Loan
On September 18, 2020, the Company entered into a loan agreement with VICI, to borrow a 5-year, $400 million Forum Convention Center mortgage loan (the “Mortgage Loan”). The Mortgage Loan bears interest at a rate of, initially, 7.7% per annum, which was set to escalate annually on the anniversary of the closing date up to a maximum interest rate of 8.3% per annum. On May 1, 2023, the Company elected to prepay the outstanding $400 million Mortgage Loan utilizing cash on hand. In connection with the repayment, the Company extended VICI’s call right relating to the CAESARS FORUM convention center from December 31, 2026 to December 31, 2028.
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
Borrowings under the CRC Credit Agreement were subject to interest at a rate equal to either (a) LIBOR adjusted for certain additional costs, subject to a floor of 0% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as determined by Credit Suisse AG, Cayman Islands Branch, as administrative agent under the

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
CRC Credit Agreement and (iii) the one-month adjusted LIBOR rate plus 1.00%, in each case plus an applicable margin. Such applicable margin was (a) with respect to the CRC Term Loan, 2.75% per annum in the case of any LIBOR loan or 1.75% per annum in the case of any base rate loan and (b) with respect to the CRC Incremental Term Loan, 3.50% per annum in the case of any LIBOR loan or 2.50% in the case of any base rate loan.
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
CEI Senior Notes due 2029
On September 24, 2021, the Company issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029 (the “CEI Senior Notes due 2029”) pursuant to an indenture dated as of September 24, 2021 between the Company and U.S. Bank National Association, as trustee. The CEI Senior Notes due 2029 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2029 will mature on October 15, 2029 with interest payable on April 15 and October 15 of each year.

Summary of Debt and Revolving Credit Facility Cash Flows from Financing Activities in 2023
(In millions)	Proceeds	Repayments (a)
CEI Revolving Credit Facility	$960	$960
CEI Term Loan A	—	38
CEI Term Loan B	2,500	19
CEI Senior Secured Notes due 2025	—	1
CEI Senior Secured Notes due 2030	2,000	—
Baltimore Term Loan	—	267
Mortgage Loan	—	400
CRC Incremental Term Loan	—	1,004
CRC Term Loan	—	3,415
Special Improvement District Bonds	—	2
Total	$5,460	$6,106
____________________
(a)Includes contractually scheduled repayments as well as voluntary accelerated repayments.
Debt Covenant Compliance
The Senior Credit Facilities, the CEI Term Loan B and the indentures governing the CRC Senior Secured Notes, the CEI Senior Secured Notes due 2025, the CEI Senior Secured Notes due 2030, the CEI Senior Notes due 2027, and the CEI Senior Notes due 2029 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
Following the Third Amendment, the Amended CEI Revolving Credit Facility and the CEI Term Loan A include a maximum net total leverage ratio financial covenant of 7.25:1 until December 31, 2024 and 6.50:1 from and after December 31, 2024. In addition, the Amended CEI Revolving Credit Facility and the CEI Term Loan A include a minimum fixed charge coverage ratio financial covenant of 1.75:1 until December 31, 2024 and 2.0:1 from and after December 31, 2024. From and after the repayment of the CEI Term Loan A, the financial covenants applicable to the Amended CEI Revolving Credit Facility will be tested solely to the extent that certain testing conditions are satisfied. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document. As of December 31, 2023, we were not subject to any debt covenants with respect to the new CEI Term Loan B-1 or the CEI Senior Secured Notes due 2032.
As of December 31, 2023, the Company was in compliance with all of the applicable financial covenants described above.

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
Prior to the repayments on February 6, 2024, the CRC Senior Secured Notes were guaranteed on a senior secured basis by each existing and future material wholly-owned domestic subsidiary of CRC (subject to certain exceptions) and were secured by substantially all of the existing and future property and assets of CRC and its subsidiary guarantors (subject to certain exceptions). The CRC Senior Secured Notes were also guaranteed on a senior unsecured basis by the Company. As of December 31, 2023, there were no guarantees with respect to the CEI Term Loan B-1 or the CEI Senior Secured Notes due 2032.
Note 13. Revenue Recognition
Accounting Policies
Casino Revenues
Our casino revenues consist of gaming wagers, pari-mutuel commissions, sports betting and iGaming wagers. The Company recognizes as casino revenue the net win from these gaming activities, which is the difference between gaming wins and losses, not the total amount wagered. Progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of free bets, free play, matched deposits, and other similar incentives to its customers. During significant promotional periods, such as entering new jurisdictions with our Caesars Sportsbook or Caesars Racebook apps, such activity could result in negative net gaming revenue. Such periods are not expected to be long in duration as our level of investment during these promotional periods is within our discretion. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing of simulcast signals from other racetracks and are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other racetracks at the time wagers are made, which are recorded on a gross basis. Such fees are based upon a predetermined percentage of handle as contracted with the other racetracks.
Non-gaming Revenues
Hotel, food and beverage, and other operating revenues are recognized as services are performed and is the net amount collected from the customer for such goods and services. Hotel, food and beverage services have been determined to be separate, stand-alone performance obligations and are recorded as revenue as the good or service is transferred to the customer over the customer’s stay at the hotel or when the delivery is made for the food and beverage. Advance deposits for future hotel occupancy, convention space or food and beverage services contracts are recorded as deferred income until revenue recognition criteria has been met. The Company also provides goods and services that may include multiple performance obligations, such as for packages, for which revenues are allocated on a pro rata basis based on each service’s standalone selling price (“SSP”).
Sales and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses.
The Company’s Statement of Operations presents net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below. Refer to Note 19 for additional information on the Company’s reportable segments.

	Year Ended December 31, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$1,212	$4,272	$886	$—	$(3)	$6,367
Food and beverage	1,152	576	—	—	—	1,728
Hotel	1,447	643	—	—	—	2,090
Other	659	287	87	307	3	1,343
Net revenues	$4,470	$5,778	$973	$307	$—	$11,528

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2022
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$1,247	$4,291	$462	$—	$(3)	$5,997
Food and beverage	1,063	533	—	—	—	1,596
Hotel	1,341	616	—	—	—	1,957
Other	636	264	86	282	3	1,271
Net revenues	$4,287	$5,704	$548	$282	$—	$10,821

	Year Ended December 31, 2021
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$1,226	$4,305	$296	$—	$—	$5,827
Food and beverage	702	438	—	—	—	1,140
Hotel	968	583	—	—	—	1,551
Other	513	211	41	278	9	1,052
Net revenues	$3,409	$5,537	$337	$278	$9	$9,570
Accounts Receivable and Credit Risk
We issue credit to approved casino customers following investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectability of these receivables. Accounts receivable are non-interest bearing and are initially recorded at cost.
Marker play represents a meaningful portion of our overall table games volume. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts include the mailing of statements and delinquency notices and the use of personal contacts, outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.
Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. Management believes that as of December 31, 2023 and 2022, no significant concentrations of credit risk related to receivables existed.
Reserve for Uncollectible Accounts Receivable
An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts, historical collection experience, customer relationships and reasonable forecasts which consider current economic and business conditions to reflect current expected credit loss. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Accounts Receivable, Net
	December 31,
(In millions)	2023	2022
Casino	$274	$259
Food and beverage and hotel	118	144
Other	216	208
Accounts receivable, net	$608	$611

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for Doubtful Accounts
(In millions)	Contracts	Other (a)	Total
Balance as of January 1, 2021	$120	$18	$138
Provision for doubtful accounts	16	10	26
Write-offs less recoveries	(26)	(8)	(34)
Balance as of December 31, 2021	110	20	130
Provision for doubtful accounts	13	12	25
Write-offs less recoveries	(22)	(15)	(37)
Balance as of December 31, 2022	101	17	118
Provision for doubtful accounts	29	12	41
Write-offs less recoveries	(49)	(17)	(66)
Balance as of December 31, 2023	$81	$12	$93
____________________
(a)“Other” includes allowance associated with lease receivables under ASC 842. See Note 10 for further details.
Contract and Contract Related Liabilities
The Company records contract or contract-related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by customers,(2) Caesars Rewards player loyalty program obligations, which represent the deferred allocation of revenue relating to reward credits granted to Caesars Rewards members based on certain types of customer spend, including online and retail gaming, hotel, dining, retail shopping, and player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which primarily represents funds deposited by customers related to gaming play and advance payments received for goods and services yet to be provided (such as advance ticket sales, deposits on rooms and convention space, unpaid wagers, iGaming deposits, or future sports bets). These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within accrued other liabilities on the Company’s Balance Sheets. Liabilities expected to be recognized as revenue beyond one year of being purchased, earned, or deposited are recorded within other long-term liabilities on the Company’s Balance Sheets.
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
Caesars Rewards Loyalty Program
Caesars Rewards grants Reward Credits to Caesars Rewards Members based on various types of customer spend, including online and retail gaming, hotel, dining, and retail shopping at Caesars-affiliated properties. Members may redeem Reward Credits for complimentary or discounted goods and services such as rooms, food and beverages, merchandise, free play, entertainment, and travel accommodations. Members are able to accumulate Reward Credits over time that they may redeem at their discretion under the terms of the program. A member’s Reward Credit balance is forfeited if the member does not earn at least one Reward Credit during a continuous six-month period.
Because of the significance of the Caesars Rewards program and the ability for customers to accumulate Reward Credits based on their past play, we have determined that Reward Credits granted in conjunction with other earning activity represent a performance obligation. As a result, for transactions in which Reward Credits are earned, we allocate a portion of the transaction price to the Reward Credits that are earned based upon the relative SSP of the goods and services involved. When the activity underlying the “earning” of the Reward Credits has a wide range of selling prices and is highly variable, such as in the case of gaming activities, we use the residual approach in this allocation by computing the value of the Reward Credits as described below and allocating the residual amount to the gaming activity. This allocation results in a significant portion of the transaction price being deferred and is recognized as revenue when the Reward Credits are redeemed in accordance with the specific recognition policy of the activity for which the credits are redeemed.

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
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2023	2022	2023	2022	2023	2022
Balance at January 1	$45	$48	$87	$91	$693	$560
Balance at December 31	42	45	86	87	693	693
Increase (decrease)	$(3)	$(3)	$(1)	$(4)	$—	$133
Customer deposits and other deferred revenues increased in 2022 primarily due to our expansion in the Caesars Digital segment with the legalization of retail and online sports betting in new states.
Complimentaries
The Company offers discretionary coupons and other discretionary complimentaries to customers outside of the loyalty program such as matching deposits, free bets and free play. Such complimentaries are provided in conjunction with other revenue‑earning activities and are generally provided to encourage additional customer spending on those activities. Accordingly, the Company allocates a portion of the transaction price received from such customers to the complimentary goods and services. The Company performs this allocation based on the SSP of the underlying goods and services, which is determined based upon the weighted-average cash sales prices received for similar services at similar points during the year. The retail value of complimentary food, beverage, hotel rooms and other services provided to customers is recognized as a reduction of revenues for the department which issued the complimentary and revenue for the department redeemed. Complimentaries provided by third parties at the discretion and under the control of the Company are recorded as an expense when incurred.
The Company’s revenues included complimentaries and loyalty point redemptions totaling $1.4 billion, $1.2 billion and $1.0 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations during the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Net income (loss) from continuing operations attributable to Caesars, net of income taxes	$786	$(513)	$(989)
Discontinued operations, net of income taxes	—	(386)	(30)
Net income (loss) attributable to Caesars	$786	$(899)	$(1,019)
Shares outstanding:
Weighted average shares outstanding – basic	215	214	211
Effect of dilutive securities:
Stock-based compensation awards	1	—	—
Weighted average shares outstanding – diluted	216	214	211

Basic income (loss) per share from continuing operations	$3.65	$(2.39)	$(4.69)
Basic loss per share from discontinued operations	—	(1.80)	(0.14)
Net income (loss) per common share attributable to common stockholders – basic:	$3.65	$(4.19)	$(4.83)

Diluted income (loss) per share from continuing operations	$3.64	$(2.39)	$(4.69)
Diluted loss per share from discontinued operations	—	(1.80)	(0.14)
Net income (loss) per common share attributable to common stockholders – diluted:	$3.64	$(4.19)	$(4.83)

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS
	Years Ended December 31,
(In millions)	2023	2022	2021
Stock-based compensation awards	1	3	3
Total anti-dilutive common stock	1	3	3
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
Performance Incentive Plans
The Board of Directors (“Board”) adopted, and the Company’s stockholders approved, the 2015 Equity Incentive Plan, as amended and restated in 2019 (the “2015 Plan”), which allows for shares to be granted as part of the Company’s long-term incentive plan. As of December 31, 2023, the Company had 4 million shares available for grant under the 2015 Plan.
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
Total stock-based compensation expense in the accompanying Statements of Operations was $104 million, $101 million and $82 million during the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in Corporate expenses and, in the case of certain property positions, General and administrative expenses in the Company’s Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Stock Unit Activity
During the year ended December 31, 2023, the Company granted RSUs to employees of the Company with an aggregate fair value of $78 million. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
A summary of the RSUs activity for the year ended December 31, 2023 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value (a)
Unvested outstanding as of December 31, 2022	1,863,481	$66.87
Granted (b)	1,487,539	52.13
Vested	(1,318,519)	60.87
Forfeited	(110,082)	57.43
Unvested outstanding as of December 31, 2023	1,922,419	60.11
____________________
(a)Represents the weighted-average grant date fair value of RSUs, which is the share price of our common stock on the grant date.
(b)Included are 34,167 RSUs granted to non-employee members of the Board during the year ended December 31, 2023.
Performance Stock Unit Activity
During the year ended December 31, 2023, the Company granted PSUs to employees of the Company with an aggregate fair value of $9 million as of December 31, 2023. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance conditions. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached.
A summary of the PSUs activity for the year ended December 31, 2023 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value (a)
Unvested outstanding as of December 31, 2022	383,157	$51.73
Granted	192,836	46.88
Performance Adjustment	440
Vested	(243,093)	57.83
Forfeited	(5,110)	49.81
Unvested outstanding as of December 31, 2023	328,230	46.88
____________________
(a)This represents the weighted-average grant date fair value for PSUs where the grant date has been achieved or the price of our common stock as of the balance sheet date for PSUs where a grant date has not been achieved.
Market-Based Stock Unit Activity
During the year ended December 31, 2023, the Company granted MSUs to employees of the Company with an aggregate fair value of $31 million. On the vesting date, recipients will receive between 0% and 200% of the granted MSUs in the form of Company Common Stock based on the achievement of specified market and service conditions. Based on the terms and conditions of the awards, the grant date fair value of the MSUs was determined using a Monte Carlo simulation model. Key assumptions for the Monte Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A summary of the MSUs activity for the year ended December 31, 2023 is presented in the following table:

	Units	Weighted- Average Fair Value (a)
Unvested outstanding as of December 31, 2022	741,803	$83.24
Granted	379,855	80.53
Performance Adjustment	(100,612)
Vested	(139,536)	74.62
Forfeited	(9,491)	93.28
Unvested outstanding as of December 31, 2023	872,019	85.11
____________________
(a)Represents the grant date fair value determined using a Monte Carlo simulation model.

Stock Option Activity
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	88	$30.63	0.14	$—
Exercised	(88)	30.63
Outstanding as of December 31, 2023	—	—	0	—
Vested and expected to vest as of December 31, 2023	—	—	0	—
Exercisable as of December 31, 2023	—	—	0	—

Stock Option Exercises
	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Option Exercises:
Number of options exercised	88	43,384	114,884
Cash received for options exercised	$—	$1	$3
Aggregate intrinsic value of options exercised	$—	$2	$9
Unrecognized Compensation Cost
As of December 31, 2023, the Company had $98 million of unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 1.7 years.
Common Stock
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
As of December 31, 2023, the Company has acquired 223,823 shares of common stock at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the years ended December 31, 2023 or 2022.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 16. Employee Benefit Plans
401(k) Plans
The Company offers a 401(k) plan to substantially all employees who are not covered by collective bargaining agreements, who meet certain eligibility requirements, namely terms of service. Under the 401(k) plan, the Company matches contributions equal to 50% of the first 6% as outlined per plan documents.
The Company’s matching contribution expense totaled $29 million, $29 million and $27 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Defined-Benefit Plans
Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. As of December 31, 2023, the fair value of the plan assets and benefit obligation was $1 million. The plan assets are comprised primarily of money market and mutual funds whose values are determined based on quoted market prices and are classified in Level 1 of the fair value hierarchy. We did not make cash contributions to the Scioto Downs pension plan during 2023, 2022 and 2021.
In addition, the Company also sponsors a defined-benefit plan for certain Tropicana Atlantic City employees under a Variable Annuity Pension Plan. As of December 31, 2023, the fair value of the plan assets was $25 million and benefit obligations totaled $20 million. Contributions to the plan were $2 million for the years ended December 31, 2023 and 2022 and $1 million for the year ended December 31, 2021.
Deferred Compensation Plans
CEI assumed two active deferred compensation plans, the Caesars Entertainment Corporation Executive Supplemental Savings Plan III (“ESSP III”) and the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan. These plans are unfunded, non-qualified deferred compensation plans. Payment obligations pursuant to the plans are unsecured general obligations of the Company and affiliates of the Company employing participants in the ESSP III. The liability as of December 31, 2023 and 2022 was $5 million and $2 million, respectively, which was recorded in Other long-term liabilities in the Balance Sheets.
As of December 31, 2023, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under: (i) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, (ii) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, (iii) the Park Place Entertainment Corporation Executive Deferred Compensation Plan, (iv) the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and (v) the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (collectively, the “existing deferred compensation plans”). These plans are deferred compensation plans that allowed certain employees an opportunity to save for retirement and other purposes. Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts. The total liability recorded in Other long-term liabilities in the Balance Sheets for these plans was $31 million and $33 million as of December 31, 2023 and 2022, respectively.
Trust Assets
CEI is a party to a trust agreement (the “Trust Agreement”) and an escrow agreement with respect to all five of the existing deferred compensation plans (the “Escrow Agreement”), each structured as a so-called “rabbi trust” arrangement, which holds assets that may be used to satisfy obligations under the existing deferred compensation plans above. Amounts held pursuant to the Trust Agreement and the Escrow Agreement were $67 million and $60 million, as of December 31, 2023 and 2022, respectively, and have been reflected within Other long-term assets, net in the Balance Sheets.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Multi-employer Pension Plans
The Company contributes to a number of multi-employer defined benefit pension plans under the terms of collective bargaining agreements that cover union-represented employees. The risks of participating in these multi-employer plans are different from a single-employer plan in the following respects:
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

Multi-employer Pension Plan Participation
		Pension Protection Act Zone Status (a)		Contributions (In millions)
Pension Fund	EIN/Pension Plan Number	2023	FIP/RP Status (b)	2023	2022	2021	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (c)
Southern Nevada Culinary and Bartenders Pension Plan (d)	88-6016617/001	Green	No	$26	$24	$18	No	September 30, 2028
Legacy Plan of the UNITE HERE Retirement Fund (d)(e)	82-0994119/001	Red	Yes	10	9	9	No	Various up to May 31, 2026
Central Pension Fund of the IUOE & Participating Employers	36-6052390/001	Green	No	7	7	6	N/A	March 31, 2024
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	No	7	6	5	N/A	March 31, 2024
Painters IUPAT	52-6073909/001	Yellow	No	1	1	1	No	Various up to June 30, 2026
Other Funds				4	3	2
Total Contributions				$55	$50	$41
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
(d)The Company provided more than 5% of the total contributions for the plan year ended December 31, 2022 and as of the date the financial statements were issued, Forms 5500 were not available for the 2023 plan year.
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
Note 17. Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2023, 2022 and 2021 are presented below.

Components of Income (Loss) Before Income Taxes	Years Ended December 31,
(In millions)	2023	2022	2021
United States	$(90)	$(590)	$(1,272)
Outside of the U.S.	30	25	3
	$(60)	$(565)	$(1,269)

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Tax Provision (Benefit) from Continuing Operations	Years Ended December 31,
(In millions)	2023	2022	2021
United States
Current
Federal	$—	$—	$(1)
State & Local	23	7	(2)
Deferred
Federal	(754)	(57)	(219)
State & Local	(166)	2	(106)
Outside of the U.S.
Current	9	7	2
Deferred	—	—	43
	$(888)	$(41)	$(283)
The following is an allocation of the total income tax provision (benefit) for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(In millions)	2023	2022	2021
Income tax provision (benefit) applicable to:
Income from continuing operations	$(888)	$(41)	$(283)
Discontinued operations	—	(50)	19
Additional paid-in capital	(12)	—	—
Other comprehensive income	1	(30)	3
The following is a reconciliation of the statutory federal income tax of 21% to the Company’s reported income tax provision (benefit) for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(In millions)	2023	2022	2021
Federal statutory income tax provision (benefit)	$(13)	$(118)	$(267)
State and local income tax provision (benefit)	(13)	1	(54)
Nondeductible compensation and benefits	16	13	3
Goodwill impairment	3	3	—
Nondeductible convertible notes costs	—	—	42
Decrease in uncertain tax positions	—	(1)	(6)
Change in tax rates from change in tax law before valuation allowance	25	86	15
Foreign taxes	3	6	3
Deferred tax adjustment related to William Hill acquisition	—	30	—
Minority interests	(9)	3	—
Valuation allowance	(889)	(55)	(34)
Tax credits	(14)	(10)	(5)
Deferred tax recognition on life insurance	—	—	17
Other	3	1	3
Reported income tax provision (benefit)	$(888)	$(41)	$(283)

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred taxes at December 31, 2023 and 2022 are as follows:

	As of December 31,
(In millions)	2023	2022
Deferred tax assets:
Loss carryforwards	$569	$779
Excess business interest expense	399	288
Credit carryforwards	141	126
Financing obligation	2,644	2,534
Long-term lease obligation	208	160
Other	233	272
	4,194	4,159
Deferred tax liabilities:
Identified intangibles	(759)	(803)
Fixed assets	(2,295)	(2,243)
Right-of-use assets	(174)	(128)
Other	(101)	(163)
	(3,329)	(3,337)
Valuation allowance	(920)	(1,809)
Net deferred tax liabilities	$(55)	$(987)
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
As of December 31, 2023, the Company had federal and state net operating loss carryforwards of $872 million and $9.0 billion, respectively, and federal general business tax credit and research tax credit carryforwards of $145 million, which will expire on various dates as follows:

Year of Expiration	Net Operating Losses		Tax Credits
(In millions)	Federal	States	Federal
2024-2028	$—	$604	$8
2029-2033	238	1,590	39
2034-2043	168	4,560	98
Do not expire	466	2,279	—
	$872	$9,033	$145
In general, Section 382 of the Internal Revenue Code provides an annual limitation with respect to the ability of a corporation to utilize its net operating loss carryovers, as well as certain built-in losses, against future taxable income in the event of a change in ownership. It is unlikely that the limitation will adversely affect the Company’s ability to utilize its net operating loss carryovers against its future taxable income.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reconciliation of Unrecognized Tax Benefits	Years Ended December 31,
(In millions)	2023	2022	2021
Balance as of beginning of year	$128	$157	$137
Acquisition of William Hill	—	—	32
Sale of William Hill International	—	(24)	—
Additions based on tax positions related to the current year	—	3	4
Additions for tax positions of prior years	1	1	5
Reductions for tax positions for prior years	(5)	(8)	(8)
Expiration of statutes	—	(1)	(13)
Balance as of end of year	$124	$128	$157
We classify reserves for tax uncertainties within Other long-term liabilities in our Balance Sheets, separate from any related income tax payable, deferred tax asset, or deferred tax liability. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
We accrue interest and penalties related to unrecognized tax benefits in income tax expense. During 2023, we decreased our unrecognized tax benefits by $4 million, primarily due to the noncash settlement of a state audit. During 2022, we decreased our unrecognized tax benefits by $29 million, primarily due to the sale of William Hill International. During 2021, we increased our unrecognized tax benefits by $20 million, primarily due to the William Hill Acquisition. There was no accrual for the payment of interest and penalties as of December 31, 2023 and December 31, 2022. Included in the balances of unrecognized tax benefits as of December 31, 2023 and December 31, 2022 was $112 million and $115 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
In 2021, the Organization for Economic Co-operation and Development (the “OECD”) established an Inclusive Framework on Base Erosion and Profit Shifting and agreed on a two-pillar solution (“Pillar Two”) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. The OECD issued Pillar Two model rules and continues to release guidance on these rules. While the US has not yet adopted the Pillar Two rules, various other countries around the world are enacting legislation. We will continue to analyze the law to determine potential impacts. We currently do not expect the Framework to have a material impact on our effective tax rate or our financial statements.
The Company, including its subsidiaries, files tax returns with federal, state and foreign jurisdictions. The Company does not have tax sharing agreements with the other members within the consolidated group. With few exceptions, the Company is no longer subject to US federal or state and local tax assessments by tax authorities for years before 2020. We believe that it is reasonably possible that the unrecognized tax benefits liability will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
Note 18. Related Party Transactions
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Resort Casino Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) (the “CSY Lease”). CSY is a general partnership in which a trust has an approximate 27% interest. The Company’s Executive Chairman of the Board, Gary L. Carano, and his siblings are direct or indirect beneficiaries of the trust. The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations of 1 to 2 percent through the term of the lease. Commensurate with its interest, the trust receives directly from the Company approximately 27% of the rent paid by the Company. As of December 31, 2023 and 2022 there were no amounts due to or from CSY.
CVA Holdco, LLC
In May 2023, the Company entered into a joint venture, CVA Holdco, LLC, with EBCI and an additional minority partner, to construct, own and operate a gaming facility in Danville, Virginia (“Caesars Virginia”). Caesars Virginia opened in a temporary facility on May 15, 2023 which will be replaced by a permanent facility that is currently under construction and is estimated to open in late 2024. As the managing member, the Company will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. While the Company holds a 49.5% variable interest in the joint venture, it is the primary beneficiary; as such, the joint venture’s operations are included in the Financial Statements, with a minority interest recorded reflecting the operations attributed to the other partners.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company participates ratably, based on ownership percentage, with the partners in the profits and losses of the joint venture. As of December 31, 2023, the Company has received $116 million in contributions for the project and EBCI and the other minority partners are obligated to contribute additional cash totaling $8 million to the joint venture.
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
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of December 31, 2023:

Las Vegas	Regional		Managed and Branded
Caesars Palace Las Vegas	Caesars Atlantic City	Harveys Lake Tahoe	Managed
The Cromwell	Caesars Virginia (a)	Horseshoe Baltimore	Harrah’s Ak-Chin
Flamingo Las Vegas	Circus Circus Reno	Horseshoe Black Hawk	Harrah’s Cherokee
Harrah’s Las Vegas	Eldorado Gaming Scioto Downs	Horseshoe Bossier City	Harrah’s Cherokee Valley River
Horseshoe Las Vegas	Eldorado Resort Casino Reno	Horseshoe Council Bluffs	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Grand Victoria Casino	Horseshoe Hammond	Caesars Windsor
Paris Las Vegas	Harrah’s Atlantic City	Horseshoe Indianapolis	Branded
Planet Hollywood Resort & Casino	Harrah’s Columbus Nebraska (b)	Horseshoe Lake Charles	Caesars Southern Indiana
	Harrah’s Council Bluffs	Horseshoe St. Louis	Harrah’s Northern California
Caesars Digital	Harrah’s Gulf Coast	Horseshoe Tunica
Caesars Digital	Harrah’s Hoosier Park Racing & Casino	Isle Casino Bettendorf
	Harrah’s Joliet	Isle of Capri Casino Boonville
	Harrah’s Lake Tahoe	Isle of Capri Casino Lula
	Harrah’s Laughlin	Isle Casino Waterloo
	Harrah’s Metropolis	Lady Luck Casino - Black Hawk
	Harrah’s New Orleans	Silver Legacy Resort Casino
	Harrah’s North Kansas City	Trop Casino Greenville
	Harrah’s Philadelphia	Tropicana Atlantic City
	Harrah’s Pompano Beach	Tropicana Laughlin Hotel & Casino
___________________
(a)Temporary gaming facility opened on May 15, 2023. The construction of the permanent facility of Caesars Virginia is expected to be completed in late 2024.
(b)Temporary gaming facility opened on June 12, 2023. The construction of the permanent facility of Harrah’s Columbus Nebraska is expected to be completed in the second quarter of 2024.
Certain of our properties operate off-track betting locations, including Harrah’s Hoosier Park Racing & Casino, which operates Winner’s Circle Indianapolis and Winner’s Circle New Haven; and Horseshoe Indianapolis, which operates Winner’s Circle Clarksville. The LINQ Promenade is an open-air dining, entertainment, and retail promenade located on the east side of the Las Vegas Strip next to The LINQ Hotel & Casino (the “LINQ”) that features the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction. We also own the CAESARS FORUM conference center, which is a 550,000 square feet conference center with 300,000 square feet of flexible meeting space, two of the largest pillarless ballrooms in the world and direct access to the LINQ. Caesars will also open its first non-gaming hotel experience in the first half of 2024 with the opening of Caesars Republic Scottsdale featuring more than 250 hotel rooms, approximately 20,000 square feet of event space and hotel amenities including, pools, bars, lounges, and celebrity partnered restaurants.

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

	Years Ended December 31,
(In millions)	2023	2022	2021
Las Vegas:
Net revenues	$4,470	$4,287	$3,409
Adjusted EBITDA	2,016	1,964	1,568
Regional:
Net revenues	5,778	5,704	5,537
Adjusted EBITDA	1,962	1,985	1,979
Caesars Digital:
Net revenues	973	548	337
Adjusted EBITDA	38	(666)	(476)
Managed and Branded:
Net revenues	307	282	278
Adjusted EBITDA	76	84	87
Corporate and Other:
Net revenues	—	—	9
Adjusted EBITDA	(154)	(124)	(168)
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
(In millions)	2023	2022	2021
Net income (loss) attributable to Caesars	$786	$(899)	$(1,019)
Net income (loss) attributable to noncontrolling interests	42	(11)	3
Net loss from discontinued operations	—	386	30
Benefit for income taxes	(888)	(41)	(283)
Other (income) loss (a)	(10)	(46)	198
Loss on extinguishment of debt	200	85	236
Interest expense, net	2,342	2,265	2,295
Depreciation and amortization	1,261	1,205	1,126
Impairment charges	95	108	102
Transaction costs and other (b)	6	90	220
Stock-based compensation expense	104	101	82
Adjusted EBITDA	$3,938	$3,243	$2,990

Adjusted EBITDA by Segment:
Las Vegas	$2,016	$1,964	$1,568
Regional	1,962	1,985	1,979
Caesars Digital	38	(666)	(476)
Managed and Branded	76	84	87
Corporate and Other	(154)	(124)	(168)
____________________
(a)Other (income) loss primarily includes the net changes in fair value of (i) investments held by the Company (ii) foreign exchange forward contracts (iii) a disputed claims liability, and (iv) the derivative liability related to the 5% convertible notes, which were fully converted during the year ended December 31, 2021, and the change in the foreign exchange rate associated with restricted cash held in GBP associated with our acquisition of William Hill.
(b)Transaction costs and other primarily includes (i) net proceeds received in exchange for participation rights in a potential insurance recovery, (ii) proceeds received for the termination of the Caesars Dubai management agreement, (iii) insurance proceeds received in excess of the respective carrying value of damaged assets associated with the Lake Charles property, (iv) costs related to non-cash losses on the write down and disposal of assets, professional services for transaction and integration costs, various contract exit or termination costs, and pre-opening costs in connection with new temporary facility openings and (v) non-cash changes in equity method investments.

Capital Expenditures, Net - By Segment
	Years Ended December 31,
(In millions)	2023	2022	2021
Las Vegas	$257	$165	$85
Regional	839	597	327
Caesars Digital	100	106	67
Corporate and Other	68	84	39
Total (a)	$1,264	$952	$518
____________________
(a)Includes capital expenditures associated with our discontinued operations, where applicable.

Total Assets - By Segment
	December 31,
(In millions)	2023	2022
Las Vegas	$24,230	$23,547
Regional	15,291	14,908
Caesars Digital	1,095	1,200
Managed and Branded	224	140
Corporate and Other (a)	(7,474)	(6,268)
Total	$33,366	$33,527
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2023. Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures required by Rules 13a-15(e) and 15d-15(e) were effective as of December 31, 2023, at a reasonable assurance level.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated and assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K Annual Report based upon the framework set forth in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission. Based on their evaluation and assessment, they concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2023, which report follows below.
Changes in Internal Control Over Financial Reporting
As of December 31, 2023, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Caesars Entertainment, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Caesars Entertainment, Inc., and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 20, 2024

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
For the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than April 29, 2024, pursuant to Regulation 14A under the Securities Act.
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
Item 11.    Executive Compensation
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 29, 2024, pursuant to Regulation 14A under the Securities Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 29, 2024, pursuant to Regulation 14A under the Securities Act.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 29, 2024, pursuant to Regulation 14A under the Securities Act.
Item 14.    Principal Accounting Fees and Services
The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated herein by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 29, 2024, pursuant to Regulation 14A under the Securities Act.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(i) Financial Statements
Included in Part II (Item 8) of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
(a)(ii) Financial Statement Schedule
Schedule I—Condensed Financial Information of Registrant Parent Company Only as of December 31, 2023 and 2022 and for the Years Ended December 31, 2023, 2022 and 2021
We have omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.
(a)(iii) Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

2.1	Agreement and Plan of Merger, dated as of June 24, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	Previously filed on Form 8-K filed on June 25, 2019.

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	Previously filed on Form 8-K filed on August 16, 2019.

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on June 16, 2023.

3.2	Amended and Restated Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on August 1, 2022.

4.1	Description of Capital Stock	Filed herewith.

4.2††	Indenture (6.25% CEI Senior Secured Notes due 2025) dated as of July 6, 2020, by and between Colt Merger Sub, Inc. and U.S. Bank National Association, as trustee and collateral agent.	Previously filed on Form 8-K filed on July 7, 2020.

4.3††
First Supplemental Indenture, dated as of July 20, 2020, to Indenture (6.25% CEI Senior Secured Notes due 2025), dated as of July 6, 2020, by and among Colt Merger Sub, Inc., Eldorado Resorts, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent.
Previously filed on Form 8-K filed on July 21, 2020.

4.4††
Second Supplemental Indenture, dated as of June 4, 2021, to Indenture (6.25% CEI Senior Secured Notes due 2025), dated as of July 6, 2020, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent.
Previously filed on Form 10-K filed on February 22, 2023.

4.5††
Third Supplemental Indenture, dated as of November 3, 2023, to Indenture (6.250% CEI Senior Secured Notes due 2025), dated as of July 6, 2020, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent.
Previously filed on Form 8-K filed on February 7, 2024.

4.6	Indenture (8.125% CEI Senior Notes due 2027) dated as of July 6, 2020, by and between Colt Merger Sub, Inc. and U.S. Bank National Association, as trustee.	Previously filed on Form 8-K filed on July 7, 2020.

4.7
First Supplemental Indenture, dated as of July 20, 2020, to Indenture (8.125% CEI Senior Notes due 2027), dated as of July 6, 2020, by and among Colt Merger Sub, Inc., Eldorado Resorts, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.
Previously filed on Form 8-K filed on July 21, 2020.

4.8
Second Supplemental Indenture, dated as of June 4, 2021, to Indenture (8.125% CEI Senior Notes due 2027), dated as of July 6, 2020, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.
Previously filed on Form 10-K filed on February 22, 2023.

4.9
Third Supplemental Indenture, dated as of November 3, 2023, to Indenture (8.125% CEI Senior Notes due 2027), dated as of July 6, 2020, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.
Filed herewith.

4.10†††
Indenture (5.75% CRC Secured Notes due 2025) dated as of July 6, 2020, by and between Colt Merger Sub, Inc., U.S. Bank National Association, as trustee, and Credit Suisse AG, Cayman Islands Branch, as collateral agent.
Previously filed on Form 8-K filed on July 7, 2020.

4.11†††
First Supplemental Indenture, dated as of July 20, 2020, to Indenture (5.75% CRC Secured Notes due 2025), dated as of July 6, 2020, by and among Colt Merger Sub, Inc., CRC Finco, Inc., Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, U.S. Bank National Association, as trustee, and Credit Suisse AG, Cayman Islands Branch, as collateral agent.
Previously filed on Form 8-K filed on July 21, 2020.

4.12†††
Second Supplemental Indenture, dated as of August 6, 2021, to Indenture (5.75% CRC Secured Notes due 2025), dated as of July 6, 2020, by and among Caesars Entertainment, Inc., CRC Finco, Inc., Caesars Resort Collection, LLC and U.S. Bank National Association, as trustee and collateral agent.
Previously filed on Form 8-K filed on August 10, 2021.

4.13	Indenture (4.625% CEI Senior Notes due 2029), dated as of September 24, 2021, by and between Caesars Entertainment, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.	Previously filed on Form 8-K filed on September 27, 2021.

4.14
First Supplemental Indenture, dated as of October 4, 2022, to Indenture (4.625% CEI Senior Notes due 2029), by and among Caesars Entertainment, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.
Previously filed on Form 8-K filed on October 5, 2022.

4.15
Second Supplemental Indenture, dated as of November 3, 2023, to Indenture (4.625% CEI Senior Notes due 2029), by and among Caesars Entertainment, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.
Filed herewith.

Exhibit Number	Description of Exhibit	Method of Filing
4.16
Indenture (7.00% Senior Secured Notes due 2030), dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent.
Previously filed on Form 8-K filed on February 6, 2023.

4.17
First Supplemental Indenture (7.00% CEI Senior Secured Notes due 2030), dated as of March 24, 2023, to Indenture, dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Previously filed on Form 10-Q filed on May 3, 2023.

4.18
Second Supplemental Indenture (7.00% CEI Senior Secured Notes due 2030), dated as of November 3, 2023, to Indenture, dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Filed herewith.

4.19
Indenture (6.50% CEI Senior Secured Notes due 2032), dated as of February 6, 2024, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Previously filed on Form 8-K filed on February 7, 2024.

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
Previously filed on Form 8-K filed on July 21, 2020.

10.8**	Sixth Amendment to Lease, dated as of September 30, 2020, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q filed on November 9, 2020.

10.9	Seventh Amendment to Lease, dated as of November 18, 2020, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-K on March 1, 2021.

10.10	Eighth Amendment to Lease, dated as of September 3, 2021, by and among the entities listed on Schedule A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q on November 5, 2021.

10.11	Ninth Amendment to Lease, dated as of November 1, 2021, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-K filed on February 24, 2022.

10.12	Tenth Amendment to Lease (Regional), dated as of December 30, 2021, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-K filed on February 24, 2022.

10.13	Eleventh Amendment to Lease, dated as of August 25, 2022, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q filed on November 2, 2022.

Exhibit Number	Description of Exhibit	Method of Filing
10.14	Twelfth Amendment to Lease, dated as of April 7, 2023, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q filed on May 3, 2023.

10.15	Guaranty of Lease, dated as of July 20, 2020, by and among Eldorado Resorts, Inc. and the entities listed on Schedule A thereto (Regional).	Previously filed on Form 8-K filed on July 21, 2020.

10.16**
Second Amendment to Lease (Joliet) (which includes a conformed copy of the Joliet Lease through the Second Amendment), dated as of July 20, 2020, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.
Previously filed on Form 8-K filed on July 21, 2020.

10.17**	Third Amendment to Lease, dated as of September 30, 2020, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.	Previously filed on Form 10-Q filed on November 9, 2020.

10.18	Fourth Amendment to Lease, dated as of November 18, 2020, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.	Previously filed on Form10-K on March 1, 2021.

10.19	Fifth Amendment to Lease, dated as of September 3, 2021, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.	Previously filed on Form 10-Q on November 5, 2021

10.20	Sixth Amendment to Lease, dated as of November 1, 2021, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.	Previously filed on Form 10-K filed on February 24, 2022.

10.21	Guaranty, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and Harrah’s Joliet Landco LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.22*	Right of First Refusal Agreement, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Las Vegas Strip).	Previously filed on Form 8-K filed on July 21, 2020.

10.23	Right of First Refusal Agreement, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Horseshoe Baltimore).	Previously filed on Form 8-K filed on July 21, 2020.

10.24
Second Amendment to Golf Course Use Agreement, dated as of July 20, 2020, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC.
Previously filed on Form 8-K filed on July 21, 2020.

10.25*	Amended and Restated Put-Call Right Agreement, dated as of July 20, 2020, by and among Claudine Propco, LLC and Eastside Convention Center, LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.26*	Second Amended and Restated Put-Call Right Agreement entered into as of September 18, 2020 by and among Claudine Propco LLC and Caesars Convention Center Owner, LLC.	Previously filed on Form 8-K filed on September 18, 2020.

10.27*	Put-Call Right Agreement entered into as of July 20, 2020 by and between Centaur Propco LLC and Caesars Resort Collection, LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.28
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

10.29
Credit Agreement, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and U.S. Bank National Association, as collateral agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.30
Incremental Assumption Agreement No. 1, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.31	First Amendment to Credit Agreement, dated as of November 10, 2021, by and between Caesars Entertainment, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed on Form 8-K filed on November 10, 2021.

10.32	Second Amendment to Credit Agreement, dated as of January 26, 2022, by and between Caesars Entertainment, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed on Form 8-K filed on January 27, 2022.

10.33
Third Amendment to Credit Agreement, dated as of October 5, 2022, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on October 5, 2022.

10.34*
Incremental Assumption Agreement No. 2, dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on February 6, 2023.

Exhibit Number	Description of Exhibit	Method of Filing
10.35*
Incremental Assumption Agreement No. 3, dated as of February 6, 2024, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on February 7, 2024.

10.36	Caesars Entertainment Corporation Amended and Restated Escrow Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on October 13, 2017.

10.37	Amended and Restated Casino Operating Contract, dated April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on April 6, 2020.

10.38
First Amendment to the Amended and Restated Casino Operating Contract, made and entered into as of April 9, 2020, and made effective as of April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.
Previously filed on Form 8-K/A filed by Caesars Holdings, Inc. on April 14, 2020.

10.39†	Caesars Entertainment Corporation Executive Supplemental Savings Plan III.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on December 13, 2018.

10.40†	Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on December 13, 2018.

10.41†	Eldorado Resorts, Inc. Amended and Restated 2015 Equity Incentive Plan	Previously filed on Form S-8 POS filed on June 29, 2019.

10.42†	Form of Director Indemnification Agreement.	Previously filed on Form 10-Q filed on November 9, 2020.

10.43†	Form of Director Non-Deferred Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive	Previously filed on Form 10-K filed on February 28, 2020.

10.44†	Form of Restricted Stock Unit Award Agreement pursuant to the Amended & Restated 2015 Equity Incentive Plan.	Previously filed on Form 10-K on March 1, 2021.

10.45†	Form of Restricted Stock Unit Award Agreement Performance-Based (TSR) pursuant to the Amended & Restated 2015 Equity Incentive Plan.	Previously filed on Form 10-K on March 1, 2021.

10.46†	Form of Restricted Stock Unit Time-Based Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan.	Previously filed on Form 10-K filed on February 28, 2020.

10.47†	Form of Director Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan.	Previously filed on Registration Statement Form S-1 filed by Eldorado Resorts, Inc. June 14, 2015.

10.48†	Form of Performance Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan.	Previously filed on Form 10-K filed on March 1, 2019.

10.49†	Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Bret Yunker.	Filed herewith.

10.50†	Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Stephanie Lepori.	Filed herewith.

10.51†	Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Thomas Reeg.	Filed herewith.

10.52†	Restricted Stock Unit Award Agreement by and between Caesars Entertainment, Inc. and Thomas R. Reeg dated February 25, 2022.	Previously filed on Form 8-K filed on March 1, 2022.

10.53†	Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Anthony Carano.	Filed herewith.

10.54†	Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Edmund L. Quatmann, Jr.	Filed herewith.

Exhibit Number	Description of Exhibit	Method of Filing
10.55
Amended and Restated Omnibus Amendment to Leases, dated as of October 27, 2020, by and among the entities listed on Schedule A attached thereto CPLV Property Owner LLC, Claudine Propco LLC, Harrah’s Joliet Landco LLC, CEOC, LLC, the entities listed on Schedule B attached thereto, Desert Palace LLC, Harrah’s Las Vegas, LLC, Des Plaines Development Limited Partnership and Propco TRS LLC.
Previously filed on Form 10-Q filed on November 9, 2020.

10.56	Third Amended and Restated Master Lease, dated as of November 13, 2023, by and among Tropicana Entertainment, Inc., IOC Black Hawk County, Inc., Isle of Capri Bettendorf, L.C. and GLP Capital L.P.	Filed herewith.

14.1	Code of Ethics and Business Conduct	Filed herewith.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed herewith.

99.1	Gaming and Regulatory Overview	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.
______________________

†	Denotes a management contract or compensatory plan or arrangement.
††	On February 7, 2024, the CEI Senior Secured Notes due 2025 and the related amendments/incremental assumption agreements and the guarantees agreement were terminated.
†††	On February 16, 2024, the CRC Secured Notes due 2025 and the related amendments/incremental assumption agreements and the guarantees agreement were terminated.
*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) not material and (ii) could be competitively harmful if publicly disclosed.
w	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
Item 16.    Form 10-K Summary
None.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT, INC.
CONDENSED BALANCE SHEETS

	As of December 31,
(In millions)	2023	2022
ASSETS
Current assets	$135	$188
Investment in and advances to unconsolidated affiliates	—	3
Investment in subsidiaries	11,523	10,465
Property and equipment, net	2	4
Long-term intercompany notes	4,401	—
Other long-term assets, net	25	146
Total assets	$16,086	$10,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$306	$236
Long-term debt	11,199	6,826
Other long-term liabilities	29	31
Total liabilities	11,534	7,093
Total stockholders’ equity	4,552	3,713
Total liabilities and stockholders’ equity	$16,086	$10,806
See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions)	2023	2022	2021
Net revenues	$—	$—	$4

Expenses:
Corporate expense	2	4	43
Depreciation and amortization	2	4	6
Transaction and other costs, net	(26)	11	60
Total operating expenses	(22)	19	109
Operating income (loss)	22	(19)	(105)
Other expense:
Interest expense	(507)	(428)	(395)
Income (loss) on interests in subsidiaries	1,268	(492)	(437)
Loss on extinguishment of debt	—	—	(14)
Other income (loss)	3	40	(72)
Income (loss) from operations before income taxes	786	(899)	(1,023)
Benefit for income taxes	—	—	4
Net income (loss)	$786	$(899)	$(1,019)
See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2023	2022	2021
Cash flows used in operating activities	$(296)	$(329)	$(448)
Cash flows from investing activities
Issuance of long-term intercompany notes	(4,420)	—	—
Collections from long-term intercompany notes	19	—	—
Purchase of property and equipment, net	—	—	(1)
William Hill Acquisition	—	—	(3,938)
Proceeds from sale of businesses, property and equipment, net of cash sold	—	15	—
Proceeds from the sale of investments	—	84	89
Cash flows provided by (used in) investing activities	(4,401)	99	(3,850)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	5,460	750	1,200
Debt issuance and extinguishment costs	(79)	(12)	(17)
Repayments of long-term debt and revolving credit facilities	(1,017)	(89)	(100)
Net proceeds (repayments) with related parties	189	(592)	705
Cash paid to settle convertible notes	—	—	(367)
Taxes paid related to net share settlement of equity awards	(27)	(27)	(45)
Proceeds from issuance of common stock	—	1	3
Cash flows provided by financing activities	4,526	31	1,379
Decrease in cash, cash equivalents, and restricted cash	(171)	(199)	(2,919)
Cash, cash equivalents, and restricted cash, beginning of period	316	515	3,434
Cash, cash equivalents, and restricted cash, end of period	$145	$316	$515

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONDENSED BALANCE SHEETS
Cash and cash equivalents in current assets	$134	$185	$199
Restricted and escrow cash included in other long-term assets, net	11	131	316
Total cash, cash equivalents and restricted cash	$145	$316	$515
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
2.Restricted net assets of subsidiaries
Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements and regulatory restrictions. The amount of restricted net assets the Company’s consolidated subsidiaries held as of December 31, 2023 was approximately $4.5 billion. Such restrictions are on net assets of Caesars Entertainment, Inc. and its subsidiaries. The amount of restricted net assets in the Company’s unconsolidated subsidiaries was not material to the financial statements.
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

CAESARS ENTERTAINMENT, INC.

	By:	/s/ Thomas R. Reeg
Dated: February 20, 2024		Thomas R. Reeg Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Reeg	Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2024
Thomas R. Reeg

/s/ Bret Yunker	Chief Financial Officer (Principal Financial Officer)	February 20, 2024
Bret Yunker

/s/ Stephanie D. Lepori	Chief Administrative and Accounting Officer (Principal Accounting Officer)	February 20, 2024
Stephanie D. Lepori

/s/ Gary L. Carano	Executive Chairman of the Board	February 20, 2024
Gary L. Carano

/s/ Bonnie Biumi	Director	February 20, 2024
Bonnie Biumi

/s/ Jan Jones Blackhurst	Director	February 20, 2024
Jan Jones Blackhurst

/s/ Frank J. Fahrenkopf Jr.	Director	February 20, 2024
Frank J. Fahrenkopf Jr.

/s/ Don Kornstein	Director	February 20, 2024
Don Kornstein

/s/ Courtney Mather	Director	February 20, 2024
Courtney Mather

/s/ Michael E. Pegram	Director	February 20, 2024
Michael E. Pegram

/s/ David P. Tomick	Director	February 20, 2024
David P. Tomick