Form 10-Q
period 2024-03-31
Caesars Entertainment, Inc.
filed 2024-04-30
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of April 25, 2024 was 216,415,536.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$726	$1,005
Restricted cash	126	122
Accounts receivable, net	551	608
Inventories	44	46
Prepayments and other current assets	290	264
Total current assets	1,737	2,045
Investments in and advances to unconsolidated affiliates	157	157
Property and equipment, net	14,803	14,756
Goodwill	10,990	10,990
Intangible assets other than goodwill	4,487	4,523
Deferred tax asset	48	47
Other long-term assets, net	837	848
Total assets	$33,059	$33,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$439	$408
Accrued interest	273	369
Accrued other liabilities	1,729	1,848
Current portion of long-term debt	94	65
Total current liabilities	2,535	2,690
Long-term financing obligations	12,793	12,759
Long-term debt	12,171	12,224
Deferred tax liability	112	102
Other long-term liabilities	860	871
Total liabilities	28,471	28,646
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	4,404	4,552
Noncontrolling interests	184	168
Total stockholders’ equity	4,588	4,720
Total liabilities and stockholders’ equity	$33,059	$33,366
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
NET REVENUES:
Casino	$1,535	$1,585
Food and beverage	422	427
Hotel	493	503
Other	292	315
Net revenues	2,742	2,830
OPERATING EXPENSES:
Casino	852	828
Food and beverage	263	251
Hotel	137	137
Other	94	107
General and administrative	500	509
Corporate	78	79
Depreciation and amortization	327	300
Transaction and other costs, net	6	16
Total operating expenses	2,257	2,227
Operating income	485	603
OTHER EXPENSE:
Interest expense, net	(590)	(594)
Loss on extinguishment of debt	(48)	(197)
Other income	26	3
Total other expense	(612)	(788)
Loss from continuing operations before income taxes	(127)	(185)
Benefit (provision) for income taxes	(15)	49
Loss from continuing operations, net of income taxes	(142)	(136)
Net loss	(142)	(136)
Net income attributable to noncontrolling interests	(16)	—
Net loss attributable to Caesars	$(158)	$(136)

Net loss per share - basic and diluted:
Basic loss per share	$(0.73)	$(0.63)
Diluted loss per share	$(0.73)	$(0.63)
Weighted average basic shares outstanding	216	215
Weighted average diluted shares outstanding	216	215
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2024	2023
Net loss	$(142)	$(136)
Foreign currency translation adjustments	—	2
Other	(1)	4
Other comprehensive income (loss), net of tax	(1)	6
Comprehensive loss	(143)	(130)
Comprehensive income attributable to noncontrolling interests	(16)	—
Comprehensive loss attributable to Caesars	$(159)	$(130)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2023	—	$—	216	$—	$7,001	$(2,523)	$97	$(23)	$168	$4,720
Stock-based compensation	—	—	—	—	25	—	—	—	—	25
Net loss	—	—	—	—	—	(158)	—	—	16	(142)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	—	—	(1)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(14)	—	—	—	—	(14)
Balance, March 31, 2024	—	$—	216	$—	$7,012	$(2,681)	$96	$(23)	$184	$4,588

Balance, December 31, 2022	—	$—	215	$—	$6,953	$(3,309)	$92	$(23)	$38	$3,751
Stock-based compensation	—	—	—	—	27	—	—	—	—	27
Net loss	—	—	—	—	—	(136)	—	—	—	(136)
Other comprehensive income, net of tax	—	—	—	—	—	—	6	—	—	6
Shares withheld related to net share settlement of stock awards	—	—	—	—	(13)	—	—	—	—	(13)
Balance, March 31, 2023	—	$—	215	$—	$6,967	$(3,445)	$98	$(23)	$38	$3,635
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(142)	$(136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	327	300
Amortization of deferred financing costs and discounts	45	55
Provision for doubtful accounts	10	4
Loss on extinguishment of debt	48	197
Non-cash lease amortization	7	15
(Gain) loss on investments	(1)	5
Stock compensation expense	25	27
Loss on sale of business and disposal of property and equipment	1	2
Deferred income taxes	15	(50)
Other non-cash adjustments to net loss	(25)	—
Change in operating assets and liabilities:
Accounts receivable	47	40
Prepaid expenses and other assets	(27)	(21)
Income taxes receivable and payable, net	(3)	(1)
Accounts payable, accrued expenses and other liabilities	(247)	(263)
Net cash provided by operating activities	80	174

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(264)	(272)
Proceeds from sale of business, property and equipment, net of cash sold	—	1
Other	—	40
Net cash used in investing activities	(264)	(231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	4,825	4,700
Repayments of long-term debt and revolving credit facilities	(4,828)	(4,630)
Financing obligation payments	—	(1)
Debt issuance and extinguishment costs	(77)	(79)
Taxes paid related to net share settlement of equity awards	(14)	(13)
Net cash used in financing activities	(94)	(23)
Decrease in cash, cash equivalents and restricted cash	(278)	(80)
Cash, cash equivalents and restricted cash, beginning of period	1,143	1,303
Cash, cash equivalents and restricted cash, end of period	$865	$1,223

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$726	$965
Restricted cash	126	155
Restricted and escrow cash included in other assets, net	13	103
Total cash, cash equivalents and restricted cash	$865	$1,223
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid for debt	$327	$295
Cash interest paid for rent related to financing obligations	330	320
Income taxes paid, net	3	2
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	245	148
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
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2023 Annual Report.
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
The Company is a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, the Company grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. in 2017, Tropicana Entertainment, Inc. in 2018, Caesars Entertainment Corporation in 2020 and William Hill PLC in 2021. The Company’s ticker symbol on the NASDAQ Stock Market is “CZR.”
Description of Business
The Company owns, leases, brands or manages an aggregate of 53 domestic properties in 18 states with approximately 50,500 slot machines, video lottery terminals and e-tables, approximately 2,700 table games and approximately 45,000 hotel rooms as of March 31, 2024. In addition, the Company has other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its casino properties’ gaming operations, which includes retail and online sports betting and online gaming, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and online sports betting, iGaming, horse racing and online poker are included under the Caesars Digital segment. The Company operates the Caesars Sportsbook app, the Caesars Racebook app and the recently launched Caesars Palace Online Casino app. The Company operates retail and online sports wagering in 31 jurisdictions in North America, 26 of which offer online sports betting, and operates iGaming in five jurisdictions in North America as of March 31, 2024. The Company expects to continue to grow its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and iGaming.
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
The presentation of financial information herein for the periods after our completed divestiture of Rio All-Suite Hotel & Casino in the third quarter of 2023 is not fully comparable to the periods prior to such divestiture.
Consolidation of Subsidiaries and Variable Interest Entities
Our Financial Statements include the accounts of Caesars Entertainment, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Fair Value Measurements
The Company measures certain of its financial assets and liabilities at fair value, on a recurring basis, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Levels of the hierarchy prioritize the inputs used to measure fair value and include:
•Level 1: Observable inputs such as quoted prices in active markets.
•Level 2: Inputs other than quoted prices in active markets that are either directly or indirectly observable.
•Level 3: Unobservable inputs that reflect the Company’s own assumptions, as there is little, if any, related market activity.
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
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s deferred compensation plans. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1) and represent the amounts the Company would expect to receive if the Company sold these marketable securities. As of both March 31, 2024 and December 31, 2023, the Company held $2 million in Level 1 securities.
Derivative Instruments
The Company may enter into derivative instruments to hedge the risk of fluctuations in interest rates, foreign exchange rates or pricing for other commodities. These agreements are designated as cash flow hedges. As of March 31, 2024 and December 31, 2023, the Company did not hold any cash flow hedges or any derivative financial instruments for trading purposes.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Advertising
Advertising costs are expensed in the period the advertising first occurs. Advertising costs for the three months ended March 31, 2024 and 2023 were $64 million and $68 million, respectively, and are included within operating expenses. Advertising costs related to the Caesars Digital segment are primarily recorded in Casino expense.
Interest Expense, Net

	Three Months Ended March 31,
(In millions)	2024	2023
Interest expense	$607	$604
Capitalized interest	(15)	(6)
Interest income	(2)	(4)
Total interest expense, net	$590	$594
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures,” which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This guidance is effective for years beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. Early adoption is permitted. Amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the amendments in this update to have a material impact on our Financial Statements.
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
Note 3. Property and Equipment

(In millions)	March 31, 2024	December 31, 2023
Land	$2,088	$2,088
Buildings, riverboats, and leasehold and land improvements	13,622	13,543
Furniture, fixtures, and equipment	2,484	2,409
Construction in progress	932	762
Total property and equipment	19,126	18,802
Less: accumulated depreciation	(4,323)	(4,046)
Total property and equipment, net	$14,803	$14,756
A portion of our property and equipment is subject to various operating leases for which we are the lessor. Leased property includes our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended March 31,
(In millions)	2024	2023
Depreciation expense	$291	$264

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease.
Note 4. Goodwill and Intangible Assets, net

Changes in Carrying Value of Goodwill and Other Intangible Assets
		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
Balances as of December 31, 2023	$946	$10,990	$3,577
Amortization expense	(36)	—	—
Balances as of March 31, 2024	$910	$10,990	$3,577

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	March 31, 2024				December 31, 2023
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$587	$(382)	$205	$587	$(360)	$227
Gaming rights and other	10 - 34 years	242	(31)	211	242	(28)	214
Trademarks	15 years	313	(96)	217	313	(91)	222
Reacquired rights	24 years	250	(30)	220	250	(28)	222
Technology	6 years	110	(53)	57	110	(49)	61
		$1,502	$(592)	910	$1,502	$(556)	946

Non-amortizing intangible assets other than Goodwill
Trademarks				1,998			1,998
Gaming rights				1,056			1,056
Caesars Rewards				523			523
				3,577			3,577
Total amortizing and non-amortizing intangible assets other than Goodwill, net				$4,487			$4,523
Amortization expense with respect to intangible assets totaled $36 million for both the three months ended March 31, 2024 and 2023, which is included in Depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2024	Years Ended December 31,
(In millions)		2025	2026	2027	2028	2029
Estimated annual amortization expense	$93	$122	$122	$80	$43	$9
Note 5. Litigation, Commitments and Contingencies
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Contractual Commitments
Capital Commitments
Harrah’s New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board, entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation and the City entered into a Second Amended and Restated Lease Agreement. Based on these amendments related to Harrah’s New Orleans, the Company was required to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. The capital investment involves the rebranding of the property to Caesars New Orleans which includes a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340-room hotel tower. The project has a current capital plan of approximately $430 million, and as of March 31, 2024, total capital expenditures have been $329 million since the project began.
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Some of the agreements provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of March 31, 2024 and December 31, 2023, obligations related to these agreements were $566 million and $605 million, respectively, with contracts extending through 2040. These obligations include leasing of event suites that are generally considered short-term leases for which the Company does not record a right of use asset or lease liability. The Company recognizes expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability as of March 31, 2024 and December 31, 2023, was $218 million and $200 million, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 6. Long-Term Debt

	March 31, 2024				December 31, 2023
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Revolving Credit Facility	2028	variable	$—	$—	$—
CEI Term Loan A	2028	variable	703	701	710
CEI Term Loan B	2030	variable	2,475	2,427	2,432
CEI Term Loan B-1	2031	variable	2,900	2,861	—
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,979	1,978
CEI Senior Secured Notes due 2032	2032	6.50%	1,500	1,482	—
CEI Senior Secured Notes due 2025	N/A	N/A	—	—	3,374
CRC Senior Secured Notes	N/A	N/A	—	—	983
Unsecured Debt
CEI Senior Notes due 2027	2027	8.125%	1,611	1,595	1,593
CEI Senior Notes due 2029	2029	4.625%	1,200	1,188	1,188
Special Improvement District Bonds	2037	4.30%	45	45	45
Long-term notes and other payables			2	2	2
Total debt			12,436	12,280	12,305
Current portion of long-term debt			(94)	(94)	(65)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(15)	(16)
Long-term debt			$12,342	$12,171	$12,224

Unamortized discounts and deferred finance charges				$171	$150
Fair value			$12,446

Annual Estimated Debt Service Requirements as of March 31, 2024
	Remaining	Years Ended December 31,
(In millions)	2024	2025	2026	2027	2028	Thereafter	Total
Annual maturities of long-term debt	$72	$94	$94	$1,705	$616	$9,855	$12,436
Estimated interest payments	610	870	830	810	650	1,220	4,990
Total debt service obligation (a)	$682	$964	$924	$2,515	$1,266	$11,075	$17,426
____________________
(a)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking SOFR curve, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of March 31, 2024 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of March 31, 2024 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Terms of Outstanding Debt
CEI Term Loans and CEI Revolving Credit Facility
CEI is party to a credit agreement, dated as of July 20, 2020, with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, and certain banks and other financial institutions and lenders party thereto (the “CEI Credit Agreement”), which, as amended, provides for the CEI Revolving Credit Facility in an aggregate principal amount of $2.25 billion (the “CEI Revolving Credit Facility”) and will mature on January 31, 2028. The CEI Revolving Credit Facility includes a letter of credit sub-facility of $388 million and contains reserves of $40 million which are available only for certain permitted uses.
On October 5, 2022, Caesars entered into an amendment to the CEI Credit Agreement pursuant to which the Company incurred a senior secured term loan in an aggregate principal amount of $750 million (the “CEI Term Loan A”) as a new term loan under the credit agreement and made certain other amendments to the CEI Credit Agreement. The CEI Term Loan A will mature on January 31, 2028, subject to a springing maturity in the event certain other long-term debt of Caesars is not extended or repaid. The CEI Term Loan A requires scheduled quarterly payments in amounts equal to 1.25% of the original aggregate principal amount of the CEI Term Loan A, with the balance payable at maturity. The Company may make voluntary prepayments of the CEI Term Loan A at any time prior to maturity at par.
Borrowings under the CEI Revolving Credit Facility and the CEI Term Loan A bear interest, paid monthly or quarterly, at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on Secured Overnight Financing Rate (“Term SOFR”) for the applicable interest period plus an adjustment of 0.10% per annum (“Adjusted Term SOFR”), subject to a floor of 0% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Adjusted Term SOFR loan and 1.25% per annum in the case of any Base Rate loan, subject to three 0.25% step-downs based on the Company’s net total leverage ratio. In addition, on a quarterly basis, the Company is required to pay each lender under the CEI Revolving Credit Facility a commitment fee in respect of any unused commitments under the CEI Revolving Credit Facility in the amount of 0.35% per annum of the principal amount of the unused commitments of such lender, subject to three 0.05% step-downs based on the Company’s net total leverage ratio.
On February 6, 2023, Caesars entered into an Incremental Assumption Agreement No. 2 pursuant to which the Company incurred a new senior secured term loan facility in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B”) as a new term loan under the CEI Credit Agreement. The CEI Term Loan B requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B bear interest, paid monthly, at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the Adjusted Term SOFR, subject to a floor of 0.50% or (b) a base rate (the “TLB Base Rate”) determined by reference to the highest of (i) the Prime Rate in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 3.25% per annum in the case of any Adjusted Term SOFR loan and 2.25% per annum in the case of any TLB Base Rate loan, subject to one 0.25% step-down based on the Company’s net total leverage ratio. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature on February 6, 2030.
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
The net proceeds from the CEI Term Loan B-1 and the net proceeds from the issuance of the CEI Senior Secured Notes due 2032 (as described below), together with borrowings under the CEI Revolving Credit Facility, were used to tender, redeem, repurchase, defease, and/or satisfy and discharge any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees of both the 5.75% Senior Secured Notes due 2025 (the “CRC Senior Secured Notes”) and the 6.25%

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Senior Secured Notes due 2025 (the “CEI Senior Secured Notes due 2025”). As a result of these transactions, the Company recognized $48 million of loss on early extinguishment of debt.
During the three months ended March 31, 2024, the Company utilized and fully repaid the CEI Revolving Credit Facility. Such activity is presented in the financing section in the Statements of Cash Flows. As of March 31, 2024, the Company had $2.1 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $70 million in outstanding letters of credit, $46 million committed for regulatory purposes, and the reserves described above.
CEI Senior Secured Notes due 2030
On February 6, 2023, the Company issued $2.0 billion in aggregate principal amount of 7.00% senior secured notes (the “CEI Senior Secured Notes due 2030”) pursuant to an indenture by and among the Company, the subsidiary guarantors party thereto from time to time, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2030 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2030 will mature on February 15, 2030, with interest payable semi-annually on February 15 and August 15 of each year.
CEI Senior Secured Notes due 2032
On February 6, 2024, the Company issued $1.5 billion in aggregate principal amount of 6.50% senior secured notes due 2032 (the “CEI Senior Secured Notes due 2032”) pursuant to an indenture by and among the Company, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2032 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2032 will mature on February 15, 2032, with interest payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2024.
CEI Senior Secured Notes due 2025
On July 6, 2020, Colt Merger Sub, Inc. (the “Escrow Issuer”) issued $3.4 billion in aggregate principal amount of the CEI Senior Secured Notes due 2025 pursuant to an indenture dated July 6, 2020, by and among the Escrow Issuer, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2025 ranked equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2025 were scheduled to mature on July 1, 2025, with interest payable semi-annually on January 1 and July 1 of each year. On April 5, 2023, the Company purchased $1 million in principal amount of the CEI Senior Secured Notes due 2025. On February 6, 2024, the Company fully tendered, redeemed, repurchased, defeased, and/or satisfied and discharged any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees.
CRC Senior Secured Notes due 2025
On July 6, 2020, the Escrow Issuer issued $1.0 billion in aggregate principal amount of the CRC Senior Secured Notes due 2025 pursuant to an indenture, dated July 6, 2020, by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. The CRC Senior Secured Notes ranked equally with all existing and future first priority lien obligations of CRC, CRC Finco, Inc. and the subsidiary guarantors. The CRC Senior Secured Notes were scheduled to mature on July 1, 2025, with interest payable semi-annually on January 1 and July 1 of each year. On February 6, 2024, the Company fully tendered, redeemed, repurchased, defeased, and/or satisfied and discharged any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees.
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes due 2027”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The CEI Senior Notes due 2027 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2027 will mature on July 1, 2027, with interest payable semi-annually on January 1 and July 1 of each year.
CEI Senior Notes due 2029
On September 24, 2021, the Company issued $1.2 billion in aggregate principal amount of 4.625% Senior Notes due 2029 (the “CEI Senior Notes due 2029”) pursuant to an indenture dated as of September 24, 2021, between the Company and U.S. Bank National Association, as trustee. The CEI Senior Notes due 2029 rank equally with all existing and future senior unsecured

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2029 will mature on October 15, 2029, with interest payable semi-annually on April 15 and October 15 of each year.
Debt Covenant Compliance
The CEI Revolving Credit Facility, the CEI Term Loan A, the CEI Term Loan B, the CEI Term Loan B-1, and the indentures governing the CEI Senior Secured Notes due 2030, the CEI Senior Secured Notes due 2032, the CEI Senior Notes due 2027, and the CEI Senior Notes due 2029 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
The CEI Revolving Credit Facility and the CEI Term Loan A include a maximum net total leverage ratio financial covenant of 7.25:1 until December 31, 2024 and 6.50:1 from and after December 31, 2024. In addition, the CEI Revolving Credit Facility and the CEI Term Loan A include a minimum fixed charge coverage ratio financial covenant of 1.75:1 until December 31, 2024 and 2.0:1 from and after December 31, 2024. From and after the repayment of the CEI Term Loan A, the financial covenants applicable to the CEI Revolving Credit Facility will be tested solely to the extent that certain testing conditions are satisfied. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.
As of March 31, 2024, the Company was in compliance with all of the applicable financial covenants described above.
Guarantees
The CEI Revolving Credit Facility, the CEI Term Loan A, the CEI Term Loan B, the CEI Term Loan B-1, the CEI Senior Secured Notes due 2030 and the CEI Senior Secured Notes due 2032 are guaranteed on a senior secured basis by each existing and future material wholly-owned domestic subsidiary of the Company and are secured by substantially all of the existing and future property and assets of the Company and its subsidiary guarantors (subject to certain exceptions). The CEI Senior Notes due 2027 and the CEI Senior Notes due 2029 are guaranteed on a senior unsecured basis by such subsidiaries.
Note 7. Revenue Recognition
The Company’s Statements of Operations present net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below. Refer to Note 12 for additional information on the Company’s reportable segments.

	Three Months Ended March 31, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$239	$1,031	$266	$—	$(1)	$1,535
Food and beverage	287	135	—	—	—	422
Hotel	362	131	—	—	—	493
Other	140	68	16	68	—	292
Net revenues	$1,028	$1,365	$282	$68	$(1)	$2,742

	Three Months Ended March 31, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$309	$1,058	$219	$—	$(1)	$1,585
Food and beverage	290	137	—	—	—	427
Hotel	373	130	—	—	—	503
Other	159	64	19	69	4	315
Net revenues	$1,131	$1,389	$238	$69	$3	$2,830

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Accounts Receivable, Net
(In millions)	March 31, 2024	December 31, 2023
Casino	$222	$274
Food and beverage and hotel	133	118
Other	196	216
Accounts receivable, net	$551	$608
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
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2024	2023	2024	2023	2024	2023
Balance at January 1	$42	$45	$86	$87	$693	$693
Balance at March 31	39	38	85	89	631	637
Increase / (decrease)	$(3)	$(7)	$(1)	$2	$(62)	$(56)
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended March 31, 2024 and 2023, we recognized approximately $493 million and $503 million, respectively, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statements of Operations and during the three months ended March 31, 2024 and 2023, lease revenue related to conventions was approximately $13 million and $14 million, respectively.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended March 31, 2024 and 2023, we recognized approximately $35 million and $37 million, respectively.
Real estate lease revenue includes $13 million and $14 million of variable rental income for the three months ended March 31, 2024 and 2023, respectively.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 8. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Net loss attributable to Caesars	$(158)	$(136)
Shares outstanding:
Weighted average shares outstanding – basic	216	215
Weighted average shares outstanding – diluted	216	215

Net loss per common share attributable to common stockholders – basic:	$(0.73)	$(0.63)
Net loss per common share attributable to common stockholders – diluted:	$(0.73)	$(0.63)
For a period in which the Company generated a net loss from continuing operations, the Weighted average shares outstanding - basic was used in calculating Diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

Weighted-Average Number of Anti-Dilutive Shares Excluded from the Calculation of Earnings per Share

	Three Months Ended March 31,
(In millions)	2024	2023
Stock-based compensation awards	4	4
Total anti-dilutive common stock	4	4
Note 9. Stock-Based Compensation and Stockholders’ Equity
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
Total stock-based compensation expense in the accompanying Statements of Operations totaled $25 million and $27 million during the three months ended March 31, 2024 and 2023, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (“2015 Plan”)
During the three months ended March 31, 2024, as part of the annual incentive program, the Company granted 1.7 million RSUs to eligible participants with an aggregate fair value of $78 million and a ratable vesting period of one to three years. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
During the three months ended March 31, 2024, the Company also granted 107 thousand PSUs that are scheduled to cliff vest over a period of one to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached. The aggregate value of PSUs granted during the quarter was $4.7 million as of March 31, 2024.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In addition, during the three months ended March 31, 2024, the Company granted 429 thousand MSUs that are scheduled to cliff vest over a period of one to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the three months ended March 31, 2024 was $25 million.
During the three months ended March 31, 2024, there were no grants of stock options. In addition, during the three months ended March 31, 2024, 799 thousand, 99 thousand and 19 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 Plan.
Outstanding at End of Period

	March 31, 2024		December 31, 2023
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Restricted stock units	2,813,633	50.48	1,922,419	60.11
Performance stock units	358,615	43.74	328,230	46.88
Market-based stock units	1,134,413	73.64	872,019	85.11
____________________
(a)Represents the weighted-average grant date fair value for RSUs, weighted-average grant date fair value for PSUs where the grant date has been achieved, the price of CEI common stock as of the balance sheet date for PSUs where a grant date has not been achieved, and the grant date fair value of the MSUs determined using the Monte-Carlo simulation model.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2024 and 2023 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2022	$94	$(1)	$(1)	$92
Other comprehensive income before reclassifications	—	2	4	6
Total other comprehensive income, net of tax	—	2	4	6
Balances as of March 31, 2023	$94	$1	$3	$98

Balances as of December 31, 2023	$94	$—	$3	$97
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Total other comprehensive loss, net of tax	—	—	(1)	(1)
Balances as of March 31, 2024	$94	$—	$2	$96
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
As of March 31, 2024, the Company has acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the three months ended March 31, 2024 and 2023.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 10. Income Taxes
The Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three months ended March 31, 2024 and 2023. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate (“AETR”), and therefore, the AETR method would not provide a reliable estimate.

Income Tax Allocation
	Three Months Ended March 31,
(In millions)	2024	2023
Loss from continuing operations before income taxes	$(127)	$(185)
Benefit (provision) for income taxes	(15)	49
Effective tax rate	(11.8)%	26.5%
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
The income tax provision for the three months ended March 31, 2024 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
The income tax benefit for the three months ended March 31, 2023 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to state deferred tax benefits generated from net operating losses becoming available due to elections to treat certain subsidiary corporations as disregarded entities for income tax purposes.
The Company, including its subsidiaries, files tax returns with federal, state, and foreign jurisdictions. The Company does not have tax sharing agreements with the other members within its consolidated group. The Company is subject to exam by various state and foreign tax authorities. With few exceptions, the Company is no longer subject to US federal or state and local tax assessments by tax authorities for years before 2020, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 11. Related Party and Affiliate Transactions
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Resort Casino Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) (the “CSY Lease”). CSY is a general partnership in which a trust has an approximate 27% interest. The Company’s Executive Chairman of the Board, Gary L. Carano, and his siblings are direct or indirect beneficiaries of the trust. The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations of 1 to 2 percent through the term of the lease. Commensurate with its interest, the trust receives directly from the Company approximately 27% of the rent paid by the Company. As of March 31, 2024 and December 31, 2023, there were no amounts due to or from CSY.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
CVA Holdco, LLC
In May 2023, the Company entered into a joint venture, CVA Holdco, LLC, with EBCI and an additional minority partner, to construct, own and operate a gaming facility in Danville, Virginia (“Caesars Virginia”). Caesars Virginia opened in a temporary facility on May 15, 2023 which will be replaced by a permanent facility that is currently under construction and is estimated to open in December 2024. As the managing member, the Company will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. While the Company holds a 49.5% variable interest in the joint venture, it is the primary beneficiary; as such, the joint venture’s operations are included in the Financial Statements, with a minority interest recorded reflecting the operations attributed to the other partners. The Company participates ratably, based on ownership percentage, with the partners in the profits and losses of the joint venture. As of March 31, 2024, the Company has received $116 million in contributions for the project. Subsequent to March 31, 2024, Caesars Virginia, LLC, a subsidiary of CVA Holdco, LLC, entered into a five-year term loan and revolving credit facility agreement totaling $425 million on April 26, 2024.
Pompano Joint Venture
In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino and racetrack at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish will be responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such, the investment in the joint venture is accounted for using the equity method and is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheet. The Company participates evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other costs, net on the Statements of Operations.
As of March 31, 2024, the Company has contributed a total of $7 million in cash contributions since inception of the joint venture, which includes capital calls totaling $3 million in October 2023 that the Company elected to participate in. Additionally, the Company has contributed approximately 209 acres of land with a total fair value of approximately $69 million. The Company has no further obligation to contribute additional real estate or cash. During the year ended December 31, 2023, the Company recorded $64 million of income related to the investment, primarily due to the joint venture’s gain on the sale of a land parcel. As of both March 31, 2024 and December 31, 2023, the Company’s investment in the joint venture was $147 million and is recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets.
Note 12. Segment Information
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company’s principal operating activities occur in four reportable segments. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars: (1) Las Vegas, (2) Regional, (3) Caesars Digital, and (4) Managed and Branded, in addition to Corporate and Other. See table below for a summary of these segments. Also, see Note 3 and Note 4 for a discussion of any impairment of intangible assets or long-lived assets related to certain segments, when applicable.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of March 31, 2024:

Las Vegas	Regional		Managed and Branded
Caesars Palace Las Vegas	Caesars Atlantic City	Harveys Lake Tahoe	Managed
The Cromwell	Caesars Virginia (a)	Horseshoe Baltimore	Harrah’s Ak-Chin
Flamingo Las Vegas	Circus Circus Reno	Horseshoe Black Hawk	Harrah’s Cherokee
Harrah’s Las Vegas	Eldorado Gaming Scioto Downs	Horseshoe Bossier City	Harrah’s Cherokee Valley River
Horseshoe Las Vegas	Eldorado Resort Casino Reno	Horseshoe Council Bluffs	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Grand Victoria Casino	Horseshoe Hammond	Caesars Windsor
Paris Las Vegas	Harrah’s Atlantic City	Horseshoe Indianapolis	Branded
Planet Hollywood Resort & Casino	Harrah’s Columbus Nebraska (b)	Horseshoe Lake Charles	Caesars Republic Scottsdale
	Harrah’s Council Bluffs	Horseshoe St. Louis	Caesars Southern Indiana
Caesars Digital	Harrah’s Gulf Coast	Horseshoe Tunica	Harrah’s Northern California
Caesars Digital	Harrah’s Hoosier Park Racing & Casino	Isle Casino Bettendorf
	Harrah’s Joliet	Isle of Capri Casino Boonville
	Harrah’s Lake Tahoe	Isle of Capri Casino Lula
	Harrah’s Laughlin	Isle Casino Waterloo
	Harrah’s Metropolis	Lady Luck Casino - Black Hawk
	Harrah’s New Orleans	Silver Legacy Resort Casino
	Harrah’s North Kansas City	Trop Casino Greenville
	Harrah’s Philadelphia	Tropicana Atlantic City
	Harrah’s Pompano Beach	Tropicana Laughlin Hotel & Casino
____________________
(a)Temporary gaming facility opened on May 15, 2023. The construction of the permanent facility of Caesars Virginia is expected to be completed in December 2024.
(b)Temporary gaming facility opened on June 12, 2023 and closed on March 20, 2024 in anticipation of the permanent facility opening in May 2024.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other:

	Three Months Ended March 31,
(In millions)	2024	2023
Las Vegas:
Net revenues	$1,028	$1,131
Adjusted EBITDA	440	533
Regional:
Net revenues	1,365	1,389
Adjusted EBITDA	433	448
Caesars Digital:
Net revenues	282	238
Adjusted EBITDA	5	(4)
Managed and Branded:
Net revenues	68	69
Adjusted EBITDA	18	19
Corporate and Other:
Net revenues	(1)	3
Adjusted EBITDA	(43)	(38)
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2024	2023
Net loss attributable to Caesars	$(158)	$(136)
Net income attributable to noncontrolling interests	16	—
(Benefit) provision for income taxes	15	(49)
Other income (a)	(26)	(3)
Loss on extinguishment of debt	48	197
Interest expense, net	590	594
Depreciation and amortization	327	300
Transaction costs and other, net (b)	16	28
Stock-based compensation expense	25	27
Adjusted EBITDA	$853	$958

Adjusted EBITDA by Segment:
Las Vegas	$440	$533
Regional	433	448
Caesars Digital	5	(4)
Managed and Branded	18	19
Corporate and Other	(43)	(38)
____________________
(a)Other income for the three months ended March 31, 2024 primarily represents a change in estimate of our disputed claims liability.
(b)Transaction costs and other, net primarily includes costs related to non-cash losses on the write down and disposal of assets, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with our temporary facility openings, and non-cash changes in equity method investments.

Total Assets - By Segment
(In millions)	March 31, 2024	December 31, 2023
Las Vegas	$24,425	$24,230
Regional	15,423	15,291
Caesars Digital	999	1,095
Managed and Branded	240	224
Corporate and Other (a)	(8,028)	(7,474)
Total	$33,059	$33,366
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial position and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three months ended March 31, 2024 and 2023 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2023 Annual Report.
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
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, we grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. in 2017, Tropicana Entertainment, Inc. in 2018, Caesars Entertainment Corporation in 2020 and William Hill PLC in 2021. Our ticker symbol on the NASDAQ Stock Market is “CZR.”
We own, lease, brand, or manage an aggregate of 53 domestic properties in 18 states with approximately 50,500 slot machines, video lottery terminals and e-tables, approximately 2,700 table games and approximately 45,000 hotel rooms as of March 31, 2024. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc. Our primary source of revenue is generated by our casino properties’ gaming operations, our retail and online sports betting, and online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of March 31, 2024, we owned 22 of our casinos and leased 24 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to a regional lease, a Las Vegas lease and a Joliet lease (the “VICI Leases”). In addition, we lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease associated with our Horseshoe St. Louis property (together with the GLPI Master Lease, the “GLPI Leases”).

We operate and conduct retail and online sports wagering across 31 jurisdictions in North America, 26 of which offer online sports betting. Additionally, we operate iGaming in five jurisdictions in North America. The map below illustrates Caesars Digital’s presence as of March 31, 2024:

ON
WA
MT
ND
MN
OR
ID
SD
WI
WY
MI
NY
ME
VT
NH
MA
CT
RI
NJ
PA
DE
MD
DC
NV
UT
CO
NE
IA
IL
IN
OH
WV
VA
KS
MO
KY
CA
AZ
NM
OK
AR
TN
NC
SC
MS
AL
GA
LA
TX
FL
Online Sports Betting
Online Sports Betting & iGaming
Retail Only

Jurisdictions Not Presented Above:

- The Bahamas
- Puerto Rico

In 2022, we partnered with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and have launched the Caesars Racebook app within 21 states as of March 31, 2024. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
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

As of March 31, 2024, we have contributed a total of $7 million in cash contributions since inception of the joint venture, which include capital calls totaling $3 million in October 2023 that we elected to participate in. Additionally, we have contributed approximately 209 acres of land with a total fair value of approximately $69 million. We have no further obligation to contribute additional real estate or cash. During the year ended December 31, 2023, we recorded $64 million of income related to the investment, primarily due to the joint venture’s gain on the sale of a land parcel. As of both March 31, 2024 and December 31, 2023, our investment in the joint venture was $147 million and is recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets.
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
Presentation of Financial Information
The presentation of financial information herein for the periods after our completed divestiture of Rio All-Suite Hotel & Casino (“Rio”) in the third quarter of 2023 is not fully comparable to the periods prior to such divestiture.
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
Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results for the three months ended March 31, 2024 and 2023:
•New Developments – During the construction of the permanent facilities for Caesars Virginia and Harrah’s Columbus Nebraska, we opened temporary gaming facilities during the second quarter of 2023. Caesars Virginia’s temporary facility opened on May 15, 2023 and the permanent facility is scheduled to open in December 2024. Harrah’s Columbus Nebraska’s temporary facility was opened on June 12, 2023 through March 20, 2024 when it was closed in anticipation of the permanent facility opening in May 2024.
•Caesars Sportsbook, Caesars Racebook and iGaming mobile apps – We continue to launch Caesars Sportsbook and Caesars Racebook in new jurisdictions, and our online and mobile iGaming application, Caesars Palace Online Casino, launched in the summer of 2023. As new states and jurisdictions have legalized sports betting, we have made varying degrees of upfront investments which have been executed through marketing campaigns and promotional incentives to acquire new customers and establish our presence in the new state or jurisdiction. During the three months ended March 31, 2024 and 2023, we increased our promotional spend with the launch of Caesars Sportsbook in North Carolina in March 2024 and Ohio and Massachusetts in January and March 2023, respectively. We adjust our level of investment during the launch period in new jurisdictions based, in part, on prior experience and do not expect such investment to continue at elevated levels subsequent to the initial launch periods.
•Debt Transactions – During the three months ended March 31, 2024 and 2023, we refinanced $4.4 billion of debt for both periods. See Liquidity and Capital Resources below for 2024 transaction. As a result of these transactions, we recorded loss on early extinguishment of debt on the Statements of Operations of $48 million and $197 million, for the three months ended March 31, 2024 and 2023, respectively.
•Economic Factors Impacting Discretionary Spending – Gaming and other leisure activities we offer represent discretionary expenditures which may be sensitive to economic downturns which impacts our customer mix differently. We also monitor recent trends, including higher inflation, interest rates, and global hostilities, and the related effects on travel, our customers, and our operations.
Results of Operations
The following table highlights the results of our operations:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Net revenues:
Las Vegas	$1,028	$1,131
Regional	1,365	1,389
Caesars Digital	282	238
Managed and Branded	68	69
Corporate and Other (a)	(1)	3
Total	$2,742	$2,830

Net loss	$(142)	$(136)

Adjusted EBITDA (b):
Las Vegas	$440	$533
Regional	433	448
Caesars Digital	5	(4)
Managed and Branded	18	19
Corporate and Other (a)	(43)	(38)
Total	$853	$958

Net loss margin	(5.2)%	(4.8)%
Adjusted EBITDA margin	31.1%	33.9%
____________________
(a)Corporate and Other includes revenues related to certain licensing arrangements and various revenue sharing agreements. Corporate and Other Adjusted EBITDA includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees and other general and administrative expenses.
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the three months ended March 31, 2024 and 2023” discussion later in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.

Consolidated comparison of the three months ended March 31, 2024 and 2023
Net Revenues
Net revenues were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2024	2023	Variance
Casino	$1,535	$1,585	$(50)	(3.2)%
Food and beverage	422	427	(5)	(1.2)%
Hotel	493	503	(10)	(2.0)%
Other	292	315	(23)	(7.3)%
Net revenues	$2,742	$2,830	$(88)	(3.1)%
Consolidated net revenues decreased for the three months ended March 31, 2024 primarily due to a decline in casino revenues in our Las Vegas segment driven by lower table game hold in addition to the decrease in gaming volume associated with the divestiture of Rio in the third quarter of 2023 and unfavorable timing of major city-wide conventions for the current quarter compared to the same prior year period. Additionally, our Regional segment was impacted by inclement weather in several of our regional property locations during the current quarter causing declines in gaming volume. These results were partially offset by improved performance in our Caesars Digital segment and net revenues generated from the opening of our temporary gaming facilities at Caesars Virginia and Harrah’s Columbus Nebraska during the second quarter in 2023.
Operating Expenses
Operating expenses were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2024	2023	Variance
Casino	$852	$828	$24	2.9%
Food and beverage	263	251	12	4.8%
Hotel	137	137	—	—%
Other	94	107	(13)	(12.1)%
General and administrative	500	509	(9)	(1.8)%
Corporate	78	79	(1)	(1.3)%
Depreciation and amortization	327	300	27	9.0%
Transaction and other costs, net	6	16	(10)	(62.5)%
Total operating expenses	$2,257	$2,227	$30	1.3%
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
Casino expenses increased for the three months ended March 31, 2024 as compared to the same prior year period in connection with increased revenues in our Caesars Digital segment. Additionally, our Las Vegas segment’s casino expenses increased for the three months ended March 31, 2024 due to promotional costs associated with special events held over the Super Bowl weekend. We continue to strategically manage our marketing and advertising spend to reduce our casino expenses related to our Caesars Digital segment. Food and beverage expenses have increased mainly due to higher union and non-union wages in addition to increased employee head count in our Las Vegas segment associated with new food and beverage offerings. We continue to focus on labor efficiencies to manage rising labor costs.
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
Depreciation and amortization expenses increased for the three months ended March 31, 2024 as compared to the same prior year period primarily related to recently completed construction projects.
Transaction and other costs, net for the three months ended March 31, 2024 primarily includes non-cash losses on the write down and disposal of assets and non-cash changes in equity method investments. Transaction and other costs, net for the three months ended March 31, 2023 primarily includes pre-opening costs in connection with new property openings, professional services for integration activities and non-cash changes in equity method investments.
Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2024	2023	Variance
Interest expense, net	$(590)	$(594)	$4	0.7%
Loss on extinguishment of debt	(48)	(197)	149	75.6%
Other income	26	3	23	*
Benefit (provision) for income taxes	(15)	49	(64)	*
____________________
*    Not meaningful.
Interest expense, net decreased for the three months ended March 31, 2024, as compared to the same prior year period primarily due to a decrease of interest expense related to debt service from our efforts to reduce outstanding debt and additional capitalized interest resulting from the ongoing construction of our new permanent facilities. This was slightly offset by the increase from the annual rent escalator associated with our VICI Leases.
For the three months ended March 31, 2024, loss on extinguishment of debt was primarily related to the prepayments of the CEI Senior Secured Notes due 2025 and the Caesars Resort Collection (“CRC”) Senior Secured Notes. For the three months ended March 31, 2023, loss on extinguishment of debt was primarily related to the prepayments of the CRC Term Loan and the CRC Incremental Term Loan.
Other income for the three months ended March 31, 2024 primarily represents a change in estimate of our disputed claims liability.
The income tax provision for the three months ended March 31, 2024 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
The income tax benefit for the three months ended March 31, 2023 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to state deferred tax benefits generated from net operating losses becoming available due to elections to treat certain subsidiary corporations as disregarded entities for income tax purposes.

Segment comparison of the three months ended March 31, 2024 and 2023
Las Vegas Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2024	2023	Variance
Net revenues:
Casino	$239	$309	$(70)	(22.7)%
Food and beverage	287	290	(3)	(1.0)%
Hotel	362	373	(11)	(2.9)%
Other	140	159	(19)	(11.9)%
Net revenues	$1,028	$1,131	$(103)	(9.1)%

Table game drop	$842	$939	$(97)	(10.3)%
Table game hold %	18.2%	22.1%		(3.9) pts
Slot handle	$2,549	$2,749	$(200)	(7.3)%

Hotel occupancy	97.6%	95.4%		2.2 pts

Adjusted EBITDA	$440	$533	$(93)	(17.4)%
Adjusted EBITDA margin	42.8%	47.1%		(4.3) pts

Net income attributable to Caesars	$198	$293	$(95)	(32.4)%
Our Las Vegas segment’s net revenues, net income, Adjusted EBITDA, and Adjusted EBITDA margin decreased for the three months ended March 31, 2024, as compared to the same prior year period. Net revenues were negatively impacted by lower casino volumes associated with the divestiture of Rio in the third quarter of 2023 and unfavorable timing of major city-wide conventions for the current quarter compared to the same prior year period. In addition, table game hold decreased significantly from the high end of our typical range for the same prior year period to the lower end of our expected range. The Las Vegas segment was also negatively impacted by higher operating costs associated with (a) higher union and non-union wages, (b) increased employee head count associated with new food and beverage offerings and (c) increased promotional costs associated with special events held over the Super Bowl weekend. Other revenue decreased primarily due to lower entertainment revenues from a reduction in headliner performances in the current quarter, compared to the same prior year period.
For the three months ended March 31, 2024, slot win percentage in the Las Vegas segment was within our typical range.

Regional Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2024	2023	Variance
Net revenues:
Casino	$1,031	$1,058	$(27)	(2.6)%
Food and beverage	135	137	(2)	(1.5)%
Hotel	131	130	1	0.8%
Other	68	64	4	6.3%
Net revenues	$1,365	$1,389	$(24)	(1.7)%

Table game drop	$1,015	$1,013	$2	0.2%
Table game hold %	21.3%	21.6%		(0.3) pts
Slot handle	$10,216	$10,552	$(336)	(3.2)%

Adjusted EBITDA	$433	$448	$(15)	(3.3)%
Adjusted EBITDA margin	31.7%	32.3%		(0.6) pts

Net income attributable to Caesars	$41	$75	$(34)	(45.3)%
Our Regional segment’s net revenues decreased slightly for the three months ended March 31, 2024, as compared to the same prior year period, primarily due to inclement weather in several of our regional property locations that negatively impacted visitor volume. The Regional segment has also experienced declines in gaming volume from a shift in customer mix as our higher rated play has remained steady with some growth, offset slightly by a reduction in lower tiered and unrated play. Additionally, the continued impact of competition associated with new casino resorts opening in some of our regional markets and ongoing construction disruption from renovation projects at certain of our properties within the segment contributed to the decline in casino revenues. These negative factors were partially offset by the opening of our temporary gaming facilities at Caesars Virginia and Harrah’s Columbus Nebraska during the second quarter in 2023.
Slot win percentage in the Regional segment for the three months ended March 31, 2024 was within our typical range.

Caesars Digital Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2024	2023	Variance
Net revenues:
Casino (a)	$266	$219	$47	21.5%
Other	16	19	(3)	(15.8)%
Net revenues	$282	$238	$44	18.5%

Sports betting handle (b)	$3,379	$3,401	$(22)	(0.6)%
Sports betting hold %	6.7%	6.2%		0.5 pts

iGaming handle	$3,498	$2,414	$1,084	44.9%
iGaming hold %	3.3%	3.1%		0.2 pts

Adjusted EBITDA	$5	$(4)	$9	*
Adjusted EBITDA margin	1.8%	(1.7)%		*

Net loss attributable to Caesars	$(34)	$(32)	$(2)	(6.3)%
____________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and poker of $86 million and $77 million for the three months ended March 31, 2024 and 2023, respectively. Promotional and complimentary incentives for poker were $3 million and $4 million for the three months ended March 31, 2024 and 2023, respectively.
(b)Caesars Digital generated an additional $279 million and $328 million of sports betting handle for the three months ended March 31, 2024 and 2023, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 9.8% and 10.4%, for the three months ended March 31, 2024 and 2023, respectively. Sports betting handle includes $11 million and $12 million for the three months ended March 31, 2024 and 2023, respectively, related to horse racing and pari-mutuel wagers.
Caesars Digital reflects the operations for retail and online sports betting, iGaming, poker, and horse racing, which includes our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.
Caesars Digital’s net revenues, Adjusted EBITDA, and Adjusted EBITDA margin increased for the three months ended March 31, 2024, as compared to the same prior year period, primarily due to higher iGaming handle and hold. Sports betting hold improved for the three months ended March 31, 2024 compared to prior year, however, it remains at the lower end of our expected range due to less favorable hold during large sporting events in the current quarter. Both current year and prior year periods were negatively impacted with increased promotional spend during the launch of Caesars Sportsbook in North Carolina in March of 2024 and Ohio and Massachusetts in January and March of 2023, respectively.
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
Sports betting and iGaming hold percentages in the Caesars Digital segment for the three months ended March 31, 2024 were within our typical range.

Managed and Branded Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2024	2023	Variance
Net revenues:
Other	$68	$69	$(1)	(1.4)%
Net revenues	$68	$69	$(1)	(1.4)%

Adjusted EBITDA	$18	$19	$(1)	(5.3)%
Adjusted EBITDA margin	26.5%	27.5%		(1) pts

Net income attributable to Caesars	$18	$19	$(1)	(5.3)%
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

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2024	2023	Variance
Reimbursable management revenue	$50	$50	$—	—%
Reimbursable management cost	50	50	—	—%
Corporate & Other

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2024	2023	Variance
Net revenues:
Casino	$(1)	$(1)	$—	—%
Other	—	4	(4)	(100.0)%
Net revenues	$(1)	$3	$(4)	*

Adjusted EBITDA	$(43)	$(38)	$(5)	(13.2)%
____________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three Months Ended March 31, 2024 and 2023
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation expense, (gain) loss on extinguishment of debt, impairment charges, other (income) loss, net income (loss) attributable to noncontrolling interests, transaction costs associated with our acquisitions, developments, and divestitures, and non-cash changes in equity method investments. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, and payments under our leases with affiliates of VICI Properties Inc. and GLPI, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following tables summarizes our Adjusted EBITDA for the three months ended March 31, 2024 and 2023, respectively, in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended March 31,
(In millions)	2024	2023
Net loss attributable to Caesars	$(158)	$(136)
Net income attributable to noncontrolling interests	16	—
(Benefit) provision for income taxes	15	(49)
Other income (a)	(26)	(3)
Loss on extinguishment of debt	48	197
Interest expense, net	590	594
Depreciation and amortization	327	300
Transaction costs and other, net (b)	16	28
Stock-based compensation expense	25	27
Adjusted EBITDA	853	958
Pre-disposition Adjusted EBITDA (c)	—	(11)
Same-Store Adjusted EBITDA	$853	$947
____________________
(a)Other income for the three months ended March 31, 2024 primarily represents a change in estimate of our disputed claims liability.
(b)Transaction costs and other, net primarily includes costs related to non-cash losses on the write down and disposal of assets, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with our temporary facility openings, and non-cash changes in equity method investments.
(c)Adjustment for pre-disposition results of operations reflecting the subtraction of results of operations for Rio prior to divestiture on October 2, 2023. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors for the periods presented. The additional financial information is included to enable the comparison of current results with results of prior periods.
Liquidity and Capital Resources
We are a holding company, and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on existing cash on hand, cash flows from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources are existing cash on hand, cash flows from operations, availability of borrowings under our revolving credit facility and proceeds from the issuance of debt and equity securities. Our cash requirements may fluctuate significantly depending on our decisions with respect to business acquisitions or divestitures and strategic capital and marketing investments.
As of March 31, 2024, our cash on hand and revolving borrowing capacity was as follows:

(In millions)	March 31, 2024
Cash and cash equivalents	$726
Revolver capacity (a)	2,210
Revolver capacity committed to letters of credit	(70)
Revolver capacity committed as regulatory requirement	(46)
Total	$2,820
____________________
(a)Revolver capacity includes $2.25 billion under our CEI Revolving Credit Facility, maturing in January 2028, less $40 million reserved for specific purposes.
During the three months ended March 31, 2024, our operating activities generated operating cash inflows of $80 million, as compared to operating cash inflows of $174 million during the three months ended March 31, 2023, due to the results of operations described above.

On February 6, 2024, we entered into an Incremental Assumption Agreement No. 3 pursuant to which we incurred a new senior secured incremental term loan in an aggregate principal amount of $2.9 billion (the “CEI Term Loan B-1”) under the CEI Credit Agreement. The CEI Term Loan B-1 requires quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B-1, with the balance payable at maturity. Borrowings under the CEI Term Loan B-1 bear interest at a rate equal to, at our option, either (a) a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”), subject to a floor of 0.50% or (b) a base rate (the “TLB-1 Base Rate”) determined by reference to the highest of (i) the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.75% per annum in the case of any Term SOFR loan and 1.75% per annum in the case of any TLB-1 Base Rate loan. The CEI Term Loan B-1 was issued at a price of 99.75% of the principal amount and will mature on February 6, 2031.
Additionally, on February 6, 2024, we issued $1.5 billion in aggregate principal amount of 6.50% senior secured notes due 2032 (the “CEI Senior Secured Notes due 2032”) pursuant to an indenture by and among the Company, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2032 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2032 will mature on February 15, 2032, with interest payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2024.
The net proceeds from the issuance of the CEI Senior Secured Notes due 2032 and the net proceeds from the CEI Term Loan B-1, together with borrowings under the CEI Revolving Credit Facility, were used to tender, redeem, repurchase, defease, and/or satisfy and discharge any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees of both the 5.75% Senior Secured Notes due 2025 (the “CRC Senior Secured Notes”) and the 6.25% Senior Secured Notes due 2025 (the “CEI Senior Secured Notes due 2025”). As a result of these transactions, we recognized $48 million of loss on early extinguishment of debt.
We expect that our primary capital requirements going forward will relate to the expansion and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Master Lease, the VICI Leases and other leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the remainder of 2024 include expansion projects, hotel renovations and continued investment into new markets with our Caesars Sportsbook and iGaming applications in our Caesars Digital segment. In addition, we may, from time to time, seek to repurchase or prepay our outstanding indebtedness. Any such purchases or prepayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
We have agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Some of the agreements provide us with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of March 31, 2024 and December 31, 2023, obligations related to these agreements were $566 million and $605 million, respectively, with contracts extending through 2040. These obligations include leasing of event suites that are generally considered short term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
We continue to expand into new markets with projects such as our partnership with the Eastern Band of Cherokee Indians to build and develop Caesars Virginia which is estimated to open a permanent facility in December 2024. The permanent development has a budget of $650 million and is expected to include a premier destination resort casino along with a 320 room hotel and world-class casino floor including 1,300 slot machines, 85 live table games, a WSOP Poker Room, a Caesars Sportsbook, a live entertainment theater and 40,000 square feet of meeting and convention space. Additionally, we are developing Harrah’s Columbus Nebraska which is a casino development expected to feature a new one-mile horse racing surface, a 40,000-square-foot-casino and sportsbook with more than 400 slot machines and 20 table games, as well as a restaurant and retail space. In the second quarter of 2023, temporary gaming facilities for Caesars Virginia and Harrah’s Columbus Nebraska opened while the permanent facilities are being constructed. The temporary gaming facility for Harrah’s Columbus Nebraska closed on March 20, 2024 in anticipation of the permanent facility opening in May 2024.

As a condition of the extension of the casino operating contract and ground lease for Harrah’s New Orleans, we were also required to make a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024. The capital investment involves the rebranding of the property to Caesars New Orleans which includes a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340-room hotel tower. The project has a current capital plan of approximately $430 million, and as of March 31, 2024, total capital expenditures have been $329 million since the project began.
Cash used for capital expenditures totaled $264 million and $272 million for the three months ended March 31, 2024 and 2023, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our capital expenditures for the three months ended March 31, 2024, and an estimated range of capital expenditures for the remainder of 2024:

	Three Months Ended March 31, 2024	Estimate of Remaining Capital Expenditures for 2024
(In millions)	Actual	Low	High
Growth and renovation projects	$79	$250	$300
Caesars Digital	24	70	90
Maintenance projects	89	200	300
Total estimated capital expenditures from unrestricted cash	192	520	690

Caesars Virginia (a)	72	230	280

Total	$264	$750	$970
___________________
(a)On April 26, 2024, the joint venture entered into a new five-year $425 million pro rata bank financing to fund the remaining capital expenditures associated with the permanent casino resort facility, which is expected to open in December 2024. Excluding joint venture capital expenditure, we estimate 2024 cash capital expenditure spend of approximately $800 million.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $682 million for the remainder of 2024. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations, that take effect in November of each year, based on the Consumer Price Index. We estimate our lease payments to VICI and GLPI to be approximately $988 million for the remainder of 2024.
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
Debt and Master Lease Covenant Compliance
The CEI Revolving Credit Facility, the CEI Term Loan A, the CEI Term Loan B, the CEI Term Loan B-1, and the indentures governing the CEI Senior Secured Notes due 2030, the CEI Senior Secured Notes due 2032, the CEI Senior Notes due 2027, and the CEI Senior Notes due 2029 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit our ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
The CEI Revolving Credit Facility and the CEI Term Loan A include a maximum net total leverage ratio financial covenant of 7.25:1 until December 31, 2024 and 6.50:1 from and after December 31, 2024. In addition, the CEI Revolving Credit Facility and the CEI Term Loan A include a minimum fixed charge coverage ratio financial covenant of 1.75:1 until December 31, 2024 and 2.0:1 from and after December 31, 2024. From and after the repayment of the CEI Term Loan A, the financial covenants applicable to the CEI Revolving Credit Facility will be tested solely to the extent that certain testing conditions are satisfied. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.

The GLPI Leases and VICI Leases contain certain covenants requiring minimum capital expenditures based on a percentage of net revenues along with maintaining certain financial ratios.
As of March 31, 2024, we were in compliance with all of the applicable financial covenants described above.
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
As of March 31, 2024, we have acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the three months ended March 31, 2024 and 2023.
Contractual Obligations
There have been no other material changes during the three months ended March 31, 2024 to our contractual obligations as disclosed in Part II, Item 7 of the 2023 Annual Report. See Note 5 to our unaudited Financial Statements, which is included elsewhere in this report, for additional information regarding contractual obligations.
Other Liquidity Matters
We are faced with certain contingencies, from time to time, involving litigation, claims, assessments, environmental remediation or compliance. These commitments and contingencies are discussed in greater detail, when applicable, in “Part II, Item 1. Legal Proceedings” and Note 5 to our unaudited Financial Statements, both of which are included elsewhere in this report. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included elsewhere in the 2023 Annual Report.
Critical Accounting Policies
Our critical accounting policies disclosures are included in the 2023 Annual Report. There have been no material changes since December 31, 2023. We have not substantively changed the application of our policies, and there have been no material changes in assumptions or estimation techniques used as compared to those described in the 2023 Annual Report.
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
As of March 31, 2024, long-term variable-rate borrowings totaled $6.1 billion under the CEI Term Loans and no amounts were outstanding under the CEI Revolving Credit Facility. Long-term variable-rate borrowings under the CEI Term Loans represented approximately 49% of consolidated long-term debt as of March 31, 2024. As of March 31, 2024, the weighted average interest rates on our variable and fixed rate debt were 8.16% and 6.70%, respectively.
All of our variable rate debt instruments are subject to Term SOFR interest rates plus a reasonable margin.
We evaluate our exposure to market risk by monitoring interest rates in the marketplace and have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There have been no other material quantitative changes in our market risk exposure, or how such risks are managed from the information previously reported under Part II, Item 7A of the 2023 Annual Report.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our “Legal Proceedings,” refer to Note 5 of our Consolidated Condensed Financial Statements located elsewhere in this Quarterly Report on Form 10-Q and Note 11 to our Consolidated Financial Statements included in the 2023 Annual Report.
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
•the impact of the Data Incident and any other future cybersecurity breaches on our business, financial conditions and results of operations;
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
•our ability to retain performers and other entertainment offerings on acceptable terms; and
•other factors described in Part II, Item 1A. “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q and on our most recent Annual Reports on Form 10-K filed with the SEC.
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
Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in the 2023 Annual Report. There have been no material changes to those risk factors during the three months ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
Edmund L. Quatmann, Jr., Chief Legal Officer, entered into a pre-arranged stock trading plan on March 8, 2024. Mr. Quatmann’s plan provides for the potential sale by Mr. Quatmann of up to 66,241 shares of common stock between June 29, 2024 and June 30, 2025.
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
Previously filed on Form 8-K filed on February 7, 2024.

4.2
First Supplemental Indenture (6.50% CEI Senior Secured Notes due 2032), dated as of March 1, 2024, to Indenture, dated as of February 6, 2024, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Filed herewith.

10.1
Incremental Assumption Agreement No. 3, dated as of February 6, 2024, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on February 7, 2024.

10.2	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Bret Yunker.	Filed herewith.

10.3	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Stephanie Lepori.	Filed herewith.

10.4	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Thomas R. Reeg.	Filed herewith.

10.5	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Anthony Carano.	Filed herewith.

10.6	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Edmund L. Quatmann, Jr.	Filed herewith.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

Date: April 30, 2024	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2024	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)