Form 10-Q
period 2024-06-30
Caesars Entertainment, Inc.
filed 2024-07-30
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of July 25, 2024 was 216,337,975.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$830	$1,005
Restricted cash	111	122
Accounts receivable, net	546	608
Inventories	45	46
Prepayments and other current assets	291	264
Total current assets	1,823	2,045
Investments in and advances to unconsolidated affiliates	157	157
Property and equipment, net	14,860	14,756
Goodwill	10,949	10,990
Intangible assets other than goodwill	4,403	4,523
Deferred tax asset	54	47
Other long-term assets, net	838	848
Total assets	$33,084	$33,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$436	$408
Accrued interest	312	369
Accrued other liabilities	1,763	1,848
Current portion of long-term debt	100	65
Total current liabilities	2,611	2,690
Long-term financing obligations	12,829	12,759
Long-term debt	12,162	12,224
Deferred tax liability	115	102
Other long-term liabilities	872	871
Total liabilities	28,589	28,646
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	4,305	4,552
Noncontrolling interests	190	168
Total stockholders’ equity	4,495	4,720
Total liabilities and stockholders’ equity	$33,084	$33,366
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
NET REVENUES:
Casino	$1,557	$1,584	$3,092	$3,169
Food and beverage	435	435	857	862
Hotel	514	525	1,007	1,028
Other	324	335	616	650
Net revenues	2,830	2,879	5,572	5,709
OPERATING EXPENSES:
Casino	817	817	1,669	1,645
Food and beverage	266	258	529	509
Hotel	139	143	276	280
Other	100	111	194	218
General and administrative	465	499	965	1,008
Corporate	80	86	158	165
Impairment charges	118	—	118	—
Depreciation and amortization	326	323	653	623
Transaction and other costs, net	13	33	19	49
Total operating expenses	2,324	2,270	4,581	4,497
Operating income	506	609	991	1,212
OTHER EXPENSE:
Interest expense, net	(594)	(586)	(1,184)	(1,180)
Loss on extinguishment of debt	(3)	—	(51)	(197)
Other income (loss)	(1)	3	25	6
Total other expense	(598)	(583)	(1,210)	(1,371)
Income (loss) from continuing operations before income taxes	(92)	26	(219)	(159)
Benefit (provision) for income taxes	(10)	902	(25)	951
Income (loss) from continuing operations, net of income taxes	(102)	928	(244)	792
Net income (loss)	(102)	928	(244)	792
Net income attributable to noncontrolling interests	(20)	(8)	(36)	(8)
Net income (loss) attributable to Caesars	$(122)	$920	$(280)	$784

Net income (loss) per share - basic and diluted:
Basic income (loss) per share	$(0.56)	$4.27	$(1.29)	$3.65
Diluted income (loss) per share	$(0.56)	$4.26	$(1.29)	$3.63
Weighted average basic shares outstanding	216	215	216	215
Weighted average diluted shares outstanding	216	216	216	216
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$(102)	$928	$(244)	$792
Foreign currency translation adjustments	—	(1)	—	1
Other	—	1	(1)	5
Other comprehensive income (loss), net of tax	—	—	(1)	6
Comprehensive income (loss)	(102)	928	(245)	798
Comprehensive income attributable to noncontrolling interests	(20)	(8)	(36)	(8)
Comprehensive income (loss) attributable to Caesars	$(122)	$920	$(281)	$790
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2023	—	$—	216	$—	$7,001	$(2,523)	$97	$(23)	$168	$4,720
Stock-based compensation	—	—	—	—	25	—	—	—	—	25
Net income (loss)	—	—	—	—	—	(158)	—	—	16	(142)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	—	—	(1)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(14)	—	—	—	—	(14)
Balance, March 31, 2024	—	$—	216	$—	$7,012	$(2,681)	$96	$(23)	$184	$4,588
Stock-based compensation	—	—	—	—	24	—	—	—	—	24
Net income (loss)	—	—	—	—	—	(122)	—	—	20	(102)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Cancellation of shares issued	—	—	—	—	(14)	—	—	14	—	—
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(14)	(14)
Balance, June 30, 2024	—	$—	216	$—	$7,021	$(2,803)	$96	$(9)	$190	$4,495

Balance, December 31, 2022	—	$—	215	$—	$6,953	$(3,309)	$92	$(23)	$38	$3,751
Stock-based compensation	—	—	—	—	27	—	—	—	—	27
Net loss	—	—	—	—	—	(136)	—	—	—	(136)
Other comprehensive income, net of tax	—	—	—	—	—	—	6	—	—	6
Shares withheld related to net share settlement of stock awards	—	—	—	—	(13)	—	—	—	—	(13)
Balance, March 31, 2023	—	$—	215	$—	$6,967	$(3,445)	$98	$(23)	$38	$3,635
Stock-based compensation	—	—	—	—	29	—	—	—	—	29
Net income	—	—	—	—	—	920	—	—	8	928
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	76	76
Balance, June 30, 2023	—	$—	215	$—	$6,995	$(2,525)	$98	$(23)	$122	$4,667
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(244)	$792
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	653	623
Amortization of deferred financing costs and discounts	89	104
Provision for doubtful accounts	19	22
Loss on extinguishment of debt	51	197
Non-cash lease amortization	13	31
Gain on investments	(6)	(4)
Stock compensation expense	49	56
Loss on sale and disposal of property and equipment	9	9
Impairment charges	118	—
Deferred income taxes	25	(951)
Other non-cash adjustments to net income (loss)	(24)	23
Change in operating assets and liabilities:
Accounts receivable	42	23
Prepaid expenses and other assets	(26)	(12)
Income taxes receivable and payable, net	(20)	(12)
Accounts payable, accrued expenses and other liabilities	(214)	52
Net cash provided by operating activities	534	953

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(593)	(573)
Acquisition of gaming rights and trademarks	—	(15)
Proceeds from sale of property and equipment	—	1
Proceeds from the sale of investments	1	3
Other	—	40
Net cash used in investing activities	(592)	(544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	5,395	4,840
Repayments of long-term debt and revolving credit facilities	(5,404)	(5,204)
Financing obligation payments	(4)	(4)
Debt issuance and extinguishment costs	(84)	(79)
Contributions from noncontrolling interest owners	—	77
Distributions to noncontrolling interest owners	(14)	(1)
Taxes paid related to net share settlement of equity awards	(15)	(14)
Net cash used in financing activities	(126)	(385)

Increase (decrease) in cash, cash equivalents and restricted cash	(184)	24
Cash, cash equivalents and restricted cash, beginning of period	1,143	1,303
Cash, cash equivalents and restricted cash, end of period	$959	$1,327

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$830	$1,122
Restricted cash	111	126
Restricted and escrow cash included in other long-term assets, net	18	79
Total cash, cash equivalents and restricted cash	$959	$1,327

	Six Months Ended June 30,
(In millions)	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid for debt	$525	$401
Cash interest paid for rent related to financing obligations	660	640
Income taxes paid, net	20	11
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	275	163
Acquisition of gaming rights and customer relationships	26	—
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
Description of Business
The Company owns, leases, brands or manages an aggregate of 53 domestic properties in 18 states with approximately 51,000 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 44,900 hotel rooms as of June 30, 2024. In addition, the Company has other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its casino properties’ gaming operations, which includes retail and online sports betting and online gaming, and the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and online sports betting, iGaming, horse racing and online poker are included under the Caesars Digital segment. The Company operates the Caesars Sportsbook app, the Caesars Racebook app and the recently launched Caesars Palace Online Casino app. The Company operates retail and online sports wagering in 32 jurisdictions in North America, 26 of which offer online sports betting, and operates iGaming in five jurisdictions in North America as of June 30, 2024. On June 18, 2024, the Company completed the acquisition of the operations of WynnBET’s Michigan iGaming business and long-term extension of iGaming market access rights with the Sault Ste. Marie Tribe of Chippewa Indians. The Company expects to continue to grow its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and iGaming.
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
The presentation of financial information herein for the periods after our completed divestiture of Rio All-Suite Hotel & Casino at the end of the third quarter of 2023 is not fully comparable to the periods prior to such divestiture.
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
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s deferred compensation plans. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1) and represent the amounts the Company would expect to receive if the Company sold these marketable securities. As of both June 30, 2024 and December 31, 2023, the Company held $2 million in Level 1 securities.
Derivative Instruments
The Company may enter into derivative instruments to hedge the risk of fluctuations in interest rates, foreign exchange rates or pricing for other commodities. These agreements are designated as cash flow hedges. As of June 30, 2024 and December 31, 2023, the Company did not hold any cash flow hedges or any derivative financial instruments for trading purposes.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Advertising
Advertising costs are expensed in the period the advertising first occurs. Advertising costs for the three months ended June 30, 2024 and 2023 were $48 million and $52 million, respectively, and for the six months ended June 30, 2024 and 2023 totaled $112 million and $120 million, respectively, and are included within operating expenses. Advertising costs related to the Caesars Digital segment are primarily recorded in Casino expense.
Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Interest expense	$614	$597	$1,221	$1,201
Capitalized interest	(18)	(8)	(33)	(14)
Interest income	(2)	(3)	(4)	(7)
Total interest expense, net	$594	$586	$1,184	$1,180
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
Note 3. Property and Equipment

(In millions)	June 30, 2024	December 31, 2023
Land	$2,088	$2,088
Buildings, riverboats, and leasehold and land improvements	13,803	13,543
Furniture, fixtures, and equipment	2,545	2,409
Construction in progress	1,022	762
Total property and equipment	19,458	18,802
Less: accumulated depreciation	(4,598)	(4,046)
Total property and equipment, net	$14,860	$14,756
A portion of our property and equipment is subject to various operating leases for which we are the lessor. Leased property includes our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Depreciation expense	$293	$287	$584	$551

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease.
Note 4. Goodwill and Intangible Assets, net
The Company evaluates for impairment whenever indicators of impairment exist. When indicators are noted, the Company then compares estimated future cash flows, discounted, to the carrying value of the asset. If the discounted cash flows exceed the carrying value, no impairment is recorded. Impairment charges are presented on the statements of operations.
Based on the negative performance indicators at certain regional properties, the Company recognized impairment charges in our Regional segment. These impairments were due to a decrease in projected future cash flows at certain regional properties primarily due to localized competition within certain markets. The Company identified three reporting units with estimated fair values associated with trademarks, gaming rights and goodwill below their respective carrying values and recorded impairments.
During the three and six months ended June 30, 2024, the Company recognized impairment charges in our Regional segment related to trademarks, gaming rights and goodwill totaling $118 million. During the three and six months ended months ended June 30, 2023, the Company did not realize an impairment.

Changes in Carrying Value of Goodwill and Other Intangible Assets
		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
Balances as of December 31, 2023	$946	$10,990	$3,577
Amortization expense	(69)	—	—
Acquisition of gaming rights and customer relationships	26	—	—
Impairment	—	(41)	(77)
Balances as of June 30, 2024	$903	$10,949	$3,500

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	June 30, 2024				December 31, 2023
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$593	$(400)	$193	$587	$(360)	$227
Gaming rights and other	10 - 34 years	262	(34)	228	242	(28)	214
Trademarks	15 years	313	(100)	213	313	(91)	222
Reacquired rights	24 years	250	(33)	217	250	(28)	222
Technology	6 years	110	(58)	52	110	(49)	61
		$1,528	$(625)	903	$1,502	$(556)	946

Non-amortizing intangible assets other than Goodwill
Trademarks				1,994			1,998
Gaming rights				983			1,056
Caesars Rewards				523			523
				3,500			3,577
Total amortizing and non-amortizing intangible assets other than Goodwill, net				$4,403			$4,523
Amortization expense with respect to intangible assets for the three months ended June 30, 2024 and 2023 totaled $33 million and $36 million, respectively, and for the six months ended June 30, 2024 and 2023 totaled $69 million and $72 million, respectively, which is included in Depreciation and amortization in the Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Estimated Five-Year Amortization
	Remaining 2024	Years Ended December 31,
(In millions)		2025	2026	2027	2028	2029
Estimated annual amortization expense	$63	$126	$126	$82	$45	$11
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
Contractual Commitments
Capital Commitments
Caesars New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board, entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation and the City entered into a Second Amended and Restated Lease Agreement. Based on these amendments related to Caesars New Orleans, formerly Harrah’s New Orleans, the Company was required to make a capital investment of at least $325 million on or around Caesars New Orleans. The capital investment involves the rebranding of the property to Caesars New Orleans which includes a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340-room hotel tower. As of June 30, 2024, the Company has met the capital investment requirements, and the project is expected to be completed in late 2024.
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Some of the agreements provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of June 30, 2024 and December 31, 2023, obligations related to these agreements were $537 million and $605 million, respectively, with contracts extending through 2040. These obligations include leasing of event suites that are generally considered short-term leases for which the Company does not record a right of use asset or lease liability. The Company recognizes expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability as of June 30, 2024 and December 31, 2023, was $221 million and $200 million, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 6. Long-Term Debt

	June 30, 2024				December 31, 2023
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Revolving Credit Facility	2028	variable	$—	$—	$—
CEI Term Loan A	2028	variable	693	692	710
CVA Revolving Credit Facility	2029	variable	—	—	—
CVA Delayed Draw Term Loan	2029	variable	120	112	—
CEI Term Loan B	2030	variable	2,369	2,325	2,432
CEI Term Loan B-1	2031	variable	2,893	2,855	—
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,980	1,978
CEI Senior Secured Notes due 2032	2032	6.50%	1,500	1,483	—
CEI Senior Secured Notes due 2025	N/A	N/A	—	—	3,374
CRC Senior Secured Notes	N/A	N/A	—	—	983
Unsecured Debt
CEI Senior Notes due 2027	2027	8.125%	1,611	1,596	1,593
CEI Senior Notes due 2029	2029	4.625%	1,200	1,189	1,188
Special Improvement District Bonds	2037	4.30%	42	42	45
Long-term notes and other payables			2	2	2
Total debt			12,430	12,276	12,305
Current portion of long-term debt			(100)	(100)	(65)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(14)	(16)
Long-term debt			$12,330	$12,162	$12,224

Unamortized discounts and deferred finance charges				$168	$150
Fair value			$12,422

Annual Estimated Debt Service Requirements as of June 30, 2024
	Remaining	Years Ended December 31,
(In millions)	2024	2025	2026	2027	2028	Thereafter	Total
Annual maturities of long-term debt	$50	$100	$100	$1,713	$625	$9,842	$12,430
Estimated interest payments	460	860	820	800	630	1,170	4,740
Total debt service obligation (a)	$510	$960	$920	$2,513	$1,255	$11,012	$17,170
____________________
(a)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking SOFR curve, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of June 30, 2024 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of June 30, 2024 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Terms of Outstanding Debt
CEI Term Loans and CEI Revolving Credit Facility
CEI is party to a credit agreement, dated as of July 20, 2020, with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent, and certain banks and other financial institutions and lenders party thereto (the “CEI Credit Agreement”), which, as amended, provides for the CEI Revolving Credit Facility in an aggregate principal amount of $2.25 billion (the “CEI Revolving Credit Facility”) and will mature on January 31, 2028, subject to a springing maturity in the event certain other long-term debt of Caesars is not extended or repaid. The CEI Revolving Credit Facility includes a letter of credit sub-facility of $388 million and contains reserves of $40 million which are available only for certain permitted uses.
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
Borrowings under the CEI Revolving Credit Facility and the CEI Term Loan A bear interest, paid at least quarterly, at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on Secured Overnight Financing Rate (“Term SOFR”) for the applicable interest period plus an adjustment of 0.10% per annum (“Adjusted Term SOFR”), subject to a floor of 0% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Adjusted Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Adjusted Term SOFR loan and 1.25% per annum in the case of any Base Rate loan, subject to three 0.25% step-downs based on the Company’s net total leverage ratio. In addition, on a quarterly basis, the Company is required to pay each lender under the CEI Revolving Credit Facility a commitment fee in respect of any unused commitments under the CEI Revolving Credit Facility in the amount of 0.35% per annum of the principal amount of the unused commitments of such lender, subject to three 0.05% step-downs based on the Company’s net total leverage ratio.
On February 6, 2023, Caesars entered into an Incremental Assumption Agreement No. 2 pursuant to which the Company incurred a new senior secured term loan facility in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B”) as a new term loan under the CEI Credit Agreement. The CEI Term Loan B requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B, as amended, bear interest, paid at least quarterly, at a rate equal to, at the Company’s option, either (a) Term SOFR, subject to a floor of 0.50% or (b) the Base Rate, in each case, plus an applicable margin. Such applicable margin is 2.75% per annum in the case of any Term SOFR loan and 1.75% per annum in the case of any Base Rate loan. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature on February 6, 2030. On June 28, 2024, the Company made a voluntary repayment of $100 million in aggregate principal amount of the CEI Term Loan B with cash on hand.
On February 6, 2024, the Company entered into an Incremental Assumption Agreement No. 3 pursuant to which the Company incurred a new senior secured incremental term loan in an aggregate principal amount of $2.9 billion (the “CEI Term Loan B-1”) under the CEI Credit Agreement. The CEI Term Loan B-1 requires quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B-1, with the balance payable at maturity. Borrowings under the CEI Term Loan B-1 bear interest, paid at least quarterly, at a rate equal to, at the Company’s option, either (a) Term SOFR, subject to a floor of 0.50% or (b) the Base Rate, in each case, plus an applicable margin. Such applicable margin is 2.75% per annum in the case of any Term SOFR loan and 1.75% per annum in the case of any Base Rate loan. The CEI Term Loan B-1 was issued at a price of 99.75% of the principal amount and will mature on February 6, 2031.
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
During the three and six months ended June 30, 2024, the Company utilized and fully repaid the CEI Revolving Credit Facility. Such activity is presented in the financing section in the Statements of Cash Flows. As of June 30, 2024, the Company had $2.1 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $68 million in outstanding letters of credit, $46 million committed for regulatory purposes, and the reserves described above.
Caesars Virginia Senior Revolving and Delayed Draw Term Loan Credit Facility due 2029
On April 26, 2024, Caesars Virginia, LLC entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent and collateral agent, and certain banks and other financial institutions and lenders party thereto (the “CVA Credit Agreement”), which provides for a senior secured first lien multi-draw term loan facility in an aggregate principal amount of $400 million (the “CVA Delayed Draw Term Loan”) and a senior secured first lien revolving credit facility in an aggregate principal amount of $25 million (the “CVA Revolving Credit Facility”), both maturing on April 26, 2029.
The CVA Delayed Draw Term Loan requires quarterly principal payments commencing on the last day of the first full fiscal quarter following the opening date of the permanent facility of Caesars Virginia. The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan are subject to a variable rate of interest based on Term SOFR plus an applicable margin. The CVA Revolving Credit Facility includes a $10 million letter of credit sub-facility. As of June 30, 2024, there was $120 million utilized under the CVA Delayed Draw Term Loan and $25 million of available borrowing capacity under the CVA Revolving Credit Facility.
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
Debt Covenant Compliance
The CEI Revolving Credit Facility, the CEI Term Loan A, the CEI Term Loan B, the CEI Term Loan B-1 and the indentures governing the CEI Senior Secured Notes due 2030, the CEI Senior Secured Notes due 2032, the CEI Senior Notes due 2027, and the CEI Senior Notes due 2029 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
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
As of June 30, 2024, the Company was in compliance with all of the applicable financial covenants described above.
The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan contain covenants which are standard and customary for this type of agreement, including a maximum net total leverage ratio financial covenant of 4:1 and a minimum fixed charge coverage ratio financial covenant of 1.05:1. Caesars Virginia LLC’s compliance requirements commence after the first full quarter following the opening of the permanent facility of Caesars Virginia.
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
The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan are secured by substantially all material assets of Caesars Virginia, LLC and any newly formed wholly-owned subsidiary of Caesars Virginia, LLC. CEI does not provide a guarantee of these facilities.
Note 7. Revenue Recognition
The Company’s Statements of Operations present net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below. Refer to Note 12 for additional information on the Company’s reportable segments.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$296	$1,017	$246	$—	$(2)	$1,557
Food and beverage	296	139	—	—	—	435
Hotel	357	157	—	—	—	514
Other	152	72	30	70	—	324
Net revenues	$1,101	$1,385	$276	$70	$(2)	$2,830

	Three Months Ended June 30, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$313	$1,078	$194	$—	$(1)	$1,584
Food and beverage	293	142	—	—	—	435
Hotel	353	172	—	—	—	525
Other	169	69	22	72	3	335
Net revenues	$1,128	$1,461	$216	$72	$2	$2,879

	Six Months Ended June 30, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$535	$2,048	$512	$—	$(3)	$3,092
Food and beverage	583	274	—	—	—	857
Hotel	719	288	—	—	—	1,007
Other	292	140	46	138	—	616
Net revenues	$2,129	$2,750	$558	$138	$(3)	$5,572

	Six Months Ended June 30, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$622	$2,136	$413	$—	$(2)	$3,169
Food and beverage	583	279	—	—	—	862
Hotel	726	302	—	—	—	1,028
Other	328	133	41	141	7	650
Net revenues	$2,259	$2,850	$454	$141	$5	$5,709

Accounts Receivable, Net
(In millions)	June 30, 2024	December 31, 2023
Casino	$215	$274
Food and beverage and hotel	123	118
Other	208	216
Accounts receivable, net	$546	$608
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
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2024	2023	2024	2023	2024	2023
Balance at January 1	$42	$45	$86	$87	$693	$693
Balance at June 30	41	45	86	92	659	807
Increase / (decrease)	$(1)	$—	$—	$5	$(34)	$114
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended June 30, 2024 and 2023, we recognized lease revenue of approximately $514 million and $525 million, respectively, and during the six months ended June 30, 2024 and 2023, we recognized approximately $1.0 billion for both periods, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statements of Operations and during the three months ended June 30, 2024 and 2023, lease revenue related to conventions was approximately $12 million for both periods, and during the six months ended June 30, 2024 and 2023, lease revenue related to conventions was approximately $25 million and $26 million, respectively.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended June 30, 2024 and 2023, we recognized approximately $37 million and $43 million, respectively, and during the six months ended June 30, 2024 and 2023, we recognized approximately $72 million and $80 million, respectively, of real estate lease revenue.
Real estate lease revenue includes $15 million and $16 million of variable rental income for the three months ended June 30, 2024 and 2023, respectively, and $28 million and $30 million for the six months ended June 30, 2024 and 2023, respectively.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 8. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income (loss) attributable to Caesars	$(122)	$920	$(280)	$784
Shares outstanding:
Weighted average shares outstanding – basic	216	215	216	215
Effect of dilutive securities:
Stock-based compensation awards	—	1	—	1
Weighted average shares outstanding – diluted	216	216	216	216

Net income (loss) per common share attributable to common stockholders – basic:	$(0.56)	$4.27	$(1.29)	$3.65
Net income (loss) per common share attributable to common stockholders – diluted:	$(0.56)	$4.26	$(1.29)	$3.63
For a period in which the Company generated a net loss from continuing operations, the Weighted average shares outstanding - basic was used in calculating Diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

Weighted-Average Number of Anti-Dilutive Shares Excluded from the Calculation of Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Stock-based compensation awards	4	3	4	3
Total anti-dilutive common stock	4	3	4	3
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
The Board of Directors (“Board”) adopted, and the Company’s stockholders approved, the 2015 Equity Incentive Plan, as amended and restated in 2019 (the “2015 Plan”), which allows for shares to be granted as part of the Company’s long-term incentive plan. On April 24, 2024, the Board approved an amendment to the 2015 Plan and the Company’s stockholders subsequently approved the adoption of the amended and restated 2015 Plan on June 11, 2024. The amendment to the 2015 Plan allows for, among other things, an increase in the number of shares available for future grants to 8 million shares, plus the number of shares available for issuance under the 2015 Plan on the date the Company’s stockholders approved the amendment.
Total stock-based compensation expense in the accompanying Statements of Operations totaled $24 million and $29 million during the three months ended June 30, 2024 and 2023, respectively, and $49 million and $56 million during the six months ended June 30, 2024 and 2023, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (“2015 Plan”)
During the six months ended June 30, 2024, as part of the annual incentive program, the Company granted 1.8 million RSUs to eligible participants with an aggregate fair value of $81 million and a ratable vesting period of one to three years. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
During the six months ended June 30, 2024, the Company also granted 133 thousand PSUs that are scheduled to cliff vest over a period of one to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached. The aggregate value of PSUs granted during the year was $5 million as of June 30, 2024.
In addition, during the six months ended June 30, 2024, the Company granted 429 thousand MSUs that are scheduled to cliff vest over a period of one to three years. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the six months ended June 30, 2024 was $25 million.
During the six months ended June 30, 2024, there were no grants of stock options. In addition, during the six months ended June 30, 2024, 847 thousand, 99 thousand and 19 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 Plan.
Outstanding at End of Period

	June 30, 2024		December 31, 2023
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Restricted stock units	2,761,661	$50.33	1,922,419	$60.11
Performance stock units	380,350	39.74	328,230	46.88
Market-based stock units	1,122,649	73.65	872,019	85.11
____________________
(a)Represents the weighted-average grant date fair value for RSUs, weighted-average grant date fair value for PSUs where the grant date has been achieved, the price of CEI common stock as of the balance sheet date for PSUs where a grant date has not been achieved, and the grant date fair value of the MSUs determined using the Monte-Carlo simulation model.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component, net of tax, for the periods through June 30, 2024 and 2023 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2022	$94	$(1)	$(1)	$92
Other comprehensive income before reclassifications	—	2	4	6
Total other comprehensive income, net of tax	—	2	4	6
Balances as of March 31, 2023	$94	$1	$3	$98
Other comprehensive income (loss) before reclassifications	—	(1)	1	—
Total other comprehensive income (loss), net of tax	—	(1)	1	—
Balances as of June 30, 2023	$94	$—	$4	$98

Balances as of December 31, 2023	$94	$—	$3	$97
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Total other comprehensive loss, net of tax	—	—	(1)	(1)
Balances as of March 31, 2024	$94	$—	$2	$96
Other comprehensive income (loss) before reclassifications	—	—	—	—
Total other comprehensive income (loss), net of tax	—	—	—	—
Balances as of June 30, 2024	$94	$—	$2	$96

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
As of June 30, 2024, the Company has acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the six months ended June 30, 2024 and 2023.
Shares Held in Escrow
In connection with the settlement of convertible notes during 2021, the Company issued approximately 139 thousand shares of common stock, at a fair value of approximately $14 million. The shares were contributed to, and held in, an escrow trust, which was recorded within Treasury stock. During the six months ended June 30, 2024, the shares were released from escrow and returned to the Company following an update to the estimated disputed claims liability.
Note 10. Income Taxes
The Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three and six months ended June 30, 2024 and 2023. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate (“AETR”), and therefore, the AETR method would not provide a reliable estimate.

Income Tax Allocation
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Income (loss) from continuing operations before income taxes	$(92)	$26	$(219)	$(159)
Benefit (provision) for income taxes	(10)	902	(25)	951
Effective tax rate	(10.9)%	*	(11.4)%	*
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
The income tax provision for the three and six months ended June 30, 2024 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
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
Note 11. Related Party and Affiliate Transactions
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Resort Casino Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) (the “CSY Lease”). CSY is a general partnership in which a trust has an approximate 27% interest. The Company’s Executive Chairman of the Board, Gary L. Carano, and his siblings are direct or indirect beneficiaries of the trust. The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations of 1 to 2 percent through the term of the lease. Commensurate with its interest, the trust receives directly from the Company approximately 27% of the rent paid by the Company. As of June 30, 2024 and December 31, 2023, there were no amounts due to or from CSY.
CVA Holdco, LLC
In May 2023, the Company entered into a joint venture, CVA Holdco, LLC, with the Eastern Band of Cherokee Indians (“EBCI”) and an additional minority partner, to construct, own and operate a gaming facility in Danville, Virginia (“Caesars Virginia”). Caesars Virginia opened in a temporary facility on May 15, 2023 which will be replaced by a permanent facility that is currently under construction and is estimated to open in December 2024. As the managing member, the Company will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. While the Company holds a 49.5% variable interest in the joint venture, it is the primary beneficiary; as such, the joint venture’s operations are included in the Financial Statements, with a minority interest recorded reflecting the operations attributed to the other partners. The Company participates ratably, based on ownership percentage, with the partners in the profits and losses of the joint venture. During the three months ended June 30, 2024, the Company made distributions totaling $14 million to EBCI and the other minority partner.
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
Since inception of the joint venture, the Company has contributed a total of $7 million in cash and approximately 209 acres of land with a total fair value of $69 million. The Company has no further obligation to contribute additional real estate or cash. During the year ended December 31, 2023, the Company recorded $64 million of income related to the investment, primarily due to the joint venture’s gain on the sale of a land parcel. As of both June 30, 2024 and December 31, 2023, the Company’s investment in the joint venture was $147 million and is recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets.

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
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of June 30, 2024:

Las Vegas	Regional		Managed and Branded
Caesars Palace Las Vegas	Caesars Atlantic City	Harveys Lake Tahoe	Managed
The Cromwell	Caesars New Orleans	Horseshoe Baltimore	Harrah’s Ak-Chin
Flamingo Las Vegas	Caesars Virginia (a)	Horseshoe Black Hawk	Harrah’s Cherokee
Harrah’s Las Vegas	Circus Circus Reno	Horseshoe Bossier City	Harrah’s Cherokee Valley River
Horseshoe Las Vegas	Eldorado Gaming Scioto Downs	Horseshoe Council Bluffs	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Eldorado Resort Casino Reno	Horseshoe Hammond	Caesars Windsor
Paris Las Vegas	Grand Victoria Casino	Horseshoe Indianapolis	Branded
Planet Hollywood Resort & Casino	Harrah’s Atlantic City	Horseshoe Lake Charles	Caesars Republic Scottsdale
	Harrah’s Columbus Nebraska (b)	Horseshoe St. Louis	Caesars Southern Indiana
Caesars Digital	Harrah’s Council Bluffs	Horseshoe Tunica	Harrah’s Northern California
Caesars Digital	Harrah’s Gulf Coast	Isle Casino Bettendorf
	Harrah’s Hoosier Park Racing & Casino	Isle of Capri Casino Boonville
	Harrah’s Joliet	Isle of Capri Casino Lula
	Harrah’s Lake Tahoe	Isle Casino Waterloo
	Harrah’s Laughlin	Lady Luck Casino - Black Hawk
	Harrah’s Metropolis	Silver Legacy Resort Casino
	Harrah’s North Kansas City	Trop Casino Greenville
	Harrah’s Philadelphia	Tropicana Atlantic City
	Harrah’s Pompano Beach	Tropicana Laughlin Hotel & Casino
____________________
(a)Temporary gaming facility opened on May 15, 2023. The construction of the permanent facility of Caesars Virginia is expected to be completed in December 2024.
(b)Temporary gaming facility was open from June 12, 2023 through March 20, 2024, closing in anticipation of the permanent facility which opened on May 17, 2024, following weeks of construction disruption due to weather.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Las Vegas:
Net revenues	$1,101	$1,128	$2,129	$2,259
Adjusted EBITDA	514	512	954	1,045
Regional:
Net revenues	1,385	1,461	2,750	2,850
Adjusted EBITDA	469	508	902	956
Caesars Digital:
Net revenues	276	216	558	454
Adjusted EBITDA	40	11	45	7
Managed and Branded:
Net revenues	70	72	138	141
Adjusted EBITDA	17	19	35	38
Corporate and Other:
Net revenues	(2)	2	(3)	5
Adjusted EBITDA	(40)	(43)	(83)	(81)
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income (loss) attributable to Caesars	$(122)	$920	$(280)	$784
Net income attributable to noncontrolling interests	20	8	36	8
(Benefit) provision for income taxes (a)	10	(902)	25	(951)
Other (income) loss (b)	1	(3)	(25)	(6)
Loss on extinguishment of debt	3	—	51	197
Interest expense, net	594	586	1,184	1,180
Depreciation and amortization	326	323	653	623
Impairment charges (c)	118	—	118	—
Transaction costs and other, net (d)	26	46	42	74
Stock-based compensation expense	24	29	49	56
Adjusted EBITDA	$1,000	$1,007	$1,853	$1,965

Adjusted EBITDA by Segment:
Las Vegas	$514	$512	$954	$1,045
Regional	469	508	902	956
Caesars Digital	40	11	45	7
Managed and Branded	17	19	35	38
Corporate and Other	(40)	(43)	(83)	(81)
____________________
(a)Benefit for income taxes during the three and six months ended June 30, 2023 includes the release of $940 million of valuation allowance against deferred tax assets.
(b)Other (income) loss for the six months ended June 30, 2024 primarily represents a change in estimate of our disputed claims liability.
(c)Impairment charges for the three and six months ended June 30, 2024 primarily includes impairment within our Regional segment as a result of a decrease in projected future cash flows at certain properties primarily due to localized competition.
(d)Transaction costs and other, net primarily includes costs related to non-cash losses on the write down and disposal of assets, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with our temporary facility openings, and non-cash changes in equity method investments.

Total Assets - By Segment
(In millions)	June 30, 2024	December 31, 2023
Las Vegas	$24,771	$24,230
Regional	15,537	15,291
Caesars Digital	977	1,095
Managed and Branded	255	224
Corporate and Other (a)	(8,456)	(7,474)
Total	$33,084	$33,366
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2023 Annual Report.
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
We own, lease, brand or manage an aggregate of 53 domestic properties in 18 states with approximately 51,000 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 44,900 hotel rooms as of June 30, 2024. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc. Our primary source of revenue is generated by our casino properties’ gaming operations, our retail and online sports betting and online gaming, and we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of June 30, 2024, we owned 22 of our casinos and leased 24 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to a regional lease, a Las Vegas lease and a Joliet lease (the “VICI Leases”). In addition, we lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease associated with our Horseshoe St. Louis property (together with the GLPI Master Lease, the “GLPI Leases”).

We operate and conduct retail and online sports wagering across 32 jurisdictions in North America, 26 of which offer online sports betting. Additionally, we operate iGaming in five jurisdictions in North America. The map below illustrates Caesars Digital’s presence as of June 30, 2024:

ON
WA
MT
ND
OR
ID
MN
ME
VT
NH
NY
MA
CT
RI
WI
MI
SD
WY
NV
UT
NE
IA
IL
IN
OH
PA
NJ
DE
CO
KS
MO
WV
MD
VA
DC
KY
CA
TN
NC
OK
AZ
NM
AR
SC
MS
AL
GA
TX
LA
FL
Online Sports Betting
Online Sports Betting & iGaming
Retail Only

Jurisdictions Not Presented Above:

- The Bahamas
- Puerto Rico

In 2022, we partnered with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and have launched the Caesars Racebook app within 21 states as of June 30, 2024. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
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
We have contributed a total of $7 million in cash and approximately 209 acres of land with a total fair value of $69 million. We have no further obligation to contribute additional real estate or cash. During the year ended December 31, 2023, we recorded $64 million of income related to the investment, primarily due to the joint venture’s gain on the sale of a land parcel. As of both June 30, 2024 and December 31, 2023, our investment in the joint venture was $147 million and is recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets.
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
Presentation of Financial Information
The presentation of financial information herein for the periods after our completed divestiture of Rio All-Suite Hotel & Casino (“Rio”) at the end of the third quarter of 2023 is not fully comparable to the periods prior to such divestiture.
This MD&A is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. Our historical operating results may not be indicative of our future results of operations because of the factor described in the preceding paragraph and the changing competitive landscape in each of our markets, including changes in market and societal trends, as well as by factors discussed elsewhere herein. We recommend that you read this MD&A in conjunction with our unaudited Financial Statements and the notes to those statements included in this Quarterly Report on Form 10-Q.
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
Key performance metrics include volume indicators such as drop or handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. Slot win percentage is typically in the range of approximately 9% to 11% of slot handle for both the Las Vegas and Regional segments. Table games hold percentage is typically in the range of approximately 16% to 23% of table games drop in both the Las Vegas and Regional segments. Sports betting hold is typically in the range of 5% to 10% and iGaming hold typically ranges from 3% to 5%. In addition, hotel occupancy, which is the average percentage of available hotel rooms occupied during a period, is a key indicator for our hotel business in the Las Vegas segment. See “Results of Operations” section below. Complimentary and discounted rooms are treated as occupied rooms in our calculation of hotel occupancy. The key metrics we utilize to measure our profitability and performance are Adjusted EBITDA and Adjusted EBITDA margin.

Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results for the three and six months ended June 30, 2024 and 2023:
•New Developments – During the construction of the permanent facilities for Caesars Virginia and Harrah’s Columbus Nebraska, we opened temporary gaming facilities during the second quarter of 2023. Caesars Virginia’s temporary facility opened on May 15, 2023, and the permanent facility is scheduled to open in December 2024. Harrah’s Columbus Nebraska’s temporary facility was open from June 12, 2023, through March 20, 2024, closing in anticipation of the permanent facility which opened on May 17, 2024, following weeks of construction disruption due to weather.
•Caesars Sportsbook, Caesars Racebook and iGaming mobile apps – We continue to launch Caesars Sportsbook and Caesars Racebook in new jurisdictions, and our online and mobile iGaming application, Caesars Palace Online Casino, launched in the summer of 2023. As new states and jurisdictions have legalized sports betting, we have made varying degrees of upfront investments which have been executed through marketing campaigns and promotional incentives to acquire new customers and establish our presence in the new state or jurisdiction. We adjust our level of investment during the launch period in new jurisdictions based, in part, on prior experience and do not expect such investment to continue at elevated levels subsequent to the initial launch periods. Furthermore, on June 18, 2024, we completed the acquisition of the operations of WynnBET’s Michigan iGaming business and long-term extension of iGaming market access rights with the Sault Ste. Marie Tribe of Chippewa Indians.
•Debt Transactions – During the six months ended June 30, 2024 and 2023, we refinanced $4.4 billion of debt in both periods. In April 2024, Caesars Virginia, LLC entered into a new $425 million Caesars Virginia Delayed Draw Term Loan and Revolving Credit Facility and utilized $120 million as of June 30, 2024. In addition, we amended the CEI Credit Agreement and reduced the interest rate margin on the CEI Term Loan B in May 2024. We made a voluntary principal repayment of $100 million on our CEI Term Loan B in June 2024. See Liquidity and Capital Resources below for more detail related to 2024 transactions. As a result of these transactions, we recorded loss on early extinguishment of debt on the Statements of Operations of $3 million for the three months ended June 30, 2024 and $51 million and $197 million for the six months ended June 30, 2024 and 2023, respectively.
•Economic Factors Impacting Discretionary Spending – Gaming and other leisure activities we offer represent discretionary expenditures which may be sensitive to economic downturns which impacts the behavior among the components of our customer mix differently. We also monitor recent trends, including higher inflation, interest rates, and global hostilities, and the related effects on travel, our customers, and our operations.
•Impairment Charges – Primarily due to localized competition within certain markets in the Regional segment, resulting in decreased projected future cash flows at certain properties, the Company recognized impairments of certain intangible assets. The Company identified trademarks, gaming rights and goodwill at three reporting units with estimated fair values below their respective carrying values. During the three and six months ended June 30, 2024, the Company recognized impairment charges totaling $118 million. During the three and six months ended June 30, 2023, the Company did not realize an impairment.

Results of Operations
The following table highlights the results of our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Net revenues:
Las Vegas	$1,101	$1,128	$2,129	$2,259
Regional	1,385	1,461	2,750	2,850
Caesars Digital	276	216	558	454
Managed and Branded	70	72	138	141
Corporate and Other (a)	(2)	2	(3)	5
Total	$2,830	$2,879	$5,572	$5,709

Net income (loss)	$(102)	$928	$(244)	$792

Adjusted EBITDA (b):
Las Vegas	$514	$512	$954	$1,045
Regional	469	508	902	956
Caesars Digital	40	11	45	7
Managed and Branded	17	19	35	38
Corporate and Other (a)	(40)	(43)	(83)	(81)
Total	$1,000	$1,007	$1,853	$1,965

Net income (loss) margin	(3.6)%	32.2%	(4.4)%	13.9%
Adjusted EBITDA margin	35.3%	35.0%	33.3%	34.4%
____________________
(a)Corporate and Other includes revenues related to certain licensing arrangements and various revenue sharing agreements and includes eliminations of transactions among segments to reconcile to the Company’s consolidated results. Corporate and Other Adjusted EBITDA includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees and other general and administrative expenses.
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the three and six months ended June 30, 2024 and 2023” discussion later in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.
Consolidated comparison of the three and six months ended June 30, 2024 and 2023
Net Revenues
Net revenues were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Casino	$1,557	$1,584	$(27)	(1.7)%	$3,092	$3,169	$(77)	(2.4)%
Food and beverage	435	435	—	—%	857	862	(5)	(0.6)%
Hotel	514	525	(11)	(2.1)%	1,007	1,028	(21)	(2.0)%
Other	324	335	(11)	(3.3)%	616	650	(34)	(5.2)%
Net revenues	$2,830	$2,879	$(49)	(1.7)%	$5,572	$5,709	$(137)	(2.4)%
For the three months ended June 30, 2024, as compared to the same prior year period, consolidated net revenues decreased primarily due to continued headwinds in our Regional segment as a result of increased competition in certain markets and construction disruption from renovation projects at certain of our properties. The Las Vegas segment continues to generate high hotel occupancy, improved room rates and improved table games hold in the second quarter of 2024. Caesars Digital continues to generate strong revenue growth driven by improved sports betting hold and increases in both iGaming handle and iGaming hold.

Consolidated net revenues decreased for the six months ended June 30, 2024, as compared to the same prior year period, due to a decline in casino revenues in our Las Vegas segment primarily driven by the decrease in gaming volume associated with the divestiture of Rio at the end of the third quarter of 2023. The Regional segment was negatively impacted by inclement weather in several of our property locations during the first quarter of 2024, the continued impact of competition associated with new casino resorts opening in some of our regional markets, and construction disruption from renovation projects at certain of our properties during the first half of 2024. These results were partially offset by net revenues generated from the opening of our temporary gaming facilities at Caesars Virginia and Harrah’s Columbus Nebraska during the second quarter of 2023, followed by the permanent facility of Harrah’s Columbus Nebraska in May 2024. Furthermore, Caesars Digital delivered strong revenue growth driven by higher hold in sports betting and a significant increase in iGaming volumes coupled with improved hold.
Operating Expenses
Operating expenses were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Casino	$817	$817	$—	—%	$1,669	$1,645	$24	1.5%
Food and beverage	266	258	8	3.1%	529	509	20	3.9%
Hotel	139	143	(4)	(2.8)%	276	280	(4)	(1.4)%
Other	100	111	(11)	(9.9)%	194	218	(24)	(11.0)%
General and administrative	465	499	(34)	(6.8)%	965	1,008	(43)	(4.3)%
Corporate	80	86	(6)	(7.0)%	158	165	(7)	(4.2)%
Impairment charges	118	—	118	*	118	—	118	*
Depreciation and amortization	326	323	3	0.9%	653	623	30	4.8%
Transaction and other costs, net	13	33	(20)	(60.6)%	19	49	(30)	(61.2)%
Total operating expenses	$2,324	$2,270	$54	2.4%	$4,581	$4,497	$84	1.9%
____________________
*    Not meaningful.
Casino expenses consist principally of salaries and wages associated with our gaming operations, gaming taxes and marketing and advertising costs attributable to our Caesars Digital segment. Food and beverage expenses consist principally of salaries and wages and costs of goods sold associated with our food and beverage operations. Hotel expenses consist principally of salaries, wages and supplies associated with our hotel operations. Other expenses consist principally of salaries and wages, costs of goods sold associated with our retail operations, entertainment costs, including professional talent fees, and other operations.
Casino expenses increased for the six months ended June 30, 2024, as compared to the same prior year period, in connection with higher gaming taxes and software costs associated with increased revenues in our Caesars Digital segment, offset in part by lower gaming revenues in our Regional segment. We continue to strategically manage our marketing and advertising spend to reduce our casino expenses related to our Caesars Digital segment. Food and beverage expenses have increased mainly due to higher union and non-union wages in addition to increased employee head count in our Las Vegas segment associated with new food and beverage offerings. We continue to focus on labor efficiencies to manage increased labor costs.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal, internal audit, property taxes and marketing expenses indirectly related to our gaming and non-gaming operations. General and administrative expenses decreased for the three and six months ended June 30, 2024, as compared to the same prior year periods, due to lower general advertising expenses and reduced rent expense related to the Rio which was divested at the end of the third quarter of 2023.
Corporate expenses include unallocated expenses such as payroll, inclusive of the annual bonus, stock-based compensation, professional fees, and other various expenses not directly related to the Company’s operations.
Impairment charges were recorded within our Regional segment in June 2024 as a result of a decrease in projected future cash flows at certain properties primarily due to localized competition.
Depreciation and amortization expenses increased for the three and six months ended June 30, 2024 as compared to the same prior year period primarily related to recently completed construction projects.

Transaction and other costs, net for the three and six months ended June 30, 2024 primarily includes non-cash losses on the write down and disposal of assets and non-cash changes in equity method investments. Transaction and other costs, net for the three and six months ended June 30, 2023 primarily includes pre-opening costs in connection with new property openings, professional services for integration activities and non-cash changes in equity method investments.
Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Interest expense, net	$(594)	$(586)	$(8)	(1.4)%	$(1,184)	$(1,180)	$(4)	(0.3)%
Loss on extinguishment of debt	(3)	—	(3)	*	(51)	(197)	146	74.1%
Other income (loss)	(1)	3	(4)	*	25	6	19	*
Benefit (provision) for income taxes	(10)	902	(912)	*	(25)	951	(976)	*
____________________
*    Not meaningful.
Interest expense, net increased for the three and six months ended June 30, 2024, as compared to the same prior year period primarily due to the annual rent escalator associated with our VICI Leases. Interest expense associated with our debt instruments is also slightly higher due to our debt mix, partially offset by our continuing efforts to reduce outstanding debt. An increase in capitalized interest resulting from ongoing construction projects, including our new developments, has also offset the increase in total interest expense.
For the six months ended June 30, 2024, loss on extinguishment of debt was primarily related to the prepayments of the CEI Senior Secured Notes due 2025 and the Caesars Resort Collection (“CRC”) Senior Secured Notes and the partial prepayment of the CEI Term Loan B. For the six months ended June 30, 2023, loss on extinguishment of debt was primarily related to the prepayments of the CRC Term Loan and the CRC Incremental Term Loan.
Other income (loss) for the six months ended June 30, 2024 primarily represents a change in estimate of our disputed claims liability.
The income tax provision for the three and six months ended June 30, 2024 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
The income tax benefit for the three and six months ended June 30, 2023 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to the partial release of federal and state valuation allowances.

Segment comparison of the three and six months ended June 30, 2024 and 2023
Las Vegas Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Net revenues:
Casino	$296	$313	$(17)	(5.4)%	$535	$622	$(87)	(14.0)%
Food and beverage	296	293	3	1.0%	583	583	—	—%
Hotel	357	353	4	1.1%	719	726	(7)	(1.0)%
Other	152	169	(17)	(10.1)%	292	328	(36)	(11.0)%
Net revenues	$1,101	$1,128	$(27)	(2.4)%	$2,129	$2,259	$(130)	(5.8)%

Table games drop (a)	$779	$817	$(38)	(4.7)%	$1,621	$1,756	$(135)	(7.7)%
Table games hold %	21.9%	20.8%		1.1 pts	20.0%	21.5%		(1.5) pts
Slot handle (a)	$2,583	$2,743	$(160)	(5.8)%	$5,132	$5,492	$(360)	(6.6)%

Hotel occupancy	98.7%	97.6%		1.1 pts	98.2%	96.5%		1.7 pts

Adjusted EBITDA	$514	$512	$2	0.4%	$954	$1,045	$(91)	(8.7)%
Adjusted EBITDA margin	46.7%	45.4%		1.3 pts	44.8%	46.3%		(1.5) pts

Net income attributable to Caesars	$272	$261	$11	4.2%	$470	$554	$(84)	(15.2)%
____________________
(a)Prior year gaming volumes include Rio’s table games drop of $23 million and $50 million for the three and six months ended June 30, 2023, respectively, and slot handle of $111 million and $244 million for the three and six months ended June 30, 2023, respectively.
For the three months ended June 30, 2024, as compared to the same prior year period, our Las Vegas segment’s net income, Adjusted EBITDA and Adjusted EBITDA margin increased slightly as a result of improved hotel occupancy and higher room rates and table games hold. Increased labor costs and the divestiture of Rio at the end of the third quarter of 2023 partially offset these increases and contributed to lower gaming volumes and casino revenue. However, a decrease in rent associated with Rio provided a benefit to net income, Adjusted EBITDA and Adjusted EBITDA margin. New food and beverage offerings also contributed to improved net revenue and Adjusted EBITDA.
Our Las Vegas segment’s net revenues, net income, Adjusted EBITDA and Adjusted EBITDA margin decreased for the six months ended June 30, 2024, as compared to the same prior year period. Net revenues were negatively impacted by lower casino volumes associated with the divestiture of Rio. The Las Vegas segment was also negatively impacted by higher operating costs associated with (a) higher union and non-union wages, (b) increased employee head count associated with new food and beverage offerings and (c) increased promotional costs associated with special events held over the Super Bowl weekend.
For the three and six months ended June 30, 2024, slot win percentage in the Las Vegas segment was within our typical range.

Regional Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Net revenues:
Casino	$1,017	$1,078	$(61)	(5.7)%	$2,048	$2,136	$(88)	(4.1)%
Food and beverage	139	142	(3)	(2.1)%	274	279	(5)	(1.8)%
Hotel	157	172	(15)	(8.7)%	288	302	(14)	(4.6)%
Other	72	69	3	4.3%	140	133	7	5.3%
Net revenues	$1,385	$1,461	$(76)	(5.2)%	$2,750	$2,850	$(100)	(3.5)%

Table games drop	$965	$1,009	$(44)	(4.4)%	$1,980	$2,022	$(42)	(2.1)%
Table games hold %	21.1%	22.4%		(1.3) pts	21.2%	22.0%		(0.8) pts
Slot handle	$10,186	$10,821	$(635)	(5.9)%	$20,402	$21,373	$(971)	(4.5)%

Adjusted EBITDA	$469	$508	$(39)	(7.7)%	$902	$956	$(54)	(5.6)%
Adjusted EBITDA margin	33.9%	34.8%		(0.9) pts	32.8%	33.5%		(0.7) pts

Net income (loss) attributable to Caesars	$(51)	$124	$(175)	*	$(10)	$199	$(209)	*
____________________
*    Not meaningful.
Our Regional segment’s net revenues decreased for the three and six months ended June 30, 2024, as compared to the same prior year period, primarily due to inclement weather in several of our regional property locations that negatively impacted visitor volume in the first quarter of 2024. Additionally, the continued impact of competition associated with new casino resorts opening in some of our regional markets and ongoing construction disruption from renovation projects at certain of our properties within the segment contributed to the decline in net revenues. The Regional segment has also experienced declines in gaming volume resulting from a shift in customer mix as our higher rated play has remained steady with some growth, partially offset by a reduction in unrated play. Moreover, Regional hotel revenues benefited from a national tournament that drove visitation to the northern Nevada region in the second quarter of 2023. The impact of these unfavorable factors were partially offset by the incremental revenues attributable to our temporary gaming facilities at Caesars Virginia and Harrah’s Columbus Nebraska that opened during the second quarter in 2023. The permanent facility of Harrah’s Columbus Nebraska opened in May 2024 following the closure of the temporary facility in March 2024.
As a result of the continued headwinds in the Regional segment impacting certain of our properties, we recorded impairments totaling $118 million during the six months ended June 30, 2024.
Slot win percentage in the Regional segment for the three and six months ended June 30, 2024 was within our typical range.

Caesars Digital Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Net revenues:
Casino (a)	$246	$194	$52	26.8%	$512	$413	$99	24.0%
Other	30	22	8	36.4%	46	41	5	12.2%
Net revenues	$276	$216	$60	27.8%	$558	$454	$104	22.9%

Sports betting handle (b)	$2,500	$2,492	$8	0.3%	$5,879	$5,893	$(14)	(0.2)%
Sports betting hold %	7.2%	6.4%		0.8 pts	6.9%	6.3%		0.6 pts

iGaming handle	$3,537	$2,656	$881	33.2%	$7,035	$5,070	$1,965	38.8%
iGaming hold %	3.3%	3.0%		0.3 pts	3.3%	3.0%		0.3 pts

Adjusted EBITDA	$40	$11	$29	*	$45	$7	$38	*
Adjusted EBITDA margin	14.5%	5.1%		9.4 pts	8.1%	1.5%		6.6 pts

Net income (loss) attributable to Caesars	$4	$(22)	$26	*	$(30)	$(54)	$24	44.4%
____________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and poker of $62 million and $55 million for the three months ended June 30, 2024 and 2023, respectively, and $148 million and $132 million for the six months ended June 30, 2024 and 2023, respectively. Promotional and complimentary incentives for poker were $3 million for both the three months ended June 30, 2024 and 2023 and $6 million and $7 million for the six months ended June 30, 2024 and 2023, respectively.
(b)Caesars Digital generated an additional $199 million and $212 million of sports betting handle for the three months ended June 30, 2024 and 2023, respectively, and $478 million and $540 million for the six months ended June 30, 2024 and 2023, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 9.4% and 10.9%, for the three months ended June 30, 2024 and 2023, respectively, and 9.6% and 10.6% for the six months ended June 30, 2024 and 2023, respectively. Sports betting handle includes $11 million and $12 million for the three months ended June 30, 2024 and 2023, respectively, and $22 million and $24 million for the six months ended June 30, 2024 and 2023, respectively, related to horse racing and pari-mutuel wagers.
Caesars Digital reflects the operations for retail and online sports betting, iGaming, poker, and horse racing, which includes our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.
Caesars Digital’s net revenues, net income (loss), Adjusted EBITDA, and Adjusted EBITDA margin improved significantly for the three and six months ended June 30, 2024, as compared to the same prior year period, primarily due to higher iGaming handle and iGaming hold coupled with improved sports betting hold. Sports betting hold improved for the three and six months ended June 30, 2024 compared to prior year, reflecting the benefit of continued investment in our sports betting platform.
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
Sports betting and iGaming hold percentages in the Caesars Digital segment for the three and six months ended June 30, 2024 were within our typical range.

Managed and Branded Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Net revenues:
Other	$70	$72	$(2)	(2.8)%	$138	$141	$(3)	(2.1)%
Net revenues	$70	$72	$(2)	(2.8)%	$138	$141	$(3)	(2.1)%

Adjusted EBITDA	$17	$19	$(2)	(10.5)%	$35	$38	$(3)	(7.9)%
Adjusted EBITDA margin	24.3%	26.4%		(2.1) pts	25.4%	27.0%		(1.6) pts

Net income attributable to Caesars	$17	$19	$(2)	(10.5)%	$35	$38	$(3)	(7.9)%
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

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Reimbursable management revenue	$53	$53	$—	—%	$103	$103	$—	—%
Reimbursable management cost	53	53	—	—%	103	103	—	—%
Corporate & Other

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Net revenues:
Casino	$(2)	$(1)	$(1)	(100.0)%	$(3)	$(2)	$(1)	(50.0)%
Other	—	3	(3)	(100.0)%	—	7	(7)	(100.0)%
Net revenues	$(2)	$2	$(4)	*	$(3)	$5	$(8)	*

Adjusted EBITDA	$(40)	$(43)	$3	7.0%	$(83)	$(81)	$(2)	(2.5)%
____________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Six Months Ended June 30, 2024 and 2023
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation expense, (gain) loss on extinguishment of debt, impairment charges, other (income) loss, net income (loss) attributable to noncontrolling interests, transaction costs associated with our acquisitions, developments, and divestitures, and non-cash changes in equity method investments. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, and payments under our leases with affiliates of VICI Properties Inc. and GLPI, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following tables summarizes our Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023, respectively, in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income (loss) attributable to Caesars	$(122)	$920	$(280)	$784
Net income attributable to noncontrolling interests	20	8	36	8
(Benefit) provision for income taxes (a)	10	(902)	25	(951)
Other (income) loss (b)	1	(3)	(25)	(6)
Loss on extinguishment of debt	3	—	51	197
Interest expense, net	594	586	1,184	1,180
Impairment charges (c)	118	—	118	—
Depreciation and amortization	326	323	653	623
Transaction costs and other, net (d)	26	46	42	74
Stock-based compensation expense	24	29	49	56
Adjusted EBITDA	1,000	1,007	1,853	1,965
Pre-disposition Adjusted EBITDA (e)	—	(4)	$—	$(15)
Same-Store Adjusted EBITDA	$1,000	$1,003	$1,853	$1,950
____________________
(a)Benefit for income taxes during the three and six months ended June 30, 2023 includes the release of $940 million of valuation allowance against deferred tax assets.
(b)Other (income) loss for the six months ended June 30, 2024 primarily represents a change in estimate of our disputed claims liability.
(c)Impairment charges for the three and six months ended June 30, 2024 includes impairment within our Regional segment as a result of a decrease in projected future cash flows at certain properties primarily due to localized competition.
(d)Transaction costs and other, net primarily includes costs related to non-cash losses on the write down and disposal of assets, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with our temporary facility openings, and non-cash changes in equity method investments.
(e)Adjustment for pre-disposition results of operations reflecting the subtraction of results of operations for Rio prior to divestiture at the end of the third quarter of 2023. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors for the periods presented. The additional financial information is included to enable the comparison of current results with results of prior periods.
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
As of June 30, 2024, our cash on hand and borrowing capacity was as follows:

(In millions)	June 30, 2024
Cash and cash equivalents	$830
Revolver capacity (a)	2,235
Revolver capacity committed to letters of credit	(68)
Revolver capacity committed as regulatory requirement	(46)
Total (b)	$2,951
____________________
(a)Revolver capacity includes $2.25 billion under the CEI Revolving Credit Facility, maturing in January 2028 (subject to a springing maturity in the event certain other long-term debt of Caesars is not extended or repaid), and $25 million under the CVA Revolving Credit Facility, maturing on April 26, 2029, less $40 million reserved for specific purposes.
(b)Excludes approximately $280 million of additional borrowing available under the CVA Delayed Draw Term Loan.

During the six months ended June 30, 2024, our operating activities generated operating cash inflows of $534 million, as compared to operating cash inflows of $953 million during the six months ended June 30, 2023, primarily due to changes in working capital, coupled with the results of operations described above.
On February 6, 2024, we entered into an Incremental Assumption Agreement No. 3 pursuant to which we incurred a new senior secured incremental term loan in an aggregate principal amount of $2.9 billion (the “CEI Term Loan B-1”) under the CEI Credit Agreement. The CEI Term Loan B-1 requires quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B-1, with the balance payable at maturity. Borrowings under the CEI Term Loan B-1 bear interest, paid at least quarterly, at a rate equal to, at our option, either (a) a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”), subject to a floor of 0.50% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.75% per annum in the case of any Term SOFR loan and 1.75% per annum in the case of any Base Rate loan. The CEI Term Loan B-1 was issued at a price of 99.75% of the principal amount and will mature on February 6, 2031.
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
The net proceeds from the CEI Term Loan B-1 and the net proceeds from the issuance of the CEI Senior Secured Notes due 2032, together with borrowings under the CEI Revolving Credit Facility, were used to tender, redeem, repurchase, defease, and/or satisfy and discharge any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees of both the 5.75% Senior Secured Notes due 2025 (the “CRC Senior Secured Notes”) and the 6.25% Senior Secured Notes due 2025 (the “CEI Senior Secured Notes due 2025”). As a result of these transactions, we recognized $48 million of loss on early extinguishment of debt.
On May 9, 2024, we entered into a fourth amendment to the CEI Credit Agreement which, among other things, reduces the interest rate margin applicable to the Company’s existing CEI Term Loan B to 2.75% per annum in the case of any Term SOFR loan and 1.75% per annum in the case of any Base Rate loan. Prior to the fourth amendment, the applicable margin was 3.25% per annum in the case of any Term SOFR loan (plus a Term SOFR adjustment of 0.10%) and 2.25% per annum in the case of any Base Rate loan, subject to one 0.25% step-down based on our net total leverage ratio. On June 28, 2024, we made a voluntary repayment of $100 million in aggregate principal amount of the CEI Term Loan B with cash on hand.
On April 26, 2024, Caesars Virginia, LLC entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent and collateral agent, and certain banks and other financial institutions and lenders party thereto (the “CVA Credit Agreement”), which provides for a senior secured first lien multi-draw term loan facility in an aggregate principal amount of $400 million (the “CVA Delayed Draw Term Loan”) and a senior secured first lien revolving credit facility in an aggregate principal amount of $25 million (the “CVA Revolving Credit Facility”), both maturing on April 26, 2029. The CVA Delayed Draw Term Loan requires quarterly principal payments commencing on the last day of the first full fiscal quarter following the opening date of the permanent facility of Caesars Virginia. The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan are subject to a variable rate of interest based on Term SOFR plus an applicable margin. As of June 30, 2024, there was $120 million utilized under the CVA Delayed Draw Term Loan.
We expect that our primary capital requirements going forward will relate to the expansion and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under the GLPI Leases and the VICI Leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the remainder of 2024 include expansion projects, hotel renovations and continued investment into new markets with our Caesars Sportsbook and iGaming applications in our Caesars Digital segment. In addition, we may, from time to time, seek to repurchase or prepay our outstanding indebtedness. Any such purchases or prepayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.

We have agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Some of the agreements provide us with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of June 30, 2024 and December 31, 2023, obligations related to these agreements were $537 million and $605 million, respectively, with contracts extending through 2040. These obligations include leasing of event suites that are generally considered short term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Our partnership with the Eastern Band of Cherokee Indians to build and develop Caesars Virginia is estimated to open its permanent facility in December 2024. The permanent development has a budget of $650 million and will include a premier destination resort casino with a 320-room hotel, 1,300 slot machines, 85 live table games, a WSOP Poker Room, a Caesars Sportsbook, a live entertainment theater and 40,000 square feet of meeting and convention space. Caesars Virginia’s temporary facility opened on May 15, 2023 and the permanent facility is scheduled to open in December 2024. Construction of Caesars Virginia’s permanent facility is being funded in part by cash flows from the temporary facility as well as funds available under the CVA Credit Agreement.
Additionally, on May 17, 2024, we opened the permanent facility of Harrah’s Columbus Nebraska which is a casino featuring a new one-mile horse racing surface, a 40,000-square-foot-casino and sportsbook with more than 400 slot machines and 20 table games, as well as a restaurant and retail space.
As a condition of the extension of the casino operating contract and ground lease for Caesars New Orleans, formerly Harrah’s New Orleans, we were also required to make a capital investment of at least $325 million on or around Caesars New Orleans. The capital investment involves the rebranding of the property to Caesars New Orleans which includes a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340-room hotel tower. The project has a current capital plan of $430 million and is expected to be complete in late 2024.
Cash used for capital expenditures totaled $593 million and $573 million for the six months ended June 30, 2024 and 2023, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our capital expenditures for the six months ended June 30, 2024, and an estimated range of capital expenditures for the remainder of 2024. Excluding capital expenditure relating to Caesars Virginia, we estimate 2024 cash capital expenditure spend of approximately $800 million.

	Six Months Ended June 30, 2024	Estimate of Remaining Capital Expenditures for 2024
(In millions)	Actual	Low	High
Growth and renovation projects	$189	$140	$190
Caesars Digital	49	45	65
Maintenance projects	187	135	195
Total estimated capital expenditures from unrestricted cash	425	320	450

Caesars Virginia (a)	168	130	180

Total	$593	$450	$630
___________________
(a)On April 26, 2024, Caesars Virginia, LLC entered into a new five-year $425 million pro rata bank financing to fund the remaining capital expenditures associated with the permanent casino resort facility, which is expected to open in December 2024.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $510 million for the remainder of 2024. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations, that take effect in November of each year, based on the Consumer Price Index. We estimate our lease payments to VICI and GLPI to be approximately $660 million for the remainder of 2024.
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
Debt and Master Lease Covenant Compliance
The CEI Revolving Credit Facility, the CEI Term Loan A, the CEI Term Loan B, the CEI Term Loan B-1 and the indentures governing the CEI Senior Secured Notes due 2030, the CEI Senior Secured Notes due 2032, the CEI Senior Notes due 2027, and the CEI Senior Notes due 2029 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit our ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
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
As of June 30, 2024, we were in compliance with all of the applicable financial covenants described above.
The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan contain covenants which are standard and customary for this type of agreement, including a maximum net total leverage ratio financial covenant of 4:1 and a minimum fixed charge coverage ratio financial covenant of 1.05:1. Caesars Virginia LLC’s compliance requirements commence after the first full quarter following the opening of the permanent facility of Caesars Virginia.
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
As of June 30, 2024, we have acquired 223,823 shares of common stock under the Share Repurchase Program at an aggregate value of $9 million and an average of $40.80 per share. No shares were repurchased during the six months ended June 30, 2024 and 2023.
Contractual Obligations
There have been no other material changes during the six months ended June 30, 2024 to our contractual obligations as disclosed in Part II, Item 7 of the 2023 Annual Report. See Note 5 to our unaudited Financial Statements, which is included elsewhere in this report, for additional information regarding contractual obligations.
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
As of June 30, 2024, long-term variable-rate borrowings totaled $6.1 billion under the CEI Term Loans and the CVA Delayed Draw Term Loan and no amounts were outstanding under the CEI Revolving Credit Facility or the CVA Revolving Credit Facility. Long-term variable-rate borrowings under the CEI Term Loans and the CVA Delayed Draw Term Loan represented approximately 49% of consolidated long-term debt as of June 30, 2024. As of June 30, 2024, the weighted average interest rates on our variable and fixed rate debt were 8.00% and 6.70%, respectively.
All of the variable rate debt instruments are subject to Term SOFR interest rates plus a reasonable margin.
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
•the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties and future projects and operation of our online sportsbook, poker and gaming;
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
•our ability to retain performers and other entertainment offerings on acceptable terms; and
•other factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q, our most recently filed Quarterly Reports on Form 10-Q, and our most recent Annual Report on Form 10-K filed with the SEC.
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
Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in the 2023 Annual Report. There have been no material changes to those risk factors during the six months ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
For the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on June 16, 2023.

3.2	Amended and Restated Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on August 1, 2022.

10.1	Fourth Amendment to Credit Agreement, dated as of May 9, 2024, by and among Caesars Entertainment, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed on Form 8-K filed on May 9, 2024.

10.2†	Caesars Entertainment, Inc. Second Amended and Restated 2015 Equity Incentive Plan	Previously filed on Form 8-K filed on June 14, 2024.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.
______________________

†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

Date: July 30, 2024	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2024	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)