Form 10-Q
period 2024-09-30
Caesars Entertainment, Inc.
filed 2024-10-29
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of October 24, 2024 was 212,480,370.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$802	$1,005
Restricted cash	101	122
Accounts receivable, net	469	608
Inventories	43	46
Prepayments and other current assets	485	264
Total current assets	1,900	2,045
Investments in and advances to unconsolidated affiliates	131	157
Property and equipment, net	14,895	14,756
Goodwill	10,949	10,990
Intangible assets other than goodwill	4,211	4,523
Deferred tax asset	56	47
Other long-term assets, net	827	848
Total assets	$32,969	$33,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$268	$408
Accrued interest	195	369
Accrued other liabilities	1,702	1,848
Current portion of long-term debt	102	65
Total current liabilities	2,267	2,690
Long-term financing obligations	12,864	12,759
Long-term debt	12,434	12,224
Deferred tax liability	141	102
Other long-term liabilities	879	871
Total liabilities	28,585	28,646
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	4,178	4,552
Noncontrolling interests	206	168
Total stockholders’ equity	4,384	4,720
Total liabilities and stockholders’ equity	$32,969	$33,366
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
NET REVENUES:
Casino	$1,599	$1,620	$4,691	$4,789
Food and beverage	438	443	1,295	1,305
Hotel	515	553	1,522	1,581
Other	322	378	938	1,028
Net revenues	2,874	2,994	8,446	8,703
OPERATING EXPENSES:
Casino	828	831	2,497	2,476
Food and beverage	271	266	800	775
Hotel	152	146	428	426
Other	104	118	298	336
General and administrative	478	528	1,443	1,536
Corporate	76	74	234	239
Impairment charges	—	—	118	—
Depreciation and amortization	326	320	979	943
Transaction and other costs, net	(5)	(13)	14	36
Total operating expenses	2,230	2,270	6,811	6,767
Operating income	644	724	1,635	1,936
OTHER EXPENSE:
Interest expense, net	(596)	(581)	(1,780)	(1,761)
Loss on extinguishment of debt	—	(3)	(51)	(200)
Other income (loss)	4	(1)	29	5
Total other expense	(592)	(585)	(1,802)	(1,956)
Income (loss) before income taxes	52	139	(167)	(20)
Benefit (provision) for income taxes	(43)	(47)	(68)	904
Net income (loss)	9	92	(235)	884
Net income attributable to noncontrolling interests	(18)	(18)	(54)	(26)
Net income (loss) attributable to Caesars	$(9)	$74	$(289)	$858

Net income (loss) per share - basic and diluted:
Basic income (loss) per share	$(0.04)	$0.34	$(1.34)	$3.99
Diluted income (loss) per share	$(0.04)	$0.34	$(1.34)	$3.97
Weighted average basic shares outstanding	215	215	216	215
Weighted average diluted shares outstanding	215	216	216	216
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$9	$92	$(235)	$884
Foreign currency translation adjustments	—	—	—	1
Other	1	(1)	—	4
Other comprehensive income (loss), net of tax	1	(1)	—	5
Comprehensive income (loss)	10	91	(235)	889
Comprehensive income attributable to noncontrolling interests	(18)	(18)	(54)	(26)
Comprehensive income (loss) attributable to Caesars	$(8)	$73	$(289)	$863
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2023	—	$—	216	$—	$7,001	$(2,523)	$97	$(23)	$168	$4,720
Stock-based compensation	—	—	—	—	25	—	—	—	—	25
Net income (loss)	—	—	—	—	—	(158)	—	—	16	(142)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	—	—	(1)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(14)	—	—	—	—	(14)
Balance, March 31, 2024	—	$—	216	$—	$7,012	$(2,681)	$96	$(23)	$184	$4,588
Stock-based compensation	—	—	—	—	24	—	—	—	—	24
Net income (loss)	—	—	—	—	—	(122)	—	—	20	(102)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Cancellation of shares issued	—	—	—	—	(14)	—	—	14	—	—
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(14)	(14)
Balance, June 30, 2024	—	$—	216	$—	$7,021	$(2,803)	$96	$(9)	$190	$4,495
Stock-based compensation	—	—	—	—	24	—	—	—	—	24
Net income (loss)	—	—	—	—	—	(9)	—	—	18	9
Other comprehensive income, net of tax	—	—	—	—	—	—	1	—	—	1
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Repurchase of common stock	—	—	(4)	—	(151)	—	—	9	—	(142)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Balance, September 30, 2024	—	$—	212	$—	$6,893	$(2,812)	$97	$—	$206	$4,384

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2022	—	$—	215	$—	$6,953	$(3,309)	$92	$(23)	$38	$3,751
Stock-based compensation	—	—	—	—	27	—	—	—	—	27
Net loss	—	—	—	—	—	(136)	—	—	—	(136)
Other comprehensive income, net of tax	—	—	—	—	—	—	6	—	—	6
Shares withheld related to net share settlement of stock awards	—	—	—	—	(13)	—	—	—	—	(13)
Balance, March 31, 2023	—	$—	215	$—	$6,967	$(3,445)	$98	$(23)	$38	$3,635
Stock-based compensation	—	—	—	—	29	—	—	—	—	29
Net income	—	—	—	—	—	920	—	—	8	928
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	76	76
Balance, June 30, 2023	—	$—	215	$—	$6,995	$(2,525)	$98	$(23)	$122	$4,667
Stock-based compensation	—	—	1	—	26	—	—	—	—	26
Net income	—	—	—	—	—	74	—	—	18	92
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	—	—	(1)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(11)	—	—	—	—	(11)
Transactions with noncontrolling interests	—	—	—	—	(29)	—	—	—	(2)	(31)
Balance, September 30, 2023	—	$—	216	$—	$6,981	$(2,451)	$97	$(23)	$138	$4,742
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(235)	$884
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	979	943
Amortization of deferred financing costs and discounts	134	155
Provision for doubtful accounts	28	29
Loss on extinguishment of debt	51	200
Non-cash lease amortization	15	45
Gain on investments	(8)	(2)
Stock compensation expense	73	82
Loss on sale and disposal of property and equipment	9	12
Impairment charges	118	—
Deferred income taxes	68	(904)
Other non-cash adjustments to net income (loss)	(35)	22
Change in operating assets and liabilities:
Accounts receivable	109	(17)
Prepaid expenses and other assets	(35)	11
Income taxes receivable and payable, net	(37)	(24)
Accounts payable, accrued expenses and other liabilities	(468)	(135)
Net cash provided by operating activities	766	1,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,017)	(895)
Acquisition of gaming rights and developed technology	(15)	(30)
Proceeds from sale of property and equipment	—	1
Proceeds from the sale of investments	14	3
Distribution from unconsolidated affiliate	39	—
Other	—	40
Net cash used in investing activities	(979)	(881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	6,090	5,300
Repayments of long-term debt and revolving credit facilities	(5,831)	(5,930)
Repurchase of common stock	(141)	—
Financing obligation payments	(6)	(7)
Debt issuance and extinguishment costs	(84)	(79)
Payments to acquire ownership interest in subsidiary	—	(66)
Contributions from noncontrolling interest owners	—	100
Distributions to noncontrolling interest owners	(16)	(1)
Taxes paid related to net share settlement of equity awards	(16)	(25)
Net cash used in financing activities	(4)	(708)

Decrease in cash, cash equivalents and restricted cash	(217)	(288)
Cash, cash equivalents and restricted cash, beginning of period	1,143	1,303
Cash, cash equivalents and restricted cash, end of period	$926	$1,015

	Nine Months Ended September 30,
(In millions)	2024	2023
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$802	$841
Restricted cash	101	130
Restricted and escrow cash included in other long-term assets, net	23	44
Total cash, cash equivalents and restricted cash	$926	$1,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid for debt	$879	$749
Cash interest paid for rent related to financing obligations	990	959
Income taxes paid, net	37	23
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	180	193
Acquisition of intangible assets	32	—
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
Description of Business
The Company owns, leases, brands or manages an aggregate of 53 domestic properties in 18 states with approximately 50,900 slot machines, video lottery terminals and e-tables, approximately 2,700 table games and approximately 44,900 hotel rooms as of September 30, 2024. In addition, the Company has other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its gaming operations, retail and online sports betting and online gaming. Additionally, the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and online sports betting, iGaming, horse racing and online poker are included under the Caesars Digital segment. The Company operates retail and online sports wagering in 32 jurisdictions in North America, 26 of which offer online sports betting, and operates iGaming in five jurisdictions in North America as of September 30, 2024. The Company operates the Caesars Sportsbook app, the Caesars Racebook app, the Caesars Palace Online Casino app and the new Horseshoe Online Casino app which initially launched in October 2024 in Michigan, with plans to expand into other jurisdictions where Caesars Digital iGaming platforms are live. The Company also expects to continue to grow its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and iGaming.
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
Restricted Cash
Restricted cash includes cash or cash equivalents held in certificates of deposit accounts or money market type funds, that are not subject to remeasurement on a recurring basis, which are restricted under certain operating agreements or restricted for future capital expenditures in the normal course of business.
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s deferred compensation plans. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1) and represent the amounts the Company would expect to receive if the Company sold these marketable securities. As of both September 30, 2024 and December 31, 2023, the Company held $2 million in Level 1 securities.
Derivative Instruments
The Company may enter into derivative instruments to hedge the risk of fluctuations in interest rates, foreign exchange rates or pricing for other commodities. These agreements are designated as cash flow hedges. As of September 30, 2024 and December 31, 2023, the Company did not hold any cash flow hedges or any derivative financial instruments for trading purposes.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Assets Held for Sale
The Company periodically divests assets that it does not consider core to its business to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. The carrying value of assets that meet the criteria for assets held for sale are compared to the expected selling price and any expected losses are recorded immediately. Gains or losses associated with the disposal of assets held for sale are recorded within other operating costs, unless the assets represent a discontinued operation.
On August 1, 2024, the Company entered into a definitive agreement to sell the World Series of Poker (“WSOP”) assets to NSUS Group Inc (“NSUS”). Under the terms of the agreement, NSUS will pay $250 million in cash at closing and enter into a term loan with the Company for an additional $250 million for a total purchase price of $500 million. The term loan will bear interest at a market rate plus an applicable margin, which resets quarterly. Interest and principal are due quarterly through its maturity date, the fifth anniversary of the closing date. WSOP met the requirements for presentation as assets held for sale as of September 30, 2024. Trademarks totaling $180 million are held for sale and classified within Prepayments and other current assets on the Balance Sheets as of September 30, 2024. On October 29, 2024 we closed the sale to NSUS.
Concurrent with signing the sale agreement, the Company entered into licensing agreements with NSUS that allows the Company to continue its current operations within the United States, including the WSOP’s live tournament series in Las Vegas for the next 20 years.
Advertising
Advertising costs are expensed in the period the advertising first occurs. Advertising costs for the three months ended September 30, 2024 and 2023 were $52 million and $65 million, respectively, and for the nine months ended September 30, 2024 and 2023 totaled $164 million and $185 million, respectively, and are included within operating expenses. Advertising costs related to the Caesars Digital segment are primarily recorded in Casino expense.
Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Interest expense	$616	$597	$1,837	$1,798
Capitalized interest	(18)	(13)	(51)	(27)
Interest income	(2)	(3)	(6)	(10)
Total interest expense, net	$596	$581	$1,780	$1,761
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures,” which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This guidance is effective for years beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. Early adoption is permitted. Amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the amendments in this update to have a material impact on our Financial Statements and expect any impact would be limited to additional disclosures in the notes to our Financial Statements.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3. Property and Equipment

(In millions)	September 30, 2024	December 31, 2023
Land	$2,087	$2,088
Buildings, riverboats, and leasehold and land improvements	13,928	13,543
Furniture, fixtures, and equipment	2,731	2,409
Construction in progress	1,031	762
Total property and equipment	19,777	18,802
Less: accumulated depreciation	(4,882)	(4,046)
Total property and equipment, net	$14,895	$14,756
A portion of our property and equipment is subject to various operating leases for which we are the lessor. Leased property includes our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Depreciation expense	$293	$284	$877	$835
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease.
Note 4. Goodwill and Intangible Assets, net
The Company performs its annual impairment tests as of October 1 of each fiscal year, or more frequently whenever indicators of impairment exist. When indicators are noted, the Company then compares estimated future discounted cash flows to the carrying value of the asset. If the discounted cash flows exceed the carrying value, no impairment is recorded. Impairment charges are presented on the statements of operations.
Based on the negative performance indicators at certain regional properties identified during the second quarter of 2024, the Company performed an interim impairment test as of June 30, 2024 and recognized impairment charges in our Regional segment. These impairments were due to a decrease in projected future cash flows at certain regional properties primarily due to localized competition within certain markets. The Company identified three reporting units with estimated fair values associated with trademarks, gaming rights and goodwill below their respective carrying values and recorded impairments.
During the nine months ended September 30, 2024, the Company recognized impairment charges in our Regional segment related to trademarks, gaming rights and goodwill totaling $118 million. During the nine months ended September 30, 2023, the Company did not recognize an impairment.

Changes in Carrying Value of Goodwill and Other Intangible Assets
		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
Balances as of December 31, 2023	$946	$10,990	$3,577
Impairment	—	(41)	(77)
Amortization expense	(102)	—	—
Classified as assets held for sale	—	—	(180)
Acquisition of developed technology	21	—	—
Acquisition of gaming rights and customer relationships	26	—	—
Balances as of September 30, 2024	$891	$10,949	$3,320

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	September 30, 2024				December 31, 2023
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$593	$(416)	$177	$587	$(360)	$227
Gaming rights and other	10 - 34 years	262	(38)	224	242	(28)	214
Trademarks	15 years	313	(105)	208	313	(91)	222
Reacquired rights	24 years	250	(36)	214	250	(28)	222
Technology	3 - 6 years	131	(63)	68	110	(49)	61
		$1,549	$(658)	891	$1,502	$(556)	946

Non-amortizing intangible assets other than Goodwill
Trademarks				1,814			1,998
Gaming rights				983			1,056
Caesars Rewards				523			523
				3,320			3,577
Total amortizing and non-amortizing intangible assets other than Goodwill, net				$4,211			$4,523
Amortization expense with respect to intangible assets for the three months ended September 30, 2024 and 2023 totaled $33 million and $36 million, respectively, and for the nine months ended September 30, 2024 and 2023 totaled $102 million and $108 million, respectively, which is included in Depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2024	Years Ended December 31,
(In millions)		2025	2026	2027	2028	2029
Estimated annual amortization expense	$33	$133	$133	$86	$45	$11
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
COVID-19 Insurance Claims Update
As previously disclosed, on March 19, 2021, the Company filed a lawsuit against its insurance carriers in state court in Clark County, Nevada, seeking to recover for losses incurred as a result of the COVID-19 public health emergency. Based on rulings from the highest courts in relevant jurisdictions wherein those courts rejected such claims and ruled in favor of the insurance carriers, the Company has decided to discontinue pursuing its business interruption claims. Potential recoveries on any remaining claims are not expected to be material.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Contractual Commitments
Capital Commitments
Caesars New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board, entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation and the City entered into a Second Amended and Restated Lease Agreement. Based on these amendments related to Caesars New Orleans, formerly Harrah’s New Orleans, the Company was required to make a capital investment of at least $325 million on or around Caesars New Orleans. The capital investment involves the rebranding of the property to Caesars New Orleans which includes a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340-room hotel tower. As of September 30, 2024, the Company has met the capital investment requirements, and the project is expected to be completed in the fourth quarter of 2024.
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Some of the agreements provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of September 30, 2024 and December 31, 2023, obligations related to these agreements were $455 million and $605 million, respectively, with contracts extending through 2040. These obligations include various third-party agreements which have been entered into by the Company for certain of our Las Vegas and Regional properties, or our Caesars Digital segment. The agreements include leasing of event suites that are generally considered short-term leases for which the Company does not record a right of use asset or lease liability. The Company recognizes expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability as of September 30, 2024 and December 31, 2023, was $208 million and $200 million, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 6. Long-Term Debt

	September 30, 2024				December 31, 2023
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Revolving Credit Facility	2028	variable	$200	$200	$—
CEI Term Loan A	2028	variable	684	683	710
CVA Revolving Credit Facility	2029	variable	—	—	—
CVA Delayed Draw Term Loan	2029	variable	210	203	—
CEI Term Loan B	2030	variable	2,363	2,320	2,432
CEI Term Loan B-1	2031	variable	2,886	2,849	—
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,981	1,978
CEI Senior Secured Notes due 2032	2032	6.50%	1,500	1,483	—
CEI Senior Secured Notes due 2025	N/A	N/A	—	—	3,374
CRC Senior Secured Notes	N/A	N/A	—	—	983
Unsecured Debt
CEI Senior Notes due 2027	2027	8.125%	1,611	1,597	1,593
CEI Senior Notes due 2029	2029	4.625%	1,200	1,189	1,188
Special Improvement District Bonds	2037	4.30%	42	42	45
Long-term notes and other payables			2	2	2
Total debt			12,698	12,549	12,305
Current portion of long-term debt			(102)	(102)	(65)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(13)	(16)
Long-term debt			$12,596	$12,434	$12,224

Unamortized discounts and deferred finance charges				$162	$150
Fair value			$12,821

Annual Estimated Debt Service Requirements as of September 30, 2024
	Remaining	Years Ended December 31,
(In millions)	2024	2025	2026	2027 (a)	2028	Thereafter	Total
Annual maturities of long-term debt	$25	$105	$105	$1,716	$832	$9,915	$12,698
Estimated interest payments	150	820	790	780	610	1,110	4,260
Total debt service obligation (b)	$175	$925	$895	$2,496	$1,442	$11,025	$16,958
____________________
(a)Maturities of approximately $1.1 billion in 2027 were repaid with the net proceeds of the $1.1 billion CEI Senior Notes due 2032. See “Subsequent issuance of new CEI Senior Notes due 2032” below.
(b)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking SOFR curve, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of September 30, 2024 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of September 30, 2024 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
On February 6, 2023, Caesars entered into an Incremental Assumption Agreement No. 2 pursuant to which the Company incurred a new senior secured term loan facility in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B”) as a new term loan under the CEI Credit Agreement. The CEI Term Loan B requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B, as amended in May 2024, bear interest, paid at least quarterly, at a rate equal to, at the Company’s option, either (a) Term SOFR, subject to a floor of 0.50% or (b) the Base Rate, in each case, plus an applicable margin. Such applicable margin is 2.75% per annum in the case of any Term SOFR loan and 1.75% per annum in the case of any Base Rate loan. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature on February 6, 2030. On June 28, 2024, the Company made a voluntary repayment of $100 million in aggregate principal amount of the CEI Term Loan B with cash on hand.
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
As of September 30, 2024, the Company had $1.9 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $84 million in outstanding letters of credit, $46 million committed for regulatory purposes, the outstanding amount, and the reserves described above.
Caesars Virginia Senior Revolving and Delayed Draw Term Loan Credit Facility due 2029
On April 26, 2024, Caesars Virginia, LLC entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent and collateral agent, and certain banks and other financial institutions and lenders party thereto, which provides for a senior secured first lien multi-draw term loan facility in an aggregate principal amount of $400 million (the “CVA Delayed Draw Term Loan”) and a senior secured first lien revolving credit facility in an aggregate principal amount of $25 million (the “CVA Revolving Credit Facility”), both maturing on April 26, 2029.
The CVA Delayed Draw Term Loan requires quarterly principal payments commencing on the last day of the first full fiscal quarter following the opening date of the permanent facility of Caesars Virginia. The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan are subject to a variable rate of interest based on Term SOFR plus an applicable margin. The CVA Revolving Credit Facility includes a $10 million letter of credit sub-facility. As of September 30, 2024, there was $210 million utilized under the CVA Delayed Draw Term Loan and $25 million of available borrowing capacity under the CVA Revolving Credit Facility.
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
CRC Senior Secured Notes due 2025
On July 6, 2020, the Escrow Issuer issued $1.0 billion in aggregate principal amount of the CRC Senior Secured Notes due 2025 pursuant to an indenture, dated July 6, 2020, by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. The CRC Senior Secured Notes ranked equally with all existing and future first priority lien obligations of Caesars Resort Collection (“CRC”), CRC Finco, Inc. and the subsidiary guarantors. The CRC Senior Secured Notes were scheduled to mature on July 1, 2025, with interest payable semi-annually on January 1 and July 1 of each year. On February 6, 2024, the Company fully tendered, redeemed, repurchased, defeased, and/or satisfied and discharged any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes due 2027”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The CEI Senior Notes due 2027 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2027 will mature on July 1, 2027, with interest payable semi-annually on January 1 and July 1 of each year. On October 17, 2024, the Company repaid approximately $1.1 billion of the CEI Senior Notes due 2027 from the net proceeds from the issuance of the new CEI Senior Notes due 2032. See “Subsequent issuance of new CEI Senior Notes due 2032” below.
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
Subsequent issuance of new CEI Senior Notes due 2032
On October 17, 2024, the Company issued $1.1 billion in aggregate principal amount of 6.00% Senior Notes due 2032 (the “CEI Senior Notes due 2032”). The net proceeds from the issuance of the CEI Senior Notes due 2032 were used to redeem approximately $1.1 billion of the principal amount, including accrued and unpaid interest, related expenses and fees of the CEI Senior Notes due 2027. As a result of the early repayment, the Company estimates to incur approximately $31 million of loss on extinguishment of debt in the fourth quarter of 2024.
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
As of September 30, 2024, the Company was in compliance with all of the applicable financial covenants described above.
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

	Three Months Ended September 30, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$294	$1,024	$282	$—	$(1)	$1,599
Food and beverage	283	155	—	—	—	438
Hotel	330	185	—	—	—	515
Other	155	82	21	68	(4)	322
Net revenues	$1,062	$1,446	$303	$68	$(5)	$2,874

	Three Months Ended September 30, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$323	$1,111	$186	$—	$—	$1,620
Food and beverage	285	158	—	—	—	443
Hotel	341	212	—	—	—	553
Other	171	84	29	98	(4)	378
Net revenues	$1,120	$1,565	$215	$98	$(4)	$2,994

	Nine Months Ended September 30, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$829	$3,072	$794	$—	$(4)	$4,691
Food and beverage	866	429	—	—	—	1,295
Hotel	1,049	473	—	—	—	1,522
Other	447	222	67	206	(4)	938
Net revenues	$3,191	$4,196	$861	$206	$(8)	$8,446

	Nine Months Ended September 30, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$945	$3,247	$599	$—	$(2)	$4,789
Food and beverage	868	437	—	—	—	1,305
Hotel	1,067	514	—	—	—	1,581
Other	499	217	70	239	3	1,028
Net revenues	$3,379	$4,415	$669	$239	$1	$8,703

Accounts Receivable, Net
(In millions)	September 30, 2024	December 31, 2023
Casino	$191	$274
Food and beverage and hotel	121	118
Other	157	216
Accounts receivable, net	$469	$608
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
The following table summarizes the activity related to contract and contract-related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2024	2023	2024	2023	2024	2023
Balance at January 1	$42	$45	$86	$87	$693	$693
Balance at September 30	35	38	85	93	573	661
Increase / (decrease)	$(7)	$(7)	$(1)	$6	$(120)	$(32)
Customer deposits and other deferred revenues decreased in 2024 primarily due to a reduction in both advanced ticket sales and gaming deposits.
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended September 30, 2024 and 2023, we recognized lease revenue of approximately $515 million and $553 million, respectively, and during the nine months ended September 30, 2024 and 2023, we recognized approximately $1.5 billion and $1.6 billion, respectively, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statements of Operations and during the three months ended September 30, 2024 and 2023, lease revenue related to conventions was approximately $14 million and $5 million, respectively, and during the nine months ended September 30, 2024 and 2023, lease revenue related to conventions was approximately $39 million and $31 million, respectively.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended September 30, 2024 and 2023, we recognized approximately $38 million and $42 million, respectively, and during the nine months ended September 30, 2024 and 2023, we recognized approximately $110 million and $122 million, respectively, of real estate lease revenue.
Real estate lease revenue includes $17 million and $14 million of variable rental income for the three months ended September 30, 2024 and 2023, respectively, and $45 million and $44 million for the nine months ended September 30, 2024 and 2023, respectively.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 8. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income (loss) attributable to Caesars	$(9)	$74	$(289)	$858
Shares outstanding:
Weighted average shares outstanding – basic	215	215	216	215
Effect of dilutive securities:
Stock-based compensation awards	—	1	—	1
Weighted average shares outstanding – diluted	215	216	216	216

Net income (loss) per common share attributable to common stockholders – basic:	$(0.04)	$0.34	$(1.34)	$3.99
Net income (loss) per common share attributable to common stockholders – diluted:	$(0.04)	$0.34	$(1.34)	$3.97
For a period in which the Company generated a net loss attributable to Caesars, the Weighted average shares outstanding - basic was used in calculating Diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

Weighted-Average Number of Anti-Dilutive Shares Excluded from the Calculation of Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Stock-based compensation awards	4	1	4	1
Total anti-dilutive common stock	4	1	4	1
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
Total stock-based compensation expense in the accompanying Statements of Operations totaled $24 million and $26 million during the three months ended September 30, 2024 and 2023, respectively, and $73 million and $82 million during the nine months ended September 30, 2024 and 2023, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan
During the nine months ended September 30, 2024, as part of the annual incentive program, the Company granted 2.0 million RSUs to eligible participants with an aggregate fair value of $87 million and a ratable vesting period of one to three years. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
During the nine months ended September 30, 2024, the Company also granted 160 thousand PSUs that are primarily scheduled to cliff vest after three years from date of grant. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions and terms of the underlying award granted. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached. The aggregate value of PSUs granted during the year was $7 million as of September 30, 2024.
In addition, during the nine months ended September 30, 2024, the Company granted 430 thousand MSUs that are primarily scheduled to cliff vest after three years from date of grant. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during the nine months ended September 30, 2024 was $25 million.
During the nine months ended September 30, 2024, 916 thousand, 99 thousand and 19 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 Plan.
Outstanding at End of Period

	September 30, 2024		December 31, 2023
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Restricted stock units	2,811,274	$49.17	1,922,419	$60.11
Performance stock units	400,110	41.74	328,230	46.88
Market-based stock units	1,090,407	73.22	872,019	85.11
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component, net of tax, for the periods through September 30, 2024 and 2023 are shown below.

(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2022	$94	$(1)	$(1)	$92
Other comprehensive income before reclassifications	—	2	4	6
Total other comprehensive income, net of tax	—	2	4	6
Balances as of March 31, 2023	$94	$1	$3	$98
Other comprehensive income (loss) before reclassifications	—	(1)	1	—
Total other comprehensive income (loss), net of tax	—	(1)	1	—
Balances as of June 30, 2023	$94	$—	$4	$98
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Total other comprehensive loss, net of tax	—	—	(1)	(1)
Balances as of September 30, 2023	$94	$—	$3	$97

Balances as of December 31, 2023	$94	$—	$3	$97
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Total other comprehensive loss, net of tax	—	—	(1)	(1)
Balances as of March 31, 2024	$94	$—	$2	$96
Other comprehensive income (loss) before reclassifications	—	—	—	—
Total other comprehensive income (loss), net of tax	—	—	—	—
Balances as of June 30, 2024	$94	$—	$2	$96
Other comprehensive income before reclassifications	—	—	1	1
Total other comprehensive income, net of tax	—	—	1	1
Balances as of September 30, 2024	$94	$—	$3	$97
Share Repurchase Program
On November 8, 2018, the Company announced that its Board of Directors authorized a $150 million common stock repurchase program (the “2018 Share Repurchase Program”). During the nine months ended September 30, 2024, the Company has acquired 3,872,478 shares of common stock under the 2018 Share Repurchase Program at an aggregate value of $141 million, excluding any applicable excise taxes, and an average of $36.38 per share. In connection with these repurchases, including repurchases of $9 million in 2018, the 2018 Share Repurchase Program was completed and all shares repurchased under the 2018 Share Repurchase Program were retired. No shares were repurchased during the nine months ended September 30, 2023.
On October 2, 2024, the Company announced that its Board of Directors authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”) in September 2024. Under the 2024 Share Repurchase Program, the Company may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that the Company is required to repurchase under the 2024 Share Repurchase Program. All share repurchases under the 2024 Share Repurchase Program will be retired. As of September 30, 2024, there were no share repurchases made under the 2024 Share Repurchase Program.
Shares Held in Escrow
In connection with the settlement of convertible notes during 2021, the Company issued approximately 139 thousand shares of common stock, at a fair value of approximately $14 million. The shares were contributed to, and held in, an escrow trust which was recorded within Treasury stock. During the nine months ended September 30, 2024, the shares were released from escrow and returned to the Company following an update to the estimated disputed claims liability.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 10. Income Taxes
The Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three and nine months ended September 30, 2024 and 2023. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate (“AETR”), and therefore, the AETR method would not provide a reliable estimate.

Income Tax Allocation
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Income (loss) before income taxes	$52	$139	$(167)	$(20)
Benefit (provision) for income taxes	(43)	(47)	(68)	904
Effective tax rate	82.7%	33.8%	(40.7)%	*
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
The income tax provision for the three and nine months ended September 30, 2024 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
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
Note 11. Related Party and Affiliate Transactions
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Resort Casino Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) (the “CSY Lease”). CSY is a general partnership in which a trust has an approximate 27% interest. The Company’s Executive Chairman of the Board, Gary L. Carano, and his siblings are direct or indirect beneficiaries of the trust. The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations of 1 to 2 percent through the term of the lease. Commensurate with its interest, the trust receives directly from the Company approximately 27% of the rent paid by the Company. As of September 30, 2024 and December 31, 2023, there were no amounts due to or from CSY.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
CVA Holdco, LLC
In May 2023, the Company entered into a joint venture, CVA Holdco, LLC, with the Eastern Band of Cherokee Indians (“EBCI”) and an additional minority partner, to construct, own and operate a gaming facility in Danville, Virginia (“Caesars Virginia”). On July 31, 2024, the Company and EBCI bought out the additional minority partner. Caesars Virginia opened in a temporary facility on May 15, 2023 which will be replaced by a permanent facility that is currently under construction and is estimated to open in December 2024. As the managing member, the Company will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. While the Company holds a 50.0% variable interest in the joint venture, it is the primary beneficiary; as such, the joint venture’s operations are included in the Financial Statements, with a minority interest recorded reflecting the operations attributed to the other partner. The Company participates ratably, based on ownership percentage, in the profits and losses of the joint venture. During the nine months ended September 30, 2024, the Company made distributions totaling $16 million to the partners.
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
Since inception of the joint venture, the Company has contributed a total of $7 million in cash and approximately 209 acres of land with a total fair value of $69 million. The Company has no further obligation to contribute additional real estate or cash. During the year ended December 31, 2023, the Company recorded $64 million of income related to the investment, primarily due to the joint venture’s gain on the sale of a land parcel. During the three months ended September 30, 2024, the Company received distributions of $39 million and recorded $11 million of income related to our investment due to the joint venture’s gain on the sale of a land parcel. As of September 30, 2024 and December 31, 2023, the Company’s investment in the joint venture was $119 million and $147 million, respectively, and is recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of September 30, 2024:

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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Las Vegas:
Net revenues	$1,062	$1,120	$3,191	$3,379
Adjusted EBITDA	472	482	1,426	1,527
Regional:
Net revenues	1,446	1,565	4,196	4,415
Adjusted EBITDA	498	575	1,400	1,531
Caesars Digital:
Net revenues	303	215	861	669
Adjusted EBITDA	52	2	97	9
Managed and Branded:
Net revenues	68	98	206	239
Adjusted EBITDA	19	20	54	58
Corporate and Other:
Net revenues	(5)	(4)	(8)	1
Adjusted EBITDA	(40)	(36)	(123)	(117)
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
Adjusted EBITDA is a financial measure commonly used in our industry and should not be construed as an alternative to net income (loss) as an indicator of operating performance or as an alternative to cash flows provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies within the industry. Adjusted EBITDA is included because management uses Adjusted EBITDA to measure performance and allocate resources, and believes that Adjusted EBITDA provides investors with additional information consistent with that used by management.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income (loss) attributable to Caesars	$(9)	$74	$(289)	$858
Net income attributable to noncontrolling interests	18	18	54	26
(Benefit) provision for income taxes (a)	43	47	68	(904)
Other (income) loss (b)	(4)	1	(29)	(5)
Loss on extinguishment of debt	—	3	51	200
Interest expense, net	596	581	1,780	1,761
Depreciation and amortization	326	320	979	943
Impairment charges (c)	—	—	118	—
Transaction costs and other, net (d)	7	(27)	49	47
Stock-based compensation expense	24	26	73	82
Adjusted EBITDA	$1,001	$1,043	$2,854	$3,008

Adjusted EBITDA by Segment:
Las Vegas	$472	$482	$1,426	$1,527
Regional	498	575	1,400	1,531
Caesars Digital	52	2	97	9
Managed and Branded	19	20	54	58
Corporate and Other	(40)	(36)	(123)	(117)
____________________
(a)Benefit for income taxes during the nine months ended September 30, 2023 includes the release of $940 million of valuation allowance against deferred tax assets.
(b)Other (income) loss for the nine months ended September 30, 2024 primarily represents a change in estimate of our disputed claims liability.
(c)Impairment charges for the nine months ended September 30, 2024 includes impairments within our Regional segment, identified in the second quarter of 2024, as a result of a decrease in projected future cash flows at certain properties primarily due to localized competition.
(d)Transaction costs and other, net primarily includes costs related to non-cash losses on the write down and disposal of assets, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with new property openings and expansion projects at existing properties, and non-cash changes in equity method investments. Additionally, transactions costs and other, net for the three and nine months ended September 30, 2024 includes (i) net proceeds received in exchange for participation rights in an insurance claim and (ii) proceeds received for the termination of the Caesars Dubai management agreement.

Total Assets - By Segment
(In millions)	September 30, 2024	December 31, 2023
Las Vegas	$24,847	$24,230
Regional	15,704	15,291
Caesars Digital	1,034	1,095
Managed and Branded	266	224
Corporate and Other (a)	(8,882)	(7,474)
Total	$32,969	$33,366
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2023 Annual Report.
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
We own, lease, brand or manage an aggregate of 53 domestic properties in 18 states with approximately 50,900 slot machines, video lottery terminals and e-tables, approximately 2,700 table games and approximately 44,900 hotel rooms as of September 30, 2024. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc. Our primary source of revenue is generated by our gaming operations, our retail and online sports betting and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of September 30, 2024, we owned 22 of our casinos and leased 24 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to a regional lease, a Las Vegas lease and a Joliet lease (the “VICI Leases”). In addition, we lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease associated with our Horseshoe St. Louis property (together with the GLPI Master Lease, the “GLPI Leases”).

We operate and conduct retail and online sports wagering across 32 jurisdictions in North America, 26 of which offer online sports betting. Additionally, we operate iGaming in five jurisdictions in North America. The map below illustrates Caesars Digital’s presence as of September 30, 2024:

ON
WA
MT
ND
OR
ID
MN
ME
VT
NH
NY
MA
CT
RI
WI
MI
SD
WY
NV
UT
NE
IA
IL
IN
OH
PA
NJ
DE
CO
KS
MO
WV
MD
VA
DC
KY
CA
TN
NC
OK
AZ
NM
AR
SC
MS
AL
GA
TX
LA
FL
Online Sports Betting
Online Sports Betting & iGaming
Retail Only

Jurisdictions Not Presented Above:

- The Bahamas
- Puerto Rico

In 2022, we partnered with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and have launched the Caesars Racebook app within 22 states as of September 30, 2024. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
We are also in the process of expanding our Caesars Digital footprint into other states in the near term with our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps as jurisdictions legalize or provide necessary approvals. No customers under 21 years old are allowed to wager on any of our Caesars Sportsbook, Caesars Racebook or iGaming mobile apps.
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
Since inception of the joint venture, we have contributed a total of $7 million in cash and approximately 209 acres of land with a total fair value of $69 million. We have no further obligation to contribute additional real estate or cash. During the year ended December 31, 2023, we recorded $64 million of income related to the investment, primarily due to the joint venture’s gain on the sale of a land parcel. During the three months ended September 30, 2024, we received distributions of $39 million and recorded $11 million of income related to our investment due to the joint venture’s gain on the sale of a land parcel. As of September 30, 2024 and December 31, 2023, our investment in the joint venture was $119 million and $147 million, respectively, and is recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets.
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
Key performance metrics include volume indicators such as drop or handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. Slot win percentage is typically in the range of approximately 9% to 11% of slot handle for both the Las Vegas and Regional segments. Table games hold percentage is typically in the range of approximately 16% to 23% of table games drop in both the Las Vegas and Regional segments. Sports betting hold is typically in the range of 7% to 11% and iGaming hold typically ranges from 3% to 5%. In addition, hotel occupancy, which is the average percentage of available hotel rooms occupied during a period, is a key indicator for our hotel business in the Las Vegas segment. See “Results of Operations” section below. Complimentary and discounted rooms are treated as occupied rooms in our calculation of hotel occupancy. The key metrics we utilize to measure our profitability and performance are Adjusted EBITDA and Adjusted EBITDA margin.

Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results for the three and nine months ended September 30, 2024 and 2023:
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
•Caesars Sportsbook, Caesars Racebook and iGaming mobile apps – We continue to launch Caesars Sportsbook and Caesars Racebook in new jurisdictions, as well as our online and mobile iGaming applications. Caesars Palace Online Casino launched in August 2023 and Horseshoe Online Casino has initially launched in October 2024 in Michigan, with plans to expand into other jurisdictions where Caesars Digital iGaming platforms are live. As new states and jurisdictions have legalized sports betting, we have made varying degrees of upfront investments which have been executed through marketing campaigns and promotional incentives to acquire new customers and establish our presence in the new state or jurisdiction. We adjust our level of investment during the launch period in new jurisdictions based, in part, on prior experience and do not expect such investment to continue at elevated levels subsequent to the initial launch periods.
•Debt Transactions – In April 2024, Caesars Virginia, LLC entered into a $425 million Caesars Virginia Delayed Draw Term Loan and Revolving Credit Facility and has utilized $210 million of the Caesars Virginia Delayed Draw Term Loan as of September 30, 2024. During the nine months ended September 30, 2024 and 2023, we refinanced $4.4 billion of debt in both periods. In addition, in May 2024 we amended the CEI Credit Agreement and reduced the interest rate margin on the CEI Term Loan B and in June 2024 we made a voluntary principal repayment of $100 million on the CEI Term Loan B. We recorded losses on the early extinguishment of debt on the Statements of Operations of $3 million for the three months ended September 30, 2023 and $51 million and $200 million for the nine months ended September 30, 2024 and 2023, respectively. Subsequent to September 30, 2024, we issued $1.1 billion aggregate principal amount of 6.00% Senior Notes due 2032 (the “CEI Senior Notes due 2032”) and utilized the proceeds to redeem approximately $1.1 billion of the CEI Senior Notes due 2027. See Liquidity and Capital Resources below for more detail related to 2024 transactions.
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
•Impairment Charges – Primarily due to localized competition within certain markets in the Regional segment, resulting in decreased projected future cash flows at certain properties, the Company recognized impairments of certain intangible assets during the second quarter of 2024. The Company identified trademarks, gaming rights and goodwill at three reporting units with estimated fair values below their respective carrying values. During the nine months ended September 30, 2024, the Company recognized impairment charges totaling $118 million. During the nine months ended September 30, 2023, the Company did not recognize an impairment.

Results of Operations
The following table highlights the results of our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Net revenues:
Las Vegas	$1,062	$1,120	$3,191	$3,379
Regional	1,446	1,565	4,196	4,415
Caesars Digital	303	215	861	669
Managed and Branded	68	98	206	239
Corporate and Other (a)	(5)	(4)	(8)	1
Total	$2,874	$2,994	$8,446	$8,703

Net income (loss)	$9	$92	$(235)	$884

Adjusted EBITDA (b):
Las Vegas	$472	$482	$1,426	$1,527
Regional	498	575	1,400	1,531
Caesars Digital	52	2	97	9
Managed and Branded	19	20	54	58
Corporate and Other (a)	(40)	(36)	(123)	(117)
Total	$1,001	$1,043	$2,854	$3,008

Net income (loss) margin	0.3%	3.1%	(2.8)%	10.2%
Adjusted EBITDA margin	34.8%	34.8%	33.8%	34.6%
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
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the three and nine months ended September 30, 2024 and 2023” discussion later in this MD&A for a definition of Adjusted EBITDA and a reconciliation of net income (loss) to Adjusted EBITDA.
Consolidated comparison of the three and nine months ended September 30, 2024 and 2023
Net Revenues
Net revenues were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Casino	$1,599	$1,620	$(21)	(1.3)%	$4,691	$4,789	$(98)	(2.0)%
Food and beverage	438	443	(5)	(1.1)%	1,295	1,305	(10)	(0.8)%
Hotel	515	553	(38)	(6.9)%	1,522	1,581	(59)	(3.7)%
Other	322	378	(56)	(14.8)%	938	1,028	(90)	(8.8)%
Net revenues	$2,874	$2,994	$(120)	(4.0)%	$8,446	$8,703	$(257)	(3.0)%

Consolidated net revenues decreased for the three and nine months ended September 30, 2024, as compared to the same prior year period, due to a decline in casino revenues in our Las Vegas segment primarily driven by the decrease in gaming volume associated with the divestiture of Rio at the end of the third quarter of 2023 and lower table games hold. The Regional segment was negatively impacted by competition associated with new casino resorts opening in some of our regional markets, construction disruption from renovation projects at certain of our properties, and inclement weather in several of our property locations during the first quarter of 2024. These results were partially offset for the nine months ended September 30, 2024 by net revenues generated from the opening of our temporary gaming facilities at Caesars Virginia and Harrah’s Columbus Nebraska during the second quarter of 2023, followed by the permanent facility of Harrah’s Columbus Nebraska in May 2024. Furthermore, net revenues within our Caesars Digital segment improved due to a significant increase in iGaming handle coupled with improved hold and higher hold in sports betting.
Operating Expenses
Operating expenses were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Casino	$828	$831	$(3)	(0.4)%	$2,497	$2,476	$21	0.8%
Food and beverage	271	266	5	1.9%	800	775	25	3.2%
Hotel	152	146	6	4.1%	428	426	2	0.5%
Other	104	118	(14)	(11.9)%	298	336	(38)	(11.3)%
General and administrative	478	528	(50)	(9.5)%	1,443	1,536	(93)	(6.1)%
Corporate	76	74	2	2.7%	234	239	(5)	(2.1)%
Impairment charges	—	—	—	*	118	—	118	*
Depreciation and amortization	326	320	6	1.9%	979	943	36	3.8%
Transaction and other costs, net	(5)	(13)	8	61.5%	14	36	(22)	(61.1)%
Total operating expenses	$2,230	$2,270	$(40)	(1.8)%	$6,811	$6,767	$44	0.7%
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
Casino expenses were flat for the three and nine months ended September 30, 2024, as compared to the same prior year period, in connection with higher gaming taxes and software costs associated with increased revenues in our Caesars Digital segment, offset in part by lower gaming revenues in our Regional segment. We continue to strategically manage our marketing and advertising spend to reduce our casino expenses related to our Caesars Digital segment. Food and beverage expenses have increased mainly due to higher union and non-union wages in addition to increased employee head count in our Las Vegas segment associated with new food and beverage offerings. We continue to focus on labor efficiencies to manage increased labor costs.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal, internal audit, property taxes and marketing expenses indirectly related to our gaming and non-gaming operations. General and administrative expenses decreased for the three and nine months ended September 30, 2024, as compared to the same prior year periods, due to lower general advertising expenses and reduced rent expense related to the Rio which was divested at the end of the third quarter of 2023.
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

Depreciation and amortization expenses increased for the three and nine months ended September 30, 2024 as compared to the same prior year period primarily related to recently completed construction projects.
Transaction and other costs, net for the three and nine months ended September 30, 2024 primarily includes non-cash losses on the write down and disposal of assets and non-cash changes in equity method investments. Transaction and other costs, net for the three and nine months ended September 30, 2023 primarily includes pre-opening costs in connection with new property openings, professional services for integration activities and non-cash changes in equity method investments.
Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Interest expense, net	$(596)	$(581)	$(15)	(2.6)%	$(1,780)	$(1,761)	$(19)	(1.1)%
Loss on extinguishment of debt	—	(3)	3	100.0%	(51)	(200)	149	74.5%
Other income (loss)	4	(1)	5	*	29	5	24	*
Benefit (provision) for income taxes	(43)	(47)	4	8.5%	(68)	904	(972)	*
____________________
*    Not meaningful.
Interest expense, net increased for the three and nine months ended September 30, 2024, as compared to the same prior year period primarily due to the annual rent escalator associated with our VICI Leases. Interest expense associated with our debt instruments is also slightly higher due to our debt mix, partially offset by our continuing efforts to reduce outstanding debt. An increase in capitalized interest resulting from ongoing construction projects, including our new developments, has also offset the increase in total interest expense.
For the nine months ended September 30, 2024, loss on extinguishment of debt was primarily related to the prepayments of the CEI Senior Secured Notes due 2025 and the Caesars Resort Collection (“CRC”) Senior Secured Notes and the partial prepayment of the CEI Term Loan B. For the nine months ended September 30, 2023, loss on extinguishment of debt was primarily related to the prepayments of the CRC Term Loan, the CRC Incremental Term Loan and the Baltimore Term Loan.
Other income (loss) for the nine months ended September 30, 2024 primarily represents a change in estimate of our disputed claims liability.
The income tax provision for the three and nine months ended September 30, 2024 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
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

Segment comparison of the three and nine months ended September 30, 2024 and 2023
Las Vegas Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Net revenues:
Casino	$294	$323	$(29)	(9.0)%	$829	$945	$(116)	(12.3)%
Food and beverage	283	285	(2)	(0.7)%	866	868	(2)	(0.2)%
Hotel	330	341	(11)	(3.2)%	1,049	1,067	(18)	(1.7)%
Other	155	171	(16)	(9.4)%	447	499	(52)	(10.4)%
Net revenues	$1,062	$1,120	$(58)	(5.2)%	$3,191	$3,379	$(188)	(5.6)%

Table games drop (a)	$721	$840	$(119)	(14.2)%	$2,342	$2,596	$(254)	(9.8)%
Table games hold %	23.1%	24.7%		(1.6) pts	20.9%	22.5%		(1.6) pts
Slot handle (a)	$2,605	$2,715	$(110)	(4.1)%	$7,737	$8,207	$(470)	(5.7)%

Hotel occupancy	97.1%	96.6%		0.5 pts	97.8%	96.5%		1.3 pts

Adjusted EBITDA	$472	$482	$(10)	(2.1)%	$1,426	$1,527	$(101)	(6.6)%
Adjusted EBITDA margin	44.4%	43.0%		1.4 pts	44.7%	45.2%		(0.5) pts

Net income attributable to Caesars	$226	$238	$(12)	(5.0)%	$696	$792	$(96)	(12.1)%
____________________
(a)Prior year gaming volumes include Rio’s table games drop of $20 million and $70 million for the three and nine months ended September 30, 2023, respectively, and slot handle of $98 million and $342 million for the three and nine months ended September 30, 2023, respectively.
Our Las Vegas segment’s net revenues, net income and Adjusted EBITDA decreased for the three and nine months ended September 30, 2024, as compared to the same prior year period. Net revenues, net income and gaming volumes were negatively impacted by the divestiture of Rio at the end of the third quarter of 2023, although the segment’s Adjusted EBITDA margin improved due to lower rent expense resulting from the divestiture and improved operating efficiencies. Casino revenues also declined as a result of lower table games hold, which was at the high end and mid-point of our typical range for the three and nine months ended September 30, 2024, respectively, but down compared to the same prior year periods. Entertainment revenues also declined due to the mix of headliner performances in the current year, as compared to prior year. These decreases were slightly offset by higher hotel and food and beverage revenues associated with improved hotel occupancy, higher room rates and new food and beverage offerings. Net income and Adjusted EBITDA in the Las Vegas segment in the nine months ended September 30, 2024 were also negatively impacted by higher operating costs associated with (a) higher union and non-union wages, (b) increased employee head count associated with new food and beverage offerings and (c) increased promotional costs associated with special events held over the Super Bowl weekend.
For the three and nine months ended September 30, 2024, slot win percentage in the Las Vegas segment was within our typical range.

Regional Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Net revenues:
Casino	$1,024	$1,111	$(87)	(7.8)%	$3,072	$3,247	$(175)	(5.4)%
Food and beverage	155	158	(3)	(1.9)%	429	437	(8)	(1.8)%
Hotel	185	212	(27)	(12.7)%	473	514	(41)	(8.0)%
Other	82	84	(2)	(2.4)%	222	217	5	2.3%
Net revenues	$1,446	$1,565	$(119)	(7.6)%	$4,196	$4,415	$(219)	(5.0)%

Table games drop	$1,038	$1,144	$(106)	(9.3)%	$3,018	$3,166	$(148)	(4.7)%
Table games hold %	21.2%	21.6%		(0.4) pts	21.2%	21.8%		(0.6) pts
Slot handle	$10,434	$11,477	$(1,043)	(9.1)%	$30,836	$32,850	$(2,014)	(6.1)%

Adjusted EBITDA	$498	$575	$(77)	(13.4)%	$1,400	$1,531	$(131)	(8.6)%
Adjusted EBITDA margin	34.4%	36.7%		(2.3) pts	33.4%	34.7%		(1.3) pts

Net income attributable to Caesars	$125	$176	$(51)	(29.0)%	$115	$375	$(260)	(69.3)%
Our Regional segment’s net revenues, net income, Adjusted EBITDA and Adjusted EBITDA margin decreased for the three and nine months ended September 30, 2024, as compared to the same prior year period, primarily due to the continued impact of competition associated with new casino resorts opening in some of our regional markets and ongoing construction disruption from renovation projects at certain of our properties. Additionally, inclement weather in several of our regional property locations negatively impacted visitor volume in the first quarter of 2024. The impact of these unfavorable factors was partially offset for the nine months ended September 30, 2024 by the incremental revenues attributable to our temporary gaming facilities at Caesars Virginia and Harrah’s Columbus Nebraska that opened during the second quarter in 2023. The permanent facility of Harrah’s Columbus Nebraska opened in May 2024 following the closure of the temporary facility in March 2024.
As a result of the aforementioned factors impacting certain of our properties in the Regional segment, we recorded impairments totaling $118 million during the second quarter of 2024.
Slot win percentage in the Regional segment for the three and nine months ended September 30, 2024 was within our typical range.

Caesars Digital Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Net revenues:
Casino (a)	$282	$186	$96	51.6%	$794	$599	$195	32.6%
Other	21	29	(8)	(27.6)%	67	70	(3)	(4.3)%
Net revenues	$303	$215	$88	40.9%	$861	$669	$192	28.7%

Sports betting handle (b)	$2,328	$2,320	$8	0.3%	$8,207	$8,213	$(6)	(0.1)%
Sports betting hold %	8.6%	6.5%		2.1 pts	7.4%	6.3%		1.1 pts

iGaming handle	$3,826	$2,472	$1,354	54.8%	$10,861	$7,542	$3,319	44.0%
iGaming hold %	3.5%	3.1%		0.4 pts	3.4%	3.0%		0.4 pts

Adjusted EBITDA	$52	$2	$50	*	$97	$9	$88	*
Adjusted EBITDA margin	17.2%	0.9%		16.3 pts	11.3%	1.3%		10 pts

Net income (loss) attributable to Caesars	$11	$(29)	$40	*	$(19)	$(83)	$64	77.1%
____________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and poker of $66 million and $52 million for the three months ended September 30, 2024 and 2023, respectively, and $214 million and $184 million for the nine months ended September 30, 2024 and 2023, respectively. Promotional and complimentary incentives for poker were $5 million and $4 million for the three months ended September 30, 2024 and 2023 and $11 million for both the nine months ended September 30, 2024 and 2023.
(b)Caesars Digital generated an additional $191 million and $205 million of sports betting handle for the three months ended September 30, 2024 and 2023, respectively, and $669 million and $745 million for the nine months ended September 30, 2024 and 2023, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 12.7% and 8.9%, for the three months ended September 30, 2024 and 2023, respectively, and 10.5% and 10.1% for the nine months ended September 30, 2024 and 2023, respectively. Sports betting handle includes $10 million and $11 million for the three months ended September 30, 2024 and 2023, respectively, and $32 million and $35 million for the nine months ended September 30, 2024 and 2023, respectively, related to horse racing and pari-mutuel wagers.
Caesars Digital reflects the operations for retail and online sports betting, iGaming, poker, and horse racing, which includes our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.
Caesars Digital’s net revenues, net income (loss), Adjusted EBITDA, and Adjusted EBITDA margin improved significantly for the three and nine months ended September 30, 2024, as compared to the same prior year periods, primarily due to higher iGaming handle and iGaming hold coupled with improved sports betting hold. iGaming handle and iGaming hold improved following the launch of Caesars Palace Online Casino in August 2023. The improved sports betting hold reflects the benefit of the continued investment in our sports betting platform.
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
Sports betting and iGaming hold percentages in the Caesars Digital segment for the three and nine months ended September 30, 2024 were within our typical range.

Managed and Branded Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Net revenues:
Other	$68	$98	$(30)	(30.6)%	$206	$239	$(33)	(13.8)%
Net revenues	$68	$98	$(30)	(30.6)%	$206	$239	$(33)	(13.8)%

Adjusted EBITDA	$19	$20	$(1)	(5.0)%	$54	$58	$(4)	(6.9)%
Adjusted EBITDA margin	27.9%	20.4%		7.5 pts	26.2%	24.3%		1.9 pts

Net income attributable to Caesars	$19	$45	$(26)	(57.8)%	$54	$83	$(29)	(34.9)%
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

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Reimbursable management revenue	$49	$53	$(4)	(7.5)%	$152	$156	$(4)	(2.6)%
Reimbursable management cost	49	53	(4)	(7.5)%	152	156	(4)	(2.6)%
Corporate & Other

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2024	2023	Variance		2024	2023	Variance
Net revenues:
Casino	$(1)	$—	$(1)	*	$(4)	$(2)	$(2)	(100.0)%
Other	(4)	(4)	—	—%	(4)	3	(7)	*
Net revenues	$(5)	$(4)	$(1)	(25.0)%	$(8)	$1	$(9)	*

Adjusted EBITDA	$(40)	$(36)	$(4)	(11.1)%	$(123)	$(117)	$(6)	(5.1)%
____________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Nine Months Ended September 30, 2024 and 2023
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation expense, (gain) loss on extinguishment of debt, impairment charges, other (income) loss, net income (loss) attributable to noncontrolling interests, transaction costs associated with our acquisitions, developments, and divestitures, and non-cash changes in equity method investments. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, and payments under our leases with affiliates of VICI Properties Inc. and GLPI, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following tables summarizes our Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023, respectively, in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income (loss) attributable to Caesars	$(9)	$74	$(289)	$858
Net income attributable to noncontrolling interests	18	18	54	26
(Benefit) provision for income taxes (a)	43	47	68	(904)
Other (income) loss (b)	(4)	1	(29)	(5)
Loss on extinguishment of debt	—	3	51	200
Interest expense, net	596	581	1,780	1,761
Impairment charges (c)	—	—	118	—
Depreciation and amortization	326	320	979	943
Transaction costs and other, net (d)	7	(27)	49	47
Stock-based compensation expense	24	26	73	82
Adjusted EBITDA	1,001	1,043	2,854	3,008
Pre-disposition Adjusted EBITDA (e)	—	—	—	(15)
Same-Store Adjusted EBITDA	$1,001	$1,043	$2,854	$2,993
____________________
(a)Benefit for income taxes during the nine months ended September 30, 2023 includes the release of $940 million of valuation allowance against deferred tax assets.
(b)Other (income) loss for the nine months ended September 30, 2024 primarily represents a change in estimate of our disputed claims liability.
(c)Impairment charges for the nine months ended September 30, 2024 includes impairments within our Regional segment, identified in the second quarter of 2024, as a result of a decrease in projected future cash flows at certain properties primarily due to localized competition.
(d)Transaction costs and other, net primarily includes costs related to non-cash losses on the write down and disposal of assets, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with new property openings and expansion projects at existing properties, and non-cash changes in equity method investments. Additionally, transactions costs and other, net for the three and nine months ended September 30, 2023 includes (i) net proceeds received in exchange for participation rights in an insurance claim and (ii) proceeds received for the termination of the Caesars Dubai management agreement.
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
Liquidity and Capital Resources
We are a holding company, and our only significant assets are ownership interests in our subsidiaries. Our ability to fund our obligations depends on existing cash on hand, cash flows from our subsidiaries and our ability to raise capital. Our primary sources of liquidity and capital resources are existing cash on hand, cash flows from operations, availability of borrowings under our CEI Revolving Credit Facility and proceeds from the issuance of debt and equity securities. Our cash requirements may fluctuate significantly depending on our decisions with respect to business acquisitions or divestitures and strategic capital and marketing investments.

As of September 30, 2024, our cash on hand and borrowing capacity was as follows:

(In millions)	September 30, 2024
Cash and cash equivalents	$802
Revolver capacity (a)	2,035
Revolver capacity committed to letters of credit	(84)
Revolver capacity committed as regulatory requirement	(46)
Total (b)	$2,707
____________________
(a)Revolver capacity includes $2.05 billion under the CEI Revolving Credit Facility, maturing in January 2028 (subject to a springing maturity in the event certain other long-term debt of Caesars is not extended or repaid), and $25 million under the CVA Revolving Credit Facility, maturing on April 26, 2029, less $40 million reserved for specific purposes.
(b)Excludes approximately $190 million of additional borrowing available under the CVA Delayed Draw Term Loan.
During the nine months ended September 30, 2024, our operating activities generated operating cash inflows of $766 million, as compared to operating cash inflows of $1.3 billion during the nine months ended September 30, 2023, primarily due to changes in working capital, coupled with the results of operations described above.
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
On April 26, 2024, Caesars Virginia, LLC entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent and collateral agent, and certain banks and other financial institutions and lenders party thereto (the “CVA Credit Agreement”), which provides for a senior secured first lien multi-draw term loan facility in an aggregate principal amount of $400 million (the “CVA Delayed Draw Term Loan”) and a senior secured first lien revolving credit facility in an aggregate principal amount of $25 million (the “CVA Revolving Credit Facility”), both maturing on April 26, 2029. The CVA Delayed Draw Term Loan requires quarterly principal payments commencing on the last day of the first full fiscal quarter following the opening date of the permanent facility of Caesars Virginia. The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan are subject to a variable rate of interest based on Term SOFR plus an applicable margin. As of September 30, 2024, there was $210 million utilized under the CVA Delayed Draw Term Loan.

On October 17, 2024, we issued $1.1 billion in aggregate principal amount of the CEI Senior Notes due 2032. The net proceeds from the issuance of the CEI Senior Notes due 2032 were used to redeem approximately $1.1 billion of the principal amount, including accrued and unpaid interest, related expenses and fees of the CEI Senior Notes due 2027. As a result of the early repayment, we estimate to incur approximately $31 million of loss on extinguishment of debt during the fourth quarter of 2024.
On November 8, 2018, we announced that our Board of Directors authorized a $150 million common stock repurchase program (the “2018 Share Repurchase Program”). During the nine months ended September 30, 2024, we acquired 3,872,478 shares of common stock under the 2018 Share Repurchase Program at an aggregate value of $141 million, excluding any applicable excise taxes, and an average of $36.38 per share. In connection with these repurchases, including repurchases of $9 million in 2018, the 2018 Share Repurchase Program was completed and all shares repurchased under the 2018 Share Repurchase Program were retired. No shares were repurchased during the nine months ended September 30, 2023. In September 2024, our Board of Directors authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). See “Share Repurchase Program” below for details.
We expect that our primary capital requirements going forward will relate to the expansion and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under the GLPI Leases and the VICI Leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the remainder of 2024 include the completion of expansion projects, hotel renovations and continued investment into new markets with our Caesars Sportsbook and iGaming applications. In addition, we may, from time to time, seek to repurchase or prepay our outstanding indebtedness. Any such purchases or prepayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
We have agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Some of the agreements provide us with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of September 30, 2024 and December 31, 2023, obligations related to these agreements were $455 million and $605 million, respectively, with contracts extending through 2040. These obligations include various third-party agreements which have been entered into by us for certain of our Las Vegas and Regional properties, or our Caesars Digital segment. The agreements include leasing of event suites that are generally considered short-term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
We partnered with the Eastern Band of Cherokee Indians to build and develop Caesars Virginia. The permanent development has a budget of $750 million and will include a premier destination resort casino with a 320-room hotel, 1,300 slot machines, 85 live table games, a WSOP Poker Room, a Caesars Sportsbook, a live entertainment theater and 40,000 square feet of meeting and convention space. Caesars Virginia’s temporary facility opened on May 15, 2023 and the permanent facility is scheduled to open in December 2024. Construction of Caesars Virginia’s permanent facility is being funded in part by cash flows from the temporary facility as well as funds available under the CVA Credit Agreement.
Additionally, on May 17, 2024, we opened the permanent facility of Harrah’s Columbus Nebraska which is a casino featuring a new one-mile horse racing surface, a 40,000-square-foot-casino and sportsbook with more than 400 slot machines and 20 table games, as well as a restaurant and retail space.
As a condition of the extension of the casino operating contract and ground lease for Caesars New Orleans, formerly Harrah’s New Orleans, we were also required to make a capital investment of at least $325 million on or around Caesars New Orleans. The capital investment involves the rebranding of the property to Caesars New Orleans which includes a renovation and full interior and exterior redesign, updated casino floor, new culinary experiences and a new 340-room hotel tower. As of September 30, 2024, the Company has met the capital investment requirements, and the project is expected to be completed in the fourth quarter of 2024.

Cash used for capital expenditures totaled $1.0 billion and $895 million for the nine months ended September 30, 2024 and 2023, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our capital expenditures for the nine months ended September 30, 2024, and an estimated range of capital expenditures for the remainder of 2024. Excluding capital expenditure relating to Caesars Virginia, we estimate 2024 cash capital expenditure spend of approximately $850 million.

	Nine Months Ended September 30, 2024	Estimate of Remaining Capital Expenditures for 2024
(In millions)	Actual	Low	High
Growth and renovation projects	$311	$50	$90
Caesars Digital	79	25	35
Maintenance projects	321	60	90
Total estimated capital expenditures from unrestricted cash	711	135	215

Caesars Virginia (a)	306	65	115

Total	$1,017	$200	$330
___________________
(a)On April 26, 2024, Caesars Virginia, LLC entered into a new five-year $425 million pro rata bank financing to fund the remaining capital expenditures associated with the permanent casino resort facility, which is expected to open in December 2024.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $175 million for the remainder of 2024. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations, that take effect in November of each year, based on the Consumer Price Index (“CPI”). In addition to the CPI escalator, November 2024 represents the beginning of the first lease year in which our VICI leases are also subject to a variable rent component based on certain historical net revenues of our leased properties. The next such lease year with a variable rent adjustment begins November 2027. We estimate our lease payments to VICI and GLPI to be approximately $331 million for the remainder of 2024.
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
On August 1, 2024, we entered into a definitive agreement to sell the World Series of Poker (“WSOP”) assets to NSUS Group Inc (“NSUS”). Under the terms of the agreement, NSUS will pay $250 million in cash at closing and enter into a term loan with us for an additional $250 million for a total purchase price of $500 million. The term loan will bear interest at a market rate, plus an applicable margin, with interest and principal payments due quarterly through the fifth anniversary of the closing date. On October 29, 2024, we closed the sale to NSUS.
Concurrent with signing the sale agreement, we entered into licensing agreements with NSUS that allows us to continue our current operations within the United States, including the WSOP’s live tournament series in Las Vegas for the next 20 years.
We are also continuing to negotiate the sale of certain non-core assets.
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
As of September 30, 2024, we were in compliance with all of the applicable financial covenants described above.
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
Share Repurchase Program
Subsequent to the completion of the 2018 Share Repurchase Program in September 2024, as described above, on October 2, 2024, we announced that our Board of Directors authorized a $500 million common stock repurchase program in September 2024. Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the 2024 Share Repurchase Program. All share repurchases under the 2024 Share Repurchase Program will be retired. As of September 30, 2024, there were no share repurchases made under the 2024 Share Repurchase Program.
Contractual Obligations
There have been no other material changes during the nine months ended September 30, 2024 to our contractual obligations as disclosed in Part II, Item 7 of the 2023 Annual Report. See Note 5 to our unaudited Financial Statements, which is included elsewhere in this report, for additional information regarding contractual obligations.
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

As of September 30, 2024, long-term variable-rate borrowings totaled $6.3 billion under the CEI Term Loans, the CVA Delayed Draw Term Loan and the CEI Revolving Credit Facility and no amounts were outstanding under the CVA Revolving Credit Facility. Long-term variable-rate borrowings under the CEI Term Loans, the CVA Delayed Draw Term Loan and the CEI Revolving Credit Facility represented approximately 50% of consolidated long-term debt as of September 30, 2024. As of September 30, 2024, the weighted average interest rates on our variable and fixed rate debt were 7.87% and 6.70%, respectively.
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
•our ability to complete pending dispositions and divestitures and effectively reinvest the proceeds thereof;
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

Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in the 2023 Annual Report. There have been no material changes to those risk factors during the nine months ended September 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our share repurchases during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2024 to July 31, 2024	—	$—	—	$141
August 1, 2024 to August 31, 2024	2,658,146	36.18	2,658,146	45
September 1, 2024 to September 30, 2024	1,214,332	36.80	1,214,332	500
Total	3,872,478	$36.38	3,872,478	$500
On November 8, 2018, we announced that our Board of Directors authorized a $150 million common stock repurchase program (the “2018 Share Repurchase Program”). During the three and nine months ended September 30, 2024, we repurchased an aggregate of $141 million of common stock, excluding any applicable excise tax, as described in the table above. As of result of these repurchases, including repurchases of $9 million in 2018, the 2018 Repurchase Program was completed and the Company elected to retire all shares repurchased under the 2018 Share Repurchase Program.
On October 2, 2024, we announced that our Board of Directors authorized a new $500 million common stock repurchase program (the “2024 Share Repurchase Program”) in September 2024. Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The 2024 Share Repurchase Program has no minimum number of shares of common stock that we are required to repurchase, no time limit, and may be suspended or discontinued at any time without notice. All shares repurchased under the 2024 Share Repurchase Program will be immediately retired. As of September 30, 2024, there were no share repurchases made under the 2024 Share Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
For the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on June 16, 2023.

3.2	Amended and Restated Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on August 1, 2022.

4.1
Indenture (6.00% CEI Senior Notes due 2032) dated as of October 17, 2024, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as Trustee.
Previously filed on Form 8-K filed on October 17, 2024.

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

CAESARS ENTERTAINMENT, INC.

Date: October 29, 2024	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2024	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)