Form 10-K
period 2024-12-31
Caesars Entertainment, Inc.
filed 2025-02-25
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was $8.2 billion at June 30, 2024 based upon the closing price for the shares of CZR’s common stock as reported by The Nasdaq Stock Market.
As of February 20, 2025, there were 212,013,306 outstanding shares of the Registrant’s Common Stock, net of treasury shares.

Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2024.

CAESARS ENTERTAINMENT, INC.
ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2024

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
Item 1.    Business
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, we grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. in 2017, Tropicana Entertainment, Inc. in 2018, Caesars Entertainment Corporation in 2020, and William Hill PLC in 2021. Our ticker symbol on the NASDAQ Stock Market is “CZR.”
Our primary source of revenue is generated by our gaming operations, which includes retail and online sports betting and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of December 31, 2024, we own, lease or manage an aggregate of 53 domestic properties in 18 states. We also operate and conduct sports wagering across 32 jurisdictions in North America, 26 of which offer online sports betting, and operate iGaming in five jurisdictions in North America. We currently operate the Caesars Sportsbook app, the Caesars Racebook app, the Caesars Palace Online Casino app and the new Horseshoe Online Casino app which initially launched in October 2024. We expect to continue to grow our operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and iGaming. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. We lease certain real property assets from third parties, including GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) and VICI Properties L.P., a Delaware limited partnership (“VICI”). See Item 2, “Properties,” for more information about our properties.
Business Operations
Our consolidated business is composed of complementary businesses that reinforce, cross-promote, and build upon each other: casino, which includes our retail and online sports betting and iGaming, food and beverage, hotel, casino management or branding, entertainment, retail and other business operations.
Casino Operations
Our casino operations generate revenues from approximately 51,400 slot machines, 2,800 table games, including poker, sports betting from our retail and online sportsbooks, iGaming and other games such as keno, all of which comprised approximately 56% of our total net revenues in 2024. Slot revenues generate the majority of our casino revenues.
Retail and Online Sports Betting and iGaming
The Company operates and conducts sports wagering across 32 jurisdictions in North America, 26 of which offer online sports betting, and operates iGaming in five jurisdictions in North America as of December 31, 2024. We offer hundreds of online casino games including slots, table games, live dealer and video poker and we expect to increase our product offerings as iGaming is legalized in additional states. We continue to leverage the World Series of Poker (“WSOP”) brand within the United States with the licensing agreement that we entered into concurrently with the sale of WSOP brand on October 29, 2024.

Our Caesars Sportsbook app operates on our owned and integrated technology platform we have labeled Liberty (“Liberty”). The app offers extensive pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. In addition to the Caesars Sportsbook app, we partnered with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc. and operate the Caesars Racebook app in 22 states. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Additionally, we launched our Caesars Palace Online Casino app in 2023 and initially launched the new Horseshoe Online Casino app in October 2024. Wagers placed can earn credits towards the Caesars Rewards loyalty program or points which can be redeemed for free wagering credits. No customers under 21 years old are allowed to wager on any of our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps. Growth in the Caesars Digital segment continues to be realized with the strategic expansion into new states as jurisdictions legalize retail and online sports betting, iGaming and online horse race wagering.
Sports Brand Partnerships — Caesars Sportsbook has partnerships with the NFL, NBA, NHL, MLB, and several individual teams. We have continued to create new partnerships among professional sports teams and entered into a 20-year exclusive naming-rights partnership branding the Caesars Superdome in New Orleans in 2021. Our strategy includes developing local and national partnerships that align our sportsbooks, casinos, resorts and brands with sports fans. We have high-profile exclusive sports entertainment partnerships with the NFL, making Caesars the first-ever “Official Casino Sponsor” in the history of the league. This historic partnership combines the NFL’s legendary events with our properties to bring unique experiences to our patrons. This includes exclusive rights to use NFL trademarks to promote our properties and enabling Caesars to host exclusive special events and experiences.
Food and Beverage Operations
Our food and beverage operations generate revenues from our dining venues, bars, nightclubs, and lounges located throughout our casinos and represented approximately 15% of our total net revenues in 2024. Many of our properties include several dining options, ranging from upscale dining experiences to moderately-priced restaurants, some of which offer pickup or in-room delivery options.
Hotel Operations
Hotel operations generate revenues from hotel stays at our properties in our approximately 45,600 guest rooms and suites and represented approximately 18% of our total net revenues in 2024. Our properties operate at various price and service points, allowing us to host a variety of casino guests, who are visiting our properties for gaming and other casino entertainment options, and non-casino guests who are visiting our properties for other purposes, such as vacation travel or conventions.
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
Entertainment and Other Non-Gaming Operations
We provide a variety of retail and entertainment offerings at our properties. We operate various entertainment venues across the United States, including the Colosseum at Caesars Palace Las Vegas and PH Live at Planet Hollywood Resort & Casino. These award-winning entertainment venues host or have announced plans to host, prominent headliners such as Garth Brooks, The Killers, Rod Stewart, Jerry Seinfeld, Kelly Clarkson, Shania Twain, Scorpions and Blake Shelton.
On December 12, 2024, we sold the LINQ Promenade, which is an open-air dining, entertainment, and retail development located between The LINQ Hotel & Casino and Flamingo Las Vegas. The retail stores offer guests a wide range of options from high-end brands and accessories to souvenirs and decorative items. We continue to operate the High Roller, a 550-foot observation wheel, and Fly LINQ, the first and only zipline on the Las Vegas Strip located between the LINQ Hotel & Casino and Flamingo Las Vegas.
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
We are also continuing to monitor interest rates which have a direct impact on certain of our debt instruments, in addition to an effect on consumer spending. We evaluate projected changes in interest rates when entering into borrowing arrangements and manage our mix of fixed versus variable debt accordingly.
We continue to manage the economic challenges affecting our industry and our Company that arise including labor shortages, higher labor costs, supply chain disruptions, increased costs of goods and services, among other impacts. Further discussion of the effects of these trends are described throughout this Form 10-K. The extent and duration of these trends is uncertain and may intensify.
Online Betting and Gaming — Online betting and gaming is a rapidly developing sector of the e-commerce industry and we believe the digital segment of the global betting and gaming industry will continue to grow in popularity and consumer confidence. The market for online betting platforms is being driven by the increased use of digital processes and growing bettor demand. We anticipate that the United States market will continue to have a strong and steady uptake in active wagers as state-by-state legislation in the United States continues to evolve resulting in new opportunities in the United States sports betting market. The extent and future effects of online betting and gaming on our casino properties is uncertain but we expect that our online betting and gaming offerings will be complementary to our overall brick-and-mortar casino business.
Competition
The casino entertainment business is highly competitive. The industry is composed of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. In most regions, we compete directly with other casino facilities operating in the immediate and surrounding areas. There has been increased competition from openings of newly developed casinos and plans of development in certain regions, including new tribal expansions throughout the United States. In Las Vegas, our largest jurisdiction, there have been openings and proposals for other large scale gaming and non-gaming development projects by various other developers and local casino operators. In response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. Our Las Vegas Strip hotels and casinos also compete, in part, with each other.
In recent years, many casino operators, including us, have been reinvesting in existing facilities, developing or rebranding new casinos or complementary facilities, and acquiring established facilities. These reinvestment and expansion efforts combined with aggressive marketing strategies by us and many of our competitors have resulted in increased competition in many regions. As companies have completed new expansion projects, supply has grown at a faster pace than demand in some areas. The expansion of properties and entertainment venues into new jurisdictions also presents competitive pressures.
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
We also compete with other non-gaming resorts and vacation areas, various other entertainment businesses, and other forms of gaming, such as state lotteries, on-track and off-track wagering, video lottery terminals, and card parlors. Our non-gaming offerings also compete with other retail facilities, amusement attractions, food and beverage offerings, and entertainment venues. Internet gaming and sports betting may also create additional competition in certain jurisdictions that our brick-and-mortar properties are located.

We face significant competition in our online sports betting, online horse racing wagering and iGaming businesses in jurisdictions where we currently operate and those jurisdictions in which we wish to expand. We continue to face new forms of competition with the advancement of other mobile sports betting, daily fantasy sports, sweepstakes betting products and other products by operators in similar jurisdictions in which we operate, as well as operators which are unregulated and operate outside of the United States. Although we have experienced recent success in obtaining approval for sports betting and iGaming licenses in new jurisdictions, new state launches may require significant upfront investment and may not be successful.
Resources Material to Business
Rewards Programs
We believe Caesars Rewards enables us to compete more effectively and capture a larger share of our customers’ entertainment spending when they travel among regions or engage in online wagering and gaming versus that of a standalone property, which is core to our cross-market strategy.
Caesars Rewards members earn Reward Credits for qualifying gaming activities, including sports betting, online gaming and iGaming apps and wagering in the Caesars Sportsbook, Caesars Palace Online Casino, Horseshoe Online Casino, and Caesars Racebook apps. Members also earn Reward Credits for qualifying hotel, dining and retail spending at most Caesars Entertainment destinations in the United States and Canada. Additionally, Reward Credits are earned when members use their Caesars Rewards VISA credit card or make a purchase through a Caesars Rewards partner. Members can redeem their earned Reward Credits for those same experiences.
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
We own or have the right to use proprietary rights to a number of trademarks that we consider, along with the associated name recognition, to be valuable to our business, including Eldorado, Silver Legacy, Isle, Lady Luck, Tropicana, Circus Circus, Caesars, Flamingo, Harrah’s, Horseshoe, Paris, Planet Hollywood, Caesars Rewards, Caesars Sportsbook, and William Hill.
As of December 31, 2024, our Caesars Sportsbook app is powered by our Liberty platform. The Liberty platform resulted in a significant upgrade to our user interface and significant product upgrades including numerous pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. Our Liberty platform also integrates customers with the Caesars Rewards loyalty program. In addition, we and NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., have launched the Caesars Racebook app in 22 jurisdictions. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world. Wagers placed can earn credits towards the Caesars Rewards loyalty program.

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
Internal Revenue Service Regulations, Bank Secrecy Act & Anti-Money Laundering
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
Caesars maintains a comprehensive risk-based Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) program. It includes strong governance and effective internal controls and procedures to comply with applicable BSA requirements, regulatory guidance, and any related laws, and to take measures to prevent its affiliated casinos from being used for money laundering or other criminal activity. Execution of the program is governed with reference to FINCEN’s guidance on the Culture of Compliance. Caesars’ internal AML Policy, Know Your Customer Policy and BSA Identification Policy outline the Caesars AML Program and set the minimum standards for the related procedures and internal controls of the Caesars casino affiliates. Certain employees are required to complete annual trainings related to company policies, including AML.

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
Climate Change
There has been an increasing focus of international, national, state, regional and local regulatory bodies on greenhouse gas (“GHG”), including carbon emissions, and climate change issues. Future regulation could impose stringent standards to substantially reduce GHG emissions. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress. Some Administrations have taken steps to further regulate GHG emissions. Those reductions could be costly and difficult to implement or estimate.
Beyond financial and regulatory effects, the projected severe effects of climate change – such as property damage or supply chain issues stemming from extreme weather events – has already and may continue to directly affect our facilities and operations. We recognize the impacts of climate change and are engaged in long-term initiatives to identify, assess, and manage the risks and opportunities associated with climate change (see “Environmental Stewardship” below).

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
Human Capital Management
We aim to provide a workplace that is engaging, empowering, inclusive and respectful for all employees (our “Team Members”), embracing a culture of openness, passion for service and recognition. Our ongoing investment in professional training and development, safety, health and wellbeing, and Team Member recognition linked to guest satisfaction and community engagement are all important drivers of our success in delivering strong business results and creating value. We have approximately 50,000 Team Members throughout our organization, excluding all tribal partnerships.
Labor Relations
Approximately 22,000, or 44% of our Team Members, are covered by collective bargaining agreements with certain of our subsidiaries. The majority of these employees in various job positions are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Expiration Date of Collective Bargaining Agreement (a)
Las Vegas Culinary Employees	10,300	Culinary Workers Union, Local 226	September 30, 2028
Atlantic City Food & Beverage and Hotel Employees	2,600	UNITE HERE, Local 54	May 31, 2026
Las Vegas Dealers	2,000	United Auto Workers	June 30, 2026
Las Vegas Bartenders	1,300	Bartenders Union, Local 165	September 30, 2028
Las Vegas Teamsters	1,200	Teamsters, Local 986	August 31, 2029
____________________
(a)The agreements are generally amendable 60 days prior to expiration date.
Talent acquisition and retention are key priorities. We maintain a wide range of channels for recruiting, including outreach to academic institutions, trade training centers, culinary institutions and nonprofits that help us source a dynamic pool of candidates who represent the communities in which we operate across the United States. We are committed to supporting Team Members throughout their career with Caesars and providing opportunities to achieve their professional goals.
We strive to inspire our Team Members through our mission, vision and values, and our Code of Commitment (described below). To evaluate our Team Member experience and our retention efforts, we monitor several Team Member measures, such as turnover rates and Team Member satisfaction. We send out Team Member experience surveys to help us further understand the drivers of engagement and areas where we can improve. These surveys are completed on a regular basis alongside additional surveys targeted at specific events within a Team Member cycle such as new hire onboarding and exit inquiries.
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
We also maintain programs to help our Team Members improve their health and wellbeing. These programs strive to provide metrics to demonstrate improvements in health for participating Team Members and their covered family members. We continue to make enhancements to our offerings and wellbeing programs with a wide range of affordable options, mental health initiatives and onsite primary care clinics.

We remain focused on recruiting and retaining Team Members who represent the communities in which we operate and creating an inclusive environment where all Team Members and guests are welcome. We embrace the unique and dynamic perspectives of our workforce and are committed to providing a workplace where every individual feels valued and empowered to be their best. We are concluding our five-year workforce diversity goals established in 2020, continue to comply with demographic requirements as outlined by various regulators.
Corporate Social Responsibility
Caesars’ Board of Directors (the “Board”) and senior executives view corporate social responsibility (“CSR”) as an integral element in the way we do business, with the belief that being a good corporate citizen helps protect the Company against risk, contributes to improved performance and helps foster positive relationships with all those with whom we connect. The Board and our executive management are committed to being an industry leader in CSR. In 2024, the Board and our leadership continued to engage with our CEO-level external CSR Advisory Board composed of experts representing inclusion, social impact, sustainability, business strategy, academia and investors, and used their guidance to confirm our CSR priorities. These priorities are reflected in our 15th annual CSR report, published in 2024 in accordance with Global Reporting Initiative Standards.
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
PEOPLE PLANET PLAY Strategy
Our PEOPLE PLANET PLAY strategy defines how we meet the obligations of our Code of Commitment. PEOPLE PLANET PLAY establishes multi-year targets in key areas of impact, including science-based greenhouse gas emissions-reduction goals aligning with global best practices on climate change action. In 2022, we conducted a comprehensive CSR assessment to evaluate our assumptions. With the help of an external specialist, our assessment gathered input from internal and external stakeholders, reviewed multiple industry and environmental, social and governance (“ESG”) disclosures, standards and frameworks and yielded 21 material topics. Our materiality assessment is available on our website at www.investor.caesars.com within the ESG resource hub on our Corporate Social Responsibility page. We are in the process of reviewing and updating our materiality assessment.
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
Code of Ethics and Business Conduct
Caesars also maintains a Code of Ethics and Business Conduct (the “Code”) that includes standards designed to deter wrongdoing and to promote, amongst other standards, honest and ethical conduct and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission.

Caesars’ Chief Legal Officer serves as the compliance officer of the Code and Caesars provides periodic training regarding the contents and importance of the Code.
Gaming Compliance Plan
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
In 2024, we updated our Scope 1 and 2 GHG emission reduction goals to align with a 1.5-degree Celsius limit to global warming, measured against a 2019 base year. Our goals were established using an absolute contraction approach and align with published guidance from the Intergovernmental Panel on Climate Change. We also reaffirmed our publicly stated goal to become carbon neutral by 2050 with interim absolute GHG emission reduction goal of 46.2% by 2030 measured against a 2019 base year. We have updated our inventory management plan to allow for ongoing management and reporting of Scope 1 and 2 emissions in accordance with industry standards and we have updated and restated our energy and GHG emissions data dating back to 2019. Between 2019 and 2023, Caesars delivered a reduction in absolute Scopes 1 and 2 GHG emissions of 20.7%. In 2024 we also set an absolute reduction target for Scope 3 emissions of 37.5% by 2035 against a 2022 baseline.
To achieve our goals, we have taken initiatives such as pursuing renewable energy sources and low-carbon options, including on site solar developments. For example, we have contracts to purchase energy from solar covered parking canopies completed at two Atlantic City properties, we installed solar covered parking at Harrah’s Pompano Beach and the Harrah’s Atlantic City convention center solar rooftop project is expected to be completed by the end of 2025. We also entered into long-term purchase power agreements for solar energy in Nevada from an on-site rooftop development at our Caesars Forum that is expected to go online by the end of 2025 as well as an off-site, utility-scale project. Our long-term goals include a continued focus on energy efficiency and conservation as well as evaluating additional renewable energy supply opportunities for each of our properties.
We voluntarily participate in the CDP (formerly the Carbon Disclosure Project), an international nonprofit that runs a global disclosure system for investors, companies, and regions to manage their environmental impacts. In 2024, Caesars scored a B for both water security and for climate change.
We are engaged in extensive waste reduction efforts across our facilities, including recycling, food donation, and manure composting. In 2023, we estimated our total waste diversion from landfills at 44%.
Community Investment
Caesars contributes to our local communities to help them develop and prosper, through funding community projects, Team Member volunteering and cash donations from the Caesars Foundation, a private foundation funded from our operating income. In 2024, the Caesars Foundation contributed $3.4 million to communities across the United States. During 2024, our Team Members, including Team Members through our tribal partnerships volunteered over 93,000 hours through the HERO program.
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

Cautionary Statements Regarding Forward-Looking Information
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
•our ability to complete dispositions and divestitures and effectively reinvest the proceeds thereof;
•the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties, future projects and the operation of our online sportsbook, poker and iGaming applications;
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
•the effects of war, terrorist activity, acts of violence, natural disasters and other catastrophic events;
•increased scrutiny and changing expectations regarding our environmental, social and governance practices and reporting;
•our reliance on key personnel and the intense competition to attract and retain management and key employees in the gaming industry;
•work stoppages and other labor problems;
•our ability to secure and retain performers and other entertainment offerings on acceptable terms; and
•other factors described in Part II, Item 1A. “Risk Factors” contained herein and our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.
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
Our brick-and-mortar operations face increasing competition as a result of the expansion of legalized online gaming and betting, including our own online betting and gaming operations, in a number of the jurisdictions in which we operate. Additionally, we face new competition from sports event trading as derivatives products regulated by the Commodity Futures Trading Commission. This new competition purports to be available nationwide and is currently being offered by a growing number of providers. While we believe that we are well positioned to compete with new entrants to the betting and gaming market through our online betting and gaming offerings, the competitive dynamic is evolving and we cannot assure you that our results of operations will not be adversely impacted by the expansion of legalized online gaming and betting.
States that already have legalized casino gaming may further expand gaming, and other states that have not yet legalized gaming such as Texas, may do so in the future. We also compete with Native American gaming operations in California and other jurisdictions where Native American tribes operate large-scale gaming facilities or otherwise conduct gaming activities on Native American lands, which we expect will continue to expand. Further expansion of legalized casino gaming in jurisdictions in or near our markets or changes to gaming laws in states in which we have operations and in states near our operations could increase competition and could adversely affect our operations.
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
Consumer demand for leisure activities such as casinos, hotels, racetracks, online betting, iGaming and other forms of hospitality or gambling is particularly sensitive to downturns in the economy, inflation and the associated impact on discretionary spending. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of declines in consumer confidence in the economy, the impact of high energy and food costs, rising interest rates, the increased cost of travel, decreased disposable consumer income and wealth, fears of war and future acts of terrorism, or widespread illnesses, epidemics, or similar public health emergencies, can have a material adverse effect on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and could further reduce customer demand for the amenities and products that we offer. In addition, increases in gasoline prices, including increases prompted by global political and economic instabilities, can adversely affect our casino operations because most of our patrons travel to our properties by car or on airlines that may pass on increases in fuel costs to passengers in the form of higher ticket prices.
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
The gaming industry is characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of game, on average, will win or lose in the long run. In addition to the element of chance, win rates (hold percentages) are also affected by the spread of table limits and factors that are beyond our control, such as a player’s skill, experience and behavior, the mix of games played, the financial resources of players, the volume of bets placed, and the amount of time players spend gambling. As a result of the variability in these factors, the actual win rates at our casinos may differ from the theoretical win rates we have estimated and could result in the winnings of our gaming customers exceeding those anticipated. The variability of win rates (hold rates) also has the potential to negatively impact our financial condition, results of operations, and cash flows.
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
We rely on third parties to provide services that are essential to the operation of our online betting and gaming business, including player account management, geolocation and identity verification systems to ensure we comply with laws and regulations, processing deposits and withdrawals made by our online users and providing information regarding schedules, results, performance and outcomes of sporting events to determine when and how bets are settled. Additionally, we rely on third-party sports data providers, such as SportRadar and Genius Sports, among others, to obtain accurate information regarding schedules, results, performance and outcomes of sporting events for our sportsbook product. We rely on this data to determine when and how bets are settled. The software, systems and services provided by our third-party providers may not meet our expectations, contain errors or weaknesses, be compromised or experience outages. A failure of such third-party systems to perform effectively, or any service interruption to those systems, could adversely affect our business by preventing users from accessing our online platform, delaying payment or resulting in errors in settling bets, which could give rise to regulatory issues relating to the operation of our business. By way of example, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who are not permitted to access them or otherwise inadvertently denying access to individuals who are permitted to access them, and errors or failures by our payment processors and sports data providers could result in a failure to timely and accurately process payments to and from users or errors in settling bets. Any such errors or failures could result in violations of applicable regulatory requirements and adversely affect our reputation and our ability to attract and retain our online users. Furthermore, negative publicity related to any of our third-party partners could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
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
Public health issues and mitigation measures recommended or required by public health officials have had a material adverse effect on our operations. For example, all of our casino properties were temporarily closed for several weeks during 2020 due to orders issued by various government agencies and tribal bodies. Following re-opening of our properties, our operations were affected by social distancing measures, including reduced gaming operations, limitations on number of customers present in our facilities, restrictions on hotel, food and beverage outlets and limits on events that would otherwise attract customers to our properties. As required restrictions were eased, prolonged impacts on the economy, our industry and our business continued, with increased challenges arising from labor shortages, higher labor costs, supply chain challenges, increasing costs of goods and services, inflation and rising interest rates, among other impacts. The extent and duration of the impact of such measures on our business in the future is difficult to predict and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Increased scrutiny and changing expectations from investors, consumers, employees, regulators, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation or expose us to claims.
Companies across all industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. Many investors, consumers, employees and other stakeholders are focused on ESG practices and the implications and social cost of their investments, purchases and other interactions with companies. Regulators are also focused on compliance with applicable laws. If our ESG practices and reporting do not meet investor, consumer, employee or regulator expectations, which continue to evolve, our brand, reputation and business may be negatively impacted.
As ESG practices and reporting standards continue to develop, we may incur increasing costs related to ESG monitoring and reporting and compliance with ESG initiatives. We publish an annual Corporate Social Responsibility Report, which highlights, among other things, our climate change mitigation activities and how we are supporting our workforce. Our disclosures on these matters, or a failure to meet our goals or evolving expectations and requirements for ESG practices and reporting, may potentially expose us to liabilities or criticism.
Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:
•the availability and cost of low or non-carbon-based energy sources;
•the evolving regulatory requirements affecting ESG standards or disclosures;
•the availability of suppliers that can meet sustainability and other ESG standards that we may set;
•our ability to recruit, develop and retain talent in our labor markets; and
•the success of our organic growth and acquisitions or dispositions of businesses or operations.
If we fail, or are perceived to be failing, to meet the standards or objectives included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation or business.
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
Our business may fluctuate due to seasonality and other factors. Our casino business is impacted by weather conditions that may deter or prevent customers from reaching the facilities or undertaking trips, which would particularly affect customers who are traveling longer distances to visit our properties. Our casino business can also fluctuate due to specific holidays or other significant events, particularly when the holiday falls in a different quarter than the prior year, the World Series of Poker tournament (with respect to our Las Vegas properties), city-wide conventions, a large sporting event or concert, or visits by our premium players. Our sportsbook business may also be impacted by availability or scheduling of major sporting events or the cancellation or postponement of sporting events or races, including lockouts, strikes or similar disruptions. Seasonality, holiday, or other significant events may affect our digital operations, properties or regions differently. These factors, among other things, could adversely affect our business, financial condition, and operating results, cause volatility in the trading price of our stock and impact our cash flow from quarter to quarter.

Our business is particularly sensitive to energy or water prices and a rise in these prices could harm our operating results.
We are a large consumer of electricity, water and other energy and utility services and, therefore, higher prices may have an adverse effect on our results of operations. Accordingly, increases in water, energy and other utility costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices that affect our customers may result in reduced visitation to our resorts and a reduction in our revenues. Further, our operations or the operations of our critical suppliers could be negatively impacted by the duration of drought conditions, or other cause of water stress or shortages, such as those experienced in the southwest United States, or other areas in which we operate. We may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, and we could experience potentially higher utility, fuel, water and transportation costs.
Any deterioration in our reputation or the reputation of our brands could adversely impact our business, financial condition, or results of operations.
Our business is dependent on the quality and reputation of our Company and brands. Events beyond our control could affect the reputation of one or more of our properties, including our digital operations, or more generally impact our corporate or brand image. Other factors that could influence our reputation include the quality of the services we offer and our actions with regard to social issues such as human rights and support for local communities. Broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands or our properties. It may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. Negative events and publicity could quickly and materially damage perceptions of us, our brands or our properties, which, in turn, could adversely impact our business, financial condition or results of operations through loss of customers, loss of business opportunities, lack of acceptance of our Company to operate in host communities, employee retention or recruiting difficulties or other difficulties.
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
We assess and monitor the security of collection, storage, and transmission of customer information on an ongoing basis, including utilizing commercially available software and technologies to monitor, assess and secure our network. Further, some of the systems currently used for transmission and approval of payment card transactions and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, and other such systems are determined and controlled by us. Although we had taken steps designed to safeguard our customers’ confidential personal information and important internal company data, on September 14, 2023, we announced that we identified suspicious activity in our information technology network resulting from a social engineering attack on one of our outsourced IT support vendors and that we determined that the unauthorized actor acquired a copy of, among other data, our loyalty program database, which includes driver’s license numbers and/or social security numbers for a significant number of members in the database (the “Data Incident”). We took steps to ensure that the stolen data was deleted by the unauthorized actor, implemented corrective measures, and continue to work with industry-leading third-party IT advisors to harden our systems and protect against future attacks. We also took steps to require that the specific outsourced IT support vendor involved in the matter implement corrective measures to protect against further attacks that could have posed a threat to our systems. While we took these actions, we cannot assure that the stolen data was deleted by the unauthorized actor or that our network and other systems and those of third parties, such as service providers, will not be compromised, damaged, or disrupted by a third-party breach of our system security or that of a third-party provider or as a result of purposeful or accidental actions of third parties, our employees, or those employees of a third party, power outages, computer viruses, system failures, natural disasters, or other catastrophic events in the future. Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties’ information security operations. As an example, the Data Incident arose from a social engineering attack on one of our outsourced IT vendors resulting in our customer information and other data being accessed by an unauthorized actor. Advances in computer and software capabilities, encryption technology, new tools, and other developments may increase the risk of a future security breach. Any future security breach, may also result in customer information or other proprietary data being accessed or transmitted by or to a third party. Despite the measures we have implemented to safeguard our information, including actions taken following the Data Incident, there can be no assurance that we are adequately protecting our information.
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
Our technology infrastructure is critical to the performance of our digital betting and gaming operations and to user satisfaction and we rely significantly on our computer systems and software to receive and properly process internal and external data, including data related to Caesars Rewards. We devote significant resources to our technology infrastructure, but our systems may not be adequate to avoid performance delays or outages that could be harmful to our online business. In addition, while we believe we have taken appropriate steps, working with industry-leading third-party IT advisors, to harden our systems following the Data Incident and implement corrective measures to protect against future attacks that could pose a threat to our systems, we cannot assure you that such measures or any additional measures we take to prevent cyber-attacks and protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches will be sufficient to ensure uninterrupted operation of our digital platform and provide absolute security. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties that provide support to our operations, could result in a wide range of negative outcomes, each of which could materially adversely affect the operation of our online business and our financial condition, results of operations and prospects.
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
A substantial portion of the infrastructure that is required to enable users to access our digital betting and gaming offerings is provided by third parties, including Internet service providers and other technology-based service providers. In particular, we currently host our online betting and gaming offerings and support our operations using Amazon Web Services (“AWS”) and other third-party technology, platforms and services. Our third-party providers may experience service interruptions, delays, outages or damage, including due to capacity constraints, an event causing an unusually high volume of Internet use (such as a pandemic or public health emergency), infrastructure changes or upgrades (such as 5G or 6G services), human or software errors, website hosting disruptions, natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. We exercise little control over our third-party providers and any difficulties that these providers experience, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business. Because our ability to provide our users with continuing and uninterrupted access to our platform is critical to the success of our digital business, we prioritize our efforts to ensure that our facilities and infrastructure and the facilities and infrastructure of our third-party providers support our current and expected operations and are designed to mitigate the impacts of system malfunctions. Nevertheless, there can be no guarantee that such systems will be able to meet the demand of our current and future digital business, the overall online betting and gaming industry and the growth of the Internet. Furthermore, if we do not maintain business relationships with our third-party providers, and in particular, AWS, we may not be able to secure required third-party services on terms that are acceptable to us or on an acceptable time frame. Any of these risks could result in a loss of revenue and cause us to incur unexpected costs that could be significant, which could have a material adverse effect on our online business, financial condition, results of operations and prospects.
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
As of December 31, 2024, we had collective bargaining agreements covering approximately 22,000 employees. A lengthy strike or other work stoppages at any of our casino properties could have an adverse effect on our business and results of operations. New contracts, such as the ones we signed in 2023, increase our labor costs.
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
As of December 31, 2024, we had $12.3 billion of outstanding indebtedness, in addition to leases with VICI and GLPI that require an annual rent payment of $1.3 billion in 2025 and are subject to annual escalation, including annual escalations based on the CPI. See Note 7 for a description of our obligations under our leases with VICI and GLPI and Note 9 for details regarding our debt outstanding and related restrictive covenants. As a result, a significant portion of our cash flow is applied to make interest payments with respect to our outstanding debt and payments under our leases. These financial obligations may have important negative consequences for us, including:
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

There is no assurance that we will generate sufficient cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs and we may be forced to take actions such as reducing or delaying business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing debt, reducing or discontinuing dividends we may pay in the future, or seeking additional equity capital. These actions may not be effected on satisfactory terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our business, results of operations and financial condition. While we expect to refinance or replace our debt facilities when they mature, we cannot be sure that we will be able to obtain financing on commercially reasonable terms.
Despite our current indebtedness levels, we and our subsidiaries may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, and may enter into financing obligations similar to our leases with VICI and GLPI in the future. As of December 31, 2024, we had $2.1 billion of borrowing capacity under our CEI Revolving Credit Facility and the Caesars Virginia Revolving Credit Facility, after consideration of $84 million in outstanding letters of credit and $46 million committed for regulatory purposes, and $40 million of other reserves which is only available for certain permitted uses. Further, our existing debt agreements currently permit, and we expect that agreements governing debt that we incur in the future will permit, us to incur certain other additional secured and unsecured debt. Further, we may incur other liabilities that do not constitute indebtedness. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.
Our variable rate indebtedness exposes us to interest rate volatility, which could cause our debt service obligations to increase significantly.
Borrowings under certain of our facilities are at variable rates of interest and expose us to interest rate volatility. As of December 31, 2024, $5.9 billion of aggregate principal amount of our debt had variable rates. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same.
A significant portion of our casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
We currently lease certain parcels of land on which a significant portion of our properties are located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership of the underlying land. Accordingly, we have no interest in the leased land or improvements thereon at the expiration of the ground leases. If our use of the land underlying our casino properties is disrupted permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Our leases provide that they may be terminated for a number of reasons, including failure to pay rent, taxes or other payment obligations or the breach of other covenants contained in the leases. In particular, our leases with VICI and GLPI require annual rent payments of $1.3 billion in 2025, which is subject to escalation annually, and obligate us to make specified minimum capital expenditures with respect to the leased properties. If our business and properties fail to generate sufficient earnings, the payments required to service the rent obligations under our leases with VICI and GLPI could materially and adversely limit our ability to react to changes in our business and make acquisitions and investments in our properties. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. A termination of our ground leases or our leases with GLPI or VICI could result in a default under our debt agreements and could have a material adverse effect on our business, financial condition and results of operations. Further, in the event that any lessor of our leased properties, including GLPI or VICI, encounters financial, operational, regulatory or other challenges, there can be no assurance that such lessor will be able to comply with its obligations under the applicable lease.
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
From time to time, we are named in lawsuits or other legal proceedings relating to our respective businesses. Some of these matters involve commercial or contractual disputes, intellectual property claims, legal compliance, personal injury claims, and employment claims. As a result of the Data Incident (defined below), numerous putative class action lawsuits have been filed against us purporting to represent various classes of persons whose personal information was affected by the Data Incident. As with all legal proceedings, no assurances can be given as to the outcome of these matters. Moreover, legal proceedings can be expensive and time consuming, and we may not be successful in defending or prosecuting these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.
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
•a team composed of IT security, IT infrastructure, and IT compliance personnel principally responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our response to cybersecurity incidents;
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
The cybersecurity team reports to the Chief Information Officer (“CIO”) and in January 2024, we hired a Chief Information Security Officer (“CISO”) with significant experience in leading cybersecurity teams to assume the leadership of management’s responsibilities and governance discussed below.

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
Our cybersecurity team evaluates the risk profile of new third-party service providers and maintains communication channels with key third-party service providers to evaluate and respond to possible effects of incidents within a service provider’s organization. We rely on, and in certain cases require, our third parties to communicate such incidents timely.
As previously disclosed, on September 14, 2023, we announced that an unauthorized actor had gained access to our information technology network as a result of a social engineering attack on an outsourced IT support vendor used by the Company, and acquired a copy of, among other data, our loyalty program database, which includes driver’s license numbers and/or social security numbers for a significant number of members in the database (“Data Incident”). After detecting suspicious activity in our information technology network, we activated our IRP, which included containment measures, and commenced an investigation of the incident. We also notified law enforcement and state gaming regulators, engaged legal counsel and other third-party incident response and cybersecurity professionals, as well as forensic professionals.
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
We have also received inquiries from numerous state regulators related to the Data Incident. We are responding to these inquiries and cooperating fully with regulators. See Note 8 for further discussion.
We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Governance
Our Board considers cybersecurity risk as critical to the enterprise and is responsible for reviewing our cybersecurity risk profile, including management’s design, implementation and enforcement of our cybersecurity risk management program. The Board of Directors receive periodic updates and presentations on cybersecurity topics from our CISO, supported by internal security staff and/or external experts, as part of the Board’s continuing education on topics that impact public companies.
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
Our CISO is responsible for assessing and managing our material risks from cybersecurity threats and has the primary responsibility for leading our overall cybersecurity risk management program, supervising both our internal cybersecurity personnel and external cybersecurity service providers. Our CISO has over 20 years global large-scale cybersecurity experience in managing and leading IT and cybersecurity teams. Members of the cybersecurity team hold various credentials and certificates with respect to information systems and they participate in continuing education.
Our CISO also supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers; and alerts and reports produced by security tools deployed in the IT environment.

Item 2.    Properties
As of December 31, 2024, the following are our properties. All amounts are approximations.

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Las Vegas Segment
Owned-Domestic
The Cromwell	Las Vegas, NV	40,600	350	30	190
Flamingo Las Vegas	Las Vegas, NV	60,100	760	50	3,450
Horseshoe Las Vegas	Las Vegas, NV	61,100	760	60	2,060
The LINQ Hotel & Casino	Las Vegas, NV	39,100	630	40	2,240
Paris Las Vegas	Las Vegas, NV	96,700	850	60	3,670
Planet Hollywood Resort & Casino	Las Vegas, NV	63,800	870	70	2,500
Leased
Caesars Palace Las Vegas	Las Vegas, NV	124,500	1,380	160	3,980
Harrah’s Las Vegas	Las Vegas, NV	88,800	1,040	60	2,540

Regional Segment
Owned-Domestic
Caesars Virginia (a)	Danville, VA	107,000	1,480	100	320
Circus Circus Reno	Reno, NV	59,900	450	—	1,570
Eldorado Gaming Scioto Downs	Columbus, OH	108,400	1,760	—	—
Eldorado Resort Casino Reno	Reno, NV	70,000	750	40	810
Grand Victoria Casino	Elgin, IL	48,200	750	50	—
Harrah’s Columbus Nebraska (b)	Columbus, NE	17,800	400	10	—
Harrah’s Hoosier Park Racing & Casino	Anderson, IN	86,100	1,190	40	—
Horseshoe Baltimore	Baltimore, MD	133,300	1,400	150	—
Horseshoe Black Hawk	Black Hawk, CO	26,900	690	30	400
Horseshoe Indianapolis	Shelbyville, IN	99,300	1,490	90	—
Horseshoe Lake Charles	Westlake, LA	62,000	780	50	250
Isle of Capri Casino Boonville	Boonville, MO	28,000	650	20	140
Isle of Capri Casino Lula	Lula, MS	59,300	450	10	150
Harrah’s Pompano Beach	Pompano Beach, FL	71,700	1,180	50	—
Lady Luck Casino - Black Hawk	Black Hawk, CO	11,200	300	—	—
Silver Legacy Resort Casino	Reno, NV	90,100	830	60	1,680
Leased
Caesars Atlantic City	Atlantic City, NJ	114,800	1,730	110	1,140
Caesars New Orleans (c)	New Orleans, LA	111,300	1,180	140	790
Harrah’s Atlantic City	Atlantic City, NJ	150,400	1,850	130	2,580
Harrah’s Council Bluffs	Council Bluffs, IA	27,600	650	10	250
Harrah’s Gulf Coast	Biloxi, MS	37,200	590	30	540
Harrah’s Joliet	Joliet, IL	39,000	740	20	200
Harrah’s Lake Tahoe	Lake Tahoe, NV	49,800	650	60	510
Harrah’s Laughlin	Laughlin, NV	58,200	720	30	1,510
Harrah’s Metropolis	Metropolis, IL	17,700	590	20	210
Harrah’s North Kansas City	N. Kansas City, MO	57,500	910	60	390
Harrah’s Philadelphia	Chester, PA	88,700	1,580	50	—
Harveys Lake Tahoe	Lake Tahoe, NV	48,900	540	30	740
Horseshoe Bossier City	Bossier City, LA	34,000	950	60	600
Horseshoe Council Bluffs	Council Bluffs, IA	59,400	1,170	60	150
Horseshoe Hammond	Hammond, IN	109,600	1,580	80	—
Horseshoe St. Louis	St. Louis, MO	75,800	890	30	490
Horseshoe Tunica	Tunica, MS	63,000	890	80	510
Isle Casino Bettendorf	Bettendorf, IA	40,200	800	20	510

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Isle Casino Waterloo	Waterloo, IA	39,200	810	20	190
Trop Casino Greenville	Greenville, MS	22,800	420	—	—
Tropicana Atlantic City	Atlantic City, NJ	119,900	1,580	100	2,360
Tropicana Laughlin Hotel & Casino	Laughlin, NV	43,200	620	20	1,490

Managed and Branded Segment
Managed
Harrah’s Ak-Chin	Phoenix, AZ	64,800	1,150	20	530
Harrah’s Cherokee	Cherokee, NC	222,600	3,270	160	1,830
Harrah’s Cherokee Valley River	Murphy, NC	71,500	1,280	70	300
Harrah’s Resort Southern California	Funner, CA	72,900	1,430	50	1,090
Caesars Windsor	Canada	101,600	1,640	100	760
Branded
Caesars Republic Scottsdale (d)	Scottsdale, AZ	—	—	—	270
Caesars Southern Indiana	Elizabeth, IN	74,400	970	90	500
Harrah’s Northern California	Ione, CA	30,100	730	20	—
____________________
(a)The construction of the permanent facility of Caesars Virginia was complete and opened on December 17, 2024.
(b)The construction of the permanent facility of Harrah’s Columbus Nebraska was complete and opened on May 17, 2024.
(c)The Company completed the rebranding of Harrah’s New Orleans to Caesars New Orleans on October 22, 2024.
(d)The Company opened Caesars Republic Scottsdale on March 6, 2024.
Certain of our properties operate off-track betting locations, including Harrah’s Hoosier Park Racing & Casino, which operates Winner’s Circle Indianapolis and Winner’s Circle New Haven, and Horseshoe Indianapolis, which operates Winner’s Circle Clarksville. On December 12, 2024, we sold the LINQ Promenade, which is an open-air dining, entertainment, and retail promenade next to The LINQ Hotel & Casino (the “LINQ”). We continue to operate the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction, located on the east side of the Las Vegas Strip next to the LINQ. We own and operate the CAESARS FORUM which is a 550,000 square feet conference center with 300,000 square feet of flexible meeting space, two of the largest pillarless ballrooms in the world and direct access to the LINQ. We also opened our first non-gaming hotel experience in the United States on March 6, 2024 at Caesars Republic Scottsdale featuring approximately 270 hotel rooms, approximately 20,000 square feet of event space and hotel amenities including, pools, bars, lounges, and celebrity partnered restaurants.
Item 3.    Legal Proceedings
For a discussion of our “Legal Proceedings,” refer to Note 8 to our Financial Statements located elsewhere in this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock is quoted on the NASDAQ Stock Market under the symbol “CZR”. As of February 20, 2025, there were approximately 288 holders of record of our common stock.
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
Equity Compensation Plan Information
Our equity compensation plan information required by this item are incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table summarizes our share repurchases during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a)
October 1, 2024 to October 31, 2024	—	$—	—	$500
November 1, 2024 to November 30, 2024	1,262,990	39.59	1,262,990	450
December 1, 2024 to December 31, 2024	—	—	—	450
Total	1,262,990	$39.59	1,262,990	$450
____________________
(a)On October 2, 2024, we announced that our Board of Directors authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the 2024 Share Repurchase Program. All share repurchases under the 2024 Share Repurchase Program are retired upon repurchase.
Stock Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Gambling Total Stock Market Index (“Dow Jones U.S. Gambling”) for the period beginning on December 31, 2019 and ending on December 31, 2024. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and each of the two indices, respectively, on December 31, 2019, and that all dividends were reinvested. Stock price performance, presented for the period from December 31, 2019 to December 31, 2024, is not necessarily indicative of future results.

2024 Performance Graph

$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Caesars Entertainment Inc.
S&P 500
Dow Jones U.S. Gambling

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
The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Cautionary Statements Regarding Forward-Looking Information.”

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
Overview
We are a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, we grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. in 2017, Tropicana Entertainment, Inc. in 2018, Caesars Entertainment Corporation in 2020, and William Hill PLC in 2021. Our ticker symbol on the NASDAQ Stock Market is “CZR.”
We currently own, lease or manage an aggregate of 53 domestic properties in 18 states with approximately 51,400 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 45,600 hotel rooms as of December 31, 2024. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc. Our primary source of revenue is generated by our gaming operations, which includes retail and online sports betting and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of December 31, 2024, we owned 22 of our casinos and leased 24 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”) pursuant to a regional lease, a Las Vegas lease and a Joliet lease (the “VICI Leases”). In addition, we lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”), pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease (together with the GLPI Master Lease, the “GLPI Leases”). See descriptions below under the “GLPI Leases” and “VICI Leases.”

We operate and conduct retail and online sports wagering across 32 jurisdictions in North America, 26 of which offer online sports betting. Additionally, we operate iGaming in five jurisdictions in North America. The map below illustrates Caesars Digital’s presence as of December 31, 2024:

ON
WA
MT
ND
OR
ID
MN
ME
VT
NH
NY
MA
CT
RI
WI
MI
SD
WY
NV
UT
NE
IA
IL
IN
OH
PA
NJ
DE
CO
KS
MO
WV
MD
VA
DC
KY
CA
TN
NC
OK
AZ
NM
AR
SC
MS
AL
GA
TX
LA
FL
Online Sports Betting
Online Sports Betting & iGaming
Retail Only

Jurisdictions Not Presented Above:

- The Bahamas
- Puerto Rico

We have a partnership with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and operate the Caesars Racebook app in 22 states as of December 31, 2024. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
We are also in the process of continuing the expansion of our Caesars Digital footprint into other states in the near term with our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps as jurisdictions legalize or provide necessary approvals. No customers under 21 years old are allowed to wager on any of our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.

We periodically divest assets to raise capital or, in previous cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. The following is a summary of divestitures completed during the years ended December 31, 2024, 2023 and 2022:

Segment	Property/Assets	Date Sold	Sales Price
Regional	Belle of Baton Rouge Casino & Hotel (“Baton Rouge”)	May 5, 2022	*
Caesars Digital	World Series of Poker (“WSOP”) Trademark	October 29, 2024	$500 million
Las Vegas	The LINQ Promenade	December 12, 2024	$275 million

Discontinued operations:
N/A	William Hill International	July 1, 2022	£2.0 billion
____________________
*Not meaningful.
In addition to the divestitures above, the operations of Rio All-Suite Hotel & Casino (“Rio”) were assumed by the lessor on October 2, 2023, and we exited our management agreement with Caesars Dubai on November 16, 2023. See Item 8. Financial Statements and Supplementary Data — Note 3 for further discussion on these key transactions and any applicable gain (loss) or impairment charges recorded.
Investments and Partnerships
We have investments in unconsolidated affiliates accounted for under the equity method which are recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
Pompano Joint Venture
In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to our Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish is responsible for the development of the master plan for the project with our input and will submit it for our review and approval. While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such the investment in the joint venture is accounted for using the equity method. We participate evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other costs, net on our Statements of Operations.
During the year ended December 31, 2023, we recorded income related to the investment of $64 million, primarily due to the joint venture’s gain on the sale of land. During the year ended December 31, 2024, we received distributions of $39 million and recorded $11 million of income related to our investment due to the joint venture’s gain on the sale of a land parcel. As of December 31, 2024 and 2023, our investment in the joint venture was $119 million and $147 million, respectively, and is recorded in Investment in and advances to unconsolidated affiliates on the Balance Sheets.
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
Presentation of Financial Information
The financial information included in this Item 7 for the periods after the Company’s divestiture of various properties or assets, described above, is not fully comparable to the periods prior to the date of divestiture.
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

Key Performance Metrics
Our primary source of revenue is generated by our gaming operations, which includes retail and online sports betting and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment venues, retail shops, racing and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers staying at, or visiting, our properties and using our sports betting, horse racing and iGaming applications.
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
Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results during the years ended December 31, 2024 and 2023.
Divestitures and Discontinued Operations
•Divestitures and Discontinued Operations – See “Overview” section above for detail of properties or assets divested, including related discontinued operations.
•On October 29, 2024, we sold the WSOP trademark to NSUS Group Inc. (“NSUS”) for total consideration of $500 million which included $250 million in cash at closing and a $250 million note receivable. As a result of the sale, we recorded a gain of $317 million in Transaction and other costs, net in the Statements of Operations. Concurrent with signing the sale agreement, we entered into licensing agreements with NSUS that allows us to continue our current operations within the United States, including the WSOP’s live tournament series in Las Vegas for the next 20 years.
•On December 12, 2024, we sold the LINQ Promenade to a joint venture between TPG Real Estate (“TPG”) and the Investment Management Platform of Acadia Realty Trust (“Acadia”) for $275 million, resulting in a gain of $34 million, which was recorded in Transaction and other costs, net in the Statements of Operations.
•The operations of Rio were assumed by the lessor on October 2, 2023, and we exited our management agreement with Caesars Dubai on November 16, 2023.
Financing Transactions
•Debt Transactions – We continue to utilize free cash flow to reduce our leverage, extend the maturity of our outstanding debt, lower interest expense and balance our mix of fixed and variable debt. Key financing transactions that occurred during the year ended December 31, 2024, are summarized below. See “Liquidity and Capital Resources” for further discussion.
◦Issued $5.5 billion of aggregate principal debt to repay or extend the maturities of outstanding debt in the amount of $5.5 billion.
◦Made voluntary repayments of aggregate principal debt in the amount of $400 million using cash on hand.
◦Reduced the interest rate margins on the CEI Term Loan B and the CEI Term Loan B-1 to 2.25% per annum in the case of any Term SOFR loan and 1.25% per annum in the case of any Base Rate loan.
◦Caesars Virginia, LLC entered into a $425 million credit facility, utilizing $295 million as of December 31, 2024.
◦For the year ended December 31, 2024, we recorded extinguishment charges of $89 million as a result of the transactions described above, which is recorded within Loss on extinguishment of debt on the Statements of Operations.

Other Significant Factors
•New Developments – On December 17, 2024, we opened Caesars Virginia, which we partnered with the Eastern Band of Cherokee Indians to develop. Caesars Virginia is a premier destination resort casino with a 320-room hotel, 1,300 slot machines, 85 live table games, a WSOP Poker Room, a Caesars Sportsbook, a live entertainment theater and 40,000 square feet of meeting and convention space. We also opened Harrah’s Columbus Nebraska on May 17, 2024. Harrah’s Columbus Nebraska features a new one-mile horse racing surface, an 18,000-square-foot-casino and sportsbook with more than 400 slot machines and 10 table games, as well as a restaurant and retail space.
•Caesars Sportsbook, Caesars Racebook and iGaming mobile apps – We continue to launch Caesars Sportsbook, Caesars Racebook, and our online and mobile iGaming applications in new jurisdictions upon the receipt of necessary approvals. Caesars Palace Online Casino launched in August 2023 and Horseshoe Online Casino initially launched in October 2024.
•Income Taxes – As previously disclosed, during the second quarter of 2023, we reversed a portion of a valuation allowance related to deferred tax assets and recorded an income tax benefit of $940 million.
•Economic Factors Impacting Discretionary Spending – Gaming and other leisure activities we offer represent discretionary expenditures which may be sensitive to economic downturns which impacts the behavior among the components of our customer mix differently. We also monitor recent trends, including inflation, interest rates, and global hostilities, and the related effects on travel, our customers, and our operations.
•Impairment Charges – During the year ended December 31, 2024, we recognized impairment charges for a total of $302 million. See “Critical Accounting Policies” below for further details. During the year ended December 31, 2023, we recognized impairment charges totaling $95 million.
Results of Operations
The following table highlights the results of our operations:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Net revenues:
Las Vegas	$4,274	$4,470	$4,287
Regional	5,539	5,778	5,704
Caesars Digital	1,163	973	548
Managed and Branded	274	307	282
Corporate and Other (a)	(5)	—	—
Total	$11,245	$11,528	$10,821

Net income (loss)	$(211)	$828	$(910)

Adjusted EBITDA (b):
Las Vegas	$1,907	$2,016	$1,964
Regional	1,810	1,962	1,985
Caesars Digital	117	38	(666)
Managed and Branded	71	76	84
Corporate and Other (a)	(166)	(154)	(124)
Total	$3,739	$3,938	$3,243

Net income (loss) margin	(1.9)%	7.2%	(8.4)%
Adjusted EBITDA margin	33.3%	34.2%	30.0%
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

Consolidated comparison for the years ended December 31, 2024, 2023 and 2022
The tables below highlight the results of our operations. Comparisons between 2024 and 2023 are described below. A discussion of changes in our results of operations between the year ended December 31, 2023 compared to 2022 has been omitted from this Annual Report on Form 10-K and can be found in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Net Revenues
Net revenues were as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2024	2023	2022	2024 vs 2023		2023 vs 2022
Casino	$6,267	$6,367	$5,997	$(100)	(1.6)%	$370	6.2%
Food and beverage	1,716	1,728	1,596	(12)	(0.7)%	132	8.3%
Hotel	2,016	2,090	1,957	(74)	(3.5)%	133	6.8%
Other	1,246	1,343	1,271	(97)	(7.2)%	72	5.7%
Net Revenues	$11,245	$11,528	$10,821	$(283)	(2.5)%	$707	6.5%
Consolidated net revenues decreased for the year ended December 31, 2024, as compared to the same prior year period, primarily due to the Regional segment being negatively impacted by competition associated with new casino resorts opening in some of our regional markets, construction disruption from renovation projects at certain of our properties, and inclement weather in several of our property locations during the first quarter of 2024. In addition, net revenues in our Las Vegas segment decreased due to the divestiture of Rio at the end of the third quarter of 2023, and lower table games volume and hold. These results were partially offset for the year ended December 31, 2024 by higher net revenues from our Caesars Digital segment due to a significant increase in iGaming handle coupled with improved iGaming hold and higher hold in sports betting. Furthermore, our Regional segment generated incremental revenues from the opening of our temporary gaming facilities at Caesars Virginia and Harrah’s Columbus Nebraska during the second quarter of 2023, followed by the permanent facilities of Harrah’s Columbus Nebraska in May 2024 and Caesars Virginia on December 17, 2024.
Operating Expenses
Operating expenses were as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2024	2023	2022	2024 vs 2023		2023 vs 2022
Casino	$3,370	$3,342	$3,526	$28	0.8%	$(184)	(5.2)%
Food and beverage	1,073	1,049	935	24	2.3%	114	12.2%
Hotel	580	570	529	10	1.8%	41	7.8%
Other	396	434	411	(38)	(8.8)%	23	5.6%
General and administrative	1,920	2,012	2,068	(92)	(4.6)%	(56)	(2.7)%
Corporate	307	306	286	1	0.3%	20	7.0%
Impairment charges	302	95	108	207	*	(13)	(12.0)%
Depreciation and amortization	1,324	1,261	1,205	63	5.0%	56	4.6%
Transaction and other costs, net	(331)	(13)	14	(318)	*	(27)	*
Total operating expenses	$8,941	$9,056	$9,082	$(115)	(1.3)%	$(26)	(0.3)%
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

Casino expenses were flat for the year ended December 31, 2024, as compared to the same prior year period, in connection with higher gaming taxes and software costs associated with increased revenues in our Caesars Digital segment, offset in part by lower gaming taxes associated with lower gaming revenues in our Las Vegas and Regional segments. We continue to strategically manage our marketing and advertising spend to reduce our casino expenses related to our Caesars Digital segment.
Food and beverage expenses have increased mainly due to higher union and non-union wages in addition to increased employee head count in our Las Vegas segment associated with new food and beverage offerings. We continue to focus on labor efficiencies to manage increased labor costs.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal, internal audit, and property taxes. General and administrative expenses also include other marketing expenses indirectly related to our gaming and non-gaming operations. General and administrative expenses decreased for the year ended December 31, 2024, as compared to the same prior year period, due to lower general advertising expenses and reduced rent expense related to the Rio which was divested at the end of the third quarter of 2023.
Corporate expenses include unallocated expenses such as payroll related expenses, stock-based compensation, professional fees, and other various expenses not directly related to the Company’s operations.
Impairment charges for the year ended December 31, 2024 were recorded within our Regional segment as a result of a decrease in projected future cash flows at certain properties primarily due to localized competition. Impairment charges to a trademark were also recorded due to the performance of our smallest brand in the Las Vegas segment.
Depreciation and amortization expenses increased for the year ended December 31, 2024, as compared to the same prior year period primarily related to recently completed construction projects.
Transaction and other costs, net for the year ended December 31, 2024 primarily includes non-cash losses on the write down and disposal of assets, gains from the sales of the WSOP trademark and the LINQ Promenade, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with new property openings and expansion projects at existing properties, and non-cash changes in equity method investments. Transaction and other costs, net for the year ended December 31, 2023 also includes net proceeds received in exchange for participation rights in a potential insurance recovery.
Other Expense
Other expense was as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2024	2023	2022	2024 vs 2023		2023 vs 2022
Interest expense, net	$(2,366)	$(2,342)	$(2,265)	$(24)	(1.0)%	$(77)	(3.4)%
Loss on extinguishment of debt	(89)	(200)	(85)	111	55.5%	(115)	(135.3)%
Other income	27	10	46	17	170.0%	(36)	(78.3)%
Benefit (provision) for income taxes	(87)	888	41	(975)	*	847	*
___________________
*    Not meaningful.
Interest expense, net increased for the year ended December 31, 2024 as compared to the same prior year period primarily due to the annual CPI-based rent escalator and the variable rent adjustment associated with our VICI Leases. Interest expense associated with our debt instruments is also slightly higher due to our debt mix, partially offset by our continuing efforts to reduce outstanding debt. An increase in capitalized interest resulting from ongoing construction projects, including our new developments, has also offset the increase in total interest expense.
For the year ended December 31, 2024, loss on extinguishment of debt was primarily related to the prepayments of the CEI Senior Secured Notes due 2025 and the Caesars Resort Collection (“CRC”) Senior Secured Notes and the partial prepayments of the CEI Term Loan B and the CEI Senior Notes due 2027. For the year ended December 31, 2023, loss on extinguishment of debt was primarily related to the prepayments of the CRC Term Loan, the CRC Incremental Term Loan and the Baltimore Term Loan.
Other income for the year ended December 31, 2024, primarily represents a change in estimate of our disputed claims liability.

The income tax provision was $87 million for the year ended December 31, 2024, as compared to an income tax benefit of $888 million for the year ended December 31, 2023. The reported income tax expense in 2024 differed from the statutory income tax benefit primarily due to nondeductible goodwill impairments and write offs and nondeductible interest expense. The reported income tax benefit in 2023 differed from the statutory income tax benefit primarily due to the partial release of federal and state valuation allowances. During the second quarter of 2023, we reversed the valuation allowance related to certain deferred tax assets and recorded a one-time income tax benefit of $940 million, as we determined it was more likely than not that a portion of our federal and state deferred tax assets would be realized. Refer to Item 8. - Note 14 for the effective income tax rate reconciliation.
Segment comparison for the years ended December 31, 2024, 2023 and 2022
Las Vegas Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2024	2023	2022	2024 vs 2023		2023 vs 2022
Net revenues:
Casino	$1,115	$1,212	$1,247	$(97)	(8.0)%	$(35)	(2.8)%
Food and beverage	1,141	1,152	1,063	(11)	(1.0)%	89	8.4%
Hotel	1,417	1,447	1,341	(30)	(2.1)%	106	7.9%
Other	601	659	636	(58)	(8.8)%	23	3.6%
Net revenues	$4,274	$4,470	$4,287	$(196)	(4.4)%	$183	4.3%

Table games drop (a)	$3,124	$3,428	$3,464	$(304)	(8.9)%	$(36)	(1.0)%
Table games hold %	21.3%	22.2%	22.0%		(0.9) pts		0.2 pts
Slot handle (a)	$10,569	$11,057	$10,718	$(488)	(4.4)%	$339	3.2%

Hotel occupancy	97.5%	96.8%	92.2%		0.7 pts		4.6 pts

Adjusted EBITDA	$1,907	$2,016	$1,964	$(109)	(5.4)%	$52	2.6%
Adjusted EBITDA margin	44.6%	45.1%	45.8%		(0.5) pts		(0.7) pts

Net income attributable to Caesars	$924	$1,042	$1,021	$(118)	(11.3)%	$21	2.1%
____________________
(a)Prior year gaming volumes include Rio’s table games drop of $70 million and $111 million for the years ended December 31, 2023 and 2022, respectively, and slot handle of $342 million and $530 million for the years ended December 31, 2023 and 2022, respectively.
Our Las Vegas segment’s net revenues, net income, Adjusted EBITDA and Adjusted EBITDA margin decreased for the year ended December 31, 2024, compared to the same prior year period. Net revenues, net income and gaming volumes were negatively impacted by the divestiture of Rio at the end of the third quarter of 2023. Casino revenues also declined as a result of lower table games volume and hold. Entertainment revenues also declined due to the mix of headliner performances in the current year, as compared to prior year. These decreases were slightly offset by higher hotel and food and beverage revenues associated with improved hotel occupancy, higher room rates and new food and beverage offerings, excluding the impact of the Rio divestiture. Net income and Adjusted EBITDA in the Las Vegas segment for the year ended December 31, 2024 were also negatively impacted by higher operating costs associated with (a) higher union and non-union wages, (b) increased employee head count associated with new food and beverage offerings and (c) increased promotional costs associated with special events held over the Super Bowl weekend.
We recorded trademark impairment totaling $32 million due to the performance of our smallest brand in the Las Vegas segment for the year ended December 31, 2024.
Slot win percentage in the Las Vegas segment during the year ended December 31, 2024 was within our typical range.

Regional Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2024	2023	2022	2024 vs 2023		2023 vs 2022
Net revenues:
Casino	$4,073	$4,272	$4,291	$(199)	(4.7)%	$(19)	(0.4)%
Food and beverage	575	576	533	(1)	(0.2)%	43	8.1%
Hotel	599	643	616	(44)	(6.8)%	27	4.4%
Other	292	287	264	5	1.7%	23	8.7%
Net revenues	$5,539	$5,778	$5,704	$(239)	(4.1)%	$74	1.3%

Table games drop	$4,005	$4,188	$4,270	$(183)	(4.4)%	$(82)	(1.9)%
Table games hold %	21.3%	21.7%	22.0%		(0.4) pts		(0.3) pts
Slot handle	$40,850	$43,211	$42,853	$(2,361)	(5.5)%	$358	0.8%

Adjusted EBITDA	$1,810	$1,962	$1,985	$(152)	(7.7)%	$(23)	(1.2)%
Adjusted EBITDA margin	32.7%	34.0%	34.8%		(1.3) pts		(0.8) pts

Net income (loss) attributable to Caesars	$(18)	$377	$463	$(395)	*	$(86)	(18.6)%
___________________
*    Not meaningful.
Our Regional segment’s net revenues, net income (loss), Adjusted EBITDA and Adjusted EBITDA margin decreased for year ended December 31, 2024, as compared to the same prior year period, primarily due to the continued impact of competition associated with new casino resorts opening in some of our regional markets and construction disruption from renovation projects at certain of our properties. Additionally, inclement weather in several of our regional property locations negatively impacted visitor volume in the first quarter of 2024. The impact of these unfavorable factors was partially offset for the year ended December 31, 2024 by the incremental revenues attributable to Caesars Virginia and Harrah’s Columbus Nebraska that opened temporary facilities during the second quarter in 2023. The permanent facility of Harrah’s Columbus Nebraska opened in May 2024 following the closure of the temporary facility in March 2024. The permanent facility of Caesars Virginia opened in December 2024.
As a result of the aforementioned factors impacting certain of our properties in the Regional segment, we recorded impairments totaling $270 million during the year ended December 31, 2024.
Slot win percentage in the Regional segment during the year ended December 31, 2024 was within our typical range.

Caesars Digital Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2024	2023	2022	2024 vs 2023		2023 vs 2022
Net revenues:
Casino (a)	$1,085	$886	$462	$199	22.5%	$424	91.8%
Other	78	87	86	(9)	(10.3)%	1	1.2%
Net revenues	$1,163	$973	$548	$190	19.5%	$425	77.6%

Sports betting handle (b)	$11,514	$12,089	$12,801	$(575)	(4.8)%	$(712)	(5.6)%
Sports betting hold %	7.0%	6.3%	5.4%		0.7 pts		0.9 pts

iGaming handle	$14,920	$10,622	$8,073	$4,298	40.5%	$2,549	31.6%
iGaming hold %	3.5%	3.1%	3.2%		0.4 pts		(0.1) pts

Adjusted EBITDA	$117	$38	$(666)	$79	*	$704	*
Adjusted EBITDA margin	10.1%	3.9%	(121.5)%		6.2 pts		*

Net income (loss) attributable to Caesars	$269	$(91)	$(790)	$360	*	$699	88.5%
___________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and poker of $283 million, $253 million and $542 million for the years ended December 31, 2024, 2023 and 2022, respectively. Promotional and complimentary incentives for poker were $13 million, $14 million and $21 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)Caesars Digital generated an additional $979 million, $1.1 billion and $1.2 billion of sports betting handle for the years ended December 31, 2024, 2023 and 2022, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 9.3%, 10.4% and 11.0% for the years ended December 31, 2024, 2023 and 2022, respectively. Sports betting handle includes $41 million, $45 million and $50 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to horse racing and pari-mutuel wagers.
Caesars Digital reflects the operations for retail and online sports betting, iGaming, poker, and horse racing, which includes our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.
Caesars Digital’s net revenues, net income (loss), Adjusted EBITDA, and Adjusted EBITDA margin improved significantly for the year ended December 31, 2024, as compared to the same prior year period, primarily due to higher iGaming handle and iGaming hold coupled with improved sports betting hold. The increase was slightly offset by lower sports betting handle. iGaming handle and iGaming hold improved following the launch of Caesars Palace Online Casino in August 2023 and Horseshoe Online Casino app which initially launched in October 2024. Despite improved sports betting hold which reflects the benefit of the continued investment in our sports betting platform, hold remained at the lower end of our expected range primarily due to customer friendly sports betting outcomes in the fourth quarter of 2024.
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

Managed and Branded Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2024	2023	2022	2024 vs 2023		2023 vs 2022
Net revenues:
Other	$274	$307	$282	$(33)	(10.7)%	$25	8.9%
Net revenues	$274	$307	$282	$(33)	(10.7)%	$25	8.9%

Adjusted EBITDA	$71	$76	$84	$(5)	(6.6)%	$(8)	(9.5)%
Adjusted EBITDA margin	25.9%	24.8%	29.8%		1.1 pts		(5) pts

Net income (loss) attributable to Caesars	$71	$101	$(301)	$(30)	(29.7)%	$402	*
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

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2024	2023	2022	2024 vs 2023		2023 vs 2022
Reimbursable management revenue	$203	$206	$198	$(3)	(1.5)%	$8	4.0%
Reimbursable management cost	203	206	198	(3)	(1.5)%	8	4.0%
Corporate & Other

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2024	2023	2022	2024 vs 2023		2023 vs 2022
Net revenues:
Casino	$(6)	$(3)	$(3)	$(3)	(100.0)%	$—	—%
Other	1	3	3	(2)	(66.7)%	—	—%
Net revenues	$(5)	$—	$—	$(5)	*	$—	*

Adjusted EBITDA	$(166)	$(154)	$(124)	$(12)	(7.8)%	$(30)	(24.2)%
___________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Years Ended December 31, 2024, 2023 and 2022
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation expense, (gain) loss on extinguishment of debt, impairment charges, other (income) loss, net income (loss) attributable to noncontrolling interests, transaction costs associated with our acquisitions, developments, and divestitures, and non-cash changes in equity method investments. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP. Adjusted EBITDA is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, and payments under our leases with affiliates of VICI Properties Inc. and GLPI, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt or lease agreements.
The following table summarizes our Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022 in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Years Ended December 31,
(In millions)	2024	2023	2022
Net income (loss) attributable to Caesars	$(278)	$786	$(899)
Net income (loss) attributable to noncontrolling interests	67	42	(11)
Discontinued operations, net of income taxes	—	—	386
(Benefit) provision for income taxes (a)	87	(888)	(41)
Other income (b)	(27)	(10)	(46)
Loss on extinguishment of debt	89	200	85
Interest expense, net	2,366	2,342	2,265
Impairment charges (c)	302	95	108
Depreciation and amortization	1,324	1,261	1,205
Transaction costs and other, net (d)	(285)	6	90
Stock-based compensation expense	94	104	101
Adjusted EBITDA	3,739	3,938	3,243
Pre-disposition EBITDA, net (e)	(16)	(36)	(39)
Total Adjusted EBITDA	$3,723	$3,902	$3,204
____________________
(a)Benefit for income taxes for the year ended December 31, 2023 includes the release of $940 million of valuation allowance against deferred tax assets.
(b)Other income for the year ended December 31, 2024 primarily represents a change in estimate of our disputed claims liability.
(c)Impairment charges for the year ended December 31, 2024 include impairments within our Regional segment as a result of a decrease in projected future cash flows at certain properties primarily due to localized competition and an impairment to a trademark due to the performance of our smallest brand in the Las Vegas segment.
(d)Transaction costs and other, net primarily includes non-cash losses on the write down and disposal of assets, gains from the sales of the WSOP trademark and the LINQ Promenade, insurance proceeds from property damage, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with new property openings and expansion projects at existing properties, and non-cash changes in equity method investments.
(e)Adjustment for pre-disposition results of operations reflecting the subtraction of results of operations for Rio All-Suite Hotel & Casino and the LINQ Promenade prior to divestiture, for the relevant periods. See Item 7 - Overview above. Such figures are based on unaudited internal financial statements and have not been reviewed by our auditors for the periods presented. The additional financial information is included to enable the comparison of current results with results of prior periods.
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

As of December 31, 2024, our cash on hand and revolving borrowing capacity were as follows:

(In millions)	December 31, 2024
Cash and cash equivalents	$866
Revolver capacity (a)	2,235
Revolver capacity committed to letters of credit	(84)
Revolver capacity committed as regulatory requirement	(46)
Total (b)	$2,971
___________________
(a)Revolver capacity includes $2.25 billion under the CEI Revolving Credit Facility, maturing in January 2028 (subject to a springing maturity in the event certain other long-term debt of Caesars is not extended or repaid), and $25 million under the CVA Revolving Credit Facility, maturing on April 26, 2029, less $40 million reserved for specific purposes.
(b)Excludes approximately $105 million of additional borrowing available under the CVA Delayed Draw Term Loan.
During the year ended December 31, 2024, our operating activities generated operating cash inflows of $1.1 billion, as compared to operating cash inflows of $1.8 billion during the year ended December 31, 2023 due to changes in working capital, coupled with the results of operations described above.
On February 6, 2024, we entered into an Incremental Assumption Agreement No. 3 pursuant to which we incurred a new senior secured incremental term loan in an aggregate principal amount of $2.9 billion (the “CEI Term Loan B-1”) under the CEI Credit Agreement. The CEI Term Loan B-1 requires quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B-1, with the balance payable at maturity. Borrowings under the CEI Term Loan B-1, as amended in November 2024 described below, bear interest, paid at least quarterly, at a rate equal to, at our option, either (a) a forward-looking term rate based on the Term SOFR, subject to a floor of 0.50% or (b) a base rate (the “TLB-1 Base Rate”) determined by reference to the highest of (i) the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Term SOFR plus 1.00% per annum, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Term SOFR loan and 1.25% per annum in the case of any TLB-1 Base Rate loan. The CEI Term Loan B-1 was issued at a price of 99.75% of the principal amount and will mature on February 6, 2031.
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
The net proceeds from the issuance of the CEI Senior Secured Notes due 2032 and the net proceeds from the CEI Term Loan B-1, together with borrowings under the CEI Revolving Credit Facility, were used to tender, redeem, repurchase, defease, and/or satisfy and discharge any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees of both the 5.75% Senior Secured Notes due 2025 (the “CRC Senior Secured Notes”) and the 6.25% Senior Secured Notes due 2025 (the “CEI Senior Secured Notes due 2025”). As a result of these transactions, we recognized $48 million of loss on early extinguishment of debt during the year ended December 31, 2024.
On May 9, 2024, we entered into a fourth amendment to the CEI Credit Agreement which, among other things, reduces the interest rate margin applicable to the Company’s existing CEI Term Loan B to 2.75% per annum in the case of any Term SOFR loan and 1.75% per annum in the case of any Base Rate loan. Prior to the fourth amendment, the applicable margin was 3.25% per annum in the case of any Term SOFR loan (plus a Term SOFR adjustment of 0.10% for the CEI Term Loan A, the CEI Term Loan B and the CEI Revolving Facility) and 2.25% per annum in the case of any Base Rate loan, subject to one 0.25% step-down based on our net total leverage ratio. On November 25, 2024, we entered into a fifth amendment to the CEI Credit Agreement whereby we amended the interest rate margin for the CEI Term Loan B and the CEI Term Loan B-1 to 2.25% per annum in the case of any Term SOFR loan and 1.25% per annum in the case of any Base Rate loan. On June 28, 2024, we made a voluntary repayment of $100 million in aggregate principal amount of the CEI Term Loan B with cash on hand. Following the closing of the sale of the LINQ Promenade in December 2024, we utilized the proceeds from the sale, as well as cash on hand to make voluntary prepayments totaling $300 million of the outstanding principal of the CEI Term Loan B and recognized a $5 million loss on the early extinguishment of debt during the year ended December 31, 2024.

On April 26, 2024, Caesars Virginia, LLC entered into a credit agreement (the “CVA Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent and collateral agent, and certain banks and other financial institutions and lenders party thereto, which provides for a senior secured first lien multi-draw term loan facility in an aggregate principal amount of $400 million (the “CVA Delayed Draw Term Loan”) and a senior secured first lien revolving credit facility in an aggregate principal amount of $25 million (the “CVA Revolving Credit Facility”), both maturing on April 26, 2029. The CVA Delayed Draw Term Loan requires quarterly principal payments commencing on March 31, 2025. The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan are subject to a variable rate of interest based on Term SOFR plus an applicable margin. As of December 31, 2024, there was $295 million utilized under the CVA Delayed Draw Term Loan.
On October 17, 2024, we issued $1.1 billion in aggregate principal amount of 6.00% Senior Notes due 2032 (the “CEI Senior Notes due 2032”) pursuant to an indenture dated as of October 17, 2024, by and among the Company, the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee. The CEI Senior Notes due 2032 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2032 will mature on October 15, 2032, with interest payable semi-annually on April 15 and October 15 of each year, commencing April 15, 2025.
The net proceeds from the issuance of the CEI Senior Notes due 2032 were used to redeem approximately $1.1 billion of the principal amount, including accrued and unpaid interest, related expenses and fees of the CEI Senior Notes due 2027. As a result of the early repayment, we recognized $31 million of loss on extinguishment of debt during the year ended December 31, 2024.
On November 8, 2018, we announced that our Board of Directors authorized a $150 million common stock repurchase program (the “2018 Share Repurchase Program”). For the year ended December 31, 2024, we reached the limit of authorized repurchases by acquiring 3,872,478 shares of common stock under the 2018 Share Repurchase Program at an aggregate value of $141 million, excluding any applicable excise taxes.
On October 2, 2024, we announced that our Board of Directors authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. As of December 31, 2024, we have acquired 1,262,990 shares of common stock under the 2024 Share Repurchase Program at an aggregate value of $50 million, excluding any applicable excise taxes. See “Share Repurchase Program” below for details.
We expect that our primary capital requirements going forward will relate to the expansion and maintenance of our properties, taxes, servicing our outstanding indebtedness, and rent payments under our GLPI Leases and VICI Leases. We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for 2025 include the completion of expansion projects, hotel renovations and continued investment into new markets with our Caesars Sportsbook and iGaming applications. In addition, we may, from time to time, seek to repurchase or prepay our outstanding indebtedness. Any such purchases or prepayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase of debt or common stock will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
We have agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Some of the agreements provide us with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of December 31, 2024 and 2023, obligations related to these agreements were $421 million and $605 million, respectively, with contracts extending through 2040. These obligations include various third-party agreements which have been entered into by us for certain of our Las Vegas and Regional properties, or our Caesars Digital segment. The agreements include leasing of event suites that are generally considered short term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
We partnered with the Eastern Band of Cherokee Indians to build and develop Caesars Virginia. On December 17, 2024, Caesars Virginia’s permanent facility opened. Construction of Caesars Virginia’s permanent facility was funded in part by cash flows from the temporary facility as well as funds available under the CVA Credit Agreement. Caesars Virginia is a premier destination resort casino with a 320-room hotel, 1,500 slot machines, 85 live table games, a WSOP Poker Room, a Caesars Sportsbook, a live entertainment theater and 40,000 square feet of meeting and convention space.
Additionally, on May 17, 2024, we opened the permanent facility of Harrah’s Columbus Nebraska which is a casino featuring a new one-mile horse racing surface, an 18,000-square-foot-casino and sportsbook with more than 400 slot machines and 10 table games, as well as a restaurant and retail space.

As a condition of the extension of the casino operating contract and ground lease for Caesars New Orleans, formerly Harrah’s New Orleans, we were also required to make a capital investment of at least $325 million on or around Caesars New Orleans. We met our investment commitment and completed the transformation of Harrah’s to Caesars New Orleans in October 2024, which included a renovation and full interior and exterior redesign, casino floor updates, new culinary experiences and a new 340-room hotel tower.
Cash used for capital expenditures totaled $1.3 billion, $1.3 billion and $952 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our estimates for 2025 capital expenditures.

(In millions)	Low	High
Growth and renovation projects	$150	$200
Caesars Digital	60	80
Maintenance projects	340	370
Total estimated capital expenditures from unrestricted cash	550	650

Caesars Virginia (a)	75	100

Total	$625	$750
___________________
(a)On April 26, 2024, Caesars Virginia, LLC entered into a new five-year $425 million pro rata bank financing to fund the remaining capital expenditures associated with the permanent casino resort facility, which opened on December 17, 2024.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $899 million for 2025. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations, that take effect in November of each year, based on the Consumer Price Index (“CPI”). In addition to the CPI escalator, November 2024 represents the beginning of the first lease year in which our VICI leases are also subject to a variable rent adjustment based on certain historical net revenues of our leased properties. The next such lease year with a variable rent adjustment begins November 2027. We estimate our lease payments to VICI and GLPI to be approximately $1.3 billion for 2025.
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
On October 29, 2024, we entered into an agreement to sell the LINQ Promenade to a joint venture between TPG and Acadia for $275 million. On December 12, 2024, we closed the sale for $275 million, resulting in a gain of $34 million, which was recorded in Transaction and other costs, net in the Statements of Operations. The LINQ Promenade was reported within the Las Vegas segment.
On August 1, 2024, we entered into a definitive agreement to sell the WSOP trademark to NSUS for $250 million in cash at closing and a $250 million notes receivable for total consideration of $500 million. On October 29, 2024, we closed the sale to NSUS, resulting in a gain of $317 million, which was recorded in Transaction and other costs, net in the Statements of Operations. The note receivable bears interest at market rate plus an applicable margin, which resets quarterly. Interest and principal are due quarterly through its maturity date of October 29, 2029. Concurrent with signing the sale agreement, we entered into licensing agreements with NSUS that allows us to continue our current operations within the United States, including the WSOP’s live tournament series in Las Vegas for the next 20 years. The WSOP trademark asset was previously reported within the Caesars Digital segment.
We expect that our current liquidity, including availability of borrowings under our committed credit facility and cash flows from operations will be sufficient to fund our operations, capital requirements and service our outstanding indebtedness for the next twelve months and beyond.

Debt and Master Lease Covenant Compliance
The CEI Revolving Credit Facility, the CEI Term Loan A, the CEI Term Loan B, the CEI Term Loan B-1 and the indentures governing the CEI Senior Secured Notes due 2030, the CEI Senior Secured Notes due 2032, the CEI Senior Notes due 2027, the CEI Senior Notes due 2029 and the CEI Senior Notes due 2032 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit our ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
The CEI Revolving Credit Facility and the CEI Term Loan A include a maximum net total leverage ratio financial covenant of 6.50:1. In addition, the CEI Revolving Credit Facility and the CEI Term Loan A include a minimum fixed charge coverage ratio financial covenant of 2.0:1. From and after the repayment of the CEI Term Loan A, the financial covenants applicable to the CEI Revolving Credit Facility will be tested solely to the extent that certain testing conditions are satisfied. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.
The GLPI Leases and VICI Leases contain certain covenants requiring minimum capital expenditures based on a percentage of net revenues along with maintaining certain financial ratios. The GLPI Leases require the Company to maintain a minimum adjusted revenue to rent ratio of 1.20:1.
The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan contain covenants which are standard and customary for this type of agreement, including a maximum net total leverage ratio financial covenant of 4:1 and a minimum fixed charge coverage ratio financial covenant of 1.05:1. Caesars Virginia LLC’s compliance requirements commence starting March 31, 2025.
As of December 31, 2024, we were in compliance with all of the applicable financial covenants described above.
Share Repurchase Program
On November 8, 2018, we announced that our Board of Directors authorized a $150 million common stock repurchase program. During the year ended December 31, 2024, we reached the limit of authorized repurchases by acquiring 3,872,478 shares of common stock under the 2018 Share Repurchase Program at an aggregate value of $141 million, excluding any applicable excise taxes.
On October 2, 2024, we announced that our Board of Directors authorized a $500 million common stock repurchase program. Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. As of December 31, 2024, we have acquired 1,262,990 shares of common stock under the 2024 Share Repurchase Program at an aggregate value of $50 million, excluding any applicable excise taxes. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the 2024 Share Repurchase Program.
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
On October 5, 2022, Caesars entered into an amendment to the CEI Credit Agreement pursuant to which we incurred a senior secured term loan in an aggregate principal amount of $750 million (the “CEI Term Loan A”) as a new term loan under the credit agreement and made certain other amendments to the CEI Credit Agreement. The CEI Term Loan A will mature on January 31, 2028, subject to a springing maturity in the event certain other long-term debt of Caesars is not extended or repaid. The CEI Term Loan A requires scheduled quarterly payments in amounts equal to 1.25% of the original aggregate principal amount of the CEI Term Loan A, with the balance payable at maturity.

Borrowings under the CEI Revolving Credit Facility and the CEI Term Loan A bear interest, paid at least quarterly, at a rate equal to, at our option, either (a) a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”) for the applicable interest period plus an adjustment of 0.10% per annum (the “Term SOFR Adjustment” and Term SOFR as so adjusted, “Adjusted Term SOFR”), subject to a floor of 0% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Term SOFR plus 1.00% per annum plus, in the case of the CEI Revolving Credit Facility and the CEI Term Loan A only, the Term SOFR Adjustment, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Adjusted Term SOFR loan and 1.25% per annum in the case of any Base Rate loan, subject to three 0.25% step-downs based on our net total leverage ratio. In addition, on a quarterly basis, we are required to pay each lender under the CEI Revolving Credit Facility a commitment fee in respect of any unused commitments under the CEI Revolving Credit Facility in the amount of 0.35% per annum of the principal amount of the unused commitments of such lender, subject to three 0.05% step-downs based on our net total leverage ratio.
On February 6, 2023, we entered into an Incremental Assumption Agreement No. 2 pursuant to which we incurred a new senior secured incremental term loan in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B”) under the CEI Credit Agreement. The CEI Term Loan B requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B, as amended in May 2024 and November 2024, bear interest, paid at least quarterly, at a rate equal to, at our option, either (a) Term SOFR, subject to a floor of 0.50% or (b) the Base Rate in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Term SOFR loan and 1.25% per annum in the case of any Base Rate loan. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature on February 6, 2030.
On February 6, 2024, we entered into an Incremental Assumption Agreement No. 3 pursuant to which we incurred a new senior secured incremental term loan in an aggregate principal amount of $2.9 billion of the CEI Term Loan B-1 under the CEI Credit Agreement. The CEI Term Loan B-1 requires quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B-1, with the balance payable at maturity. Borrowings under the CEI Term Loan B-1, as amended in November 2024, bear interest, paid at least quarterly, at a rate equal to, at our option, either (a) Term SOFR, subject to a floor of 0.50% or (b) the Base Rate, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Term SOFR loan and 1.25% per annum in the case of any Base Rate loan. The CEI Term Loan B-1 was issued at a price of 99.75% of the principal amount and will mature on February 6, 2031.
As of December 31, 2024, we had $2.1 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $84 million in outstanding letters of credit, $46 million committed for regulatory purposes and the reserves described above.
Caesars Virginia Senior Revolving and Delayed Draw Term Loan Credit Facility due 2029
On April 26, 2024, Caesars Virginia, LLC entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent and collateral agent, and certain banks and other financial institutions and lenders party thereto, which provides for a senior secured first lien multi-draw term loan facility in an aggregate principal amount of $400 million of the CVA Delayed Draw Term Loan and a senior secured first lien revolving credit facility in an aggregate principal amount of $25 million of the CVA Revolving Credit Facility, both maturing on April 26, 2029.
The CVA Delayed Draw Term Loan requires quarterly principal payments commencing on March 31, 2025. The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan are subject to a variable rate of interest based on Term SOFR plus an applicable margin. The CVA Revolving Credit Facility includes a $10 million letter of credit sub-facility. As of December 31, 2024, there was $295 million utilized under the CVA Delayed Draw Term Loan and $25 million of available borrowing capacity under the CVA Revolving Credit Facility.
CEI Senior Secured Notes due 2030
On February 6, 2023, we issued $2.0 billion in aggregate principal amount of 7.00% senior secured notes (the “CEI Senior Secured Notes due 2030”) pursuant to an indenture by and among the Company, the subsidiary guarantors party thereto from time to time, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2030 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2030 will mature on February 15, 2030, with interest payable semi-annually on February 15 and August 15 of each year.

CEI Senior Secured Notes due 2032
On February 6, 2024, we issued $1.5 billion in aggregate principal amount of the CEI Senior Secured Notes due 2032 at 6.50% pursuant to an indenture by and among the Company, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2032 rank equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2032 will mature on February 15, 2032, with interest payable semi-annually on February 15 and August 15 of each year.
CEI Senior Secured Notes due 2025
On July 6, 2020, Colt Merger Sub, Inc. (the “Escrow Issuer”) issued $3.4 billion in aggregate principal amount of the CEI Senior Secured Notes due 2025 at 6.25% pursuant to an indenture dated July 6, 2020, by and among the Escrow Issuer, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2025 ranked equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2025 were scheduled to mature on July 1, 2025, with interest payable semi-annually on January 1 and July 1 of each year. On February 6, 2024, we fully tendered, redeemed, repurchased, defeased, and/or satisfied and discharged any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees.
CRC Senior Secured Notes due 2025
On July 6, 2020, the Escrow Issuer issued $1.0 billion in aggregate principal amount of the CRC Senior Secured Notes due 2025 at 5.75% pursuant to an indenture, dated July 6, 2020, by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. The CRC Senior Secured Notes ranked equally with all existing and future first priority lien obligations of CRC, CRC Finco, Inc. and the subsidiary guarantors. The CRC Senior Secured Notes were scheduled to mature on July 1, 2025, with interest payable semi-annually on January 1 and July 1 of each year. On February 16, 2024, we fully tendered, redeemed, repurchased, defeased, and/or satisfied and discharged any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees.
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes due 2027”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The CEI Senior Notes due 2027 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2027 will mature on July 1, 2027 with interest payable semi-annually on January 1 and July 1 of each year.
The net proceeds from the issuance of the CEI Senior Notes due 2032 were used to redeem approximately $1.1 billion of the principal amount, including accrued and unpaid interest, related expenses and fees of the CEI Senior Notes due 2027. As a result of the early repayment, we recognized $31 million of loss on extinguishment of debt during the year ended December 31, 2024.
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
CEI Senior Notes due 2032
On October 17, 2024, we issued $1.1 billion in aggregate principal amount of the CEI Senior Notes due 2032 at 6.00% pursuant to an indenture dated as of October 17, 2024, by and among the Company, the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee. The CEI Senior Notes due 2032 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2032 will mature on October 15, 2032, with interest payable semi-annually on April 15 and October 15 of each year, commencing April 15, 2025.

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
The Regional Lease included a Put-Call Right Agreement whereby we could have required VICI to purchase and lease back (as lessor) or whereby VICI could have required us to sell to VICI and lease back (as lessee) the real estate components of the gaming and racetrack facilities of Harrah’s Hoosier Park Racing & Casino and Horseshoe Indianapolis. The election period expired as of December 31, 2024 and the option was not exercised.
Our VICI Leases are accounted for as a financing obligation and totaled $11.6 billion as of December 31, 2024. See Note 7 to our Financial Statements for additional information about our VICI Leases and related matters.
GLPI Leases
CEI leases certain real property assets from GLPI under the Master Lease (as amended, the “GLPI Master Lease”). The GLPI Master Lease, encompassing a portfolio of properties within the United States, provides for the lease of land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements relating to the operation of the leased properties. The GLPI Master Lease, inclusive of all amendments, provides for (i) an initial term of 20 years (through September 2038), (ii) four five-year renewals at the our option, (iii) annual land and building base rent of $24 million and $63 million, respectively, (iv) escalating provisions of building base rent equal to 101.25% of the rent for the preceding year for lease years five and six, 101.75% for lease years seven and eight and 102% for each lease year thereafter, and (v) relief from the operating, capital expenditure and financial covenants in the event of involuntary closures.
CEI also leases the real estate underlying Horseshoe St. Louis from GLPI, (the “Lumière Lease”). The Lumière Lease, inclusive of all amendments, provides for (i) an initial term commencing on September 29, 2020 and ending on October 31, 2033, (ii) four five-year renewal options, (iii) annual rent payments of $23 million, (iv) escalation provisions commencing in lease year two equal to 101.25% of the rent for the preceding year for lease years two through five, 101.75% for lease years six and seven and 102% for each lease year thereafter, and (v) certain relief under the financial covenant in the event of involuntary closures.
The GLPI Leases are accounted for as financing obligations and totaled $1.3 billion as of December 31, 2024. See Note 7 to our Financial Statements for additional information about our GLPI Leases and related matters.
Other Liquidity Matters
We are faced with certain contingencies, from time to time, involving litigation, claims, assessments, environmental remediation or compliance. These commitments and contingencies are discussed in greater detail in “Part I, Item 3. Legal Proceedings” and Note 8 to our Financial Statements, both of which are included elsewhere in this Annual Report on Form 10-K. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included elsewhere in this Annual Report on Form 10-K.
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
Our most critical accounting estimates and assumptions are in the following areas:
Income Taxes
We and our subsidiaries file income tax returns with federal, state and foreign jurisdictions. Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities. See Note 14 in the accompanying consolidated financial statements for a discussion of the status and impact of examinations by tax authorities.
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
As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $52 million and $9.1 billion, respectively, and federal general business tax credit and research tax credit carryforwards of $89 million, which will expire on various dates as follows:

Year of Expiration	Net Operating Losses		Tax Credits
(In millions)	Federal	States	Federal
2025-2029	$—	$955	$—
2030-2034	33	2,571	—
2035-2044	—	3,173	89
Do not expire	19	2,391	—
	$52	$9,090	$89
Under the applicable accounting standards, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting standards also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions.
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

We determine the fair value of our indefinite-lived intangible assets using either the relief from royalty method or the excess earnings method under the income approach or a replacement cost market approach. The determination of fair value of our reporting units and indefinite-lived intangible assets requires management to make significant assumptions and estimates around the forecasts as well as the selection of discount rates and valuation multiples. Changes in these estimates could have a significant impact on the fair value of our reporting units, intangible assets and result in potential impairment.
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
We completed our annual impairment tests as of October 1, 2024. As a result, we recognized impairment charges in our Regional and Las Vegas segments. Our Regional segment’s impairments were due to a decrease in projected future cash flows at certain regional properties primarily due to localized competition within certain markets. We identified six reporting units in the Regional segment with estimated fair values associated with trademarks, gaming rights and goodwill below their respective carrying values and recorded impairments. This resulted in trademark impairment of $15 million, gaming rights impairment of $73 million and goodwill impairment of $182 million within the segment. Impairment charges of $32 million to a trademark were also recorded due to the performance of our smallest brand in the Las Vegas segment.
As of October 1, 2024, four reporting units in the Regional segment and one reporting unit in the Las Vegas segment with goodwill totaling $1.2 billion had fair values that did not significantly exceed their respective carrying values. In addition, we identified one trademark totaling $22 million in the Regional segment that did not significantly exceed its carrying value. The reporting units and indefinite lived intangible assets with carrying values that do not significantly exceed their estimated fair values are primarily assets acquired in the Merger when our discount rate was approximately 9.5%. The discount rate used in our annual impairment testing as of October 1, 2024 was approximately 10.0%. To the extent gaming volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we may recognize further impairments, and such impairments could be material. The discount rate represents the most sensitive input in our estimates and an increase of 1% to the discount rate would result in additional impairments of approximately $130 million on the assets that do not significantly exceed their carrying values. In addition, $1.0 billion of goodwill within our Regional segment and $462 million in our Las Vegas segment are associated with reporting units with zero or negative carrying values. See Note 5 for additional information.
Long-Lived Assets
We have significant capital invested in our long-lived assets, and judgments are made in determining the estimated useful lives of assets, salvage values to be assigned to assets, and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset. We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, planned construction and renovation projects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. See Note 4 for additional information.
Allowance for Doubtful Accounts - Gaming
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates and reasonable forecasts are considered, as are customer relationships, in determining specific reserves to reflect current expected credit loss. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. As of December 31, 2024, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $15 million.
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
Recently Issued Accounting Pronouncements
For information with respect to recent accounting pronouncements and the potential impact of these pronouncements on our Financial Statements, see Note 2, Basis of Presentation and Significant Accounting Policies – Recently Issued Accounting Pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are exposed to changes in interest rates primarily from variable rate long-term debt arrangements. We manage our interest rate risk by monitoring interest rates, including future projected rates, and adjusting our mix of fixed and variable rate borrowings.
Interest Rate Risk
As of December 31, 2024, the face value of long-term debt was $12.3 billion, including variable-rate long-term borrowings of $5.9 billion under the CEI Term Loans and the CVA Delayed Draw Term Loan. No amounts were outstanding under the CEI Revolving Credit Facility or the CVA Revolving Credit Facility.
The table below provides information as of December 31, 2024 about our fixed rate and variable rate financial instruments that are sensitive to changes in interest rates, including the cash flows associated with amortization and average interest rates. Principal amounts are used to calculate the payments to be exchanged under the related agreements and average variable rates are based on implied forward rates in the yield curve as of December 31, 2024 and should not be considered a predictor of actual future interest rates.

	Expected Maturity Date
(Dollars in millions)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$2	$2	$548	$2	$1,202	$4,634	$6,390	$6,329
Average interest rate	4.3%	4.3%	8.1%	4.3%	4.6%	6.6%	6.3%
Variable rate	$107	$107	$107	$637	$282	$4,664	$5,904	$5,938
Average interest rate	6.4%	6.2%	6.3%	6.0%	7.0%	6.4%	6.4%
As of December 31, 2024, borrowings outstanding under our CEI credit agreement and the CVA Delayed Draw Term Loan were variable-rate borrowings. Assuming a 100 basis-point increase in Term SOFR, our annual interest cost would change by approximately $59 million based on gross amounts outstanding at December 31, 2024.
We do not purchase or hold any derivative financial instruments for trading purposes.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
CAESARS ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Caesars Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Caesars Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill – Refer to Note 5 to the Financial Statements
Critical Audit Matter Description
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
The Company performed its annual impairment assessment as of October 1, 2024. The Company’s goodwill balance was $10,601 million as of December 31, 2024 of which: (1) $1.1 billion and $71 million was related to three reporting units in the Regional segment and one reporting unit in the Las Vegas segment, respectively, had estimated fair values that did not significantly exceed their carrying values.

The determination of the Company’s reporting units’ fair value requires management to make significant assumptions and estimates around forecasts and the selection of discount rates. Therefore, our audit procedures to evaluate the reasonableness of management’s forecasts required a higher degree of auditor judgement, increased level of audit effort, and use of more experienced audit professionals, as well as the involvement of valuation specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s forecasts and the selection of discount rates used by management to determine the fair value of the Company’s reporting units included the following, among others:
•We tested the effectiveness of the Company’s internal controls over valuation inputs including management’s forecasts and the selection of discount rates.
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
February 25, 2025
We have served as the Company’s auditor since 2020.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions, except par value)	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$866	$1,005
Restricted cash	95	122
Accounts receivable, net	470	608
Inventories	45	46
Prepayments and other current assets	271	264
Total current assets	1,747	2,045
Investments in and advances to unconsolidated affiliates	131	157
Property and equipment, net	14,812	14,756
Goodwill	10,601	10,990
Intangible assets other than goodwill	4,133	4,523
Deferred tax asset	62	47
Other long-term assets, net	1,104	848
Total assets	$32,590	$33,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$296	$408
Accrued interest	242	369
Accrued other liabilities	1,625	1,848
Current portion of long-term debt	109	65
Total current liabilities	2,272	2,690
Long-term financing obligation	12,899	12,759
Long-term debt	12,033	12,224
Deferred tax liability	130	102
Other long-term liabilities	880	871
Total liabilities	28,214	28,646
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 500,000,000 shares authorized, 211,325,086 and 215,800,650 issued and outstanding, net of treasury shares	—	—
Additional paid-in capital	6,862	7,001
Accumulated deficit	(2,801)	(2,523)
Treasury stock at cost, 0 and 363,016 shares held	—	(23)
Accumulated other comprehensive income	96	97
Caesars stockholders' equity	4,157	4,552
Noncontrolling interests	219	168
Total stockholders’ equity	4,376	4,720
Total liabilities and stockholders’ equity	$32,590	$33,366

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions, except per share data)	2024	2023	2022
NET REVENUES:
Casino	$6,267	$6,367	$5,997
Food and beverage	1,716	1,728	1,596
Hotel	2,016	2,090	1,957
Other	1,246	1,343	1,271
Net revenues	11,245	11,528	10,821
OPERATING EXPENSES:
Casino	3,370	3,342	3,526
Food and beverage	1,073	1,049	935
Hotel	580	570	529
Other	396	434	411
General and administrative	1,920	2,012	2,068
Corporate	307	306	286
Impairment charges	302	95	108
Depreciation and amortization	1,324	1,261	1,205
Transaction and other costs, net	(331)	(13)	14
Total operating expenses	8,941	9,056	9,082
Operating income	2,304	2,472	1,739
OTHER EXPENSE:
Interest expense, net	(2,366)	(2,342)	(2,265)
Loss on extinguishment of debt	(89)	(200)	(85)
Other income	27	10	46
Total other expense	(2,428)	(2,532)	(2,304)
Loss from continuing operations before income taxes	(124)	(60)	(565)
Benefit (provision) for income taxes	(87)	888	41
Income (loss) from continuing operations, net of income taxes	(211)	828	(524)
Discontinued operations, net of income taxes	—	—	(386)
Net income (loss)	(211)	828	(910)
Net (income) loss attributable to noncontrolling interests	(67)	(42)	11
Net income (loss) attributable to Caesars	$(278)	$786	$(899)
Net income (loss) per share - basic and diluted:
Basic income (loss) per share from continuing operations	$(1.29)	$3.65	$(2.39)
Basic loss per share from discontinued operations	—	—	(1.80)
Basic income (loss) per share	$(1.29)	$3.65	$(4.19)
Diluted income (loss) per share from continuing operations	$(1.29)	$3.64	$(2.39)
Diluted loss per share from discontinued operations	—	—	(1.80)
Diluted income (loss) per share	$(1.29)	$3.64	$(4.19)
Weighted average basic shares outstanding	215	215	214
Weighted average diluted shares outstanding	215	216	214

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In millions)	2024	2023	2022
Net income (loss)	$(211)	$828	$(910)
Foreign currency translation adjustments	—	1	34
Change in fair market value of interest rate swaps, net of tax	—	—	21
Other	(1)	4	—
Other comprehensive income (loss), net of tax	(1)	5	55
Comprehensive income (loss)	(212)	833	(855)
Amounts attributable to noncontrolling interests:
Net (income) loss attributable to noncontrolling interests	(67)	(42)	11
Foreign currency translation adjustments	—	—	1
Comprehensive (income) loss attributable to noncontrolling interests	(67)	(42)	12
Comprehensive income (loss) attributable to Caesars	$(279)	$791	$(843)

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Caesars Stockholders' Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2022	—	$—	214	$—	$6,877	$(2,410)	$36	$(23)	$61	$4,541
Stock-based compensation	—	—	1	—	102	—	—	—	—	102
Net loss	—	—	—	—	—	(899)	—	—	(11)	(910)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	56	—	(1)	55
Shares withheld related to net share settlement of stock awards	—	—	—	—	(26)	—	—	—	—	(26)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(11)	(11)
Balance, December 31, 2022	—	—	215	—	6,953	(3,309)	92	(23)	38	3,751
Stock-based compensation	—	—	1	—	104	—	—	—	—	104
Net income	—	—	—	—	—	786	—	—	42	828
Other comprehensive income, net of tax	—	—	—	—	—	—	5	—	—	5
Shares withheld related to net share settlement of stock awards	—	—	—	—	(27)	—	—	—	—	(27)
Transactions with noncontrolling interests	—	—	—	—	(29)	—	—	—	88	59
Balance, December 31, 2023	—	—	216	—	7,001	(2,523)	97	(23)	168	4,720
Stock-based compensation	—	—	—	—	94	—	—	—	—	94
Net income (loss)	—	—	—	—	—	(278)	—	—	67	(211)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	—	—	(1)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(17)	—	—	—	—	(17)
Cancellation of shares issued	—	—	—	—	(14)	—	—	14	—	—
Repurchase of common stock	—	—	(5)	—	(202)	—	—	9	—	(193)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(16)	(16)
Balance, December 31, 2024	—	$—	211	$—	$6,862	$(2,801)	$96	$—	$219	$4,376

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(211)	$828	$(910)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations, net of income taxes	—	—	386
Depreciation and amortization	1,324	1,261	1,205
Amortization of deferred financing costs and discounts	179	200	297
Provision for doubtful accounts	49	41	25
Loss on extinguishment of debt	89	200	85
Non-cash lease amortization	26	51	54
(Gain) loss on investments	(7)	(5)	54
Stock-based compensation expense	94	104	101
(Gain) loss on sale or disposal of property, equipment, trademark and businesses	(359)	22	5
Impairment charges	302	95	108
Deferred income taxes	87	(888)	(41)
Gain on derivatives	—	—	(73)
Other non-cash adjustments to net (income) loss	(23)	(40)	(57)
Change in operating assets and liabilities:
Accounts receivable	86	(82)	(143)
Prepaid expenses and other assets	(13)	39	(15)
Income taxes receivable and payable, net	(48)	(27)	(7)
Accounts payable, accrued expenses and other liabilities	(500)	10	(82)
Other	—	—	1
Net cash provided by operating activities	1,075	1,809	993

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,296)	(1,264)	(952)
Acquisition of gaming rights and developed technology	(15)	(30)	(11)
Proceeds from sale of property, equipment, trademark and businesses	554	1	39
Proceeds from the sale of investments	14	4	126
Proceeds from insurance related to property damage	—	—	36
Distribution from unconsolidated affiliate	39	—	—
Investments in unconsolidated affiliates	—	(3)	—
Other	—	36	(6)
Net cash used in investing activities	(704)	(1,256)	(768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	7,525	5,460	1,500
Repayments of long-term debt and revolving credit facilities	(7,670)	(6,106)	(2,738)
Financing obligation payments	(8)	(8)	(3)
Debt issuance and extinguishment costs	(121)	(79)	(12)
Proceeds from issuance of common stock	—	—	1
Repurchase of common stock	(191)	—	—
Taxes paid related to net share settlement of equity awards	(17)	(27)	(27)
Payments to acquire ownership interest in subsidiary	—	(66)	—
Contributions from noncontrolling interest owners	—	116	—
Distributions to noncontrolling interest owners	(16)	(3)	(3)
Net cash used in financing activities	(498)	(713)	(1,282)

	Years Ended December 31,
(In millions)	2024	2023	2022
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	—	—	(18)
Cash flows from investing activities	—	—	386
Net cash from discontinued operations	—	—	368
Effect of foreign currency exchange rates on cash	—	—	(29)
Decrease in cash, cash equivalents and restricted cash	(127)	(160)	(718)
Cash, cash equivalents and restricted cash, beginning of period	1,143	1,303	2,021
Cash, cash equivalents and restricted cash, end of period	$1,016	$1,143	$1,303

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$866	$1,005	$1,038
Restricted cash	95	122	131
Restricted and escrow cash included in other long-term assets	55	16	134
Total cash, cash equivalents and restricted cash	$1,016	$1,143	$1,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid for debt	$1,052	$846	$805
Cash interest paid for rent related to financing obligations	1,324	1,286	1,205
Income taxes paid, net	48	26	22
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	174	169	145
Acquisition of intangible assets	32	—	—
Note receivable from WSOP trademark sale	250	—	—

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
The Company is a geographically diversified gaming and hospitality company that was founded in 1973 by the Carano family with the opening of the Eldorado Hotel Casino in Reno, Nevada. Beginning in 2005, the Company grew through a series of acquisitions, including the acquisition of MTR Gaming Group, Inc. in 2014, Isle of Capri Casinos, Inc. in 2017, Tropicana Entertainment, Inc. in 2018, Caesars Entertainment Corporation in 2020, and William Hill PLC in 2021. The Company’s ticker symbol on the NASDAQ Stock Market is “CZR”.
Description of Business
The Company owns, leases, brands or manages an aggregate of 53 domestic properties in 18 states with approximately 51,400 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 45,600 hotel rooms as of December 31, 2024. In addition, the Company has other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its gaming operations, which includes retail and online sports betting and online gaming. Additionally, the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and online sports betting, iGaming, horse racing and online poker are included under the Caesars Digital segment. The Company operates and conducts sports wagering across 32 jurisdictions in North America, 26 of which offer online sports betting, and operates iGaming in five jurisdictions in North America as of December 31, 2024. The Company operates the Caesars Sportsbook app, the Caesars Racebook app, the Caesars Palace Online Casino app and the new Horseshoe Online Casino app which initially launched in October 2024. The Company also expects to continue to grow its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and iGaming.
The Company has divested certain properties and other assets, including non-core properties and divestitures required by regulatory agencies. See Note 3 for a discussion of properties and assets recently sold and Note 16 for segment information.
Note 2. Basis of Presentation and Significant Accounting Policies
Additional significant accounting policy disclosures are provided within the applicable Notes to the Financial Statements.
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
The presentation of financial information herein for the periods after the Company’s acquisitions or before divestitures of various properties is not fully comparable to the periods prior to their respective purchase or after the sale dates. See Note 3 for properties recently divested.
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
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s deferred compensation plans. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1) and represent the amounts the Company would expect to receive if the Company sold these marketable securities. As of both December 31, 2024 and 2023, the Company held $2 million in Level 1 securities.
Derivative Instruments
The Company may enter into derivative instruments to hedge the risk of fluctuations in interest rates, foreign exchange rates or pricing for other commodities. These agreements are designated as cash flow hedges. As of December 31, 2024 and 2023, the Company did not hold any cash flow hedges or any derivative financial instruments for trading purposes.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company has bank deposits that may at times exceed federally insured limits. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Advertising
Advertising costs are expensed in the period the advertising initially takes place. Advertising costs were $231 million, $259 million and $571 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included within operating expenses. During the year ended December 31, 2022, the Company launched significant television, radio and internet marketing campaigns promoting the Caesars Sportsbook. Advertising costs related to the Caesars Digital segment are primarily recorded in Casino expense.
Interest Expense, Net

	Years Ended December 31,
(In millions)	2024	2023	2022
Interest expense	$2,438	$2,394	$2,303
Capitalized interest	(61)	(40)	(26)
Interest income	(11)	(12)	(12)
Total interest expense, net	$2,366	$2,342	$2,265
Recently Issued Accounting Pronouncements
Pronouncements Implemented in 2024
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures,” which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This guidance is effective for years beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. Amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. As of December 31, 2024, the Company has implemented the updated amendments included in ASU 2023-07. See Note 16 for additional reportable segment disclosures.
Pronouncements to Be Implemented in Future Periods
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires additional disclosure about specific expense categories in the notes to financial statements. This information is generally not presented in the financial statements today. This update applies to all public business entities and will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the amendments in this update to have a material impact on our Financial Statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes: Improvements to Income Tax Disclosures,” which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. These updates apply to all entities subject to income taxes and will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Updates will be applied on a prospective basis with the option to apply the standard retrospectively. We do not expect the amendments in this update to have a material impact on our Financial Statements.
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
Note 3. Divestitures and Discontinued Operations
The Company periodically divests assets that it may not consider core to its business to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. The carrying value of assets that meet the criteria for assets held for sale are compared to the expected selling price and any expected losses are recorded immediately. Gains or losses associated with the disposal of assets held for sale are recorded within operating income, unless the assets represent a discontinued operation.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The LINQ Promenade, Rio and Baton Rouge Divestitures
On October 29, 2024, the Company entered into an agreement to sell the LINQ Promenade to a joint venture between TPG Real Estate (“TPG”) and the Investment Management Platform of Acadia Realty Trust (“Acadia”) for $275 million. On December 12, 2024, we closed the sale for $275 million, resulting in a gain of $34 million, which was recorded in Transaction and other costs, net in the Statements of Operations. The LINQ Promenade was reported within the Las Vegas segment. Proceeds from the sale were used to make a voluntary prepayment of a portion of the outstanding balance of the CEI Term Loan B. See Note 9 for further discussion on the voluntary prepayment.
On October 2, 2023, the Company’s lease term related to certain assets of Rio All-Suite Hotel & Casino (“Rio”) ended and all operations were assumed by the lessor. Rio was reported within the Las Vegas segment.
On May 5, 2022, the Company consummated the sale of the equity interests of Belle of Baton Rouge Casino & Hotel (“Baton Rouge”) to CQ Holding Company, Inc., resulting in a loss of $3 million. Baton Rouge was reported in the Regional segment.
Prior to their respective closing dates, none of the divestitures above met the requirements for presentation as discontinued operations.
The following information presents the net revenues and net income (loss) of recent divestitures:

Year Ended December 31, 2024
(In millions)	LINQ Promenade
Net revenues	$25
Net income	16

	Year Ended December 31, 2023
(In millions)	LINQ Promenade	Rio
Net revenues	$28	$145
Net income	21	15

	Year Ended December 31, 2022
(In millions)	LINQ Promenade	Rio	Baton Rouge
Net revenues	$27	$199	$6
Net income (loss)	17	18	(1)
WSOP Trademark Sale
On August 1, 2024, the Company entered into a definitive agreement to sell the World Series of Poker (“WSOP”) trademark to NSUS Group Inc (“NSUS”) for $250 million in cash at closing and a $250 million note receivable for total consideration of $500 million. On October 29, 2024, the Company closed the sale to NSUS, resulting in a gain of $317 million, which was recorded in Transaction and other costs, net in the Statements of Operations. The note receivable bears interest at market rate plus an applicable margin, which resets quarterly. Interest and principal are due quarterly through its maturity date of October 29, 2029. Concurrent with signing the sale agreement, the Company entered into licensing agreements with NSUS that allows the Company to continue its current operations within the United States, including the WSOP’s live tournament series in Las Vegas for the next 20 years. The WSOP trademark asset was previously reported within the Caesars Digital segment. See Note 5 for further discussion on the trademarks associated with the sale.
Discontinued operations
On April 22, 2021 when the William Hill acquisition was consummated, the Company’s intent was to divest William Hill International. Accordingly, the assets and liabilities were classified as held for sale with operations presented within discontinued operations. On April 7, 2022, the Company amended the agreement to sell William Hill International to 888 Holdings Plc for a revised enterprise value of approximately £2.0 billion. On July 1, 2022, the Company completed the sale of William Hill International to 888 Holdings Plc. During the year ended December 31, 2022, the Company recorded impairments to assets held for sale of $503 million within discontinued operations based on the revised and final sales price.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following information presents the net revenues and net loss for the Company’s discontinued operations:

Year Ended December 31, 2022
(In millions)	William Hill International
Net revenues	$820
Net loss	(448)
Note 4. Property and Equipment
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
A portion of our property and equipment is subject to various operating leases for which we are the lessor. Leased property includes our hotel rooms, convention space and retail space through various short-term and long-term operating leases. See Note 7 for further discussion of our leases.
The Company evaluates its property and equipment and other long-lived assets for impairment whenever indicators of impairment exist. The Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge may be recorded for any difference between fair value and the carrying value. All recognized impairment losses are recorded as operating expenses, unless the assets represent a discontinued operation. See Note 3 for further discussion of impairment on assets previously held for sale.

Property and Equipment, Net
	December 31,
(In millions)	2024	2023
Land	$2,059	$2,088
Buildings, riverboats, and leasehold and land improvements	14,866	13,543
Furniture, fixtures, and equipment	2,880	2,409
Construction in progress	167	762
Total property and equipment	19,972	18,802
Less: accumulated depreciation	(5,160)	(4,046)
Total property and equipment, net	$14,812	$14,756

Depreciation Expense
	Years Ended December 31,
(In millions)	2024	2023	2022
Depreciation expense	$1,189	$1,117	$1,018
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
As a result of the finalized and approved capital and operating plans and the completion of impairment tests during the year ended December 31, 2024, the Company recognized impairment charges in our Regional and Las Vegas segments. Our Regional segment’s impairments were due to a decrease in projected future cash flows at certain regional properties primarily due to localized competition within certain markets. The Company identified six reporting units in the Regional segment with estimated fair values associated with trademarks, gaming rights and goodwill below their respective carrying values and recorded impairments. This resulted in trademark impairment of $15 million, gaming rights impairment of $73 million and goodwill impairment of $182 million within the segment. Impairment charges of $32 million to a trademark were also recorded due to the performance of our smallest brand in the Las Vegas segment.
During the year ended December 31, 2023, the Company recognized impairment charges in our Regional segment. These impairments were primarily due to a decrease in projected future cash flows at certain regional properties due to increased competition. The Company identified one reporting unit with an estimated fair value of the associated gaming rights below the carrying value and recorded an impairment of $81 million. In addition, the Company identified one reporting unit with an estimated fair value below its carrying value and we recorded an impairment of $14 million to goodwill.
In December 2022, the Company recognized impairment charges in our Regional segment related to goodwill and gaming rights totaling $78 million and $30 million, respectively, due to an increase in the related discount rates, which represents the higher required cost of capital as a result of the macroeconomic environment and projected outlook.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in Carrying Value of Goodwill by Segment
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	CEI Total
Gross Goodwill:
Balance as of January 1, 2023	$6,889	$3,093	$1,204	$—	$11,186
Other	—	—	—	—	—
Balance as of December 31, 2023	6,889	3,093	1,204	—	11,186
Accumulated Impairment:
Balance as of January 1, 2023	—	(182)	—	—	(182)
Impairment	—	(14)	—	—	(14)
Balance as of December 31, 2023	—	(196)	—	—	(196)
Net carrying value, as of December 31, 2023	$6,889	$2,897	$1,204	$—	$10,990

Gross Goodwill:
Balance as of January 1, 2024	$6,889	$3,093	$1,204	$—	$11,186
Other (a)	(207)	—	—	—	(207)
Balance as of December 31, 2024	6,682	3,093	1,204	—	10,979
Accumulated Impairment:
Balance as of January 1, 2024	—	(196)	—	—	(196)
Impairment	—	(182)	—	—	(182)
Balance as of December 31, 2024	—	(378)	—	—	(378)
Net carrying value, as of December 31, 2024 (b)	$6,682	$2,715	$1,204	$—	$10,601
____________________
(a)Sale of the LINQ Promenade; see Note 3.
(b)$1.0 billion of goodwill within the Regional segment and $462 million within the Las Vegas segment is associated with reporting units with zero or negative carrying value.

Changes in Carrying Amount of Intangible Assets Other than Goodwill
	Amortizing		Non-Amortizing		Total
(In millions)	2024	2023	2024	2023	2024	2023
Balance as of January 1	$946	$1,060	$3,577	$3,654	$4,523	$4,714
Impairment	—	—	(120)	(81)	(120)	(81)
Amortization expense	(135)	(144)	—	—	(135)	(144)
Acquisition of developed technology	21	—	—	—	21	—
Acquisition of gaming rights and customer relationships	26	30	—	4	26	34
Other (a)	(2)	—	(180)	—	(182)	—
Balance as of December 31	$856	$946	$3,277	$3,577	$4,133	$4,523
____________________
(a)Includes sale of the WSOP trademark, see Note 3.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Gross Carrying Amount and Accumulated Amortization of Intangible Assets Other Than Goodwill
	December 31, 2024				December 31, 2023
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$593	$(432)	$161	$587	$(360)	$227
Gaming rights and other	10 - 34 years	262	(42)	220	242	(28)	214
Trademarks	15 years	313	(109)	204	313	(91)	222
Reacquired rights	24 years	250	(38)	212	250	(28)	222
Technology	3 - 6 years	129	(70)	59	110	(49)	61
		$1,547	$(691)	856	$1,502	$(556)	946

Non-amortizing intangible assets
Trademarks				1,771			1,998
Gaming rights				983			1,056
Caesars Rewards				523			523
				3,277			3,577
Total amortizing and non-amortizing intangible assets, net				$4,133			$4,523
Amortization expense with respect to intangible assets for the years ended December 31, 2024, 2023 and 2022 totaled $135 million, $144 million and $187 million, respectively, which is included in Depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Years Ended December 31,
(In millions)	2025	2026	2027	2028	2029
Estimated annual amortization expense	$132	$132	$86	$45	$44
Note 6. Accrued Other Liabilities
Accrued other liabilities consisted of the following:

	December 31,
(In millions)	2024	2023
Contract and contract related liabilities (See Note 10)	$592	$749
Accrued payroll and other related liabilities	238	283
Accrued taxes	205	202
Self-insurance claims and reserves (See Note 8)	204	200
Operating lease liability (See Note 7)	21	23
Accrued marketing	21	23
Disputed claims liability	—	26
Other accruals	344	342
Total accrued other liabilities	$1,625	$1,848
Disputed Claims Liability
The disputed claims liability represented certain unsecured claims related to Caesars Entertainment Corporation’s bankruptcy assumed from the Merger.
Note 7. Leases
The Company has operating and finance leases for various real estate and equipment. Certain of the Company’s lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include options to extend the lease term one month to 73 years. The Company’s lease agreements do not contain any material restrictive covenants, other than those described below.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lessee Arrangements
Operating Leases
The Company leases real estate and equipment used in operations from third parties. As of December 31, 2024, the remaining term of the Company’s operating leases ranged from 1 to 67 years with various extension options available, if the Company elects to exercise them. However, the Company’s remaining terms only include extension options that we have determined are reasonably certain as of December 31, 2024. In addition to minimum rental commitments, certain of the Company’s operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts. The Company does not include costs associated with non-lease components in the lease costs disclosed in the table below. During the years ended December 31, 2024 and 2023, the Company obtained $10 million and $41 million, respectively, of right-of-use (“ROU”) assets in exchange for new lease liabilities. During the years ended December 31, 2024 and 2023, the Company disposed of $1 million and $7 million, respectively, of ROU assets and lease liabilities.
The Company has elected the short-term lease measurement and recognition exemption and does not establish ROU assets or liabilities for operating leases with terms of 12 months or less.
Leases recorded on the balance sheet consist of the following:

		December 31,
(In millions)	Classification on the Balance Sheet	2024	2023
Assets:
Operating lease ROU assets	Other long-term assets, net	$604	$622
Liabilities:
Current operating lease liabilities	Accrued other liabilities	21	23
Non-current operating lease liabilities	Other long-term liabilities	716	728

Lease Terms and Discount Rate	December 31,
	2024	2023
Weighted Average Remaining Lease Term (in years)	31.7	32.1
Weighted Average Discount Rate	8.2%	8.1%

Components of Lease Expense
	Years Ended December 31,
(In millions)	2024	2023	2022
Operating lease expense	$81	$96	$132
Short-term and variable lease expense	158	159	138
Total operating lease costs	$239	$255	$270
Supplemental cash flow information related to leases is as follows:

Cash payments included in the measurement of lease liabilities
	Years Ended December 31,
(In millions)	2024	2023	2022
Operating cash flows for operating leases	$81	$116	$110

Maturities of Lease Liabilities
(In millions)	Operating Leases
2025	$79
2026	77
2027	78
2028	75
2029	74
Thereafter	1,848
Total future minimum lease payments	2,231
Less: present value factor	(1,494)
Total lease liability	$737

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Finance Leases
The Company has finance leases for certain equipment and real estate. As of December 31, 2024, the Company’s finance leases had remaining lease terms of up to approximately 34 years, some of which include options to extend the lease terms in one month increments. The Company’s finance lease ROU assets and liabilities were $60 million and $68 million as of December 31, 2024, respectively, and $69 million and $77 million as of December 31, 2023, respectively.
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
The Put-Call Right Agreement whereby the Company could have required VICI to purchase and lease back (as lessor) or whereby VICI could have required the Company to sell to VICI and lease back (as lessee) the real estate components of the gaming and racetrack facilities of Harrah’s Hoosier Park Racing & Casino and Horseshoe Indianapolis (the “Centaur properties”) was not exercised by either party prior to the December 31, 2024 expiration.
The Golf Course Use Agreement between the Company and VICI has a 35-year term (inclusive of all renewal periods), whereby the Company agrees to pay initial annual membership and use fees totaling $14 million, subject to annual escalation provisions similar to those described above in the Regional Lease, as well as certain per-round fees set forth in the agreement.
GLPI Leases
The fair value of the real estate assets and the related failed sale-leaseback financing obligations were estimated based on the present value of the estimated future lease payments over the lease term of 20 years, plus renewal options, using an imputed discount rate of approximately 9.75%.
CEI leases certain real property assets from GLPI under the Master Lease (as amended, the “GLPI Master Lease”). The GLPI Master Lease, encompassing a portfolio of properties within the United States, provides for the lease of land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements relating to the operation of the leased properties. The GLPI Master Lease, inclusive of all amendments, provides for (i) an initial term of 20 years (through September 2038), (ii) four five-year renewals at the Company’s option, (iii) annual land and building base rent of $24 million and $63 million, respectively, (iv) escalating provisions of building base rent equal to 101.25% of the rent for the preceding year for lease years five and six, 101.75% for lease years seven and eight and 102% for each lease year thereafter and (v) relief from the operating, capital expenditure and financial covenants in the event of involuntary closures.
CEI also leases the real estate underlying Horseshoe St. Louis from GLPI, (the “Lumière Lease”). The Lumière Lease, inclusive of all amendments, provides for (i) an initial term commencing on September 29, 2020 and ending on October 31, 2033, (ii) four five-year renewal options, (iii) annual rent payments of $23 million, (iv) escalation provisions commencing in lease year two equal to 101.25% of the rent for the preceding year for lease years two through five, 101.75% for lease years six and seven and 102% for each lease year thereafter, and (v) certain relief under the financial covenant in the event of involuntary closures.
The Company continues to reflect the real estate assets related to the failed sale-lease back transactions on the Balance Sheets in Property and equipment, net as if the Company was the legal owner, and continues to recognize depreciation expense over their estimated useful lives.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The future minimum payments related to the GLPI Leases, including the Lumière Lease, and VICI Leases financing obligations, as amended, at December 31, 2024 were as follows:

(In millions)	GLPI Leases	VICI Leases
2025	$113	$1,228
2026	115	1,246
2027	117	1,265
2028	119	1,284
2029	120	1,304
Thereafter	4,248	42,406
Total future payments	4,832	48,733
Less: Amounts representing interest	(3,801)	(38,058)
Plus: Residual values	240	893
Financing obligation	$1,271	$11,568
Cash payments made relating to the Company’s long-term financing obligations during the years ended December 31, 2024, 2023 and 2022 were as follows:

	GLPI Leases (a)			VICI Leases (a)
	December 31,			December 31,
(In millions)	2024	2023	2022	2024	2023	2022
Cash paid for principal	$—	$1	$—	$1	$1	$1
Cash paid for interest	112	111	110	1,212	1,175	1,095
____________________
(a)For the initial periods of the VICI and GLPI Leases, cash payments are less than the interest expense recognized, which causes the failed-sale leaseback obligation to increase during the initial years of the lease term.
Lease Covenants
The GLPI Leases and VICI Leases contain certain covenants requiring minimum capital expenditures based on a percentage of net revenues along with maintaining certain financial ratios. The GLPI Leases require the Company to maintain a minimum adjusted revenue to rent ratio of 1.20:1.
The Company was in compliance with all applicable covenants as of December 31, 2024.
Lessor Arrangements
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the years ended December 31, 2024, 2023 and 2022, we recognized $2.0 billion, $2.1 billion and $2.0 billion, respectively, in lease revenue related to lodging arrangements, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is primarily included in Food and beverage revenue in the Statement of Operations, and during the years ended December 31, 2024, 2023 and 2022, lease revenue related to conventions was $51 million, $40 million and $34 million, respectively.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Real Estate Operating Leases
We enter into long-term real estate leasing arrangements with third party lessees at our properties. As of December 31, 2024, the remaining terms of these operating leases ranged from 1 to 81 years, some of which include options to extend the lease term for up to five years. In addition to minimum rental commitments, certain of our operating leases provide for contingent payments including contingent rentals based on a percentage of revenues in excess of specified amounts and reimbursements for common area maintenance and utilities charges. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. In addition, to maintain the value of our leased assets, certain leases include specific maintenance requirements of the lessees or maintenance is performed by the Company on behalf of the lessees. During the years ended December 31, 2024, 2023 and 2022, we recognized $148 million, $166 million and $168 million, respectively, of real estate lease revenue, which is included in Other revenue in the Statement of Operations. Real estate lease revenue includes $62 million, $68 million and $64 million of variable rental income for the years ended December 31, 2024, 2023 and 2022, respectively.

Maturities of Lease Receivables
(In millions)	Operating Leases
2025	$57
2026	56
2027	51
2028	47
2029	42
Thereafter	670
Total	$923
Note 8. Litigation, Commitments and Contingencies
Litigation
General
We are a party to various legal proceedings, which have arisen in the normal course of our business. Such proceedings can be costly, time consuming, unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. While we maintain insurance coverage that we believe is adequate to mitigate the risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters. The current liability for the estimated losses associated with these proceedings is not material to our consolidated financial condition and those estimated losses are not expected to have a material impact on our results of operations.
Cybersecurity Incident
On September 14, 2023, we announced that an unauthorized actor had gained access to our information technology network as a result of a social engineering attack on an outsourced IT support vendor used by the Company, and acquired a copy of, among other data, our loyalty program database, which includes driver’s license numbers and/or social security numbers for a significant number of members in the database (“Data Incident”).
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Contractual Commitments
Capital Commitments
Caesars New Orleans
In April 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board, entered into an Amended and Restated Casino Operating Contract. Additionally, the Company, New Orleans Building Corporation and the City entered into a Second Amended and Restated Lease Agreement. In connection with these amendments, the Company was required to make a capital investment of at least $325 million on, or around our property, which the Company completed in October 2024 with the transformation of Harrah’s to Caesars New Orleans.
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Some of the agreements provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of December 31, 2024 and 2023, obligations related to these agreements were $421 million and $605 million, respectively, with contracts extending through 2040. These obligations are composed of various third-party agreements which have been entered into by the Company for certain of our Las Vegas and Regional properties, or our Caesars Digital segment. The agreements include leasing of event suites that are generally considered short-term leases for which the Company does not record a right of use asset or lease liability. The Company recognizes expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability was $204 million and $200 million as of December 31, 2024 and 2023, respectively, which is included in Accrued other liabilities in our Balance Sheets.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company recorded a gain of $38 million during the year ended December 31, 2022, which is included in Transaction and other costs, net in our Statements of Operations, as the proceeds received for the cost to replace damaged property is in excess of the respective carrying value of the assets. The construction of our new land-based casino, Horseshoe Lake Charles, was completed and reopened in December 2022.
Note 9. Long-Term Debt

	December 31, 2024				December 31, 2023
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Revolving Credit Facility	2028	variable	$—	$—	$—
CEI Term Loan A	2028	variable	675	673	710
CVA Revolving Credit Facility	2029	variable	—	—	—
CVA Delayed Draw Term Loan	2029	variable	295	288	—
CEI Term Loan B	2030	variable	2,056	2,021	2,432
CEI Term Loan B-1	2031	variable	2,878	2,844	—
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,982	1,978
CEI Senior Secured Notes due 2032	2032	6.50%	1,500	1,484	—
CEI Senior Secured Notes due 2025	N/A	N/A	—	—	3,374
CRC Senior Secured Notes	N/A	N/A	—	—	983
Unsecured Debt
CEI Senior Notes due 2027	2027	8.125%	546	542	1,593
CEI Senior Notes due 2029	2029	4.625%	1,200	1,190	1,188
CEI Senior Notes due 2032	2032	6.00%	1,100	1,086	—
Special Improvement District Bonds	2037	4.30%	42	42	45
Long-term notes and other payables			2	2	2
Total debt			12,294	12,154	12,305
Current portion of long-term debt			(109)	(109)	(65)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(12)	(16)
Long-term debt			$12,185	$12,033	$12,224

Unamortized discounts and deferred finance charges				$152	$150
Fair value			$12,267

Annual Estimated Debt Service Requirements
	Years Ended December 31,
(In millions)	2025	2026	2027	2028	2029	Thereafter	Total
Annual maturities of long-term debt	$109	$109	$655	$639	$1,484	$9,298	$12,294
Estimated interest payments	790	780	780	690	670	730	4,440
Total debt service obligation (a)	$899	$889	$1,435	$1,329	$2,154	$10,028	$16,734
____________________
(a)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking SOFR curve, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2024 includes the principal payments on the term loans, special improvement district bonds, and other unsecured borrowings that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.

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
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $30 million, $48 million and $139 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in interest expense.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of December 31, 2024 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
Borrowings under the CEI Revolving Credit Facility and the CEI Term Loan A bear interest, paid at least quarterly, at a rate equal to, at the Company’s option, either (a) a forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”) for the applicable interest period plus an adjustment of 0.10% per annum (the “Term SOFR Adjustment” and Term SOFR as so adjusted, “Adjusted Term SOFR”), subject to a floor of 0% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (i) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (ii) the federal funds rate plus 0.50% per annum and (iii) the one-month Term SOFR plus 1.00% per annum, plus, in the case of the CEI Revolving Credit Facility and the CEI Term Loan A only, the Term SOFR Adjustment, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Adjusted Term SOFR loan and 1.25% per annum in the case of any Base Rate loan, subject to three 0.25% step-downs based on the Company’s net total leverage ratio. In addition, on a quarterly basis, the Company is required to pay each lender under the CEI Revolving Credit Facility a commitment fee in respect of any unused commitments under the CEI Revolving Credit Facility in the amount of 0.35% per annum of the principal amount of the unused commitments of such lender, subject to three 0.05% step-downs based on the Company’s net total leverage ratio.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On February 6, 2023, the Company entered into an Incremental Assumption Agreement No. 2 pursuant to which the Company incurred a new senior secured incremental term loan in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B”) under the CEI Credit Agreement. The CEI Term Loan B requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B, as amended in May 2024 and November 2024, bear interest, paid at least quarterly, at a rate equal to, at the Company’s option, either (a) Term SOFR, subject to a floor of 0.50% or (b) the Base Rate, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Term SOFR loan and 1.25% per annum in the case of any Base Rate loan. The CEI Term Loan B was issued at a price of 99.0% of the principal amount and will mature on February 6, 2030. On June 28, 2024, the Company made a voluntary repayment of $100 million in aggregate principal amount of the CEI Term Loan B with cash on hand. Following the closing of the sale of the LINQ Promenade in December 2024, the Company utilized the proceeds from the sale, as well as cash on hand to make voluntary prepayments totaling $300 million of the outstanding principal of the CEI Term Loan B and recognized a $5 million loss on the early extinguishment of debt during the year ended December 31, 2024.
On February 6, 2024, the Company entered into an Incremental Assumption Agreement No. 3 pursuant to which the Company incurred a new senior secured incremental term loan in an aggregate principal amount of $2.9 billion (the “CEI Term Loan B-1”) under the CEI Credit Agreement. The CEI Term Loan B-1 requires quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B-1, with the balance payable at maturity. Borrowings under the CEI Term Loan B-1, as amended in November 2024, bear interest, paid at least quarterly, at a rate equal to, at the Company’s option, either (a) Term SOFR, subject to a floor of 0.50% or (b) the Base Rate, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Term SOFR loan and 1.25% per annum in the case of any Base Rate loan. The CEI Term Loan B-1 was issued at a price of 99.75% of the principal amount and will mature on February 6, 2031.
The net proceeds from the issuance of the CEI Senior Secured Notes due 2032 (defined below) and the net proceeds from the CEI Term Loan B-1, together with borrowings under the CEI Revolving Credit Facility, were used to tender, redeem, repurchase, defease, and/or satisfy and discharge any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees of both the 5.75% Senior Secured Notes due 2025 (the “CRC Senior Secured Notes”) and the 6.25% Senior Secured Notes due 2025 (the “CEI Senior Secured Notes due 2025”). As a result of these transactions, the Company recognized $48 million of loss on early extinguishment of debt during the year ended December 31, 2024.
During the year ended December 31, 2024, the Company utilized and fully repaid the CEI Revolving Credit Facility. Such activity is presented in the financing section in the Statements of Cash Flows. As of December 31, 2024, the Company had $2.1 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $84 million in outstanding letters of credit, $46 million committed for regulatory purposes and the reserves described above.
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
The CVA Delayed Draw Term Loan requires quarterly principal payments commencing on March 31, 2025. The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan are subject to a variable rate of interest based on Term SOFR plus an applicable margin. The CVA Revolving Credit Facility includes a $10 million letter of credit sub-facility. As of December 31, 2024, there was $295 million utilized under the CVA Delayed Draw Term Loan and $25 million of available borrowing capacity under the CVA Revolving Credit Facility.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
CEI Senior Secured Notes due 2025
On July 6, 2020, Colt Merger Sub, Inc. (the “Escrow Issuer”) issued $3.4 billion in aggregate principal amount of the CEI Senior Secured Notes due 2025 at 6.25% pursuant to an indenture dated July 6, 2020, by and among the Escrow Issuer, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. The CEI Senior Secured Notes due 2025 ranked equally with all existing and future first-priority lien obligations of the Company and the subsidiary guarantors. The CEI Senior Secured Notes due 2025 were scheduled to mature on July 1, 2025, with interest payable semi-annually on January 1 and July 1 of each year. On February 6, 2024, the Company fully tendered, redeemed, repurchased, defeased, and/or satisfied and discharged any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees.
CRC Senior Secured Notes due 2025
On July 6, 2020, the Escrow Issuer issued $1.0 billion in aggregate principal amount of the CRC Senior Secured Notes due 2025 at 5.75% pursuant to an indenture, dated July 6, 2020, by and among the Escrow Issuer, U.S. Bank National Association, as trustee and Credit Suisse AG, Cayman Islands Branch, as collateral agent. The CRC Senior Secured Notes ranked equally with all existing and future first priority lien obligations of CRC, CRC Finco, Inc. and the subsidiary guarantors. The CRC Senior Secured Notes were scheduled to mature on July 1, 2025, with interest payable semi-annually on January 1 and July 1 of each year. On February 16, 2024, the Company fully tendered, redeemed, repurchased, defeased, and/or satisfied and discharged any and all of the principal amounts, including accrued and unpaid interest, related expenses and fees.
CEI Senior Notes due 2027
On July 6, 2020, the Escrow Issuer issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes due 2027”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The CEI Senior Notes due 2027 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2027 will mature on July 1, 2027 with interest payable semi-annually on January 1 and July 1 of each year.
The net proceeds from the issuance of the CEI Senior Notes due 2032 (defined below) were used to redeem approximately $1.1 billion of the principal amount, including accrued and unpaid interest, related expenses and fees of the CEI Senior Notes due 2027. As a result of the early repayment, the Company recognized $31 million of loss on extinguishment of debt during the year ended December 31, 2024.
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
CEI Senior Notes due 2032
On October 17, 2024, the Company issued $1.1 billion in aggregate principal amount of 6.00% Senior Notes due 2032 (the “CEI Senior Notes due 2032”) pursuant to an indenture dated as of October 17, 2024, by and among the Company, the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee. The CEI Senior Notes due 2032 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2032 will mature on October 15, 2032, with interest payable semi-annually on April 15 and October 15 of each year, commencing April 15, 2025.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summary of Debt and Revolving Credit Facility Cash Flows from Financing Activities in 2024
(In millions)	Proceeds	Repayments (a)
CEI Revolving Credit Facility	$1,730	$1,730
CEI Term Loan A	—	37
CVA Delayed Draw Term Loan	295	—
CEI Term Loan B	—	425
CEI Term Loan B-1	2,900	22
CEI Senior Secured Notes due 2032	1,500	—
CEI Senior Secured Notes due 2025	—	3,399
CRC Senior Secured Notes	—	989
CEI Senior Notes due 2027	—	1,065
CEI Senior Notes due 2032	1,100	—
Special Improvement District Bonds	—	3
Total	$7,525	$7,670
____________________
(a)Includes contractually scheduled repayments as well as voluntary accelerated repayments.
Debt Covenant Compliance
The CEI Revolving Credit Facility, the CEI Term Loan A, the CEI Term Loan B, the CEI Term Loan B-1 and the indentures governing the CEI Senior Secured Notes due 2030, the CEI Senior Secured Notes due 2032, the CEI Senior Notes due 2027, the CEI Senior Notes due 2029 and the CEI Senior Notes due 2032 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
The CEI Revolving Credit Facility and the CEI Term Loan A include a maximum net total leverage ratio financial covenant of 6.50:1. In addition, the CEI Revolving Credit Facility and the CEI Term Loan A include a minimum fixed charge coverage ratio financial covenant of 2.0:1. From and after the repayment of the CEI Term Loan A, the financial covenants applicable to the CEI Revolving Credit Facility will be tested solely to the extent that certain testing conditions are satisfied. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt document.
As of December 31, 2024, the Company was in compliance with all of the applicable financial covenants described above.
The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan contain covenants which are standard and customary for this type of agreement, including a maximum net total leverage ratio financial covenant of 4:1 and a minimum fixed charge coverage ratio financial covenant of 1.05:1. Caesars Virginia LLC’s compliance requirements commence starting March 31, 2025.
Guarantees
The CEI Revolving Credit Facility, the CEI Term Loan A, the CEI Term Loan B, the CEI Term Loan B-1 the CEI Senior Secured Notes due 2030 and the CEI Senior Secured Notes due 2032 are guaranteed on a senior secured basis by each existing and future material wholly-owned domestic subsidiary of the Company and are secured by substantially all of the existing and future property and assets of the Company and its subsidiary guarantors (subject to certain exceptions). The CEI Senior Notes due 2027, the CEI Senior Notes due 2029 and the CEI Senior Notes due 2032 are guaranteed on a senior unsecured basis by such subsidiaries.
The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan are secured by substantially all material assets of Caesars Virginia, LLC and any newly formed wholly-owned subsidiary of Caesars Virginia, LLC. CEI does not provide a guarantee of these facilities.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Revenue Recognition
Accounting Policies
Casino Revenues
Our casino revenues consist of gaming wagers, pari-mutuel commissions, sports betting and iGaming wagers. Casino revenue represents the Company’s net win from these gaming activities, which is the difference between gaming wins and losses, not the total amount wagered. Progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of free bets, free play, matched deposits, and other similar incentives to its customers. During significant promotional periods, such as entering new jurisdictions with our Caesars Sportsbook or Caesars Racebook apps, such activity could result in negative net gaming revenue. Such periods are not long in duration as our level of investment during these promotional periods is within our discretion. Pari-mutuel commissions consist of commissions earned from thoroughbred and harness racing and importing of simulcast signals from other racetracks and are recognized at the time wagers are made. Such commissions are a designated portion of the wagering handle as determined by state racing commissions and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. The Company recognizes revenues from fees earned through the exporting of simulcast signals to other racetracks at the time wagers are made, which are recorded on a gross basis. Such fees are based upon a predetermined percentage of handle as contracted with the other racetracks.
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
The Company’s Statements of Operations presents net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below. Refer to Note 16 for additional information on the Company’s reportable segments.

	Year Ended December 31, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$1,115	$4,073	$1,085	$—	$(6)	$6,267
Food and beverage	1,141	575	—	—	—	1,716
Hotel	1,417	599	—	—	—	2,016
Other	601	292	78	274	1	1,246
Net revenues	$4,274	$5,539	$1,163	$274	$(5)	$11,245

	Year Ended December 31, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$1,212	$4,272	$886	$—	$(3)	$6,367
Food and beverage	1,152	576	—	—	—	1,728
Hotel	1,447	643	—	—	—	2,090
Other	659	287	87	307	3	1,343
Net revenues	$4,470	$5,778	$973	$307	$—	$11,528

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2022
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$1,247	$4,291	$462	$—	$(3)	$5,997
Food and beverage	1,063	533	—	—	—	1,596
Hotel	1,341	616	—	—	—	1,957
Other	636	264	86	282	3	1,271
Net revenues	$4,287	$5,704	$548	$282	$—	$10,821
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
Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. Management believes that as of December 31, 2024 and 2023, no significant concentrations of credit risk related to receivables existed.
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

Accounts Receivable, Net
	December 31,
(In millions)	2024	2023
Casino	$206	$274
Food and beverage and hotel	107	118
Other	157	216
Accounts receivable, net	$470	$608

Allowance for Doubtful Accounts
(In millions)	Contracts	Other (a)	Total
Balance as of January 1, 2022	$110	$20	$130
Provision for doubtful accounts	13	12	25
Write-offs less recoveries	(22)	(15)	(37)
Balance as of December 31, 2022	101	17	118
Provision for doubtful accounts	29	12	41
Write-offs less recoveries	(49)	(17)	(66)
Balance as of December 31, 2023	81	12	93
Provision for doubtful accounts	37	12	49
Write-offs less recoveries	(31)	(12)	(43)
Balance as of December 31, 2024	$87	$12	$99
____________________
(a)“Other” includes allowance associated with lease receivables under ASC 842. See Note 7 for further details.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contract and Contract Related Liabilities
The Company records contract or contract related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by customers,(2) Caesars Rewards player loyalty program obligations, which represent the deferred allocation of revenue relating to reward credits granted to Caesars Rewards members based on certain types of customer spend, including online and retail gaming, hotel, dining, retail shopping, and player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which primarily represents funds deposited by customers related to gaming play and advance payments received for goods and services yet to be provided (such as advance ticket sales, deposits on rooms and convention space, unpaid wagers, iGaming deposits, or future sports bets). These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within accrued other liabilities on the Company’s Balance Sheets. Liabilities expected to be recognized as revenue beyond one year of being purchased, earned, or deposited are recorded within other long-term liabilities on the Company’s Balance Sheets.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the activity related to short-term and long-term contract and contract related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2024	2023	2024	2023	2024	2023
Balance at January 1	$42	$45	$86	$87	$693	$693
Balance at December 31	47	42	79	86	549	693
Increase (decrease)	$5	$(3)	$(7)	$(1)	$(144)	$—
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
The Company’s revenues included complimentaries and loyalty point redemptions totaling $1.3 billion, $1.4 billion and $1.2 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 11. Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to Caesars by the weighted average shares outstanding during the reporting period. Diluted EPS is computed similarly to basic EPS except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and the assumed vesting of restricted share units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, that outstanding restricted share units were released and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period.
For a period in which the Company generated a net loss from continuing operations attributable to Caesars, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations during the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(In millions, except per share amounts)	2024	2023	2022
Net income (loss) from continuing operations attributable to Caesars, net of income taxes	$(278)	$786	$(513)
Discontinued operations, net of income taxes	—	—	(386)
Net income (loss) attributable to Caesars	$(278)	$786	$(899)
Shares outstanding:
Weighted average shares outstanding – basic	215	215	214
Effect of dilutive securities:
Stock-based compensation awards	—	1	—
Weighted average shares outstanding – diluted	215	216	214

Basic income (loss) per share from continuing operations	$(1.29)	$3.65	$(2.39)
Basic loss per share from discontinued operations	—	—	(1.80)
Net income (loss) per common share attributable to common stockholders – basic:	$(1.29)	$3.65	$(4.19)

Diluted income (loss) per share from continuing operations	$(1.29)	$3.64	$(2.39)
Diluted loss per share from discontinued operations	—	—	(1.80)
Net income (loss) per common share attributable to common stockholders – diluted:	$(1.29)	$3.64	$(4.19)

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS
	Years Ended December 31,
(In millions)	2024	2023	2022
Stock-based compensation awards	4	1	3
Total anti-dilutive common stock	4	1	3
Note 12. Stock-Based Compensation and Stockholders’ Equity
Stock-Based Awards
The Company maintains long-term incentive plans which allow for granting stock-based compensation awards of Company Common Stock to directors, employees, officers, and consultants or advisers who render services to the Company or its subsidiaries, including stock options, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based performance stock units (“MSUs”), stock appreciation rights, and other stock-based awards or dividend equivalents. Forfeitures are recognized in the period in which they occur.
Performance Incentive Plans
The Board of Directors (“Board”) adopted, and the Company’s stockholders approved, the 2015 Equity Incentive Plan, as amended and restated in 2019 (the “2015 Plan”), which allows for shares to be granted as part of the Company’s long-term incentive plan. On April 24, 2024, the Board approved an amendment to the 2015 Plan and the Company’s stockholders subsequently approved the adoption of the amended and restated 2015 Plan on June 11, 2024. The amendment to the 2015 Plan allows for, among other things, an increase in the number of shares available for future grants to 8 million shares, plus the number of shares available for issuance under the 2015 Plan on the date the Company’s stockholders approved the amendment. As of December 31, 2024, the Company had approximately 10 million shares available for grant under the 2015 Plan.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Total stock-based compensation expense in the accompanying Statements of Operations was $94 million, $104 million and $101 million during the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are included in Corporate expenses in the Company’s Statements of Operations.
Restricted Stock Unit Activity
During the year ended December 31, 2024, the Company granted RSUs to employees of the Company with an aggregate fair value of $88 million. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
A summary of the RSUs activity for the year ended December 31, 2024 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value (a)
Unvested outstanding as of December 31, 2023	1,922,419	$60.11
Granted (b)	2,020,005	43.77
Vested	(1,055,671)	62.64
Forfeited	(217,942)	49.06
Unvested outstanding as of December 31, 2024	2,668,811	47.64
____________________
(a)Represents the weighted-average grant date fair value of RSUs, which is the share price of our common stock on the grant date.
(b)Included are 45,800 RSUs granted to non-employee members of the Board during the year ended December 31, 2024.
Performance Stock Unit Activity
During the year ended December 31, 2024, the Company granted PSUs to employees of the Company with an aggregate fair value of $5 million as of December 31, 2024. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance conditions and terms of the underlying award agreement. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached.
A summary of the PSUs activity for the year ended December 31, 2024 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value (a)
Unvested outstanding as of December 31, 2023	328,230	$46.88
Granted	161,688	33.42
Performance Adjustment	27,314
Vested	(99,377)	41.66
Forfeited	(20,699)	39.86
Unvested outstanding as of December 31, 2024	397,156	33.42
____________________
(a)This represents the weighted-average grant date fair value for PSUs where the grant date has been achieved or the price of our common stock as of the balance sheet date for PSUs where a grant date has not been achieved.
Market-Based Stock Unit Activity
During the year ended December 31, 2024, the Company granted MSUs to employees of the Company with an aggregate fair value of $26 million. On the vesting date, recipients will receive between 0% and 200% of the granted MSUs in the form of Company Common Stock based on the achievement of specified market and service conditions. Based on the terms and conditions of the awards, the grant date fair value of the MSUs was determined using a Monte Carlo simulation model. Key assumptions for the Monte Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A summary of the MSUs activity for the year ended December 31, 2024 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value (a)
Unvested outstanding as of December 31, 2023	872,019	$85.11
Granted	435,536	58.56
Performance Adjustment	(154,420)
Vested	(18,713)	63.99
Forfeited	(38,318)	77.95
Unvested outstanding as of December 31, 2024	1,096,104	73.15
____________________
(a)Represents the grant date fair value determined using a Monte Carlo simulation model.
Stock Option Activity
There was no stock option activity during the year ended December 31, 2024.

Stock Option Exercises
	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Option Exercises:
Number of options exercised	—	88	43,384
Cash received for options exercised	$—	$—	$1
Aggregate intrinsic value of options exercised	$—	$—	$2
Unrecognized Compensation Cost
As of December 31, 2024, the Company had $105 million of unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 1.8 years.
Accumulated Other Comprehensive Income
The changes in AOCI by component, net of tax, for the periods through December 31, 2024 and 2023 are shown below.

Changes in AOCI by component, net of tax
(In millions)	Unrealized Net Gains on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2022	$94	$(1)	$(1)	$92
Other comprehensive income before reclassifications	—	1	4	5
Total other comprehensive income, net of tax	—	1	4	5
Balances as of December 31, 2023	$94	$—	$3	$97
Other comprehensive loss before reclassifications	—	—	(1)	(1)
Total other comprehensive loss, net of tax	—	—	(1)	(1)
Balances as of December 31, 2024	$94	$—	$2	$96
Share Repurchase Program
On November 8, 2018, the Company announced that its Board of Directors authorized a $150 million common stock repurchase program (the “2018 Share Repurchase Program”). For the year ended December 31, 2024, the Company acquired 3,872,478 shares of common stock under the 2018 Share Repurchase Program at an aggregate value of $141 million, excluding any applicable excise taxes, and an average of $36.38 per share. In connection with these repurchases, including repurchases of $9 million in 2018, the 2018 Share Repurchase Program was completed and all shares repurchased under the 2018 Share Repurchase Program were retired.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On October 2, 2024, the Company announced that its Board of Directors authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. As of December 31, 2024, the Company has acquired 1,262,990 shares of common stock under the 2024 Share Repurchase Program at an aggregate value of $50 million, excluding any applicable excise taxes, and an average of $39.59 per share. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that the Company is required to repurchase under the 2024 Share Repurchase Program. All share repurchases under the 2024 Share Repurchase Program are retired upon repurchase.
No shares were repurchased during the years ended December 31, 2023 or 2022.
Shares Held in Escrow
In connection with the settlement of convertible notes during 2021, the Company issued approximately 139 thousand shares of common stock, at a fair value of approximately $14 million. The shares were contributed to, and held in, an escrow trust which was recorded within Treasury stock. During the year ended December 31, 2024, the shares were released from escrow and returned to the Company following an update to the estimated disputed claims liability.
Note 13. Employee Benefit Plans
401(k) Plans
The Company offers a 401(k) plan to substantially all employees who are not covered by collective bargaining agreements, who meet certain eligibility requirements, namely terms of service. Under the 401(k) plan, the Company matches contributions equal to 50% of the first 6% as outlined per plan documents.
The Company’s matching contribution expense totaled $31 million, $29 million and $29 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Defined-Benefit Plans
Scioto Downs sponsors a noncontributory defined-benefit plan covering all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. As of December 31, 2024, the fair value of the plan assets and benefit obligation was $1 million. We did not make cash contributions to the pension plan during 2024, 2023 and 2022.
In addition, the Company also sponsors a defined-benefit plan for certain Tropicana Atlantic City employees under a Variable Annuity Pension Plan. As of December 31, 2024, the fair value of the plan assets was $29 million and benefit obligations totaled $19 million. Contributions to the plan were $2 million for each of the years ended December 31, 2024, 2023 and 2022, respectively.
Deferred Compensation Plans
CEI assumed two active deferred compensation plans, the Caesars Entertainment Corporation Executive Supplemental Savings Plan III (“ESSP III”) and the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan. These plans are unfunded, non-qualified deferred compensation plans. Payment obligations pursuant to the plans are unsecured general obligations of the Company and affiliates of the Company employing participants in the ESSP III. The liability as of December 31, 2024 and 2023 was $6 million and $5 million, respectively, which was recorded in Other long-term liabilities in the Balance Sheets.
As of December 31, 2024, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under: (i) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, (ii) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, (iii) the Park Place Entertainment Corporation Executive Deferred Compensation Plan, (iv) the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and (v) the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (collectively, the “existing deferred compensation plans”). These plans are deferred compensation plans that allowed certain employees an opportunity to save for retirement and other purposes. Each of the plans are now frozen and no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts. The total liability recorded in Other long-term liabilities in the Balance Sheets for these plans was $30 million and $31 million as of December 31, 2024 and 2023, respectively.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Trust Assets
CEI is a party to a trust agreement (the “Trust Agreement”) and an escrow agreement with respect to all five of the existing deferred compensation plans (the “Escrow Agreement”), each structured as a so-called “rabbi trust” arrangement, which holds assets that may be used to satisfy obligations under the existing deferred compensation plans above. Amounts held pursuant to the Trust Agreement and the Escrow Agreement were $53 million and $67 million, as of December 31, 2024 and 2023, respectively, and have been reflected within Other long-term assets, net in the Balance Sheets.
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

Multi-employer Pension Plan Participation
		Pension Protection Act Zone Status (a)		Contributions (In millions)
Pension Fund	EIN/Pension Plan Number	2024	FIP/RP Status (b)	2024	2023	2022	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (c)
Southern Nevada Culinary and Bartenders Pension Plan (d)	88-6016617/001	Green	No	$27	$26	$24	No	September 30, 2028
Legacy Plan of the UNITE HERE Retirement Fund (d)(e)	82-0994119/001	Red	Yes	11	10	9	No	Various up to September 30, 2027
Central Pension Fund of the IUOE & Participating Employers	36-6052390/001	Green	No	7	7	7	N/A	March 31, 2029
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	No	7	7	6	N/A	August 31, 2029
Painters IUPAT	52-6073909/001	Red	Yes	1	1	1	No	June 30, 2026
Other Funds				4	4	3
Total Contributions				$57	$55	$50
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
(d)The Company provided more than 5% of the total contributions for the plan year ended December 31, 2023 and as of the date the financial statements were issued, Forms 5500 were not available for the 2024 plan year.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 14. Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2024, 2023 and 2022 are presented below.

Components of Income (Loss) Before Income Taxes	Years Ended December 31,
(In millions)	2024	2023	2022
United States	$(150)	$(90)	$(590)
Outside of the U.S.	26	30	25
	$(124)	$(60)	$(565)

Income Tax Provision (Benefit) from Continuing Operations	Years Ended December 31,
(In millions)	2024	2023	2022
United States
Current
Federal	$38	$—	$—
State & Local	27	23	7
Deferred
Federal	36	(754)	(57)
State & Local	(23)	(166)	2
Outside of the U.S.
Current	10	9	7
Deferred	(1)	—	—
	$87	$(888)	$(41)
The following is an allocation of the total income tax provision (benefit) for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(In millions)	2024	2023	2022
Income tax provision (benefit) applicable to:
Income from continuing operations	$87	$(888)	$(41)
Discontinued operations	—	—	(50)
Additional paid-in capital	—	(12)	—
Other comprehensive income	—	1	(30)
The following is a reconciliation of the statutory federal income tax of 21% to the Company’s reported income tax provision (benefit) for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(In millions)	2024	2023	2022
Federal statutory income tax provision (benefit)	$(26)	$(13)	$(118)
State and local income tax provision (benefit)	(16)	(13)	1
Nondeductible compensation and benefits	17	16	13
Goodwill impairment and write offs	53	3	3
Increase (decrease) in uncertain tax positions	1	—	(1)
Change in tax rates from change in tax law before valuation allowance	38	25	86
Foreign taxes	1	3	6
Deferred tax adjustment related to William Hill acquisition	—	—	30
Minority interests	(14)	(9)	3
Valuation allowance	36	(889)	(55)
Tax credits	(10)	(14)	(10)
Other	7	3	1
Reported income tax provision (benefit)	$87	$(888)	$(41)

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred taxes at December 31, 2024 and 2023 are as follows:

	As of December 31,
(In millions)	2024	2023
Deferred tax assets:
Loss carryforwards	$391	$569
Excess business interest expense	499	399
Credit carryforwards	39	141
Financing obligation	2,673	2,644
Long-term lease obligation	202	208
Other	237	233
	4,041	4,194
Deferred tax liabilities:
Identified intangibles	(677)	(759)
Fixed assets	(2,214)	(2,295)
Right-of-use assets	(168)	(174)
Other	(94)	(101)
	(3,153)	(3,329)
Valuation allowance	(956)	(920)
Net deferred tax liabilities	$(68)	$(55)
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
As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $52 million and $9.1 billion, respectively, and federal general business tax credit and research tax credit carryforwards of $89 million, which will expire on various dates as follows:

Year of Expiration	Net Operating Losses		Tax Credits
(In millions)	Federal	States	Federal
2025-2029	$—	$955	$—
2030-2034	33	2,571	—
2035-2044	—	3,173	89
Do not expire	19	2,391	—
	$52	$9,090	$89
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reconciliation of Unrecognized Tax Benefits	Years Ended December 31,
(In millions)	2024	2023	2022
Balance as of beginning of year	$124	$128	$157
Sale of William Hill International	—	—	(24)
Additions based on tax positions related to the current year	—	—	3
Additions for tax positions of prior years	1	1	1
Reductions for tax positions for prior years	(9)	(5)	(8)
Expiration of statutes	—	—	(1)
Balance as of end of year	$116	$124	$128
We classify reserves for tax uncertainties within Other long-term liabilities in our Balance Sheets, separate from any related income tax payable, deferred tax asset, or deferred tax liability. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
We accrue interest and penalties related to unrecognized tax benefits in income tax expense. During 2024, we decreased our unrecognized tax benefits by $8 million, primarily due to a reduction in the Louisiana state tax rate due to a change in tax law. During 2023, we decreased our unrecognized tax benefits by $4 million, primarily due to the noncash settlement of a state audit. During 2022, we decreased our unrecognized tax benefits by $29 million, primarily due to the sale of William Hill International. There was an accrual for the payment of interest and penalties of $1 million as of December 31, 2024 and no accrual for the payment of interest and penalties as of December 31, 2023. Included in the balances of unrecognized tax benefits as of December 31, 2024 and December 31, 2023 was $106 million and $112 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
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
The Company, including its subsidiaries, files tax returns with federal, state and foreign jurisdictions. The Company does not have tax sharing agreements with the other members within the consolidated group. With few exceptions, the Company is no longer subject to US federal or state and local tax assessments by tax authorities for years before 2021. We believe that it is reasonably possible that the unrecognized tax benefits liability will not materially change within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.
Note 15. Related Party and Affiliate Transactions
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Resort Casino Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) (the “CSY Lease”). CSY is a general partnership in which a trust has an approximate 27% interest. The Company’s Executive Chairman of the Board, Gary L. Carano, and his siblings are direct or indirect beneficiaries of the trust. The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations of 1 to 2 percent through the term of the lease. Commensurate with its interest, the trust receives directly from the Company approximately 27% of the rent paid by the Company. As of December 31, 2024 and 2023 there were no amounts due to or from CSY.
CVA Holdco, LLC
In May 2023, the Company entered into a joint venture, CVA Holdco, LLC, with EBCI and an additional minority partner, to construct, own and operate a gaming facility in Danville, Virginia (“Caesars Virginia”). Caesars Virginia opened in a temporary facility on May 15, 2023 followed by the completion of construction and opening of the permanent facility on December 17, 2024. As the managing member, the Company operates the business and has managed the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. The Company holds a 50.0% variable interest in the joint venture and is the primary beneficiary; as such, the joint venture’s operations are included in the Financial Statements, with a minority interest recorded reflecting the operations attributed to the other partner. The

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company participates ratably, based on ownership percentage, with the partners in the profits and losses of the joint venture. During the year ended December 31, 2024, the Company made distributions totaling $16 million to the partners.
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

Investment in Pompano Joint Venture
(In millions)
Balance as of January 1, 2023	$80
Contributions	3
Equity in earnings	64
Balance as of December 31, 2023	147
Distributions	(39)
Equity in earnings	11
Balance as of December 31, 2024	$119
Note 16. Segment Information
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company’s principal operating activities occur in four reportable segments. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars: (1) Las Vegas, (2) Regional, (3) Caesars Digital, and (4) Managed and Branded, in addition to Corporate and Other. See table below for a summary of these segments. Also, see Note 3, Note 4 and Note 5 for a discussion of the impairment of intangibles and long-lived assets related to certain segments.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of December 31, 2024:

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
___________________
(a)Temporary gaming facility opened on May 15, 2023. The construction of the permanent facility of Caesars Virginia was complete and opened on December 17, 2024.
(b)Temporary gaming facility was open from June 12, 2023 through March 20, 2024, closing in anticipation of the permanent facility which opened on May 17, 2024, following weeks of construction disruption due to weather.
Certain of our properties operate off-track betting locations, including Harrah’s Hoosier Park Racing & Casino, which operates Winner’s Circle Indianapolis and Winner’s Circle New Haven, and Horseshoe Indianapolis, which operates Winner’s Circle Clarksville. On December 12, 2024, we sold the LINQ Promenade, which is an open-air dining, entertainment, and retail promenade next to The LINQ Hotel & Casino (the “LINQ”). We continue to operate the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction, located on the east side of the Las Vegas Strip next to the LINQ. The CAESARS FORUM is a 550,000 square feet conference center with 300,000 square feet of flexible meeting space, two of the largest pillarless ballrooms in the world and direct access to the LINQ. We also opened our first non-gaming hotel experience in the United States on March 6, 2024 at Caesars Republic Scottsdale featuring approximately 270 hotel rooms, approximately 20,000 square feet of event space and hotel amenities including, pools, bars, lounges, and celebrity partnered restaurants.
Corporate and Other includes certain unallocated corporate overhead costs and other adjustments, including eliminations of transactions among segments, to reconcile to the Company’s consolidated results.
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses segment performance by using Adjusted EBITDA, which is defined and reconciled to net income (loss) below.
The CODM uses Adjusted EBITDA during the annual budgeting process and evaluates budget-to-actual variances on a regular basis to make decisions about the allocation of operating and capital resources. Annual incentive awards have historically been based on the achievement of Adjusted EBITDA as a primary metric as the Company believes it most accurately reflects our results and represents a key metric in our industry.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other.

	Years Ended December 31,
(In millions)	2024	2023	2022
Las Vegas:
Net revenues	$4,274	$4,470	$4,287
Adjusted EBITDA	1,907	2,016	1,964
Regional:
Net revenues	5,539	5,778	5,704
Adjusted EBITDA	1,810	1,962	1,985
Caesars Digital:
Net revenues	1,163	973	548
Adjusted EBITDA	117	38	(666)
Managed and Branded:
Net revenues	274	307	282
Adjusted EBITDA	71	76	84
Corporate and Other:
Net revenues	(5)	—	—
Adjusted EBITDA	(166)	(154)	(124)
Disaggregation of Certain Significant Expenses by Segment

	Year Ended December 31, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$4,274	$5,539	$1,163	$274	$(5)	$11,245

Gaming taxes	(129)	(1,202)	(303)	—	—
Labor expense	(1,177)	(1,144)	—	—	—

Other segment expenses (b)	(1,061)	(1,383)	(743)	(203)	(161)

Adjusted EBITDA	$1,907	$1,810	$117	$71	$(166)	$3,739

	Year Ended December 31, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$4,470	$5,778	$973	$307	$—	$11,528

Gaming taxes	(139)	(1,269)	(245)	—	—
Labor expense (a)	(1,175)	(1,154)	—	—	—

Other segment expenses (b)	(1,140)	(1,393)	(690)	(231)	(154)

Adjusted EBITDA	$2,016	$1,962	$38	$76	$(154)	$3,938

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2022
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$4,287	$5,704	$548	$282	$—	$10,821

Gaming taxes	(137)	(1,268)	(239)	—	—
Labor expense (a)	(1,091)	(1,088)	—	—	—

Other segment expenses (b)	(1,095)	(1,363)	(975)	(198)	(124)

Adjusted EBITDA	$1,964	$1,985	$(666)	$84	$(124)	$3,243
____________________
(a)Labor expense for the Las Vegas segment includes $49 million and $65 million for the years ended December 31, 2023 and 2022, respectively, related to Rio-All Suite Hotel & Casino which was divested at the end of the third quarter of 2023.
(b)The ‘Other segment expenses’ category for each of our reportable segments primarily includes:
•Las Vegas and Regional Segments - Cost of sales associated with food, beverage and retail offerings; commission fees, talent fees and ticketing expenses associated with entertainment offerings; utility costs; costs of supplies; repairs and maintenance charges; professional fees; marketing and advertising expenses; software and licensing expenses; rental costs; and insurance expense.
•Caesars Digital - Labor costs directly associated with the operation and maintenance of the digital platforms; professional fees; marketing and advertising expenses; and software and licenses expenses.
•Managed and Branded - Reimbursable expenses which are primarily payroll costs associated with our managed properties.
•Corporate and Other - Unallocated corporate payroll and overhead costs.
Reconciliation of Net Income (Loss) Attributable to Caesars to Adjusted EBITDA by Segment
Adjusted EBITDA is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less certain operating expenses and is composed of net income (loss) before (i) interest income and interest expense, net of interest capitalized, (ii) income tax (benefit) provision, (iii) depreciation and amortization, and (iv) certain items that we do not consider indicative of our ongoing operating performance at an operating property level.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
(In millions)	2024	2023	2022
Net income (loss) attributable to Caesars	$(278)	$786	$(899)
Net income (loss) attributable to noncontrolling interests	67	42	(11)
Net loss from discontinued operations	—	—	386
(Benefit) provision for income taxes (a)	87	(888)	(41)
Other income (b)	(27)	(10)	(46)
Loss on extinguishment of debt	89	200	85
Interest expense, net	2,366	2,342	2,265
Depreciation and amortization	1,324	1,261	1,205
Impairment charges (c)	302	95	108
Transaction costs and other, net (d)	(285)	6	90
Stock-based compensation expense	94	104	101
Adjusted EBITDA	$3,739	$3,938	$3,243

Adjusted EBITDA by Segment:
Las Vegas	$1,907	$2,016	$1,964
Regional	1,810	1,962	1,985
Caesars Digital	117	38	(666)
Managed and Branded	71	76	84
Corporate and Other	(166)	(154)	(124)
____________________
(a)Benefit for income taxes for the year ended December 31, 2023 includes the release of $940 million of valuation allowance against deferred tax assets.
(b)Other income for the year ended December 31, 2024 primarily represents a change in estimate of our disputed claims liability.
(c)Impairment charges for the year ended December 31, 2024 include impairments within our Regional segment as a result of a decrease in projected future cash flows at certain properties primarily due to localized competition and an impairment to a trademark due to the performance of our smallest brand in the Las Vegas segment.
(d)Transaction costs and other, net primarily includes non-cash losses on the write down and disposal of assets, gains from the sales of the WSOP trademark and the LINQ Promenade, insurance proceeds from property damage, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with new property openings and expansion projects at existing properties, and non-cash changes in equity method investments.

Capital Expenditures, Net - By Segment
	Years Ended December 31,
(In millions)	2024	2023	2022
Las Vegas	$253	$257	$165
Regional	878	839	597
Caesars Digital	107	100	106
Corporate and Other	58	68	84
Total	$1,296	$1,264	$952

Total Assets - By Segment
	December 31,
(In millions)	2024	2023
Las Vegas	$25,040	$24,230
Regional	15,664	15,291
Caesars Digital	1,262	1,095
Managed and Branded	282	224
Corporate and Other (a)	(9,658)	(7,474)
Total	$32,590	$33,366
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2024. Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures required by Rules 13a-15(e) and 15d-15(e) were effective as of December 31, 2024, at a reasonable assurance level.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated and assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K Annual Report based upon the framework set forth in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation and assessment, they concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2024, which follows below.
Changes in Internal Control Over Financial Reporting
As of December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Caesars Entertainment, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Caesars Entertainment, Inc., and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 25, 2025

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
For the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than April 30, 2025, pursuant to Regulation 14A under the Securities Act.
We have adopted a code of ethics and business conduct applicable to all directors and employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The code of ethics and business conduct is posted on our website, http://www.caesars.com/corporate (accessible through the “Governance” caption of the Investors page) and a printed copy will be delivered on request by writing to the Corporate Secretary at Caesars Entertainment, Inc., c/o Corporate Secretary, 100 West Liberty Street, 12th Floor, Reno, NV 89501. We intend to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of business conduct and ethics by posting such information on our website.
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to our directors, officers, employees and other individuals associated with us. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11.    Executive Compensation
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2025, pursuant to Regulation 14A under the Securities Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2025, pursuant to Regulation 14A under the Securities Act, and is incorporated herein by reference.
Equity Compensation Plan Information
We maintain long-term incentive plans which allow for granting stock-based compensation awards for directors, employees, officers, and consultants or advisers who render services to the Company or its subsidiaries, based on Company Common Stock, including stock options, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based performance stock units (“MSUs”), stock appreciation rights, and other stock-based awards or dividend equivalents. Forfeitures are recorded in the period in which they occur. See Note 12 for a description of our stock-based compensation plans.
The following table sets forth information as of December 31, 2024, with respect to compensation plans under which equity securities that we have authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,162,071	$—	10,085,318
___________________
(1)Includes unvested RSUs, PSUs, and MSUs only, there were no outstanding options as of December 31, 2024.
(2)RSUs, PSUs, and MSUs do not have an exercise price.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2025, pursuant to Regulation 14A under the Securities Act.

Item 14.    Principal Accounting Fees and Services
The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated herein by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2025, pursuant to Regulation 14A under the Securities Act.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(i) Financial Statements
Included in Part II (Item 8) of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
We have omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.
(a)(ii) Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

2.1	Agreement and Plan of Merger, dated as of June 24, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	Previously filed on Form 8-K filed on June 25, 2019.

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	Previously filed on Form 8-K filed on August 16, 2019.

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on June 16, 2023.

3.2	Amended and Restated Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on August 1, 2022.

4.1	Description of Capital Stock	Filed herewith.

4.2	Indenture (8.125% CEI Senior Notes due 2027) dated as of July 6, 2020, by and between Colt Merger Sub, Inc. and U.S. Bank National Association, as trustee.	Previously filed on Form 8-K filed on July 7, 2020.

4.3
First Supplemental Indenture, dated as of July 20, 2020, to Indenture (8.125% CEI Senior Notes due 2027), dated as of July 6, 2020, by and among Colt Merger Sub, Inc., Eldorado Resorts, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.
Previously filed on Form 8-K filed on July 21, 2020.

4.4
Second Supplemental Indenture, dated as of June 4, 2021, to Indenture (8.125% CEI Senior Notes due 2027), dated as of July 6, 2020, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.
Previously filed on Form 10-K filed on February 22, 2023.

4.5
Third Supplemental Indenture, dated as of November 3, 2023, to Indenture (8.125% CEI Senior Notes due 2027), dated as of July 6, 2020, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.
Previously filed on Form 10-K filed on February 20, 2024.

4.6
Fourth Supplemental Indenture, dated as of August 23, 2024, to Indenture (8.125% CEI Senior Notes due 2027), dated as of July 6, 2020, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.
Filed herewith.

4.7	Indenture (4.625% CEI Senior Notes due 2029), dated as of September 24, 2021, by and between Caesars Entertainment, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.	Previously filed on Form 8-K filed on September 27, 2021.

4.8
First Supplemental Indenture, dated as of October 4, 2022, to Indenture (4.625% CEI Senior Notes due 2029), by and among Caesars Entertainment, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.
Previously filed on Form 8-K filed on October 5, 2022.

4.9
Second Supplemental Indenture, dated as of November 3, 2023, to Indenture (4.625% CEI Senior Notes due 2029), by and among Caesars Entertainment, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.
Previously filed on Form 10-K filed on February 20, 2024.

4.10
Third Supplemental Indenture, dated as of August 23, 2024, to Indenture (4.625% CEI Senior Notes due 2029), by and among Caesars Entertainment, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.
Filed herewith.

4.11
Indenture (7.00% Senior Secured Notes due 2030), dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent.
Previously filed on Form 8-K filed on February 6, 2023.

4.12
First Supplemental Indenture (7.00% CEI Senior Secured Notes due 2030), dated as of March 24, 2023, to Indenture, dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Previously filed on Form 10-Q filed on May 3, 2023.

4.13
Second Supplemental Indenture (7.00% CEI Senior Secured Notes due 2030), dated as of November 3, 2023, to Indenture, dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Previously filed on Form 10-K filed on February 20, 2024.

4.14
Third Supplemental Indenture (7.00% CEI Senior Secured Notes due 2030), dated as of August 23, 2024, to Indenture, dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Filed herewith.

4.15
Indenture (6.50% CEI Senior Secured Notes due 2032), dated as of February 6, 2024, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Previously filed on Form 8-K filed on February 7, 2024.

Exhibit Number	Description of Exhibit	Method of Filing

4.16
First Supplemental Indenture (6.50% CEI Senior Secured Notes due 2032), dated as of March 1, 2024, to Indenture, dated as of February 6, 2024, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Previously filed on Form 10-Q filed on April 30, 2024.

4.17
Second Supplemental Indenture (6.50% CEI Senior Secured Notes due 2032), dated as of August 23, 2024, to Indenture, dated as of February 6, 2024, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Filed herewith.

4.18
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
Previously filed on Form 8-K filed on July 21, 2020.

10.8**	Sixth Amendment to Lease, dated as of September 30, 2020, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q filed on November 9, 2020.

10.9	Seventh Amendment to Lease, dated as of November 18, 2020, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-K on March 1, 2021.

10.10	Eighth Amendment to Lease, dated as of September 3, 2021, by and among the entities listed on Schedule A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q on November 5, 2021.

10.11	Ninth Amendment to Lease, dated as of November 1, 2021, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-K filed on February 24, 2022.

10.12	Tenth Amendment to Lease (Regional), dated as of December 30, 2021, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-K filed on February 24, 2022.

10.13	Eleventh Amendment to Lease, dated as of August 25, 2022, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q filed on November 2, 2022.

10.14	Twelfth Amendment to Lease, dated as of April 7, 2023, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q filed on May 3, 2023.

Exhibit Number	Description of Exhibit	Method of Filing
10.15	Guaranty of Lease, dated as of July 20, 2020, by and among Eldorado Resorts, Inc. and the entities listed on Schedule A thereto (Regional).	Previously filed on Form 8-K filed on July 21, 2020.

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
Previously filed on Form 8-K filed on October 5, 2022.

10.33	Fourth Amendment to Credit Agreement, dated as of May 9, 2024, by and among Caesars Entertainment, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed on Form 8-K filed on May 9, 2024.

10.34	Fifth Amendment to Credit Agreement, dated as of November 25, 2024, by and among Caesars Entertainment, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed on Form 8-K filed on November 25, 2024.

Exhibit Number	Description of Exhibit	Method of Filing
10.35*
Incremental Assumption Agreement No. 2, dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on February 6, 2023.

10.36*
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
Previously filed on Form 8-K/A filed by Caesars Holdings, Inc. on April 14, 2020.

10.40†	Caesars Entertainment Corporation Executive Supplemental Savings Plan III.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on December 13, 2018.

10.41†	Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on December 13, 2018.

10.42†	Caesars Entertainment, Inc. Second Amended and Restated 2015 Equity Incentive Plan	Previously filed on Form 8-K filed on June 14, 2024.

10.43†	Form of Director Indemnification Agreement.	Previously filed on Form 10-Q filed on November 9, 2020.

10.44†	Form of Director Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan.	Filed herewith

10.45†	Form of Restricted Stock Unit Award Agreement (Time-Based) pursuant to the Amended & Restated 2015 Equity Incentive Plan.	Filed herewith

10.46†	Form of Restricted Stock Unit Award Agreement Performance-Based (EBITDA) pursuant to the Amended & Restated 2015 Equity Incentive Plan.	Filed herewith

10.47†	Form of Restricted Stock Unit Award Agreement Performance-Based (TSR) pursuant to the Amended & Restated 2015 Equity Incentive Plan.	Filed herewith

10.48†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Bret Yunker.	Previously filed on Form 10-Q filed on November 2, 2022.

10.49†	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Bret Yunker.	Previously filed on Form 10-Q filed on April 30, 2024.

10.50†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Stephanie Lepori.	Filed herewith

10.51†	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Stephanie Lepori.	Previously filed on Form 10-Q filed on April 30, 2024.

10.52†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Thomas Reeg.	Previously filed on Form 10-Q filed on November 2, 2022.

10.53†	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Thomas Reeg.	Previously filed on Form 10-Q filed on April 30, 2024.

10.54†	Restricted Stock Unit Award Agreement by and between Caesars Entertainment, Inc. and Thomas R. Reeg dated February 25, 2022.	Previously filed on Form 8-K filed on March 1, 2022.

10.55†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Anthony Carano.	Previously filed on Form 10-Q filed on November 2, 2022.

Exhibit Number	Description of Exhibit	Method of Filing
10.56†	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Anthony Carano.	Previously filed on Form 10-Q filed on April 30, 2024.

10.57†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Edmund L. Quatmann, Jr.	Previously filed on Form 10-Q filed on November 2, 2022.

10.58†	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Edmund L. Quatmann, Jr.	Previously filed on Form 10-Q filed on April 30, 2024.

10.59
Amended and Restated Omnibus Amendment to Leases, dated as of October 27, 2020, by and among the entities listed on Schedule A attached thereto CPLV Property Owner LLC, Claudine Propco LLC, Harrah’s Joliet Landco LLC, CEOC, LLC, the entities listed on Schedule B attached thereto, Desert Palace LLC, Harrah’s Las Vegas, LLC, Des Plaines Development Limited Partnership and Propco TRS LLC.
Previously filed on Form 10-Q filed on November 9, 2020.

10.60	Third Amended and Restated Master Lease, dated as of November 13, 2023, by and among Tropicana Entertainment, Inc., IOC Black Hawk County, Inc., Isle of Capri Bettendorf, L.C. and GLP Capital L.P.	Previously filed on Form 10-K filed on February 20, 2024.

14.1	Code of Ethics and Business Conduct	Filed herewith.

19.1	Policy on Insider Information and Insider Trading	Filed herewith.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed herewith.

99.1	Gaming and Regulatory Overview	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.
______________________

†	Denotes a management contract or compensatory plan or arrangement.
*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) not material and (ii) could be competitively harmful if publicly disclosed.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

	By:	/s/ Thomas R. Reeg
Dated: February 25, 2025		Thomas R. Reeg Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Reeg	Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2025
Thomas R. Reeg

/s/ Bret Yunker	Chief Financial Officer (Principal Financial Officer)	February 25, 2025
Bret Yunker

/s/ Stephanie D. Lepori	Chief Administrative and Accounting Officer (Principal Accounting Officer)	February 25, 2025
Stephanie D. Lepori

/s/ Gary L. Carano	Executive Chairman of the Board	February 25, 2025
Gary L. Carano

/s/ Bonnie Biumi	Director	February 25, 2025
Bonnie Biumi

/s/ Jan Jones Blackhurst	Director	February 25, 2025
Jan Jones Blackhurst

/s/ Frank J. Fahrenkopf Jr.	Director	February 25, 2025
Frank J. Fahrenkopf Jr.

/s/ Kim Harris Jones	Director	February 25, 2025
Kim Harris Jones

/s/ Don Kornstein	Director	February 25, 2025
Don Kornstein

/s/ Courtney Mather	Director	February 25, 2025
Courtney Mather

/s/ Michael E. Pegram	Director	February 25, 2025
Michael E. Pegram

/s/ David P. Tomick	Director	February 25, 2025
David P. Tomick