Form 10-Q
period 2025-03-31
Caesars Entertainment, Inc.
filed 2025-04-29
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of April 24, 2025 was 207,968,119.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$884	$866
Restricted cash	102	95
Accounts receivable, net	440	470
Inventories	43	45
Prepayments and other current assets	317	271
Total current assets	1,786	1,747
Investments in and advances to unconsolidated affiliates	109	131
Property and equipment, net	14,666	14,812
Goodwill	10,601	10,601
Intangible assets other than goodwill	4,100	4,133
Deferred tax asset	65	62
Other long-term assets, net	1,071	1,104
Total assets	$32,398	$32,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$246	$296
Accrued interest	234	242
Accrued other liabilities	1,548	1,625
Current portion of long-term debt	110	109
Total current liabilities	2,138	2,272
Long-term financing obligations	12,934	12,899
Long-term debt	12,046	12,033
Deferred tax liability	126	130
Other long-term liabilities	875	880
Total liabilities	28,119	28,214
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	4,053	4,157
Noncontrolling interests	226	219
Total stockholders’ equity	4,279	4,376
Total liabilities and stockholders’ equity	$32,398	$32,590
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
NET REVENUES:
Casino	$1,594	$1,535
Food and beverage	435	422
Hotel	482	493
Other	283	292
Net revenues	2,794	2,742
OPERATING EXPENSES:
Casino	861	852
Food and beverage	275	263
Hotel	151	137
Other	95	94
General and administrative	483	500
Corporate	82	78
Depreciation and amortization	357	327
Transaction and other costs, net	2	6
Total operating expenses	2,306	2,257
Operating income	488	485
OTHER EXPENSE:
Interest expense, net	(574)	(590)
Loss on extinguishment of debt	—	(48)
Other income (loss)	(1)	26
Total other expense	(575)	(612)
Loss before income taxes	(87)	(127)
Provision for income taxes	(11)	(15)
Net loss	(98)	(142)
Net income attributable to noncontrolling interests	(17)	(16)
Net loss attributable to Caesars	$(115)	$(158)

Net loss per share - basic and diluted:
Basic loss per share	$(0.54)	$(0.73)
Diluted loss per share	$(0.54)	$(0.73)
Weighted average basic shares outstanding	212	216
Weighted average diluted shares outstanding	212	216
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2025	2024
Net loss	$(98)	$(142)
Other	—	(1)
Other comprehensive loss, net of tax	—	(1)
Comprehensive loss	(98)	(143)
Comprehensive income attributable to noncontrolling interests	(17)	(16)
Comprehensive loss attributable to Caesars	$(115)	$(159)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2024	—	$—	211	$—	$6,862	$(2,801)	$96	$—	$219	$4,376
Stock-based compensation	—	—	1	—	26	—	—	—	—	26
Net income (loss)	—	—	—	—	—	(115)	—	—	17	(98)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(15)	—	—	—	—	(15)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(10)	(10)
Balance, March 31, 2025	—	$—	212	$—	$6,873	$(2,916)	$96	$—	$226	$4,279

Balance, December 31, 2023	—	$—	216	$—	$7,001	$(2,523)	$97	$(23)	$168	$4,720
Stock-based compensation	—	—	—	—	25	—	—	—	—	25
Net income (loss)	—	—	—	—	—	(158)	—	—	16	(142)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	—	—	(1)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(14)	—	—	—	—	(14)
Balance, March 31, 2024	—	$—	216	$—	$7,012	$(2,681)	$96	$(23)	$184	$4,588
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(98)	$(142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	357	327
Amortization of deferred financing costs and discounts	44	45
Provision for doubtful accounts	13	10
Loss on extinguishment of debt	—	48
Non-cash lease amortization	6	7
(Gain) loss on investments	1	(1)
Stock compensation expense	26	25
Loss on sale and disposal of property and equipment	1	1
Deferred income taxes	11	15
Other non-cash adjustments to net loss	(1)	(25)
Change in operating assets and liabilities:
Accounts receivable	20	47
Prepaid expenses and other assets	(49)	(27)
Income taxes receivable and payable, net	—	(3)
Accounts payable, accrued expenses and other liabilities	(113)	(247)
Net cash provided by operating activities	218	80

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(223)	(264)
Distribution from unconsolidated affiliate	23	—
Other	(6)	—
Net cash used in investing activities	(206)	(264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	315	4,825
Repayments of long-term debt and revolving credit facilities	(307)	(4,828)
Financing obligation payments	(2)	—
Debt issuance and extinguishment costs	—	(77)
Distributions to noncontrolling interest owners	(10)	—
Taxes paid related to net share settlement of equity awards	(15)	(14)
Net cash used in financing activities	(19)	(94)

Decrease in cash, cash equivalents and restricted cash	(7)	(278)
Cash, cash equivalents and restricted cash, beginning of period	1,016	1,143
Cash, cash equivalents and restricted cash, end of period	$1,009	$865

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$884	$726
Restricted cash	102	126
Restricted and escrow cash included in other long-term assets, net	23	13
Total cash, cash equivalents and restricted cash	$1,009	$865

	Three Months Ended March 31,
(In millions)	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid for debt	$210	$327
Cash interest paid for rent related to financing obligations	336	330
Income taxes paid, net	—	3
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	130	245
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
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2024 Annual Report.
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
Description of Business
The Company owns, leases, brands or manages an aggregate of 53 domestic properties in 18 states with approximately 51,300 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 45,900 hotel rooms as of March 31, 2025. In addition, the Company has other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its gaming operations, which includes retail and online sports betting and online gaming. Additionally, the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and online sports betting, iGaming, horse racing and online poker are included under the Caesars Digital segment. The Company operates retail and online sports wagering in 32 jurisdictions in North America, 26 of which offer online sports betting, and operates iGaming in five jurisdictions in North America as of March 31, 2025. The Company operates the Caesars Sportsbook app, the Caesars Racebook app, the Caesars Palace Online Casino app and the Horseshoe Online Casino app which initially launched in October 2024. The Company also expects to continue to grow its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and iGaming.
Divestiture
The Company periodically divests assets that it may not consider core to its business to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities.
On December 12, 2024, the Company closed the sale of the LINQ Promenade to a joint venture between TPG Real Estate and the Investment Management Platform of Acadia Realty Trust for $275 million. The LINQ Promenade was reported within the Las Vegas segment. For the three months ended March 31, 2024, the operations of the LINQ Promenade resulted in $6 million of net revenues and $4 million of net income.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The presentation of financial information herein for the periods after divestiture of the LINQ Promenade is not fully comparable to the periods prior to such divestiture. See Note 1.
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
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s deferred compensation plans. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1) and represent the amounts the Company would expect to receive if the Company sold these marketable securities. As of both March 31, 2025 and December 31, 2024, the Company held $2 million in Level 1 securities.
Derivative Instruments
The Company may enter into derivative instruments to hedge the risk of fluctuations in interest rates, foreign exchange rates or pricing for other commodities. These agreements are designated as cash flow hedges. As of March 31, 2025 and December 31, 2024, the Company did not hold any cash flow hedges or any derivative financial instruments for trading purposes.

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
Advertising
Advertising costs are expensed in the period the advertising first occurs. Advertising costs for the three months ended March 31, 2025 and 2024 totaled $60 million and $64 million, respectively, and are included within operating expenses. Advertising costs related to the Caesars Digital segment are primarily recorded in Casino expense.
Interest Expense, Net

	Three Months Ended March 31,
(In millions)	2025	2024
Interest expense	$582	$607
Capitalized interest	(2)	(15)
Interest income	(6)	(2)
Total interest expense, net	$574	$590
Recently Issued Accounting Pronouncements
Pronouncements to Be Implemented in Future Periods
In November 2024 (as clarified in January 2025 by ASU 2025-01), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires additional disclosure about specific expense categories in the notes to financial statements. This information is generally not presented in the financial statements today. This update applies to all public business entities and will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the amendments in this update to have a material impact on our Financial Statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes: Improvements to Income Tax Disclosures,” which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. These updates apply to all entities subject to income taxes and will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Updates are to be applied on a prospective basis with the option to apply the standard retrospectively. We do not expect the amendments in this update to have a material impact on our Financial Statements.
Note 3. Property and Equipment

(In millions)	March 31, 2025	December 31, 2024
Land	$2,059	$2,059
Buildings, riverboats, and leasehold and land improvements	14,935	14,866
Furniture, fixtures, and equipment	2,939	2,880
Construction in progress	206	167
Total property and equipment	20,139	19,972
Less: accumulated depreciation	(5,473)	(5,160)
Total property and equipment, net	$14,666	$14,812
A portion of our property and equipment is subject to various operating leases for which we are the lessor. Leased property includes our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended March 31,
(In millions)	2025	2024
Depreciation expense	$324	$291

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease.
Note 4. Goodwill and Intangible Assets, net

Changes in Carrying Value of Goodwill and Other Intangible Assets
		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
Balances as of December 31, 2024	$856	$10,601	$3,277
Amortization expense	(33)	—	—
Balances as of March 31, 2025	$823	$10,601	$3,277

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	March 31, 2025				December 31, 2024
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$593	$(447)	$146	$593	$(432)	$161
Gaming rights and other	10 - 34 years	262	(46)	216	262	(42)	220
Trademarks	15 years	313	(114)	199	313	(109)	204
Reacquired rights	24 years	250	(41)	209	250	(38)	212
Technology	3 - 6 years	129	(76)	53	129	(70)	59
		$1,547	$(724)	823	$1,547	$(691)	856

Non-amortizing intangible assets other than Goodwill
Trademarks				1,771			1,771
Gaming rights				983			983
Caesars Rewards				523			523
				3,277			3,277
Total amortizing and non-amortizing intangible assets other than Goodwill, net				$4,100			$4,133
Amortization expense with respect to intangible assets for the three months ended March 31, 2025 and 2024 totaled $33 million and $36 million, which is included in Depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2025	Years Ended December 31,
(In millions)		2026	2027	2028	2029	2030
Estimated amortization expense	$99	$132	$86	$45	$44	$44
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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Contractual Commitments
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Some of the agreements provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of March 31, 2025 and December 31, 2024, obligations related to these agreements were $398 million and $421 million, respectively, with contracts extending through 2040. These obligations are composed of various third-party agreements which have been entered into by the Company for certain of our Las Vegas and Regional properties, or our Caesars Digital segment. The agreements include leasing of event suites that are generally considered short-term leases for which the Company does not record a right of use asset or lease liability. The Company recognizes expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability was $208 million and $204 million as of March 31, 2025 and December 31, 2024, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.
Note 6. Long-Term Debt

	March 31, 2025				December 31, 2024
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Revolving Credit Facility	2028	variable	$—	$—	$—
CEI Term Loan A	2028	variable	666	664	673
CVA Revolving Credit Facility	2029	variable	—	—	—
CVA Delayed Draw Term Loan	2029	variable	325	319	288
CEI Term Loan B	2030	variable	2,050	2,016	2,021
CEI Term Loan B-1	2031	variable	2,871	2,838	2,844
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,983	1,982
CEI Senior Secured Notes due 2032	2032	6.50%	1,500	1,484	1,484
Unsecured Debt
CEI Senior Notes due 2027	2027	8.125%	546	542	542
CEI Senior Notes due 2029	2029	4.625%	1,200	1,191	1,190
CEI Senior Notes due 2032	2032	6.00%	1,100	1,086	1,086
Special Improvement District Bonds	2037	4.30%	42	42	42
Long-term notes and other payables			2	2	2
Total debt			12,302	12,167	12,154
Current portion of long-term debt			(110)	(110)	(109)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(11)	(12)
Long-term debt			$12,192	$12,046	$12,033

Unamortized discounts and deferred finance charges				$146	$152
Fair value			$12,147

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Annual Estimated Debt Service Requirements as of March 31, 2025
	Remaining	Years Ended December 31,
(In millions)	2025	2026	2027	2028	2029	Thereafter	Total
Annual maturities of long-term debt	$84	$110	$656	$639	$1,515	$9,298	$12,302
Estimated interest payments	580	750	740	660	650	710	4,090
Total debt service obligation (a)	$664	$860	$1,396	$1,299	$2,165	$10,008	$16,392
____________________
(a)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking SOFR curve, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of March 31, 2025 includes the principal payments on the term loans, special improvement district bonds, and other unsecured borrowings that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $6 million and $8 million for the three months ended March 31, 2025 and 2024, respectively, and is included in interest expense.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of March 31, 2025 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
On February 6, 2023, the Company entered into an Incremental Assumption Agreement No. 2 pursuant to which the Company incurred a new senior secured incremental term loan in an aggregate principal amount of $2.5 billion (the “CEI Term Loan B”) under the CEI Credit Agreement. The CEI Term Loan B requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B, with the balance payable at maturity. Borrowings under the CEI Term Loan B, as amended, bear interest, paid at least quarterly, at a rate equal to, at the Company’s option, either (a) Term SOFR, subject to a floor of 0.50% or (b) the Base Rate, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Term SOFR loan and 1.25% per annum in the case of any Base Rate loan. The CEI Term Loan B will mature on February 6, 2030.
On February 6, 2024, the Company entered into an Incremental Assumption Agreement No. 3 pursuant to which the Company incurred a new senior secured incremental term loan in an aggregate principal amount of $2.9 billion (the “CEI Term Loan B-1”) under the CEI Credit Agreement. The CEI Term Loan B-1 requires quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B-1, with the balance payable at maturity. Borrowings under the CEI Term Loan B-1, as amended in November 2024, bear interest, paid at least quarterly, at a rate equal to, at the Company’s option, either (a) Term SOFR, subject to a floor of 0.50% or (b) the Base Rate, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Term SOFR loan and 1.25% per annum in the case of any Base Rate loan. The CEI Term Loan B-1 will mature on February 6, 2031.
During the three months ended March 31, 2025, the Company utilized and fully repaid the CEI Revolving Credit Facility. Such activity is presented in the financing section in the Statements of Cash Flows. As of March 31, 2025, the Company had $2.1 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $79 million in outstanding letters of credit, $46 million committed for regulatory purposes, and the reserves described above.
Caesars Virginia Credit Facility due 2029
On April 26, 2024, Caesars Virginia, LLC entered into a credit agreement with Wells Fargo Bank, N.A., as administrative agent and collateral agent, and certain banks and other financial institutions and lenders party thereto, which provides for a senior secured first lien multi-draw term loan facility up to an aggregate principal amount of $400 million (the “CVA Delayed Draw Term Loan”) and a senior secured first lien revolving credit facility in an aggregate principal amount of $25 million (the “CVA Revolving Credit Facility”), both maturing on April 26, 2029.
The CVA Delayed Draw Term Loan requires quarterly principal payments commencing on June 30, 2025. The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan are subject to a variable rate of interest based on Term SOFR plus an applicable margin. The CVA Revolving Credit Facility includes a $10 million letter of credit sub-facility. As of March 31, 2025, there was $325 million utilized under the CVA Delayed Draw Term Loan and $25 million of available borrowing capacity under the CVA Revolving Credit Facility.
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
CEI Senior Notes due 2027
On July 6, 2020, Colt Merger Sub, Inc. (the “Escrow Issuer”) issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 pursuant to an indenture, dated July 6, 2020 (the “CEI Senior Notes due 2027”), by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The CEI Senior Notes due 2027 rank equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2027 will mature on July 1, 2027, with interest payable semi-annually on January 1 and July 1 of each year.
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
As of March 31, 2025, the Company was in compliance with all of the applicable financial covenants described above.
The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan contain covenants, applicable to the operations of Caesars Virginia, which are standard and customary for this type of agreement, including a maximum net total leverage ratio financial covenant of 4:1 and a minimum fixed charge coverage ratio financial covenant of 1.05:1. Caesars Virginia LLC’s compliance requirements commence starting June 30, 2025.

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

	Three Months Ended March 31, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$243	$1,030	$324	$—	$(3)	$1,594
Food and beverage	286	149	—	—	—	435
Hotel	343	139	—	—	—	482
Other	131	70	11	67	4	283
Net revenues	$1,003	$1,388	$335	$67	$1	$2,794

	Three Months Ended March 31, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$239	$1,031	$266	$—	$(1)	$1,535
Food and beverage	287	135	—	—	—	422
Hotel	362	131	—	—	—	493
Other	140	68	16	68	—	292
Net revenues	$1,028	$1,365	$282	$68	$(1)	$2,742

Accounts Receivable, Net
(In millions)	March 31, 2025	December 31, 2024
Casino	$159	$206
Food and beverage and hotel	121	107
Other	160	157
Accounts receivable, net	$440	$470
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table summarizes the activity related to contract and contract related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2025	2024	2025	2024	2025	2024
Balance at January 1	$47	$42	$79	$86	$549	$693
Balance at March 31	34	39	81	85	491	631
Increase / (decrease)	$(13)	$(3)	$2	$(1)	$(58)	$(62)
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended March 31, 2025 and 2024, we recognized lease revenue of approximately $482 million and $493 million, respectively, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statements of Operations and during the three months ended March 31, 2025 and 2024, lease revenue related to conventions was approximately $15 million and $13 million, respectively.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended March 31, 2025 and 2024, we recognized approximately $29 million and $35 million, respectively, of real estate lease revenue.
Real estate lease revenue includes $14 million and $13 million of variable rental income for the three months ended March 31, 2025 and 2024, respectively.
Note 8. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Net loss attributable to Caesars	$(115)	$(158)
Shares outstanding:
Weighted average shares outstanding – basic	212	216
Weighted average shares outstanding – diluted	212	216

Net loss per common share attributable to common stockholders – basic:	$(0.54)	$(0.73)
Net loss per common share attributable to common stockholders – diluted:	$(0.54)	$(0.73)
For a period in which the Company generated a net loss attributable to Caesars, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Weighted-Average Number of Anti-Dilutive Shares Excluded from the Calculation of Earnings per Share

	Three Months Ended March 31,
(In millions)	2025	2024
Stock-based compensation awards	5	4
Total anti-dilutive common stock	5	4
Note 9. Stock-Based Compensation and Stockholders’ Equity
Stock-Based Awards
The Company maintains a long-term incentive plan, adopted by the Board of Directors (“Board”) and approved by the Company’s stockholders, which allows for granting stock-based compensation awards to directors, employees, officers, and consultants or advisers who render services to the Company or its subsidiaries, based on Company Common Stock, including stock options, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based performance stock units (“MSUs”), stock appreciation rights, and other stock-based awards or dividend equivalents. Forfeitures are recognized in the period in which they occur.
Total stock-based compensation expense in the accompanying Statements of Operations totaled $26 million and $25 million during the three months ended March 31, 2025 and 2024, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (the “2015 Plan”)
During the three months ended March 31, 2025, as part of the annual incentive program, the Company granted 2.2 million RSUs to eligible participants with an aggregate fair value of $75 million and generally vest ratably on each anniversary over three years from the grant date. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
During the three months ended March 31, 2025, the Company also granted 232 thousand PSUs to eligible participants with an aggregate fair value of $6 million that are primarily scheduled to cliff vest after three years from the date of grant. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions and terms of the underlying award granted. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached.
In addition, during the three months ended March 31, 2025, the Company granted 348 thousand MSUs to eligible participants with an aggregate fair value of $16 million that are primarily scheduled to cliff vest after three years from the date of grant. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions and terms of the underlying award granted. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.
During the three months ended March 31, 2025, 1.1 million, 80 thousand and 107 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 Plan.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Outstanding at End of Period

	March 31, 2025		December 31, 2024
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Restricted stock units	3,658,169	$39.34	2,668,811	$47.64
Performance stock units	518,401	25.00	397,156	33.42
Market-based stock units	1,052,454	61.11	1,096,104	73.15
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
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component, net of tax, for the periods through March 31, 2025 and 2024 are shown below.

(In millions)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2023	$97
Foreign currency and other	(1)
Total other comprehensive loss, net of tax	(1)
Balances as of March 31, 2024	$96

Balances as of December 31, 2024	$96
Foreign currency	—
Total other comprehensive income (loss), net of tax	—
Balances as of March 31, 2025	$96
Share Repurchase Program
On October 2, 2024, the Company announced that its Board authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that the Company is required to repurchase under the 2024 Share Repurchase Program. All share repurchases under the 2024 Share Repurchase Program will be retired. During the three months ended March 31, 2025, there were no share repurchases made under the 2024 Share Repurchase Program. Subsequently, during April 2025, the Company repurchased approximately 4.2 million shares of our common stock for a total cost of approximately $100 million.
Note 10. Income Taxes
The Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three months ended March 31, 2025 and 2024. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate (“AETR”), and therefore, the AETR method would not provide a reliable estimate.

Income Tax Allocation
	Three Months Ended March 31,
(In millions)	2025	2024
Loss before income taxes	$(87)	$(127)
Provision for income taxes	(11)	(15)
Effective tax rate	(12.6)%	(11.8)%

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company classifies accruals for uncertain tax positions within Other long-term liabilities on the Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. The Company is carrying a valuation allowance on certain federal and state deferred tax assets that are not more likely than not to be realized in the future. The Company has assessed the changes to the valuation allowance, including realization of the disallowed interest expense deferred tax asset, using the integrated approach.
The income tax provision for the three months ended March 31, 2025 and 2024 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
The Company, including its subsidiaries, files tax returns with federal, state, and foreign jurisdictions. The Company does not have tax sharing agreements with the other members within its consolidated group. The Company is subject to exam by various state and foreign tax authorities. With few exceptions, the Company is no longer subject to US federal or state and local tax assessments by tax authorities for years before 2021, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 11. Related Party and Affiliate Transactions
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Resort Casino Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) (the “CSY Lease”). CSY is a general partnership in which a trust has an approximate 27% interest. The Company’s Executive Chairman of the Board, Gary L. Carano, and his siblings are direct or indirect beneficiaries of the trust. The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations of 1 to 2 percent through the term of the lease. Commensurate with its interest, the trust receives directly from the Company approximately 27% of the rent paid by the Company. As of March 31, 2025 and December 31, 2024, there were no amounts due to or from CSY.
CVA Holdco, LLC
In May 2023, the Company entered into a joint venture, CVA Holdco, LLC, with the Eastern Band of Cherokee Indians (“EBCI”) and an additional minority partner, to construct, own and operate a gaming facility in Danville, Virginia (“Caesars Virginia”). Caesars Virginia opened in a temporary facility on May 15, 2023 followed by the completion of construction and opening of the permanent facility on December 17, 2024. As the managing member, the Company operates the business and has managed the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. The Company holds a 50.0% variable interest in the joint venture and is the primary beneficiary; as such, the joint venture’s operations are included in the Financial Statements, with a minority interest recorded reflecting the operations attributed to the other partner. The Company participates ratably, based on ownership percentage, in the profits and losses of the joint venture. During the three months ended March 31, 2025, the Company made distributions totaling $10 million to the partner.
Pompano Joint Venture
In April 2018, the Company entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino at the Company’s Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish is responsible for the development of the master plan for the project with the Company’s input and will submit it for the Company’s review and approval. While the Company holds a 50% variable interest in the joint venture, it is not the primary beneficiary; as such, the investment in the joint venture is accounted for using the equity method and is recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets. The Company participates evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other costs, net on the Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Investment in Pompano Joint Venture
(In millions)
Balance as of December 31, 2024	$119
Distributions	(23)
Balance as of March 31, 2025	$96
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
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of March 31, 2025:

Las Vegas	Regional		Managed and Branded
Caesars Palace Las Vegas	Caesars Atlantic City	Harveys Lake Tahoe	Managed
The Cromwell	Caesars New Orleans	Horseshoe Baltimore	Harrah’s Ak-Chin
Flamingo Las Vegas	Caesars Virginia	Horseshoe Black Hawk	Harrah’s Cherokee
Harrah’s Las Vegas	Circus Circus Reno	Horseshoe Bossier City	Harrah’s Cherokee Valley River
Horseshoe Las Vegas	Eldorado Gaming Scioto Downs	Horseshoe Council Bluffs	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Eldorado Resort Casino Reno	Horseshoe Hammond	Caesars Windsor
Paris Las Vegas	Grand Victoria Casino	Horseshoe Indianapolis	Branded
Planet Hollywood Resort & Casino	Harrah’s Atlantic City	Horseshoe Lake Charles	Caesars Republic Scottsdale
	Harrah’s Columbus Nebraska	Horseshoe St. Louis	Caesars Southern Indiana
Caesars Digital	Harrah’s Council Bluffs	Horseshoe Tunica	Harrah’s Northern California
Caesars Digital	Harrah’s Gulf Coast	Isle Casino Bettendorf
	Harrah’s Hoosier Park Racing & Casino	Isle of Capri Casino Boonville
	Harrah’s Joliet	Isle of Capri Casino Lula
	Harrah’s Lake Tahoe	Isle Casino Waterloo
	Harrah’s Laughlin	Lady Luck Casino - Black Hawk
	Harrah’s Metropolis	Silver Legacy Resort Casino
	Harrah’s North Kansas City	Trop Casino Greenville
	Harrah’s Philadelphia	Tropicana Atlantic City
	Harrah’s Pompano Beach	Tropicana Laughlin Hotel & Casino
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
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other:

	Three Months Ended March 31,
(In millions)	2025	2024
Las Vegas:
Net revenues	$1,003	$1,028
Adjusted EBITDA	433	440
Regional:
Net revenues	1,388	1,365
Adjusted EBITDA	440	433
Caesars Digital:
Net revenues	335	282
Adjusted EBITDA	43	5
Managed and Branded:
Net revenues	67	68
Adjusted EBITDA	16	18
Corporate and Other:
Net revenues	1	(1)
Adjusted EBITDA	(48)	(43)
Disaggregation of Certain Significant Expenses by Segment

	Three Months Ended March 31, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$1,003	$1,388	$335	$67	$1	$2,794

Gaming taxes	(30)	(301)	(86)	—	—
Labor expense	(301)	(300)	—	—	—

Other segment expenses (a)	(239)	(347)	(206)	(51)	(49)

Adjusted EBITDA	$433	$440	$43	$16	$(48)	$884

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$1,028	$1,365	$282	$68	$(1)	$2,742

Gaming taxes	(30)	(306)	(78)	—	—
Labor expense	(290)	(292)	—	—	—

Other segment expenses (a)	(268)	(334)	(199)	(50)	(42)

Adjusted EBITDA	$440	$433	$5	$18	$(43)	$853
____________________
(a)The ‘Other segment expenses’ category for each of our reportable segments primarily includes:
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2025	2024
Net loss attributable to Caesars	$(115)	$(158)
Net income attributable to noncontrolling interests	17	16
Provision for income taxes	11	15
Other (income) loss (a)	1	(26)
Loss on extinguishment of debt	—	48
Interest expense, net	574	590
Depreciation and amortization	357	327
Transaction costs and other, net (b)	13	16
Stock-based compensation expense	26	25
Adjusted EBITDA	$884	$853

Adjusted EBITDA by Segment:
Las Vegas	$433	$440
Regional	440	433
Caesars Digital	43	5
Managed and Branded	16	18
Corporate and Other	(48)	(43)
____________________
(a)Other (income) loss for the three months ended March 31, 2024 primarily represents a change in estimate of our disputed claims liability.
(b)Transaction costs and other, net primarily includes costs related to non-cash losses on the write down and disposal of assets, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with new property openings and non-cash changes in equity method investments.

Capital Expenditures, Net - By Segment
	Three Months Ended March 31,
(In millions)	2025	2024
Las Vegas	$37	$55
Regional	159	176
Caesars Digital	22	24
Corporate and Other	5	9
Total	$223	$264

Total Assets - By Segment
(In millions)	March 31, 2025	December 31, 2024
Las Vegas	$25,189	$25,040
Regional	14,480	15,664
Caesars Digital	1,223	1,262
Managed and Branded	298	282
Corporate and Other (a)	(8,792)	(9,658)
Total	$32,398	$32,590
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three months ended March 31, 2025 and 2024 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2024 Annual Report.
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
We own, lease or manage an aggregate of 53 domestic properties in 18 states with approximately 51,300 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 45,900 hotel rooms as of March 31, 2025. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Our primary source of revenue is generated by our gaming operations, which includes retail and online sports betting and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of March 31, 2025, we owned 22 of our casinos and leased 24 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to a regional lease, a Las Vegas lease and a Joliet lease (the “VICI Leases”). In addition, we lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease associated with our Horseshoe St. Louis property (together with the GLPI Master Lease, the “GLPI Leases”).

We operate and conduct retail and online sports wagering across 32 jurisdictions in North America, 26 of which offer online sports betting. Additionally, we operate iGaming in five jurisdictions in North America. The map below illustrates Caesars Digital’s presence as of March 31, 2025:

ON
WA
MT
ND
OR
ID
MN
ME
VT
NH
NY
MA
CT
RI
WI
MI
SD
WY
NV
UT
NE
IA
IL
IN
OH
PA
NJ
DE
CO
KS
MO
WV
MD
VA
DC
KY
CA
TN
NC
OK
AZ
NM
AR
SC
MS
AL
GA
TX
LA
FL
Online Sports Betting
Online Sports Betting & iGaming
Retail Only

Jurisdictions Not Presented Above:

- The Bahamas
- Puerto Rico

We have a partnership with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and operate the Caesars Racebook app in 22 states as of March 31, 2025. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
We continue to expand our Caesars Digital footprint into other states with the Caesars Sportsbook, Caesars Racebook and iGaming mobile apps as jurisdictions legalize or provide necessary approvals. No customers under 21 years old are allowed to wager on any of the Caesars Sportsbook, Caesars Racebook or iGaming mobile apps.
We periodically divest assets to raise capital or, in previous cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. The following is a summary of divestitures recently completed as of March 31, 2025:

Segment	Property/Assets	Date Sold	Sales Price
Caesars Digital	World Series of Poker (“WSOP”) Trademark	October 29, 2024	$500 million
Las Vegas	The LINQ Promenade	December 12, 2024	$275 million

Investments and Partnerships
We have investments in unconsolidated affiliates accounted for under the equity method which are recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets.
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
During the three months ended March 31, 2025, we received distributions totaling $23 million from the joint venture. As of March 31, 2025 and December 31, 2024, our investment in the joint venture was $96 million and $119 million, respectively.
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
Presentation of Financial Information
The presentation of financial information herein for the periods after our completed divestitures, described above, is not fully comparable to the periods prior to such divestitures.
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
Key Performance Metrics
Our primary source of revenue is generated by our gaming operations, which includes retail and online sports betting, and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment venues, retail shops, racing and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers staying at, or visiting, our properties and using our sports betting, horse racing and iGaming applications.
Key performance metrics include volume indicators such as drop or handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. Slot win percentage is typically in the range of approximately 9% to 11% of slot handle. Table games hold percentage is typically in the range of approximately 16% to 23% of table games drop. Sports betting hold is typically in the range of 7% to 11% and iGaming hold typically ranges from 3% to 5%. In addition, hotel occupancy, which is the average percentage of available hotel rooms occupied during a period, is a key indicator for our hotel business in the Las Vegas segment. Complimentary and discounted rooms are treated as occupied rooms in our calculation of hotel occupancy. The key metrics we utilize to measure our profitability and performance are Adjusted EBITDA and Adjusted EBITDA margin. See “Results of Operations” section below.

Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results for the three months ended March 31, 2025 and 2024:
•Economic Factors Impacting Discretionary Spending – Gaming and other leisure activities we offer represent discretionary expenditures which may be sensitive to economic downturns which impacts the behavior among the components of our customer mix differently. We monitor current and recent trends, including inflation, interest rates, global hostilities, trade tension and related actions, such as the imposition of tariffs between the United States and other countries, and the associated effects, if any, on travel, our customers, and our operations.
•Debt Transactions – During the three months ended March 31, 2024, we refinanced $4.4 billion of debt and we recorded loss on extinguishment of debt on the Statements of Operations of $48 million.
Results of Operations
The following table highlights the results of our operations:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Net revenues:
Las Vegas	$1,003	$1,028
Regional	1,388	1,365
Caesars Digital	335	282
Managed and Branded	67	68
Corporate and Other (a)	1	(1)
Total	$2,794	$2,742

Net loss	$(98)	$(142)

Adjusted EBITDA (b):
Las Vegas	$433	$440
Regional	440	433
Caesars Digital	43	5
Managed and Branded	16	18
Corporate and Other (a)	(48)	(43)
Total	$884	$853

Net loss margin	(3.5)%	(5.2)%
Adjusted EBITDA margin	31.6%	31.1%
____________________
(a)Corporate and Other includes revenues related to certain licensing arrangements and various revenue sharing agreements and includes eliminations of transactions among segments to reconcile to the Company’s consolidated results. Corporate and Other Adjusted EBITDA includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, cybersecurity costs and other general and administrative expenses.
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the three months ended March 31, 2025 and 2024” discussion later in this MD&A for a description of Adjusted EBITDA and a reconciliation of net income (loss) attributable to Caesars to Adjusted EBITDA.

Consolidated comparison of the three months ended March 31, 2025 and 2024
Net Revenues
Net revenues were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2025	2024	Variance
Casino	$1,594	$1,535	$59	3.8%
Food and beverage	435	422	13	3.1%
Hotel	482	493	(11)	(2.2)%
Other	283	292	(9)	(3.1)%
Net revenues	$2,794	$2,742	$52	1.9%
Consolidated net revenues increased for the three months ended March 31, 2025, as compared to the same prior year period, due to a significant increase in iGaming handle coupled with improved iGaming hold and higher hold in sports betting in our Caesars Digital segment. Net revenues in the Las Vegas segment were down slightly primarily due to lower hotel occupancy and room rates resulting from Las Vegas hosting the Super Bowl in 2024. Net revenues in the Regional segment increased primarily due to opening expanded gaming and non-gaming amenities at our recently completed development projects of Caesars Virginia and Caesars New Orleans.
Operating Expenses
Operating expenses were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2025	2024	Variance
Casino	$861	$852	$9	1.1%
Food and beverage	275	263	12	4.6%
Hotel	151	137	14	10.2%
Other	95	94	1	1.1%
General and administrative	483	500	(17)	(3.4)%
Corporate	82	78	4	5.1%
Depreciation and amortization	357	327	30	9.2%
Transaction and other costs, net	2	6	(4)	(66.7)%
Total operating expenses	$2,306	$2,257	$49	2.2%
Casino expenses consist principally of salaries and wages associated with our gaming operations, gaming taxes and marketing and advertising costs attributable to our Caesars Digital segment. Food and beverage expenses consist principally of salaries and wages and costs of goods sold associated with our food and beverage operations. Hotel expenses consist principally of salaries, wages and supplies associated with our hotel operations. Other expenses consist principally of salaries and wages, costs of goods sold associated with our retail operations, entertainment costs, including professional talent fees, reimbursable management costs (described below) and other operations.
Casino expenses were relatively flat for the three months ended March 31, 2025, as compared to the same prior year period. Casino expenses rose in connection with increased revenues in our Caesars Digital segment, and were partially offset by decreased promotional costs in our Las Vegas segment associated with the Super Bowl held in Las Vegas in the first quarter of 2024. Food and beverage and hotel expenses have increased due to incremental wages associated with the opening of Caesars Virginia’s permanent facility and the completion of the rebranding Caesars New Orleans as well as higher union and non-union wages. We continue to focus on labor efficiencies across the enterprise to manage increased labor costs.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal, internal audit, property taxes and marketing expenses indirectly related to our gaming and non-gaming operations.
Corporate expenses include unallocated expenses such as payroll, inclusive of the annual bonus, stock-based compensation, professional fees, cybersecurity costs and other various expenses not directly related to the Company’s operations.

Depreciation and amortization expenses increased for the three months ended March 31, 2025 as compared to the same prior year period, primarily related to recently completed construction projects.
Transaction and other costs, net primarily includes non-cash losses on the write down and disposal of assets, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with our new property openings and non-cash changes in equity method investments.
Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2025	2024	Variance
Interest expense, net	$(574)	$(590)	$16	2.7%
Loss on extinguishment of debt	—	(48)	48	100.0%
Other income (loss)	(1)	26	(27)	*
Provision for income taxes	(11)	(15)	4	26.7%
____________________
*    Not meaningful.
Interest expense, net decreased for the three months ended March 31, 2025, as compared to the same prior year period, primarily due to our continuing efforts to reduce and refinance outstanding debt.
For the three months ended March 31, 2024, loss on extinguishment of debt was primarily related to the prepayments of the CEI Senior Secured Notes due 2025 and the Caesars Resort Collection (“CRC”) Senior Secured Notes in conjunction with refinancing activities.
Other income (loss) for the three months ended March 31, 2024 primarily represents a change in estimate of our disputed claims liability.
The income tax provision for the three months ended March 31, 2025 and 2024 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.

Segment comparison of the three months ended March 31, 2025 and 2024
Las Vegas Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2025	2024	Variance
Net revenues:
Casino	$243	$239	$4	1.7%
Food and beverage	286	287	(1)	(0.3)%
Hotel	343	362	(19)	(5.2)%
Other	131	140	(9)	(6.4)%
Net revenues	$1,003	$1,028	$(25)	(2.4)%

Table games drop	$744	$842	$(98)	(11.6)%
Table games hold %	19.2%	18.2%		1 pts
Slot handle	$2,572	$2,549	$23	0.9%

Hotel occupancy	96.2%	97.6%		(1.4) pts

Adjusted EBITDA	$433	$440	$(7)	(1.6)%
Adjusted EBITDA margin	43.2%	42.8%		0.4 pts

Net income attributable to Caesars	$177	$198	$(21)	(10.6)%
Our Las Vegas segment’s net revenues, net income and Adjusted EBITDA decreased slightly for the three months ended March 31, 2025, as compared to the same prior year period, primarily due to lower hotel occupancy and room rates as a result of Las Vegas hosting the Super Bowl in the first quarter of 2024. While table games volume was also negatively impacted by the timing of this significant event, casino revenues benefited from improved table games hold, despite remaining below the midpoint of our typical range for the three months ended March 31, 2025. In addition, other revenue declined as compared to the same prior year period primarily due to the variance in comparable revenues driven by the sale of the LINQ Promenade during the fourth quarter of 2024. Adjusted EBITDA margin improved over the same prior year period due to our continued focus on efficiencies to effectively manage operating expenses.
Slot win percentage in the Las Vegas segment for the three months ended March 31, 2025 was within our typical range.
Regional Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2025	2024	Variance
Net revenues:
Casino	$1,030	$1,031	$(1)	(0.1)%
Food and beverage	149	135	14	10.4%
Hotel	139	131	8	6.1%
Other	70	68	2	2.9%
Net revenues	$1,388	$1,365	$23	1.7%

Table games drop	$1,093	$1,015	$78	7.7%
Table games hold %	20.7%	21.3%		(0.6) pts
Slot handle	$10,444	$10,216	$228	2.2%

Adjusted EBITDA	$440	$433	$7	1.6%
Adjusted EBITDA margin	31.7%	31.7%		(0) pts

Net income attributable to Caesars	$20	$41	$(21)	(51.2)%

Our Regional segment’s net revenues and Adjusted EBITDA improved for the three months ended March 31, 2025, as compared to the same prior year period, primarily due to the positive results driven by our recently completed Caesars Virginia and Caesars New Orleans development projects. Increases in food and beverage revenues were attributable to the opening of new venues and upscaled offerings, particularly in our recently completed and rebranded properties. These increases partially were offset by the continued impact of competition associated with new casino resorts opening and inclement weather in several of our regional markets. Net income declined for the three months ended March 31, 2025, compared to the same prior year period, primarily due to increased depreciation expense associated with the completion of the construction projects mentioned above.
Slot win percentage in the Regional segment for the three months ended March 31, 2025 was within our typical range.
Caesars Digital Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2025	2024	Variance
Net revenues:
Casino (a)	$324	$266	$58	21.8%
Other	11	16	(5)	(31.3)%
Net revenues	$335	$282	$53	18.8%

Sports betting handle (b)	$3,128	$3,379	$(251)	(7.4)%
Sports betting hold %	7.3%	6.7%		0.6 pts

iGaming handle	$4,488	$3,498	$990	28.3%
iGaming hold %	3.6%	3.3%		0.3 pts

Adjusted EBITDA	$43	$5	$38	*
Adjusted EBITDA margin	12.8%	1.8%		11 pts

Net loss attributable to Caesars	$—	$(34)	$34	100.0%
____________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and online poker of $73 million and $86 million for the three months ended March 31, 2025 and 2024, respectively. Promotional and complimentary incentives for online poker were $3 million for both the three months ended March 31, 2025 and 2024.
(b)Caesars Digital generated an additional $269 million and $279 million of sports betting handle for the three months ended March 31, 2025 and 2024, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 11.0% and 9.8%, for the three months ended March 31, 2025 and 2024, respectively. Sports betting handle includes $10 million and $11 million for the three months ended March 31, 2025 and 2024, respectively, related to horse racing and pari-mutuel wagers.
Caesars Digital’s net revenues, net loss, Adjusted EBITDA, and Adjusted EBITDA margin improved significantly for the three months ended March 31, 2025, as compared to the same prior year period, primarily due to higher iGaming handle and iGaming hold coupled with improved sports betting hold. The improved sports betting hold reflects the benefit of the continued investment in our sports betting platform. Increases in both iGaming handle and iGaming hold have followed the launch of Caesars Palace Online Casino in August 2023 and Horseshoe Online Casino app in October 2024.
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

Managed and Branded Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2025	2024	Variance
Net revenues:
Other	$67	$68	$(1)	(1.5)%
Net revenues	$67	$68	$(1)	(1.5)%

Adjusted EBITDA	$16	$18	$(2)	(11.1)%
Adjusted EBITDA margin	23.9%	26.5%		(2.6) pts

Net income attributable to Caesars	$16	$18	$(2)	(11.1)%
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

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2025	2024	Variance
Reimbursable management revenue	$51	$50	$1	2.0%
Reimbursable management costs	51	50	1	2.0%
Corporate & Other

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2025	2024	Variance
Net revenues:
Casino	$(3)	$(1)	$(2)	(200.0)%
Other	4	—	4	*
Net revenues	$1	$(1)	$2	*

Adjusted EBITDA	$(48)	$(43)	$(5)	(11.6)%
____________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three Months Ended March 31, 2025 and 2024
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income or interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation expense, (gain) loss on extinguishment of debt, impairment charges, other (income) loss, net income (loss) attributable to noncontrolling interests, transaction costs associated with our acquisitions, developments, and divestitures, and non-cash changes in equity method investments. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, distributions to our noncontrolling interest owners and payments under our leases with affiliates of VICI Properties Inc. and GLPI, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide Adjusted EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following tables summarizes our Adjusted EBITDA for the three months ended March 31, 2025 and 2024, respectively, in addition to reconciling net income (loss) attributable to Caesars to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended March 31,
(In millions)	2025	2024
Net loss attributable to Caesars	$(115)	$(158)
Net income attributable to noncontrolling interests	17	16
Provision for income taxes	11	15
Other (income) loss (a)	1	(26)
Loss on extinguishment of debt	—	48
Interest expense, net	574	590
Depreciation and amortization	357	327
Transaction costs and other, net (b)	13	16
Stock-based compensation expense	26	25
Adjusted EBITDA	884	853
Pre-disposition Adjusted EBITDA (c)	—	(4)
Total Adjusted EBITDA	$884	$849
____________________
(a)Other (income) loss for the three months ended March 31, 2024 primarily represents a change in estimate of our disputed claims liability.
(b)Transaction costs and other, net primarily includes costs related to non-cash losses on the write down and disposal of assets, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with our new property openings, and non-cash changes in equity method investments.
(c)Adjustment for pre-disposition results of operations reflecting the subtraction of results of operations for the LINQ Promenade prior to divestiture, for the relevant periods. The additional financial information is included to enable the comparison of current results with results of prior periods.
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
As of March 31, 2025, our cash on hand and borrowing capacity was as follows:

(In millions)	March 31, 2025
Cash and cash equivalents	$884
Revolver capacity (a)	2,235
Revolver capacity committed to letters of credit	(79)
Revolver capacity committed as regulatory requirement	(46)
Total (b)	$2,994
____________________
(a)Revolver capacity includes $2.25 billion under the CEI Revolving Credit Facility, maturing in January 2028 (subject to a springing maturity in the event certain other long-term debt of Caesars is not extended or repaid), and $25 million under the CVA Revolving Credit Facility, maturing on April 26, 2029, less $40 million reserved for specific purposes.
(b)Excludes approximately $75 million of additional borrowing available under the CVA Delayed Draw Term Loan.
During the three months ended March 31, 2025, our operating activities generated operating cash inflows of $218 million, as compared to operating cash inflows of $80 million during the three months ended March 31, 2024, primarily due to changes in working capital, coupled with the results of operations described above.

We expect that our primary capital requirements going forward will relate to servicing our outstanding indebtedness, rent payments under our GLPI Leases and VICI Leases, and the expansion and maintenance of our properties. In addition, beginning in 2025 we expect additional cash uses for operating activities as a result of federal and certain state income taxes.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $664 million for the remainder of 2025. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations, that take effect in November of each year, based on the Consumer Price Index (“CPI”). In addition to the CPI escalator, our VICI leases are also subject to a variable rent adjustment based on certain historical net revenues of our leased properties which began in November 2024. The next such lease year with a variable rent adjustment begins November 2027. We estimate our lease payments to VICI and GLPI to be approximately $1.0 billion for the remainder of 2025.
We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the remainder of 2025 include the completion of expansion projects and hotel renovations. In addition, we anticipate continued investment in our Caesars Sportsbook and iGaming applications.
Cash used for capital expenditures totaled $223 million and $264 million for the three months ended March 31, 2025 and 2024, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our capital expenditures for the three months ended March 31, 2025, and an estimated range of capital expenditures for the remainder of 2025.

	Three Months Ended March 31, 2025	Estimate of Remaining Capital Expenditures for 2025
(In millions)	Actual	Low	High
Growth and renovation projects	$50	$100	$150
Caesars Digital	22	40	60
Maintenance projects	74	270	300
Total estimated capital expenditures from unrestricted cash	146	410	510

Caesars Virginia (a)	77	35	60

Total	$223	$445	$570
___________________
(a)Capital expenditures associated with Caesars Virginia are expected to be funded from cash on-hand generated from the operations of Caesars Virginia, or through the Caesars Virginia, LLC Credit Agreement. The Caesars Virginia delayed draw term loan has $75 million of undrawn capacity and the Caesars Virginia revolving credit facility has $25 million of undrawn capacity.
We may, from time to time, seek to repurchase our common stock or prepay our outstanding indebtedness. Any such purchases or prepayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase of debt or common stock will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations. In April 2025, we repurchased approximately $100 million of common stock.
We have agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Some of the agreements provide us with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of March 31, 2025 and December 31, 2024, obligations related to these agreements were $398 million and $421 million, respectively, with contracts extending through 2040. These obligations are composed of various third-party agreements which have been entered into by us for certain of our Las Vegas and Regional properties, or our Caesars Digital segment. The agreements include leasing of event suites that are generally considered short-term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
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
The GLPI Leases and VICI Leases contain certain covenants requiring minimum capital expenditures based on a percentage of net revenues along with maintaining certain financial ratios. The GLPI Leases require the Company to maintain a minimum adjusted revenue to rent ratio of 1.20:1, applicable to the operations of the underlying leased properties..
The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan contain covenants, applicable to the operations of Caesars Virginia, which are standard and customary for this type of agreement, including a maximum net total leverage ratio financial covenant of 4:1 and a minimum fixed charge coverage ratio financial covenant of 1.05:1. Caesars Virginia LLC’s compliance requirements commence starting June 30, 2025.
As of March 31, 2025, we were in compliance with all of the applicable financial covenants described above.
Share Repurchase Program
On October 2, 2024, we announced that our Board of Directors authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that the Company is required to repurchase under the 2024 Share Repurchase Program. There were no shares repurchased during the three months ended March 31, 2025. Subsequently, during April 2025, the Company repurchased approximately 4.2 million shares of our common stock for a total cost of approximately $100 million.
Contractual Obligations
There have been no other material changes during the three months ended March 31, 2025 to our contractual obligations as disclosed in Part II, Item 7 of the 2024 Annual Report. See Note 5 to our unaudited Financial Statements, which is included elsewhere in this report, for additional information regarding contractual obligations.
Other Liquidity Matters
We are faced with certain contingencies, from time to time, involving litigation, claims, assessments, environmental remediation or compliance. These commitments and contingencies are discussed in greater detail, when applicable, in “Part II, Item 1. Legal Proceedings” and Note 5 to our unaudited Financial Statements, both of which are included elsewhere in this report. See also “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included elsewhere in the 2024 Annual Report.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are included in the 2024 Annual Report. There have been no material changes since December 31, 2024. We have not substantively changed the application of our policies, and there have been no material changes in assumptions or estimation techniques used as compared to those described in the 2024 Annual Report.

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
As of March 31, 2025, long-term variable-rate borrowings totaled $5.9 billion under the CEI Term Loans and the CVA Delayed Draw Term Loan and no amounts were outstanding under the CEI Revolving Credit Facility or the CVA Revolving Credit Facility. As of March 31, 2025, long-term variable-rate borrowings under the CEI Term Loans and the CVA Delayed Draw Term Loan represented approximately 48% of consolidated long-term debt and the weighted average interest rates on our variable and fixed rate debt were 6.56% and 6.34%, respectively.
All of the variable rate debt instruments are subject to Term SOFR interest rates plus a reasonable margin.
We evaluate our exposure to market risk by monitoring interest rates in the marketplace and have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There have been no other material quantitative changes in our market risk exposure, or how such risks are managed from the information previously reported under Part II, Item 7A of the 2024 Annual Report.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our “Legal Proceedings,” refer to Note 5 of our Consolidated Condensed Financial Statements located elsewhere in this Quarterly Report on Form 10-Q and Note 8 to our Consolidated Financial Statements included in the 2024 Annual Report.
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
•the impact of economic trends, inflation, trade tensions and related actions, such as the imposition of tariffs between the United States and other countries and the threat of any additional tariffs, and public health emergencies on our business and financial condition;
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
•the impact of regulation on our business and our ability to receive and maintain necessary approvals for our existing properties, future projects and the operation of our online sportsbook, online poker and iGaming applications;
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
•the impact of win or hold rates and liability management risks on our results of operations;
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
•our ability to secure and retain performers and other entertainment offerings on acceptable terms; and
•other factors described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q filed with the SEC.
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

Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in the 2024 Annual Report. There have been no material changes to those risk factors during the three months ended March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On October 2, 2024, we announced that our Board of Directors authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The 2024 Share Repurchase Program has no minimum number of shares of common stock that we are required to repurchase, no time limit, and may be suspended or discontinued at any time without notice. All shares repurchased under the 2024 Share Repurchase Program will be immediately retired. There were no share repurchases made during the three months ended March 31, 2025. As of March 31, 2025, the remaining availability under the 2024 Share Repurchase Program was $450 million. Subsequently, during April 2025, the Company repurchased approximately 4.2 million shares of our common stock for a total cost of approximately $100 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
For the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on June 16, 2023.

3.2	Amended and Restated Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on August 1, 2022.

3.3	Amendment to Amended and Restated Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on March 20, 2025.

10.1
Director Appointment and Nomination Agreement, dated March 17, 2025, by and between Caesars Entertainment, Inc., Carl C. Icahn, Jesse Lynn, Ted Papapostolou, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc, Beckton Corp. and Nakatomi Trading, LLC
Previously filed on Form 8-K filed on March 20, 2025.

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

CAESARS ENTERTAINMENT, INC.

Date: April 29, 2025	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2025	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)