Form 10-Q
period 2025-06-30
Caesars Entertainment, Inc.
filed 2025-07-29
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of July 24, 2025 was 207,991,539.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$982	$866
Restricted cash	85	95
Accounts receivable, net	487	470
Inventories	44	45
Prepayments and other current assets	330	271
Total current assets	1,928	1,747
Investments in and advances to unconsolidated affiliates	111	131
Property and equipment, net	14,646	14,812
Goodwill	10,601	10,601
Intangible assets other than goodwill	4,068	4,133
Deferred tax asset	68	62
Other long-term assets, net	1,056	1,104
Total assets	$32,478	$32,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$263	$296
Accrued interest	243	242
Accrued other liabilities	1,723	1,625
Current portion of long-term debt	110	109
Total current liabilities	2,339	2,272
Long-term financing obligations	13,027	12,899
Long-term debt	12,023	12,033
Deferred tax liability	90	130
Other long-term liabilities	880	880
Total liabilities	28,359	28,214
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	3,896	4,157
Noncontrolling interests	223	219
Total stockholders’ equity	4,119	4,376
Total liabilities and stockholders’ equity	$32,478	$32,590
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
NET REVENUES:
Casino	$1,668	$1,557	$3,262	$3,092
Food and beverage	428	435	863	857
Hotel	509	514	991	1,007
Other	302	324	585	616
Net revenues	2,907	2,830	5,701	5,572
OPERATING EXPENSES:
Casino	887	817	1,748	1,669
Food and beverage	275	266	550	529
Hotel	155	139	306	276
Other	105	100	200	194
General and administrative	477	465	960	965
Corporate	84	80	166	158
Impairment charges	—	118	—	118
Depreciation and amortization	364	326	721	653
Transaction and other costs, net	34	13	36	19
Total operating expenses	2,381	2,324	4,687	4,581
Operating income	526	506	1,014	991
OTHER EXPENSE:
Interest expense, net	(579)	(594)	(1,153)	(1,184)
Loss on extinguishment of debt	—	(3)	—	(51)
Other income (loss)	1	(1)	—	25
Total other expense	(578)	(598)	(1,153)	(1,210)
Loss before income taxes	(52)	(92)	(139)	(219)
Provision for income taxes	(13)	(10)	(24)	(25)
Net loss	(65)	(102)	(163)	(244)
Net income attributable to noncontrolling interests	(17)	(20)	(34)	(36)
Net loss attributable to Caesars	$(82)	$(122)	$(197)	$(280)

Net loss per share - basic and diluted:
Basic loss per share	$(0.39)	$(0.56)	$(0.93)	$(1.29)
Diluted loss per share	$(0.39)	$(0.56)	$(0.93)	$(1.29)
Weighted average basic shares outstanding	209	216	210	216
Weighted average diluted shares outstanding	209	216	210	216
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net loss	$(65)	$(102)	$(163)	$(244)
Other	2	—	2	(1)
Other comprehensive income (loss), net of tax	2	—	2	(1)
Comprehensive loss	(63)	(102)	(161)	(245)
Comprehensive income attributable to noncontrolling interests	(17)	(20)	(34)	(36)
Comprehensive loss attributable to Caesars	$(80)	$(122)	$(195)	$(281)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2024	—	$—	211	$—	$6,862	$(2,801)	$96	$—	$219	$4,376
Stock-based compensation	—	—	1	—	26	—	—	—	—	26
Net income (loss)	—	—	—	—	—	(115)	—	—	17	(98)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(15)	—	—	—	—	(15)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(10)	(10)
Balance, March 31, 2025	—	—	212	—	6,873	(2,916)	96	—	226	4,279
Stock-based compensation	—	—	—	—	24	—	—	—	—	24
Net income (loss)	—	—	—	—	—	(82)	—	—	17	(65)
Other comprehensive income, net of tax	—	—	—	—	—	—	2	—	—	2
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Repurchase of common stock	—	—	(4)	—	(100)	—	—	—	—	(100)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(20)	(20)
Balance, June 30, 2025	—	$—	208	$—	$6,796	$(2,998)	$98	$—	$223	$4,119

Balance, December 31, 2023	—	$—	216	$—	$7,001	$(2,523)	$97	$(23)	$168	$4,720
Stock-based compensation	—	—	—	—	25	—	—	—	—	25
Net income (loss)	—	—	—	—	—	(158)	—	—	16	(142)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	—	—	(1)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(14)	—	—	—	—	(14)
Balance, March 31, 2024	—	—	216	—	7,012	(2,681)	96	(23)	184	4,588
Stock-based compensation	—	—	—	—	24	—	—	—	—	24
Net income (loss)	—	—	—	—	—	(122)	—	—	20	(102)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Cancellation of shares issued	—	—	—	—	(14)	—	—	14	—	—
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(14)	(14)
Balance, June 30, 2024	—	$—	216	$—	$7,021	$(2,803)	$96	$(9)	$190	$4,495
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(163)	$(244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	721	653
Amortization of deferred financing costs and discounts	89	89
Provision for doubtful accounts	23	19
Loss on extinguishment of debt	—	51
Non-cash lease amortization	12	13
(Gain) loss on investments	1	(6)
Stock compensation expense	50	49
Loss on sale and disposal of property and equipment	3	9
Impairment charges	—	118
Deferred income taxes	24	25
Other non-cash adjustments to net loss	1	(24)
Change in operating assets and liabilities:
Accounts receivable	(37)	42
Prepaid expenses and other assets	(47)	(26)
Income taxes receivable and payable, net	(58)	(20)
Accounts payable, accrued expenses and other liabilities	61	(214)
Net cash provided by operating activities	680	534

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(453)	(593)
Proceeds from sale of property and equipment	3	—
Proceeds from the sale of investments	1	1
Distribution from unconsolidated affiliate	23	—
Other	(8)	—
Net cash used in investing activities	(434)	(592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	590	5,395
Repayments of long-term debt and revolving credit facilities	(612)	(5,404)
Repurchase of common stock	(100)	—
Financing obligation payments	(8)	(4)
Debt issuance and extinguishment costs	—	(84)
Distributions to noncontrolling interest owners	(30)	(14)
Taxes paid related to net share settlement of equity awards	(16)	(15)
Net cash used in financing activities	(176)	(126)

Increase (decrease) in cash, cash equivalents and restricted cash	70	(184)
Cash, cash equivalents and restricted cash, beginning of period	1,016	1,143
Cash, cash equivalents and restricted cash, end of period	$1,086	$959

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$982	$830
Restricted cash	85	111
Restricted and escrow cash included in other long-term assets, net	19	18
Total cash, cash equivalents and restricted cash	$1,086	$959

	Six Months Ended June 30,
(In millions)	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid for debt	$405	$525
Cash interest paid for rent related to financing obligations	672	660
Income taxes paid, net	58	20
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	126	275
Acquisition of intangible assets	—	26
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
Description of Business
The Company owns, leases, brands or manages an aggregate of 53 domestic properties in 18 states with approximately 51,900 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 45,900 hotel rooms as of June 30, 2025. In addition, the Company has other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its gaming operations, which includes its casino properties, retail and online sports betting, and online gaming. Additionally, the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and online sports betting, iGaming, horse racing and online poker are included under the Caesars Digital segment. The Company operates retail and online sports wagering in 33 jurisdictions in North America, 26 of which offer online sports betting, and operates iGaming in five jurisdictions in North America as of June 30, 2025. The Company operates the Caesars Sportsbook app, the Caesars Racebook app, the Caesars Palace Online Casino app and the Horseshoe Online Casino app which initially launched in October 2024. The Company also expects to continue to grow its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and iGaming.
Divestiture
The Company periodically divests assets that it may not consider core to its business to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities.
On December 12, 2024, the Company closed the sale of the LINQ Promenade to a joint venture between TPG Real Estate and the Investment Management Platform of Acadia Realty Trust for $275 million. The LINQ Promenade was reported within the Las Vegas segment. For the three and six months ended June 30, 2024, the operations of the LINQ Promenade resulted in $6 million and $12 million of net revenues, respectively, and $4 million and $8 million of net income, respectively.
On October 29, 2024, the Company closed the sale of the World Series of Poker (“WSOP”) trademark to NSUS Group Inc. for total consideration of $500 million, which included a $250 million note receivable. In July 2025, the Company monetized $225 million of notes receivable and applied the proceeds to the redemption of outstanding debt. See Note 6.

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
The presentation of financial information herein for the periods after the divestiture of the LINQ Promenade is not fully comparable to the periods prior to such divestiture. See Note 1.
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
We consider ourselves the primary beneficiary of a VIE when we have both the power to direct the activities that most significantly affect the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. We review investments, if a reconsideration event occurs, to determine if the investment qualifies, or continues to qualify, as a VIE. If we determine an investment qualifies, or no longer qualifies, as a VIE, there may be a material effect to our Financial Statements.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s deferred compensation plans. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1) and represent the amounts the Company would expect to receive if the Company sold these marketable securities. As of both June 30, 2025 and December 31, 2024, the Company held $2 million in Level 1 securities.
Derivative Instruments
The Company may enter into derivative instruments to hedge the risk of fluctuations in interest rates, foreign exchange rates or pricing for other commodities. These agreements are designated as cash flow hedges. As of June 30, 2025 and December 31, 2024, the Company did not hold any cash flow hedges or any derivative financial instruments for trading purposes.
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
Advertising
Advertising costs are expensed in the period the advertising first occurs. Advertising costs for the three months ended June 30, 2025 and 2024 were $49 million and $48 million, respectively, and for the six months ended June 30, 2025 and 2024 totaled $109 million and $112 million, respectively, and are included within operating expenses. Advertising costs related to the Caesars Digital segment are primarily recorded in Casino expense.
Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Interest expense	$587	$614	$1,169	$1,221
Capitalized interest	(1)	(18)	(3)	(33)
Interest income	(7)	(2)	(13)	(4)
Total interest expense, net	$579	$594	$1,153	$1,184
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3. Property and Equipment

(In millions)	June 30, 2025	December 31, 2024
Land	$2,058	$2,059
Buildings, riverboats, and leasehold and land improvements	15,108	14,866
Furniture, fixtures, and equipment	3,025	2,880
Construction in progress	216	167
Total property and equipment	20,407	19,972
Less: accumulated depreciation	(5,761)	(5,160)
Total property and equipment, net	$14,646	$14,812
A portion of our property and equipment is subject to various operating leases for which we are the lessor. Leased property includes our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Depreciation expense	$331	$293	$655	$584
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease.
Note 4. Goodwill and Intangible Assets, net
The Company evaluates for impairment annually on October 1 of each year, or whenever events or circumstances make it more likely than not that an impairment may have occurred. When such events or circumstances are noted, the Company then compares estimated future cash flows, discounted, to the carrying value of the asset. If the discounted cash flows exceed the carrying value, no impairment is recorded. Impairment charges are presented on the statements of operations.
During the three and six months ended June 30, 2025, the Company did not recognize any impairment charges. During the three and six months ended June 30, 2024, the Company recognized impairment charges in our Regional segment related to trademarks, gaming rights and goodwill totaling $118 million.

Changes in Carrying Value of Goodwill and Other Intangible Assets
		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
Balances as of December 31, 2024	$856	$10,601	$3,277
Amortization expense	(66)	—	—
Other	1	—	—
Balances as of June 30, 2025	$791	$10,601	$3,277

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	June 30, 2025				December 31, 2024
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	3 - 7 years	$593	$(463)	$130	$593	$(432)	$161
Gaming rights and other	10 - 34 years	262	(49)	213	262	(42)	220
Trademarks	15 years	313	(118)	195	313	(109)	204
Reacquired rights	24 years	250	(43)	207	250	(38)	212
Technology	3 - 6 years	129	(83)	46	129	(70)	59
		$1,547	$(756)	791	$1,547	$(691)	856

Non-amortizing intangible assets other than Goodwill
Trademarks				1,771			1,771
Gaming rights				983			983
Caesars Rewards				523			523
				3,277			3,277
Total amortizing and non-amortizing intangible assets other than Goodwill, net				$4,068			$4,133
Amortization expense with respect to intangible assets totaled $33 million for both the three months ended June 30, 2025 and 2024, and for the six months ended June 30, 2025 and 2024 totaled $66 million and $69 million, respectively, which is included in Depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2025	Years Ended December 31,
(In millions)		2026	2027	2028	2029	2030
Estimated amortization expense	$66	$132	$86	$45	$44	$44
Note 5. Litigation, Commitments and Contingencies
Litigation
General
We are party to various legal proceedings, which have arisen in the normal course of our business. Such proceedings can be costly, time consuming, unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings will not materially impact our consolidated financial condition or results of operations. Estimated losses are accrued for these proceedings when the loss is probable and can be estimated. While we maintain insurance coverage that we believe is adequate to mitigate certain risks of such proceedings, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters. The current liability for the estimated losses associated with these proceedings is not material to our consolidated financial condition and changes in such estimates are not expected to have a material impact on our results of operations.
Contractual Commitments
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Some of the agreements provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of June 30, 2025 and December 31, 2024, obligations related to these agreements were $372 million and $421 million, respectively, with contracts extending through 2040. These obligations are composed of various third-party agreements which have been entered into by the Company for certain of our Las Vegas and Regional properties, or our Caesars Digital segment. The agreements include leasing of event suites that are generally considered short-term leases for which the Company does not record a right of use asset or lease liability. The Company recognizes expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability was $214 million and $204 million as of June 30, 2025 and December 31, 2024, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.
Note 6. Long-Term Debt

	June 30, 2025				December 31, 2024
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Revolving Credit Facility	2028	variable	$—	$—	$—
CEI Term Loan A	2028	variable	656	655	673
CVA Revolving Credit Facility	2029	variable	—	—	—
CVA Delayed Draw Term Loan	2029	variable	321	315	288
CEI Term Loan B	2030	variable	2,043	2,011	2,021
CEI Term Loan B-1	2031	variable	2,864	2,832	2,844
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,984	1,982
CEI Senior Secured Notes due 2032	2032	6.50%	1,500	1,485	1,484
Unsecured Debt
CEI Senior Notes due 2027	2027	8.125%	546	542	542
CEI Senior Notes due 2029	2029	4.625%	1,200	1,191	1,190
CEI Senior Notes due 2032	2032	6.00%	1,100	1,086	1,086
Special Improvement District Bonds	2037	4.30%	40	40	42
Long-term notes and other payables			2	2	2
Total debt			12,272	12,143	12,154
Current portion of long-term debt			(110)	(110)	(109)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(10)	(12)
Long-term debt			$12,162	$12,023	$12,033

Unamortized discounts and deferred finance charges				$139	$152
Fair value			$12,310

Annual Estimated Debt Service Requirements as of June 30, 2025
	Remaining	Years Ended December 31,
(In millions)	2025	2026	2027 (a)	2028	2029	Thereafter	Total
Annual maturities of long-term debt	$54	$110	$656	$639	$1,515	$9,298	$12,272
Estimated interest payments	400	740	720	650	640	710	3,860
Total debt service obligation (b)	$454	$850	$1,376	$1,289	$2,155	$10,008	$16,132
____________________
(a)Maturities of $546 million in 2027 were repaid with borrowings under the CEI Revolving Credit Facility and proceeds received from the partial repayment and sale of notes receivable related to our previously disclosed WSOP trademark sale. See “CEI Senior Notes due 2027” below.
(b)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking SOFR curve, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of June 30, 2025 includes the principal payments on the term loans, special improvement district bonds, and other unsecured borrowings that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.

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
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $7 million for both the three months ended June 30, 2025 and 2024, and $13 million and $15 million for the six months ended June 30, 2025 and 2024, respectively, and is included in interest expense.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of June 30, 2025 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
On October 5, 2022, Caesars entered into an amendment to the CEI Credit Agreement pursuant to which the Company incurred a senior secured term loan in an aggregate principal amount of $750 million (the “CEI Term Loan A”) as a new term loan under the credit agreement and made certain other amendments to the CEI Credit Agreement. The CEI Term Loan A will mature on January 31, 2028. The CEI Term Loan A requires scheduled quarterly payments in amounts equal to 1.25% of the original aggregate principal amount of the CEI Term Loan A, with the balance payable at maturity.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
During the six months ended June 30, 2025, the Company utilized and fully repaid the CEI Revolving Credit Facility. Such activity is presented in the financing section in the Statements of Cash Flows. As of June 30, 2025, the Company had $2.1 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $90 million in outstanding letters of credit, $46 million committed for regulatory purposes, and the reserves described above.
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
The CVA Delayed Draw Term Loan requires quarterly principal payments which began on June 30, 2025. The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan are subject to a variable rate of interest based on Term SOFR plus an applicable margin. The CVA Revolving Credit Facility includes a $10 million letter of credit sub-facility. As of June 30, 2025, there was $75 million of remaining available borrowing capacity under the CVA Delayed Draw Term Loan and $25 million of available borrowing capacity under the CVA Revolving Credit Facility.
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
On July 8, 2025, the Company fully redeemed all of the $546 million outstanding principal amount of the CEI Senior Notes due 2027 and paid the related accrued interest and expenses with borrowings under the CEI Revolving Credit Facility and proceeds received from the partial repayment and sale of $225 million of notes receivable related to the previously disclosed WSOP trademark sale. As a result of the early repayment, the Company recognized approximately $4 million of loss on extinguishment of debt.

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
The CEI Revolving Credit Facility and the CEI Term Loan A include a maximum net total leverage ratio financial covenant of 6.50:1. In addition, the CEI Revolving Credit Facility and the CEI Term Loan A include a minimum fixed charge coverage ratio financial covenant of 2.0:1. From and after the repayment of the CEI Term Loan A, the financial covenants applicable to the CEI Revolving Credit Facility will be tested solely to the extent that certain testing conditions are satisfied. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt agreement.
The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan contain covenants which are standard and customary for this type of agreement, including a maximum net total leverage ratio financial covenant of 4:1 and a minimum fixed charge coverage ratio financial covenant of 1.05:1, applicable to the operations of Caesars Virginia,.
As of June 30, 2025, the Company was in compliance with all of the applicable financial covenants described above.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$292	$1,045	$331	$—	$—	$1,668
Food and beverage	278	150	—	—	—	428
Hotel	346	163	—	—	—	509
Other	138	77	12	74	1	302
Net revenues	$1,054	$1,435	$343	$74	$1	$2,907

	Three Months Ended June 30, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$296	$1,017	$246	$—	$(2)	$1,557
Food and beverage	296	139	—	—	—	435
Hotel	357	157	—	—	—	514
Other	152	72	30	70	—	324
Net revenues	$1,101	$1,385	$276	$70	$(2)	$2,830

	Six Months Ended June 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$535	$2,075	$655	$—	$(3)	$3,262
Food and beverage	564	299	—	—	—	863
Hotel	689	302	—	—	—	991
Other	269	147	23	141	5	585
Net revenues	$2,057	$2,823	$678	$141	$2	$5,701

	Six Months Ended June 30, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$535	$2,048	$512	$—	$(3)	$3,092
Food and beverage	583	274	—	—	—	857
Hotel	719	288	—	—	—	1,007
Other	292	140	46	138	—	616
Net revenues	$2,129	$2,750	$558	$138	$(3)	$5,572

Accounts Receivable, Net
(In millions)	June 30, 2025	December 31, 2024
Casino	$179	$206
Food and beverage and hotel	117	107
Other	191	157
Accounts receivable, net	$487	$470
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
The following table summarizes the activity related to contract and contract related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2025	2024	2025	2024	2025	2024
Balance at January 1	$47	$42	$79	$86	$549	$693
Balance at June 30	39	41	86	86	586	659
Increase / (decrease)	$(8)	$(1)	$7	$—	$37	$(34)
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended June 30, 2025 and 2024, we recognized lease revenue of approximately $509 million and $514 million, respectively, and during the six months ended June 30, 2025 and 2024, we recognized approximately $991 million and $1.0 billion, respectively, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statements of Operations and during the three months ended June 30, 2025 and 2024, lease revenue related to conventions was approximately $14 million and $12 million, respectively, and during the six months ended June 30, 2025 and 2024, lease revenue related to conventions was approximately $29 million and $25 million, respectively.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended June 30, 2025 and 2024, we recognized approximately $32 million and $37 million, respectively, and during the six months ended June 30, 2025 and 2024, we recognized approximately $61 million and $72 million, respectively, of real estate lease revenue.
Real estate lease revenue includes $15 million of variable rental income for both the three months ended June 30, 2025 and 2024, and $29 million and $28 million for the six months ended June 30, 2025 and 2024, respectively.
Note 8. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Net loss attributable to Caesars	$(82)	$(122)	$(197)	$(280)
Shares outstanding:
Weighted average shares outstanding – basic	209	216	210	216
Weighted average shares outstanding – diluted	209	216	210	216

Net loss per common share attributable to common stockholders – basic:	$(0.39)	$(0.56)	$(0.93)	$(1.29)
Net loss per common share attributable to common stockholders – diluted:	$(0.39)	$(0.56)	$(0.93)	$(1.29)

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
For a period in which the Company generated a net loss attributable to Caesars, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

Weighted-Average Number of Anti-Dilutive Shares Excluded from the Calculation of Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Stock-based compensation awards	5	4	5	4
Total anti-dilutive common stock	5	4	5	4
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
Total stock-based compensation expense in the accompanying Statements of Operations totaled $24 million during both the three months ended June 30, 2025 and 2024, and $50 million and $49 million during the six months ended June 30, 2025 and 2024, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (the “2015 Plan”)
During the six months ended June 30, 2025, as part of the annual incentive program, the Company granted 2.2 million RSUs to eligible participants with an aggregate fair value of $76 million and generally vest ratably on each anniversary over three years from the grant date. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
During the six months ended June 30, 2025, the Company also granted 232 thousand PSUs to eligible participants with an aggregate fair value of $7 million that are primarily scheduled to cliff vest after three years from the date of grant. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions and terms of the underlying award granted. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached.
In addition, during the six months ended June 30, 2025, the Company granted 348 thousand MSUs to eligible participants with an aggregate fair value of $16 million that are primarily scheduled to cliff vest after three years from the date of grant. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions and terms of the underlying award granted. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.
During the six months ended June 30, 2025, 1.1 million, 80 thousand and 107 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 Plan.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Outstanding at End of Period

	June 30, 2025		December 31, 2024
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Restricted stock units	3,601,705	$39.23	2,668,811	$47.64
Performance stock units	518,401	28.39	397,156	33.42
Market-based stock units	1,052,454	61.11	1,096,104	73.15
____________________
(a)Represents the weighted-average grant date fair value for RSUs, weighted-average grant date fair value for PSUs where the grant date has been achieved, the price of CEI common stock as of the balance sheet date for PSUs where a grant date has not been achieved, and the grant date fair value of the MSUs determined using the Monte-Carlo simulation model.
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component, net of tax, for the periods through June 30, 2025 and 2024 are shown below.

(In millions)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2023	$97
Foreign currency and other	(1)
Total other comprehensive loss, net of tax	(1)
Balances as of March 31, 2024	96
Foreign currency and other	—
Total other comprehensive income (loss), net of tax	—
Balances as of June 30, 2024	$96

Balances as of December 31, 2024	$96
Foreign currency and other	—
Total other comprehensive income (loss), net of tax	—
Balances as of March 31, 2025	96
Foreign currency and other	2
Total other comprehensive income, net of tax	2
Balances as of June 30, 2025	$98
Share Repurchase Program
On October 2, 2024, the Company announced that its Board authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. In April 2025, the Company acquired 4,188,466 shares of our common stock at an aggregate value of $100 million, at an average of $23.84 per share, excluding commissions or applicable excise tax. As of June 30, 2025, we are authorized to repurchase up to $350 million of common stock under the 2024 Share Repurchase Program. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that the Company is required to repurchase under the 2024 Share Repurchase Program. All share repurchases under the 2024 Share Repurchase Program are retired upon repurchase.
Note 10. Income Taxes
On July 4, 2025, a new tax policy was enacted into law. The new tax policy makes permanent key elements of the Tax Cuts and Jobs Act from 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. As a result of the enactment of the legislation, the Company expects a favorable impact to tax expense during the remainder of 2025, primarily related to changes in the business interest expense limitation. The Company continues to evaluate the impact of the new tax policy and is not able to quantify the impact on the Financial Statements at this time.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three and six months ended June 30, 2025 and 2024. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate (“AETR”), and therefore, the AETR method would not provide a reliable estimate.

Income Tax Allocation
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Loss before income taxes	$(52)	$(92)	$(139)	$(219)
Provision for income taxes	(13)	(10)	(24)	(25)
Effective tax rate	(25.0)%	(10.9)%	(17.3)%	(11.4)%
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
The income tax provision for the three and six months ended June 30, 2025 and 2024 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
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
Note 11. Related Party and Affiliate Transactions
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Resort Casino Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) (the “CSY Lease”). CSY is a general partnership in which a trust has an approximate 27% interest. The Company’s Executive Chairman of the Board, Gary L. Carano, and his siblings are direct or indirect beneficiaries of the trust. The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations of 1 to 2 percent through the term of the lease. Commensurate with its interest, the trust receives directly from the Company approximately 27% of the rent paid by the Company. As of June 30, 2025 and December 31, 2024, there were no amounts due to or from CSY.
CVA Holdco, LLC
In May 2023, the Company entered into a joint venture, CVA Holdco, LLC, with the Eastern Band of Cherokee Indians (“EBCI”) to construct, own and operate a gaming facility in Danville, Virginia (“Caesars Virginia”). Caesars Virginia opened in a temporary facility on May 15, 2023 followed by the completion of construction and opening of the permanent facility on December 17, 2024. As the managing member, the Company operates the business and has managed the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. The Company holds a 50.0% variable interest in the joint venture and is the primary beneficiary; as such, the joint venture’s operations are included in the Financial Statements, with a minority interest recorded reflecting the operations attributed to the other partner. The Company participates ratably, based on ownership percentage, in the profits and losses of the joint venture. During the six months ended June 30, 2025, the Company made distributions totaling $30 million to the partner.

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

Investment in Pompano Joint Venture
(In millions)
Balance as of December 31, 2024	$119
Distributions	(23)
Equity in earnings	1
Balance as of June 30, 2025	$97

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
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of June 30, 2025:

Las Vegas	Regional		Managed and Branded
Caesars Palace Las Vegas	Caesars Atlantic City	Harrah’s Pompano Beach	Managed
The Cromwell	Caesars New Orleans	Horseshoe Baltimore	Harrah’s Ak-Chin
Flamingo Las Vegas	Caesars Republic Lake Tahoe	Horseshoe Black Hawk	Harrah’s Cherokee
Harrah’s Las Vegas	Caesars Virginia	Horseshoe Bossier City	Harrah’s Cherokee Valley River
Horseshoe Las Vegas	Circus Circus Reno	Horseshoe Council Bluffs	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Eldorado Gaming Scioto Downs	Horseshoe Hammond	Caesars Windsor
Paris Las Vegas	Eldorado Resort Casino Reno	Horseshoe Indianapolis	Branded
Planet Hollywood Resort & Casino	Grand Victoria Casino	Horseshoe Lake Charles	Caesars Republic Scottsdale
	Harrah’s Atlantic City	Horseshoe St. Louis	Caesars Southern Indiana
Caesars Digital	Harrah’s Columbus Nebraska	Horseshoe Tunica	Harrah’s Northern California
Caesars Digital	Harrah’s Council Bluffs	Isle Casino Bettendorf
	Harrah’s Gulf Coast	Isle of Capri Casino Boonville
	Harrah’s Hoosier Park Racing & Casino	Isle of Capri Casino Lula
	Harrah’s Joliet	Isle Casino Waterloo
	Harrah’s Lake Tahoe	Lady Luck Casino - Black Hawk
	Harrah’s Laughlin	Silver Legacy Resort Casino
	Harrah’s Metropolis	Trop Casino Greenville
	Harrah’s North Kansas City	Tropicana Atlantic City
	Harrah’s Philadelphia	Tropicana Laughlin Hotel & Casino
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Las Vegas:
Net revenues	$1,054	$1,101	$2,057	$2,129
Adjusted EBITDA	469	514	902	954
Regional:
Net revenues	1,435	1,385	2,823	2,750
Adjusted EBITDA	439	469	879	902
Caesars Digital:
Net revenues	343	276	678	558
Adjusted EBITDA	80	40	123	45
Managed and Branded:
Net revenues	74	70	141	138
Adjusted EBITDA	17	17	33	35
Corporate and Other:
Net revenues	1	(2)	2	(3)
Adjusted EBITDA	(50)	(40)	(98)	(83)
Disaggregation of Certain Significant Expenses by Segment

	Three Months Ended June 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$1,054	$1,435	$343	$74	$1	$2,907

Gaming taxes	(32)	(320)	(80)	—	—
Labor expense	(313)	(309)	—	—	—

Other segment expenses (a)	(240)	(367)	(183)	(57)	(51)

Adjusted EBITDA	$469	$439	$80	$17	$(50)	$955

	Three Months Ended June 30, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$1,101	$1,385	$276	$70	$(2)	$2,830

Gaming taxes	(34)	(300)	(70)	—	—
Labor expense	(299)	(280)	—	—	—

Other segment expenses (a)	(254)	(336)	(166)	(53)	(38)

Adjusted EBITDA	$514	$469	$40	$17	$(40)	$1,000

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$2,057	$2,823	$678	$141	$2	$5,701

Gaming taxes	(62)	(621)	(166)	—	—
Labor expense	(614)	(609)	—	—	—

Other segment expenses (a)	(479)	(714)	(389)	(108)	(100)

Adjusted EBITDA	$902	$879	$123	$33	$(98)	$1,839

	Six Months Ended June 30, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$2,129	$2,750	$558	$138	$(3)	$5,572

Gaming taxes	(64)	(606)	(148)	—	—
Labor expense	(589)	(572)	—	—	—

Other segment expenses (a)	(522)	(670)	(365)	(103)	(80)

Adjusted EBITDA	$954	$902	$45	$35	$(83)	$1,853
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net loss attributable to Caesars	$(82)	$(122)	$(197)	$(280)
Net income attributable to noncontrolling interests	17	20	34	36
Provision for income taxes	13	10	24	25
Other (income) loss (a)	(1)	1	—	(25)
Loss on extinguishment of debt	—	3	—	51
Interest expense, net	579	594	1,153	1,184
Depreciation and amortization	364	326	721	653
Impairment charges (b)	—	118	—	118
Transaction costs and other, net (c)	41	26	54	42
Stock-based compensation expense	24	24	50	49
Adjusted EBITDA	$955	$1,000	$1,839	$1,853

Adjusted EBITDA by Segment:
Las Vegas	$469	$514	$902	$954
Regional	439	469	879	902
Caesars Digital	80	40	123	45
Managed and Branded	17	17	33	35
Corporate and Other	(50)	(40)	(98)	(83)
____________________
(a)Other (income) loss for the six months ended June 30, 2024 primarily represents a change in the estimate of our disputed claims liability.
(b)Impairment charges for the three and six months ended June 30, 2024 includes impairment within our Regional segment as a result of a decrease in projected cash flows at certain properties primarily due to localized competition.
(c)Transaction costs and other, net primarily includes costs related to non-cash losses on the write down and disposal of assets, certain non-recurring litigation reserves, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with new property openings and non-cash changes in equity method investments.

Capital Expenditures, Net - By Segment
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Las Vegas	$56	$56	$93	$111
Regional	140	234	299	410
Caesars Digital	21	25	43	49
Corporate and Other	13	14	18	23
Total	$230	$329	$453	$593

Total Assets - By Segment
(In millions)	June 30, 2025	December 31, 2024
Las Vegas	$25,566	$25,040
Regional	14,571	15,664
Caesars Digital	1,226	1,262
Managed and Branded	315	282
Corporate and Other (a)	(9,200)	(9,658)
Total	$32,478	$32,590
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2024 Annual Report.
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
We own, lease or manage an aggregate of 53 domestic properties in 18 states with approximately 51,900 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 45,900 hotel rooms as of June 30, 2025. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Our primary source of revenue is generated by our gaming operations, which includes our casino properties, retail and online sports betting, and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of June 30, 2025, we owned 22 of our casinos and leased 24 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to a regional lease, a Las Vegas lease and a Joliet lease (the “VICI Leases”). In addition, we lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease associated with our Horseshoe St. Louis property (together with the GLPI Master Lease, the “GLPI Leases”).

We operate and conduct retail and online sports wagering across 33 jurisdictions in North America, 26 of which offer online sports betting. Additionally, we operate iGaming in five jurisdictions in North America. The map below illustrates Caesars Digital’s presence as of June 30, 2025:

ON
WA
MT
ND
MN
ME
OR
ID
SD
WI
VT
NH
NY
MA
CT
RI
WY
MI
IA
PA
NJ
NE
NV
UT
CO
IL
IN
OH
DE
WV
MD
DC
CA
KS
MO
KY
VA
TN
NC
OK
AZ
NM
AR
SC
MS
AL
GA
TX
LA
FL
Online Sports Betting
Online Sports Betting & iGaming
Retail Only

Jurisdictions Not Presented Above:

- The Bahamas
- Puerto Rico

We have a partnership with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and operate the Caesars Racebook app in 22 states as of June 30, 2025. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
We continue to expand our Caesars Digital footprint into other states with the Caesars Sportsbook, Caesars Racebook and iGaming mobile apps as jurisdictions legalize or provide necessary approvals. No customers under 21 years old are allowed to wager on any of the Caesars Sportsbook, Caesars Racebook or iGaming mobile apps.
We periodically divest assets to raise capital or, in previous cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. The following is a summary of divestitures recently completed as of June 30, 2025:

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
During the six months ended June 30, 2025, we received distributions totaling $23 million and recorded $1 million of income related to the joint venture. As of June 30, 2025 and December 31, 2024, our investment in the joint venture was $97 million and $119 million, respectively.
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
Key Performance Metrics
Our primary source of revenue is generated by our gaming operations, which includes our casino properties, retail and online sports betting, and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment venues, retail shops, racing and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers staying at, or visiting, our properties and using our sports betting, horse racing and iGaming applications.
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

Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results for the three and six months ended June 30, 2025 and 2024:
•Economic Factors Impacting Discretionary Spending – Gaming and other leisure activities we offer represent discretionary expenditures that may be sensitive to economic downturns, which impact the behavior among the components of our customer mix differently. We monitor current and recent trends, including inflation, interest rates, global hostilities, trade tension and related actions, such as the imposition of tariffs between the United States and other countries, and the associated effects, if any, on travel, visitation, our customers, and our operations.
•Debt Transactions – We refinanced and extended the maturities of outstanding debt in the amount of $4.4 billion in February 2024. We reduced interest rate margins for both the CEI Term Loan B and CEI Term Loan B-1 in May 2024. Refinancing activities resulted in loss on the early extinguishment of debt on the Statements of Operations of $3 million and $51 million for the three and six months ended June 30, 2024, respectively.
•Impairment Charges – During the three and six months ended June 30, 2025, we did not recognize any impairment charges. During the three and six months ended June 30, 2024, we recognized impairment charges in our Regional segment related to trademarks, gaming rights and goodwill totaling $118 million.
•Subsequent Event – On July 8, 2025, we fully redeemed all of the $546 million outstanding principal amount of the CEI Senior Notes due 2027 and paid the related accrued interest and expenses with borrowings under the CEI Revolving Credit Facility and proceeds received from the partial repayment and sale of $225 million of notes receivable related to the previously disclosed WSOP trademark sale.
Results of Operations
The following table highlights the results of our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Net revenues:
Las Vegas	$1,054	$1,101	$2,057	$2,129
Regional	1,435	1,385	2,823	2,750
Caesars Digital	343	276	678	558
Managed and Branded	74	70	141	138
Corporate and Other (a)	1	(2)	2	(3)
Total	$2,907	$2,830	$5,701	$5,572

Net loss	$(65)	$(102)	$(163)	$(244)

Adjusted EBITDA (b):
Las Vegas	$469	$514	$902	$954
Regional	439	469	879	902
Caesars Digital	80	40	123	45
Managed and Branded	17	17	33	35
Corporate and Other (a)	(50)	(40)	(98)	(83)
Total	$955	$1,000	$1,839	$1,853

Net loss margin	(2.2)%	(3.6)%	(2.9)%	(4.4)%
Adjusted EBITDA margin	32.9%	35.3%	32.3%	33.3%
____________________
(a)Corporate and Other includes revenues related to certain licensing arrangements and various revenue sharing agreements and includes eliminations of transactions among segments to reconcile to the Company’s consolidated results. Corporate and Other Adjusted EBITDA includes corporate overhead costs, which consist of certain expenses, such as: payroll, professional fees, cybersecurity and other general and administrative expenses.
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the three and six months ended June 30, 2025 and 2024” discussion later in this MD&A for a description of Adjusted EBITDA and a reconciliation of net income (loss) attributable to Caesars to Adjusted EBITDA.

Consolidated comparison of the three and six months ended June 30, 2025 and 2024
Net Revenues
Net revenues were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Casino	$1,668	$1,557	$111	7.1%	$3,262	$3,092	$170	5.5%
Food and beverage	428	435	(7)	(1.6)%	863	857	6	0.7%
Hotel	509	514	(5)	(1.0)%	991	1,007	(16)	(1.6)%
Other	302	324	(22)	(6.8)%	585	616	(31)	(5.0)%
Net revenues	$2,907	$2,830	$77	2.7%	$5,701	$5,572	$129	2.3%
Consolidated net revenues increased for the three and six months ended June 30, 2025, as compared to the same prior year periods, due to a significant increase in iGaming handle coupled with improved iGaming hold and higher hold in sports betting in our Caesars Digital segment. Net revenues in the Las Vegas segment were down slightly primarily due to lower non-gaming revenue, consistent with visitation trends city-wide, as compared to the three and six months ended June 30, 2024. Net revenues in the Regional segment increased primarily due to increased visitation driven by the opening of expanded amenities at our recently completed development projects of Caesars Virginia and Caesars New Orleans.
Operating Expenses
Operating expenses were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Casino	$887	$817	$70	8.6%	$1,748	$1,669	$79	4.7%
Food and beverage	275	266	9	3.4%	550	529	21	4.0%
Hotel	155	139	16	11.5%	306	276	30	10.9%
Other	105	100	5	5.0%	200	194	6	3.1%
General and administrative	477	465	12	2.6%	960	965	(5)	(0.5)%
Corporate	84	80	4	5.0%	166	158	8	5.1%
Impairment charges	—	118	(118)	(100.0)%	—	118	(118)	(100.0)%
Depreciation and amortization	364	326	38	11.7%	721	653	68	10.4%
Transaction and other costs, net	34	13	21	161.5%	36	19	17	89.5%
Total operating expenses	$2,381	$2,324	$57	2.5%	$4,687	$4,581	$106	2.3%
Casino expenses consist principally of salaries and wages associated with our gaming operations, gaming taxes and marketing and advertising costs attributable to our Caesars Digital segment. Food and beverage expenses consist principally of salaries and wages and costs of goods sold associated with our food and beverage operations. Hotel expenses consist principally of salaries and wages and supplies associated with our hotel operations. Other expenses consist principally of salaries and wages, costs of goods sold associated with our retail operations, entertainment costs, including professional talent fees, reimbursable management costs (described below) and other operations.
Casino expenses increased for the three and six months ended June 30, 2025, as compared to the same prior year periods. Casino expenses rose in connection with increased revenues in our Caesars Digital segment and targeted customer reinvestment in certain competitive markets in our Regional segment. Increased casino expenses were partially offset by decreased marketing expenses in our Las Vegas segment associated with the Super Bowl held in Las Vegas in the first quarter of 2024. Food and beverage and hotel expenses have increased due to incremental wages associated with the opening of Caesars Virginia’s permanent facility and the completed expansion of Caesars New Orleans, as well as higher union and non-union wages. We continue to focus on labor efficiencies across the enterprise to manage increased labor costs.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal, internal audit, property taxes and marketing expenses indirectly related to our gaming and non-gaming operations.

Corporate expenses include unallocated expenses such as payroll, inclusive of the annual bonus, stock-based compensation, professional fees, cybersecurity and other various expenses not directly related to the Company’s operations.
Impairment charges were recorded within our Regional segment in June 2024 as a result of a decrease in projected future cash flows at certain properties primarily due to localized competition.
Depreciation and amortization expenses increased for the three and six months ended June 30, 2025 as compared to the same prior year periods, primarily related to recently completed construction projects.
Transaction and other costs, net primarily includes non-cash losses on the write down and disposal of assets, certain non-recurring litigation reserves, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with our new property openings and non-cash changes in equity method investments. Transaction and other costs, net increased for the three and six months ended June 30, 2025 as compared to the same prior year periods, primarily due to litigation reserves.
Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Interest expense, net	$(579)	$(594)	$15	2.5%	$(1,153)	$(1,184)	$31	2.6%
Loss on extinguishment of debt	—	(3)	3	100.0%	—	(51)	51	100.0%
Other income (loss)	1	(1)	2	*	—	25	(25)	(100.0)%
Provision for income taxes	(13)	(10)	(3)	(30.0)%	(24)	(25)	1	4.0%
____________________
*    Not meaningful.
Interest expense, net decreased for the three and six months ended June 30, 2025, as compared to the same prior year periods, primarily due a reduction in outstanding debt.
For the six months ended June 30, 2024, loss on extinguishment of debt was primarily related to the prepayments of the CEI Senior Secured Notes due 2025, the Caesars Resort Collection (“CRC”) Senior Secured Notes, and the partial prepayment of the CEI Term Loan B.
Other income (loss) for the six months ended June 30, 2024 primarily represents a change in the estimate of our disputed claims liability.
The income tax provision for the three and six months ended June 30, 2025 and 2024 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense. As a result of the enactment of a new tax policy on July 4, 2025, the Company expects a favorable impact to tax expense during the remainder of 2025, primarily related to changes in the business interest expense limitation. However, as our assessment is ongoing, the Company is not able to quantify the impact on the Financial Statements at this time.

Segment comparison of the three and six months ended June 30, 2025 and 2024
Las Vegas Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Net revenues:
Casino	$292	$296	$(4)	(1.4)%	$535	$535	$—	—%
Food and beverage	278	296	(18)	(6.1)%	564	583	(19)	(3.3)%
Hotel	346	357	(11)	(3.1)%	689	719	(30)	(4.2)%
Other	138	152	(14)	(9.2)%	269	292	(23)	(7.9)%
Net revenues	$1,054	$1,101	$(47)	(4.3)%	$2,057	$2,129	$(72)	(3.4)%

Table games drop	$740	$779	$(39)	(5.0)%	$1,484	$1,621	$(137)	(8.5)%
Table games hold %	21.1%	21.9%		(0.8) pts	20.1%	20.0%		0.1 pts
Slot handle	$2,538	$2,583	$(45)	(1.7)%	$5,110	$5,132	$(22)	(0.4)%

Hotel occupancy	96.8%	98.7%		(1.9) pts	96.5%	98.2%		(1.7) pts

Adjusted EBITDA	$469	$514	$(45)	(8.8)%	$902	$954	$(52)	(5.5)%
Adjusted EBITDA margin	44.5%	46.7%		(2.2) pts	43.9%	44.8%		(0.9) pts

Net income attributable to Caesars	$212	$272	$(60)	(22.1)%	$389	$470	$(81)	(17.2)%
Our Las Vegas segment’s net revenues, net income, Adjusted EBITDA and Adjusted EBITDA margin decreased for the three and six months ended June 30, 2025, as compared to the same prior year periods, primarily due to a decline in non-gaming revenues, consistent with visitation trends city-wide, as compared to the three and six months ended June 30, 2024. In addition, other revenue declined as compared to the same prior year periods primarily due to the sale of the LINQ Promenade during the fourth quarter of 2024.
Slot win percentage in the Las Vegas segment for the three and six months ended June 30, 2025 was within our typical range.
Regional Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Net revenues:
Casino	$1,045	$1,017	$28	2.8%	$2,075	$2,048	$27	1.3%
Food and beverage	150	139	11	7.9%	299	274	25	9.1%
Hotel	163	157	6	3.8%	302	288	14	4.9%
Other	77	72	5	6.9%	147	140	7	5.0%
Net revenues	$1,435	$1,385	$50	3.6%	$2,823	$2,750	$73	2.7%

Table games drop	$1,063	$965	$98	10.2%	$2,156	$1,980	$176	8.9%
Table games hold %	20.8%	21.1%		(0.3) pts	20.8%	21.2%		(0.4) pts
Slot handle	$10,917	$10,186	$731	7.2%	$21,361	$20,402	$959	4.7%

Adjusted EBITDA	$439	$469	$(30)	(6.4)%	$879	$902	$(23)	(2.5)%
Adjusted EBITDA margin	30.6%	33.9%		(3.3) pts	31.1%	32.8%		(1.7) pts

Net income (loss) attributable to Caesars	$(11)	$(51)	$40	78.4%	$9	$(10)	$19	*
____________________
*    Not meaningful.

Our Regional segment’s net revenues improved for the three and six months ended June 30, 2025, as compared to the same prior year periods, primarily due to the positive results driven by our recently completed Caesars Virginia and Caesars New Orleans development projects. These increases were partially offset by the continued impact of competition and inclement weather in several of our regional markets, as well as construction disruption in Lake Tahoe. Adjusted EBITDA and Adjusted EBITDA margin declined for the three and six months ended June 30, 2025, compared to the same prior year periods, primarily due to increased labor costs and additional targeted customer reinvestment in certain competitive markets. Net income (loss) increased primarily due to impairment charges in our Regional segment recognized in the second quarter of 2024, with no comparable charges in the current year.
Slot win percentage in the Regional segment for the three and six months ended June 30, 2025 was within our typical range.
Caesars Digital Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Net revenues:
Casino (a)	$331	$246	$85	34.6%	$655	$512	$143	27.9%
Other	12	30	(18)	(60.0)%	23	46	(23)	(50.0)%
Net revenues	$343	$276	$67	24.3%	$678	$558	$120	21.5%

Sports betting handle (b)	$2,493	$2,500	$(7)	(0.3)%	$5,621	$5,879	$(258)	(4.4)%
Sports betting hold %	8.9%	7.2%		1.7 pts	8.0%	6.9%		1.1 pts

iGaming handle	$4,705	$3,537	$1,168	33.0%	$9,193	$7,035	$2,158	30.7%
iGaming hold %	3.6%	3.3%		0.3 pts	3.6%	3.3%		0.3 pts

Adjusted EBITDA	$80	$40	$40	100.0%	$123	$45	$78	173.3%
Adjusted EBITDA margin	23.3%	14.5%		8.8 pts	18.1%	8.1%		10 pts

Net income (loss) attributable to Caesars	$39	$4	$35	*	$39	$(30)	$69	*
____________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and online poker of $72 million and $62 million for the three months ended June 30, 2025 and 2024, respectively, and $145 million and $148 million for the six months ended June 30, 2025 and 2024, respectively. Promotional and complimentary incentives for online poker were $5 million and $3 million for the three months ended June 30, 2025 and 2024, respectively, and $8 million and $6 million for the six months ended June 30, 2025 and 2024, respectively.
(b)Caesars Digital generated an additional $199 million of sports betting handle for both the three months ended June 30, 2025 and 2024 and $468 million and $478 million for the six months ended June 30, 2025 and 2024, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 11.2% and 9.4%, for the three months ended June 30, 2025 and 2024, respectively, and 11.1% and 9.6% for the six months ended June 30, 2025 and 2024, respectively. Sports betting handle includes $12 million and $11 million for the three months ended June 30, 2025 and 2024, respectively, and $22 million for both the six months ended June 30, 2025 and 2024 related to horse racing and pari-mutuel wagers.
Caesars Digital’s net revenues, net income (loss), Adjusted EBITDA, and Adjusted EBITDA margin improved significantly for the three and six months ended June 30, 2025, as compared to the same prior year periods, primarily due to higher iGaming handle and iGaming hold coupled with improved sports betting hold. The improved sports betting hold reflects the benefit of continued investment in our sports betting platform. Increases in both iGaming handle and iGaming hold are primarily attributed to the launch of Caesars Palace Online Casino in August 2023 and Horseshoe Online Casino app in October 2024.
As sports betting and online casinos expand through increased state or jurisdictional legalization, new product launches, and customer adoption, variations in hold percentages and increases in promotional and marketing expenses in highly competitive markets may negatively impact Caesars Digital’s net revenues, net income, Adjusted EBITDA and Adjusted EBITDA margin in comparison to current or prior periods.

Managed and Branded Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Net revenues:
Other	$74	$70	$4	5.7%	$141	$138	$3	2.2%
Net revenues	$74	$70	$4	5.7%	$141	$138	$3	2.2%

Adjusted EBITDA	$17	$17	$—	—%	$33	$35	$(2)	(5.7)%
Adjusted EBITDA margin	23.0%	24.3%		(1.3) pts	23.4%	25.4%		(2) pts

Net income attributable to Caesars	$18	$17	$1	5.9%	$34	$35	$(1)	(2.9)%
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

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Reimbursable management revenue	$55	$53	$2	3.8%	$106	$103	$3	2.9%
Reimbursable management costs	55	53	2	3.8%	106	103	3	2.9%
Corporate & Other

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Net revenues:
Casino	$—	$(2)	$2	100.0%	$(3)	$(3)	$—	—%
Other	1	—	1	*	5	—	5	*
Net revenues	$1	$(2)	$3	*	$2	$(3)	$5	*

Adjusted EBITDA	$(50)	$(40)	$(10)	(25.0)%	$(98)	$(83)	$(15)	(18.1)%
____________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Six Months Ended June 30, 2025 and 2024
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income and interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation expense, (gain) loss on extinguishment of debt, impairment charges, other (income) loss, net income (loss) attributable to noncontrolling interests, transaction costs associated with our acquisitions, developments, and divestitures, and non-cash changes in equity method investments. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, distributions to our noncontrolling interest owners and payments under our leases with affiliates of VICI and GLPI, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide Adjusted EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following table summarizes our Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024, respectively, in addition to reconciling net income (loss) attributable to Caesars to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net loss attributable to Caesars	$(82)	$(122)	$(197)	$(280)
Net income attributable to noncontrolling interests	17	20	34	36
Provision for income taxes	13	10	24	25
Other (income) loss (a)	(1)	1	—	(25)
Loss on extinguishment of debt	—	3	—	51
Interest expense, net	579	594	1,153	1,184
Impairment charges (b)	—	118	—	118
Depreciation and amortization	364	326	721	653
Transaction costs and other, net (c)	41	26	54	42
Stock-based compensation expense	24	24	50	49
Adjusted EBITDA	955	1,000	1,839	1,853
Pre-disposition Adjusted EBITDA (d)	—	(4)	—	(8)
Total Adjusted EBITDA	$955	$996	$1,839	$1,845
____________________
(a)Other (income) loss for the six months ended June 30, 2024 primarily represents a change in the estimate of our disputed claims liability.
(b)Impairment charges for the three and six months ended June 30, 2024 includes impairment within our Regional segment as a result of a decrease in projected cash flows at certain properties primarily due to localized competition.
(c)Transaction costs and other, net primarily includes costs related to non-cash losses on the write down and disposal of assets, certain non-recurring litigation reserves, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with our new property openings, and non-cash changes in equity method investments.
(d)Adjustment for pre-disposition results of operations reflecting the subtraction of results of operations for the LINQ Promenade prior to divestiture, for the relevant periods. Such figures are based on unaudited internal financial statements and have not been reviewed by the Company’s auditors for the periods presented. The additional financial information is included to enable the comparison of current results with results of prior periods.
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

As of June 30, 2025, our cash on hand and borrowing capacity was as follows:

(In millions)	June 30, 2025
Cash and cash equivalents	$982
Revolver capacity (a)	2,235
Revolver capacity committed to letters of credit	(90)
Revolver capacity committed as regulatory requirement	(46)
Total (b)	$3,081
____________________
(a)Revolver capacity includes $2.25 billion under the CEI Revolving Credit Facility, maturing in January 2028, and $25 million under the CVA Revolving Credit Facility, maturing on April 26, 2029, less $40 million reserved for specific purposes.
(b)Excludes approximately $75 million of additional borrowing available under the CVA Delayed Draw Term Loan.
During the six months ended June 30, 2025, our operating activities generated operating cash inflows of $680 million, as compared to operating cash inflows of $534 million during the six months ended June 30, 2024, primarily due to changes in working capital, coupled with the results of operations described above.
On October 2, 2024, we announced that our Board of Directors (“Board”) authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. In April 2025, we acquired 4,188,466 shares of our common stock at an aggregate value of $100 million, excluding commissions or applicable excise tax. As of June 30, 2025, we are authorized to repurchase up to $350 million of common stock under the 2024 Share Repurchase Program. See “Share Repurchase Program” below for details.
On July 8, 2025, we fully redeemed all of the $546 million outstanding principal amount of the CEI Senior Notes due 2027 and paid the related accrued interest and expenses with borrowings under the CEI Revolving Credit Facility and proceeds received from the partial repayment and sale of $225 million of notes receivable related to the previously disclosed WSOP trademark sale. As a result of the early repayment, we recognized approximately $4 million of loss on extinguishment of debt.
We expect that our primary capital requirements going forward will relate to servicing our outstanding indebtedness, rent payments under our GLPI Leases and VICI Leases, and the expansion and maintenance of our properties. Beginning in 2025 we have had, and expect to continue having, additional cash uses for operating activities as a result of federal and certain state income taxes.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $454 million for the remainder of 2025. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations, that take effect in November of each year, based on the Consumer Price Index (“CPI”). In addition to the CPI escalator, our VICI Leases are also subject to a variable rent adjustment based on certain historical net revenues of our leased properties which began in November 2024. The next such lease year with a variable rent adjustment begins November 2027. We estimate our lease payments to VICI and GLPI to be approximately $673 million for the remainder of 2025.
We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the remainder of 2025 include the completion of expansion and rebranding projects and hotel renovations. In addition, we anticipate continued investment in our Caesars Sportsbook and iGaming applications.

Cash used for capital expenditures totaled $453 million and $593 million for the six months ended June 30, 2025 and 2024, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our capital expenditures for the six months ended June 30, 2025, and an estimated range of capital expenditures for the remainder of 2025.

	Six Months Ended June 30, 2025	Estimate of Remaining Capital Expenditures for 2025
(In millions)	Actual	Low	High
Growth and renovation projects	$131	$50	$90
Caesars Digital	43	35	45
Maintenance projects	174	175	205
Total estimated capital expenditures from unrestricted cash	348	260	340

Caesars Virginia (a)	105	10	30

Total	$453	$270	$370
___________________
(a)Capital expenditures associated with Caesars Virginia are expected to be funded from cash on-hand generated from the operations of Caesars Virginia, or through the Caesars Virginia, LLC Credit Agreement. The Caesars Virginia delayed draw term loan has $75 million of undrawn capacity and the Caesars Virginia revolving credit facility has $25 million of undrawn capacity.
We have agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Some of the agreements provide us with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of June 30, 2025 and December 31, 2024, obligations related to these agreements were $372 million and $421 million, respectively, with contracts extending through 2040. These obligations are composed of various third-party agreements which have been entered into by us for certain of our Las Vegas and Regional properties, or our Caesars Digital segment. The agreements include leasing of event suites that are generally considered short-term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
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
The CEI Revolving Credit Facility and the CEI Term Loan A include a maximum net total leverage ratio financial covenant of 6.50:1. In addition, the CEI Revolving Credit Facility and the CEI Term Loan A include a minimum fixed charge coverage ratio financial covenant of 2.0:1. From and after the repayment of the CEI Term Loan A, the financial covenants applicable to the CEI Revolving Credit Facility will be tested solely to the extent that certain testing conditions are satisfied. Failure to comply with such covenants could result in an acceleration of the maturity of indebtedness outstanding under the relevant debt agreement.

The GLPI Leases and VICI Leases contain certain covenants requiring minimum capital expenditures based on a percentage of net revenues along with maintaining certain financial ratios. The GLPI Leases require the Company to maintain a minimum adjusted revenue to rent ratio of 1.20:1, applicable to the operations of the underlying leased properties.
The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan contain covenants, applicable to the operations of Caesars Virginia, which are standard and customary for this type of agreement, including a maximum net total leverage ratio financial covenant of 4:1 and a minimum fixed charge coverage ratio financial covenant of 1.05:1. Caesars Virginia LLC’s compliance requirements began on June 30, 2025.
As of June 30, 2025, we were in compliance with all of the applicable financial covenants described above.
Share Repurchase Program
On October 2, 2024, we announced that our Board authorized a $500 million common stock repurchase program. Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. In April 2025, we acquired 4,188,466 shares of our common stock at an aggregate value of $100 million, excluding commissions or applicable excise tax. As of June 30, 2025, we are authorized to repurchase up to $350 million of common stock under the 2024 Share Repurchase Program. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the 2024 Share Repurchase Program.
Contractual Obligations
There have been no other material changes during the six months ended June 30, 2025 to our contractual obligations as disclosed in Part II, Item 7 of the 2024 Annual Report. See Note 5 to our unaudited Financial Statements, which is included elsewhere in this report, for additional information regarding contractual obligations.
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
As of June 30, 2025, long-term variable-rate borrowings totaled $5.9 billion under the CEI Term Loans and the CVA Delayed Draw Term Loan and no amounts were outstanding under the CEI Revolving Credit Facility or the CVA Revolving Credit Facility. As of June 30, 2025, long-term variable-rate borrowings under the CEI Term Loans and the CVA Delayed Draw Term Loan represented approximately 48% of consolidated long-term debt and the weighted average interest rates on our variable and fixed rate debt were 6.57% and 6.34%, respectively.
All of the variable rate debt instruments are subject to Term SOFR interest rates plus a margin.
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

Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in the 2024 Annual Report. There have been no material changes to those risk factors during the six months ended June 30, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a)
April 1, 2025 to April 30, 2025	4,188,466	$23.84	4,188,466	$350
May 1, 2025 to May 31, 2025	—	—	—	350
June 1, 2025 to June 30, 2025	—	—	—	350
Total	4,188,466	$23.84	4,188,466	$350
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
On May 9, 2025, Recreational Enterprises, Inc. (“REI”) entered into a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K). REI’s plan provides for the potential sale by REI of up to 800,086 shares of common stock between August 8, 2025 and May 8, 2026. Our Executive Chairman of the Board, Gary L. Carano, indirectly through various trusts holds a 10.1% ownership interest in, and is the President and a member of the board of directors of, REI. He does not hold voting power or dispositive power with respect to REI’s shares of our common stock and he disclaims beneficial ownership of REI’s shares of our common stock except to the extent of any pecuniary interest therein.
The above trading plan activity occurred during open insider trading windows and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Caesars’ policies regarding transactions in securities of the Company.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on June 16, 2023.

3.2	Amended and Restated Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on July 28, 2025.

10.1
Amendment to Director Appointment and Nomination Agreement, dated May 2, 2025, by and between Caesars Entertainment, Inc., Carl C. Icahn, Jesse Lynn, Ted Papapostolou, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc, Beckton Corp. and Nakatomi Trading, LLC
Previously filed on Form 8-K filed on May 2, 2025.

10.2	Thirteenth Amendment to Lease, dated as of June 27, 2025, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Filed herewith.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

Date: July 29, 2025	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2025	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)