Form 10-Q
period 2025-09-30
Caesars Entertainment, Inc.
filed 2025-10-28
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of October 23, 2025 was 204,107,943.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$836	$866
Restricted cash	87	95
Accounts receivable, net	426	470
Inventories	41	45
Prepayments and other current assets	342	271
Total current assets	1,732	1,747
Investments in and advances to unconsolidated affiliates	114	131
Property and equipment, net	14,496	14,812
Goodwill	10,601	10,601
Intangible assets other than goodwill	4,036	4,133
Deferred tax asset	69	62
Other long-term assets, net	852	1,104
Total assets	$31,900	$32,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$253	$296
Accrued interest	193	242
Accrued other liabilities	1,665	1,625
Current portion of long-term debt	114	109
Total current liabilities	2,225	2,272
Long-term financing obligations	13,065	12,899
Long-term debt	11,681	12,033
Deferred tax liability	80	130
Other long-term liabilities	874	880
Total liabilities	27,925	28,214
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	3,782	4,157
Noncontrolling interests	193	219
Total stockholders’ equity	3,975	4,376
Total liabilities and stockholders’ equity	$31,900	$32,590
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
NET REVENUES:
Casino	$1,642	$1,599	$4,904	$4,691
Food and beverage	436	438	1,299	1,295
Hotel	485	515	1,476	1,522
Other	306	322	891	938
Net revenues	2,869	2,874	8,570	8,446
OPERATING EXPENSES:
Casino	909	828	2,657	2,497
Food and beverage	277	271	827	800
Hotel	156	152	462	428
Other	114	104	314	298
General and administrative	483	478	1,443	1,443
Corporate	75	76	241	234
Impairment charges	—	—	—	118
Depreciation and amortization	352	326	1,073	979
Transaction and other costs, net	(10)	(5)	26	14
Total operating expenses	2,356	2,230	7,043	6,811
Operating income	513	644	1,527	1,635
OTHER EXPENSE:
Interest expense, net	(576)	(596)	(1,729)	(1,780)
Loss on extinguishment of debt	(4)	—	(4)	(51)
Other income	3	4	3	29
Total other expense	(577)	(592)	(1,730)	(1,802)
Income (loss) before income taxes	(64)	52	(203)	(167)
Benefit (provision) for income taxes	25	(43)	1	(68)
Net income (loss)	(39)	9	(202)	(235)
Net income attributable to noncontrolling interests	(16)	(18)	(50)	(54)
Net loss attributable to Caesars	$(55)	$(9)	$(252)	$(289)

Net loss per share - basic and diluted:
Basic loss per share	$(0.27)	$(0.04)	$(1.20)	$(1.34)
Diluted loss per share	$(0.27)	$(0.04)	$(1.20)	$(1.34)
Weighted average basic shares outstanding	207	215	209	216
Weighted average diluted shares outstanding	207	215	209	216
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$(39)	$9	$(202)	$(235)
Foreign currency and other	(1)	1	1	—
Other comprehensive income (loss), net of tax	(1)	1	1	—
Comprehensive income (loss)	(40)	10	(201)	(235)
Comprehensive income attributable to noncontrolling interests	(16)	(18)	(50)	(54)
Comprehensive loss attributable to Caesars	$(56)	$(8)	$(251)	$(289)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2024	—	$—	211	$—	$6,862	$(2,801)	$96	$—	$219	$4,376
Stock-based compensation	—	—	1	—	26	—	—	—	—	26
Net income (loss)	—	—	—	—	—	(115)	—	—	17	(98)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(15)	—	—	—	—	(15)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(10)	(10)
Balance, March 31, 2025	—	—	212	—	6,873	(2,916)	96	—	226	4,279
Stock-based compensation	—	—	—	—	24	—	—	—	—	24
Net income (loss)	—	—	—	—	—	(82)	—	—	17	(65)
Other comprehensive income, net of tax	—	—	—	—	—	—	2	—	—	2
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Repurchase of common stock	—	—	(4)	—	(100)	—	—	—	—	(100)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(20)	(20)
Balance, June 30, 2025	—	—	208	—	6,796	(2,998)	98	—	223	4,119
Stock-based compensation	—	—	—	—	22	—	—	—	—	22
Net income (loss)	—	—	—	—	—	(55)	—	—	16	(39)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	—	—	(1)
Repurchase of common stock	—	—	(3)	—	(80)	—	—	—	—	(80)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(46)	(46)
Balance, September 30, 2025	—	$—	205	$—	$6,738	$(3,053)	$97	$—	$193	$3,975

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2023	—	$—	216	$—	$7,001	$(2,523)	$97	$(23)	$168	$4,720
Stock-based compensation	—	—	—	—	25	—	—	—	—	25
Net income (loss)	—	—	—	—	—	(158)	—	—	16	(142)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	—	—	(1)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(14)	—	—	—	—	(14)
Balance, March 31, 2024	—	—	216	—	7,012	(2,681)	96	(23)	184	4,588
Stock-based compensation	—	—	—	—	24	—	—	—	—	24
Net income (loss)	—	—	—	—	—	(122)	—	—	20	(102)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Cancellation of shares issued	—	—	—	—	(14)	—	—	14	—	—
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(14)	(14)
Balance, June 30, 2024	—	—	216	—	7,021	(2,803)	96	(9)	190	4,495
Stock-based compensation	—	—	—	—	24	—	—	—	—	24
Net income (loss)	—	—	—	—	—	(9)	—	—	18	9
Other comprehensive income, net of tax	—	—	—	—	—	—	1	—	—	1
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Repurchase of common stock	—	—	(4)	—	(151)	—	—	9	—	(142)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Balance, September 30, 2024	—	$—	212	$—	$6,893	$(2,812)	$97	$—	$206	$4,384
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(202)	$(235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,073	979
Amortization of deferred financing costs and discounts	135	134
Provision for doubtful accounts	31	28
Loss on extinguishment of debt	4	51
Non-cash lease amortization	16	15
Gain on investments	(2)	(8)
Stock-based compensation expense	72	73
Loss on sale and disposal of trademarks, property and equipment	11	9
Impairment charges	—	118
Deferred income taxes	(1)	68
Other non-cash adjustments to net loss	1	(35)
Change in operating assets and liabilities:
Accounts receivable	9	109
Prepaid expenses and other assets	(49)	(35)
Income taxes receivable and payable, net	(61)	(37)
Accounts payable, accrued expenses and other liabilities	(39)	(468)
Net cash provided by operating activities	998	766

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(648)	(1,017)
Acquisition of intangible assets	(1)	(15)
Proceeds from sale of trademarks, property and equipment	217	—
Proceeds from sale of investments	4	14
Distribution from unconsolidated affiliate	23	39
Other	(11)	—
Net cash used in investing activities	(416)	(979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	1,205	6,090
Repayments of long-term debt and revolving credit facilities	(1,576)	(5,831)
Repurchase of common stock	(179)	(141)
Financing obligation payments	(17)	(6)
Debt issuance and extinguishment costs	—	(84)
Distributions to noncontrolling interest owners	(76)	(16)
Taxes paid related to net share settlement of equity awards	(16)	(16)
Net cash used in financing activities	(659)	(4)

Decrease in cash, cash equivalents and restricted cash	(77)	(217)
Cash, cash equivalents and restricted cash, beginning of period	1,016	1,143
Cash, cash equivalents and restricted cash, end of period	$939	$926

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$836	$802
Restricted cash	87	101
Restricted and escrow cash included in other long-term assets, net	16	23
Total cash, cash equivalents and restricted cash	$939	$926

	Nine Months Ended September 30,
(In millions)	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid for debt	$652	$879
Cash interest paid for rent related to financing obligations	1,009	990
Income taxes paid, net	61	37
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	92	180
Acquisition of intangible assets	—	32
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
Description of Business
The Company owns, leases, brands or manages an aggregate of 52 domestic properties in 18 states with approximately 51,600 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 45,600 hotel rooms as of September 30, 2025. In addition, the Company has other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its gaming operations, which includes its casino properties, retail and online sports betting, and online gaming. Additionally, the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and online sports betting, iGaming, horse racing and online poker are included under the Caesars Digital segment. The Company operates retail and online sports wagering in 33 jurisdictions in North America, 26 of which offer online sports betting, and operates iGaming in five jurisdictions in North America as of September 30, 2025. The Company operates the Caesars Sportsbook app, the Caesars Racebook app, the Caesars Palace Online Casino app and the Horseshoe Online Casino app which initially launched in October 2024. The Company also expects to continue to grow its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and iGaming.
Divestiture
The Company periodically divests assets that it may not consider core to its business to raise capital or, in some cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities.
On December 12, 2024, the Company closed the sale of the LINQ Promenade to a joint venture between TPG Real Estate and the Investment Management Platform of Acadia Realty Trust for $275 million. The LINQ Promenade was reported within the Las Vegas segment. For the three and nine months ended September 30, 2024, the operations of the LINQ Promenade resulted in $7 million and $19 million of net revenues, respectively, and $5 million and $13 million of net income, respectively.
On October 29, 2024, the Company closed the sale of the World Series of Poker (“WSOP”) trademark to NSUS Group Inc. for total consideration of $500 million, which included a $250 million note receivable. In July 2025, the Company applied the proceeds received from the partial repayment and sale of $225 million of notes receivable to the redemption of outstanding debt. See Note 6.

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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s deferred compensation plans. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1) and represent the amounts the Company would expect to receive if the Company sold these marketable securities. As of both September 30, 2025 and December 31, 2024, the Company held $2 million in Level 1 securities.
Derivative Instruments
The Company may enter into derivative instruments to hedge the risk of fluctuations in interest rates, foreign exchange rates or pricing for other commodities. These agreements are designated as cash flow hedges. As of September 30, 2025 and December 31, 2024, the Company did not hold any cash flow hedges or any derivative financial instruments for trading purposes.
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
Advertising
Advertising costs are expensed in the period the advertising first occurs. Advertising costs for the three months ended September 30, 2025 and 2024 were $62 million and $52 million, respectively, and for the nine months ended September 30, 2025 and 2024 totaled $171 million and $164 million, respectively, and are included within operating expenses. Advertising costs related to the Caesars Digital segment are primarily recorded in Casino expense.
Interest Expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Interest expense	$582	$616	$1,751	$1,837
Capitalized interest	(1)	(18)	(4)	(51)
Interest income	(5)	(2)	(18)	(6)
Total interest expense, net	$576	$596	$1,729	$1,780
Recently Issued Accounting Pronouncements
Pronouncements to Be Implemented in Future Periods
In September 2025, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU’) 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software.” Currently, entities are required to capitalize development costs incurred for internal-use software depending on the nature of the costs and project stage. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that guidance is neutral to different software development methods. Amendments in this update are effective for all entities for annual periods beginning after December 15, 2027. An entity may apply the new guidance prospectively, a modified transition approach based on status of project, or retrospectively. We do not expect the amendments in this update to have a material impact on our Financial Statements.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets.” Amendments in this update provide all entities with a practical expedient in developing reasonable and supportable forecasts when estimating expected credit losses, allowing entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Amendments in the update should be applied prospectively and will be effective for annual reporting periods beginning after December 15, 2025. We do not expect the amendments in this update to have a material impact on our Financial Statements.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In November 2024 (as clarified in January 2025 by ASU 2025-01), FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures,” which requires additional disclosure about specific expense categories in the notes to financial statements. This information is generally not presented in the financial statements today. This update applies to all public business entities and will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the amendments in this update to have a material impact on our Financial Statements.
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
Note 3. Property and Equipment, net

(In millions)	September 30, 2025	December 31, 2024
Land	$2,058	$2,059
Buildings, riverboats, and leasehold and land improvements	15,206	14,866
Furniture, fixtures, and equipment	3,090	2,880
Construction in progress	184	167
Total property and equipment	20,538	19,972
Less: accumulated depreciation	(6,042)	(5,160)
Total property and equipment, net	$14,496	$14,812
A portion of our property and equipment is subject to various operating leases for which we are the lessor. Leased property includes our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Depreciation expense	$319	$293	$974	$877
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
During the three and nine months ended September 30, 2025, the Company did not recognize any impairment charges. During the nine months ended September 30, 2024, the Company recognized impairment charges in our Regional segment related to trademarks, gaming rights and goodwill totaling $118 million.

Changes in Carrying Value of Goodwill and Other Intangible Assets
		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
Balances as of December 31, 2024	$856	$10,601	$3,277
Amortization expense	(99)	—	—
Acquisition of customer relationships	1	—	—
Other	1	—	—
Balances as of September 30, 2025	$759	$10,601	$3,277

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	September 30, 2025				December 31, 2024
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	1 - 7 years	$595	$(479)	$116	$593	$(432)	$161
Gaming rights and other	10 - 34 years	262	(53)	209	262	(42)	220
Trademarks	15 years	313	(123)	190	313	(109)	204
Reacquired rights	24 years	250	(46)	204	250	(38)	212
Technology	3 - 6 years	129	(89)	40	129	(70)	59
		$1,549	$(790)	759	$1,547	$(691)	856

Non-amortizing intangible assets other than Goodwill
Trademarks				1,771			1,771
Gaming rights				983			983
Caesars Rewards				523			523
				3,277			3,277
Total amortizing and non-amortizing intangible assets other than Goodwill, net				$4,036			$4,133
Amortization expense with respect to intangible assets totaled $33 million for both the three months ended September 30, 2025 and 2024, and for the nine months ended September 30, 2025 and 2024 totaled $99 million and $102 million, respectively, which is included in Depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2025	Years Ended December 31,
(In millions)		2026	2027	2028	2029	2030
Estimated amortization expense	$33	$133	$86	$45	$44	$44
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
Contractual Commitments
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Some of the agreements provide Caesars with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of September 30, 2025 and December 31, 2024, obligations related to these agreements were $342 million and $421 million, respectively, with contracts extending through 2040. These obligations are composed of various third-party agreements which have been entered into by the Company for certain of our Las Vegas and Regional properties, or our Caesars Digital segment. The agreements include leasing of event suites that are generally considered short-term leases for which the Company does not record a right of use asset or lease liability. The Company recognizes expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability was $224 million and $204 million as of September 30, 2025 and December 31, 2024, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.
Note 6. Long-Term Debt

	September 30, 2025				December 31, 2024
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Revolving Credit Facility	2028	variable	$150	$150	$—
CEI Term Loan A	2028	variable	647	645	673
CVA Revolving Credit Facility	2029	variable	—	—	—
CVA Delayed Draw Term Loan	2029	variable	391	386	288
CEI Term Loan B	2030	variable	2,037	2,007	2,021
CEI Term Loan B-1	2031	variable	2,856	2,826	2,844
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,985	1,982
CEI Senior Secured Notes due 2032	2032	6.50%	1,500	1,485	1,484
Unsecured Debt
CEI Senior Notes due 2029	2029	4.625%	1,200	1,191	1,190
CEI Senior Notes due 2032	2032	6.00%	1,100	1,087	1,086
CEI Senior Notes due 2027	N/A	N/A	—	—	542
Special Improvement District Bonds	2037	4.30%	40	40	42
Long-term notes and other payables			2	2	2
Total debt			11,923	11,804	12,154
Current portion of long-term debt			(114)	(114)	(109)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(9)	(12)
Long-term debt			$11,809	$11,681	$12,033

Unamortized discounts and deferred finance charges				$128	$152
Fair value			$11,933

Annual Estimated Debt Service Requirements as of September 30, 2025
	Remaining	Years Ended December 31,
(In millions)	2025	2026	2027	2028	2029	Thereafter	Total
Annual maturities of long-term debt	$28	$114	$114	$795	$1,574	$9,298	$11,923
Estimated interest payments	160	710	690	650	630	710	3,550
Total debt service obligation (a)	$188	$824	$804	$1,445	$2,204	$10,008	$15,473
____________________
(a)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking SOFR curve, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of September 30, 2025 includes the principal payments on the term loans, special improvement district bonds, and other unsecured borrowings that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.

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
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $7 million and $8 million for the three months ended September 30, 2025 and 2024, respectively, and $20 million and $23 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in Interest expense, net in the Statements of Operations.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of September 30, 2025 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
As of September 30, 2025, the Company had $1.9 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $83 million in outstanding letters of credit, $46 million committed for regulatory purposes, the outstanding amount, and the reserves described above.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
CEI Senior Notes due 2027
On July 6, 2020, Colt Merger Sub, Inc. (the “Escrow Issuer”) issued $1.8 billion in aggregate principal amount of 8.125% Senior Notes due 2027 (the “CEI Senior Notes due 2027”) pursuant to an indenture, dated July 6, 2020, by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The CEI Senior Notes due 2027 ranked equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2027 were scheduled to mature on July 1, 2027, with interest payable semi-annually on January 1 and July 1 of each year.
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
Debt Covenant Compliance
The CEI Revolving Credit Facility, the CEI Term Loan A, the CEI Term Loan B, the CEI Term Loan B-1 and the indentures governing the CEI Senior Secured Notes due 2030, the CEI Senior Secured Notes due 2032, the CEI Senior Notes due 2029 and the CEI Senior Notes due 2032 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the Company’s and its subsidiaries’ ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
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
The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan contain covenants which are standard and customary for this type of agreement, including a maximum net total leverage ratio financial covenant of 4:1 and a minimum fixed charge coverage ratio financial covenant of 1.05:1, applicable to the operations of Caesars Virginia.
As of September 30, 2025, the Company was in compliance with all of the applicable financial covenants described above.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$260	$1,084	$300	$—	$(2)	$1,642
Food and beverage	270	166	—	—	—	436
Hotel	290	195	—	—	—	485
Other	132	91	11	73	(1)	306
Net revenues	$952	$1,536	$311	$73	$(3)	$2,869

	Three Months Ended September 30, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$294	$1,024	$282	$—	$(1)	$1,599
Food and beverage	283	155	—	—	—	438
Hotel	330	185	—	—	—	515
Other	155	82	21	68	(4)	322
Net revenues	$1,062	$1,446	$303	$68	$(5)	$2,874

	Nine Months Ended September 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$795	$3,159	$955	$—	$(5)	$4,904
Food and beverage	834	465	—	—	—	1,299
Hotel	979	497	—	—	—	1,476
Other	401	238	34	214	4	891
Net revenues	$3,009	$4,359	$989	$214	$(1)	$8,570

	Nine Months Ended September 30, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$829	$3,072	$794	$—	$(4)	$4,691
Food and beverage	866	429	—	—	—	1,295
Hotel	1,049	473	—	—	—	1,522
Other	447	222	67	206	(4)	938
Net revenues	$3,191	$4,196	$861	$206	$(8)	$8,446

Accounts Receivable, net
(In millions)	September 30, 2025	December 31, 2024
Casino	$165	$206
Food and beverage and hotel	117	107
Other	144	157
Accounts receivable, net	$426	$470
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
The following table summarizes the activity related to contract and contract related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2025	2024	2025	2024	2025	2024
Balance at January 1	$47	$42	$79	$86	$549	$693
Balance at September 30	33	35	92	85	509	573
Increase / (decrease)	$(14)	$(7)	$13	$(1)	$(40)	$(120)
Customer deposits and other deferred revenue decreased in 2024 primarily due to a reduction in both advanced ticket sales and gaming deposits.
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended September 30, 2025 and 2024, we recognized lease revenue of approximately $485 million and $515 million, respectively, and during both nine months ended September 30, 2025 and 2024, we recognized approximately $1.5 billion, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statements of Operations and during the three months ended September 30, 2025 and 2024, lease revenue related to conventions was approximately $12 million and $14 million, respectively, and during the nine months ended September 30, 2025 and 2024, lease revenue related to conventions was approximately $41 million and $39 million, respectively.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended September 30, 2025 and 2024, we recognized approximately $32 million and $38 million, respectively, and during the nine months ended September 30, 2025 and 2024, we recognized approximately $93 million and $110 million, respectively, of real estate lease revenue.
Real estate lease revenue includes $15 million and $17 million of variable rental income for the three months ended September 30, 2025 and 2024, respectively, and $44 million and $45 million for the nine months ended September 30, 2025 and 2024, respectively.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 8. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Net loss attributable to Caesars	$(55)	$(9)	$(252)	$(289)
Shares outstanding:
Weighted average shares outstanding – basic	207	215	209	216
Weighted average shares outstanding – diluted	207	215	209	216

Net loss per common share attributable to common stockholders – basic:	$(0.27)	$(0.04)	$(1.20)	$(1.34)
Net loss per common share attributable to common stockholders – diluted:	$(0.27)	$(0.04)	$(1.20)	$(1.34)
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
Stock-based compensation expense in the accompanying Statements of Operations totaled $22 million and $24 million during the three months ended September 30, 2025 and 2024, respectively, and $72 million and $73 million during the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (the “2015 Plan”)
During the nine months ended September 30, 2025, as part of the annual incentive program, the Company granted 2.2 million RSUs to eligible participants with an aggregate fair value of $76 million and generally vest ratably on each anniversary over three years from the grant date. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
During the nine months ended September 30, 2025, the Company also granted 233 thousand PSUs to eligible participants with an aggregate fair value of $6 million that are primarily scheduled to cliff vest after three years from the date of grant. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions and terms of the underlying award granted. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In addition, during the nine months ended September 30, 2025, the Company granted 350 thousand MSUs to eligible participants with an aggregate fair value of $16 million that are primarily scheduled to cliff vest after three years from the date of grant. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions and terms of the underlying award granted. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.
During the nine months ended September 30, 2025, 1.2 million, 80 thousand and 107 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 Plan.
Outstanding at End of Period

	September 30, 2025		December 31, 2024
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Restricted stock units	3,532,419	$39.09	2,668,811	$47.64
Performance stock units	518,221	27.03	397,156	33.42
Market-based stock units	1,050,105	61.04	1,096,104	73.15
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
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component, net of tax, for the periods through September 30, 2025 and 2024 are shown below.

(In millions)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2023	$97
Foreign currency and other	(1)
Balance as of March 31, 2024	96
Foreign currency and other	—
Balance as of June 30, 2024	96
Foreign currency and other	1
Balance as of September 30, 2024	$97

Balance as of December 31, 2024	$96
Foreign currency and other	—
Balance as of March 31, 2025	96
Foreign currency and other	2
Balance as of June 30, 2025	98
Foreign currency and other	(1)
Balance as of September 30, 2025	$97
Share Repurchase Programs
During the three and nine months ended September 30, 2024, we reached the limit of authorized repurchases under our $150 million common stock repurchase plan announced on November 8, 2018, by acquiring 3,872,478 shares of common stock at an aggregate value of $141 million.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
On October 2, 2024, the Company announced that its Board authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that the Company is required to repurchase under the 2024 Share Repurchase Program. The Company repurchased 1,262,990 shares of common stock at an aggregate value of $50 million during the fourth quarter of 2024.
The following table illustrates the Company’s share repurchases for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Shares repurchased (a)	3	4	7	4
Total cost (b)	$79	$141	$179	$141
Average price paid per share	$25.33	$36.38	$24.48	$36.38
____________________
(a)Shares repurchased reflect repurchases settled during the three and nine months ended September 30, 2025 and 2024. These amounts exclude repurchases, if any, traded but not yet settled on or before September 30, 2025 and 2024, respectively.
(b)Total cost excludes commissions or applicable excise tax.
Under the 2024 Share Repurchase Program, as of September 30, 2025, the Company has authorization to repurchase up to $271 million more of our outstanding common stock. All share repurchases under the 2024 Share Repurchase Program are retired upon repurchase.
Subsequent to September 30, 2025, the Company acquired 770,556 shares of our common stock at an aggregate value of approximately $21 million.
Note 10. Income Taxes
On July 4, 2025, a new tax policy was enacted into law. The new tax policy makes permanent key elements of the Tax Cuts and Jobs Act from 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. During the quarter, as a result of the enactment of the legislation, the Company recorded a tax benefit of approximately $35 million, related to a decrease in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
The Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three and nine months ended September 30, 2025 and 2024. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate (“AETR”), and therefore, the AETR method would not provide a reliable estimate.

Income Tax Allocation
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Income (loss) before income taxes	$(64)	$52	$(203)	$(167)
Benefit (provision) for income taxes	25	(43)	1	(68)
Effective tax rate	39.1%	82.7%	0.5%	(40.7)%
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The income tax provision for the three months ended September 30, 2025 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to a decrease in federal and state valuation allowances against the deferred tax assets for excess business interest expense, primarily related to the change in tax law. The income tax provision for the nine months ended September 30, 2025 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
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
Note 11. Related Party and Affiliate Transactions
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Resort Casino Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) (the “CSY Lease”). CSY is a general partnership in which a trust has an approximate 27% interest. The Company’s Executive Chairman of the Board, Gary L. Carano, and his siblings are direct or indirect beneficiaries of the trust. The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations of 1 to 2 percent through the term of the lease. Commensurate with its interest, the trust receives directly from the Company approximately 27% of the rent paid by the Company. As of September 30, 2025 and December 31, 2024, there were no amounts due to or from CSY.
CVA Holdco, LLC
In May 2023, the Company entered into a joint venture, CVA Holdco, LLC, with the Eastern Band of Cherokee Indians to construct, own and operate a gaming facility in Danville, Virginia (“Caesars Virginia”). Caesars Virginia opened in a temporary facility on May 15, 2023 followed by the completion of construction and opening of the permanent facility on December 17, 2024. As the managing member, the Company operates the business and has managed the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. The Company holds a 50.0% variable interest in the joint venture and is the primary beneficiary; as such, the joint venture’s operations are included in the Financial Statements, with a minority interest recorded reflecting the operations attributed to the other partner. The Company participates ratably, based on ownership percentage, in the profits and losses of the joint venture. During the nine months ended September 30, 2025, the Company made distributions totaling $76 million to the partner.
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

Investment in Pompano Joint Venture
(In millions)
Balance as of December 31, 2024	$119
Distributions	(23)
Equity in earnings	1
Balance as of September 30, 2025	$97

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
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of September 30, 2025:

Las Vegas	Regional		Managed and Branded
Caesars Palace Las Vegas	Caesars Atlantic City	Harrah’s Pompano Beach	Managed
The Cromwell	Caesars New Orleans	Horseshoe Baltimore	Harrah’s Ak-Chin
Flamingo Las Vegas	Caesars Republic Lake Tahoe	Horseshoe Black Hawk	Harrah’s Cherokee
Harrah’s Las Vegas	Caesars Virginia	Horseshoe Bossier City	Harrah’s Cherokee Valley River
Horseshoe Las Vegas	Circus Circus Reno	Horseshoe Council Bluffs	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Eldorado Gaming Scioto Downs	Horseshoe Hammond	Caesars Windsor
Paris Las Vegas	Eldorado Resort Casino Reno	Horseshoe Indianapolis	Branded
Planet Hollywood Resort & Casino	Grand Victoria Casino	Horseshoe Lake Charles	Caesars Southern Indiana
	Harrah’s Atlantic City	Horseshoe St. Louis	Harrah’s Northern California
Caesars Digital	Harrah’s Columbus Nebraska	Horseshoe Tunica
Caesars Digital	Harrah’s Council Bluffs	Isle Casino Bettendorf
	Harrah’s Gulf Coast	Isle of Capri Casino Boonville
	Harrah’s Hoosier Park Racing & Casino	Isle of Capri Casino Lula
	Harrah’s Joliet	Isle Casino Waterloo
	Harrah’s Lake Tahoe	Lady Luck Casino - Black Hawk
	Harrah’s Laughlin	Silver Legacy Resort Casino
	Harrah’s Metropolis	Trop Casino Greenville
	Harrah’s North Kansas City	Tropicana Atlantic City
	Harrah’s Philadelphia	Tropicana Laughlin Hotel & Casino
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
The CODM uses Adjusted EBITDA during the annual budgeting process and evaluates budget-to-actual variances on a regular basis to make decisions about the allocation of operating and capital resources. Annual incentive awards and bonus plans have historically been based on the achievement of Adjusted EBITDA as a primary metric as the Company believes it most accurately reflects our results and represents a key metric in our industry.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Las Vegas:
Net revenues	$952	$1,062	$3,009	$3,191
Adjusted EBITDA	379	472	1,281	1,426
Regional:
Net revenues	1,536	1,446	4,359	4,196
Adjusted EBITDA	506	498	1,385	1,400
Caesars Digital:
Net revenues	311	303	989	861
Adjusted EBITDA	28	52	151	97
Managed and Branded:
Net revenues	73	68	214	206
Adjusted EBITDA	18	19	51	54
Corporate and Other:
Net revenues	(3)	(5)	(1)	(8)
Adjusted EBITDA	(47)	(40)	(145)	(123)
Disaggregation of Certain Significant Expenses by Segment

	Three Months Ended September 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$952	$1,536	$311	$73	$(3)	$2,869

Gaming taxes	(29)	(322)	(88)	—	—
Labor expense	(298)	(321)	—	—	—

Other segment expenses (a)	(246)	(387)	(195)	(55)	(44)

Adjusted EBITDA	$379	$506	$28	$18	$(47)	$884

	Three Months Ended September 30, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$1,062	$1,446	$303	$68	$(5)	$2,874

Gaming taxes	(32)	(298)	(74)	—	—
Labor expense	(293)	(287)	—	—	—

Other segment expenses (a)	(265)	(363)	(177)	(49)	(35)

Adjusted EBITDA	$472	$498	$52	$19	$(40)	$1,001

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$3,009	$4,359	$989	$214	$(1)	$8,570

Gaming taxes	(91)	(943)	(254)	—	—
Labor expense	(912)	(930)	—	—	—

Other segment expenses (a)	(725)	(1,101)	(584)	(163)	(144)

Adjusted EBITDA	$1,281	$1,385	$151	$51	$(145)	$2,723

	Nine Months Ended September 30, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$3,191	$4,196	$861	$206	$(8)	$8,446

Gaming taxes	(96)	(904)	(222)	—	—
Labor expense	(882)	(859)	—	—	—

Other segment expenses (a)	(787)	(1,033)	(542)	(152)	(115)

Adjusted EBITDA	$1,426	$1,400	$97	$54	$(123)	$2,854
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
•Caesars Digital - Labor costs directly associated with the operation and maintenance of the digital platforms; professional fees; marketing and advertising expenses; and software and license expenses.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net loss attributable to Caesars	$(55)	$(9)	$(252)	$(289)
Net income attributable to noncontrolling interests	16	18	50	54
(Benefit) provision for income taxes	(25)	43	(1)	68
Other income (a)	(3)	(4)	(3)	(29)
Loss on extinguishment of debt	4	—	4	51
Interest expense, net	576	596	1,729	1,780
Depreciation and amortization	352	326	1,073	979
Impairment charges (b)	—	—	—	118
Transaction costs and other, net (c)	(3)	7	51	49
Stock-based compensation expense	22	24	72	73
Adjusted EBITDA	$884	$1,001	$2,723	$2,854

Adjusted EBITDA by Segment:
Las Vegas	$379	$472	$1,281	$1,426
Regional	506	498	1,385	1,400
Caesars Digital	28	52	151	97
Managed and Branded	18	19	51	54
Corporate and Other	(47)	(40)	(145)	(123)
____________________
(a)Other income for the nine months ended September 30, 2024 primarily represents a change in the estimate of our disputed claims liability.
(b)Impairment charges for the nine months ended September 30, 2024 includes impairment within our Regional segment as a result of a decrease in projected cash flows at certain properties primarily due to localized competition.
(c)Transaction costs and other, net primarily includes costs related to non-cash losses on the write down and disposal of assets, certain non-recurring litigation reserves, non-recurring asset recoveries, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with new property openings and non-cash changes in equity method investments.

Capital Expenditures, net - By Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Las Vegas	$47	$85	$140	$196
Regional	117	288	416	698
Caesars Digital	21	30	64	79
Corporate and Other	10	21	28	44
Total	$195	$424	$648	$1,017

Total Assets - By Segment
(In millions)	September 30, 2025	December 31, 2024
Las Vegas	$25,597	$25,040
Regional	14,649	15,664
Caesars Digital	1,249	1,262
Managed and Branded	327	282
Corporate and Other (a)	(9,922)	(9,658)
Total	$31,900	$32,590
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2024 Annual Report.
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
We own, lease or manage an aggregate of 52 domestic properties in 18 states with approximately 51,600 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 45,600 hotel rooms as of September 30, 2025. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. Our primary source of revenue is generated by our gaming operations, which includes our casino properties, retail and online sports betting, and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of September 30, 2025, we owned 22 of our casinos and leased 24 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to a regional lease, a Las Vegas lease and a Joliet lease (the “VICI Leases”). In addition, we lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease associated with our Horseshoe St. Louis property (together with the GLPI Master Lease, the “GLPI Leases”).

We operate and conduct retail and online sports wagering across 33 jurisdictions in North America, 26 of which offer online sports betting. Additionally, we operate iGaming in five jurisdictions in North America. The map below illustrates Caesars Digital’s presence as of September 30, 2025:

ON
WA
MT
ND
MN
ME
OR
ID
SD
WI
VT
NH
NY
MA
CT
RI
WY
MI
IA
PA
NJ
NE
NV
UT
CO
IL
IN
OH
DE
WV
MD
DC
CA
KS
MO
KY
VA
TN
NC
OK
AZ
NM
AR
SC
MS
AL
GA
TX
LA
FL
Online Sports Betting
Online Sports Betting & iGaming
Retail Only

Jurisdictions Not Presented Above:

- The Bahamas
- Puerto Rico

We have a partnership with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and operate the Caesars Racebook app in 22 states as of September 30, 2025. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
We continue to expand our Caesars Digital footprint into other states with the Caesars Sportsbook, Caesars Racebook and iGaming mobile apps as jurisdictions legalize or provide necessary approvals. No customers under 21 years old are allowed to wager on any of the Caesars Sportsbook, Caesars Racebook or iGaming mobile apps.
We periodically divest assets to raise capital or, in previous cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. The following is a summary of divestitures recently completed as of September 30, 2025:

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
During the nine months ended September 30, 2025, we received distributions totaling $23 million and recorded $1 million of income related to the joint venture. As of September 30, 2025 and December 31, 2024, our investment in the joint venture was $97 million and $119 million, respectively.
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

Significant Factors Impacting Financial Results
The following summary highlights the significant factors impacting our financial results for the three and nine months ended September 30, 2025 and 2024:
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
•Debt Transactions – On July 8, 2025, we fully redeemed all of the $546 million outstanding principal amount of the CEI Senior Notes due 2027 and paid the related accrued interest and expenses with borrowings under the CEI Revolving Credit Facility and proceeds received from the partial repayment and sale of $225 million of notes receivable related to the previously disclosed WSOP trademark sale. We refinanced and extended the maturities of outstanding debt in the amount of $4.4 billion in February 2024, shifting a portion of our outstanding debt from fixed rate to variable rate debt, and reduced interest rate margins for both the CEI Term Loan B and CEI Term Loan B-1 in May 2024. These refinancing activities have resulted in a significant reduction in interest expense and associated cash paid for interest for the three and nine months ended September 30, 2025.
•Impairment Charges – During the three and nine months ended September 30, 2025, we did not recognize any impairment charges. During the nine months ended September 30, 2024, we recognized impairment charges in our Regional segment related to trademarks, gaming rights and goodwill totaling $118 million.
Results of Operations
The following table highlights the results of our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Net revenues:
Las Vegas	$952	$1,062	$3,009	$3,191
Regional	1,536	1,446	4,359	4,196
Caesars Digital	311	303	989	861
Managed and Branded	73	68	214	206
Corporate and Other (a)	(3)	(5)	(1)	(8)
Total	$2,869	$2,874	$8,570	$8,446

Net income (loss)	$(39)	$9	$(202)	$(235)

Adjusted EBITDA (b):
Las Vegas	$379	$472	$1,281	$1,426
Regional	506	498	1,385	1,400
Caesars Digital	28	52	151	97
Managed and Branded	18	19	51	54
Corporate and Other (a)	(47)	(40)	(145)	(123)
Total	$884	$1,001	$2,723	$2,854

Net income (loss) margin	(1.4)%	0.3%	(2.4)%	(2.8)%
Adjusted EBITDA margin	30.8%	34.8%	31.8%	33.8%
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
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Nine Months Ended September 30, 2025 and 2024” discussion later in this MD&A for a description of Adjusted EBITDA and a reconciliation of net income (loss) attributable to Caesars to Adjusted EBITDA.

Consolidated comparison of the three and nine months ended September 30, 2025 and 2024
Net Revenues
Net revenues were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Casino	$1,642	$1,599	$43	2.7%	$4,904	$4,691	$213	4.5%
Food and beverage	436	438	(2)	(0.5)%	1,299	1,295	4	0.3%
Hotel	485	515	(30)	(5.8)%	1,476	1,522	(46)	(3.0)%
Other	306	322	(16)	(5.0)%	891	938	(47)	(5.0)%
Net revenues	$2,869	$2,874	$(5)	(0.2)%	$8,570	$8,446	$124	1.5%
Consolidated net revenues remained substantially flat for the three and nine months ended September 30, 2025, as compared to the same prior year periods, with mixed results between gaming and non-gaming revenues. Casino revenues increased driven by significant growth in iGaming handle coupled with improved iGaming hold in our Caesars Digital segment and the recently completed development projects of Caesars Virginia and Caesars New Orleans, offset in part by certain competitive markets in our Regional segment. Net revenues in the Las Vegas segment were down, primarily due to lower gaming and non-gaming revenue, consistent with visitation trends city-wide and unfavorable table games hold, as compared to the three and nine months ended September 30, 2024.
Operating Expenses
Operating expenses were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Casino	$909	$828	$81	9.8%	$2,657	$2,497	$160	6.4%
Food and beverage	277	271	6	2.2%	827	800	27	3.4%
Hotel	156	152	4	2.6%	462	428	34	7.9%
Other	114	104	10	9.6%	314	298	16	5.4%
General and administrative	483	478	5	1.0%	1,443	1,443	—	—%
Corporate	75	76	(1)	(1.3)%	241	234	7	3.0%
Impairment charges	—	—	—	*	—	118	(118)	(100.0)%
Depreciation and amortization	352	326	26	8.0%	1,073	979	94	9.6%
Transaction and other costs, net	(10)	(5)	(5)	(100.0)%	26	14	12	85.7%
Total operating expenses	$2,356	$2,230	$126	5.7%	$7,043	$6,811	$232	3.4%
____________________
*    Not meaningful.
Casino expenses consist principally of salaries and wages, gaming taxes and marketing and advertising costs attributable to our gaming operations. Food and beverage expenses consist principally of salaries and wages and costs of goods sold associated with our food and beverage operations. Hotel expenses consist principally of salaries and wages and supplies associated with our hotel operations. Other expenses consist principally of salaries and wages, costs of goods sold associated with our retail operations, entertainment costs, including professional talent fees, reimbursable management costs (described below) and other operations.
Casino expenses increased for the three and nine months ended September 30, 2025, as compared to the same prior year periods. Casino expenses rose in connection with increased revenues in our Caesars Digital and Regional segments and targeted customer reinvestment in certain competitive markets in our Regional segment. Gaming taxes increased in connection with additional casino revenues, as well as the impact of increased gaming tax rates on sports betting wagers and iGaming in certain states, which took effect on July 1, 2025. Increased casino expenses were partially offset by decreased marketing expenses in our Las Vegas segment associated with the Super Bowl held in Las Vegas in the first quarter of 2024. Food and beverage and hotel expenses have increased due to incremental wages correlating with additional revenues associated with the opening of

Caesars Virginia’s permanent facility and the completed expansion of Caesars New Orleans, as well as higher union and non-union wages. We continue to focus on labor efficiencies across the enterprise to manage increased labor costs.
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
Depreciation and amortization expenses increased for the three and nine months ended September 30, 2025, as compared to the same prior year periods, primarily related to recently completed construction projects.
Transaction and other costs, net primarily includes non-cash losses on the write down and disposal of assets, gains and losses on the sale of certain assets, certain non-recurring litigation reserves, non-recurring asset recoveries, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with our new property openings and non-cash changes in equity method investments. For the three months ended September 30, 2025, as compared to the same prior year period, transaction and other costs decreased due to non-recurring asset recoveries. For the nine months ended September 30, 2025, as compared to the same prior year period, transaction and other costs increased due to non-recurring litigation reserves.
Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Interest expense, net	$(576)	$(596)	$20	3.4%	$(1,729)	$(1,780)	$51	2.9%
Loss on extinguishment of debt	(4)	—	(4)	*	(4)	(51)	47	92.2%
Other income	3	4	(1)	(25.0)%	3	29	(26)	(89.7)%
Benefit (provision) for income taxes	25	(43)	68	*	1	(68)	69	*
____________________
*    Not meaningful.
Interest expense, net decreased for the three and nine months ended September 30, 2025, as compared to the same prior year periods, primarily due a reduction in outstanding debt and our strategic shift in our debt mix from higher fixed rate debt to variable rate debt during the first quarter of 2024, which has benefitted from recent interest rate cuts. Capitalized interest has also decreased for the three and nine months ended September 30, 2025, as compared to the same prior year periods, as construction projects in the prior year have been completed.
For the three and nine months ended September 30, 2025, loss on extinguishment of debt was related to the full redemption of the CEI Senior Notes due 2027. For the nine months ended September 30, 2024, loss on extinguishment of debt was primarily related to the prepayments of the CEI Senior Secured Notes due 2025, the Caesars Resort Collection Senior Secured Notes, and the partial prepayment of the CEI Term Loan B.
Other income for the nine months ended September 30, 2024 primarily represents a change in the estimate of our disputed claims liability.
The income tax provision for the three months ended September 30, 2025 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to a decrease in federal and state valuation allowances against the deferred tax assets for excess business interest expense, primarily related to the change in tax law. The income tax provision for the nine months ended September 30, 2025 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.

The income tax provision for the three and nine months ended September 30, 2024 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
Segment comparison of the three and nine months ended September 30, 2025 and 2024
Las Vegas Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Net revenues:
Casino	$260	$294	$(34)	(11.6)%	$795	$829	$(34)	(4.1)%
Food and beverage	270	283	(13)	(4.6)%	834	866	(32)	(3.7)%
Hotel	290	330	(40)	(12.1)%	979	1,049	(70)	(6.7)%
Other	132	155	(23)	(14.8)%	401	447	(46)	(10.3)%
Net revenues	$952	$1,062	$(110)	(10.4)%	$3,009	$3,191	$(182)	(5.7)%

Table games drop	$658	$721	$(63)	(8.7)%	$2,142	$2,342	$(200)	(8.5)%
Table games hold %	17.4%	23.1%		(5.7) pts	19.3%	20.9%		(1.6) pts
Slot handle	$2,544	$2,605	$(61)	(2.3)%	$7,654	$7,737	$(83)	(1.1)%

Hotel occupancy	91.6%	97.1%		(5.5) pts	94.9%	97.8%		(2.9) pts

Adjusted EBITDA	$379	$472	$(93)	(19.7)%	$1,281	$1,426	$(145)	(10.2)%
Adjusted EBITDA margin	39.8%	44.4%		(4.6) pts	42.6%	44.7%		(2.1) pts

Net income attributable to Caesars	$132	$226	$(94)	(41.6)%	$521	$696	$(175)	(25.1)%
Our Las Vegas segment’s net revenues, net income, Adjusted EBITDA and Adjusted EBITDA margin decreased for the three and nine months ended September 30, 2025, as compared to the same prior year periods, primarily due to city-wide visitation trends that have resulted in lower gaming and non-gaming revenue. Table and slot volumes declined, coupled with unfavorable table games hold, particularly during the third quarter, resulting in current year third quarter table games hold at the low end of the typical range while prior year third quarter table games hold exceeded the typical range. Similarly, declines in city-wide visitation have resulted in lower hotel occupancy and room rates compared to the prior year periods. Other revenue declined as compared to the same prior year periods primarily due to the sale of the LINQ Promenade during the fourth quarter of 2024.
Slot win percentage in the Las Vegas segment for the three and nine months ended September 30, 2025 was within our typical range.

Regional Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Net revenues:
Casino	$1,084	$1,024	$60	5.9%	$3,159	$3,072	$87	2.8%
Food and beverage	166	155	11	7.1%	465	429	36	8.4%
Hotel	195	185	10	5.4%	497	473	24	5.1%
Other	91	82	9	11.0%	238	222	16	7.2%
Net revenues	$1,536	$1,446	$90	6.2%	$4,359	$4,196	$163	3.9%

Table games drop	$1,203	$1,038	$165	15.9%	$3,359	$3,018	$341	11.3%
Table games hold %	19.8%	21.2%		(1.4) pts	20.4%	21.2%		(0.8) pts
Slot handle	$11,373	$10,434	$939	9.0%	$32,734	$30,836	$1,898	6.2%

Adjusted EBITDA	$506	$498	$8	1.6%	$1,385	$1,400	$(15)	(1.1)%
Adjusted EBITDA margin	32.9%	34.4%		(1.5) pts	31.8%	33.4%		(1.6) pts

Net income attributable to Caesars	$56	$125	$(69)	(55.2)%	$65	$115	$(50)	(43.5)%
Our Regional segment’s net revenues improved for the three and nine months ended September 30, 2025, as compared to the same prior year periods, primarily due to the positive results driven by our recently completed Caesars Virginia and Caesars New Orleans development projects. These increases were partially offset by the continued impact of competition and inclement weather in several of our regional markets, as well as construction disruption in Lake Tahoe. Adjusted EBITDA remained stable for the three and nine months ended September 30, 2025, as compared to the same prior year periods, primarily due to increased labor costs and targeted customer reinvestment in certain competitive markets during the second quarter. Net income decreased for the three and nine months ended September 30, 2025, as compared to the prior year periods, due to additional depreciation expense resulting from the recently completed development projects.
Slot win percentage in the Regional segment for the three and nine months ended September 30, 2025 was within our typical range.

Caesars Digital Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Net revenues:
Casino (a)	$300	$282	$18	6.4%	$955	$794	$161	20.3%
Other	11	21	(10)	(47.6)%	34	67	(33)	(49.3)%
Net revenues	$311	$303	$8	2.6%	$989	$861	$128	14.9%

Sports betting handle (b)	$2,476	$2,328	$148	6.4%	$8,097	$8,207	$(110)	(1.3)%
Sports betting hold %	7.8%	8.6%		(0.8) pts	7.9%	7.4%		0.5 pts

iGaming handle	$4,761	$3,826	$935	24.4%	$13,954	$10,861	$3,093	28.5%
iGaming hold %	3.6%	3.5%		0.1 pts	3.6%	3.4%		0.2 pts

Adjusted EBITDA	$28	$52	$(24)	(46.2)%	$151	$97	$54	55.7%
Adjusted EBITDA margin	9.0%	17.2%		(8.2) pts	15.3%	11.3%		4 pts

Net income (loss) attributable to Caesars	$(21)	$11	$(32)	*	$18	$(19)	$37	*
____________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and online poker of $78 million and $66 million for the three months ended September 30, 2025 and 2024, respectively, and $223 million and $214 million for the nine months ended September 30, 2025 and 2024, respectively. Promotional and complimentary incentives for online poker were $4 million and $5 million for the three months ended September 30, 2025 and 2024, respectively, and $12 million and $11 million for the nine months ended September 30, 2025 and 2024, respectively.
(b)Caesars Digital generated an additional $193 million and $191 million of sports betting handle for the three months ended September 30, 2025 and 2024, respectively, and $661 million and $669 million for the nine months ended September 30, 2025 and 2024, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 11.0% and 12.7%, for the three months ended September 30, 2025 and 2024, respectively, and 11.1% and 10.5% for the nine months ended September 30, 2025 and 2024, respectively. Sports betting handle includes $9 million and $10 million for the three months ended September 30, 2025 and 2024, respectively, and $31 million and $32 million for the nine months ended September 30, 2025 and 2024, respectively, related to horse racing and pari-mutuel wagers.
Caesars Digital’s net revenues, net income (loss), Adjusted EBITDA, and Adjusted EBITDA margin improved significantly for the nine months ended September 30, 2025, as compared to the same prior year period, primarily due to higher iGaming handle and iGaming hold coupled with improved sports betting hold. For the three months ended September 30, 2025, as compared to the same prior year period, increases in iGaming handle and hold drove an increase in net revenues. Customer friendly sports betting outcomes resulted in sports betting hold at the lower end of our expected range which offset growth in sports betting handle. Net income (loss), Adjusted EBITDA and Adjusted EBITDA margin were negatively impacted by: (i) the loss of highly profitable licensing revenue in connection with the sale of the WSOP trademark, (ii) additional processing fees, platform costs, and gaming taxes resulting from increased iGaming volumes, and (iii) recent increases in online gaming tax rates in certain states.
As sports betting and online casinos expand through increased state or jurisdictional legalization, new product launches, and customer adoption, variations in hold percentages and increases in promotional and marketing expenses in highly competitive markets may negatively impact Caesars Digital’s net revenues, net income (loss), Adjusted EBITDA and Adjusted EBITDA margin in comparison to current or prior periods.

Managed and Branded Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Net revenues:
Other	$73	$68	$5	7.4%	$214	$206	$8	3.9%
Net revenues	$73	$68	$5	7.4%	$214	$206	$8	3.9%

Adjusted EBITDA	$18	$19	$(1)	(5.3)%	$51	$54	$(3)	(5.6)%
Adjusted EBITDA margin	24.7%	27.9%		(3.2) pts	23.8%	26.2%		(2.4) pts

Net income attributable to Caesars	$18	$19	$(1)	(5.3)%	$52	$54	$(2)	(3.7)%
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

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Reimbursable management revenue	$53	$49	$4	8.2%	$159	$152	$7	4.6%
Reimbursable management costs	53	49	4	8.2%	159	152	7	4.6%
Corporate & Other

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2025	2024	Variance		2025	2024	Variance
Net revenues:
Casino	$(2)	$(1)	$(1)	(100.0)%	$(5)	$(4)	$(1)	(25.0)%
Other	(1)	(4)	3	75.0%	4	(4)	8	*
Net revenues	$(3)	$(5)	$2	40.0%	$(1)	$(8)	$7	87.5%

Adjusted EBITDA	$(47)	$(40)	$(7)	(17.5)%	$(145)	$(123)	$(22)	(17.9)%
____________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Nine Months Ended September 30, 2025 and 2024
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income and interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation expense, (gain) loss on extinguishment of debt, impairment charges, other (income) loss, net income (loss) attributable to noncontrolling interests, transaction costs associated with our acquisitions, developments, and divestitures, and non-cash changes in equity method investments. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, distributions to our noncontrolling interest owners and payments under our leases with affiliates of VICI and GLPI, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide Adjusted EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following table summarizes our Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024, respectively, in addition to reconciling net income (loss) attributable to Caesars to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net loss attributable to Caesars	$(55)	$(9)	$(252)	$(289)
Net income attributable to noncontrolling interests	16	18	50	54
(Benefit) provision for income taxes	(25)	43	(1)	68
Other income (a)	(3)	(4)	(3)	(29)
Loss on extinguishment of debt	4	—	4	51
Interest expense, net	576	596	1,729	1,780
Impairment charges (b)	—	—	—	118
Depreciation and amortization	352	326	1,073	979
Transaction costs and other, net (c)	(3)	7	51	49
Stock-based compensation expense	22	24	72	73
Adjusted EBITDA	884	1,001	2,723	2,854
Pre-disposition Adjusted EBITDA (d)	—	(5)	—	(13)
Total Adjusted EBITDA	$884	$996	$2,723	$2,841
____________________
(a)Other income for the nine months ended September 30, 2024 primarily represents a change in the estimate of our disputed claims liability.
(b)Impairment charges for the nine months ended September 30, 2024 includes impairment within our Regional segment as a result of a decrease in projected cash flows at certain properties primarily due to localized competition.
(c)Transaction costs and other, net primarily includes costs related to non-cash losses on the write down and disposal of assets, certain non-recurring litigation reserves, non-recurring asset recoveries, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with our new property openings, and non-cash changes in equity method investments.
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

As of September 30, 2025, our cash on hand and borrowing capacity was as follows:

(In millions)	September 30, 2025
Cash and cash equivalents	$836
Revolver capacity (a)	2,085
Revolver capacity committed to letters of credit	(83)
Revolver capacity committed as regulatory requirement	(46)
Total	$2,792
____________________
(a)Revolver capacity includes $2.1 billion under the CEI Revolving Credit Facility, maturing in January 2028, and $25 million under the CVA Revolving Credit Facility, maturing on April 26, 2029, less $40 million reserved for specific purposes.
During the nine months ended September 30, 2025, our operating activities generated operating cash inflows of $998 million, as compared to operating cash inflows of $766 million during the nine months ended September 30, 2024, primarily due to changes in working capital, coupled with the results of operations described above.
On October 2, 2024, we announced that our Board of Directors (“Board”) authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. During the three and nine months ended September 30, 2025, respectively, we acquired 3,134,500 and 7,322,966 shares of our common stock at an aggregate value of $79 million and $179 million. Under the 2024 Share Repurchase Program, as of September 30, 2025, we have authorization to repurchase up to $271 million more of our outstanding common stock. Subsequent to September 30, 2025, we acquired 770,556 shares of our common stock at an aggregate value of approximately $21 million. See “Share Repurchase Program” below for details.
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
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $188 million for the remainder of 2025. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations, that take effect in November of each year, based on the Consumer Price Index (“CPI”). In addition to the CPI escalator, our VICI Leases are also subject to a variable rent adjustment based on certain historical net revenues of our leased properties which began in November 2024. The next such lease year with a variable rent adjustment begins November 2027. We estimate our lease payments to VICI and GLPI to be approximately $338 million for the remainder of 2025.
We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the remainder of 2025 include the completion of expansion and rebranding projects and hotel renovations. In addition, we anticipate continued investment in our Caesars Sportsbook and iGaming applications.

Cash used for capital expenditures totaled $648 million and $1.0 billion for the nine months ended September 30, 2025 and 2024, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our capital expenditures for the nine months ended September 30, 2025, and an estimated range of capital expenditures for the remainder of 2025.

	Nine Months Ended September 30, 2025	Estimate of Remaining Capital Expenditures for 2025
(In millions)	Actual	Low	High
Growth and renovation projects	$188	$30	$50
Caesars Digital	64	15	25
Maintenance projects	278	75	100
Total estimated capital expenditures from unrestricted cash	530	120	175

Caesars Virginia (a)	118	—	20

Total	$648	$120	$195
___________________
(a)Capital expenditures associated with Caesars Virginia are expected to be funded from cash on-hand generated from the operations of Caesars Virginia, or through the Caesars Virginia, LLC Credit Agreement.
We have agreements with certain professional sports leagues and teams, sporting event facilities and media companies for tickets, suites, advertising, marketing, promotional and sponsorship opportunities including communication with partner customer databases. Some of the agreements provide us with exclusivity to access the aforementioned rights within the casino and/or sports betting category. As of September 30, 2025 and December 31, 2024, obligations related to these agreements were $342 million and $421 million, respectively, with contracts extending through 2040. These obligations are composed of various third-party agreements which have been entered into by us for certain of our Las Vegas and Regional properties, or our Caesars Digital segment. The agreements include leasing of event suites that are generally considered short-term leases for which we do not record a right of use asset or lease liability. We recognize expenses in the period services are received in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
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
Debt and Master Lease Covenant Compliance
The CEI Revolving Credit Facility, the CEI Term Loan A, the CEI Term Loan B, the CEI Term Loan B-1 and the indentures governing the CEI Senior Secured Notes due 2030, the CEI Senior Secured Notes due 2032, the CEI Senior Notes due 2029 and the CEI Senior Notes due 2032 contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit our ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions.
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

The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan contain covenants which are standard and customary for this type of agreement, including a maximum net total leverage ratio financial covenant of 4:1 and a minimum fixed charge coverage ratio financial covenant of 1.05:1, applicable to the operations of Caesars Virginia.
As of September 30, 2025, we were in compliance with all of the applicable financial covenants described above.
Share Repurchase Programs
During the three and nine months ended September 30, 2024, we reached the limit of authorized repurchases under our $150 million common stock repurchase plan announced on November 8, 2018, by acquiring 3,872,478 shares of common stock at an aggregate value of $141 million.
On October 2, 2024, we announced that our Board authorized a $500 million common stock repurchase program. Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. We repurchased 1,262,990 shares of our common stock at an aggregate value of $50 million during the fourth quarter of 2024.
During the three and nine months ended September 30, 2025, respectively, we acquired 3,134,500 and 7,322,966 shares of our common stock at an aggregate value of $79 million and $179 million. Under the 2024 Share Repurchase Program, as of September 30, 2025, we have authorization to repurchase up to $271 million more of our outstanding common stock. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the 2024 Share Repurchase Program.
Subsequent to September 30, 2025, we acquired 770,556 shares of our common stock at an aggregate value of approximately $21 million.
Contractual Obligations
There have been no other material changes during the nine months ended September 30, 2025 to our contractual obligations as disclosed in Part II, Item 7 of the 2024 Annual Report. See Note 5 to our unaudited Financial Statements, which is included elsewhere in this report, for additional information regarding contractual obligations.
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
As of September 30, 2025, long-term variable-rate borrowings totaled $6.1 billion under the CEI Term Loans, the CVA Delayed Draw Term Loan and the CEI Revolving Credit Facility, and no amounts were outstanding under the CVA Revolving Credit Facility. As of September 30, 2025, long-term variable-rate borrowings under the CEI Term Loans, the CVA Delayed Draw Term Loan and the CEI Revolving Credit Facility represented approximately 51% of consolidated long-term debt and the weighted average interest rates on our variable and fixed rate debt were 6.53% and 6.18%, respectively.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our “Legal Proceedings,” refer to Note 5 to our Consolidated Condensed Financial Statements located elsewhere in this Quarterly Report on Form 10-Q and Note 8 to our Consolidated Financial Statements included in the 2024 Annual Report.
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

•the impact of the Data Incident (as defined in the 2024 Annual Report) and any other future cybersecurity breaches on our business, financial conditions and results of operations;
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

Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in the 2024 Annual Report. There have been no material changes to those risk factors during the nine months ended September 30, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
July 1, 2025 to July 31, 2025	—	$—	—	$350
August 1, 2025 to August 31, 2025	1,214,268	24.70	1,214,268	320
September 1, 2025 to September 30, 2025	1,920,232	25.73	1,920,232	271
Total	3,134,500	$25.33	3,134,500	$271
____________________
(a)Shares repurchased reflect repurchases settled during the periods, excluding repurchases, if any, traded but not yet settled before the end of the applicable periods.
(b)On October 2, 2024, we announced that our Board of Directors authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the 2024 Share Repurchase Program. All share repurchases under the 2024 Share Repurchase Program are retired upon repurchase.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
For the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

CAESARS ENTERTAINMENT, INC.

Date: October 28, 2025	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2025	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)