Form 10-K
period 2025-12-31
Caesars Entertainment, Inc.
filed 2026-02-17
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was $5.6 billion at June 30, 2025 based upon the closing price for the shares of CZR’s common stock as reported by The Nasdaq Stock Market.
As of February 12, 2026, there were 203,521,021 outstanding shares of the Registrant’s Common Stock.

Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2025.

CAESARS ENTERTAINMENT, INC.
ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2025

PART I
In this filing, Caesars Entertainment, Inc., a Delaware corporation, and its subsidiaries may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “us” or “our” or the “Registrant.”
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) as our “Statements of Operations,” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” which are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included in Item 8.
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
Our primary source of revenue is generated by our gaming operations, which includes our casino properties, retail and online sports betting and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of December 31, 2025, we own, lease or manage an aggregate of 52 domestic properties in 18 states. We also operate and conduct sports wagering across 34 jurisdictions in North America, 27 of which offer online sports betting, and operate iGaming in five jurisdictions in North America. We currently operate the Caesars Sportsbook app, the Caesars Racebook app, the Caesars Palace Online Casino app and the Horseshoe Online Casino app. We expect to continue to grow our operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and iGaming. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. We lease certain real property assets from third parties, including GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) and VICI Properties L.P., a Delaware limited partnership (“VICI”). See Item 2. “Properties,” for more information about our properties.
Business Operations
Our consolidated business is composed of complementary businesses that reinforce, cross-promote, and build upon each other: casino, which includes our casino properties, retail and online sports betting and iGaming, food and beverage, hotel, casino management or branding, entertainment, retail and other business operations.
Casino Operations
Our casino operations generate revenues from approximately 51,400 slot machines, 2,700 table games, including poker, sports betting from our retail and online sportsbooks, iGaming and other games such as keno, all of which represented approximately 58% of our total net revenues in 2025. Slot revenues generate the majority of our casino revenues.
Retail and Online Sports Betting and iGaming
The Company operates and conducts sports wagering across 34 jurisdictions in North America, 27 of which offer online sports betting, and operates iGaming in five jurisdictions in North America as of December 31, 2025. We offer hundreds of online casino games including slots, table games, live dealer and video poker and we expect to increase our product offerings as iGaming is legalized in additional states. We continue to leverage the World Series of Poker (“WSOP”) brand within the United States with the licensing agreement that we entered into concurrently with the sale of the WSOP brand on October 29, 2024.

Our Caesars Sportsbook app operates on our owned and integrated technology platform we have labeled Liberty (“Liberty”). The app offers extensive pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. In addition to the Caesars Sportsbook app, we have a partnership with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and operate the Caesars Racebook app in 22 states. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Additionally, we launched our Caesars Palace Online Casino app in 2023 and our Horseshoe Online Casino app in 2024. In 2025, we added the Caesars Racebook wagering interface to the Caesars Sportsbook app and launched a universal digital wallet to access funds and Caesars Rewards in one wallet. These functions are currently available in several states with plans to extend to more jurisdictions in the future. Wagers placed can earn credits towards the Caesars Rewards loyalty program or points which can be redeemed for free wagering credits. No customers under 21 years old are allowed to wager on any of our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps. Growth in the Caesars Digital segment continues to be realized with the strategic expansion into new states as jurisdictions legalize retail and online sports betting, iGaming and online horse race wagering.
Food and Beverage Operations
Our food and beverage operations generate revenues from our dining venues, bars, nightclubs, and lounges located throughout our casinos and represented approximately 15% of our total net revenues in 2025. Many of our properties include several dining options, ranging from upscale dining experiences to moderately-priced restaurants, some of which offer pickup or in-room delivery options.
Hotel Operations
Hotel operations generate revenues from hotel stays at our properties in our approximately 45,600 guest rooms and suites and represented approximately 17% of our total net revenues in 2025. Our properties operate at various price and service points, allowing us to host a variety of casino guests, who are visiting our properties for gaming and other casino entertainment options, and non-casino guests who are visiting our properties for other purposes, such as vacation travel or conventions.
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
Entertainment and Other Non-Gaming Operations
We provide a variety of retail and entertainment offerings at our properties. We operate various entertainment venues across the United States, including the Colosseum at Caesars Palace Las Vegas and PH Live at Planet Hollywood Resort & Casino. These award-winning entertainment venues host or have announced plans to host prominent headliners such as Rod Stewart, Jerry Seinfeld, Kelly Clarkson, Def Leppard, Dolly Parton, Jennifer Lopez and Blake Shelton.
On December 12, 2024, we sold the LINQ Promenade, which was an open-air dining, entertainment, and retail development located between The LINQ Hotel & Casino and Flamingo Las Vegas. We continue to operate the High Roller, a 550-foot observation wheel, and Fly LINQ, the first and only zipline on the Las Vegas Strip located between The LINQ Hotel & Casino and Flamingo Las Vegas.
CAESARS FORUM is a 550,000 square-foot state-of-the-art conference center located at the center of the Las Vegas Strip. CAESARS FORUM can accommodate more than 10,000 participants and features more than 300,000 square feet of flexible meeting space, the two largest pillarless ballrooms in the world, a LEED-Gold-Certified FORUM Plaza, and the first 100,000 square-foot outdoor meeting and event space in Las Vegas.
Market Activities
Trends
Economic Factors Impacting Discretionary Spending — Gaming and other leisure activities we offer represent discretionary expenditures which may be sensitive to economic downturns which impacts the behavior among the components of our customer mix differently.
We monitor the effects of current and recent trends, including inflation, interest rates, global hostilities, trade tension and related actions, such as the imposition of tariffs between the United States and other countries, and the associated effects, if any, on travel, visitation, our customers, and our operations. For example, our leases with VICI are impacted by inflation as they are subject to annual escalators based on the Consumer Price Index (“CPI”).
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
Competition
The casino entertainment business is highly competitive. The industry is composed of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. In most regions, we compete directly with other casino facilities operating in the immediate and surrounding areas. There has been increased competition from openings of newly developed casinos and plans of development in certain regions, including new tribal expansions throughout the United States. In Las Vegas, our largest jurisdiction, there have been openings, projects in development, and proposals for other large scale gaming and non-gaming development projects by various other developers and local casino operators. In response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. Our Las Vegas Strip hotels and casinos also compete, in part, with each other.
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
We face significant competition in our online sports betting, online horse racing wagering and iGaming businesses in jurisdictions where we currently operate and those jurisdictions in which we wish to expand. We continue to face new forms of competition with the advancement of other mobile sports betting, daily fantasy sports, sweepstakes betting products, sports event trading as derivative products in prediction markets regulated by the Commodity Futures Trading Commissions and other products by operators in similar jurisdictions in which we operate, as well as operators which are unregulated and operate outside of the United States. Although we have experienced recent success in obtaining approval for sports betting and iGaming licenses in new jurisdictions, new state launches may require significant upfront investment and may not be successful.

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
Intellectual Property and Resources
We use a variety of trade names, service marks, trademarks, patents and copyrights in our operations and believe that we have the rights necessary to conduct our continuing operations. The development of intellectual property is part of our overall business strategy. We regard our intellectual property to be an important element of our success. We file applications for patents, trademarks and copyrights in the United States and foreign countries where we believe filing for such protection is appropriate. While our business as a whole is not substantially dependent on any one patent, trademark, or copyright, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, trademarks, copyrights, and trade secret laws. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. Our United States patents have varying expiration dates.
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
Our Caesars Sportsbook app is powered by our Liberty platform. The Liberty platform resulted in a significant upgrade to our user interface and significant product upgrades including numerous pre-match and live markets, extensive odds and flexible limits, player props, and same-game parlays. Our Liberty platform also powers our Caesars Palace Online Casino and Horseshoe Online Casino iGaming applications. Our Liberty platform integrates customers with the Caesars Rewards loyalty program along with a universal digital wallet to access funds and Caesars Rewards in one wallet. In addition, we and NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., have launched the Caesars Racebook app in 22 jurisdictions. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world. Wagers placed can earn credits towards the Caesars Rewards loyalty program.
Industry Overview
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also Exhibit 99.1, “Gaming and Regulatory Overview,” to this Annual Report on Form 10-K, which is incorporated herein by reference.
Seasonality
We believe that business at our regional properties outside of Las Vegas is subject to seasonality, including seasonality based on the weather in the region in which they operate and the travel habits of visitors. Business in our properties can also fluctuate due to specific holidays, particularly when a holiday falls in a different quarter than the prior year, or other significant events such as the timing of the WSOP tournament (with respect to our Las Vegas properties), city-wide conventions, large sporting events or concerts, or visits by our premium players. We also believe that any seasonality, holiday, or other significant event may affect our various properties or regions differently. We may also experience seasonality with retail and online sports betting which coincides with certain sporting events, as well as seasons of professional sports teams.
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
Labor Relations
Approximately 21,000, or 42% of our Team Members, are covered by collective bargaining agreements with certain of our subsidiaries. The majority of these employees in various job positions are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Expiration Date of Collective Bargaining Agreement (a)
Las Vegas Culinary Employees	9,600	Culinary Workers Union, Local 226	September 30, 2028
Atlantic City Food & Beverage and Hotel Employees	2,500	UNITE HERE, Local 54	May 31, 2026
Las Vegas Dealers	1,900	United Auto Workers	June 30, 2026
Las Vegas Bartenders	1,200	Bartenders Union, Local 165	September 30, 2028
Las Vegas Teamsters	1,000	Teamsters, Local 986	August 31, 2029
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
Corporate Social Responsibility
Caesars’ Board of Directors (the “Board”) and senior executives view corporate social responsibility (“CSR”) as an integral element in the way we do business, with the belief that being a good corporate citizen helps protect the Company against risk, contributes to improved performance and helps foster positive relationships with all those with whom we connect. The Board and our executive management are committed to being an industry leader in CSR. In 2025, our leadership continued to advance CSR priorities focused on inclusion, social impact, sustainability, and responsible business practices. These priorities are reflected in our 2024 CSR Report, published in 2025 in accordance with Global Reporting Initiative Standards.
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
PEOPLE PLANET PLAY Strategy
Our PEOPLE PLANET PLAY strategy guides how we fulfill our Code of Commitment, including multi-year targets such as science-based greenhouse gas reduction goals aligned with global best practices. In 2022, we conducted a double materiality assessment with external support, followed by a desktop review in 2024 to integrate materiality and CSR risk assessments for annual review. This process evaluates our impacts on the economy, society, the environment, and the influence of CSR topics on our business. It identified 15 material topics aligned with our PEOPLE PLANET PLAY strategy. Details are available at https://investor.caesars.com within the ESG resource hub on our Corporate Social Responsibility page.
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
Gaming Compliance Plan
Caesars also maintains an Amended and Restated Gaming Compliance Plan (the “Plan”), which is approved by various gaming regulators. The Plan is designed to implement procedures to enhance the likelihood that no activities of the Company or any affiliate of the Company will impugn the reputation and integrity of Caesars. The Plan also establishes a Compliance Committee that assists the Company in implementing its strict policy that its business be conducted with honesty and integrity, and in accordance with high moral, legal and ethical standards. Caesars’ Chief Legal Officer and Senior Vice President & Assistant General Counsel – Regulatory & Compliance administer the Compliance Plan.
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
Caesars remains committed to engaging in long-term initiatives to identify, assess and manage the risks and opportunities associated with climate change and continues to align our Scope 1 and 2 emission reduction goals with a 1.5-degree pathway and our Scope 3 emission reduction goal with a 2-degree pathway recommended by the Intergovernmental Panel on Climate Change. We have updated our inventory management plan to allow for ongoing management and reporting of Scope 1 and 2 emissions in accordance with industry standards and we have updated and restated our energy and GHG emissions data dating back to 2019. We have an interim Scope 1 and 2 emission reduction goal of 46.2% by 2030 against a 2019 baseline with a long-term goal of becoming carbon neutral by 2050. Between 2019 and 2024, Caesars delivered a reduction in absolute Scopes 1 and 2 GHG emissions of 20%. We also have an absolute reduction target for Scope 3 emissions of 37.5% by 2035 against a 2022 baseline. In 2024, we achieved a 16% reduction against our baseline.
To achieve our goals, we have taken initiatives such as pursuing renewable energy sources and low-carbon options, including on-site solar developments. For example, we have contracts to purchase energy from solar covered parking canopies completed at two Atlantic City properties, we installed solar covered parking at Harrah’s Pompano Beach and the Harrah’s Atlantic City convention center solar rooftop project is expected to be completed in 2026. We also entered into a long-term purchase power agreement for solar energy in Nevada from an off-site utility-scale project. Our long-term goals include a continued focus on energy efficiency and conservation as well as evaluating additional renewable energy supply opportunities for each of our properties.
We are engaged in extensive waste reduction efforts across our facilities, including recycling, food donation, and manure composting. In 2024, we estimated our total waste diversion from landfills at 41%. Additionally, we reduced water consumption per square foot by 5% in 2024 against a 2019 base year.
Community Investment
Caesars contributes to our local communities to help them develop and prosper, through funding community projects, Team Member volunteering and cash donations from the Caesars Foundation, a private foundation funded from our operating income. In 2025, the Caesars Foundation contributed $3.6 million to communities across the United States. During 2025, our Team Members, including Team Members through our tribal partnerships volunteered approximately 78,000 hours through the HERO program.
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
Our brick-and-mortar operations face increasing competition as a result of the expansion of legalized online gaming and betting, including our own online betting and gaming operations, in a number of the jurisdictions in which we operate. Additionally, we face new competition from sports event trading as derivative products in prediction markets regulated by the Commodity Futures Trading Commission. This new competition purports to be available nationwide and is currently being offered by a growing number of providers. While we believe that we are well positioned to compete with new entrants to the betting and gaming market through our online betting and gaming offerings, the competitive dynamic is evolving and we cannot assure you that our results of operations will not be adversely impacted by the expansion of legalized online gaming and betting.
States that already have legalized casino gaming may further expand gaming, and other states that have not yet legalized gaming, may do so in the future. We also compete with Native American gaming operations in California and other jurisdictions where Native American tribes operate large-scale gaming facilities or otherwise conduct gaming activities on Native American lands, which we expect will continue to expand. Further expansion of legalized casino gaming in jurisdictions in or near our markets or changes to gaming laws in states in which we have operations and in states near our operations could increase competition and could adversely affect our operations.
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
Our fixed-odds betting products involve betting where winnings are paid on the basis of the amounts wagered and the odds quoted. Odds are determined with the objective of providing an average return to the bookmaker over a large number of events. However, there can be significant variation in gross win percentage event-by-event and day-by-day. We have systems and controls that seek to reduce the risk of daily losses occurring on a gross-win basis, but there can be no assurance that these will be effective in reducing our exposure to this risk. As a result, we may experience (and we have from time to time experienced) significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes. Any significant losses on a gross-win basis could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, if any of our third-party service providers terminates its relationship with us, is unable to maintain necessary regulatory approvals, or refuses to renew its agreement with us on commercially reasonable terms, we would have to find alternate service providers. We cannot be certain that we would be able to secure favorable terms from alternative service providers that are critical to the operation of our business or enter into alternative arrangements in a timely manner. Our digital business, results of operations and prospects would be adversely impacted by our inability or delay in securing replacement services that are sufficient to support our online business or are on comparable terms.

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
Our business may fluctuate due to seasonality and other factors. Our casino business is impacted by weather conditions that may deter or prevent customers from reaching the facilities or undertaking trips, which would particularly affect customers who are traveling longer distances to visit our properties. Our casino business can also fluctuate due to specific holidays (particularly when the holiday falls in a different quarter than the prior year) or other significant events, the World Series of Poker tournament (with respect to our Las Vegas properties), city-wide conventions, a large sporting event or concert, or visits by our premium players. Our sportsbook business may also be impacted by availability or scheduling of major sporting events or the cancellation or postponement of sporting events or races, including lockouts, strikes or similar disruptions. Seasonality, holiday, or other significant events may affect our digital operations, properties or regions differently. These factors, among other things, could adversely affect our business, financial condition, and operating results, cause volatility in the trading price of our stock and impact our cash flow from quarter to quarter.
Our business is particularly sensitive to energy or water prices and a rise in these prices could harm our operating results.
We are a large consumer of electricity, water and other energy and utility services and, therefore, higher prices may have an adverse effect on our results of operations. Accordingly, increases in water, energy and other utility costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices that affect our customers may result in reduced visitation to our resorts and a reduction in our revenues. Further, our operations or the operations of our critical suppliers could be negatively impacted by the duration of drought conditions, or other cause of water stress or shortages, such as those experienced in recent years in the southwest United States, or other areas in which we operate. We may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, and we could experience potentially higher utility, fuel, water and transportation costs.

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
Risks Relating to Information Systems and Technology
We are vulnerable to compromises of our information systems and unauthorized access to confidential information or our customers’ personal information which could materially harm our reputation and business.
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
We assess and monitor the security of our IT systems as well as the collection, storage, and transmission of customer information on an ongoing basis, including utilizing commercially available software and technologies to monitor, assess and secure our network. Further, some of the systems currently used for transmission and approval of payment card transactions and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, and other such systems are determined and controlled by us. Although we had taken steps designed to safeguard our customers’ confidential personal information and important internal company data, on September 14, 2023, we announced that we identified suspicious activity in our information technology network resulting from a social engineering attack on one of our outsourced IT support vendors and that we determined that the unauthorized actor acquired a copy of, among other data, our loyalty program database, which includes driver’s license numbers and/or social security numbers for a significant number of members in the database (the “Data Incident”). We took steps to ensure that the stolen data was deleted by the unauthorized actor, implemented corrective measures, and continue to work with industry-leading third-party IT advisors to harden our systems and protect against future attacks. We also took steps to require that the specific outsourced IT support vendor involved in the matter implement corrective measures to protect against further attacks that could have posed a threat to our systems. While we took these actions, we cannot assure that the stolen data was deleted by the unauthorized actor or that our network and other systems and those of third parties, such as service providers, will not be compromised, damaged, or disrupted by a third-party breach of our system security or that of a third-party provider or as a result of purposeful or accidental actions of third parties, our employees, or those employees of a third party, power outages, computer viruses, system failures, natural disasters, or other catastrophic events in the future. Our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties’ information security operations. As an example, the Data Incident arose from a social engineering attack on one of our outsourced IT vendors resulting in our customer information and other data being accessed by an unauthorized actor. Advances in computer and software capabilities, encryption technology, new tools used by threat actors (including artificial intelligence), and other developments substantially increase the risk of successful cyberattacks and security breaches in the future that can cause operational disruption (e.g., ransomware), compromises to customer information or other proprietary data and other losses. Despite the measures we have implemented to safeguard our information, including actions taken following the Data Incident, there can be no assurance that we are adequately protecting our or our third-party service providers’ systems or information.
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
A future cyberattack or incident that causes material operational disruption or material loss, disclosure of, misappropriation of, or access to customers’ or other proprietary information could result in significant legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information could damage our reputation, and expose us to fines, penalties and injunctive relief, as well as claims from customers, financial institutions, regulators, payment card associations, employees, and other persons, any of which could have an adverse effect on our financial condition, results of operations, and cash flow. Any such damages and claims arising from a future breach may not be completely covered or may exceed the amount of any insurance available.
Our operations, and particularly our digital betting and gaming operations, are reliant on information technology and other systems and services, and any failures, errors, defects or disruptions in our systems or services could adversely affect our operations.
Our technology infrastructure is critical to the performance of our digital betting and gaming operations and to user satisfaction and we rely significantly on our computer systems and software to receive and properly process internal and external data, including data related to Caesars Rewards. We devote significant resources to our technology infrastructure, but our systems may not be adequate to avoid performance delays or outages that could be harmful to our online business. In addition, while we believe we have taken appropriate steps, working with industry-leading third-party IT advisors, to harden our systems following the Data Incident and implement corrective measures to protect against future attacks that could pose a threat to our systems, we cannot assure you that such measures or any additional measures we take to prevent cyber-attacks and protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches will be sufficient to ensure uninterrupted operation of our digital platform and provide absolute security. We have experienced, and are likely in the future to experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints, as well as cyberattacks. Disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties that provide support to our operations, could result in a wide range of negative outcomes, each of which could materially adversely affect the operation of our online business and our financial condition, results of operations and prospects.
Additionally, our computer systems and software may fail or may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after the launch of our online products. These types of issues could disrupt our operations or render a product unavailable when users attempt to access it or cause access to our offerings to be slower than our users expect. Inaccessibility or slow access to our products could make users less likely to return to our digital platform as often, if at all, or to recommend our offerings to other potential users, which could harm our brand perception, cause our users to stop utilizing our online offerings, divert our resources and delay market acceptance of our online offerings. We also deploy scanning tools in our IT environment that allow us to regularly identify and track known security vulnerabilities but we cannot guarantee that patches or mitigating measures will be applied before vulnerabilities can be exploited by a threat actor.
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
A substantial portion of the infrastructure that is required to enable users to access our digital betting and gaming offerings is provided by third parties, including Internet service providers and other technology-based service providers. In particular, we currently host our online betting and gaming offerings and support our operations using Amazon Web Services (“AWS”) and other third-party technology, platforms and services. Our third-party providers may experience service interruptions, delays, outages or damage, including due to capacity constraints, an event causing an unusually high volume of Internet use (such as a pandemic or public health emergency), infrastructure changes or upgrades (such as 5G or 6G services), human or software errors, website hosting disruptions, natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. We exercise little control over our third-party providers and any difficulties that these providers experience, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality) and any future cyberattacks that disrupt our providers’ operations and services, which may adversely affect our business. Because our ability to provide our users with continuing and uninterrupted access to our platform is critical to the success of our digital business, we prioritize our efforts to ensure that our facilities and infrastructure and the facilities and infrastructure of our third-party providers support our current and expected operations and are designed to mitigate the impacts of system malfunctions. Nevertheless, there can be no guarantee that such systems will be able to meet the demand of our current and future digital business, the overall online betting and gaming industry and the growth of the Internet, or that such systems are adequately protected from cyberattacks and other security incidents. Furthermore, if we do not maintain business relationships with our third-party providers, and in particular, AWS, we may not be able to secure required third-party services on terms that are acceptable to us or on an acceptable time frame. Any of these risks could result in a loss of revenue and cause us to incur unexpected costs that could be significant, which could have a material adverse effect on our online business, financial condition, results of operations and prospects.
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
As of December 31, 2025, we had collective bargaining agreements covering approximately 21,000 employees. A lengthy strike or other work stoppages at any of our casino properties could have an adverse effect on our business and results of operations. New contracts, such as the ones we signed in 2023, increase our labor costs.
From time to time, we have also experienced attempts by labor organizations to organize certain of our non-union employees, which have achieved some past success. We cannot provide any assurance that we will not experience additional successful unionization attempts in the future. The impact of this union activity is undetermined and could negatively impact our results of operations.
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
As of December 31, 2025, we had $11.9 billion of outstanding indebtedness, in addition to leases with VICI and GLPI that require an annual rent payment of $1.4 billion in 2026 and are subject to annual escalation, including annual escalations based on the CPI. See Note 7 for a description of our obligations under our leases with VICI and GLPI and Note 9 for details regarding our debt outstanding and related restrictive covenants. As a result, a significant portion of our cash flow is applied to make interest payments with respect to our outstanding debt and payments under our leases. These financial obligations may have important negative consequences for us, including:
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
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, and may enter into financing obligations similar to our leases with VICI and GLPI in the future. As of December 31, 2025, we had $1.9 billion of borrowing capacity under our CEI Revolving Credit Facility and the Caesars Virginia Revolving Credit Facility, after consideration of $83 million in outstanding letters of credit and $46 million committed for regulatory purposes, the outstanding amount on the CEI Revolving Credit Facility, and $40 million of other reserves which is only available for certain permitted uses. Further, our existing debt agreements currently permit, and we expect that agreements governing debt that we incur in the future will permit, us to incur certain other additional secured and unsecured debt. Further, we may incur other liabilities that do not constitute indebtedness. The risks that we face based on our outstanding indebtedness may intensify if we incur additional indebtedness or financing obligations in the future.
Our variable rate indebtedness exposes us to interest rate volatility, which could cause our debt service obligations to increase significantly.
Borrowings under certain of our facilities are at variable rates of interest and expose us to interest rate volatility. As of December 31, 2025, $6.1 billion of aggregate principal amount of our debt had variable rates. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same.
A significant portion of our casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
We currently lease certain parcels of land on which a significant portion of our properties are located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership of the underlying land. Accordingly, we have no interest in the leased land or improvements thereon at the expiration of the ground leases. If our use of the land underlying our casino properties is disrupted permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. Our leases provide that they may be terminated for a number of reasons, including failure to pay rent, taxes or other payment obligations or the breach of other covenants contained in the leases. In particular, our leases with VICI and GLPI require annual rent payments of $1.4 billion in 2026, which is subject to escalation annually, and obligate us to make specified minimum capital expenditures with respect to the leased properties. If our business and properties fail to generate sufficient earnings, the payments required to service the rent obligations under our leases with VICI and GLPI could materially and adversely limit our ability to react to changes in our business and make acquisitions and investments in our properties. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. A termination of our ground leases or our leases with GLPI or VICI could result in a default under our debt agreements and could have a material adverse effect on our business, financial condition and results of operations. Further, in the event that any lessor of our leased properties, including GLPI or VICI, encounters financial, operational, regulatory or other challenges, there can be no assurance that such lessor will be able to comply with its obligations under the applicable lease.
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
•attack and response simulations at the technical level and executive tabletop response exercises at the management level;
•a third-party risk management process for service providers; and
•cybersecurity insurance to cover certain expenses in the event of a cybersecurity incident.
The cybersecurity team reports to the Chief Information Officer (“CIO”) and the Chief Information Security Officer (“CISO”), who has significant experience in leading cybersecurity teams to assume the leadership of management’s responsibilities and governance discussed below.

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
We have also received inquiries from numerous state regulators related to the Data Incident. We have responded to all such inquiries and have cooperated fully with regulators. See Note 8 for further discussion.
We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A, “Risk Factors” for further discussion.
Governance
Our Board considers cybersecurity risk as critical to the enterprise and is responsible for overseeing cybersecurity risk, including management’s design, implementation and enforcement of our cybersecurity risk management program. The Board of Directors receive periodic updates and presentations on cybersecurity topics from our CISO, supported by internal security staff and/or external experts, as part of the Board’s continuing education on topics that impact public companies.
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
Our CISO is responsible for assessing and managing our material risks from cybersecurity threats and has the primary responsibility for leading our overall cybersecurity risk management program, supervising both our internal cybersecurity personnel and external cybersecurity service providers. Our CISO has over 20 years of global large-scale cybersecurity experience in managing and leading IT and cybersecurity teams. Members of the cybersecurity team hold various credentials and certificates with respect to information systems and they participate in continuing education.
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

Item 2.    Properties
As of December 31, 2025, the following are our properties. All amounts are approximations.

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Las Vegas Segment
Owned-Domestic
The Cromwell	Las Vegas, NV	40,600	350	30	190
Flamingo Las Vegas	Las Vegas, NV	60,100	830	50	3,450
Horseshoe Las Vegas	Las Vegas, NV	61,100	740	60	2,060
The LINQ Hotel & Casino	Las Vegas, NV	39,100	660	40	2,240
Paris Las Vegas	Las Vegas, NV	96,700	870	70	3,670
Planet Hollywood Resort & Casino	Las Vegas, NV	68,600	890	80	2,500
Leased
Caesars Palace Las Vegas	Las Vegas, NV	124,500	1,310	170	3,980
Harrah’s Las Vegas	Las Vegas, NV	88,800	1,050	60	2,540

Regional Segment
Owned-Domestic
Caesars Virginia	Danville, VA	107,000	1,510	90	320
Circus Circus Reno	Reno, NV	59,900	470	—	1,570
Eldorado Gaming Scioto Downs	Columbus, OH	108,400	1,750	—	—
Eldorado Resort Casino Reno	Reno, NV	70,000	750	30	810
Grand Victoria Casino	Elgin, IL	48,200	750	50	—
Harrah’s Columbus Nebraska	Columbus, NE	19,500	400	10	—
Harrah’s Hoosier Park Racing & Casino	Anderson, IN	86,100	1,250	40	—
Horseshoe Baltimore	Baltimore, MD	133,300	1,400	110	—
Horseshoe Black Hawk	Black Hawk, CO	26,900	670	30	400
Horseshoe Indianapolis	Shelbyville, IN	99,300	1,550	80	—
Horseshoe Lake Charles	Westlake, LA	62,000	750	30	250
Isle of Capri Casino Boonville	Boonville, MO	28,000	650	20	140
Isle of Capri Casino Lula	Lula, MS	59,300	470	10	150
Harrah’s Pompano Beach	Pompano Beach, FL	71,700	1,130	60	—
Lady Luck Casino - Black Hawk	Black Hawk, CO	11,200	290	—	—
Silver Legacy Resort Casino	Reno, NV	90,100	830	60	1,680
Leased
Caesars Atlantic City	Atlantic City, NJ	114,800	1,740	110	1,140
Caesars New Orleans	New Orleans, LA	111,300	1,330	120	790
Caesars Republic Lake Tahoe	Lake Tahoe, NV	56,100	590	40	740
Harrah’s Atlantic City	Atlantic City, NJ	150,200	1,830	130	2,580
Harrah’s Council Bluffs	Council Bluffs, IA	27,600	630	20	250
Harrah’s Gulf Coast	Biloxi, MS	37,200	600	30	500
Harrah’s Joliet	Joliet, IL	39,000	760	20	200
Harrah’s Lake Tahoe	Lake Tahoe, NV	40,900	690	70	510
Harrah’s Laughlin	Laughlin, NV	58,200	710	30	1,510
Harrah’s Metropolis	Metropolis, IL	23,500	600	20	210
Harrah’s North Kansas City	N. Kansas City, MO	57,500	1,080	60	390
Harrah’s Philadelphia	Chester, PA	88,700	1,570	50	—
Horseshoe Bossier City	Bossier City, LA	34,000	850	50	600
Horseshoe Council Bluffs	Council Bluffs, IA	59,400	1,130	60	150
Horseshoe Hammond	Hammond, IN	109,600	1,560	80	—
Horseshoe St. Louis	St. Louis, MO	75,800	910	40	490
Horseshoe Tunica	Tunica, MS	63,000	860	80	510
Isle Casino Bettendorf	Bettendorf, IA	38,200	750	20	510

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Isle Casino Waterloo	Waterloo, IA	39,200	810	20	190
Trop Casino Greenville	Greenville, MS	22,800	400	—	—
Tropicana Atlantic City	Atlantic City, NJ	119,900	1,600	110	2,360
Tropicana Laughlin Hotel & Casino	Laughlin, NV	43,200	620	20	1,490

Managed and Branded Segment
Managed
Harrah’s Ak-Chin	Phoenix, AZ	64,800	1,160	20	530
Harrah’s Cherokee	Cherokee, NC	222,600	2,970	150	1,830
Harrah’s Cherokee Valley River	Murphy, NC	71,500	1,330	70	550
Harrah’s Resort Southern California	Funner, CA	72,900	1,320	50	1,090
Caesars Windsor (a)	Canada	101,600	1,620	80	760
Branded
Caesars Southern Indiana	Elizabeth, IN	74,400	970	90	500
Harrah’s Northern California	Ione, CA	30,100	730	30	—
____________________
(a)In May 2025, the Ontario Lottery and Gaming Corporation selected Caesars to assume the full operation of Caesars Windsor, which is expected to occur in March 2026, at which time the property will move into our Regional segment as a Leased property.
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

PART II
Item 5.    Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock is quoted on the NASDAQ Stock Market under the symbol “CZR”. As of February 12, 2026, there were approximately 273 holders of record of our common stock. Shareholders of record do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.
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
Equity Compensation Plan Information
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table summarizes our shares repurchased during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
October 1, 2025 to October 31, 2025	1,780,556	$22.45	1,780,556	$231
November 1, 2025 to November 30, 2025	502,623	19.88	502,623	221
December 1, 2025 to December 31, 2025	—	—	—	221
Total	2,283,179	$21.88	2,283,179	$221
____________________
(a)Shares repurchased reflect repurchases settled during the periods, excluding repurchases, if any, traded but not yet settled before the end of the applicable periods.
(b)On October 2, 2024, we announced that our Board of Directors authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the 2024 Share Repurchase Program. All shares repurchased under the 2024 Share Repurchase Program are retired upon repurchase.
Stock Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Gambling Total Stock Market Index (“Dow Jones U.S. Gambling”) for the period beginning on December 31, 2020 and ending on December 31, 2025. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and each of the two indices, respectively, on December 31, 2020, and that all dividends were reinvested. Stock price performance, presented for the period from December 31, 2020 to December 31, 2025, is not necessarily indicative of future results.

2025 Performance Graph

$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
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
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) as our “Statements of Operations,” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included in Item 8.
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
We own, lease or manage an aggregate of 52 domestic properties in 18 states with approximately 51,400 slot machines, video lottery terminals and e-tables, approximately 2,700 table games and approximately 45,600 hotel rooms as of December 31, 2025. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc. Our primary source of revenue is generated by our gaming operations, which includes our casino properties, retail and online sports betting and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of December 31, 2025, we owned 22 of our casinos and leased 24 casinos in the U.S. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”) pursuant to a regional lease, a Las Vegas lease and a Joliet lease (the “VICI Leases”). In addition, we lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”), pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease (together with the GLPI Master Lease, the “GLPI Leases”). See descriptions below under the “GLPI Leases” and “VICI Leases.”

We operate and conduct retail and online sports wagering across 34 jurisdictions in North America, 27 of which offer online sports betting. Additionally, we operate iGaming in five jurisdictions in North America. The map below illustrates Caesars Digital’s presence as of December 31, 2025:
We have a partnership with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and operate the Caesars Racebook app in 22 states as of December 31, 2025. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
We are also in the process of continuing the expansion of our Caesars Digital footprint into other states in the near term with our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps as jurisdictions legalize or provide necessary approvals. No customers under 21 years old are allowed to wager on any of our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.

We periodically divest assets to raise capital or, in previous cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. The following is a summary of divestitures completed as of December 31, 2025:

Segment	Property/Assets	Date Sold	Sales Price
Caesars Digital	World Series of Poker (“WSOP”) Trademark	October 29, 2024	$500 million
Las Vegas	The LINQ Promenade	December 12, 2024	$275 million
In addition to the divestitures above, the operations of Rio All-Suite Hotel & Casino (“Rio”) were assumed by the lessor on October 2, 2023, and we exited our management agreement with Caesars Dubai on November 16, 2023. See Note 3 for further discussion on these key transactions and any applicable gain (loss) recorded.
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
During the years ended December 31, 2025 and 2024, we received distributions of $23 million and $39 million, respectively, and recorded $19 million and $11 million of income related to our investment due to the joint venture’s gains on the sales of certain land parcels, respectively. As of December 31, 2025 and 2024, our investment in the joint venture totaled $115 million and $119 million, respectively.
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
Key Performance Metrics
Our primary source of revenue is generated by our gaming operations, which includes our casino properties, retail and online sports betting and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment venues, retail shops, racing and other services to attract customers to our properties. Our operating results are highly dependent on the volume and quality of customers staying at, or visiting, our properties and using our sports betting, horse racing and iGaming applications.

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
Results of Operations
The following table highlights the results of our operations:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Net revenues:
Las Vegas	$4,049	$4,274	$4,470
Regional	5,756	5,539	5,778
Caesars Digital	1,408	1,163	973
Managed and Branded	279	274	307
Corporate and Other (a)	(6)	(5)	—
Total	$11,486	$11,245	$11,528

Net income (loss)	$(437)	$(211)	$828

Adjusted EBITDA (b):
Las Vegas	$1,728	$1,907	$2,016
Regional	1,789	1,810	1,962
Caesars Digital	236	117	38
Managed and Branded	67	71	76
Corporate and Other (a)	(196)	(166)	(154)
Total	$3,624	$3,739	$3,938

Net income (loss) margin	(3.8)%	(1.9)%	7.2%
Adjusted EBITDA margin	31.6%	33.3%	34.2%
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
Consolidated comparison for the years ended December 31, 2025, 2024 and 2023
The tables below highlight the results of our operations. Comparisons between 2025 and 2024 are described below. A discussion of changes in our results of operations for the year ended December 31, 2024 compared to 2023 has been omitted from this Annual Report on Form 10-K and can be found in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Net Revenues
Net revenues were as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2025	2024	2023	2025 vs 2024		2024 vs 2023
Casino	$6,617	$6,267	$6,367	$350	5.6%	$(100)	(1.6)%
Food and beverage	1,714	1,716	1,728	(2)	(0.1)%	(12)	(0.7)%
Hotel	1,945	2,016	2,090	(71)	(3.5)%	(74)	(3.5)%
Other	1,210	1,246	1,343	(36)	(2.9)%	(97)	(7.2)%
Net Revenues	$11,486	$11,245	$11,528	$241	2.1%	$(283)	(2.5)%
Consolidated net revenues increased for the year ended December 31, 2025, as compared to the same prior year period. The increase in casino revenues was primarily driven by significant growth in iGaming handle coupled with improved iGaming and sports betting hold in our Caesars Digital segment. The completion of Caesars Virginia’s permanent facility in December 2024 and the renovation and expansion of the rebranded Caesars New Orleans in October 2024 also contributed incremental gaming and non-gaming revenues in 2025. These increases were partially offset by declines in net revenues in certain competitive markets in our Regional segment and net revenues in our Las Vegas region which was due to lower customer visitation, consistent with city-wide trends, and lower table games hold compared to the same prior year period.
Operating Expenses
Operating expenses were as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2025	2024	2023	2025 vs 2024		2024 vs 2023
Casino	$3,602	$3,370	$3,342	$232	6.9%	$28	0.8%
Food and beverage	1,106	1,073	1,049	33	3.1%	24	2.3%
Hotel	615	580	570	35	6.0%	10	1.8%
Other	420	396	434	24	6.1%	(38)	(8.8)%
General and administrative	1,926	1,920	2,012	6	0.3%	(92)	(4.6)%
Corporate	322	307	306	15	4.9%	1	0.3%
Impairment charges	182	302	95	(120)	(39.7)%	207	*
Depreciation and amortization	1,417	1,324	1,261	93	7.0%	63	5.0%
Transaction and other costs, net	38	(331)	(13)	369	*	(318)	*
Total operating expenses	$9,628	$8,941	$9,056	$687	7.7%	$(115)	(1.3)%
___________________
*    Not meaningful.
Casino expenses consist primarily of salaries and wages, gaming taxes, and marketing and advertising costs associated with our gaming operations. Food and beverage expenses consist principally of salaries and wages and costs of goods sold associated with our food and beverage operations. Hotel expenses consist principally of salaries and wages, supplies and costs of services associated with our hotel operations. Other expenses consist principally of salaries and wages and costs of goods sold associated with our retail operations, entertainment costs (including professional talent fees), reimbursable management costs and other operations.
Casino expenses increased for the year ended December 31, 2025, as compared to the same prior year period. Casino expenses, such as gaming taxes, platform costs and processing fees, rose in connection with increased revenues in our Caesars Digital segment. Additionally, increased gaming tax rates on sports betting wagers and iGaming in certain states took effect on July 1, 2025. Casino expenses in the Regional segment increased in connection with additional casino revenues and targeted customer reinvestment spend in certain competitive markets. Increased casino expenses were partially offset by decreased marketing expenses in our Las Vegas segment associated with the Super Bowl held in Las Vegas in the first quarter of 2024. Food and beverage and hotel expenses have increased due to incremental wages correlating with additional revenues associated with the opening of Caesars Virginia’s permanent facility and the completed renovation and expansion of Caesars New Orleans, as well as higher union and non-union wages. We continue to focus on labor efficiencies across the enterprise to manage increased labor costs.

General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, expenses for administrative departments such as accounting, compliance, purchasing, human resources, legal, internal audit, property taxes and marketing expenses indirectly related to our gaming and non-gaming operations.
Corporate expenses include unallocated expenses such as payroll, inclusive of the annual bonus, stock-based compensation, professional fees, cybersecurity and other various expenses not directly related to the Company’s operations. Corporate expenses increased for the year ended December 31, 2025, as compared to the same prior year period, primarily driven by an increase in payroll and benefits expense.
Impairment charges for the year ended December 31, 2025 were recorded within our Regional segment as a result of a decrease in projected future cash flows at certain properties primarily due to localized competition.
Depreciation and amortization expenses increased for the year ended December 31, 2025, as compared to the same prior year period, primarily related to recently completed construction projects.
Transaction and other costs, net primarily includes non-cash losses on the write down and disposal of assets, gains and losses on the sales of certain assets, certain non-recurring litigation reserves, non-recurring asset recoveries, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with new property openings and non-cash changes in equity method investments. For the year ended December 31, 2025, as compared to the same prior year period, transaction and other costs, net increased primarily due to gains from the sales of the WSOP trademark and the LINQ Promenade recognized in the prior year period.
Other income (expenses)
Other income (expenses) were as follows:

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2025	2024	2023	2025 vs 2024		2024 vs 2023
Interest expense, net	$(2,304)	$(2,366)	$(2,342)	$62	2.6%	$(24)	(1.0)%
Loss on extinguishment of debt	(4)	(89)	(200)	85	95.5%	111	55.5%
Other income	2	27	10	(25)	(92.6)%	17	170.0%
Benefit (provision) for income taxes	11	(87)	888	98	*	(975)	*
___________________
*    Not meaningful.
Interest expense, net decreased for the year ended December 31, 2025, as compared to the same prior year period, primarily due to a reduction in outstanding debt and our strategic shift in our debt mix from higher fixed rate debt to variable rate debt during the first quarter of 2024. Since September 2024, key borrowing rates have been decreased by the Federal Reserve by 175 basis points resulting in significant decreases in our cash paid for interest on our variable debt. Decreased interest expense was partially offset by lower capitalized interest for the year ended December 31, 2025, as compared to the same prior year period, due to the completion of construction projects. See Note 2 to our Financial Statements for the major components of interest expense, net.
For the year ended December 31, 2025, loss on extinguishment of debt was related to the full redemption of the CEI Senior Notes due 2027. For the year ended December 31, 2024, loss on extinguishment of debt was primarily related to the prepayments of the CEI Senior Secured Notes due 2025 and the Caesars Resort Collection (“CRC”) Senior Secured Notes and the partial prepayments of the CEI Term Loan B and the CEI Senior Notes due 2027.
Other income for the year ended December 31, 2024 primarily represents a change in estimate of our disputed claims liability.
The income tax benefit was $11 million for the year ended December 31, 2025, as compared to an income tax provision of $87 million for the year ended December 31, 2024. The reported income tax benefit in 2025 differed from the statutory income tax benefit primarily due to nondeductible goodwill impairments and nondeductible interest expense. The reported income tax expense in 2024 differed from the statutory income tax benefit primarily due to nondeductible goodwill impairments and write offs and nondeductible interest expense. See Note 14 to our Financial Statements for the effective income tax rate reconciliation.

Segment comparison for the years ended December 31, 2025, 2024 and 2023
Las Vegas Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2025	2024	2023	2025 vs 2024		2024 vs 2023
Net revenues:
Casino	$1,072	$1,115	$1,212	$(43)	(3.9)%	$(97)	(8.0)%
Food and beverage	1,099	1,141	1,152	(42)	(3.7)%	(11)	(1.0)%
Hotel	1,313	1,417	1,447	(104)	(7.3)%	(30)	(2.1)%
Other	565	601	659	(36)	(6.0)%	(58)	(8.8)%
Net revenues	$4,049	$4,274	$4,470	$(225)	(5.3)%	$(196)	(4.4)%

Table games drop (a)	$2,880	$3,124	$3,428	$(244)	(7.8)%	$(304)	(8.9)%
Table games hold %	19.9%	21.3%	22.2%		(1.4) pts		(0.9) pts
Slot handle (a)	$10,427	$10,569	$11,057	$(142)	(1.3)%	$(488)	(4.4)%

Hotel occupancy	94.1%	97.5%	96.8%		(3.4) pts		0.7 pts

Adjusted EBITDA	$1,728	$1,907	$2,016	$(179)	(9.4)%	$(109)	(5.4)%
Adjusted EBITDA margin	42.7%	44.6%	45.1%		(1.9) pts		(0.5) pts

Net income attributable to Caesars	$703	$924	$1,042	$(221)	(23.9)%	$(118)	(11.3)%
____________________
(a)Prior year gaming volumes include Rio’s table games drop of $70 million and slot handle of $342 million for the year ended December 31, 2023.
Our Las Vegas segment’s net revenues, net income, Adjusted EBITDA and Adjusted EBITDA margin decreased for the year ended December 31, 2025, compared to the same prior year period, primarily due to declines in city-wide visitation trends resulting in lower gaming and non-gaming revenues. Casino revenues declined as a result of decreased table and slot volumes, coupled with unfavorable table games hold, which remained within the typical range. Similarly, declines in city-wide visitation resulted in lower hotel occupancy and room rates compared to the prior year period. Other revenue declined as compared to the same prior year period primarily due to the sale of the LINQ Promenade during the fourth quarter of 2024.
Slot win percentage in the Las Vegas segment during the year ended December 31, 2025 was within our typical range.

Regional Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2025	2024	2023	2025 vs 2024		2024 vs 2023
Net revenues:
Casino	$4,193	$4,073	$4,272	$120	2.9%	$(199)	(4.7)%
Food and beverage	616	575	576	41	7.1%	(1)	(0.2)%
Hotel	632	599	643	33	5.5%	(44)	(6.8)%
Other	315	292	287	23	7.9%	5	1.7%
Net revenues	$5,756	$5,539	$5,778	$217	3.9%	$(239)	(4.1)%

Table games drop	$4,431	$4,005	$4,188	$426	10.6%	$(183)	(4.4)%
Table games hold %	20.7%	21.3%	21.7%		(0.6) pts		(0.4) pts
Slot handle	$43,203	$40,850	$43,211	$2,353	5.8%	$(2,361)	(5.5)%

Adjusted EBITDA	$1,789	$1,810	$1,962	$(21)	(1.2)%	$(152)	(7.7)%
Adjusted EBITDA margin	31.1%	32.7%	34.0%		(1.6) pts		(1.3) pts

Net income (loss) attributable to Caesars	$(145)	$(18)	$377	$(127)	*	$(395)	*
___________________
*    Not meaningful.
Our Regional segment’s net revenues improved for the year ended December 31, 2025, as compared to the same prior year period, primarily due to favorable results from our recently completed Caesars Virginia and Caesars New Orleans development projects. These increases were partially offset by the continued impact of competition and inclement weather in several of our regional markets, as well as construction disruption in Lake Tahoe. Adjusted EBITDA and Adjusted EBITDA margin decreased slightly for the year ended December 31, 2025, as compared to the same prior year period, primarily due to increased labor costs and targeted customer reinvestment spend in certain competitive markets. Net income (loss) decreased for the year ended December 31, 2025, as compared to the same prior year period, primarily due to additional depreciation expense resulting from the recently completed development projects.
As a result of the aforementioned factors impacting certain of our properties in the Regional segment, we recorded impairments totaling $182 million during the year ended December 31, 2025.
Slot win percentage in the Regional segment during the year ended December 31, 2025 was within our typical range.

Caesars Digital Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2025	2024	2023	2025 vs 2024		2024 vs 2023
Net revenues:
Casino (a)	$1,359	$1,085	$886	$274	25.3%	$199	22.5%
Other	49	78	87	(29)	(37.2)%	(9)	(10.3)%
Net revenues	$1,408	$1,163	$973	$245	21.1%	$190	19.5%

Sports betting handle (b)	$11,496	$11,514	$12,089	$(18)	(0.2)%	$(575)	(4.8)%
Sports betting hold %	8.1%	7.0%	6.3%		1.1 pts		0.7 pts

iGaming handle	$19,025	$14,920	$10,622	$4,105	27.5%	$4,298	40.5%
iGaming hold %	3.6%	3.5%	3.1%		0.1 pts		0.4 pts

Adjusted EBITDA	$236	$117	$38	$119	101.7%	$79	*
Adjusted EBITDA margin	16.8%	10.1%	3.9%		6.7 pts		6.2 pts

Net income (loss) attributable to Caesars	$57	$269	$(91)	$(212)	(78.8)%	$360	*
___________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and poker of $309 million, $283 million and $253 million for the years ended December 31, 2025, 2024 and 2023, respectively. Promotional and complimentary incentives for poker were $14 million, $13 million and $14 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)Caesars Digital generated an additional $951 million, $979 million and $1.1 billion of sports betting handle for the years ended December 31, 2025, 2024 and 2023, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 11.8%, 9.3% and 10.4% for the years ended December 31, 2025, 2024 and 2023, respectively. Sports betting handle includes $40 million, $41 million and $45 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to horse racing and pari-mutuel wagers.
Caesars Digital’s net revenues, Adjusted EBITDA, and Adjusted EBITDA margin improved significantly for the year ended December 31, 2025, as compared to the same prior year period, primarily due to higher iGaming handle and iGaming hold coupled with improved sports betting hold. Net income decreased primarily due to the gain recognized on the sale of the WSOP trademark in the prior year period.
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

Managed and Branded Segment

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2025	2024	2023	2025 vs 2024		2024 vs 2023
Net revenues:
Other	$279	$274	$307	$5	1.8%	$(33)	(10.7)%
Net revenues	$279	$274	$307	$5	1.8%	$(33)	(10.7)%

Adjusted EBITDA	$67	$71	$76	$(4)	(5.6)%	$(5)	(6.6)%
Adjusted EBITDA margin	24.0%	25.9%	24.8%		(1.9) pts		1.1 pts

Net income attributable to Caesars	$68	$71	$101	$(3)	(4.2)%	$(30)	(29.7)%
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

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2025	2024	2023	2025 vs 2024		2024 vs 2023
Reimbursable management revenue	$208	$203	$206	$5	2.5%	$(3)	(1.5)%
Reimbursable management cost	208	203	206	5	2.5%	(3)	(1.5)%
Corporate & Other

	Years Ended December 31,			Variance	Percent Change	Variance	Percent Change
(Dollars in millions)	2025	2024	2023	2025 vs 2024		2024 vs 2023
Net revenues:
Casino	$(7)	$(6)	$(3)	$(1)	(16.7)%	$(3)	(100.0)%
Food and beverage	(1)	—	—	(1)	*	—	*
Other	2	1	3	1	100.0%	(2)	(66.7)%
Net revenues	$(6)	$(5)	$—	$(1)	(20.0)%	$(5)	*

Adjusted EBITDA	$(196)	$(166)	$(154)	$(30)	(18.1)%	$(12)	(7.8)%
___________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Years Ended December 31, 2025, 2024 and 2023
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income and interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation expense, (gain) loss on extinguishment of debt, impairment charges, other (income) loss, net income (loss) attributable to noncontrolling interests, transaction costs associated with our acquisitions, developments, and divestitures, and non-cash changes in equity method investments. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, distributions to our noncontrolling interest owners and payments under our leases with affiliates of VICI and GLPI, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide Adjusted EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt agreements.
The following table summarizes our Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023 in addition to reconciling net income (loss) to Adjusted EBITDA in accordance with GAAP (unaudited):

	Years Ended December 31,
(In millions)	2025	2024	2023
Net income (loss) attributable to Caesars	$(502)	$(278)	$786
Net income attributable to noncontrolling interests	65	67	42
(Benefit) provision for income taxes (a)	(11)	87	(888)
Other income (b)	(2)	(27)	(10)
Loss on extinguishment of debt	4	89	200
Interest expense, net	2,304	2,366	2,342
Impairment charges (c)	182	302	95
Depreciation and amortization	1,417	1,324	1,261
Transaction costs and other, net (d)	72	(285)	6
Stock-based compensation expense	95	94	104
Adjusted EBITDA	3,624	3,739	3,938
Pre-disposition EBITDA, net (e)	—	(16)	(36)
Total Adjusted EBITDA	$3,624	$3,723	$3,902
____________________
(a)Benefit for income taxes for the year ended December 31, 2023 includes the release of $940 million of valuation allowance against deferred tax assets.
(b)Other income for the year ended December 31, 2024 primarily represents a change in estimate of our disputed claims liability.
(c)Impairment charges for the years ended December 31, 2025 and 2023 include impairments within our Regional segment. Impairment charges for the year ended December 31, 2024 include impairments within our Regional and Las Vegas segments.
(d)Transaction costs and other, net primarily includes non-cash losses on the write down and disposal of assets, certain non-recurring litigation reserves, non-recurring asset recoveries, gains from the sales of the WSOP trademark and the LINQ Promenade, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with new property openings and expansion projects at existing properties, and non-cash changes in equity method investments.
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

As of December 31, 2025, our cash on hand and borrowing capacity was as follows:

(In millions)	December 31, 2025
Cash and cash equivalents	$887
Revolver capacity (a)	2,075
Revolver capacity committed to letters of credit	(83)
Revolver capacity committed as regulatory requirement	(46)
Total	$2,833
___________________
(a)Revolver capacity includes $2.1 billion under the CEI Revolving Credit Facility, maturing in January 2028, and $25 million under the CVA Revolving Credit Facility, maturing on April 26, 2029, less $40 million reserved for specific purposes.
During the year ended December 31, 2025, our operating activities generated operating cash inflows of $1.3 billion, as compared to operating cash inflows of $1.1 billion during the year ended December 31, 2024, primarily due to changes in working capital, coupled with the results of operations described above.
On October 2, 2024, we announced that our Board of Directors (“Board”) authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. During the year ended December 31, 2025, we acquired 9,606,145 shares of our common stock at an aggregate value of $229 million. Under the 2024 Share Repurchase Program, as of December 31, 2025, we have authorization to repurchase up to $221 million more of our outstanding common stock. See “Share Repurchase Programs” below for details.
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
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $824 million for 2026. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations, that take effect in November of each year, based on the Consumer Price Index (“CPI”). In addition to the CPI escalator, our VICI leases are also subject to a variable rent adjustment based on certain historical net revenues of our leased properties which began in November 2024. The next such lease year with a variable rent adjustment begins November 2027. We estimate our lease payments to VICI and GLPI to be approximately $1.4 billion for 2026.
We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for 2026 include the completion of expansion and rebranding projects and hotel renovations. In addition, we anticipate continued investment in our Caesars Sportsbook and iGaming applications.
Cash used for capital expenditures totaled $805 million, $1.3 billion and $1.3 billion for the years ended December 31, 2025, 2024 and 2023, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our estimates for 2026 capital expenditures.

(In millions)	Low	High
Growth and renovation projects	$255	$305
Caesars Digital	55	65
Maintenance projects	315	355
Total estimated capital expenditures from unrestricted cash	$625	$725
We have agreements with certain sporting event facilities and professional sports teams primarily for tickets, suites, advertising, marketing, promotional and sponsorship opportunities. The agreements include leasing of event suites that are generally considered short term leases for which we do not record a right-of-use asset or lease liability and recognize expenses in the period services are received. As of December 31, 2025 and 2024, obligations related to these agreements were $318 million and $421 million, respectively, with contracts extending through 2040.

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
As of December 31, 2025, we were in compliance with all of the applicable financial covenants described above.
Share Repurchase Programs
On November 8, 2018, we announced that our Board of Directors authorized a $150 million common stock repurchase program (the “2018 Share Repurchase Program”). In September 2024 we reached the limit of authorized repurchases under the 2018 Share Repurchase Plan and on October 2, 2024, we announced that our Board authorized a $500 million common stock repurchase program. Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the 2024 Share Repurchase Program.
Share repurchase activity is summarized below:

	Years Ended December 31,
	2025		2024
(In millions, except share data)	Shares repurchased	Total cost	Shares repurchased	Total cost
2018 Share Repurchase Program	—	$—	3,872,478	$141
2024 Share Repurchase Program	9,606,145	229	1,262,990	50
Total	9,606,145	$229	5,135,468	$191
Under the 2024 Share Repurchase Program, as of December 31, 2025, we have authorization to repurchase up to $221 million more of our outstanding common stock.

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
As of December 31, 2025, we had $1.9 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $83 million in outstanding letters of credit, $46 million committed for regulatory purposes, the outstanding amount, and the reserves described above.
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
CEI Senior Notes due 2027
On July 6, 2020, Colt Merger Sub, Inc. (the “Escrow Issuer”) issued $1.8 billion in aggregate principal amount of 8.125% senior notes due 2027 (the “CEI Senior Notes due 2027”) pursuant to an indenture, dated July 6, 2020, by and between the Escrow Issuer and U.S. Bank National Association, as trustee. The CEI Senior Notes due 2027 ranked equally with all existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors. The CEI Senior Notes due 2027 were scheduled to mature on July 1, 2027 with interest payable semi-annually on January 1 and July 1 of each year.
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
VICI Leases
CEI leases certain real property assets from VICI under the following agreements: (i) for a portfolio of properties located throughout the United States (the “Regional Lease”), (ii) for Caesars Palace Las Vegas and Harrah’s Las Vegas (the “Las Vegas Lease”), and (iii) for Harrah’s Joliet (the “Joliet Lease”), (collectively, “VICI Leases”). The lease agreements, inclusive of all amendments, include (i) a 15-year initial term with four five-year renewal options, (ii) initial annual fixed rent payments of $1.1 billion, subject to annual escalation provisions based on the CPI and a 2% floor which commenced in lease year two of the initial terms and (iii) a variable element based on net revenues of the underlying leased properties which commenced in lease year eight of the initial term.

The put-call right agreement whereby the Company could have required VICI to purchase and lease back (as lessor), or whereby VICI could require the Company to sell to VICI and lease back (as lessee), the real estate components of the Forum Convention Center, was not exercised by Caesars prior to the end of the Company’s election period. VICI’s election period expires on December 31, 2028. In the event that VICI exercises the option, the Forum Convention Center would be sold at a price and leased back to CEI in accordance to the terms and conditions of the put-call right agreement, as amended.
Our VICI Leases are accounted for as a financing obligation and totaled $11.7 billion as of December 31, 2025. See Note 7 to our Financial Statements for additional information about our VICI Leases and related matters.
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
The GLPI Leases are accounted for as financing obligations and totaled $1.3 billion as of December 31, 2025. See Note 7 to our Financial Statements for additional information about our GLPI Leases and related matters.
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
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with GAAP. In preparing our financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality. When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate under specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Certain of our accounting policies, including those in connection with income taxes, goodwill and other indefinite-lived intangible assets, long-lived assets, allowance for credit losses related to certain gaming receivables, self-insurance reserves, and litigation, claims and assessments require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.
We consider accounting estimates to be critical accounting policies when:
•the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and
•different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations.
By their nature, these judgments and estimates are subject to an inherent degree of uncertainty. Our judgments and estimates are based on our historical experience, terms of existing contracts, observance of trends in the industry, information gathered from customer behavior, and information available from other outside sources, as appropriate. Actual results may differ due to the inherent uncertainty involving judgments and estimates.

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
We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and as attributable to operating loss and tax credit carryforwards. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. During the second quarter of 2023, we evaluated our forecasted adjusted taxable income and objectively verifiable evidence and placed substantial weight on our 2022 and 2023 quarterly earnings, adjusted for non-recurring items, including the interest expense disallowed under the then current tax law. Accordingly, we determined it was more likely than not that a portion of the federal and state deferred tax assets will be realized and, as a result, during the second quarter of 2023, we reversed the valuation allowance related to these deferred tax assets and recorded an income tax benefit of $940 million. We are still carrying a valuation allowance on certain federal and state deferred tax assets that are not more likely than not to be realized in the future. We have assessed the changes to the valuation allowance, including realization of the disallowed interest expense deferred tax asset, using the integrated approach.
As of December 31, 2025, the Company had federal and state net operating loss carryforwards of $15 million and $9.1 billion, respectively, and federal general business tax credit and research tax credit carryforwards of $52 million, which will expire on various dates as follows:

Year of Expiration	Net Operating Losses		Tax Credits
(In millions)	Federal	States	Federal
2026-2030	$—	$1,245	$—
2031-2035	15	3,829	—
2036-2045	—	1,603	52
Do not expire	—	2,387	—
	$15	$9,064	$52
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
Goodwill and Other Indefinite-lived Intangible Assets
Assessing goodwill and other indefinite-lived intangible assets for impairment is a process that requires significant judgment and involves detailed qualitative and quantitative business-specific analysis and many individual assumptions which fluctuate between assessments.
Our annual test for impairment of goodwill and other indefinite-lived intangible assets includes a qualitative assessment (a “step zero” assessment) to determine whether further impairment testing is necessary. To perform the step zero analysis the Company considers general economic conditions, recent and projected financial performance, market competition and changes in the carrying amount of our reporting units for goodwill. We also consider the period of time between the last qualitative assessment performed as well as the passing margin by which fair value exceeded the carrying value. If the qualitative assessment indicates that it is more likely than not that the carrying amount of the reporting unit or indefinite-lived intangible asset exceeds its fair value, the Company does not proceed to a quantitative assessment.

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
We determine the fair value of our indefinite-lived intangible assets using either the relief from royalty method, the excess earnings method under the income approach or a replacement cost market approach. The determination of fair value of our reporting units and indefinite-lived intangible assets requires management to make significant assumptions and estimates around the forecasts as well as the selection of discount rates and valuation multiples. Assumptions include the effects of changes in the competitive environment, capital projects, and new developments which may not be realized as projected. Changes in these assumptions and estimates could have a significant impact on the fair value of our reporting units’ intangible assets and result in potential impairment.
We completed our annual impairment tests as of October 1, 2025. As a result, we recognized impairment charges in our Regional segment. Our Regional segment’s impairments were due to a decrease in projected future cash flows at certain regional properties primarily due to localized competition within certain markets. We identified three reporting units in the Regional segment with estimated fair values associated with trademarks and goodwill below their respective carrying values and recorded impairments. This resulted in trademark impairment of $22 million and goodwill impairments of $160 million within the segment for the year ended December 31, 2025.
As of October 1, 2025, three reporting units in the Regional segment and two reporting units in the Las Vegas segment with goodwill totaling $2.5 billion had fair values that did not significantly exceed their respective carrying values. In addition, we identified one trademark totaling $114 million in our Las Vegas segment that did not significantly exceed its carrying value. The reporting units and indefinite-lived intangible assets with carrying values that do not significantly exceed their estimated fair values are primarily assets acquired in a merger when our discount rate was approximately 9.5%. The discount rate used in our annual impairment testing as of October 1, 2025 was approximately 10.0%. To the extent gaming volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we may recognize further impairments, and such impairments could be material. The discount rate represents the most sensitive input in our estimates and an increase of 1% to the discount rate would result in additional impairments of approximately $325 million on the assets that do not significantly exceed their carrying values. In addition, $914 million of goodwill within our Regional segment and $462 million in our Las Vegas segment are associated with reporting units with zero or negative carrying values. See Note 5 for additional information.
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
Allowance for Credit Losses - Gaming
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for credit losses range from specific reserves to various percentages applied to aged receivables. Historical collection rates and reasonable forecasts are considered, as are customer relationships, in determining specific reserves to reflect current expected credit loss. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for credit losses. As of December 31, 2025, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $15 million.

Self-Insurance Reserves
We are self-insured for various levels of general liability, employee medical insurance coverage and workers’ compensation coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not yet reported. We utilize independent consultants to assist management in its determination of estimated insurance liabilities. While the total cost of claims incurred depends on future developments, in management’s opinion, recorded reserves are adequate to cover future claims payments. Self-insurance reserves for employee medical claims, workers’ compensation and general liability claims are included within Accrued other liabilities on the Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.
Litigation, Claims and Assessments
We utilize estimates for litigation, claims and assessments. These estimates are based on our knowledge and experience regarding current and past events, as well as assumptions about future events. Changes to our estimates may have an adverse effect on our financial position, results of operations or cash flows. Actual results could differ from these estimates.
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
Interest Rate Risk
As of December 31, 2025, the face value of long-term debt was $11.9 billion, including long-term variable-rate borrowings of $6.1 billion under the CEI Term Loans, the CVA Delayed Draw Term Loan, and the CEI Revolving Credit Facility. No amounts were outstanding under the CVA Revolving Credit Facility.
The table below provides information as of December 31, 2025 about our fixed rate and variable rate financial instruments that are sensitive to changes in interest rates, including the cash flows associated with amortization and average interest rates. Principal amounts are used to calculate the payments to be exchanged under the related agreements and average variable rates are based on implied forward rates in the yield curve as of December 31, 2025 and should not be considered a predictor of actual future interest rates.

	Expected Maturity Date
(Dollars in millions)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$2	$2	$2	$1,202	$2,002	$2,632	$5,842	$5,878
Average interest rate	4.3%	4.3%	4.3%	4.6%	7.0%	6.3%	6.2%
Variable rate	$112	$112	$803	$372	$1,960	$2,704	$6,063	$6,034
Average interest rate	5.5%	5.3%	5.9%	5.5%	6.0%	6.1%	5.7%
As of December 31, 2025, borrowings outstanding under our CEI credit agreement and the CVA Delayed Draw Term Loan were variable-rate borrowings. Assuming a 100 basis-point increase in Term SOFR, our annual interest cost would change by approximately $61 million based on gross amounts outstanding at December 31, 2025.
We do not purchase or hold any derivative financial instruments for trading purposes.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
CAESARS ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Caesars Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Caesars Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Indefinite-lived intangible assets consist primarily of trademarks, Caesars Rewards, and gaming rights. The Company uses the Excess Earnings Method and Cost Approach to determine the estimated fair value of gaming rights. The Company uses the relief from royalty method to determine the estimated fair value of trademarks and Caesars Rewards.

The Company performed its annual impairment assessment as of October 1, 2025. The Company’s goodwill balance was $10,441 million as of December 31, 2025, of which three reporting units in the Regional segment and two reporting units in the Las Vegas segment with goodwill totaling $2.5 billion had estimated fair values that did not significantly exceed their carrying values. The Company’s indefinite-lived intangibles balance was $3,255 million as of December 31, 2025, of which one trademark totaling $114 million in the Las Vegas segment had an estimated fair value that did not significantly exceed its carrying value.
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
February 17, 2026
We have served as the Company’s auditor since 2020.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions, except par value)	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$887	$866
Restricted cash	85	95
Accounts receivable, net	476	470
Inventories	43	45
Prepayments and other current assets	312	271
Total current assets	1,803	1,747
Investments in and advances to unconsolidated affiliates	133	131
Property and equipment, net	14,358	14,812
Goodwill	10,441	10,601
Intangible assets other than goodwill	3,985	4,133
Deferred tax asset	67	62
Other long-term assets, net	852	1,104
Total assets	$31,639	$32,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$297	$296
Accrued interest	224	242
Accrued other liabilities	1,618	1,625
Current portion of long-term debt	114	109
Total current liabilities	2,253	2,272
Long-term financing obligations	13,096	12,899
Long-term debt	11,670	12,033
Deferred tax liability	58	130
Other long-term liabilities	876	880
Total liabilities	27,953	28,214
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 500,000,000 shares authorized, 202,629,159 and 211,325,086 issued and outstanding	—	—
Additional paid-in capital	6,709	6,862
Accumulated deficit	(3,303)	(2,801)
Treasury stock, at cost	—	—
Accumulated other comprehensive income	98	96
Caesars stockholders' equity	3,504	4,157
Noncontrolling interests	182	219
Total stockholders’ equity	3,686	4,376
Total liabilities and stockholders’ equity	$31,639	$32,590

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions, except per share data)	2025	2024	2023
NET REVENUES:
Casino	$6,617	$6,267	$6,367
Food and beverage	1,714	1,716	1,728
Hotel	1,945	2,016	2,090
Other	1,210	1,246	1,343
Net revenues	11,486	11,245	11,528
OPERATING EXPENSES:
Casino	3,602	3,370	3,342
Food and beverage	1,106	1,073	1,049
Hotel	615	580	570
Other	420	396	434
General and administrative	1,926	1,920	2,012
Corporate	322	307	306
Impairment charges	182	302	95
Depreciation and amortization	1,417	1,324	1,261
Transaction and other costs, net	38	(331)	(13)
Total operating expenses	9,628	8,941	9,056
Operating income	1,858	2,304	2,472
OTHER EXPENSE:
Interest expense, net	(2,304)	(2,366)	(2,342)
Loss on extinguishment of debt	(4)	(89)	(200)
Other income	2	27	10
Total other expense	(2,306)	(2,428)	(2,532)
Loss before income taxes	(448)	(124)	(60)
Benefit (provision) for income taxes	11	(87)	888
Net income (loss)	(437)	(211)	828
Net income attributable to noncontrolling interests	(65)	(67)	(42)
Net income (loss) attributable to Caesars	$(502)	$(278)	$786

Net income (loss) attributable to Caesars per share - basic and diluted:
Basic income (loss) per share	$(2.42)	$(1.29)	$3.65
Diluted income (loss) per share	$(2.42)	$(1.29)	$3.64
Weighted average basic shares outstanding	208	215	215
Weighted average diluted shares outstanding	208	215	216

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In millions)	2025	2024	2023
Net income (loss)	$(437)	$(211)	$828
Foreign currency and other	2	(1)	5
Other comprehensive income (loss), net of tax	2	(1)	5
Comprehensive income (loss)	(435)	(212)	833
Amounts attributable to noncontrolling interests:
Net income attributable to noncontrolling interests	(65)	(67)	(42)
Comprehensive income attributable to noncontrolling interests	(65)	(67)	(42)
Comprehensive income (loss) attributable to Caesars	$(500)	$(279)	$791

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Caesars Stockholders' Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2023	—	$—	215	$—	$6,953	$(3,309)	$92	$(23)	$38	$3,751
Stock-based compensation	—	—	1	—	104	—	—	—	—	104
Net income	—	—	—	—	—	786	—	—	42	828
Other comprehensive income, net of tax	—	—	—	—	—	—	5	—	—	5
Shares withheld related to net share settlement of stock awards	—	—	—	—	(27)	—	—	—	—	(27)
Transactions with noncontrolling interests	—	—	—	—	(29)	—	—	—	88	59
Balance, December 31, 2023	—	—	216	—	7,001	(2,523)	97	(23)	168	4,720
Stock-based compensation	—	—	—	—	94	—	—	—	—	94
Net income (loss)	—	—	—	—	—	(278)	—	—	67	(211)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	—	—	(1)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(17)	—	—	—	—	(17)
Cancellation of shares issued	—	—	—	—	(14)	—	—	14	—	—
Repurchase of common stock	—	—	(5)	—	(202)	—	—	9	—	(193)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(16)	(16)
Balance, December 31, 2024	—	—	211	—	6,862	(2,801)	96	—	219	4,376
Stock-based compensation	—	—	1	—	95	—	—	—	—	95
Net income (loss)	—	—	—	—	—	(502)	—	—	65	(437)
Other comprehensive income, net of tax	—	—	—	—	—	—	2	—	—	2
Shares withheld related to net share settlement of stock awards	—	—	—	—	(17)	—	—	—	—	(17)
Repurchase of common stock	—	—	(9)	—	(231)	—	—	—	—	(231)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(102)	(102)
Balance, December 31, 2025	—	$—	203	$—	$6,709	$(3,303)	$98	$—	$182	$3,686

The accompanying notes are an integral part of these consolidated financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(437)	$(211)	$828
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,417	1,324	1,261
Amortization of deferred financing costs and discounts	178	179	200
Provision for credit losses	43	49	41
Loss on extinguishment of debt	4	89	200
Non-cash lease amortization	24	26	51
Gain on investments	(1)	(7)	(5)
Stock-based compensation expense	95	94	104
(Gain) loss on sale or disposal of property, equipment, trademark and businesses	17	(359)	22
Impairment charges	182	302	95
Deferred income taxes	(11)	87	(888)
Other non-cash adjustments to net (income) loss	(8)	(23)	(40)
Change in operating assets and liabilities:
Accounts receivable	(53)	86	(82)
Prepaid expenses and other assets	(49)	(13)	39
Income taxes receivable and payable, net	(81)	(48)	(27)
Accounts payable, accrued expenses and other liabilities	(18)	(500)	10
Net cash provided by operating activities	1,302	1,075	1,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(805)	(1,296)	(1,264)
Acquisition of intangible assets	(4)	(15)	(30)
Proceeds from sale of property, equipment, trademark and businesses	218	554	1
Proceeds from the sale of investments	8	14	4
Distributions from unconsolidated affiliate	23	39	—
Investments in unconsolidated affiliates	(6)	—	(3)
Other	(5)	—	36
Net cash used in investing activities	(571)	(704)	(1,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	1,580	7,525	5,460
Repayments of long-term debt and revolving credit facilities	(1,969)	(7,670)	(6,106)
Financing obligation payments	(26)	(8)	(8)
Debt issuance and extinguishment costs	—	(121)	(79)
Repurchase of common stock	(229)	(191)	—
Taxes paid related to net share settlement of equity awards	(17)	(17)	(27)
Payments to acquire ownership interest in subsidiary	—	—	(66)
Contributions from noncontrolling interest owners	—	—	116
Distributions to noncontrolling interest owners	(102)	(16)	(3)
Net cash used in financing activities	(763)	(498)	(713)
Decrease in cash, cash equivalents and restricted cash	(32)	(127)	(160)
Cash, cash equivalents and restricted cash, beginning of period	1,016	1,143	1,303
Cash, cash equivalents and restricted cash, end of period	$984	$1,016	$1,143

	Years Ended December 31,
(In millions)	2025	2024	2023
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$887	$866	$1,005
Restricted cash	85	95	122
Restricted and escrow cash included in other long-term assets, net	12	55	16
Total cash, cash equivalents and restricted cash	$984	$1,016	$1,143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid for debt	$813	$1,052	$846
Cash interest paid for rent related to financing obligations	1,349	1,324	1,286
Income taxes paid, net	81	48	26
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	109	174	169
Acquisition of intangible assets	3	32	—
Note receivable from WSOP trademark sale	—	250	—

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
We also refer to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) as our “Statements of Operations,” and (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” which are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). References to numbered “Notes” refer to Notes to our Consolidated Financial Statements included herein.
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
Description of Business
The Company owns, leases, brands or manages an aggregate of 52 domestic properties in 18 states with approximately 51,400 slot machines, video lottery terminals and e-tables, approximately 2,700 table games and approximately 45,600 hotel rooms as of December 31, 2025. In addition, the Company has other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its gaming operations, which includes its casino properties, retail and online sports betting, and online gaming. Additionally, the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and online sports betting, iGaming, horse racing and online poker are included under the Caesars Digital segment. The Company operates retail and online sports wagering across 34 jurisdictions in North America, 27 of which offer online sports betting, and operates iGaming in five jurisdictions in North America as of December 31, 2025. The Company operates the Caesars Sportsbook app, the Caesars Racebook app, the Caesars Palace Online Casino app and the Horseshoe Online Casino app. The Company also expects to continue to grow its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and iGaming.
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
The Company has divested certain properties and other assets, including non-core properties and, in previous cases, divestitures required by regulatory agencies. The presentation of financial information herein for the periods before an acquisition or divestiture is not fully comparable to the periods after the respective acquisition or divestiture dates. See Note 3 for properties recently divested.
Our Financial Statements include the accounts of Caesars Entertainment, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. See Note 16 for segment information.

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
We consider ourselves the primary beneficiary of a VIE when we have both the power to direct the activities that most significantly impact the economic performance of the VIE and the right to receive benefits or the obligation to absorb losses that could be potentially significant to the VIE. We review investments, if a reconsideration event occurs, to determine if the investment qualifies, or continues to qualify, as a VIE. If we determine an investment qualifies, or no longer qualifies, as a VIE, there may be a material effect to our Financial Statements.
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
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s deferred compensation plans. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1) and represent the amounts the Company would expect to receive if the Company sold these marketable securities. As of both December 31, 2025 and 2024, the Company held $2 million in marketable securities.
Derivative Instruments
The Company may enter into derivative instruments to hedge the risk of fluctuations in interest rates, foreign exchange rates or pricing for other commodities. These agreements are designated as cash flow hedges.
As of December 31, 2025 and 2024, the Company did not hold any cash flow hedges or any derivative financial instruments for trading purposes.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Advertising
Advertising costs are expensed in the period the advertising first occurs. Advertising costs were $237 million, $231 million and $259 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included within operating expenses. Advertising costs related to the Caesars Digital segment are primarily recorded in Casino expense.
Interest Expense, Net

	Years Ended December 31,
(In millions)	2025	2024	2023
Interest expense	$2,329	$2,438	$2,394
Capitalized interest	(5)	(61)	(40)
Interest income	(20)	(11)	(12)
Total interest expense, net	$2,304	$2,366	$2,342
Recently Issued Accounting Pronouncements
Pronouncements Implemented in 2025
In July 2025, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU’) 2025-05, “Financial Instruments-Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets.” Amendments in this update provide all entities with a practical expedient in developing reasonable and supportable forecasts when estimating expected credit losses, allowing entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. As of December 31, 2025, the Company has implemented the update and will apply the amendments in the update prospectively.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes: Improvements to Income Tax Disclosures,” which requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. These updates apply to all entities subject to income taxes and are effective for annual periods beginning after December 15, 2024. As of December 31, 2025, the Company has implemented the updated amendments included in ASU 2023-09 retrospectively to ensure all periods presented are comparable. See Note 14 for additional details.
Pronouncements to Be Implemented in Future Periods
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software.” Currently, entities are required to capitalize development costs incurred for internal-use software depending on the nature of the costs and project stage. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that guidance is neutral to different software development methods. Amendments in this update are effective for all entities for annual periods beginning after December 15, 2027. An entity may apply the new guidance; i) prospectively, ii) using a modified transition approach based on the status of a project, or iii) retrospectively. We do not expect the amendments in this update to have a material impact on our Financial Statements.
In November 2024 (as clarified in January 2025 by ASU 2025-01), FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures,” which requires additional disclosure about specific expense categories in the notes to financial statements which is generally not presented in financial statements today. This update applies to all public business entities and will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the amendments in this update to have a material impact on our Financial Statements.
Note 3. Divestitures
The Company periodically divests assets that it may not consider core to its business to raise capital or, in previous cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities. The carrying value of assets that meet the criteria for assets held for sale are compared to the expected selling price and any expected losses are recorded immediately. Gains or losses associated with the disposal of assets held for sale are recorded within operating income.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The LINQ Promenade and Rio Divestitures
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
The following information presents the net revenues and net income of recent divestitures:

Year Ended December 31, 2024
(In millions)	LINQ Promenade
Net revenues	$25
Net income	16

	Year Ended December 31, 2023
(In millions)	LINQ Promenade	Rio
Net revenues	$28	$145
Net income	21	15
WSOP Trademark Sale
On August 1, 2024, the Company entered into a definitive agreement to sell the World Series of Poker (“WSOP”) trademark to NSUS Group Inc (“NSUS”) for $250 million in cash at closing and a $250 million note receivable for total consideration of $500 million. On October 29, 2024, the Company closed the sale to NSUS, resulting in a gain of $317 million, which was recorded in Transaction and other costs, net in the Statements of Operations. Concurrent with signing the sale agreement, the Company entered into licensing agreements with NSUS that allow the Company to continue its current operations within the United States, including the WSOP’s live tournament series in Las Vegas for the next 20 years. The WSOP trademark asset was previously reported within the Caesars Digital segment.
In July 2025, the Company monetized $225 million of the note receivable and applied the proceeds to the redemption of outstanding debt (See Note 9). The remaining note receivable bears interest at market rate plus an applicable margin, which resets quarterly. Interest and principal are due quarterly through its maturity date of October 29, 2029.
Note 4. Property and Equipment, net
Property and equipment are stated at cost, except for assets acquired in our business combinations which were adjusted for fair value under Accounting Standards Codification (“ASC”) 805. Internal use software costs are capitalized during the application development stage. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the asset class as noted in the table below, or the term of the lease, whichever is less. Gains or losses on the disposal of property and equipment are included in operating income. Initial useful lives of each asset class are generally as follows:

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

Property and Equipment, Net
	December 31,
(In millions)	2025	2024
Land	$2,057	$2,059
Buildings, riverboats, and leasehold and land improvements	15,295	14,866
Furniture, fixtures, and equipment	3,174	2,880
Construction in progress	153	167
Total property and equipment	20,679	19,972
Less: accumulated depreciation	(6,321)	(5,160)
Total property and equipment, net	$14,358	$14,812

Depreciation Expense
	Years Ended December 31,
(In millions)	2025	2024	2023
Depreciation expense	$1,284	$1,189	$1,117
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
Goodwill and other indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment tests as of October 1 of each fiscal year. The Company performs this assessment more frequently if impairment indicators exist. For our annual impairment testing, the Company elected a qualitative approach (“step zero”) for certain of our indefinite-lived assets, where it was determined that it is more likely than not that the fair value of the asset is in excess of its carrying value. To perform the step zero analysis the Company considers general economic conditions, recent and projected financial performance, market competition and changes in the carrying amount of our reporting units for goodwill. We also consider the period of time between the last qualitative assessment performed as well as the passing margin in which fair value exceeded the carrying value. If the qualitative assessment indicates that it is more likely than not that the carrying amount of the reporting unit or indefinite-lived intangible asset exceeds its fair value, the Company does not proceed to a quantitative assessment. For those assets where a quantitative assessment is performed, the Company utilized a combined income approach, using a discounted cash flow method, and a guideline public company method to estimate the fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization (“EBITDA”), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general, and expected sales proceeds, as applicable. The Company also evaluates the aggregate fair value of all of its reporting units and other non-operating assets in comparison to its aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in the industry.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
As a result of finalizing our future operating and capital plans, the Company reflected a decrease in future cash flows associated with certain properties in our Regional segment, primarily due to localized competition within certain markets. During the year ended December 31, 2025, the Company identified three reporting units in the Regional segment with estimated fair values associated with trademarks and goodwill below their respective carrying values. This resulted in a trademark impairment of $22 million and goodwill impairments of $160 million. During the year ended December 31, 2024, the Company identified six reporting units in the Regional segment with estimated fair values associated with trademarks, gaming rights and goodwill below their respective carrying values. This resulted in trademark impairments of $15 million, gaming rights impairments of $73 million and goodwill impairments of $182 million. Trademark impairment totaling $32 million was also recognized in the year ended December 31, 2024, due to the performance of our smallest brand in the Las Vegas segment. During the year ended December 31, 2023, the Company identified two reporting units in the Regional segment with estimated fair values associated with gaming rights and goodwill below their respective carrying values. This resulted in gaming right impairments of $81 million and goodwill impairments of $14 million.

Changes in Carrying Value of Goodwill by Segment
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	CEI Total
Gross Goodwill:
Balance as of January 1, 2024	$6,889	$3,093	$1,204	$—	$11,186
Other (a)	(207)	—	—	—	(207)
Balance as of December 31, 2024	6,682	3,093	1,204	—	10,979
Accumulated Impairment:
Balance as of January 1, 2024	—	(196)	—	—	(196)
Impairment	—	(182)	—	—	(182)
Balance as of December 31, 2024	—	(378)	—	—	(378)
Net carrying value, as of December 31, 2024	$6,682	$2,715	$1,204	$—	$10,601

Gross Goodwill:
Balance as of January 1, 2025	$6,682	$3,093	$1,204	$—	$10,979
Other	—	—	—	—	—
Balance as of December 31, 2025	6,682	3,093	1,204	—	10,979
Accumulated Impairment:
Balance as of January 1, 2025	—	(378)	—	—	(378)
Impairment	—	(160)	—	—	(160)
Balance as of December 31, 2025	—	(538)	—	—	(538)
Net carrying value, as of December 31, 2025 (b)	$6,682	$2,555	$1,204	$—	$10,441
____________________
(a)Sale of the LINQ Promenade; see Note 3.
(b)$914 million of goodwill within the Regional segment and $462 million within the Las Vegas segment is associated with reporting units with zero or negative carrying value.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in Carrying Amount of Intangible Assets Other than Goodwill
	Amortizing		Non-Amortizing		Total
(In millions)	2025	2024	2025	2024	2025	2024
Balance as of January 1	$856	$946	$3,277	$3,577	$4,133	$4,523
Impairment	—	—	(22)	(120)	(22)	(120)
Amortization expense	(133)	(135)	—	—	(133)	(135)
Acquisition of developed technology	5	21	—	—	5	21
Acquisition of gaming rights and customer relationships	2	26	—	—	2	26
Other (a)	—	(2)	—	(180)	—	(182)
Balance as of December 31	$730	$856	$3,255	$3,277	$3,985	$4,133
____________________
(a)Includes sale of the WSOP trademark, see Note 3.

Gross Carrying Amount and Accumulated Amortization of Intangible Assets Other Than Goodwill
	December 31, 2025				December 31, 2024
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	1 - 7 years	$595	$(495)	$100	$593	$(432)	$161
Gaming rights and other	10 - 34 years	262	(57)	205	262	(42)	220
Trademarks	15 years	313	(127)	186	313	(109)	204
Reacquired rights	24 years	250	(49)	201	250	(38)	212
Technology	3 - 6 years	134	(96)	38	129	(70)	59
		$1,554	$(824)	730	$1,547	$(691)	856

Non-amortizing intangible assets other than goodwill
Trademarks				1,749			1,771
Gaming rights				983			983
Caesars Rewards				523			523
				3,255			3,277
Total amortizing and non-amortizing intangible assets other than goodwill, net				$3,985			$4,133
Amortization expense with respect to intangible assets for the years ended December 31, 2025, 2024 and 2023 totaled $133 million, $135 million and $144 million, respectively, which is included in Depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Years Ended December 31,
(In millions)	2026	2027	2028	2029	2030
Estimated annual amortization expense	$135	$88	$46	$44	$44

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Accrued Other Liabilities
Accrued other liabilities consisted of the following:

	December 31,
(In millions)	2025	2024
Contract and contract related liabilities (See Note 10)	$546	$592
Accrued payroll and other related liabilities	236	238
Self-insurance claims and reserves (See Note 8)	212	204
Accrued taxes	199	205
Accrued marketing	21	21
Operating lease liability (See Note 7)	20	21
Other accruals	384	344
Total accrued other liabilities	$1,618	$1,625
Note 7. Leases
The Company has operating and finance leases for various real estate and equipment. Certain of the Company’s lease agreements include rental payments based on a percentage of sales over specified contractual amounts, rental payments adjusted periodically for inflation and rental payments based on usage. The Company’s leases include various short-term and long-term extension options. If we are reasonably certain an extension option will be exercised, the renewal period is currently included in the lease term. The Company’s lease agreements do not contain any material restrictive covenants, other than those described below.
Lessee Arrangements
Operating Leases
The Company leases real estate and equipment used in operations from third parties. In addition to minimum rental commitments, certain of the Company’s operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts. The Company does not include costs associated with non-lease components in the lease costs disclosed in the table below. During the years ended December 31, 2025 and 2024, the Company obtained $25 million and $10 million, respectively, of right-of-use (“ROU”) assets in exchange for new lease liabilities. During both the years ended December 31, 2025 and 2024, the Company disposed of $1 million of ROU assets and lease liabilities.
The Company has elected the short-term lease measurement and recognition exemption and does not establish ROU assets or liabilities for operating leases with terms of 12 months or less.
Operating leases recorded on the balance sheet consist of the following:

		December 31,
(In millions)	Classification on the Balance Sheet	2025	2024
Assets:
Operating lease ROU assets	Other long-term assets, net	$604	$604
Liabilities:
Current operating lease liabilities	Accrued other liabilities	20	21
Non-current operating lease liabilities	Other long-term liabilities	722	716

Lease Terms and Discount Rate	December 31,
	2025	2024
Weighted Average Remaining Lease Term (in years)	30.9	31.7
Weighted Average Discount Rate	8.1%	8.2%

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Components of Lease Expense
	Years Ended December 31,
(In millions)	2025	2024	2023
Operating lease expense	$87	$81	$96
Short-term and variable lease expense	147	158	159
Total operating lease costs	$234	$239	$255
Supplemental cash flow information related to leases is as follows:

Cash payments included in the measurement of lease liabilities
	Years Ended December 31,
(In millions)	2025	2024	2023
Operating cash flows for operating leases	$81	$81	$116

Maturities of Lease Liabilities
(In millions)	Operating Leases
2026	$81
2027	82
2028	80
2029	78
2030	74
Thereafter	1,795
Total future minimum lease payments	2,190
Less: present value factor	(1,448)
Total lease liability	$742
Finance Leases
The Company has finance leases for certain equipment and real estate. As of December 31, 2025, the Company’s finance leases had remaining lease terms of up to approximately 33 years, some of which include options to extend. The Company’s finance lease ROU assets and liabilities were $136 million and $147 million as of December 31, 2025, respectively, and $60 million and $68 million as of December 31, 2024, respectively.
Financing Obligations
VICI Leases & Golf Course Use Agreement
The fair value of the real estate assets and the related failed sale-leaseback financing obligations were estimated based on the present value of the estimated future lease payments over the lease term of 15 years, plus renewal options, using an imputed discount rate of approximately 11.01%.
CEI leases certain real property assets from VICI under the following agreements: (i) for a portfolio of properties located throughout the United States (the “Regional Lease”), (ii) for Caesars Palace Las Vegas and Harrah’s Las Vegas (the “Las Vegas Lease”), and (iii) for Harrah’s Joliet (the “Joliet Lease”), (collectively, “VICI Leases”). The lease agreements, inclusive of all amendments, include (i) a 15-year initial term with four five-year renewal options, (ii) initial annual fixed rent payments of $1.1 billion, subject to annual escalation provisions based on the Consumer Price Index (“CPI”) and a 2% floor which commenced in lease year two of the initial terms and (iii) a variable element based on net revenues of the underlying leased properties, which commenced in lease year eight of the initial term.
The put-call right agreement whereby the Company could have required VICI to purchase and lease back (as lessor), or whereby VICI could require the Company to sell to VICI and lease back (as lessee), the real estate components of the Forum Convention Center, was not exercised by Caesars prior to the end of the Company’s election period. VICI’s election period expires on December 31, 2028. In the event that VICI exercises the option, the Forum Convention Center would be sold at a price and leased back to CEI in accordance to the terms and conditions of the put-call right agreement, as amended.
The Golf Course Use Agreement between the Company and VICI has a 35-year term (inclusive of all renewal periods), whereby the Company agrees to pay initial annual membership and use fees totaling $14 million, subject to annual escalation provisions similar to those described above in the Regional Lease, as well as certain per-round fees set forth in the agreement.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The future minimum payments related to the GLPI Leases, including the Lumière Lease, and VICI Leases financing obligations, as amended, at December 31, 2025 were as follows:

(In millions)	GLPI Leases	VICI Leases
2026	$115	$1,254
2027	117	1,275
2028	119	1,305
2029	120	1,326
2030	122	1,346
Thereafter	4,126	41,634
Total future payments	4,719	48,140
Less: Amounts representing interest	(3,675)	(37,328)
Plus: Residual values	240	893
Financing obligation	$1,284	$11,705
Cash payments made relating to the Company’s long-term financing obligations during the years ended December 31, 2025, 2024 and 2023 were as follows:

	GLPI Leases (a)			VICI Leases (a)
	December 31,			December 31,
(In millions)	2025	2024	2023	2025	2024	2023
Cash paid for principal	$—	$—	$1	$1	$1	$1
Cash paid for interest	113	112	111	1,236	1,212	1,175
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
The Company was in compliance with all applicable covenants as of December 31, 2025.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lessor Arrangements
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the years ended December 31, 2025, 2024 and 2023, we recognized $1.9 billion, $2.0 billion and $2.1 billion, respectively, in lease revenue related to lodging arrangements, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is primarily included in Food and beverage revenue in the Statement of Operations, and during the years ended December 31, 2025, 2024 and 2023, lease revenue related to conventions was $56 million, $51 million and $40 million, respectively.
Real Estate Operating Leases
We enter into long-term real estate leasing arrangements with third party lessees at our properties. As of December 31, 2025, the remaining terms of most of our operating leases ranged from 1 to 15 years, some of which include options to extend the lease term for up to five years. In addition to minimum rental commitments, certain of our operating leases provide for contingent payments including contingent rentals based on a percentage of revenues in excess of specified amounts and reimbursements for common area maintenance and utilities charges. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. In addition, to maintain the value of our leased assets, certain leases include specific maintenance requirements of the lessees or maintenance is performed by the Company on behalf of the lessees. During the years ended December 31, 2025, 2024 and 2023, we recognized $128 million, $148 million and $166 million, respectively, of real estate lease revenue, which is included in Other revenue in the Statement of Operations. Real estate lease revenue includes $60 million, $62 million and $68 million of variable rental income for the years ended December 31, 2025, 2024 and 2023, respectively.

Maturities of Lease Receivables
(In millions)	Operating Leases
2026	$62
2027	58
2028	53
2029	49
2030	45
Thereafter	665
Total	$932
Note 8. Litigation, Commitments and Contingencies
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
In addition, we have received inquiries from numerous state regulators related to the Data Incident. We have responded to all such inquiries and have cooperated fully with regulators.
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
Contractual Commitments
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain sporting event facilities and professional sports teams primarily for tickets, suites, advertising, marketing, promotional and sponsorship opportunities. The agreements include leasing of event suites that are generally considered short-term leases for which the Company does not record a right-of-use asset or lease liability and recognizes expenses in the period services are received. As of December 31, 2025 and 2024, obligations related to these agreements were $318 million and $421 million, respectively, with contracts extending through 2040.

Maturities of Sports Sponsorship/Partnership Obligations as of December 31, 2025
(In millions)
2026	$51
2027	27
2028	27
2029	26
2030	24
Thereafter	163
Total	$318
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability was $212 million and $204 million as of December 31, 2025 and 2024, respectively, which is included in Accrued other liabilities in our Balance Sheets.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.
Note 9. Long-Term Debt

	December 31, 2025				December 31, 2024
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Revolving Credit Facility	2028	variable	$160	$160	$—
CEI Term Loan A	2028	variable	637	636	673
CVA Revolving Credit Facility	2029	variable	—	—	—
CVA Delayed Draw Term Loan	2029	variable	386	381	288
CEI Term Loan B	2030	variable	2,031	2,002	2,021
CEI Term Loan B-1	2031	variable	2,849	2,820	2,844
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,986	1,982
CEI Senior Secured Notes due 2032	2032	6.50%	1,500	1,486	1,484
Unsecured Debt
CEI Senior Notes due 2029	2029	4.625%	1,200	1,192	1,190
CEI Senior Notes due 2032	2032	6.00%	1,100	1,087	1,086
CEI Senior Notes due 2027	N/A	N/A	—	—	542
Special Improvement District Bonds	2037	4.30%	40	40	42
Long-term notes and other payables			2	2	2
Total debt			11,905	11,792	12,154
Current portion of long-term debt			(114)	(114)	(109)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(8)	(12)
Long-term debt			$11,791	$11,670	$12,033

Unamortized discounts and deferred finance charges				$121	$152
Fair value			$11,912

Annual Estimated Debt Service Requirements
	Years Ended December 31,
(In millions)	2026	2027	2028	2029	2030	Thereafter	Total
Annual maturities of long-term debt	$114	$114	$805	$1,574	$3,962	$5,336	$11,905
Estimated interest payments	710	690	660	640	410	300	3,410
Total debt service obligation (a)	$824	$804	$1,465	$2,214	$4,372	$5,636	$15,315
____________________
(a)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking SOFR curve, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2025 includes the principal payments on the term loans, special improvement district bonds, and other unsecured borrowings that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $27 million, $30 million and $48 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in Interest expense, net in the Statements of Operations.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of December 31, 2025 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of December 31, 2025, the Company had $1.9 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $83 million in outstanding letters of credit, $46 million committed for regulatory purposes, the outstanding amount, and the reserves described above.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
trademark sale. As a result of the early repayment, the Company recognized approximately $4 million of loss on extinguishment of debt.

Summary of Debt and Revolving Credit Facility Cash Flows from Financing Activities in 2025
(In millions)	Proceeds	Repayments (a)
CEI Revolving Credit Facility	$1,475	$1,315
CEI Term Loan A	—	38
CVA Delayed Draw Term Loan	105	14
CEI Term Loan B	—	25
CEI Term Loan B-1	—	29
CEI Senior Notes due 2027	—	546
Special Improvement District Bonds	—	2
Total	$1,580	$1,969
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
As of December 31, 2025, the Company was in compliance with all of the applicable financial covenants described above.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Revenue Recognition
Accounting Policies
Casino Revenues
Casino revenues are generated from gaming wagers, pari-mutuel wagers and commissions, sports betting and iGaming wagers. Casino revenue represents the Company’s net win from these gaming activities, which is the difference between gaming wins and losses, not the total amount wagered. Progressive jackpots are accrued and charged to revenue at the time the obligation to pay the jackpot is established. Gaming revenues are recognized net of free bets, free play, matched deposits, and other similar incentives provided to customers. Incentive activity in highly competitive markets, or when entering new jurisdictions with Caesars’ sportsbook, racebook, or iGaming apps, may negatively impact net gaming revenues. Pari-mutuel commissions are recognized at the time wagers are made and consist of commissions earned from live thoroughbred racing, live harness racing, or imported simulcast signals from other racetracks. Such commissions are a designated portion of the wagering handle as determined by state racing commissions and are shown net of the taxes assessed by state and local agencies, as well as purses and other contractual amounts paid to horsemen associations. The Company also recognizes revenues from fees earned through the exporting of simulcast signals to other racetracks at the time wagers are made, which are recorded on a gross basis. Such fees are based upon a predetermined percentage of handle as contracted with the other racetracks.
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

	Year Ended December 31, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$1,072	$4,193	$1,359	$—	$(7)	$6,617
Food and beverage	1,099	616	—	—	(1)	1,714
Hotel	1,313	632	—	—	—	1,945
Other	565	315	49	279	2	1,210
Net revenues	$4,049	$5,756	$1,408	$279	$(6)	$11,486

	Year Ended December 31, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$1,115	$4,073	$1,085	$—	$(6)	$6,267
Food and beverage	1,141	575	—	—	—	1,716
Hotel	1,417	599	—	—	—	2,016
Other	601	292	78	274	1	1,246
Net revenues	$4,274	$5,539	$1,163	$274	$(5)	$11,245

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$1,212	$4,272	$886	$—	$(3)	$6,367
Food and beverage	1,152	576	—	—	—	1,728
Hotel	1,447	643	—	—	—	2,090
Other	659	287	87	307	3	1,343
Net revenues	$4,470	$5,778	$973	$307	$—	$11,528
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
Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. Management believes that as of December 31, 2025 and 2024, no significant concentrations of credit risk related to receivables existed.
Reserve for Uncollectible Accounts Receivable
An estimated allowance for credit losses is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts, historical collection experience, customer relationships and reasonable forecasts which consider current economic and business conditions to reflect current expected credit loss. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for bad debts.

Accounts Receivable, Net
	December 31,
(In millions)	2025	2024
Casino	$221	$206
Food and beverage and hotel	100	107
Other	155	157
Accounts receivable, net	$476	$470

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for Credit Losses
(In millions)	Contracts	Other (a)	Total
Balance as of January 1, 2023	$101	$17	$118
Provision for credit losses	29	12	41
Write-offs less recoveries	(49)	(17)	(66)
Balance as of December 31, 2023	81	12	93
Provision for credit losses	37	12	49
Write-offs less recoveries	(31)	(12)	(43)
Balance as of December 31, 2024	87	12	99
Provision for credit losses	37	6	43
Write-offs less recoveries	(40)	(9)	(49)
Balance as of December 31, 2025	$84	$9	$93
____________________
(a)“Other” includes allowance associated with lease receivables under ASC 842. See Note 7 for further details.
Contract and Contract Related Liabilities
The Company records contract or contract related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) an outstanding chip liability, (2) Caesars Rewards player loyalty program obligations, and (3) customer deposits and other deferred revenue. These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within accrued other liabilities on the Company’s Balance Sheets. Liabilities expected to be recognized as revenue beyond one year of being purchased, earned, or deposited are recorded within other long-term liabilities on the Company’s Balance Sheets.
The following table summarizes the activity related to short-term and long-term contract and contract related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2025	2024	2025	2024	2025	2024
Balance at January 1	$47	$42	$79	$86	$549	$693
Balance at December 31	39	47	89	79	492	549
Increase (decrease)	$(8)	$5	$10	$(7)	$(57)	$(144)
During the year ended December 31, 2025, customer deposits and other deferred revenue decreased primarily due to a reduction in gaming deposits. During the year ended December 31, 2024, customer deposits and other deferred revenue decreased primarily due to a reduction in gaming deposits and advanced ticket sales.
Outstanding Chip Liability
The outstanding chip liability represents the amounts owed for the exchange of gaming chips in the possession of our customers. Annually, the Company estimates the value of outstanding chips that are not expected to be redeemed and recognizes the impact on gaming revenues. This estimate is determined by measuring the difference between the total value of chips placed in service less the value of chips under our control. This measurement utilizes a methodology in which a consistent formula is applied to estimate the percentage of chips not in our custody that are not expected to be redeemed, with consideration of chip denominations and souvenir chips. The outstanding chip liability is included in accrued other liabilities on the Balance Sheets.
Caesars Rewards Loyalty Program
Caesars Rewards grants Reward Credits to Caesars Rewards Members based on various types of customer spend, including online and retail gaming, hotel, dining, and retail shopping at Caesars-affiliated properties. The Caesars Rewards liability represents the deferred allocation of revenue relating to reward credits granted to Caesars Rewards members based on certain types of customer spend, including retail and online gaming, hotel, dining, retail shopping, and player loyalty program incentives earned. Members may redeem Reward Credits for complimentary or discounted goods and services such as rooms, food and beverages, merchandise, free play, entertainment, and travel accommodations. Members are able to accumulate Reward Credits over time that they may redeem at their discretion under the terms of the program. A member’s Reward Credit balance is forfeited if the member does not earn at least one Reward Credit during a continuous six-month period.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Because of the significance of the Caesars Rewards program and the ability for customers to accumulate Reward Credits based on their past play, we have determined that Reward Credits granted in conjunction with other earning activity represent a performance obligation. As a result, for transactions in which Reward Credits are earned, we allocate a portion of the transaction price to the Reward Credits that are earned based upon the relative SSP of the goods and services involved. When the activity underlying the “earning” of the Reward Credits has a wide range of selling prices and is highly variable, such as in the case of gaming activities, we use the residual approach in this allocation by computing the value of the Reward Credits as described below and allocating the residual amount to the gaming activity. This allocation results in a significant portion of the transaction price being deferred and recognized as revenue when the Reward Credits are redeemed in accordance with the specific recognition policy of the activity for which the credits are redeemed.
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
We have determined the SSP of a Reward Credit by computing the redemption value of credits expected to be redeemed. Because Reward Credits are not otherwise independently sold, we analyzed all Reward Credit redemption activity over the preceding year and determined the redemption value based on the fair market value of the goods and services for which the Reward Credits were redeemed. We have applied the practical expedient under the portfolio approach to our Reward Credit transactions because of the similarity of gaming and other transactions and the homogeneity of Reward Credits.
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
Customer Deposits and Other Deferred Revenue
Customer deposits and other deferred revenue primarily represents funds deposited by customers related to gaming play or advance payments received for goods and services yet to be provided. This includes, among other things, advance ticket sales, deposits on rooms and convention space, unpaid wagers, iGaming deposits, and future sports bets.
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
The Company’s revenues included complimentaries and loyalty point redemptions totaling $1.3 billion for both years ended December 31, 2025 and 2024 and $1.4 billion for the year ended December 31, 2023.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations during the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Net income (loss) attributable to Caesars	$(502)	$(278)	$786
Shares outstanding:
Weighted average shares outstanding – basic	208	215	215
Effect of dilutive securities:
Stock-based compensation awards	—	—	1
Weighted average shares outstanding – diluted	208	215	216

Net income (loss) per common share attributable to common stockholders – basic:	$(2.42)	$(1.29)	$3.65
Net income (loss) per common share attributable to common stockholders – diluted:	$(2.42)	$(1.29)	$3.64

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS
	Years Ended December 31,
(In millions)	2025	2024	2023
Stock-based compensation awards	5	4	1
Total anti-dilutive common stock	5	4	1
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
Performance Incentive Plans
The Board of Directors (“Board”) adopted, and the Company’s stockholders approved, the 2015 Equity Incentive Plan, as amended and restated in 2019 (the “2015 Plan”), which allows for shares to be granted as part of the Company’s long-term incentive plan. On April 24, 2024, the Board approved an amendment to the 2015 Plan and the Company’s stockholders subsequently approved the adoption of the amended and restated 2015 Plan on June 11, 2024. The amendment to the 2015 Plan allows for, among other things, an increase in the number of shares available for future grants to 8 million shares, plus the number of shares available for issuance under the 2015 Plan on the date the Company’s stockholders approved the amendment. As of December 31, 2025, the Company had approximately 8 million shares available for grant under the 2015 Plan.
Equity awards granted to employees and executive officers generally vest within three years from the grant date either ratably on each anniversary, or entirely at the end of the service period. Awards may also contain performance conditions in addition to time based vesting conditions. Performance awards relate to the achievement of defined levels of performance and will vest and become payable at the end of the vesting period. Performance awards may contain targeted performance levels, which may ultimately vest within a range of 0% to 200% of the target award, based on defined operating metrics or market performance as compared to a peer group. RSUs granted to non-employee directors generally vest immediately and are issued on the vesting date, or may be deferred.
Total stock-based compensation expense in the accompanying Statements of Operations was $95 million, $94 million and $104 million during the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are included in Corporate expenses in the Company’s Statements of Operations.
Restricted Stock Unit Activity
During the year ended December 31, 2025, the Company granted RSUs to employees of the Company with an aggregate fair value of $79 million, which generally vest ratably on each anniversary over three years from the grant date. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A summary of the RSUs activity for the year ended December 31, 2025 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value (a)
Unvested outstanding as of December 31, 2024	2,668,811	$47.64
Granted (b)	2,355,297	33.65
Vested	(1,236,947)	48.43
Forfeited	(218,683)	40.32
Unvested outstanding as of December 31, 2025	3,568,478	38.58
____________________
(a)Represents the weighted-average grant date fair value of RSUs, which is the share price of our common stock on the grant date.
(b)Included are 72,668 RSUs granted to non-employee members of the Board during the year ended December 31, 2025.
Performance Stock Unit Activity
During the year ended December 31, 2025, the Company granted PSUs to employees of the Company with an aggregate fair value of $5 million as of December 31, 2025. On the vesting date, recipients will generally receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance conditions and terms of the underlying award agreement. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached.
A summary of the PSUs activity for the year ended December 31, 2025 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value (a)
Unvested outstanding as of December 31, 2024	397,156	$33.42
Granted	233,430	23.39
Performance Adjustment	(29,695)
Vested	(80,261)	34.76
Forfeited	(2,596)	29.11
Unvested outstanding as of December 31, 2025	518,034	23.39
____________________
(a)Represents the weighted-average grant date fair value for PSUs where the grant date has been achieved or the price of our common stock as of the balance sheet date for PSUs where a grant date has not been achieved.
Market-Based Stock Unit Activity
During the year ended December 31, 2025, the Company granted MSUs to employees of the Company with an aggregate fair value of $16 million. On the vesting date, recipients will receive between 0% and 200% of the granted MSUs in the form of Company Common Stock based on the achievement of specified market and service conditions. Based on the terms and conditions of the awards, the grant date fair value of the MSUs was determined using a Monte Carlo simulation model. Key assumptions for the Monte Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A summary of the MSUs activity for the year ended December 31, 2025 is presented in the following table:

	Units	Weighted Average Grant Date Fair Value (a)
Unvested outstanding as of December 31, 2024	1,096,104	$73.15
Granted	350,152	46.03
Performance Adjustment	(283,204)
Vested	(107,036)	101.71
Forfeited	(6,562)	71.57
Unvested outstanding as of December 31, 2025	1,049,454	61.04
____________________
(a)Represents the grant date fair value determined using a Monte Carlo simulation model.
Unrecognized Compensation Cost
As of December 31, 2025, the Company had $101 million of unrecognized compensation expense, which is expected to be recognized over a weighted-average period of 1.7 years.
Accumulated Other Comprehensive Income
The changes in AOCI by component, net of tax, for the periods through December 31, 2025 and 2024 are shown below.

(In millions)	Accumulated Other Comprehensive Income (Loss)
Balances as of December 31, 2023	$97
Foreign currency and other	(1)
Balances as of December 31, 2024	$96
Foreign currency and other	2
Balances as of December 31, 2025	$98
Share Repurchase Programs
During the year ended December 31, 2024, the Company reached the limit of authorized repurchases under the $150 million common stock repurchase plan announced on November 8, 2018, by acquiring 3,872,478 shares of common stock at an aggregate value of $141 million.
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
The following table illustrates the Company’s shares repurchased for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(In millions, except share and per share data)	2025	2024	2023
Shares repurchased (a)	9,606,145	5,135,468	—
Total cost (b)	$229	$191	$—
Average price paid per share	$23.86	$37.17	$—
____________________
(a)Shares repurchased reflect repurchases settled during the years ended December 31, 2025, 2024 and 2023, as applicable. These amounts exclude repurchases, if any, traded but not yet settled on or before December 31, 2025, 2024 and 2023, respectively.
(b)Total cost excludes commissions or applicable excise tax.
Under the 2024 Share Repurchase Program, as of December 31, 2025, the Company has authorization to repurchase up to $221 million more of our outstanding common stock. All shares repurchased under the 2024 Share Repurchase Program are retired upon repurchase.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 13. Employee Benefit Plans
401(k) Plans
The Company offers a 401(k) plan to substantially all employees who are not covered by collective bargaining agreements, who meet certain eligibility requirements, namely terms of service. Under the 401(k) plan, the Company matches contributions equal to 50% of the first 6% as outlined per plan documents.
The Company’s matching contribution expense totaled $34 million, $31 million and $29 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Defined-Benefit Plans
Scioto Downs sponsors a noncontributory defined-benefit plan that covered all full-time employees meeting certain age and service requirements. On May 31, 2001, the plan was amended to freeze eligibility, accrual of years of service and benefits. As of December 31, 2025, the fair value of the plan assets and benefit obligation were both approximately $1 million. We did not make cash contributions to the pension plan during the years ended December 31, 2025, 2024 or 2023.
In addition, the Company also sponsors a defined-benefit plan for certain Tropicana Atlantic City employees under a Variable Annuity Pension Plan. As of December 31, 2025, the fair value of the plan assets was $33 million and the benefit obligations were $22 million. Contributions to the plan were $2 million for each of the years ended December 31, 2025, 2024 and 2023, respectively.
Deferred Compensation Plans
Active
CEI assumed two active deferred compensation plans, the Caesars Entertainment Corporation Executive Supplemental Savings Plan III (“ESSP III”) and the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan. These plans are unfunded, non-qualified deferred compensation plans. Payment obligations pursuant to the plans are unsecured general obligations of the Company and affiliates of the Company employing participants in the ESSP III. The liability as of December 31, 2025 and 2024 was $8 million and $6 million, respectively, which was recorded in Other long-term liabilities in the Balance Sheets.
Frozen
As of December 31, 2025, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under: (i) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, (ii) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, (iii) the Park Place Entertainment Corporation Executive Deferred Compensation Plan, (iv) the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and (v) the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (collectively, the “frozen plans”). These plans are deferred compensation plans that allowed certain employees an opportunity to save for retirement and other purposes. Each of the plans are now frozen and no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts. The total liability recorded in Other long-term liabilities in the Balance Sheets for these plans was $28 million and $30 million as of December 31, 2025 and 2024, respectively.
CEI is a party to a trust agreement and an escrow agreement (collectively the “Agreements”) with respect to the five frozen plans, each structured as a so-called “rabbi trust” arrangement, which holds assets that may be used to satisfy obligations under the existing deferred compensation plans above. Amounts held pursuant to the Agreements were $51 million and $53 million, as of December 31, 2025 and 2024, respectively, and have been reflected within Other long-term assets, net in the Balance Sheets.

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

Multi-Employer Pension Plan Participation
		Pension Protection Act Zone Status (a)		Contributions (In millions)
Pension Fund	EIN/Pension Plan Number	2025	FIP/RP Status (b)	2025	2024	2023	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (c)
Western Unite Here and Employers Pension Fund (d)(e)	93-4160766/001	Green	No	$28	$27	$26	No	September 30, 2028
Legacy Plan of the UNITE HERE Retirement Fund (f)	82-0994119/001	Red	Yes	11	11	10	No	Various up to September 30, 2027
Central Pension Fund of the IUOE & Participating Employers	36-6052390/001	Green	No	7	7	7	N/A	March 31, 2029
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	No	7	7	7	N/A	August 31, 2029
Painters IUPAT	52-6073909/001	Red	Yes	1	1	1	No	June 30, 2026
Other Funds				4	4	4
Total Contributions				$58	$57	$55
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
(d)The Company provided more than 5% of the total contributions for the plan year ended December 31, 2024 and as of the date the financial statements were issued, Forms 5500 were not available for the 2025 plan year.
(e)Merged pension fund formed in 2024 that holds all the assets of the former Southern Nevada Culinary and Bartenders Pension Plan. Contributions prior to the merger were funded to the former plan.
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
Note 14. Income Taxes
The components of the Company’s provision for income taxes for the years ended December 31, 2025, 2024 and 2023 are presented below.

Components of Income (Loss) Before Income Taxes	Years Ended December 31,
(In millions)	2025	2024	2023
United States	$(477)	$(150)	$(90)
Outside of the U.S.	29	26	30
	$(448)	$(124)	$(60)

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Tax Provision (Benefit) from Operations	Years Ended December 31,
(In millions)	2025	2024	2023
United States
Current
Federal	$27	$38	$—
State & Local	12	27	23
Deferred
Federal	(50)	36	(754)
State & Local	(7)	(23)	(166)
Outside of the U.S.
Current	9	10	9
Deferred	(2)	(1)	—
	$(11)	$87	$(888)
The following is an allocation of the total income tax provision (benefit) for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(In millions)	2025	2024	2023
Income tax provision (benefit) applicable to:
Income (loss) from operations	$(11)	$87	$(888)
Additional paid-in capital	—	—	(12)
Other comprehensive income	—	—	1

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following is a reconciliation of the statutory federal income tax of 21% to the Company’s reported income tax provision (benefit) for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(In millions)	2025		2024		2023
Federal statutory income tax provision (benefit)	$(94)	21.0%	$(26)	21.0%	$(13)	21.0%
State and local income tax provision (benefit) *	3	(0.7)%	2	(1.6)%	(114)	190.0%
Foreign taxes
United Kingdom
Branch taxes	4	(0.9)%	4	(3.2)%	3	(5.0)%
Other	(1)	0.2%	—	—%	—	—%
Other foreign jurisdictions	—	—%	2	(1.6)%	3	(5.0)%
Federal effect of change in tax law or rates	—	—%	—	—%	—	—%
Federal effect of cross-border tax laws	—	—%	(1)	0.8%	(1)	1.7%
Federal tax credits
Research and development tax credit	(3)	0.7%	(3)	2.4%	(7)	11.7%
FICA tax credit	(7)	1.6%	(8)	6.5%	(8)	13.3%
Foreign tax credit	4	(0.9)%	(4)	3.2%	—	—%
Other tax credits	(1)	0.2%	(1)	0.8%	(1)	1.7%
Change in federal valuation allowance	43	(9.6)%	56	(45.2)%	(764)	1274.0%
Federal effect of nontaxable or nondeductible items
Goodwill impairments	27	(6.0)%	53	(42.7)%	3	(5.0)%
Nondeductible compensation and benefits	7	(1.6)%	8	(6.5)%	8	(13.3)%
Minority interests	(14)	3.1%	(14)	11.3%	(9)	15.0%
Share based compensation awards	12	(2.7)%	12	(9.7)%	10	(16.7)%
Other nontaxable or nondeductible items	4	(0.9)%	6	(4.8)%	2	(3.3)%
Increase/(decrease) in unrecognized tax benefits	6	(1.3)%	1	(0.8)%	—	—%
Other	(1)	0.3%	—	(0.1)%	—	(0.1)%
Reported income tax provision (benefit)	$(11)	2.5%	$87	(70.2)%	$(888)	1480.0%
____________________
*    In 2025, state and local income taxes in Maryland and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category. In 2024, state and local income taxes in Florida, Maryland, and New Jersey made up the majority of the tax effect in this category. In 2023, state and local income taxes in Illinois and New Jersey made up the majority of the tax effect in this category.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred taxes at December 31, 2025 and 2024 are as follows:

	As of December 31,
(In millions)	2025	2024
Deferred tax assets:
Loss carryforwards	$391	$391
Excess business interest expense	549	499
Credit carryforwards	—	39
Financing obligation	2,707	2,673
Long-term lease obligation	220	202
Other	238	237
	4,105	4,041
Deferred tax liabilities:
Identified intangibles	(713)	(677)
Fixed assets	(2,099)	(2,214)
Right-of-use assets	(183)	(168)
Other	(80)	(94)
	(3,075)	(3,153)
Valuation allowance	(1,021)	(956)
Net deferred tax assets (liabilities)	$9	$(68)
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
As of December 31, 2025, the Company had federal and state net operating loss carryforwards of $15 million and $9.1 billion, respectively, and federal general business tax credit and research tax credit carryforwards of $52 million, which will expire on various dates as follows:

Year of Expiration	Net Operating Losses		Tax Credits
(In millions)	Federal	States	Federal
2026-2030	$—	$1,245	$—
2031-2035	15	3,829	—
2036-2045	—	1,603	52
Do not expire	—	2,387	—
	$15	$9,064	$52
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

Reconciliation of Unrecognized Tax Benefits	Years Ended December 31,
(In millions)	2025	2024	2023
Balance as of beginning of year	$116	$124	$128
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	4	1	1
Reductions for tax positions for prior years	—	(9)	(5)
Expiration of statutes	—	—	—
Balance as of end of year	$120	$116	$124
We classify reserves for tax uncertainties within Other long-term liabilities in our Balance Sheets, separate from any related income tax payable, deferred tax asset, or deferred tax liability. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We accrue interest and penalties related to unrecognized tax benefits in income tax expense. During 2025, we increased our unrecognized tax benefits by $4 million, primarily due to federal and state research tax credits claimed. During 2024, we decreased our unrecognized tax benefits by $8 million, primarily due to a reduction in the Louisiana state tax rate due to a change in tax law. During 2023, we decreased our unrecognized tax benefits by $4 million, primarily due to the noncash settlement of a state audit. There was an accrual for the payment of interest and penalties of $2 million and $1 million as of December 31, 2025 and December 31, 2024, respectively. Included in the balances of unrecognized tax benefits as of December 31, 2025 and December 31, 2024 was $110 million and $106 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
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
The Company, including its subsidiaries, files tax returns with federal, state and foreign jurisdictions. The Company does not have tax sharing agreements with the other members within the consolidated group. With few exceptions, the Company is no longer subject to US federal or state and local tax assessments by tax authorities for years before 2022.
The following is a break-out of the significant income taxes paid (refunded) for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(In millions)	2025	2024	2023
Federal *	$60	$10	$—
State
Florida	1	7	1
Illinois	3	3	3
New Jersey	4	7	3
Virginia	(3)	5	—
Other states	6	5	7
Foreign
Canada	3	4	5
United Kingdom	6	5	7
Other foreign	1	2	—
	$81	$48	$26
____________________
*    Included in the Federal income taxes paid for the year ended December 31, 2025 is $19 million of tax credits that the Company purchased from a third-party.
Note 15. Related Party and Affiliate Transactions
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Resort Casino Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) (the “CSY Lease”). CSY is a general partnership in which a trust has an approximate 27% interest. The Company’s Executive Chairman of the Board, Gary L. Carano, and his siblings are direct or indirect beneficiaries of the trust. The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations of 1 to 2 percent through the term of the lease. Commensurate with its interest, the trust receives directly from the Company approximately 27% of the rent paid by the Company. As of December 31, 2025 and 2024 there were no amounts due to or from CSY.
CVA Holdco, LLC
In May 2023, the Company entered into a joint venture, CVA Holdco, LLC, with the Eastern Band of Cherokee Indians, to construct, own and operate a gaming facility in Danville, Virginia (“Caesars Virginia”). Caesars Virginia opened in a temporary facility on May 15, 2023 followed by the completion of construction and opening of the permanent facility on December 17, 2024. As the managing member, the Company operates the business and has managed the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. The Company holds a

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
50.0% variable interest in the joint venture and is the primary beneficiary; as such, the joint venture’s operations are included in the Financial Statements, with a minority interest recorded reflecting the operations attributed to the other partner. The Company participates ratably, based on ownership percentage, in the profits and losses of the joint venture. During the year ended December 31, 2025, the Company made distributions totaling $102 million to the partners.
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

Investment in Pompano Joint Venture
(In millions)
Balance as of January 1, 2024	$147
Distributions	(39)
Equity in earnings	11
Balance as of December 31, 2024	119
Distributions	(23)
Equity in earnings	19
Balance as of December 31, 2025	$115
Note 16. Segment Information
The executive decision maker of the Company reviews operating results, assesses performance and makes decisions on a “significant market” basis. Management views each of the Company’s casinos as an operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, and their management and reporting structure. The Company’s principal operating activities occur in four reportable segments. The reportable segments are based on the similar characteristics of the operating segments with the way management assesses these results and allocates resources, which is a consolidated view that adjusts for the effect of certain transactions between these reportable segments within Caesars: (1) Las Vegas, (2) Regional, (3) Caesars Digital, and (4) Managed and Branded, in addition to Corporate and Other. See the table below for a summary of these segments. Also, see Note 5 for a discussion of the impairment of goodwill and intangibles related to certain segments.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of December 31, 2025:

Las Vegas	Regional		Managed and Branded
Caesars Palace Las Vegas	Caesars Atlantic City	Harrah’s Pompano Beach	Managed
The Cromwell	Caesars New Orleans	Horseshoe Baltimore	Harrah’s Ak-Chin
Flamingo Las Vegas	Caesars Republic Lake Tahoe	Horseshoe Black Hawk	Harrah’s Cherokee
Harrah’s Las Vegas	Caesars Virginia	Horseshoe Bossier City	Harrah’s Cherokee Valley River
Horseshoe Las Vegas	Circus Circus Reno	Horseshoe Council Bluffs	Harrah’s Resort Southern California
The LINQ Hotel & Casino	Eldorado Gaming Scioto Downs	Horseshoe Hammond	Caesars Windsor (a)
Paris Las Vegas	Eldorado Resort Casino Reno	Horseshoe Indianapolis	Branded
Planet Hollywood Resort & Casino	Grand Victoria Casino	Horseshoe Lake Charles	Caesars Southern Indiana
	Harrah’s Atlantic City	Horseshoe St. Louis	Harrah’s Northern California
Caesars Digital	Harrah’s Columbus Nebraska	Horseshoe Tunica
Caesars Digital	Harrah’s Council Bluffs	Isle Casino Bettendorf
	Harrah’s Gulf Coast	Isle of Capri Casino Boonville
	Harrah’s Hoosier Park Racing & Casino	Isle of Capri Casino Lula
	Harrah’s Joliet	Isle Casino Waterloo
	Harrah’s Lake Tahoe	Lady Luck Casino - Black Hawk
	Harrah’s Laughlin	Silver Legacy Resort Casino
	Harrah’s Metropolis	Trop Casino Greenville
	Harrah’s North Kansas City	Tropicana Atlantic City
	Harrah’s Philadelphia	Tropicana Laughlin Hotel & Casino
____________________
(a)In May 2025, the Ontario Lottery and Gaming Corporation selected Caesars to assume the full operation of Caesars Windsor, which is expected to occur in March 2026, at which time the property will move into our Regional segment.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other:

	Years Ended December 31,
(In millions)	2025	2024	2023
Las Vegas:
Net revenues	$4,049	$4,274	$4,470
Adjusted EBITDA	1,728	1,907	2,016
Regional:
Net revenues	5,756	5,539	5,778
Adjusted EBITDA	1,789	1,810	1,962
Caesars Digital:
Net revenues	1,408	1,163	973
Adjusted EBITDA	236	117	38
Managed and Branded:
Net revenues	279	274	307
Adjusted EBITDA	67	71	76
Corporate and Other:
Net revenues	(6)	(5)	—
Adjusted EBITDA	(196)	(166)	(154)
Disaggregation of Certain Significant Expenses by Segment

	Year Ended December 31, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$4,049	$5,756	$1,408	$279	$(6)	$11,486

Gaming taxes	(122)	(1,260)	(367)	—	—
Labor expense	(1,206)	(1,239)	—	—	—

Other segment expenses (b)	(993)	(1,468)	(805)	(212)	(190)

Adjusted EBITDA	$1,728	$1,789	$236	$67	$(196)	$3,624

	Year Ended December 31, 2024
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$4,274	$5,539	$1,163	$274	$(5)	$11,245

Gaming taxes	(129)	(1,202)	(303)	—	—
Labor expense (a)	(1,177)	(1,144)	—	—	—

Other segment expenses (b)	(1,061)	(1,383)	(743)	(203)	(161)

Adjusted EBITDA	$1,907	$1,810	$117	$71	$(166)	$3,739

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2023
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$4,470	$5,778	$973	$307	$—	$11,528

Gaming taxes	(139)	(1,269)	(245)	—	—
Labor expense (a)	(1,175)	(1,154)	—	—	—

Other segment expenses (b)	(1,140)	(1,393)	(690)	(231)	(154)

Adjusted EBITDA	$2,016	$1,962	$38	$76	$(154)	$3,938
____________________
(a)Labor expense for the Las Vegas segment includes $49 million for the year ended December 31, 2023, related to Rio-All Suite Hotel & Casino which was divested at the end of the third quarter of 2023.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
(In millions)	2025	2024	2023
Net income (loss) attributable to Caesars	$(502)	$(278)	$786
Net income attributable to noncontrolling interests	65	67	42
(Benefit) provision for income taxes (a)	(11)	87	(888)
Other income (b)	(2)	(27)	(10)
Loss on extinguishment of debt	4	89	200
Interest expense, net	2,304	2,366	2,342
Impairment charges (c)	182	302	95
Depreciation and amortization	1,417	1,324	1,261
Transaction costs and other, net (d)	72	(285)	6
Stock-based compensation expense	95	94	104
Adjusted EBITDA	$3,624	$3,739	$3,938

Adjusted EBITDA by Segment:
Las Vegas	$1,728	$1,907	$2,016
Regional	1,789	1,810	1,962
Caesars Digital	236	117	38
Managed and Branded	67	71	76
Corporate and Other	(196)	(166)	(154)
____________________
(a)Benefit for income taxes for the year ended December 31, 2023 includes the release of $940 million of valuation allowance against deferred tax assets.
(b)Other income for the year ended December 31, 2024 primarily represents a change in the estimate of our disputed claims liability.
(c)Impairment charges for the years ended December 31, 2025 and 2023 include impairments within our Regional segment. Impairment charges for the year ended December 31, 2024 include impairments within our Regional and Las Vegas segments.
(d)Transaction costs and other, net primarily includes non-cash losses on the write down and disposal of assets, certain non-recurring litigation reserves, non-recurring asset recoveries, gains from the sales of the WSOP trademark and the LINQ Promenade, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with new property openings and expansion projects at existing properties, and non-cash changes in equity method investments.

Capital Expenditures, Net - By Segment
	Years Ended December 31,
(In millions)	2025	2024	2023
Las Vegas	$190	$253	$257
Regional	508	878	839
Caesars Digital	79	107	100
Corporate and Other	28	58	68
Total	$805	$1,296	$1,264

Total Assets - By Segment
	December 31,
(In millions)	2025	2024
Las Vegas	$25,808	$25,040
Regional	14,435	15,664
Caesars Digital	1,254	1,262
Managed and Branded	343	282
Corporate and Other (a)	(10,201)	(9,658)
Total	$31,639	$32,590
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, evaluated and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2025. Based on these evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures required by Rules 13a-15(e) and 15d-15(e) were effective as of December 31, 2025, at a reasonable assurance level.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated and assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this Form 10-K Annual Report based upon the framework set forth in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation and assessment, they concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2025, which follows below.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Caesars Entertainment, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Caesars Entertainment, Inc., and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 17, 2026

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
For the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than April 30, 2026, pursuant to Regulation 14A under the Securities Act.
We have adopted a code of ethics and business conduct applicable to all directors and employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The code of ethics and business conduct is posted on our website, http://www.caesars.com/corporate (accessible through the “Governance” caption of the Investors page) and a printed copy will be delivered upon request by writing to the Corporate Secretary at Caesars Entertainment, Inc., c/o Corporate Secretary, 100 West Liberty Street, 12th Floor, Reno, NV 89501. We intend to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of business conduct and ethics by posting such information on our website.
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
Item 11.    Executive Compensation
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2026, pursuant to Regulation 14A under the Securities Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2026, pursuant to Regulation 14A under the Securities Act, and is incorporated herein by reference.
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
The following table sets forth information as of December 31, 2025, with respect to compensation plans under which equity securities that we have authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,135,966	$—	8,178,214
___________________
(1)Includes unvested RSUs, PSUs, and MSUs only, there were no outstanding options as of December 31, 2025.
(2)RSUs, PSUs, and MSUs do not have an exercise price.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is hereby incorporated by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2026, pursuant to Regulation 14A under the Securities Act.

Item 14.    Principal Accounting Fees and Services
The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated herein by reference to our Proxy Statement, to be filed with the Securities and Exchange Commission no later than April 30, 2026, pursuant to Regulation 14A under the Securities Act.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(i) Financial Statements
Included in Part II (Item 8) of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
We have omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.
(a)(ii) Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

2.1	Agreement and Plan of Merger, dated as of June 24, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	Previously filed on Form 8-K filed on June 25, 2019.

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	Previously filed on Form 8-K filed on August 16, 2019.

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on June 16, 2023.

3.2	Amended and Restated Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on July 28, 2025.

4.1	Description of Capital Stock	Filed herewith.

4.2	Indenture (4.625% CEI Senior Notes due 2029), dated as of September 24, 2021, by and between Caesars Entertainment, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.	Previously filed on Form 8-K filed on September 27, 2021.

4.3
First Supplemental Indenture, dated as of October 4, 2022, to Indenture (4.625% CEI Senior Notes due 2029), by and among Caesars Entertainment, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.
Previously filed on Form 8-K filed on October 5, 2022.

4.4
Second Supplemental Indenture, dated as of November 3, 2023, to Indenture (4.625% CEI Senior Notes due 2029), by and among Caesars Entertainment, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.
Previously filed on Form 10-K filed on February 20, 2024.

4.5
Third Supplemental Indenture, dated as of August 23, 2024, to Indenture (4.625% CEI Senior Notes due 2029), by and among Caesars Entertainment, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.
Previously filed on Form 10-K filed on February 25, 2025.

4.6
Indenture (7.00% Senior Secured Notes due 2030), dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as collateral agent.
Previously filed on Form 8-K filed on February 6, 2023.

4.7
First Supplemental Indenture (7.00% CEI Senior Secured Notes due 2030), dated as of March 24, 2023, to Indenture, dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Previously filed on Form 10-Q filed on May 3, 2023.

4.8
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

4.9
Third Supplemental Indenture (7.00% CEI Senior Secured Notes due 2030), dated as of August 23, 2024, to Indenture, dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Previously filed on Form 10-K filed on February 25, 2025.

4.10
Indenture (6.50% CEI Senior Secured Notes due 2032), dated as of February 6, 2024, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Previously filed on Form 8-K filed on February 7, 2024.

4.11
First Supplemental Indenture (6.50% CEI Senior Secured Notes due 2032), dated as of March 1, 2024, to Indenture, dated as of February 6, 2024, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Previously filed on Form 10-Q filed on April 30, 2024.

4.12
Second Supplemental Indenture (6.50% CEI Senior Secured Notes due 2032), dated as of August 23, 2024, to Indenture, dated as of February 6, 2024, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.
Previously filed on Form 10-K filed on February 25, 2025.

4.13
Indenture (6.00% CEI Senior Notes due 2032) dated as of October 17, 2024, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as Trustee.
Previously filed on Form 8-K filed on October 17, 2024.

Exhibit Number	Description of Exhibit	Method of Filing
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
Previously filed on Form 8-K filed on July 21, 2020.

10.8**	Sixth Amendment to Lease, dated as of September 30, 2020, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q filed on November 9, 2020.

10.9	Seventh Amendment to Lease, dated as of November 18, 2020, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-K on March 1, 2021.

10.10	Eighth Amendment to Lease, dated as of September 3, 2021, by and among the entities listed on Schedule A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q on November 5, 2021.

10.11	Ninth Amendment to Lease, dated as of November 1, 2021, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-K filed on February 24, 2022.

10.12	Tenth Amendment to Lease (Regional), dated as of December 30, 2021, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-K filed on February 24, 2022.

10.13	Eleventh Amendment to Lease, dated as of August 25, 2022, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q filed on November 2, 2022.

10.14	Twelfth Amendment to Lease, dated as of April 7, 2023, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q filed on May 3, 2023.

10.15	Thirteenth Amendment to Lease, dated as of June 27, 2025, by and among the entities listed on Schedules A and B thereto and Propco TRS LLC.	Previously filed on Form 10-Q filed on July 29, 2025.

10.16**	Guaranty of Lease, dated as of July 20, 2020, by and among Eldorado Resorts, Inc. and the entities listed on Schedule A thereto (Regional).	Previously filed on Form 8-K filed on July 21, 2020.

10.17**
Second Amendment to Lease (Joliet) (which includes a conformed copy of the Joliet Lease through the Second Amendment), dated as of July 20, 2020, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.
Previously filed on Form 8-K filed on July 21, 2020.

10.18**	Third Amendment to Lease, dated as of September 30, 2020, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.	Previously filed on Form 10-Q filed on November 9, 2020.

10.19	Fourth Amendment to Lease, dated as of November 18, 2020, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.	Previously filed on Form10-K on March 1, 2021.

Exhibit Number	Description of Exhibit	Method of Filing
10.20	Fifth Amendment to Lease, dated as of September 3, 2021, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.	Previously filed on Form 10-Q on November 5, 2021.

10.21	Sixth Amendment to Lease, dated as of November 1, 2021, by and among Harrah’s Joliet Landco LLC, Des Plaines Development Limited Partnership, CEOC, LLC and Propco TRS LLC.	Previously filed on Form 10-K filed on February 24, 2022.

10.22	Guaranty, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and Harrah’s Joliet Landco LLC.	Previously filed on Form 8-K filed on July 21, 2020.

10.23*	Right of First Refusal Agreement, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Las Vegas Strip).	Previously filed on Form 8-K filed on July 21, 2020.

10.24	Right of First Refusal Agreement, dated as of July 20, 2020, by and between Eldorado Resorts, Inc. and VICI Properties L.P. (Horseshoe Baltimore).	Previously filed on Form 8-K filed on July 21, 2020.

10.25	Right of First Refusal Agreement, dated as of September 3, 2021, by and between EBCI Holdings LLC, Caesars Entertainment, Inc. and VICI Properties L.P. (Caesars Virginia).	Filed herewith.

10.26
Second Amendment to Golf Course Use Agreement, dated as of July 20, 2020, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC.
Previously filed on Form 8-K filed on July 21, 2020.

10.27*	Second Amended and Restated Put-Call Right Agreement entered into as of September 18, 2020 by and among Claudine Propco LLC and Caesars Convention Center Owner, LLC.	Previously filed on Form 8-K filed on September 18, 2020.

10.28	First Amendment to Second A&R Put-Call Right Agreement entered into as of May 1, 2023 by and among Claudine Propco LLC and Caesars Convention Center Owner, LLC	Filed herewith.

10.29
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

10.30
Credit Agreement, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, and U.S. Bank National Association, as collateral agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.31
Incremental Assumption Agreement No. 1, dated as of July 20, 2020, by and among Eldorado Resorts, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on July 21, 2020.

10.32	First Amendment to Credit Agreement, dated as of November 10, 2021, by and between Caesars Entertainment, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed on Form 8-K filed on November 10, 2021.

10.33	Second Amendment to Credit Agreement, dated as of January 26, 2022, by and between Caesars Entertainment, Inc. and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed on Form 8-K filed on January 27, 2022.

10.34
Third Amendment to Credit Agreement, dated as of October 5, 2022, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on October 5, 2022.

10.35
Incremental Assumption Agreement No. 2, dated as of February 6, 2023, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on February 6, 2023.

10.36
Incremental Assumption Agreement No. 3, dated as of February 6, 2024, by and among Caesars Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Previously filed on Form 8-K filed on February 7, 2024.

10.37	Fourth Amendment to Credit Agreement, dated as of May 9, 2024, by and among Caesars Entertainment, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed on Form 8-K filed on May 9, 2024.

10.38	Fifth Amendment to Credit Agreement, dated as of November 25, 2024, by and among Caesars Entertainment, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed on Form 8-K filed on November 25, 2024.

10.39	Caesars Entertainment Corporation Amended and Restated Escrow Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on October 13, 2017.

Exhibit Number	Description of Exhibit	Method of Filing
10.40	Amended and Restated Casino Operating Contract, dated April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.	Previously filed on Form 8-K filed by Caesars Holdings, Inc. on April 6, 2020.

10.41
First Amendment to the Amended and Restated Casino Operating Contract, made and entered into as of April 9, 2020, and made effective as of April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.
Previously filed on Form 8-K/A filed by Caesars Holdings, Inc. on April 14, 2020.

10.42†	Caesars Entertainment Corporation Executive Supplemental Savings Plan III.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on December 13, 2018.

10.43†	Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.	Previously filed on Form S-8 filed by Caesars Holdings, Inc. on December 13, 2018.

10.44†	Caesars Entertainment, Inc. Second Amended and Restated 2015 Equity Incentive Plan	Previously filed on Form 8-K filed on June 14, 2024.

10.45†	Form of Director Indemnification Agreement.	Previously filed on Form 10-Q filed on November 9, 2020.

10.46†	Form of Director Restricted Stock Unit Award Agreement pursuant to the Eldorado Resorts, Inc. 2015 Equity Incentive Plan.	Previously filed on Form 10-K filed on February 25, 2025.

10.47†	Form of Restricted Stock Unit Award Agreement (Time-Based) pursuant to the Amended & Restated 2015 Equity Incentive Plan.	Previously filed on Form 10-K filed on February 25, 2025.

10.48†	Form of Restricted Stock Unit Award Agreement Performance-Based (EBITDA) pursuant to the Amended & Restated 2015 Equity Incentive Plan.	Previously filed on Form 10-K filed on February 25, 2025.

10.49†	Form of Restricted Stock Unit Award Agreement Performance-Based (TSR) pursuant to the Amended & Restated 2015 Equity Incentive Plan.	Previously filed on Form 10-K filed on February 25, 2025.

10.50†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Bret Yunker.	Previously filed on Form 10-Q filed on November 2, 2022.

10.51†	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Bret Yunker.	Previously filed on Form 10-Q filed on April 30, 2024.

10.52†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Stephanie Lepori.	Previously filed on Form 10-K filed on February 25, 2025.

10.53†	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Stephanie Lepori.	Previously filed on Form 10-Q filed on April 30, 2024.

10.54†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Thomas Reeg.	Previously filed on Form 10-Q filed on November 2, 2022.

10.55†	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Thomas Reeg.	Previously filed on Form 10-Q filed on April 30, 2024.

10.56†	Restricted Stock Unit Award Agreement by and between Caesars Entertainment, Inc. and Thomas R. Reeg dated February 25, 2022.	Previously filed on Form 8-K filed on March 1, 2022.

10.57†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Anthony Carano.	Previously filed on Form 10-Q filed on November 2, 2022.

10.58†	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Anthony Carano.	Previously filed on Form 10-Q filed on April 30, 2024.

10.59†	Amended and Restated Executive Employment Agreement, dated as of August 10, 2022, by and between Caesars Enterprise Services, LLC and Edmund L. Quatmann, Jr.	Previously filed on Form 10-Q filed on November 2, 2022.

Exhibit Number	Description of Exhibit	Method of Filing
10.60†	First Amendment to the Amended and Restated Executive Employment Agreement, dated as of January 26, 2024, by and between Caesars Enterprise Services, LLC and Edmund L. Quatmann, Jr.	Previously filed on Form 10-Q filed on April 30, 2024.

10.61†
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

10.62†
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

10.63
Amended and Restated Omnibus Amendment to Leases, dated as of October 27, 2020, by and among the entities listed on Schedule A attached thereto CPLV Property Owner LLC, Claudine Propco LLC, Harrah’s Joliet Landco LLC, CEOC, LLC, the entities listed on Schedule B attached thereto, Desert Palace LLC, Harrah’s Las Vegas, LLC, Des Plaines Development Limited Partnership and Propco TRS LLC.
Previously filed on Form 10-Q filed on November 9, 2020.

10.64	Third Amended and Restated Master Lease, dated as of November 13, 2023, by and among Tropicana Entertainment, Inc., IOC Black Hawk County, Inc., Isle of Capri Bettendorf, L.C. and GLP Capital L.P.	Previously filed on Form 10-K filed on February 20, 2024.

14.1	Code of Ethics and Business Conduct	Filed herewith.

19.1	Policy on Insider Information and Insider Trading	Filed herewith.

19.2	Supplement to Policy on Insider Trading for Blackout Insiders	Filed herewith.

19.3	Supplement to Policy on Insider Trading for Pre-Clearance Insiders	Filed herewith.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed herewith.

99.1	Gaming and Regulatory Overview	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.
______________________

†	Denotes a management contract or compensatory plan or arrangement.
*	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) not material and (ii) could be competitively harmful if publicly disclosed.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

	By:	/s/ Thomas R. Reeg
Dated: February 17, 2026		Thomas R. Reeg Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Reeg	Chief Executive Officer (Principal Executive Officer) and Director	February 17, 2026
Thomas R. Reeg

/s/ Bret Yunker	Chief Financial Officer (Principal Financial Officer)	February 17, 2026
Bret Yunker

/s/ Stephanie D. Lepori	Chief Administrative and Accounting Officer (Principal Accounting Officer)	February 17, 2026
Stephanie D. Lepori

/s/ Gary L. Carano	Executive Chairman of the Board	February 17, 2026
Gary L. Carano

/s/ Bonnie Biumi	Director	February 17, 2026
Bonnie Biumi

/s/ Jan Jones Blackhurst	Director	February 17, 2026
Jan Jones Blackhurst

/s/ Frank J. Fahrenkopf Jr.	Director	February 17, 2026
Frank J. Fahrenkopf Jr.

/s/ Kim Harris Jones	Director	February 17, 2026
Kim Harris Jones

/s/ Jesse Lynn	Director	February 17, 2026
Jesse Lynn

/s/ Courtney Mather	Director	February 17, 2026
Courtney Mather

/s/ Ted Papapostolou	Director	February 17, 2026
Ted Papapostolou

/s/ Michael E. Pegram	Director	February 17, 2026
Michael E. Pegram

/s/ David P. Tomick	Director	February 17, 2026
David P. Tomick