Form 10-Q
period 2026-03-31
Caesars Entertainment, Inc.
filed 2026-04-28
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of April 23, 2026 was 203,676,930.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$867	$887
Restricted cash	92	85
Accounts receivable, net	441	476
Inventories	47	43
Prepayments and other current assets	353	312
Total current assets	1,800	1,803
Investments in and advances to unconsolidated affiliates	126	133
Property and equipment, net	14,233	14,358
Goodwill	10,441	10,441
Intangible assets other than goodwill	3,942	3,985
Deferred tax asset	66	67
Other long-term assets, net	1,056	852
Total assets	$31,664	$31,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$258	$297
Accrued interest	195	224
Accrued other liabilities	1,551	1,618
Current portion of long-term debt	114	114
Total current liabilities	2,118	2,253
Long-term financing obligations	13,126	13,096
Long-term debt	11,688	11,670
Deferred tax liability	69	58
Other long-term liabilities	1,066	876
Total liabilities	28,067	27,953
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	3,416	3,504
Noncontrolling interests	181	182
Total stockholders’ equity	3,597	3,686
Total liabilities and stockholders’ equity	$31,664	$31,639
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
NET REVENUES:
Casino	$1,666	$1,594
Food and beverage	424	435
Hotel	487	482
Other	293	283
Net revenues	2,870	2,794
OPERATING EXPENSES:
Casino	902	861
Food and beverage	274	275
Hotel	156	151
Other	95	95
General and administrative	504	483
Corporate	88	82
Depreciation and amortization	347	357
Transaction and other costs, net	4	2
Total operating expenses	2,370	2,306
Operating income	500	488
OTHER EXPENSE:
Interest expense, net	(569)	(574)
Other loss	(2)	(1)
Total other expense	(571)	(575)
Loss before income taxes	(71)	(87)
Provision for income taxes	(12)	(11)
Net loss	(83)	(98)
Net income attributable to noncontrolling interests	(15)	(17)
Net loss attributable to Caesars	$(98)	$(115)

Net loss attributable to Caesars per share - basic and diluted:
Basic loss per share	$(0.48)	$(0.54)
Diluted loss per share	$(0.48)	$(0.54)
Weighted average basic shares outstanding	204	212
Weighted average diluted shares outstanding	204	212
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2026	2025
Net loss	$(83)	$(98)
Foreign currency and other	(2)	—
Other comprehensive loss, net of tax	(2)	—
Comprehensive loss	(85)	(98)
Comprehensive income attributable to noncontrolling interests	(15)	(17)
Comprehensive loss attributable to Caesars	$(100)	$(115)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2025	—	$—	203	$—	$6,709	$(3,303)	$98	$—	$182	$3,686
Stock-based compensation	—	—	1	—	24	—	—	—	—	24
Net income (loss)	—	—	—	—	—	(98)	—	—	15	(83)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2)	—	—	(2)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(12)	—	—	—	—	(12)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(16)	(16)
Balance, March 31, 2026	—	$—	204	$—	$6,721	$(3,401)	$96	$—	$181	$3,597

Balance, December 31, 2024	—	$—	211	$—	$6,862	$(2,801)	$96	$—	$219	$4,376
Stock-based compensation	—	—	1	—	26	—	—	—	—	26
Net income (loss)	—	—	—	—	—	(115)	—	—	17	(98)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(15)	—	—	—	—	(15)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(10)	(10)
Balance, March 31, 2025	—	$—	212	$—	$6,873	$(2,916)	$96	$—	$226	$4,279
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83)	$(98)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	347	357
Amortization of deferred financing costs and discounts	43	44
Provision for credit losses	11	13
Non-cash lease amortization	6	6
Loss on investments	2	1
Stock-based compensation expense	24	26
(Gain) loss on sale or disposal of property and equipment	(10)	1
Deferred income taxes	12	11
Other non-cash adjustments to net loss	7	(1)
Change in operating assets and liabilities:
Accounts receivable	29	20
Prepaid expenses and other assets	(46)	(49)
Income taxes receivable and payable, net	(3)	—
Accounts payable, accrued expenses and other liabilities	(135)	(113)
Net cash provided by operating activities	204	218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(168)	(223)
Purchase of Caesars Windsor furniture and equipment	(42)	—
Proceeds from sale of property and equipment	19	—
Distributions from unconsolidated affiliate	—	23
Other	2	(6)
Net cash used in investing activities	(189)	(206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	475	315
Repayments of long-term debt and revolving credit facilities	(463)	(307)
Financing obligation payments	(9)	(2)
Distributions to noncontrolling interest owners	(16)	(10)
Taxes paid related to net share settlement of equity awards	(12)	(15)
Net cash used in financing activities	(25)	(19)

Decrease in cash, cash equivalents and restricted cash	(10)	(7)
Cash, cash equivalents and restricted cash, beginning of period	984	1,016
Cash, cash equivalents and restricted cash, end of period	$974	$1,009

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$867	$884
Restricted cash	92	102
Restricted and escrow cash included in other long-term assets, net	15	23
Total cash, cash equivalents and restricted cash	$974	$1,009

	Three Months Ended March 31,
(In millions)	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid for debt	$212	$210
Cash interest paid for rent related to financing obligations	346	336
Income taxes paid, net	3	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	96	130
Right-of-use asset obtained in exchange for lease liability	203	—
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
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2025 Annual Report.
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
Description of Business
The Company owns, leases, brands or manages an aggregate of 53 properties in 19 jurisdictions in North America with approximately 52,600 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 46,300 hotel rooms as of March 31, 2026. In addition, the Company has other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its gaming operations, which includes its casino properties, retail and online sports betting, and online gaming. Additionally, the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and online sports betting, iGaming, horse racing and online poker are included under the Caesars Digital segment. The Company operates retail and online sports wagering across 34 jurisdictions in North America, 27 of which offer online sports betting, and operates iGaming in five jurisdictions in North America as of March 31, 2026. The Company operates the Caesars Sportsbook app, the Caesars Racebook app, the Caesars Palace Online Casino app and the Horseshoe Online Casino app. The Company also expects to continue to grow its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and iGaming.
Asset Purchase of Caesars Windsor
On March 3, 2026, the Company assumed responsibility for the operations of Caesars Windsor on behalf of the Ontario Lottery and Gaming Corporation (“OLG”) under a 20-year operating agreement. Upon signing the operating and asset purchase agreements, our previous management agreement was terminated. The Company purchased the net assets of Caesars Windsor which included approximately $42 million of furniture and equipment and approximately $12 million in net working capital. In addition, the Company entered into a 20-year lease agreement with the OLG for the buildings and land of Caesars Windsor. The initial term of the lease expires on March 2, 2046 with annual minimum rent expense of approximately $19 million. Caesars Windsor’s management fee was previously reported within the Managed and Branded segment. Beginning March 3, 2026, the property’s operations are reported within the Regional segment.

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
The presentation of financial information herein for the periods after the asset purchase of Caesars Windsor is not fully comparable to the periods prior to such asset purchase.
Our Financial Statements include the accounts of Caesars Entertainment, Inc. and its subsidiaries after elimination of all intercompany accounts and transactions. See Note 12 for segment information.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s deferred compensation plans. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1) and represent the amounts the Company would expect to receive if the Company sold these marketable securities. As of March 31, 2026 and December 31, 2025, the Company held $2 million in marketable securities.
Derivative Instruments
The Company may enter into derivative instruments to hedge the risk of fluctuations in interest rates, foreign exchange rates or pricing for other commodities. These agreements are designated as cash flow hedges. As of March 31, 2026 and December 31, 2025, the Company did not hold any cash flow hedges or any derivative financial instruments for trading purposes.
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
Advertising
Advertising costs are expensed in the period the advertising first occurs. Advertising costs for the three months ended March 31, 2026 and 2025 were $54 million and $60 million, respectively, and are primarily included within Casino expense where directly attributable to gaming activities or General and administrative expense for other indirect advertising.
Interest Expense, Net

	Three Months Ended March 31,
(In millions)	2026	2025
Interest expense	$572	$582
Capitalized interest	(1)	(2)
Interest income	(2)	(6)
Total interest expense, net	$569	$574
Recently Issued Accounting Pronouncements
Pronouncements to Be Implemented in Future Periods
In September 2025, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU’) 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software.” Currently, entities are required to capitalize development costs incurred for internal-use software depending on the nature of the costs and project stage. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that guidance is neutral to different software development methods. Amendments in this update are effective for all entities for annual periods beginning after December 15, 2027. An entity may apply the new guidance: i) prospectively, ii) using a modified transition approach based on the status of a project, or iii) retrospectively. We do not expect the amendments in this update to have a material impact on our Financial Statements.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3. Property and Equipment, net

(In millions)	March 31, 2026	December 31, 2025
Land	$2,049	$2,057
Buildings, riverboats, and leasehold and land improvements	15,244	15,295
Furniture, fixtures, and equipment	3,364	3,174
Construction in progress	157	153
Total property and equipment	20,814	20,679
Less: accumulated depreciation	(6,581)	(6,321)
Total property and equipment, net	$14,233	$14,358
A portion of our property and equipment is subject to various operating leases for which we are the lessor. Leased property includes our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended March 31,
(In millions)	2026	2025
Depreciation expense	$313	$324
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease.
Note 4. Goodwill and Intangible Assets, net

Changes in Carrying Value of Goodwill and Other Intangible Assets
		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
Balances as of December 31, 2025	$730	$10,441	$3,255
Amortization expense	(34)	—	—
Other	(9)	—	—
Balances as of March 31, 2026	$687	$10,441	$3,255

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	March 31, 2026				December 31, 2025
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	1 - 7 years	$595	$(512)	$83	$595	$(495)	$100
Gaming rights and other	10 - 34 years	248	(56)	192	262	(57)	205
Trademarks	15 years	313	(132)	181	313	(127)	186
Reacquired rights	24 years	250	(51)	199	250	(49)	201
Technology	3 - 6 years	135	(103)	32	134	(96)	38
		$1,541	$(854)	687	$1,554	$(824)	730

Non-amortizing intangible assets other than Goodwill
Trademarks				1,749			1,749
Gaming rights				983			983
Caesars Rewards				523			523
				3,255			3,255
Total amortizing and non-amortizing intangible assets other than Goodwill, net				$3,942			$3,985
Amortization expense with respect to intangible assets for the three months ended March 31, 2026 and 2025 totaled $34 million and $33 million, respectively, which is included in Depreciation and amortization in the Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Estimated Five-Year Amortization
	Remaining 2026	Years Ended December 31,
(In millions)		2027	2028	2029	2030	2031
Estimated amortization expense	$100	$86	$44	$42	$42	$42
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
Contractual Commitments
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain sporting event facilities and professional sports teams primarily for tickets, suites, advertising, marketing, promotional and sponsorship opportunities. The agreements include leasing of event suites that are generally considered short-term leases for which the Company does not record a right-of-use asset or lease liability and recognizes expenses in the period services are received. As of March 31, 2026 and December 31, 2025, obligations related to these agreements were $312 million and $318 million, respectively, with contracts extending through 2040.

Maturities of Sports Sponsorship/Partnership Obligations as of March 31, 2026
(In millions)
Remaining 2026	$34
2027	31
2028	31
2029	28
2030	24
Thereafter	164
Total	$312
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability was $218 million and $212 million as of March 31, 2026 and December 31, 2025, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 6. Long-Term Debt

	March 31, 2026				December 31, 2025
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Revolving Credit Facility	2028	variable	$200	$200	$160
CEI Term Loan A	2028	variable	628	627	636
CVA Revolving Credit Facility	2029	variable	—	—	—
CVA Delayed Draw Term Loan	2029	variable	381	376	381
CEI Term Loan B	2030	variable	2,025	1,998	2,002
CEI Term Loan B-1	2031	variable	2,842	2,814	2,820
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,986	1,986
CEI Senior Secured Notes due 2032	2032	6.50%	1,500	1,487	1,486
Unsecured Debt
CEI Senior Notes due 2029	2029	4.625%	1,200	1,192	1,192
CEI Senior Notes due 2032	2032	6.00%	1,100	1,088	1,087
Special Improvement District Bonds	2037	4.30%	40	40	40
Long-term notes and other payables			1	1	2
Total debt			11,917	11,809	11,792
Current portion of long-term debt			(114)	(114)	(114)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(7)	(8)
Long-term debt			$11,803	$11,688	$11,670

Unamortized discounts and deferred finance charges				$115	$121
Fair value			$11,675

Annual Estimated Debt Service Requirements as of March 31, 2026
	Remaining	Years Ended December 31,
(In millions)	2026	2027	2028	2029	2030	Thereafter	Total
Annual maturities of long-term debt	$87	$114	$845	$1,574	$3,962	$5,335	$11,917
Estimated interest payments	520	720	660	640	410	300	3,250
Total debt service obligation (a)	$607	$834	$1,505	$2,214	$4,372	$5,635	$15,167
____________________
(a)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on the forward-looking SOFR curve, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of March 31, 2026 includes the principal payments on the term loans, special improvement district bonds, and other unsecured borrowings that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $6 million for both the three months ended March 31, 2026 and 2025 and is included in Interest expense, net in the Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of March 31, 2026 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
As of March 31, 2026, the Company had $1.9 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $96 million in outstanding letters of credit, $46 million committed for regulatory purposes, the outstanding amount, and the reserves described above.

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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
As of March 31, 2026, the Company was in compliance with all of the applicable financial covenants described above.
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

	Three Months Ended March 31, 2026
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$244	$1,058	$365	$—	$(1)	$1,666
Food and beverage	273	151	—	—	—	424
Hotel	346	141	—	—	—	487
Other	140	80	9	66	(2)	293
Net revenues	$1,003	$1,430	$374	$66	$(3)	$2,870

	Three Months Ended March 31, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$243	$1,030	$324	$—	$(3)	$1,594
Food and beverage	286	149	—	—	—	435
Hotel	343	139	—	—	—	482
Other	131	70	11	67	4	283
Net revenues	$1,003	$1,388	$335	$67	$1	$2,794

Accounts Receivable, net
(In millions)	March 31, 2026	December 31, 2025
Casino	$171	$221
Food and beverage and hotel	123	100
Other	147	155
Accounts receivable, net	$441	$476

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Contract and Contract Related Liabilities
The Company records contract or contract related liabilities related to differences between the timing of cash receipts from the customer and the recognition of revenue. The Company generally has three types of liabilities related to contracts with customers: (1) outstanding chip liability, which represents the amounts owed in exchange for gaming chips held by customers, (2) Caesars Rewards player loyalty program obligations, which represent the deferred allocation of revenue relating to reward credits granted to Caesars Rewards members based on certain types of customer spend, including online and retail gaming, hotel, dining, retail shopping, and player loyalty program incentives earned, and (3) customer deposits and other deferred revenue, which primarily represents funds deposited by customers related to gaming play or advance payments received for goods and services yet to be provided (such as advance ticket sales, deposits on rooms and convention space, unpaid wagers, iGaming deposits, or future sports bets). These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within Accrued other liabilities on the Company’s Balance Sheets. Liabilities expected to be recognized as revenue beyond one year of being purchased, earned, or deposited are recorded within Other long-term liabilities on the Company’s Balance Sheets.
The following table summarizes the activity related to contract and contract related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2026	2025	2026	2025	2026	2025
Balance at January 1	$39	$47	$89	$79	$492	$549
Balance at March 31	37	34	92	81	430	491
Increase / (decrease)	$(2)	$(13)	$3	$2	$(62)	$(58)
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended March 31, 2026 and 2025, we recognized lease revenue of approximately $487 million and $482 million, respectively, which is included in Hotel revenues in the Statements of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statements of Operations and during the three months ended March 31, 2026 and 2025, lease revenue related to conventions was approximately $14 million and $15 million, respectively.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended March 31, 2026 and 2025, we recognized approximately $33 million and $29 million, respectively, of real estate lease revenue.
Real estate lease revenue includes $15 million and $14 million of variable rental income for the three months ended March 31, 2026 and 2025, respectively.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 8. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Net loss attributable to Caesars	$(98)	$(115)
Shares outstanding:
Weighted average shares outstanding – basic	204	212
Weighted average shares outstanding – diluted	204	212

Net loss per common share attributable to common stockholders – basic:	$(0.48)	$(0.54)
Net loss per common share attributable to common stockholders – diluted:	$(0.48)	$(0.54)
For a period in which the Company generated a net loss attributable to Caesars, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of Earnings per Share

	Three Months Ended March 31,
(In millions)	2026	2025
Stock-based compensation awards	6	5
Total anti-dilutive common stock	6	5
Note 9. Stock-Based Compensation and Stockholders’ Equity
Stock-Based Awards
The Company maintains long-term incentive plans, adopted by the Board of Directors (“Board”) and approved by the Company’s stockholders, which allows for granting stock-based compensation awards of Company Common Stock to directors, employees, officers, and consultants or advisers who render services to the Company or its subsidiaries, including stock options, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based performance stock units (“MSUs”), stock appreciation rights, and other stock-based awards or dividend equivalents. Forfeitures are recognized in the period in which they occur.
Stock-based compensation expense in the accompanying Statements of Operations totaled $24 million and $26 million during the three months ended March 31, 2026 and 2025, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (the “2015 Plan”)
During the three months ended March 31, 2026, as part of the annual incentive program, the Company granted 3 million RSUs to eligible participants with an aggregate fair value of $70 million, which generally vest ratably on each anniversary over three years from the grant date. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
During the three months ended March 31, 2026, the Company also granted 291 thousand PSUs to eligible participants with an aggregate fair value of $8 million that are primarily scheduled to cliff vest after three years from the grant date. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions and terms of the underlying award granted. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In addition, during the three months ended March 31, 2026, the Company granted 436 thousand MSUs to eligible participants with an aggregate fair value of $14 million that are primarily scheduled to cliff vest after three years from the grant date. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions and terms of the underlying award granted. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.
During the three months ended March 31, 2026, 1.5 million, 118 thousand and 5 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 Plan.
Outstanding at End of Period

	March 31, 2026		December 31, 2025
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Restricted stock units	4,973,205	$28.94	3,568,478	$38.58
Performance stock units	640,874	26.43	518,034	23.39
Market-based stock units	1,173,695	44.98	1,049,454	61.04
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
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component, net of tax, for the periods through March 31, 2026 and 2025 are shown below.

(In millions)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$96
Foreign currency and other	—
Balance as of March 31, 2025	$96

Balance as of December 31, 2025	$98
Foreign currency and other	(2)
Balance as of March 31, 2026	$96
Share Repurchase Program
On October 2, 2024, the Company announced that its Board authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that the Company is required to repurchase under the 2024 Share Repurchase Program. There were no share repurchases made during the three months ended March 31, 2026 and 2025. Under the 2024 Share Repurchase Program, as of March 31, 2026, the Company has authorization to repurchase up to $221 million more of our outstanding common stock. All share repurchases under the 2024 Share Repurchase Program are retired upon repurchase.
Note 10. Income Taxes
The Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three months ended March 31, 2026 and 2025. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate (“AETR”), and therefore, the AETR method would not provide a reliable estimate.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Income Tax Allocation
	Three Months Ended March 31,
(In millions)	2026	2025
Loss before income taxes	$(71)	$(87)
Provision for income taxes	(12)	(11)
Effective tax rate	(16.9)%	(12.6)%
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
The income tax provision for the three months ended March 31, 2026 and 2025 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
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
Note 11. Related Party and Affiliate Transactions
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Resort Casino Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) (the “CSY Lease”). CSY is a general partnership in which a trust has an approximate 27% interest. The Company’s Executive Chairman of the Board, Gary L. Carano, and his siblings are direct or indirect beneficiaries of the trust. The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations of 1 to 2 percent through the term of the lease. Commensurate with its interest, the trust receives directly from the Company approximately 27% of the rent paid by the Company. As of March 31, 2026 and December 31, 2025, there were no amounts due to or from CSY.
CVA Holdco, LLC
In May 2023, the Company entered into a joint venture, CVA Holdco, LLC, with the Eastern Band of Cherokee Indians to construct, own and operate a gaming facility in Danville, Virginia (“Caesars Virginia”). As the managing member, the Company operates the business and managed the development, construction, and financing of the property. The Company holds a 50.0% variable interest in the joint venture and is the primary beneficiary; as such, the joint venture’s operations are included in the Financial Statements, with a minority interest recorded reflecting the operations attributed to the other partner. The Company participates ratably, based on ownership percentage, in the profits and losses of the joint venture. During the three months ended March 31, 2026 and 2025, the Company made distributions totaling $16 million and $10 million, respectively, to the partner.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Investment in Pompano Joint Venture
(In millions)
Balance as of December 31, 2025	$115
Equity in earnings	(7)
Balance as of March 31, 2026	$108
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
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of March 31, 2026:

Las Vegas	Regional		Managed and Branded
Caesars Palace Las Vegas	Caesars Atlantic City	Harrah’s Pompano Beach	Managed
Flamingo Las Vegas	Caesars New Orleans	Horseshoe Baltimore	Harrah’s Ak-Chin
Harrah’s Las Vegas	Caesars Republic Lake Tahoe	Horseshoe Black Hawk	Harrah’s Cherokee
Horseshoe Las Vegas	Caesars Virginia	Horseshoe Bossier City	Harrah’s Cherokee Valley River
The LINQ Hotel & Casino	Caesars Windsor	Horseshoe Council Bluffs	Harrah’s Resort Southern California
Paris Las Vegas	Circus Circus Reno	Horseshoe Hammond	Branded
Planet Hollywood Resort & Casino	Eldorado Gaming Scioto Downs	Horseshoe Indianapolis	Caesars Southern Indiana
The Vanderpump Hotel (a)	Eldorado Resort Casino Reno	Horseshoe Lake Charles	Harrah’s Northern California
	Grand Victoria Casino	Horseshoe St. Louis
Caesars Digital	Harrah’s Atlantic City	Horseshoe Tunica
Caesars Digital	Harrah’s Columbus Nebraska	Isle Casino Bettendorf
	Harrah’s Council Bluffs	Isle of Capri Casino Boonville
	Harrah’s Gulf Coast	Isle of Capri Casino Lula
	Harrah’s Hoosier Park Racing & Casino	Isle Casino Waterloo
	Harrah’s Joliet	Lady Luck Casino - Black Hawk
	Harrah’s Lake Tahoe	Silver Legacy Resort Casino
	Harrah’s Laughlin	Trop Casino Greenville
	Harrah’s Metropolis	Tropicana Atlantic City
	Harrah’s North Kansas City	Tropicana Laughlin Hotel & Casino
Harrah’s Philadelphia
____________________
(a)The Cromwell was rebranded as The Vanderpump Hotel effective March 31, 2026.
Certain of our properties operate off-track betting locations, including Harrah’s Hoosier Park Racing & Casino, which operates Winner’s Circle Indianapolis and Winner’s Circle New Haven, and Horseshoe Indianapolis, which operates Winner’s Circle Clarksville. We operate the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction, located on the east side of the Las Vegas Strip next to The LINQ Hotel & Casino (the “LINQ”). The CAESARS FORUM is a 550,000 square feet conference center with 300,000 square feet of flexible meeting space, two of the largest pillarless ballrooms in the world and direct access to the LINQ.
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
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other:

	Three Months Ended March 31,
(In millions)	2026	2025
Las Vegas:
Net revenues	$1,003	$1,003
Adjusted EBITDA	426	433
Regional:
Net revenues	1,430	1,388
Adjusted EBITDA	435	440
Caesars Digital:
Net revenues	374	335
Adjusted EBITDA	69	43
Managed and Branded:
Net revenues	66	67
Adjusted EBITDA	13	16
Corporate and Other:
Net revenues	(3)	1
Adjusted EBITDA	(56)	(48)
Disaggregation of Certain Significant Expenses by Segment

	Three Months Ended March 31, 2026
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$1,003	$1,430	$374	$66	$(3)	$2,870

Gaming taxes	(29)	(320)	(105)	—	—
Labor expense	(299)	(318)	—	—	—

Other segment expenses (a)	(249)	(357)	(200)	(53)	(53)

Adjusted EBITDA	$426	$435	$69	$13	$(56)	$887

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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2026	2025
Net loss attributable to Caesars	$(98)	$(115)
Net income attributable to noncontrolling interests	15	17
Provision for income taxes	12	11
Other loss	2	1
Interest expense, net	569	574
Depreciation and amortization	347	357
Transaction costs and other, net (a)	16	13
Stock-based compensation expense	24	26
Adjusted EBITDA	$887	$884

Adjusted EBITDA by Segment:
Las Vegas	$426	$433
Regional	435	440
Caesars Digital	69	43
Managed and Branded	13	16
Corporate and Other	(56)	(48)
____________________
(a)Transaction costs and other, net primarily includes costs related to non-cash losses on the write down and disposal of assets, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with new property openings and non-cash changes in equity method investments.

Capital Expenditures, Net - By Segment
	Three Months Ended March 31,
(In millions)	2026	2025
Las Vegas	$56	$37
Regional	94	159
Caesars Digital	17	22
Corporate and Other	1	5
Total	$168	$223

Total Assets - By Segment
(In millions)	March 31, 2026	December 31, 2025
Las Vegas	$25,951	$25,808
Regional	15,744	14,435
Caesars Digital	1,228	1,254
Managed and Branded	361	343
Corporate and Other (a)	(11,620)	(10,201)
Total	$31,664	$31,639
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three months ended March 31, 2026 and 2025 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2025 Annual Report.
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Comprehensive Income (Loss) as our “Statements of Operations,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.” References to numbered “Notes” refer to “Notes to our Consolidated Condensed Financial Statements” included in Item 1, “Unaudited Financial Statements,” unless otherwise noted.
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
We own, lease or manage an aggregate of 53 properties in 19 jurisdictions in North America with approximately 52,600 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 46,300 hotel rooms as of March 31, 2026. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc. Our primary source of revenue is generated by our gaming operations, which includes our casino properties, retail and online sports betting, and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of March 31, 2026, we owned 22 of our casinos and leased 25 casinos in North America. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to a regional lease, a Las Vegas lease and a Joliet lease (the “VICI Leases”). We also lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease (together with the GLPI Master Lease, the “GLPI Leases”). In addition, we lease Caesars Windsor from the Ontario Lottery and Gaming Corporation (“OLG”).

We operate and conduct retail and online sports wagering across 34 jurisdictions in North America, 27 of which offer online sports betting. Additionally, we operate iGaming in five jurisdictions in North America. The map below illustrates Caesars Digital’s presence as of March 31, 2026:
We have a partnership with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and operate the Caesars Racebook app in 22 states as of March 31, 2026. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
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

Asset Purchase of Caesars Windsor
On March 3, 2026, the Company assumed responsibility for the operations of Caesars Windsor on behalf of the OLG under a 20-year operating agreement. Upon signing the operating and asset purchase agreements, our previous management agreement was terminated. The Company purchased the net assets of Caesars Windsor which included approximately $42 million of furniture and equipment and approximately $12 million in net working capital. In addition, the Company entered into a 20-year lease agreement with the OLG for the buildings and land of Caesars Windsor. The initial term of the lease expires on March 2, 2046 with annual minimum rent expense of approximately $19 million. Caesars Windsor’s management fees and reimbursable management revenues and costs were previously reported within the Managed and Branded segment. Beginning March 3, 2026, the property’s operations are reported within the Regional segment.
Investments and Partnerships
We have investments in unconsolidated affiliates accounted for under the equity method which are recorded in Investments in and advances to unconsolidated affiliates on the Balance Sheets.
Pompano Joint Venture
In April 2018, we entered into a joint venture with Cordish Companies (“Cordish”) to plan and develop a mixed-use entertainment and hospitality destination expected to be located on unused land adjacent to the casino at our Pompano property. As the managing member, Cordish will operate the business and manage the development, construction, financing, marketing, leasing, maintenance and day-to-day operation of the various phases of the project. Additionally, Cordish is responsible for the development of the master plan for the project with our input and will submit it for our review and approval. While we hold a 50% variable interest in the joint venture, we are not the primary beneficiary; as such, the investment in the joint venture is accounted for using the equity method and is recorded in Investments in and advances to unconsolidated affiliates on our Balance Sheets. We participate evenly with Cordish in the profits and losses of the joint venture, which are included in Transaction and other costs, net on our Statements of Operations.
During the three months ended March 31, 2026, we recorded a loss of $7 million related to our investment. As of March 31, 2026 and December 31, 2025, our investment in the joint venture totaled $108 million and $115 million, respectively.
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
Presentation of Financial Information
The presentation of financial information herein for the periods after the asset purchase of Caesars Windsor is not fully comparable to the periods prior to such asset purchase.
This MD&A is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. Our historical operating results may not be indicative of our future results of operations because of the factor described in the preceding paragraph and the changing competitive landscape in our markets, including changes in market and societal trends, increased competition, as well as by factors or trends discussed elsewhere herein. We recommend that you read this MD&A together with our unaudited Financial Statements and the notes to those statements included in this Quarterly Report on Form 10-Q.
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
Results of Operations
The following table highlights the results of our operations:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net revenues:
Las Vegas	$1,003	$1,003
Regional	1,430	1,388
Caesars Digital	374	335
Managed and Branded	66	67
Corporate and Other (a)	(3)	1
Total	$2,870	$2,794

Net loss	$(83)	$(98)

Adjusted EBITDA (b):
Las Vegas	$426	$433
Regional	435	440
Caesars Digital	69	43
Managed and Branded	13	16
Corporate and Other (a)	(56)	(48)
Total	$887	$884

Net loss margin	(2.9)%	(3.5)%
Adjusted EBITDA margin	30.9%	31.6%
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
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three Months Ended March 31, 2026 and 2025” discussion later in this MD&A for a description of Adjusted EBITDA and a reconciliation of net income (loss) attributable to Caesars to Adjusted EBITDA.

Consolidated comparison of the three months ended March 31, 2026 and 2025
Net Revenues
Net revenues were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2026	2025	Variance
Casino	$1,666	$1,594	$72	4.5%
Food and beverage	424	435	(11)	(2.5)%
Hotel	487	482	5	1.0%
Other	293	283	10	3.5%
Net revenues	$2,870	$2,794	$76	2.7%
Consolidated net revenues increased for the three months ended March 31, 2026, as compared to the same prior year period, mainly due to higher casino revenues. This increase in casino revenues was primarily driven by significant growth in iGaming handle coupled with improved sports betting hold in our Caesars Digital segment. In addition, incremental revenues attributable to the consolidation of Caesars Windsor beginning March 3, 2026 contributed to the increase.
Operating Expenses
Operating expenses were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2026	2025	Variance
Casino	$902	$861	$41	4.8%
Food and beverage	274	275	(1)	(0.4)%
Hotel	156	151	5	3.3%
Other	95	95	—	—%
General and administrative	504	483	21	4.3%
Corporate	88	82	6	7.3%
Depreciation and amortization	347	357	(10)	(2.8)%
Transaction and other costs, net	4	2	2	100.0%
Total operating expenses	$2,370	$2,306	$64	2.8%
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
Casino expenses increased for the three months ended March 31, 2026, as compared to the same prior year period, in connection with increased revenues in our Caesars Digital and Regional segments. Gaming taxes increased due to higher casino revenues, as well as the impact of increased gaming tax rates on sports betting wagers and iGaming in certain states, which took effect on July 1, 2025. We continue to focus on labor efficiencies across the enterprise to manage increased labor costs.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, property taxes, marketing expenses indirectly related to our gaming and non-gaming operations, and expenses of administrative departments such as accounting, compliance, purchasing, human resources, legal and internal audit.
Corporate expenses include unallocated expenses such as payroll, inclusive of the annual bonus, stock-based compensation, professional fees, cybersecurity and other various expenses not directly related to the Company’s operations.
Depreciation and amortization expenses decreased for the three months ended March 31, 2026, as compared to the same prior year period, primarily due to a reduction in capital expenditures over time.

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
Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2026	2025	Variance
Interest expense, net	$(569)	$(574)	$5	0.9%
Other loss	(2)	(1)	(1)	(100.0)%
Provision for income taxes	(12)	(11)	(1)	(9.1)%
Interest expense, net decreased for the three months ended March 31, 2026, as compared to the same prior year period, primarily due to a reduction in outstanding debt and lower variable rate interest expense. The decrease was slightly offset by an increase in interest expense related to our leases.
The income tax provision for the three months ended March 31, 2026 and 2025 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
Segment comparison of the three months ended March 31, 2026 and 2025
Las Vegas Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2026	2025	Variance
Net revenues:
Casino	$244	$243	$1	0.4%
Food and beverage	273	286	(13)	(4.5)%
Hotel	346	343	3	0.9%
Other	140	131	9	6.9%
Net revenues	$1,003	$1,003	$—	—%

Table games drop	$719	$744	$(25)	(3.4)%
Table games hold %	18.4%	19.2%		(0.8) pts
Slot handle	$2,601	$2,572	$29	1.1%

Hotel occupancy	95.3%	96.2%		(0.9) pts

Adjusted EBITDA	$426	$433	$(7)	(1.6)%
Adjusted EBITDA margin	42.5%	43.2%		(0.7) pts

Net income attributable to Caesars	$176	$177	$(1)	(0.6)%
Our Las Vegas segment’s net revenues, net income, Adjusted EBITDA and Adjusted EBITDA margin remained relatively flat for the three months ended March 31, 2026, as compared to the same prior year period, primarily due to increased convention and group business offsetting general declines in lower city-wide leisure customer visitation. This change in visitation mix also resulted in marginally lower hotel occupancy offset by slightly higher room rates as compared to the same prior year period.
Slot win percentage in the Las Vegas segment for the three months ended March 31, 2026 was within our typical range.

Regional Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2026	2025	Variance
Net revenues:
Casino	$1,058	$1,030	$28	2.7%
Food and beverage	151	149	2	1.3%
Hotel	141	139	2	1.4%
Other	80	70	10	14.3%
Net revenues	$1,430	$1,388	$42	3.0%

Table games drop	$1,053	$1,093	$(40)	(3.7)%
Table games hold %	21.1%	20.7%		0.4 pts
Slot handle	$10,774	$10,444	$330	3.2%

Adjusted EBITDA	$435	$440	$(5)	(1.1)%
Adjusted EBITDA margin	30.4%	31.7%		(1.3) pts

Net income (loss) attributable to Caesars	$(20)	$20	$(40)	*
____________________
*    Not meaningful.
Our Regional segment’s net revenues increased for the three months ended March 31, 2026, as compared to the same prior year period, primarily due to the consolidation of Caesars Windsor beginning March 3, 2026 and positive results driven by our recent capital investments in Lake Tahoe. These increases offset a decline in net revenues at our New Orleans property driven by Super Bowl visitation and associated net revenues during the same prior year period. Net income (loss), Adjusted EBITDA and Adjusted EBITDA margin declined slightly for the three months ended March 31, 2026, as compared to the same prior year period, primarily due to increased labor costs and gaming taxes.
Slot win percentage in the Regional segment for the three months ended March 31, 2026 was within our typical range.

Caesars Digital Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2026	2025	Variance
Net revenues:
Casino (a)	$365	$324	$41	12.7%
Other	9	11	(2)	(18.2)%
Net revenues	$374	$335	$39	11.6%

Sports betting handle (b)	$3,033	$3,128	$(95)	(3.0)%
Sports betting hold %	8.3%	7.3%		1 pts

iGaming handle	$5,374	$4,488	$886	19.7%
iGaming hold %	3.5%	3.6%		(0.1) pts

Adjusted EBITDA	$69	$43	$26	60.5%
Adjusted EBITDA margin	18.4%	12.8%		5.6 pts

Net income attributable to Caesars	$22	$—	$22	*
____________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and online poker of $86 million and $73 million for the three months ended March 31, 2026 and 2025, respectively. Promotional and complimentary incentives for online poker were $3 million for both the three months ended March 31, 2026 and 2025.
(b)Caesars Digital generated an additional $232 million and $269 million of sports betting handle for the three months ended March 31, 2026 and 2025, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 9.3% and 11.0%, for the three months ended March 31, 2026 and 2025, respectively. Sports betting handle includes $10 million for both the three months ended March 31, 2026 and 2025, related to horse racing and pari-mutuel wagers.
Caesars Digital’s net revenues, net income, Adjusted EBITDA, and Adjusted EBITDA margin improved significantly for the three months ended March 31, 2026, as compared to the same prior year period, primarily due to higher iGaming handle coupled with improved sports betting hold.
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
Managed and Branded Segment

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2026	2025	Variance
Net revenues:
Other	$66	$67	$(1)	(1.5)%
Net revenues	$66	$67	$(1)	(1.5)%

Adjusted EBITDA	$13	$16	$(3)	(18.8)%
Adjusted EBITDA margin	19.7%	23.9%		(4.2) pts

Net income attributable to Caesars	$24	$16	$8	50.0%

We manage several properties and license rights to the use of certain of our brands. These revenue agreements typically include reimbursement of certain costs that we incur directly. Such costs are primarily related to payroll costs incurred on behalf of the properties under management. The revenue related to these reimbursable management costs has a direct impact on our evaluation of Adjusted EBITDA margin which, when excluded, reflects margins typically realized from such agreements. The table below presents the amount included in net revenues and total operating expenses related to these reimbursable costs. Beginning March 3, 2026, Caesars Windsor is consolidated and included in the Regional segment.

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2026	2025	Variance
Reimbursable management revenue	$48	$51	$(3)	(5.9)%
Reimbursable management costs	48	51	(3)	(5.9)%
Corporate & Other

	Three Months Ended March 31,			Percent Change
(Dollars in millions)	2026	2025	Variance
Net revenues:
Casino	$(1)	$(3)	$2	66.7%
Other	(2)	4	(6)	*
Net revenues	$(3)	$1	$(4)	*

Adjusted EBITDA	$(56)	$(48)	$(8)	(16.7)%
____________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three Months Ended March 31, 2026 and 2025
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents net income (loss) before interest income and interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation expense, (gain) loss on extinguishment of debt, impairment charges, other (income) loss, net income (loss) attributable to noncontrolling interests, transaction costs associated with our acquisitions, developments, and divestitures, and non-cash changes in equity method investments. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, distributions to our noncontrolling interest owners and payments under our leases with affiliates of VICI and GLPI, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide Adjusted EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt or lease agreements.

The following table summarizes our Adjusted EBITDA for the three months ended March 31, 2026 and 2025, respectively, in addition to reconciling net income (loss) attributable to Caesars to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended March 31,
(In millions)	2026	2025
Net loss attributable to Caesars	$(98)	$(115)
Net income attributable to noncontrolling interests	15	17
Provision for income taxes	12	11
Other loss	2	1
Interest expense, net	569	574
Depreciation and amortization	347	357
Transaction costs and other, net (a)	16	13
Stock-based compensation expense	24	26
Total Adjusted EBITDA	$887	$884
____________________
(a)Transaction costs and other, net primarily includes costs related to non-cash losses on the write down and disposal of assets, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with our new property openings, and non-cash changes in equity method investments.
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
As of March 31, 2026, our cash on hand and borrowing capacity was as follows:

(In millions)	March 31, 2026
Cash and cash equivalents	$867
CEI Revolving Credit Facility capacity, net of outstanding balance	2,050
CVA Revolving Credit Facility capacity	25
Revolver capacity committed to letters of credit	(96)
Revolver capacity committed to specific reserves	(40)
Revolver capacity committed as regulatory requirement	(46)
Total	$2,760
During the three months ended March 31, 2026, our operating activities generated operating cash inflows of $204 million, as compared to operating cash inflows of $218 million during the three months ended March 31, 2025, primarily due to changes in working capital, coupled with the results of operations described above.
We expect that our primary capital requirements going forward will relate to servicing our outstanding indebtedness, rent payments under our GLPI Leases and VICI Leases, and the expansion and maintenance of our properties. We expect to continue having additional cash uses for federal and certain state income taxes in operating activities.
A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $607 million for the remainder of 2026. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations, that take effect in November of each year, based on the Consumer Price Index (“CPI”). In addition to the CPI escalator, our VICI Leases are also subject to a variable rent adjustment based on certain historical net revenues of our leased properties which began in November 2024. The next such lease year with a variable rent adjustment begins November 2027. We estimate our lease payments to VICI and GLPI to be approximately $1.0 billion for the remainder of 2026.

We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the remainder of 2026 include the completion of expansion and rebranding projects and hotel renovations. In addition, we anticipate continued investment in our Caesars Sportsbook and iGaming applications.
Cash used for capital expenditures totaled $168 million and $223 million for the three months ended March 31, 2026 and 2025, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our capital expenditures for the three months ended March 31, 2026, and an estimated range of capital expenditures for the remainder of 2026.

	Three Months Ended March 31, 2026	Estimate of Remaining Capital Expenditures for 2026
(In millions)	Actual	Low	High
Growth and renovation projects	$64	$190	$240
Caesars Digital	17	35	45
Maintenance projects	87	230	270
Total estimated capital expenditures from unrestricted cash	$168	$455	$555
We have agreements with certain sporting event facilities and professional sports teams primarily for tickets, suites, advertising, marketing, promotional and sponsorship opportunities. The agreements include leasing of event suites that are generally considered short-term leases for which we do not record a right-of-use asset or lease liability and recognizes expenses in the period services are received. As of March 31, 2026 and December 31, 2025, obligations related to these agreements were $312 million and $318 million, respectively, with contracts extending through 2040.
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
As of March 31, 2026, we were in compliance with all of the applicable financial covenants described above.

Share Repurchase Programs
On October 2, 2024, we announced that our Board authorized a $500 million common stock repurchase program (the”2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. Under the 2024 Share Repurchase Program, as of March 31, 2026, we have authorization to repurchase up to $221 million more of our outstanding common stock. There were no share repurchases made during the three months ended March 31, 2026 and 2025. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the 2024 Share Repurchase Program.
Contractual Obligations
There have been no other material changes during the three months ended March 31, 2026 to our contractual obligations as disclosed in Part II, Item 7 of the 2025 Annual Report. See Note 5 to our unaudited Financial Statements, which is included elsewhere in this report, for additional information regarding contractual obligations.
Other Liquidity Matters
We are faced with certain contingencies, from time to time, involving litigation, claims, assessments, environmental remediation or compliance. These commitments and contingencies are discussed in greater detail, when applicable, in “Part II, Item 1. Legal Proceedings” and Note 5 to our unaudited Financial Statements, both of which are included elsewhere in this report. See also “Part I, Item 1A. Risk Factors—Risks Related to Our Business” which is included elsewhere in the 2025 Annual Report.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are included in the 2025 Annual Report. There have been no material changes since December 31, 2025. We have not substantively changed the application of our policies, and there have been no material changes in assumptions or estimation techniques used as compared to those described in the 2025 Annual Report.
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
As of March 31, 2026, long-term variable-rate borrowings totaled $6.1 billion under the CEI Term Loans, the CVA Delayed Draw Term Loan and the CEI Revolving Credit Facility, and no amounts were outstanding under the CVA Revolving Credit Facility. As of March 31, 2026, long-term variable-rate borrowings under the CEI Term Loans, the CVA Delayed Draw Term Loan and the CEI Revolving Credit Facility represented approximately 51% of consolidated long-term debt and the weighted average interest rates on our variable and fixed rate debt were 5.88% and 6.18%, respectively.
All of the variable rate debt instruments are subject to Term SOFR interest rates plus a margin.
We evaluate our exposure to market risk by monitoring interest rates in the marketplace and have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes. There have been no other material quantitative changes in our market risk exposure, or how such risks are managed from the information previously reported under Part II, Item 7A of the 2025 Annual Report.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our “Legal Proceedings,” refer to Note 5 to our Consolidated Condensed Financial Statements located elsewhere in this Quarterly Report on Form 10-Q and Note 8 to our Consolidated Financial Statements included in the 2025 Annual Report.
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
•the impact of economic trends, inflation, and public health emergencies on our business and financial condition;
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
•the impact of the Data Incident (as defined in the 2025 Annual Report) and any other future cybersecurity breaches on our business, financial conditions and results of operations;
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
Item 1A. Risk Factors
A description of our risk factors can be found in “Part I, Item 1A. Risk Factors” included in the 2025 Annual Report. There have been no material changes to those risk factors during the three months ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
For the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

CAESARS ENTERTAINMENT, INC.

Date: April 28, 2026	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2026	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)