Form 10-Q
period 2026-06-30
Caesars Entertainment, Inc.
filed 2026-07-28
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of July 23, 2026 was 203,720,372.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$965	$887
Restricted cash	96	85
Accounts receivable, net	485	476
Inventories	49	43
Prepayments and other current assets	382	312
Total current assets	1,977	1,803
Investments in and advances to unconsolidated affiliates	124	133
Property and equipment, net	14,125	14,358
Goodwill	10,441	10,441
Intangible assets other than goodwill	3,959	3,985
Deferred tax asset	68	67
Other long-term assets, net	1,048	852
Total assets	$31,742	$31,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$290	$297
Accrued interest	222	224
Accrued other liabilities	1,696	1,618
Current portion of long-term debt	114	114
Total current liabilities	2,322	2,253
Long-term financing obligations	13,157	13,096
Long-term debt	11,585	11,670
Deferred tax liability	57	58
Other long-term liabilities	1,069	876
Total liabilities	28,190	27,953
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	3,375	3,504
Noncontrolling interests	177	182
Total stockholders’ equity	3,552	3,686
Total liabilities and stockholders’ equity	$31,742	$31,639
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
NET REVENUES:
Casino	$1,759	$1,668	$3,425	$3,262
Food and beverage	426	428	850	863
Hotel	495	509	982	991
Other	313	302	606	585
Net revenues	2,993	2,907	5,863	5,701
OPERATING EXPENSES:
Casino	955	887	1,857	1,748
Food and beverage	281	275	555	550
Hotel	163	155	319	306
Other	95	105	190	200
General and administrative	521	477	1,025	960
Corporate	94	84	182	166
Depreciation and amortization	355	364	702	721
Transaction and other costs, net	16	34	20	36
Total operating expenses	2,480	2,381	4,850	4,687
Operating income	513	526	1,013	1,014
OTHER EXPENSE:
Interest expense, net	(573)	(579)	(1,142)	(1,153)
Other income	7	1	5	—
Total other expense	(566)	(578)	(1,137)	(1,153)
Loss before income taxes	(53)	(52)	(124)	(139)
Benefit (provision) for income taxes	12	(13)	—	(24)
Net loss	(41)	(65)	(124)	(163)
Net income attributable to noncontrolling interests	(21)	(17)	(36)	(34)
Net loss attributable to Caesars	$(62)	$(82)	$(160)	$(197)

Net loss attributable to Caesars per share - basic and diluted:
Basic loss per share	$(0.30)	$(0.39)	$(0.78)	$(0.93)
Diluted loss per share	$(0.30)	$(0.39)	$(0.78)	$(0.93)
Weighted average basic shares outstanding	204	209	204	210
Weighted average diluted shares outstanding	204	209	204	210
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net loss	$(41)	$(65)	$(124)	$(163)
Foreign currency and other	(1)	2	(3)	2
Other comprehensive income (loss), net of tax	(1)	2	(3)	2
Comprehensive loss	(42)	(63)	(127)	(161)
Comprehensive income attributable to noncontrolling interests	(21)	(17)	(36)	(34)
Comprehensive loss attributable to Caesars	$(63)	$(80)	$(163)	$(195)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2025	—	$—	203	$—	$6,709	$(3,303)	$98	$—	$182	$3,686
Stock-based compensation	—	—	1	—	24	—	—	—	—	24
Net income (loss)	—	—	—	—	—	(98)	—	—	15	(83)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2)	—	—	(2)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(12)	—	—	—	—	(12)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(16)	(16)
Balance, March 31, 2026	—	—	204	—	6,721	(3,401)	96	—	181	3,597
Stock-based compensation	—	—	—	—	23	—	—	—	—	23
Net income (loss)	—	—	—	—	—	(62)	—	—	21	(41)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	—	—	(1)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(25)	(25)
Balance, June 30, 2026	—	$—	204	$—	$6,743	$(3,463)	$95	$—	$177	$3,552

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2024	—	$—	211	$—	$6,862	$(2,801)	$96	$—	$219	$4,376
Stock-based compensation	—	—	1	—	26	—	—	—	—	26
Net income (loss)	—	—	—	—	—	(115)	—	—	17	(98)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(15)	—	—	—	—	(15)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(10)	(10)
Balance, March 31, 2025	—	—	212	—	6,873	(2,916)	96	—	226	4,279
Stock-based compensation	—	—	—	—	24	—	—	—	—	24
Net income (loss)	—	—	—	—	—	(82)	—	—	17	(65)
Other comprehensive income, net of tax	—	—	—	—	—	—	2	—	—	2
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Repurchase of common stock	—	—	(4)	—	(100)	—	—	—	—	(100)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(20)	(20)
Balance, June 30, 2025	—	$—	208	$—	$6,796	$(2,998)	$98	$—	$223	$4,119
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(124)	$(163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	702	721
Amortization of deferred financing costs and discounts	88	89
Provision for credit losses	24	23
Non-cash lease amortization	14	12
(Gain) loss on investments	(4)	1
Stock-based compensation expense	47	50
(Gain) loss on sale or disposal of property and equipment	(8)	3
Deferred income taxes	—	24
Other non-cash adjustments to net loss	7	1
Change in operating assets and liabilities:
Accounts receivable	(24)	(37)
Prepaid expenses and other assets	(88)	(47)
Income taxes receivable and payable, net	(11)	(58)
Accounts payable, accrued expenses and other liabilities	52	61
Net cash provided by operating activities	675	680

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(335)	(453)
Cash paid for asset acquisitions	(98)	—
Proceeds from sale of property and equipment	20	3
Proceeds from sale of investments	2	1
Investments in unconsolidated affiliate	(2)	(3)
Distributions from unconsolidated affiliate	—	23
Other	2	(5)
Net cash used in investing activities	(411)	(434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	885	590
Repayments of long-term debt and revolving credit facilities	(983)	(612)
Repurchase of common stock	—	(100)
Financing obligation payments	(19)	(8)
Distributions to noncontrolling interest owners	(41)	(30)
Taxes paid related to net share settlement of equity awards	(13)	(16)
Net cash used in financing activities	(171)	(176)

Increase in cash, cash equivalents and restricted cash	93	70
Cash, cash equivalents and restricted cash, beginning of period	984	1,016
Cash, cash equivalents and restricted cash, end of period	$1,077	$1,086

	Six Months Ended June 30,
(In millions)	2026	2025
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$965	$982
Restricted cash	96	85
Restricted and escrow cash included in other long-term assets, net	16	19
Total cash, cash equivalents and restricted cash	$1,077	$1,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid for debt	$368	$405
Cash interest paid for rent related to GLPI and VICI Leases	686	672
Cash interest paid for other financing obligations	5	—
Income taxes paid, net	11	58
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	103	126
Deferred consideration	10	—
Right-of-use asset obtained in exchange for lease liability	203	—
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
Proposed Merger of Caesars Entertainment, Inc. with Fertitta Entertainment, Inc.
On May 27, 2026, Caesars, Fertitta Gaming Holdco, LLC, a Texas limited liability company (“Fertitta Gaming”), Empire Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Fertitta Gaming (“Merger Sub”), Landry’s Fertitta, LLC, a Texas limited liability company solely for the purposes of Section 9.14 of the Merger Agreement (as defined below), and Hospitality Headquarters, Inc., a Texas corporation, solely for the purposes of Section 9.14(j) therein, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and direct wholly owned subsidiary of Fertitta Gaming (the “Merger”).
The board of directors of the Company (the “Board”) has (a) determined that it is fair to, and in the best interests of, the Company and its stockholders, and declared it advisable to, enter into the Merger Agreement, (b) approved the execution, delivery and performance by the Company of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger (collectively, the “Transaction”) and (c) resolved to recommend the adoption of the Merger Agreement by the stockholders of the Company (“Company Stockholders”) and to submit the Merger Agreement to the Company Stockholders for adoption. Capitalized terms used herein but not otherwise defined have the meaning set forth in the Merger Agreement.
Merger Consideration
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (“Effective Time”), each share of common stock, par value $0.00001 per share (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time, other than any “Excluded Shares”, “Parent Rollover Shares” or “Dissenting Shares”, each, as defined by the Merger Agreement, will be converted automatically into the right to receive an amount in cash equal to the sum of (i) $31.00 and (ii) if the Closing Date has not occurred as of June 26, 2027 (the “Ticking Fee Date”), an amount equal to (A) $0.007150 multiplied by (B) the number of days during the period beginning on (and including) the first calendar day of the month following the Ticking Fee Date and ending on (and including) the day immediately prior to the Closing Date (such sum, the “Merger Consideration”), in each case without interest thereon and subject to any applicable withholding tax in accordance with the Merger Agreement. The Parent Rollover Shares will be automatically converted into shares of common stock of the surviving corporation.
Treatment of Equity Awards
Each restricted stock unit award granted under the Company’s stock plan (subject to specifications in the Merger Agreement), including restricted stock units subject to performance or market-based conditions, whether vested or unvested, that is outstanding immediately prior to the Effective Time, will be fully cancelled and converted into the right to receive an amount in

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
cash, without interest, equal to the product of (a) the aggregate number of shares of Company Common Stock subject to such Company Equity Award, multiplied by (b) the Merger Consideration.
Representations and Warranties; Covenants
The Merger Agreement contains customary representations, warranties and covenants from each of the Company and Fertitta Gaming, including representations and warranties from the Company regarding organization and standing, capitalization, authority, regulatory approvals, financial statements, absence of certain changes, litigation, compliance with laws, material contracts, real property, environmental matters, employee benefit plans and labor matters, taxes, takeover laws, intellectual property, insurance, and internal controls and its present debt financing and covenants obligating the Company to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course of business and to use reasonable best efforts to cooperate in seeking regulatory approvals and to not engage in certain specified activities without Fertitta Gaming’s prior consent.
Non-Solicitation and No-Shop
From and after July 11, 2026 (the “No Shop Period Start Date”) until the earlier of the Effective Time or termination of the Merger Agreement, the Merger Agreement prohibits the Company from soliciting competing acquisition proposals. However, subject to customary exceptions and limitations, prior to receiving stockholder approval, the Company may furnish non-public information to, and engage in discussions or negotiations with, a third party that makes a bona fide, unsolicited written Alternative Proposal if the Board determines in good faith (after consultation with its outside financial advisors and outside legal counsel) that such Alternative Proposal constitutes, or would reasonably be expected to lead to, a Superior Proposal, and that the failure to take such action would be reasonably likely to be inconsistent with the Board’s fiduciary duties under applicable law.
Pursuant to the terms of the Merger Agreement, the Company has agreed to prepare and file a proxy statement with the U.S. Securities and Exchange Commission (the “SEC”) and, subject to certain exceptions, the Board will recommend that the Merger Agreement and the Merger be adopted and approved by the Company’s stockholders at a special meeting of the Company’s stockholders.
Conditions to the Transaction
Each of the Company and Fertitta Gaming’s obligation to consummate the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, approval of the Merger by the holders of at least a majority of all of the outstanding shares of Company Common Stock, the expiration or termination of any applicable waiting period under the HSR Act, and the receipt of certain gaming regulatory approvals.
Termination Fees; End Date
The Merger Agreement contains customary termination rights, including the right of any party to terminate if the Effective Time has not occurred by May 27, 2027 (the “Initial End Date”); provided that the Initial End Date will be automatically extended to August 27, 2027 (the “First Extended End Date”) and the First Extended End Date shall be automatically extended to November 27, 2027 if, as of the Initial End Date and First Extended End Date, as applicable, all conditions precedent, other than the expiration of the waiting period under the HSR Act and/or receipt of certain required gaming approvals, have been satisfied or are capable of being satisfied.
Upon termination of the Merger Agreement under certain circumstances, including if the Merger Agreement is terminated and prior to such termination, an Alternative Proposal has been made to the Company or publicly announced and not publicly withdrawn and, within twelve (12) months after the date of such termination, the Company or any of its subsidiaries (a) consummates a transaction that is an Alternative Proposal, (b) enters into a definitive agreement with a Third Party with respect to a transaction that is an Alternative Proposal, or (c) the board of directors of the Company approves or recommends any Alternative Proposal to Company Stockholders and the transaction contemplated under such definitive agreement with respect to such Alternative Proposal is subsequently consummated (regardless of whether the consummation occurs within such twelve (12) month period), the Company will be required to pay Fertitta Gaming a termination fee of $200 million.
In addition, Fertitta Gaming will be required to pay the Company a reverse termination fee of $450 million under certain circumstances, including if either Fertitta Gaming or the Company terminates the Merger Agreement due to (a) there being any Law relating to Antitrust Law or Gaming Law prohibiting, permanently restraining, permanently enjoining or rendering unlawful the consummation of the Merger or (b) the End Date occurring and at such time all conditions except the regulatory approval conditions having been satisfied (or capable of being satisfied).

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement. A copy of the Merger Agreement is available as exhibit 2.1 to our current report on Form 8-K as filed on May 28, 2026.
Nasdaq Delisting
If the Merger is consummated, the Company intends to delist its Company Common Stock from Nasdaq and deregister the Company Common Stock under the Exchange Act, as promptly as practicable following the Effective Time.
During the three and six months ended June 30, 2026, transaction costs related to the pending Merger were $10 million.
Description of Business
The Company owns, leases, brands or manages an aggregate of 54 properties in 20 jurisdictions in North America with approximately 53,800 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 46,300 hotel rooms as of June 30, 2026. In addition, the Company has other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its gaming operations, which includes its casino properties, retail and online sports betting, and online gaming. Additionally, the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and online sports betting, iGaming, horse racing and online poker are included under the Caesars Digital segment. The Company operates retail and online sports wagering across 34 jurisdictions in North America, 27 of which offer online sports betting, and operates iGaming in five jurisdictions in North America as of June 30, 2026. The Company operates the Caesars Sportsbook app, the Caesars Racebook app, the Caesars Palace Online Casino app and the Horseshoe Online Casino app. The Company also expects to continue to grow its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and iGaming.
Asset Purchases
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
Grand Bazaar
The Company previously held a minority interest of approximately 8% in JGB Vegas Retail, LLC (“Grand Bazaar”) and leased certain land, buildings and improvements to Grand Bazaar which operated an indoor/outdoor shopping and entertainment district on the Las Vegas Strip adjacent to the Company’s operations. On May 1, 2026, the Company acquired the remaining outstanding membership interest of Grand Bazaar for total consideration of approximately $66 million, inclusive of $10 million of deferred consideration. The transaction was accounted for as an asset purchase of intangible assets, property and equipment, and working capital.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The presentation of financial information herein for the periods after the asset purchases previously described is not fully comparable to the periods prior to such asset purchases.
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
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s deferred compensation plans. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1) and represent the amounts the Company would expect to receive if the Company sold these marketable securities. As of June 30, 2026 and December 31, 2025, the Company held $2 million in marketable securities.
Derivative Instruments
The Company may enter into derivative instruments to hedge the risk of fluctuations in interest rates, foreign exchange rates or pricing for other commodities. These agreements are designated as cash flow hedges. As of June 30, 2026 and December 31, 2025, the Company did not hold any cash flow hedges or any derivative financial instruments for trading purposes.

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
Advertising
Advertising costs are expensed in the period the advertising first occurs. Advertising costs were $51 million and $49 million for the three months ended June 30, 2026 and 2025, respectively, and $105 million and $109 million for the six months ended June 30, 2026 and 2025, respectively, and are primarily included within Casino expense where directly attributable to gaming activities or General and administrative expense for other indirect advertising.
Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Interest expense	$577	$587	$1,149	$1,169
Capitalized interest	(1)	(1)	(2)	(3)
Interest income	(3)	(7)	(5)	(13)
Total interest expense, net	$573	$579	$1,142	$1,153
Recently Issued Accounting Pronouncements
Pronouncements to Be Implemented in Future Periods
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software.” Currently, entities are required to capitalize development costs incurred for internal-use software depending on the nature of the costs and project stage. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that guidance is neutral to different software development methods. Amendments in this update are effective for all entities for annual periods beginning after December 15, 2027. An entity may apply the new guidance: i) prospectively, ii) using a modified transition approach based on the status of a project, or iii) retrospectively. We do not expect the amendments in this update to have a material impact on our Financial Statements.
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
Note 3. Property and Equipment, net

(In millions)	June 30, 2026	December 31, 2025
Land	$2,049	$2,057
Buildings, riverboats, and leasehold and land improvements	15,373	15,295
Furniture, fixtures, and equipment	3,417	3,174
Construction in progress	125	153
Total property and equipment	20,964	20,679
Less: accumulated depreciation	(6,839)	(6,321)
Total property and equipment, net	$14,125	$14,358
A portion of our property and equipment is subject to various operating leases for which we are the lessor. Leased property includes our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Depreciation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Depreciation expense	$322	$331	$635	$655
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease.
Note 4. Goodwill and Intangible Assets, net

Changes in Carrying Value of Goodwill and Other Intangible Assets
		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
Balances as of December 31, 2025	$730	$10,441	$3,255
Amortization expense	(67)	—	—
In-place leases	51	—	—
Other	(10)	—	—
Balances as of June 30, 2026	$704	$10,441	$3,255

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	June 30, 2026				December 31, 2025
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	1 - 7 years	$595	$(529)	$66	$595	$(495)	$100
Gaming rights and other	10 - 34 years	248	(60)	188	262	(57)	205
Trademarks	15 years	313	(136)	177	313	(127)	186
Reacquired rights	24 years	250	(54)	196	250	(49)	201
Technology	3 - 6 years	134	(108)	26	134	(96)	38
In-place leases	3 - 15 years	51	—	51	—	—	—
		$1,591	$(887)	704	$1,554	$(824)	730

Non-amortizing intangible assets other than Goodwill
Trademarks				1,749			1,749
Gaming rights				983			983
Caesars Rewards				523			523
				3,255			3,255
Total amortizing and non-amortizing intangible assets other than Goodwill, net				$3,959			$3,985
Amortization expense with respect to intangible assets for both the three months ended June 30, 2026 and 2025 totaled $33 million, and for the six months ended June 30, 2026 and 2025 totaled $67 million and $66 million, respectively, which is included in Depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2026	Years Ended December 31,
(In millions)		2027	2028	2029	2030	2031
Estimated amortization expense	$70	$92	$51	$48	$48	$46

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Contractual Commitments
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain sporting event facilities and professional sports teams primarily for tickets, suites, advertising, marketing, promotional and sponsorship opportunities. The agreements include leasing of event suites that are generally considered short-term leases for which the Company does not record a right-of-use asset or lease liability and recognizes expenses in the period services are received. As of June 30, 2026 and December 31, 2025, obligations related to these agreements were $309 million and $318 million, respectively, with contracts extending through 2040.

Maturities of Sports Sponsorship/Partnership Obligations as of June 30, 2026
(In millions)
Remaining 2026	$22
2027	34
2028	33
2029	30
2030	26
Thereafter	164
Total	$309
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability was $235 million and $212 million as of June 30, 2026 and December 31, 2025, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 6. Long-Term Debt

	June 30, 2026				December 31, 2025
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Revolving Credit Facility	2028	variable	$120	$120	$160
CEI Term Loan A	2028	variable	619	618	636
CVA Revolving Credit Facility	2029	variable	—	—	—
CVA Delayed Draw Term Loan	2029	variable	376	372	381
CEI Term Loan B	2030	variable	2,018	1,993	2,002
CEI Term Loan B-1	2031	variable	2,835	2,808	2,820
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,987	1,986
CEI Senior Secured Notes due 2032	2032	6.50%	1,500	1,487	1,486
Unsecured Debt
CEI Senior Notes due 2029	2029	4.625%	1,200	1,193	1,192
CEI Senior Notes due 2032	2032	6.00%	1,100	1,088	1,087
Special Improvement District Bonds	2037	4.30%	38	38	40
Long-term notes and other payables			1	1	2
Total debt			11,807	11,705	11,792
Current portion of long-term debt			(114)	(114)	(114)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(6)	(8)
Long-term debt			$11,693	$11,585	$11,670

Unamortized discounts and deferred finance charges				$108	$121
Fair value			$11,465

Annual Estimated Debt Service Requirements as of June 30, 2026
	Remaining	Years Ended December 31,
(In millions)	2026	2027	2028	2029	2030	Thereafter	Total
Annual maturities of long-term debt	$55	$114	$767	$1,574	$3,962	$5,335	$11,807
Estimated interest payments	370	750	680	650	420	300	3,170
Total debt service obligation (a)	$425	$864	$1,447	$2,224	$4,382	$5,635	$14,977
____________________
(a)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on forward-looking interest rate curves, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of June 30, 2026 includes the principal payments on the term loans, special improvement district bonds, and other unsecured borrowings that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $7 million for both the three months ended June 30, 2026 and 2025 and $13 million for both the six months ended June 30, 2026 and 2025 and is included in Interest expense, net in the Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of June 30, 2026 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
On February 6, 2024, the Company entered into an Incremental Assumption Agreement No. 3 pursuant to which the Company incurred a new senior secured incremental term loan in an aggregate principal amount of $2.9 billion (the “CEI Term Loan B-1”) under the CEI Credit Agreement. The CEI Term Loan B-1 requires quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount of the CEI Term Loan B-1, with the balance payable at maturity. Borrowings under the CEI Term Loan B-1, as amended, bear interest, paid at least quarterly, at a rate equal to, at the Company’s option, either (a) Term SOFR, subject to a floor of 0.50% or (b) the Base Rate, in each case, plus an applicable margin. Such applicable margin is 2.25% per annum in the case of any Term SOFR loan and 1.25% per annum in the case of any Base Rate loan. The CEI Term Loan B-1 will mature on February 6, 2031.
As of June 30, 2026, the Company had $1.9 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $96 million in outstanding letters of credit, $56 million committed for regulatory purposes, the outstanding amount, and the reserves described above.

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
As of June 30, 2026, the Company was in compliance with all of the applicable financial covenants described above.
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

	Three Months Ended June 30, 2026
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$277	$1,144	$340	$—	$(2)	$1,759
Food and beverage	267	160	—	—	(1)	426
Hotel	315	180	—	—	—	495
Other	158	86	11	57	1	313
Net revenues	$1,017	$1,570	$351	$57	$(2)	$2,993

	Three Months Ended June 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$292	$1,045	$331	$—	$—	$1,668
Food and beverage	278	150	—	—	—	428
Hotel	346	163	—	—	—	509
Other	138	77	12	74	1	302
Net revenues	$1,054	$1,435	$343	$74	$1	$2,907

	Six Months Ended June 30, 2026
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$521	$2,202	$705	$—	$(3)	$3,425
Food and beverage	540	311	—	—	(1)	850
Hotel	661	321	—	—	—	982
Other	298	166	20	123	(1)	606
Net revenues	$2,020	$3,000	$725	$123	$(5)	$5,863

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$535	$2,075	$655	$—	$(3)	$3,262
Food and beverage	564	299	—	—	—	863
Hotel	689	302	—	—	—	991
Other	269	147	23	141	5	585
Net revenues	$2,057	$2,823	$678	$141	$2	$5,701

Accounts Receivable, net
(In millions)	June 30, 2026	December 31, 2025
Casino	$178	$221
Food and beverage and hotel	126	100
Other	181	155
Accounts receivable, net	$485	$476
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
The following table summarizes the activity related to contract and contract related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2026	2025	2026	2025	2026	2025
Balance at January 1	$39	$47	$89	$79	$492	$549
Balance at June 30	41	39	92	86	545	586
Increase / (decrease)	$2	$(8)	$3	$7	$53	$37
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended June 30, 2026 and 2025, we recognized lease revenue of approximately $495 million and $509 million, respectively, and during the six months ended June 30, 2026 and 2025, we recognized approximately $982 million and $991 million, respectively, which is included in Hotel revenues in the Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statements of Operations and during the three months ended June 30, 2026 and 2025, lease revenue related to conventions was approximately $15 million and $14 million, respectively, and approximately $29 million for each of the six months ended June 30, 2026 and 2025.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended June 30, 2026 and 2025, we recognized approximately $37 million and $32 million, respectively, and during the six months ended June 30, 2026 and 2025, we recognized approximately $70 million and $61 million, respectively, of real estate lease revenue.
Real estate lease revenue includes $16 million and $15 million of variable rental income for the three months ended June 30, 2026 and 2025, respectively, and $31 million and $29 million for the six months ended June 30, 2026 and 2025, respectively.
Note 8. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Net loss attributable to Caesars	$(62)	$(82)	$(160)	$(197)
Shares outstanding:
Weighted average shares outstanding – basic	204	209	204	210
Weighted average shares outstanding – diluted	204	209	204	210

Net loss per common share attributable to common stockholders – basic:	$(0.30)	$(0.39)	$(0.78)	$(0.93)
Net loss per common share attributable to common stockholders – diluted:	$(0.30)	$(0.39)	$(0.78)	$(0.93)
For a period in which the Company generated a net loss attributable to Caesars, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Stock-based compensation awards	7	5	6	5
Total anti-dilutive common stock	7	5	6	5
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Stock-based compensation expense in the accompanying Statements of Operations totaled $23 million and $24 million during the three months ended June 30, 2026 and 2025, respectively, and $47 million and $50 million during the six months ended June 30, 2026 and 2025, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (the “2015 Plan”)
During the six months ended June 30, 2026, as part of the annual incentive program, the Company granted 3.1 million RSUs to eligible participants with an aggregate fair value of $72 million, which generally vest ratably on each anniversary over three years from the grant date. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
During the six months ended June 30, 2026, the Company also granted 291 thousand PSUs to eligible participants with an aggregate fair value of $9 million that are primarily scheduled to cliff vest after three years from the grant date. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions and terms of the underlying award granted. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached.
In addition, during the six months ended June 30, 2026, the Company granted 436 thousand MSUs to eligible participants with an aggregate fair value of $14 million that are primarily scheduled to cliff vest after three years from the grant date. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions and terms of the underlying award granted. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.
During the six months ended June 30, 2026, 1.6 million, 118 thousand and 5 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 Plan.
Outstanding at End of Period

	June 30, 2026		December 31, 2025
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Restricted stock units	4,776,747	$28.77	3,568,478	$38.58
Performance stock units	635,218	30.18	518,034	23.39
Market-based stock units	1,162,392	44.98	1,049,454	61.04
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component, net of tax, for the periods through June 30, 2026 and 2025 are shown below.

(In millions)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$96
Foreign currency and other	—
Balance as of March 31, 2025	96
Foreign currency and other	2
Balance as of June 30, 2025	$98

Balance as of December 31, 2025	$98
Foreign currency and other	(2)
Balance as of March 31, 2026	96
Foreign currency and other	(1)
Balance as of June 30, 2026	$95
Share Repurchase Program
On October 2, 2024, the Company announced that its Board authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, the Company may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that the Company is required to repurchase under the 2024 Share Repurchase Program. There were no share repurchases made during the three and six months ended June 30, 2026. During the second quarter of 2025, the Company repurchased 4,188,466 shares of common stock at an aggregate value of $100 million, at an average of $23.84 per share, excluding commissions or applicable excise tax. Under the 2024 Share Repurchase Program, as of June 30, 2026, the Company has authorization to repurchase up to $221 million more of our outstanding common stock. All share repurchases under the 2024 Share Repurchase Program are retired upon repurchase.
As a result of the proposed Merger, described above, no share repurchases are expected at this time.
Note 10. Income Taxes
The Company utilized a discrete effective tax rate method, as allowed by ASC 740-270 “Income Taxes, Interim Reporting,” to calculate taxes for the three and six months ended June 30, 2026 and 2025. The Company determined that small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate (“AETR”), and therefore, the AETR method would not provide a reliable estimate.

Income Tax Allocation
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Loss before income taxes	$(53)	$(52)	$(124)	$(139)
Benefit (provision) for income taxes	12	(13)	—	(24)
Effective tax rate	22.6%	(25.0)%	—%	(17.3)%
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The income tax provision for the three months ended June 30, 2026 is not significantly different from the expected income tax provision based on the federal tax rate of 21%. The income tax provision for the six months ended June 30, 2026 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
The income tax provision for the three and six months ended June 30, 2025 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
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
Note 11. Related Party and Affiliate Transactions
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Resort Casino Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) (the “CSY Lease”). CSY is a general partnership in which a trust has an approximate 27% interest. The Company’s Executive Chairman of the Board, Gary L. Carano, and his siblings are direct or indirect beneficiaries of the trust. The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations of 1 to 2 percent through the term of the lease. Commensurate with its interest, the trust receives directly from the Company approximately 27% of the rent paid by the Company. As of June 30, 2026 and December 31, 2025, there were no amounts due to or from CSY.
CVA Holdco, LLC
In May 2023, the Company entered into a joint venture, CVA Holdco, LLC, with the Eastern Band of Cherokee Indians to construct, own and operate a gaming facility in Danville, Virginia (“Caesars Virginia”). As the managing member, the Company operates the business and managed the development, construction, and financing of the property. The Company holds a 50.0% variable interest in the joint venture and is the primary beneficiary; as such, the joint venture’s operations are included in the Financial Statements, with a minority interest recorded reflecting the operations attributed to the other partner. The Company participates ratably, based on ownership percentage, in the profits and losses of the joint venture. During the six months ended June 30, 2026 and 2025, the Company made distributions totaling $40 million and $30 million, respectively, to the partner.
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

Investment in Pompano Joint Venture
(In millions)
Balance as of December 31, 2025	$115
Equity in earnings	(7)
Balance as of June 30, 2026	$108

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
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of June 30, 2026:

Las Vegas	Regional		Managed and Branded
Caesars Palace Las Vegas	Caesars Atlantic City	Harrah’s Pompano Beach	Managed
Flamingo Las Vegas	Caesars New Orleans	Horseshoe Baltimore	Harrah’s Ak-Chin
Harrah’s Las Vegas	Caesars Republic Lake Tahoe	Horseshoe Black Hawk	Harrah’s Cherokee
Horseshoe Las Vegas	Caesars Virginia	Horseshoe Bossier City	Harrah’s Cherokee Valley River
The LINQ Hotel & Casino	Caesars Windsor	Horseshoe Council Bluffs	Harrah’s Oklahoma
Paris Las Vegas	Circus Circus Reno	Horseshoe Hammond	Harrah’s Resort Southern California
Planet Hollywood Resort & Casino	Eldorado Gaming Scioto Downs	Horseshoe Indianapolis	Branded
The Vanderpump Hotel	Eldorado Resort Casino Reno	Horseshoe Lake Charles	Caesars Southern Indiana
	Grand Victoria Casino	Horseshoe St. Louis	Harrah’s Northern California
Caesars Digital	Harrah’s Atlantic City	Horseshoe Tunica
Caesars Digital	Harrah’s Columbus Nebraska	Isle Casino Bettendorf
	Harrah’s Council Bluffs	Isle of Capri Casino Boonville
	Harrah’s Gulf Coast	Isle of Capri Casino Lula
	Harrah’s Hoosier Park Racing & Casino	Isle Casino Waterloo
	Harrah’s Joliet	Lady Luck Casino - Black Hawk
	Harrah’s Lake Tahoe	Silver Legacy Resort Casino
	Harrah’s Laughlin	Trop Casino Greenville
	Harrah’s Metropolis	Tropicana Atlantic City
	Harrah’s North Kansas City	Tropicana Laughlin Hotel & Casino
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Las Vegas:
Net revenues	$1,017	$1,054	$2,020	$2,057
Adjusted EBITDA	410	469	836	902
Regional:
Net revenues	1,570	1,435	3,000	2,823
Adjusted EBITDA	488	439	923	879
Caesars Digital:
Net revenues	351	343	725	678
Adjusted EBITDA	68	80	137	123
Managed and Branded:
Net revenues	57	74	123	141
Adjusted EBITDA	16	17	29	33
Corporate and Other:
Net revenues	(2)	1	(5)	2
Adjusted EBITDA	(62)	(50)	(118)	(98)
Disaggregation of Certain Significant Expenses by Segment

	Three Months Ended June 30, 2026
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$1,017	$1,570	$351	$57	$(2)	$2,993

Gaming taxes	(30)	(338)	(99)	—	—
Labor expense	(318)	(341)	—	—	—

Other segment expenses (a)	(259)	(403)	(184)	(41)	(60)

Adjusted EBITDA	$410	$488	$68	$16	$(62)	$920

	Three Months Ended June 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$1,054	$1,435	$343	$74	$1	$2,907

Gaming taxes	(32)	(320)	(80)	—	—
Labor expense	(313)	(309)	—	—	—

Other segment expenses (a)	(240)	(367)	(183)	(57)	(51)

Adjusted EBITDA	$469	$439	$80	$17	$(50)	$955

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Six Months Ended June 30, 2026
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$2,020	$3,000	$725	$123	$(5)	$5,863

Gaming taxes	(59)	(658)	(204)	—	—
Labor expense	(617)	(659)	—	—	—

Other segment expenses (a)	(508)	(760)	(384)	(94)	(113)

Adjusted EBITDA	$836	$923	$137	$29	$(118)	$1,807

	Six Months Ended June 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$2,057	$2,823	$678	$141	$2	$5,701

Gaming taxes	(62)	(621)	(166)	—	—
Labor expense	(614)	(609)	—	—	—

Other segment expenses (a)	(479)	(714)	(389)	(108)	(100)

Adjusted EBITDA	$902	$879	$123	$33	$(98)	$1,839
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net loss attributable to Caesars	$(62)	$(82)	$(160)	$(197)
Net income attributable to noncontrolling interests	21	17	36	34
(Benefit) provision for income taxes	(12)	13	—	24
Other income	(7)	(1)	(5)	—
Interest expense, net	573	579	1,142	1,153
Depreciation and amortization	355	364	702	721
Transaction costs and other, net (a)	29	41	45	54
Stock-based compensation expense	23	24	47	50
Adjusted EBITDA	$920	$955	$1,807	$1,839

Adjusted EBITDA by Segment:
Las Vegas	$410	$469	$836	$902
Regional	488	439	923	879
Caesars Digital	68	80	137	123
Managed and Branded	16	17	29	33
Corporate and Other	(62)	(50)	(118)	(98)
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

Capital Expenditures, Net - By Segment
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Las Vegas	$37	$56	$93	$93
Regional	102	140	196	299
Caesars Digital	20	21	37	43
Corporate and Other	8	13	9	18
Total	$167	$230	$335	$453

Total Assets - By Segment
(In millions)	June 30, 2026	December 31, 2025
Las Vegas	$26,319	$25,808
Regional	15,800	14,435
Caesars Digital	1,241	1,254
Managed and Branded	377	343
Corporate and Other (a)	(11,995)	(10,201)
Total	$31,742	$31,639
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2025 Annual Report.
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
We own, lease or manage an aggregate of 54 properties in 20 jurisdictions in North America with approximately 53,800 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 46,300 hotel rooms as of June 30, 2026. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc. Our primary source of revenue is generated by our gaming operations, which includes our casino properties, retail and online sports betting, and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of June 30, 2026, we owned 22 of our casinos and leased 25 casinos in North America. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to a regional lease, a Las Vegas lease and a Joliet lease (the “VICI Leases”). We also lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease (together with the GLPI Master Lease, the “GLPI Leases”). In addition, we lease Caesars Windsor from the Ontario Lottery and Gaming Corporation (“OLG”).

We operate and conduct retail and online sports wagering across 34 jurisdictions in North America, 27 of which offer online sports betting. Additionally, we operate iGaming in five jurisdictions in North America. The map below illustrates Caesars Digital’s presence as of June 30, 2026:
We have a partnership with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and operate the Caesars Racebook app in 23 states as of June 30, 2026. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
We are also in the process of continuing the expansion of our Caesars Digital footprint into other jurisdictions in the near term with our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps as jurisdictions legalize or provide necessary approvals. No customers under 21 years old are allowed to wager on any of our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.
Subsequent to June 30, 2026, we launched mobile sports betting and iGaming in Alberta, Canada on July 13, 2026.
We periodically divest assets to raise capital or, in previous cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities.

Proposed Merger of Caesars Entertainment, Inc. with Fertitta Entertainment, Inc.
On May 27, 2026, Caesars, Fertitta Gaming Holdco, LLC, a Texas limited liability company (“Fertitta Gaming”), Empire Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Fertitta Gaming (“Merger Sub”), Landry’s Fertitta, LLC, a Texas limited liability company solely for the purposes of Section 9.14 of the Merger Agreement (as defined below), and Hospitality Headquarters, Inc., a Texas corporation, solely for the purposes of Section 9.14(j) therein, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and direct wholly owned subsidiary of Fertitta Gaming (the “Merger”). During the three and six months ended June 30, 2026, transaction costs related to the pending Merger were $10 million. See Note 1.
The pending Merger may have significant effects on us, including, among others, the significant diversion of management and employee attention from ordinary course matters. For a more extensive discussion of those and other possible effects, please refer to “Risk Factors” in Part II, Item 1A of this report.
Asset Purchases
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
Grand Bazaar
The Company previously held a minority interest of approximately 8% in JGB Vegas Retail, LLC (“Grand Bazaar”) and leased certain land, buildings and improvements to Grand Bazaar which operated an indoor/outdoor shopping and entertainment district on the Las Vegas Strip adjacent to the Company’s operations. On May 1, 2026, the Company acquired the remaining outstanding membership interest of Grand Bazaar for total consideration of approximately $66 million, inclusive of $10 million of deferred consideration. The transaction was accounted for as an asset purchase of intangible assets, property and equipment, and working capital.
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
During the six months ended June 30, 2026, we recorded a loss of $7 million related to our investment. As of June 30, 2026 and December 31, 2025, our investment in the joint venture totaled $108 million and $115 million, respectively.

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
Presentation of Financial Information
The presentation of financial information herein for the periods after the asset purchases previously described is not fully comparable to the periods prior to such asset purchases.
This MD&A is intended to provide information to assist in better understanding and evaluating our financial condition and results of operations. Our historical operating results may not be indicative of our future results of operations because of the factors described in the preceding paragraph and the changing competitive landscape in our markets, including changes in market and societal trends, increased competition, as well as by factors or trends discussed elsewhere herein. We recommend that you read this MD&A together with our unaudited Financial Statements and the notes to those statements included in this Quarterly Report on Form 10-Q.
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

Results of Operations
The following table highlights the results of our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Net revenues:
Las Vegas	$1,017	$1,054	$2,020	$2,057
Regional	1,570	1,435	3,000	2,823
Caesars Digital	351	343	725	678
Managed and Branded	57	74	123	141
Corporate and Other (a)	(2)	1	(5)	2
Total	$2,993	$2,907	$5,863	$5,701

Net loss	$(41)	$(65)	$(124)	$(163)

Adjusted EBITDA (b):
Las Vegas	$410	$469	$836	$902
Regional	488	439	923	879
Caesars Digital	68	80	137	123
Managed and Branded	16	17	29	33
Corporate and Other (a)	(62)	(50)	(118)	(98)
Total	$920	$955	$1,807	$1,839

Net loss margin	(1.4)%	(2.2)%	(2.1)%	(2.9)%
Adjusted EBITDA margin	30.7%	32.9%	30.8%	32.3%
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
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Six Months Ended June 30, 2026 and 2025” discussion later in this MD&A for a description of Adjusted EBITDA and a reconciliation of net income (loss) attributable to Caesars to Adjusted EBITDA.
Consolidated comparison of the three and six months ended June 30, 2026 and 2025
Net Revenues
Net revenues were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Casino	$1,759	$1,668	$91	5.5%	$3,425	$3,262	$163	5.0%
Food and beverage	426	428	(2)	(0.5)%	850	863	(13)	(1.5)%
Hotel	495	509	(14)	(2.8)%	982	991	(9)	(0.9)%
Other	313	302	11	3.6%	606	585	21	3.6%
Net revenues	$2,993	$2,907	$86	3.0%	$5,863	$5,701	$162	2.8%
Consolidated net revenues increased for the three and six months ended June 30, 2026, as compared to the same prior year periods, mainly due to higher casino revenues. This increase in casino revenues was primarily driven by significant growth in iGaming handle coupled with improved sports betting hold in our Caesars Digital segment. In addition, incremental revenues attributable to the consolidation of Caesars Windsor beginning March 3, 2026, increased visitation in northern Nevada due to a national tournament throughout the second quarter of 2026, and positive results from our capital investments in Lake Tahoe and New Orleans contributed to the increase. These increases were partially offset by declines in net revenues in our Las Vegas segment, attributable to lower table games volume and hold as well as lower city-wide leisure customer visitation.

Operating Expenses
Operating expenses were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Casino	$955	$887	$68	7.7%	$1,857	$1,748	$109	6.2%
Food and beverage	281	275	6	2.2%	555	550	5	0.9%
Hotel	163	155	8	5.2%	319	306	13	4.2%
Other	95	105	(10)	(9.5)%	190	200	(10)	(5.0)%
General and administrative	521	477	44	9.2%	1,025	960	65	6.8%
Corporate	94	84	10	11.9%	182	166	16	9.6%
Depreciation and amortization	355	364	(9)	(2.5)%	702	721	(19)	(2.6)%
Transaction and other costs, net	16	34	(18)	(52.9)%	20	36	(16)	(44.4)%
Total operating expenses	$2,480	$2,381	$99	4.2%	$4,850	$4,687	$163	3.5%
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
Casino expenses increased for the three and six months ended June 30, 2026, as compared to the same prior year periods, in connection with increased revenues in our Caesars Digital and Regional segments. Gaming taxes increased due to higher casino revenues, as well as the impact of increased gaming tax rates on sports betting wagers and iGaming in certain states. We continue to focus on efficiencies across the enterprise to manage increased labor and other costs.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, property taxes, marketing expenses indirectly related to our gaming and non-gaming operations, and expenses of administrative departments such as accounting, compliance, purchasing, human resources, legal and internal audit. General and administrative expenses increased for the three and six months ended June 30, 2026, as compared to the same prior year periods, primarily due to the consolidation of Caesars Windsor as well as higher property taxes resulting from the expiration of certain property tax credits.
Corporate expenses include unallocated expenses such as payroll, inclusive of the annual bonus, stock-based compensation, professional fees, cybersecurity and other various expenses not directly related to the Company’s operations.
Depreciation and amortization expenses decreased for the three and six months ended June 30, 2026, as compared to the same prior year periods, primarily due to a reduction in capital expenditures over time.
Transaction and other costs, net primarily includes non-cash losses on the write down and disposal of assets, certain non-recurring litigation reserves, non-recurring asset recoveries, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with our new property openings and non-cash changes in equity method investments. Transaction and other costs, net decreased for the three and six months ended June 30, 2026, as compared to the same prior year periods, primarily due to non-recurring litigation reserves in the prior year offset by increased transaction costs related to the proposed Merger in the current year.

Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Interest expense, net	$(573)	$(579)	$6	1.0%	$(1,142)	$(1,153)	$11	1.0%
Other income	7	1	6	*	5	—	5	*
Benefit (provision) for income taxes	12	(13)	25	*	—	(24)	24	100.0%
____________________
*    Not meaningful.
Interest expense, net decreased for the three and six months ended June 30, 2026, as compared to the same prior year periods, primarily due to a reduction in outstanding debt and lower variable rate interest expense. The decrease was slightly offset by an increase in interest expense related to our leases.
The income tax provision for the three months ended June 30, 2026 is not significantly different from the expected income tax provision based on the federal tax rate of 21%. The income tax provision for the six months ended June 30, 2026 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
The income tax provision for the three and six months ended June 30, 2025 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
Segment comparison of the three and six months ended June 30, 2026 and 2025
Las Vegas Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Net revenues:
Casino	$277	$292	$(15)	(5.1)%	$521	$535	$(14)	(2.6)%
Food and beverage	267	278	(11)	(4.0)%	540	564	(24)	(4.3)%
Hotel	315	346	(31)	(9.0)%	661	689	(28)	(4.1)%
Other	158	138	20	14.5%	298	269	29	10.8%
Net revenues	$1,017	$1,054	$(37)	(3.5)%	$2,020	$2,057	$(37)	(1.8)%

Table games drop	$706	$740	$(34)	(4.6)%	$1,425	$1,484	$(59)	(4.0)%
Table games hold %	16.6%	21.1%		(4.5) pts	17.5%	20.1%		(2.6) pts
Slot handle	$2,674	$2,538	$136	5.4%	$5,275	$5,110	$165	3.2%

Hotel occupancy	95.5%	96.8%		(1.3) pts	95.4%	96.5%		(1.1) pts

Adjusted EBITDA	$410	$469	$(59)	(12.6)%	$836	$902	$(66)	(7.3)%
Adjusted EBITDA margin	40.3%	44.5%		(4.2) pts	41.4%	43.9%		(2.5) pts

Net income attributable to Caesars	$156	$212	$(56)	(26.4)%	$332	$389	$(57)	(14.7)%
Our Las Vegas segment’s net revenues, net income, Adjusted EBITDA and Adjusted EBITDA margin declined for the three and six months ended June 30, 2026, as compared to the same prior year periods, primarily due to lower city-wide leisure customer visitation resulting in decreased non-gaming revenues, lower hotel occupancy and compressed hotel rates. Declines in table games drop and table games hold also contributed to the decreases in net revenues. These decreases were partially offset by increases in slot handle.
Slot win percentage in the Las Vegas segment for the three and six months ended June 30, 2026 was within our typical range.

Regional Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Net revenues:
Casino	$1,144	$1,045	$99	9.5%	$2,202	$2,075	$127	6.1%
Food and beverage	160	150	10	6.7%	311	299	12	4.0%
Hotel	180	163	17	10.4%	321	302	19	6.3%
Other	86	77	9	11.7%	166	147	19	12.9%
Net revenues	$1,570	$1,435	$135	9.4%	$3,000	$2,823	$177	6.3%

Table games drop	$1,100	$1,063	$37	3.5%	$2,153	$2,156	$(3)	(0.1)%
Table games hold %	22.3%	20.8%		1.5 pts	21.7%	20.8%		0.9 pts
Slot handle	$11,644	$10,917	$727	6.7%	$22,418	$21,361	$1,057	4.9%

Adjusted EBITDA	$488	$439	$49	11.2%	$923	$879	$44	5.0%
Adjusted EBITDA margin	31.1%	30.6%		0.5 pts	30.8%	31.1%		(0.3) pts

Net income (loss) attributable to Caesars	$23	$(11)	$34	*	$3	$9	$(6)	(66.7)%
____________________
*    Not meaningful.
Our Regional segment’s net revenues, net income (loss), and Adjusted EBITDA increased for the three months ended June 30, 2026, as compared to the same prior year period, primarily due to the consolidation of Caesars Windsor beginning March 3, 2026, increased visitation in northern Nevada due to a national tournament throughout the second quarter of 2026 and positive results driven by our recent capital investments in Lake Tahoe and New Orleans. Similarly, for the six months ended June 30, 2026, as compared to the same prior year period, net revenues and Adjusted EBITDA increased while net income decreased slightly. Adjusted EBITDA margin remained relatively flat for the three and six months ended June 30, 2026, despite the increased net revenues primarily due to increased labor costs and gaming taxes.
Slot win percentage in the Regional segment for the three and six months ended June 30, 2026 was within our typical range.

Caesars Digital Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Net revenues:
Casino (a)	$340	$331	$9	2.7%	$705	$655	$50	7.6%
Other	11	12	(1)	(8.3)%	20	23	(3)	(13.0)%
Net revenues	$351	$343	$8	2.3%	$725	$678	$47	6.9%

Sports betting handle (b)	$2,565	$2,493	$72	2.9%	$5,598	$5,621	$(23)	(0.4)%
Sports betting hold %	8.4%	8.9%		(0.5) pts	8.4%	8.0%		0.4 pts

iGaming handle	$4,831	$4,705	$126	2.7%	$10,205	$9,193	$1,012	11.0%
iGaming hold %	3.9%	3.6%		0.3 pts	3.7%	3.6%		0.1 pts

Adjusted EBITDA	$68	$80	$(12)	(15.0)%	$137	$123	$14	11.4%
Adjusted EBITDA margin	19.4%	23.3%		(3.9) pts	18.9%	18.1%		0.8 pts

Net income attributable to Caesars	$27	$39	$(12)	(30.8)%	$49	$39	$10	25.6%
____________________
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and online poker of $78 million and $72 million for the three months ended June 30, 2026 and 2025, respectively, and $164 million and $145 million for the six months ended June 30, 2026 and 2025, respectively. Promotional and complimentary incentives for online poker were $4 million and $5 million for the three months ended June 30, 2026 and 2025, respectively, and $7 million and $8 million for the six months ended June 30, 2026 and 2025, respectively.
(b)Caesars Digital generated an additional $187 million and $199 million of sports betting handle for the three months ended June 30, 2026 and 2025, respectively, and $419 million and $468 million for the six months ended June 30, 2026 and 2025, respectively, which is not included in this table, for select wholly-owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 10.9% and 11.2%, for the three months ended June 30, 2026 and 2025, respectively, and 10.0% and 11.1% for the six months ended June 30, 2026 and 2025, respectively. Sports betting handle includes $12 million for both the three months ended June 30, 2026 and 2025, and $22 million for both the six months ended June 30, 2026 and 2025, related to horse racing and pari-mutuel wagers.
Caesars Digital’s net revenues increased for the three months ended June 30, 2026, as compared to the same prior year period, primarily due to increased sports betting and iGaming handle, coupled with an increase in iGaming hold. Net income, Adjusted EBITDA, and Adjusted EBITDA margin declined for the three months ended June 30, 2026, as compared to the same prior year period, primarily due to increased gaming tax rates on sports betting wagers and iGaming in certain states, combined with lower sports betting hold.
Caesars Digital’s net revenues, net income, Adjusted EBITDA, and Adjusted EBITDA margin increased for the six months ended June 30, 2026, as compared to the same prior year period, primarily due to increased iGaming handle coupled with an increase in sports betting and iGaming hold.
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

Managed and Branded Segment

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Net revenues:
Other	$57	$74	$(17)	(23.0)%	$123	$141	$(18)	(12.8)%
Net revenues	$57	$74	$(17)	(23.0)%	$123	$141	$(18)	(12.8)%

Adjusted EBITDA	$16	$17	$(1)	(5.9)%	$29	$33	$(4)	(12.1)%
Adjusted EBITDA margin	28.1%	23.0%		5.1 pts	23.6%	23.4%		0.2 pts

Net income attributable to Caesars	$17	$18	$(1)	(5.6)%	$41	$34	$7	20.6%
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

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Reimbursable management revenue	$37	$55	$(18)	(32.7)%	$85	$106	$(21)	(19.8)%
Reimbursable management costs	37	55	(18)	(32.7)%	85	106	(21)	(19.8)%
Corporate & Other

	Three Months Ended June 30,			Percent Change	Six Months Ended June 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Net revenues:
Casino	$(2)	$—	$(2)	*	$(3)	$(3)	$—	—%
Food and beverage	(1)	—	(1)	*	(1)	—	(1)	*
Other	1	1	—	—%	(1)	5	(6)	*
Net revenues	$(2)	$1	$(3)	*	$(5)	$2	$(7)	*

Adjusted EBITDA	$(62)	$(50)	$(12)	(24.0)%	$(118)	$(98)	$(20)	(20.4)%
____________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Six Months Ended June 30, 2026 and 2025
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents, as applicable, net income (loss) before interest income and interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation expense, (gain) loss on extinguishment of debt, impairment charges, other (income) loss, net income (loss) attributable to noncontrolling interests, transaction costs associated with our acquisitions, developments, and divestitures, and non-cash changes in equity method investments. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, distributions to our noncontrolling interest owners and payments under our leases with affiliates of VICI and GLPI, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide Adjusted EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt or lease agreements.
The following table summarizes our Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025, respectively, in addition to reconciling net income (loss) attributable to Caesars to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net loss attributable to Caesars	$(62)	$(82)	$(160)	$(197)
Net income attributable to noncontrolling interests	21	17	36	34
(Benefit) provision for income taxes	(12)	13	—	24
Other income	(7)	(1)	(5)	—
Interest expense, net	573	579	1,142	1,153
Depreciation and amortization	355	364	702	721
Transaction costs and other, net (a)	29	41	45	54
Stock-based compensation expense	23	24	47	50
Total Adjusted EBITDA	$920	$955	$1,807	$1,839
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
As of June 30, 2026, our cash on hand and borrowing capacity was as follows:

(In millions)	June 30, 2026
Cash and cash equivalents	$965
CEI Revolving Credit Facility capacity, net of outstanding balance	2,130
CVA Revolving Credit Facility capacity	25
Revolver capacity committed to letters of credit	(96)
Revolver capacity committed to specific reserves	(40)
Revolver capacity committed as regulatory requirement	(56)
Total	$2,928
During the six months ended June 30, 2026, our operating activities generated operating cash inflows of $675 million, as compared to operating cash inflows of $680 million during the six months ended June 30, 2025, primarily due to changes in working capital, coupled with the results of operations described above.
We expect that our primary capital requirements going forward will relate to servicing our outstanding indebtedness, rent payments under our GLPI Leases and VICI Leases, and the renovation and maintenance of our properties. We expect to continue having additional cash uses for federal and certain state income taxes in operating activities.

A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $425 million for the remainder of 2026. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations, that take effect in November of each year, based on the Consumer Price Index (“CPI”). In addition to the CPI escalator, our VICI Leases are also subject to a variable rent adjustment based on certain historical net revenues of our leased properties, in which, the next such lease year with a variable rent adjustment begins November 2027. We estimate our lease payments to VICI and GLPI to be approximately $687 million for the remainder of 2026.
We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the remainder of 2026 include various growth and renovation projects. In addition, we anticipate continued investment in our Caesars Sportsbook and iGaming applications.
Cash used for capital expenditures totaled $335 million and $453 million for the six months ended June 30, 2026 and 2025, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our capital expenditures for the six months ended June 30, 2026, and an estimated range of capital expenditures for the remainder of 2026.

	Six Months Ended June 30, 2026	Estimate of Remaining Capital Expenditures for 2026
(In millions)	Actual	Low	High
Growth and renovation projects	$117	$130	$170
Caesars Digital	37	25	35
Maintenance projects	181	155	185
Total estimated capital expenditures from unrestricted cash	$335	$310	$390
We have agreements with certain sporting event facilities and professional sports teams primarily for tickets, suites, advertising, marketing, promotional and sponsorship opportunities. The agreements include leasing of event suites that are generally considered short-term leases for which we do not record a right-of-use asset or lease liability and recognizes expenses in the period services are received. As of June 30, 2026 and December 31, 2025, obligations related to these agreements were $309 million and $318 million, respectively, with contracts extending through 2040.
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
As of June 30, 2026, we were in compliance with all of the applicable financial covenants described above.
Share Repurchase Programs
On October 2, 2024, we announced that our Board authorized a $500 million common stock repurchase program (the”2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. Under the 2024 Share Repurchase Program, as of June 30, 2026, we have authorization to repurchase up to $221 million more of our outstanding common stock. There were no share repurchases made during the three and six months ended June 30, 2026. The Company repurchased 4,188,466 shares of common stock at an aggregate value of $100 million, excluding commissions or applicable excise tax, during the second quarter of 2025. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the 2024 Share Repurchase Program.
As a result of the proposed Merger, described above, no share repurchases are expected at this time.
Contractual Obligations
There have been no other material changes during the six months ended June 30, 2026 to our contractual obligations as disclosed in Part II, Item 7 of the 2025 Annual Report. See Note 5 to our unaudited Financial Statements, which is included elsewhere in this report, for additional information regarding contractual obligations.
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
As of June 30, 2026, long-term variable-rate borrowings totaled $6.0 billion under the CEI Term Loans, the CVA Delayed Draw Term Loan and the CEI Revolving Credit Facility, and no amounts were outstanding under the CVA Revolving Credit Facility. As of June 30, 2026, long-term variable-rate borrowings under the CEI Term Loans, the CVA Delayed Draw Term Loan and the CEI Revolving Credit Facility represented approximately 51% of consolidated long-term debt and the weighted average interest rates on our variable and fixed rate debt were 5.87% and 6.18%, respectively.
All of the variable rate debt instruments are subject to Term SOFR interest rates or a base rate plus a margin.
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
Forward-looking statements are based upon certain underlying assumptions, including any assumptions mentioned with the specific statements, as of the date such statements were made. Such assumptions are in turn based upon internal estimates and analyses of market conditions and trends, management plans and strategies, economic conditions and other factors. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, and are subject to change. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend upon future circumstances that may not occur. Actual results and trends may differ materially from any future results, trends, performance or achievements expressed or implied by such statements. Forward-looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject include, but are not limited to, the following:
•risks related to the Merger, including, but not limited to: (a) risks related to the combination of the Company and Fertitta Gaming and the integration of their respective businesses and assets; (b) the inability to consummate the proposed transaction within the anticipated time period, or at all, due to any reason, including the failure to obtain stockholder approval to adopt the Merger Agreement, the failure to obtain required regulatory approvals for the proposed transaction or the failure to satisfy the other conditions to the consummation of the proposed transaction; (c) the risk that the financing required to fund the proposed transaction is not obtained on the terms anticipated or at all; (d) potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction, such as the ability of the Company to maintain relationships with its customers, suppliers and others with whom it does business; (e) the nature, cost and outcome of any litigation and other legal proceedings, including any such proceedings related to the proposed transaction and instituted against the Company and/or its directors, executive officers or other related persons; (f) the possibility that the anticipated benefits of the proposed transaction, including cost savings and expected synergies, are not realized when expected or at all, including as a result of the impact of, or issues arising from, the integration of the two companies; (g) conditions imposed on the companies in order to obtain required regulatory approvals; (h) uncertainties in the global economy and credit markets and its potential impact on Fertitta Gaming’s ability to finance the proposed transaction; (i) the possibility that the proposed transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (j) disruption of the Company’s current plans and operations or diversion of management’s attention from ongoing business operations and opportunities; (k) the ability to retain and hire certain key employees of the Company; (l) risks associated with increased leverage from the proposed transaction; (m) changes in the value of the Company’s common stock between the date of the Merger Agreement and the closing of the proposed transaction or that the Company’s stock price may decline significantly if the proposed transaction is not consummated; (n) competitive responses to the proposed transaction; (o) legislative, regulatory and economic developments; (p) uncertainties as to the timing of the consummation of the proposed transaction and the ability of each party to consummate the proposed transaction; (q) the risk that the Merger Agreement may be terminated in circumstances requiring the Company to pay a termination fee; (r) the effect of the announcement of the proposed transaction on the Company’s operating results and business generally; (s) other factors that could affect the Company’s business such as, without limitation, changes in national, regional and local economic and market conditions, legislative and regulatory matters, increases in gaming taxes and fees in the jurisdictions in which we operate, litigation, increased competition, reliance on key personnel, our ability to comply with covenants in our debt instruments, terrorist incidents, natural disasters, severe weather conditions (including weather or road conditions that limit access to our properties), the effects of environmental and structural building conditions, the effects of disruptions to our information technology and other systems and infrastructure and factors affecting the gaming, entertainment and hospitality industries generally; (t) other risks to consummation of the proposed transaction, including the risk that the proposed transaction will not be consummated within the expected time or at all;
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
Item 1A. Risk Factors
The following risk factors update and supplement the risk factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. We may disclose changes to such factors or disclose additional factors from time to time in our filings with the SEC.
The announcement and pendency of our agreement to be acquired by Merger Sub may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers, and other business partners.
We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:
•market reaction to the announcement of the Merger;
•changes in our business, operations, financial position, and prospects;
•market assessments of the likelihood that the Merger will be consummated;
•the merger consideration offered per share will not be increased to account for any positive changes in our business, assets, liabilities, prospects, outlook, financial condition, or results of operations during the pendency of the Merger, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•potential adverse effects on our relationships with our current customers, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;
•the pendency and outcome of the legal proceedings that have been or may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement; and
•the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

The Merger is subject to certain conditions, some or all of which may not be satisfied, and the Merger may not be completed on a timely basis, if at all.
The obligations of Fertitta Gaming and the Company to complete the Merger are subject to the satisfaction or waiver of a number of conditions, including, among others, (i) the approval of the Merger by the holders of at least a majority of all of the outstanding shares of Company Common Stock, (ii) the expiration or termination of the applicable waiting period under the HSR Act and (iii) the receipt of certain gaming regulatory approvals.
Although Fertitta Gaming and the Company have agreed in the Merger Agreement to use their reasonable best efforts to complete the Transaction as promptly as practicable, many of the closing conditions are not within Fertitta Gaming’s or the Company’s control, and neither company can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to May 27, 2027, which deadline may be extended to August 27, 2027 and November 27, 2027 in certain circumstances, it is possible that the Merger Agreement will be terminated. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within the expected timeframe. There can be no assurance that all closing conditions will be satisfied or waived, or that the Merger will be completed, within the expected timeframe or at all.
If the parties determine to waive any of the conditions to the closing of the Merger, such decision may have an adverse effect on the Company and our stockholders.
Failure to complete the Merger could negatively affect our stock price and our future business and financial results.
If the Merger is not completed, our ongoing business, financial condition, financial results and stock price may be materially adversely affected. Without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:
•the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed;
•we may experience negative reactions from our employees and may not be able to retain key management personnel and other key employees;
•we will have incurred, and will continue to incur, significant non-recurring costs in connection with the Merger that we may be unable to recover;
•we may experience negative reactions from the financial markets or from suppliers, customers and regulators;
•time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities for the Company;
•we could owe a termination fee of up to $200 million to Fertitta Gaming under certain circumstances;
•if the Merger Agreement is terminated and our Board seeks another business combination, there can be no assurance that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms to which Fertitta Gaming has agreed in the Merger Agreement; and
•litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us or Fertitta Gaming to perform their respective obligations pursuant to the Merger Agreement.
If any of these risks materialize it could materially adversely impact our ongoing business, financial condition, financial results and stock price. Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger.
We will incur direct and indirect costs as a result of the Merger, which may be more expensive to complete than anticipated.
We have incurred, and will continue to incur, substantial costs, expenses and fees for professional services and other transaction costs in connection with the Merger. The Merger may be more expensive to complete than anticipated as a result of unexpected factors or events, including, but not limited to, delays in consents or approvals or developments in the political environment. The Company may incur additional costs or suffer loss of business under third-party contracts that are terminated or that contain change in control or other provisions that may be triggered by the completion of the Merger, and/or losses of, or decreases in orders by, customers, and may also incur costs to maintain employee morale and to retain certain key management personnel and employees. The Company will also incur transaction fees and costs related to formulating operational plans, and the execution of these plans may lead to additional unanticipated costs and time delays. Factors beyond our control could materially affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Many of these fees and costs are payable by us regardless of whether the Merger is consummated.
We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business, operating results and our stock price.
Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, generally requiring us to conduct our businesses in all material respects in the ordinary course of business, to use reasonable best efforts to cooperate in seeking regulatory approvals, and to not engage in certain specified activities without Fertitta Gaming’s prior consent. We may find that these and other obligations in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think such responses may be advisable. Such limitations could adversely affect our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Merger is completed. These risks described may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.
The business relationships of the Company and its subsidiaries may be subject to disruption due to uncertainty associated with the Transaction, which could have an adverse effect on our results of operations, cash flows and financial position.
Parties with which we, or our subsidiaries, do business may be uncertain as to the effects the Merger may have on them, including with respect to current or future business relationships with us or our subsidiaries. These relationships may be subject to disruption as customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with us or consider entering into business relationships with parties other than us or our respective subsidiaries. These disruptions could have an adverse effect on our results of operations, cash flows and financial position. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
Uncertainties associated with the Merger may cause a loss of our employees during the pendency of the Merger and under Fertitta Gaming’s ownership following the Merger.
Our current and prospective employees may experience uncertainty about their future roles under Fertitta Gaming’s management following the Merger, which may materially adversely affect our ability to attract, retain, and motivate key personnel during the pendency of the Merger. Our employees could lose productivity as a result of uncertainty regarding their employment following the Merger. Key personnel may depart the Company because of issues relating to the uncertainty and difficulty of the post-closing operations of the Company’s business or a desire not to remain with the Company under Fertitta Gaming’s management following the Transaction. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we have been able to in the past. The Company may lose significant expertise and talent relating to the business of the Company. The loss of any member of the senior management team could impair the Company’s ability to execute its business plan and growth strategy, have a negative impact on its revenues and the effective working relationships that its executive management have developed and cause employee morale problems and the loss of additional key employees, agents, managers and clients.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, which could discourage a potential competing acquirer of the Company from proposing an alternative transaction.
The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to solicit, initiate, or knowingly encourage or facilitate, any proposal or inquiry that constitutes, or could reasonably be expected to lead to, an Alternative Proposal (as defined in the Merger Agreement), or take certain other restricted actions in connection therewith. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative transaction from considering or proposing such a transaction.
Legal proceedings against the Company and Fertitta Gaming could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages.
It is possible that litigation against the Company, Fertitta Gaming, their respective affiliates and/or their respective boards of directors and management may be filed in the future. Even if a lawsuit is unsuccessful, defending against these claims can result in substantial costs. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s liquidity and financial condition. Such potential lawsuits could prevent or delay the completion of the Transaction and result in significant costs to the Company and/or Fertitta Gaming, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
For the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

2.1*
Agreement and Plan of Merger, dated as of May 27, 2026, by and among Caesars Entertainment, Inc., Fertitta Gaming Holdco, LLC, Empire Merger Sub, Inc., Landry’s Fertitta, LLC, solely for the purposes of Section 9.14 therein and Hospitality Headquarters, Inc., solely for the purposes of Section 9.14(j) therein.
Previously filed on Form 8-K filed on May 28, 2026.

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on June 16, 2023.

3.2	Amended and Restated Bylaws of Caesars Entertainment, Inc.	Previously filed on Form 8-K filed on July 28, 2025.

31.1	Certification of Thomas R. Reeg pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

31.2	Certification of Bret Yunker pursuant to Rule 13a-14a and Rule 15d-14(a)	Filed herewith.

32.1	Certification of Thomas R. Reeg in accordance with 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of Bret Yunker in accordance with 18 U.S.C. Section 1350	Filed herewith.

101.1	Inline XBRL Instance Document	Filed herewith.

101.2	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.3	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.4	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.5	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.6	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT, INC.

Date: July 28, 2026	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2026	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)