Form 10-Q
period 2026-09-30
Caesars Entertainment, Inc.
filed 2026-10-27
CIK 1590895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding as of October 22, 2026 was 203,807,108.

CAESARS ENTERTAINMENT, INC.

PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$864	$887
Restricted cash	94	85
Accounts receivable, net	459	476
Inventories	48	43
Prepayments and other current assets	337	312
Total current assets	1,802	1,803
Investments in and advances to unconsolidated affiliates	125	133
Property and equipment, net	13,941	14,358
Goodwill	10,441	10,441
Intangible assets other than goodwill	3,938	3,985
Deferred tax asset	82	67
Other long-term assets, net	1,042	852
Total assets	$31,371	$31,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$237	$297
Accrued interest	194	224
Accrued other liabilities	1,640	1,618
Current portion of long-term debt	114	114
Total current liabilities	2,185	2,253
Long-term financing obligations	13,188	13,096
Long-term debt	11,444	11,670
Deferred tax liability	45	58
Other long-term liabilities	1,063	876
Total liabilities	27,925	27,953
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Caesars stockholders’ equity	3,277	3,504
Noncontrolling interests	169	182
Total stockholders’ equity	3,446	3,686
Total liabilities and stockholders’ equity	$31,371	$31,639
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
NET REVENUES:
Casino	$1,754	$1,642	$5,179	$4,904
Food and beverage	410	436	1,260	1,299
Hotel	467	485	1,449	1,476
Other	309	306	915	891
Net revenues	2,940	2,869	8,803	8,570
OPERATING EXPENSES:
Casino	966	909	2,823	2,657
Food and beverage	272	277	827	827
Hotel	161	156	480	462
Other	97	114	287	314
General and administrative	517	483	1,542	1,443
Corporate	93	75	275	241
Depreciation and amortization	366	352	1,068	1,073
Transaction and other costs, net	11	(10)	31	26
Total operating expenses	2,483	2,356	7,333	7,043
Operating income	457	513	1,470	1,527
OTHER EXPENSE:
Interest expense, net	(570)	(576)	(1,712)	(1,729)
Loss on extinguishment of debt	—	(4)	—	(4)
Other income (loss)	(4)	3	1	3
Total other expense	(574)	(577)	(1,711)	(1,730)
Loss before income taxes	(117)	(64)	(241)	(203)
Benefit for income taxes	10	25	10	1
Net loss	(107)	(39)	(231)	(202)
Net income attributable to noncontrolling interests	(16)	(16)	(52)	(50)
Net loss attributable to Caesars	$(123)	$(55)	$(283)	$(252)

Net loss attributable to Caesars per share - basic and diluted:
Basic loss per share	$(0.61)	$(0.27)	$(1.39)	$(1.20)
Diluted loss per share	$(0.61)	$(0.27)	$(1.39)	$(1.20)
Weighted average basic shares outstanding	204	207	204	209
Weighted average diluted shares outstanding	204	207	204	209
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net loss	$(107)	$(39)	$(231)	$(202)
Foreign currency and other	2	(1)	(1)	1
Other comprehensive income (loss), net of tax	2	(1)	(1)	1
Comprehensive loss	(105)	(40)	(232)	(201)
Comprehensive income attributable to noncontrolling interests	(16)	(16)	(52)	(50)
Comprehensive loss attributable to Caesars	$(121)	$(56)	$(284)	$(251)
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2025	—	$—	203	$—	$6,709	$(3,303)	$98	$—	$182	$3,686
Stock-based compensation	—	—	1	—	24	—	—	—	—	24
Net income (loss)	—	—	—	—	—	(98)	—	—	15	(83)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2)	—	—	(2)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(12)	—	—	—	—	(12)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(16)	(16)
Balance, March 31, 2026	—	—	204	—	6,721	(3,401)	96	—	181	3,597
Stock-based compensation	—	—	—	—	23	—	—	—	—	23
Net income (loss)	—	—	—	—	—	(62)	—	—	21	(41)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	—	—	(1)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(25)	(25)
Balance, June 30, 2026	—	—	204	—	6,743	(3,463)	95	—	177	3,552
Stock-based compensation	—	—	—	—	23	—	—	—	—	23
Net income (loss)	—	—	—	—	—	(123)	—	—	16	(107)
Other comprehensive income, net of tax	—	—	—	—	—	—	2	—	—	2
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(24)	(24)
Balance, September 30, 2026	—	$—	204	$—	$6,766	$(3,586)	$97	$—	$169	$3,446

	Caesars Stockholders’ Equity
	Preferred Stock		Common Stock					Treasury Stock
(In millions)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Amount	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2024	—	$—	211	$—	$6,862	$(2,801)	$96	$—	$219	$4,376
Stock-based compensation	—	—	1	—	26	—	—	—	—	26
Net income (loss)	—	—	—	—	—	(115)	—	—	17	(98)
Shares withheld related to net share settlement of stock awards	—	—	—	—	(15)	—	—	—	—	(15)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(10)	(10)
Balance, March 31, 2025	—	—	212	—	6,873	(2,916)	96	—	226	4,279
Stock-based compensation	—	—	—	—	24	—	—	—	—	24
Net income (loss)	—	—	—	—	—	(82)	—	—	17	(65)
Other comprehensive income, net of tax	—	—	—	—	—	—	2	—	—	2
Shares withheld related to net share settlement of stock awards	—	—	—	—	(1)	—	—	—	—	(1)
Repurchase of common stock	—	—	(4)	—	(100)	—	—	—	—	(100)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(20)	(20)
Balance, June 30, 2025	—	—	208	—	6,796	(2,998)	98	—	223	4,119
Stock-based compensation	—	—	—	—	22	—	—	—	—	22
Net income (loss)	—	—	—	—	—	(55)	—	—	16	(39)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	—	—	(1)
Repurchase of common stock	—	—	(3)	—	(80)	—	—	—	—	(80)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	(46)	(46)
Balance, September 30, 2025	—	$—	205	$—	$6,738	$(3,053)	$97	$—	$193	$3,975
The accompanying notes are an integral part of these consolidated condensed financial statements.

CAESARS ENTERTAINMENT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231)	$(202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,068	1,073
Amortization of deferred financing costs and discounts	135	135
Provision for credit losses	38	31
Loss on extinguishment of debt	—	4
Non-cash lease amortization	23	16
Gain on investments	(2)	(2)
Stock-based compensation expense	70	72
(Gain) loss on sale and disposal of trademarks, property and equipment	(7)	11
Deferred income taxes	(10)	(1)
Other non-cash adjustments to net loss	4	1
Change in operating assets and liabilities:
Accounts receivable	(8)	9
Prepaid expenses and other assets	(43)	(49)
Income taxes receivable and payable, net	(14)	(61)
Accounts payable, accrued expenses and other liabilities	(81)	(39)
Net cash provided by operating activities	942	998

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(507)	(648)
Cash paid for asset acquisitions	(98)	—
Acquisition of intangible assets	(12)	(1)
Proceeds from sale of trademarks, property and equipment	20	217
Proceeds from sale of investments	2	4
Investments in unconsolidated affiliate	(3)	(6)
Distributions from unconsolidated affiliate	—	23
Other	2	(5)
Net cash used in investing activities	(596)	(416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving credit facilities	1,335	1,205
Repayments of long-term debt and revolving credit facilities	(1,581)	(1,576)
Repurchase of common stock	—	(179)
Financing obligation payments	(29)	(17)
Distributions to noncontrolling interest owners	(65)	(76)
Taxes paid related to net share settlement of equity awards	(13)	(16)
Net cash used in financing activities	(353)	(659)

Decrease in cash, cash equivalents and restricted cash	(7)	(77)
Cash, cash equivalents and restricted cash, beginning of period	984	1,016
Cash, cash equivalents and restricted cash, end of period	$977	$939

	Nine Months Ended September 30,
(In millions)	2026	2025
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO AMOUNTS REPORTED WITHIN THE CONSOLIDATED CONDENSED BALANCE SHEETS:
Cash and cash equivalents	$864	$836
Restricted cash	94	87
Restricted and escrow cash included in other long-term assets, net	19	16
Total cash, cash equivalents and restricted cash	$977	$939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash interest paid for debt	$580	$652
Cash interest paid for rent related to GLPI and VICI Leases	1,030	1,009
Cash interest paid for other financing obligations	7	6
Income taxes paid, net	14	61
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for capital expenditures	71	92
Deferred consideration	10	—
Right-of-use asset obtained in exchange for lease liability	203	—
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
Pursuant to the terms of the Merger Agreement, the Company filed a proxy statement with the U.S. Securities and Exchange Commission (the “SEC”) on August 26, 2026, and the Board recommended that the Merger Agreement and the Merger be adopted and approved by the Company’s stockholders. On September 22, 2026, the proposals described in the proxy statement were approved at a special meeting of the Company’s stockholders.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Treatment of Equity Awards
Each restricted stock unit award granted under the Company’s stock plan (subject to specifications in the Merger Agreement), including restricted stock units subject to performance or market-based conditions, whether vested or unvested, that is outstanding immediately prior to the Effective Time, will be fully cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (a) the aggregate number of shares of Company Common Stock subject to such Company Equity Award, multiplied by (b) the Merger Consideration.
Representations and Warranties; Covenants
The Merger Agreement contains customary representations, warranties and covenants from each of the Company and Fertitta Gaming, including representations and warranties from the Company regarding organization and standing, capitalization, authority, regulatory approvals, financial statements, absence of certain changes, litigation, compliance with laws, material contracts, real property, environmental matters, employee benefit plans and labor matters, taxes, takeover laws, intellectual property, insurance, accounting and internal controls and its present debt financing and covenants obligating the Company to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course of business and to use reasonable best efforts to cooperate in seeking regulatory approvals and to not engage in certain specified activities without Fertitta Gaming’s prior consent.
Non-Solicitation and No-Shop
From and after July 11, 2026 (the “No Shop Period Start Date”) until the earlier of the Effective Time or termination of the Merger Agreement, the Merger Agreement prohibits the Company from soliciting competing acquisition proposals. However, subject to customary exceptions and limitations, prior to receiving stockholder approval, the Company was able to furnish non-public information to, and engage in discussions or negotiations with, a third party that made a bona fide, unsolicited written Alternative Proposal if the Board determined in good faith (after consultation with its outside financial advisors and outside legal counsel) that such Alternative Proposal constituted, or would have reasonably been expected to lead to, a Superior Proposal, and that the failure to take such action would have been reasonably likely to be inconsistent with the Board’s fiduciary duties under applicable law.
Conditions to the Transaction
Each of the Company and Fertitta Gaming’s obligation to consummate the Merger remains subject to the satisfaction or waiver of certain conditions, including, among others, the expiration or termination of any applicable waiting period under the HSR Act and the receipt of certain gaming regulatory approvals.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement. A copy of the Merger Agreement is available as Exhibit 2.1 to our Current Report on Form 8-K filed on May 28, 2026.
Nasdaq Delisting
If the Merger is consummated, the Company intends to delist its Company Common Stock from Nasdaq and deregister the Company Common Stock under the Exchange Act, as promptly as practicable following the Effective Time.
During the three and nine months ended September 30, 2026, transaction costs related to the pending Merger were $12 million and $22 million, respectively.
Description of Business
The Company owns, leases, brands or manages an aggregate of 54 properties in 20 jurisdictions in North America with approximately 54,300 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 46,100 hotel rooms as of September 30, 2026. In addition, the Company has other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc., as well as other non-gaming properties. The Company’s primary source of revenue is generated by its gaming operations, which includes its casino properties, retail and online sports betting, and online gaming. Additionally, the Company utilizes its hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to its properties.
The Company’s operations for retail and online sports betting, iGaming, horse racing and online poker are included under the Caesars Digital segment. The Company operates retail and online sports wagering across 35 jurisdictions in North America, 28 of which offer online sports betting, and operates iGaming in six jurisdictions in North America as of September 30, 2026. The Company operates the Caesars Sportsbook app, the Caesars Racebook app, the Caesars Palace Online Casino app and the Horseshoe Online Casino app. The Company also expects to continue to grow its operations in the Caesars Digital segment as new jurisdictions legalize retail and online sports betting and iGaming.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Marketable Securities
Marketable securities consist primarily of trading securities held by the Company’s deferred compensation plans. The estimated fair values of the Company’s marketable securities are determined on an individual asset basis based upon quoted prices of identical assets available in active markets (Level 1) and represent the amounts the Company would expect to receive if the Company sold these marketable securities. As of September 30, 2026 and December 31, 2025, the Company held $2 million in marketable securities.
Derivative Instruments
The Company may enter into derivative instruments to hedge the risk of fluctuations in interest rates, foreign exchange rates or pricing for other commodities. These agreements are designated as cash flow hedges. As of September 30, 2026 and December 31, 2025, the Company did not hold any cash flow hedges or any derivative financial instruments for trading purposes.
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
Advertising
Advertising costs are expensed in the period the advertising first occurs. Advertising costs were $60 million and $62 million for the three months ended September 30, 2026 and 2025, respectively, and $165 million and $171 million for the nine months ended September 30, 2026 and 2025, respectively, and are primarily included within Casino expense where directly attributable to gaming activities or General and administrative expense for other indirect advertising.
Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Interest expense	$573	$582	$1,722	$1,751
Capitalized interest	—	(1)	(2)	(4)
Interest income	(3)	(5)	(8)	(18)
Total interest expense, net	$570	$576	$1,712	$1,729
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 3. Property and Equipment, net

(In millions)	September 30, 2026	December 31, 2025
Land	$2,049	$2,057
Buildings, riverboats, and leasehold and land improvements	15,476	15,295
Furniture, fixtures, and equipment	3,485	3,174
Construction in progress	90	153
Total property and equipment	21,100	20,679
Less: accumulated depreciation	(7,159)	(6,321)
Total property and equipment, net	$13,941	$14,358
A portion of our property and equipment is subject to various operating leases for which we are the lessor. Leased property includes our hotel rooms, convention space and retail space through various short-term and long-term operating leases.

Depreciation Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Depreciation expense	$329	$319	$964	$974
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease.
Note 4. Goodwill and Intangible Assets, net

Changes in Carrying Value of Goodwill and Other Intangible Assets
		Non-Amortizing Intangible Assets
(In millions)	Amortizing Intangible Assets	Goodwill	Other
Balances as of December 31, 2025	$730	$10,441	$3,255
Amortization expense	(104)	—	—
In-place leases	54	—	—
Acquisition of gaming rights	12	—	—
Other	(9)	—	—
Balances as of September 30, 2026	$683	$10,441	$3,255

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill
	September 30, 2026				December 31, 2025
(Dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	1 - 7 years	$595	$(545)	$50	$595	$(495)	$100
Gaming rights and other	10 - 34 years	260	(63)	197	262	(57)	205
Trademarks	15 years	313	(141)	172	313	(127)	186
Reacquired rights	24 years	250	(56)	194	250	(49)	201
Technology	3 - 6 years	135	(116)	19	134	(96)	38
In-place leases	3 - 15 years	54	(3)	51	—	—	—
		$1,607	$(924)	683	$1,554	$(824)	730

Non-amortizing intangible assets other than Goodwill
Trademarks				1,749			1,749
Gaming rights				983			983
Caesars Rewards				523			523
				3,255			3,255
Total amortizing and non-amortizing intangible assets other than Goodwill, net				$3,938			$3,985

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Amortization expense with respect to intangible assets for the three months ended September 30, 2026 and 2025 totaled $37 million and $33 million, respectively, and for the nine months ended September 30, 2026 and 2025 totaled $104 million and $99 million, respectively, which is included in Depreciation and amortization in the Statements of Operations.

Estimated Five-Year Amortization
	Remaining 2026	Years Ended December 31,
(In millions)		2027	2028	2029	2030	2031
Estimated amortization expense	$35	$94	$53	$50	$49	$46
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
Contractual Commitments
Sports Sponsorship/Partnership Obligations
The Company has agreements with certain sporting event facilities and professional sports teams primarily for tickets, suites, advertising, marketing, promotional and sponsorship opportunities. The agreements include leasing of event suites that are generally considered short-term leases for which the Company does not record a right-of-use asset or lease liability and recognizes expenses in the period services are received. As of September 30, 2026 and December 31, 2025, obligations related to these agreements were $309 million and $318 million, respectively, with contracts extending through 2040.

Maturities of Sports Sponsorship/Partnership Obligations as of September 30, 2026
(In millions)
Remaining 2026	$11
2027	38
2028	38
2029	33
2030	26
Thereafter	163
Total	$309
Self-Insurance
The Company is self-insured for workers compensation and other risk insurance, as well as health insurance and general liability. The Company’s total estimated self-insurance liability was $244 million and $212 million as of September 30, 2026 and December 31, 2025, respectively, which is included in Accrued other liabilities in our Balance Sheets.
The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 6. Long-Term Debt

	September 30, 2026				December 31, 2025
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured Debt
CEI Revolving Credit Facility	2028	variable	$—	$—	$160
CEI Term Loan A	2028	variable	609	609	636
CVA Revolving Credit Facility	2029	variable	—	—	—
CVA Delayed Draw Term Loan	2029	variable	371	367	381
CEI Term Loan B	2030	variable	2,012	1,988	2,002
CEI Term Loan B-1	2031	variable	2,828	2,802	2,820
CEI Senior Secured Notes due 2030	2030	7.00%	2,000	1,988	1,986
CEI Senior Secured Notes due 2032	2032	6.50%	1,500	1,487	1,486
Unsecured Debt
CEI Senior Notes due 2029	2029	4.625%	1,200	1,194	1,192
CEI Senior Notes due 2032	2032	6.00%	1,100	1,089	1,087
Special Improvement District Bonds	2037	4.30%	38	38	40
Long-term notes and other payables			1	1	2
Total debt			11,659	11,563	11,792
Current portion of long-term debt			(114)	(114)	(114)
Deferred finance charges associated with the CEI Revolving Credit Facility			—	(5)	(8)
Long-term debt			$11,545	$11,444	$11,670

Unamortized discounts and deferred finance charges				$101	$121
Fair value			$11,109

Annual Estimated Debt Service Requirements as of September 30, 2026
	Remaining	Years Ended December 31,
(In millions)	2026	2027	2028	2029	2030	Thereafter	Total
Annual maturities of long-term debt	$28	$114	$646	$1,574	$3,962	$5,335	$11,659
Estimated interest payments	160	780	740	700	440	300	3,120
Total debt service obligation (a)	$188	$894	$1,386	$2,274	$4,402	$5,635	$14,779
____________________
(a)Debt principal payments are estimated amounts based on contractual maturity and scheduled repayment dates. Interest payments are estimated based on forward-looking interest rate curves, where applicable. Actual payments may differ from these estimates.
Current Portion of Long-Term Debt
The current portion of long-term debt as of September 30, 2026 includes the principal payments on the term loans, special improvement district bonds, and other unsecured borrowings that are contractually due within 12 months. The Company may, from time to time, seek to repurchase or prepay its outstanding indebtedness. Any such purchases or repayments may be funded by existing cash balances or the incurrence of debt. The amount and timing of any repurchase will be based on business and market conditions, capital availability, compliance with debt covenants and other considerations.
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
Net amortization of the debt issuance costs and the discount and/or premium associated with the Company’s indebtedness totaled $7 million for both the three months ended September 30, 2026 and 2025 and $20 million for both the nine months ended September 30, 2026 and 2025 and is included in Interest expense, net in the Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of September 30, 2026 and based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
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
As of September 30, 2026, the Company had $2.1 billion of available borrowing capacity under the CEI Revolving Credit Facility, after consideration of $96 million in outstanding letters of credit, $56 million committed for regulatory purposes, and the reserves described above.

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
As of September 30, 2026, the Company was in compliance with all of the applicable financial covenants described above.
Guarantees
The CEI Revolving Credit Facility, the CEI Term Loan A, the CEI Term Loan B, the CEI Term Loan B-1, the CEI Senior Secured Notes due 2030 and the CEI Senior Secured Notes due 2032 are guaranteed on a senior secured basis by each existing and future material wholly owned domestic subsidiary of the Company and are secured by substantially all of the existing and future property and assets of the Company and its subsidiary guarantors (subject to certain exceptions). The CEI Senior Notes due 2029 and the CEI Senior Notes due 2032 are guaranteed on a senior unsecured basis by such subsidiaries.
The CVA Revolving Credit Facility and the CVA Delayed Draw Term Loan are secured by substantially all material assets of Caesars Virginia, LLC and any newly formed wholly owned subsidiary of Caesars Virginia, LLC. CEI does not provide a guarantee of these facilities.
Note 7. Revenue Recognition
The Company’s Statements of Operations present net revenue disaggregated by type or nature of the good or service. A summary of net revenues disaggregated by type of revenue and reportable segment is presented below. Refer to Note 12 for additional information on the Company’s reportable segments.

	Three Months Ended September 30, 2026
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$287	$1,153	$317	$—	$(3)	$1,754
Food and beverage	236	174	—	—	—	410
Hotel	263	204	—	—	—	467
Other	144	96	9	58	2	309
Net revenues	$930	$1,627	$326	$58	$(1)	$2,940

	Three Months Ended September 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$260	$1,084	$300	$—	$(2)	$1,642
Food and beverage	270	166	—	—	—	436
Hotel	290	195	—	—	—	485
Other	132	91	11	73	(1)	306
Net revenues	$952	$1,536	$311	$73	$(3)	$2,869

	Nine Months Ended September 30, 2026
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$808	$3,355	$1,022	$—	$(6)	$5,179
Food and beverage	776	485	—	—	(1)	1,260
Hotel	924	525	—	—	—	1,449
Other	442	262	29	181	1	915
Net revenues	$2,950	$4,627	$1,051	$181	$(6)	$8,803

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Casino	$795	$3,159	$955	$—	$(5)	$4,904
Food and beverage	834	465	—	—	—	1,299
Hotel	979	497	—	—	—	1,476
Other	401	238	34	214	4	891
Net revenues	$3,009	$4,359	$989	$214	$(1)	$8,570

Accounts Receivable, net
(In millions)	September 30, 2026	December 31, 2025
Casino	$196	$221
Food and beverage and hotel	113	100
Other	150	155
Accounts receivable, net	$459	$476
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
The following table summarizes the activity related to contract and contract related liabilities:

	Outstanding Chip Liability		Caesars Rewards		Customer Deposits and Other Deferred Revenue
(In millions)	2026	2025	2026	2025	2026	2025
Balance at January 1	$39	$47	$89	$79	$492	$549
Balance at September 30	39	33	97	92	449	509
Increase / (decrease)	$—	$(14)	$8	$13	$(43)	$(40)
Lease Revenue
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended September 30, 2026 and 2025, we recognized lease revenue of approximately $467 million and $485 million, respectively, and during the nine months ended September 30, 2026 and 2025, we recognized approximately $1.4 billion and $1.5 billion, respectively, which is included in Hotel revenues in the Statements of Operations.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statements of Operations and during the three months ended September 30, 2026 and 2025, lease revenue related to conventions was approximately $8 million and $12 million, respectively, and approximately $37 million and $41 million for the nine months ended September 30, 2026 and 2025, respectively.
Real Estate Operating Leases
Real estate lease revenue is included in Other revenue in the Statements of Operations. During the three months ended September 30, 2026 and 2025, we recognized approximately $38 million and $32 million, respectively, and during the nine months ended September 30, 2026 and 2025, we recognized approximately $108 million and $93 million, respectively, of real estate lease revenue.
Real estate lease revenue includes $15 million of variable rental income for both the three months ended September 30, 2026 and 2025 and $46 million and $44 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 8. Earnings per Share
The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Net loss attributable to Caesars	$(123)	$(55)	$(283)	$(252)
Shares outstanding:
Weighted average shares outstanding – basic	204	207	204	209
Weighted average shares outstanding – diluted	204	207	204	209

Net loss per common share attributable to common stockholders – basic:	$(0.61)	$(0.27)	$(1.39)	$(1.20)
Net loss per common share attributable to common stockholders – diluted:	$(0.61)	$(0.27)	$(1.39)	$(1.20)
For a period in which the Company generated a net loss attributable to Caesars, the weighted average shares outstanding - basic was used in calculating diluted loss per share because using diluted shares would have been anti-dilutive to loss per share.

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Stock-based compensation awards	6	5	6	5
Total anti-dilutive common stock	6	5	6	5
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Stock-based compensation expense in the accompanying Statements of Operations totaled $23 million and $22 million during the three months ended September 30, 2026 and 2025, respectively, and $70 million and $72 million during the nine months ended September 30, 2026 and 2025, respectively. These amounts are included in Corporate expense in the Company’s Statements of Operations.
2015 Equity Incentive Plan (the “2015 Plan”)
During the nine months ended September 30, 2026, as part of the annual incentive program, the Company granted 3.1 million RSUs to eligible participants with an aggregate fair value of $72 million, which generally vest ratably on each anniversary over three years from the grant date. Each RSU represents the right to receive payment in respect of one share of the Company’s Common Stock.
During the nine months ended September 30, 2026, the Company also granted 291 thousand PSUs to eligible participants with an aggregate fair value of $9 million that are primarily scheduled to cliff vest after three years from the grant date. On the vesting date, recipients will receive between 0% and 200% of the target number of PSUs granted, in the form of Company Common Stock, based on the achievement of specified performance and service conditions and terms of the underlying award granted. The fair value of the PSUs is based on the market price of our common stock when a mutual understanding of the key terms and conditions of the awards between the Company and recipient is achieved. The awards are remeasured each period until such an understanding is reached.
In addition, during the nine months ended September 30, 2026, the Company granted 436 thousand MSUs to eligible participants with an aggregate fair value of $14 million that are primarily scheduled to cliff vest after three years from the grant date. On the vesting date, recipients will receive between 0% and 200% of the target number of MSUs granted, in the form of Company Common Stock, based on the achievement of specified market and service conditions and terms of the underlying award granted. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance.
During the nine months ended September 30, 2026, 1.6 million, 118 thousand and 5 thousand of RSUs, PSUs and MSUs, respectively, vested under the 2015 Plan.
Outstanding at End of Period

	September 30, 2026		December 31, 2025
	Quantity	Wtd-Avg (a)	Quantity	Wtd-Avg (a)
Restricted stock units	4,653,118	$28.67	3,568,478	$38.58
Performance stock units	635,172	29.65	518,034	23.39
Market-based stock units	1,162,209	44.97	1,049,454	61.04
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated other comprehensive income (loss) by component, net of tax, for the periods through September 30, 2026 and 2025 are shown below.

(In millions)	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2024	$96
Foreign currency and other	—
Balance as of March 31, 2025	96
Foreign currency and other	2
Balance as of June 30, 2025	98
Foreign currency and other	(1)
Balance as of September 30, 2025	$97

Balance as of December 31, 2025	$98
Foreign currency and other	(2)
Balance as of March 31, 2026	96
Foreign currency and other	(1)
Balance as of June 30, 2026	95
Foreign currency and other	2
Balance as of September 30, 2026	$97
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
The following table illustrates the Company’s share repurchases for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Shares repurchased (a)	—	3	—	7
Total cost (b)	$—	$79	$—	$179
Average price paid per share	$—	$25.33	$—	$24.48
____________________
(a)Shares repurchased reflect repurchases settled during the three and nine months ended September 30, 2026 and 2025. These amounts exclude repurchases, if any, traded but not yet settled on or before September 30, 2026 and 2025, respectively.
(b)Total cost excludes commissions or applicable excise tax.
Under the 2024 Share Repurchase Program, as of September 30, 2026, the Company has authorization to repurchase up to $221 million more of its outstanding common stock. All share repurchases under the 2024 Share Repurchase Program are retired upon repurchase.
As a result of the proposed Merger, described above, no share repurchases are expected at this time.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Note 10. Income Taxes
For interim reporting periods, an estimate of the Company’s annual effective tax rate (“AETR”), adjusted for discrete items, if any, is used to determine the Company’s estimated tax provision or benefit from income taxes. Quarterly, the Company updates the estimate of the annual effective tax rate and any applicable discrete adjustments with cumulative adjustments to the total estimated tax provision or benefit from income taxes. During periods in which the AETR method cannot provide a reliable estimate, a fully discrete method is used.

Income Tax Allocation
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Loss before income taxes	$(117)	$(64)	$(241)	$(203)
Benefit for income taxes	10	25	10	1
Effective tax rate	8.5%	39.1%	4.1%	0.5%
The Company classifies accruals for uncertain tax positions within Other long-term liabilities on the Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
Management assesses both positive and negative evidence to estimate if future taxable income will be sufficient to utilize existing deferred tax assets based on the integrated approach. The Company currently has a valuation allowance on certain federal and state deferred tax assets that are not more likely than not to be realized in the future. As of December 31, 2025, the Company had approximately $1.4 billion of deferred tax assets primarily related to long-term financing obligations, the realization of which depends on the generation of sufficient future taxable income. Given the uncertainty inherent in future taxable income estimates, additional valuation allowance may be required in future periods against these particular deferred tax assets.
The income tax benefit for the three and nine months ended September 30, 2026 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense and nondeductible expenses.
The income tax benefit for the three months ended September 30, 2025 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to a decrease in federal and state valuation allowances against the deferred tax assets for excess business interest expense, primarily related to a change in tax law. The income tax benefit for the nine months ended September 30, 2025 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
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
Note 11. Related Party and Affiliate Transactions
C. S. & Y. Associates
The Company owns the entire parcel on which Eldorado Resort Casino Reno is located, except for approximately 30,000 square feet which is leased from C. S. & Y. Associates (“CSY”) (the “CSY Lease”). CSY is a general partnership in which a trust has an approximate 27% interest. The Company’s Executive Chairman of the Board, Gary L. Carano, and his siblings are direct or indirect beneficiaries of the trust. The CSY Lease expires on June 30, 2057. Annual rent pursuant to the CSY Lease is currently $0.6 million, paid monthly. Annual rent is subject to periodic rent escalations of 1 to 2 percent through the term of the lease. Commensurate with its interest, the trust receives directly from the Company approximately 27% of the rent paid by the Company. As of September 30, 2026 and December 31, 2025, there were no amounts due to or from CSY.

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
CVA Holdco, LLC
In May 2023, the Company entered into a joint venture, CVA Holdco, LLC, with the Eastern Band of Cherokee Indians to construct, own and operate a gaming facility in Danville, Virginia (“Caesars Virginia”). As the managing member, the Company operates the business and managed the development, construction, and financing of the property. The Company holds a 50.0% variable interest in the joint venture and is the primary beneficiary; as such, the joint venture’s operations are included in the Financial Statements, with a minority interest recorded reflecting the operations attributed to the other partner. The Company participates ratably, based on ownership percentage, in the profits and losses of the joint venture. During the nine months ended September 30, 2026 and 2025, the Company made distributions totaling $65 million and $76 million, respectively, to the partner.
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

Investment in Pompano Joint Venture
(In millions)
Balance as of December 31, 2025	$115
Equity in earnings	(7)
Balance as of September 30, 2026	$108

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
The following table sets forth certain information regarding our properties (listed by segment in which each property is reported) as of September 30, 2026:

Las Vegas	Regional		Managed and Branded
Caesars Palace Las Vegas	Caesars Atlantic City	Harrah’s Pompano Beach	Managed
Flamingo Las Vegas	Caesars New Orleans	Horseshoe Baltimore	Harrah’s Ak-Chin
Harrah’s Las Vegas	Caesars Republic Lake Tahoe	Horseshoe Black Hawk	Harrah’s Cherokee
Horseshoe Las Vegas	Caesars Virginia	Horseshoe Bossier City	Harrah’s Cherokee Valley River
The LINQ Hotel & Casino	Caesars Windsor (a)	Horseshoe Council Bluffs	Harrah’s Resort Southern California
Paris Las Vegas	Circus Circus Reno	Horseshoe Hammond	Branded
Planet Hollywood Resort & Casino	Eldorado Gaming Scioto Downs	Horseshoe Indianapolis	Caesars Southern Indiana
The Vanderpump Hotel	Eldorado Resort Casino Reno	Horseshoe Lake Charles	Harrah’s Northern California
	Grand Victoria Casino	Horseshoe St. Louis	Harrah’s Oklahoma (b)
Caesars Digital	Harrah’s Atlantic City	Horseshoe Tunica
Caesars Digital	Harrah’s Columbus Nebraska	Isle Casino Bettendorf
	Harrah’s Council Bluffs	Isle of Capri Casino Boonville
	Harrah’s Gulf Coast	Isle of Capri Casino Lula
	Harrah’s Hoosier Park Racing & Casino	Isle Casino Waterloo
	Harrah’s Joliet	Lady Luck Casino - Black Hawk
	Harrah’s Lake Tahoe	Silver Legacy Resort Casino
	Harrah’s Laughlin	Trop Casino Greenville
	Harrah’s Metropolis	Tropicana Atlantic City
	Harrah’s North Kansas City	Tropicana Laughlin Hotel & Casino
Harrah’s Philadelphia
____________________
(a)Caesars Windsor was a managed property prior to March 3, 2026.
(b)Currently operating under a consulting agreement until a management agreement receives regulatory approval.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
historically been based on the achievement of Adjusted EBITDA as a primary metric as the Company believes it most accurately reflects our results and represents a key metric in our industry.
The following table sets forth, for the periods indicated, certain operating data for the Company’s four reportable segments, in addition to Corporate and Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Las Vegas:
Net revenues	$930	$952	$2,950	$3,009
Adjusted EBITDA	343	379	1,179	1,281
Regional:
Net revenues	1,627	1,536	4,627	4,359
Adjusted EBITDA	524	506	1,447	1,385
Caesars Digital:
Net revenues	326	311	1,051	989
Adjusted EBITDA	44	28	181	151
Managed and Branded:
Net revenues	58	73	181	214
Adjusted EBITDA	17	18	46	51
Corporate and Other:
Net revenues	(1)	(3)	(6)	(1)
Adjusted EBITDA	(63)	(47)	(181)	(145)
Disaggregation of Certain Significant Expenses by Segment

	Three Months Ended September 30, 2026
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$930	$1,627	$326	$58	$(1)	$2,940

Gaming taxes	(31)	(338)	(95)	—	—
Labor expense	(303)	(350)	—	—	—

Other segment expenses (a)	(253)	(415)	(187)	(41)	(62)

Adjusted EBITDA	$343	$524	$44	$17	$(63)	$865

	Three Months Ended September 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$952	$1,536	$311	$73	$(3)	$2,869

Gaming taxes	(29)	(322)	(88)	—	—
Labor expense	(298)	(321)	—	—	—

Other segment expenses (a)	(246)	(387)	(195)	(55)	(44)

Adjusted EBITDA	$379	$506	$28	$18	$(47)	$884

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30, 2026
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$2,950	$4,627	$1,051	$181	$(6)	$8,803

Gaming taxes	(90)	(996)	(299)	—	—
Labor expense	(920)	(1,009)	—	—	—

Other segment expenses (a)	(761)	(1,175)	(571)	(135)	(175)

Adjusted EBITDA	$1,179	$1,447	$181	$46	$(181)	$2,672

	Nine Months Ended September 30, 2025
(In millions)	Las Vegas	Regional	Caesars Digital	Managed and Branded	Corporate and Other	Total
Net revenues	$3,009	$4,359	$989	$214	$(1)	$8,570

Gaming taxes	(91)	(943)	(254)	—	—
Labor expense	(912)	(930)	—	—	—

Other segment expenses (a)	(725)	(1,101)	(584)	(163)	(144)

Adjusted EBITDA	$1,281	$1,385	$151	$51	$(145)	$2,723
____________________
(a)The ‘Other segment expenses’ category for each of our reportable segments primarily includes:
•Las Vegas and Regional Segments - Cost of sales associated with food, beverage and retail offerings; commission fees, talent fees and ticketing expenses associated with entertainment offerings; utility costs; costs of supplies; repairs and maintenance charges; professional fees; marketing and advertising expenses; software and licensing expenses; rental costs; and insurance expenses.
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

CAESARS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net loss attributable to Caesars	$(123)	$(55)	$(283)	$(252)
Net income attributable to noncontrolling interests	16	16	52	50
Benefit for income taxes	(10)	(25)	(10)	(1)
Other (income) loss	4	(3)	(1)	(3)
Loss on extinguishment of debt	—	4	—	4
Interest expense, net	570	576	1,712	1,729
Depreciation and amortization	366	352	1,068	1,073
Transaction costs and other, net (a)	19	(3)	64	51
Stock-based compensation expense	23	22	70	72
Adjusted EBITDA	$865	$884	$2,672	$2,723

Adjusted EBITDA by Segment:
Las Vegas	$343	$379	$1,179	$1,281
Regional	524	506	1,447	1,385
Caesars Digital	44	28	181	151
Managed and Branded	17	18	46	51
Corporate and Other	(63)	(47)	(181)	(145)
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

Capital Expenditures, Net - By Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Las Vegas	$67	$47	$160	$140
Regional	83	117	279	416
Caesars Digital	16	21	53	64
Corporate and Other	6	10	15	28
Total	$172	$195	$507	$648

Total Assets - By Segment
(In millions)	September 30, 2026	December 31, 2025
Las Vegas	$26,255	$25,808
Regional	15,848	14,435
Caesars Digital	1,281	1,254
Managed and Branded	394	343
Corporate and Other (a)	(12,407)	(10,201)
Total	$31,371	$31,639
____________________
(a)Includes eliminations of transactions among segments, to reconcile to the Company’s consolidated results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and operating results of Caesars Entertainment, Inc., a Delaware corporation, and its consolidated subsidiaries, which may be referred to as the “Company,” “CEI,” “Caesars,” “we,” “our,” or “us,” for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2025 Annual Report.
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
We own, lease or manage an aggregate of 54 properties in 20 jurisdictions in North America with approximately 54,300 slot machines, video lottery terminals and e-tables, approximately 2,800 table games and approximately 46,100 hotel rooms as of September 30, 2026. In addition, we have other properties in North America that are authorized to use the brands and marks of Caesars Entertainment, Inc. Our primary source of revenue is generated by our gaming operations, which includes our casino properties, retail and online sports betting, and online gaming. Additionally, we utilize our hotels, restaurants, bars, entertainment, racing, retail shops and other services to attract customers to our properties.
As of September 30, 2026, we owned 22 of our casinos and leased 25 casinos in North America. We lease 18 casinos from VICI Properties L.P., a Delaware limited partnership (“VICI”), pursuant to a regional lease, a Las Vegas lease and a Joliet lease (the “VICI Leases”). We also lease six casinos from GLP Capital, L.P., the operating partnership of Gaming and Leisure Properties, Inc. (“GLPI”) pursuant to a Master Lease (as amended, the “GLPI Master Lease”) and a Lumière lease (together with the GLPI Master Lease, the “GLPI Leases”). In addition, we lease Caesars Windsor from the Ontario Lottery and Gaming Corporation (“OLG”).

We operate and conduct retail and online sports wagering across 35 jurisdictions in North America, 28 of which offer online sports betting. Additionally, we operate iGaming in six jurisdictions in North America. The map below illustrates Caesars Digital’s presence as of September 30, 2026:
We have a partnership with NYRABets LLC, the official online wagering platform of the New York Racing Association, Inc., and operate the Caesars Racebook app in 24 states as of September 30, 2026. The Caesars Racebook app provides access for pari-mutuel wagering at over 300 racetracks around the world as well as livestreaming of races. Wagers placed can earn credits towards our Caesars Rewards loyalty program or points which can be redeemed for free wagering credits.
We also expect to continue expanding our Caesars Digital footprint into other jurisdictions in the near term with our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps as jurisdictions legalize or provide necessary approvals. No customers under 21 years old are allowed to wager on any of our Caesars Sportsbook, Caesars Racebook and iGaming mobile apps.
We periodically divest assets to raise capital or, in previous cases, to comply with conditions, terms, obligations or restrictions imposed by antitrust, gaming and other regulatory entities.

Proposed Merger of Caesars Entertainment, Inc. with Fertitta Entertainment, Inc.
On May 27, 2026, Caesars, Fertitta Gaming Holdco, LLC, a Texas limited liability company (“Fertitta Gaming”), Empire Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Fertitta Gaming (“Merger Sub”), Landry’s Fertitta, LLC, a Texas limited liability company solely for the purposes of Section 9.14 of the Merger Agreement (as defined below), and Hospitality Headquarters, Inc., a Texas corporation, solely for the purposes of Section 9.14(j) therein, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and direct wholly owned subsidiary of Fertitta Gaming (the “Merger”). During the three and nine months ended September 30, 2026, transaction costs related to the pending Merger were $12 million and $22 million, respectively. See Note 1.
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
During the nine months ended September 30, 2026, we recorded a loss of $7 million related to our investment. As of September 30, 2026 and December 31, 2025, our investment in the joint venture totaled $108 million and $115 million, respectively.

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

Results of Operations
The following table highlights the results of our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Net revenues:
Las Vegas	$930	$952	$2,950	$3,009
Regional	1,627	1,536	4,627	4,359
Caesars Digital	326	311	1,051	989
Managed and Branded	58	73	181	214
Corporate and Other (a)	(1)	(3)	(6)	(1)
Total	$2,940	$2,869	$8,803	$8,570

Net loss	$(107)	$(39)	$(231)	$(202)

Adjusted EBITDA (b):
Las Vegas	$343	$379	$1,179	$1,281
Regional	524	506	1,447	1,385
Caesars Digital	44	28	181	151
Managed and Branded	17	18	46	51
Corporate and Other (a)	(63)	(47)	(181)	(145)
Total	$865	$884	$2,672	$2,723

Net loss margin	(3.6)%	(1.4)%	(2.6)%	(2.4)%
Adjusted EBITDA margin	29.4%	30.8%	30.4%	31.8%
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
(b)See the “Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Nine Months Ended September 30, 2026 and 2025” discussion later in this MD&A for a description of Adjusted EBITDA and a reconciliation of net income (loss) attributable to Caesars to Adjusted EBITDA.
Consolidated comparison of the three and nine months ended September 30, 2026 and 2025
Net Revenues
Net revenues were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Casino	$1,754	$1,642	$112	6.8%	$5,179	$4,904	$275	5.6%
Food and beverage	410	436	(26)	(6.0)%	1,260	1,299	(39)	(3.0)%
Hotel	467	485	(18)	(3.7)%	1,449	1,476	(27)	(1.8)%
Other	309	306	3	1.0%	915	891	24	2.7%
Net revenues	$2,940	$2,869	$71	2.5%	$8,803	$8,570	$233	2.7%
Consolidated net revenues increased for the three and nine months ended September 30, 2026, as compared to the same prior year periods, mainly due to higher casino revenues. This increase in casino revenues was primarily driven by growth in iGaming handle coupled with improved sports betting hold in our Caesars Digital segment. In addition, incremental revenues attributable to the consolidation of Caesars Windsor beginning March 3, 2026, increased visitation in northern Nevada due to a national tournament throughout the second quarter of 2026, and positive results from our capital investments in Lake Tahoe and New Orleans contributed to the increase. These increases were partially offset by declines in net revenues in our Las Vegas segment, attributable to fewer city-wide convention events and lower leisure customer visitation.

Operating Expenses
Operating expenses were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Casino	$966	$909	$57	6.3%	$2,823	$2,657	$166	6.2%
Food and beverage	272	277	(5)	(1.8)%	827	827	—	—%
Hotel	161	156	5	3.2%	480	462	18	3.9%
Other	97	114	(17)	(14.9)%	287	314	(27)	(8.6)%
General and administrative	517	483	34	7.0%	1,542	1,443	99	6.9%
Corporate	93	75	18	24.0%	275	241	34	14.1%
Depreciation and amortization	366	352	14	4.0%	1,068	1,073	(5)	(0.5)%
Transaction and other costs, net	11	(10)	21	*	31	26	5	19.2%
Total operating expenses	$2,483	$2,356	$127	5.4%	$7,333	$7,043	$290	4.1%
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
Casino expenses increased for the three and nine months ended September 30, 2026, as compared to the same prior year periods, in connection with increased casino revenues across all segments. Gaming taxes increased due to higher casino revenues, as well as the impact of increased gaming tax rates on sports betting wagers and iGaming in certain states. We continue to focus on efficiencies across the enterprise to manage increased labor and other costs.
General and administrative expenses include items such as information technology, facility maintenance, utilities, property and liability insurance, property taxes, marketing expenses indirectly related to our gaming and non-gaming operations, and expenses of administrative departments such as accounting, compliance, purchasing, human resources, legal and internal audit. General and administrative expenses increased for the three and nine months ended September 30, 2026, as compared to the same prior year periods, primarily due to the consolidation of Caesars Windsor as well as higher property taxes resulting from the expiration of certain property tax credits.
Corporate expenses include unallocated expenses such as payroll, inclusive of the annual bonus, stock-based compensation, professional fees, cybersecurity, captive claims costs and other various expenses not directly related to the Company’s operations. Corporate expenses increased for the three and nine months ended September 30, 2026, as compared to the same prior year periods, as a result of higher insurance captive costs attributable to increased general liability claims.
Depreciation and amortization expenses increased for the three months ended September 30, 2026, as compared to the same prior year period, primarily due to the completion of capital investments in Lake Tahoe and our recent asset acquisitions in Windsor and Las Vegas. Depreciation and amortization expenses decreased for the nine months ended September 30, 2026, as compared to the same prior year period, primarily due to a reduction in capital expenditures over time.
Transaction and other costs, net primarily includes non-cash losses on the write down and disposal of assets, certain non-recurring litigation reserves, non-recurring asset recoveries, professional services for transaction and integration costs, various contract exit or termination costs, pre-opening costs in connection with our new property openings and non-cash changes in equity method investments. For the three months ended September 30, 2026, as compared to the same prior year period, transaction and other costs, net, increased primarily due to transaction costs related to the proposed Merger and non-recurring asset recoveries in the prior year. For the nine months ended September 30, 2026, as compared to the same prior year period, transaction and other costs, net, increased primarily due to increased transaction costs related to the proposed Merger in the current year offset by non-recurring litigation reserves in the prior year.

Other income (expenses)
Other income (expenses) were as follows:

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Interest expense, net	$(570)	$(576)	$6	1.0%	$(1,712)	$(1,729)	$17	1.0%
Loss on extinguishment of debt	—	(4)	4	100.0%	—	(4)	4	100.0%
Other income (loss)	(4)	3	(7)	*	1	3	(2)	(66.7)%
Benefit for income taxes	10	25	(15)	(60.0)%	10	1	9	*
____________________
*    Not meaningful.
Interest expense, net decreased for the three and nine months ended September 30, 2026, as compared to the same prior year periods, primarily due to a reduction in outstanding debt and lower variable rate interest expense. The decrease was slightly offset by an increase in interest expense related to our leases.
The income tax benefit for the three and nine months ended September 30, 2026 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense and nondeductible expenses.
The income tax benefit for the three months ended September 30, 2025 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to a decrease in federal and state valuation allowances against the deferred tax assets for excess business interest expense, primarily related to a change in tax law. The income tax benefit for the nine months ended September 30, 2025 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to an increase in federal and state valuation allowances against the deferred tax assets for excess business interest expense.
Management assesses both positive and negative evidence to estimate if future taxable income will be sufficient to utilize existing deferred tax assets based on the integrated approach. The Company currently has a valuation allowance on certain federal and state deferred tax assets that are not more likely than not to be realized in the future. As of December 31, 2025, the Company had approximately $1.4 billion of deferred tax assets primarily related to long-term financing obligations, the realization of which depends on the generation of sufficient future taxable income. Given the uncertainty inherent in future taxable income estimates, additional valuation allowance may be required in future periods against these particular deferred tax assets.

Segment comparison of the three and nine months ended September 30, 2026 and 2025
Las Vegas Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Net revenues:
Casino	$287	$260	$27	10.4%	$808	$795	$13	1.6%
Food and beverage	236	270	(34)	(12.6)%	776	834	(58)	(7.0)%
Hotel	263	290	(27)	(9.3)%	924	979	(55)	(5.6)%
Other	144	132	12	9.1%	442	401	41	10.2%
Net revenues	$930	$952	$(22)	(2.3)%	$2,950	$3,009	$(59)	(2.0)%

Table games drop	$711	$658	$53	8.1%	$2,136	$2,142	$(6)	(0.3)%
Table games hold %	21.6%	17.4%		4.2 pts	18.9%	19.3%		(0.4) pts
Slot handle	$2,620	$2,544	$76	3.0%	$7,895	$7,654	$241	3.1%

Hotel occupancy	89.1%	91.6%		(2.5) pts	93.3%	94.9%		(1.6) pts

Adjusted EBITDA	$343	$379	$(36)	(9.5)%	$1,179	$1,281	$(102)	(8.0)%
Adjusted EBITDA margin	36.9%	39.8%		(2.9) pts	40.0%	42.6%		(2.6) pts

Net income attributable to Caesars	$79	$132	$(53)	(40.2)%	$411	$521	$(110)	(21.1)%
Our Las Vegas segment’s net revenues, net income, Adjusted EBITDA and Adjusted EBITDA margin declined for the three and nine months ended September 30, 2026, as compared to the same prior year periods, primarily due to fewer city-wide convention events and lower leisure customer visitation, resulting in decreased non-gaming revenues, lower hotel occupancy and compressed hotel rates. These factors were partially offset by increased casino revenues for the three months ended September 30, 2026, as compared to the same prior year period, driven by improved table games volume and hold. Other revenue increased for the three and nine months ended September 30, 2026, as compared to the same prior year periods, due to increased lease revenue in connection with the Grand Bazaar asset acquisition.
Slot win percentage in the Las Vegas segment for the three and nine months ended September 30, 2026 was within our typical range.

Regional Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Net revenues:
Casino	$1,153	$1,084	$69	6.4%	$3,355	$3,159	$196	6.2%
Food and beverage	174	166	8	4.8%	485	465	20	4.3%
Hotel	204	195	9	4.6%	525	497	28	5.6%
Other	96	91	5	5.5%	262	238	24	10.1%
Net revenues	$1,627	$1,536	$91	5.9%	$4,627	$4,359	$268	6.1%

Table games drop	$1,204	$1,203	$1	0.1%	$3,357	$3,359	$(2)	(0.1)%
Table games hold %	20.6%	19.8%		0.8 pts	21.3%	20.4%		0.9 pts
Slot handle	$12,045	$11,373	$672	5.9%	$34,463	$32,734	$1,729	5.3%

Adjusted EBITDA	$524	$506	$18	3.6%	$1,447	$1,385	$62	4.5%
Adjusted EBITDA margin	32.2%	32.9%		(0.7) pts	31.3%	31.8%		(0.5) pts

Net income attributable to Caesars	$66	$56	$10	17.9%	$69	$65	$4	6.2%
Our Regional segment’s net revenues, net income, and Adjusted EBITDA increased for the three and nine months ended September 30, 2026, as compared to the same prior year periods, primarily due to the consolidation of Caesars Windsor beginning March 3, 2026, increased visitation in northern Nevada due to a national tournament throughout the second quarter of 2026 and positive results driven by our recent capital investments in Lake Tahoe and New Orleans. Adjusted EBITDA margin remained relatively flat for the three and nine months ended September 30, 2026, despite the increased net revenues, primarily due to increased labor costs and gaming taxes.
Slot win percentage in the Regional segment for the three and nine months ended September 30, 2026 was within our typical range.

Caesars Digital Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Net revenues:
Casino (a)	$317	$300	$17	5.7%	$1,022	$955	$67	7.0%
Other	9	11	(2)	(18.2)%	29	34	(5)	(14.7)%
Net revenues	$326	$311	$15	4.8%	$1,051	$989	$62	6.3%

Sports betting handle (b)	$2,505	$2,476	$29	1.2%	$8,103	$8,097	$6	0.1%
Sports betting hold %	7.9%	7.8%		0.1 pts	8.2%	7.9%		0.3 pts

iGaming handle	$4,832	$4,761	$71	1.5%	$15,037	$13,954	$1,083	7.8%
iGaming hold %	4.0%	3.6%		0.4 pts	3.8%	3.6%		0.2 pts

Adjusted EBITDA	$44	$28	$16	57.1%	$181	$151	$30	19.9%
Adjusted EBITDA margin	13.5%	9.0%		4.5 pts	17.2%	15.3%		1.9 pts

Net income (loss) attributable to Caesars	$4	$(21)	$25	*	$53	$18	$35	194.4%
____________________
*    Not meaningful.
(a)Includes total promotional and complimentary incentives related to sports betting, iGaming, and online poker of $85 million and $78 million for the three months ended September 30, 2026 and 2025, respectively, and $249 million and $223 million for the nine months ended September 30, 2026 and 2025, respectively. Promotional and complimentary incentives for online poker were $3 million and $4 million for the three months ended September 30, 2026 and 2025, respectively, and $10 million and $12 million for the nine months ended September 30, 2026 and 2025, respectively.
(b)Caesars Digital generated an additional $179 million and $193 million of sports betting handle for the three months ended September 30, 2026 and 2025, respectively, and $598 million and $661 million for the nine months ended September 30, 2026 and 2025, respectively, which is not included in this table, for select wholly owned and third-party operations for which Caesars Digital provides services and we receive all, or a share of, the net profits. Hold related to these operations was 12.0% and 11.0%, for the three months ended September 30, 2026 and 2025, respectively, and 10.6% and 11.1% for the nine months ended September 30, 2026 and 2025, respectively. Sports betting handle includes $10 million and $9 million for the three months ended September 30, 2026 and 2025, respectively, and $32 million and $31 million for the nine months ended September 30, 2026 and 2025, respectively, related to horse racing and pari-mutuel wagers.
Our Caesars Digital segment’s net revenues, net income (loss), Adjusted EBITDA, and Adjusted EBITDA margin increased for the three and nine months ended September 30, 2026, as compared to the same prior year periods, primarily due to increased iGaming handle and hold as well as sports betting hold coupled with reduced marketing costs.
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
Managed and Branded Segment

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Net revenues:
Other	$58	$73	$(15)	(20.5)%	$181	$214	$(33)	(15.4)%
Net revenues	$58	$73	$(15)	(20.5)%	$181	$214	$(33)	(15.4)%

Adjusted EBITDA	$17	$18	$(1)	(5.6)%	$46	$51	$(5)	(9.8)%
Adjusted EBITDA margin	29.3%	24.7%		4.6 pts	25.4%	23.8%		1.6 pts

Net income attributable to Caesars	$16	$18	$(2)	(11.1)%	$57	$52	$5	9.6%

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

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Reimbursable management revenue	$37	$53	$(16)	(30.2)%	$122	$159	$(37)	(23.3)%
Reimbursable management costs	37	53	(16)	(30.2)%	122	159	(37)	(23.3)%
Corporate & Other

	Three Months Ended September 30,			Percent Change	Nine Months Ended September 30,			Percent Change
(Dollars in millions)	2026	2025	Variance		2026	2025	Variance
Net revenues:
Casino	$(3)	$(2)	$(1)	(50.0)%	$(6)	$(5)	$(1)	(20.0)%
Food and beverage	—	—	—	*	(1)	—	(1)	*
Other	2	(1)	3	*	1	4	(3)	(75.0)%
Net revenues	$(1)	$(3)	$2	66.7%	$(6)	$(1)	$(5)	*

Adjusted EBITDA	$(63)	$(47)	$(16)	(34.0)%	$(181)	$(145)	$(36)	(24.8)%
____________________
*    Not meaningful.
Supplemental Unaudited Presentation of Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) for the Three and Nine Months Ended September 30, 2026 and 2025
Adjusted EBITDA (described below), a non-GAAP financial measure, has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry and we believe that this non-GAAP supplemental information will be helpful in understanding our ongoing operating results. Management has historically used Adjusted EBITDA when evaluating operating performance because we believe that the inclusion or exclusion of certain recurring and non-recurring items is necessary to provide a full understanding of our core operating results and as a means to evaluate period-to-period results. Adjusted EBITDA represents, as applicable, net income (loss) before interest income and interest expense net of interest capitalized, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation expense, (gain) loss on extinguishment of debt, impairment charges, other (income) loss, net income (loss) attributable to noncontrolling interests, transaction costs associated with our acquisitions, developments, and divestitures, and non-cash changes in equity method investments. Adjusted EBITDA also excludes the expense associated with certain of our leases as these transactions were accounted for as financing obligations and the associated expense is included in interest expense. Adjusted EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA is unaudited and should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of our operating performance. Uses of cash flows that are not reflected in Adjusted EBITDA include capital expenditures, interest payments, income taxes, debt principal repayments, distributions to our noncontrolling interest owners and payments under our leases with affiliates of VICI and GLPI, which can be significant. As a result, Adjusted EBITDA should not be considered as a measure of our liquidity. Other companies that provide Adjusted EBITDA information may calculate Adjusted EBITDA differently than we do. The definition of Adjusted EBITDA may not be the same as the definitions used in any of our debt or lease agreements.

The following table summarizes our Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025, respectively, in addition to reconciling net income (loss) attributable to Caesars to Adjusted EBITDA in accordance with GAAP (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net loss attributable to Caesars	$(123)	$(55)	$(283)	$(252)
Net income attributable to noncontrolling interests	16	16	52	50
Benefit for income taxes	(10)	(25)	(10)	(1)
Other (income) loss	4	(3)	(1)	(3)
Loss on extinguishment of debt	—	4	—	4
Interest expense, net	570	576	1,712	1,729
Depreciation and amortization	366	352	1,068	1,073
Transaction costs and other, net (a)	19	(3)	64	51
Stock-based compensation expense	23	22	70	72
Total Adjusted EBITDA	$865	$884	$2,672	$2,723
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
As of September 30, 2026, our cash on hand and borrowing capacity was as follows:

(In millions)	September 30, 2026
Cash and cash equivalents	$864
CEI Revolving Credit Facility capacity	2,250
CVA Revolving Credit Facility capacity	25
Revolver capacity committed to letters of credit	(96)
Revolver capacity committed to specific reserves	(40)
Revolver capacity committed as regulatory requirement	(56)
Total	$2,947
During the nine months ended September 30, 2026, our operating activities generated operating cash inflows of $942 million, as compared to operating cash inflows of $998 million during the nine months ended September 30, 2025, primarily due to changes in working capital, coupled with the results of operations described above.
We expect that our primary capital requirements going forward will relate to servicing our outstanding indebtedness, rent payments under our GLPI Leases and VICI Leases, and the renovation and maintenance of our properties. We expect to continue having additional cash uses for federal and certain state income taxes in operating activities.

A significant portion of our liquidity needs are for debt service and payments associated with our leases. Our estimated debt service (including principal and interest) is approximately $188 million for the remainder of 2026. We also lease certain real property assets from third parties, including VICI and GLPI. The VICI Leases are subject to annual escalations, that take effect in November of each year, based on the Consumer Price Index (“CPI”). In addition to the CPI escalator, our VICI Leases are also subject to a variable rent adjustment based on certain historical net revenues of our leased properties, in which, the next such lease year with a variable rent adjustment begins November 2027. We estimate our lease payments to VICI and GLPI to be approximately $345 million for the remainder of 2026.
We make capital expenditures and perform continuing refurbishment and maintenance at our properties to maintain our quality standards. Our capital expenditure requirements for the remainder of 2026 include various growth and renovation projects. In addition, we anticipate continued investment in our Caesars Sportsbook and iGaming applications.
Cash used for capital expenditures totaled $507 million and $648 million for the nine months ended September 30, 2026 and 2025, respectively, related to our growth, renovation, maintenance, and other capital projects. The following table summarizes our capital expenditures for the nine months ended September 30, 2026, and an estimated range of capital expenditures for the remainder of 2026.

	Nine Months Ended September 30, 2026	Estimate of Remaining Capital Expenditures for 2026
(In millions)	Actual	Low	High
Growth and renovation projects	$178	$65	$85
Caesars Digital	52	15	20
Maintenance projects	277	80	100
Total estimated capital expenditures from unrestricted cash	$507	$160	$205
We have agreements with certain sporting event facilities and professional sports teams primarily for tickets, suites, advertising, marketing, promotional and sponsorship opportunities. The agreements include leasing of event suites that are generally considered short-term leases for which we do not record a right-of-use asset or lease liability and recognizes expenses in the period services are received. As of September 30, 2026 and December 31, 2025, obligations related to these agreements were $309 million and $318 million, respectively, with contracts extending through 2040.
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
As of September 30, 2026, we were in compliance with all of the applicable financial covenants described above.
Share Repurchase Programs
On October 2, 2024, we announced that our Board authorized a $500 million common stock repurchase program (the “2024 Share Repurchase Program”). Under the 2024 Share Repurchase Program, we may, from time to time, repurchase shares of common stock on the open market (either with or without a 10b5-1 plan) or through privately negotiated transactions. There were no share repurchases made during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, respectively, we acquired 3,134,500 and 7,322,966 shares of our common stock at an aggregate value of $79 million and $179 million. Under the 2024 Share Repurchase Program, as of September 30, 2026, we have authorization to repurchase up to $221 million more of our outstanding common stock. The 2024 Share Repurchase Program has no time limit and may be suspended or discontinued at any time without notice. There is no minimum number of shares of common stock that we are required to repurchase under the 2024 Share Repurchase Program.
As a result of the proposed Merger, described above, no share repurchases are expected at this time.
Contractual Obligations
There have been no other material changes during the nine months ended September 30, 2026 to our contractual obligations as disclosed in Part II, Item 7 of the 2025 Annual Report. See Note 5 to our unaudited Financial Statements, which is included elsewhere in this report, for additional information regarding contractual obligations.
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
As of September 30, 2026, long-term variable-rate borrowings totaled $5.8 billion under the CEI Term Loans and the CVA Delayed Draw Term Loan, and no amounts were outstanding under the CEI Revolving Credit Facility or the CVA Revolving Credit Facility. As of September 30, 2026, long-term variable-rate borrowings under the CEI Term Loans and the CVA Delayed Draw Term Loan represented approximately 50% of consolidated long-term debt and the weighted average interest rates on our variable and fixed rate debt were 6.12% and 6.18%, respectively.
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
Forward-looking statements are based upon certain underlying assumptions, including any assumptions mentioned with the specific statements, as of the date such statements were made. Such assumptions are in turn based upon internal estimates and analyses of market conditions and trends, management plans and strategies, economic conditions and other factors. Such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control, and are subject to change. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend upon future circumstances that may not occur. Actual results and trends may differ materially from any future results, trends, performance or achievements expressed or implied by such statements. Forward-looking statements speak only as of the date they are made, and we assume no duty to update forward-looking statements. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject include, but are not limited to, the following:
•risks related to the Merger, including, but not limited to: (a) risks related to the combination of the Company and Fertitta Gaming and the integration of their respective businesses and assets; (b) the inability to consummate the proposed transaction within the anticipated time period, or at all, due to any reason, including the failure to obtain required regulatory approvals for the proposed transaction or the failure to satisfy the other conditions to the consummation of the proposed transaction; (c) the risk that the financing required to fund the proposed transaction is not obtained on the terms anticipated or at all; (d) potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction, such as the ability of the Company to maintain relationships with its customers, suppliers and others with whom it does business; (e) the nature, cost and outcome of any litigation and other legal proceedings, including any such proceedings related to the proposed transaction and instituted against the Company and/or its directors, executive officers or other related persons; (f) the possibility that the anticipated benefits of the proposed transaction, including cost savings and expected synergies, are not realized when expected or at all, including as a result of the impact of, or issues arising from, the integration of the two companies; (g) conditions imposed on the companies in order to obtain required regulatory approvals, including the need to sell assets; (h) uncertainties in the global economy and credit markets and its potential impact on Fertitta Gaming’s ability to finance the proposed transaction; (i) the possibility that the proposed transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (j) disruption of the Company’s current plans and operations or diversion of management’s attention from ongoing business operations and opportunities; (k) the ability to retain and hire certain key employees of the Company; (l) risks associated with increased leverage from the proposed transaction; (m) changes in the value of the Company’s common stock between the date of the Merger Agreement and the closing of the proposed transaction or that the Company’s stock price may decline significantly if the proposed transaction is not consummated; (n) competitive responses to the proposed transaction; (o) legislative, regulatory and economic developments; (p) uncertainties as to the timing of the consummation of the proposed transaction and the ability of each party to consummate the proposed transaction; (q) the risk that the Merger Agreement may be terminated in circumstances requiring the Company to pay a termination fee; (r) the effect of the announcement of the proposed transaction on the Company’s operating results and business generally; (s) other factors that could affect the Company’s business such as, without limitation, changes in national, regional and local economic and market conditions, legislative and regulatory matters, increases in gaming taxes and fees in the jurisdictions in which we operate, litigation, increased competition, reliance on key personnel, our ability to comply with covenants in our debt instruments, terrorist incidents, natural disasters, severe weather conditions (including weather or road conditions that limit access to our properties), the effects of environmental and structural building conditions, the effects of disruptions to our information technology and other systems and infrastructure and factors affecting the gaming, entertainment and hospitality industries generally; (t) other risks to consummation of the proposed transaction, including the risk that the proposed transaction will not be consummated within the expected time or at all;
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
The obligations of Fertitta Gaming and the Company to complete the Merger remain subject to the satisfaction or waiver of a number of conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the HSR Act and (ii) the receipt of certain gaming regulatory approvals.
Although Fertitta Gaming and the Company have agreed in the Merger Agreement to use their reasonable best efforts to complete the Transaction as promptly as practicable, many of the remaining closing conditions are not within Fertitta Gaming’s or the Company’s control, and neither company can predict when or if these remaining conditions will be satisfied. If any of these conditions are not satisfied or waived prior to May 27, 2027, which deadline may be extended to August 27, 2027 and November 27, 2027 in certain circumstances, it is possible that the Merger Agreement will be terminated. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within the expected timeframe. There can be no assurance that all remaining closing conditions will be satisfied or waived, or that the Merger will be completed, within the expected timeframe or at all.
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
Various parties have threatened or filed litigation against the Company and related parties. Whether or not these claims are successful, defending against these claims can result in substantial costs. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s liquidity and financial condition. Such lawsuits that have been or may be in the future be filed could prevent or delay the completion of the Transaction and result in significant costs to the Company and/or Fertitta Gaming, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any existing or future lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Rule 10b5-1 Trading Plans
For the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

CAESARS ENTERTAINMENT, INC.

Date: October 27, 2026	/s/ Thomas R. Reeg
Thomas R. Reeg Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2026	/s/ Bret Yunker
Bret Yunker Chief Financial Officer (Principal Financial Officer)